Form 10-K
period 1993-12-31
MAXXAM INC
filed 1994-03-31
CIK 63814

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                 __________________

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1993 Commission File Number 1-3924


                                    MAXXAM INC.
               (Exact name of Registrant as Specified in its Charter)


                    DELAWARE                            95-2078752
                (State or other                      (I.R.S. Employer
                  jurisdiction                    Identification Number)
              of incorporation or
                 organization)

          5847 SAN FELIPE, SUITE 2600
                 HOUSTON, TEXAS                            77057
             (Address of Principal                      (Zip Code)
               Executive Offices)

         Registrant's telephone number, including area code: (713) 975-7600

                                 __________________


            Securities registered pursuant to Section 12(b) of the Act:


                                                       NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                          ON WHICH REGISTERED
     12 1/2% Subordinated Debentures due December 15, 1999       American
     14% Senior Subordinated Reset Notes due May 20, 2000        American
     Common Stock, $.50 par value  American, Pacific, Philadelphia

          Shares of common stock outstanding at March 15, 1994:  8,698,464
         Securities registered pursuant to Section 12(g) of the Act:  None.
                                 __________________

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)
     has been subject to such filing requirements for the past 90 days.   Yes
     /X/  No   /___/

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

          Based upon the March 15, 1994 American Stock Exchange closing price of $37.125 per share, the aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates was approximately $222.9 million.

                        DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Registrant's annual report to stockholders for the fiscal year ended December 31, 1993 are incorporated by reference under
     Part II. Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.

                                    MAXXAM INC.

                                       PART I


     ITEM 1.   BUSINESS

     GENERAL

               MAXXAM Inc. and its majority and wholly owned subsidiaries are collectively referred to herein as the "Company" or "MAXXAM" unless otherwise indicated or the context indicates otherwise. The Company, through Kaiser Aluminum Corporation ("Kaiser") and Kaiser's principal operating subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), is a fully integrated aluminum company. The Company's voting interest in Kaiser is approximately 61% on a fully diluted basis. See "--Aluminum Operations." In addition, the Company is engaged in forest products operations through its wholly owned subsidiary, MAXXAM Group Inc. ("MGI") and MGI's wholly owned subsidiaries, The Pacific Lumber Company and its wholly owned subsidiaries (collectively referred to herein as "Pacific Lumber," unless the context indicates otherwise), and Britt Lumber Co., Inc. ("Britt"). See "--Forest Products Operations." The Company is also engaged in real estate management and development, principally through MAXXAM Property Company (and its subsidiaries), MCO Properties Inc. ("MCOP"), Palmas del Mar Properties, Inc. and various other wholly owned subsidiaries. See "--Real Estate Operations." The Company, through its subsidiaries, also has various interests in a Class 1 thoroughbred and quarter horse racing facility currently under construction just northwest of Houston. See "--Sam Houston Race Park." See Note 11 to the Consolidated Financial Statements for certain financial information by industry segment and geographic area.

     ALUMINUM OPERATIONS

          INDUSTRY OVERVIEW

               Primary aluminum is produced by the refining of bauxite (the major aluminum-bearing ore) into alumina (the intermediate material) and the reduction of alumina into primary aluminum. Approximately two pounds of bauxite are required to produce one pound of alumina, and approximately two pounds of alumina are required to produce one pound of primary aluminum. Aluminum's valuable physical properties include its light weight, corrosion resistance, thermal and electrical conductivity and high tensile strength.

               Demand
               The packaging and transportation industries are the principal consumers of aluminum in the United States, Japan and Western Europe. In the packaging industry, which accounted for approximately 22% of consumption in 1992, aluminum's recyclability and weight advantages have enabled it to gain market share from steel and glass, primarily in the beverage container area. The aluminum packaging market in the United States, Japan and Western Europe grew at a rate of approximately 4.0% per year during the period 1982-1992, and total United States aluminum beverage can shipments increased at a rate of approximately 2.5% in 1993, 1.5% in 1992 and 3.9% in 1991. Nearly all beer cans and approximately 95% of the soft drink cans manufactured for the United States market are made of aluminum. Despite the flat demand currently being experienced in the can stock market, growth in the packaging area is generally expected to continue in the 1990's due to general population increase and to further penetration of the beverage can market in Western Europe and Japan, where aluminum cans are a substantially lower percentage of the total beverage container market than in the United States.

               In the transportation industry, which accounted for approximately 28% of aluminum consumption in the United States, Japan and Western Europe in 1992, automotive manufacturers use aluminum instead of steel or copper for an increasing number of components, including radiators, wheels and engines, in order to meet more stringent environmental and fuel efficiency requirements through vehicle weight reduction.

     Management believes that sales of aluminum to the transportation industry have considerable growth potential due to projected increases in the use of aluminum in automobiles. According to industry sources, aluminum content in United States automobiles nearly doubled in the last 15 years to an average of 191 pounds per vehicle and the amount of aluminum consumed in the manufacture of Japanese automobiles more than doubled from 1983 to 1990. Management believes that the use of aluminum in automobiles in the United States and Japan will approximately double between 1991 and 2006.

               Supply
               As of year-end 1993, Western world aluminum capacity from 109 smelting facilities was approximately 16.4 million tons per year. Net exports of aluminum from the Commonwealth of Independent States
     (the "C.I.S.") increased substantially from 1990 levels during the period from 1991 through 1993 and have contributed to a significant increase in London Metal Exchange stocks of primary aluminum.

               Based upon information currently available, Kaiser believes that only moderate additions will be made during 1994-1995 to Western world alumina and primary aluminum production capacity; however, due to the decline of primary aluminum prices since January 1, 1991, and other factors, curtailments or permanent shutdowns have been announced, to management's knowledge, with respect to approximately 3 million tons of primary aluminum production capacity (all references to tons herein are to metric tons of 2,204.6 pounds). See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Trends- -Aluminum Operations" on pages 34 and 35 of the Company's 1993 Annual Report to Stockholders. The increases in alumina capacity during 1994 -1995 will come from incremental expansions of existing refineries and not from new plants, which generally require a four to five year design, engineering and construction period.

               Recent Industry Trends
               The aluminum industry has been cyclical and market prices of alumina and primary aluminum have been volatile from time to time.
     During 1989, tight supply conditions for alumina and strong demand for primary aluminum resulted in unusually high spot prices for alumina. During 1990, a moderate surplus of alumina supply developed due to new alumina production from two facilities restarted in prior years (including Kaiser's Alpart refinery) and increased production at other refineries. Furthermore, curtailments of primary aluminum production in response to declining ingot prices have increased the surplus of alumina supply. Since 1990, spot prices of alumina have declined substantially due to these factors and slow economic growth in major aluminum consuming countries. Contract prices for deliveries of alumina in 1993 were in a lower range than the ranges applicable during the past several years. As a result of these factors and the continuing expansion of existing alumina refineries during 1992-1993, the current surplus of alumina is expected to continue.

               During 1989 and 1990, primary aluminum smelters throughout the world operated at near capacity levels. This factor, combined with increased production from smelter capacity additions during 1989 and 1990, resulted in a reduction of the market price of primary aluminum from 1988 peak prices. Additions to smelter capacity in 1991, 1992 and 1993, continued high operating rates in the Western world and slow economic growth in major aluminum consuming countries as well as exports from the C.I.S. have contributed to an oversupply of primary aluminum and a significant increase in primary aluminum inventories in the world. If Western world production and exports from the C.I.S. continue at current levels, primary aluminum inventory levels are expected to increase further in 1994. The foregoing factors have contributed to a significant reduction in the market price of primary aluminum, and may continue to adversely affect the market price of primary aluminum in the future. The average price of primary aluminum was at historic lows in real terms for the year ended 1993. See Item 7. "Management's

     Discussion and Analysis of Financial Condition and Results of Operations --Trends--Aluminum Operations" on pages 34 and 35 of the Company's 1993 Annual Report to Stockholders.

               Government officials from the European Union, the United States, Canada, Norway, Australia and the Russian Federation met in a multilateral conference in January 1994 to discuss the current excess global supply of primary aluminum. All participants have ratified as a trade agreement the resulting Memorandum which provides, in part, for (i) a reduction in Russian Federation primary aluminum production by 300,000 tons per year within three months of the date of ratification of the Memorandum and an additional 200,000 tons within the following three months, (ii) improved availability of comprehensive data on Russian aluminum production, and (iii) certain assistance to the Russian aluminum industry. A Russian Federation Trade Ministry official has publicly stated that the output reduction would remain in effect for 18 months to two years, provided that other worldwide production cutbacks occur, existing trade restrictions on aluminum are eliminated, and no new trade restrictions on aluminum are imposed. The Memorandum does not require specific levels of production cutbacks by other producing nations. The Memorandum was finalized at a second meeting of the participants held at the end of February 1994.

          KAISER ALUMINUM

               General

               Kaiser operates in all principal aspects of the aluminum industry--the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized by Kaiser in its operations, Kaiser sells significant amounts of alumina and primary aluminum in the domestic and international markets. In 1993, Kaiser produced approximately 2,826,600 tons of alumina, of which approximately 71% was sold to third parties, and produced 436,200 tons of primary aluminum, of which approximately 56% was sold to third parties. Kaiser is also a major domestic supplier of fabricated aluminum products. In 1993, Kaiser shipped approximately 373,200 tons of fabricated aluminum products to third parties, which accounted for approximately 6% of the total tonnage of United States domestic shipments in 1993. A majority of Kaiser's fabricated products are used by customers as components in the manufacture and assembly of finished end-use products.

               The following table sets forth total shipments and intracompany transfers of Kaiser's alumina, primary aluminum and fabricated aluminum operations:



                                                                       Year Ended December 31,
                                                                     1993       1992        1991
                                                                       (In thousands of tons)
      ALUMINA:
           Shipments to Third Parties . . . . . . . . . . . . .   1,997.5    2,001.3     1,945.9
           Intracompany Transfers . . . . . . . . . . . . . . .     807.5      878.2       884.2
      PRIMARY ALUMINUM:
           Shipments to Third Parties . . . . . . . . . . . . .     242.5      355.4       340.6
           Intracompany Transfers . . . . . . . . . . . . . . .     233.6      224.4       199.6
      FABRICATED ALUMINUM PRODUCTS:
           Shipments to Third Parties . . . . . . . . . . . . .     373.2      343.6       314.2



               Business Strategy
               Kaiser has made significant changes in the mix of products sold to customers by disposing of selected assets, restarting and increasing its percentage ownership interest in the Alumina Partners of Jamaica

     ("Alpart") alumina refinery, and increasing production of alumina at Gramercy, Louisiana, and Queensland Australia Limited ("QAL") in Australia. The percentage of Kaiser's alumina production sold to third parties increased from approximately 35% in 1987 to approximately 71% in 1993, and the percentage of its primary aluminum production sold to third parties increased from approximately 20% in 1987 to approximately 56% in 1993.

               Kaiser has concentrated its fabricated products operations on the beverage container market (which historically has been recession-resistant); high value-added, heat-treated sheet and plate products for the aerospace industry; hubs, wheels and other products for the truck, trailer and shipping container industry; parts for air bag canisters and other automotive components; and distributor markets for a variety of semifabricated aluminum products. Since January 1, 1989, Kaiser has constructed four new fabrication facilities and has modernized and expanded others, with the objective of reducing manufacturing costs and expanding sales in selected product markets in which Kaiser has production expertise, high quality capability and geographic and other competitive advantages.

               Kaiser has taken steps to control and reduce costs, improve the efficiency and increase the capacity of its alumina and primary aluminum production and fabricating operations, modernize its facilities, and streamline and decentralize its management structure to reduce corporate overhead and shift decision making and accountability to its business units. In October 1993, Kaiser announced that it is restructuring its flat-rolled products operation at its Trentwood plant in Spokane, Washington, to reduce that facility's annual operating costs. This effort is in response to over-capacity in the aluminum rolling industry, flat demand in can stock markets, and declining demand for aluminum products sold to customers in the commercial aerospace industry, all of which have resulted in declining prices in Trentwood's key markets. The Trentwood restructuring is expected to result in annual cost savings of approximately $50.0 million after it has been fully implemented (which is expected to occur by the end of 1995). See "Fabricated Products--Flat-Rolled Products" below.

               Primary aluminum production at Kaiser's Mead and Tacoma smelters was curtailed in 1993 because of a power reduction imposed by the Bonneville Power Administration (the "BPA"), which reduced the operating rates for such smelters. See "--Primary Aluminum Products" below. Furthermore, Kaiser announced on February 24, 1994 that it will curtail approximately 9.3% of its annual production capacity currently available from its primary aluminum smelters.

               Kaiser has also attempted to lessen its exposure to possible future declines in the market prices of alumina and primary aluminum by entering into fixed and variable rate power and fuel supply contracts, and a labor contract with the United Steelworkers of America (the "USWA") which provides for semi-variable compensation with respect to approximately 73% of Kaiser's domestic hourly work force. See "- -Production Operations" and "--Employees" below.

               Sensitivity to Prices and Hedging Programs
               Kaiser's earnings are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Through its variable cost structures, forward sales and hedging program, Kaiser has attempted to mitigate its exposure to possible further declines in the market prices of alumina and primary aluminum while retaining the ability to participate in favorable pricing environments that may materialize. See Item 7. "Management's
     Discussion and Analysis of Financial Condition and Results of Operations -Trends--Aluminum Operations--Sensitivity to Prices and Hedging Programs" on pages 34 and 35 of the Company's 1993 Annual Report to Stockholders.

               Production Operations
               Kaiser's operations are conducted through decentralized business units which compete throughout the aluminum industry.

          - The Alumina Business Unit, which mines bauxite and obtains additional bauxite tonnage under long term contracts, produced approximately 8% of Western world alumina in 1993. During 1993, Kaiser utilized approximately 82% of its bauxite production at its alumina refineries and the remainder was either sold to third parties or tolled into alumina by a third party. In addition, during 1993 Kaiser utilized approximately 29% of its alumina for internal purposes and sold the remainder to third parties. Kaiser's share of total Western world alumina capacity was 8% in 1993.

          - The Primary Aluminum Products Business Unit operates two domestic smelters wholly owned by KACC and two foreign smelters in which KACC holds significant ownership interests. In 1993, Kaiser utilized approximately 44% of its primary aluminum for internal purposes and sold the remainder to third parties. Kaiser's share of total Western world primary aluminum capacity was 3% in 1993.

          - Fabricated products are manufactured by three Business Units -- Flat-Rolled Products, Extruded Products (including rod and bar), and Forgings -- which manufacture a variety of fabricated products (including body, lid and tab stock for beverage containers, sheet and plate products, screw machine stock, redraw rod, forging stock, truck wheels and hubs, air bag canisters and other forgings and extruded products) and operate plants located in principal marketing areas of the United States and Canada. Substantially all of the primary aluminum utilized in Kaiser's fabricated products operations is obtained internally, with the balance of the metal utilized in its fabricated products operations obtained from scrap metal purchases. In 1993, Kaiser shipped approximately 373,200 tons of fabricated aluminum products to third parties, which accounted for approximately 6% of the total tonnage of United States domestic fabricated shipments for such year.

               Alumina
               The following table lists Kaiser's bauxite mining and alumina refining facilities as of December 31, 1993:


                                                                               Total           Total
                                                                             Available         Annual
                                                               Company          to           Production
           Activity            Facility          Location     Ownership       Kaiser          Capacity
                                                                              (tons)           (tons)

      Bauxite Mining      KJBC(1)             Jamaica        49%               4,500,000       4,500,000
                          Alpart(2)           Jamaica        65%               2,275,000       3,500,000
                                                                             -----------     -----------
                                                                               6,775,000       8,000,000
                                                                             ===========     ===========

      Alumina Refining    Gramercy            Louisiana      100%              1,000,000       1,000,000
                          Alpart              Jamaica        65%                 943,000       1,450,000
                          QAL                 Australia      28.3%               934,000       3,300,000
                                                                             -----------     -----------
                                                                               2,877,000       5,750,000
                                                                             ===========     ===========



     <
     (1)  Although Kaiser owns 49% of Kaiser Jamaica Bauxite Company, it has the right to receive all of such entity's output.
     (2)  Alpart bauxite is refined into alumina at the Alpart refinery.


               Bauxite mined in Jamaica by Kaiser Jamaica Bauxite Company ("KJBC") is refined into alumina at Kaiser's plant at Gramercy, Louisiana, or is sold to third parties. In 1979, the Government of Jamaica granted Kaiser a mining lease for the mining of bauxite sufficient to supply Kaiser's then-existing Louisiana alumina refineries at their annual capacities of 1,656,000 tons per year until January 31, 2020. Alumina from the Gramercy plant is sold to third parties. Kaiser has entered into a series of medium term contracts for the supply of natural gas to the Gramercy plant. The price of such gas varies based upon certain spot natural gas prices, with floor and ceiling prices applicable to approximately one-half of the delivered gas. Kaiser has, however, established a fixed price for a portion of the delivered gas through a hedging program.

               Alpart holds bauxite reserves and owns an alumina plant located in Jamaica. KACC has a 65% interest in Alpart and Hydro Aluminium a.s. ("Hydro") owns the remaining 35% interest. KACC has management responsibility for the facility on a fee basis. KACC and Hydro have agreed to be responsible for their proportionate shares of Alpart's costs and expenses. Alpart began a program of modernization and expansion of its facilities in 1991. As a part of that program, the capacity of the Alpart alumina refinery has been increased to 1,450,000 tons per year as of December 31, 1992. In 1981, the Government of Jamaica granted Alpart a mining lease covering bauxite reserves sufficient to operate the Alpart plant until December 31, 2019. In connection with the expansion program, the Alpart partners have entered into an agreement with the Government of Jamaica designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery, as it has been expanded and as it may be expanded through the year 2024 (to a capacity of 2,000,000 tons per year).

               In mid-1990, Alpart entered into a five-year agreement for the supply of substantially all of its fuel oil, the refinery's primary energy source. In February 1992, the term of this agreement was extended for one year and the quantity of fuel oil to be supplied was increased. The price for 80% of the initial quantity remains fixed at a price which prevailed in the fourth quarter of 1989; the price for 80% of the increased quantity is fixed at a negotiated price; and the price for the balance of the initial and increased quantities was based upon certain spot fuel oil prices plus transportation costs. Alpart has purchased all of the quantities of fuel oil which could be purchased based upon certain spot fuel oil prices under both the initial and extended agreements.

               KACC holds a 28.3% interest in QAL, which owns the largest and one of the most efficient alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its stockholders pursuant to long-term tolling contracts. The stockholders, including KACC, purchase bauxite from another QAL stockholder pursuant to long-term supply contracts. KACC has contracted to take approximately 751,000 tons per year of capacity or pay standby charges. KACC is unconditionally obligated to pay amounts calculated to service its share ($73.6 million at December 31, 1993) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs. QAL's annual production capacity is approximately 3,300,000 tons, of which approximately 934,000 tons are available to KACC.

               Kaiser's principal customers for bauxite and alumina consist of large and small domestic and international aluminum producers that purchase bauxite and reduction-grade alumina for use in their internal refining and smelting operations and trading intermediaries who resell raw materials to end-users. In 1993, Kaiser sold all of its bauxite to one customer, and sold alumina to 13 customers, the largest and top five of which accounted for approximately 22% and 79% of such sales, respectively. Among alumina producers, the Company believes Kaiser is now the world's second largest seller of alumina to third parties. Kaiser's strategy is to sell a substantial portion of the bauxite and alumina available to it in excess of its internal refining and smelting requirements pursuant to forward sales contracts. See Item 7. "Management's

     Discussion and Analysis of Financial Condition and Results of Operations --Trends--Sensitivity to Prices and Hedging Programs" on pages 34 and 35 of the Company's 1993 Annual Report to Stockholders. Marketing and sales efforts are conducted by executives of the Alumina Business Unit and Kaiser.

               Primary Aluminum Products
               The following table lists Kaiser's primary aluminum smelting facilities as of December 31, 1993:



                                                                        Annual
                                                                         Rated
                                                                       Capacity              Total
                                                                       Available            Annual               1993
                                                    Company               to                 Rated             Operating
           Location            Facility            Ownership            Kaiser             Capacity              Rate
                                                                        (tons)              (tons)
      DOMESTIC:
      Washington          Mead                100%                          200,000             200,000   80%
      Washington          Tacoma              100%                           73,000              73,000   77%
                                                                        -----------         -----------
           Subtotal                                                         273,000             273,000
                                                                        -----------         -----------

      INTERNATIONAL:
      Ghana               Valco               90%                           180,000             200,000   88%
      Wales, U.K.         Anglesey            49%                            55,000             112,000   112%
                                                                        -----------         -----------
           Subtotal                                                         235,000             312,000
                                                                        -----------         -----------
              Total                                                         508,000             585,000
                                                                        ===========         ===========




               Kaiser owns two smelters located at Mead and Tacoma, Washington, where alumina is processed into primary aluminum. The Mead facility uses pre-bake technology and produces primary aluminum, almost all of which is used at Kaiser's Trentwood fabricating facility and the balance of which is sold to third parties. The Tacoma plant uses Soderberg technology and produces primary aluminum and high-grade, continuous cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum. Both smelters have achieved significant production efficiencies in recent years through retrofit technology, cost controls and semi-variable wage and power contracts, leading to increases in production volume and enhancing their ability to compete with newer smelters. At the Mead plant, Kaiser has converted to welded anode assemblies to increase energy efficiency, reduced the number of anodes used in the smelting process, changed from pencil to liquid pitch to produce carbon anodes which achieved environmental and operating savings, and engaged in efforts to increase production through the use of improved, higher-efficiency reduction cells.

               Electrical power represents an important production cost for Kaiser at its Mead and Tacoma smelters. The electricity supply contracts between the BPA and the Company expire in 2001. The electricity supply contracts between the BPA and its direct service industry customers (which consist of fifteen energy intensive companies, principally aluminum producers, including Kaiser) permit the BPA to interrupt up to 25% of the amount of power which it normally supplies to such customers. Both the Mead and Tacoma plants operated at approximately full rated capacity during 1991-1992, but operated at less than rated capacity throughout 1993. As a result of drought conditions, in January 1993 the BPA reduced the amount of power it normally supplies to its direct service industry customers. In response to such reduction, Kaiser removed three reduction potlines from production (two at the Mead smelter and one at the Tacoma smelter) and purchased substitute power in the first quarter of 1993 at increased costs. Despite the temporary availability of such power through July 1993, Kaiser has operated its Mead and Tacoma smelters at the reduced operating rates introduced in January 1993, and has operated its Trentwood fabrication facility without any curtailment of its production. The Company currently anticipates that in 1994 it will operate the Mead and Tacoma smelters at rates which do not exceed the current operating rates of 75% of full capacity for such smelters. The BPA has recently notified its direct service industry customers that it intends to restore full power through July 31, 1994.

               Through June 1996, Kaiser pays for power on a basis which varies, within certain limits, with the market price of primary aluminum, and thereafter Kaiser will pay for power at variable rates to be negotiated. During 1993, Kaiser paid for power under its power supply contract with the BPA at the floor rate. Effective October 1, 1993, an increase in the base rate BPA charges to its direct service industry customers for electricity was adopted which will increase Kaiser's production costs at the Mead and Tacoma smelters by approximately $15.0 million per year (approximately $9.1 million per year based on Kaiser's current operating rate of approximately 75% of full capacity). The rate increase generally is expected to remain in effect for two years. In the event that the BPA's revenues fall below certain levels prior to April 1994, the BPA may impose up to a 10% surcharge on the base rate it charges to its direct service industry customers, effective during the period from October 1994 through October 1995 (which would increase Kaiser's production costs at the Mead and Tacoma smelters by approximately $9.1 million per year based on Kaiser's current operating rate of approximately 75% of full capacity). In addition, in order to comply with certain federal laws and regulations applicable to endangered fish species, the BPA may be required in the future to reduce its power generation and to purchase substitute power (at greater expense) from other sources.

               KACC manages, and holds a 90% interest in, the Volta Aluminium Limited ("Valco") aluminum smelter in Ghana. The Valco smelter uses prebake technology and processes alumina supplied by KACC and the other participant into primary aluminum under long-term tolling contracts which provide for proportionate payments by the participants in amounts intended to pay not less than all of Valco's operating and financing costs. KACC's share of the primary aluminum is sold to third parties. Power for the Valco smelter is supplied under an agreement which expires in 1997, subject to Valco's right to extend the agreement for 20 years. The agreement indexes the price of two-thirds of the contract quantity to the market price of primary aluminum and fixes the price for the remainder. The agreement also provides for a review and adjustment of the base power rate and the price index every five years. The Valco smelter restarted production early in 1985 after being closed for more than two years due to lack of rainfall and the resultant hydroelectricity shortage. The Company believes that there has been sufficient rainfall and water storage such that an adequate supply of electricity for the Valco plant at its current operating rate is probable for at least one year.

               KACC has a 49% interest in the Anglesey Aluminium Limited ("Anglesey") aluminum smelter and port facility at Holyhead, Wales. The Anglesey smelter uses prebake technology. KACC supplies 49% of Anglesey's alumina requirements and purchases 49% of Anglesey's aluminum output. KACC sells its share of Anglesey's output to third parties. Power for the Anglesey aluminum smelter is supplied under an agreement which expires in 2001.

               Kaiser has developed and installed proprietary retrofit technology in all of its smelters. This technology -- which includes the redesign of the cathodes and anodes that conduct electricity through reduction cells, improved "feed" systems that add alumina to the cells, and a computerized system that controls energy flow in the cells -- enhances Kaiser's ability to compete more effectively with the industry's newer smelters. Kaiser is actively engaged in efforts to license this technology and sell technical and managerial assistance to other producers worldwide, and may participate in joint ventures or similar business partnerships which employ Kaiser's technical and managerial knowledge. See "--Research and Development" below.

               Kaiser's principal primary aluminum customers consist of large trading intermediaries and metal brokers, who resell primary aluminum to fabricated product manufacturers, and large and small international aluminum fabricators. In 1993, Kaiser sold the approximately 56% of its primary aluminum production not utilized for internal purposes to approximately 50 customers, the largest and top five of which accounted for approximately 44% and 64% of such sales, respectively. Marketing and sales efforts are conducted by a small staff located at the business unit's headquarters in Pleasanton, California, and by senior executives of Kaiser who participate in the structuring of major sales transactions.

     A majority of the business unit's sales are based upon long-term relationships with metal merchants and end-users.

               Fabricated Products
               Kaiser manufactures and markets fabricated aluminum products for the packaging, transportation, construction, and consumer durables markets in the United States and abroad. Sales in these markets are made directly and through distributors to a large number of customers, both domestic and foreign. In 1993, seven domestic beverage container manufacturers constituted the leading customers for Kaiser's fabricated products and accounted for approximately 19% of Kaiser's sales revenue.

               Kaiser's fabricated products compete with those of numerous domestic and foreign producers and with products made with steel, copper, glass, plastic and other materials. Product quality, price and availability are the principal competitive factors in the market for fabricated aluminum products. As a result, Kaiser has refocused its fabricated products operations to concentrate on selected products in which Kaiser has production expertise, high quality capability, and geographic and other competitive advantages.

               Flat-Rolled Products. The Flat-Rolled Products Business Unit, the largest of Kaiser's fabricated products businesses, operates the Trentwood sheet and plate mill at Spokane, Washington. The Trentwood facility is Kaiser's largest fabricating plant and accounted for substantially more than one-half of Kaiser's 1993 fabricated products shipments. The business unit supplies the beverage container market (producing body, lid and tab stock), the aerospace market, and the tooling plate, heat-treated alloy and common alloy coil markets, both directly and through distributors. Kaiser announced in October 1993 that it is restructuring its flat-rolled products operation at its Trentwood plant to reduce that facility's annual operating costs. This effort is in response to over-capacity in the aluminum rolling industry, flat demand in can stock markets, and declining demand for aluminum products sold to customers in the commercial aerospace industry, all of which have resulted in declining prices in Trentwood's key markets. The Trentwood restructuring is expected to result in annual cost savings of approximately $50.0 million (which is expected to occur by the end of 1995). In connection with the restructuring, Trentwood completed an organizational streamlining that included a reduction of approximately 80 salaried employees. In addition, Kaiser has reached an agreement with the USWA that will reduce the total number of hourly employees at Trentwood by approximately 300 employees, or about 25%, by the end of 1995. The agreement with the USWA also includes a commitment by Kaiser to spend up to $50 million of capital at Trentwood over three years provided that goals on cost reduction and profitability are met or exceeded.

               Kaiser's flat-rolled products are sold primarily to beverage container manufacturers located in the western United States where Kaiser has a transportation advantage. Quality of products for the beverage container industry, timeliness of delivery and price are the primary bases on which Kaiser competes. The Company believes that capital improvements at Trentwood have enhanced the quality of Kaiser's products for the beverage container industry and the capacity and efficiency of Kaiser's manufacturing operations.

     The Company believes that Kaiser is one of the highest quality producers of aluminum beverage can stock in the world.

               In 1993, the Flat-Rolled Products Business Unit had 22 foreign and domestic can stock customers, the majority of which were beverage can manufacturers (including seven of the eight major domestic beverage can manufacturers) and the balance of which were brewers. The largest and top five of such customers accounted for approximately 25% and 56%, respectively, of the business unit's sales revenue. In 1993, the business unit shipped products to over 200 customers in the aerospace, transportation and industrial ("ATI") markets, most of which were distributors who sell to a variety of industrial end-users. The top five customers in the ATI markets for flat-rolled products accounted for approximately 10% of the business unit's sales revenue. The marketing staff for the Flat-Rolled Products Business Unit is headquartered in Pleasanton, California, and is also located at the Trentwood facility. Sales are made directly to customers (including distributors) from ten sales offices located throughout the United States. International customers are served by a sales office in the Netherlands and by
     independent sales agents in Asia and Latin America.   See also Item 7.
     "Management's Discussion and Analysis of Financial Condition and Results of Operations--Trends--Sensitivity to Prices and Hedging Programs-- Aluminum Processing" on page 34 and 35 of the Company's Annual Report to Stockholders for a discussion of demand for fabricated products in the aerospace market.

               Extruded Products. The Extruded Products Business Unit is headquartered in Dallas, Texas, and operates soft alloy extrusion facilities in Los Angeles, California; Santa Fe Springs, California; Sherman, Texas; and London, Ontario, Canada; a cathodic protection business located in Tulsa, Oklahoma, that also extrudes both aluminum and magnesium; and rod and bar facilities in Newark, Ohio, and Jackson, Tennessee, which produce screw machine stock, redraw rod, forging stock and billet. Each of the soft alloy extrusion facilities has fabricating capabilities and provides finishing services. The Extruded Products Business Unit's major markets are in the transportation industry, to which it provides extruded shapes for automobiles, trucks, trailers, cabs and shipping containers, and distribution, durable goods, defense, building and construction, ordnance, and electrical markets. In 1993, the Extruded Products Business Unit had over 900 customers for its products, the largest and top five of which accounted for approximately 6% and 19%, respectively, of its sales revenue. Sales are made directly from plants as well as marketing locations across the United States.

               Forgings. The Forgings Business Unit operates forging facilities at Erie, Pennsylvania; Oxnard, California; and Greenwood, South Carolina; and a machine shop at Greenwood, South Carolina. The Forgings Business Unit is one of the largest producers of aluminum forgings in the United States and is a major supplier of high quality forged parts to customers in the automotive, commercial vehicle and ordnance markets. The high strength-to-weight properties of forged aluminum make it particularly well suited for automotive applications. The Forgings Business Unit entered the castings business by purchasing the assets of Winters Industries, which supplies cast aluminum engine manifolds to the automobile, truck and marine markets. The casting production facilities include two foundries and a machining facility in Ohio. Kaiser has recently implemented a plan to discontinue its castings operations at these facilities. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Aluminum Operations--Operating Income (Loss)--Aluminum Processing" on pages 21 and 22 of the Company's 1993 Annual Report to Stockholders. In 1993, the Forgings Business Unit had over 500 customers for its products, the largest and top five of which accounted for approximately 20% and 57%, respectively, of the Forgings Business Unit's sales revenue. The Forgings Business Unit's headquarters is located in Erie, Pennsylvania, and additional sales, marketing and engineering groups are located in the midwestern and western United States.

               Competition
               Aluminum products compete in many markets with steel, copper, glass, plastic and numerous other materials. Within the aluminum business, Kaiser competes with both domestic and foreign producers of bauxite, alumina and primary aluminum, and with domestic and foreign fabricators. Kaiser's principal competitors in the sale of alumina include Alcoa of Australia Ltd., Billiton International Metals B.V., Clarendon Ltd. and Pechiney S.A. In addition to the foregoing, Kaiser competes with most aluminum producers in the production of primary aluminum. Many of Kaiser's competitors have greater financial resources than Kaiser. In addition, the C.I.S. has been supplying large quantities of primary aluminum to the Western world.

               Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality and availability. The Company believes that, assuming the current relationship between worldwide supply and demand for alumina and primary aluminum does not change materially, the loss of any one of Kaiser's customers, including intermediaries, would not have a material adverse effect on Kaiser's business or operations. Kaiser also competes with a wide range of domestic and international fabricators in the sale of fabricated aluminum products. Competition in the sale of fabricated products is based upon quality, availability, price and service, including delivery performance.

     Kaiser concentrates its fabricating operations on selected products in which Kaiser has production expertise, high quality capability, and geographic and other competitive advantages.

               Research and Development
               Kaiser conducts research and development activities principally at three facilities dedicated to that purpose -- the Center for Technology ("CFT") in Pleasanton, California; the Primary Aluminum Products Division Technology Center ("DTC") adjacent to the Mead smelter in Washington; and the Alumina Development Laboratory ("ADL") at the Gramercy, Louisiana refinery. Net expenditures for Kaiser-sponsored research and development activities were $18.5 million in 1993, $13.5 million in 1992, and $11.4 million in 1991. Kaiser's research staff totaled 160 at December 31, 1993. Kaiser estimates that research and development net expenditures will be in the range of approximately $17-- $19 million in 1994. Kaiser actively engages in efforts to license its technology and sell technical and managerial assistance. CFT provided technology and technical assistance to Samyang Metal Co. Ltd. in building an aluminum rolling mill in Yongju, Korea. CFT also is engaged in cooperative research and development projects with Furukawa Electric Co., Ltd., Pechiney Rhenalu and Kawasaki Steel Corporation of Japan, with respect to the ground transportation market. DTC-developed technology has been installed in aluminum smelters located in the C.I.S., West Virginia, Ohio, Missouri, Kentucky, Sweden, Germany, India, Australia, New Zealand, Ghana and the United Kingdom. Kaiser's alumina refinery technology is in use in alumina refineries in the Americas, Australia, India and Europe. Kaiser's technology sales and revenue from technical assistance to third parties were $12.8 million in 1993, $14.1 million in 1992 and $10.9 million in 1991.

               Employees
               During 1993, Kaiser employed an average of approximately 10,220 persons, compared with an average of approximately 10,130 employees in 1992, and approximately 9,970 employees in 1991. As of December 31, 1993, Kaiser's workforce was approximately 10,030, including a domestic workforce of approximately 5,930, of whom approximately 4,150 were paid at an hourly rate. Most hourly paid domestic employees are covered by collective bargaining agreements with various labor unions.
     Approximately 73% of such employees are covered by a master agreement (the "Labor Contract") with the USWA which expires on

     October 31, 1994. The Labor Contract covers Kaiser's plants in Spokane (Trentwood); Mead and Tacoma, Washington; Gramercy, Louisiana; and Newark, Ohio.

               The Labor Contract provides for floor level wages at all covered plants. In addition, for workers covered by the Labor Contract at the Mead and Newark plants, for any quarterly period when the average Midwest U.S. transaction price of primary aluminum is $.54 per pound or above, a bonus payment is made. The amount of the quarterly bonus payment changes incrementally with each full cent change in the price of primary aluminum between $.54 per pound and $.61 per pound, remains constant when the price is $.61 or more per pound but is below $.74 per pound, changes incrementally again with each full cent change in the price between $.74 per pound and $.81 per pound, and remains at the ceiling when the price is $.81 per pound or more. Workers covered by the Labor Contract at the Trentwood, Tacoma and Gramercy plants may receive quarterly bonus payments based on various indices of productivity, efficiency and other aspects of specific plant performance, as well as, in certain cases, the price of alumina or primary aluminum. The particular quarterly bonus variable compensation formula currently applicable at each plant will remain applicable for the remainder of the contract term.

               Pursuant to the Labor Contract, base wage rates were raised $.50 per hour effective November 1, 1993. Each of the employees covered by the Labor Contract has received $2,000 in lump-sum signing and special bonuses. In addition, in the first quarter of 1991, Kaiser acquired up to $4,000 of preference stock held in the stock bonus plan for the benefit of approximately 80% of the employees covered by the Labor Contract, and in February 1994 acquired an additional $2,000 of such preference stock held in the stock bonus plan for the benefit of substantially the same employees. In the first quarter of 1991, Kaiser also acquired up to $4,000 of preference stock which had been held for the benefit of each of certain salaried employees, and in February 1994 acquired an additional $2,000 of such preference stock held in the stock bonus plan for the benefit of substantially the same employees. The February 1994 acquisitions of preference stock aggregated $5.4 million. Kaiser considers its employee relations to be satisfactory.

               Environmental Matters
               Kaiser and KACC are subject to a wide variety of international, state and local environmental laws and regulations (the "Environmental Laws") which continue to be adopted and amended. The Environmental Laws regulate, among other things, air and water emissions and discharges; the generation, storage, treatment, transportation and disposal of solid and hazardous waste; the release of hazardous or toxic substances, pollutants and contaminants into the environment; and, in certain instances, the environmental condition of industrial property prior to transfer or sale.

     In addition, Kaiser is subject to various federal, state and local workplace health and safety laws and regulations (the "Health Laws").

               From time to time, Kaiser is subject, with respect to its current and former operations, to fines or penalties assessed for alleged breaches of the Environmental and Health Laws and to claims and litigation brought by federal, state or local agencies and by private parties seeking remedial or other enforcement action under the Environmental and Health Laws or damages related to alleged injuries to health or to the environment, including claims with respect to certain waste disposal sites and the remediation of sites presently or formerly operated by Kaiser. See Item 3. "Legal Proceedings--Kaiser Environmental Litigation." Kaiser is currently subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). Kaiser, along with several other entities, has been named as a Potentially Responsible Party ("PRP") for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA and in certain instances, may be exposed to joint and several liability for those costs or damages to natural resources.

               Kaiser's Mead, Washington facility has been listed on the National Priorities List under CERCLA. In addition, in connection with certain of its asset sales, Kaiser has indemnified the purchasers of assets with respect to certain liabilities (and associated expenses) resulting from acts or omissions arising prior to such dispositions, including environmental liabilities. While the ultimate extent of Kaiser's liability for pending or potential fines, penalties, remedial costs, claims and litigation relating to environmental and health and safety matters cannot be determined at this time and, in light of evolving case law relating to insurance coverage for environmental claims, the Company is unable to determine definitively the extent of such coverage, the Company believes that the resolution of these matters (even without giving effect to potential insurance recovery) should not have a material adverse effect on Kaiser's consolidated financial position or results of operations.

               Environmental capital spending was $12.6 million in 1993, $13.1 million in 1992 and $11.2 million in 1991. Annual operating costs for pollution control, not including corporate overhead or depreciation, were approximately $22.4 million in 1993, $21.6 million in 1992, and $17.8 million in 1991. Legislative, regulatory and economic uncertainties make it difficult to project future spending for these purposes; however, Kaiser currently anticipates that in the 1994-1995 period, environmental capital spending will be within the range of approximately $7.0--$20.0 million per year, and operating costs for pollution control will be within the range of $20.0--$22.0 million per year. These expenditures will be made to assure compliance with applicable Environmental Laws and are expected to include, among other things, additional "red mud" disposal facilities and improved levees at the Gramercy, Louisiana refinery (which are being financed by the industrial revenue bonds), bath crushing improvements, baking furnace modernization, and improved calcining controls at the Mead, Washington facility, new and continuing environmental projects at the Trentwood, Washington facility, and environmental projects required under the Clean Air Act Amendments of 1990. In addition, $7.2 million in cash expenditures in 1993, $9.6 million in 1992 and $14.0 million in 1991 were charged to previously established reserves relating to environmental cost. Approximately $7.0 million is expected to be charged to such reserves in 1994.

               See also Note 10 to the Consolidated Financial Statements.

               Other
               Kaiser's obligations under its 1994 Credit Agreement are secured by, among other things, mortgages on Kaiser's plants located in Spokane (the Trentwood and Mead plants) and Tacoma, Washington; Erie, Pennsylvania; Newark, Ohio; and Sherman, Texas.

     FOREST PRODUCTS OPERATIONS

          GENERAL

               The Company also engages in forest products operations through MGI and MGI's wholly owned subsidiaries, Pacific Lumber and Britt. Pacific Lumber, which has been in continuous operation for 125 years, engages in all principal aspects of the lumber industry--the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber products and the manufacturing of lumber into a variety of value-added finished products. Britt manufactures redwood and cedar fencing and decking products from small diameter logs, a substantial portion of which Britt acquires from Pacific Lumber.

          PACIFIC LUMBER REFINANCING

               On March 23, 1993 (the "Closing Date"), Pacific Lumber transferred (the "Transfer") approximately 179,000 acres of timberlands (the "Subject Timberlands"), its geographical information system and certain other assets to its newly-formed wholly owned subsidiary, Scotia Pacific Holding Company ("SPHC"), in exchange for (i) the assumption by SPHC of $323.4 million of Pacific Lumber's public indebtedness consisting of all of Pacific Lumber's 12% Series A Senior Notes due July 1, 1996 (the "Series A Notes") and a portion of Pacific Lumber's 12.2% Series B Senior Notes due July 1, 1996 (the "Series B Notes") and (ii) all of SPHC's outstanding common stock. SPHC was organized as a special purpose Delaware corporation to facilitate the Transfer and the offering of the Timber Notes described below. The Subject

     Timberlands consist substantially of residual old growth and young growth redwood and Douglas-fir timber. On the Closing Date, Pacific Lumber and SPHC entered into a Master Purchase Agreement, a Services Agreement, an Additional Services Agreement and certain other agreements providing for a variety of ongoing relationships. See "--Pacific Lumber Operations-- Relationships among Pacific Lumber, SPHC and Britt Lumber." On the Closing Date, Pacific Lumber also transferred to its newly-formed wholly owned subsidiary, Salmon Creek Corporation ("Salmon Creek"), in exchange for all of Salmon Creek's common stock, approximately 3,000 contiguous acres of its virgin old growth redwood timber, together with approximately 3,000 additional acres of adjacent timberlands owned by Pacific Lumber which could not be readily segregated from such virgin old growth redwood timberlands (collectively, the "Salmon Creek Property").

               Pacific Lumber retained the exclusive right to harvest (the "Pacific Lumber Harvest Rights") approximately 8,000 non-contiguous acres of the Subject Timberlands consisting substantially of virgin old growth redwood and virgin old growth Douglas-fir timber located on numerous small parcels throughout the Subject Timberlands. In addition, Pacific Lumber retained its lumber milling, manufacturing, cogeneration and related facilities, as well as approximately 11,000 acres of real property located in Humboldt County, California, which do not constitute part of the Subject Timberlands (collectively, the "Pacific Lumber Real Property"). The Pacific Lumber Real Property consists of the town of Scotia, the land on which Pacific Lumber's sawmills, manufacturing facilities and related facilities are located and areas adjacent thereto, certain potential residential and commercial development sites and other areas, including timberlands owned by Pacific Lumber which cannot be readily segregated from the foregoing properties. Pacific Lumber is milling logs and producing and marketing lumber products from timber located on the timberlands of SPHC, Pacific Lumber and Salmon Creek in substantially the same manner as conducted prior to the Transfer.
     Pacific Lumber is, pursuant to the Master Purchase Agreement, harvesting and purchasing from SPHC all or substantially all of the logs harvested from the Subject Timberlands. See "--Pacific Lumber Operations-- Relationships among Pacific Lumber, SPHC and Britt Lumber" below.

               On the Closing Date, Pacific Lumber consummated its offering of $235 million aggregate principal amount of 10 1/2% Senior Notes due 2003 (the "Pacific Lumber Senior Notes") and SPHC consummated its offering of $385 million aggregate principal amount of 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes"). The net proceeds of such offerings, together with cash and marketable securities, were used to redeem all of Pacific Lumber's outstanding public indebtedness (including the amounts assumed by SPHC), to make required deposits into certain accounts for the benefit of the holders of the Timber Notes, to repay Pacific Lumber's cogeneration loan and to pay a $25.0 million dividend to MAXXAM Properties Inc., a subsidiary of the Company ("MPI"). Substantially all of SPHC's assets, including the Subject Timberlands, were pledged as security for the Timber Notes.

          PACIFIC LUMBER OPERATIONS

               Timberlands
               Pacific Lumber owns and manages approximately 187,000 acres of commercial timberlands in Humboldt County in northern California. These timberlands contain approximately three-quarters redwood and one-quarter Douglas-fir timber. Pacific Lumber's acreage is virtually contiguous, is located in close proximity to its sawmills and contains an extensive (1,100 mile) network of roads. These factors significantly reduce harvesting costs and facilitate Pacific Lumber's forest management techniques. The extensive roads throughout Pacific Lumber's timberlands facilitate log hauling, serve as fire breaks and allow Pacific Lumber's foresters access to employ forest stewardship techniques which protect the trees from forest fires, erosion, insects and other damage.

               The forest products industry grades lumber in various classifications according to quality. The two broad categories within which all grades fall, based on the absence or presence of knots, are called "upper" and "common" grades, respectively. "Old growth" trees, often defined as trees which have been growing for approximately 200 years or longer, have a higher percentage of upper grade lumber than "young growth" trees (those which have been growing for less than 200 years). "Virgin" old growth trees are located in timber stands that have not previously been harvested. "Residual" old growth trees are located in timber stands which have been selectively harvested in the past.

               Pacific Lumber has engaged in extensive efforts, at relatively low cost, to supplement the natural regeneration of timber and increase the amount of timber on its timberlands. Regeneration of redwood timber generally is accomplished through the natural growth of redwood sprouts from the stump remaining after a redwood tree is harvested. Such new redwood sprouts grow quickly, thriving on existing mature root systems. In addition, Pacific Lumber supplements natural redwood generation by planting redwood seedlings. Douglas-fir timber grown on Pacific Lumber's timberlands is regenerated almost entirely by planting seedlings. During the 1992-93 planting season (December through March), Pacific Lumber planted approximately 488,000 redwood and Douglas-fir seedlings at a cost of approximately $215,500.

               Harvesting Practices
               The ability of Pacific Lumber to sell logs or lumber products will depend, in part, upon its ability to obtain regulatory approval of timber harvesting plans ("THPs"). THPs are required to be filed with the California Department of Forestry ("CDF") prior to the harvesting of timber and are designed to comply with existing environmental laws and regulations. The CDF's evaluation of proposed THPs incorporates review and analysis of such THPs provided by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. The method of harvesting as set forth in a THP is chosen from among a number of accepted methods based upon suitability to the particular site conditions. Pacific Lumber maintains a detailed geographical information system covering its timberlands (the "GIS"). The GIS covers numerous aspects of Pacific Lumber's properties, including timber type, tree class, wildlife data, roads, rivers and streams. By carefully monitoring and updating this data base, Pacific Lumber's foresters are able to develop detailed THPs which are required to be filed with and approved by the CDF prior to the harvesting of timber.

               Pacific Lumber principally harvests trees through selective harvesting, which harvests only a portion of the trees in a given area, as opposed to clearcutting, which harvests an entire area of trees in one logging operation. Selective harvesting generally accounts for over 90% (by volume on a net board foot basis) of Pacific Lumber's timber harvest in any given year. Harvesting by clearcutting is used only when selective harvesting methods are impractical due to unique conditions. Selective harvesting allows the remaining trees to obtain more light, nutrients and water thereby promoting faster growth rates. Due to the size of its timberlands and conservative harvesting practices, Pacific Lumber has historically conducted harvesting operations on approximately 5% of its timberlands in any given year.

               Production Facilities
               Pacific Lumber owns four highly mechanized sawmills and related facilities located in Scotia, Fortuna and Carlotta, California. The sawmills historically have been supplied almost entirely from timber harvested from Pacific Lumber's timberlands. Since 1986, Pacific Lumber has implemented numerous technological advances which have increased the operating efficiency of its production facilities and the recovery of finished products from its timber. Over the past three years, Pacific Lumber's annual lumber production has averaged approximately 249 million board feet, with approximately 228, 264 and 256 million board feet produced in 1993, 1992 and 1991, respectively. Pacific Lumber operates a finishing plant which processes rough lumber into a variety of finished products such as trim, fascia, siding and paneling. These finished products include the industry's largest variety of customized trim and fascia patterns. Pacific Lumber also enhances the value of some grades of common grade lumber by cutting out knot-free pieces and reassembling them into longer or wider pieces in Pacific Lumber's state-of-the-art end and edge glue plant. The result is a standard sized upper grade product which can be sold at a significant premium over common grade products.

               Pacific Lumber dries the majority of its upper grade lumber before it is sold. Upper grades of redwood lumber are generally air-dried for six to eighteen months and then kiln-dried for seven to twenty-four days to produce a dimensionally stable and high quality product which generally commands higher prices than "green" lumber (which is lumber sold before it has been dried). Upper grade Douglas-fir lumber is generally kiln-dried immediately after it is cut. Pacific Lumber owns and operates 34 kilns, having an annual capacity of approximately 95 million board feet, to dry its upper grades of lumber efficiently in order to produce a quality, premium product. Pacific Lumber also maintains several large enclosed storage sheds which hold approximately 25 million board feet of lumber.

               In addition, Pacific Lumber owns and operates a modern 25-megawatt cogeneration power plant which is fueled almost entirely by the wood residue from Pacific Lumber's milling and finishing operations. This power plant generates substantially all of the energy requirements of Scotia, California, the town adjacent to Pacific Lumber's timberlands owned by Pacific Lumber where several of its manufacturing facilities are located. Pacific Lumber sells surplus power to Pacific Gas and Electric Company. In 1993, the sale of surplus power to Pacific Gas and Electric Company accounted for approximately 2% of Pacific Lumber's total revenues.

               In April 1992, an earthquake and a series of aftershocks occurred in northern California which produced a significant amount of damage in and around the area where Pacific Lumber's forest products operations are located. Standing timber on Pacific Lumber's timberlands suffered virtually no damage; however, among other damage, a large number of kilns used to dry upper grade redwood lumber and two sawmills were damaged, including one sawmill which was not operational for a period of approximately six weeks. Pacific Lumber maintains insurance coverage with respect to damage to its property and the disruption of its business from earthquakes. Consistent with its past practices and the owners of most other timber tracts in the United States, Pacific Lumber does not maintain earthquake or fire insurance in respect of standing timber.

               Products
               Lumber. Pacific Lumber primarily produces and markets lumber. In 1993, Pacific Lumber sold approximately 240 million board feet of lumber, which accounted for approximately 82% of Pacific Lumber's total revenues. Lumber products vary greatly by the species and quality of the timber from which it is produced. Lumber is sold not only by grade (such as "upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

               Redwood lumber is Pacific Lumber's largest product category, constituting approximately 81% of Pacific Lumber's total lumber revenues and 67% of Pacific Lumber's total revenues in 1993. Redwood is commercially grown only along the northern coast of California and possesses certain unique characteristics which permit it to be sold at a premium to many other wood products. Such characteristics include its natural beauty, superior ability to retain paint and other finishes, dimensional stability and innate resistance to decay, insects and chemicals. Typical applications include exterior siding, trim and fascia for both residential and commercial construction, outdoor furniture, decks, planters, retaining walls and other specialty applications. Redwood also has a variety of industrial applications because of its chemical resistance and because it does not impart any taste or odor to liquids or solids.

               Upper grade redwood lumber, which is derived primarily from old growth trees and is characterized by an absence of knots and other defects and a very fine grain, is used primarily in more costly and
     distinctive interior and exterior applications.   During 1993, upper
     grade redwood lumber products accounted for approximately 25% of Pacific Lumber's total lumber production volume (on a net board foot basis), 49% of its total lumber revenues and 40% of its total revenues.

               Common grade redwood lumber, Pacific Lumber's largest volume product, has many of the same aesthetic and structural qualities of redwood uppers, but has some knots, sapwood and a coarser grain. Such lumber is commonly used for construction purposes, including outdoor structures such as decks, hot tubs and fencing. In 1993, common grade redwood lumber accounted for approximately 48% of Pacific Lumber's total lumber production volume (on a net board foot basis), 32% of its total lumber revenues and 26% of its total revenues.

               Douglas-fir lumber is used primarily for new construction and some decorative purposes and is widely recognized for its strength, hard surface and attractive appearance. Douglas-fir is grown commercially along the west coast of North America and in Chile and New Zealand.
     Upper grade Douglas-fir lumber is derived primarily from old growth Douglas-fir timber and is used principally in finished carpentry applications. In 1993, upper grade Douglas-fir lumber accounted for approximately 5% of Pacific Lumber's total lumber production volume (on a net board foot basis), 8% of its total lumber revenues and 6% of its total revenues. Common grade Douglas-fir lumber is used for a variety of general construction purposes and is largely interchangeable with common grades of other whitewood lumber. In 1993, common grade Douglas-fir lumber accounted for approximately 22% of Pacific Lumber's total lumber production volume, 11% of its total lumber revenues and 9% of its total revenues.

               Logs. Pacific Lumber currently sells certain logs that, due to their size or quality, cannot be efficiently processed by its mills into lumber. The purchasers of these logs are largely Britt, and surrounding mills which do not own sufficient timberlands to support their mill operations. In 1993, log sales accounted for approximately 10% of
     Pacific Lumber's total revenues.   See "--Relationships among Pacific
     Lumber, SPHC and Britt Lumber" below.

               Except for the agreement with Britt described below, Pacific Lumber does not have any significant contractual relationships with any third parties relating to the purchase of logs. Pacific Lumber has historically not purchased significant quantities of logs from third parties; however, Pacific Lumber may from time to time purchase logs from third parties for processing in its mills or for resale to third parties if, in the opinion of management, economic factors are advantageous to the Company. See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations-- Forest Products Operations--Operating Income" for a description of 1993 log purchases by Pacific Lumber due to inclement weather conditions.

               Wood Chips. In 1990, Pacific Lumber installed a whole-log chipper to produce wood chips from hardwood trees which were previously left as waste. These chips primarily are sold to third parties for the production of facsimile and other specialty papers. In 1993, hardwood chips accounted for approximately 3% of Pacific Lumber's total revenues.

               Pacific Lumber also produces softwood chips from the wood residue and waste from its milling and finishing operations. These chips are sold to third parties for the production of wood pulp and paper products. In 1993, softwood chips accounted for approximately 3% of Pacific Lumber's total revenues.

               Backlog and Seasonality
               Pacific Lumber's backlog of sales orders at December 31, 1993 and 1992 was approximately $16.0 million and $15.4 million, respectively, the substantial portion of which was delivered in the first quarter of the succeeding fiscal year.

               Pacific Lumber has historically experienced lower first and fourth quarter sales due largely to the general decline in construction-related activity during the winter months. As a result, Pacific Lumber's results in any one quarter are not necessarily indicative of results to be expected for the full year.

               Marketing
               The housing, construction and remodeling markets are the primary markets for Pacific Lumber's lumber products. Pacific Lumber's policy is to maintain a wide distribution of its products both geographically and in terms of the number of customers. Pacific Lumber sells its lumber products throughout the country to a variety of accounts, the large majority of which are wholesalers, followed by retailers, industrial users, exporters and manufacturers. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the Mississippi river, with California accounting for approximately 60% of these sales in 1993. Common grades of Douglas-fir lumber are sold primarily in California. In 1993, no single customer accounted for more than 6% of Pacific Lumber's total revenues. Exports of lumber accounted for approximately 4% of Pacific Lumber's total lumber revenues in 1993. Pacific Lumber markets its products through its own sales staff which focuses primarily on domestic sales.

               Pacific Lumber actively follows trends in the housing, construction and remodeling markets in order to maintain an appropriate level of inventory and assortment of product. Due to its high quality products, large inventory, competitive prices and long history, Pacific Lumber believes that it has a strong degree of customer loyalty.

               Competition
               Pacific Lumber's lumber is sold in highly competitive markets. Competition is generally based upon a combination of price, service and product quality. Pacific Lumber's products compete not only with other wood products but with metals, masonry, plastic and other construction materials made from non-renewable resources. The level of demand for Pacific Lumber's products is dependent on such broad factors as overall economic conditions, interest rates and demographic trends. In addition, competitive considerations, such as total industry production and competitors' pricing, as well as the price of other construction products, affect the sales prices for Pacific Lumber's lumber products. Pacific Lumber currently enjoys a competitive advantage in the upper grade redwood lumber market due to the quality of its timber holdings and relatively low cost production operations. Competition in the common grade redwood and Douglas-fir lumber market is more intense, and Pacific Lumber competes with numerous large and small lumber producers.

               Employees
               As of March 1, 1994, Pacific Lumber had approximately 1,200 employees.

               Relationships among Pacific Lumber, SPHC and Britt Lumber
               On the Closing Date, Pacific Lumber and SPHC entered into a Services Agreement (the "Services Agreement") and an Additional Services Agreement (the "Additional Services Agreement"). Pursuant to the Services Agreement, Pacific Lumber provides operational, management and related services with respect to the Subject Timberlands containing timber of SPHC ("SPHC Timber") not performed by SPHC's own employees. Such services include the furnishing of all equipment, personnel and expertise not within the SPHC's possession and reasonably necessary for the operation and maintenance of the Subject Timberlands containing the SPHC Timber. In particular, Pacific Lumber is required to regenerate SPHC Timber, prevent and control loss of the SPHC Timber by fires, maintain a system of roads throughout the Subject Timberlands, take measures to control the spread of disease and insect infestation affecting the SPHC Timber and comply with environmental laws and regulations, including measures with respect to waterways, habitat, hatcheries and endangered species. Pacific Lumber also is required (to the extent necessary) to assist SPHC personnel in updating the GIS and to prepare and file, on SPHC's behalf, all pleadings and motions and otherwise diligently pursue appeals of any denial of any THP and related matters. As compensation for these and the other services to be provided by Pacific Lumber, SPHC pays a fee which is adjusted on January 1 of each year based on a specified government index relating to wood products.
     The fee was $100,000 per month in 1993 and is expected to be approximately $114,000 per month in 1994. Pursuant to the Additional Services Agreement, SPHC provides Pacific Lumber with a variety of services, including (a) assisting Pacific Lumber to operate, maintain and harvest its own timber properties, (b) updating and providing access to the GIS with respect to information concerning Pacific Lumber's own timber properties, and (c) assisting Pacific Lumber with its statutory and regulatory compliance. Pacific Lumber pays SPHC a fee for such services equal to the actual cost of providing such services, as determined in accordance with generally accepted accounting principles.

               Pacific Lumber and SPHC also entered into the Master Purchase Agreement on the Closing Date. The Master Purchase Agreement governs all purchases of logs by the Company from SPHC. Each purchase of logs by Pacific Lumber from SPHC is made pursuant to a separate log purchase agreement (which incorporates the terms of the Master Purchase Agreement) for the SPHC Timber covered by an approved THP. Each log purchase agreement generally constitutes an exclusive agreement with respect to the timber covered thereby, subject to certain limited exceptions. The purchase price must be at least equal to the SBE Price (as defined below). The Master Purchase Agreement provides that if the purchase price equals or exceeds (i) the price for such species and category thereof set forth on the structuring schedule applicable to the Timber Notes, and (ii) the SBE Price, then such price shall be deemed to be the fair market value of such logs. The Master Purchase Agreement defines the "SBE Price," for any species and category of timber, as the stumpage price for such species and category as set forth in the most recent "Harvest Value Schedule" published by the California State Board of Equalization applicable to the timber sold during the period covered by such Harvest Value Schedule. Such Harvest Value Schedules are published for purposes of computing yield taxes and generally are established every six months. As Pacific Lumber purchases logs from SPHC pursuant to the Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing SPHC Timber covered by approved THPs and, thus, the purchase price thereof is based upon "stumpage prices." Title to the harvested logs does not pass to Pacific Lumber until the logs are transported to Pacific Lumber's log decks and measured. Substantially all of SPHC's revenues are derived from the sale of logs to Pacific Lumber under the Master Purchase Agreement.

               In connection with the Transfer, Pacific Lumber, SPHC and Salmon Creek also entered into a Reciprocal Rights Agreement granting to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses. In addition, on the Closing Date, Pacific Lumber entered into an Environmental

     Indemnification Agreement with SPHC pursuant to which Pacific Lumber agreed to indemnify SPHC from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the Subject Timberlands.

               On the Closing Date, Pacific Lumber entered into an agreement with Britt which governs the sale of logs by Pacific Lumber and Britt to each other, the sale of hog fuel (wood residue) by Britt to Pacific Lumber for use in Pacific Lumber's cogeneration plant, the sale of lumber by Pacific Lumber and Britt to each other, and the provision by Pacific Lumber of certain administrative services to Britt (including accounting, purchasing, data processing, safety and human resources services). The logs which Pacific Lumber sells to Britt and which are used in Britt's manufacturing operations are sold at approximately 75% of applicable SBE prices (to reflect the lower quality of these logs). Logs which either Pacific Lumber or Britt purchases from third parties and which are then sold to each other are transferred at the actual cost of such logs. Hog fuel is sold at applicable market prices, and administrative services are provided by Pacific Lumber based on Pacific Lumber's actual costs and an allocable share of Pacific Lumber's overhead expenses consistent with past practice.


          BRITT LUMBER OPERATIONS

               Business
               Britt is located in Arcata, California, approximately 45 miles north of Pacific Lumber's headquarters. Britt's primary business is the processing of small diameter redwood logs into wood fencing products for sale to retail and wholesale customers. Britt was incorporated in 1965 and operated as an independent manufacturer of fence products until July 1990, when it was purchased by a subsidiary of the Company. Britt purchases small diameter (6 to 14 inch) and short length (6 to 12 feet) redwood logs from Pacific Lumber and a variety of different diameter and different length logs from various timberland owners. Britt processes logs at its mill into a variety of different fencing products, including "dog-eared" 1" to 6" fence stock in six and eight foot lengths, 4" x 4" fence posts in 6 through 12 foot lengths, and other fencing products in 6 through 12 foot lengths. Britt's purchases of logs from third parties are generally consummated pursuant to short-term contracts of twelve months or less. See "--Relationships among Pacific Lumber, SPHC, and Britt Lumber" for a description of Britt's log purchases from Pacific Lumber.

               Marketing
               In 1993, Britt sold approximately 73 million board feet of lumber products to approximately 90 different customers, compared to 1992 sales of approximately 68 million board feet of lumber products to approximately 100 customers. In both years, over one-half of its sales were in northern California. The remainder of its 1993 and 1992 sales were in southern California, Arizona, Colorado, Hawaii and Nevada. The largest and top five of such customers accounted for approximately 33% and 46%, respectively, of such 1993 sales and 33% and 80%, respectively, of 1992 sales. Britt markets its products through its own sales person to a variety of customers, including distribution centers, industrial remanufacturers, wholesalers and retailers.

               Facilities and Employees
               Britt's manufacturing operations are conducted on 12 acres of land, 10 acres of which are leased on a long-term fixed-price basis from an unrelated third party. Fence production is conducted in a 46,000 square foot mill. An 18 acre log sorting and storage yard is located 1/4 mile away. The mill was constructed in 1980, and capital expenditures to enhance its output and efficiency are made on a yearly basis. Britt's

     (single shift) mill capacity, assuming 40 production hours per week, is estimated at 40.3 million board feet of fencing products per year. As of March 1, 1994, Britt employed approximately 100 people.

               Competition
               Management estimates that Britt accounted for approximately 24% of the redwood fence market in 1993 in competition with the northern California mills of Louisiana Pacific and Georgia Pacific.

          REGULATORY AND ENVIRONMENTAL FACTORS

               Regulatory and environmental issues play a significant role in Pacific Lumber's forest products operations. Pacific Lumber's forest products operations are subject to a variety of California, and in some cases, federal laws and regulations dealing with timber harvesting, endangered species, and air and water quality. These laws include the California Forest Practice Act (the "Forest Practice Act"), which requires that timber harvesting operations be conducted in accordance with detailed requirements set forth in the Forest Practice Act and in the regulations promulgated thereunder by the California Board of Forestry (the "BOF"). The federal Endangered Species Act (the "ESA") and the California Endangered Species Act (the "CESA") provide in general for the protection and conservation of specifically listed fish, wildlife and plants which have been declared to be endangered or threatened. The California Environmental Quality Act ("CEQA") provides, in general, for protection of the environment of the state, including protection of air and water quality and of fish and wildlife. In addition, the California Water Quality Act requires, in part, that Pacific Lumber's operations be conducted so as to reasonably protect the water quality of nearby rivers and streams. Pacific Lumber does not expect that compliance with such existing laws and regulations will have a material adverse effect on its timber harvesting practices or future operating results. There can be no assurance, however, that future legislation, governmental regulations or judicial or administrative decisions would not adversely affect Pacific Lumber.

               Additional BOF regulations (i.e., late succession forest stand rules and sensitive watershed rules) went into effect March 1, 1994. These new regulations require, among other things, the inclusion of more information in THPs (concerning, among other things, timber generation systems, the presence or absence of fish, wildlife and plant species, and potentially impacted watersheds) and modification of certain timber harvesting practices to comply with the new regulations. In early March 1994, the BOF also approved silviculture with sustained yield rules. The Office of Administrative Law (the "OAL") is expected to (i) approve these proposed regulations, (ii) request additional review, information or action and resubmittal to the OAL, or (iii) reject the proposed regulations. These proposed regulations are scheduled to become effective on May 1, 1994, and if approved, will require additional information to be included in THPs (concerning, among other things, compliance with long-term sustained yield objectives) and modifications of certain timber harvesting practices (including the creation of buffer zones between harvest areas and increases in the amount of timber required to be retained in a harvest area).

               Various groups and individuals have filed objections with the CDF regarding the CDF's actions and rulings with respect to certain of Pacific Lumber's THPs, and the Company expects that such groups and individuals will continue to file objections to certain of Pacific Lumber's THPs. In addition, lawsuits are pending which seek to prevent Pacific Lumber from implementing certain of its approved THPs. These challenges have severely restricted Pacific Lumber's ability to harvest virgin old growth timber on its property during the past few years. To date, litigation with respect to Pacific Lumber's THPs relating to young growth and residual old growth timber has been limited; however, no assurance can be given as to the extent of such litigation in the future.

               In June 1990, the U.S. Fish and Wildlife Service (the "USFWS") designated the northern spotted owl as threatened under the ESA. The State of California also has adopted regulations designed to protect the northern spotted owl, although the northern spotted owl has not been listed as threatened or endangered under the CESA. The owl's range includes all of Pacific Lumber's timberlands. The ESA and its implementing regulations generally prohibit harvesting operations in which individual owls might be killed, displaced or injured or which result in significant habitat modification that could impair the survival of individual owls or the species as a whole. Since 1988, biologists have conducted inventory and habitat utilization studies of northern spotted owls on Pacific Lumber's timberlands. The USFWS has given its full concurrence to a northern spotted owl management plan (the "Owl Plan"), a comprehensive wildlife management plan submitted by Pacific Lumber with respect to the northern spotted owl. Pacific Lumber incorporates this plan into each THP filed with the CDF and is no longer required to receive individual approval of its northern spotted owl conservation practices in connection with each THP it submits. The Owl Plan enables Pacific Lumber to expedite the approval process with respect to its THPs. Both federal and state agencies continue to review and consider possible additional regulations regarding the northern spotted owl. It is uncertain if such additional regulations will become effective or their ultimate content.

               On March 12, 1992, the marbled murrelet was approved for listing as endangered under the CESA. Pacific Lumber has incorporated, and will continue to incorporate, additional mitigation measures into its THPs to protect and maintain habitat for marbled murrelets on its timberlands. The California Department of Fish and Game (the "CDFG") requires Pacific Lumber to conduct pre-harvest marbled murrelet surveys and to provide certain other site specific mitigations in connection with its THPs covering virgin old growth timber and unusually dense stands of residual old growth timber. Such surveys can only be conducted during April to July, the murrelets' nesting and breeding season. Accordingly, such surveys are expected to delay the approval process with respect to certain of the THPs filed by Pacific Lumber. The results of such surveys could prevent Pacific Lumber from conducting certain of its harvesting operations. In October 1992, the USFWS issued its final rule listing the marbled murrelet as a threatened species under the ESA in the tri-state area of Washington, Oregon and California. In January 1994, the USFWS proposed designation of critical habitat for the marbled murrelet under the ESA. This proposal is subject to public comment, hearings and possible future modification. Both federal and state agencies continue to review and consider possible additional regulations regarding the marbled murrelet. It is uncertain if such additional regulations will become effective or their ultimate content.

               Pacific Lumber's wildlife biologist is conducting research concerning the marbled murrelet on Pacific Lumber's timberlands and is currently developing a comprehensive management plan for the marbled murrelet (the "Murrelet Plan") similar to the Owl Plan. Pacific Lumber is continuing to work with the USFWS and the other government agencies on the Murrelet Plan. It is uncertain when the Murrelet Plan will be completed and approved.

               In October 1993, the USFWS received a petition proposing listing the coho salmon (which is found on Pacific Lumber's property) as threatened or endangered.

               Laws and regulations dealing with Pacific Lumber's operations are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. A variety of bills are currently pending in the California legislature and the U.S. Congress which relate to the business of Pacific Lumber, including the protection and acquisition of old growth and other timberlands, endangered species, environmental protection and the restriction, regulation and and administration of timber harvesting practices. For example, the U.S. Congressman for the congressional district in which Pacific Lumber is located has introduced a bill which would, among other things, incorporate within the boundaries of an existing national forest approximately 42,000 acres of Pacific Lumber's timberlands and would designate approximately 12,000 acres of Pacific Lumber's timberlands to be studied for possible inclusion within such national forest. Corresponding legislation has been introduced in the California legislature. These 54,000 acres constitute approximately 30% of Pacific Lumber's timberlands. Since this and the other bills are subject to amendment, it is premature to assess the ultimate content of these bills, the likelihood of any of the bills passing, or the impact of any of these bills on the consolidated financial position or results of operations of the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge. In addition to existing and possible new or modified statutory enactments, regulatory requirements, administrative and legal actions, the California timber industry remains subject to potential California or local ballot initiatives and evolving federal and California case law which could affect timber harvesting practices. It is, however, impossible to assess the effect of such matters on the future operating results or consolidated financial position of the Company.

     REAL ESTATE OPERATIONS

               The Company, principally through its wholly owned subsidiaries, is also engaged in the business of real estate development and commercial real estate investment in Arizona, California, Colorado, New Mexico, Texas and Puerto Rico. The Company has outstanding receivables from the financing of real estate sales in its developments and may continue to finance such real estate sales in the future. The Company also holds other receivables as a portion of its commercial real estate investments.



               Properties
               Texas. In 1991, a subsidiary of the Company purchased for approximately $122.0 million a portfolio of real property and loans secured by real property at auction from the Resolution Trust Corporation. Substantially all of the real property was located in Texas, with the largest concentration in the vicinity of San Antonio, Houston, Austin and Dallas. During 1993 and the first two months of 1994, an aggregate of $12.5 million of the loans were sold or paid off, approximately $20.9 million of real property securing loans was acquired in lieu of foreclosure and eighteen properties were sold. The largest of these sales was completed in December 1993 and resulted in the sale of sixteen properties for $113.6 million. As of March 1, 1994, the Company had six loans and seventeen properties remaining. Certain of the remaining assets are being marketed by the Company.

               Palmas del Mar. Palmas del Mar ("Palmas"), a resort, time-sharing and land development and sales business, located on the southeastern coast of Puerto Rico near Humacao, was acquired in 1984. Originally 2,762 acres, Palmas now includes approximately 2,160 acres of undeveloped land, 100 condominiums utilized in its time-sharing program (comprising 5,300 time-share intervals of which approximately 1,135 remain to be sold), a 100-room hotel and adjacent executive convention center known as the Candelero Hotel, a 23-room luxury hotel known as the Palmas Inn, a casino, a Gary Player-designed 18-hole golf course, 20 tennis courts, golf and tennis pro shops, restaurants, beach and pool facilities, an equestrian center and a sailing center. Certain stores and restaurants and the equestrian center are operated by third parties. Approximately 1,300 private residences and a marina are owned by third parties. A number of these private residences are made available to Palmas by their owners throughout the year for rental to vacationers. Since 1985, the Company has been actively engaged in the development and sale of condominiums, estate lots and villas. In 1993, Palmas sold approximately twenty-five condominium units, one estate lot and thirty-one time-shares intervals.

               Fountain Hills. In 1968, a subsidiary of the Company purchased and began developing approximately 12,100 acres of real property at Fountain Hills, Arizona, which is located near Phoenix and adjacent to

     Scottsdale, Arizona. As of March 1, 1994, Fountain Hills had approximately 5,000 acres of undeveloped land, 90 commercial tracts and 65 developed residential lots available for sale. The population of Fountain Hills is approximately 11,000. The Company is planning the development of certain of its remaining acreage. Future sales are expected to consist mainly of undeveloped acreage, semi-developed parcels and fully-developed lots, although the Company expects to continue limited construction and direct sale of residential units. In 1993, approximately 150 lots and 20 acres were sold.

               Lake Havasu City. In 1963, a subsidiary of the Company purchased and began developing approximately 16,700 acres of real property at Lake Havasu City, Arizona, which were offered for sale in the form of subdivided single and multiple family residential, commercial and industrial sites. The Company has sold substantially all of its lot inventory in Lake Havasu City and is currently planning the development of its remaining acreage.

               Rancho Mirage. In 1991, a subsidiary of the Company acquired Mirada, a 195-acre luxury resort-residential project located in Rancho Mirage, California. The Company is currently marketing the project's fully-developed lots.

               Other. The Company, through its subsidiaries, owns a number of other properties in Arizona, New Mexico, Texas and Colorado. Efforts are underway to sell most of these properties.

               Marketing
               The Company is engaged in marketing and sales programs of varying magnitudes at its real estate developments. In recent years, the Company has constructed residential units and sold time-share intervals at certain of its real estate developments. The Company intends to continue selling land to builders and developers and lots to individuals and expects to continue to construct and sell completed residential units at certain of its developments. It also expects to sell certain of its commercial real estate assets. All sales are made directly to purchasers through the Company's marketing personnel, independent contractors or through independent real estate brokers who are compensated through the payment of customary real estate brokerage commissions.

               Competition and Regulation and Other Industry Factors
               There is intense competition among companies in the real estate development business and the commercial real estate business for sales to residential and commercial lot purchasers and to commercial property investors. Sales and payments on real estate sales obligations depend, in part, on available financing and disposable income and, therefore, are affected by changes in general economic conditions and other similar factors. The real estate development business and commercial real estate business are subject to other risks such as shifts in population, fluctuations in the real estate market, and unpredictable changes in the desirability of residential, commercial and industrial areas. Palmas' resort and time-sharing business competes with similar businesses in the Caribbean, Florida and other locations. Palmas' resort operations are seasonal and are subject to, among other things, the condition of the United States economy and tourism business in Puerto Rico.

               The Company's real estate operations are subject to comprehensive federal, state and local regulation. Applicable statutes and regulations may require disclosure of certain information concerning real estate developments and credit policies of the Company and its subsidiaries. Periodic approval is required from various agencies in connection with the layout and design of developments, the nature and extent of improvements, construction activity, land use, zoning, and numerous other matters. Failure to obtain such approval, or periodic renewal thereof, could adversely affect real estate development and marketing operations of the Company and its subsidiaries. Various jurisdictions also require inspection of properties by appropriate authorities, approval of sales literature, disclosure to purchasers of specific information, bonding for property improvements, approval of real estate contract forms and delivery to purchasers of a report describing the property.

     SAM HOUSTON RACE PARK

               General and Financing
               On July 8, 1993, subsidiaries of the Company acquired various interests in a Class 1 thoroughbred and quarter horse racing facility (the "Race Park") currently under construction just northwest of Houston.

     Houston is the fourth largest city in the United States and the largest city without pari-mutuel horse racing. Sam Houston Race Park, Ltd. (the "Partnership") owns the land, facilities and the racing license with respect to the Race Park. On July 8, 1993, the Partnership obtained the funds required to finance the construction and initial start-up costs of the Race Park through (i) the sale by the Partnership and its wholly owned subsidiary, SHRP Capital Corp., of $75,000,000 principal amount of 11 3/4% Senior Secured Notes due 1999 (ii) the sale by the sole general partner of the Partnership (the "SHRP General Partner") of warrants to acquire shares of Class A Common Stock, and (iii) the sale and issuance of limited partnership interests by the Partnership (collectively, the "Offering"). In connection with the Offering, subsidiaries of the Company acquired, for a total investment of $9.1 million, (i) a 28.7% equity interest in the Partnership through the purchase of existing limited partnership interests (thereby becoming the largest limited partner in the Partnership), (ii) all of the outstanding Class B Common Stock of SHRP General Partner (representing a further 1% equity interest in the Partnership), and (iii) a 75% interest in Race Track Management Enterprises, the manager of the Race Park (the "Manager"). The Race Park is expected to be substantially completed and open for live racing by April 29, 1994.

               Racing Operations
               The ownership and operation of horse racetracks in Texas are subject to significant regulation by the Texas Racing Commission (the "Racing Commission") under the Texas Racing Act and related regulations (collectively, the "Racing Act"). The Racing Act provides, among other things, for the allocation of each wagering pool among the state of Texas, purses, special equine programs, the racetrack and betting participants and empowers the Racing Commission to license and regulate substantially all aspects of horse racing in the state.

               Only four Class 1 racetracks may be licensed and operated in Texas under the Racing Act. While an unlimited number of Class 2, 3 and 4 racetracks may be licensed, the Company believes Class 1 racetracks will be the "flagship" Texas racetracks, having the largest facilities and the highest caliber horses and offering the greatest number of live race and simulcasting days (discussed below). The Racing Commission, in settlement of a lawsuit, has also granted an existing Class 2 racetrack located to the west of Fort Worth ("Trinity Meadows") an upgrade to a Class 1 license, subject to the fulfillment of certain conditions. The Racing Commission has licensed two additional prospective Class 1 horse racetracks, one in Dallas and the other in San Antonio. The Company does not expect the Race Park to compete with the other Class 1 tracks for patrons.

               The Company expects the Race Park to offer pari-mutuel wagering on live thoroughbred or quarter horse racing or simulcast racing generally six days a week throughout the year. Simulcasting is the process by which live races held at one facility are broadcast simultaneously to other locations at which additional wagers are placed on the race being broadcast. In Texas, the broadcast may only be sent to licensed racetracks, as the Racing Act does not provide for off-track betting. Class 1 and Class 2 racetracks in Texas must take simulcast signals from Texas Class 1 tracks in preference to signals from other tracks when such signals are made available to them. The Race Park may offer simulcast wagering only on races simulcast from other Class 1 Texas racetracks on those days when the other Class 1 tracks make their signals available to the Race Park. On days that signals are not made available from other Texas Class 1 racetracks, the Race Park may simulcast out-of-state horse races with the approval of the Racing Commission. The Partnership intends to enter into revenue-sharing arrangements both with racetracks that will send simulcast signals to the Race Park and with racetracks that will receive simulcast signals of races held at the Race Park.

               The Racing Commission must approve the number of live race days that may be offered at the Race Park each year, as well as all simulcast arrangements. The number and scheduling of race days at the Racing Facility will depend on the scheduling of live race days at other Class 1 horse racing facilities. Under the Racing Act, Class 1 racetracks generally may not have overlapping live race schedules for the same breed of horse with other Class 1 racetracks unless the tracks with the overlapping schedules each consent. In its settlement with the Racing Commission, Trinity Meadows agreed that it would not participate in a Texas racing circuit and that its race dates would not be exclusive. If the other three Class 1 racetracks in Texas were open and operating on a six-day live race week and the live race schedule were equally divided among the three tracks to avoid overlapping race dates, each track would generally be allocated 102 live race days for each breed of horse.

               The Racing Commission has allocated to the Race Park 45 thoroughbred racing days commencing April 29, 1994 and ending on June 19, 1994 and an additional 66 thoroughbred racing days starting again October 11 and continuing through the end of the year. The Racing Commission has also allocated to the Race Park 69 quarter horse racing days commencing July 1, 1994 and ending on September 18, 1994. When the Dallas and San Antonio Class 1 racetracks are constructed and operational, the Company believes that it is likely that a Texas horse racing circuit will develop. Under such a circuit, the Class 1 racetracks would coordinate their activities such that, in general, at any one time and for several months at a time, there would be thoroughbred racing at one track, quarter horse racing at another track and the third track would have wagering on races simulcast from both of the other Class 1 tracks. No assurance can be given, however, that a Texas racing circuit will develop.

               In addition to revenues from wagering and simulcasting, the Partnership will derive revenues from admission fees, food services, club memberships, luxury suites, advertising sales and other sources.

               Race Park Facilities
               The Race Park is located on approximately 240 acres of land in northwest Harris County approximately 18 miles from the Houston central business district and approximately 15 miles from Houston Intercontinental Airport. The Race Park, which will have a one-mile dirt track and a one and one-eighth mile turf course, has been designed for an average patron capacity of approximately 18,000, with additional capacity for approximately 12,000 patrons on the infield. The Race Park is bordered by the Sam Houston Parkway on the north and is accessible by freeway and expects that access to the Race Park by nearby surface streets will improve within the near future. The Partnership has delegated to the Manager, pursuant to a management agreement, the right, power and authority to manage, conduct and make all decisions relating to the business and affairs of the Partnership insofar as they relate to the Race Park, except that The Partnership has retained pre-approval rights over certain major decisions by the Manager.

               Marketing and Competition
               The Race Park intends to focus its marketing on the greater Houston metropolitan area, including encouraging family attendance at the facility. The Race Park will compete with other forms of entertainment, including a greyhound racetrack located 60 miles from the Race Park and a wide range of live and televised professional and collegiate sporting events that are available in the Houston area. The Race Park could in the future also be competing with other forms of gambling in Texas, including riverboat gambling and casino gambling on Indian reservations or otherwise. In this regard, the Alabama and Coushatta Tribe, whose reservation is approximately 95 miles from the Race Park, has applied for a license to construct a casino and/or conduct gambling operations. In addition, two bills which would have authorized riverboat gambling were introduced in the last session of the Texas legislature, although neither passed.

               Employees
               As of March 1, 1994, the Partnership had approximately 55 employees. The Company expects that the Race Park will employ approximately 75 year-round employees and an additional 600 employees during live racing seasons.

     EMPLOYEES

               At March 1, 1994, the Company and its subsidiaries employed approximately 2,320 persons, exclusive of those involved in Aluminum Operations.

     ITEM 2.   PROPERTIES

               For information concerning the principal properties and operations of the Company, see Item 1. "Business."

     ITEM 3.   LEGAL PROCEEDINGS

     KAISER ENVIRONMENTAL LITIGATION

               Aberdeen Pesticide Dumps Site Matter
               The Aberdeen Pesticide Dumps Site, listed on the Superfund National Priorities List, is composed of five separate sites around the town of Aberdeen, North Carolina (collectively, the "Sites"). The Sites are of concern to the United States Environmental Protection Agency (the "EPA") because of their past use as either pesticide formulation facilities or pesticide disposal areas from approximately the mid-1930's through the late-1980's.

               The United States originally filed a cost recovery complaint (as amended, the "Complaint") in the United States District Court for the Middle District of North Carolina, Rockingham Division, No. C-89-231-R, which, as amended, includes KACC and a number of other defendants. The Complaint seeks reimbursement for past and future response costs and a determination of liability of the defendants under Section 107 of CERCLA.

     The EPA has performed a Remedial Investigation/Feasibility Study and issued a Record of Decision ("ROD") for the Sites in September 1991. The major remedy selected for the Sites would have a cost of $32 million. Other possible remedies described in the ROD would have estimated costs of approximately $53 million and $222 million, respectively. Kaiser understands that the EPA is also investigating contamination of groundwater at the Sites. The EPA has stated that it has incurred past costs at the Sites in the range of $7.5--$8 million as of February 9, 1993, and alleges that response costs will continue to be incurred in the future.

               On May 20, 1993, the EPA issued three unilateral Administrative Orders under Section 106(a) of CERCLA ordering the respondents, including KACC, to perform the remedial design and remedial action described in the ROD for three of the Sites. The estimated cost as set forth in the ROD for the remedial action at the three Sites is approximately $27 million. A number of other companies are also named as respondents. KACC has entered into an Agreement in Principle with certain of the respondents to participate jointly in responding to the Administrative Orders, to share costs incurred on an interim basis, and to seek to reach a final allocation of costs through agreement or to allow such final allocation and determination of liability to be made by the United States District Court. A definitive PRP Participation Agreement is currently awaiting execution by the group. By letter dated July 6, 1993, KACC has notified the EPA of its ongoing participation with such group of respondents which, as a group, are intending to comply with the Administrative Orders to the extent consistent with applicable law.

               By letters dated December 30, 1993, the EPA notified KACC of its potential liability for, and requested that KACC, along with a number other companies, undertake or agree to finance, groundwater remediation at certain of the Sites. The ROD-selected remedy for the groundwater remediation selected by EPA includes a variety of techniques. The EPA has estimated the total present worth cost, including 30 years of operation and maintenance, at approximately $11.8 million. KACC, along with other notified parties, plans to meet with representatives of the EPA to discuss whether an agreement to perform this remediation is possible.

               Based upon the information presently available to it, Kaiser is unable to determine whether KACC has any liability with respect to any of the Sites or, if there is any liability, the amount thereof. Two government witnesses have testified that KACC acquired pesticide products from the operator of the formulation site over a two to three year period. KACC has been unable to confirm the accuracy of this testimony.

               United States of America v. Kaiser Aluminum & Chemical
     Corporation
               In February 1989, a civil action was filed by the United States Department of Justice at the request of the EPA against KACC in the United States District Court for the Eastern District of Washington, Case Number C-89-106-CLQ. The complaint alleged that emissions from certain stacks at Kaiser's Trentwood facility in Spokane, Washington intermittently violated the opacity standard contained in the Washington State Implementation Plan ("SIP"), approved by the EPA under the federal Clean Air Act. The complaint sought injunctive relief, including an order that KACC take all necessary action to achieve compliance with the Washington SIP opacity limit and the assessment of civil penalties of not more than $25,000 per day.

               In the course of the litigation, questions arose as to whether the observers who recorded the alleged exceedances were qualified under the Washington SIP to read opacity. In July 1990, KACC and the Department of Justice agreed to a voluntary dismissal of the action. At that time, however, the EPA had arranged for increased surveillance of the Trentwood facility by consultants and the EPA's personnel. From May 1990 through May 1991, these observers recorded approximately 130 alleged exceedances of the SIP opacity rule. Justice Department representatives have stated their intent to file a second lawsuit against KACC based on the opacity observations recorded during that period.

               The second lawsuit has not yet been filed. Instead, KACC has entered into negotiations with the EPA to resolve the claims against KACC through a consent decree. Although the EPA and KACC have made substantial progress in negotiating the terms of the consent decree, key issues remain to be resolved. Anticipated elements of any settlement would include a commitment by KACC to improve the emission control equipment at the Trentwood facility and a civil penalty assessment against KACC, in an amount to be determined.

               At this time, Kaiser cannot predict the likelihood that the EPA and KACC will reach an agreement upon the terms of a consent decree. In the event that the negotiations are not successful the matter likely would be resolved in federal court.

               Catellus Development Corporation v. Kaiser Aluminum & Chemical Corporation and James L. Ferry & Son Inc.
               In January 1991, the City of Richmond, et al. (the "Plaintiffs") filed a Second Amended Complaint for Damages and Declaratory Relief against Catellus Development Corporation ("Catellus") and other defendants (collectively, the "Defendants") alleging, among other things, that the Defendants caused or allowed hazardous substances, pollutants, contaminants, debris and other solid wastes to be discharged, deposited, disposed of or released on certain property located in Richmond, California (the "Property") formerly owned by Catellus and leased to KACC for the purpose of shipbuilding activities conducted by KACC on behalf of the United States during World War II. Plaintiffs allege, among other things, that the Defendants are jointly and severally liable for response costs, declaratory relief and natural resources damages under CERCLA, and that Defendant Catellus is strictly liable on grounds of continuing nuisance, continuing trespass and negligence for such discharge, deposit, disposal or release, and is liable for fraudulent concealment of the alleged contamination. KACC is alleged to have performed certain excavation activities on the Property and, as a result thereof, to have released contaminants on the Property and to have arranged for the transportation, treatment and disposal of such contaminants

               Catellus has filed a third party complaint (the "Third Party Complaint") against KACC in the United States District Court for the Northern District of California, Case No. C-89-2935 DLJ. The Third Party Complaint, as amended, seeks contribution and indemnity from KACC and another party under a variety of theories (including negligence, nuisance, waste and alleged contractual indemnities) for, among other things, Catellus' response costs and natural resources damages under CERCLA, any liability or judgment imposed against Cattelus, and treble damages for the injury to its interest in the Property, and treble damages from KACC pursuant to California Code of Civil Procedure Section 732.

               By an October 1992 letter, counsel for certain underwriters at Lloyd's London and certain London Market insurance companies (the "London Insurers") advised that the London Insurers agreed to reimburse KACC for defense expenses in the third party action filed by Catellus, subject to a full reservation of rights.

               The Plaintiffs filed a motion for leave to file a Third Amended Complaint which would have added KACC as a first party defendant. This motion was denied. In October 1992, the Plaintiffs served a separate Complaint against KACC for damages and declaratory relief. The claims asserted by the Plaintiffs are for, among other things, (i) response costs, recovery of costs, natural resources damages and declaratory relief under CERCLA; (ii) damages for injury to the Property arising from negligence, and (iii) damages under a theory of strict liability. This matter has been tendered to the London Insurers.


               Picketville Road Landfill Matter
               In July, 1991, the EPA served on KACC and thirteen other PRPs a Unilateral Administrative Order For Remedial Design and Remedial Action (the "Order") at the Picketville Road Landfill site in Jacksonville, Florida. The EPA seeks remedial design and remedial action pursuant to CERCLA from some, but apparently not all, PRPs based upon a Record of Decision outlining remedial cleanup measures to be undertaken at the site adopted by the EPA in September 1990. The site was operated as a municipal and industrial waste landfill from 1968 to 1977 by the City of Jacksonville. KACC was first notified by the EPA in January 1991, that wastes from one of KACC's plants may have been transported to and deposited in the site. In its Record of Decision, the EPA estimated that the total capital, operations and maintenance costs of its elected remedy for the site would be approximately $9.9 million. In addition, the EPA has reserved the right to seek recovery of its costs incurred relating to the Order, including, but not relating to, reimbursement of the EPA's cost of response. Through negotiations with the EPA and other PRPs, KACC has reached an agreement with such PRPs under which KACC will fund $146,700 of the cost of the remedial action (unless remedial costs exceed $19 million in which event the settlement agreement will be re-opened). The implementation of the foregoing agreement is subject to continuing discussions among the EPA, the other PRPs and KACC.

               Asbestos-related Litigation
               KACC is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by exposure to asbestos during, and as a result of, their employment with KACC or to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. The number of such lawsuits instituted against KACC increased substantially in 1993 and management believes the number of such lawsuits will continue to increase at a greater annualized rate than in prior years. For additional information, see Note 10 to the Consolidated Financial Statements.

               The Company currently believes that there is no more than a remote possibility (under generally accepted accounting principles) that KACC's ultimate asbestos-related costs net of related insurance recoveries will exceed those accrued as of December 31, 1993 and, accordingly, that the resolution of such uncertainties and the incurrence of such net costs should not have a material adverse effect on Kaiser's consolidated financial position or results of operations.

     OTHER KAISER LITIGATION

               Various other lawsuits and claims are pending against Kaiser. The Company believes that resolution of the lawsuits and claims made against Kaiser, including the matters discussed above, will not have a material adverse effect on Kaiser's consolidated financial position.

     PACIFIC LUMBER MERGER LITIGATION

               During the mid-to-late 1980's, Pacific Lumber was named as defendant along with several other entities and individuals, including the Company and MGI, in various class, derivative and other actions brought in the Superior Court of Humboldt County by former stockholders of Pacific Lumber relating to the cash tender offer (the "Tender Offer") for the shares of Pacific Lumber by a subsidiary of MGI and the subsequent merger (the "Merger"), as a result of which Pacific Lumber became a wholly-owned subsidiary of MGI (the "Humboldt County Lawsuits"). The Humboldt County Lawsuits which remain open are captioned: Fries, et al. v. Carpenter, et al. (No. 76328) ("Fries State"); Omicini, et al. v. The Pacific Lumber Company, et al. (No. 76974) ("Omicini"); Thompson, et al. v. Elam, et al. (No. 78467) ("Thompson State"); and Russ, et al. v. Milken, et al. (No. DR-85429) ("Russ"). The Humboldt County Lawsuits generally allege, among other things, that in documents filed with the Securities and Exchange Commission (the "Commission"), the defendants made false statements concerning, among other things, the estimated value of Pacific Lumber's assets, financing for the Tender Offer and the Merger and minority stockholders' appraisal rights, and that the individual directors of Pacific Lumber breached certain fiduciary duties owed stockholders and other constituencies of Pacific Lumber. The Company and MGI are alleged to have aided and abetted these violations and committed other wrongs. The Thompson State, Omicini and Fries State suits seek compensatory damages in excess of $1 billion, exemplary damages in excess of $750 million, rescission and other relief. The Russ suit does not specify the amount of damages sought. There has been no activity in the Fries State case since 1987 nor in the Omicini case since 1986. The Thompson State and Russ actions are stayed pending the outcome of the In re Ivan F. Boesky Multidistrict Securities Litigation described below.

               In 1988, the plaintiffs in the Fries State action filed another action entitled Fries, et al. v. Hurwitz, et al. (No. 88-3493 RMT), in United States District Court, Central District of California ("Fries Federal") against the Company, Pacific Lumber, MGI and others. Fries Federal repeats many of the allegations and seeks damages and relief similar to that contained in the Humboldt County Lawsuits, and, among other things, asserts that the defendants violated RICO and the Hart-Scott-Rodino Antitrust Improvements Act, and further alleges that, as a result of alleged arrangements between Ivan F. Boesky and others, MGI beneficially owned, for purposes of Pacific Lumber's bylaws, more than 5% of Pacific Lumber's outstanding shares so that the Merger required the approval of 80% of the outstanding shares rather than a majority. In 1988, plaintiffs in the Thompson State action and others filed a complaint in the United States District Court, Central District of California, entitled Thompson, et al. v. MAXXAM Group Inc., et al. (No. 88-06274) ("Thompson Federal"). The defendants in the Thompson Federal action include Pacific Lumber, the Company, MGI and others. This action, as amended, repeats the allegations, asserts claims and seeks damages and relief similar to that contained in the Fries Federal and Fries State actions.

               In May 1989, the Thompson Federal and Fries Federal actions were consolidated in the In re Ivan F. Boesky Multidistrict Securities Litigation in the United States District Court, Southern District of New York (MDL No. 732 M 21-45-MP) ("Boesky"). An additional action filed in November 1989, entitled American Red Cross, et al. v. Hurwitz, et al. (No. 89 Civ 7722) ("American Red Cross"), has been consolidated with the Boesky action. The American Red Cross action contains allegations and seeks damages and relief similar to that contained in the Russ, Thompson Federal and Fries Federal actions. In September 1990, the Court in the Boesky action certified a class of plaintiffs comprised of persons who sold their shares in Pacific Lumber on or after September 27, 1985. Various plaintiffs in the Boesky action have opted out of the certified class of plaintiffs and are prosecuting their claims individually within the Boesky proceeding. The Boesky action has been set for trial commencing April 11, 1994.

               In September 1989, seven past and present employees of Pacific Lumber brought an action against Pacific Lumber, the Company, MGI, certain current and former directors and officers of the Company, Pacific Lumber and MGI, and First Executive Life Insurance Company ("First Executive") (subsequently dismissed as a defendant) in the United States District Court, Northern District of California, entitled Kayes, et al.
     v. Pacific Lumber Company, et al. (No. C89-3500) ("Kayes"). Plaintiffs purport to be participants in or beneficiaries of Pacific Lumber's former Retirement Plan (the "Retirement Plan") for whom a group annuity contract was purchased from Executive Life Insurance Company ("Executive Life") in 1986 after termination of the Retirement Plan. The Kayes action alleges that the Company, Pacific Lumber and MGI defendants breached their ERISA fiduciary duties to participants and beneficiaries of the Retirement Plan by purchasing the group annuity contract from First Executive and selecting First Executive to administer the annuity payments. Plaintiffs seek, among other things, a new group annuity contract on behalf of the Retirement Plan participants and beneficiaries. This case was dismissed on April 14, 1993 and was refiled as Jack Miller, et al. v. Pacific Lumber Company, et al. (No. C-89-3500-SBA) ("Miller") on April 26, 1993; the Miller case was dismissed on May 14, 1993. These dismissals have been appealed. On October 28, 1993, a bill amending ERISA, was passed by the U.S. Senate which appears to be intended, in part, to overturn the District Court's dismissal of the Miller action and to make available certain remedies. This bill has not been voted upon by the House of Representatives. It is impossible to say if the bill will be enacted or if enacted its ultimate content.

               In June 1991, the U.S. Department of Labor filed a civil action entitled Lynn Martin, Secretary of the U.S. Department of Labor v. The Pacific Lumber Company, et al. (No. 91-1812-RHS) ("DOL civil action") in the United States District Court, Northern District of California, against the Company, Pacific Lumber, MGI and certain of their current and former officers and directors. The allegations in the DOL civil action are substantially similar to that in the Kayes action. The DOL civil action has been stayed pending resolution of the Kayes and Miller appeals.

               Management is of the opinion that the outcome of the foregoing litigation is unlikely to have a material adverse effect on the Company's consolidated financial position. Management is unable to express an opinion as to whether the outcome of such litigation is unlikely to have a material adverse effect on the Company's results of operations in respect of any fiscal year.

               In April 1991, the California Commissioner of Insurance (the "Commissioner") filed for conservatorship of Executive Life in Los Angeles County Superior Court in proceedings entitled Insurance Commissioner of the State of California v. Executive Life Insurance Co. and Does 1-1000 (Case No. BS006912) ("Executive Life Conservatorship"). In September 1993, the final rehabilitation plan for Executive Life (the "Plan") was closed. The Commissioner expects that for nearly all policyholders who chose to remain with Aurora National Life Assurance Corporation, the new owner and successor of Executive Life ("Aurora"), such persons will receive full payments. Policyholders who chose to "opt-out" of the Plan (i.e., chose to terminate their policy and cash in at a discounted rate), will be paid in accordance with their choice to opt-out.

     ZERO COUPON NOTE LITIGATION

               In April 1989, an action was filed against the Company, MGI, MAXXAM Properties Inc. ("MPI") and certain of the Company's directors in the Court of Chancery of the State of Delaware, entitled Progressive United Corporation v. MAXXAM Inc., et al., Civil Action No. 10785. Plaintiff purports to bring this action as a stockholder of the Company derivatively on behalf of the Company and MPI. In May 1989, a second action containing substantially similar allegations was filed in the Court of Chancery of the State of Delaware, entitled Wolf v. Hurwitz, et al. (No. 10846) and the two cases were consolidated (collectively, the "Zero Coupon Note" actions). The Zero Coupon Note actions relate a Put and Call Agreement entered into between MPI and Mr. Charles Hurwitz (Chairman of the Board of the Company, MGI and MPI), as well as a predecessor agreement (the "Prior Agreement"). Among other things, the Put and Call Agreement provided that Mr. Hurwitz had the option (the "Call") to purchase from MPI certain notes (or the common stock of the Company into which they were converted) for $10.3 million. In July 1989, Mr. Hurwitz exercised the Call and acquired 990,400 shares of the Company's common stock. The Zero Coupon Note actions generally allege that in entering into the Prior Agreement Mr. Hurwitz usurped a corporate opportunity belonging to the Company, that the Put and Call Agreement constituted a waste of corporate assets of the Company and MPI, and that the defendant directors breached their fiduciary duties in connection with these matters. Plaintiffs seek to have the Put and Call Agreement declared null and void, among other remedies.

     RANCHO MIRAGE LITIGATION

               In May 1991, a derivative action entitled Progressive United Corporation v. MAXXAM Inc., et al. (No. 12111) ("Progressive United") was filed in the Court of Chancery, State of Delaware against the Company, Federated Development Company ("Federated"), MCO Properties Inc. ("MCOP"), a wholly-owned subsidiary of the Company, and the Company's Board of Directors. The action alleges abuse of control and breaches of fiduciary obligations based on, and unfair consideration for, the Company's Agreement in Principle with Federated to (a) forgive payments of principal and interest of approximately $32.2 million due from Federated under two loan agreements entered into between MCOP and Federated in 1987, and (b) grant an additional $11.0 million of consideration to Federated, in exchange for certain real estate assets valued at approximately $42.9 million in Rancho Mirage, California, held by Federated (the "Mirada transactions"). See Note 10 to the Consolidated Financial Statements for a description of the exchange to which this action and the actions referenced below relate. Plaintiff seeks to have the Agreement in Principle rescinded, an accounting under the loan agreements, repayment of any losses suffered by the Company or MCOP, costs and attorneys fees.

               The following six additional lawsuits similar to the Progressive United case were filed in Delaware Chancery Court challenging the now-completed Mirada transactions action has been: NL Industries, et al. v. MAXXAM Inc., et al. (No. 12353); Kahn, et al. v. Federated Development Company, et al. (No. 12373); Thistlethwaite, et al. v. MAXXAM Inc., et al. (No. 12377); Glinert, et al. v. Hurwitz, et al. (No. 12383);

     Friscia, et al. v. MAXXAM Inc., et al. (No. 12390); and Kassoway, et al. v MAXXAM Inc., et al. (No. 12404). The Kahn, Glinert, Friscia and Kassoway actions have been consolidated with the Progressive United action into In re MAXXAM Inc./Federated Development Shareholders Litigation (No. 12111); the NL Industries action has been "coordinated" with the consolidated actions; the Thistlethwaite action has been stayed pending the outcome of the consolidated actions. In January 1994, a derivative action entitled NL Industries, Inc., et al. v. Federated Development Company, et al. (No. 94-00630) was filed in the District Court of Dallas County, Texas, against the Company (as nominal defendant) and Federated. This action contains allegations and seeks relief similar to that contained in the In re MAXXAM Inc./Federated Development Shareholders Litigation.

     OTHER LITIGATION MATTERS

               The Company and certain of its subsidiaries are also involved in other claims and litigation, both as plaintiffs and defendants, in the ordinary course of business. Management is of the opinion that the outcome of such other litigation will not have a material adverse effect upon the Company's consolidated financial position or results of operations.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable.

                                      PART II


     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS

               Reference is made to this section in the portions of the Company's 1993 Annual Report to Stockholders (the "Annual Report") which are included as part of Exhibit 13.1 hereto and incorporated herein by reference.

     ITEM 6.   SELECTED FINANCIAL DATA

               Reference is made to this section in the portions of the Annual Report which are included as part of Exhibit 13.1 hereto and incorporated herein by reference.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Reference is made to this section in the portions of the Annual Report which are included as part of Exhibit 13.1 hereto and incorporated herein by reference.

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Reference is made to the consolidated financial statements and notes thereto and the quarterly financial information in the portions of the Annual Report which are included as part of Exhibit 13.1 hereto and incorporated herein by reference.

     ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                      PART III


               Information required under Part III (Items 10, 11, 12 and 13) has been omitted from this report since the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A which involves the election of directors.

                                      PART IV


     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-
     K

     (A)  INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE
                                                                          ----
          1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):
               The consolidated financial statements and the Report
               of Independent Public Accountants are included on
               pages 36 to 65 of the Annual Report which are included
               as part of Exhibit 13.1 hereto and incorporated herein
               by reference.

          2.   FINANCIAL STATEMENT SCHEDULES:
               Report of Independent Public Accountants on Financial
               Statement Schedules                                          37
               Schedule II  - Amounts receivable from related parties
                              and underwriters, promoters and employees
                              other than related parties for the years
                              ended December 31, 1993, 1992 and 1991        38
               Schedule III - Condensed financial information of
                              Registrant at December 31, 1993 and 1992
                              and for the years ended December 31, 1993,
                              1992 and 1991                                 40
               Schedule V   - Property, plant and equipment for the
                              years ended December 31, 1993, 1992 and
                              1991 (consolidated)                           45
               Schedule VI  - Accumulated depreciation, depletion and
                              amortization of property, plant and equip-
                              ment for the years ended December 31, 1993,
                              1992 and 1991 (consolidated)                  46








               Schedule X   - Supplementary consolidated statement of
                              operations information for the years ended
                              December 31, 1993, 1992 and 1991              47

          All other schedules are inapplicable or the required information is included in the consolidated financial statements or the notes thereto.

     (B)  REPORTS ON FORM 8-K

          None.

     (C)  EXHIBITS

          Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 49), which index is incorporated herein by reference.

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To the Stockholders and Board of Directors of MAXXAM Inc.:

               We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in MAXXAM Inc.'s 1993 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 24, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index on page 36 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



     ARTHUR ANDERSEN & CO.

     Houston, Texas
     February 24, 1994

             SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                    YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991





                                                                                                              Balance at end
                                                                                       Deductions               of period
                                                                                 ----------------------   ---------------------
                                                      Balance at
                                                      beginning                    Amounts     Amounts                   Not
           Name of debtor                             of period     Additions     collected    forgiven    Current     Current
           -----------------------------              ----------   ----------    ----------    --------   --------    ---------
                                                                              (In thousands of dollars)
           1993:
                Diane M. Dudley (a)  . . . . . .      $      100   $         -   $       -     $     -    $       -   $      100
                Jacques C. Lazard (a)  . . . . .             100             -         (39)          -            -           61
                James D. Noteware (b)  . . . . .               -           100        (100)          -            -            -
                Anthony R. Pierno (c)  . . . . .             320             -           -         (15)         200          105
                Paul N. Schwartz (d) . . . . . .             310             -         (75)        (20)         200           15
                Byron Wade (e) . . . . . . . . .               -           100         (80)          -            -           20

           1992:
                Diane M. Dudley (a)  . . . . . .      $      100   $         -   $       -     $     -    $       -   $      100
                Jacques C. Lazard (a)  . . . . .             100             -           -           -            -          100
                Anthony R. Pierno (c)  . . . . .             335             -           -         (15)           -          320
                Paul N. Schwartz (d) . . . . . .             330             -           -         (20)           -          310

           1991:
                Diane M. Dudley (a)  . . . . . .      $      100   $         -   $       -     $     -    $       -   $      100
                Jacques C. Lazard (a)  . . . . .             100             -           -           -            -          100
                Anthony R. Pierno (c)  . . . . .             350             -           -         (15)           -          335
                Paul N. Schwartz (d) . . . . . .             350             -           -         (20)           -          330
                John Seidl (f) . . . . . . . . .           1,114            21      (1,135)          -            -            -
                Federated Development Company (g)                                                             31,076         3,186

     --------------------

     (a)  Amounts outstanding from these individuals bore interest at an annual rate of 6% in 1993, 1992 and 1991.  The loans are generally due on demand; each is secured by real estate owned by each individual.
     (b)  In July 1993, MAXXAM Inc. (the "Company") loaned Mr. Noteware $100,000 pursuant to the terms of an unsecured promissory note which bore interest at an annual rate of 6%.  The loan was repaid within approximately one month.
     (c)  Mr. Pierno has entered into a five-year employment agreement with the Company effective March 8, 1990.  Pursuant to the terms of the agreement, personal loans of Mr. Pierno outstanding on the date of the agreement ($150,000) are to be forgiven at the rate of $15,000 per year beginning March 8, 1991, with any remaining balance due and payable upon termination of employment.  The agreement also provides for an additional loan of $200,000 which Mr. Pierno received in 1990.  As of December
     31, 1993, Mr. Pierno had total loans outstanding of $305,000, interest on which is payable monthly at an annual rate of 6%.
     $105,000 of principal on the loan is payable on demand (unless forgiven as indicated above) and $200,000 is payable on
     December 15, 1994 (with prepayments due upon the exercise of certain stock appreciation rights).  The loans are secured by real estate owned by Mr. Pierno.



     (d)  Mr. Schwartz has entered into a five-year employment agreement with the Company effective March 8, 1990.  Pursuant to the terms of the agreement, personal loans of Mr. Schwartz outstanding on the date of the agreement ($100,000) are to be forgiven at the rate of $20,000 per year beginning March 8, 1991, with any remaining balance due and payable upon termination o employment.  The agreement also provided for additional loans to Mr. Schwartz, all of which were received by Mr. Schwartz in
     1990.  As of December 31, 1993, Mr. Schwartz had total loans outstanding of $215,000, interest on which is payable monthly at a annual rate of 6%.  $15,000 of principal on the loan is payable on demand (unless forgiven as indicated above) and $200,000 is payable on December 15, 1994 (with prepayments due upon the exercise of certain stock appreciation rights).  The loans are secured by real estate owned by Mr. Schwartz.
     (e)  In July 1993, the Company loaned Mr. Wade $100,000 pursuant to the terms of an unsecured promissory note which bore interest at an annual rate of 6%.  The loan was repaid within approximately one month with a cash payment of $50,000 and a new unsecured promissory note for $50,000, interest on which is payable monthly at an annual rate of 6%.  The new note is payable upon the earliest to occur of July 20, 1998 or Mr. Wade's termination of employment with the Company.  In December 1993, Mr.
     Wade repaid $30,000 of the outstanding principal balance of the note.
     (f)  In June 1990, Mr. Seidl entered into an agreement with the Company relating to his move to Houston.  Pursuant to the terms of such agreement, the Company loaned $1,000,000 to Mr. Seidl at an annual rate of 8.9%, payable quarterly.  The agreemen required full or partial payments upon Mr. Seidl's receipt of any payments pursuant to the Kaiser Long-Term Incentive Plan.  In accordance with this provision, the loan was paid in full in 1991.  The agreement also provided for the Company to reimburse Mr
     Seidl for certain expenses incurred in connection with his move, with Mr. Seidl being entitled to borrow (at the federal short-
     term interest rate) the reimbursable amount until reimbursement was made.  All such expenses were reimbursed in 1991.  Mr. Seid terminated his employment and resigned as a director of the Company and subsidiary companies effective December 31, 1992.
     (g)  The Company had loan agreements with Federated Development Company ("Federated") for loans secured by real estate located in Rancho Mirage, California ("Mirada").  Federated is wholly owned by Mr. Hurwitz, members of his immediate family and trusts for the benefit thereof.  In July 1991, in exchange for the Mirada and other consideration, MCO Properties Inc., a wholl owned subsidiary of the Company, assumed the outstanding principal and accrued interest on the loans.


            SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           BALANCE SHEET (UNCONSOLIDATED)





                                                                                           December 31,
                                                                                     ------------------------
                                                                                         1993          1992
                                                                                     ------------    ---------
                                                                                     (In millions of dollars)
                                                    ASSETS

                            Current assets:
                                 Cash and cash equivalents  . . . . . . . . . . .    $      26.7     $    3.2
                                 Marketable securities and other current assets .           32.3         54.0
                                                                                     ------------    ---------
                                      Total current assets  . . . . . . . . . . .           59.0         57.2
                            Investment in subsidiaries  . . . . . . . . . . . . .            3.6        637.0
                            Deferred income taxes . . . . . . . . . . . . . . . .          136.4            -
                            Other assets  . . . . . . . . . . . . . . . . . . . .            6.0          6.6
                                                                                     ------------    ---------
                                                                                     $     205.0     $  700.8
                                                                                     ============    =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                            Current liabilities:
                                 Accounts payable and accrued liabilities . . . .    $       9.3     $    8.6
                                 Deferred income taxes  . . . . . . . . . . . . .            9.4            -
                                 Long-term debt, current maturities . . . . . . .            4.1          3.9
                                                                                     ------------    ---------
                                      Total current liabilities . . . . . . . . .           22.8         12.5
                            Long-term debt, less current maturities . . . . . . .           48.0         70.7
                            Note payable to and advances from subsidiaries  . . .          191.5        123.2
                            Other noncurrent liabilities  . . . . . . . . . . . .          110.6         50.5
                                                                                     ------------    ---------
                                      Total liabilities . . . . . . . . . . . . .          372.9        256.9
                                                                                     ------------    ---------

                            Stockholders' equity (deficit):












                                      Preferred stock, $.50 par value; 12,500,000
                                      shares authorized; Class A $.05
                                      Non-Cumulative Participating Convertible
                                      Preferred Stock; shares issued: 1993 -
                                      679,084 and 1992 - 681,811  . . . . . . . .             .3           .3
                                      Common stock, $.50 par value; 28,000,000
                                      shares authorized; shares issued:
                                      10,063,359  . . . . . . . . . . . . . . . .            5.0          5.0
                                 Additional capital . . . . . . . . . . . . . . .           51.2         47.9
                                 Retained earnings (deficit)  . . . . . . . . . .         (180.8)       419.4
                                 Pension liability adjustment . . . . . . . . . .          (23.9)        (9.0)
                                 Treasury stock, at cost (shares held:
                            preferred - 845; common: 1993 - 1,364,895 and 1992 -
                            1,367,622)  . . . . . . . . . . . . . . . . . . . . .          (19.7)       (19.7)
                                                                                     ------------    ---------
                                      Total stockholders' equity (deficit)  . . .         (167.9)       443.9
                                                                                     ------------    ---------
                                                                                     $     205.0     $  700.8
                                                                                     ============    =========

                                  See notes to consolidated financial statements and accompanying notes.

                      STATEMENT OF OPERATIONS (UNCONSOLIDATED)




                                                                                 Years Ended December 31,
                                                                    ---------------------------------------------------
                                                                         1993               1992              1991
                                                                    --------------     --------------     -------------
                                                                                 (In millions of dollars)
                   Investment, interest and other income . . .      $         3.0      $         2.8      $        4.1
                   Interest expense  . . . . . . . . . . . . .              (13.7)             (15.1)            (36.2)
                   General and administrative expenses . . . .              (15.4)              (8.4)            (12.0)
                   Equity in earnings (losses) of subsidiaries             (615.5)               9.3              66.2
                                                                    --------------     --------------     -------------
                   Income (loss) before income taxes and
                        cumulative effect of changes in
                        accounting principles  . . . . . . . .             (641.6)             (11.4)             22.1
                   Credit (provision) for income taxes . . . .               (3.1)               4.1              35.4
                                                                    --------------     --------------     -------------
                   Income (loss) before cumulative effect of
                        changes in accounting principles . . .             (644.7)              (7.3)             57.5
                   Cumulative effect of changes in accounting
                        principles:
                        Postretirement benefits other than
                             pensions, net of related credit
                             for income taxes of $.2 . . . . .                (.4)                 -                 -
                        Accounting for income taxes  . . . . .               44.9                  -                 -
                                                                    --------------     --------------     -------------
                   Net income (loss) . . . . . . . . . . . . .      $      (600.2)     $        (7.3)     $       57.5
                                                                    ==============     ==============     =============

                                  See notes to consolidated financial statements and accompanying notes.

                      STATEMENT OF CASH FLOWS (UNCONSOLIDATED)



                                                                                       Years Ended December 31,
                                                                         ---------------------------------------------------
                                                                               1993             1992               1991
                                                                         ---------------    ------------     ---------------
                                                                                       (In millions of dollars)
              CASH FLOWS FROM OPERATING ACTIVITIES:
                   Net income (loss)  . . . . . . . . . . . . . . .      $        (600.2)   $       (7.3)    $          57.5
                   Adjustments to reconcile net income (loss) to net
                        cash provided by (used for) operating
                        activities:
                        Equity in losses (earnings) of subsidiaries                615.5            (9.3)              (66.2)
                        Amortization of deferred financing costs and
                             discounts on long-term debt  . . . . .                   .5              .6                  .6
                        Cumulative effect of changes in accounting
                             principles, net  . . . . . . . . . . .                (44.5)              -                   -
                        Increase (decrease) in accounts payable and                  7.5            (1.8)                 .3
                             other liabilities  . . . . . . . . . .
                        Decrease (increase) in accrued and deferred
                             income taxes . . . . . . . . . . . . .                 (3.7)           (6.5)               (3.5)
                        Decrease in receivables . . . . . . . . . .                   .8             1.1                 2.2
                        Other . . . . . . . . . . . . . . . . . . .                  2.6            (1.4)               10.8
                                                                         ---------------    ------------     ---------------
                             Net cash provided by (used for)
                             operating activities . . . . . . . . .                (14.1)          (24.6)                1.7
                                                                         ---------------    ------------     ---------------

              CASH FLOWS FROM INVESTING ACTIVITIES:
                   Dividends received from subsidiaries . . . . . .                 66.1            18.1               110.9
                   Net sales (purchases) of marketable securities .                 18.3           (30.7)                  -
                   Investments in and net advances from (to)
                   subsidiaries . . . . . . . . . . . . . . . . . .                (22.2)           18.0               (51.5)
                   Capital expenditures . . . . . . . . . . . . . .                  (.3)           (1.5)               (1.6)
                                                                         ---------------    ------------     ---------------
                             Net cash provided by investing
                             activities . . . . . . . . . . . . . .                 61.9             3.9                57.8
                                                                         ---------------    ------------     ---------------

              CASH FLOWS FROM FINANCING ACTIVITIES:


                   Redemption, repurchase of and principal payments
                        on long-term debt . . . . . . . . . . . . .                (24.3)           (3.9)              (34.7)
                   Proceeds from issuance of common stock . . . . .                    -              .6                 2.3
                                                                         ---------------    ------------     ---------------
                             Net cash used for financing activities                (24.3)           (3.3)              (32.4)
                                                                         ---------------    ------------     ---------------

              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  23.5           (24.0)               27.1
              CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . .                  3.2            27.2                  .1
                                                                         ---------------    ------------     ---------------
              CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . .      $          26.7    $        3.2     $          27.2
                                                                         ===============    ============     ===============

              SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND
              FINANCING ACTIVITIES:
                   Net assets transferred from subsidiary . . . . .      $          30.5
                   Dividend of the Company's notes payable and
              marketable securities received from subsidiary  . . .                         $       14.9     $         100.1
                   Gain from initial public offering of Kaiser
              Aluminum Corporation common stock . . . . . . . . . .                                                     28.5
                   Excess of fair value of assets acquired over
                   affiliate's basis  . . . . . . . . . . . . . . .                                                    (24.0)

              SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                   Interest paid  . . . . . . . . . . . . . . . . .      $           6.8    $       11.1     $          15.9
                   Income taxes paid (refunded) . . . . . . . . . .                  (.5)           (1.9)                2.9

                                  See notes to consolidated financial statements and accompanying notes.

                           NOTES TO FINANCIAL STATEMENTS
                   (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


     A.   SIGNIFICANT TRANSACTIONS

               On August 4, 1993, contemporaneously with the consummation of the MAXXAM Group Inc. ("MGI," a wholly owned subsidiary of the Company) refinancing transaction (as described below), MGI (i) transferred to the Company 50 million common shares of Kaiser Aluminum Corporation ("Kaiser," a majority owned subsidiary of the Company) held by a subsidiary of MGI, representing MGI s (and the Company s) entire interest in Kaiser s common stock, (ii) transferred to the Company 60,075 shares of the Company's common stock held by a subsidiary of MGI, (iii) transferred to the Company certain notes receivable, long-term investments, and other assets, each net of related liabilities, collectively having a carrying value to MGI of approximately $1.1 and
     (iv) exchanged with the Company 2,132,950 Depositary Shares, acquired from Kaiser on June 30, 1993 for $15.0, such exchange being in satisfaction of a $15.0 promissory note evidencing a cash loan made by the Company to MGI in January 1993 (the "MGI Loan"). On the same day, the Company assumed approximately $17.5 of certain liabilities of MGI that were unrelated to MGI s forest products operations or were related to operations which have been disposed of by MGI. Contemporaneously with these transfers, MGI issued $100.0 aggregate principal amount of 11 1/4% Senior Secured Notes due 2003 (the "MGI Senior Notes") and $126.7 aggregate principal amount (approximately $70.0 net of original issue discount) of 12 1/4% Senior Secured Discount Notes due 2003 (the "MGI Discount Notes," which, together with the MGI Senior Notes, are referred to collectively as the "MGI Notes"). The MGI Notes are secured by MGI s pledge of 100% of the common stock of The Pacific Lumber Company, Britt Lumber Co., Inc. and MAXXAM Properties Inc. (wholly owned subsidiaries of
     MGI) and by the Company s pledge of 28 million shares of Kaiser s common stock it received from MGI. Additionally, on September 28, 1993, MGI transferred to the Company its interest in the real estate management and development operation located at Palmas del Mar in Puerto Rico.

               On October 13, 1993, Kaiser filed a registration statement with the Securities and Exchange Commission for the sale to the public of the 2,132,950 Depositary Shares the Company exchanged for the MGI Loan, as described above. The registration statement was declared effective by the Securities and Exchange Commission on November 15, 1993. The Company may consummate the sale of all or any portion of such Depositary Shares at any time.

     B.   DEFERRED INCOME TAXES

               The Company's net deferred income tax assets relate primarily to the excess of the tax basis over financial statement basis with respect to timber and timberlands and real estate of subsidiaries. The Company has concluded that it is more likely than not that these net deferred income tax assets will be realized based in part upon the estimated values of the underlying assets which are in excess of their tax basis.

     C.   LONG-TERM DEBT


     Long-term debt consists of the following:




                                                                                                     December 31,
                                                                                            ------------------------------
                                                                                                1993             1992
                                                                                            ------------     -------------
                14% Senior Subordinated Reset Notes due May 20, 2000  . . . . . . . . .     $      25.0      $       45.0
                12 1/2% Subordinated Debentures due December 15, 1999, net of discount of $2.4 and $2.9 at December 31, 1993 and 1992,
                     respectively . . . . . . . . . . . . . . . . . . . . . . . . . . .            25.2              27.6
                Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1.9               2.0
                                                                                            ------------     -------------
                                                                                                   52.1              74.6
                Less: current maturities  . . . . . . . . . . . . . . . . . . . . . . .            (4.1)             (3.9)
                                                                                            ------------     -------------
                                                                                            $      48.0      $       70.7
                                                                                            ============     =============

               Maturities
               Scheduled maturities of long-term debt outstanding at December 31, 1993 are as follows: years ending December 31, 1994 - $4.1; 1995 - $4.1; 1996 - $3.6; 1997 - $3.3; 1998 - $3.3; thereafter - $36.1.

     D.   NOTE PAYABLE TO SUBSIDIARY

               At December 31, 1993, the Company had a $181.9 unsecured note payable to a real estate subsidiary which bears interest at 6% per annum.

             SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (CONSOLIDATED)

                    YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                                 Balance at
                                                 beginning         Additions       Retirements                    Balance at
                                                  of year           at cost         and sales      Other(1)      end of year
                                               -------------     ------------    -------------    ----------     ------------
                                                                          (In millions of dollars)
             1993:
                  Land and improvements  . .   $        139.6    $       3.2     $        (1.3)   $    15.7      $      157.2
                  Buildings  . . . . . . . .            209.4            8.9               (.1)        21.9             240.1
                  Machinery and equipment  .          1,108.5           74.6             (19.3)       100.1           1,263.9
                  Construction in progress .             71.1           (5.3)                -          (.7)             65.1
                                               -------------     ------------    -------------    ----------     ------------
                                               $      1,528.6    $      81.4     $       (20.7)   $   137.0      $    1,726.3
                                               =============     ============    =============    ==========     ============

                  Timber and timberlands . .   $        484.8    $        .3     $           -    $   (38.3)     $      446.8
                                               =============     ============    =============    ==========     ============

             1992:
                  Land and improvements  . .   $         96.5    $      17.5     $           -    $    25.6      $      139.6
                  Buildings  . . . . . . . .            184.0           22.1               (.5)         3.8             209.4
                  Machinery and equipment  .          1,012.6          103.7              (6.0)        (1.8)          1,108.5
                  Construction in progress .             87.7          (16.2)                -          (.4)             71.1
                                               -------------     ------------    -------------    ----------     ------------
                                               $      1,380.8    $     127.1     $        (6.5)   $    27.2      $    1,528.6
                                               =============     ============    =============    ==========     ============

                  Timber and timberlands . .   $        484.3    $        .5     $           -    $       -      $      484.8
                                               =============     ============    =============    ==========     ============

             1991:
                  Land and improvements  . .   $         83.2    $       4.0     $         (.6)   $     9.9      $       96.5
                  Buildings  . . . . . . . .            171.1            8.7              (1.1)         5.3             184.0
                  Machinery and equipment  .            933.5           79.9              (7.9)         7.1           1,012.6
                  Construction in progress .             52.4           37.0               (.1)        (1.6)             87.7
                                               -------------     ------------    -------------    ----------     ------------
                                               $      1,240.2    $     129.6     $        (9.7)   $    20.7      $    1,380.8
                                               =============     ============    =============    ==========     ============

                  Timber and timberlands . .   $        484.0    $        .3     $           -    $       -      $      484.3
                                               =============     ============    =============    ==========     ============


     --------------------

     (1)  Amounts for 1993 are principally attributable to the restatement of assets and liabilities to their pre-tax amounts from their net of tax amounts originally recorded in connection with the acquisition of various subsidiaries in prior years.  The restatement is due to the Company's implementation of Financial Accounting Standards No. 109, Accounting for Income Taxes, on
     January 1, 1993.



               Amounts for 1992 and 1991 are principally due to various reclassifications.

               SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
            AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT (CONSOLIDATED)

                    YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                                                   Additions
                                                   Balance at     charged to
                                                    beginning      costs and    Retirements                    Balance at
                                                     of year       expenses      and sales       Other(1)     end of year
                                                  ------------    ----------   ------------    -----------    ------------
                                                                          (In millions of dollars)
                1993:
                     Land and improvements  . .   $        11.9   $      4.2   $        (.2)   $       8.0    $       23.9
                     Buildings  . . . . . . . .            56.7          8.4            (.5)           3.0            67.6
                     Machinery and equipment  .           272.9         90.2           (6.0)          32.7           389.8
                                                  ------------    ----------   ------------    -----------    ------------
                                                  $       341.5   $    102.8   $       (6.7)   $      43.7    $      481.3
                                                  ============    ==========   ============    ===========    ============

                     Timber and timberlands . .   $       100.9   $     15.2   $          -    $     (7.9)    $      108.2
                                                  ============    ==========   ============    ===========    ============

                1992:
                     Land and improvements  . .   $        10.1   $      1.9   $          -    $      (.1)    $       11.9
                     Buildings  . . . . . . . .            47.6          7.5            (.2)          1.8             56.7
                     Machinery and equipment  .           197.6         79.0           (1.9)         (1.8)           272.9
                                                  ------------    ----------   ------------    -----------    ------------
                                                  $       255.3   $     88.4   $       (2.1)   $      (.1)    $      341.5
                                                  ============    ==========   ============    ===========    ============

                     Timber and timberlands . .   $        84.2   $     16.7   $          -    $        -     $      100.9
                                                  ============    ==========   ============    ===========    ============

                1991:
                     Land and improvements  . .   $         8.1   $      2.1   $        (.3)   $       .2     $       10.1
                     Buildings  . . . . . . . .            40.2          6.7            (.4)          1.1             47.6
                     Machinery and equipment  .           126.1         72.9           (3.2)          1.8            197.6
                                                  ------------    ----------   ------------    -----------    ------------
                                                  $       174.4   $     81.7   $       (3.9)   $      3.1     $      255.3
                                                  ============    ==========   ============    ===========    ============

                     Timber and timberlands . .   $        68.3   $     15.9   $          -    $        -     $       84.2
                                                  ============    ==========   ============    ===========    ============



     --------------------

     (1)  Amounts for 1993 are principally attributable to the restatement of assets and liabilities to their pre-tax amounts from their net of tax amounts originally recorded in connection with the acquisition of various subsidiaries in prior years.  The restatement is due to the Company's implementation of Financial Accounting Standards No. 109, Accounting for Income Taxes, on
     January 1, 1993.



               Amounts for 1992 and 1991 are principally due to various reclassifications.

                SCHEDULE X - SUPPLEMENTARY CONSOLIDATED STATEMENT OF
                               OPERATIONS INFORMATION




                                                                                 Years Ended December 31,
                                                                       --------------------------------------------
                                                                           1993           1992            1991
                                                                       ------------    -----------    -------------
                                                                                 (In millions of dollars)
                       Maintenance and repairs . . . . . . . . . .     $      183.1    $     159.4    $       173.2
                                                                       ============    ===========    =============

                       Taxes other than payroll and income taxes:
                            Production levy on bauxite . . . . . .     $       27.9    $      31.5    $        34.0
                                                                       ============    ===========    =============


                                     SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   MAXXAM INC.


     Date: March 30, 1994          By:        JOHN T. LA DUC
                                              John T. La Duc
                                     Senior Vice President and Chief
                                            Financial Officer
                                      (Principal Financial Officer)


     Date: March 30, 1994          By:      JACQUES C. LAZARD
                                            Jacques C. Lazard
                                       Vice President and Corporate
                                                Controller
                                      (Principal Accounting Officer)


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Date: March 30, 1994          By:      CHARLES E. HURWITZ
                                            Charles E. Hurwitz
                                     Chairman of the Board, President
                                                   and
                                         Chief Executive Officer


     Date: March 30, 1994          By:     ROBERT J. CRUIKSHANK
                                           Robert J. Cruikshank
                                                 Director


     Date: March 30, 1994          By:        EZRA G. LEVIN
                                              Ezra G. Levin
                                                 Director


     Date: March 30, 1994          By:     STANLEY D. ROSENBERG
                                           Stanley D. Rosenberg
                                                 Director


                                    MAXXAM INC.

                                 INDEX OF EXHIBITS




           Exhibit
           Number                          Description                                _______    _____________________

             3.1     Restated Certificate of Incorporation of MAXXAM Inc.
                     (the "Company" or "MAXXAM") dated April 10, 1989
                     (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989)

             3.2     Certificate of Powers, Designations, Preferences and
                     Relative, Participating, Optional and Other Rights of the Company's Class B Junior Participating Preferred
                     Stock (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989)

             3.3     By-laws of the Company, as amended on October 6, 1988
                     (incorporated herein by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988)

             4.1     Indenture regarding the Company's 14% Senior
                     Subordinated Reset Notes due May 20, 2000
                     (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4,
                     Registration No. 33-20096)

             4.2 Indenture dated as of November 15, 1979 between the Company and Bank of America National Trust and Savings
                     Association, Trustee, regarding the Company's 12 1/2%
                     Subordinated Debentures due December 15, 1999
                     (incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1980)

             4.3 Indenture dated as of August 4, 1993 by and between Shawmut Bank, N.A. and MAXXAM Group Inc. ("MGI") regarding MGI's 11 1/4% Senior Secured Notes due 2003 and 12 1/4% Senior Secured Discount Notes due 2003
                     (incorporated herein by reference to Exhibit 4.1 to MGI's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-8857; the "MGI
                     1993 Form 10-K")

             4.4 Indenture dated as of November 1, 1991 by and between MGI and First Trust National Association, Trustee, regarding MGI's 12 3/4% Notes due November 15, 1995
                     (incorporated herein by reference to Exhibit 4(a) to Amendment No. 4 to MGI's Registration Statement on
                     Form S-4 on Form S-2, Registration No. 33-42300; the
                     "MGI 1991 Registration Statement")

             4.5     Indenture among Kaiser Aluminum & Chemical Corporation
                     ("KACC"), certain related corporations and The First
                     National Bank of Boston, Trustee, regarding KACC's 12
                     3/4% Senior Subordinated Notes due 2003 (the "KACC
                     Senior Subordinated Note Indenture") (incorporated herein by reference to Exhibit 4.1 to KACC's Annual
                     Report on Form 10-K for the fiscal year ended December
                     31, 1993, File No. 1-3605.

             4.6 First Supplemental Indenture, dated as of May 1, 1993 to the KACC Senior Subordinated Note Indenture
                     (incorporated herein by reference to Exhibit 4.2 to KACC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, File No. 1-3605)

             4.7 Indenture dated as of February 17, 1994 among KACC, certain related corporations and First Trust National
                     Association, Trustee, regarding KACC's 9 7/8% Senior
                     Notes due 2002 (incorporated herein by reference to Exhibit 4.3 to KACC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-
                     3605; the "KACC 1993 Form 10-K")

             4.8     Credit Agreement, dated as of February 17, 1994 among
                     Kaiser Aluminum Corporation


                     ("Kaiser"), KACC, certain financial institutions and BankAmerica Business Credit, Inc., as Agent
                     (incorporated herein by reference to Exhibit 4.4 to the KACC 1993 Form 10-K)

             4.9     Certificate of Designation of Series A Mandatory
                     Conversion Premium Dividend Preferred Stock of Kaiser, dated June 28, 1993 (incorporated herein by reference to Exhibit 4.3 to Kaiser's Quarterly Report on Form
                     10-Q for the quarter ended June 30, 1993, File No. 1-
                     9447, the "Kaiser 1993 Third Quarter Form 10-Q")

            4.10     Deposit Agreement between Kaiser and The First
                     National Bank of Boston, dated as of June 30, 1993
                     (incorporated herein by reference to Exhibit 4.4 to the Kaiser 1993 Third Quarter Form 10-Q)

            4.11     Certificate of Designation of 8.255% Preferred
                     Redeemable Increased Dividend Equity Securities of
                     Kaiser, dated February 17, 1993 (incorporated herein by reference to Exhibit 4.21 to Kaiser's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-9447; the "Kaiser 1993 Form 10-K")

            4.12     Credit Agreement dated as of December 13, 1989 among
                     KACC, Kaiser, Bank of America National Trust and
                     Savings Association, as Agent, Mellon Bank, N.A., as
                     Collateral Agent, and certain financial institutions signatory thereto (the "Kaiser 1989 Credit Agreement")
                     (incorporated herein by reference to Exhibit 4.3 to Amendment No. 6 to the Registration Statement of KACC on Form S-1, Registration No. 33-30645)

            4.13     First Amendment to Kaiser 1989 Credit Agreement dated
                     as of April 17, 1990 (incorporated herein by reference
                     to Exhibit 4.2 to the Company's Quarterly Report on
                     Form 10-Q for the quarterly period ended September 30,
                     1990)

            4.14 Second Amendment to Kaiser 1989 Credit Agreement, dated as of September 17, 1990 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly
                     Report on Form 10-Q for the quarterly period ended
                     September 30, 1990)

            4.15 Third Amendment to Kaiser 1989 Credit Agreement, dated as of December 7, 1990 (incorporated herein by reference to Exhibit 4.6 to Amendment No. 1 to the Registration Statement of Kaiser on Form S-1,
                     Registration No. 33-37895)

            4.16 Fourth Amendment to the Kaiser 1989 Credit Agreement, dated April 19, 1991 (incorporated herein by reference to Exhibit 4.1 of KACC's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1991, File
                     No. 1-3605)

            4.17 Fifth Amendment to the Kaiser 1989 Credit Agreement, dated as of March 13, 1992 (incorporated herein by reference to Exhibit 4.8 to Kaiser's Annual Report on
                     Form 10-K for the year ended December 31, 1991, File
                     No. 1-9447)

            4.18 Seventh Amendment to the Kaiser 1989 Credit Agreement, dated November 6, 1992 (incorporated herein by reference to Exhibit 4.10 to Amendment No. 5 to the Form S-1 on Form S-2 Registration Statement of KACC,
                     Registration No. 33-48260; the "KACC 1993 Registration
                     Statement")

            4.19 Eighth Amendment to the Kaiser 1989 Credit Agreement, dated January 7, 1993 (incorporated herein by reference to Exhibit 4.12 to the KACC 1993
                     Registration Statement)

            4.20 Ninth Amendment to the Kaiser 1989 Credit Agreement, dated as of May 19, 1993, including the form of Intercompany Note annexed thereto (incorporated herein by reference to Exhibit 4.10 to Amendment No. 2 to the Registration Statement of KACC on Form S-1,
                     Registration No. 33-49555)

            4.21 Tenth Amendment to the Kaiser 1989 Credit Agreement, dated as of July 23, 1993 (incorporated herein by reference to Exhibit 4.13 to Amendment No. 2 to the Registration


                     Statement of KACC on Form S-3, Registration No. 50097;
                     the "KACC 1994 Registration Statement")

            4.22     Eleventh Amendment to the Kaiser 1989 Credit
                     Agreement, dated as of August 27, 1993 (incorporated herein by reference to Exhibit 4.13 to the Registration Statement of Kaiser on Form S-3,
                     Registration No. 33-50581)

            4.23 Twelfth Amendment to the Kaiser 1989 Credit Agreement, dated as of December 20, 1993 (incorporated herein by reference to Exhibit 4.15 to Amendment No. 3 to the KACC 1994 Registration Statement)

            4.24     Indenture between The Pacific Lumber Company ("Pacific
                     Lumber") and The First National Bank of Boston, as
                     Trustee, regarding Pacific Lumber's 10 1/2% Senior
                     Notes due 2003 (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Form S-2
                     Registration Statement of Pacific Lumber, Registration
                     Statement No. 33-56332; the "Pacific Lumber
                     Registration Statement")

            4.25     Indenture between Scotia Pacific Holding Company
                     ("SPHC") and The First National Bank of Boston, as
                     Trustee, regarding SPHC's 7.95% Timber Collateralized
                     Notes due 2015 (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Form S-1
                     Registration Statement of SPHC, Registration No. 33-
                     55538; the "SPHC Registration Statement")

            4.26     Form of Deed of Trust, Security Agreement, Financing
                     Statement, Fixture Filing and Assignment among SPHC,
                     The First National Bank of Boston, as Trustee, and The
                     First National Bank of Boston, as the Collateral Agent
                     (incorporated herein by reference to Exhibit 4.2 to SPHC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993; the "SPHC 1993 Form 10-K")

            4.27     Indenture dated as of July 1, 1986 between Pacific
                     Lumber Company and Bank of America National Trust and
                     Savings Association, Trustee, regarding Pacific
                     Lumber's 12% Series A Senior Notes due July 1, 1996
                     and 12.2% Series B Senior Notes due July 1, 1996
                     (incorporated herein by reference to Exhibit 1 to Amendment No. 1 to Form 8-A of Pacific Lumber filed on
                     July 15, 1986)

            4.28     Indenture dated as of July 1, 1986 between Pacific
                     Lumber and Manufacturers Hanover Trust Company,
                     Trustee, regarding Pacific Lumber's 12.5% Senior
                     Subordinated Debentures due July 1, 1998 (incorporated herein by reference to Exhibit 2 to Amendment No. 1 to Form 8-A of Pacific Lumber filed on July 15, 1986)

            4.29 Revolving Credit Agreement dated as of June 23, 1993 between Pacific Lumber and Bank of America National
                     Trust and Savings Association (incorporated herein by reference to Exhibit 4.19 to Amendment No. 2 to the Form S-2 Registration Statement of MGI, Registration
                     No. 33-56332; the "MGI 1993 Registration Statement")

            4.30     Letter Amendment to the Pacific Lumber Revolving
                     Credit Agreement, dated October 5, 1993 (incorporated herein by reference to Exhibit 4.1 to Pacific Lumber's
                     Quarterly Report on Form 10-Q for the quarter ended
                     September 30, 1993, File No. 1-9204)

            4.31     Loan Agreement dated June 17, 1991 by and between
                     General Electric Capital Corporation ("GECC") and MXM
                     Mortgage Corp. (the "GECC Loan Agreement")
                     (incorporated herein by reference to Exhibit 10(dd) to Amendment No. 4 to the MGI 1991 Registration
                     Statement")

            4.32 Unconditional Guarantee of Payment and Performance dated June 17, 1991 by the Company and MGI to and for the benefit of GECC (incorporated herein by reference to Exhibit 10(ee) to the 1991 MGI Registration
                     Statement)

            4.33 First Renewal, Extension and Modification Agreement dated as of June 17, 1992 among


                     GECC, MXM Mortgage Corp. and the Company (incorporated herein by reference to Exhibit 4.3 to the Company's
                     Quarterly Report on Form 10-Q for the quarter ended
                     September 30, 1992)

            4.34 Loan Increase, Extension and Modification Agreement among GECC, MXM Mortgage Corp. and the Company executed as of December 30, 1992 (incorporated herein by reference to Exhibit 4.23 to the Company's Annual
                     Report on Form 10-K for the fiscal year ended December
                     31, 1992; the "Company 1992 Form 10-K")

            4.35 Modification Agreement, dated as of June 29, 1993, to the GECC Loan Agreement (incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly
                     Report on Form 10-Q for the quarter ended September
                     30, 1993)

            *4.36    Consent and Assumption Agreement, dated as of December
                     10, 1993, among GECC, MXM Mortgage Corp., MXM Mortgage
                     L.P., the Company and MGI

            *4.37    Third Modification Agreement, dated as of December 30,
                     1993, among GECC, MXM Mortgage Corp. and MXM Mortgage
                     L.P.

            *4.38    Release and Termination of Unconditional Guarantee of
                     Payment and Performance, dated as of December 30, 1993, executed by GECC

            *4.39    Fourth Amendment to Loan Agreement, dated as of
                     December 30, 1993, among GECC, MXM Mortgage Corp. and
                     MXM Mortgage L.P.

            4.40     Indenture, dated July 7, 1993, by and among Sam
                     Houston Race Park, Ltd., SHRP Capital Corp., SHRP,
                     Inc. and Chemical Bank (incorporated herein by reference to Exhibit 10.1 to the Registration
                     Statement on Form S-1 of SHRP, Inc., Registration No.
                     33-67736; the "SHRP Registration Statement")

            4.41     Deed of Trust, Assignment, Security Agreement and
                     Financing Statement dated July 7, 1993 (incorporated herein by reference to Exhibit 10.2 to the SHRP
                     Registration Statement)

            4.42     License Negative Pledge Agreement dated July 7, 1993
                     (incorporated herein by reference to Exhibit 10.3 to the SHRP Registration Statement)

            4.43 Senior Subordinated Intercompany Note between KACC and the Company (incorporated herein by reference to Exhibit 4.13 to the KACC 1993 Registration Statement)

            4.44 Senior Subordinated Intercompany Note between Kaiser and KACC, dated February 15, 1994 (incorporated herein by reference to Exhibit 4.22 to the Kaiser 1993 Form
                     10-K)

            4.45 Senior Subordinated Intercompany Note between Kaiser and KACC, dated March 17, 1994 (incorporated herein by reference to Exhibit 4.23 to the Kaiser 1993 Form
                     10-K)

            4.46 Senior Subordinated Intercompany Note between Kaiser and KACC, dated June 30, 1993 (incorporated herein by reference to Exhibit 4.24 to the Kaiser 1993 Form
                     10-K)

            4.47     Intercompany Note between Kaiser and KACC
                     (incorporated herein by reference to Exhibit 4.2 to Amendment No. 5 to the Registration Statement of KACC on Form S-1, Registration No. 33-30645)

                     Note:  Pursuant to Regulation Section 229.601, Item
                     601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Company hereby agrees to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Company and its consolidated subsidiaries (and for any of its unconsolidated subsidiaries for which financial statements are required to be filed) wherein the total amount of securities authorized thereunder does not exceed 10 percent of the total consolidated assets of the Company.

            10.1 Tax Allocation Agreement among the Company and KACC dated as of December 21,


                     1989 (incorporated herein by reference to Exhibit
                     10.21 to Amendment No. 6 to the Registration Statement of KACC on Form S-1, Registration No. 33-30645)

            10.2     Tax Allocation Agreement between Kaiser and the
                     Company (incorporated herein by reference to Exhibit
                     10.23 to Amendment No. 4 to the Registration Statement of Kaiser on Form S-1, Registration No. 33-37895)

            10.3 Tax Allocation Agreement between the Company and MGI, dated August 4, 1993 (incorporated herein by reference to Exhibit 10.6 to the MGI 1993 Registration
                     Statement)

            10.4 Tax Allocation Agreement dated as of May 21, 1988 among the Company, MGI, Pacific Lumber and the corporations signatory thereto (incorporated herein by reference to Exhibit 10.8 to Pacific Lumber's Annual
                     Report on Form 10-K for the fiscal year ended December
                     31, 1988, File No. 1-9204)

            10.5     Tax Allocation Agreement among Pacific Lumber, SPHC,
                     Salmon Creek Corporation and the Company, dated as of March 23, 1993 (incorporated herein by reference to Exhibit 10.1 to the SPHC Registration Statement)

            10.6     Tax Allocation Agreement between the Company and Britt
                     Lumber Co., Inc. (incorporated herein by reference to Exhibit 10.4 to the MGI 1993 Form 10-K)

            10.7     Tax Allocation Agreement between the Company and SHRP,
                     Inc., dated November 4, 1993 (incorporated herein by reference to Exhibit 10.23 to Amendment No. 10.1 to the Form S-1 Registration Statement of SHRP, Inc.,
                     Registration No. 33-67736)

            10.8 Amended and Restated Alumina Supply Agreement, dated as of October 11, 1989 (incorporated herein by reference to Exhibit 10.19 to Amendment No. 3 to the Registration Statement of KACC on Form S-1,
                     Registration No. 33-30645)

            10.9     Assumption Agreement, dated as of October 28, 1988
                     (incorporated herein by reference to Exhibit HHH to the Final Amendment to the Schedule 13D of MGI and others in respect of the common stock of the Company)

            10.10 Agreement, dated as of June 30, 1993, between Kaiser and the Company (incorporated herein by reference to Exhibit 10.2 to KACC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, File No. 1-3605)

            10.11 Undertaking, dated as of August 4, 1993, by the Company in favor of MGI (incorporated herein by reference to Exhibit 10.27 to the MGI 1993 Form 10-K)

            10.12    Form of Master Purchase Agreement between Pacific
                     Lumber and SPHC (incorporated herein by reference to Exhibit 10.1 to the SPHC 1993 Form 10-K)

            10.13    Form of Services Agreement between Pacific Lumber and
                     SPHC (incorporated herein by reference to Exhibit 10.2 to the SPHC 1993 Form 10-K)

            10.14    Form of Additional Services Agreement between Pacific
                     Lumber and SPHC (incorporated herein by reference to Exhibit 10.3 to the SPHC 1993 Form 10-K)

            10.15    Form of Reciprocal Rights Agreement among Pacific
                     Lumber, SPHC and Salmon Creek Corporation
                     (incorporated herein by reference to Exhibit 10.4 to the SPHC 1993 Form 10-K)

            10.16 Form of Environmental Indemnification Agreement between Pacific Lumber and SPHC (incorporated herein by reference to Exhibit 10.5 to the SPHC 1993 Form 10-
                     K)

            10.17 Purchase and Services Agreement between Pacific Lumber and Britt Lumber Co., Inc. (incorporated herein by reference to Exhibit 10.17 to the Pacific Lumber
                     Registration Statement)

            10.18 Exchange Agreement dated as of May 20, 1991 by and among the Company, MCO


                     Properties Inc. ("MCOP") and Federated Development
                     Company (incorporated by reference from Exhibit 10(ff) to the MGI 1991 Registration Statement)

            10.19    Revolving Credit and Term Loan Agreement dated as of
                     August 27, 1987, as amended, between MCOP and Federated Development Company (incorporated herein by reference to Exhibit 10.82 to the Company's
                     Registration Statement on Form S-4, Registration No.
                     33-20096)

            10.20 Term Loan Agreement dated as of November 17, 1987 between MCOP and Federated Development Company
                     (incorporated herein by reference to Exhibit 10.83 to the Company's Registration Statement on Form S-4,
                     Registration No. 33-20096)

            10.21    Put and Call Agreement dated November 16, 1987 (the
                     "Put and Call Agreement") between Charles E. Hurwitz and MAXXAM Properties Inc. ("MPI") (incorporated herein by reference to Exhibit C to Schedule 13D dated
                     November 24, 1987, filed by MGI with respect to the Company's common stock)

            10.22    Amendment to Put and Call Agreement, dated May 18,
                     1988, (incorporated herein by reference to Exhibit D to the Final Amendment to Schedule 13D dated May 20,
                     1988, filed by MGI relating to the Company's common stock)

            10.23 Amendment to Put and Call Agreement, dated as of February 17, 1989, (incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 1988)

            10.24 Note Purchase Agreement dated July 26, 1982, as amended, between the Company and Drexel Burnham
                     Lambert Incorporated, relating to the Company's Zero
                     Coupon Senior Subordinated Notes due 2007
                     (incorporated herein by reference to Exhibit B to Schedule 13D dated November 24, 1987, filed by MGI relating to the Company's common stock)

            10.25    Second Amended and Restated Limited Partnership
                     Agreement of Sam Houston Race Park, Ltd. (incorporated herein by reference to Exhibit 3.2 to the SHRP
                     Registration Statement)

            10.26 Warrant Agreement by and between SHRP, Inc., as issuer, and Chemical Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the SHRP
                     Registration Statement)

            10.27    Registration Rights Agreement by and among the Sam
                     Houston Race Park, Ltd., SHRP, Inc., SHRP Capital
                     Corp., and Salomon Brothers Inc., as Initial
                     Purchasers (incorporated herein by reference to Exhibit 4.4 to the SHRP Registration Statement)

            10.28    Voting Agreement, dated July 7, 1993, by and among
                     SHRP, Inc., SHRP General Partner, Inc. and Salomon
                     Brothers Inc., as Initial Purchasers (incorporated herein by reference to Exhibit 9 to the SHRP
                     Registration Statement)

            10.29    Amended and Restated Management Agreement, dated July
                     7, 1993, by and between Race Track Management
                     Enterprises and Sam Houston Race Park, Ltd.
                     (incorporated herein by reference to Exhibit 10.6 to the SHRP Registration Statement)

                          Executive Compensation Plans and Arrangements                           __________________________________

            10.30    Revised Capital Accumulation Plan effective January 1,
                     1988 (incorporated herein by reference to Exhibit
                     10.27 to the Company's Registration Statement on Form
                     S-4, Registration No. 33-20096)

            10.31    The Company's 1984 Phantom Share Plan, as amended (the
                     "Company Phantom Share Plan") (incorporated herein by
                     reference to Exhibit 10.6 to the Company's Annual
                     Report on Form 10-K for the year ended December 31,
                     1990)

            10.32 Amendment dated as of March 8, 1990 relating to the Company Phantom Share Plan


                     (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990)

            10.33    Form of Phantom Share Agreement relating to the
                     Company Phantom Share Plan (incorporated herein by
                     reference to Exhibit 10.20 to the Company's Annual
                     Report on Form 10-K for the year ended December 31,
                     1988)

            10.34    MAXXAM Group Inc. 1976 Stock Option Plan, as amended
                     (incorporated herein by reference to Exhibit 10(a) to MGI's Annual Report on Form 10-K for the year ended
                     December 31, 1984, File No. 1-8857)

            10.35    MAXXAM Supplemental Executive Retirement Plan
                     (incorporated herein by reference to Exhibit 10(jj) to the 1991 MGI Registration Statement)

            10.36    KACC's Limited Long-Term Incentive Plan dated June 2,
                     1989 (incorporated herein by reference to Exhibit
                     10.14 to KACC's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-3605)

            10.37 Kaiser 1993 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to KACC's
                     Quarterly Report on Form 10-Q for the quarter ended
                     June 30, 1993, File No. 1-3605)

            10.38    Amendment No. 2 to Kaisertech Limited Long Term
                     Incentive Plan, dated as of December 18, 1991
                     (incorporated herein by reference to Exhibit 10.7 to Kaiser's Annual Report on Form 10-K for the year ended
                     December 31, 1991, File No. 1-9447)

            10.39    Amendment No. 3 to Kaiser Aluminum Corporation Long
                     Term Incentive Plan, dated as of December 31, 1991
                     (incorporated herein by reference to Exhibit 10.8 to Kaiser's Annual Report on Form 10-K for the year ended
                     December 31, 1991, File No. 1-9447)

            10.40    KACC's Bonus Plan (incorporated herein by reference to
                     Exhibit 10.25 to Amendment No. 6 to the Registration
                     Statement of KACC on Form S-1, Registration No. 33-
                     30645)

            10.41 KACC's Middle Management Long-Term Incentive Plan dated June 25, 1990, as amended (incorporated herein by reference to Exhibit 10.22 to Kaiser's Amendment
                     No. 1 to Registration Statement on Form S-1,
                     Registration No. 33-37895)

            10.42 Employment Agreement, dated as of October 1, 1992, among Kaiser, KACC and A. Stephens Hutchcraft, Jr.
                     (incorporated herein by reference to Exhibit 10.15 to the 1993 KACC Registration Statement)

            10.43 Severance Agreement, dated July 1, 1985, between KACC and A. Stephens Hutchcraft, Jr. (the "Hutchcraft
                     Severance Agreement") (incorporated herein by reference to Exhibit (10)(f) to KACC's Annual Report on Form 10-K for the period ended December 31, 1988, File No. 1-3605)

            10.44    Amendment, dated October 31, 1989, to the Hutchcraft
                     Severance Agreement (incorporated herein by reference to Exhibit 10.24 to Amendment No. 5 of KACC's
                     Registration Statement on Form S-1, Registration No.
                     33-30645)

           *10.45    Consulting Agreement, dated November 19, 1993, between
                     KACC and A. Stephens Hutchcraft

            10.46    Employment Agreement dated as of March 8, 1990 between
                     the Company and Anthony R. Pierno (incorporated herein
                     by reference to Exhibit 10.28 to the Company's Annual
                     Report on Form 10-K for the year ended December 31,
                     1990)

            10.47    Promissory Note dated February 1, 1989 by Anthony R.
                     Pierno and Beverly J. Pierno to the Company
                     (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for year ended December 31, 1988)

            10.48    Promissory Note dated July 19, 1990 by Anthony R.
                     Pierno to the Company (incorporated


                     herein by reference to Exhibit 10.31 to the Company's
                     Annual Report on Form 10-K for the year ended
                     December 31, 1990)

            10.49 Commercial Guaranty, dated February 22, 1993, executed by MAXXAM in favor of Charter National Bank--Houston with respect to a loan of Anthony R. Pierno
                     (incorporated herein by reference to Exhibit 10.27 to Kaiser's Annual Report on Form 10-K for the period ended December 31, 1992, File No. 1-9447)

           *10.50 Commercial Guaranty, dated January 24, 1994, between the Company and Charter National Bank-Houston with respect to a loan of Anthony R. Pierno, and a related letter agreement

            10.51    Employment Agreement dated as of March 8, 1990 between
                     the Company and Paul N. Schwartz (incorporated herein
                     by reference to Exhibit 10.32 to the Company's Annual
                     Report on Form 10-K for the year ended December 31,
                     1990)

            10.52    Real Estate Lien Note dated July 3, 1990 by Paul N.
                     Schwartz and Barbara M. Schwartz, Trustee, to the
                     Company and related Deed of Trust and Letter Agreement
                     (incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990)

            10.53    Employment Agreement dated as of March 8, 1990 between
                     the Company and Diane M. Dudley (incorporated herein
                     by reference to Exhibit 10.37 to the Company's Annual
                     Report on Form 10-K for the year ended December 31,
                     1990)

            10.54    Real Estate Lien Note dated September 27, 1990 by
                     Diane M. Dudley to the Company and related Deed of
                     Trust and Letter Agreement (incorporated herein by
                     reference to Exhibit 10.41 to the Company's Annual
                     Report on Form 10-K for the year ended December 31,
                     1990)

            10.55 Employment Agreement dated September 26, 1990 among the Company, KACC and John T. La Duc (incorporated herein by reference to Exhibit 10.20 to Amendment No.
                     1 to Kaiser's Registration Statement on Form S-1,
                     Registration No. 33-37895)

            10.56    Employment Agreement dated as of March 8, 1990 between
                     the Company and Jacques C. Lazard (incorporated herein
                     by reference to Exhibit 10.45 to the Company's Annual
                     Report on Form 10-K for the year ended December 31,
                     1990)

            10.57    Real Estate Lien Note dated June 27, 1990 by Jacques
                     C. Lazard and Lorel S. Lazard to the Company and related Deed of Trust and Letter Agreement
                     (incorporated herein by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990)

            10.58    Employment Agreement dated as of March 8, 1990 between
                     the Company and Byron L. Wade (incorporated herein by
                     reference to Exhibit 10.50 to the Company's Annual
                     Report on Form 10-K for the year ended December 31,
                     1990)

           *10.59    Promissory Note, dated July 20, 1993 between the
                     Company and Byron L. Wade

            10.60 Employment Agreement dated as of August 22, 1990 between the Company, KACC and Robert W. Irelan
                     (incorporated herein by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990)

            10.61    Promissory Note dated October 4, 1990 by Robert W.
                     Irelan and Barbara M. Irelan to KACC (incorporated herein by reference to Exhibit 10.54 to the Company's
                     Annual Report on Form 10-K for the year ended December
                     31, 1990)



            10.62    Real Estate Lien Note dated October 4, 1990 by Robert
                     W. Irelan and Barbara M. Irelan to KACC and related
                     Deed of Trust (incorporated herein by reference to Exhibit 10.55 to the Company's Annual Report on Form
                     10-K for the year ended December 31, 1990)

           *10.63    Employment Agreement, dated August 20, 1993 between
                     KACC and Robert E. Cole

             *11     Computation of Net Income Per Common and Common
                     Equivalent Share Information

            *13.1    The portions of the Company's Annual Report to
                     Stockholders for the year ended December 31, 1993 which are incorporated herein by reference

            13.2 Footnote 11 to the consolidated financial statements of KACC, entitled Subsidiary Guarantors, (incorporated herein by reference to KACC's Annual Report on Form
                     10-K for the fiscal year ended December 31, 1993, File
                     No. 1-3605)

             *21     List of the Company's Subsidiaries

             *23     Consent of Independent Public Accountants by Arthur
                     Andersen & Co.



     --------------------

     * Included with this filing.
