Form 10-Q
period 1994-03-31
MAXXAM INC
filed 1994-05-13
CIK 63814

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                --------------------




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                           Commission File Number 1-3924



                                    MAXXAM INC.
               (Exact name of Registrant as Specified in its Charter)



                     DELAWARE                          95-2078752
           (State or other jurisdiction             (I.R.S. Employer
                of incorporation or              Identification Number)
                   organization)


            5847 SAN FELIPE, SUITE 2600
                  HOUSTON, TEXAS                          77057
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
     Yes  /X/  No   / /




      Number of shares of common stock outstanding at May 1, 1994:  8,698,464

                                                                MAXXAM INC.

                                                                   INDEX


                                                                                                                      PAGE


     PART I.   FINANCIAL INFORMATION
          Item 1.   Financial Statements
               Consolidated Balance Sheet at March 31, 1994 and December 31, 1993                                        3
               Consolidated Statement of Operations for the three months ended March 31, 1994 and 1993                   4
               Consolidated Statement of Cash Flows for the three months ended March 31, 1994 and 1993                   5
               Condensed Notes to Consolidated Financial Statements                                                      6
          Item 2.   Management's Discussion and Analysis of Financial Condition and
                                Results of Operations                                                                   11

     PART II.   OTHER INFORMATION

          Item 1.   Legal Proceedings                                                                                   19
          Item 5.   Other Information                                                                                   19
          Item 6.   Exhibits and Reports on Form 8-K                                                                    19
          Signatures                                                                                                   S-1


                                                        CONSOLIDATED BALANCE SHEET

                                                                                           March 31,         December 31,
                                                                                              1994               1993
                                                                                          (Unaudited)
                                                                                             (In millions of dollars)

                                          ASSETS
     Current assets:
          Cash and cash equivalents                                                         $100.2               $83.9
          Marketable securities                                                               62.9                44.7








          Receivables:
               Trade, net of allowance for doubtful accounts of $3.5 and $3.2 at
                    March 31, 1994 and December 31, 1993, respectively                       170.9               175.3
               Other                                                                          99.3                90.8
          Inventories                                                                        482.0               503.6
          Prepaid expenses and other current assets                                          101.8                93.3
                                                                                       -----------         -----------
               Total current assets                                                        1,017.1               991.6
     Property, plant and equipment, net of accumulated depreciation of $505.6
          and $481.3 at March 31, 1994 and December 31, 1993, respectively                 1,242.2             1,245.0
     Timber and timberlands, net of depletion of $111.1 and $108.2 at March 31,
          1994 and December 31, 1993, respectively                                           336.3               338.6
     Investments in and advances to unconsolidated affiliates                                179.2               183.2
     Real estate                                                                             100.2               113.3
     Deferred income taxes                                                                   381.2               359.9
     Long-term receivables and other assets                                                  355.3               340.4
                                                                                       -----------         -----------
                                                                                          $3,611.5            $3,572.0
                                                                                       ===========         ===========

                           LIABILITIES AND STOCKHOLDERS' DEFICIT
     Current liabilities:
          Accounts payable                                                                  $126.1              $135.6
          Accrued interest                                                                    27.8                53.7
          Accrued compensation and related benefits                                          116.6               114.2
          Other accrued liabilities                                                          152.1               161.5
          Payable to affiliates                                                               73.4                74.0
          Long-term debt, current maturities                                                  34.7                38.3
                                                                                       -----------         -----------
               Total current liabilities                                                     530.7               577.3
     Long-term debt, less current maturities                                               1,593.4             1,567.9
     Accrued postretirement benefits                                                         723.9               720.1
     Other noncurrent liabilities                                                            653.1               650.3
                                                                                       -----------         -----------
               Total liabilities                                                           3,501.1             3,515.6
                                                                                       -----------         -----------

     Commitments and contingencies

     Minority interests                                                                      317.7               224.3
     Stockholders' deficit:
          Preferred stock, $.50 par value; 12,500,000 shares authorized; Class A
               $.05 Non-Cumulative Participating Convertible Preferred Stock;
               shares issued: 679,084                                                           .3                  .3
          Common stock, $.50 par value; 28,000,000 shares authorized; shares
               issued: 10,063,359                                                              5.0                 5.0
          Additional capital                                                                  51.7                51.2
          Accumulated deficit                                                               (220.7)             (180.8)
          Pension liability adjustment                                                       (23.9)              (23.9)
          Treasury stock, at cost (shares held: preferred - 845; common -                    (19.7)              (19.7)
               1,364,895)                                                              -----------         -----------
               Total stockholders' deficit                                                  (207.3)             (167.9)
                                                                                       -----------         -----------
                                                                                          $3,611.5            $3,572.0
                                                                                       ===========         ===========


                                                   CONSOLIDATED STATEMENT OF OPERATIONS
                                              (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)



                                                                                                         Three Months Ended
                                                                                                             March 31,
                                                                                                      1994                 1993
                                                                                                            (Unaudited)
     Net sales:
          Aluminum operations                                                                        $415.1              $442.6
          Forest products operations                                                                   56.7                52.7
          Real estate operations                                                                       17.2                18.4
                                                                                                -----------         -----------
                                                                                                      489.0               513.7
                                                                                                -----------         -----------

     Costs and expenses:
          Costs of sales and operations (exclusive of depreciation and depletion):
               Aluminum operations                                                                    387.8               400.1
               Forest products operations                                                              33.2                26.3
               Real estate operations                                                                  12.4                19.4
          Depreciation and depletion                                                                   31.2                29.7
          Selling, general and administrative expenses                                                 39.4                40.0
                                                                                                -----------         -----------
                                                                                                      504.0               515.5
                                                                                                -----------         -----------

     Operating loss                                                                                   (15.0)               (1.8)
     Other income (expense):
          Investment, interest and other income                                                        11.4                 9.5
          Interest expense                                                                            (43.5)              (49.3)
                                                                                                -----------         -----------
     Loss before income taxes, minority interests, extraordinary item and cumulative
          effect of changes in accounting principles                                                  (47.1)              (41.6)
     Credit for income taxes                                                                           16.5                14.1
     Minority interests                                                                                (3.9)                1.6
                                                                                                -----------         -----------
     Loss before extraordinary item and cumulative effect of changes in accounting
          principles                                                                                  (34.5)              (25.9)
     Extraordinary item:
          Loss on early extinguishment of debt, net of related benefits for minority interests of $nil and $2.8 and income taxes of $2.9 and $24.2 in 1994 and
               1993, respectively
                                                                                                       (5.4)              (44.1)
     Cumulative effect of changes in accounting principles:
          Postretirement benefits other than pensions and postemployment benefits, net
               of related benefits for minority interests of $64.6 and income taxes of                    -              (444.3)
               $240.2
          Accounting for income taxes                                                                     -                26.6
                                                                                                -----------         -----------
     Net loss                                                                                        $(39.9)            $(487.7)
                                                                                                ===========         ===========

     Per common and common equivalent share:
          Loss before extraordinary item and cumulative effect of changes in accounting
               principles                                                                            $(3.65)             $(2.74)
          Extraordinary item                                                                           (.57)              (4.66)
          Cumulative effect of changes in accounting principles                                           -              (44.14)
                                                                                                -----------         -----------
          Net loss                                                                                   $(4.22)            $(51.54)
                                                                                                ===========         ===========


                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (IN MILLIONS OF DOLLARS)


                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                     1994                 1993
                                                                                                            (Unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                                                 $(39.9)             $(487.7)
          Adjustments to reconcile net loss to net cash used for operating activities:
               Depreciation and depletion                                                            31.2                 29.7
               Extraordinary loss on early extinguishment of debt, net                                5.4                 44.1
               Amortization of deferred financing costs and discounts on long-term debt               5.3                  5.7
               Minority interests                                                                     3.9                 (1.6)
               Equity in losses of unconsolidated affiliates                                          1.1                  2.1
               Incurrence of financing costs                                                        (17.1)               (38.1)
               Cumulative effect of changes in accounting principles, net                              -                 417.7
               Decrease in inventories                                                               20.7                  4.1
               Decrease in accrued interest                                                         (25.8)               (16.5)
               Increase in accrued and deferred income taxes                                        (18.4)                (9.6)
               Decrease in accounts payable                                                          (9.4)               (19.9)
               Increase (decrease) in payable to affiliates and other liabilities                    (5.7)                 4.6
               Decrease (increase) in prepaid expenses and other assets                              (5.1)                 2.1
               Decrease (increase) in receivables                                                    (4.1)                 7.2
               Other                                                                                 (4.7)                (9.9)
                                                                                              -----------          -----------
                    Net cash used for operating activities                                          (62.6)               (66.0)
                                                                                              -----------          -----------
     CASH FLOWS FROM INVESTING ACTIVITIES:
          Net proceeds from disposition of property and investments                                   5.1                  8.7
          Net sales (purchases) of marketable securities                                            (16.9)                 4.5
          Capital expenditures                                                                      (14.8)               (13.9)
          Other                                                                                      (3.5)                (1.0)
                                                                                              -----------          -----------
                    Net cash used for investing activities                                          (30.1)                (1.7)
                                                                                              -----------          -----------

     CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of long-term debt                                                  225.5              1,022.8
          Proceeds from issuance of Kaiser PRIDES                                                   100.4                    -
          Net payments under revolving credit agreements and short-term borrowings                 (190.8)               (12.8)
          Redemptions, repurchase of and principal payments on long-term debt                       (14.9)              (925.1)
          Redemption of preference stock                                                             (7.4)                (3.3)
          Restricted cash deposits                                                                      -                (35.0)
          Other                                                                                      (3.8)                   -
                                                                                              -----------          -----------
                    Net cash provided by financing activities                                       109.0                 46.6
                                                                                              -----------          -----------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            16.3                (21.1)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                83.9                 81.9
                                                                                              -----------          -----------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $100.2                $60.8
                                                                                              ===========          ===========

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Interest paid, net of capitalized interest                                                $64.1                $60.2
          Income taxes paid                                                                           2.4                  1.6


                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


     1.   GENERAL

               The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by MAXXAM Inc. with the Securities and Exchange Commission for the fiscal year ended December 31, 1993 (the "Form 10-K"). All references to the "Company" include MAXXAM Inc. and its subsidiary companies unless otherwise indicated or the context indicates otherwise. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

               The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1994 and the consolidated results of operations and cash flows for the three months ended March 31, 1994 and 1993. Certain reclassifications of prior period information have been made to conform to the current presentation.

     2.   INVENTORIES

     Inventories consist of the following:



                                                                                                March 31,          December 31,
                                                                                                  1994                 1993
     Aluminum Operations:
          Finished fabricated products                                                           $74.7                 $83.7
          Primary aluminum and work in process                                                   143.6                 141.4
          Bauxite and alumina                                                                     86.7                  94.0
          Operating supplies and repair and maintenance parts                                    107.4                 107.8
                                                                                              --------              --------
                                                                                                 412.4                 426.9
                                                                                              --------              --------
     Forest Products Operations:
          Lumber                                                                                  57.1                  58.4
          Logs                                                                                    12.5                  18.3
                                                                                              --------              --------
                                                                                                  69.6                  76.7
                                                                                              --------              --------
                                                                                                $482.0                $503.6
                                                                                              ========              ========

     3.   LONG-TERM DEBT

     Long-term debt consists of the following:



                                                                                                March 31,           December 31,
                                                                                                   1994                 1993
     Corporate:
          14% Senior Subordinated Reset Notes due May 20, 2000                                    $25.0                 $25.0
          12 1/2% Subordinated Debentures due December 15, 1999, net of discount                   25.3                  25.2
          Other                                                                                      .4                    .5
     Aluminum Operations:
          1994 Credit Agreement                                                                       -                     -
          1989 Credit Agreement:
               Revolving Credit Facility                                                              -                 188.0
          9 7/8% Senior Notes due February 15, 2002, net of discount                              223.5                     -
          Alpart CARIFA Loan                                                                       60.0                  60.0
          12 3/4% Senior Subordinated Notes due February 1, 2003                                  400.0                 400.0
          Other                                                                                    73.9                  78.1
     Forest Products Operations:
          7.95% Timber Collateralized Notes due July 20, 2015                                     368.9                 377.0
          11 1/4% Senior Secured Notes due August 1, 2003                                         100.0                 100.0
          12 1/4% Senior Secured Discount Notes due August 1, 2003, net of discount                75.7                  73.5
          10 1/2% Senior Notes due March 1, 2003                                                  235.0                 235.0
          Other                                                                                       -                   2.9
     Real Estate Operations:
          Secured notes due December 31, 1997, interest at prime plus 3%                           16.1                  17.2
          Other notes and contracts, secured by receivables, buildings, real estate
               and equipment                                                                       24.3                  23.8
                                                                                               --------              --------
                                                                                                1,628.1               1,606.2
     Less: current maturities                                                                     (34.7)                (38.3)
                                                                                               --------              --------
                                                                                               $1,593.4              $1,567.9
                                                                                               ========              ========


               The 1994 Credit Agreement
               On February 17, 1994, Kaiser Aluminum Corporation ("Kaiser," a majority owned subsidiary of the Company) and its principal operating subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), entered into a credit agreement with BankAmerica Business Credit, Inc. (as agent for itself and other lenders), Bank of America National Trust and Savings Association and certain other lenders (the "1994 Credit Agreement"). The 1994 Credit Agreement replaced Kaiser's previous credit agreement (as amended, the "1989 Credit Agreement") and consists of a $250.0 five-year secured, revolving line of credit which matures in 1999. Kaiser is able to borrow under the facility by means of revolving credit advances and letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $250.0 or a borrowing base relating to eligible accounts receivable and inventory. As of March 31, 1994, $179.6 of borrowing capacity was unused under the 1994 Credit Agreement (of which $54.6 could also have been used for letters of credit). The 1994 Credit Agreement is unconditionally guaranteed by Kaiser and by all significant subsidiaries of KACC which were guarantors of KACC's obligations under the 1989 Credit Agreement. Loans under the 1994 Credit Agreement bear interest at a rate per annum, at KACC's election, equal to (i) a Reference Rate plus 1 1/2% or (ii) LIBOR plus 3 1/4%. After June 30, 1995, the interest rate margins applicable to borrowings under the 1994 Credit Agreement may be reduced by up to 1 1/2% based upon a financial test, determined quarterly. Kaiser recorded a pre-tax extraordinary loss of approximately $8.3 for the three months ended March 31, 1994, consisting primarily of the write-off of unamortized deferred financing costs related to the 1989 Credit Agreement.

               9 7/8% Senior Notes (the "KACC Senior Notes")
               Concurrent with the offering by Kaiser of the 8.255% Preferred Redeemable Increased Dividend Equity Securities (the "PRIDES") (see Note
     4), KACC issued $225.0 of the KACC Senior Notes. The net proceeds from the offering of the KACC Senior Notes were used to reduce outstanding borrowings under the Revolving Credit Facility of the 1989 Credit Agreement immediately prior to the effectiveness of the 1994 Credit Agreement and for working capital and general corporate purposes.

     4.   MINORITY INTERESTS

               During the three months ended March 31, 1994, Kaiser consummated the public offering of 8,855,550 shares of its PRIDES. The net proceeds from the sale of the PRIDES were approximately $100.4. The Company accounted for Kaiser's issuance of the PRIDES as additional minority interest.

     5.   INVESTMENT, INTEREST AND OTHER INCOME

               In February 1994, The Pacific Lumber Company ("Pacific Lumber," a wholly owned indirect subsidiary of the Company) received a franchise tax refund of $7.2, the substantial portion of which represents interest, from the State of California relating to tax years 1972 through 1985. This amount is included in investment, interest and other income for the three months ended March 31, 1994.

     6.   PER SHARE INFORMATION

               Per share calculations are based on the weighted average number of common shares outstanding in each period and, if dilutive, weighted average common equivalent shares assumed to be issued from the exercise of common stock options based upon the average price of the Company's common stock during the period.

     7.   CONTINGENCIES

               Environmental Contingencies
               Kaiser and KACC are subject to a wide variety of environmental laws and regulations and to fines or penalties assessed for alleged breaches of the environmental laws and to claims and litigation based upon such laws. KACC is currently subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 ("CERCLA") and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

               Based upon Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At March 31, 1994, the balance of such accruals, which is primarily included in other noncurrent liabilities, was $42.0.

               These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based upon presently enacted laws and regulations, currently available facts, existing technology and Kaiser's assessment of the likely remediation action to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that expenditures to be charged to the environmental accrual will be approximately $4.0 to $8.0 for the years 1994 through 1998 and an aggregate of approximately $12.8 thereafter.

               As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established, or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals by amounts which cannot presently be estimated. While uncertainties are inherent in the ultimate outcome of these matters and it is impossible to presently determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties should not have a material adverse effect upon Kaiser's consolidated financial position or results of operations.

               Asbestos Contingencies
               KACC is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by exposure to asbestos during, and as a result of, their employment with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. At March 31, 1994, the number of such lawsuits pending was approximately 24,500.

               Based upon prior experience, Kaiser estimates annual future cash payments in connection with such litigation of approximately $8.0 to $13.0 for the years 1994 through 1998, and an aggregate of approximately $88.4 thereafter through 2006. Based upon past experience and reasonably anticipated future activity, Kaiser has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2006. Kaiser does not presently believe there is a reasonable basis for estimating such costs beyond 2006 and, accordingly, no accrual has been recorded for such costs which may be incurred. This accrual was calculated based upon the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, the current state of case law related to asbestos claims, the advice of counsel and the anticipated effects of inflation and discounting at an estimated risk-free rate (5.25% at March 31, 1994). Accordingly, an accrual of $102.3 for asbestos-related expenditures is included primarily in other noncurrent liabilities at March 31, 1994. The aggregate amount of the undiscounted liability at March 31, 1994 is $139.8, before considerations for insurance recoveries.

               Kaiser believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. While claims for recovery from one of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, Kaiser believes, based upon prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies and the advice of counsel, that substantial recoveries from the insurance carriers are probable. Accordingly, estimated insurance recoveries of
     $94.3, determined on the same basis as the asbestos-related cost accrual, are recorded primarily in long-term receivables and other assets as of March 31, 1994.

               Based upon the factors discussed in the two preceding paragraphs, management currently believes that the resolution of the asbestos-related uncertainties and the incurrence of asbestos-related costs net of insurance recoveries should not have a material adverse effect upon Kaiser's consolidated financial position or results of operations.

               Other Contingencies
               The Company is involved in various other claims, lawsuits and other proceedings relating to a wide variety of matters. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the actual costs that may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect upon the Company's consolidated financial position or results of operations.

                                    MAXXAM INC.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The following should be read in conjunction with the response to Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

     RESULTS OF OPERATIONS

               The Company operates in three industries: aluminum, through its majority owned subsidiary Kaiser, a fully integrated aluminum producer; forest products, through MAXXAM Group Inc. ("MGI") and its wholly owned subsidiaries; and real estate management and development, principally through MAXXAM Property Company and various other wholly owned subsidiaries.

          ALUMINUM OPERATIONS

               Kaiser's operating results are sensitive to changes in prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Kaiser, through its principal subsidiary KACC, operates in two business segments: bauxite and alumina, and aluminum processing.
     Aluminum operations account for a significant portion of the Company's revenues and operating results. The following table presents selected operational and financial information for the three months ended March 31, 1994 and 1993. The information presented in the table is in millions of dollars except shipments and prices.


                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                  1994                1993
     Shipments(1):
          Alumina                                                                                468.2               459.3
          Aluminum products:
               Primary aluminum                                                                   64.3                74.5
               Fabricated products                                                                96.8                91.6
                                                                                              --------            --------
                    Total aluminum products                                                      161.1               166.1
                                                                                              ========            ========

     Average realized sales price:
          Alumina (per ton)                                                                       $155                $174
          Primary aluminum (per pound)                                                             .55                 .56
     Net sales:
          Bauxite and alumina:
               Alumina                                                                           $72.5               $80.0
               Other(2)(3)                                                                        20.4                19.0
                                                                                              --------            --------

                    Total bauxite and alumina                                                     92.9                99.0
                                                                                              --------            --------
          Aluminum processing:
               Primary aluminum                                                                   77.3                91.2
               Fabricated products                                                               241.5               249.1
               Other(3)                                                                            3.4                 3.3
                                                                                              --------            --------
                    Total aluminum processing                                                    322.2               343.6
                                                                                              --------            --------
                         Total net sales                                                       $ 415.1              $442.6
                                                                                              ========            ========

     Operating loss                                                                             $(24.1)              $(8.2)
                                                                                              ========            ========

     Loss before income taxes, minority interests, extraordinary item and cumulative
          effect of changes in accounting principles                                            $(43.4)             $(25.7)
                                                                                              ========            ========

     Capital expenditures                                                                         $9.6               $10.0
                                                                                              ========            ========


     --------------------

     (1)  Shipments are expressed in thousands of metric tons.  A metric ton is equivalent to 2,204.6 pounds.
     (2)  Includes net sales of bauxite.
     (3)  Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.


               Net sales
               Bauxite and alumina. Revenues from net sales to third parties for the bauxite and alumina segment were $92.9 million for the three months ended March 31, 1994 compared with $99.0 million for the three months ended March 31, 1993. Revenues from alumina decreased 9% to $72.5 million for the three months ended March 31, 1994 from $80.0 million for the three months ended March 31, 1993, principally due to lower average realized prices.

               Aluminum processing. Revenues from net sales to third parties for the aluminum processing segment were $322.2 million for the three months ended March 31, 1994 compared with $343.6 million for the three months ended March 31, 1993. Revenues from primary aluminum decreased 15% to $77.3 million for the three months ended March 31, 1994 from $91.2 million for the three months ended March 31, 1993, primarily because of lower shipments. Shipments of primary aluminum to third parties constituted approximately 40% of total aluminum products shipments for the three months ended March 31, 1994 compared with approximately 45% for the three months ended March 31, 1993. Revenues from fabricated aluminum products decreased 3% to $241.5 million for the three months ended March 31, 1994 from $249.1 million for the three months ended March 31, 1993, principally due to lower average realized prices, partially offset by increased shipments.

               Operating loss
               The operating loss for the three months ended March 31, 1994 was $24.1 million, compared with $8.2 million for the three months ended March 31, 1993. Kaiser's corporate general and administrative expenses of $17.2 million and $18.8 million for the three months ended March 31, 1994 and 1993, respectively, were allocated by the Company to the bauxite and alumina and aluminum processing segments based upon those segments' ratio of sales to unaffiliated customers.

               Bauxite and alumina. The bauxite and alumina segment had an operating loss of $5.6 million for the three months ended March 31, 1994, compared with $3.5 million for the three months ended March 31, 1993, principally due to lower average realized prices for alumina.

               Aluminum processing. The aluminum processing segment had an operating loss of $18.5 million for the three months ended March 31, 1994, compared with $4.7 million for the three months ended March 31, 1993, principally due to reduced shipments of primary aluminum and lower average realized prices of fabricated aluminum products, partially offset by increased shipments of fabricated aluminum products.

               Loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles
               The loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles for the three months ended March 31, 1994 was $43.4 million, compared with $25.7 million for the three months ended March 31, 1993. This increase resulted from the increased operating losses previously described.

          FOREST PRODUCTS OPERATIONS

               The Company's forest products operations are conducted by MGI through its principal operating subsidiaries, Pacific Lumber and Britt Lumber Co., Inc. ("Britt"). MGI's business is highly seasonal, in that the forest products business has historically experienced lower first and fourth quarter sales due largely to the general decline in construction related activity during the winter months. Accordingly, MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three months ended March 31, 1994 and 1993. The information presented in the table is in millions of dollars except shipments and prices.



                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                  1994                1993
     Shipments:
          Lumber(1):
               Redwood upper grades                                                               12.9                15.8
               Redwood common grades                                                              49.4                45.6
               Douglas-fir upper grades                                                            2.5                 3.2
               Douglas-fir common grades                                                          15.4                14.8
                                                                                              --------            --------
                    Total lumber                                                                  80.2                79.4
                                                                                              ========            ========
          Logs(2)                                                                                  5.5                   -
                                                                                              ========            ========

          Wood chips(3)                                                                           30.3                36.5
                                                                                              ========            ========

     Average sales price:
          Lumber(4):
               Redwood upper grades                                                             $1,406              $1,213
               Redwood common grades                                                               448                 457
               Douglas-fir upper grades                                                          1,405               1,114
               Douglas-fir common grades                                                           460                 427
          Logs(4)                                                                                  676                   -
          Wood chips(5)                                                                             71                  81
     Net sales:
          Lumber, net of discount                                                                $50.0               $48.7
          Logs                                                                                     3.7                   -
          Wood chips                                                                               2.1                 3.0
          Cogeneration power                                                                        .6                  .7
          Other                                                                                     .3                  .3
                                                                                              --------            --------
                    Total net sales                                                              $56.7               $52.7
                                                                                              ========            ========

     Operating income                                                                            $13.4               $16.5
                                                                                              ========            ========

     Income (loss) before income taxes, minority interests, extraordinary item and
          cumulative effect of changes in accounting principles                                   $2.0               $(3.4)
                                                                                              ========            ========
     Capital expenditures                                                                         $4.0                $2.0
                                                                                              ========            ========

     --------------------

     (1)  Lumber shipments are expressed in millions of board feet.
     (2)  Log shipments are expressed in millions of board feet, net Scribner scale.
     (3)  Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
     (4)  Dollars per thousand board feet.
     (5)  Dollars per bone dry unit.


               Shipments
               Lumber shipments for the three months ended March 31, 1994 were
     80.2 million board feet, an increase of 1% from 79.4 million board feet for the three months ended March 31, 1993. This increase was principally due to an 8% increase in redwood common lumber shipments, partially offset by an 18% decrease in shipments of upper grade redwood lumber.
     Log shipments for the three months ended March 31, 1994 were 5.5 million feet (net Scribner scale). Log shipments were insignificant for the three months ended March 31, 1993.

               Old growth trees constitute Pacific Lumber's principal source of upper grade redwood lumber. Due to the severe restrictions on Pacific Lumber's ability to harvest virgin old growth timber on its property (see "Trends" under Item 7 of the Form 10-K), Pacific Lumber's supply of upper grade lumber has decreased in some premium product categories. Pacific Lumber has been able to lessen the impact of these decreases by augmenting its production facilities to increase its recovery of upper grade lumber from smaller diameter logs and increasing the production of manufactured upper grade lumber products through its end and edge glue facility (which is currently being expanded). However, unless Pacific Lumber is able to sustain the harvest level of old growth trees it has experienced in recent years, Pacific Lumber expects that its supply of premium upper grade lumber products will decrease from current levels and that its manufactured lumber products will constitute a higher percentage of its shipments of upper grade lumber products.

               Net sales
               Revenues from net sales of lumber and logs for the three months ended March 31, 1994 increased by approximately 10% from the three months ended March 31, 1993. This increase was principally due to increased log shipments, a 16% increase in the average realized price of upper grade redwood lumber, increased shipments of redwood common lumber and a 26% increase in the average realized price of upper grade Douglas-fir lumber, partially offset by decreased shipments of upper grade redwood lumber, as previously discussed. The decrease in other sales for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 was attributable to decreased sales of wood chips.

               Operating income
               Operating income for the three months ended March 31, 1994 decreased by approximately 19% as compared to the three months ended March 31, 1993. This decrease was principally due to lower shipments of high margin upper grade lumber and the continued higher costs of logs. Pacific Lumber's cost of producing lumber products has continued to increase as a result of compliance with evolving environmental regulations, litigation associated with its timber harvesting plans and greater costs attributable to processing larger numbers of smaller diameter logs and producing manufactured products. For the three months ended March 31, 1993, cost of goods sold was reduced by $1.2 million for an additional business interruption insurance claim as a result of the April 1992 earthquake.

               Income (loss) before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles
               Income before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles increased for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993. This increase resulted from higher investment, interest and other income and decreased interest expense, partially offset by the decrease in operating income. Investment, interest and other income for the three months ended March 31, 1994 includes the receipt of a franchise tax refund of $7.2 million (as described in Note 5 to the Condensed Notes to Consolidated Financial Statements).
     Investment, interest and other income for the three months ended March 31, 1993 includes net gains on marketable securities of $3.1 million. Interest expense decreased due to lower interest rates resulting from the refinancing of MGI's long-term debt in March and August of 1993.

          REAL ESTATE OPERATIONS

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                  1994                1993
                                                                                                  (In millions of dollars)
     Net sales                                                                                   $17.2               $18.4
     Operating loss                                                                               (1.9)               (6.6)
     Loss before income taxes, minority interests, extraordinary item and cumulative
          effect of changes in accounting principles                                              (1.3)               (7.2)

               Net sales
               Revenues from net sales for the three months ended March 31, 1994 were $17.2 million, a decrease of $1.2 million from the three months ended March 31, 1993. This decrease was primarily due to the sale of sixteen apartment complexes in December 1993, partially offset by improved resort revenues at the Company's Palmas del Mar development in Puerto Rico.

               Operating loss
               The operating loss for the three months ended March 31, 1994 was $1.9 million, a decrease of $4.7 million from the three months ended March 31, 1993. This decrease was primarily due to a $5.9 million writedown of certain of the Company's nonstrategic real estate holdings to their estimated net realizable value in 1993, partially offset by decreased revenues resulting from the sale of apartment complexes.

               Loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles
               The loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles for the three months ended March 31, 1994 was $1.3 million, a decrease of $5.9 million from the three months ended March 31, 1993. This decrease was primarily attributable to the decreased operating losses discussed above, along with a decrease in interest expense resulting from repayments on the debt related to the RTC portfolio.

          OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS



                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                  1994                1993
                                                                                                  (In millions of dollars)
     Operating loss                                                                              $(2.4)              $(3.5)
     Loss before income taxes, minority interests, extraordinary item and cumulative
          effect of changes in accounting principles                                              (4.4)               (5.3)



               Operating loss
               The operating losses represent corporate general and administrative expenses that are not allocated to the Company's industry segments. The operating loss for the three months ended March 31, 1994 was $2.4 million, a decrease of $1.1 million from the three months ended March 31, 1993. This decrease was primarily due to lower overhead costs.

               Loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles
               The loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles includes operating losses, investment, interest and other income and interest expense, including amortization of deferred financing costs, that are not allocated to the Company's industry segments. The loss for the three months ended March 31, 1994 was $4.4 million, a decrease of $.9 million from the three months ended March 31, 1993. This decrease was primarily due to the decreased operating losses discussed above.

               Minority interests
               Minority interests represent the minority stockholders' interest in the Company's aluminum operations.

               Extraordinary item
               The refinancing activities of Kaiser for the three months ended March 31, 1994, as described in Note 3 to the Condensed Notes to Consolidated Financial Statements, resulted in an extraordinary loss of $5.4 million, net of benefits for income taxes of $2.9 million. The extraordinary loss consists primarily of the write-off of unamortized deferred financing costs on the 1989 Credit Agreement. The extraordinary loss for the three months ended March 31, 1993 resulted from the refinancing activities of KACC and Pacific Lumber.

     FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

               The Company's consolidated indebtedness increased $21.9 million to $1,628.1 million at March 31, 1994 from $1,606.2 million at December 31, 1993. The increase was primarily attributable to Kaiser's issuance of the KACC Senior Notes, offset by the repayment of outstanding borrowings under the 1989 Credit Agreement.

          PARENT COMPANY

               Certain of the Company's subsidiaries, principally Kaiser and MGI, are restricted by their various debt agreements as to the amount of funds that can be paid in the form of dividends or loaned to the Company. KACC's 1994 Credit Agreement and the indentures governing the KACC Senior Notes and the KACC Notes contain covenants which, among other things, limit Kaiser's ability to pay cash dividends and restrict transactions between Kaiser and its affiliates. Under the most restrictive of these covenants, Kaiser is not currently permitted to pay dividends on its common stock. The indenture governing the MGI Notes contains various covenants which, among other things, limit the payment of dividends and restrict transactions between MGI and its affiliates. At March 31, 1994, under the most restrictive of these covenants, no dividends may be paid by MGI. Under the most restrictive covenants governing debt of the Company's real estate subsidiaries, approximately $24.0 million could be paid as of March 31, 1994.

               As of March 31, 1994, the Company (excluding its aluminum, forest products and real estate subsidiary companies) had cash and marketable securities of approximately $54.3 million. The Company believes that its existing cash and marketable securities (excluding its aluminum, forest products and real estate subsidiaries), together with the funds available to it, will be sufficient to fund its working capital requirements for the foreseeable future.

          ALUMINUM OPERATIONS

               The offering of the PRIDES, the issuance of the KACC Senior Notes and the replacement of the 1989 Credit Agreement during the three months ended March 31, 1994 (as described in Notes 3 and 4 to the Condensed Notes to Consolidated Financial Statements) were the final steps of a comprehensive refinancing plan which Kaiser began in January 1993 which extended the maturities of Kaiser's outstanding indebtedness, enhanced its liquidity and raised new equity capital. Kaiser expects that cash flows from operations and borrowings under the 1994 Credit Agreement will be sufficient to satisfy its working capital and capital expenditure requirements for the foreseeable future.

          FOREST PRODUCTS OPERATIONS

               MGI anticipates that cash flows from operations, together with existing cash, marketable securities and available sources of financing, will be sufficient to fund the working capital requirements of MGI and its respective subsidiaries for the foreseeable future; however, due to its highly leveraged condition, MGI is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation affecting its timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

          REAL ESTATE OPERATIONS

               As of March 31, 1994, the Company's real estate subsidiaries had approximately $24.7 million available for use under various credit agreements. Substantially all of the availability was attributable to the credit availability pursuant to the loan agreement secured by real properties, and certain loans secured by income-producing real property, purchased from the RTC.

     TRENDS

          ALUMINUM OPERATIONS

               In response to the low price of primary aluminum caused by the current surplus, a number of companies have closed smelting facilities. As a result of this and certain power reductions undertaken by the Bonneville Power Administration in the Pacific Northwest, a number of companies (including Kaiser) have curtailed or shut down production capacities at their smelter facilities in the Pacific Northwest. Furthermore, after continued assessment of current market conditions, Kaiser announced on April 27, 1994 that it will curtail, by May 15, 1994, about 40,000 metric tons of primary aluminum-making capacity at its 90% owned Volta Aluminium Company Limited ("VALCO") smelter in Ghana, West Africa. The tonnage accounts for about 20% of VALCO's annual capacity and about 9.3% of Kaiser's current annual production. With this cutback and those taken at Kaiser's Pacific Northwest smelters in January 1993, Kaiser will be operating at an annual production rate of 390,000 metric tons of primary aluminum, or 77% of its total annual rated capacity of 508,000 metric tons.

               During the three months ended March 31, 1994, Kaiser's average realized prices from sales of alumina and fabricated aluminum products declined from their 1993 levels. Kaiser's earnings are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Kaiser has attempted to mitigate the effect of market-price declines for alumina and primary aluminum through forward sales transactions and hedging programs. If Kaiser's average realized sales prices in 1994 for substantial quantities of its primary aluminum and alumina were based on the current market price of primary aluminum, Kaiser would continue to sustain net losses in 1994, which would be expected to exceed the loss for 1993 before extraordinary losses and cumulative effect of changes in accounting principles, the charges related to the restructuring of the Trentwood plant and certain other facilities, certain other charges principally related to a reduction in the carrying value of Kaiser's inventories and the establishment of additional litigation and environmental reserves.

                                    MAXXAM INC.

                             PART II. OTHER INFORMATION


     ITEM 1.   LEGAL PROCEEDINGS

               Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings. Any capitalized or italicized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

     PACIFIC LUMBER MERGER LITIGATION

               With respect to the Russ case, the Court has scheduled a status conference for June 6, 1994.

               With respect to the Boesky Multidistrict Securities Litigation, trial is set to commence beginning May 17, 1994. Additionally, plaintiffs were recently allowed to amend their complaint with additional claims, including that the Company and others assisted the former Board of Directors of Pacific Lumber in their alleged breaches of fiduciary duty.

               With respect to the Kayes case, oral argument before the 9th Circuit Court of Appeal was held May 10, 1994 and the Court took the matter under submission.

     ITEM 5.   OTHER INFORMATION

               Sam Houston Race Park, a Class 1 horse racing track located in Houston, began operations on April 29, 1994. The track has thoroughbred and quarter horse races scheduled through the end of 1994. Through various subsidiaries, the Company is the general partner of, and holds an equity interest of approximately 29.7% in, Sam Houston Race Park, Ltd., which owns the facility.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               A.   EXHIBITS:

                         11   Computation of Net Loss Per Common and Common
     Equivalent Share

               B.   REPORTS ON FORM 8-K:

                         None.
                                     SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the chief financial officer of the Registrant.



                                                       MAXXAM INC.





     Date: May 13, 1994                                By:                             JOHN T. LA DUC
                                                                                       John T. La Duc
                                                                      Senior Vice President and Chief Financial Officer

