Form 10-Q
period 1994-06-30
MAXXAM INC
filed 1994-08-15
CIK 63814

===========================================================================


                                 FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                            --------------------




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

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

     Yes  /X/  No   / /




 Number of shares of common stock outstanding at August 1, 1994:  8,698,464



===========================================================================

                                MAXXAM INC.

                                   INDEX

                                                                       PAGE

PART I. - FINANCIAL INFORMATION

     Item 1.   Financial Statements
          Consolidated Balance Sheet at June 30, 1994 and
               December 31, 1993  . . . . . . . . . . . . . . . . . .     3
          Consolidated Statement of Operations for the three and
               six months ended June 30, 1994 and 1993  . . . . . . .     4
          Consolidated Statement of Cash Flows for the six months ended
               June 30, 1994 and 1993 . . . . . . . . . . . . . . . .     5
          Condensed Notes to Consolidated Financial Statements  . . .     6
     Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . . . . . . . .    12

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . .    22
     Item 5.   Other Information  . . . . . . . . . . . . . . . . . .    23
     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . .    23
     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-1

                        MAXXAM INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET



                                                            June 30,     December 31,
                                                              1994           1993
                                                         -------------  -------------
                                                           (Unaudited)
                                                            (In millions of dollars)


                        ASSETS
Current assets:
     Cash and cash equivalents  . . . . . . . . . . .           $109.2          $83.9
     Marketable securities  . . . . . . . . . . . . .             69.8           44.7
     Receivables:
            Trade, net of allowance for doubtful
            accounts of $3.9 and $3.2 at June 30,
            1994 and December 31, 1993,
            respectively  . . . . . . . . . . . . . .            176.5          175.3
          Other . . . . . . . . . . . . . . . . . . .             72.2           90.8
     Inventories  . . . . . . . . . . . . . . . . . .            470.9          503.6
     Prepaid expenses and other current assets  . . .            117.7           93.3
                                                           ------------   -----------
          Total current assets  . . . . . . . . . . .          1,016.3          991.6
Property, plant and equipment, net of
     accumulated depreciation of $531.9 and $481.3 at
     June 30, 1994 and December 31, 1993,
     respectively . . . . . . . . . . . . . . . . . .          1,230.0        1,245.0
Timber and timberlands, net of depletion of $115.7 and
     $108.2 at June 30, 1994 and December 31, 1993,
     respectively . . . . . . . . . . . . . . . . . .            332.8          338.6
Investments in and advances to unconsolidated
     affiliates . . . . . . . . . . . . . . . . . . .            176.4          183.2
Real estate . . . . . . . . . . . . . . . . . . . . .             96.4          113.3
Deferred income taxes . . . . . . . . . . . . . . . .            407.0          359.9
Long-term receivables and other assets  . . . . . . .            363.5          340.4
                                                          -------------   -----------
                                                              $3,622.4       $3,572.0
                                                          =============   ===========
         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable . . . . . . . . . . . . . . . .           $125.2         $135.6
     Accrued interest . . . . . . . . . . . . . . . .             61.6           53.7
     Accrued compensation and related benefits  . . .            126.0          114.2
     Other accrued liabilities  . . . . . . . . . . .            157.2          161.5
     Payable to affiliates  . . . . . . . . . . . . .             74.4           74.0
     Long-term debt, current maturities . . . . . . .             35.1           38.3
                                                           ------------   -----------
          Total current liabilities . . . . . . . . .            579.5          577.3
Long-term debt, less current maturities . . . . . . .          1,587.4        1,567.9
Accrued postretirement benefits . . . . . . . . . . .            727.3          720.1


Other noncurrent liabilities  . . . . . . . . . . . .            660.9          650.3
                                                            -----------   -----------
          Total liabilities . . . . . . . . . . . . .          3,555.1        3,515.6
                                                            -----------   -----------
Commitments and contingencies

Minority interests  . . . . . . . . . . . . . . . . .            317.4          224.3
Stockholders' deficit:
     Preferred stock, $.50 par value; 12,500,000
          shares authorized; Class A $.05 Non-
          Cumulative Participating Convertible
          Preferred Stock; shares issued: 679,084 . .               .3             .3
     Common stock, $.50 par value; 28,000,000 shares
          authorized; shares issued: 10,063,359 . . .              5.0            5.0
     Additional capital . . . . . . . . . . . . . . .             52.1           51.2
     Accumulated deficit  . . . . . . . . . . . . . .           (263.9)        (180.8)
     Pension liability adjustment . . . . . . . . . .            (23.9)         (23.9)
     Treasury stock, at cost (shares held: preferred -
          845; common - 1,364,895)  . . . . . . . . .            (19.7)         (19.7)
                                                            -----------   -----------
          Total stockholders' deficit . . . . . . . .           (250.1)        (167.9)
                                                            -----------   -----------
                                                              $3,622.4       $3,572.0
                                                            ===========   ===========

                    CONSOLIDATED STATEMENT OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                         ----------------------    -------------------------
                                             1994         1993        1994          1993
                                         -----------   ----------  ----------- -------------
                                                             (Unaudited)

Net sales:
     Aluminum operations  . . . . . . .       $459.5       $432.2      $874.6        $874.8
     Forest products operations . . . .         63.0         58.0       119.7         110.7
     Real estate operations . . . . . .         21.3         17.7        38.5          36.1
                                          -----------  ----------- -----------  -----------
                                               543.8        507.9     1,032.8       1,021.6
                                          -----------  ----------- -----------  -----------
Costs and expenses:
     Costs of sales and operations
          (exclusive of depreciation and
          depletion):
          Aluminum operations . . . . .        419.0        391.0       806.8         791.1
          Forest products operations  .         31.0         31.6        64.2          57.9
          Real estate operations  . . .         15.8         13.4        28.2          32.8
     Depreciation and depletion . . . .         30.0         30.3        61.2          60.0
     Selling, general and administrative        41.5         42.7        80.9          82.7
          expenses  . . . . . . . . . .   -----------  ----------- -----------  -----------
                                               537.3        509.0     1,041.3       1,024.5
                                          -----------  ----------- -----------  -----------

Operating income (loss) . . . . . . . .          6.5         (1.1)       (8.5)         (2.9)
Other income (expense):

     Investment, interest and other
          income (expense)  . . . . . .        (19.1)         7.2        (7.7)         16.7
     Interest expense . . . . . . . . .        (44.2)       (46.9)      (87.7)        (96.2)
                                          -----------  ----------- -----------  -----------
Loss before income taxes, minority
     interests, extraordinary item and
     cumulative effect of changes
     in accounting principles . . . . .        (56.8)       (40.8)     (103.9)        (82.4)
Credit for income taxes . . . . . . . .         19.3         22.9        35.8          37.0
Minority interests  . . . . . . . . . .         (5.7)         2.1        (9.6)          3.7
                                          -----------   ---------- -----------  -----------
Loss before extraordinary item and
     cumulative effect of changes in
     accounting principles  . . . . . .        (43.2)       (15.8)      (77.7)        (41.7)
Extraordinary item:
     Loss on early extinguishment of
          debt, net of related benefits
          for minority interests of $nil
          and $2.8 and income taxes of
          $2.9 and $24.2 in 1994 and
          1993, respectively  . . . . .            -            -        (5.4)        (44.1)
Cumulative effect of changes in
     accounting principles:
     Postretirement benefits other than
          pensions and postemployment
          benefits, net of related
          benefits for minority
          interests of $64.6 and income
          taxes of $240.2 . . . . . . .            -            -           -        (444.3)
     Accounting for income taxes  . . .            -            -           -          26.6
                                          -----------  ----------- -----------  -----------
Net loss  . . . . . . . . . . . . . . .       $(43.2)      $(15.8)     $(83.1)      $(503.5)
                                          ===========  =========== ===========  ===========
Per common and common equivalent share:
     Loss before extraordinary item and
          cumulative effect of changes
          in accounting principles  . .       $(4.57)      $(1.67)     $(8.22)       $(4.41)
     Extraordinary item . . . . . . . .            -            -        (.57)        (4.66)
     Cumulative effect of changes in               -            -           -        (44.14)
          accounting principles . . . .   -----------  ----------- -----------   -----------
     Net loss . . . . . . . . . . . . .       $(4.57)      $(1.67)     $(8.79)      $(53.21)
                                          ===========  =========== ===========  ===========

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN MILLIONS OF DOLLARS)




                                                                                   Six Months Ended
                                                                                       June 30,
                                                                            -------------------------------
                                                                                 1994             1993
                                                                            ---------------  --------------
                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $        (83.1)  $      (503.5)
     Adjustments to reconcile net loss to net cash used for operating activities:
          Depreciation and depletion  . . . . . . . . . . . . . . . . .               61.2            60.0
          Amortization of deferred financing costs and discounts on
               long-term debt . . . . . . . . . . . . . . . . . . . . .                9.9             9.9
          Minority interests  . . . . . . . . . . . . . . . . . . . . .                9.6            (3.7)
          Extraordinary loss on early extinguishment of debt, net . . .                5.4            44.1
          Equity in losses of unconsolidated affiliates . . . . . . . .                1.0             6.5
          Incurrence of financing costs . . . . . . . . . . . . . . . .              (18.7)          (39.3)
          Cumulative effect of changes in accounting principles, net  .                  -           417.7
          Decrease in inventories . . . . . . . . . . . . . . . . . . .               33.8             2.0
          Decrease in receivables . . . . . . . . . . . . . . . . . . .               10.3            22.5
          Increase in accrued interest  . . . . . . . . . . . . . . . .                8.0             3.1
          Increase in payable to affiliates and other liabilities . . .                2.6            12.5
          Increase in accrued and deferred income taxes . . . . . . . .              (41.7)          (40.6)
          Decrease in accounts payable  . . . . . . . . . . . . . . . .              (10.4)           (8.9)
          Decrease (increase) in prepaid expenses and other assets  . .               (4.9)            8.7
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2.9            (4.4)
                                                                            ---------------  --------------
               Net cash used for operating activities . . . . . . . . .              (14.1)          (13.4)
                                                                            --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from disposition of property and investments  . . . .                6.6            10.0
     Capital expenditures . . . . . . . . . . . . . . . . . . . . . . .              (30.9)          (33.3)
     Net sales (purchases) of marketable securities . . . . . . . . . .              (26.9)            4.4
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (3.0)           (1.0)
                                                                            --------------   --------------
               Net cash used for investing activities . . . . . . . . .              (54.2)          (19.9)
                                                                            --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of long-term debt . . . . . . . . . . . . .              225.5         1,022.8
               Net payments under revolving credit agreements and
               short-term borrowings  . . . . . . . . . . . . . . . . .             (193.4)         (136.7)
     Redemptions, repurchase of and principal payments on long-term
          debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (21.8)         (951.1)
     Redemption of preference stock . . . . . . . . . . . . . . . . . .               (8.4)           (4.0)

     Proceeds from issuance of Kaiser capital stock . . . . . . . . . .              100.4           119.3
     Restricted cash deposits . . . . . . . . . . . . . . . . . . . . .                  -           (35.0)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (8.7)              -
                                                                            --------------   --------------
               Net cash provided by financing activities  . . . . . . .               93.6            15.3
                                                                            --------------   --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . .               25.3           (18.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . .               83.9            81.9
                                                                            --------------   --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . .     $        109.2   $        63.9
                                                                            ==============   ==============
Supplementary schedule of non-cash investing and financing activities:
     Net margin borrowings (repayments) for marketable securities . . .     $          (.5)  $         3.1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest . . . . . . . . . . . .     $         69.9   $        83.1
     Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . .                6.5             7.3


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

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1994, the consolidated results of operations for the three and six months ended June 30, 1994 and 1993 and consolidated cash flows for the six months ended June 30, 1994 and 1993. Certain reclassifications of prior period information have been made to conform to the current presentation.

2.   CASH AND CASH EQUIVALENTS

          At June 30, 1994 and December 31, 1993, cash and cash equivalents includes $13.4 and $20.3, respectively, which is reserved for debt service payments on the 7.95% Timber Collateralized Notes due 2015.

3.   INVENTORIES

Inventories consist of the following:



                                                                    June 30,      December 31,
                                                                      1994             1993
                                                                 -------------    ------------
Aluminum Operations:
     Finished fabricated products . . . . . . . . . . . . . .             $63.6   $        83.7
     Primary aluminum and work in process . . . . . . . . . .             149.0           141.4
     Bauxite and alumina  . . . . . . . . . . . . . . . . . .              77.0            94.0
     Operating supplies and repair and maintenance parts  . .             104.9           107.8
                                                                 -------------    ------------
                                                                          394.5           426.9
                                                                 -------------    ------------
Forest Products Operations:
     Lumber . . . . . . . . . . . . . . . . . . . . . . . . .              63.1            58.4
     Logs . . . . . . . . . . . . . . . . . . . . . . . . . .              13.3            18.3
                                                                 -------------    ------------
                                                                           76.4            76.7
                                                                 -------------    ------------
                                                                         $470.9   $       503.6
                                                                 =============    ============


4.   LONG-TERM DEBT

Long-term debt consists of the following:



                                                                           June 30,          December 31,
                                                                             1994                1993
                                                                      ----------------    ----------------

Corporate:
     14% Senior Subordinated Reset Notes due May 20, 2000 . . . . .   $           25.0    $           25.0
     12-1/2% Subordinated Debentures due December 15, 1999, net of
          discount  . . . . . . . . . . . . . . . . . . . . . . . .               20.7                25.2
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 .4                  .5
Aluminum Operations:
     1994 Credit Agreement  . . . . . . . . . . . . . . . . . . . .                  -                   -
     1989 Credit Agreement:
          Revolving Credit Facility . . . . . . . . . . . . . . . .                  -               188.0
     9-7/8% Senior Notes due February 15, 2002, net of discount . .              223.5                   -
     Alpart CARIFA Loan . . . . . . . . . . . . . . . . . . . . . .               60.0                60.0
     12-3/4% Senior Subordinated Notes due February 1, 2003 . . . .              400.0               400.0
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               72.7                78.1
Forest Products Operations:
     7.95% Timber Collateralized Notes due July 20, 2015  . . . . .              368.9               377.0
     11-1/4% Senior Secured Notes due August 1, 2003  . . . . . . .              100.0               100.0
     12-1/4% Senior Secured Discount Notes due August 1, 2003, net
          of discount . . . . . . . . . . . . . . . . . . . . . . .               78.0                73.5
     10-1/2% Senior Notes due March 1, 2003 . . . . . . . . . . . .              235.0               235.0
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 .8                 2.9
Real Estate Operations:
     Secured notes due December 31, 1997, interest at prime
          plus 3% . . . . . . . . . . . . . . . . . . . . . . . . .               15.7                17.2
     Other notes and contracts, primarily
          secured by receivables,
          buildings, real estate and equipment  . . . . . . . . . .               21.8                23.8
                                                                      ----------------    ----------------
                                                                               1,622.5             1,606.2
Less: current maturities  . . . . . . . . . . . . . . . . . . . . .              (35.1)              (38.3)
                                                                      ----------------    ----------------
                                                                      $        1,587.4    $        1,567.9
                                                                      ================    ================


          The 1994 Credit Agreement
          On February 17, 1994, Kaiser Aluminum Corporation ("Kaiser," a majority owned subsidiary of the Company) and its principal operating subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), entered into a credit agreement with BankAmerica Business Credit, Inc. (as agent for itself and other lenders), Bank of America National Trust and Savings Association and certain other lenders (the "1994 Credit Agreement"). The 1994 Credit Agreement replaced Kaiser's previous credit agreement (as amended,the "1989 Credit Agreement") and consists of a $250.0 five-year secured revolving line of credit which matures in 1999. Kaiser is able to borrow under the facility by means of revolving credit advances and letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $250.0 or a borrowing base relating to eligible accounts receivable and inventory. As of June 30, 1994, $184.2 of borrowing capacity was unused under the 1994 Credit Agreement (of which $59.2 could also have been used for letters of credit). The 1994 Credit Agreement is unconditionally guaranteed by Kaiser and by all significant subsidiaries of KACC. Loans under the 1994 Credit Agreement bear interest at a rate per annum, at KACC's election, equal to (i) a Reference Rate plus 1-1/2% or (ii) LIBOR plus 3-1/4%. After June 30, 1995, the interest rate margins applicable to borrowings under the 1994 Credit Agreement may be reduced by up to 1-1/2% based upon a financial test, determined quarterly. The 1994 Credit Agreement was amended as of July 21, 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition and Investing and Financing Activities -- Aluminum Operations." Kaiser recorded a pre-tax extraordinary loss of $8.3 for the six months ended June 30, 1994, consisting primarily of the write-off of unamortized deferred financing costs related to the 1989 Credit Agreement.

          9-7/8% Senior Notes (the "KACC Senior Notes")
          Concurrent with the offering by Kaiser of the 8.255% Preferred Redeemable Increased Dividend Equity Securities (the "PRIDES") (see Note
5), KACC issued $225.0 of the KACC Senior Notes. The net proceeds from the offering of the KACC Senior Notes were used to reduce outstanding borrowings under the Revolving Credit Facility of the 1989 Credit Agreement immediately prior to the effectiveness of the 1994 Credit Agreement and for working capital and general corporate purposes.

5.   MINORITY INTERESTS

          During the first quarter of 1994, Kaiser consummated the public offering of 8,855,550 shares of its PRIDES. The net proceeds from the sale of the PRIDES were approximately $100.4. The Company accounted for Kaiser's issuance of the PRIDES as additional minority interest.

6.   INVESTMENT, INTEREST AND OTHER INCOME (EXPENSE)

          On May 17, 1994, the Company and The Pacific Lumber Company ("Pacific Lumber," a wholly owned indirect subsidiary of the Company) announced that an agreement in principle had been reached to settle class and related individual claims brought by former stockholders of Pacific Lumber against the Company, MAXXAM Group Inc. ("MGI," a wholly owned subsidiary of the Company), Pacific Lumber, former directors of Pacific Lumber and others concerning MGI's acquisition of Pacific Lumber. Of the pending approximately $52.0 settlement, approximately $33.0 was paid by insurance carriers of the Company and Pacific Lumber, approximately $14.8 was paid by Pacific Lumber and the balance was paid by other defendants and through the assignment of certain claims. The settlement is subject to certain contingencies, including a fairness hearing which will be held at a yet unspecified time. The above described cash payments are being held in the registry of the court pending satisfaction of these contingencies. In the second quarter of 1994, the Company recorded a pre-tax loss of $21.2 related to the settlement and associated costs. This amount is included in investment, interest and other income (expense).

          In February 1994, Pacific Lumber received a franchise tax refund of $7.2, the substantial portion of which represents interest, from the State of California relating to tax years 1972 through 1985. This amount is included in investment, interest and other income (expense) for the six months ended June 30, 1994.

7.   PER SHARE INFORMATION

          Per share calculations are based on the weighted average number of common shares outstanding in each period and, if dilutive, weighted average common equivalent shares assumed to be issued from the exercise of common stock options based upon the average price of the Company's common stock during the period.

8.   CONTINGENCIES

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

          Based upon Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At June 30, 1994, the balance of such accruals, which is primarily included in other noncurrent liabilities, was $42.1.

          These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based upon presently enacted laws and regulations, currently available facts, existing technology and Kaiser's assessment of the likely remediation actions to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that expenditures to be charged to the environmental accrual will be approximately $4.0 to $9.0 for the years 1994 through 1998 and an aggregate of approximately $11.0 thereafter.

          As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established, or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals by amounts which cannot presently be estimated. While uncertainties are inherent in the ultimate outcome of these matters and it is impossible to presently determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties should not have a material adverse effect on Kaiser's consolidated financial position or results of operations.

          Asbestos Contingencies
          KACC is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by exposure to asbestos during, and as a result of, their employment with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. At June 30, 1994, the number of such lawsuits pending was approximately 21,200.

          Based upon prior experience, Kaiser estimates annual future cash payments in connection with such litigation of approximately $8.0 to $13.0 for the years 1994 through 1998, and an aggregate of approximately $95.4 thereafter through 2007. Based upon past experience and reasonably anticipated future activity, Kaiser has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2007. Kaiser does not presently believe there is a reasonable basis for estimating such costs beyond 2007 and, accordingly, no accrual has been recorded for such costs which may be incurred. This accrual was calculated based upon the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, the current state of case law related to asbestos claims, the advice of counsel and the anticipated effects of inflation and discounting at an estimated risk-free rate. Accordingly, an asbestos-related cost accrual of $102.6 is included primarily in other noncurrent liabilities at June 30, 1994. The aggregate amount of the undiscounted liability at June 30, 1994 is $141.9, before consideration of insurance recoveries.

          Kaiser believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. While claims for recovery from some of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, Kaiser believes, based upon prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies and the advice of counsel, that substantial recoveries from the insurance carriers are probable. Accordingly, estimated insurance recoveries of $97.9, determined on the same basis as the asbestos-related cost accrual, are recorded primarily in long-term receivables and other assets as of June 30, 1994.

          Based upon the factors discussed in the two preceding paragraphs, management currently believes that the resolution of the asbestos-related uncertainties and the incurrence of asbestos-related costs net of insurance recoveries should not have a material adverse effect on Kaiser's consolidated financial position or results of operations.

          Other Contingencies
          The Company is involved in various other claims, lawsuits and other proceedings relating to a wide variety of matters. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the actual costs that may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations.

9.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

          Kaiser enters into a number of financial instruments with off-balance-sheet risk in the normal course of business that are designed to reduce its exposure to fluctuations in foreign exchange rates, alumina and primary aluminum prices and the cost of purchased commodities.

          Kaiser has significant expenditures which are denominated in foreign currencies related to long-term purchase commitments with its affiliates in Australia and the United Kingdom, which expose Kaiser to certain exchange rate risks. In order to mitigate its exposure, Kaiser periodically enters into forward foreign exchange and currency option contracts in Australian Dollars and Pounds Sterling to hedge these commitments. The forward foreign currency exchange contracts are agreements to purchase or sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future. At June 30, 1994, Kaiser had net forward foreign exchange contracts totaling approximately $23.4 for the purchase of 34.8 million Australian Dollars through May 1995. The option contracts are agreements that establish the maximum price or establish a range of prices at which the foreign currency may be acquired. At June 30, 1994, such options established a price range of $30.2 to $31.7 for the purchase of 48.0 million Australian Dollars through December 1994, and established a maximum price of $2.2 for the purchase of 1.5 million Pounds Sterling through December 1994.

          To mitigate its exposure to declines in the market prices of alumina and primary aluminum, while retaining the ability to participate in favorable pricing environments that may materialize, Kaiser has developed strategies which include forward sales of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum. Under the principal components of Kaiser's price risk management strategy, which can be modified at any time, (i) varying quantities of Kaiser's anticipated production are sold forward at fixed prices, (ii) call options are purchased to allow Kaiser to participate in certain higher market prices, should they materialize, for a portion of Kaiser's excess primary aluminum and alumina sold forward, (iii) option contracts are entered into to establish a price range Kaiser will receive for a portion of its excess primary aluminum and alumina and (iv) put options are purchased to establish minimum prices Kaiser will receive for a portion of its excess primary aluminum and alumina. In this regard, in respect of its remaining 1994 anticipated primary aluminum and alumina production, as of June 30, 1994, Kaiser had sold forward 53,000 metric tons of primary aluminum at fixed prices and had purchased call options in respect of 30,000 metric tons of primary aluminum. Further, in respect of its 1995 anticipated primary aluminum and alumina production, as of June 30, 1994, Kaiser had sold forward 150,000 metric tons of primary aluminum at fixed prices, purchased call options in respect of 87,000 metric tons of primary aluminum and had entered into option contracts that established a price range for 54,000 metric tons of primary aluminum. Kaiser will not receive the benefit of market price increases to the extent (i) the quantity of production sold forward is greater than the tonnage covered by the purchased call options; (ii) market prices exceed the prices at which primary aluminum is sold forward, but are less than the strike price of the purchased call options, on the tonnage covered by the options; or (iii) market prices exceed the maximum of the price range on the tonnage covered by the option contracts entered to establish a price range.

          In addition, Kaiser enters forward fixed price arrangements with certain customers which provide for the delivery of a specific quantity of fabricated aluminum products over a specified future period of time. In order to establish the cost of primary aluminum for a portion of such sales, Kaiser may enter into forward and options contracts. In this regard, at June 30, 1994, Kaiser had 13,500 metric tons of primary aluminum forward purchase contracts at fixed prices.

          Kaiser has also entered into a natural gas pricing contract to fix future prices of a portion (20,000 million BTU's per day) of a plant's natural gas supply through March 1995.

          At June 30, 1994, the net unrealized gain on Kaiser's position in forward foreign exchange and foreign currency options was $4.3 and the net unrealized loss on aluminum forward sales and option contracts and the natural gas pricing contract was $35.8, based on dealer quoted prices. Gains and losses arising from the use of hedging instruments are reflected in Kaiser's operating results concurrently with the consummation of the underlying hedged transactions.

          Kaiser is exposed to credit risk in the event of non-performance by other parties to these currency and commodity contracts, but Kaiser does not anticipate non-performance by any of these counterparties.

                                MAXXAM INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

RESULTS OF OPERATIONS

          The Company operates in three industries: aluminum, through its majority owned subsidiary Kaiser, a fully integrated aluminum producer; forest products, through MGI and its wholly owned subsidiaries; and real estate management and development, principally through MAXXAM Property Company and various other wholly owned subsidiaries.

     ALUMINUM OPERATIONS

          Kaiser's operating results are sensitive to changes in prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Kaiser, through its principal subsidiary KACC, operates in two business segments: bauxite and alumina, and aluminum processing. Aluminum operations account for a significant portion of the Company's revenues and operating results. The following table presents selected operational and financial information for the three and six months ended June 30, 1994 and 1993. The information presented in the table is in millions of dollars except shipments and prices.




                                                    Three Months Ended                Six Months Ended
                                                         June 30,                         June 30,
                                              -----------------------------    -----------------------------
                                                   1994            1993             1994            1993
                                              -------------   -------------    -------------   -------------
Shipments(1):
     Alumina  . . . . . . . . . . . . . . .           574.2           472.3          1,042.4           931.6
     Aluminum products:
          Primary aluminum  . . . . . . . .            63.1            53.6            127.4           128.1
          Fabricated products . . . . . . .           104.9            95.5            201.7           187.1
                                              -------------   -------------    -------------   -------------
               Total aluminum products  . .           168.0           149.1            329.1           315.2
                                              =============   =============    =============   =============
Average realized sales price:
     Alumina (per ton)  . . . . . . . . . .   $         159   $         170    $         157   $         172
     Primary aluminum (per pound) . . . . .             .55             .59              .55             .57
Net sales:
     Bauxite and alumina:
          Alumina . . . . . . . . . . . . .   $        91.3   $        80.2    $       163.8   $       160.2
          Other(2)(3) . . . . . . . . . . .            20.4            22.1             40.8            41.1
                                              -------------   -------------    -------------   -------------
               Total bauxite and alumina  .           111.7           102.3            204.6           201.3
                                              -------------   -------------    -------------   -------------
     Aluminum processing:
          Primary aluminum  . . . . . . . .            76.8            69.4            154.1           160.6
          Fabricated products . . . . . . .           267.4           257.2            508.9           506.3
          Other(3)  . . . . . . . . . . . .             3.6             3.3              7.0             6.6
                                              -------------   -------------    -------------   -------------
               Total aluminum processing  .           347.8           329.9            670.0           673.5
                                              -------------   -------------    -------------   -------------
                    Total net sales . . . .   $       459.5   $       432.2    $       874.6   $       874.8
                                              =============   =============    =============   =============

Operating loss  . . . . . . . . . . . . . .   $       (12.7)  $       (12.7)   $       (36.8)  $       (20.9)
                                              =============   =============    =============   =============

Loss before income taxes, minority
     interests, extraordinary item and
     cumulative effect of changes in
     accounting principles  . . . . . . . .   $       (33.6)  $       (31.0)   $       (77.0)  $       (56.7)
                                              =============   =============    =============   =============

Capital expenditures  . . . . . . . . . . .   $        12.1   $        13.3    $        21.7   $        23.3
                                              =============   =============    =============   =============

- --------------------

(1)  Shipments are expressed in thousands of metric tons.  A metric ton is equivalent to 2,204.6 pounds.
(2)  Includes net sales of bauxite.
(3)  Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.


          Net sales
          Bauxite and alumina. Revenues from net sales to third parties for the bauxite and alumina segment were $111.7 million for the second quarter of 1994 compared with $102.3 million for the second quarter of 1993 and $204.6 million for the six months ended June 30, 1994 compared with $201.3 million for the six months ended June 30, 1993. Revenues from alumina increased 14% to $91.3 million for the second quarter of 1994 from $80.2 million for the second quarter of 1993, and increased 2% to $163.8 million for the six months ended June 30, 1994, from $160.2 million for the six months ended June 30, 1993, principally due to increased shipments, offset by lower average realized prices.

          Aluminum processing. Revenues from net sales to third parties for the aluminum processing segment were $347.8 million for the second quarter of 1994 compared with $329.9 million for the second quarter of 1993 and $670.0 million for the six months ended June 30, 1994 compared with $673.5 million for the six months ended June 30, 1993. Revenues from primary aluminum increased 11% to $76.8 million for the second quarter of 1994 from $69.4 million for the second quarter of 1993 principally due to increased shipments, partially offset by lower average realized prices, and decreased 4% to $154.1 million for the six months ended June 30, 1994 from $160.6 million for the six months ended June 30, 1993, primarily because of lower average realized prices and, to a lesser extent, lower shipments. Shipments of primary aluminum to third parties constituted approximately 38% and 39% of total aluminum products shipments for the second quarter of 1994 and six months ended June 30, 1994, respectively, compared with approximately 36% and 41% for the second quarter of 1993 and six months ended June 30, 1993. Revenues from fabricated aluminum products increased 4% to $267.4 million for the second quarter of 1994 from $257.2 million for the second quarter of 1993 due to increased shipments, partially offset by lower average realized prices, and remained approximately the same for the six months ended June 30, 1994 compared with the six months ended June 30, 1993, as increased shipments were offset by lower average realized prices.

          Operating loss
          The operating loss for the second quarter of 1994 and the second quarter of 1993 was $12.7 million. The operating loss for the six months ended June 30, 1994 was $36.8 million, compared with $20.9 million for the six months ended June 30, 1993. Kaiser's corporate general and administrative expenses of $18.2 million and $18.3 million for the second quarter of 1994 and 1993, respectively, and $35.4 million and $37.1 million for the six months ended June 30, 1994 and 1993, respectively, were allocated by the Company to the bauxite and alumina and aluminum processing segments based upon those segments' ratio of sales to unaffiliated customers.

          Bauxite and alumina. The bauxite and alumina segment had an operating loss of $3.9 million for the second quarter of 1994, compared with $7.9 million for the second quarter of 1993. The operating loss for the six months ended June 30, 1994 was $9.7 million, compared with $11.5 million for the six months ended June 30, 1993. These decreases in losses were principally due to increased shipments of alumina, partially offset by lower average realized prices for alumina.

          Aluminum processing. The aluminum processing segment had an operating loss of $8.8 million for the second quarter of 1994, compared with $4.8 million for the second quarter of 1993. This increase was principally due to lower average realized prices of primary aluminum and fabricated aluminum products, partially offset by increased shipments of these products. The operating loss for the six months ended June 30, 1994 was $27.1 million, compared with $9.4 million for the six months ended June 30, 1993. This increase was principally due to lower average realized prices of primary aluminum and fabricated aluminum products, partially offset by increased shipments of fabricated aluminum products.

          Loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles
          The loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles for the second quarter of 1994 was $33.6 million, compared with $31.0 million for the second quarter of 1993. The loss for the six months ended June 30, 1994 was $77.0 million, compared with $56.7 million for the six months ended June 30, 1993. This increase resulted from the increased operating loss previously described.

     FOREST PRODUCTS OPERATIONS

          The Company's forest products operations are conducted by MGI through its principal operating subsidiaries, Pacific Lumber and Britt Lumber Co., Inc. ("Britt"). MGI's business is highly seasonal in that the forest products business has historically experienced lower first and fourth quarter sales due largely to the general decline in construction related activity during the winter months. Accordingly, MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and six months ended June 30, 1994 and 1993. The information presented in the table is in millions of dollars except shipments and prices.




                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                       ---------------------------    ----------------------------
                                                            1994           1993            1994            1993
                                                       ------------   ------------    ------------    ------------
Shipments:
     Lumber(1):
          Redwood upper grades  . . . . . . . . . .            12.8           17.0             25.7           32.8
          Redwood common grades . . . . . . . . . .            55.7           48.3            105.1           93.9
          Douglas-fir upper grades  . . . . . . . .             1.9            3.0              4.4            6.2
          Douglas-fir common grades . . . . . . . .            16.5           12.7             31.9           27.5
                                                       ------------   ------------    ------------    ------------
               Total lumber . . . . . . . . . . . .            86.9           81.0            167.1          160.4
                                                       ============   ============    ============    ============
     Logs(2)  . . . . . . . . . . . . . . . . . . .             4.8            0.8             10.3            0.8
                                                       ============   ============    ============    ============
     Wood chips(3)  . . . . . . . . . . . . . . . .            64.9           34.7             95.2           71.2
                                                       ============   ============    ============    ============
Average sales price:
     Lumber(4):
          Redwood upper grades  . . . . . . . . . .    $      1,469   $      1,270    $       1,437   $      1,242
          Redwood common grades . . . . . . . . . .             458            496              453            477
          Douglas-fir upper grades  . . . . . . . .           1,373          1,224            1,391          1,167
          Douglas-fir common grades . . . . . . . .             426            439              445            433
     Logs(4)  . . . . . . . . . . . . . . . . . . .             638            714              658            709
     Wood chips(5)  . . . . . . . . . . . . . . . .              85             78               81             79

Net sales:
     Lumber, net of discount  . . . . . . . . . . .    $       53.1   $       53.4    $       103.1   $      102.1
     Logs . . . . . . . . . . . . . . . . . . . . .             3.1             .6              6.8             .6
     Wood chips . . . . . . . . . . . . . . . . . .             5.6            2.7              7.7            5.7
     Cogeneration power . . . . . . . . . . . . . .              .9            1.0              1.5            1.7
     Other  . . . . . . . . . . . . . . . . . . . .              .3             .3               .6             .6
                                                       ------------   ------------    ------------    ------------
               Total net sales  . . . . . . . . . .    $       63.0   $       58.0    $       119.7   $      110.7
                                                       ============   ============    ============    ============
Operating income  . . . . . . . . . . . . . . . . .    $       23.1   $       15.3    $        36.5   $       31.8
                                                       ============   ============    ============    ============
Loss before income taxes, minority interests,
     extraordinary item and cumulative effect of
     changes in accounting principles . . . . . . .    $      (15.5)  $       (2.9)   $       (13.5)  $       (6.3)
                                                       ============   ============    ============    ============
Capital expenditures  . . . . . . . . . . . . . . .    $        2.5   $        4.6    $         6.5   $        6.6
                                                       ============   ============    ============    ============


- ---------------------

(1)  Lumber shipments are expressed in millions of board feet.
(2)  Log shipments are expressed in millions of board feet, net Scribner scale.
(3)  Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(4)  Dollars per thousand board feet.
(5)  Dollars per bone dry unit.


          Shipments
          Lumber shipments for the second quarter of 1994 were 86.9 million board feet, an increase of 7% from 81.0 million board feet for the second quarter of 1993. This increase was principally due to a 15% increase in redwood common lumber shipments, partially offset by a 25% decrease in shipments of upper grade redwood lumber. Log shipments for the second quarter of 1994 were 4.8 million feet (net Scribner scale), an increase from .8 million feet for the second quarter of 1993.

          Lumber shipments for the six months ended June 30, 1994 were
167.1 million board feet, an increase of 4% from 160.4 million board feet for the six months ended June 30, 1993. This increase was principally due to a 12% increase in redwood common lumber shipments, partially offset by a 22% decrease in shipments of upper grade redwood lumber. Log shipments for the six months ended June 30, 1994 were 10.3 million feet (net Scribner scale), an increase from .8 million feet for the six months ended June 30, 1993.

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

          Net sales
          Revenues from net sales of lumber and logs for the second quarter of 1994 increased by approximately 4% from the second quarter of 1993.
This increase was principally due to increased shipments of redwood common lumber, a 16% increase in the average realized price of upper grade redwood lumber and increased log shipments, partially offset by decreased shipments of upper grade redwood lumber and an 8% decrease in the average realized price of redwood common lumber. The increase in other sales for the second quarter of 1994 as compared to the second quarter of 1993 was attributable to increased sales of wood chips.

          Revenues from net sales of lumber and logs for the six months ended June 30, 1994 increased by approximately 7% from the six months ended June 30, 1993. This increase was principally due to increased log shipments, increased shipments of redwood common lumber, a 16% increase in the average realized price of upper grade redwood lumber and a 19% increase in the average realized price of upper grade Douglas-fir lumber, partially offset by decreased shipments of upper grade redwood lumber and a 5% decrease in the average realized price of redwood common lumber. The increase in other sales for the six months ended June 30, 1994 as compared to the six months ended June 30, 1993 was attributable to increased sales of wood chips.

          Operating income
          Operating income for the second quarter of 1994 increased by approximately 51% as compared to the second quarter of 1993. Operating income for the six months ended June 30, 1994 increased by approximately 15% as compared to the six months ended June 30, 1993. These increases were principally due to higher sales of logs and wood chips, improved sawmill productivity and lower purchases of lumber and logs from third parties in 1994 compared to 1993. For the six months ended June 30, 1993, cost of goods sold was reduced by $1.2 million for an additional business interruption insurance claim as a result of the April 1992 earthquake.

          Pacific Lumber's cost of producing lumber products has continued to increase as a result of compliance with evolving environmental regulations, litigation associated with its timber harvesting plans and greater costs attributable to processing larger numbers of smaller diameter logs and producing manufactured products.

          Loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles
          The loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles increased for the second quarter of 1994 and the six months ended June 30, 1994 as compared to the same periods in 1993. These increases resulted from the loss on litigation settlement (see also "Pacific Lumber Merger Litigation" under Part II, Item 1 of this Report), partially offset by the increases in operating income and decreased interest expense. In addition, investment, interest and other income (expense) for the six months ended June 30, 1994 includes the receipt of a franchise tax refund of $7.2 million (as described in Note 6 to the Condensed Notes to Consolidated Financial Statements). The litigation settlement in the second quarter of 1994 (as described in Note 6 to the Condensed Notes to Consolidated Financial Statements) resulted in a pre-tax loss of $21.2 million which consists of Pacific Lumber's $14.8 million cash payment to the settlement fund, a $2.0 million accrual for additional contingent claims and $4.4 million of related legal fees. The Company has recorded a net benefit of approximately $6.3 million for federal and state income taxes related to the settlement. Interest expense decreased due to lower interest rates resulting from the refinancing of the long-term debt of Pacific Lumber and MGI in March and August of 1993.

     REAL ESTATE OPERATIONS



                                                                Three Months Ended         Six Months Ended
                                                                     June 30,                  June 30,
                                                            -------------------------  -------------------------
                                                                1994          1993         1994         1993
                                                            ------------  ------------ ------------ ------------
                                                                          (In millions of dollars)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . $      21.3   $      17.7  $      38.5  $      36.1
Operating loss  . . . . . . . . . . . . . . . . . . . . . .        (1.5)          (.4)        (3.4)        (7.0)
Loss before income taxes, minority interests, extraordinary
     item and cumulative effect of changes in accounting
     principles . . . . . . . . . . . . . . . . . . . . . .         (.8)         (1.2)        (2.1)        (8.4)



          Net sales
          Revenues from net sales for the second quarter of 1994 were $21.3 million, an increase of $3.6 million from the second quarter of 1993. Net sales for the six months ended June 30, 1994 were $38.5 million, an increase of $2.4 million from the six months ended June 30, 1993. These increases were primarily due to increased lot sales at the Company's Fountain Hills development in Arizona and bulk acreage sales in New Mexico, partially offset by a decrease in rental revenues resulting from the sale of sixteen apartment complexes in December 1993.

          Operating loss
          The operating loss for the second quarter of 1994 was $1.5 million, an increase of $1.1 million from the second quarter of 1993. This increase was primarily due to higher overhead costs and decreased revenues resulting from the sale of apartment complexes, partially offset by the increased sales at Fountain Hills and the bulk acreage sales. The operating loss for the six months ended June 30, 1994 was $3.4 million, a decrease of $3.6 million from the six months ended June 30, 1993. This decrease was primarily due to a $5.9 million writedown of certain of the Company's nonstrategic real estate holdings to their estimated net realizable value in 1993, the increased sales at Fountain Hills and the bulk acreage sales, partially offset by decreased revenues resulting from the sale of apartment complexes and higher overhead costs.

          Loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles
          The loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles for the second quarter of 1994 was $.8 million, a decrease of $.4 million from the second quarter of 1993. This decrease was due to lower interest expense, partially offset by the increased operating loss discussed above. The loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles for the six months ended June 30, 1994 was $2.1 million, a decrease of $6.3 million from the six months ended June 30, 1993. This decrease was primarily attributable to the decreased operating loss discussed above, along with a decrease in interest expense. The decreases in interest expense resulted from repayments on the debt related to the RTC portfolio.

     OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS




                                               Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                           ------------------------   -----------------------
                                               1994         1993         1994         1993
                                           -----------   -----------  ----------- -----------
                                                        (In millions of dollars)
Operating loss  . . . . . . . . . . . . .  $     (2.4)   $     (3.3)  $     (4.8) $     (6.8)
Loss before income taxes, minority
     interests, extraordinary item and
     cumulative effect of changes in
     accounting principles  . . . . . . .        (6.9)         (5.7)       (11.3)      (11.0)



          Operating loss
          The operating losses represent corporate general and administrative expenses that are not allocated to the Company's industry segments. The operating loss for the second quarter of 1994 was $2.4 million, a decrease of $.9 million from the second quarter of 1993. The operating loss for the six months ended June 30, 1994 was $4.8 million, a decrease of $2.0 million from the six months ended June 30, 1993. These decreases were primarily due to lower overhead costs.

          Loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles
          The loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles includes operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, that are not allocated to the Company's industry segments. The loss for the second quarter of 1994 was $6.9 million, an increase of $1.2 million from the second quarter of 1993. The loss for the six months ended June 30, 1994 was $11.3 million, an increase of $.3 million from the six months ended June 30, 1993. These increases were primarily due to the equity in losses of affiliates, partially offset by lower interest expense and the decreased operating losses discussed above. The equity in losses of affiliates is attributable to the Company's 29.7% equity interest in Sam Houston Race Park (see "--Financial Condition and Investing and Financing Activities -- Parent

Company"). The decreases in interest expense resulted primarily from the redemption of $20.0 million aggregate principal amount of the Reset Notes in August 1993.

          Minority interests
          Minority interests represent the minority stockholders' interest in the Company's aluminum operations.

          Extraordinary item
          The refinancing activities of Kaiser during the first quarter of 1994, as described in Note 4 to the Condensed Notes to Consolidated Financial Statements, resulted in an extraordinary loss of $5.4 million, net of benefits for income taxes of $2.9 million. The extraordinary loss consists primarily of the write-off of unamortized deferred financing costs on the 1989 Credit Agreement. The extraordinary loss for the six months ended June 30, 1993 resulted from the refinancing activities of KACC and Pacific Lumber.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          The Company's consolidated indebtedness increased $16.3 million to $1,622.5 million at June 30, 1994 from $1,606.2 million at December 31, 1993. The increase was primarily attributable to Kaiser's issuance of the KACC Senior Notes, offset by the repayment of outstanding borrowings under the 1989 Credit Agreement.

     PARENT COMPANY

          Certain of the Company's subsidiaries, principally Kaiser and MGI, are restricted by their various debt agreements as to the amount of funds that can be paid in the form of dividends or loaned to the Company. KACC's 1994 Credit Agreement and the indentures governing the KACC Senior Notes and the KACC Notes contain covenants which, among other things, limit Kaiser's ability to pay cash dividends and restrict transactions between Kaiser and its affiliates. Under the most restrictive of these covenants, Kaiser is not currently permitted to pay dividends on its common stock.
The indenture governing the MGI Notes contains various covenants which, among other things, limit the payment of dividends and restrict transactions between MGI and its affiliates. At June 30, 1994, under the most restrictive of these covenants, no dividends may be paid by MGI.
Under the most restrictive covenants governing debt of the Company's real estate subsidiaries, approximately $26.2 million could be paid as of June 30, 1994.

          As of June 30, 1994, the Company (excluding its aluminum, forest products and real estate subsidiary companies) had cash and marketable securities of approximately $41.7 million. The Company believes that its existing cash and marketable securities (excluding its aluminum, forest products and real estate subsidiaries), together with the funds available to it, will be sufficient to fund its working capital requirements for the foreseeable future.

          Sam Houston Race Park, a Class 1 horse racing track located in Houston, began operations on April 29, 1994. The track has thoroughbred and quarter horse races scheduled through the end of 1994. Through various subsidiaries, the Company is the general partner of, and holds an equity interest of approximately 29.7% in, Sam Houston Race Park, Ltd. ("SHRP"), which owns the facility. SHRP's initial working capital, together with cash flows from operations, has not been sufficient to enable SHRP to meet its obligations as they become due. As of June 30, 1994, SHRP had a working capital deficiency of approximately $2.7 million and a capital deficit of approximately $8.1 million. SHRP has been able to continue its operations principally by deferring payments to certain of its vendors. There can be no assurance that such vendors will continue to permit SHRP to defer full payment of amounts due.

          SHRP's ability to recover its investment in Sam Houston Race Park is dependent upon its ability to raise additional capital from its partners and, ultimately, to achieve a level of cash flow from operations sufficient to enable it to meet its operating and financing obligations as they become due. In this regard, the Company has undertaken a number of steps designed to improve SHRP's current operations. These efforts include increasing its marketing and advertising programs, strengthening on-site management, renegotiating contracts for purse payments and reducing other general and administrative costs. In addition to its efforts to strengthen SHRP's current operations, the Company has determined that a cash call to the partners will be necessary. The amount, timing and terms of the cash call are to be discussed at a meeting of the partners scheduled for August 17, 1994. The Company's portion of the cash call is not expected to be significant to the Company. There can be no assurance that the operating changes referred to above, together with the cash raised from the partners, will be sufficient to enable SHRP to achieve a level of cash flow from operations sufficient to enable it to meet its future operating and financing obligations as they become due. There is a high probability that, absent significant improvements in SHRP's operating performance, additional cash calls to the partners will be required in the future.

     ALUMINUM OPERATIONS

          The offering of the PRIDES, the issuance of the KACC Senior Notes and the replacement of the 1989 Credit Agreement during the first quarter of 1994 (as described in Notes 4 and 5 to the Condensed Notes to Consolidated Financial Statements) were the final steps of a comprehensive refinancing plan which Kaiser began in January 1993 which extended the maturities of Kaiser's outstanding indebtedness, enhanced its liquidity and raised new equity capital. Kaiser expects that cash flows from operations and borrowings under the 1994 Credit Agreement will be sufficient to satisfy its working capital and capital expenditure requirements for the foreseeable future.

          The 1994 Credit Agreement was amended as of July 21, 1994, by First Amendment to Credit Agreement (the "First Amendment"). The First Amendment provided, among other things, for an increase in the revolving line of credit from $250.0 million to $275.0 million, and for an increase in the inventory sub-limit of the borrowing base from $175.0 million to $200.0 million, under the 1994 Credit Agreement.

     FOREST PRODUCTS OPERATIONS

          MGI anticipates that cash flows from operations, together with existing cash, marketable securities and available sources of financing, will be sufficient to fund the working capital and capital expenditures requirements of MGI and its respective subsidiaries for the foreseeable future; however, due to its highly leveraged condition, MGI is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation affecting its timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

     REAL ESTATE OPERATIONS

          As of June 30, 1994, the Company's real estate subsidiaries had approximately $28.6 million available for use under various credit agreements. Substantially all of the availability was attributable to the credit availability pursuant to the loan agreement secured by real properties, and certain loans secured by income-producing real property, purchased from the RTC.

SENSITIVITY TO PRICES AND HEDGING PROGRAMS

     ALUMINUM OPERATIONS

          To mitigate its exposure to declines in the market prices of alumina and primary aluminum, while retaining the ability to participate in favorable pricing environments that may materialize, Kaiser has developed strategies which include forward sales of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum. Under the principal components of Kaiser's price risk management strategy, which can be modified at any time, (i) varying quantities of Kaiser's anticipated production are sold forward at fixed prices, (ii) call options are purchased to allow Kaiser to participate in certain higher market prices, should they materialize, for a portion of Kaiser's excess primary aluminum and alumina sold forward, (iii) option contracts are entered into to establish a price range Kaiser will receive for a portion of its excess primary aluminum and alumina and (iv) put options are purchased to establish minimum prices Kaiser will receive for a portion of its excess primary aluminum and alumina.

          Since June 30, 1994, in addition to the positions which have expired pursuant to their terms, Kaiser has adjusted certain of its hedge positions. In respect of its remaining 1994 anticipated primary aluminum and alumina production, as of the date of this Report, Kaiser had sold forward 59,200 metric tons of primary aluminum at fixed prices and had purchased call options in respect of 25,000 metric tons of primary aluminum. Further, in respect of its 1995 anticipated primary aluminum production, as of the date of this Report, Kaiser had sold forward 42,200 metric tons of primary aluminum at fixed prices, had purchased call options in respect of 30,000 metric tons of primary aluminum, had entered into option contracts that established a price range for 90,000 metric tons of primary aluminum and had purchased put options to establish a minimum price for 181,500 metric tons of primary aluminum. In addition, since several alumina sales contracts have pricing provisions which link the selling price of alumina to the spot price of primary aluminum, Kaiser has hedged a portion of its 1995 alumina sales on the primary aluminum forward market. As of the date of this Report, Kaiser had sold 34,000 metric tons of primary aluminum forward at fixed prices.

TRENDS

     ALUMINUM OPERATIONS

          In response to a power reduction imposed by the Bonneville Power Administration ("BPA") in the Pacific Northwest, Kaiser in January 1993 removed three reduction potlines from production in Washington (two at its Mead smelter and one at its Tacoma smelter). Kaiser has operated these smelters at such reduced operating rate since that time. Although full BPA power was restored as of April 1, 1994, a 25% power reduction was imposed again by the BPA as of August 1, 1994, which reduction is expected to continue through at least November 30, 1994. Kaiser cannot predict whether full power will be provided by the BPA after November 30, 1994, or whether power will otherwise become available at a price acceptable to Kaiser. Kaiser currently anticipates that it will operate its Mead and Tacoma smelters during the remainder of 1994 at a rate which does not exceed the current operating rate of 75% of full capacity for such smelters. Furthermore, after continued assessment of current market conditions, on May 15, 1994, Kaiser curtailed about 40,000 metric tons of primary aluminum-making capacity at its 90%-owned Volta

Aluminium Company Limited ("VALCO") smelter in Ghana, West Africa. The tonnage accounts for about 20% of VALCO's annual capacity and about 9.3% of Kaiser's current annual production. With this cutback and those taken at Kaiser's Pacific Northwest smelters in January 1993, Kaiser is operating at an annual production rate of approximately 390,000 metric tons of primary aluminum, or 77% of its total annual rated capacity of 508,000 metric tons.

          During the six months ended June 30, 1994, Kaiser's average realized prices from sales of alumina, primary aluminum and fabricated aluminum products declined from their 1993 levels. Kaiser's earnings are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. If Kaiser's average realized sales prices in 1994 for substantial quantities of its primary aluminum and alumina were based on the current market price of primary aluminum, Kaiser would continue to sustain net losses in 1994, which would be expected to exceed the loss for 1993 before extraordinary losses and cumulative effect of changes in accounting principles, the charges related to the restructuring of the Trentwood plant and certain other facilities, certain other charges principally related to a reduction in the carrying value of Kaiser's inventories and the establishment of additional litigation and environmental reserves.

                                MAXXAM INC.

                         PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K and Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994 (the "Form 10-Q") for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings. Any capitalized or italicized terms used but not defined in this Item have the same meaning given to them in the Form 10-K and the Form 10-Q.

KAISER ENVIRONMENTAL LITIGATION

          Aberdeen Pesticides Dumps Site Matter
          As indicated in the Form 10-K, by letters dated December 30, 1993, the EPA notified KACC of its potential liability for, and requested that KACC, along with a number of other companies, undertake or agree to finance, groundwater remediation at certain of the Sites. On June 22, 1994, the EPA issued two Unilateral Administrative Orders under Section 106(a) of CERCLA under U.S. EPA Docket No. 94-28-C and U.S. EPA Docket No. 94-27-C, respectively, ordering a number of respondents, including KACC, to design and implement the groundwater remediation remedy for two of the Sites. KACC has reached an agreement in principle with certain of the respondents to participate jointly in responding to both of the Unilateral Administrative Orders, to share costs incurred on an interim basis, and to seek to reach a final allocation of costs through agreement or to allow such final allocation and determination of liability to be made by the U.S. District Court. A definitive agreement is under negotiation by the participating respondents. The participating respondents are also in the process of notifying the EPA of their intent to comply with the Unilateral Administrative Orders to the extent consistent with applicable law.

PACIFIC LUMBER MERGER LITIGATION

          With respect to the In re Ivan F. Boesky multidistrict securities litigation matter, on May 17, 1994, the Company and Pacific Lumber announced that an agreement in principle had been reached to settle class and related individual claims brought by former stockholders of Pacific Lumber against the Company, MGI, Pacific Lumber, former directors of Pacific Lumber and others concerning MGI's acquisition of Pacific Lumber. The settlement would resolve the Fries State, Omicini, Thompson State, Russ, Fries Federal, Thompson Federal, Boesky and American Red Cross actions described in the Form 10-K. Of the pending approximately $52.0 million settlement, approximately $33.0 million was paid by insurance carriers of the Company and Pacific Lumber, approximately $14.8 million was paid by Pacific Lumber, and the balance was paid by other defendants and through the assignment of certain claims. The settlement is subject to certain contingencies, including a fairness hearing which will be held at a yet unspecified time in the United States District Court, Southern District of New York (notice of which hearing will be furnished to claimants). The above-described cash payments are being held in the registry of the court pending satisfaction of these contingencies.

          Management believes the settlement of these claims is in the best interest of the Company. See also Note 6 to the Condensed Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -
- - Forest Products Operations -- Loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles" in Part I of this Report.

          With respect to the Russ case, the Court has scheduled a status conference for January 6, 1995, but has directed the parties to file dismissal papers with the Court in the event that the above-described Boesky settlement is approved and finalized prior to the next scheduled status conference.

RANCHO MIRAGE LITIGATION

          With respect to the consolidated In re MAXXAM Inc./Federated Development Shareholders Litigation action, on July 6, 1994, the defendants and consolidated plaintiffs entered into a settlement agreement. Under the terms of the proposed settlement, the Company would receive $3 million, $1.5 million to be paid by defendant Federated Development Company (over 22 months) and the other $1.5 million to be paid on behalf of the individual defendants by their insurance carriers. All shareholders of record have been sent notice and information concerning the proposed settlement. A fairness hearing with respect to the proposed settlement has been scheduled for September 21, 1994. NL Industries, Inc., which filed separate actions in Delaware and Texas concerning the Mirada transactions (described in the Form 10-K) has indicated that it intends to oppose the proposed settlement.

ITEM 5.   OTHER INFORMATION

          In Part I, Item 1, "Business--Forest Products Operations-- Regulatory and Environmental Factors" of the Form 10-K, a bill is described which relates to approximately 54,000 acres of Pacific Lumber's timberlands. A similar bill has been introduced in the U.S. Senate by Senator Barbara Boxer (D-CA). Since these bills are subject to amendment, it is premature to assess the ultimate content of these bills, the likelihood of any of the bills passing, or the impact of either of these bills on the financial position or results of operations of the Company.

          MCO Properties Inc., a subsidiary of the Company, and the local sanitation district, an unaffiliated company, have received notification of non-compliance with certain Arizona statutes and regulations concerning the discharge and disposal of effluent and wastewater. MCOP and the unaffiliated company are working with the Arizona Department of Environmental Quality to correct this matter. This matter could delay the processing and approval of subdivision plats within the Fountain Hills development.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS:

     4.1 Certificate of Designations of Class A $.05 Non-Cumulative Participating Convertible Preferred Stock of the Company, dated
July 6, 1994 (incorporated herein by reference to Exhibit 4(c) to the Registration Statement of the Company on Form S-8,
Registration No. 33-54479)

     *4.2 Second Amendment, dated as of May 26, 1994, to Pacific Lumber's Revolving Credit Agreement

     *4.3 Fourth Modification Agreement, dated as of March 31, 1994, by and among General Electric Capital Corporation ("GECC"), MXM Mortgage
Corp. and MXM Mortgage L.P.

     *4.4 Fifth Amendment to Loan Agreement, dated as of March 31, 1994, by and among GECC, MXM Mortgage Corp. and MXM Mortgage L.P.

     4.5 First Amendment to Kaiser's 1994 Credit Agreement (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Kaiser Aluminum Corporation for the quarter ended
June 30, 1994; File No. 1-9447)

     10.1 MAXXAM 1994 Omnibus Employee Incentive Plan (incorporated herein by reference to the Company's Proxy Statement dated April 29, 1994; File No. 1-3924; the "1994 Proxy Statement")

     10.2 MAXXAM 1994 Non-Employee Director Plan (incorporated herein by reference to the 1994 Proxy Statement)

     10.3 MAXXAM 1994 Executive Bonus Plan (incorporated herein by reference to the 1994 Proxy Statement)

     *11  Computation of Net Loss Per Common and Common Equivalent Share

- --------------------

                    * Included with this filing.

          B.   REPORTS ON FORM 8-K:

                    On June 2, 1994, the Company filed a Current Report on Form 8-K, dated June 2, 1994, describing under Item 5 the settlement of the Pacific Lumber merger litigation
(see "-- Pacific Lumber Merger Litigation" under Part
II, Item 1 of this Report for a description of such settlement).



                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the chief financial officer of the Registrant.


                                          MAXXAM INC.



Date: August 15, 1994         By:        JOHN T. LA DUC
                                         John T. La Duc
                                Senior Vice President and Chief
                                       Financial Officer