Form 10-Q/A
period 1994-06-30
MAXXAM INC
filed 1994-08-16
CIK 63814

FORM 10-Q/A NO. 1
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549





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

                                MAXXAM INC.

                        PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of stockholders of the Company was held on May 25, 1994, at which meeting the stockholders voted to elect management's slate of nominees as directors of the Company and approved the MAXXAM 1994 Omnibus Employee Incentive Plan, the MAXXAM 1994 Non-Employee Director Plan and the MAXXAM 1994 Executive Bonus Plan (collectively, the "Plans").

          The nominees for election as directors of the Company are listed below, together with voting information for each nominee. Messrs. Charles
E. Hurwitz and Robert J. Cruikshank continued as directors of the Company.

          NOMINEES FOR ELECTION BY HOLDERS OF COMMON STOCK

          Stanley D. Rosenberg - 5,700,176 votes for, -0- votes against, 56,585 votes withheld, -0- votes abstaining and -0- broker non-votes.

          NOMINEE FOR ELECTION BY HOLDERS OF COMMON STOCK AND CLASS A PREFERRED STOCK

          Ezra G. Levin - 12,353,791 votes for, -0- votes against, 32,040 votes withheld, -0- votes abstaining and -0- broker non-votes.

          The voting information with respect to the Plans is set forth below.

          MAXXAM 1994 OMNIBUS EMPLOYEE INCENTIVE PLAN

          10,313,515 votes for, 363,218 votes against, -0- votes withheld, 46,425 votes abstaining and 1,662,673 broker non-votes.

          MAXXAM 1994 NON-EMPLOYEE DIRECTOR PLAN

          10,447,235 votes for, 126,209 votes against, -0- votes withheld, 149,714 votes abstaining and 1,662,673 broker non-votes.

          MAXXAM 1994 EXECUTIVE BONUS PLAN

          11,664,013 votes for, 242,812 votes against, -0- votes withheld, 152,571 votes abstaining and 362,435 broker non-votes.

                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the chief financial officer of the Registrant.


                                          MAXXAM INC.





Date: August 16, 1994         By:        JOHN T. LA DUC
                                         John T. La Duc
                                Senior Vice President and Chief
                                        Financial Officer