Form 10-Q
period 1994-09-30
MAXXAM INC
filed 1994-11-14
CIK 63814

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                              ---------------



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes  / x /   No / /




     Number of shares of common stock outstanding at November 1, 1994:
8,698,543

                                MAXXAM INC.

                                   INDEX

                                                                       PAGE

PART I. - FINANCIAL INFORMATION

     Item 1. Financial Statements
          Consolidated Balance Sheet at September 30, 1994 and December
          31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . .     3
          Consolidated Statement of Operations for the three and nine
          months ended September 30, 1994 and 1993  . . . . . . . . .     4
          Consolidated Statement of Cash Flows for the nine months ended
          September 30, 1994 and 1993 . . . . . . . . . . . . . . . .     5
          Condensed Notes to Consolidated Financial Statements  . . .     6
     Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations . . . . . .    13

PART II. - OTHER INFORMATION

     Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . .    24
     Item 5. Other Information  . . . . . . . . . . . . . . . . . . .    25
     Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .    25
     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-1

                         CONSOLIDATED BALANCE SHEET



                                                        September 30,      December 31,
                                                             1994              1993
                                                        -------------     -------------
                                                         (Unaudited)
                                                            (In millions of dollars)
                        ASSETS
Current assets:
     Cash and cash equivalents  . . . . . . . . . .     $        76.2     $        83.9
     Marketable securities  . . . . . . . . . . . .              62.0              44.7
     Receivables:
          Trade, net of allowance for doubtful
             accounts of $4.2 and $3.2 at
             September 30, 1994 and December 31,
             1993, respectively . . . . . . . . . .             186.4             175.3
          Other . . . . . . . . . . . . . . . . . .              53.5              90.8
     Inventories  . . . . . . . . . . . . . . . . .             496.5             503.6
     Prepaid expenses and other current assets  . .             130.1              93.3
                                                        -------------     -------------
          Total current assets  . . . . . . . . . .           1,004.7             991.6
Property, plant and equipment, net of accumulated
     depreciation of $556.0 and $481.3 at September
     30, 1994 and December 31, 1993, respectively .           1,224.0           1,245.0
Timber and timberlands, net of depletion of $121.1
     and $108.2 at September 30, 1994 and December
     31, 1993, respectively . . . . . . . . . . . .             327.9             338.6
Investments in and advances to unconsolidated
  affiliates  . . . . . . . . . . . . . . . . . . .             171.8             183.2
Deferred income taxes . . . . . . . . . . . . . . .             422.4             359.9
Long-term receivables and other assets  . . . . . .             450.2             453.7
                                                        -------------     -------------
                                                        $     3,601.0     $     3,572.0
                                                        =============     =============
        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable . . . . . . . . . . . . . . .     $       136.4     $       135.6
     Accrued interest . . . . . . . . . . . . . . .              28.3              53.7
     Accrued compensation and related benefits  . .             129.9             114.2
     Other accrued liabilities  . . . . . . . . . .             174.0             161.5
     Payable to affiliates  . . . . . . . . . . . .              79.4              74.0
     Long-term debt, current maturities . . . . . .              34.8              38.3
                                                        -------------     -------------
          Total current liabilities . . . . . . . .             582.8             577.3
Long-term debt, less current maturities . . . . . .           1,580.8           1,567.9
Accrued postretirement benefits . . . . . . . . . .             731.6             720.1
Other noncurrent liabilities  . . . . . . . . . . .             638.7             650.3
                                                        -------------     -------------
          Total liabilities . . . . . . . . . . . .           3,533.9           3,515.6
                                                        -------------     -------------
Commitments and contingencies

Minority interests  . . . . . . . . . . . . . . . .             331.4             224.3
Stockholders' deficit:
     Preferred stock, $.50 par value; 12,500,000
          shares authorized; Class A $.05 Non-
          Cumulative Participating Convertible
          Preferred Stock; shares issued: September
          30, 1994 - 679,005 and December 31, 1993 -
          679,084 . . . . . . . . . . . . . . . . .                .3                .3
     Common stock, $.50 par value; 28,000,000 shares
          authorized; shares issued: 10,063,359 . .               5.0               5.0
     Additional capital . . . . . . . . . . . . . .              52.8              51.2
     Accumulated deficit  . . . . . . . . . . . . .            (278.8)           (180.8)
     Pension liability adjustment . . . . . . . . .             (23.9)            (23.9)
     Treasury stock, at cost (shares held: preferred
          - 845; common: September 30, 1994 -
          1,364,816 and December 31, 1993 -
          1,364,895)  . . . . . . . . . . . . . . .             (19.7)            (19.7)
                                                        -------------     -------------
          Total stockholders' deficit . . . . . . .            (264.3)           (167.9)
                                                        -------------     -------------
                                                        $     3,601.0     $     3,572.0
                                                        =============     =============


                    CONSOLIDATED STATEMENT OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)



                                                                    Three Months Ended           Nine Months Ended
                                                                       September 30,               September 30,
                                                                 ------------------------    ------------------------
                                                                    1994          1993          1994         1993
                                                                 ----------    ----------    ----------   ----------
                                                                                     (Unaudited)
Net sales:
     Aluminum operations  . . . . . . . . . . . . . . . . . .    $    461.1    $    428.4    $  1,335.7   $  1,303.2
     Forest products operations . . . . . . . . . . . . . . .          60.7          58.8         180.4        169.5
     Real estate operations . . . . . . . . . . . . . . . . .          23.1          19.3          61.6         55.4
                                                                 ----------    ----------    ----------   ----------
                                                                      544.9         506.5       1,577.7      1,528.1
                                                                 ----------    ----------    ----------   ----------
Costs and expenses:
     Costs of sales and operations (exclusive of depreciation
          and depletion):
          Aluminum operations . . . . . . . . . . . . . . . .         416.0         389.9       1,222.8      1,181.0
          Forest products operations  . . . . . . . . . . . .          31.6          36.4          95.8         94.3
          Real estate operations  . . . . . . . . . . . . . .          18.2          14.0          46.4         46.8
     Depreciation and depletion . . . . . . . . . . . . . . .          28.7          30.2          89.9         90.2
     Selling, general and administrative expenses . . . . . .          41.4          46.8         122.3        129.5
                                                                 ----------    ----------    ----------   ----------
                                                                      535.9         517.3       1,577.2      1,541.8
                                                                 ----------    ----------    ----------   ----------

Operating income (loss) . . . . . . . . . . . . . . . . . . .           9.0         (10.8)           .5        (13.7)
Other income (expense):
     Investment, interest and other income (expense)  . . . .           4.5           7.6          (3.2)        24.3
     Interest expense . . . . . . . . . . . . . . . . . . . .         (44.3)        (45.0)       (132.0)      (141.2)
                                                                 ----------    ----------    ----------   ----------
     Loss before income taxes, minority interests,
     extraordinary item and cumulative effect of changes
     in accounting principles . . . . . . . . . . . . . . . .         (30.8)        (48.2)       (134.7)      (130.6)
Credit for income taxes . . . . . . . . . . . . . . . . . . .          22.2          25.0          58.0         62.0
Minority interests  . . . . . . . . . . . . . . . . . . . . .          (6.3)         (3.6)        (15.9)          .1
                                                                 ----------    ----------    ----------   ----------
     Loss before extraordinary item and cumulative effect of
     changes in accounting principles . . . . . . . . . . . .         (14.9)        (26.8)        (92.6)       (68.5)
Extraordinary item:
     Loss on early extinguishment of debt, net of related
          benefits for minority interests of $nil in 1994 and
          $nil and $2.8 in 1993 and income taxes of $2.9 in
          1994 and $3.3 and $27.5 in 1993, respectively . . .             -          (6.5)         (5.4)       (50.6)
Cumulative effect of changes in accounting principles:
     Postretirement benefits other than pensions and
          postemployment benefits, net of related benefits
          for minority interests of $64.6 and income taxes of
          $240.2  . . . . . . . . . . . . . . . . . . . . . .             -             -             -       (444.3)
     Accounting for income taxes  . . . . . . . . . . . . . .             -             -             -         26.6
                                                                 ----------    ----------    ----------   ----------
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . .    $    (14.9)   $    (33.3)   $    (98.0)  $   (536.8)
                                                                 ==========    ==========    ==========   ==========
Per common and common equivalent share:
     Loss before extraordinary item and cumulative effect of
          changes in accounting principles  . . . . . . . . .    $    (1.58)   $    (2.83)   $    (9.80)  $    (7.24)
     Extraordinary item . . . . . . . . . . . . . . . . . . .             -          (.69)         (.57)       (5.35)
     Cumulative effect of changes in accounting principles  .             -             -             -       (44.15)
                                                                 ----------    ----------    ----------   ----------
     Net loss . . . . . . . . . . . . . . . . . . . . . . . .    $    (1.58)   $    (3.52)   $   (10.37)  $   (56.74)
                                                                 ==========    ==========    ==========   ==========


                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN MILLIONS OF DOLLARS)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                                 ----------------------
                                                                                                    1994         1993
                                                                                                 ----------   ----------
                                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (98.0)   $  (536.8)
     Adjustments to reconcile net loss to net cash used for operating activities:
          Depreciation and depletion  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         89.9         90.2
          Minority interests  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15.9          (.1)
          Amortization of deferred financing costs and discounts on long-term debt  . . . . .         14.6         15.4
          Extraordinary loss on early extinguishment of debt, net . . . . . . . . . . . . . .          5.4         50.6
          Equity in losses of unconsolidated affiliates . . . . . . . . . . . . . . . . . . .          2.8         11.8
          Incurrence of financing costs . . . . . . . . . . . . . . . . . . . . . . . . . . .        (19.4)       (46.6)
          Cumulative effect of changes in accounting principles, net  . . . . . . . . . . . .            -        417.7
          Decrease in receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16.1         42.1
          Decrease (increase) in inventories  . . . . . . . . . . . . . . . . . . . . . . . .         10.3         (3.8)
          Increase in payable to affiliates and other liabilities . . . . . . . . . . . . . .          6.3         11.8
          Decrease in prepaid expenses and other assets . . . . . . . . . . . . . . . . . . .          2.7         11.7
          Increase (decrease) in accounts payable . . . . . . . . . . . . . . . . . . . . . .           .9        (28.5)
          Increase in accrued and deferred income taxes . . . . . . . . . . . . . . . . . . .        (57.1)       (75.0)
          Decrease in accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (25.4)       (16.8)
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3.5          (.5)
                                                                                                 ---------    ---------
             Net cash used for operating activities . . . . . . . . . . . . . . . . . . . . .        (31.5)       (56.8)
                                                                                                 ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from disposition of property and investments  . . . . . . . . . . . . . . .          8.5         19.4
     Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (53.1)       (49.5)
     Net sales (purchases) of marketable securities . . . . . . . . . . . . . . . . . . . . .         (6.5)        33.5
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4.7)       (12.5)
                                                                                                 ---------    ---------
             Net cash used for investing activities . . . . . . . . . . . . . . . . . . . . .        (55.8)        (9.1)
                                                                                                 ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        225.5      1,193.6
     Proceeds from issuance of Kaiser capital stock . . . . . . . . . . . . . . . . . . . . .        100.4        119.3
     Net payments under revolving credit agreements and short-term borrowings . . . . . . . .       (193.9)      (109.7)
     Redemptions, repurchase of and principal payments on long-term debt  . . . . . . . . . .        (31.0)    (1,150.0)
     Redemption of preference stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8.5)        (4.2)
     Restricted cash deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -        (34.0)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (12.9)        (2.8)
                                                                                                 ---------    ---------
             Net cash provided by financing activities  . . . . . . . . . . . . . . . . . . .         79.6         12.2
                                                                                                 ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . .         (7.7)       (53.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . . . . .         83.9         81.9
                                                                                                 ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . .    $    76.2    $    28.2
                                                                                                 =========    =========
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND financing activities:
     NET MARGIN BORROWINGS FOR MARKETABLE SECURITIES  . . . . . . . . . . . . . . . . . . . .    $    10.0    $     8.3

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest . . . . . . . . . . . . . . . . . . . . . . .    $   142.8    $   142.5
     Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12.0          9.5


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

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1994, the consolidated results of operations for the three and nine months ended September 30, 1994 and 1993 and consolidated cash flows for the nine months ended September 30, 1994 and 1993. Certain reclassifications of prior period information have been made to conform to the current presentation.

2.   CASH AND CASH EQUIVALENTS

          At September 30, 1994 and December 31, 1993, cash and cash equivalents includes $8.9 and $20.3, respectively, which is reserved for debt service payments on the 7.95% Timber Collateralized Notes due 2015.

3.   INVENTORIES

Inventories consist of the following:


                                                September 30,      December 31,
                                                     1994              1993
                                               ---------------   ---------------
Aluminum Operations:
     Finished fabricated products . . . . . .  $          58.1   $          83.7
     Primary aluminum and work in process . .            158.8             141.4
     Bauxite and alumina  . . . . . . . . . .             88.1              94.0
     Operating supplies and repair and
          maintenance parts . . . . . . . . .            108.2             107.8
                                               ---------------   ---------------
                                                         413.2             426.9
                                               ---------------   ---------------
Forest Products Operations:
     Lumber . . . . . . . . . . . . . . . . .             63.9              58.4
     Logs . . . . . . . . . . . . . . . . . .             19.4              18.3
                                               ---------------   ---------------
                                                          83.3              76.7
                                               ---------------   ---------------
                                               $         496.5   $         503.6
                                               ===============   ===============


/TABLE

4.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                                       September 30,    December 31,
                                                                            1994            1993
                                                                       -------------   -------------
Corporate:
     14% Senior Subordinated Reset Notes due May 20, 2000 . . . . .    $       25.0    $       25.0
     12-1/2% Subordinated Debentures due December 15, 1999, net of
          discount  . . . . . . . . . . . . . . . . . . . . . . . .            20.8            25.2
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              .3              .5
Aluminum Operations:
     1994 Credit Agreement  . . . . . . . . . . . . . . . . . . . .               -               -
     1989 Credit Agreement:
          Revolving Credit Facility . . . . . . . . . . . . . . . .               -           188.0
     9-7/8% Senior Notes due February 15, 2002, net of discount . .           223.6               -
     Alpart CARIFA Loan . . . . . . . . . . . . . . . . . . . . . .            60.0            60.0
     12-3/4% Senior Subordinated Notes due February 1, 2003 . . . .           400.0           400.0
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            69.4            78.1
Forest Products Operations:
     7.95% Timber Collateralized Notes due July 20, 2015  . . . . .           363.8           377.0
     11-1/4% Senior Secured Notes due August 1, 2003  . . . . . . .           100.0           100.0
     12-1/4% Senior Secured Discount Notes due August 1, 2003, net
          of discount . . . . . . . . . . . . . . . . . . . . . . .            80.4            73.5
     10-1/2% Senior Notes due March 1, 2003 . . . . . . . . . . . .           235.0           235.0
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3.9             2.9
Real Estate Operations:
     Secured notes due December 31, 1997, interest at prime plus 3%            15.4            17.2
     Other notes and contracts, primarily secured by receivables,
          buildings, real estate and equipment  . . . . . . . . . .            18.0            23.8
                                                                       ------------    ------------
                                                                            1,615.6         1,606.2
Less: current maturities  . . . . . . . . . . . . . . . . . . . . .           (34.8)          (38.3)
                                                                       ------------    ------------
                                                                       $    1,580.8    $    1,567.9
                                                                       ============    ============



          The 1994 Credit Agreement
          On February 17, 1994, Kaiser Aluminum Corporation ("Kaiser," a majority owned subsidiary of the Company) and its principal operating subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), entered into a credit agreement with BankAmerica Business Credit, Inc. (as agent for itself and other lenders), Bank of America National Trust and Savings Association and certain other lenders (as amended, the "1994 Credit Agreement"). The 1994 Credit Agreement replaces Kaiser's previous credit agreement (as amended, the "1989 Credit Agreement") and consists of a $275.0 five-year secured revolving line of credit which matures in 1999. KACC is able to borrow under the facility by means of revolving credit advances and letters of credit in an aggregate amount equal to the lesser of $275.0 or a borrowing base relating to eligible accounts receivable and inventory. As of September 30, 1994, $65.8 of letters of credit were outstanding leaving $209.2 of borrowing capacity unused under the 1994 Credit Agreement (of which $59.2 could have been used for letters of credit). The 1994 Credit Agreement is unconditionally guaranteed by Kaiser and by certain significant subsidiaries of KACC. Loans under the 1994 Credit Agreement bear interest at a rate per annum, at KACC's election, equal to (i) a Reference Rate plus 1-1/2% or (ii) LIBOR plus 3-1/4%. After June 30, 1995, the interest rate margins applicable to borrowings under the 1994 Credit Agreement may be reduced by up to 1-1/2% based upon a financial test, determined quarterly. The 1994 Credit Agreement was amended as of July 21, 1994. Kaiser recorded a pre-tax extraordinary loss of $8.3 for the nine months ended September 30, 1994, consisting primarily of the write-off of unamortized deferred financing costs related to the 1989 Credit Agreement.

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

6.   INVESTMENT, INTEREST AND OTHER INCOME (EXPENSE)

          On May 17, 1994, the Company and The Pacific Lumber Company ("Pacific Lumber," a wholly owned indirect subsidiary of the Company) announced that an agreement in principle had been reached to settle class and related individual claims brought by former stockholders of Pacific Lumber against the Company, MAXXAM Group Inc. ("MGI," a wholly owned subsidiary of the Company), Pacific Lumber, former directors of Pacific Lumber and others concerning MGI's acquisition of Pacific Lumber. Of the pending approximately $52.0 settlement, approximately $33.0 was paid by insurance carriers of the Company and Pacific Lumber, approximately $14.8 was paid by Pacific Lumber and the balance was paid by other defendants and through the assignment of certain claims. The settlement is subject to certain contingencies, including a fairness hearing which is scheduled to be held on November 17, 1994. The above described cash payments are being held in the registry of the court pending satisfaction of these contingencies. In the second quarter of 1994, the Company recorded a pre-tax loss of $21.2 related to the settlement and associated costs. This amount is included in investment, interest and other income (expense).

          In February 1994, Pacific Lumber received a franchise tax refund of $7.2, the substantial portion of which represents interest, from the State of California relating to tax years 1972 through 1985. This amount is included in investment, interest and other income (expense) for the nine months ended September 30, 1994.

7.   CREDIT FOR INCOME TAXES

          The credit for income taxes for the third quarter of 1994 includes a credit relating to reserves the Company no longer believes are necessary. The credit for income taxes for the third quarter of 1993 includes a credit resulting from an increase in the federal statutory income tax rate from 34% to 35%.
8.   PER SHARE INFORMATION

          Per share calculations are based on the weighted average number of common shares outstanding in each period and, if dilutive, weighted average common equivalent shares assumed to be issued from the exercise of common stock options based upon the average price of the Company's common stock during the period.

9.   CONTINGENCIES

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

          Based upon Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At September 30, 1994, the balance of such accruals, which is primarily included in other noncurrent liabilities, was $38.2.

          These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based upon presently enacted laws and regulations, currently available facts, existing technology and Kaiser's assessment of the likely remediation actions to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to the environmental accrual will be approximately $4.0 to $8.0 for the years 1994 through 1998 and an aggregate of approximately $12.7 thereafter.

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

          Asbestos Contingencies
          KACC is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by exposure to asbestos during, and as a result of, their employment with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. As of the date of this Report, the number of such lawsuits pending was approximately 21,300.

          Based upon prior experience, Kaiser estimates annual future cash payments in connection with such litigation of approximately $8.0 to $13.0 for each of the years 1994 through 1998, and an aggregate of approximately $98.9 thereafter through 2007. Based upon past experience and reasonably anticipated future activity, Kaiser has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2007. Kaiser does not presently believe there is a reasonable basis for estimating such costs beyond 2007 and, accordingly, no accrual has been recorded for such costs which may be incurred. This accrual was calculated based upon the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, the current state of case law related to asbestos claims, the advice of counsel and the anticipated effects of inflation and discounting at an estimated risk-free rate. Accordingly, an asbestos-related cost accrual of $103.1 is included primarily in other noncurrent liabilities at September 30, 1994. The aggregate amount of the undiscounted liability at September 30, 1994 is $144.7, before consideration of insurance recoveries.

          Kaiser believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. While claims for recovery from some of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, Kaiser believes, based upon prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies and the advice of counsel, that substantial recoveries from the insurance carriers are probable. Accordingly, estimated insurance recoveries of $95.3, determined on the same basis as the asbestos-related cost accrual, are recorded primarily in long-term receivables and other assets as of September 30, 1994.

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

10.  DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

          KACC enters into a number of financial instruments with off-balance-sheet risk in the normal course of business that are designed to reduce its exposure to fluctuations in foreign exchange rates, alumina and primary aluminum prices and the cost of purchased commodities.

          KACC has significant expenditures which are denominated in foreign currencies related to long-term purchase commitments with its affiliates in Australia and the United Kingdom, which expose KACC to certain exchange rate risks. In order to mitigate its exposure, KACC periodically enters into forward foreign exchange and currency option contracts in Australian Dollars and Pounds Sterling to hedge these commitments. The forward foreign currency exchange contracts are agreements to purchase or sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future. At September 30, 1994, KACC had net forward foreign exchange contracts totaling approximately $17.2 for the purchase of 25.5 million Australian Dollars through May 1995. The option contracts are agreements that establish the maximum price or establish a range of prices at which the foreign currency may be acquired. At September 30, 1994, such options established a price range of $15.1 to $15.8 for the purchase of 24.0 million Australian Dollars through December 1994 and established a maximum price of $1.5 for the purchase of 1.0 million Pounds Sterling through December 1994.

          To mitigate its exposure to declines in the market prices of alumina and primary aluminum, while retaining the ability to participate in favorable pricing environments that may materialize, KACC has developed strategies which include forward sales of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum. Under the principal components of KACC's price risk management strategy, which can be modified at any time, (i) varying quantities of KACC's anticipated production are sold forward at fixed prices, (ii) call options are purchased to allow KACC to participate in certain higher market prices, should they materialize, for a portion of KACC's excess primary aluminum and alumina sold forward, (iii) option contracts are entered into to establish a price range KACC will receive for a portion of its excess primary aluminum and alumina and (iv) put options are purchased to establish minimum prices KACC will receive for a portion of its excess primary aluminum and alumina. In this regard, in respect of its remaining 1994 anticipated primary aluminum and alumina production, as of September 30, 1994, KACC had sold forward 11,250 metric tons of primary aluminum at fixed prices and had purchased call options in respect of 15,000 metric tons of primary aluminum. Further, in respect of its 1995 anticipated primary aluminum production, as of September 30, 1994, KACC had sold forward 41,700 metric tons of primary aluminum at fixed prices, purchased call options in respect of 30,000 metric tons of primary aluminum, purchased put options to establish a minimum price for 181,500 metric tons of primary aluminum and entered into option contracts that established a price range for 12,000 metric tons of primary aluminum. In addition, since several alumina sales contracts have pricing provisions which link the selling price of alumina to the spot price of primary aluminum, KACC has hedged a portion of its 1995 alumina sales on the primary aluminum forward market. As of September 30, 1994, KACC had sold 37,500 metric tons of primary aluminum forward at fixed prices and entered into option contracts that established a price range for 78,000 metric tons of primary aluminum in respect of such alumina sales contracts. KACC will not receive the benefit of market price increases to the extent (i) the quantity of production sold forward is greater than the tonnage covered by the purchased call options; (ii) market prices exceed the prices at which primary aluminum is sold forward, but are less than the strike price of the purchased call options, on the tonnage covered by the options; or (iii) market prices exceed the maximum of the price range on the tonnage covered by the option contracts entered to establish a price range.

          In addition, KACC enters into forward fixed price arrangements with certain customers which provide for the delivery of a specific quantity of fabricated aluminum products over a specified future period of time. In order to establish the cost of primary aluminum for a portion of such sales, KACC may enter into forward and options contracts. In this regard, at September 30, 1994, KACC had purchased 9,000 metric tons of primary aluminum forward purchase contracts at fixed prices that expire at various times through December 1995.

          KACC has also entered into a natural gas pricing contract to fix future prices of a portion (20,000 million BTU's per day) of a plant's natural gas supply through March 1995.

          At September 30, 1994, the net unrealized gain on KACC's position in forward foreign exchange and foreign currency options was $3.0 and the net unrealized loss on aluminum forward sales and option contracts and the natural gas pricing contract was $39.5, based on dealer quoted prices. Gains and losses arising from the use of hedging instruments are reflected in KACC's operating results concurrently with the consummation of the underlying hedged transactions.

          KACC is exposed to credit risk in the event of non-performance by other parties to these currency and commodity contracts, but KACC does not anticipate non-performance by any of these counterparties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     ALUMINUM OPERATIONS

          Kaiser's operating results are sensitive to changes in prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on KACC's hedging strategies. Kaiser, through its principal subsidiary KACC, operates in two business segments: bauxite and alumina, and aluminum processing. Aluminum operations account for a significant portion of the Company's revenues and operating results. The following table presents selected operational and financial information for the three and nine months ended September 30, 1994 and 1993. The information presented in the table is in millions of dollars except shipments and prices.


                                                      Three Months Ended         Nine Months Ended
                                                         September 30,             September 30,
                                                     --------------------     ----------------------
                                                       1994        1993         1994         1993
                                                     --------    --------     --------    ----------
Shipments(1):
     Alumina  . . . . . . . . . . . . . . . . . .       534.9       576.9      1,577.3      1,508.5
     Aluminum products:
          Primary aluminum  . . . . . . . . . . .        48.4        55.3        175.8        183.4
          Fabricated aluminum products  . . . . .       105.4        92.9        307.1        280.0
                                                     --------    --------     --------    ---------
             Total aluminum products  . . . . . .       153.8       148.2        482.9        463.4
                                                     ========    ========     ========    =========
Average realized sales price:
     Alumina (per ton)  . . . . . . . . . . . . .    $    171    $    165     $    162    $     169
     Primary aluminum (per pound) . . . . . . . .         .60         .56          .56          .57
Net sales:
     Bauxite and alumina:
          Alumina . . . . . . . . . . . . . . . .    $   91.5    $   95.3     $  255.3    $   255.5
          Other(2)(3) . . . . . . . . . . . . . .        19.8        23.0         60.6         64.1
                                                     --------    --------     --------    ---------
             Total bauxite and alumina  . . . . .       111.3       118.3        315.9        319.6
                                                     --------    --------     --------    ---------
     Aluminum processing:
          Primary aluminum  . . . . . . . . . . .        64.1        68.7        218.2        229.3
          Fabricated aluminum products  . . . . .       281.9       238.3        790.8        744.6
          Other(3)  . . . . . . . . . . . . . . .         3.8         3.1         10.8          9.7
                                                     --------    --------     --------    ---------
             Total aluminum processing  . . . . .       349.8       310.1      1,019.8        983.6
                                                     --------    --------     --------    ---------
               Total net sales  . . . . . . . .      $  461.1    $  428.4     $1,335.7    $ 1,303.2
                                                     ========    ========     ========    =========

Operating loss  . . . . . . . . . . . . . . . . .    $   (5.4)   $  (16.1)    $  (42.2)   $   (37.0)
                                                     ========    ========     ========    =========

     Loss before income taxes, minority interests,
     extraordinary item and cumulative effect of
     changes in accounting principles . . . . . .    $  (28.4)   $  (33.4)    $ (105.4)   $   (90.1)
                                                     ========    ========     ========    =========

Capital expenditures  . . . . . . . . . . . . . .    $   15.8    $   13.1     $   37.5    $    36.4
                                                     ========    ========     ========    =========

- ---------------

(1)  Shipments are expressed in thousands of metric tons.  A metric ton is equivalent to 2,204.6 pounds.
(2)  Includes net sales of bauxite.
(3)  Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.


          Net sales
          Bauxite and alumina. Revenues from net sales to third parties for the bauxite and alumina segment were $111.3 million for the third quarter of 1994 compared with $118.3 million for the third quarter of 1993 and $315.9 million for the nine months ended September 30, 1994 compared with $319.6 million for the nine months ended September 30, 1993. Revenues from alumina decreased 4% to $91.5 million for the third quarter of 1994 from $95.3 million for the third quarter of 1993, principally due to decreased shipments partially offset by higher average realized prices. Revenues from alumina were $255.3 million for the nine months ended September 30, 1994 compared with $255.5 million for the nine months ended September 30, 1993, as increased shipments were offset by lower average realized prices.

          Aluminum processing.  Revenues from net sales to third parties for the aluminum processing segment were $349.8 million for the third quarter of 1994 compared with $310.1 million for the third quarter of 1993 and
$1,019.8 million for the nine months ended September 30, 1994 compared with $983.6 million for the nine months ended September 30, 1993.
Revenues from primary aluminum decreased 7% to $64.1 million for the third quarter of 1994 from $68.7 million for the third quarter of 1993 principally due to decreased shipments, partially offset by higher average realized prices, and decreased 5% to $218.2 million for the nine months ended September 30, 1994 from $229.3 million for the nine months ended September 30, 1993, primarily because of lower shipments and, to a lesser extent, lower average realized prices.  Shipments of primary aluminum to third parties constituted approximately 31% and 36%
of total aluminum products shipments for the third quarter of 1994 and nine months ended September 30, 1994, respectively, compared with approximately 37% and 40% for the third quarter of 1993 and nine months ended September 30, 1993, respectively. Revenues from fabricated aluminum products increased
18% to $281.9 million for the third quarter of 1994 from $238.3 million for the third quarter of 1993 due to increased shipments and, to a lesser extent, higher average realized prices, and increased 6%
to $790.8 million for the nine months ended September 30, 1994 from
$744.6 million for the nine months ended September 30, 1993, as increased shipments were partially offset by lower average realized prices. Although KACC has realized improved prices for all of its products in the third quarter of 1994 compared with the third quarter of 1993 and the second quarter of 1994, the third quarter results continued to be unfavorably affected by: the defensive hedging of primary aluminum prices in respect of 1994 shipments, which were put in place prior to refinancings carried out in 1994 and recent improvements in metal prices; energy-related curtailments of primary aluminum production (see "Trends"); relatively low fixed price contracts for can sheet, which will expire at year end; and
the lag time in more fully realizing margin improvements associated with the recently announced price increases for other fabricated products.

          Operating loss
          The operating loss for the third quarter of 1994 was $5.4 million, compared with $16.1 million for the third quarter of 1993. The operating loss for the nine months ended September 30, 1994 was $42.2 million, compared with $37.0 million for the nine months ended September 30, 1993. Kaiser's corporate general and administrative expenses of $18.0 million and $15.1 million for the third quarter of 1994 and 1993, respectively, and $53.4 million and $52.2 million for the nine months ended September 30, 1994 and 1993, respectively, were allocated by the Company to the bauxite and alumina and aluminum processing segments based upon those segments' ratio of sales to unaffiliated customers.

          Bauxite and alumina. The bauxite and alumina segment had operating income of $4.1 million for the third quarter of 1994, compared with an operating loss of $1.4 million for the third quarter of 1993. The operating loss for the nine months ended September 30, 1994 was $5.6 million, compared with $12.9 million for the nine months ended September 30, 1993. These improved operating results were principally due to lower manufacturing costs.

          Aluminum processing. The aluminum processing segment had an operating loss of $9.5 million for the third quarter of 1994, compared with $14.7 million for the third quarter of 1993. This decrease was principally due to increased shipments of fabricated aluminum products and higher average realized prices of primary aluminum and fabricated aluminum products, partially offset by decreased shipments of primary products. The operating loss for the nine months ended September 30, 1994 was $36.6 million, compared with $24.1 million for the nine months ended September 30, 1993. This increase was principally due to lower average realized prices of fabricated aluminum products.

          Third quarter results continued to be adversely affected by the defensive hedging of primary aluminum prices and the constraints on more fully realizing margin improvement of some fabricated products, as discussed above.

          Loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles
          The loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles for the third quarter of 1994 was $28.4 million, compared with $33.4 million for the third quarter of 1993. This decrease was principally due to the lower operating losses, partially offset by a decrease in investment, interest and other income. The loss for the nine months ended September 30, 1994 was $105.4 million, compared with $90.1 million for the nine months ended September 30, 1993. This increase was principally due to a decrease in investment, interest and other income and the higher operating losses.

     FOREST PRODUCTS OPERATIONS

          The Company's forest products operations are conducted by MGI through its principal operating subsidiaries, Pacific Lumber and Britt Lumber Co., Inc. ("Britt"). MGI's business is highly seasonal in that the forest products business has historically experienced lower first and fourth quarter sales due largely to the general decline in construction related activity during the winter months. Accordingly, MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and nine months ended September 30, 1994 and 1993. The information presented in the table is in millions of dollars except shipments and prices.


                                                       Three Months Ended        Nine Months Ended
                                                         September 30,             September 30,
                                                     ---------------------     --------------------
                                                       1994         1993         1994        1993
                                                     --------     --------     --------    --------
Shipments:
     Lumber(1):
          Redwood upper grades  . . . . . . . . .        12.5         17.0         38.2        49.8
          Redwood common grades . . . . . . . . .        55.8         42.8        160.9       136.7
          Douglas-fir upper grades  . . . . . . .         1.7          2.3          6.1         8.5
          Douglas-fir common grades . . . . . . .        16.0          8.1         47.9        35.6
                                                     --------     --------     --------    --------
             Total lumber . . . . . . . . . . . .        86.0         70.2        253.1       230.6
                                                     ========     ========     ========    ========
     Logs(2)  . . . . . . . . . . . . . . . . . .         1.6          8.0         12.0         8.9
                                                     ========     ========     ========    ========
     Wood chips(3)  . . . . . . . . . . . . . . .        57.0         40.0        152.2       111.2
                                                     ========     ========     ========    ========
Average sales price:
     Lumber(4):
          Redwood upper grades  . . . . . . . . .    $  1,434     $  1,328     $  1,436    $  1,272
          Redwood common grades . . . . . . . . .         472          472          460         475
          Douglas-fir upper grades  . . . . . . .       1,431        1,248        1,402       1,189
          Douglas-fir common grades . . . . . . .         429          457          439         439
     Logs(4)  . . . . . . . . . . . . . . . . . .         515          700          638         701
     Wood chips(5)  . . . . . . . . . . . . . . .          85           84           82          81

Net sales:
     Lumber, net of discount  . . . . . . . . . .    $   53.5     $   48.3     $  156.6    $  150.5
     Logs . . . . . . . . . . . . . . . . . . . .          .8          5.6          7.6         6.2
     Wood chips . . . . . . . . . . . . . . . . .         4.8          3.4         12.5         9.0
     Cogeneration power . . . . . . . . . . . . .         1.2          1.2          2.7         2.9
     Other  . . . . . . . . . . . . . . . . . . .          .4           .3          1.0          .9
                                                     --------     --------     --------    --------
             Total net sales  . . . . . . . . . .    $   60.7     $   58.8     $  180.4    $  169.5
                                                     ========     ========     ========    ========
Operating income  . . . . . . . . . . . . . . . .    $   19.8     $    9.6     $   56.3    $   41.4
                                                     ========     ========     ========    ========
Income (loss) before income taxes, minority
     interests, extraordinary item and cumulative
     effect of changes in accounting principles .    $    2.6     $   (7.8)    $  (10.9)   $  (14.1)
                                                     ========     ========     ========    ========
Capital expenditures  . . . . . . . . . . . . . .    $    3.5     $    2.3     $   10.0    $    8.9
                                                     ========     ========     ========    ========

FN

- ---------------

(1)  Lumber shipments are expressed in millions of board feet.
(2)  Log shipments are expressed in millions of board feet, net Scribner scale.
(3)  Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(4)  Dollars per thousand board feet.
(5)  Dollars per bone dry unit.


          Shipments
          Lumber shipments for the third quarter of 1994 were 86.0 million board feet, an increase of 23% from 70.2 million board feet for the third quarter of 1993. This increase was principally due to a 30% increase in redwood common lumber shipments and a 98% increase in shipments of common grade Douglas-fir lumber, partially offset by a 26% decrease in shipments of upper grade redwood lumber. Log shipments for the third quarter of 1994 were 1.6 million feet (net Scribner scale), a decrease from 8.0 million feet for the third quarter of 1993.

          Lumber shipments for the nine months ended September 30, 1994 were 253.1 million board feet, an increase of 10% from 230.6 million board feet for the nine months ended September 30, 1993. This increase was principally due to an 18% increase in redwood common lumber shipments and a 35% increase in shipments of common grade Douglas-fir lumber, partially offset by a 23% decrease in shipments of upper grade redwood lumber. Log shipments for the nine months ended September 30, 1994 were 12.0 million feet (net Scribner scale), an increase from 8.9 million feet for the nine months ended September 30, 1993.

          Old growth trees constitute Pacific Lumber's principal source of upper grade redwood lumber. Due to the severe restrictions on Pacific Lumber's ability to harvest virgin old growth timber on its property (see "Trends" under Item 7 of the Form 10-K), Pacific Lumber's supply of upper grade lumber has decreased in some premium product categories. Pacific Lumber has been able to lessen the impact of these decreases by augmenting its production facilities to increase its recovery of upper grade lumber from smaller diameter logs and increasing the production of manufactured upper grade lumber products through its end and edge glue facility (which was recently expanded). However, unless Pacific Lumber is able to sustain the harvest level of old growth trees it has experienced in recent years, Pacific Lumber expects that its supply of premium upper grade lumber products will decrease from current levels and that its manufactured lumber products will constitute a higher percentage of its shipments of upper grade lumber products.

          Net sales
          Revenues from net sales of lumber and logs for the third quarter of 1994 increased by approximately 1% from the third quarter of 1993. This increase was principally due to increased shipments of redwood common lumber, increased shipments of common grade Douglas-fir lumber and an 8% increase in the average realized price of upper grade redwood lumber, partially offset by decreased shipments of upper grade redwood lumber and decreased log shipments.

          Revenues from net sales of lumber and logs for the nine months ended September 30, 1994 increased by approximately 5% from the nine months ended September 30, 1993. This increase was principally due to increased shipments of redwood common lumber, a 13% increase in the average realized price of upper grade redwood lumber, increased shipments of common grade Douglas-fir lumber, increased log shipments and an 18% increase in the average realized price of upper grade Douglas-fir lumber, partially offset by decreased shipments of upper grade redwood lumber and a 3% decrease in the average realized price of redwood common lumber.

          Operating income
          Operating income for the third quarter of 1994 increased by approximately 106% as compared to the third quarter of 1993. Operating income for the nine months ended September 30, 1994 increased by approximately 36% as compared to the nine months ended September 30, 1993. These increases were principally due to higher sales of lumber and wood chips, lower purchases of lumber and logs from third parties, improved sawmill productivity and reduced overhead costs in 1994 compared to 1993. For the nine months ended September 30, 1993, cost of goods sold was reduced by $1.2 million for an additional business interruption insurance claim as a result of the April 1992 earthquake.

          Pacific Lumber's cost of producing lumber products has continued to increase as a result of compliance with evolving environmental regulations, litigation associated with its timber harvesting plans and greater costs attributable to processing larger numbers of smaller diameter logs and producing manufactured products.

          Income (loss) before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles
          Income before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles increased for the third quarter of 1994 as compared to the third quarter of 1993. This increase resulted from the increase in operating income. The loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles decreased for the nine months ended September 30, 1994 as compared to the nine months ended September 30, 1993. This decrease resulted from the increase in operating income and decreased interest expense, partially offset by the loss on litigation settlement (see also "Pacific Lumber Merger Litigation" under Part II, Item 1 of this Report). In addition, investment, interest and other income (expense) for the nine months ended September 30, 1994 includes the receipt of a franchise tax refund of $7.2 million (as described in Note 6 to the Condensed Notes to Consolidated Financial Statements). The litigation settlement in the second quarter of 1994 (as described in Note 6 to the Condensed Notes to Consolidated Financial Statements) resulted in a pre-tax loss of $21.2 million which consists of Pacific Lumber's $14.8 million cash payment to the settlement fund, a $2.0 million accrual for additional contingent claims and $4.4 million of related legal fees. The Company has recorded a net benefit of approximately $6.3 million for federal and state income taxes related to the settlement. Interest expense decreased due to lower interest rates resulting from the refinancing of the long-term debt of Pacific Lumber and MGI in March and August of 1993.

     REAL ESTATE OPERATIONS



                                                       Three Months Ended       Nine Months Ended
                                                          September 30,           September 30,
                                                      --------------------    --------------------
                                                        1994        1993        1994        1993
                                                      --------    --------    --------    --------
                                                                (In millions of dollars)
Net sales . . . . . . . . . . . . . . . . . . . .     $   23.1    $   19.3    $   61.6    $   55.4
Operating loss  . . . . . . . . . . . . . . . . .         (2.6)        (.9)       (6.0)       (7.9)
Loss before income taxes, minority interests,
     extraordinary item and cumulative effect of
     changes in accounting principles . . . . . .         (1.7)        (.5)       (3.8)       (8.9)



          Net sales
          Revenues from net sales for the third quarter of 1994 were $23.1 million, an increase of $3.8 million from the third quarter of 1993. Net sales for the nine months ended September 30, 1994 were $61.6 million, an increase of $6.2 million from the nine months ended September 30, 1993. These increases were primarily due to bulk acreage sales in New Mexico and increased lot sales at the Company's Fountain Hills development in Arizona, partially offset by a decrease in rental revenues resulting from the sale of sixteen apartment complexes in December 1993.

          Operating loss
          The operating loss for the third quarter of 1994 was $2.6 million, an increase of $1.7 million from the third quarter of 1993. This increase was primarily due to higher overhead costs and decreased revenues resulting from the sale of apartment complexes, partially offset by the bulk acreage sales and the increased sales at Fountain Hills. The operating loss for the nine months ended September 30, 1994 was $6.0 million, a decrease of $1.9 million from the nine months ended September 30, 1993. The operating results for the nine months ended September 30, 1994 were adversely impacted by decreased revenues as a result of the sale of sixteen apartment complexes in December 1993 and higher overhead costs, offset by the increased sales at Fountain Hills and the bulk acreage sales. The operating loss for the nine months ended September 30, 1993 included a $5.9 million writedown of certain of the Company's nonstrategic real estate holdings to their estimated net realizable value.

          Loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles
          The loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles for the third quarter of 1994 was $1.7 million, an increase of $1.2 million from the third quarter of 1993. This increase was primarily due to the increased operating loss discussed above, partially offset by a decrease in interest expense. The loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles for the nine months ended September 30, 1994 was $3.8 million, a decrease of $5.1 million from the nine months ended September 30, 1993. This decrease was primarily attributable to a decrease in interest expense and the decreased operating loss discussed above. The decreases in interest expense resulted primarily from repayments on debt attributable to the sale of the sixteen apartment complexes in December 1993.

     OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS



                                          Three Months Ended      Nine Months Ended
                                            September 30,           September 30,
                                         -------------------    --------------------
                                           1994       1993        1994        1993
                                         -------    --------    --------    --------
                                                  (In millions of dollars)

Operating loss  . . . . . . . . . . . .  $ (2.8)    $   (3.4)   $   (7.6)   $  (10.2)
Loss before income taxes, minority
     interests, extraordinary item and
     cumulative effect of changes in
     accounting principles  . . . . . .    (3.3)        (6.5)      (14.6)      (17.5)



          Operating loss
          The operating losses represent corporate general and administrative expenses that are not allocated to the Company's industry segments. The operating loss for the third quarter of 1994 was $2.8 million, a decrease of $.6 million from the third quarter of 1993. The operating loss for the nine months ended September 30, 1994 was $7.6 million, a decrease of $2.6 million from the nine months ended
September 30, 1993. These decreases were primarily due to lower overhead costs.

          Loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles
          The loss before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles includes operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, that are not allocated to the Company's industry segments. The loss for the third quarter of 1994 was $3.3 million, a decrease of $3.2 million from the third quarter of 1993. The loss for the nine months ended September 30, 1994 was $14.6 million, a decrease of $2.9 million from the nine months ended September 30, 1993. These decreases were primarily due to lower interest expense and the decreased operating losses discussed above, partially offset by the equity in losses of affiliates. The equity in losses of affiliates is attributable to the Company's equity interest in Sam Houston Race Park (see "--Financial Condition and Investing and Financing Activities -- Parent Company"). The decreases in interest expense resulted primarily from the redemption of $20.0 million aggregate principal amount of the Reset Notes in August 1993.

          Minority interests
          Minority interests represent the minority stockholders' interest in the Company's aluminum operations.

          Extraordinary item
          The refinancing activities of Kaiser during the first quarter of 1994, as described in Note 4 to the Condensed Notes to Consolidated Financial Statements, resulted in an extraordinary loss of $5.4 million, net of benefits for income taxes of $2.9 million. The extraordinary loss consists primarily of the write-off of unamortized deferred financing costs on the 1989 Credit Agreement. The extraordinary losses for the three and nine months ended September 30, 1993 resulted from the refinancing activities of MGI, KACC and Pacific Lumber.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

     PARENT COMPANY

          Certain of the Company's subsidiaries, principally Kaiser and MGI, are restricted by their various debt agreements as to the amount of funds that can be paid in the form of dividends or loaned to the Company. KACC's 1994 Credit Agreement and the indentures governing the KACC Senior Notes and the KACC Notes contain covenants which, among other things, limit Kaiser's ability to pay cash dividends and restrict transactions between Kaiser and its affiliates. Under the most restrictive of these covenants, Kaiser is not currently permitted to pay dividends on its common stock.
The indenture governing the MGI Notes contains various covenants which, among other things, limit the payment of dividends and restrict transactions between MGI and its affiliates. At September 30, 1994, under the most restrictive of these covenants, the amount of dividends which could be paid by MGI was not significant. Under the most restrictive covenants governing debt of the Company's real estate subsidiaries, approximately $28.3 million could be paid as of September 30, 1994.

          As of September 30, 1994, the Company (excluding its aluminum, forest products and real estate subsidiary companies) had cash and marketable securities of approximately $39.6 million. The Company believes that its existing cash and marketable securities (excluding its aluminum, forest products and real estate subsidiaries), together with the funds available to it, will be sufficient to fund its working capital requirements for the foreseeable future.

          Through various subsidiaries, the Company controls the general partner of, and holds an equity interest in, Sam Houston Race Park, Ltd. ("SHRP"), which owns a Class 1 horse racing track located in Houston. The track began operations on April 29, 1994. SHRP's initial working capital, together with cash flows from operations, has not been sufficient to enable SHRP to meet its obligations as they become due. SHRP's ability to recover its investment in Sam Houston Race Park is dependent upon its ability to achieve a level of cash flows from operations sufficient to enable it to meet its operating and financing obligations as they become due. In this regard, SHRP's general partner has undertaken a number of steps intended to improve SHRP's operations. These steps include increasing marketing and advertising programs, strengthening on-site management, reducing general and administrative costs, negotiating amendments to the contracts for purse payments, principally to reduce purse payments, and negotiating reductions with other obligees. In addition to its efforts to strengthen SHRP's operations, on September 1, 1994, a deficit notice was issued calling for $6.5 million in additional capital to be raised by SHRP through the offering of Class C-1 interests in SHRP
(the "Capital Call"). A substantial portion of the proceeds of the Capital Call ($5.6 million) was made by a wholly owned subsidiary of the Company pursuant, in large degree, to its oversubscription right arising from limited participation by other partners. As a result of the Capital Call, the Company's equity interest in SHRP increased from approximately 29.7% to 45.0%. The cash received from the Capital Call was expected to be used, among other things, to make the January 15, 1995 interest payment on $75.0 million of the 11-3/4% Senior Secured Notes due July 15, 1999 (the "SHRP Notes"). However, results of operations with respect to the fall thoroughbred meet have been substantially below management's expectations. Absent a significant improvement in operating results for the fall thoroughbred meet, in order to continue operations, SHRP will be required to use a portion of the cash that had been expected to be used for the next interest payment due on the SHRP Notes. Accordingly, there can be no assurance that SHRP will be able to make the January 15, 1995 interest payment on the SHRP Notes. SHRP's general partner has not made any determination as to the actions it will take in the event SHRP is unable to make such interest payment. SHRP's general partner intends to retain a financial adviser regarding these matters.

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

          The 1994 Credit Agreement was amended as of July 21, 1994, by the First Amendment to Credit Agreement (the "First Amendment"). The First Amendment provided, among other things, for an increase in the revolving line of credit from $250.0 million to $275.0 million, and for an increase in the inventory sub-limit of the borrowing base from $175.0 million to $200.0 million, under the 1994 Credit Agreement.

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

     REAL ESTATE OPERATIONS

          As of September 30, 1994, the Company's real estate subsidiaries had approximately $32.4 million available for use under various credit agreements. A substantial portion of the availability was attributable to the credit availability pursuant to the loan agreement secured by real properties, and certain loans secured by income-producing real property, purchased from the RTC.

SENSITIVITY TO PRICES AND HEDGING PROGRAMS

     ALUMINUM OPERATIONS

          Since September 30, 1994, KACC has entered into additional forward foreign exchange contracts totaling approximately $32.9 million for the purchase of 45.0 million Australian Dollars from January through December 1995 in respect of its commitments for 1995 expenditures denominated in foreign currencies.

          Since September 30, 1994, KACC has entered into additional hedge positions in respect of its 1995 anticipated primary aluminum production. As of the date of this Report, KACC had sold forward an additional 43,750 metric tons of primary aluminum at fixed prices.

          See Note 10 to the Condensed Notes to Consolidated Financial Statements for derivative positions at September 30, 1994.

TRENDS

     ALUMINUM OPERATIONS

          KACC has operated its Mead and Tacoma smelters in Washington at approximately 75% of their full capacity since January 1993, when three reduction potlines were removed from production (two at its Mead smelter and one at its Tacoma smelter) in response to a power reduction imposed by the Bonneville Power Administration ("BPA"). Although full BPA power was restored as of April 1, 1994, a 25% power reduction was imposed again by the BPA as of August 1, 1994, which reduction is expected to continue through November 30, 1994. The BPA has given notice that full BPA power will be restored as of December 1, 1994, and that the BPA expects to be able to provide full service through November 30, 1995. KACC is evaluating these new circumstances.

          In late August 1994, the Volta River Authority ("VRA") notified KACC that it intended to suspend supplying power to KACC's 90%-owned Volta Aluminium Company Limited ("VALCO") smelter after September 10, 1994, due to drought conditions in the catchment area of the Volta Lake. Following discussions between KACC and the VRA, an agreement was reached for VALCO to curtail one potline (of the 3-1/2 potlines that were then operating) on September 18, 1994. The agreement also called for KACC and the VRA to meet in late October to discuss data concerning rainfall, lake level, whether an additional curtailment was warranted, compensation due to KACC because of the curtailment and other matters related to the power contract. Following the discussions in October, the VRA has made sufficient power available to enable VALCO to restart the potline which was shut down in mid-September. Restart preparations have begun, and the potline is expected to be in full operation in early February 1995. The restoration of full operation of the potline will return VALCO to a production rate of approximately 140,000 metric tons of primary aluminum, or 70% of its total annual rated capacity of 200,000 metric tons. With such restored production, Kaiser would have an annual production rate of approximately 390,000 metric tons of primary aluminum, or 77% of its total annual rated capacity of 508,000 metric tons.


                         PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K and Part II, Item 1 of the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1994 and June 30, 1994 (the "Forms 10-Q") for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings. Any capitalized or italicized terms used but not defined in this Item have the same meaning given to them in the Form 10-K and the Forms 10-Q.

PACIFIC LUMBER MERGER LITIGATION

          With respect to the In re Ivan F. Boesky multidistrict securities litigation matter, on September 28, 1994, the judge signed the preliminary approval of the settlement agreement, which, among other things, established October 28, 1994 as the postmark deadline for requests for exclusion from the settlement (none has been received), established November 4, 1994 as the deadline for filing any objections to the settlement (none has been filed), established November 17, 1994 as the date for the fairness hearing and established December 23, 1994 as the postmark deadline for proofs of claim. Prior to preliminary approval of the settlement agreement, certain changes were made from the agreement in principle described in the Form 10-Q for the quarterly period ended June 30, 1994 (the "Second Quarter Form 10-Q"). The settlement agreement, as then executed, does not purport to cover certain claims brought in the Thompson State action by non-shareholders of Pacific Lumber or shareholders acting in capacities other than as shareholders involving environmental or other Pacific Lumber non-shareholder corporate issues.

          With respect to the DOL civil action, at the September 2, 1994 status conference, at defendants' request, the judge instructed the parties to attend a settlement conference before a federal magistrate, which has been scheduled for November 14, 1994, and scheduled the next status conference for December 16, 1994.

          With respect to the Miller action, the defendants and plaintiff in the DOL civil action have invited the Miller plaintiffs to attend the settlement conference referenced above. Additionally, on October 3, 1994, the U.S. House of Representatives approved a bill amending ERISA, which had been previously passed by the U.S. Senate on October 28, 1993, intended, in part, to overturn the U.S. District Court's dismissal of the Miller action and to make available certain remedies not previously provided under ERISA. On October 22, 1994, the President signed this legislation (the Pension Annuitants' Protection Act of 1994). As a result of the passage of this legislation, the Miller plaintiffs have asked the U.S. Ninth Circuit Court of Appeal to vacate the U.S. District Court judgment dismissing their case and to remand the case to the U.S. District Court; defendants have opposed this request. It is uncertain what effect, if any, this legislation will have on the pending appeal or the final disposition of this case.

RANCHO MIRAGE LITIGATION

          With respect to the In re MAXXAM Inc./Federated Development Shareholders Litigation, on September 21, 1994, the Court held a fairness hearing with respect to the proposed settlement. The settlement has been submitted to the Court and the Company is awaiting a decision. With respect to the similar NL Industries Inc., et al. v. Federated Development Co., et al. action, the parties agreed to stay any further action in the case pending the decision concerning the proposed settlement in the In re MAXXAM Inc./Federated Development Shareholders Litigation.


ITEM 5.   OTHER INFORMATION

          In Part I, Item 1, "Business--Forest Products Operations-- Regulatory and Environmental Factors" of the Form 10-K and Part II, Item 5, "Other Information" of the Second Quarter Form 10-Q, a bill is described which relates to acquisition of certain of Pacific Lumber's timberlands. The bill, substantially amended to protect Pacific Lumber's private property rights, was passed by the U.S. House of Representatives in September 1994. However, the U.S. Senate recessed without acting upon a similar bill and agreed to limit its business, upon reconvening after the November election, to a single unrelated subject. It therefore appears unlikely that this legislation will move forward in this session of the U.S. Congress.

          With respect to the Arizona Department of Environmental Quality ("ADEQ") matter described in Part II, Item 5 of the Second Quarter Form 10-Q, the indicated entities and the ADEQ have entered into a consent decree with respect to this matter and it appears that the processing and approval of subdivision plats within the Fountain Hills development will not be delayed.

          On August 24, 1994, the United States Department of Justice (the "DOJ") issued Civil Investigative Demand No. 11356 ("CID") requesting information from Kaiser regarding (i) its production, capacity to produce and sales of primary aluminum from January 1, 1991 to the date of its response; (ii) any actual or contemplated reductions in its production of primary aluminum during that period; and (iii) any communications with others regarding any actual, contemplated, possible or desired reductions in primary aluminum production by Kaiser or any of its competitors during that period. Kaiser has submitted documents and interrogatory answers to the DOJ responding to the CID.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A. EXHIBITS:

              *10.1   Form of Deferred Fee Agreement under the 1994 Non-
Employee Director Plan

                *11   Computation of Net Loss Per Common and Common
Equivalent Share

                *27   Financial Data Schedule

      -----------------

      * Included with this filing.

   B. REPORTS ON FORM 8-K:

      None.
                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the chief financial officer of the Registrant.


                                          MAXXAM INC.





Date: November 14, 1994       By:       JOHN T. LA DUC
                              ----------------------------------
                                        John T. La Duc
                                Senior Vice President and Chief
                                       Financial Officer