Form 10-K405
MAXXAM INC
filed 1995-03-27
CIK 63814

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              ---------------

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994   Commission File Number 1-3924

                                MAXXAM INC.
           (Exact name of Registrant as Specified in its Charter)

          DELAWARE                             95-2078752
      (State or other                       (I.R.S. Employer
        jurisdiction                     Identification Number)
    of incorporation or
       organization)

5847 SAN FELIPE, SUITE 2600                      77057
       HOUSTON, TEXAS                          (Zip Code)
   (Address of Principal
     Executive Offices)

     Registrant's telephone number, including area code: (713) 975-7600

                              ---------------

        Securities registered pursuant to Section 12(b) of the Act:



                                                       Name of each
                                                     exchange on which
                Title of each class                     registered
           ----------------------------            --------------------
12-1/2% Subordinated Debentures due December 15,
1999                                                     American
14% Senior Subordinated Reset Notes due May 20,
2000                                                     American
Common Stock, $.50 par value                        American, Pacific,
                                                       Philadelphia


 Number of shares of common stock outstanding at March 15, 1995:  8,707,591

     Securities registered pursuant to Section 12(g) of the Act:  None.

                              ---------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Based upon the March 15, 1995 American Stock Exchange closing price of $27.75 per share, the aggregate market value of the Registrant's outstanding voting stock held by non-affiliates was approximately $167.6 million.

                    DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of Registrant's annual report to stockholders for the fiscal year ended December 31, 1994 are incorporated by reference under
Part II. Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.

                                MAXXAM INC.

                                   PART I

ITEM 1.   BUSINESS

GENERAL

     MAXXAM Inc. and its majority and wholly owned subsidiaries are collectively referred to herein as the "Company" or "MAXXAM" unless otherwise indicated or the context indicates otherwise. The Company, through Kaiser Aluminum Corporation ("Kaiser") and Kaiser's principal operating subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), is a fully integrated aluminum company. The Company's voting interest in Kaiser is approximately 58.9% on a fully diluted basis. See "--Aluminum Operations." In addition, the Company is engaged in forest products operations through its wholly owned subsidiary, MAXXAM Group Inc. ("MGI") and MGI's wholly owned subsidiaries, The Pacific Lumber Company and its wholly owned subsidiaries (collectively referred to herein as "Pacific Lumber," unless the context indicates otherwise), and Britt Lumber Co., Inc. ("Britt"). See "--Forest Products Operations." The Company is also engaged in real estate investment and development, principally through MAXXAM Property Company (and its subsidiaries), MCO Properties Inc. ("MCOP"), Palmas del Mar Properties, Inc. and various other wholly owned subsidiaries. See "--Real Estate Operations." The Company, through its subsidiaries, also has various interests in a Class 1 thoroughbred and quarter horse racing facility located in the greater Houston metropolitan area. See "--Sam Houston Race Park." See Note 11 to the Consolidated Financial Statements (contained in the Company's Annual Report to Stockholders--see Item 8) for certain financial information by industry segment and geographic area.

ALUMINUM OPERATIONS

  INDUSTRY OVERVIEW

     Primary aluminum is produced by the refining of bauxite (the major aluminum-bearing ore) into alumina (the intermediate material) and the reduction of alumina into primary aluminum. Approximately two pounds of bauxite are required to produce one pound of alumina, and approximately two pounds of alumina are required to produce one pound of primary aluminum. Aluminum's valuable physical properties include its light weight, corrosion resistance, thermal and electrical conductivity, and high tensile strength.

     DEMAND
     The packaging and transportation industries are the principal consumers of aluminum in the United States, Japan, and Western Europe. In the packaging industry, which accounted for approximately 22% of consumption in 1993, aluminum's recyclability and weight advantages have enabled it to gain market share from steel and glass, primarily in the beverage container area. Nearly all beer cans and approximately 95% of the soft drink cans manufactured for the United States market are made of aluminum. Growth in the packaging area is generally expected to continue in the 1990s due to general population increase and to further penetration of the beverage can market in Asia and Latin America, where aluminum cans are a substantially lower percentage of the total beverage container market than in the United States.

     In the transportation industry, which accounted for approximately 29% of aluminum consumption in the United States, Japan, and Western Europe in 1993, automotive manufacturers use aluminum instead of steel or copper for an increasing number of components, including radiators, wheels, and engines, in order to meet more stringent environmental and fuel efficiency requirements through vehicle weight reduction. Kaiser believes that sales of aluminum to the transportation industry have considerable growth potential due to projected increases in the use of aluminum in automobiles.

     SUPPLY
     As of year-end 1994, Western world aluminum capacity from 108 smelting facilities was approximately 16.3 million tons per year (all references to tons in this Report are to metric tons of 2,204.6 pounds). Net exports of aluminum from the former Sino Soviet bloc increased approximately threefold from 1990 levels during the period from 1991 through 1994 to approximately two million tons per year. These exports contributed to a significant increase in London Metal Exchange stocks of primary aluminum which peaked in mid-1994. See "--Recent Industry Trends."

     Government officials from the European Union, the United States, Canada, Norway, Australia, and the Russian Federation have ratified as a trade agreement a Memorandum of Understanding (the "Memorandum") which provided, in part, for (i) a reduction in Russian Federation primary aluminum production by 300,000 tons per year within three months of the date of ratification of the Memorandum and an additional 200,000 tons within the following three months, (ii) improved availability of comprehensive data on Russian aluminum production, and (iii) certain assistance to the Russian aluminum industry. The Memorandum did not require specific levels of production cutbacks by other producing nations. The Memorandum was finalized in February 1994 and is scheduled to remain in effect through the end of 1995.

     Based upon information currently available, Kaiser believes that only moderate additions will be made during 1995-1996 to Western world alumina and primary aluminum production capacity. The increases in alumina capacity during 1995-1996 are expected to come from one new refinery and incremental expansions of existing refineries.

     RECENT INDUSTRY TRENDS
     The aluminum industry environment improved significantly in 1994 compared to 1993. Prices of primary aluminum were at historic lows in real terms near the beginning of 1994, and prices had nearly doubled by the end of 1994. In response to low prices of primary aluminum in 1993 and the first part of 1994, a number of smelting facilities were partially or fully curtailed. Western world production of primary aluminum declined in 1994 to approximately 14.5 million tons from approximately 15.1 million tons in 1993. Demand for aluminum products was relatively weak in 1993, but became very strong in the United States and became firm in Europe in 1994.
Primary aluminum prices improved not only because of improved demand, but also because the inventories of primary aluminum on the London Metal Exchange were substantially reduced in the second half of 1994. However, significant amounts of inventory remained at the end of 1994, and some reduction of prices from year-end 1994 occurred in the first quarter of 1995 to reflect that circumstance.

     When previously curtailed smelting capacity is restarted, it will result in an increase in the demand for alumina to supply those operations. In addition, in the last several years large amounts of alumina have been imported into the Commonwealth of Independent States. Consequently, Kaiser believes that alumina demand and prices will strengthen as smelters are restarted.

     Supply and demand fundamentals for the flat-rolled aluminum products business, particularly in the can sheet business, improved in 1994 because of higher demand and a reduction of supply. Kaiser believes that supply and demand for these products will move toward being in balance. The demand for aluminum extrusions and forgings in 1994 also improved compared to 1993, and supply and demand for these products is expected to move toward being in balance.

     Overall, Kaiser believes that there will be relatively strong demand for aluminum for the near future, barring an economic recession. This demand is expected to come both from continued growth in the developed markets through increased penetration of the automotive sector, and from general uses in emerging markets.

  KAISER ALUMINUM

     GENERAL
     Kaiser operates in all principal aspects of the aluminum industry-- the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized in its operations, Kaiser sells significant amounts of alumina and primary aluminum in domestic and international markets. In 1994, Kaiser produced approximately 2,928,500 tons of alumina, of which approximately 71% was sold to third parties, and produced 415,000 tons of primary aluminum, of which approximately 54% was sold to third parties. Kaiser is also a major domestic supplier of fabricated aluminum products. In 1994, Kaiser shipped approximately 399,000 tons of fabricated aluminum products to third parties, which accounted for approximately 6% of the total tonnage of United States domestic shipments in 1994. A majority of Kaiser's fabricated products are used by customers as components in the manufacture and assembly of finished end-use products.

     The following table sets forth total shipments and intracompany transfers of Kaiser's alumina, primary aluminum, and fabricated aluminum operations:



                                                   YEAR ENDED DECEMBER 31,
                                                  ------------------------
                                                    1994     1993     1992
                                                  -------  -------  -------
                                                   (IN THOUSANDS OF TONS)
ALUMINA:
     Shipments to Third Parties                    2,086.7  1,997.5  2,001.3
     Intracompany Transfers                          820.9    807.5    878.2

PRIMARY ALUMINUM:
     Shipments to Third Parties                      224.0    242.5    355.4
     Intracompany Transfers                          225.1    233.6    224.4

FABRICATED ALUMINUM PRODUCTS:
     Shipments to Third Parties                      399.0    373.2    343.6


     SENSITIVITY TO PRICES AND HEDGING PROGRAMS
     Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on Kaiser's hedging strategies. Through its variable cost structures, forward sales, and hedging programs, Kaiser has attempted to mitigate its exposure to possible declines in the market prices of alumina, primary aluminum, and fabricated aluminum products while retaining the ability to participate in favorable pricing environments that may materialize. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Trends--Aluminum Operations--Sensitivity to Prices and Hedging Programs."

     PRODUCTION OPERATIONS
     Kaiser's operations are conducted through decentralized business units which compete throughout the aluminum industry.

     - The alumina business unit, which mines bauxite and obtains additional bauxite tonnage under long-term contracts, produced approximately 8% of Western world alumina in 1994. During 1994, Kaiser utilized approximately 80% of its bauxite production at its alumina refineries and the remainder was either sold to third parties or tolled into alumina by a third party. In addition, during 1994 Kaiser utilized approximately 29% of its alumina for internal purposes and sold the remainder to third parties. Kaiser's share of total Western world alumina capacity was approximately 8% in 1994.

     - The primary aluminum products business unit operates two domestic smelters wholly owned by Kaiser and two foreign smelters in which Kaiser holds significant ownership interests. In 1994, Kaiser utilized approximately 46% of its primary aluminum for internal purposes and sold the remainder to third parties. Kaiser's share of total Western world primary aluminum capacity was approximately 3% in 1994.

     - Fabricated aluminum products are manufactured by three business units--flat-rolled products, extruded products, and forgings-- which manufacture a variety of fabricated products (including body, lid, and tab stock for beverage containers, sheet and plate products, screw machine stock, redraw rod, forging stock, truck wheels and hubs, air bag canisters, and other forgings and extruded products) and operate plants located in principal marketing areas of the United States and Canada. Substantially all of the primary aluminum utilized in Kaiser's fabricated products operations is obtained internally, with the balance of the metal utilized in its fabricated products operations obtained from scrap metal purchases.

     ALUMINA
     The following table lists Kaiser's bauxite mining and alumina refining facilities as of December 31, 1994:



                                                               ANNUAL
                                                             PRODUCTION      TOTAL
                                                              CAPACITY      ANNUAL
                                                 COMPANY     AVAILABLE    PRODUCTION
     ACTIVITY        FACILITY     LOCATION      OWNERSHIP    TO KAISER     CAPACITY
-----------------  ------------ ------------  ------------  -----------   ------------
                                                               (TONS)        (TONS)
Bauxite Mining     KJBC (1)     Jamaica            49%          4,500,000     4,500,000
                   Alpart (2)   Jamaica            65%          2,275,000     3,500,000
                                                             ------------  ------------
                                                                6,775,000     8,000,000
                                                             ============  ============

Alumina Refining   Gramercy     Louisiana         100%          1,000,000     1,000,000
                   Alpart       Jamaica            65%            943,000     1,450,000
                   QAL          Australia         28.3            934,000     3,300,000
                                                             ------------  ------------
                                                                2,877,000     5,750,000
                                                             ============  ============


(1) Although Kaiser owns 49% of Kaiser Jamaica Bauxite Company, it has the right to receive all of such entity's output.
(2) Alpart bauxite is refined into alumina at the Alpart refinery.


     Bauxite mined in Jamaica by Kaiser Jamaica Bauxite Company ("KJBC") is refined into alumina at Kaiser's plant at Gramercy, Louisiana, or is sold to third parties. In 1979, the Government of Jamaica granted Kaiser a mining lease for the mining of bauxite sufficient to supply Kaiser's then-existing Louisiana alumina refineries at their annual capacities of 1,656,000 tons per year until January 31, 2020. Alumina from the Gramercy plant is sold to third parties. Kaiser has entered into a series of medium-term contracts for the supply of natural gas to the Gramercy plant. The price of such gas varies based upon certain spot natural gas prices. However, for 1995 Kaiser has established a fixed price for a portion of the delivered gas through a hedging program.

     Alumina Partners of Jamaica ("Alpart") holds bauxite reserves and owns a 1,450,000 tons per year alumina plant located in Jamaica. Kaiser has a 65% interest in Alpart and Hydro Aluminium Jamaica a.s ("Hydro") owns the remaining 35% interest. Kaiser has management responsibility for the facility on a fee basis. Kaiser and Hydro have agreed to be responsible for their proportionate shares of Alpart's costs and expenses. The Government of Jamaica has granted Alpart a mining lease and has entered into other agreements with Alpart designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery as it may be expanded to a capacity of 2,000,000 tons per year through the year 2024.

     In mid-1990, Alpart entered into a five-year agreement for the supply of substantially all of its fuel oil, the refinery's primary energy source. In February 1992, this agreement was extended to 1996 and the quantity of fuel oil to be supplied was increased. The price for 80% of the initial quantity remains fixed at a price which prevailed in the fourth quarter of 1989; the price for 80% of the increased quantity is fixed at a negotiated price; and the price for the balance of the initial and increased quantities was based upon certain spot fuel oil prices plus transportation costs. Alpart has purchased all of the quantities of fuel oil which could be purchased based upon certain spot fuel oil prices under both the initial and extended agreements.

     Alpart has entered into an agreement for the supply of substantially all of its fuel oil through 1996. The balance of Alpart's fuel oil requirements through 1996 will be purchased in the spot market.

     Kaiser holds a 28.3% interest in Queensland Alumina Limited ("QAL"), which owns the largest and one of the most efficient alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its stockholders pursuant to long-term tolling contracts. The stockholders, including Kaiser, purchase bauxite from another QAL stockholder pursuant to long-term supply contracts. Kaiser has contracted to take approximately 751,000 tons per year of capacity or pay standby charges. Kaiser is unconditionally obligated to pay amounts calculated to service its share ($78.7 million at December 31, 1994) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs. QAL's annual production capacity is approximately 3,300,000 tons, of which approximately 934,000 tons are available to Kaiser.

     Kaiser's principal customers for bauxite and alumina consist of large and small domestic and international aluminum producers that purchase bauxite and reduction-grade alumina for use in their internal refining and smelting operations and trading intermediaries who resell raw materials to end-users. In 1994, Kaiser sold all of its bauxite to one customer, and sold alumina to 12 customers, the largest and top five of which accounted for approximately 19% and 82% of such sales, respectively. Among alumina producers, Kaiser believes it is now the world's second largest seller of alumina to third parties. Kaiser's strategy is to sell a substantial portion of the bauxite and alumina available to it in excess of its internal refining and smelting requirements pursuant to multi-year sales contracts. Marketing and sales efforts are conducted by executives of the alumina business unit and Kaiser. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Trends--Aluminum Operations-- Sensitivity to Prices and Hedging Programs."

     PRIMARY ALUMINUM PRODUCTS
     The following table lists Kaiser's primary aluminum smelting facilities as of December 31, 1994:



                                                     ANNUAL
                                                      RATED      TOTAL
                                                    CAPACITY     ANNUAL       1994
                                          COMPANY   AVAILABLE    RATED     OPERATING
          LOCATION            FACILITY   OWNERSHIP  TO KAISER   CAPACITY      RATE
---------------------------  ---------- ----------  ---------  ----------  ----------
                                                     (TONS)     (TONS)
Domestic
     Washington                 Mead       100%       200,000    200,000      80%
     Washington                Tacoma      100%        73,000     73,000      76%
                                                   ---------- ----------
          Subtotal                                    273,000    273,000
                                                   ========== ==========

International
     Ghana                      Valco       90%       180,000    200,000      70%
     Wales, United Kingdom    Anglesey      49%        55,000    112,000     113%
                                                   ---------- ----------
          Subtotal                                    235,000    312,000
                                                   ---------- ----------

          Total                                       508,000    585,000
                                                   ========== ==========


     Kaiser owns two smelters located at Mead and Tacoma, Washington, where alumina is processed into primary aluminum. The Mead facility uses pre-bake technology and produces primary aluminum, almost all of which is used at Kaiser's Trentwood fabricating facility and the balance of which is sold to third parties. The Tacoma plant uses Soderberg technology and produces primary aluminum and high-grade, continuous-cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum. Both smelters have achieved significant production efficiencies in recent years through retrofit technology, cost controls, and semi-variable wage and power contracts, leading to increases in production volume and enhancing their ability to compete with newer smelters. At the Mead plant, Kaiser has converted to welded anode assemblies to increase energy efficiency, extended the anode life-cycle in the smelting process, changed from pencil to liquid pitch to produce carbon anodes which achieved environmental and operating savings, and engaged in efforts to increase production through the use of improved, higher-efficiency reduction cells.

     Electrical power represents an important production cost for Kaiser at its Mead and Tacoma smelters. The basic electricity supply contract between the Bonneville Power Administration (the "BPA") and Kaiser expires in 2001. The electricity contracts between the BPA and its direct service industry customers (which consist of 15 energy intensive companies, principally aluminum producers, including Kaiser) permit the BPA to interrupt up to 25% of the amount of power which it normally supplies to such customers. Kaiser has operated its Mead and Tacoma smelters in Washington at approximately 75% of their full capacity since January 1993, when three reduction potlines were removed from production (two at its Mead smelter and one at its Tacoma smelter) in response to a power reduction imposed by the BPA. Although full BPA power was restored as of April 1, 1994, a 25% power reduction was imposed again by the BPA as of August 1, 1994, which reduction continued through November 30, 1994. Full BPA power was restored on December 1, 1994, and the BPA has stated that it expects to be able to provide full service through November 30, 1995. Kaiser has operated its Trentwood fabrication facility without curtailment of its production.

     Through June 1996, Kaiser pays for power on a basis which varies, within certain limits, with the market price of primary aluminum, and thereafter Kaiser will pay for power at rates to be negotiated. Effective October 1, 1993, an increase in the base rate the BPA charged to its direct service industry customers for electricity was adopted, and that rate is expected to remain in effect through September 1995. In February 1995, the BPA issued an initial rate increase announcement which proposed a 5.4% increase to the direct service industry customers. If the proposed increase becomes effective, it would increase production costs at the Mead and Tacoma smelters by approximately $5.0 million per year based on the current operating rate of those smelters. A rate increase could take effect as early as October 1995; however, there is no certainty that the proposed rate increase, or any rate increase, will become effective in October 1995 or at any later time.

     Kaiser manages, and holds a 90% interest in, the Volta Aluminium Company Limited ("Valco") aluminum smelter in Ghana. The Valco smelter uses pre-bake technology and processes alumina supplied by Kaiser and the other participant into primary aluminum under long-term tolling contracts which provide for proportionate payments by the participants in amounts intended to pay not less than all of Valco's operating and financing costs. Kaiser's share of the primary aluminum is sold to third parties. Power for the Valco smelter is supplied under an agreement which expires in 2017.
The agreement indexes two-thirds of the price of the contract quantity to the market price of primary aluminum. The agreement also provides for a review and adjustment of the base power rate and the price index every five years. The most recent review was completed in April 1994 for the 1994-1998 period. Valco has entered into an agreement with the government of Ghana under which Valco has been assured (except in cases of force majeure) that it will receive sufficient electric power to operate at its current level of three and one-half potlines through December 31, 1996, and under which Valco may be assured (except in cases of force majeure) of sufficient electric power to operate up to four and one-half potlines in 1996 if a specified minimum amount of water from which hydroelectric power may be generated is stored behind Okosombo Dam. Kaiser believes that with normal rainfall during 1995 and 1996, Valco should have available sufficient electric power to operate at its current level during 1995 and 1996.

     Kaiser has a 49% interest in the Anglesey Aluminium Limited ("Anglesey") aluminum smelter and port facility at Holyhead, Wales. The Anglesey smelter uses pre-bake technology. Kaiser supplies 49% of Anglesey's alumina requirements and purchases 49% of Anglesey's aluminum output. Kaiser sells its share of Anglesey's output to third parties. Power for the Anglesey aluminum smelter is supplied under an agreement which expires in 2001.

     Kaiser has developed and installed proprietary retrofit technology in all of its smelters. This technology--which includes the redesign of the cathodes and anodes that conduct electricity through reduction cells, improved "feed" systems that add alumina to the cells, and a computerized system that controls energy flow in the cells--enhances Kaiser's ability to compete more effectively with the industry's newer smelters. Kaiser is actively engaged in efforts to license this technology and sell technical and managerial assistance to other producers worldwide, and may participate in joint ventures or similar business partnerships which employ Kaiser's technical and managerial knowledge. See "--Research and Development."

     Kaiser's principal primary aluminum customers consist of large trading intermediaries and metal brokers, who resell primary aluminum to fabricated product manufacturers, and large and small international aluminum fabricators. In 1994, Kaiser sold the approximately 54% of its primary aluminum production not utilized for internal purposes to approximately 35 customers, the largest and top five of which accounted for approximately 25% and 68% of such sales, respectively. Marketing and sales efforts are conducted by a small staff located at the business unit's headquarters in Pleasanton, California, and by senior executives of Kaiser who participate in the structuring of major sales transactions. A majority of the business unit's sales are based upon long-term relationships with metal merchants and end-users. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Trends--Aluminum Operations-- Sensitivity to Prices and Hedging Programs."

     FABRICATED ALUMINUM PRODUCTS
     Kaiser manufactures and markets fabricated aluminum products for the packaging, transportation, construction, and consumer durables markets in the United States and abroad. Sales in these markets are made directly and through distributors to a large number of customers, both domestic and foreign. In 1994, seven domestic beverage container manufacturers constituted the leading customers for Kaiser's fabricated products and accounted for approximately 17% of Kaiser's sales revenue.

     Kaiser's fabricated products compete with those of numerous domestic and foreign producers and with products made with steel, copper, glass, plastic, and other materials. Product quality, price, and availability are the principal competitive factors in the market for fabricated aluminum products. Kaiser has refocused its fabricated products operations to concentrate on selected products in which Kaiser has production expertise, high quality capability, and geographic and other competitive advantages. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Trends--Aluminum Operations--Sensitivity to Prices and Hedging Programs."

     Flat-Rolled Products. The flat-rolled products business unit, the largest of Kaiser's fabricated products businesses, operates the Trentwood sheet and plate mill at Spokane, Washington. The Trentwood facility is Kaiser's largest fabricating plant and accounted for substantially more than one-half of Kaiser's 1994 fabricated aluminum products shipments. The business unit supplies the beverage container market (producing body, lid, and tab stock), the aerospace market, and the tooling plate, heat-treated alloy and common alloy coil markets, both directly and through distributors. Kaiser announced in October 1993 that it was restructuring its flat-rolled products operation at its Trentwood plant to reduce that facility's annual operating costs. The Trentwood restructuring is expected to result in annual cost savings of at least $50.0 million after it has been fully implemented (which is expected to occur by the end of 1995). In connection with the restructuring, the number of salaried employees at Trentwood has been reduced, and it is anticipated that a 25% reduction in the hourly workforce at Trentwood will be achieved by the end of 1995.

     Kaiser's flat-rolled products are sold primarily to beverage container manufacturers located in the western United States and in the Asian Pacific Rim countries where the Trentwood plant's location provides Kaiser with a transportation advantage. Quality of products for the beverage container industry and timeliness of delivery are the primary bases on which Kaiser competes. Kaiser believes that its capital improvements at Trentwood have enhanced the quality of its products for the beverage container industry and the capacity and efficiency of its manufacturing operations and that it is one of the highest quality producers of aluminum beverage can stock in the world.

     In 1994, the flat-rolled products business unit had 26 foreign and domestic can stock customers, the majority of which were beverage can manufacturers (including five of the six major domestic beverage can manufacturers) and the balance of which were brewers. The largest and top five of such customers accounted for approximately 26% and 51%, respectively, of the business unit's sales revenue. In 1994, the business unit shipped products to over 200 customers in the aerospace, transportation, and industrial ("ATI") markets, most of which were distributors who sell to a variety of industrial end-users. The top five customers in the ATI markets for flat-rolled products accounted for approximately 12% of the business unit's sales revenue. The marketing staff for the flat-rolled products business unit is located at the Trentwood facility and in Pleasanton, California. Sales are made directly to customers (including distributors) from eight sales offices located throughout the United States. International customers are served by sales offices in the Netherlands and Japan and by independent sales agents in Asia and Latin America.

     Extruded Products. The extruded products business unit is headquartered in Dallas, Texas, and operates soft-alloy extrusion facilities in Los Angeles, California; Santa Fe Springs, California; Sherman, Texas; and London, Ontario, Canada; a cathodic protection business located in Tulsa, Oklahoma that also extrudes both aluminum and magnesium; rod and bar facilities in Newark, Ohio, a facility in Jackson, Tennessee, which produce screw machine stock, redraw rod, forging stock, and billet; and a facility in Richland, Washington, which is expected to be in full operation in the second quarter of 1995 and which will produce seamless tubing in both hard and soft alloys for the automotive, other transportation, export, recreation, agriculture, and other industrial markets. Each of the soft-alloy extrusion facilities has fabricating capabilities and provides finishing services. The extruded products business unit's major markets are in the transportation industry, to which it provides extruded shapes for automobiles, trucks, trailers, cabs, and shipping containers, and distribution, durable goods, defense, building and construction, ordnance, and electrical markets. In 1994, the extruded products business unit had over 950 customers for its products, the largest and top five of which accounted for approximately 6% and 20%, respectively, of its sales revenue. Sales are made directly from plants as well as marketing locations across the United States.

     Forgings. The forgings business unit operates forging facilities at Erie, Pennsylvania; Oxnard, California; and Greenwood, South Carolina; and a machine shop at Greenwood, South Carolina. The forgings business unit is one of the largest producers of aluminum forgings in the United States and is a major supplier of high-quality forged parts to customers in the automotive, commercial vehicle, and ordnance markets. The high strength-to-weight properties of forged aluminum make it particularly well suited for automotive applications. In 1994, the forgings business unit had over 300 customers for its products, the largest and top five of which accounted for approximately 30% and 69%, respectively, of the forgings business unit's sales revenue. The forgings business unit's headquarters is located in Erie, Pennsylvania, and additional sales, marketing, and engineering groups are located in the midwestern and western United States.

     COMPETITION
     Aluminum products compete in many markets with steel, copper, glass, plastic, and numerous other materials. Within the aluminum business, Kaiser competes with both domestic and foreign producers of bauxite, alumina, and primary aluminum, and with domestic and foreign fabricators. Many of Kaiser's competitors have greater financial resources than Kaiser. Kaiser's principal competitors in the sale of alumina include Alcoa of Australia Ltd., Glencore Ltd., and Pechiney S.A. Kaiser competes with most aluminum producers in the sale of primary aluminum.

     Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality, and availability. Kaiser also competes with a wide range of domestic and international fabricators in the sale of fabricated aluminum products. Competition in the sale of fabricated products is based upon quality, availability, price, and service, including delivery performance. Kaiser concentrates its fabricating operations on selected products in which Kaiser has production expertise, high quality capability, and geographic and other competitive advantages. Kaiser believes that, assuming the current relationship between worldwide supply and demand for alumina and primary aluminum does not change materially, the loss of any one of Kaiser's customers, including intermediaries, would not have a material adverse effect on Kaiser' business or operations.

     RESEARCH AND DEVELOPMENT
     Kaiser conducts research and development activities principally at four facilities - the Center for Technology ("CFT") in Pleasanton, California; the Primary Aluminum Products Division Technology Center ("DTC") adjacent to the Mead smelter in Washington; the Alumina Development Laboratory ("ADL") at the Gramercy, Louisiana refinery and the Automotive Product Development Office located near Detroit, Michigan. Net expenditures for Company-sponsored research and development activities were $16.7 million in 1994, $18.5 million in 1993, and $13.5 million in 1992. Kaiser's research staff totaled 166 at December 31, 1994. Kaiser estimates that research and development net expenditures will be in the range of approximately $20.0 - $22.0 million in 1995.

     CFT performs research and development across a range of aluminum process and product technologies to support the business units of Kaiser and new business opportunities and selectively offers technical services to third parties. The largest and most notable single project being developed at CFT is a "micromill" process for producing can body sheet. The micromill concept allows elimination of a large share of the traditional ingot process and a dramatic reduction in equipment and processing costs.
A pilot facility has been constructed and operated at CFT. Based on the results achieved so far, Kaiser hopes to finalize in 1995 plans for construction of a full-scale commercial micromill.

     DTC maintains specialized laboratories and a miniature carbon plant where experiments with new anode and cathode technology are performed. ADL provides improved alumina process technology to Kaiser facilities and technical support to new business ventures in cooperation with Kaiser's international business development group. The Automotive Product Development Office is a sales and application engineering facility located near Detroit-area carmakers and works with customers, CFT and plant personnel, to create new automotive component designs and improve existing products.

     Kaiser is actively engaged in efforts to license its technology and sell technical and managerial assistance to other producers worldwide. Pursuant to various arrangements, Kaiser's technology has been installed in alumina refineries, aluminum smelters and rolling mills located in the United States, Sweden, Germany, Russia, India, Australia, Korea, New Zealand, Ghana, the United Kingdom, Jamaica and Europe. Kaiser's technology sales and revenue from technical assistance to third parties were $10.0 million in 1994, $12.8 million in 1993, and $14.1 million in 1992.

     EMPLOYEES
     During 1994, Kaiser employed an average of 9,740 persons, compared with an average of 10,220 employees in 1993, and 10,130 employees in 1992. At December 31, 1994, Kaiser's work force was approximately 9,500, including a domestic work force of approximately 5,800, of whom approximately 4,000 were paid at an hourly rate. Most hourly paid domestic employees are covered by collective bargaining agreements with various labor unions. Approximately 71% of such employees are covered by a master agreement (the "Labor Contract") with the United Steelworkers of America ("USWA") which expires on September 30, 1998. The Labor Contract covers Kaiser's plants in Spokane (Trentwood and Mead) and Tacoma, Washington; Gramercy, Louisiana; and Newark, Ohio.

     The Labor Contract provides for base wages at all covered plants. In addition, workers covered by the Labor Contract may receive quarterly bonus payments based on various indices of profitability, productivity, efficiency, and other aspects of specific plant performance, as well as, in certain cases, the price of alumina or primary aluminum. Pursuant to the Labor Contract, base wage rates were raised effective January 2, 1995 and will be raised an additional amount effective November 6, 1995 and November 3, 1997, and an amount in respect of the cost of living adjustment under the previous master agreement will be phased into base wages during the term of the Labor Contract. In the second quarter of 1995, Kaiser will acquire up to $2,000 of preference stock held in a stock plan for the benefit of each of approximately 82% of the employees covered by the Labor Contract and in the first half of 1998 up to an additional $4,000 of such preference stock held in such plan for the benefit of substantially the same employees. In addition, if a profitability test is satisfied, Kaiser will acquire during 1996 or 1997 up to an additional $1,000 of such preference stock held in such plan for the benefit of substantially the same employees. Kaiser will make comparable acquisitions of preference stock held for the benefit of each of certain salaried employees. Kaiser considers its employee relations to be satisfactory.

     See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Trends--Aluminum Operations--Labor Matters."

     ENVIRONMENTAL MATTERS
     Kaiser is subject to a wide variety of international, state, and local environmental laws and regulations ("Environmental Laws") which continue to be adopted and amended. The Environmental Laws regulate, among other things, air and water emissions and discharges; the generation, storage, treatment, transportation, and disposal of solid and hazardous waste; the release of hazardous or toxic substances, pollutants and contaminants into the environment; and, in certain instances, the environmental condition of industrial property prior to transfer or sale. In addition, Kaiser is subject to various federal, state, and local workplace health and safety laws and regulations ("Health Laws").

     From time to time, Kaiser is subject, with respect to its current and former operations, to fines or penalties assessed for alleged breaches of the Environmental and Health Laws and to claims and litigation brought by federal, state or local agencies and by private parties seeking remedial or other enforcement action under the Environmental and Health Laws or damages related to alleged injuries to health or to the environment, including claims with respect to certain waste disposal sites and the remediation of sites presently or formerly operated by Kaiser. See "Item 3. Legal Proceedings--Kaiser Environmental Litigation." Kaiser currently is subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). Kaiser, along with certain other entities, has been named as a Potentially Responsible Party ("PRP") for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA and, in certain instances, may be exposed to joint and several liability for those costs or damages to natural resources. Kaiser's Mead, Washington, facility has been listed on the National Priorities List under CERCLA. In addition, in connection with certain of its asset sales, Kaiser has indemnified the purchasers of assets with respect to certain liabilities (and associated expenses) resulting from acts or omissions arising prior to such dispositions, including environmental liabilities. While uncertainties are inherent in the final outcome of these matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, Management believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position or results of operations.

     Environmental capital spending was $11.9 million in 1994, $12.6 million in 1993, and $13.1 million in 1992. Annual operating costs for pollution control, not including corporate overhead or depreciation, were approximately $23.1 million in 1994, $22.4 million in 1993, and $21.6 million in 1992. Legislative, regulatory, and economic uncertainties make it difficult to project future spending for these purposes. However, Kaiser currently anticipates that in the 1995-1996 period, environmental capital spending will be within the range of approximately $15.0 - $18.0 million per year, and operating costs for pollution control will be within the range of $25.0 - $27.0 million per year. In addition, $3.6 million in cash expenditures in 1994, $7.2 million in 1993, and $9.6 million in 1992 were charged to previously established reserves relating to environmental cost. Approximately $11.4 million is expected to be charged to such reserves in 1995.

     See also Note 9 to the Consolidated Financial Statements.

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

  PACIFIC LUMBER OPERATIONS

     TIMBERLANDS
     Pacific Lumber owns and manages approximately 189,000 acres of commercial timberlands in Humboldt County in northern California. These timberlands contain approximately three-quarters redwood and one-quarter Douglas-fir timber. Pacific Lumber's acreage is virtually contiguous, is located in close proximity to its sawmills and contains an extensive (1,100 mile) network of roads. These factors significantly reduce harvesting costs and facilitate Pacific Lumber's forest management techniques. The extensive roads throughout Pacific Lumber's timberlands facilitate log hauling, serve as fire breaks and allow Pacific Lumber's foresters access to employ forest stewardship techniques which protect the trees from forest fires, erosion, insects and other damage.

     Approximately 179,000 acres of Pacific Lumber's timberlands are owned by Scotia Pacific Holding Company (the "SPHC Timberlands"), a special purpose Delaware corporation and wholly owned subsidiary of Pacific Lumber. Pacific Lumber has the exclusive right to harvest (the "Pacific Lumber Harvest Rights") approximately 8,000 non-contiguous acres of the SPHC Timberlands consisting substantially of virgin old growth redwood and virgin old growth Douglas-fir timber located on numerous small parcels throughout the SPHC Timberlands. Substantially all of SPHC's assets, including the SPHC Timberlands, are pledged as security for SPHC's 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes"). Pacific Lumber harvests and purchases from SPHC all or substantially all of the logs harvested from the Subject Timberlands. See "--Pacific Lumber Operations-- Relationships among Pacific Lumber, SPHC and Britt Lumber" for a description of this and other relationships among Pacific Lumber, SPHC and Britt.

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

     Pacific Lumber has engaged in extensive efforts, at relatively low cost, to supplement the natural regeneration of timber and increase the amount of timber on its timberlands. Regeneration of redwood timber generally is accomplished through the natural growth of redwood sprouts from the stump remaining after a redwood tree is harvested. Such new redwood sprouts grow quickly, thriving on existing mature root systems. In addition, Pacific Lumber supplements natural redwood generation by planting redwood seedlings. Douglas-fir timber grown on Pacific Lumber's timberlands is regenerated almost entirely by planting seedlings. During the 1993-94 planting season (December through March), Pacific Lumber planted approximately 554,000 redwood and Douglas-fir seedlings.

     HARVESTING PRACTICES
     The ability of Pacific Lumber to sell logs or lumber products will depend, in part, upon its ability to obtain regulatory approval of timber harvesting plans ("THPs"). THPs are required to be filed with the California Department of Forestry ("CDF") prior to the harvesting of timber and are designed to comply with existing environmental laws and regulations. The CDF's evaluation of proposed THPs incorporates review and analysis of such THPs provided by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. The method of harvesting as set forth in a THP is chosen from among a number of accepted methods based upon suitability to the particular site conditions. Pacific Lumber maintains a detailed geographical information system covering its timberlands (the "GIS"). The GIS covers numerous aspects of Pacific Lumber's properties, including timber type, tree class, wildlife data, roads, rivers and streams. By carefully monitoring and updating this data base, Pacific Lumber's foresters are able to develop detailed THPs which are required to be filed with and approved by the CDF prior to the harvesting of timber. Pacific Lumber also utilizes a Global Positioning System ("GPS") which allows precise location of geographic features through satellite positioning. Use of the GPS greatly enhances the quality and efficiency of GIS data.

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

     See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Trends--Forest Products Operations."

     PRODUCTION FACILITIES
     Pacific Lumber owns four highly mechanized sawmills and related facilities located in Scotia, Fortuna and Carlotta, California. The sawmills historically have been supplied almost entirely from timber harvested from Pacific Lumber's timberlands. Since 1986, Pacific Lumber has implemented numerous technological advances which have increased the operating efficiency of its production facilities and the recovery of finished products from its timber. Over the past three years, Pacific Lumber's annual lumber production has averaged approximately 259 million board feet, with approximately 286, 228 and 264 million board feet produced in 1994, 1993 and 1992, respectively. Pacific Lumber operates a finishing plant which processes rough lumber into a variety of finished products such as trim, fascia, siding and paneling. These finished products include the industry's largest variety of customized trim and fascia patterns. Pacific Lumber also enhances the value of some grades of common grade lumber by cutting out knot-free pieces and reassembling them into longer or wider pieces in Pacific Lumber's state-of-the-art end and edge glue plant. The result is a standard sized upper grade product which can be sold at a significant premium over common grade products. Pacific Lumber owns and operates 34 kilns, having an annual capacity of approximately 95 million board feet, to dry its upper grades of lumber efficiently in order to produce a quality, premium product. Pacific Lumber also maintains several large enclosed storage sheds which hold approximately 25 million board feet of lumber.

     In addition, Pacific Lumber owns and operates a modern 25-megawatt cogeneration power plant which is fueled almost entirely by the wood residue from Pacific Lumber's milling and finishing operations. This power plant generates substantially all of the energy requirements of Scotia, California, the town adjacent to Pacific Lumber's timberlands owned by Pacific Lumber where several of its manufacturing facilities are located. Pacific Lumber sells surplus power to Pacific Gas and Electric Company. In 1994, the sale of surplus power to Pacific Gas and Electric Company accounted for approximately 2% of Pacific Lumber's total revenues.

     PRODUCTS
     Lumber. Pacific Lumber primarily produces and markets lumber. In 1994, Pacific Lumber sold approximately 272 million board feet of lumber, which accounted for approximately 82% of Pacific Lumber's total revenues. Lumber products vary greatly by the species and quality of the timber from which it is produced. Lumber is sold not only by grade (such as "upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

     Redwood lumber is Pacific Lumber's largest product category, constituting approximately 77% of Pacific Lumber's total lumber revenues and 63% of Pacific Lumber's total revenues in 1994. Redwood is commercially grown only along the northern coast of California and possesses certain unique characteristics which permit it to be sold at a premium to many other wood products. Such characteristics include its natural beauty, superior ability to retain paint and other finishes, dimensional stability and innate resistance to decay, insects and chemicals. Upper grade redwood lumber, which is derived primarily from old growth trees and is characterized by an absence of knots and other defects and a very fine grain, is used primarily in more costly and distinctive interior and exterior applications. During 1994, upper grade redwood lumber products accounted for approximately 17% of Pacific Lumber's total lumber production volume (on a net board foot basis), 41% of its total lumber revenues and 33% of its total revenues. Common grade redwood lumber, Pacific Lumber's largest volume product, has many of the same aesthetic and structural qualities of redwood uppers, but has some knots, sapwood and a coarser grain. In 1994, common grade redwood lumber accounted for approximately 58% of Pacific Lumber's total lumber production volume (on a net board foot basis), 36% of its total lumber revenues and 29% of its total revenues.

     Douglas-fir lumber is used primarily for new construction and some decorative purposes and is widely recognized for its strength, hard surface and attractive appearance. Douglas-fir is grown commercially along the west coast of North America and in Chile and New Zealand. Upper grade Douglas-fir lumber is derived primarily from old growth Douglas-fir timber and is used principally in finished carpentry applications. In 1994, upper grade Douglas-fir lumber accounted for approximately 3% of Pacific Lumber's total lumber production volume (on a net board foot basis), 7% of its total lumber revenues and 5% of its total revenues. Common grade Douglas-fir lumber is used for a variety of general construction purposes and is largely interchangeable with common grades of other whitewood lumber. In 1994, common grade Douglas-fir lumber accounted for approximately 20% of Pacific Lumber's total lumber production volume, 13% of its total lumber revenues and 10% of its total revenues.

     Logs. Pacific Lumber currently sells certain logs that, due to their size or quality, cannot be efficiently processed by its mills into lumber. The purchasers of these logs are largely Britt, and surrounding mills which do not own sufficient timberlands to support their mill operations. In 1994, log sales accounted for approximately 9% of Pacific Lumber's total revenues. See "--Relationships among Pacific Lumber, SPHC and Britt Lumber" below. Except for the agreement with Britt described below, Pacific Lumber does not have any significant contractual relationships with any third parties relating to the purchase of logs. Pacific Lumber has historically not purchased significant quantities of logs from third parties; however, Pacific Lumber may from time to time purchase logs from third parties for processing in its mills or for resale to third parties if, in the opinion of management, economic factors are advantageous to the Company. See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations-- Forest Products Operations--Operating Income" for a description of 1993 log purchases by Pacific Lumber due to inclement weather conditions.

     Wood Chips. In 1990, Pacific Lumber installed a whole-log chipper to produce wood chips from hardwood trees which were previously left as waste. These chips primarily are sold to third parties for the production of facsimile and other specialty papers. In 1994, hardwood chips accounted for approximately 4% of Pacific Lumber's total revenues. Pacific Lumber also produces softwood chips from the wood residue and waste from its milling and finishing operations. In 1994, softwood chips accounted for approximately 4% of Pacific Lumber's total revenues.

     BACKLOG AND SEASONALITY
     Pacific Lumber's backlog of sales orders at December 31, 1994 and 1993 was approximately $11.9 million and $16.0 million, respectively, the substantial portion of which was delivered in the first quarter of the succeeding fiscal year. Pacific Lumber has historically experienced lower first and fourth quarter sales due largely to the general decline in construction-related activity during the winter months. As a result, Pacific Lumber's results in any one quarter are not necessarily indicative of results to be expected for the full year.

     MARKETING
     The housing, construction and remodeling markets are the primary markets for Pacific Lumber's lumber products. Pacific Lumber's policy is to maintain a wide distribution of its products both geographically and in terms of the number of customers. Pacific Lumber sells its lumber products throughout the country to a variety of accounts, the large majority of which are wholesalers, followed by retailers, industrial users, exporters and manufacturers. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the Mississippi river, with California accounting for approximately 55% of these sales in 1994. Common grades of Douglas-fir lumber are sold primarily in California. In 1994, no single customer accounted for more than 4% of Pacific Lumber's total revenues. Exports of lumber accounted for approximately 4% of Pacific Lumber's total lumber revenues in 1994.
Pacific Lumber markets its products through its own sales staff which focuses primarily on domestic sales.

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

     EMPLOYEES
     As of March 1, 1995, Pacific Lumber had approximately 1,520 employees.

     RELATIONSHIPS AMONG PACIFIC LUMBER, SPHC AND BRITT LUMBER
     In March 1993, Pacific Lumber consummated its offering of $235 million of 10-1/2% Senior Notes due 2003 (the "Pacific Lumber Senior Notes") and SPHC consummated its offering of $385 million of Timber Notes. Upon the closing of such offerings, Pacific Lumber, SPHC and Britt entered into a variety of agreements. Pacific Lumber and SPHC entered into a Services Agreement (the "Services Agreement") and an Additional Services Agreement (the "Additional Services Agreement"). Pursuant to the Services Agreement, Pacific Lumber provides a variety of operational, management and related services with respect to timberlands containing timber of SPHC ("SPHC Timber") not performed by SPHC's own employees. Pursuant to the Additional Services Agreement, SPHC provides Pacific Lumber with a variety of services, including assisting Pacific Lumber to operate, maintain and harvest its own timber properties.

     Pacific Lumber and SPHC also entered into the Master Purchase Agreement. The Master Purchase Agreement governs all purchases of logs by the Company from SPHC. Each purchase of logs by Pacific Lumber from SPHC is made pursuant to a separate log purchase agreement (which incorporates the terms of the Master Purchase Agreement) for the SPHC Timber covered by an approved THP. Each log purchase agreement generally constitutes an exclusive agreement with respect to the timber covered thereby, subject to certain limited exceptions. The purchase price must be at least equal to a price published periodically by the California State Board of Equalization. As Pacific Lumber purchases logs from SPHC pursuant to the Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing SPHC Timber covered by approved THPs. Title to the harvested logs does not pass to Pacific Lumber until the logs are transported to Pacific Lumber's log decks and measured. Substantially all of SPHC's revenues are derived from the sale of logs to Pacific Lumber under the Master Purchase Agreement.

     Pacific Lumber, SPHC and Salmon Creek also entered into a Reciprocal Rights Agreement granting to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses. In addition, Pacific Lumber entered into an Environmental Indemnification Agreement with SPHC pursuant to which Pacific Lumber agreed to indemnify SPHC from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the SPHC Timberlands.

     Pacific Lumber also entered into an agreement with Britt which governs the sale of logs by Pacific Lumber and Britt to each other, the sale of hog fuel (wood residue) by Britt to Pacific Lumber for use in Pacific Lumber's cogeneration plant, the sale of lumber by Pacific Lumber and Britt to each other, and the provision by Pacific Lumber of certain administrative services to Britt (including accounting, purchasing, data processing, safety and human resources services). The logs which Pacific Lumber sells to Britt and which are used in Britt's manufacturing operations are sold at approximately 75% of applicable SBE prices (to reflect the lower quality of these logs). Logs which either Pacific Lumber or Britt purchases from third parties and which are then sold to each other are transferred at the actual cost of such logs. Hog fuel is sold at applicable market prices, and administrative services are provided by Pacific Lumber based on Pacific Lumber's actual costs and an allocable share of Pacific Lumber's overhead expenses consistent with past practice.

  BRITT LUMBER OPERATIONS

     BUSINESS
     Britt is located in Arcata, California, approximately 45 miles north of Pacific Lumber's headquarters. Britt's primary business is the processing of small diameter redwood logs into wood fencing products for sale to retail and wholesale customers. Britt was incorporated in 1965 and operated as an independent manufacturer of fence products until July 1990, when it was purchased by a subsidiary of the Company. Britt purchases small diameter (6 to 14 inch) and short length (6 to 12 feet) redwood logs from Pacific Lumber and a variety of different diameter and different length logs from various timberland owners. Britt processes logs at its mill into a variety of different fencing products, including "dog-eared" 1" x 6" fence stock in six and eight foot lengths, 4" x 4" fence posts in 6 through 12 foot lengths, and other fencing products in 6 through 12 foot lengths. Britt's purchases of logs from third parties are generally consummated pursuant to short-term contracts of twelve months or less. See "--Pacific Lumber Operations--Relationships Among Pacific Lumber, SPHC and Britt Lumber" for a description of Britt's log purchases from Pacific Lumber.

     MARKETING
     In 1994, Britt sold approximately 79 million board feet of lumber products to approximately 83 different customers. Over one-half of its sales were in northern California. The remainder of its 1994 sales were in southern California, Arizona, Colorado, Hawaii, Nevada, Oregon and Washington. The largest and top five of such customers accounted for approximately 35% and 81%, respectively, of such 1994 sales. Britt markets its products through its own sales person to a variety of customers, including distribution centers, industrial remanufacturers, wholesalers and retailers.

     FACILITIES AND EMPLOYEES
     Britt's manufacturing operations are conducted on 12 acres of land, 10 acres of which are leased on a long-term fixed-price basis from an unrelated third party. Fence production is conducted in a 46,000 square foot mill. An 18 acre log sorting and storage yard is located one-quarter of a mile away. The mill was constructed in 1980, and capital expenditures to enhance its output and efficiency are made on a yearly basis. Britt's (single shift) mill capacity, assuming 40 production hours per week, is estimated at 40.3 million board feet of fencing products per year. As of March 1, 1995, Britt employed approximately 100 people.

     COMPETITION
     Management estimates that Britt accounted for approximately one-quarter of the redwood fence market in 1994 in competition with the northern California mills of Louisiana Pacific, Georgia Pacific and Eel River.

  REGULATORY AND ENVIRONMENTAL FACTORS

     Regulatory and environmental issues play a significant role in Pacific Lumber's forest products operations. Pacific Lumber's forest products operations are subject to a variety of California, and in some cases, federal laws and regulations dealing with timber harvesting, endangered species, and air and water quality. These laws include the California Forest Practice Act (the "Forest Practice Act"), which requires that timber harvesting operations be conducted in accordance with detailed requirements set forth in the Forest Practice Act and in the regulations promulgated thereunder by the California Board of Forestry (the "BOF"). The federal Endangered Species Act (the "ESA") and the California Endangered Species Act (the "CESA") provide in general for the protection and conservation of specifically listed fish, wildlife and plants which have been declared to be endangered or threatened. The California Environmental Quality Act ("CEQA") provides, in general, for protection of the environment of the state, including protection of air and water quality and of fish and wildlife. In addition, the California Water Quality Act requires, in part, that Pacific Lumber's operations be conducted so as to reasonably protect the water quality of nearby rivers and streams. The regulations under certain of these laws are periodically modified. For instance, in March and May 1994, the BOF approved additional rules providing for, among other things, inclusion of additional information in THPs (concerning, among other things, timber generation systems, the presence or absence of fish, wildlife and plant systems, potentially impacted watersheds and compliance with long term sustained yield objectives) and modification of certain timber harvesting practices (including the creation of buffer zones between harvest areas and increases in the amount of timber required to be retained in a harvest area). See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Trends--Forest Products Operations" for a description of the sustained yield regulations. Pacific Lumber does not expect that compliance with such existing laws and regulations will have a material adverse effect on its timber harvesting practices or future operating results. There can be no assurance, however, that future legislation, governmental regulations or judicial or administrative decisions would not adversely affect Pacific Lumber.

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

     In June 1990, the U.S. Fish and Wildlife Service (the "USFWS") designated the northern spotted owl as threatened under the ESA. The owl's range includes all of Pacific Lumber's timberlands. The ESA and its implementing regulations (and related California regulations) generally prohibit harvesting operations in which individual owls might be killed, displaced or injured or which result in significant habitat modification that could impair the survival of individual owls or the species as a whole. Since 1988, biologists have conducted inventory and habitat utilization studies of northern spotted owls on Pacific Lumber's timberlands. Pacific Lumber has developed and the USFWS has given its full concurrence to a comprehensive wildlife management plan for the northern spotted owl (the "Owl Plan"). By incorporating the Owl Plan into each THP filed with the CDF, Pacific Lumber is able to expedite the approval process with respect to its THPs. Both federal and state agencies continue to review and consider possible additional regulations regarding the northern spotted owl. It is uncertain if such additional regulations will become effective or their ultimate content.

     In March 1992, the marbled murrelet was approved for listing as endangered under the CESA. Pacific Lumber has incorporated, and will continue to incorporate as required, additional mitigation measures into its THPs to protect and maintain habitat for marbled murrelets on its timberlands. The California Department of Fish and Game (the "CDFG") requires Pacific Lumber to conduct pre-harvest marbled murrelet surveys and to provide certain other site specific mitigations in connection with its THPs covering virgin old growth timber and unusually dense stands of residual old growth timber. Such surveys can only be conducted during April to July, the murrelets' nesting and breeding season. Accordingly, such surveys are expected to delay the review and approval process with respect to certain of the THPs filed by Pacific Lumber. The results of such surveys could prevent Pacific Lumber from conducting certain of its harvesting operations. In October 1992, the USFWS issued its final rule listing the marbled murrelet as a threatened species under the ESA in the tri-state area of Washington, Oregon and California. In January 1994, the USFWS proposed designation of critical habitat for the marbled murrelet under the ESA. This proposal is subject to public comment, hearings and possible future modification. Both federal and state agencies continue to review and consider possible additional regulations regarding the marbled murrelet. It is uncertain if such additional regulations will become effective or their ultimate content.

     Pacific Lumber's wildlife biologist is conducting research concerning the marbled murrelet on Pacific Lumber's timberlands and is currently developing a comprehensive management plan for the marbled murrelet (the "Murrelet Plan") similar to the Owl Plan. Pacific Lumber is continuing to work with the USFWS and the other government agencies on the Murrelet Plan. It is uncertain when the Murrelet Plan will be completed.

     Laws and regulations dealing with Pacific Lumber's operations are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. From time to time, bills are introduced in the California legislature and the U.S. Congress which relate to the business of Pacific Lumber, including the protection and acquisition of old growth and other timberlands, endangered species, environmental protection and the restriction, regulation and administration of timber harvesting practices. Because such bills are subject to amendment, it is premature to assess the ultimate content of these bills, the likelihood of any of the bills passing, or the impact of any of these bills on the consolidated financial position or results of operations of the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge. In addition to existing and possible new or modified statutory enactments, regulatory requirements, administrative and legal actions, the California timber industry remains subject to potential California or local ballot initiatives and evolving federal and California case law which could affect timber harvesting practices. It is, however, impossible to assess the effect of such matters on the future operating results or consolidated financial position of the Company.

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

     PROPERTIES
     Texas. In 1991, a subsidiary of the Company purchased for approximately $122.0 million a portfolio of real property and loans secured by real property at auction from the Resolution Trust Corporation (consisting of twenty-seven properties and twenty-eight loans). Substantially all of the real property was located in Texas, with the largest concentration in the vicinity of San Antonio, Houston, Austin and Dallas. During 1992, $13.8 million of loans were sold or paid off and six properties were sold for an aggregate of $5.3 million. In 1993, $9.8 million of loans were sold or paid off and eighteen properties were sold for an aggregate of $117.7 million. During 1994, $2.9 million of loans were sold or paid off and two properties were sold for an aggregate of $11.3 million. As of December 31, 1994, the Company had six of the original loans and fifteen of the original properties remaining. All of the remaining assets are being marketed by the Company.

     Palmas del Mar. Palmas del Mar ("Palmas"), a resort, time-sharing and land development and sales business, located on the southeastern coast of Puerto Rico near Humacao, was acquired in 1984. Originally 2,762 acres, Palmas now includes approximately 2,140 acres of undeveloped land, 100 condominiums utilized in its time-sharing program (comprising 5,300 time-share intervals of which approximately 1,135 remain to be sold), a 100-room hotel and adjacent executive convention center known as the Candelero Hotel, a 23-room luxury hotel known as the Palmas Inn, a casino, a Gary Player-designed 18-hole golf course, 20 tennis courts, golf and tennis pro shops, restaurants, beach and pool facilities, an equestrian center and a sailing center. Certain stores and restaurants and the equestrian center are operated by third parties. Approximately 1,300 private residences and a marina are owned by third parties. A number of these private residences are made available to Palmas by their owners throughout the year for rental to vacationers. Since 1985, the Company has been actively engaged in the development and sale of condominiums, estate lots and villas. In 1994, Palmas sold approximately twenty-two acres of undeveloped land, twenty-two condominium units, three estate lots and fifty time-share intervals.

     Fountain Hills. In 1968, a subsidiary of the Company purchased and began developing approximately 12,100 acres of real property at Fountain Hills, Arizona, which is located near Phoenix and adjacent to Scottsdale, Arizona. As of December 31, 1994, Fountain Hills had approximately 5,000 acres of undeveloped land, 107 commercial and industrial lots and 56 developed residential lots available for sale. The population of Fountain Hills is approximately 13,000. The Company is planning the development of certain of its remaining acreage. Future sales are expected to consist mainly of undeveloped acreage, semi-developed parcels and fully-developed lots, although the Company may engage in limited construction and direct sale of residential units. In 1994, approximately 181 lots and 161 acres were sold. Additionally, in 1994 a subsidiary of the Company entered into a venture to develop 950 acres in Fountain Hills in an area known as SunRidge Canyon.

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

     COMPETITION AND REGULATION AND OTHER INDUSTRY FACTORS
     There is intense competition among companies in the real estate development business and the commercial real estate business for sales to residential and commercial lot purchasers and to commercial property investors. Sales and payments on real estate sales obligations depend, in part, on available financing and disposable income and, therefore, are affected by changes in general economic conditions and other factors. The real estate development business and commercial real estate business are subject to other risks such as shifts in population, fluctuations in the real estate market, and unpredictable changes in the desirability of residential, commercial and industrial areas. The resort and time-sharing business of Palmas competes with similar businesses in the Caribbean, Florida and other locations. The resort operations of Palmas are seasonal and are subject to, among other things, the condition of the United States economy and tourism business in Puerto Rico.

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

SAM HOUSTON RACE PARK

     ACQUISITION AND INITIAL OPERATIONS
     On July 8, 1993, subsidiaries of the Company acquired, for a total investment of $9.1 million, the following interests in Sam Houston Race Park, a Class 1 thoroughbred and quarter horse racing facility (the "Race Park") located in the greater Houston metropolitan area: (i) a 28.7% equity interest in Sam Houston Race Park, Ltd. (the "Partnership"), which owns the land, facilities and the racing license with respect to the Race Park, (ii) all of the outstanding Class B Common Stock of the sole general partner (the "General Partner") of the Partnership, (representing a further 1% equity interest in the Partnership), and (iii) a 75% interest in Race Track Management Enterprises, the manager of the Race Park. The Race Park commenced operations on April 29, 1994, but has sustained substantial operating losses since commencing operations. The General Partner has taken a number of steps intended to improve the Race Park's operations, including strengthening on-site management, reducing general and administrative costs, negotiating amendments to the contracts for purse payments, principally to reduce purse payments, and negotiating reductions with other obligees. In addition to its efforts to strengthen the Race Park's operations, in September 1994 the General Partner conducted a capital call for $6.5 million in additional capital for the Partnership (the "Capital Call"). A substantial portion of the proceeds of the Capital Call ($5.6 million) was contributed by a wholly owned subsidiary of the Company pursuant, in large degree, to its oversubscription rights arising from limited participation by other partners. As a result of the Capital Call, the Company's equity interest in the Partnership held by its subsidiaries increased to approximately 45.0%. The Company through its subsidiaries is the largest limited partner in the Partnership.

     The cash received from the Capital Call was expected to be used, among other things, to make the January 15, 1995 interest payment on the Partnership's 11-3/4% Senior Secured Notes (the "SHRP Notes"). However, in order to continue operations, the Partnership was required to use a portion of the cash that had been expected to be used for such interest payment. Accordingly, the Partnership has defaulted on the $4.4 million semi-annual interest payment that was due on January 15, 1995 with respect to the SHRP Notes. Certain of the holders of the SHRP Notes have formed an unofficial committee (the "Committee"), and the Committee has retained counsel and a financial advisor (at the Partnership's expense) to advise them in this matter. The General Partner has retained a financial advisor and entered into ongoing discussions with representatives of the Committee regarding the restructuring of the SHRP Notes. However, there can be no assurance that the General Partner and the Committee will reach an agreement or as to the terms of any such agreement. See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition and Investing and Financing Activities--Parent Company."

     RACING OPERATIONS AND RACE PARK FACILITIES
     The Race Park offers pari-mutuel wagering on live thoroughbred or quarter horse racing or simulcast racing generally seven days a week throughout the year. Simulcasting is the process by which live races held at one facility are broadcast simultaneously to other locations at which additional wagers are placed on the race being broadcast. In addition to revenues from wagering and simulcasting, the Race Park derives revenues from admission fees, food services, club memberships, luxury suites, advertising sales and other sources. The Race Park is located on approximately 215 acres of land in northwest Harris County approximately 18 miles from the Houston central business district and approximately 15 miles from Houston Intercontinental Airport. The Race Park has a one-mile dirt track and a one and one-eighth mile turf course. The Race Park is bordered by the Sam Houston Parkway on the north and is accessible by freeway.

     RACING OPERATIONS
     The ownership and operation of horse racetracks in Texas are subject to significant regulation by the Texas Racing Commission (the "Racing Commission") under the Texas Racing Act and related regulations (collectively, the "Racing Act"). The Racing Act provides, among other things, for how wagering proceeds are to be allocated among betting participants, horsemens purses, racetracks, the State of Texas and for other purposes, and empowers the Racing Commission to license and regulate substantially all aspects of horse racing in the state. The Racing Commission must approve the number of live race days that may be offered at the Race Park each year, as well as all simulcast agreements.

     MARKETING AND COMPETITION
     The Race Park competes with other forms of entertainment, including casinos located a little over 100 miles from Houston, a greyhound racetrack located 60 miles from the Race Park and a wide range of live and televised professional and collegiate sporting events that are available in the Houston area. The Race Park could in the future also compete with other forms of gambling in Texas, including casino gambling on Indian reservations or otherwise.

EMPLOYEES

     At March 1, 1994, the Company and its subsidiaries employed approximately 2,500 persons, exclusive of those involved in Aluminum Operations.

ITEM 2.   PROPERTIES

     For information concerning the principal properties and operations of the Company, see Item 1. "Business."

ITEM 3.   LEGAL PROCEEDINGS

KAISER ENVIRONMENTAL LITIGATION

     ABERDEEN PESTICIDE DUMPS SITE MATTER
     The Aberdeen Pesticide Dumps Site, listed on the Superfund National Priorities List, is composed of five separate sites around the town of Aberdeen, North Carolina (collectively, the "Sites"). The Sites are of concern to the United States Environmental Protection Agency (the "EPA") because of their past use as either pesticide formulation facilities or pesticide disposal areas from approximately the mid-1930's through the late-1980's. The United States originally filed a cost recovery complaint (as amended, the "Complaint") in the United States District Court for the Middle District of North Carolina, Rockingham Division, No. C-89-231-R, which, as amended, includes KACC and a number of other defendants. The Complaint seeks reimbursement for past and future response costs and a determination of liability of the defendants under Section 107 of CERCLA. The EPA has performed a Remedial Investigation/Feasibility Study and issued a Record of Decision ("ROD") for the Sites in September 1991. The major remedy selected for the Sites would have a cost of approximately $32 million. Other possible remedies described in the ROD would have estimated costs of approximately $53 million and $222 million, respectively. The EPA has stated that it has incurred past costs at the Sites in the range of $7.5--$8 million as of February 9, 1993, and alleges that response costs will continue to be incurred in the future.

     On May 20, 1993, the EPA issued three unilateral Administrative Orders under Section 106(a) of CERCLA ordering the respondents, including KACC, to perform the remedial design and remedial action described in the ROD for three of the Sites. The estimated cost as set forth in the ROD for the remedial action at the three Sites is approximately $27 million. A number of other companies are also named as respondents. KACC has entered into PRP Participation Agreement with certain of the respondents to participate jointly in responding to the Administrative Orders dated May 20, 1993, regarding soil remediation, to share costs incurred on an interim basis, and to seek to reach a final allocation of costs through agreement or to allow such final allocation and determination of liability to be made by the United States District Court. By letter dated July 6, 1993, KACC has notified the EPA of its ongoing participation with such group of respondents which, as a group, are intending to comply with the Administrative Orders to the extent consistent with applicable law. By letters dated December 30, 1993, the EPA notified KACC of its potential liability for, and requested that KACC, along with a number of other companies, undertake or agree to finance, groundwater remediation at certain of the Sites. The ROD-selected remedy for the groundwater remediation selected by EPA includes a variety of techniques. The EPA has estimated the total present worth cost, including 30 years of operation and maintenance, at approximately $11.8 million. A definitive PRP Participation Agreement with respect to groundwater remediation is under negotiation among certain of the respondents, including KACC, and these respondents are proceeding with work required under the Administrative Orders.

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

     The second lawsuit has not yet been filed. Instead, KACC has entered into negotiations with the EPA to resolve the claims against KACC through a consent decree. The EPA and KACC have made substantial progress in negotiating the terms of the consent decree. The terms of the consent decree currently being negotiated include, in principle, a commitment by KACC to improve emission control equipment at the Trentwood facility and a civil penalty assessment against KACC. The Company anticipates that agreement upon the terms of a consent decree will be reached during 1995. In the event the terms of a consent decree are not agreed upon, the matter would likely be resolved in federal court.

     CATELLUS DEVELOPMENT CORPORATION V. KAISER ALUMINUM & CHEMICAL CORPORATION AND JAMES L. FERRY & SON INC.
     In January 1991, the City of Richmond, et al. (the "Plaintiffs") filed a Second Amended Complaint for Damages and Declaratory Relief against Catellus Development Corporation ("Catellus") and other defendants (collectively, the "Defendants") alleging, among other things, that the Defendants caused or allowed hazardous substances, pollutants, contaminants, debris and other solid wastes to be discharged, deposited, disposed of or released on certain property located in Richmond, California (the "Property") formerly owned by Catellus and leased to KACC for the purpose of shipbuilding activities conducted by KACC on behalf of the United States during World War II. Plaintiffs allege, among other things, that the Defendants are jointly and severally liable for response costs, declaratory relief and natural resources damages under CERCLA, and that Defendant Catellus is strictly liable on grounds of continuing nuisance, continuing trespass and negligence for such discharge, deposit, disposal or release, and is liable for fraudulent concealment of the alleged contamination. Certain of the Plaintiffs have alleged that they had incurred or expect to incur costs and damages in the amount of approximately $49 million, in the aggregate. KACC is alleged to have performed certain excavation activities on the Property and, as a result thereof, to have released contaminants on the Property and to have arranged for the transportation, treatment and disposal of such contaminants.

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

     By an October 1992 letter, counsel for certain underwriters at Lloyd's London and certain London Market insurance companies (the "London Insurers") advised that the London Insurers agreed to reimburse KACC for defense expenses in the third party action filed by Catellus, subject to a full reservation of rights. The Plaintiffs filed a motion for leave to file a Third Amended Complaint which would have added KACC as a first party defendant. This motion was denied. In October 1992, the Plaintiffs served a separate Complaint against KACC for damages and declaratory relief. The claims asserted by the Plaintiffs are for, among other things, (i) response costs, recovery of costs, natural resources damages and declaratory relief under CERCLA; (ii) damages for injury to the Property arising from negligence, and (iii) damages under a theory of strict liability. This matter has been tendered to the London Insurers. On June 24, 1994, the District Court approved a Consent Decree consummating the settlement of the Plaintiffs' CERCLA and tort claims against the United States in exchange for payment of approximately $3.5 million plus 35% of future response costs. Trial of this matter commenced in March 1995.

     PICKETVILLE ROAD LANDFILL MATTER
     In July, 1991, the EPA served on KACC and thirteen other PRPs a Unilateral Administrative Order For Remedial Design and Remedial Action (the "Order") at the Picketville Road Landfill site in Jacksonville, Florida. The EPA seeks remedial design and remedial action pursuant to CERCLA from some, but apparently not all, PRPs based upon a Record of Decision outlining remedial cleanup measures to be undertaken at the site adopted by the EPA in September 1990. The site was operated as a municipal and industrial waste landfill from 1968 to 1977 by the City of Jacksonville. KACC was first notified by the EPA in January 1991, that wastes from one of KACC's plants may have been transported to and deposited in the site. In its Record of Decision, the EPA estimated that the total capital, operations and maintenance costs of its elected remedy for the site would be approximately $9.9 million. In addition, the EPA has reserved the right to seek recovery of its costs incurred relating to the Order, including, but not relating to, reimbursement of the EPA's cost of response. KACC has reached an agreement with certain PRPs who are conducting remedial design and remedial action at the site, under which KACC will fund $146,700 of the cost of the remedial design and remedial action (unless remedial costs exceed $19 million in which event the settlement agreement will be re-opened).

     ASBESTOS-RELATED LITIGATION
     KACC is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by exposure to asbestos during, and as a result of, their employment with KACC or to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. At December 31, 1994, the number of such lawsuits pending was approximately 25,200. See Note 9 to the Consolidated Financial Statements.

OTHER KAISER LITIGATION

     On August 24, 1994, the United States Department of Justice (the "DOJ") issued Civil Investigative Demand No. 11356 ("CID") requesting information from Kaiser regarding (i) its production, capacity to produce, and sales of primary aluminum from January 1, 1991, to the date of the response; (ii) any actual or contemplated reduction in its production of primary aluminum during that period; and (iii) any communications with others regarding any actual, contemplated, possible or desired reductions in primary aluminum production by Kaiser or any of its competitors during that period. Kaiser has submitted documents and interrogatory answers to the DOJ responding to the CID.

     Various other lawsuits and claims are pending against Kaiser. The Company believes that resolution of the lawsuits and claims made against Kaiser, including the matters discussed above, will not have a material adverse effect on Kaiser's consolidated financial position or results of operations.

PACIFIC LUMBER MERGER LITIGATION

     As a result of the below-described settlement of the In Re Ivan F. Boesky Multidistrict Securities Litigation (the "Boesky Settlement"), all material stockholder claims against the Company and other defendants have been resolved and have been dismissed or are in the process of being dismissed.

     During the mid-to-late 1980's, Pacific Lumber was named as defendant along with several other entities and individuals, including the Company and MGI, in various class, derivative and other actions brought in the Superior Court of Humboldt County by former stockholders of Pacific Lumber relating to the cash tender offer (the "Tender Offer") for the shares of Pacific Lumber by a subsidiary of MGI and the subsequent merger (the "Merger"), as a result of which Pacific Lumber became a wholly-owned subsidiary of MGI (the "Humboldt County Lawsuits"). As of the date the Court approved the Boesky Settlement, the Humboldt County Lawsuits which remained open were captioned: Fries, et al. v. Carpenter, et al. (No. 76328) ("Fries State"); Omicini, et al. v. The Pacific Lumber Company, et al. (No. 76974) ("Omicini"); Thompson, et al. v. Elam, et al. (No. 78467) ("Thompson State"); and Russ, et al. v. Milken, et al. (No. DR-85429) ("Russ"). The Humboldt County Lawsuits generally alleged, among other things, that in documents filed with the Securities and Exchange Commission (the "Commission"), the defendants made false statements concerning, among other things, the estimated value of Pacific Lumber's assets, financing for the Tender Offer and the Merger and minority stockholders' appraisal rights, and that the individual directors of Pacific Lumber breached certain fiduciary duties owed stockholders and other constituencies of Pacific Lumber. The Company and MGI were alleged to have aided and abetted these violations and committed other wrongs. The Thompson State, Omicini and Fries State suits sought compensatory damages in excess of $1 billion, exemplary damages in excess of $750 million, rescission and other relief. The Russ suit did not specify the amount of damages sought.

     In 1988, two lawsuits similar to the Humboldt County Lawsuits were filed in the United States District Court, Central District of California-- Fries, et al. v. Hurwitz, et al. (No. 88-3493 RMT) ("Fries Federal") and Thompson, et al. v. MAXXAM Group Inc., et al. (No. 88-06274) ("Thompson Federal"). These actions sought damages and relief similar to that sought in the Humboldt County Lawsuits. In May 1989, the Thompson Federal and Fries Federal actions were consolidated in the In re Ivan F. Boesky Multidistrict Securities Litigation in the United States District Court, Southern District of New York (MDL No. 732 M 21-45-MP) ("Boesky"). An additional action filed in November 1989, entitled American Red Cross, et al. v. Hurwitz, et al. (No. 89 Civ 7722) ("American Red Cross"), was also consolidated with the Boesky action. The American Red Cross action contained allegations and sought damages and relief similar to that contained in the Humboldt County Lawsuits.

     At a fairness hearing held on November 17, 1994, the Court approved a settlement of, and dismissed with prejudice, the pending federal actions against the settling defendants. The actions dismissed with prejudice include specifically: In Re Ivan F. Boesky Multidistrict Securities Litigation; the Fries Federal action; the Thompson Federal action; and the American Red Cross, et al. v. Hurwitz, et al. action. The court's order also provides for the dismissal of all other shareholder claims against the defendants, including dismissal of the Fries State, Omicini, and Russ actions in their entirety, and all shareholder claims in the Thompson State action. Of the approximately $52 million settlement, approximately $33 million was paid by insurance carriers of the Company, MGI and Pacific Lumber, approximately $14.8 million was paid by Pacific Lumber and the balance was paid by the other defendants and through the assignment of certain claims. Dismissals have already been entered or are in process with respect to all of the dismissed actions.

     In September 1989, seven past and present employees of Pacific Lumber brought an action against Pacific Lumber, the Company, MGI, certain current and former directors and officers of the Company, Pacific Lumber and MGI, and First Executive Life Insurance Company ("First Executive") (subsequently dismissed as a defendant) in the United States District Court, Northern District of California, entitled Kayes, et al. v. Pacific Lumber Company, et al. (No. C89-3500) ("Kayes"). Plaintiffs purport to be participants in or beneficiaries of Pacific Lumber's former Retirement Plan (the "Retirement Plan") for whom a group annuity contract was purchased from Executive Life Insurance Company ("Executive Life") in 1986 after termination of the Retirement Plan. The Kayes action alleges that the Company, Pacific Lumber and MGI defendants breached their ERISA fiduciary duties to participants and beneficiaries of the Retirement Plan by purchasing the group annuity contract from First Executive and selecting First Executive to administer the annuity payments. Plaintiffs seek, among other things, a new group annuity contract on behalf of the Retirement Plan participants and beneficiaries. This case was dismissed on April 14, 1993 and was refiled as Jack Miller, et al. v. Pacific Lumber Company, et al. (No. C-89-3500-SBA) ("Miller") on April 26, 1993; the Miller case was dismissed on May 14, 1993. These dismissals have been appealed. On October 3, 1994, the U.S. House of Representatives approved a bill amending ERISA, which had previously been passed by the U.S. Senate, and is intended, in part, to overturn the U.S. District Court's dismissal of the Miller action and to make available certain remedies not previously provided under ERISA. On October 22, 1994, the President signed this legislation (the Pension Annuitants' Protection Act of 1994). As a result of the passage of this legislation, the Miller plaintiffs have asked the U.S. Ninth Circuit Court of Appeals to vacate the U. S. District Court judgment dismissing their case and to remand the case to the U.S. District Court; defendants have opposed this request. It is uncertain what effect, if any, this legislation will have on the pending appeal or the final disposition of this case. The defendants and plaintiff in the DOL civil action have invited the Miller plaintiffs to participate in the court-supervised settlement discussions concerning the Miller and DOL civil actions.

     In June 1991, the U.S. Department of Labor filed a civil action entitled Lynn Martin, Secretary of the U.S. Department of Labor v. The Pacific Lumber Company, et al. (No. 91-1812-RHS) ("DOL civil action") in the United States District Court, Northern District of California, against the Company, Pacific Lumber, MGI and certain of their current and former officers and directors. The allegations in the DOL civil action are substantially similar to that in the Kayes action. The DOL civil action has been stayed pending resolution of the Kayes and Miller appeals. Formal settlement negotiations continue to be overseen by the court in this matter.

     Management is of the opinion that the outcome of the foregoing litigation should not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

RANCHO MIRAGE LITIGATION

     In May 1991, a derivative action entitled Progressive United Corporation v. MAXXAM Inc., et al. (No. 12111) ("Progressive United") was filed in the Court of Chancery, State of Delaware against the Company, Federated Development Company ("Federated"), MCO Properties Inc. ("MCOP"), a wholly-owned subsidiary of the Company, and the Company's Board of Directors. The action alleges abuse of control and breaches of fiduciary obligations based on, and unfair consideration for, the Company's Agreement in Principle with Federated to (a) forgive payments of principal and interest of approximately $32.2 million due from Federated under two loan agreements between MAXXAM and Federated and (b) grant an additional
$11.0 million of consideration to Federated, in exchange for certain real estate assets valued at approximately $42.9 million in Rancho Mirage, California, held by Federated (the "Mirada transactions"). Plaintiff seeks to have the Agreement in Principle rescinded, an accounting under the loan agreements, repayment of any losses suffered by the Company or MCOP, costs and attorneys fees.

     The following six additional lawsuits similar to the Progressive United case have been filed in Delaware Chancery Court challenging the Mirada transactions: NL Industries, et al. v. MAXXAM Inc., et al. (No. 12353); Kahn, et al. v. Federated Development Company, et al. (No. 12373); Thistlethwaite, et al. v. MAXXAM Inc., et al. (No. 12377); Glinert, et al.
v. Hurwitz, et al. (No. 12383); Friscia, et al. v. MAXXAM Inc., et al. (No. 12390); and Kassoway, et al. v MAXXAM Inc., et al. (No. 12404). The Kahn, Glinert, Friscia and Kassoway actions have been consolidated with the Progressive United action into In re MAXXAM Inc./Federated Development Shareholders Litigation (No. 12111); the NL Industries action has been "coordinated" with the consolidated actions; the Thistlethwaite action has been stayed pending the outcome of the consolidated actions. In January 1994, a derivative action entitled NL Industries, Inc., et al. v. Federated Development Company, et al. (No. 94-00630) was filed in the District Court of Dallas County, Texas, against the Company (as nominal defendant) and Federated. This action contains allegations and seeks relief similar to that contained in the In re MAXXAM Inc./Federated Development Shareholders Litigation. With respect to the In Re: MAXXAM Inc./Federated Development Shareholders Litigation, on February 10, 1995, the Court issued its decision disapproving a proposed settlement. With respect to the similar NL Industries Inc., et. al., v. Federated Development Co., et. al. action, the Court is reviewing a previously agreed to stay and related issues in light of the In Re: MAXXAM Inc., Federated Development Shareholders litigation action.

OTHER LITIGATION MATTERS

     The Company is involved in various other claims, lawsuits and other proceedings relating to a wide variety of matters. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                MAXXAM INC.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Reference is made to this section in the portions of the Company's 1994 Annual Report to Stockholders (the "Annual Report") which are included as part of Exhibit 13.1 hereto and incorporated herein by reference.

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

                                MAXXAM INC.

                                  PART III

     Information required under Part III (Items 10, 11, 12 and 13) has been omitted from this report since the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A which involves the election of directors.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  INDEX TO FINANCIAL STATEMENTS

     1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

          The consolidated financial statements and the Report of Independent Public Accountants are included on pages 38 to 67 of the Annual Report which are included as part of Exhibit 13.1 hereto and incorporated herein by reference.

     2.   FINANCIAL STATEMENT SCHEDULES:                               PAGE

          Report of Independent Public Accountants on Financial
            Statement Schedule                                           33
          Schedule III  -  Condensed financial information of
            Registrant at December 31, 1994 and 1993 and for the
            years ended December 31, 1994, 1993 and 1992                 34

          All other schedules are inapplicable or the required information is included in the consolidated financial statements or the notes thereto.

(B)  REPORTS ON FORM 8-K

     None.

(C)  EXHIBITS

     Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 40), which index is incorporated herein by reference.

                                MAXXAM INC.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders and Board of Directors of MAXXAM Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in MAXXAM Inc.'s 1994 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 32 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP


Houston, Texas
February 17, 1995

                                MAXXAM INC.

        SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       BALANCE SHEET (UNCONSOLIDATED)



                                                                DECEMBER 31,
                                                             ------------------
                                                               1994      1993
                                                             --------  --------
                                                                (IN MILLIONS
                                                                 OF DOLLARS)
                           ASSETS

Current assets:
     Cash and cash equivalents                                $  15.5   $  26.7
     Marketable securities                                       20.8      26.9
     Other current assets                                         4.4       5.4
                                                              -------   -------
          Total current assets                                   40.7      59.0
Investment in subsidiaries                                          -       3.6
Deferred income taxes                                            68.4      60.7
Other assets                                                      4.6       6.0
                                                              -------   -------
                                                              $ 113.7   $ 129.3
                                                              =======   =======

            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities                 $  10.5   $   9.3
     Long-term debt, current maturities                           2.4       4.1
                                                              -------   -------
          Total current liabilities                              12.9      13.4
Long-term debt, less current maturities                          44.6      48.0
Losses recognized in excess of investment in subsidiaries       198.9         -
Notes payable to subsidiaries, net of notes receivable and
  advances                                                       12.2     108.6
Other noncurrent liabilities                                    120.4     127.2
                                                              -------   -------
          Total liabilities                                     389.0     297.2
                                                              -------   -------

Stockholders' deficit:
     Preferred stock, $.50 par value; 12,500,000 shares
       authorized; Class A $.05 Non-Cumulative Participating
       Convertible Preferred Stock; shares issued: 1994 -
       669,957 and 1993 - 679,084                                  .3        .3
     Common stock, $.50 par value; 28,000,000 shares
       authorized; shares issued: 10,063,359                      5.0       5.0
     Additional capital                                          53.2      51.2
     Accumulated deficit                                       (302.9)   (180.8)
     Pension liability adjustment                               (11.4)    (23.9)
     Treasury stock, at cost (shares held: preferred - 845;     (19.5)    (19.7)
       common: 1994 - 1,355,768 and 1993 - 1,364,895)         -------   -------
          Total stockholders' deficit                          (275.3)   (167.9)
                                                              -------   -------
                                                              $ 113.7   $ 129.3
                                                              =======   =======


See notes to consolidated financial statements and accompanying notes.

                                     MAXXAM INC.

                       STATEMENT OF OPERATIONS (UNCONSOLIDATED)



                                                          YEARS ENDED DECEMBER 31,
                                                        ---------------------------
                                                          1994      1993      1992
                                                        --------  --------  --------
                                                          (IN MILLIONS OF DOLLARS)
Investment, interest and other income                    $  12.6   $   3.0   $   2.8
Interest expense                                           (11.7)    (13.7)    (15.1)
General and administrative expenses                        (11.0)    (15.4)     (8.4)
Equity in earnings (losses) of subsidiaries               (132.0)   (615.5)      9.3
                                                         -------   -------   -------
Loss before income taxes and cumulative effect of
  changes in accounting principles                        (142.1)   (641.6)    (11.4)
Credit (provision) for income taxes                         20.0      (3.1)      4.1
                                                         -------   -------   -------
Loss before cumulative effect of changes in accounting
  principles                                              (122.1)   (644.7)     (7.3)
Cumulative effect of changes in accounting principles:
     Postretirement benefits other than pensions, net
       of related credit for income taxes of $.2               -       (.4)        -
     Accounting for income taxes                               -      44.9         -
                                                         -------   -------   -------
Net loss                                                 $(122.1)  $(600.2)  $  (7.3)
                                                         =======   =======   =======


See notes to consolidated financial statements and accompanying notes.

                                     MAXXAM INC.

                       STATEMENT OF CASH FLOWS (UNCONSOLIDATED)



                                                          YEARS ENDED DECEMBER 31,
                                                        ---------------------------
                                                          1994      1993      1992
                                                        --------  --------  --------
                                                          (IN MILLIONS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                            $(122.1)  $(600.2)  $  (7.3)
     Adjustments to reconcile net loss to net cash
       provided by (used for) operating activities:
          Equity in losses (earnings) of subsidiaries      132.0     615.5      (9.3)
          Net sales (purchases) of marketable
            securities                                       6.8      18.3     (30.7)
          Amortization of deferred financing costs and
            discounts on long-term debt                       .3        .5        .6
          Cumulative effect of changes in accounting
            principles, net                                    -     (44.5)        -
          Decrease in receivables                            1.1        .8       1.1
          Increase in accrued and deferred income taxes     (7.9)    (13.1)     (6.5)
          Increase (decrease) in accounts payable and
            other liabilities                               (5.3)     24.3      (1.8)
          Other                                              (.2)      2.6      (1.4)
                                                         -------   -------   -------
               Net cash provided by (used for)               4.7       4.2     (55.3)
                 operating activities                    -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of Kaiser Depositary Shares         10.3         -         -
     Dividends received from subsidiaries                    7.5      66.1      18.1
     Investments in and net advances from (to)
       subsidiaries                                        (27.5)    (22.2)     18.0
     Capital expenditures                                    (.4)      (.3)     (1.5)
                                                         -------   -------   -------
               Net cash provided by (used for)             (10.1)     43.6      34.6
                 investing activities                    -------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Redemption, repurchase of and principal payments
       on long-term debt                                    (5.8)    (24.3)     (3.9)
     Proceeds from issuance of common stock                    -         -        .6
                                                         -------   -------   -------
               Net cash used for financing activities       (5.8)    (24.3)     (3.3)
                                                         -------   -------   -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (11.2)     23.5     (24.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              26.7       3.2      27.2
                                                         -------   -------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                 $  15.5   $  26.7   $   3.2
                                                         =======   =======   =======

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
     Distribution received from subsidiary of the
       Company's payable                                 $ 132.0
     Assumption by the Company of subsidiary's payables
       to the Company and affiliates                       (63.1)
     Net assets transferred from subsidiary                        $  30.5
     Dividend of the Company's marketable securities
       received from subsidiary                                              $  14.9

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                       $   7.0   $   6.8   $  11.1
     Income taxes paid (refunded)                            1.1       (.5)     (1.9)


See notes to consolidated financial statements and accompanying notes.

                                MAXXAM INC.

                       NOTES TO FINANCIAL STATEMENTS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


A.   SIGNIFICANT TRANSACTIONS

     On August 4, 1993, MAXXAM Group Inc. ("MGI," a wholly owned subsidiary of the Company) issued $100.0 aggregate principal amount of 11-1/4% Senior Secured Notes due 2003 (the "MGI Senior Notes") and $126.7 aggregate principal amount (approximately $70.0 net of original issue discount) of 12-1/4% Senior Secured Discount Notes due 2003 (the "MGI Discount Notes," which, together with the MGI Senior Notes, are referred to collectively as the "MGI Notes"). The MGI Notes are secured by MGI's pledge of 100% of the common stock of The Pacific Lumber Company, Britt Lumber Co., Inc. and MAXXAM Properties Inc. (wholly owned subsidiaries of MGI) and by the Company's pledge of 28 million shares of the common stock of Kaiser Aluminum Corporation ("Kaiser," a majority owned subsidiary of the Company). Contemporaneously with the issuance of the MGI Notes, MGI (i) transferred to the Company 50 million common shares of Kaiser held by a subsidiary of MGI, representing MGI's (and the Company's) entire interest in Kaiser's common stock, (ii) transferred to the Company 60,075 shares of the Company's common stock held by a subsidiary of MGI, (iii) transferred to the Company certain notes receivable, long-term investments, and other assets, each net of related liabilities, collectively having a carrying value to MGI of approximately $1.1 and (iv) exchanged with the Company 2,132,950 of Kaiser's $.65 Depositary Shares (the "Depositary Shares") (acquired by MGI from Kaiser in exchange for a $15.0 cash loan made by MGI to Kaiser Aluminum & Chemical Corporation, Kaiser's operating subsidiary, in January 1993), such exchange being in satisfaction of a related $15.0 promissory note evidencing a cash loan made by the Company to MGI in January 1993. On the same day, the Company assumed approximately $17.5 of certain liabilities of MGI that were unrelated to MGI's forest products operations or were related to operations which have been disposed of by MGI. Additionally, on September 28, 1993, MGI transferred its interest in Palmas del Mar to the Company.

     During 1994, the Company sold 1,239,400 of the Depositary Shares for an aggregate net proceeds of $10.3, resulting in pre-tax gains of $1.6. The carrying value of the remaining 893,550 Depositary Shares at December 31, 1994 was $6.3. The Company may consummate the sale of all or any portion of the remaining Depositary Shares at any time.

B.   DEFERRED INCOME TAXES

     The deferred income tax assets and liabilities reported in the accompanying unconsolidated balance sheet are determined by computing such amounts on a consolidated basis, for the Company and members of its consolidated federal income tax return group, and then reducing such consolidated amounts by the amounts recorded by the Company's subsidiaries pursuant to their respective tax allocation agreements with the Company. The Company's net deferred income tax assets relate primarily to the excess of the tax basis over financial statement basis with respect to timber and timberlands and real estate of subsidiaries. The Company has concluded that it is more likely than not that these net deferred income tax assets will be realized based in part upon the estimated values of the underlying assets which are in excess of their tax basis.

C.   LONG-TERM DEBT

     Long-term debt consists of the following:



                                                     DECEMBER 31,
                                                   ---------------
                                                     1994     1993
                                                   -------  -------
14% Senior Subordinated Reset Notes due May 20,     $ 25.0   $ 25.0
  2000
12-1/2% Subordinated Debentures due December 15,
  1999, net of discount of $1.7 and $2.4 at
  December 31, 1994 and 1993, respectively            20.9     25.2
Other                                                  1.1      1.9
                                                    ------   ------
                                                      47.0     52.1
Less: current maturities                              (2.4)    (4.1)
                                                    ------   ------
                                                    $ 44.6   $ 48.0
                                                    ======   ======


     Scheduled maturities of long-term debt outstanding at December 31, 1994 are as follows: years ending December 31, 1995 - $2.4; 1996 - $3.6; 1997 - $3.3; 1998 - $3.3; 1999 - $11.0; thereafter - $25.1.

D.   NOTES PAYABLE TO SUBSIDIARIES, NET OF NOTES RECEIVABLE AND ADVANCES

     At December 31, 1994, the Company has unsecured notes payable to its real estate subsidiaries totalling $73.8 (including interest) which consist of a $60.9 note, bearing interest at 6% per annum, and four notes totalling $12.9, bearing interest at 7% per annum. The Company also has secured nonrecourse notes receivable from a real estate subsidiary totalling $43.6 (including interest) which bear interest at 12% per annum on the first $15.0 of principal and at prime plus 1% to 2% per annum on the remaining principal.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who has signed this report on behalf of the Registrant and as the chief financial officer of the Registrant.


                                          MAXXAM INC.


Date: March 27, 1995          By:    /S/ PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                                 Executive Vice President and
                                    Chief Financial Officer
                                 (Principal Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 27, 1995          By:   /S/ CHARLES E. HURWITZ
                                      Charles E. Hurwitz
                                    Chairman of the Board,
                                         President and
                                    Chief Executive Officer


Date: March 27, 1995          By:  /S/ ROBERT J. CRUIKSHANK
                                     Robert J. Cruikshank
                                           Director


Date: March 27, 1995          By:      /S/ EZRA G. LEVIN
                                         Ezra G. Levin
                                           Director


Date: March 27, 1995          By:  /S/ STANLEY D. ROSENBERG
                                     Stanley D. Rosenberg
                                           Director


Date: March 27, 1995          By:    /S/ TERRY L. FREEMAN
                                       Terry L. Freeman
                                     Assistant Controller
                                (Principal Accounting Officer)


                             INDEX OF EXHIBITS



 Exhibit
 Number                          Description
--------   ------------------------------------------------------

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

  3.3      Certificate of Designations of Class A $.05 Non-
           Cumulative Participating Convertible Preferred Stock of the Company, dated July 6, 1994 (incorporated herein by reference to Exhibit 4(c) to the Registration Statement of the Company on Form S-8,
           Registration No. 33-54479)

  3.4      By-laws of the Company, as amended on October 6, 1988
           (incorporated herein by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988)

  4.1      Indenture regarding the Company's 14% Senior
           Subordinated Reset Notes due May 20, 2000
           (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4,
           Registration No. 33-20096)

  4.2 Indenture dated as of November 15, 1979 between the Company and Bank of America National Trust and Savings
           Association, Trustee, regarding the Company's 12-1/2%
           Subordinated Debentures due December 15, 1999
           (incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1980)

 *4.3      Loan and Pledge Agreement, dated as of October 10,
           1994, by and between Custodial Trust Company and the Company

  4.4 Indenture, dated as of August 4, 1993, by and between Shawmut Bank, N.A. and MAXXAM Group Inc. ("MGI") regarding MGI's 11-1/4% Senior Secured Notes due 2003 and 12-1/4% Senior Secured Discount Notes due 2003
           (incorporated herein by reference to Exhibit 4.1 to MGI's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-8857; the "MGI
           1993 Form 10-K")

  4.5      Indenture, dated as of February 1, 1993, among Kaiser
           Aluminum & Chemical Corporation ("KACC"), certain related corporations and The First National Bank of Boston, Trustee, regarding KACC's 12-3/4% Senior
           Subordinated Notes due 2003 (the "KACC Senior
           Subordinated Note Indenture") (incorporated herein by reference to Exhibit 4.1 to KACC's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3605)

  4.6 First Supplemental Indenture, dated as of May 1, 1993 to the KACC Senior Subordinated Note Indenture
           (incorporated herein by reference to Exhibit 4.2 to KACC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, File No. 1-3605)

  4.7 Indenture, dated as of February 17, 1994, among KACC, certain related corporations and First Trust National
           Association, Trustee, regarding KACC's 9-7/8% Senior
           Notes due 2002 (incorporated herein by reference to Exhibit 4.3 to KACC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-
           3605; the "KACC 1993 Form 10-K")

  4.8      Credit Agreement, dated as of February 17, 1994 (the
           "Kaiser 1994 Credit Agreement"), among Kaiser Aluminum
           Corporation ("Kaiser"), KACC, certain financial institutions and BankAmerica Business Credit, Inc., as
           Agent (incorporated herein by reference to Exhibit 4.4 to the KACC 1993 Form 10-K)

  4.9      First Amendment, dated July 21, 1994, to the Kaiser
           1994 Credit Agreement (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Kaiser Aluminum Corporation for the quarter ended June 30, 1994; File No. 1-9447)

  4.10     Second Amendment, dated March 10, 1995, to the Kaiser
           1994 Credit Agreement (incorporated herein by reference to Exhibit 4.6 to the Annual Report on Form
           10-K of Kaiser Aluminum Corporation for the year ended
           December 31, 1994; File No. 1-9447)

  4.11     Certificate of Designation of Series A Mandatory
           Conversion Premium Dividend Preferred Stock of Kaiser, dated June 28, 1993 (incorporated herein by reference to Exhibit 4.3 to Kaiser's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1993, File No. 1-
           9447, the "Kaiser 1993 Third Quarter Form 10-Q")

  4.12     Deposit Agreement between Kaiser and The First
           National Bank of Boston, dated as of June 30, 1993
           (incorporated herein by reference to Exhibit 4.4 to the Kaiser 1993 Third Quarter Form 10-Q)

  4.13     Certificate of Designation of 8.255% Preferred
           Redeemable Increased Dividend Equity Securities of
           Kaiser, dated February 17, 1993 (incorporated herein by reference to Exhibit 4.21 to Kaiser's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-9447; the "Kaiser 1993 Form 10-K")

  4.14     Indenture, dated as of March 23, 1993, between The
           Pacific Lumber Company ("Pacific Lumber") and The
           First National Bank of Boston, as Trustee, regarding
           Pacific Lumber's 10-1/2% Senior Notes due 2003
           (incorporated herein by reference to Exhibit 4.1 to Pacific Lumber's Annual Report on Form 10-K for the fiscal year ended December 31, 1993; File No. 1-9204)

  4.15     Indenture, dated as of March 23, 1993, between Scotia
           Pacific Holding Company ("SPHC") and The First
           National Bank of Boston, as Trustee, regarding SPHC's
           7.95% Timber Collateralized Notes due 2015
           (incorporated herein by reference to Exhibit 4.1 to SPHC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993; File No. 33-55538; the "SPHC
           1993 Form 10-K")

  4.16     Form of Deed of Trust, Security Agreement, Financing
           Statement, Fixture Filing and Assignment, dated as of March 23, 1993, among SPHC, The First National Bank of
           Boston, as Trustee, and The First National Bank of
           Boston, as the Collateral Agent (incorporated herein by reference to Exhibit 4.2 to the SPHC 1993 Form 10-
           K)

  4.17 Revolving Credit Agreement, dated as of June 23, 1993, between Pacific Lumber and Bank of America National
           Trust and Savings Association (incorporated herein by reference to Exhibit 4.19 to Amendment No. 2 to the Form S-2 Registration Statement of MGI, Registration
           No. 33-56332; the "MGI 1993 Registration Statement")

  4.18     Letter Amendment, dated as of October 5, 1993, to the
           Pacific Lumber Revolving Credit Agreement,
           (incorporated herein by reference to Exhibit 4.1 to Pacific Lumber's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-9204)

  4.19     Second Amendment, dated as of May 26, 1994, to Pacific
           Lumber's Revolving Credit Agreement (incorporated herein by reference to Exhibit 4.2 to the Quarterly
           Report on Form 10-Q of the Company for the quarter ended June 30, 1994; the "Company 1994 Second Quarter
           Form 10-Q")

  4.20     Loan Agreement, dated June 17, 1991, by and between
           General Electric Capital Corporation ("GECC") and MXM
           Mortgage Corp. (the "GECC Loan Agreement")
           (incorporated herein by reference to Exhibit 10(dd) to Amendment No. 4 to MGI's Registration Statement on
           Form S-4 on Form S-2, Registration No. 33-42300; the
           "MGI 1991 Registration Statement")

  4.21 Unconditional Guarantee of Payment and Performance dated June 17, 1991 by the Company and MGI to and for the benefit of GECC (incorporated herein by reference to Exhibit 10(ee) to the MGI 1991 Registration
           Statement)

  4.22 First Renewal, Extension and Modification Agreement dated as of June 17, 1992 among GECC, MXM Mortgage
           Corp. and the Company (incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended September
           30, 1992)

  4.23 Loan Increase, Extension and Modification Agreement among GECC, MXM Mortgage Corp. and the Company dated as of December 30, 1992 (incorporated herein by reference to Exhibit 4.23 to the Company's Annual
           Report on Form 10-K for the fiscal year ended December
           31, 1992; the "Company 1992 Form 10-K")

  4.24 Modification Agreement, dated as of June 29, 1993, to the GECC Loan Agreement (incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended September
           30, 1993)

  4.25     Consent and Assumption Agreement, dated as of December
           10, 1993, among GECC, MXM Mortgage Corp., MXM Mortgage
           L.P., the Company and MGI (incorporated herein by reference to Exhibit 4.36 to the Company's Annual
           Report on Form 10-K for the fiscal year ended December
           31, 1993; the "Company 1993 Form 10-K")

  4.26     Third Modification Agreement, dated as of December 30,
           1993, among GECC, MXM Mortgage Corp. and MXM Mortgage
           L.P. (incorporated herein by reference to Exhibit 4.37 to the Company 1993 Form 10-K)

  4.27     Release and Termination of Unconditional Guarantee of
           Payment and Performance, dated as of December 30, 1993, executed by GECC (incorporated herein by reference to Exhibit 4.38 to the Company 1993 Form 10-
           K)

  4.28     Fourth Amendment to Loan Agreement, dated as of
           December 30, 1993, among GECC, MXM Mortgage Corp. and
           MXM Mortgage L.P. (incorporated herein by reference to Exhibit 4.39 to the Company 1993 Form 10-K)

  4.29     Fourth Modification Agreement, dated as of March 31,
           1994, by and among General Electric Capital
           Corporation, MXM Mortgage Corp. and MXM Mortgage L.P.
           (incorporated herein by reference to Exhibit 4.3 to the Company 1994 Second Quarter Form 10-Q)

  4.30     Fifth Amendment to Loan Agreement, dated as of March
           31, 1994, by and among GECC, MXM Mortgage Corp. and
           MXM Mortgage L.P. (incorporated herein by reference to Exhibit 4.4 to the Company 1994 Second Quarter Form
           10-Q)

 *4.31     Fifth Modification Agreement, dated as of January 13,
           1995, among GECC, MXM Mortgage Corp. and MXM Mortgage
           L.P.

 *4.32     Sixth Amendment to Loan Agreement, dated as of January
           13, 1995, among GECC, MXM Mortgage Corp. and MXM
           Mortgage L.P.

  4.33     Indenture, dated July 7, 1993, by and among Sam
           Houston Race Park, Ltd., SHRP Capital Corp., SHRP,
           Inc. and Chemical Bank (incorporated herein by reference to Exhibit 10.1 to the Registration
           Statement on Form S-1 of SHRP, Inc., Registration No.
           33-67736; the "SHRP Registration Statement")

  4.34     Deed of Trust, Assignment, Security Agreement and
           Financing Statement dated July 7, 1993 (incorporated herein by reference to Exhibit 10.2 to the SHRP
           Registration Statement)

  4.35     License Negative Pledge Agreement dated July 7, 1993
           (incorporated herein by reference to Exhibit 10.3 to the SHRP Registration Statement)

  4.36 Senior Subordinated Intercompany Note between KACC and the Company, dated as of January 14, 1993
           (incorporated herein by reference to Exhibit 4.13 to Amendment No. 5 to the Form S-1 on Form S-2
           Registration Statement of KACC, Registration No. 33-
           48260; the "KACC 1993 Registration Statement")

  4.37 Senior Subordinated Intercompany Note between Kaiser and KACC, dated February 15, 1994 (incorporated herein by reference to Exhibit 4.22 to the Kaiser 1993 Form
           10-K)

  4.38 Senior Subordinated Intercompany Note between Kaiser and KACC, dated March 17, 1994 (incorporated herein by reference to Exhibit 4.23 to the Kaiser 1993 Form
           10-K)

  4.39 Senior Subordinated Intercompany Note between Kaiser and KACC, dated June 30, 1993 (incorporated herein by reference to Exhibit 4.24 to the Kaiser 1993 Form
           10-K)

  4.40     Intercompany Note between Kaiser and KACC
           (incorporated herein by reference to Exhibit 4.2 to Amendment No. 5 to the Registration Statement of KACC on Form S-1, Registration No. 33-30645)

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

 10.5      Tax Allocation Agreement among Pacific Lumber, SPHC,
           Salmon Creek Corporation and the Company, dated as of March 23, 1993 (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Form S-1
           Registration Statement of SPHC, Registration No. 33-
           55538; the "SPHC Registration Statement")

 10.6      Tax Allocation Agreement between the Company and Britt
           Lumber Co., Inc. (incorporated herein by reference to Exhibit 10.4 to the MGI 1993 Form 10-K)

 10.7      Tax Allocation Agreement between the Company and SHRP,
           Inc., dated November 4, 1993 (incorporated herein by reference to Exhibit 10.23 to the SHRP Registration
           Statement)

 10.8      Assumption Agreement, dated as of October 28, 1988
           (incorporated herein by reference to Exhibit HHH to the Final Amendment to the Schedule 13D of MGI and others in respect of the common stock of the Company)

 10.9 Agreement, dated as of June 30, 1993, between Kaiser and the Company (incorporated herein by reference to Exhibit 10.2 to KACC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, File No. 1-3605)

 10.10 Undertaking, dated as of August 4, 1993, by the Company in favor of MGI (incorporated herein by reference to Exhibit 10.27 to the MGI 1993 Form 10-K)

 10.11     Form of Master Purchase Agreement between Pacific
           Lumber and SPHC, dated as of March 23, 1993
           (incorporated herein by reference to Exhibit 10.1 to the SPHC 1993 Form 10-K)

 10.12     Form of Services Agreement between Pacific Lumber and
           SPHC, dated as of March 23, 1993 (incorporated herein by reference to Exhibit 10.2 to the SPHC 1993 Form 10-
           K)

 10.13     Form of Additional Services Agreement between Pacific
           Lumber and SPHC, dated as of March 23, 1993
           (incorporated herein by reference to Exhibit 10.3 to the SPHC 1993 Form 10-K)

 10.14     Form of Reciprocal Rights Agreement among Pacific
           Lumber, SPHC and Salmon Creek Corporation, dated as of
           March 23, 1993 (incorporated herein by reference to Exhibit 10.4 to the SPHC 1993 Form 10-K)

 10.15 Form of Environmental Indemnification Agreement between Pacific Lumber and SPHC, dated as of March 23, 1993 (incorporated herein by reference to Exhibit
           10.5 to the SPHC 1993 Form 10-K)

 10.16 Purchase and Services Agreement between Pacific Lumber and Britt Lumber Co., Inc., dated as of March 23, 1993
           (incorporated herein by reference to Exhibit 10.17 to Amendment No. 2 to the Form S-2 Registration Statement of Pacific Lumber, Registration Statement No. 33-
           56332; the "Pacific Lumber Registration Statement")

 10.17 Exchange Agreement dated as of May 20, 1991 by and among the Company, MCO Properties Inc. ("MCOP") and
           Federated Development Company (incorporated by reference from Exhibit 10(ff) to the MGI 1991
           Registration Statement)

 10.18     Revolving Credit and Term Loan Agreement, dated as of
           August 27, 1987, as amended, between MCOP and Federated Development Company (incorporated herein by reference to Exhibit 10.82 to the Company's
           Registration Statement on Form S-4, Registration No.
           33-20096)

 10.19 Term Loan Agreement, dated as of November 17, 1987, between MCOP and Federated Development Company
           (incorporated herein by reference to Exhibit 10.83 to the Company's Registration Statement on Form S-4,
           Registration No. 33-20096)

 10.20     Put and Call Agreement, dated November 16, 1987 (the
           "Put and Call Agreement") between Charles E. Hurwitz and MAXXAM Properties Inc. ("MPI") (incorporated herein by reference to Exhibit C to Schedule 13D dated
           November 24, 1987, filed by MGI with respect to the Company's common stock)

 10.21     Amendment to Put and Call Agreement, dated May 18,
           1988, (incorporated herein by reference to Exhibit D to the Final Amendment to Schedule 13D dated May 20,
           1988, filed by MGI relating to the Company's common stock)

 10.22 Amendment to Put and Call Agreement, dated as of February 17, 1989, (incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on
           Form 10-K for the year ended December 31, 1988)

 10.23 Note Purchase Agreement dated July 26, 1982, as amended, between the Company and Drexel Burnham
           Lambert Incorporated, relating to the Company's Zero
           Coupon Senior Subordinated Notes due 2007
           (incorporated herein by reference to Exhibit B to Schedule 13D dated November 24, 1987, filed by MGI relating to the Company's common stock)

 10.24     Second Amended and Restated Limited Partnership
           Agreement of Sam Houston Race Park, Ltd., dated as of
           June 3, 1993 (incorporated herein by reference to Exhibit 3.2 to the SHRP Registration Statement)

 10.25 Warrant Agreement by and between SHRP, Inc., as issuer, and Chemical Bank, as Trustee, dated July 7,
           1993 (incorporated herein by reference to Exhibit 4.1 to the SHRP Registration Statement)

 10.26     Registration Rights Agreement by and among the Sam
           Houston Race Park, Ltd., SHRP, Inc., SHRP Capital
           Corp., and Salomon Brothers Inc., as Initial
           Purchasers, dated July 7, 1993 (incorporated herein by reference to Exhibit 4.4 to the SHRP Registration
           Statement)

 10.27     Voting Agreement, dated July 7, 1993, by and among
           SHRP, Inc., SHRP General Partner, Inc. and Salomon
           Brothers Inc., as Initial Purchasers (incorporated herein by reference to Exhibit 9 to the SHRP
           Registration Statement)

 10.28     Amended and Restated Management Agreement, dated July
           7, 1993, by and between Race Track Management
           Enterprises and Sam Houston Race Park, Ltd.
           (incorporated herein by reference to Exhibit 10.6 to the SHRP Registration Statement)

                EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

 10.29     MAXXAM 1994 Omnibus Employee Incentive Plan
           (incorporated herein by reference to Exhibit 99 to the Company's Proxy Statement dated April 29, 1994; File
           No. 1-3924; the "Company 1994 Proxy Statement")

*10.30     Form of Stock Option Agreement under the MAXXAM 1994
           Omnibus Employee Incentive Plan

 10.31 MAXXAM 1994 Non-Employee Director Plan (incorporated herein by reference to Exhibit 99 to the Company 1994
           Proxy Statement)

*10.32     Form of Stock Option Agreement under the MAXXAM 1994
           Non-Employee Director Plan

 10.33     Form of Deferred Fee Agreement under the MAXXAM 1994
           Non-Employee Director Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly
           Report on Form 10-Q for the Quarter ended September
           30, 1994)

 10.34 MAXXAM 1994 Executive Bonus Plan (incorporated herein by reference to Exhibit 99 to the Company 1994 Proxy
           Statement)

 10.35     Revised Capital Accumulation Plan effective January 1,
           1988 (incorporated herein by reference to Exhibit
           10.27 to the Company's Registration Statement on Form
           S-4, Registration No. 33-20096)

 10.36     The Company's 1984 Phantom Share Plan, as amended (the
           "Company Phantom Share Plan") (incorporated herein by reference to Exhibit 10.6 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1990; the "Company 1990 Form 10-K")

 10.37 Amendment, dated as of March 8, 1990, relating to the Company Phantom Share Plan (incorporated herein by reference to Exhibit 10.7 to the Company 1990 Form
           10-K)

 10.38     Form of Phantom Share Agreement relating to the
           Company Phantom Share Plan (incorporated herein by
           reference to Exhibit 10.20 to the Company's Annual
           Report on Form 10-K for the year ended December 31,
           1988)

 10.39     MAXXAM Supplemental Executive Retirement Plan
           (incorporated herein by reference to Exhibit 10(jj) to the 1991 MGI Registration Statement)

 10.40 Kaiser 1993 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to KACC's
           Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1993, File No. 1-3605)

*10.41     Form of Stock Option Agreement under the Kaiser 1993
           Omnibus Stock Incentive Plan

 10.42     KACC's Bonus Plan (incorporated herein by reference to
           Exhibit 10.25 to Amendment No. 6 to the Registration
           Statement of KACC on Form S-1, Registration No. 33-
           30645)

 10.43     Promissory Note dated February 1, 1989 by Anthony R.
           Pierno and Beverly J. Pierno to the Company (the "1989
           Pierno Note") (incorporated herein by reference to
           Exhibit 10.30 to the Company 1990 Form 10-K)

*10.44     Letter amendment, dated February 28, 1995, to the 1989
           Pierno Note

 10.45     Promissory Note dated July 19, 1990 by Anthony R.
           Pierno to the Company (the "1990 Pierno Note")
           (incorporated herein by reference to Exhibit 10.31 to the Company 1990 Form 10-K)

*10.46     Letter amendment, dated February 28, 1995, to the 1990
           Pierno Note

 10.47     Real Estate Lien Note dated July 3, 1990 by Paul N.
           Schwartz and Barbara M. Schwartz, Trustee, to the
           Company (the "Schwartz Note") and related Deed of
           Trust and Letter Agreement (incorporated herein by reference to Exhibit 10.35 to the Company 1990 Form
           10-K)

*10.48     Amendment to the Schwartz Note, dated January 25, 1995

 10.49     Real Estate Lien Note dated September 27, 1990 by
           Diane M. Dudley to the Company and related Deed of Trust and Letter Agreement (incorporated herein by reference to Exhibit 10.41 to the Company 1990 Form
           10-K)

 10.50     Promissory Note, dated July 20, 1993, between the
           Company and Byron L. Wade (incorporated herein by reference to Exhibit 10.59 to the Company 1993 Form
           10-K)

 10.51     Promissory Note dated October 4, 1990 by Robert W.
           Irelan and Barbara M. Irelan to KACC (incorporated herein by reference to Exhibit 10.54 to the Company
           1990 Form 10-K)

 10.52     Employment Agreement, dated August 20, 1993 between
           KACC and Robert E. Cole (incorporated herein by reference to Exhibit 10.63 to the Company 1993 Form
           10-K)

 10.53 Employment Agreement, dated as of March 8, 1990, between the Company and Anthony R. Pierno
           (incorporated herein by reference to Exhibit 10.28 to the Company s Annual Report on Form 10-K for the year ended December 31, 1990)

 10.54 Commercial Guaranty, dated February 22, 1993, executed by the Company in favor of Charter National
           Bank Houston with respect to a loan of Anthony R.
           Pierno (incorporated herein by reference to Exhibit
           10.27 to Kaiser s Annual Report on Form 10-K for the period ended December 31, 1992, File No. 1-9447)

 10.55 Commercial Guaranty, dated January 24, 1994, between the Company and Charter National Bank-Houston with respect to a loan of Anthony R. Pierno, and a related letter agreement (incorporated herein by reference to Exhibit 10.50 to the Company s Annual Report on Form
           10-K for the year ended December 31, 1993)

 10.56 Employment Agreement, dated as of March 8, 1990, between the Company and Paul N. Schwartz (incorporated herein by reference to Exhibit 10.32 to the Company s
           Annual Report on Form 10-K for the year ended December
           31, 1990)

 10.57 Employment Agreement, dated as of March 8, 1990, between the Company and Diane M. Dudley (incorporated herein by reference to Exhibit 10.37 to the Company s
           Annual Report on Form 10-K for the year ended December
           31, 1990)

 10.58 Employment Agreement, dated as of March 8, 1990, between the Company and Byron L. Wade (incorporated herein by reference to Exhibit 10.50 to the Company's
           Annual Report on Form 10-K for the year ended December
           31, 1990)

*11        Computation of Net Income Per Common and Common
           Equivalent Share Information

*13.1      The portions of the Company's Annual Report to
           Stockholders for the year ended December 31, 1994 which are incorporated herein by reference

 13.2 Footnote 11 to the consolidated financial statements of KACC, entitled Subsidiary Guarantors, (incorporated herein by reference to KACC's Annual Report on Form
           10-K for the fiscal year ended December 31, 1994, File
           No. 1-3605)

*21        List of the Company's Subsidiaries

*23        Consent of Independent Public Accountants by Arthur
           Andersen LLP

*27        Financial Data Schedule


* Included with this filing.
