Form 10-Q
period 1995-03-31
MAXXAM INC
filed 1995-05-15
CIK 63814

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

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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
Yes /X/  No / /



  Number of shares of common stock outstanding at May 1, 1995:  8,707,591



===========================================================================

                                MAXXAM INC.

                                   INDEX




PART I. - FINANCIAL INFORMATION                                        PAGE


     Item 1.   Financial Statements

          Consolidated Balance Sheet at March 31, 1995 and December
               31, 1994                                                   3
          Consolidated Statement of Operations for the three months
               ended March 31, 1995 and 1994                              4
          Consolidated Statement of Cash Flows for the three months
               ended March 31, 1995 and 1994                              5
          Condensed Notes to Consolidated Financial Statements            6

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  11


PART II. - OTHER INFORMATION


     Item 1.   Legal Proceedings                                         20
     Item 5.   Other Information                                         20
     Item 6.   Exhibits and Reports on Form 8-K                          20
     Signatures                                                         S-1

/TABLE

                         CONSOLIDATED BALANCE SHEET




                                                  March 31,       December 31,
                                                     1995             1994
                                                -------------    --------------
                                                 (Unaudited)
                                                    (In millions of dollars)
                    ASSETS
Current assets:
     Cash and cash equivalents                  $        42.2    $        84.6
     Marketable securities                               53.6             40.3
     Receivables:
          Trade, net of allowance for
               doubtful accounts of $4.7 and
               $4.4 at March 31, 1995 and
               December 31, 1994,
               respectively                             218.5            176.8
          Other                                          76.3             62.9
     Inventories                                        572.4            541.4
     Prepaid expenses and other current
          assets                                        131.6            185.3
                                                -------------    --------------
          Total current assets                        1,094.6          1,091.3
Property, plant and equipment, net of
     accumulated depreciation of $604.4 and
     $579.9 at March 31, 1995 and December
     31, 1994, respectively                           1,220.6          1,231.6
Timber and timberlands, net of depletion of
     $126.2 and $123.9 at March 31, 1995 and
     December 31, 1994, respectively                    323.6            325.2
Investments in and advances to unconsolidated
     affiliates                                         178.6            169.7
Deferred income taxes                                   436.3            425.6
Long-term receivables and other assets                  483.0            447.4
                                                -------------    --------------
                                                $     3,736.7    $     3,690.8
                                                =============    ==============

    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                           $       156.0    $       161.8
     Accrued interest                                    28.5             62.0
     Accrued compensation and related
          benefits                                      129.7            138.3
     Other accrued liabilities                          178.5            200.2
     Payable to affiliates                               83.6             81.8
     Long-term debt, current maturities                  31.5             33.7
                                                -------------    --------------
          Total current liabilities                     607.8            677.8
Long-term debt, less current maturities               1,647.9          1,582.5
Accrued postretirement benefits                         746.5            743.1
Other noncurrent liabilities                            658.5            618.4
                                                -------------    --------------
          Total liabilities                           3,660.7          3,621.8
                                                -------------    --------------

Commitments and contingencies

Minority interests                                      351.9            344.3
Stockholders' deficit:
     Preferred stock, $.50 par value;
          12,500,000 shares authorized; Class
          A $.05 Non-Cumulative Participating
          Convertible Preferred Stock; shares
          issued: 669,957                                  .3               .3
     Common stock, $.50 par value; 28,000,000
          shares authorized; shares issued:
          10,063,359                                      5.0              5.0
     Additional capital                                  53.6             53.2
     Accumulated deficit                               (303.9)          (302.9)
     Pension liability adjustment                       (11.4)           (11.4)
     Treasury stock, at cost (shares held:
          preferred - 845; common -
          1,355,768)                                    (19.5)           (19.5)
                                                -------------    --------------
          Total stockholders' deficit                  (275.9)          (275.3)
                                                -------------    --------------
                                                $     3,736.7    $     3,690.8
                                                =============    ==============


The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)




                                                        Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                       1995            1994
                                                   ------------    -----------
                                                           (Unaudited)
Net sales:
     Aluminum operations                           $      513.0    $     415.1
     Forest products operations                            52.0           56.7
     Real estate operations                                16.3           17.2
                                                   ------------    -----------
                                                          581.3          489.0
                                                   ------------    -----------

Costs and expenses:
     Costs of sales and operations (exclusive of
          depreciation and depletion):
          Aluminum operations                             426.7          387.8
          Forest products operations                       29.5           33.2
          Real estate operations                           12.1           12.4
     Selling, general and administrative
          expenses                                         42.6           39.4
     Depreciation and depletion                            29.8           31.2
                                                   ------------    -----------
                                                          540.7          504.0
                                                   ------------    -----------

Operating income (loss)                                    40.6          (15.0)

Other income (expense):
     Investment, interest and other income                  3.6           11.4
     Interest expense                                     (45.4)         (43.5)
                                                   ------------    -----------
Loss before income taxes, minority interests
     and extraordinary item                                (1.2)         (47.1)
Credit for income taxes                                     7.2           16.5
Minority interests                                         (7.0)          (3.9)
                                                   ------------    -----------
Loss before extraordinary item                             (1.0)         (34.5)
Extraordinary item:
     Loss on early extinguishment of debt, net
       of related benefit for income taxes
       of $2.9                                                -           (5.4)
                                                   ------------    -----------
Net loss                                           $       (1.0)   $     (39.9)
                                                   ============    ===========

Per common and common equivalent share:
     Loss before extraordinary item                $       (.11)   $     (3.65)
     Extraordinary item                                       -           (.57)
                                                   ------------    -----------
     Net loss                                      $       (.11)   $     (4.22)
                                                   ============    ===========


The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               (IN MILLIONS OF DOLLARS)




                                                   Three Months Ended
                                                        March 31,
                                                  --------------------
                                                    1995       1994
                                                  --------   --------
                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                     $   (1.0)  $  (39.9)
     Adjustments to reconcile net loss to net
          cash used for operating activities:
          Depreciation and depletion                  29.8       31.2
          Minority interests                           7.0        3.9
          Amortization of deferred financing
               costs and discounts on long-term
               debt                                    4.7        5.3
          Net purchases of marketable
               securities                            (17.3)     (16.9)
          Equity in losses (income) of
               unconsolidated affiliates              (1.8)       1.1
          Incurrence of financing costs                (.9)     (17.1)
          Extraordinary loss on early
               extinguishment of debt, net               -        5.4
          Decrease (increase) in prepaid
               expenses and other assets              43.6       (5.1)
          Increase in receivables                    (55.6)      (4.1)
          Decrease in accrued interest               (33.5)     (25.8)
          Decrease (increase) in inventories         (32.1)      20.7
          Decrease in payable to affiliates and
               other liabilities                     (11.1)      (5.7)
          Increase in accrued and deferred
               income taxes                           (5.9)     (18.4)
          Decrease in accounts payable                (5.3)      (9.4)
          Other                                        5.7       (4.7)
                                                  --------   --------
               Net cash used for operating
                    activities                       (73.7)     (79.5)
                                                  --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from disposition of property
          and investments                              2.8        5.1
     Capital expenditures                            (16.7)     (14.8)
     Other                                            (1.2)      (3.5)
                                                  --------   --------
               Net cash used for investing
                    activities                       (15.1)     (13.2)
                                                  --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) under revolving
          credit agreements                           76.3     (190.8)
     Proceeds from issuance of long-term debt          1.7      225.5
     Principal payments on long-term debt            (18.2)     (14.9)
     Dividends paid to Kaiser's minority
          preferred stockholders                     (10.3)      (3.8)
     Redemption of preference stock                   (3.1)      (7.4)
     Proceeds from issuance of Kaiser preferred
          stock                                          -      100.4
                                                  --------   --------
               Net cash provided by financing
                    activities                        46.4      109.0
                                                  --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                     (42.4)      16.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD                                           84.6       83.9
                                                  --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $   42.2   $  100.2
                                                  ========   ========

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
     Net margin borrowings (payments) for
          marketable securities                   $   (5.6)  $    1.9

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Interest paid, net of capitalized interest   $   74.1   $   64.1
     Income taxes paid                                 4.3        2.4


The accompanying notes are an integral part of these financial statements.

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


1.   GENERAL

          The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by MAXXAM Inc. with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (the "Form 10-K"). All references to the "Company" include MAXXAM Inc. and its subsidiary companies unless otherwise indicated or the context indicates otherwise. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1995 and the consolidated results of operations and cash flows for the three months ended March 31, 1995 and 1994. Certain reclassifications of prior period information have been made to conform to the current presentation.

2.   CASH AND CASH EQUIVALENTS

          At March 31, 1995 and December 31, 1994, cash and cash equivalents includes $4.8 and $19.4, respectively, which is restricted for debt service payments on the 7.95% Timber Collateralized Notes due 2015.

3.   INVENTORIES

          Inventories consist of the following:



                                                       March 31,      December 31,
                                                          1995            1994
                                                      -----------    -------------
             Aluminum Operations:
                  Finished fabricated products        $       55.8   $        49.4
                  Primary aluminum and work in
                       process                               222.8           203.1
                  Bauxite and alumina                        110.3           102.3
                  Operating supplies and repair and
                       maintenance parts                     114.2           113.2
                                                      -----------    -------------
                                                             503.1           468.0
                                                      -----------    -------------
             Forest Products Operations:
                  Lumber                                      64.2            61.3
                  Logs                                         5.1            12.1
                                                      -----------    -------------
                                                              69.3            73.4
                                                      -----------    -------------
                                                      $      572.4   $       541.4
                                                      ===========    =============



4.   LONG-TERM DEBT

          Long-term debt consists of the following:



                                                         March 31,      December 31,
                                                            1995            1994
                                                        -----------    -------------
             Corporate:
                  14% Senior Subordinated Reset
                       Notes due May 20, 2000           $      25.0    $        25.0
                  12-1/2% Subordinated Debentures
                       due December 15, 1999, net
                       of discount                             16.3             20.9
                  Other                                          .2               .2
             Aluminum Operations:
                  1994 Credit Agreement                        84.0              6.7
                  9-7/8% Senior Notes due February
                       15, 2002, net of discount              223.7            223.6
                  Alpart CARIFA Loan                           60.0             60.0
                  12-3/4% Senior Subordinated Notes
                       due February 1, 2003                   400.0            400.0
                  Other                                        65.6             69.2
             Forest Products Operations:
                  7.95% Timber Collateralized Notes
                       due July 20, 2015                      355.6            363.8
                  11-1/4% Senior Secured Notes due
                       August 1, 2003                         100.0            100.0
             12-1/4% Senior Secured Discount
                       Notes due August 1, 2003,
                       net of discount                         85.3             82.8
                  10-1/2% Senior Notes due March 1,
                       2003                                   235.0            235.0
                  Other                                          .8               .9
             Real Estate Operations:
                  Secured notes due December 31,
                       1999, interest at prime plus
                       3%                                      11.2             10.0
             Other notes and contracts,
                       secured by
                       receivables, buildings, real
                       estate and equipment                    16.7             18.1
                                                        -----------    -------------
                                                            1,679.4          1,616.2
             Less: current maturities                         (31.5)           (33.7)
                                                        -----------    -------------
                                                        $   1,647.9    $     1,582.5
                                                        ===========    =============


5.   CREDIT FOR INCOME TAXES

          The credit for income taxes for the three months ended March 31, 1995 includes a credit relating to reserves the Company no longer believes are necessary.

6.   PER SHARE INFORMATION

          Per share calculations are based on the weighted average number of common shares outstanding in each period and, if dilutive, weighted average common equivalent shares assumed to be issued from the exercise of common stock options based upon the average price of the Company's common stock during the period.

7.   CONTINGENCIES

          Environmental Contingencies
          Kaiser Aluminum Corporation ("Kaiser," a majority owned subsidiary of the Company) and its principal operating subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), are subject to a wide variety of environmental laws and regulations and to fines or penalties assessed for alleged breaches of the environmental laws and to claims and litigation based on such laws. KACC is currently subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 ("CERCLA") and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

          Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At March 31, 1995, the balance of such accruals, which is primarily included in other noncurrent liabilities, was $40.8. These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology and Kaiser's assessment of the likely remediation action to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $11.0 for the years 1995 through 1999 and an aggregate of approximately $11.0 thereafter.

          As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. Kaiser believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to approximately $20.0. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position or results of operations.

          Asbestos Contingencies
          KACC is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. At March 31, 1995, the number of such lawsuits pending was approximately 29,200.

          Based on past experience and reasonably anticipated future activity, KACC has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2007. KACC's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, the current state of case law related to asbestos claims and the advice of counsel. Accordingly, an asbestos-related cost accrual of $135.1, before considerations for insurance recoveries, is included primarily in other noncurrent liabilities at March 31, 1995. KACC estimates that annual future cash payments in connection with such litigation will be approximately $11.0 to $13.0 for each of the years 1995 through 1999, and an aggregate of approximately

$74.0 thereafter through 2007. KACC does not presently believe there is a reasonable basis for estimating such costs beyond 2007 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2007.

          KACC believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. While claims for recovery from some of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, KACC believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies and the advice of counsel, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $119.5, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in long-term receivables and other assets at March 31, 1995.

          While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and the insurance recoveries that will be received, management currently believes that, based on the factors discussed in the preceding paragraphs, the resolution of the asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position or results of operations.

          Other Contingencies
          The Company is involved in various other claims, lawsuits and other proceedings relating to a wide variety of matters. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations.

8.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS
          KACC enters into primary metal hedging transactions with off-balance sheet risk in the normal course of business. The prices realized by Kaiser under certain sales contracts for alumina, primary aluminum and fabricated aluminum products as well as the costs incurred by Kaiser on certain items, such as aluminum scrap, rolling ingot, power and bauxite, fluctuate with the market price of primary aluminum, together resulting in a "net exposure" of earnings. The primary metal hedging transactions are designed to mitigate the net exposure of earnings to declines in the market price of primary aluminum, while retaining the ability to participate in favorable environments that may materialize.
KACC has developed strategies which include forward sales of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum. In this regard, in respect of its remaining 1995 anticipated net exposure, at March 31, 1995, KACC had net forward sales contracts for 235,800 tons (all references to tons in this report refer to metric tons of 2,204.6 pounds) of primary aluminum at fixed prices, purchased call options in respect of 47,250 tons of primary aluminum, purchased put options to establish a minimum price for 160,250 tons of primary aluminum and entered into option contracts that established a price range for 71,000 tons of primary aluminum. In respect of its 1996 anticipated net exposure, at March 31, 1995, KACC had sold forward 15,000 tons of primary aluminum at fixed prices.

          KACC also enters into hedging transactions in the normal course of business that are designed to reduce its exposure to fluctuations in foreign exchange rates. At March 31, 1995, KACC had net forward foreign exchange contracts totaling approximately $139.5 for the purchase of 192.0 Australian dollars through March 1997.

          At March 31, 1995, the net unrealized loss on KACC's position in aluminum forward sales and option contracts (based on a market price of $1,859 per ton of primary aluminum) and forward foreign exchange contracts was $16.3.

          KACC has established margin accounts with its counterparties related to aluminum forward sales and option contracts. KACC is entitled to receive advances from counterparties related to unrealized gains and, in turn, is required to make margin deposits with counterparties to cover unrealized losses related to these contracts. At March 31, 1995, KACC had $7.5, compared with $50.5 at December 31, 1994, on deposit with various counterparties in respect of such unrealized losses. These amounts are recorded in prepaid expenses and other current assets.

                                MAXXAM INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

RESULTS OF OPERATIONS

          The Company operates in three industries: aluminum, through its majority owned subsidiary Kaiser, a fully integrated aluminum producer; forest products, through MAXXAM Group Inc. ("MGI") and its wholly owned subsidiaries, principally The Pacific Lumber Company ("Pacific Lumber") and Britt Lumber Co., Inc. ("Britt"); and real estate investment and development, principally through MAXXAM Property Company and various other wholly owned subsidiaries.

     ALUMINUM OPERATIONS

          Kaiser's operating results are sensitive to changes in prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on hedging strategies. Kaiser, through its principal subsidiary KACC, operates in two business segments: bauxite and alumina, and aluminum processing. Aluminum operations account for a substantial portion of the Company's revenues and operating results. The following table presents selected operational and financial information for the three months ended March 31, 1995 and 1994. The information presented in the table is in millions of dollars except shipments and prices.




                                                           Three Months Ended
                                                                March 31,
                                                      ----------------------------
                                                          1995             1994
                                                      ------------    -------------
             Shipments: (1)
                  Alumina                                     446.5          468.2
                  Aluminum products:
                       Primary aluminum                        47.7           64.3
                       Fabricated aluminum products            94.5           96.8
                                                       ------------    -----------
                            Total aluminum products           142.2          161.1
                                                       ============    ===========
             Average realized sales price:
                  Alumina (per ton)                   $         197   $        155
                  Primary aluminum (per pound)                  .81            .55
             Net sales:
                  Bauxite and alumina:
                       Alumina                        $        87.9   $       72.5
                       Other (2) (3)                           19.1           20.4
                                                       ------------    -----------
                            Total bauxite and
                                 alumina                      107.0           92.9
                                                       ------------    -----------
                  Aluminum processing:
                       Primary aluminum                        85.0           77.3
                       Fabricated aluminum products           316.2          241.5
                       Other (3)                                4.8            3.4
                                                       ------------    -----------
                            Total aluminum
                                 processing                   406.0          322.2
                                                       ------------    -----------
                                 Total net sales      $       513.0   $      415.1
                                                       ============    ===========

             Operating income (loss)                  $        34.1   $      (24.1)
                                                       ============    ===========
             Income (loss) before income taxes,
                  minority interests and
                  extraordinary item                  $         9.8   $      (43.4)
                                                       ============    ===========
             Capital expenditures                     $        13.7   $        9.6
                                                       ============    ===========


- --------------------


          (1)  Shipments are expressed in thousands of metric tons.  A metric ton is equivalent to 2,204.6 pounds.
          (2)  Includes net sales of bauxite.
          (3)  Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.


          Net sales
          Bauxite and alumina.    Revenues from net sales to third parties
for the bauxite and alumina segment in the three months ended March 31, 1995 were 15% higher than in the three months ended March 31, 1994. Revenues from alumina increased 21% in the three months ended March 31, 1995 from the three months ended March 31, 1994, principally due to increased average realized prices, partially offset by lower shipments.

          Aluminum processing.    Revenues from net sales to third parties
for the aluminum processing segment in the three months ended March 31, 1995 were 26% higher than in the three months ended March 31, 1994. Revenues from primary aluminum increased 10% in the three months ended March 31, 1995 from the three months ended March 31, 1994, principally due to higher average realized prices, significantly offset by decreased shipments caused by the strike by the United Steelworkers of America ("USWA") discussed below and by a mid-1994 partial curtailment of production at Kaiser's 90%-owned Valco smelter. Shipments of primary aluminum to third parties were approximately 34% of total aluminum products shipments in the three months ended March 31, 1995, compared to approximately 40% in the three months ended March 31, 1994. Revenues from fabricated aluminum products increased 31% in the three months ended March 31, 1995 from the three months ended March 31, 1994, due to higher average realized prices, partially offset by lower shipments for most of these products.

          Operating income (loss)
          Kaiser's corporate general and administrative expenses of $18.1 million and $17.2 million for the three months ended March 31, 1995 and 1994, respectively, were allocated by the Company to the bauxite and alumina and aluminum processing segments based on those segments' ratio of sales to unaffiliated customers.

          First quarter results were adversely affected by (i) an eight-day strike at five major domestic locations by the USWA, (ii) a six-day strike by the National Workers Union at Kaiser's 65%-owned Alpart alumina refinery in Jamaica, and (iii) a four-day disruption of alumina production at Alpart caused by a boiler failure. The combined impact of these events on the first quarter results was approximately $17.0 million in the aggregate (on a pre-tax basis) principally from lower production volume and other related costs.

          Bauxite and alumina. This segment's operating loss was $1.8 million in the three months ended March 31, 1995 as compared to $5.6 million in the three months ended March 31, 1994, principally due to higher revenues, partially offset by the effect of the strikes and boiler failure.

          Aluminum processing. This segment had operating income of $35.9 million in the three months ended March 31, 1995, compared with an operating loss of $18.5 million in the three months ended March 31, 1994, principally due to higher revenues, partially offset by the effect of the strike by the USWA.

          Income (loss) before income taxes, minority interests and extraordinary item
          Income before income taxes, minority interests and extraordinary item for the three months ended March 31, 1995, as compared to a loss for the three months ended March 31, 1994, resulted from the improvement in operating income previously described.

     FOREST PRODUCTS OPERATIONS

          The Company's forest products operations are conducted by MGI through its principal operating subsidiaries. MGI's business is highly seasonal in that the forest products business has historically experienced lower first and fourth quarter sales due largely to the general decline in construction related activity during the winter months. Accordingly, MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three months ended March 31, 1995 and 1994. The information presented in the table is in millions of dollars except shipments and prices.



                                                           Three Months Ended
                                                                March 31,
                                                      ----------------------------
                                                          1995             1994
                                                      ------------    -------------
             Shipments:
                  Lumber: (1)
                       Redwood upper grades                   10.6             12.9
                       Redwood common grades                  51.1             49.4
                       Douglas-fir upper grades                1.8              2.5
                       Douglas-fir common grades
                            and other                         16.5             15.4
                                                      ------------    -------------
                            Total lumber                      80.0             80.2
                                                      ============    =============
                  Logs (2)                                      .5              5.5
                                                      ============    =============
                  Wood chips (3)                              46.9             30.3
                                                      ============    =============
             Average sales price:
                  Lumber: (4)
                       Redwood upper grades           $      1,544    $       1,406
                       Redwood common grades                   427              448
                       Douglas-fir upper grades              1,368            1,405
                       Douglas-fir common grades               379              460
                  Logs (4)                                     227              676
                  Wood chips (5)                                89               71

             Net sales:
                  Lumber, net of discount             $       46.9    $        50.0
                  Logs                                          .1              3.7
                  Wood chips                                   4.2              2.1
                  Cogeneration power                            .5               .6
                  Other                                         .3               .3
                                                      ------------    -------------
                            Total net sales           $       52.0    $        56.7
                                                      ============    =============
             Operating income                         $       12.6    $        13.4
                                                      ============    =============
             Operating cash flow (6)                  $       18.4    $        19.2
                                                      ============    =============
             Income (loss) before income taxes,
                  minority interests and
                  extraordinary item                  $       (5.1)   $         2.0
                                                      ============    =============
             Capital expenditures                     $        1.9    $         4.0
                                                      ============    =============


- --------------------

          (1)  Lumber shipments are expressed in millions of board feet.
          (2)  Log shipments are expressed in millions of feet, net Scribner scale.
          (3)  Wood chip shipments are expressed in thousands of bone dry units of
               2,400 pounds.
          (4)  Dollars per thousand board feet.
          (5)  Dollars per bone dry unit.
          (6)  Operating income before depletion and depreciation, also referred to as
               "EBITDA."

          Shipments
          Lumber shipments to third parties for the three months ended March 31, 1995 were virtually unchanged from the three months ended March 31, 1994. Decreased shipments of upper grade redwood lumber were mostly offset by increased shipments of redwood common lumber. Log shipments for the three months ended March 31, 1995 were .5 million feet (net Scribner scale), a decrease from 5.5 million feet for the three months ended March 31, 1994.

          Net sales
          Revenues from net sales for the three months ended March 31, 1995 decreased as compared to the three months ended March 31, 1994. This decrease was principally due to lower shipments of logs and upper grade redwood lumber and decreases in the average realized prices for common grade Douglas-fir and redwood common lumber, partially offset by increased sales of wood chips, an increase in the average realized price for upper grade redwood lumber and increased shipments of redwood common lumber.

          Operating income
          Operating income for the three months ended March 31, 1995 decreased as compared to the three months ended March 31, 1994. This decrease was principally due to lower sales of lumber and logs, partially offset by lower costs of lumber sales and increased sales of wood chips. Costs of lumber sales decreased due to lower purchases of logs from third parties and improved sawmill productivity.

          Income (loss) before income taxes, minority interests and extraordinary item
          The loss before income taxes, minority interests and extraordinary item for the three months ended March 31, 1995, as compared to income for the three months ended March 31, 1994, resulted from a decrease in investment, interest and other income and the decrease in operating income as discussed above. Investment, interest and other income for the three months ended March 31, 1994 included a franchise tax refund of $7.2 million (the substantial portion of which represented interest) from the State of California.

     REAL ESTATE OPERATIONS



                                                           Three Months Ended
                                                                March 31,
                                                       --------------------------
                                                           1995          1994
                                                       -----------   -----------
                                                        (In millions of dollars)
             Net sales                                 $     16.3    $       17.2
             Operating loss                                  (3.3)           (1.9)
             Loss before income taxes, minority
                  interests and extraordinary item           (2.7)           (1.3)

          Net sales
          Net sales for the three months ended March 31, 1995 decreased from the three months ended March 31, 1994. This decrease was primarily due to lower sales at the Company's Palmas del Mar development in Puerto Rico.

          Operating loss
          The operating loss for the three months ended March 31, 1995 increased from the three months ended March 31, 1994. This increase was primarily due to lower sales of real estate.

          Loss before income taxes, minority interests and extraordinary item
          The loss before income taxes, minority interests and extraordinary item for the three months ended March 31, 1995 was $2.7 million, an increase from the three months ended March 31, 1994. This increase was primarily due to the increased operating loss.

     OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS


                                                             Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                             1995         1994
                                                           --------    ---------
                                                               (In millions of
                                                                  dollars)
             Operating loss                                $   (2.8)   $     (2.4)
             Loss before income taxes, minority
                  interests and extraordinary item             (3.2)         (4.4)

          Operating loss
          The operating losses represent corporate general and administrative expenses that are not allocated to the Company's industry segments. The operating loss for the three months ended March 31, 1995 was $2.8 million, an increase from the three months ended March 31, 1994. This increase was primarily due to higher overhead costs.

          Loss before income taxes, minority interests and extraordinary item
          The loss before income taxes, minority interests and extraordinary item includes operating losses, investment, interest and other income and interest expense, including amortization of deferred financing costs, that are not allocated to the Company's industry segments. The loss for the three months ended March 31, 1995 was $3.2 million, a decrease from the three months ended March 31, 1994. This decrease was primarily due to higher investment, interest and other income.

          Minority interests
          Minority interests represent the minority stockholders' interest in the Company's aluminum operations.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

     PARENT COMPANY

          Certain of the Company's subsidiaries, principally Kaiser and MGI, are restricted by their various debt agreements as to the amount of funds that can be paid in the form of dividends or loaned to the Company. KACC's 1994 Credit Agreement and the indentures governing the KACC Senior Notes and the KACC Notes contain covenants which, among other things, limit Kaiser's ability to pay cash dividends and restrict transactions between Kaiser and its affiliates. Under the most restrictive of these covenants, Kaiser is not currently permitted to pay dividends on its common stock.
The indenture governing the MGI Notes contains various covenants which, among other things, limit the payment of dividends and restrict transactions between MGI and its affiliates. As of March 31, 1995, under the most restrictive of these covenants, approximately $3.3 million of dividends could be paid by MGI. Under the most restrictive covenants governing debt of the Company's real estate subsidiaries, approximately $21.4 million could be paid as of March 31, 1995.

          As of March 31, 1995, the Company (excluding its aluminum, forest products and real estate subsidiary companies) had cash and marketable securities of approximately $32.3 million and available borrowings under its demand loan and pledge agreement of $25.0 million. See "--Investment in Sam Houston Race Park" below. The Company believes that its existing cash and marketable securities (excluding its aluminum, forest products and real estate subsidiaries), together with the funds available to it, will be sufficient to fund its working capital requirements for the foreseeable future.

     ALUMINUM OPERATIONS

          In March 1995, the 1994 Credit Agreement was amended by the Second Amendment to Credit Agreement (the "Second Amendment"). The Second Amendment provided, among other things, for an increase in the revolving line of credit from $275.0 million to $325.0 million. At March 31, 1995, $173.4 million (of which $57.5 million could have been used for letters of credit) was available to KACC under the 1994 Credit Agreement.

          Kaiser expects that cash flows from operations and borrowings under available sources of financing will be sufficient to satisfy its working capital and capital expenditures requirements for the foreseeable future.

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

          As of March 31, 1995, $20.0 million of borrowings was available under Pacific Lumber's Revolving Credit Agreement, of which $5.0 million was available for letters of credit. No borrowings were outstanding as of March 31, 1995, and letters of credit outstanding amounted to $10.0 million. Pacific Lumber has signed a commitment letter with the bank which will amend the Revolving Credit Agreement to extend its maturity date to May 31, 1998 and provide for an additional $30.0 million of available borrowings.

     REAL ESTATE OPERATIONS

          As of March 31, 1995, the Company's real estate subsidiaries had approximately $28.4 million available for use under various credit agreements. A substantial portion of the availability was attributable to the credit availability pursuant to the loan agreement secured by real properties, and certain loans secured by income producing real property.

     INVESTMENT IN SAM HOUSTON RACE PARK

          Since July 1993, the Company has, through various subsidiaries, controlled the general partner of, and held an equity interest in, Sam
Houston Race Park, Ltd. ("SHRP"), which owns and operates a Class 1 horse racing track in northwest Houston (the "Race Park"). On April 17, 1995
(the "Filing Date"), SHRP and its wholly owned subsidiary SHRP Capital
Corp. ("Capital"), together with SHRP Acquisition, Inc. ("SHRP
Acquisition"), a wholly owned subsidiary of the Company and SHRP's largest limited partner, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), case number
95-433 (HSB), each seeking to reorganize under the provisions of Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). SHRP, Capital and SHRP Acquisition also filed a consolidated plan of reorganization (the "Plan") and a proposed disclosure statement relating to the Plan with the Bankruptcy Court on April 21, 1995. SHRP, Capital and SHRP Acquisition are currently being operated as debtors-in-possession under the Bankruptcy
Code. Prior to the Filing Date, certain of the holders of $75.0 million aggregate principal amount of SHRP's 11-3/4%
Senior Secured Notes (the "SHRP Notes") formed an unofficial committee (the "Committee"), which Committee retained counsel and a financial advisor at the expense of SHRP. The Committee represents in excess of two-thirds of the aggregate principal amount of the SHRP Notes. The members of the Committee have informed SHRP's general partner that they have not been appointed by, and do not purport to act on behalf of, any holders of SHRP Notes other than the members of the Committee. SHRP's general partner has reached an agreement in principle with the Committee regarding a restructuring of the SHRP Notes. The agreement in principle is reflected in the Plan and calls for, among other things, a significant modification of the SHRP Notes (the
"New SHRP Notes"), an additional capital infusion and a reorganization of SHRP (the "Reorganized SHRP").

          The New SHRP Notes will have an aggregate principal amount of $37.5 million, mature on September 1, 2001, and bear interest at the rate of 11% per annum. The maturity date of the New SHRP Notes may be extended to September 1, 2003 (with an increase in the rate of interest to 13% percent per annum) if the Texas legislature passes off track betting or significant gaming legislation during the 2001 legislative session. Interest on the New SHRP Notes would accrue in-kind and not be payable in cash until a certain level of cash flow from operations has been achieved. Once cash interest payments commence, interest payments could not thereafter be paid in-kind. Certain modifications would be made to the existing covenants under the New SHRP Notes, including additional latitude for SHRP to incur indebtedness and make investments in gaming, entertainment and other ventures.

          A new investor group (the "New SHRP Investor Group") would provide additional capital which would include a cash infusion of $5.8 million (the amount necessary to fund SHRP's projected cash flow requirements for the next three years). The current SHRP partnership interests would be eliminated, although the current partners in SHRP would be entitled to participate in the New SHRP Investor Group in proportion to their prefiling interests in SHRP. An affiliate of the Company would contribute to SHRP (for fair market value) an adjoining approximately 87 acre tract of land, a portion of which the Race Park utilizes for parking by Race Park patrons. The New SHRP Investor Group would be required to provide an unsecured line of credit for an additional $1.7 million to fund future operating requirements, if necessary. Borrowings on the line of credit would bear interest at 11% per annum and would be subordinate to the New SHRP Notes. The Company would underwrite the capital infusion and line of credit portion of the new investment. In addition, the Company and its affiliates would be required to allow the holders of the New SHRP Notes the opportunity to participate in up to 19.9% of any gaming ventures in the Houston area by the Company and its affiliates.

          The Reorganized SHRP would issue 33 1/3% of the equity in the Reorganized SHRP to the holders of the New SHRP Notes (the "SHRP Noteholder Equity"). The New SHRP Investor Group would receive 65 2/3% of the equity in the Reorganized SHRP (the "Investor Group Equity"). The remaining 1% of equity in the Reorganized SHRP would be issued to the new managing general partner (which would be an affiliate of the Company). In the event of a capital call by the Reorganized SHRP to fund operating losses, holders of the New SHRP Notes could contribute New SHRP Notes in lieu of cash in order to maintain their equity position in the Reorganized SHRP. So long as the New SHRP Notes are outstanding, the holders of the SHRP Noteholder Equity would be entitled to designate one-third of the directors of the managing general partner of the Reorganized SHRP (the "SHRP Noteholder Directors"), subject to the reasonable approval of the remaining directors. Certain significant events (e.g. mergers, consolidations, the sale of all or the substantial portion of SHRP's assets, reorganizations, incurrence of debt in excess of $5.0 million and voluntary acts of insolvency) would require the approval of a majority of all of the directors, including a majority of the SHRP Noteholder Directors voting as a separate class.

          The ultimate impact of the Chapter 11 proceedings on the results of operations and financial position for each of SHRP, Capital and SHRP Acquisition cannot be presently determined. The ability of each of SHRP, Capital and SHRP Acquisition to continue in existence as going concerns is dependent upon a successful reorganization under Chapter 11 of the Bankruptcy Code. Management for each of SHRP, Capital and SHRP Acquisition believes that a successful reorganization will be achieved; however, no assurance can be given as to the timing or as to the terms of any such reorganization.

TRENDS

     ALUMINUM OPERATIONS

          In March 1995, the Bonneville Power Administration (the "BPA") offered to its industrial customers, including KACC, surplus firm power at a discounted rate for the period April 1, 1995, through July 31, 1995, to enable such customers to restart idle industrial loads. In April 1995, KACC and the BPA entered into a contract for an amount of such power, and KACC expects to restart one-half of an idle potline (approximately 9,000 tons of annual capacity) at its Tacoma, Washington, smelter in the near future.

          In February 1995, the BPA issued an initial rate increase announcement which proposed a 5.4% increase to its direct service industry customers (the "DSIs") to apply during a two-year period beginning October 1, 1995. In April 1995, the DSIs, including KACC, entered into agreements with the BPA pursuant to which (i) the proposed 5.4% rate increase was replaced by an agreed 4% rate increase to be in effect for the one-year period October 1, 1995, through September 30, 1996, which will increase production costs at KACC's Mead and Tacoma smelters by an aggregate of approximately $4.0 million per year, based on the operating rate of those smelters after the restart of one-half of a potline at the Tacoma smelter, discussed above, (ii) the variable rate structure currently in effect was extended through September 30, 1996, (iii) the BPA rate proceedings were deferred, (iv) the DSIs waived their rights to assert certain claims in respect of past interruptible service by the BPA, and (v) the BPA agreed to allow each DSI to supply a portion of its requirement for electric power from sources other than the BPA, up to 50% of its top quartile (interruptible) service beginning October 1, 1995, and up to 100% of its top quartile service beginning October 1, 1996, which will help to assure the supply of power and encourage more competitive power rates.

     Separately, the BPA has offered to contract with each of the DSIs to provide transmission services for power purchased from sources other than the BPA to replace all or any portion of the power now purchased from the BPA under its existing power contract. The amount of power available from the BPA under such an existing power contract would be permanently reduced by the amount of power purchased from such other sources. KACC has entered into a transmission services contract with the BPA, but has not now elected to replace any portion of the power which it purchases from the BPA with power from another source. These new arrangements may help to assure the supply of power and encourage more competitive power rates.

     FOREST PRODUCTS OPERATIONS

          During the first quarter, severe weather conditions in northern California hampered Pacific Lumber's timber harvesting operations and shipments of lumber. Heavy rainfall impeded access to logging roads which prevented normal harvesting operations, and caused extended rail shutdowns and other transportation delays, thereby affecting deliveries and shipments of lumber. Continued rainfall in April and early May created conditions not conducive to conducting harvesting operations as Pacific Lumber had initially planned. Timber harvesting is highly seasonal in that Pacific Lumber conducts the material portion of its logging operations in the months of April through November of each year; accordingly, log inventories are generally at or near their lowest levels by the end of March. Compounding the seasonally low log inventories and weather-related constraints on its log supplies and deliveries, a temporary restraining order ("TRO") was granted which required Pacific Lumber to cease all timber harvesting operations on one of the few all-season harvest sites from which it has been able to supplement its declining log inventories. A preliminary injunction hearing was held on May 5, 1995 at which the court did not issue a preliminary injunction or lift the TRO but took the matter under advisement. Further, delays in the regulatory process have resulted from both objections filed with, and litigation against, the CDF by environmentally active groups regarding the CDF's actions with respect to the CDF's timber harvesting plan ("THP") approval process in general, and certain of Pacific Lumber's THPs in particular. Such delays have impeded Pacific Lumber's ability to conduct normal timber harvesting operations on its timberlands. This combination of seasonal operations, severe weather, judicial action and regulatory delays forced Pacific Lumber to curtail operations at one of its four sawmills, and to temporarily idle another sawmill for the period from April 17 to May 2, 1995.

          Additional judicial actions adverse to Pacific Lumber, further regulatory delays and/or continued inclement weather in northern California could further exacerbate the problems experienced during the first quarter and affect Pacific Lumber's results of operations in the second quarter. Furthermore, the collective impact of such judicial actions and regulatory delays, together with difficulties caused by bad weather, may again force Pacific Lumber to temporarily idle or curtail operations at certain of its lumber mills from time to time until it can secure an adequate supply of logs to sustain operations.

RECENT ACCOUNTING PRONOUNCEMENT

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company is required to adopt SFAS 121 no later than January 1, 1996. The Company is currently evaluating certain of its real estate properties with respect to application of SFAS 121; accordingly, the effect of SFAS 121 on the Company's financial statements is not known at this time.

                                MAXXAM INC.

                         PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings. Any capitalized or italicized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

          In connection with the Miller action, on April 10, 1995, the U.S. Ninth Circuit Court of Appeals reversed the dismissal of this case; the appellate court made other findings reversing in part and affirming in part the other decisions made by the U.S. District Court in response to plaintiffs' and defendants' motions for summary judgment. Defendants have sought rehearing of this decision by the U.S. Circuit Court of Appeals. Presently, the U.S. Ninth Circuit Court of Appeal has formal jurisdiction of the case and it is uncertain whether the case will be remanded to the U.S. District Court for trial preparation and trial on the merits while the motion for rehearing or any further appeal is pending.

RANCHO MIRAGE LITIGATION

          In connection with the In Re: MAXXAM Inc./Federated Development Shareholders Litigation, the Court has scheduled a hearing for May 24, 1995, to consider defendants' motions to dismiss certain of plaintiffs' claims. In connection with the similar NL Industries Inc., et al. v. Federated Development Co., et al. action, the parties have agreed to stay this action pending proceedings in the In Re: MAXXAM Inc./Federated Development Shareholders Litigation.

ITEM 5.   OTHER INFORMATION

          On March 27, 1995, the United States Department of Justice issued Civil Investigative Demand No. 12503 (the "CID"), as part of an industry-wide investigation, requesting information from KACC regarding (i) any actual or contemplated changes in its method of pricing can stock from January 1, 1994, through March 31, 1995, (ii) the percentage of aluminum scrap and primary aluminum ingot used by KACC to produce can stock and the manner in which KACC's cost of acquiring aluminum scrap is factored into its can stock prices, and (iii) any communications with others regarding any actual or contemplated changes in its method of pricing can stock from January 1, 1994, through March 31, 1995. KACC is gathering documents and preparing interrogatory answers in order to comply with the CID.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS:

                    10.1 Form of Kaiser 1995 Employee Incentive
                         Compensation Program (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Kaiser Aluminum Corporation for the quarter ended March 31, 1995; File No. 1-9447)

                    *11 Computation of Net Loss Per Common and Common Equivalent Share

                    *27       Financial Data Schedule

                    --------------------

                    *    Included with this filing.

          B.   REPORTS ON FORM 8-K:

                    None.

                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.


                                           MAXXAM INC.




Date: May 15, 1995              By:      TERRY L. FREEMAN
                                         Terry L. Freeman
                                       Assistant Controller