Form 10-Q
period 1995-06-30
MAXXAM INC
filed 1995-08-14
CIK 63814

===========================================================================


                                 FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                              ---------------


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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



 Number of shares of common stock outstanding at August 1, 1995: 8,707,591



===========================================================================

                                MAXXAM INC.

                                   INDEX



PART I. - FINANCIAL INFORMATION                                       PAGE

     Item 1.   Financial Statements

          Consolidated Balance Sheet at June 30, 1995
               and December 31, 1994                                     3
          Consolidated Statement of Operations for the three
               and six months ended June 30, 1995 and 1994               4
          Consolidated Statement of Cash Flows for the six
               months ended June 30, 1995 and 1994                       5
          Condensed Notes to Consolidated Financial Statements           6

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           11


PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                        20
     Item 4.   Submission of Matters to a Vote of Security Holders      20
     Item 5.   Other Information                                        21
     Item 6.   Exhibits and Reports on Form 8-K                         22
     Signatures                                                        S-1

                                                    CONSOLIDATED BALANCE SHEET


                                                                               June 30,      December 31,
                                                                                 1995            1994
                                                                            -------------    ------------
                                                                             (Unaudited)
                                                                              (In millions of dollars)
                                              ASSETS
                         Current assets:
                              Cash and cash equivalents                     $      105.2     $       84.6
                              Marketable securities                                 38.8             40.3
                              Receivables:
                                   Trade, net of allowance for doubtful
                                        accounts of $5.0 and $4.4 at June
                                        30, 1995 and December 31, 1994,
                                        respectively                               215.1            176.8
                                   Other                                            61.8             62.9
                              Inventories                                          584.5            541.4
                              Prepaid expenses and other current assets            110.8            185.3
                                                                            -------------    ------------
                                   Total current assets                          1,116.2          1,091.3
                          Property, plant and equipment, net of
                              accumulated depreciation of $629.6 and
                              $579.9 at June 30, 1995 and December 31,
                              1994, respectively                                 1,210.3          1,231.6
                          Timber and timberlands, net of depletion of
                              $129.8 and $123.9 at June 30, 1995 and
                              December 31, 1994, respectively                      320.6            325.2
                         Investments in and advances to unconsolidated
                              affiliates                                           181.1            169.7
                         Deferred income taxes                                     436.5            425.6
                         Long-term receivables and other assets                    475.7            447.4
                                                                            -------------    ------------
                                                                            $    3,740.4     $    3,690.8
                                                                            =============    ============
                               LIABILITIES AND STOCKHOLDERS' DEFICIT
                         Current liabilities:
                              Accounts payable                              $      146.6     $      161.8
                              Accrued interest                                      59.2             62.0
                              Accrued compensation and related benefits            128.1            138.3
                              Other accrued liabilities                            165.6            200.2
                              Payable to affiliates                                 80.7             81.8
                              Long-term debt, current maturities                    27.9             33.7
                                                                            -------------    ------------
                                   Total current liabilities                       608.1            677.8
                         Long-term debt, less current maturities                 1,617.5          1,582.5
                         Accrued postretirement benefits                           747.5            743.1
                         Other noncurrent liabilities                              667.1            618.4
                                                                            -------------    ------------
                                   Total liabilities                             3,640.2          3,621.8
                                                                            -------------    ------------
                         Commitments and contingencies

                         Minority interests                                        350.4            344.3
                         Stockholders' deficit:
                              Preferred stock, $.50 par value; 12,500,000
                                   shares authorized; Class A $.05 Non-
                                   Cumulative Participating Convertible
                                   Preferred Stock; shares issued:
                                   669,957                                            .3               .3
                              Common stock, $.50 par value; 28,000,000
                                   shares authorized; shares issued:
                                   10,063,359                                        5.0              5.0
                              Additional capital                                    53.9             53.2
                              Accumulated deficit                                 (278.5)          (302.9)
                              Pension liability adjustment                         (11.4)           (11.4)
                              Treasury stock, at cost (shares held:
                                   preferred - 845; common - 1,355,768)            (19.5)           (19.5)
                                                                            -------------    ------------
                                   Total stockholders' deficit                    (250.2)          (275.3)
                                                                            -------------    ------------
                                                                            $    3,740.4     $    3,690.8
                                                                            =============    ============


                            The accompanying notes are an integral part of these financial statements.


                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)




                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                   June 30,
                                                         -----------------------    -----------------------
                                                            1995          1994         1995         1994
                                                         ----------    ----------   ----------   ----------
                                                                             (Unaudited)
                       Net sales:
                            Aluminum operations          $   583.4     $   459.5    $ 1,096.4    $   874.6
                            Forest products operations        65.6          63.0        117.6        119.7
                            Real estate operations            24.3          21.3         40.6         38.5
                                                         ----------    ----------   ----------   ----------
                                                             673.3         543.8      1,254.6      1,032.8
                                                         ----------    ----------   ----------   ----------

                       Costs and expenses:
                            Costs of sales and
                                 operations (exclusive
                                 of depreciation and
                                 depletion):
                                 Aluminum operations         463.8         419.0        890.5        806.8
                                 Forest products
                                      operations              33.0          31.0         62.5         64.2
                                 Real estate
                                      operations              16.3          15.8         28.4         28.2
                            Selling, general and
                                 administrative
                                 expenses                     47.2          41.5         89.8         80.9
                            Depreciation and depletion        31.1          30.0         60.9         61.2
                                                         ----------    ----------   ----------   ----------
                                                             591.4         537.3      1,132.1      1,041.3
                                                         ----------    ----------   ----------   ----------

                       Operating income (loss)                81.9           6.5        122.5         (8.5)

                       Other income (expense):
                            Investment, interest and
                                 other income
                                 (expense)                     5.5         (19.1)         9.1         (7.7)
                            Interest expense                 (45.4)        (44.2)       (90.8)       (87.7)
                                                         ----------    ----------   ----------   ----------
                       Income (loss) before income
                            taxes, minority interests
                            and extraordinary item            42.0         (56.8)        40.8       (103.9)
                       Credit (provision) for income
                            taxes                            (10.0)         19.3         (2.8)        35.8
                       Minority interests                     (6.6)         (5.7)       (13.6)        (9.6)
                                                         ----------    ----------   ----------   ----------
                       Income (loss) before
                            extraordinary item                25.4         (43.2)        24.4        (77.7)
                       Extraordinary item:
                            Loss on early
                                 extinguishment of
                                 debt, net of related
                                 benefit for income
                                 taxes of $2.9                   -             -            -         (5.4)
                                                         ----------    ----------   ----------   ----------
                       Net income (loss)                 $    25.4     $   (43.2)   $    24.4    $   (83.1)
                                                         ==========    ==========   ==========   ==========

                       Per common and common
                            equivalent share:
                            Income (loss) before
                                 extraordinary item      $    2.69     $   (4.57)   $    2.58    $   (8.22)
                            Extraordinary item                   -             -            -         (.57)
                                                         ----------    ----------   ----------   ----------
                            Net income (loss)            $    2.69     $   (4.57)   $    2.58    $   (8.79)
                                                         ==========    ==========   ==========   ==========




                            The accompanying notes are an integral part of these financial statements.


                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (IN MILLIONS OF DOLLARS)



                                                                                   Six Months Ended
                                                                                       June 30,
                                                                              --------------------------
                                                                                  1995           1994
                                                                              -----------    -----------
                                                                                      (Unaudited)
                          CASH FLOWS FROM OPERATING ACTIVITIES:
                               Net income (loss)                              $      24.4    $    (83.1)
                               Adjustments to reconcile net income (loss)
                                    to net cash provided by (used for)
                                    operating activities:
                                    Depreciation and depletion                       60.9          61.2
                                    Minority interests                               13.6           9.6
                                    Amortization of deferred financing costs
                                         and discounts on long-term debt              9.5           9.9
                                    Amortization of excess investment over
                                         equity in net assets of
                                         unconsolidated affiliates                    5.8           5.8
                                    Equity in losses (income) of
                                         unconsolidated affiliates                   (7.1)          1.0
                                    Net losses (gains) on marketable
                                         securities                                  (3.8)           .3
                                    Net purchases of marketable securities           (1.7)        (26.9)
                                    Incurrence of financing costs                    (1.0)        (18.7)
                                    Extraordinary loss on early
                                         extinguishment of debt, net                    -           5.4
                                    Decrease (increase) in prepaid expenses
                                         and other assets                            61.0          (4.9)
                                    Increase in accrued interest                       .2           8.0
                                    Decrease (increase) in inventories              (45.3)         33.8
                                    Decrease (increase) in receivables              (43.2)         10.3
                                    Decrease in accounts payable                    (14.6)        (10.4)
                                    Increase (decrease) in payable to
                                         affiliates and other liabilities           (12.1)          2.6
                                    Increase in accrued and deferred income
                                         taxes                                       (6.3)        (41.7)
                                    Other                                             4.8          (3.3)
                                                                              -----------    -----------
                                         Net cash provided by (used for)
                                              operating activities                   45.1         (41.1)
                                                                              -----------    -----------
                          CASH FLOWS FROM INVESTING ACTIVITIES:
                               Net proceeds from disposition of property and
                                    investments                                      11.0           6.6
                               Capital expenditures                                 (33.8)        (30.9)
                               Other                                                  (.3)         (2.8)
                                                                              -----------    -----------
                                         Net cash used for investing
                                              activities                            (23.1)        (27.1)
                                                                              -----------    -----------

                          CASH FLOWS FROM FINANCING ACTIVITIES:
                               Net borrowings (payments) under revolving
                                    credit agreements                                41.1        (193.4)
                               Proceeds from issuance of long-term debt               2.6         225.5
                               Principal payments on long-term debt                 (20.8)        (21.8)
                               Dividends paid to Kaiser's minority preferred
                                    stockholders                                    (15.6)         (8.8)
                               Redemption of preference stock                        (8.7)         (8.4)
                               Proceeds from issuance of Kaiser preferred
                                    stock                                               -         100.4
                                                                              -----------    -----------
                                         Net cash provided by (used for)
                                              financing activities                   (1.4)         93.5
                                                                              -----------    -----------
                          NET INCREASE IN CASH AND CASH EQUIVALENTS                  20.6          25.3
                          CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           84.6          83.9
                                                                              -----------    -----------
                          CASH AND CASH EQUIVALENTS AT END OF PERIOD          $     105.2    $    109.2
                                                                              ===========    ===========

                          SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND
                               FINANCING ACTIVITIES:
                               REDUCTION OF MARGIN BORROWINGS FOR MARKETABLE
                                    SECURITIES                                $       6.9    $       .5
                          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                               Interest paid, net of capitalized interest     $      81.0    $     69.9
                               Income taxes paid                                     17.1           6.5


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

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1995, the consolidated results of operations for the three and six months ended June 30, 1995 and 1994 and consolidated cash flows for the six months ended June 30, 1995 and 1994. Certain reclassifications of prior period information have been made to conform to the current presentation.

2.   CASH AND CASH EQUIVALENTS

          At June 30, 1995 and December 31, 1994, cash and cash equivalents includes $11.7 and $19.4, respectively, which is restricted for debt service payments on the 7.95% Timber Collateralized Notes due 2015.

3.   INVENTORIES

          Inventories consist of the following:




                                                               June 30,        December 31,
                                                                 1995              1994
                                                            --------------    -------------
             Aluminum Operations:
                  Finished fabricated products              $          62.4   $         49.4
                  Primary aluminum and work in process                218.4            203.1
                  Bauxite and alumina                                 115.9            102.3
                  Operating supplies and repair and
                       maintenance parts                              120.1            113.2
                                                            --------------    -------------
                                                                      516.8            468.0
                                                            --------------    -------------
             Forest Products Operations:
                  Lumber                                               60.4             61.3
                  Logs                                                  7.3             12.1
                                                            --------------    -------------
                                                                       67.7             73.4
                                                            --------------    -------------
                                                            $         584.5   $        541.4
                                                            ==============    =============


4.   LONG-TERM DEBT

          Long-term debt consists of the following:



                                                                 June 30,     December 31,
                                                                   1995           1994
                                                               -----------    ------------
             Corporate:
                  14% Senior Subordinated Reset Notes due
                       May 20, 2000                            $     25.0     $       25.0
                  12-1/2% Subordinated Debentures due
                       December 15, 1999, net of discount            16.3             20.9
                  Other                                                .2               .2
             Aluminum Operations:
                  1994 Credit Agreement                              52.4              6.7
                  9-7/8% Senior Notes due February 15, 2002,
                       net of discount                              223.7            223.6
                  Alpart CARIFA Loan                                 60.0             60.0
                  12-3/4% Senior Subordinated Notes due
                       February 1, 2003                             400.0            400.0
                  Other                                              64.8             69.2
             Forest Products Operations:
                  7.95% Timber Collateralized Notes due July
                       20, 2015                                     355.6            363.8
                  11-1/4% Senior Secured Notes due August 1,
                       2003                                         100.0            100.0
                  12-1/4% Senior Secured Discount Notes due
                       August 1, 2003, net of discount               87.8             82.8
                  10-1/2% Senior Notes due March 1, 2003            235.0            235.0
                  Other                                                .8               .9
             Real Estate Operations:
                  Secured notes due December 31, 1999,
                       interest at prime plus 3%                     10.1             10.0
                  Other notes and contracts, secured by
                       receivables, buildings, real estate
                       and equipment                                 13.7             18.1
                                                               -----------    ------------
                                                                  1,645.4          1,616.2
             Less: current maturities                               (27.9)           (33.7)
                                                               -----------    ------------
                                                               $  1,617.5     $    1,582.5
                                                               ===========    ============



5.   CREDIT (PROVISION) FOR INCOME TAXES

          The provision for income taxes for the three and six months ended June 30, 1995 includes a credit relating to reserves the Company no longer believes are necessary.

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

          Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At June 30, 1995, the balance of such accruals, which is primarily included in other noncurrent liabilities, was $41.3. These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology and Kaiser's assessment of the likely remediation action to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $11.0 for the years 1995 through 1999 and an aggregate of approximately $11.0 thereafter.

          As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. Kaiser believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to approximately $21.0. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position or results of operations.

          Asbestos Contingencies
          KACC is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. At June 30, 1995, the number of such lawsuits pending was approximately 31,700.

          Based on past experience and reasonably anticipated future activity, KACC has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2008. KACC's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, the current state of case law related to asbestos claims, and the advice of counsel. Accordingly, an asbestos-related cost accrual of $134.6, before considerations for insurance recoveries, is included primarily in other noncurrent liabilities at June 30, 1995. KACC estimates that annual future cash payments in connection with such litigation will be approximately $11.0 to $13.0 for each of the years 1995 through 1999, and an aggregate of approximately $74.0 thereafter through 2008. KACC does not presently believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008.

          KACC believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. While claims for recovery from some of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, KACC believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of counsel, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $120.6, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in long-term receivables and other assets at June 30, 1995.

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

8.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

          KACC enters into primary metal hedging transactions with off-balance sheet risk in the normal course of business. The prices realized by Kaiser under certain sales contracts for alumina, primary aluminum and fabricated aluminum products as well as the costs incurred by Kaiser on certain items, such as aluminum scrap, rolling ingot, power and bauxite, fluctuate with the market price of primary aluminum, together resulting in a "net exposure" of earnings. The primary metal hedging transactions are designed to mitigate the net exposure of earnings to declines in the market price of primary aluminum, while retaining the ability to participate in favorable environments that may materialize.
KACC has developed strategies which include forward sales of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum. In this regard, in respect of its remaining 1995 anticipated net exposure, at June 30, 1995, KACC had net forward sales contracts for 157,725 tons (all references to tons in this report refer to metric tons of 2,204.6 pounds) of primary aluminum at fixed prices, purchased call options in respect of 34,500 tons of primary aluminum, purchased put options to establish a minimum price for 96,750 tons of primary aluminum, and entered into option contracts that established a price range for 45,000 tons of primary aluminum. In respect of its 1996 anticipated net exposure, at June 30, 1995, KACC had sold forward 15,000 tons of primary aluminum at fixed prices.

          KACC also enters into hedging transactions in the normal course of business that are designed to reduce its exposure to fluctuations in foreign exchange rates. At June 30, 1995, KACC had net forward foreign exchange contracts totaling approximately $149.9 for the purchase of 207.0 Australian dollars through April 1997.

          At June 30, 1995, the net unrealized loss on KACC's position in aluminum forward sales and option contracts (based on a market price of $1,808 per ton of primary aluminum) and forward foreign exchange contracts was $3.8.

          KACC has established margin accounts with its counterparties related to aluminum forward sales and option contracts. KACC is entitled to receive advances from counterparties related to unrealized gains and, in turn, is required to make margin deposits with counterparties to cover unrealized losses related to these contracts. At June 30, 1995, KACC had $4.0, compared with $50.5 at December 31, 1994, on deposit with various counterparties in respect of such unrealized losses. These amounts are recorded in prepaid expenses and other current assets.

9.   SUBSEQUENT EVENT

          On July 21, 1995, Kaiser announced that it is calling for redemption of all 1,938,295 of its Series A Mandatory Conversion Premium Dividend Preferred Stock (the "Series A Shares") on September 19, 1995. Redemption of the Series A Shares will result in the simultaneous redemption of all 19,382,950 $.65 Depositary Shares (the "Depositary Shares") in exchange for (i) 13,126,521 shares of Kaiser's common stock determined by dividing the Call Price (as defined) in effect on the redemption date ($110.218 per Series A Share) by the Current Market Price (as defined) per share of common stock ($16.275) determined as of July 19, 1995, pursuant to the Certificate of Designations of the Series A Shares,
(ii) an amount in cash equal to all accrued and unpaid dividends to and including the day immediately prior to the redemption date, and (iii) cash in lieu of any fractional shares of common stock that would otherwise be issuable.

          In May of 1995, the Company sold the remaining Depositary Shares that it owned on December 31, 1994. As a result, none of the shares of Kaiser's common stock to be issued upon redemption of the Series A Shares will be held by the Company. The Company has recorded 100% of the losses attributable to Kaiser's common stock since July 1993, as Kaiser's cumulative losses through that date had eliminated Kaiser's equity with respect to its common stock. As of June 30, 1995, the cumulative deficit attributable to Kaiser's common equity totaled $200.2. The redemption of Kaiser's Series A Shares will reduce this deficit in common equity, and decrease Kaiser's preferred equity, by $134.3 on the date of redemption. Accordingly, the Company will record an adjustment to reduce the minority interests reflected on its consolidated balance sheet for that same amount, with an offsetting decrease in the Company's stockholders' deficit.

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

     ALUMINUM OPERATIONS

          Kaiser's operating results are sensitive to changes in prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on hedging strategies. Kaiser, through its principal subsidiary KACC, operates in two business segments: bauxite and alumina, and aluminum processing. Aluminum operations account for a significant portion of the Company's revenues and operating results. The following table presents selected operational and financial information for the three and six months ended June 30, 1995 and 1994. The information presented in the table is in millions of dollars except shipments and prices.



                                                  Three Months Ended        Six Months Ended
                                                       June 30,                 June 30,
                                                 -------------------     --------------------
                                                   1995        1994         1995        1994
                                                 --------    --------    --------    --------

             Shipments: (1)
                  Alumina                           576.6      574.2      1,023.1      1,042.4
                  Aluminum products:
                       Primary aluminum              63.8       63.1        111.5        127.4
                       Fabricated aluminum
                            products                 99.4      104.9        193.9        201.7
                                                 --------    --------    --------    ---------
                            Total aluminum
                                 products           163.2      168.0        305.4        329.1
                                                 ========    ========    ========    =========
             Average realized sales price:
                  Alumina (per ton)              $    206    $   159     $    202    $     157
                  Primary aluminum (per pound)        .83        .55          .82          .55
             Net sales:
                  Bauxite and alumina:
                       Alumina                   $  118.7    $  91.3     $  206.6    $   163.8
                       Other (2) (3)                 23.9       20.4         43.0         40.8
                                                 --------    --------    ---------   ---------
                            Total bauxite and
                                 alumina            142.6      111.7        249.6        204.6
                                                 --------    --------    ---------   ---------
                  Aluminum processing:
                       Primary aluminum             116.6       76.8        201.6        154.1
                       Fabricated aluminum
                            products                319.8      267.4        636.0        508.9
                       Other (3)                      4.4        3.6          9.2          7.0
                                                 --------    --------    ---------   ---------
                            Total aluminum
                                 processing         440.8      347.8        846.8        670.0
                                                 --------    --------    ---------   ---------
                                 Total net sales $  583.4    $ 459.5     $1,096.4    $   874.6
                                                 ========    ========    =========   ==========
             Operating income (loss)             $   65.0    $ (12.7)    $   99.1    $   (36.8)
                                                 ========    ========    =========   ==========
             Income (loss) before income taxes,
                  minority interests and
                  extraordinary item             $   40.1    $ (33.6)    $   49.9    $   (77.0)
                                                 ========    ========    =========   ==========

             Capital expenditures                $   13.4    $  12.1     $   27.1    $    21.7
                                                 ========    ========    =========   ==========


---------------

          (1)  Shipments are expressed in thousands of metric tons.  A metric ton is equivalent to 2,204.6 pounds.
          (2)  Includes net sales of bauxite.
          (3)  Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.


          Net sales
          Bauxite and alumina. Revenues from net sales to third parties for the bauxite and alumina segment were 28% higher in the second quarter of 1995 than in the second quarter of 1994, and were 22% higher in the six months ended June 30, 1995 than in the six months ended June 30, 1994. Revenues from alumina increased 30% in the second quarter of 1995 from the second quarter of 1994, and increased 26% in the six months ended June 30, 1995 from the six months ended June 30, 1994, due to higher average realized prices.

          Aluminum processing.    Revenues from net sales to third parties
for the aluminum processing segment were 27% higher in the second quarter of 1995 than in the second quarter of 1994, and were 26% higher in the six months ended June 30, 1995 than in the six months ended June 30, 1994. Revenues from primary aluminum increased 52% in the second quarter of 1995 from the second quarter of 1994, due to higher average realized prices, and increased 31% in the six months ended June 30, 1995 from the six months ended June 30, 1994, due to higher average realized prices partially offset by decreased shipments caused by the strike by the United Steelworkers of America ("USWA") discussed below. Shipments of primary aluminum to third parties were approximately 39% and 37% of total aluminum products shipments in the second quarter of 1995 and six months ended June 30, 1995, respectively, compared with approximately 38% and 39% in the second quarter of 1994 and six months ended June 30, 1994, respectively. Revenues from fabricated aluminum products increased 20% in the second quarter of 1995 from the second quarter of 1994, and increased 25% in the six months ended June 30, 1995 from the six months ended June 30, 1994, due to higher average realized prices partially offset by lower shipments for most of these products.

          Operating income (loss)
          Kaiser's corporate general and administrative expenses of $19.3 million and $18.2 million for the second quarter of 1995 and 1994, respectively, and $37.4 million and $35.4 million for the six months ended June 30, 1995 and 1994, respectively, were allocated by the Company to the bauxite and alumina and aluminum processing segments based on those segments' ratio of sales to unaffiliated customers.

          Improved operating results in the six months ended June 30, 1995 were partially offset by (i) an eight-day strike at five major domestic locations by the USWA, (ii) a six-day strike by the National Workers Union at Kaiser's 65%-owned Alpart alumina refinery in Jamaica, and (iii) a four-day disruption of alumina production at Alpart caused by a boiler failure. The combined impact of these events on the results for the six months ended June 30, 1995 was approximately $17.0 million in the aggregate (on a pre-tax basis) principally from lower production volume and other related costs.

          Bauxite and alumina. This segment had operating income of $16.0 million for the second quarter of 1995, compared with an operating loss of $3.9 million for the second quarter of 1994, principally due to higher revenue. The operating income for the six months ended June 30, 1995 was $14.2 million, compared with an operating loss of $9.7 million for the six months ended June 30, 1994, principally due to higher revenue, partially offset by the effect of the strikes and boiler failure.

          Aluminum processing. This segment had operating income of $49.0 million for the second quarter of 1995, compared with an operating loss of $8.8 million for the second quarter of 1994, principally due to higher revenue. The operating income for the six months ended June 30, 1995 was $84.9 million, compared with an operating loss of $27.1 million for the six months ended June 30, 1994, principally due to higher revenue, partially offset by the effect of the strike by the USWA.

          Income (loss) before income taxes, minority interests and extraordinary item
          Income before income taxes, minority interests and extraordinary item for the three and six months ended June 30, 1995, as compared to losses for the three and six months ended June 30, 1994, resulted from the improvement in operating income previously described.

     FOREST PRODUCTS OPERATIONS

          The Company's forest products operations are conducted by MGI through its principal operating subsidiaries. MGI's business is highly seasonal in that the forest products business has historically experienced lower first and fourth quarter sales due largely to the general decline in construction related activity during the winter months. Accordingly, MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and six months ended June 30, 1995 and 1994. The information presented in the table is in millions of dollars except shipments and prices.



                                                   Three Months Ended          Six Months Ended
                                                        June 30,                   June 30,
                                                 ----------------------    -----------------------
                                                   1995          1994         1995          1994
                                                 --------    -----------   ---------    -----------
             Shipments:
                  Lumber: (1)
                       Redwood upper grades          12.8          12.8         23.5          25.7
                       Redwood common grades         64.8          55.7        115.9         105.1
                       Douglas-fir upper
                            grades                    1.4           1.9          3.2           4.4
                       Douglas-fir common
                            grades and other         15.1          16.5         31.5          31.9
                                                 --------    -----------   ---------    -----------
                            Total lumber             94.1          86.9        174.1         167.1
                                                 ========    ===========   =========    ===========
                  Logs (2)                            1.6           4.8          2.1          10.3
                                                 ========    ===========   =========    ===========
                  Wood chips (3)                     52.8          64.9         99.7          95.2
                                                 ========    ===========   =========    ===========
             Average sales price:
                  Lumber: (4)
                       Redwood upper grades      $  1,478    $    1,469    $   1,508    $    1,437
                       Redwood common grades          498           458          467           453
                       Douglas-fir upper
                            grades                  1,290         1,373        1,333         1,391
                       Douglas-fir common
                            grades                    378           426          378           445
                  Logs (4)                            559           638          482           658
                  Wood chips (5)                       99            85           94            81

             Net sales:
                  Lumber, net of discount        $   58.8    $     53.1    $   105.7    $    103.1
                  Logs                                 .9           3.1          1.0           6.8
                  Wood chips                          5.2           5.6          9.4           7.7
                  Cogeneration power                   .4            .9           .8           1.5
                  Other                                .3            .3           .7            .6
                                                 --------    -----------   ---------    -----------
                            Total net sales      $   65.6    $     63.0        117.6    $    119.7
                                                 ========    ===========   =========    ===========
             Operating income                    $   22.0    $     23.1    $    34.6    $     36.5
                                                 ========    ===========   =========    ===========
             Operating cash flow (6)             $   29.1    $     28.0    $    47.5    $     47.2
                                                 ========    ===========   =========    ===========
             Income (loss) before income
                  taxes, minority interests
                  and extraordinary item         $    5.1    $    (15.5)   $       -    $    (13.5)
                                                 ========    ===========   =========    ===========
             Capital expenditures                $    2.6    $      2.5    $     4.5    $      6.5
                                                 ========    ===========   =========    ===========


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


          Shipments
          Lumber shipments to third parties for the second quarter of 1995 increased from the second quarter of 1994. Increased shipments of redwood common lumber were partially offset by decreased shipments of other common grade lumber. Log shipments for the second quarter of 1995 were 1.6 million feet (net Scribner scale), a decrease from 4.8 million feet for the second quarter of 1994.

          Lumber shipments to third parties for the six months ended June 30, 1995 increased from the six months ended June 30, 1994. Increased shipments of redwood common lumber were partially offset by decreased shipments of upper grade redwood lumber and upper grade Douglas-fir lumber. Log shipments for the six months ended June 30, 1995 were 2.1 million feet, a decrease from 10.3 million feet for the six months ended June 30, 1994.

          Net sales
          Revenues from net sales for the second quarter of 1995 increased as compared to the second quarter of 1994. This increase was principally due to higher shipments and average realized prices of redwood common lumber, partially offset by decreased log shipments, a decrease in the average realized price for common grade Douglas-fir lumber, lower sales of electrical power and decreased sales of wood chips.

          Revenues from net sales for the six months ended June 30, 1995 decreased as compared to the six months ended June 30, 1994. This decrease was principally due to lower shipments of logs, upper grade redwood lumber and upper grade Douglas-fir lumber, a decrease in the average realized price for common grade Douglas-fir lumber and lower sales of electrical power, partially offset by increased shipments of redwood common lumber, increased sales of wood chips and increases in the average realized prices for both upper and common grades of redwood lumber.

          Operating income
          Operating income for the second quarter of 1995 and the six months ended June 30, 1995 decreased as compared to the same periods in 1994. These decreases were primarily due to lower sales of logs, partially offset by higher gross margins on wood chip sales and higher sales of lumber. Cost of goods sold for the second quarter of 1995 was reduced by $1.5 million of business interruption insurance proceeds for the settlement of claims related to the April 1992 earthquake. Costs of lumber sales for the six months ended June 30, 1995 were favorably impacted by lower purchases of logs from third parties and improved sawmill productivity.

          Income (loss) before income taxes, minority interests and extraordinary item
          Income (loss) before income taxes, minority interests and extraordinary item improved for the second quarter of 1995 and the six months ended June 30, 1995 as compared to the same periods in 1994. These improvements resulted from increased investment, interest and other income, partially offset by the decreases in operating income as discussed above. Investment, interest and other income (expense) for the second quarter of 1994 included a pre-tax loss on the litigation settlement of $21.2 million. In addition, investment, interest and other income (expense) for the six months ended June 30, 1994 included a franchise tax refund of $7.2 million (the substantial portion of which represented interest) from the State of California.

     REAL ESTATE OPERATIONS



                                                     Three Months Ended         Six Months Ended
                                                          June 30,                  June 30,
                                                   ---------------------    ------------------------
                                                     1995         1994         1995          1994
                                                   --------    ---------    ---------    -----------
                                                                (In millions of dollars)
             Net sales                             $   24.3    $    21.3    $   40.6     $      38.5
             Operating loss                             (.3)        (1.5)       (3.6)           (3.4)
             Income (loss) before income taxes,
                  minority interests and
                  extraordinary item                    1.2          (.8)       (1.5)           (2.1)



          Net sales
          Net sales for the second quarter of 1995 and the six months ended June 30, 1995 increased as compared to the same periods in 1994. These increases were primarily due to a bulk sale of acreage in Texas. Net sales for the second quarter of 1994 included bulk acreage sales in New Mexico.

          Operating loss
          The operating loss for the second quarter of 1995 decreased from the second quarter of 1994. The operating loss for the six months ended June 30, 1995 increased from the six months ended June 30, 1994. Operating results for both periods were favorably impacted by the bulk sale of acreage in Texas, offset by higher overhead costs.

          Income (loss) before income taxes, minority interests and extraordinary item
          Income before income taxes, minority interests and extraordinary item for the second quarter of 1995, as compared to the loss for the second quarter of 1994, was primarily due to the decreased operating loss. The loss before income taxes, minority interests and extraordinary item for the six months ended June 30, 1995 decreased from the six months ended June 30, 1994. This decrease was due to lower interest expense, partially offset by the increased operating loss.

     OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS



                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                   ------------------------    ----------------------------
                                                      1995          1994           1995            1994
                                                   ----------    ----------    ------------   ------------
                                                                   (In millions of dollars)
             Operating loss                        $    (4.8)    $     (2.4)   $       (7.6)  $       (4.8)
             Loss before income taxes, minority
                  interests and extraordinary item      (4.4)          (6.9)           (7.6)         (11.3)


          Operating loss
          The operating losses represent corporate general and administrative expenses that are not allocated to the Company's industry segments. The operating losses for the second quarter of 1995 and the six months ended June 30, 1995 increased as compared to the same periods in 1994. These increases were primarily due to a $2.3 million accrual for certain contingencies the Company recorded during the second quarter of 1995 and, to a lesser extent, higher overhead costs.

          Loss before income taxes, minority interests and extraordinary item
          The loss before income taxes, minority interests and extraordinary item includes operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, that are not allocated to the Company's industry segments. The losses for the second quarter of 1995 and the six months ended June 30, 1995 decreased as compared to the same periods in 1994. These decreases were primarily due to higher investment, interest and other income, partially offset by the increased operating losses discussed above.

          Minority interests
          Minority interests represent the minority stockholders' interest in the Company's aluminum operations.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

     PARENT COMPANY

          Certain of the Company's subsidiaries, principally Kaiser and MGI, are restricted by their various debt agreements as to the amount of funds that can be paid in the form of dividends or loaned to the Company. KACC's 1994 Credit Agreement and the indentures governing the KACC Senior Notes and the KACC Notes contain covenants which, among other things, limit Kaiser's ability to pay cash dividends and restrict transactions between Kaiser and its affiliates. Under the most restrictive of these covenants, Kaiser is not currently permitted to pay dividends on its common stock.
The indenture governing the MGI Notes contains various covenants which, among other things, limit the payment of dividends and restrict transactions between MGI and its affiliates. As of June 30, 1995, under the most restrictive of these covenants, approximately $4.9 million of dividends could be paid by MGI. Under the most restrictive covenants governing debt of the Company's real estate subsidiaries, approximately $24.3 million could be paid as of June 30, 1995.

          As of June 30, 1995, the Company (excluding its aluminum, forest products and real estate subsidiary companies) had cash and marketable securities of approximately $33.5 million and available borrowings under its demand loan and pledge agreement of $25.0 million. See also "--Investment in Sam Houston Race Park" below. The Company believes that its existing cash and marketable securities (excluding its aluminum, forest products and real estate subsidiaries), together with the funds available to it, will be sufficient to fund its working capital requirements for the foreseeable future.

     ALUMINUM OPERATIONS

          In March 1995, the 1994 Credit Agreement was amended by the Second Amendment to Credit Agreement (the "Second Amendment"). The Second Amendment provided, among other things, for an increase in the revolving line of credit from $275.0 million to $325.0 million. At June 30, 1995, $204.8 million (of which $57.2 million could have been used for letters of credit) was available to KACC under the 1994 Credit Agreement. As of July 21, 1995, the 1994 Credit Agreement was amended by the Third Amendment to Credit Agreement in connection with the investment by Kaiser Yellow River Investment Limited, a subsidiary of KACC, in Yellow River Aluminum Industry Company, an aluminum smelter joint venture in the People's Republic of China.

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

          As of June 30, 1995, $19.7 million of borrowings was available under Pacific Lumber's Revolving Credit Agreement, of which $4.7 million was available for letters of credit. No borrowings were outstanding as of June 30, 1995, and letters of credit outstanding amounted to $10.3 million. Pacific Lumber has signed a commitment letter with the bank which will amend the Revolving Credit Agreement to extend its maturity date to May 31, 1998 and provide for an additional $30.0 million of available borrowings.

     REAL ESTATE OPERATIONS

          As of June 30, 1995, the Company's real estate subsidiaries had approximately $30.4 million available for use under various credit agreements. A substantial portion of the availability was attributable to the credit availability pursuant to the loan agreement secured by real properties, and certain loans secured by income producing real property.

     INVESTMENT IN SAM HOUSTON RACE PARK

          Since July 1993, the Company has, through various subsidiaries, controlled the general partner of, and held an equity interest in, Sam
Houston Race Park, Ltd. ("SHRP"), a Texas limited partnership, which owns and operates a Class 1 horse racing track in northwest Houston (the "Race Park"). On April 17, 1995 (the "Filing Date"), SHRP and its wholly owned subsidiary SHRP Capital Corp. ("Capital"), together with SHRP Acquisition, Inc. ("SHRP Acquisition"), a wholly owned subsidiary of the Company and SHRP's largest limited partner, filed voluntary petitions in the United
States Bankruptcy Court for the District of Delaware. The Delaware Court subsequently transferred the case to the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy
Court"), Jointly Administered Case number 95-43739-H3-11, each seeking to reorganize under the provisions of Chapter 11 of the United States
Bankruptcy Code (the "Bankruptcy Code").  SHRP, Capital and SHRP
Acquisition (collectively, "the SHRP Debtors") filed a fifth amended consolidated plan of reorganization (the "Plan") and disclosure statement relating to the Plan (the "Disclosure Statement") with the Bankruptcy Court on July 13, 1995. The Bankruptcy Court has approved the Disclosure
Statement as containing information, of a kind and in sufficient detail, adequate to enable holders of claims and equity interests in the SHRP
Debtors, to make an informed judgement with respect to the acceptance or rejection of the Plan. On August 7, 1995, the Bankruptcy Court commenced a hearing concerning whether or not the Plan should be confirmed. The hearing was continued to a date to be determined but expected to be as early as August 29, 1995. The SHRP Debtors, a committee of noteholders and a committee of unsecured creditors have agreed to request a modification of the Plan to expand certain release provisions thereof prior to such date as may be set for the continuation of the hearing concerning confirmation of the Plan. It is contemplated that the SHRP Debtors would solicit the necessary acceptances to the Plan, as modified. Until such time as the Plan of reorganization is consummated, each of the SHRP Debtors will continue to be operated as debtors-in-possession under the Bankruptcy Code. For additional information regarding the Plan, reference should be made to the Plan itself, a copy of which has been filed as an exhibit to the SHRP Form 10-Q for the quarterly period ended June 30, 1995.

          The Plan calls for, among other things, a significant modification of the 11-3/4% Senior Secured Notes (the "Amended SHRP
Notes"), an additional capital infusion and a reorganization of SHRP (the "Reorganized SHRP"). The Amended SHRP Notes would have an aggregate principal amount of $37.5 million, mature on September 1, 2001, and bear interest at the rate of 11% per annum. The maturity date of the Amended SHRP Notes could be extended to September 1, 2003 (with an increase in the rate of interest to 13% percent per annum) if the Texas legislature passes significant gaming legislation (as defined) during the 2001 legislative session. A new investor group (the "New SHRP Investor Group") would provide additional capital which would include a cash infusion ranging from $5.80 million to $7.55 million (the amount necessary to fund SHRP's projected cash flow requirements for the next three years, including paying restructuring costs and satisfying claims made during the bankruptcy proceedings). The current SHRP partnership interests would be eliminated, although the current partners in SHRP would be able to participate in the New SHRP Investor Group in proportion to their pre-filing interests in SHRP. An affiliate of the Company would contribute to SHRP (for fair market value) an adjoining approximately 87 acre tract of land, a portion of which the Race Park utilizes for parking by Race Park patrons. Each member of the New SHRP Investor Group would be required to provide its pro rata share of a $1.7 million line of credit.

TRENDS

     ALUMINUM OPERATIONS

          On June 15, 1995, KACC announced that it had signed an agreement with the Washington Water Power Company (the "WWP") to purchase up to 50 megawatts of electrical energy to supply its Northwest facilities. The agreement is for a five-year term beginning October 1, 1995. Such power would displace a portion of KACC's interruptible power supply from the Bonneville Power Administration (the "BPA"), and could save KACC in excess of $7.0 million over the term of the agreement compared to current BPA rates, assuming that KACC would purchase 50 megawatts for the entire term of the agreement. KACC also announced that it had signed an electric power services agreement with the WWP for the WWP to represent KACC in discussions and solicitations with energy suppliers other than the BPA.

          The BPA has formally announced its proposed rate of 22.6 mills for power to be sold to its direct service industrial customers (the "DSIs"), which includes KACC, beginning October 1, 1996, for a term of either two years or five years, at the election of each of the DSIs. Such a rate, if implemented, would represent a rate reduction of approximately 15% from the BPA rates currently in effect, and would reduce production costs at KACC's Mead and Tacoma, Washington, smelters by approximately $12.0 million per year based on the current operating rate of those smelters. However, final adoption of the BPA rate for the period beginning October 1, 1996, is subject to completion of the public rate setting process, and there is no certainty that the proposed rate decrease, or any rate decrease, will become effective as of October 1, 1996, or at any other time.

     FOREST PRODUCTS OPERATIONS

          During the first five months of 1995, a combination of severe weather conditions, seasonally low log inventories, the issuance of a temporary restraining order ("TRO") (which required Pacific Lumber to cease all timber harvesting operations on one of the few all-season harvest sites from which it had been able to supplement its log inventories), and other regulatory delays forced Pacific Lumber to curtail operations at one of its four sawmills and to temporarily idle another sawmill from April 17 to May 2, 1995. During late May, the weather improved and the TRO was lifted, thereby allowing Pacific Lumber to resume operations on such harvesting site. Accordingly, Pacific Lumber has since been able to secure an adequate supply of logs in order to resume normal operations of its sawmills.

          Additional judicial or regulatory actions adverse to Pacific Lumber, further regulatory delays and inclement weather in northern California, independently or collectively, could again impair Pacific Lumber's ability to maintain adequate log inventories and force Pacific Lumber to temporarily idle or curtail operations at certain of its lumber mills from time to time.

RECENT ACCOUNTING PRONOUNCEMENT

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company is required to adopt SFAS 121 no later than January 1, 1996. The Company is currently evaluating certain of its real estate properties with respect to application of SFAS 121; accordingly, the effect of SFAS 121 on the Company's financial statements is not known at this time.

PAGE

                         PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K and Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 (the "Form 10-Q") for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings. Any capitalized or italicized terms used but not defined in this Item have the same meaning given to them in the Form 10-K and the Form 10-Q.

          In connection with the Kayes/Miller action, on June 15, 1995, the U.S. Ninth Circuit Court of Appeals denied defendants' petition for rehearing. On August 7, 1995, the defendants requested the U.S. Supreme Court to review the case by filing a petition for writ of certiorari.

KAISER ENVIRONMENTAL LITIGATION

          In connection with the Catellus Development Corporation v. Kaiser Aluminum & Chemical Corporation and James L. Ferry & Son, Inc. action, the trial involving this case commenced in March 1995. During the trial, Plaintiffs settled their claims against Catellus in exchange for payment of approximately $3.25 million. Subsequently, on June 2, 1995, the United States District Court for the Northern District of California issued an Order on the remaining claims finding, among other things, that KACC is liable for various costs aggregating approximately $1.34 million, as well as interest, fifty percent (50%) of future costs of cleaning up certain parts of the Property, and certain fees and costs associated specifically with the claim by Catellus against KACC. KACC has estimated the aggregate interest payable to be approximately $.53 million. Entry of judgment is pending.

RANCHO MIRAGE LITIGATION

          In connection with the In re MAXXAM Inc./Federated Development Shareholders Litigation, on June 23, 1995, the court denied defendants' motion to dismiss certain of plaintiffs' claims. This matter has been set for trial commencing January 8, 1996.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of stockholders of the Company was held on May 17, 1995, at which meeting the stockholders voted to elect management's slate of nominees as directors of the Company. The nominees for election are listed below, together with voting information for each nominee. Messrs. Robert J. Cruikshank and Ezra G. Levin continued as directors of the Company.

          NOMINEE FOR ELECTION BY HOLDERS OF COMMON STOCK

          Stanley D. Rosenberg - 5,911,545 votes for, -0- votes against,
          48,553 votes withheld, -0- votes abstaining and -0- broker non-votes.

          NOMINEE FOR ELECTION BY HOLDERS OF COMMON STOCK AND CLASS A PREFERRED STOCK

          Charles E. Hurwitz - 11,915,182 votes for, -0- votes against,
          646,936 votes withheld, -0- votes abstaining and -0- broker non-votes.

ITEM 5.   OTHER INFORMATION

     PARENT COMPANY

          On August 2, 1995, the Federal Deposit Insurance Corporation ("FDIC") filed a civil action entitled Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (No. H-95-3936) in the U.S. District Court for the Southern District of Texas. Mr. Hurwitz is the Chairman of the Board and Chief Executive Officer of the Company. This action did not name the Company as a defendant and the applicable statute of limitations for any possible suit by the FDIC against the Company has expired. The suit against Mr. Hurwitz seeks damages in excess of $250 million based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of United Savings Association of Texas ("USAT"), a wholly owned subsidiary of United Financial Group Inc. ("UFG"), and was involved in certain decisions which contributed to the insolvency of USAT. The FDIC further alleges, among other things, that Mr. Hurwitz was obligated to ensure that UFG, Federated Development Company and the Company maintained the net worth of USAT. The Company has an obligation to advance defense costs to its officers and directors to the fullest extent permitted by Delaware law, subject to the individual's obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification. In addition, the Company's by-laws provide for indemnification of its officers and directors under certain circumstances. No claim for or determination regarding the appropriateness of such indemnification in this instance has been made.

          In a separate but related matter, in October 1994, the United States Department of Treasury's Office of Thrift Supervision ("OTS") commenced an investigation into UFG and the insolvency of USAT. In December 1988, the Federal Home Loan Bank Board ("FHLBB") placed USAT into receivership and appointed the Federal Savings & Loan Insurance Corp. ("FSLIC") as receiver. At the time of the receivership, the Company owned approximately 13% of the voting stock of UFG. In November 1994, the OTS requested that the Company sign a tolling agreement (essentially extending any relevant statute of limitations) in connection with the OTS' investigation. The OTS stated at that time that it was not asserting an administrative claim or threatening a claim against the Company, but was seeking to compel documentary and other information from the Company in connection with and in furtherance of such investigation. The OTS, successor to the FHLBB for some purposes, subsequently requested certain documents from the Company which the Company has been working to provide. The OTS also has deposed certain current and former officers and/or directors of the Company. The OTS has indicated that its investigation includes certain present and former officers and directors of the Company, some of whom have also served as an officer or director of or had some other relationship with UFG or USAT. The Company signed a second tolling agreement with the OTS in July 1995. The OTS has not articulated the basis for any claim against the Company to date.

     FOREST PRODUCTS OPERATIONS

          A variety of bills are currently pending in the California legislature and the U.S. Congress which relate to the business of the Company, including the protection and acquisition of old growth and other timberlands, environmental protection and the restriction, regulation and administration of timber harvesting practices. For example, a bill was recently introduced in the California legislature which would, among other things, initiate negotiations by the California Resources Agency with Pacific Lumber for the public acquisition of approximately 4,700 acres of Pacific Lumber's timberlands, 3,000 acres of which is a contiguous block of virgin old growth redwood forest often referred to as the "Headwaters Forest." Since this bill and the other bills are subject to amendment, it is premature to assess the ultimate content of these bills, the likelihood of any of the bills passing, or the impact of these bills on the financial position or results of operations of Pacific Lumber or the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   EXHIBITS:

                    4.1 Seventh Amendment to Loan Agreement, dated as of March 31, 1995, among General Electric Capital Corporation, MXM Mortgage Corp. And MXM Mortgage L.P.

                    10.1 MAXXAM Inc. Revised Capital Accumulation Plan of 1988, as amended December 12, 1988

                    11 Computation of Net Income (Loss) Per Common and Common Equivalent Share

                    27        Financial Data Schedule

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


                                          MAXXAM INC.



Date: August 11, 1995         By:      TERRY L. FREEMAN
                                       Terry L. Freeman
                                     Assistant Controller