Form 10-Q
period 1995-09-30
MAXXAM INC
filed 1995-11-14
CIK 63814

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
                            ____________________

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                       Commission File Number 1-3924


                                MAXXAM INC.
           (Exact name of Registrant as Specified in its Charter)


             DELAWARE                               95-2078752
   (State or other jurisdiction                  (I.R.S. Employer
 of incorporation or organization)            Identification Number)

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


Number of shares of common stock outstanding at November 1, 1995: 8,707,792

                                MAXXAM INC.

                                   INDEX



PART I. - FINANCIAL INFORMATION                                        PAGE
                                                                       ----

     Item 1.   Financial Statements

          Consolidated Balance Sheet at September 30, 1995 and
               December 31, 1994 . . . . . . . . . . . . . . . . . . . .  3
          Consolidated Statement of Operations for the three and nine months ended September 30, 1995 and 1994  . . . . . . . .  4
          Consolidated Statement of Cash Flows for the nine months ended
               September 30, 1995 and 1994 . . . . . . . . . . . . . . .  5
          Condensed Notes to Consolidated Financial Statements . . . . .  6

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations  . . . . . . . . 12

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . 23
     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . 24
     Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . 25
     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .S-1

                         CONSOLIDATED BALANCE SHEET


                                                     September    December
                                                        30,         31,
                                                        1995        1994
                                                     ----------  ----------
                                                    (Unaudited)
                                                        (In millions of
                                                            dollars)
                      ASSETS
Current assets:
     Cash and cash equivalents                      $    100.2  $     84.6
     Marketable securities                                30.4        40.3
     Receivables:
          Trade, net of allowance for doubtful
               accounts of $4.9 and $4.4 at
               September 30, 1995 and December
               31, 1994, respectively                    234.6       176.8
          Other                                           72.0        62.9
     Inventories                                         609.9       541.4
     Prepaid expenses and other current assets            99.0       185.3
                                                    ----------  ----------
          Total current assets                         1,146.1     1,091.3
Property, plant and equipment, net of
     accumulated depreciation of $653.7 and
     $579.9 at September 30, 1995 and December
     31, 1994, respectively                            1,190.9     1,231.6
Timber and timberlands, net of depletion of
     $135.6 and $123.9 at September 30, 1995 and
     December 31, 1994, respectively                     315.5       325.2
Investments in and advances to unconsolidated
     affiliates                                          197.1       169.7
Deferred income taxes                                    438.1       425.6
Long-term receivables and other assets                   479.4       447.4
                                                    ----------  ----------
                                                    $  3,767.1  $  3,690.8
                                                    ==========  ==========
       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                               $    156.5  $    161.8
     Accrued interest                                     25.9        62.0
     Accrued compensation and related benefits           122.4       138.3
     Other accrued liabilities                           164.6       200.2
     Payable to affiliates                                87.5        81.8
     Long-term debt, current maturities                   29.7        33.7
                                                    ----------  ----------
          Total current liabilities                      586.6       677.8
Long-term debt, less current maturities                1,620.3     1,582.5
Accrued postretirement benefits                          747.6       743.1
Other noncurrent liabilities                             698.2       618.4
                                                    ----------  ----------
          Total liabilities                            3,652.7     3,621.8
                                                    ----------  ----------

Commitments and contingencies

Minority interests                                       218.2       344.3
Stockholders' deficit:
     Preferred stock, $.50 par value; 12,500,000
          shares authorized; Class A $.05 Non-
          Cumulative Participating Convertible
          Preferred Stock; shares issued:
          September 30, 1995 - 669,756 and
          December 31, 1994 - 669,957                       .3          .3
     Common stock, $.50 par value; 28,000,000
          shares authorized; shares issued:
          10,063,359                                       5.0         5.0
     Additional capital                                  153.4        53.2
     Accumulated deficit                                (231.6)     (302.9)
     Pension liability adjustment                        (11.4)      (11.4)
     Treasury stock, at cost (shares held:
          preferred - 845; common: September 30,
          1995 - 1,355,567 and December 31, 1994
          - 1,355,768)                                   (19.5)      (19.5)
                                                    ----------  ----------
          Total stockholders' deficit                   (103.8)     (275.3)
                                                    ----------  ----------
                                                    $  3,767.1  $  3,690.8
                                                    ==========  ==========

                    CONSOLIDATED STATEMENT OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                    Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                   -------------------  -------------------
                                      1995       1994      1995      1994
                                   ---------  --------- --------- ---------
                                                 (Unaudited)
Net sales:
     Aluminum operations           $  550.3   $  461.1  $1,646.7  $1,335.7
     Forest products operations        63.3       60.7     180.9     180.4
     Real estate operations            24.4       23.1      65.0      61.6
                                   --------   --------  --------  --------
                                      638.0      544.9   1,892.6   1,577.7
                                   --------   --------  --------  --------

Costs and expenses:
     Costs of sales and operations
          (exclusive of
          depreciation and
          depletion):
          Aluminum operations         439.3      416.0   1,329.8   1,222.8
          Forest products
               operations              33.5       31.6      96.0      95.8
          Real estate operations       20.0       18.2      48.4      46.4
     Selling, general and
          administrative expenses      50.7       41.4     140.5     122.3
     Depreciation and depletion        30.1       28.7      91.0      89.9
                                   --------   --------  --------  --------
                                      573.6      535.9   1,705.7   1,577.2
                                   --------   --------  --------  --------

Operating income                       64.4        9.0     186.9        .5

Other income (expense):
     Investment, interest and
          other income (expense)        (.4)       4.5       8.7      (3.2)
     Interest expense                 (45.3)     (44.3)   (136.1)   (132.0)
                                   --------   --------  --------  --------
Income (loss) before income taxes,
     minority interests and
     extraordinary item                18.7      (30.8)     59.5    (134.7)
Credit (provision) for income
     taxes                             (1.8)      22.2      (4.6)     58.0
Minority interests                     (6.2)      (6.3)    (19.8)    (15.9)
                                   --------   --------  --------  --------
Income (loss) before extraordinary
     item                              10.7      (14.9)     35.1     (92.6)
Extraordinary item:
     Loss on early extinguishment
          of debt, net of related
          benefit for income taxes
          of $2.9                         -          -         -      (5.4)
                                   --------   --------  --------  --------
Net income (loss)                  $   10.7   $  (14.9) $   35.1  $  (98.0)
                                   ========   ========  ========  ========

Per common and common equivalent
     share:
     Income (loss) before
          extraordinary item       $   1.13   $  (1.58) $   3.71  $  (9.80)
     Extraordinary item                   -          -         -      (.57)
                                   --------   --------  --------  --------
     Net income (loss)             $   1.13   $  (1.58) $   3.71  $ (10.37)
                                   ========   ========  ========  ========

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN MILLIONS OF DOLLARS)


                                                         Nine Months Ended
                                                           September 30,
                                                        -------------------
                                                           1995      1994
                                                        --------- ---------
                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                  $   35.1  $  (98.0)
     Adjustments to reconcile net income (loss) to net
          cash provided by (used for) operating
          activities:
          Depreciation and depletion                        91.0      89.9
          Minority interests                                19.8      15.9
          Amortization of deferred financing costs and
               discounts on long-term debt                  14.3      14.6
          Net sales (purchases) of marketable
               securities                                    8.9      (6.5)
          Amortization of excess investment over
               equity in net assets of unconsolidated
               affiliates                                    8.7       8.7
          Equity in losses (income) of unconsolidated
               affiliates                                  (17.1)      2.8
          Net gains on marketable securities                (6.0)     (2.6)
          Extraordinary loss on early extinguishment
               of debt, net                                    -       5.4
          Decrease in prepaid expenses and other
               assets                                       78.2       2.7
          Increase in payable to affiliates and other
               liabilities                                   9.0       6.3
          Decrease (increase) in receivables               (72.9)     16.1
          Decrease (increase) in inventories               (68.6)     10.3
          Decrease in accrued interest                     (33.1)    (25.4)
          Increase in accrued and deferred income
               taxes                                       (11.1)    (57.1)
          Increase (decrease) in accounts payable           (4.8)       .9
          Other                                              5.6      (2.6)
                                                        --------  --------
               Net cash provided by (used for)
                    operating activities                    57.0     (18.6)
                                                        --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from disposition of property and
          investments                                       24.8       8.5
     Capital expenditures                                  (63.9)    (53.1)
     Other                                                   (.6)     (4.7)
                                                        --------  --------
               Net cash used for investing activities      (39.7)    (49.3)
                                                        --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) under revolving credit
          agreements                                        53.0    (193.9)
     Proceeds from issuance of long-term debt                7.2     225.5
     Repurchase of and principal payments on long-term
          debt                                             (35.3)    (31.0)
     Dividends paid to Kaiser's minority preferred
          stockholders                                     (18.4)    (13.8)
     Redemption of preference stock                         (8.8)     (8.5)
     Incurrence of financing costs                          (1.1)    (19.4)
     Proceeds from issuance of Kaiser preferred stock          -     100.4
     Other                                                   1.7        .9
                                                        --------  --------
               Net cash provided by (used for)
                    financing activities                    (1.7)     60.2
                                                        --------  --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        15.6      (7.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            84.6      83.9
                                                        --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  100.2  $   76.2
                                                        ========  ========

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
     Net margin borrowings (repayments) for marketable
          securities                                    $   (6.9) $   10.0
     Reduction of stockholders' deficit due to
          redemption of Kaiser preferred stock             134.3

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest         $  154.8  $  142.8
     Income taxes paid, net                                 21.4      12.0

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

     The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1995, the consolidated results of operations for the three and nine months ended September 30, 1995 and 1994 and consolidated cash flows for the nine months ended September 30, 1995 and 1994. Certain reclassifications of prior period information have been made to conform to the current presentation.

2.   CASH AND CASH EQUIVALENTS

     At September 30, 1995 and December 31, 1994, cash and cash equivalents includes $4.7 and $19.4, respectively, which is restricted for debt service payments on the 7.95% Timber Collateralized Notes due 2015.

3.   INVENTORIES

     Inventories consist of the following:


                                                        September  December
                                                           30,       31,
                                                           1995      1994
                                                        --------- ---------
Aluminum Operations:
     Finished fabricated products                       $    70.1 $    49.4
     Primary aluminum and work in process                   207.3     203.1
     Bauxite and alumina                                    134.1     102.3
     Operating supplies and repair and maintenance
          parts                                             119.1     113.2
                                                        --------- ---------
                                                            530.6     468.0
                                                        --------- ---------
Forest Products Operations:
     Lumber                                                  64.2      61.3
     Logs                                                    15.1      12.1
                                                        --------- ---------
                                                             79.3      73.4
                                                        --------- ---------
                                                        $   609.9 $   541.4
                                                        ========= =========

4.   LONG-TERM DEBT

     Long-term debt consists of the following:


                                                        September  December
                                                           30,       31,
                                                           1995      1994
                                                        --------- ---------
Corporate:
     14% Senior Subordinated Reset Notes due May 20,
          2000                                          $   25.0  $   25.0
     12 1/2% Subordinated Debentures due December 15,
          1999, net of discount                             16.4      20.9
     Other                                                    .2        .2
Aluminum Operations:
     1994 Credit Agreement                                  62.4       6.7
     9 7/8% Senior Notes due February 15, 2002, net of
          discount                                         223.8     223.6
     Alpart CARIFA Loan                                     60.0      60.0
     12 3/4% Senior Subordinated Notes due February 1,
          2003                                             400.0     400.0
     Other                                                  64.4      69.2
Forest Products Operations:
     7.95% Timber Collateralized Notes due July 20,
          2015                                             350.2     363.8
     11 1/4% Senior Secured Notes due August 1, 2003       100.0     100.0
     12 1/4% Senior Secured Discount Notes due August
          1, 2003, net of discount                          89.7      82.8
     10 1/2% Senior Notes due March 1, 2003                235.0     235.0
     Other                                                    .8        .9
Real Estate Operations:
     Secured notes due December 31, 1999, interest at
          prime plus 3%                                      8.0      10.0
     Other notes and contracts, secured by
          receivables, buildings, real estate and
          equipment                                         14.1      18.1
                                                        --------  --------
                                                         1,650.0   1,616.2
Less: current maturities                                   (29.7)    (33.7)
                                                        --------  --------
                                                        $1,620.3  $1,582.5
                                                        ========  ========

5.   CREDIT (PROVISION) FOR INCOME TAXES

     The provision for income taxes for the three and nine months ended September 30, 1995 includes a credit relating to the revision of prior years' tax estimates and other changes in valuation allowances.

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

     Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At September 30, 1995, the balance of such accruals, which is primarily included in other noncurrent liabilities, was $39.7. These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology and Kaiser's assessment of the likely remediation action to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $12.0 for the years 1995 through 1999 and an aggregate of approximately $11.0 thereafter.

     As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. Kaiser believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to approximately $22.0. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position or results of operations.

     Asbestos Contingencies
     KACC is a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. At October 31, 1995, the number of such lawsuits pending was approximately 58,200, as compared to 31,700 at June 30, 1995. KACC has been advised by its regional counsel that, although there can be no assurance, the recent increase in pending lawsuits may be attributable in part to tort reform legislation in Texas which was passed by the legislature in March 1995 and which became effective on September 1, 1995. The legislation, among other things, is designed to restrict, beginning September 1, 1995, the filing of cases in Texas that do not have a sufficient nexus to that jurisdiction, and to impose, generally as of September 1, 1996, limitations relating to joint and several liability in tort cases. A substantial portion of the asbestos-related lawsuits that were filed and served on KACC between June 30, 1995, and October 31, 1995, were filed in Texas prior to September 1, 1995.

     Based on past experience and reasonably anticipated future activity, KACC has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2008. KACC's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, the current state of case law related to asbestos claims, and the advice of counsel. Accordingly, an asbestos-related cost accrual of $155.3 ($134.6 at June 30, 1995), before considerations for insurance recoveries, is included primarily in other noncurrent liabilities at September 30, 1995. KACC estimates that annual future cash payments in connection with such litigation will be approximately $11.0 to $19.0 for each of the years 1995 through 1999, and an aggregate of approximately $90.8 thereafter through 2008. KACC does not presently believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008.

     KACC believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. While claims for recovery from some of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, KACC believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of counsel, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $134.7 ($120.6 at June 30, 1995), determined on the same basis as the asbestos-related cost accrual, is recorded primarily in long-term receivables and other assets at September 30, 1995.

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

     Other Contingencies
     By letter dated November 1, 1995, the Enforcement Office of the United States Department of Treasury's Office of Thrift Supervision ("OTS") advised that, subject to final approval by the acting director of the OTS, the OTS intends to issue a notice of charges against the Company after 30 days from the date of the letter. It is the Company's understanding that other individuals and entities involved in the investigation of the failure of United Savings Association of Texas ("USAT"), a wholly owned subsidiary of United Financial Group Inc. ("UFG"), have received similar notices from the OTS. Although the OTS has not formally articulated any claims against the Company, the Enforcement Office of the OTS has stated that the charges may include, among other things, claims that the Company had a duty to maintain the net worth of USAT and that the Company is liable for the alleged unsafe and unsound practices of others. The Company denies these charges and believes it has meritorious defenses in this matter. It is premature to assess the impact, if any, the outcome of this matter may have on the Company's consolidated financial position or results of operations.

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

8.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

     KACC enters into primary metal hedging transactions with off-balance sheet risk in the normal course of business. The prices realized by Kaiser under certain sales contracts for alumina, primary aluminum and fabricated aluminum products as well as the costs incurred by Kaiser on certain items, such as aluminum scrap, rolling ingot, power and bauxite, fluctuate with the market price of primary aluminum, together resulting in a "net exposure" of earnings. The primary metal hedging transactions are designed to mitigate the net exposure of earnings to declines in the market price of primary aluminum, while retaining the ability to participate in favorable environments that may materialize. KACC has developed strategies which include forward sales of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum. In this regard, in respect of its remaining 1995 anticipated net exposure, at September 30, 1995, KACC had net forward sales contracts for 53,875 tons (all references to tons in this report refer to metric tons of 2,204.6 pounds) of primary aluminum at fixed prices, had purchased call options in respect of 17,250 tons of primary aluminum, had purchased put options to establish a minimum price for 48,375 tons of primary aluminum, and had entered into option contracts that established a price range for 22,500 tons of primary aluminum. In respect of its 1996 anticipated net exposure, at September 30, 1995, KACC had sold forward 11,100 tons of primary aluminum at fixed prices.

     KACC also enters into hedging transactions in the normal course of business that are designed to reduce its exposure to fluctuations in foreign exchange rates. At September 30, 1995, KACC had net forward foreign exchange contracts totaling approximately $125.9 for the purchase of 174.0 Australian dollars through April 1997.

     At September 30, 1995, the net unrealized gain on KACC's position in aluminum forward sales and option contracts (based on a market price of $1,773 per ton of primary aluminum) and forward foreign exchange contracts was $9.1.

     KACC has established margin accounts with its counterparties related to forward aluminum sales and option contracts. KACC is entitled to receive advances from counterparties related to unrealized gains and, in turn, is required to make margin deposits with counterparties to cover unrealized losses related to these contracts. At September 30, 1995, KACC had $2.5, compared with $50.5 at December 31, 1994, on deposit with a counterparty in respect of such contracts. These amounts are recorded in prepaid expenses and other current assets.

9.   STOCKHOLDERS' DEFICIT

     On September 19, 1995, Kaiser redeemed all 1,938,295 of its Series A Mandatory Conversion Premium Dividend Preferred Stock (the "Series A Shares"). Redemption of the Series A Shares resulted in the simultaneous redemption of all 19,382,950 $.65 Depositary Shares (the "Depositary Shares") in exchange for (i) 13,126,521 shares of Kaiser's common stock,
(ii) an amount in cash equal to all accrued and unpaid dividends up to and including the day immediately prior to the redemption date, and (iii) cash in lieu of any fractional shares of common stock that would have otherwise been issuable.

     In May of 1995, the Company sold the remaining Depositary Shares that it owned on December 31, 1994. As a result, the shares of Kaiser's common stock which were issued upon redemption of the Series A Shares are held by minority stockholders. The Company has recorded 100% of the losses attributable to Kaiser's common stock since July 1993, as Kaiser's cumulative losses through that date had eliminated Kaiser's equity with respect to its common stock. The redemption of Kaiser's Series A Shares decreased Kaiser's preferred equity, and reduced Kaiser's deficit in common equity, by $134.3. Accordingly, the Company recorded an adjustment to reduce the minority interests reflected on its consolidated balance sheet for that same amount, with an offsetting decrease in the Company's stockholders' deficit.

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

     ALUMINUM OPERATIONS

     Kaiser's operating results are sensitive to changes in prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on hedging strategies. Kaiser, through its principal subsidiary KACC, operates in two business segments: bauxite and alumina, and aluminum processing. Aluminum operations account for a significant portion of the Company's revenues and operating results. The following table presents selected operational and financial information for the three and nine months ended September 30, 1995 and 1994. The information presented in the table is in millions of dollars except shipments and prices.


                                    Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                   -------------------  -------------------
                                      1995       1994      1995      1994
                                   ---------  ---------  -------- ---------
Shipments: (1)
     Alumina                           471.5     534.9    1,494.6  1,577.3
     Aluminum products:
          Primary aluminum              73.0      48.4      184.5    175.8
          Fabricated aluminum
               products                 90.4     105.4      284.3    307.1
                                   ---------  --------  --------- --------
               Total aluminum
                    products           163.4     153.8      468.8    482.9
                                   =========  ========  ========= ========
Average realized sales price:
     Alumina (per ton)             $     206  $    171  $     203 $    162
     Primary aluminum (per pound)        .83       .60        .82      .56
Net sales:
     Bauxite and alumina:
          Alumina                  $    97.2  $   91.5  $   303.8 $  255.3
          Other (2) (3)                 22.3      19.8       65.3     60.6
                                   ---------  --------  --------- --------
               Total bauxite and
                    alumina            119.5     111.3      369.1    315.9
                                   ---------  --------  --------- --------
     Aluminum processing:
          Primary aluminum             133.4      64.1      335.0    218.2
          Fabricated aluminum
               products                293.0     281.9      929.0    790.8
          Other (3)                      4.4       3.8       13.6     10.8
                                   ---------  --------  --------- --------
               Total aluminum
                    processing         430.8     349.8    1,277.6  1,019.8
                                   ---------  --------  --------- --------
                    Total net
                         sales     $   550.3  $  461.1  $ 1,646.7 $1,335.7
                                   =========  ========  ========= ========

Operating income (loss)            $    54.8  $   (5.4) $   153.9 $  (42.2)
                                   =========  ========  ========= ========
Income (loss) before income taxes,
     minority interests and
     extraordinary item            $    23.1  $  (28.4) $    73.0 $ (105.4)
                                   =========  ========  ========= ========
Capital expenditures               $    26.1  $   15.8  $    53.2 $   37.5
                                   =========  ========  ========= ========

(1) Shipments are expressed in thousands of metric tons. A metric ton is equivalent to 2,204.6 pounds.
(2)  Includes net sales of bauxite.
(3) Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.

     Net sales
     Bauxite and alumina. Revenues from net sales to third parties for the bauxite and alumina segment were 7% higher in the third quarter of 1995 than in the third quarter of 1994, and were 17% higher in the nine months ended September 30, 1995 than in the nine months ended September 30, 1994. Revenues from alumina increased 6% in the third quarter of 1995 from the third quarter of 1994, and increased 19% in the nine months ended September 30, 1995 from the nine months ended September 30, 1994, due to higher average realized prices partially offset by lower shipments.

     Aluminum processing. Revenues from net sales to third parties for the aluminum processing segment were 23% higher in the third quarter of 1995 than in the third quarter of 1994, and were 25% higher in the nine months ended September 30, 1995 than in the nine months ended September 30, 1994. Revenues from primary aluminum increased 108% in the third quarter of 1995 from the third quarter of 1994, and increased 54% in the nine months ended September 30, 1995 from the nine months ended September 30, 1994, due primarily to higher average realized prices and higher shipments. The increase in revenues for the first nine months of 1995 was partially offset by decreased shipments caused by the strike by the United Steelworkers of America ("USWA") discussed below. Shipments of primary aluminum to third parties were approximately 45% and 39% of total aluminum products shipments in the third quarter of 1995 and nine months ended September 30, 1995, respectively, compared with approximately 31% and 36% in the third quarter of 1994 and nine months ended September 30, 1994, respectively. Revenues from fabricated aluminum products increased 4% in the third quarter of 1995 from the third quarter of 1994, and increased 17% in the nine months ended September 30, 1995 from the nine months ended September 30, 1994, due to higher average realized prices partially offset by lower shipments for most of these products.

     Operating income (loss)
     Kaiser's corporate general and administrative expenses of $20.5 million and $18.0 million for the third quarter of 1995 and 1994, respectively, and $57.9 million and $53.4 million for the nine months ended September 30, 1995 and 1994, respectively, were allocated by the Company to the bauxite and alumina and aluminum processing segments based on those segments' ratio of sales to unaffiliated customers.

     Improved operating results in the third quarter of 1995 were partially offset by expenditures related to Kaiser's joint venture in China (see -- Financial Condition and Investing and Financing Activities-- Aluminum Operations), accelerated expenditures on Kaiser's micromill technology, maintenance expenses as a result of an electrical lightning strike at Kaiser's Trentwood, Washington, facility, and a work slowdown at Kaiser's 49%-owned Kaiser Jamaica Bauxite Company prior to signing a new labor contract. The combined impact of these expenditures on the results for the third quarter of 1995 was approximately $6.0 million (on a pre-tax basis). Improved operating results in the nine months ended September 30, 1995 were partially offset by (i) an eight-day strike at five major domestic locations by the USWA, (ii) a six-day strike by the National Workers Union at Kaiser's 65%-owned Alpart alumina refinery in Jamaica, and (iii) a four-day disruption of alumina production at Alpart caused by a boiler failure. The combined impact of these events on the results for the nine months ended September 30, 1995 was approximately $17.0 million in the aggregate (on a pre-tax basis) principally from lower production volume and other related costs.

     Bauxite and alumina. This segment had operating income of $10.9 million for the third quarter of 1995, compared with $4.1 million for the third quarter of 1994, principally due to higher revenue. Operating income for the nine months ended September 30, 1995 was $25.1 million, compared with an operating loss of $5.6 million for the nine months ended September 30, 1994, principally due to higher revenue, partially offset by the effect of the strikes and boiler failure.

     Aluminum processing. This segment had operating income of $43.9 million for the third quarter of 1995, compared with an operating loss of $9.5 million for the third quarter of 1994, principally due to higher revenue. Operating income for the nine months ended September 30, 1995 was $128.8 million, compared with an operating loss of $36.6 million for the nine months ended September 30, 1994, principally due to higher revenue, partially offset by the effect of the strike by the USWA.

     Income (loss) before income taxes, minority interests and extraordinary item
     Income before income taxes, minority interests and extraordinary item for the three and nine months ended September 30, 1995, as compared to losses for the three and nine months ended September 30, 1994, resulted from the improvement in operating income previously described, partially offset by other charges in the third quarter of 1995, principally related to the establishment of additional litigation reserves.

     FOREST PRODUCTS OPERATIONS

     The Company's forest products operations are conducted by MGI through its principal operating subsidiaries. MGI's business is highly seasonal in that the forest products business generally experiences lower first and fourth quarter sales during the winter months due largely to the general decline in construction related activity. Accordingly, MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and nine months ended September 30, 1995 and 1994. The information presented in the table is in millions of dollars except shipments and prices.


                                    Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                   -------------------  -------------------
                                      1995       1994      1995      1994
                                   ---------  --------- --------- ---------
Shipments:
     Lumber: (1)
          Redwood upper grades         11.5       12.5      35.0      38.2
          Redwood common grades        48.3       55.8     164.2     160.9
          Douglas-fir upper grades      1.8        1.7       5.0       6.1
          Douglas-fir common
               grades and other        21.8       16.0      53.3      47.9
                                   --------   --------  --------  --------
               Total lumber            83.4       86.0     257.5     253.1
                                   ========   ========  ========  ========
     Logs (2)                           4.8        1.6       6.9      12.0
                                   ========   ========  ========  ========
     Wood chips (3)                    67.1       57.0     166.8     152.2
                                   ========   ========  ========  ========
Average sales price:
     Lumber: (4)
          Redwood upper grades     $  1,514   $  1,434  $  1,510  $  1,436
          Redwood common grades         499        472       476       460
          Douglas-fir upper grades    1,261      1,431     1,308     1,402
          Douglas-fir common
               grades                   416        429       395       439
     Logs (4)                           453        515       462       638
     Wood chips (5)                     114         85       102        82
Net sales:
     Lumber, net of discount       $   52.3   $   53.5  $  158.0  $  156.6
     Logs                               2.2         .8       3.2       7.6
     Wood chips                         7.6        4.8      17.0      12.5
     Cogeneration power                  .9        1.2       1.7       2.7
     Other                               .3         .4       1.0       1.0
                                   --------   --------  --------  --------
               Total net sales     $   63.3   $   60.7  $  180.9  $  180.4
                                   ========   ========  ========  ========
Operating income                   $   19.1   $   19.8  $   53.7  $   56.3
                                   ========   ========  ========  ========
Operating cash flow (6)            $   25.2   $   25.4  $   72.7  $   72.6
                                   ========   ========  ========  ========
Income (loss) before income taxes,
     minority interests and
     extraordinary item            $    2.6   $    2.6  $    2.6  $  (10.9)
                                   ========   ========  ========  ========
Capital expenditures               $    2.1   $    3.5  $    6.6  $   10.0
                                   ========   ========  ========  ========

(1)  Lumber shipments are expressed in millions of board feet.
(2)  Log shipments are expressed in millions of feet, net Scribner scale.
(3) Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(4)  Dollars per thousand board feet.
(5)  Dollars per bone dry unit.
(6) Operating income before depletion and depreciation, also referred to as "EBITDA."

     Shipments
     Lumber shipments to third parties for the third quarter of 1995 decreased from the third quarter of 1994. Decreased shipments of both common and upper grade redwood lumber were partially offset by increased shipments of common grade Douglas-fir lumber. Log shipments for the third quarter of 1995 were 4.8 million feet (net Scribner scale), an increase from 1.6 million feet for the third quarter of 1994.

     Lumber shipments to third parties for the nine months ended September 30, 1995 increased from the nine months ended September 30, 1994. Increased shipments of common grade Douglas-fir lumber and redwood common lumber were partially offset by decreased shipments of upper grade redwood lumber. Log shipments for the nine months ended September 30, 1995 were
6.9 million feet, a decrease from 12.0 million feet for the nine months ended September 30, 1994.

     Net sales
     Revenues from net sales for the third quarter of 1995 increased as compared to the third quarter of 1994. This increase was principally due to higher sales of wood chips, higher shipments of common grade Douglas-fir lumber, increased log shipments and an increase in the average realized price for redwood common lumber, partially offset by decreased shipments of common and upper grade redwood lumber.

     Revenues from net sales for the nine months ended September 30, 1995 were essentially unchanged from the nine months ended September 30, 1994. Increased sales of wood chips, higher average realized prices for both upper and common grades of redwood lumber, and increased shipments of common grade Douglas-fir lumber and redwood common lumber were mostly offset by decreased shipments of logs and upper grade redwood lumber, lower average realized prices for logs and common grade Douglas-fir lumber, and lower sales of electrical power.

     Operating income
     Operating income for the third quarter of 1995 and the nine months ended September 30, 1995 decreased as compared to the same periods in 1994. The decrease for the third quarter of 1995 was primarily due to higher costs of lumber sales, partially offset by higher gross margins on wood chip sales and increased sales of logs. The decrease for the nine months ended September 30, 1995 was primarily due to lower sales of logs and higher costs of lumber sales, partially offset by higher gross margins on wood chip sales and higher sales of lumber. Costs of lumber sales for both 1995 periods were unfavorably impacted by higher purchases of logs from third parties, partially offset by improved sawmill productivity. Cost of goods sold for the nine months ended September 30, 1995 was reduced by $1.5 million of business interruption insurance proceeds for the settlement of claims related to the April 1992 earthquake.

     Income (loss) before income taxes, minority interests and extraordinary item
     Income (loss) before income taxes, minority interests and extraordinary item improved for the nine months ended September 30, 1995 as compared to the same period in 1994, and was unchanged for the third quarters of 1995 and 1994. Increases in investment, interest and other income were offset by the decreases in operating income as discussed above. Investment, interest and other income (expense) for the nine months ended September 30, 1994 included a pre-tax loss on the litigation settlement of $21.2 million, along with a franchise tax refund of $7.2 million (the substantial portion of which represented interest) from the State of California.

     REAL ESTATE OPERATIONS


                                    Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                   -------------------  -------------------
                                      1995       1994      1995      1994
                                   ---------  --------- --------- ---------
                                           (In millions of dollars)
Net sales                          $   24.4   $   23.1  $   65.0  $   61.6
Operating loss                         (2.8)      (2.6)     (6.4)     (6.0)
Income (loss) before income taxes,
     minority interests and
     extraordinary item                  .6       (1.7)      (.9)     (3.8)

     Net sales
     Net sales for the third quarter of 1995 and the nine months ended September 30, 1995 increased as compared to the same periods in 1994.
These increases were primarily due to a bulk sale of condominiums at the Company's Palmas del Mar resort in Puerto Rico. In addition, net sales for the nine months ended September 30, 1995 includes a bulk sale of acreage in Texas. Net sales for the 1994 periods included bulk acreage sales in New Mexico.

     Operating loss
     The operating losses for the third quarter of 1995 and the nine months ended September 30, 1995 increased slightly as compared to the same periods in 1994. Operating results for the year-to-date period were favorably impacted by the bulk sale of acreage in Texas, offset by higher overhead costs.

     Income (loss) before income taxes, minority interests and extraordinary item
     Income before income taxes, minority interests and extraordinary item for the third quarter of 1995, as compared to the loss for the third quarter of 1994, was primarily due to higher investment, interest and other income. The loss before income taxes, minority interests and extraordinary item for the nine months ended September 30, 1995 decreased from the nine months ended September 30, 1994. This decrease was primarily due to higher investment, interest and other income and lower interest expense. Investment, interest and other income for the nine months ended September 30, 1995 includes the sale of three real properties (two in the third quarter of 1995) from the RTC portfolio resulting in pre-tax gains of $3.7 million.

     OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS


                                   Three Months Ended   Nine Months Ended
                                     September 30,        September 30,
                                  -------------------  -------------------
                                     1995       1994      1995      1994
                                  ---------  --------- --------- ---------
                                          (In millions of dollars)
Operating loss                    $   (6.7)  $   (2.8) $  (14.3) $   (7.6)
Loss before income taxes,
     minority interests and
     extraordinary item               (7.6)      (3.3)    (15.2)    (14.6)

     Operating loss
     The operating losses represent corporate general and administrative expenses that are not allocated to the Company's industry segments. The operating losses for the third quarter of 1995 and the nine months ended September 30, 1995 increased as compared to the same periods in 1994. These increases were primarily due to accruals of $2.3 million and $1.1 million for certain contingencies the Company recorded during the second and third quarters of 1995, respectively, and higher overhead costs.

     Loss before income taxes, minority interests and extraordinary item The loss before income taxes, minority interests and extraordinary item includes operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, that are not allocated to the Company's industry segments. The losses for the third quarter of 1995 and the nine months ended September 30, 1995 increased as compared to the same periods in 1994. The increase for the third quarter of 1995 was primarily due to the increased operating loss discussed above. The increase for the nine months ended September 30, 1995 was primarily due to the increased operating loss, partially offset by higher investment, interest and other income. Investment, interest and other income (expense) for the 1994 periods includes the equity in losses of affiliates attributable to the Company's equity interest in Sam Houston Race Park.

     Credit (provision) for income taxes
     The Company's credit (provision) for income taxes differs from the federal statutory rate due principally to (i) revision of prior years' tax estimates and other changes in valuation allowances, (ii) percentage depletion, and (iii) foreign taxes, net of related federal tax benefits. The Company's provision for income taxes as reflected in its consolidated statement of operations for the nine months ended September 30, 1995 reflects a benefit of approximately $18.0 million relating to the revision of prior years' tax estimates and other changes in valuation allowances.

     Minority interests
     Minority interests represent the minority stockholders' interest in the Company's aluminum operations.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

     PARENT COMPANY

     Certain of the Company's subsidiaries, principally Kaiser and MGI, are restricted by their various debt agreements as to the amount of funds that can be paid in the form of dividends or loaned to the Company. KACC's 1994 Credit Agreement and the indentures governing the KACC Senior Notes and the KACC Notes contain covenants which, among other things, limit Kaiser's ability to pay cash dividends and restrict transactions between Kaiser and its affiliates. Under the most restrictive of these covenants, Kaiser is not currently permitted to pay dividends on its common stock. The indenture governing the MGI Notes contains various covenants which, among other things, limit the payment of dividends and restrict transactions between MGI and its affiliates. As of September 30, 1995, under the most restrictive of these covenants, approximately $.6 million of dividends could be paid by MGI. On September 29, 1995, MGI paid dividends of $4.8 million. Under the most restrictive covenants governing debt of the Company's real estate subsidiaries, approximately $22.8 million could be paid as of September 30, 1995.

     As of September 30, 1995, the Company (excluding its aluminum, forest products and real estate subsidiary companies) had cash and marketable securities of approximately $35.7 million and available borrowings under its demand loan and pledge agreement of $25.0 million. See also "-- Investment in Sam Houston Race Park" below. The Company believes that its existing cash and marketable securities (excluding its aluminum, forest products and real estate subsidiaries), together with the funds available to it, will be sufficient to fund its working capital requirements for the foreseeable future.

     ALUMINUM OPERATIONS

     In March 1995, the 1994 Credit Agreement was amended by the Second Amendment to Credit Agreement (the "Second Amendment"). The Second Amendment provided, among other things, for an increase in the revolving line of credit from $275.0 million to $325.0 million (of which $125.0 million could be used for letters of credit). At September 30, 1995, $210.0 million (of which $72.4 million could have been used for letters of credit) was available to KACC under the 1994 Credit Agreement. As of July 20, 1995, the 1994 Credit Agreement was amended by the Third Amendment to Credit Agreement in connection with the investment by Kaiser Yellow River Investment Limited, a subsidiary of KACC, in Yellow River Aluminum Industry Company Limited, an aluminum smelter joint venture in the People's Republic of China.

     Loans under the 1994 Credit Agreement bear interest at a rate per annum, at KACC's election, equal to a Reference Rate (as defined) plus 1 1/2% or LIBO Rate (Reserve Adjusted) (as defined) plus 3 1/4%. After June 30, 1995, the interest rate margins applicable to borrowings under the 1994 Credit Agreement may be reduced by up to 1 1/2% (non-cumulatively), based on a financial test, determined quarterly. As of September 30, 1995, the financial test permitted a reduction of 1% per annum in margins effective October 1, 1995.

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

     As of September 30, 1995, $18.1 million of borrowings was available under Pacific Lumber's Revolving Credit Agreement, of which $3.1 million was available for letters of credit. No borrowings were outstanding as of September 30, 1995, and letters of credit outstanding amounted to $11.9 million. In November 1995, the Revolving Credit Agreement was amended to extend its maturity date to May 31, 1998 and provide for an additional $30.0 million of available borrowings which can be used for the acquisition of timberlands.

     REAL ESTATE OPERATIONS

     As of September 30, 1995, the Company's real estate subsidiaries had approximately $28.9 million available for use under various credit agreements. A substantial portion of the availability was attributable to the credit availability pursuant to the loan agreement secured by real properties, and certain loans secured by income producing real property.

     INVESTMENT IN SAM HOUSTON RACE PARK

     In July 1993, the Company, through various subsidiaries, assumed control of the general partner of, and acquired an equity interest in, Sam Houston Race Park, Ltd. ("SHRP"), a Texas limited partnership, which owns and operates Sam Houston Race Park, a Texas Class 1 horse racing facility located within the greater Houston metropolitan area. On April 17, 1995, SHRP and its wholly owned subsidiary, SHRP Capital Corp., together with SHRP Acquisition, Inc. (collectively, the "Debtors"), a wholly owned subsidiary of the Company and SHRP's largest limited partner, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware. The Delaware Court subsequently transferred the case to the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"), Jointly Administered Case number 95-43739-H3-11, each seeking to reorganize under the provisions of Chapter 11 of the United States Bankruptcy Code. On September 22, 1995, the Bankruptcy Court entered an order confirming the Sixth Amended Consolidated Plan of Reorganization of the Debtors (the "Plan"). The transactions called for by the Plan were completed on October 6, 1995. A new investor group (the "New SHRP Investor Group") made a capital contribution of cash in the aggregate amount of approximately $5.9 million (affiliates of the Company contributed $5.8 million). Additionally, an affiliate of the Company contributed to SHRP an adjoining approximately 87 acre tract of land (having a fair market value of $2.3 million). The new managing general partner of the reorganized SHRP (the "SHRP Managing General Partner") is SHRP General Partner, Inc., a wholly owned subsidiary of the Company. The SHRP Managing General Partner was issued a 1% interest in the reorganized SHRP in exchange for contributing its pro rata share of the investment made by the New SHRP Investor Group. On October 20, 1995, an affiliate of the Company agreed to purchase, for approximately $7.3 million, approximately $14.6 million of SHRP's amended Senior Secured Notes and the corresponding shares of common stock of SHRP Equity, Inc. (a Delaware corporation and an additional general partner of the reorganized
SHRP) to which one noteholder is entitled. Such shares of common stock represent approximately 39.0% of the shares of common stock of SHRP Equity, Inc. After giving effect to this transaction, affiliates of the Company hold, directly or indirectly, approximately 78.8% of the equity in the reorganized SHRP.

TRENDS

     ALUMINUM OPERATIONS

     Hedging Programs
     In respect of its remaining 1995 anticipated net exposure, at October 31, 1995, KACC had net forward sales contracts for 25,950 tons of primary aluminum at fixed prices, had purchased call options in respect of 11,500 tons of primary aluminum, had purchased put options to establish a minimum price for 32,250 tons of primary aluminum, and had entered into option contracts that established a price range for 15,000 tons of primary aluminum. In respect of its 1996 anticipated net exposure, at October 31, 1995, KACC had sold forward 6,100 tons of primary aluminum at fixed prices (see Note 8 of the Condensed Notes to Consolidated Financial Statements contained herein).

     Pacific Northwest
     On November 6, 1996, KACC announced that it has signed new agreements with each of the Bonneville Power Administration (the "BPA") and the Washington Water Power Company (the "WWP"), each ending September 30, 2001, with respect to its electric power requirements in the Pacific Northwest. The agreement with the BPA is for the purchase of electric power and the agreement with the WWP is for power management services. These new arrangements contemplate a reduction in the amount of power which KACC will purchase from BPA in the future and the replacement of such power with power purchased from other suppliers under a variety of terms. Contemporaneously with entering into these agreements, KACC entered into a one-year power supply contract with BPA, ending September 30, 1996, in connection with the restart of idled capacity at its Mead smelter in Spokane, Washington. The restart began in late October 1995, and KACC expects to return the Mead smelter to full production by early 1996.

     FOREST PRODUCTS OPERATIONS

     In recent developments, on June 30, 1995, the United States Supreme Court issued the Sweet Home v. Babbitt decision finding that under the federal Endangered Species Act (the "ESA") the use of private property can be restricted in a manner to prevent significant modification to habitat for endangered or threatened species. Also, in July 1995, in a case entitled Marbled Murrelet v. Babbitt (Case No. C-91-522R), a U.S. District Court in Seattle ordered the U.S. Fish and Wildlife Service (the "USFWS") to make its final designation of critical habitat for the marbled murrelet by January 29, 1996 and to issue its proposed final designation of critical habitat by August 1, 1995. On August 10, 1995, the USFWS published its proposed final designation of critical habitat for the marbled murrelet, designating over four million acres as critical habitat for the marbled murrelet, including approximately 33,000 acres of Pacific Lumber's timberlands. The proposed designation was subject to a 60-day comment period and Pacific Lumber filed comments vigorously opposing the proposed designation. It is impossible to determine the potential adverse impact of such designation on the Company's consolidated financial position or results of operations until such time as the proposed designation is finalized and related regulatory and legal issues are fully resolved. However, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on timberlands designated as marbled murrelet critical habitat, such restrictions could have a material adverse effect on the Company's consolidated financial position and results of operations. If Pacific Lumber is unable to harvest or is severely limited in harvesting, Pacific Lumber intends to seek full compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a regulatory taking.

     There continue to be other regulatory actions and lawsuits seeking to have various species listed as threatened or endangered under the ESA and/or the California Endangered Species Act and to designate critical habitat for such species. It is uncertain what impact, if any, such listings and/or designations of critical habitat will have on the Company's consolidated financial position or results of operations.

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

                         PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Reference is made to Item 3 of the Form 10-K and Part II, Item 1 of the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1995 and June 30, 1995 (the "Forms 10-Q") for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings. Any capitalized or italicized terms used but not defined in this Item have the same meaning given to them in the Form 10-K and the Forms 10-Q.

     In connection with the Kayes/Miller action, on October 10, 1995, the U.S. Supreme Court denied defendants' petition for writ of certiorari. The U.S. District Court is expected to reassume jurisdiction of this case. A status conference is scheduled for November 17, 1995 in this case and the DOL civil action.

KAISER ENVIRONMENTAL LITIGATION

     With respect to the Catellus Development Corporation v. Kaiser Aluminum & Chemical Corporation and James L. Ferry & Sons, Inc. action, on June 2, 1995, the United States District Court for the Northern District of California (the "District Court") issued an Order stating its preliminary findings on the remaining claims in that action. On October 12, 1995, the District Court issued final Findings of Fact and Conclusions of Law on those claims concluding that KACC is liable for various costs and interest through August 30, 1995, aggregating approximately $2.2 million, fifty percent (50%) of the future costs of cleaning up certain parts of the Property and certain fees and costs. Entry of judgment is pending.

     With respect to the United States of America v. Kaiser Aluminum & Chemical Corporation action, KACC and the Environmental Protection Agency (the "EPA"), without adjudication of any issue of fact or law, and without any admission of the violations alleged in the underlying complaint, have entered into a Consent Decree, which on October 31, 1995, was filed for approval in United States District Court for the Eastern District of Washington. If approved, this Consent Decree would settle the underlying disputes and require KACC to (i) pay a $.5 million civil penalty, (ii) complete a program of plant improvements and operational changes that began in 1990 at its Trentwood facility, including the installation of an emission control system to capture particulate emissions from certain furnaces, and (iii) achieve and maintain furnace compliance with the opacity standard in the SIP by no later than February 28, 1997. The Company anticipates that capital expenditures for the environmental upgrade of the furnace operation at its Trentwood facility, including the improvements and changes required by the Consent Decree, will be approximately $20.0 million.

     With respect to the asbestos-related litigation described in the Form 10-K, see Note 7 of the Condensed Notes to Consolidated Financial
Statements contained herein.

RANCHO MIRAGE LITIGATION

     In connection with the In re MAXXAM Inc./Federated Development Shareholders Litigation, the Court recently rescheduled the trial date to January 22, 1996.

ITEM 5.   OTHER INFORMATION

     PARENT COMPANY

     In connection with FDIC v. Hurwitz (No. H-95-3936), defendant's motion to dismiss this case is expected to be considered by the Court in December 1995.

     In connection with the OTS investigation, by letter dated November 1, 1995, the Enforcement Office of the OTS advised that, subject to final approval by the acting director of the OTS, the OTS intends to issue a notice of charges against the Company after 30 days from the date of the letter. It is the Company's understanding that other individuals and entities involved in the investigation of the failure of USAT have received similar notices from the OTS. Although the OTS has not formally articulated any claims against the Company, the Enforcement Office of the OTS has stated that the charges may include, among other things, claims that the Company had a duty to maintain the net worth of USAT and that the Company is liable for the alleged unsafe and unsound practices of others.

     In January 1995, an action entitled U.S., ex rel., Martel v. Hurwitz, et al. was filed in the U.S. District Court for the Northern District of California (No. C950322) against Charles Hurwitz, MGI, Federated
Development Company, UFG and a former director of the Company. The action was unsealed in September 1995 but to date has not been served. In October 1995, plaintiff filed an amended complaint which adds the Company as a defendant. The suit alleges that defendants made false statements and claims in violation of the Federal False Claims Act in connection with USAT. Plaintiff alleges, among other things, that defendants used the federally insured assets of USAT to acquire junk bonds from Michael Milken and Drexel, Burnham, Lambert Inc. ("Drexel") and that, in exchange, Mr. Milken and Drexel arranged financing for defendants' various business ventures, including the acquisition of Pacific Lumber. Plaintiff alleges that USAT became insolvent in 1988 and that defendants should be required to pay $1.6 billion (subject to trebling) to cover USAT's losses. Plaintiff seeks, among other things, that the Court impose a constructive trust upon the fruits of the alleged improper use of USAT funds. This action is purportedly brought by plaintiff on behalf of the U.S. government; however, it is the Company's understanding that the U.S. government has declined to participate in the suit.

     FOREST PRODUCTS OPERATIONS

     A variety of bills are currently pending in the California legislature and the U.S. Congress which relate to the business of the Company, including the protection and acquisition of old growth and other timberlands, environmental protection and the restriction, regulation and administration of timber harvesting practices. For example, a bill is pending in the California legislature which would, among other things, initiate negotiations by the California Resources Agency with Pacific Lumber for the public acquisition of approximately 4,700 acres of Pacific Lumber's timberlands, 3,000 acres of which is a contiguous block of virgin old growth redwood forest often referred to as the "Headwaters Forest." Since this bill and the other bills are subject to amendment, it is premature to assess the ultimate content of these bills, the likelihood of any of the bills passing, or the impact of these bills on the financial position or results of operations of Pacific Lumber or the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS:

          4.1 Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 4.1 to Pacific Lumber's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-9204)

          4.2 Form of Deed of Trust, Assignment of Rents, Grant of Easement and Fixture Filing (incorporated herein by reference to Exhibit 4.2 to Pacific Lumber's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-9204)

          4.3 Third Amendment to Credit Agreement, dated as of July 20, 1995, amending the Credit Agreement, dated as of February 17, 1994, as amended, among Kaiser, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File No. 1-9447)

          4.4 Fourth Amendment to Credit Agreement, dated as of October 17, 1995, amending the Credit Agreement, dated as of February 17, 1994, as amended, among Kaiser, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-9447)

          11 Computation of Net Income (Loss) Per Common and Common Equivalent Share

          27   Financial Data Schedule

     B.   REPORTS ON FORM 8-K:

          On October 6, 1995, the Company filed a Current Report on Form 8-K, dated October 6, 1995, providing, pursuant to Item 5, press releases announcing a private placement by the Company and a subsequent deferral of the private placement.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.


                                                   MAXXAM INC.





Date: November 14, 1995               By:       /TERRY L. FREEMAN/
                                                 Terry L. Freeman
                                               Assistant Controller