Form 10-K405
period 1995-12-31
MAXXAM INC
filed 1996-03-28
CIK 63814

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

                              ---------------

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995   COMMISSION FILE NUMBER 1-3924

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

                                                 Name of each
            Title of each class                    exchange
                                              on which registered
[S]                                          [C]
12-1/2% Subordinated Debentures due
December 15, 1999                                  American
14% Senior Subordinated Reset Notes due May
20, 2000                                           American
Common Stock, $.50 par value                  American, Pacific,
                                                 Philadelphia

  Number of shares of common stock outstanding at March 1, 1996: 8,707,847
     Securities registered pursuant to Section 12(g) of the Act:  None.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Based upon the March 1, 1996 American Stock Exchange closing price of $44.375 per share, the aggregate market value of the Registrant's outstanding voting stock held by non-affiliates was approximately $267.8 million.

                    DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of Registrant's annual report to stockholders for the fiscal year ended December 31, 1995 are incorporated by reference under
Part II. Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.


                                   PART I


ITEM 1.        BUSINESS

GENERAL

          MAXXAM Inc. and its majority and wholly owned subsidiaries are collectively referred to herein as the "Company" or "MAXXAM" unless otherwise indicated or the context indicates otherwise. The Company, through Kaiser Aluminum Corporation ("Kaiser") and Kaiser's principal operating subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), is a fully integrated aluminum company. The Company's voting interest in Kaiser is approximately 62% on a fully diluted basis. See "--Aluminum Operations." In addition, the Company is engaged in forest products operations through its wholly owned subsidiary, MAXXAM Group Inc. ("MGI") and MGI's wholly owned subsidiaries, The Pacific Lumber Company and its wholly owned subsidiaries (collectively referred to herein as "Pacific Lumber," unless the context indicates otherwise), and Britt Lumber Co., Inc. ("Britt"). See "--Forest Products Operations." The Company is also engaged in (a) real estate investment and development, managed through MAXXAM Property Company (and its subsidiaries), MCO Properties Inc., Palmas del Mar Properties, Inc. ("Palmas"), and various other wholly owned subsidiaries, and (b) other commercial operations through subsidiaries, including a Class 1 thoroughbred and quarter horse racing facility located in the greater Houston metropolitan area. See "--Real Estate and Other Operations." See Note 11 to the Consolidated Financial Statements (contained in the Company's Annual Report to Stockholders--see Item 8) for certain financial information by industry segment and geographic area.

ALUMINUM OPERATIONS

     INDUSTRY OVERVIEW

          Primary aluminum is produced by the refining of bauxite into alumina and the reduction of alumina into primary aluminum. Approximately two pounds of bauxite are required to produce one pound of alumina, and approximately two pounds of alumina are required to produce one pound of primary aluminum. Aluminum's valuable physical properties include its light weight, corrosion resistance, thermal and electrical conductivity, and high tensile strength.

          Demand
          The packaging, transportation and construction industries are the principal consumers of aluminum in the United States, Japan, and Western Europe. In the packaging industry, which accounted for approximately 20% of aluminum consumption in 1994, aluminum's recyclability and weight advantages have enabled it to gain market share from steel and glass, primarily in the beverage container area. Nearly all beer cans and soft drink cans manufactured for the United States market are made of aluminum. Kaiser believes that growth in the packaging area is likely to continue through the 1990s due to general population increase and to further penetration of the beverage container market in Asia and Latin America, where aluminum cans are a substantially lower percentage of the total beverage container market than in the United States. Kaiser believes that growth in demand for can sheet in the United States will follow the growth in population, offset in part by the effects of the use of lighter gauge aluminum for can sheet and of plastic container production from newly installed capacity.

          In the transportation industry, which accounted for approximately 28% of aluminum consumption in the United States, Japan and Western Europe in 1994, automotive manufacturers use aluminum instead of steel, ductile iron or copper for an increasing number of components, including radiators, wheels, suspension components and engines, in order to meet more stringent environmental, safety, and fuel efficiency requirements. Kaiser believes that sales of aluminum to the transportation industry have considerable growth potential due to projected increases in the use of aluminum in automobiles. In addition, Kaiser believes that consumption of aluminum in the construction industry will follow the cyclical growth pattern of that industry, and will benefit from higher growth in Asian and Latin American economies.

          Supply
          As of year-end 1995, Western world aluminum capacity from 107 smelting facilities was approximately 16.6 million tons(1) per year. Western world production of primary aluminum for 1995 increased approximately 1.8% compared to 1994. Net exports of aluminum from the former Sino Soviet bloc increased approximately 250% from 1990 levels during the period from 1991 through 1994 to approximately 2.2 million tons per year. These exports contributed to a significant increase in London Metal Exchange ("LME") stocks of primary aluminum which peaked in June 1994 at 2.7 million tons. By the end of 1995, LME stocks of primary aluminum had declined 2.1 million tons from this peak level and 1.1 million tons from the beginning of 1995. See "--Recent Industry Trends."

          Based upon information currently available, the Company believes that moderate additions will be made during 1996 - 1998 to Western world alumina and primary aluminum production capacity. The increases in alumina capacity during 1996 - 1998 are expected to come from one new refinery which began operations in 1995 and incremental expansions of existing refineries. In addition, Kaiser believes that there is currently approximately 0.9 million tons of curtailed smelting capacity that could be restarted by aluminum producers. The increases in primary aluminum capacity during 1996-1998 are expected to come from one new smelter which began operations in 1995 and is expected to reach its rated capacity of approximately 466,000 tons per year in 1996, and the remainder principally from incremental expansions of existing smelters.

          Recent Industry Trends
          Market fundamentals for aluminum improved significantly in 1994 as aluminum producers worldwide curtailed primary aluminum production. Western world consumption of aluminum grew strongly, and customers replenished inventories, particularly in the United States. In 1995, production of primary aluminum increased and consumption of aluminum continued to grow, but at a much lower rate than in 1994. In general, the overall aluminum market was strongest in the first half of 1995. By the second half of 1995, orders and shipments for certain products had softened and the rate of decline in LME inventories had leveled off. By the end of 1995, some small increases in LME inventories occurred, and prices of aluminum weakened from first-half levels. The Midwest U.S. transaction price for primary aluminum in 1995 averaged approximately 86 cents per pound, compared to a 1994 annual average of approximately 72 cents per pound. The Midwest U.S. transaction price for primary aluminum averaged approximately 79 cents per pound in December 1995.

          Western world demand for alumina, and the price of alumina, declined in 1994 in response to the curtailment of Western world smelter production of primary aluminum, partially offset by increased usage of Western world alumina by smelters in the Commonwealth of Independent States (the "CIS") and in the People's Republic of China (the "PRC"). Increased Western world production of primary aluminum, as well as continued imports of Western world alumina by the CIS and the PRC, during 1995 resulted in higher demand for Western world alumina and significantly stronger alumina pricing. United States shipments of domestic fabricated aluminum products in 1995 were approximately at 1994 levels, although in 1995 demand for can sheet in the United States softened relative to 1994. Overall, Kaiser believes that the market fundamentals for aluminum will be good for the near future, barring prolonged economic recession, and that demand is likely to continue growing at levels sufficient to absorb the output from restarts of industry smelter capacity and from the limited additions of new supply under construction.

---------------

(1)All references to tons in this Report refer to metric tons of 2,204.6 pounds.

    THE COMPANY

          General
          Kaiser is a direct subsidiary of MAXXAM and, through KACC, operates in all principal aspects of the aluminum industry - the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized by KACC in its operations, KACC sells significant amounts of alumina and primary aluminum in domestic and international markets. In 1995, KACC produced approximately 2,838,000 tons of alumina, of which approximately 72% was sold to third parties, and produced 413,600 tons of primary aluminum, of which approximately 66% was sold to third parties. KACC is also a major domestic supplier of fabricated aluminum products. In 1995, KACC shipped approximately 368,200 tons of fabricated aluminum products to third parties, which accounted for approximately 6% of the total tonnage of United States domestic shipments. A majority of KACC's fabricated products are sold to distributors or used by customers as components in the manufacture and assembly of finished end-use products. See Note 11 of the Notes to the Consolidated Financial Statements.

          The following table sets forth total shipments and intracompany transfers of KACC's alumina, primary aluminum, and fabricated aluminum operations:



                                                                                 Years Ended December 31,
                                                                           -----------------------------------
                                                                              1995         1994        1993
                                                                           ----------   ----------  ----------
                                                                                  (in thousands of tons)
ALUMINA:
          Shipments to Third Parties                                           2040.1       2086.7      1997.5
          Intracompany Transfers                                                800.6        820.9       807.5

PRIMARY ALUMINUM:
          Shipments to Third Parties                                            271.7          224       242.5
          Intracompany Transfers                                                217.4        225.1       233.6

FABRICATED ALUMINUM PRODUCTS:
          Shipments to Third Parties                                            368.2          399       373.2



          Sensitivity to Prices and Hedging Programs
          Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on KACC's hedging strategies. Fabricated aluminum prices, which vary considerably among products, are influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices for periods of up to six months. Changes in the market price of primary aluminum also affect Kaiser's production costs of fabricated products because they influence the price of aluminum scrap purchased by Kaiser and Kaiser's labor costs, to the extent such costs are indexed to primary aluminum prices. Through its variable cost structures, forward sales, and hedging programs, KACC has attempted to mitigate its exposure to possible declines in the market prices of alumina, primary aluminum and fabricated aluminum products while retaining the ability to participate in favorable pricing environments that may materialize. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Trends-- Aluminum Operations--Sensitivity to Prices and Hedging Programs" and Note 10 of the Notes to Consolidated Financial Statements.

          Production Operations
          The Company's operations are conducted through KACC's decentralized business units which compete throughout the aluminum industry.

     - The alumina business unit, which mines bauxite and obtains additional bauxite tonnage under long-term contracts, produced approximately 8% of Western world alumina in 1995. During 1995, KACC third party shipments of bauxite represented approximately
21% of bauxite mined. In addition, KACC third party shipments of alumina represented approximately 72% of alumina produced.
KACC's share of total Western world alumina capacity was approximately 7% in 1995.

     - The primary aluminum products business unit operates two domestic smelters wholly owned by KACC and two foreign smelters in which KACC holds significant ownership interests. During 1995, KACC third party shipments of primary aluminum represented approximately 66% of primary aluminum production. KACC's share of total Western world primary aluminum capacity was approximately 3% in 1995.

     - Fabricated aluminum products are manufactured by three business units--flat-rolled products, extruded products and engineered components. The products include body, lid, and tab stock for beverage containers, sheet and plate products, heat-treated products, screw machine stock, redraw rod, forging stock, truck wheels and hubs, air bag canisters, engine manifolds and other castings, forgings and extruded products, which are manufactured at plants located in principal marketing areas of the United States and Canada. The aluminum utilized in KACC's fabricated products operations is comprised of primary aluminum, obtained both internally and from third parties, and scrap metal purchased from third parties.

          Alumina
          The following table lists KACC's bauxite mining and alumina refining facilities as of December 31, 1995:




                                                                                                        Annual
                                                                                                      Production          Total
                                                                                                       Capacity          Annual
                                                                                      Company        Available to      Production
                    Activity                         Facility        Location        Ownership       the Company        Capacity
------------------------------------------------   ------------    ------------    -------------   ---------------    ------------
                                                                                                        (tons)           (tons)

Bauxite Mining                                        KJBC(1)         Jamaica             49%           4,500,000       4,500,000
                                                     Alpart(2)        Jamaica             65%           2,275,000       3,500,000
                                                                                                   ---------------    ------------
                                                                                                        6,775,000       8,000,000
                                                                                                   ===============    ============

Alumina Refining                                     Gramercy        Louisiana           100%           1,000,000       1,000,000
                                                      Alpart          Jamaica             65%             943,000       1,450,000
                                                        QAL          Australia          28.3%             934,000       3,300,000
                                                                                                   ---------------    ------------
                                                                                                        2,877,000       5,750,000
                                                                                                   ===============    ============


---------------

(1)  Although KACC owns 49% of Kaiser Jamaica Bauxite Company ("KJBC"), it has the right to receive all of such entity's output.
(2)  Alumina Partners of Jamaica ("Alpart") bauxite is refined into alumina at the Alpart refinery.




          Bauxite mined in Jamaica by KJBC is refined into alumina at KACC's plant at Gramercy, Louisiana, or is sold to third parties. In 1979, the Government of Jamaica granted KACC a mining lease for the mining of bauxite sufficient to supply KACC's then-existing Louisiana alumina refineries at their annual capacities of 1,656,000 tons per year until January 31, 2020. Alumina from the Gramercy plant is sold to third parties.

          Alpart holds bauxite reserves and owns a 1,450,000 tons per year alumina plant located in Jamaica. KACC owns a 65% interest in Alpart and Hydro Aluminium a.s ("Hydro") owns the remaining 35% interest. KACC has management responsibility for the facility on a fee basis. KACC and Hydro have agreed to be responsible for their proportionate shares of Alpart's costs and expenses. The Government of Jamaica has granted Alpart a mining lease and has entered into other agreements with Alpart designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery as it may be expanded to a capacity of 2,000,000 tons per year through the year 2024. Alpart has entered into an agreement for the supply of substantially all of its fuel oil through 1996. The balance of Alpart's fuel oil requirements through 1996 will be purchased in the spot market.

          KACC owns a 28.3% interest in Queensland Alumina Limited ("QAL"), which owns the largest and one of the most efficient alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its stockholders under long-term tolling contracts. The stockholders, including KACC, purchase bauxite from another QAL stockholder under long-term supply contracts. KACC has contracted with QAL to take approximately 792,000 tons per year of capacity or pay standby charges. KACC is unconditionally obligated to pay amounts calculated to service its share ($88.9 million at December 31, 1995) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs. QAL's annual production capacity is approximately 3,300,000 tons, of which approximately 934,000 tons are available to KACC.

          KACC's principal customers for bauxite and alumina consist of large and small domestic and international aluminum producers that purchase bauxite and reduction-grade alumina for use in their internal refining and smelting operations, trading intermediaries who resell raw materials to end-users, and users of chemical-grade alumina. In 1995, KACC sold all of its bauxite to two customers, the largest of which accounted for approximately 74% of such sales. KACC also sold alumina to nine customers, the largest and top five of which accounted for approximately 23% and 90% of such sales, respectively. See "--Competition." Kaiser believes that among alumina producers it is now the world's second largest seller of alumina to third parties. KACC's strategy is to sell a substantial portion of the bauxite and alumina available to it in excess of its internal refining and smelting requirements under multi-year sales contracts.

          Primary Aluminum Products
          The following table lists KACC's primary aluminum smelting facilities as of December 31, 1995:




                                                                      Annual Rated         Total
                                                                        Capacity           Annual              1995
                                                      Company         Available to         Rated            Operating
          Location                  Facility         Ownership        the Company         Capacity             Rate
----------------------------    ---------------   ---------------   ---------------   ---------------    ---------------
                                                                         (tons)            (tons)
Domestic
          Washington                  Mead                100%              200,000           200,000             82%
          Washington                 Tacoma               100%               73,000            73,000             82%
                                                                    ---------------   ---------------
               Subtotal                                                     273,000           273,000
                                                                    ---------------   ---------------
International
          Ghana                      Valco                 90%              180,000           200,000             68%
          Wales, United
               Kingdom              Anglesey               49%               55,000           112,000            119%
                                                                    ---------------   ---------------
               Subtotal                                                     235,000           312,000
                                                                    ---------------   ---------------

               Total                                                        508,000           585,000
                                                                    ===============   ===============




          KACC owns two smelters located at Mead and Tacoma, Washington, where alumina is processed into primary aluminum. The Mead facility uses pre-bake technology and produces primary aluminum. Approximately 71% of Mead's 1995 production was used at KACC's Trentwood fabricating facility and the balance was sold to third parties. The Tacoma plant uses Soderberg technology and produces primary aluminum and high-grade, continuous-cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum. Both smelters have achieved significant production efficiencies in recent years through retrofit technology, cost controls, and semi-variable wage and power contracts, leading to increases in production volume and enhancing their ability to compete with newer smelters. At the Mead plant, KACC has converted to welded anode assemblies to increase energy efficiency, extended the anode life-cycle in the smelting process, changed from pencil to liquid pitch to produce carbon anodes which achieved environmental and operating savings, and engaged in efforts to increase production through the use of improved, higher-efficiency reduction cells.

          Electric power represents an important production cost for KACC at its aluminum smelters. In 1995, electric power purchase agreements for KACC's facilities in the Pacific Northwest were successfully restructured, which Kaiser anticipates will result in significantly lower electric power costs in 1996 and beyond for the Mead and Tacoma, Washington, smelters and the Trentwood, Washington, rolling mill compared to 1995 electric power costs. From 1981 until 1995, electric power for KACC's Mead and Tacoma smelters was purchased exclusively from the Bonneville Power Administration (the "BPA") by KACC under a contract which expires in 2001. In April 1995, the BPA agreed to allow each of its direct service industrial customers (the "DSIs"), which include KACC, to purchase a portion of its requirement for electric power from sources other than the BPA beginning October 1, 1995. In June 1995, KACC entered into an agreement with The Washington Water Power Company (the "WWP") to purchase up to 50 megawatts of electric power for its Pacific Northwest facilities for a five-year term beginning October 1, 1995. KACC is receiving power under that contract, which power displaces a portion of KACC's interruptible power from the BPA. In addition, in 1995 KACC entered into a new power purchase contract with the BPA, which amends the existing BPA power contract and which contemplates reductions during 1996 in the amount of power which KACC is obligated to purchase from the BPA and which the BPA is obligated to sell to KACC, and the replacement of such power with power to be purchased from other suppliers. KACC is negotiating power purchase agreements for such power with suppliers other than the BPA. Contracts for the purchase of all power required by KACC's Mead and Tacoma smelters and Trentwood rolling mill for 1996, and for approximately one-half of such power for the period 1997 - 2000, have been finalized. Two lawsuits were filed in December 1995 against the BPA by various parties, one of which petitions for a review of the BPA's "Record of Decision on Direct Service Industrial Customer Requirements Power Sales Contract" issued on September 28, 1995, and one of which petitions for review of, and to set aside, suspend, or modify the action of the BPA to decide to offer five-year "block" power sales to the DSIs. The effect of such lawsuits, if any, on KACC's new power purchase contract with the BPA is not known. Certain of the DSIs, including KACC, have intervened in the two lawsuits.

          In 1995, KACC also entered into agreements with the BPA and with the WWP, with terms ending in 2001, under which the BPA and the WWP would provide to KACC transmission services for power purchased from sources other than the BPA. The term of the transmission services agreement with the BPA was subsequently extended for an additional fifteen years, which extension has been challenged. Four lawsuits have been filed against the BPA by various parties, which lawsuits either challenge the BPA's record of decision offering such an extension agreement to the DSIs or challenge the BPA's Business Plan Environmental Impact Statement record of decision in connection therewith. Certain of the DSIs, including KACC, have intervened in the four lawsuits.

          KACC began operating its Mead and Tacoma smelters in Washington at approximately 75% of their full capacity in January 1993, when three reduction potlines were removed from production (two at Mead and one at Tacoma) in response to a power reduction imposed by the BPA. In March 1995, the BPA offered to its industrial customers, including KACC, surplus firm power at a discounted rate for the period April 1, 1995, through July 31, 1995, to enable such customers to restart idle industrial loads. In April 1995, KACC and the BPA entered into a contract for an amount of such power, and thereafter KACC restarted one-half of an idle potline (approximately 9,000 tons of annual capacity) at its Tacoma, Washington, smelter. The Tacoma smelter was returned to full production in October 1995. In 1995, KACC entered into a one-year power supply contract with the BPA, for a term ending September 30, 1996, in connection with the restart of idled capacity at its Mead smelter. The Mead smelter returned to full production in December 1995.

          KACC manages, and owns a 90% interest in, the Volta Aluminium Company Limited ("Valco") aluminum smelter in Ghana. The Valco smelter uses pre-bake technology and processes alumina supplied by KACC and the other participant into primary aluminum under long-term tolling contracts which provide for proportionate payments by the participants in amounts intended to pay not less than all of Valco's operating and financing costs. KACC's share of the primary aluminum is sold to third parties. Power for the Valco smelter is supplied under an agreement which expires in 2017.
The agreement indexes two-thirds of the price of the contract quantity of power to the market price of primary aluminum. The agreement also provides for a review and adjustment of the base power rate and the price index every five years. The most recent review was completed in April 1994 for the 1994 - 1998 period. Valco has entered into an agreement with the government of Ghana under which Valco has been assured (except in cases of force majeure) that it will receive sufficient electric power to operate at its current level of three and one-half potlines through December 31, 1996. Kaiser believes that assuming normal rainfall during 1996, Valco should have available sufficient electric power to operate at its current level through 1996.

          KACC owns a 49% interest in the Anglesey Aluminium Limited ("Anglesey") aluminum smelter and port facility at Holyhead, Wales. The Anglesey smelter uses pre-bake technology. KACC supplies 49% of Anglesey's alumina requirements and purchases 49% of Anglesey's aluminum output. KACC sells its share of Anglesey's output to third parties. Power for the Anglesey aluminum smelter is supplied under an agreement which expires in 2001.

          KACC has developed and installed proprietary retrofit and control technology in all of its smelters, as well as at third party locations. This technology--which includes the redesign of the cathodes and anodes that conduct electricity through reduction cells, improved feed systems that add alumina to the cells, and a computerized system that controls energy flow in the cells--enhances KACC's ability to compete more effectively with the industry's newer smelters. KACC is actively engaged in efforts to license this technology and sell technical and managerial assistance to other producers worldwide, and may participate in joint ventures or similar business partnerships which employ KACC's technical and managerial knowledge. See "--Research and Development."

          KACC's principal primary aluminum customers consist of large trading intermediaries and metal brokers, who resell primary aluminum to fabricated product manufacturers, and large and small international aluminum fabricators. In 1995, KACC sold its primary aluminum production not utilized for internal purposes to approximately 35 customers, the largest and top five of which accounted for approximately 25% and 62% of such sales, respectively. See "--Competition." Marketing and sales efforts are conducted by a small staff located at the business unit's headquarters in Pleasanton, California, and by senior executives of KACC who participate in the structuring of major sales transactions. A majority of the business unit's sales are based upon long-term relationships with metal merchants and end-users.

          Fabricated Aluminum Products
          KACC manufactures and markets fabricated aluminum products for the packaging, transportation, construction, and consumer durables markets in the United States and abroad. Sales in these markets are made directly and through distributors to a large number of customers. In 1995, four domestic beverage container manufacturers were among the leading customers for KACC's fabricated products and accounted for approximately 12% of Kaiser's sales revenue.

          KACC's fabricated products compete with those of numerous domestic and foreign producers and with products made of steel, copper, glass, plastic, and other materials. Product quality, price, and availability are the principal competitive factors in the market for fabricated aluminum products. KACC has focused its fabricated products operations on selected products in which KACC has production expertise, high-quality capability, and geographic and other competitive advantages.

          Flat-Rolled Products. The flat-rolled products business unit, the largest of KACC's fabricated products businesses, operates the Trentwood sheet and plate mill at Spokane, Washington. The Trentwood facility is KACC's largest fabricating plant and accounted for approximately 64% of its 1995 fabricated aluminum products shipments. The business unit supplies the beverage container market (producing body, lid, and tab stock), the aerospace market, and the tooling plate, heat-treated alloy and common alloy coil markets, both directly and through distributors. During 1995, KACC successfully completed the two year restructuring of its flat-rolled products operation at its Trentwood plant to reduce that facility's annual operating costs by at least $50.0 million.

          KACC's flat-rolled products are sold primarily to beverage container manufacturers located in the western United States and in the Asian Pacific Rim countries where the Trentwood plant's location provides KACC with a transportation advantage. Quality of products for the beverage container industry and timeliness of delivery are the primary bases on which KACC competes. Kaiser believes that capital improvements at Trentwood have enhanced the quality of KACC's products for the beverage container industry and the capacity and efficiency of KACC's manufacturing operations, and that KACC is one of the highest quality producers of aluminum beverage can stock in the world.

          In 1995, the flat-rolled products business unit had 31 domestic and foreign can stock customers, including the five major domestic beverage can manufacturers. The largest and top five of such customers accounted for approximately 14% and 41%, respectively, of the business unit's revenue. See "--Competition." In 1995, the business unit shipped products to approximately 150 customers in the aerospace, transportation, and industrial ("ATI") markets, most of which were distributors who sell to a variety of industrial end-users. The top five customers in the ATI markets for flat-rolled products accounted for approximately 13% of the business unit's revenue. The marketing staff for the flat-rolled products business unit is located at the Trentwood facility and in Pleasanton, California. Sales are made directly to customers (including distributors) from eight sales offices located throughout the United States. International customers are served by sales offices in the Netherlands and Japan and by independent sales agents in Asia and Latin America.

          Extruded Products. The extruded products business unit is headquartered in Dallas, Texas, and operates soft-alloy extrusion facilities in Los Angeles, California; Santa Fe Springs, California; Sherman, Texas; and London, Ontario, Canada; a cathodic protection business located in Tulsa, Oklahoma, that also extrudes both aluminum and magnesium; rod and bar facilities in Newark, Ohio, and Jackson, Tennessee, which produce screw machine stock, redraw rod, forging stock, and billet; and a facility in Richland, Washington, which produces seamless tubing in both hard and soft alloys for the automotive, other transportation, export, recreation, agriculture, and other industrial markets. Each of the soft-alloy extrusion facilities has fabricating capabilities and provides finishing services.

          The extruded products business unit's major markets are in the transportation industry, to which it provides extruded shapes for automobiles, trucks, trailers, cabs, and shipping containers, and in the distribution, durable goods, defense, building and construction, ordnance and electrical markets. In 1995, the extruded products business unit had approximately 825 customers for its products, the largest and top five of which accounted for approximately 6% and 20%, respectively, of its revenue. See "--Competition." Sales are made directly from plants as well as marketing locations across the United States.

          Engineered Components. The engineered components business unit operates forging facilities at Erie, Pennsylvania; Oxnard, California; and Greenwood, South Carolina; a machine shop at Greenwood, South Carolina; and a casting facility in Canton, Ohio. The engineered components business unit is one of the largest producers of aluminum forgings in the United States and is a major supplier of high-quality forged parts to customers in the automotive, commercial vehicle and ordnance markets. The high strength-to-weight properties of forged and cast aluminum make it particularly well-suited for automotive applications. The business unit's casting facility manufactures aluminum engine manifolds for the automobile, truck and marine markets.

          In 1995, the engineered components business unit had approximately 250 customers, the largest and top five of which accounted for approximately 34% and 77%, respectively, of the business unit's revenue. See "--Competition." The engineered components business unit's headquarters is located in Erie, Pennsylvania, and there is a sales and engineering office located in Detroit, Michigan, which works with car makers and other customers, the Center for Technology (see "--Research and Development") and plant personnel to create new automotive component designs and improve existing products.

          Competition
          Aluminum competes in many markets with steel, copper, glass, plastic, and numerous other materials. In recent years, plastic containers have increased and glass containers have decreased their respective shares of the soft drink sector of the beverage container market. In the United States, beverage container materials, including aluminum, face increased competition from plastics as increased polyethylene ("PET") container capacity is brought on line by plastics manufacturers. Within the aluminum business, KACC competes with both domestic and foreign producers of bauxite, alumina and primary aluminum, and with domestic and foreign fabricators. Many of KACC's competitors have greater financial resources than KACC. KACC's principal competitors in the sale of alumina include Alcoa Alumina and Chemicals LLC, Billiton Marketing and Trading BV, and Alcan Aluminium Limited. KACC competes with most aluminum producers in the sale of primary aluminum.

          Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality and availability. KACC also competes with a wide range of domestic and international fabricators in the sale of fabricated aluminum products. Competition in the sale of fabricated products is based upon quality, availability, price and service, including delivery performance. KACC concentrates its fabricating operations on selected products in which KACC has production expertise, high-quality capability, and geographic and other competitive advantages. Kaiser believes that, assuming the current relationship between worldwide supply and demand for alumina and primary aluminum does not change materially, the loss of any one of KACC's customers, including intermediaries, would not have a material adverse effect on Kaiser's financial condition or results of operations.

          Research and Development
          KACC conducts research and development activities principally at three facilities--the Center for Technology ("CFT") in Pleasanton, California; the Primary Aluminum Products Division Technology Center ("DTC") adjacent to the Mead smelter in Washington; and the Alumina Development Laboratory ("ADL") at the Gramercy, Louisiana, refinery, which supports Kaiser Alumina Technical Services ("KATS") and the facilities of the alumina business unit. Net expenditures for Company-sponsored research and development activities were $18.5 million in 1995, $16.7 million in 1994, and $18.5 million in 1993. KACC's research staff totaled 157 at December 31, 1995. KACC estimates that research and development net expenditures will be approximately $22.5 million in 1996.

          CFT performs research and development across a range of aluminum process and product technologies to support KACC's business units and new business opportunities. It also selectively offers technical services to third parties. Significant efforts are directed at product and process technology for the can stock, aircraft and automotive markets, and aluminum reduction cell models which are applied to improving cell designs and operating conditions. The largest and most notable single project being developed at CFT is a strip-casting micromill process for producing can sheet. The conversion and capital costs of these micromills are expected to be significantly lower than conventional rolling mills and to result in improved economics compared with historical manufacturing and transportation costs for can stock. A pilot facility has been constructed and operated at CFT. The first micromill is being constructed in Nevada as a demonstration production facility, and KACC expects operational startup of the facility at the end of 1996. KACC currently intends to finance the cost of the construction of the Nevada micromill, estimated to be approximately $45.0 million, from general corporate funds, including possible borrowings under the 1994 Credit Agreement (defined below), although KACC is in discussions with third parties which might provide some or all of such funding. DTC maintains specialized laboratories and a miniature carbon plant where experiments with new anode and cathode technology are performed. DTC supports KACC's primary aluminum smelters, and concentrates on the development of cost-effective technical innovations such as equipment and process improvements. KATS provides improved alumina process technology to KACC's facilities and technical support to new business ventures in cooperation with KACC's international business development group.

          KACC is actively engaged in efforts to license its technology and sell technical and managerial assistance to other producers worldwide. KACC's technology has been installed in alumina refineries, aluminum smelters and rolling mills located in the United States, Jamaica, Sweden, Germany, Russia, India, Australia, Korea, New Zealand, Ghana, United Arab Emirates, and the United Kingdom. KACC's revenue from technology sales and technical assistance to third parties was $5.7 million in 1995, $10.0 million in 1994, and $12.8 million in 1993.

          KACC has entered into agreements with respect to the Krasnoyarsk smelter in Russia under which KACC has licensed certain of its technology for use in such facility and agreed to provide purchasing services in obtaining Western-sourced technology and equipment to be used in such facility. These agreements were entered into in November 1990, and the services under them are expected to be completed in 1996. In addition, in 1993 KACC entered into agreements with respect to the Nadvoitsy smelter in Russia and the Korba smelter of the Bharat Aluminum Co. Ltd., in India, under which KACC has licensed certain of its technology for use in such facilities. Services under the Nadvoitsy agreement were completed in 1995, and KACC expects that services under the Korba agreement will be completed in 1996.

          Operations in China
          In 1994, KACC commenced efforts to increase its activities in certain countries that are expected to be important suppliers of aluminum and large customers for aluminum and alumina. KACC intends to use its technical skills, together with capital investments, to form joint ventures or acquire equity in facilities in such countries.

          In 1995, Kaiser Yellow River Investment Limited ("KYRIL"), a subsidiary of the Company, was formed to participate in the privatization, modernization, expansion, and operation of aluminum smelting facilities in the PRC. KYRIL has entered into a Joint Venture Agreement and related agreements (the "Joint Venture Agreements") with the Lanzhou Aluminum Smelters ("LAS") of the China National Nonferrous Metals Industry Corporation relating to the formation and operation of Yellow River Aluminum Industry Company Limited, a Sino-foreign joint equity enterprise organized under PRC law (the "Joint Venture").

          The Joint Venture constitutes the first large-scale privatization in the Chinese aluminum smelting industry. The Joint Venture's assets and operations are located primarily in the industrial city of Lanzhou, the capital of Gansu Province in northwestern China, and in nearby Lianhai, a special economic zone also in Gansu Province. The smelter at Lanzhou is the fifth largest aluminum smelter in the PRC and produces approximately 55,000 tons of primary aluminum per year. The smelter at Lianhai produces approximately 30,000 tons of primary aluminum per year. LAS's capital contribution to the Joint Venture consisted primarily of the Lanzhou and Lianhai smelters.

          The Joint Venture Agreements include provisions for KYRIL to contribute up to $59.7 million to the Joint Venture in exchange for up to a 49% interest in the Joint Venture (the "Capital Contribution") and contemplate that such capital may be used to expand the annual production capacity of LAS from 85,000 to 115,000 tons, construct a dry Soderberg paste plant, install and upgrade pollution control equipment, and provide for general corporate purposes, including working capital. KYRIL contributed $9.0 million as a contribution to the capital of the Joint Venture in July 1995. The parties to the Joint Venture are currently engaged in discussions concerning the amount, timing and other conditions relating to KYRIL's additional contributions to the Joint Venture. Governmental approval in the PRC will be necessary in order to implement any arrangements agreed to by the parties, and there can be no assurance such approvals will be obtained.

          KACC, through its extruded products business unit, has entered into contracts to form two small joint venture companies in the PRC. KACC will indirectly acquire equity interests of approximately 45% and 49%, respectively, in these two companies which will manufacture aluminum extrusions, in exchange for the contribution to those companies of certain used equipment, technology, services and cash. The majority equity interests in the two companies will be owned by affiliates of Guizhou Guang Da Construction Company.

          Employees
          During 1995, KACC employed an average of approximately 9,550 persons, compared with an average of 9,740 employees in 1994, and 10,220 employees in 1993. At December 31, 1995, KACC's work force was approximately 9,620, including a domestic work force of approximately 5,950, of whom approximately 4,010 were paid at an hourly rate. Most hourly paid domestic employees are covered by collective bargaining agreements with various labor unions. Approximately 74% of such employees are covered by a master agreement (the "Labor Contract") with the United Steelworkers of America ("USWA") expiring September 30, 1998. The Labor Contract covers KACC's plants in Spokane (Trentwood and Mead) and Tacoma, Washington; Gramercy, Louisiana; and Newark, Ohio. The Labor Contract replaced a contract that expired October 31, 1994, and was reached after an eight-day work stoppage by the USWA at these plants in February 1995.

          The Labor Contract provides for base wages at all covered plants. In addition, workers covered by the Labor Contract may receive quarterly bonus payments based on various indices of profitability, productivity, efficiency, and other aspects of specific plant performance, as well as, in certain cases, the price of alumina or primary aluminum. Pursuant to the Labor Contract, base wage rates were raised effective January 2, 1995, were raised again effective November 6, 1995, and will be raised an additional amount effective November 3, 1997, and an amount in respect of the cost of living adjustment under the previous master agreement will be phased into base wages during the term of the Labor Contract. In the second quarter of 1995, KACC acquired up to $2,000 of preference stock held in a stock plan for the benefit of each of approximately 82% of the employees covered by the Labor Contract and in the first half of 1998 will acquire up to an additional $4,000 of such preference stock held in such plan for the benefit of substantially the same employees. In addition, a profitability test was satisfied and, therefore, KACC will acquire during 1996 up to an additional $1,000 of such preference stock held in such plan for the benefit of substantially the same employees. KACC made and will make comparable acquisitions of preference stock held for the benefit of each of certain salaried employees.

          In February 1995, Alpart's employees engaged in a six-day work stoppage by its National Workers Union, which was settled by a new contract.

          Kaiser considers KACC's employee relations to be satisfactory.

          Environmental Matters
          Kaiser and KACC are subject to a wide variety of international, federal, state and local environmental laws and regulations (the "Environmental Laws"). From time to time the Environmental Laws are amended and new ones are adopted. The Environmental Laws regulate, among other things, air and water emissions and discharges; the generation, storage, treatment, transportation, and disposal of solid and hazardous waste; the release of hazardous or toxic substances, pollutants and contaminants into the environment; and, in certain instances, the environmental condition of industrial property prior to transfer or sale. In addition, Kaiser and KACC are subject to various federal, state, and local workplace health and safety laws and regulations ("Health Laws").

          From time to time, KACC is subject, with respect to its current and former operations, to fines or penalties assessed for alleged breaches of the Environmental and Health Laws and to claims and litigation brought by federal, state or local agencies and by private parties seeking remedial or other enforcement action under the Environmental and Health Laws or damages related to alleged injuries to health or to the environment, including claims with respect to certain waste disposal sites and the remediation of sites presently or formerly operated by KACC. See Item 3. " Legal Proceedings--Kaiser Litigation--Environmental Litigation." KACC currently is subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). KACC, along with certain other entities, has been named as a Potentially Responsible Party ("PRP") for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA and, in certain instances, may be exposed to joint and several liability for those costs or damages to natural resources. KACC's Mead, Washington, facility has been listed on the National Priorities List under CERCLA. In addition, in connection with certain of its asset sales, KACC has agreed to indemnify the purchasers with respect to certain liabilities (and associated expenses) resulting from acts or omissions arising prior to such dispositions, including environmental liabilities. While uncertainties are inherent in the final outcome of these matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, Kaiser believes that the resolution of such uncertainties should not have a material adverse effect on KACC's liquidity, consolidated financial position or results of operations.

          Environmental capital spending was $9.2 million in 1995, $11.9 million in 1994, and $12.6 million in 1993. Annual operating costs for pollution control, not including corporate overhead or depreciation, were approximately $26.0 million in 1995, $23.1 million in 1994, and $22.4 million in 1993. Legislative, regulatory, and economic uncertainties make it difficult to project future spending for these purposes. However, Kaiser currently anticipates that in the 1996 - 1997 period, environmental capital spending will be within the range of $27.0 - $33.0 million per year, and operating costs for pollution control will be within the range of $28.0 - $29.0 million per year. In addition, $4.5 million in cash expenditures in 1995, $3.6 million in 1994, and $7.2 million in 1993 were charged to previously established reserves relating to environmental costs. Approximately $8.4 million is expected to be charged to such reserves in 1996.

          Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition and Investing and Financing Activities--Aluminum Operations" and Note 9 of the Notes to Consolidated Financial Statements.

          Other
          See "--Kaiser" above for a description of the locations and general character of the principal plants, mines, and other materially important physical properties relating to KACC's operations. KACC owns in fee or leases all the real estate and facilities used in connection with its business. Plants and equipment and other facilities are generally in good condition and suitable for their intended uses, subject to changing environmental requirements. Although KACC's domestic aluminum smelters and alumina facility were initially designed early in KACC's history, they have been modified frequently over the years to incorporate technological advances in order to improve efficiency, increase capacity, and achieve energy savings. KACC believes that KACC's domestic plants are cost competitive on an international basis. Due to KACC's variable cost structure, the plants' operating costs are relatively lower in periods of low primary aluminum prices and relatively higher in periods of high primary aluminum prices.

          KACC's obligations under its 1994 Credit Agreement are secured by, among other things, mortgages on Kaiser's major domestic plants (other than the Gramercy alumina plant).

FOREST PRODUCTS OPERATIONS

     GENERAL

          The Company also engages in forest products operations through MGI and its wholly owned subsidiaries, Pacific Lumber and Britt. Pacific Lumber, which has been in continuous operation for over 125 years, engages in several principal aspects of the lumber industry--the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber products and the manufacturing of lumber into a variety of value-added finished products. Britt manufactures redwood and cedar fencing and decking products from small diameter logs, a substantial portion of which Britt acquires from Pacific Lumber (which cannot efficiently process them in its own mills).

     PACIFIC LUMBER OPERATIONS

          Timberlands
          Pacific Lumber owns and manages approximately 192,000 acres of commercial timberlands. These timberlands are located in Humboldt County along the northern California coast which has very favorable soil and climate conditions. These timberlands contain approximately three-quarters redwood and one-quarter Douglas-fir timber. Pacific Lumber's acreage is virtually contiguous, is located in close proximity to its sawmills and contains an extensive (1,100 mile) network of roads. These factors greatly facilitate Pacific Lumber's operations and forest management techniques. The extensive roads throughout Pacific Lumber's timberlands facilitate log hauling, serve as fire breaks and allow Pacific Lumber's foresters access to employ forest stewardship techniques which protect the trees from forest fires, erosion, insects and other damage.

          Approximately 179,000 acres of Pacific Lumber's timberlands are owned by Scotia Pacific Holding Company (the "Scotia Pacific Timberlands"), a special purpose Delaware corporation and wholly owned subsidiary of Pacific Lumber ("Scotia Pacific"). Pacific Lumber has the exclusive right to harvest (the "Pacific Lumber Harvest Rights") approximately 8,000 non-contiguous acres of the Scotia Pacific Timberlands consisting substantially of virgin old growth redwood and virgin old growth Douglas-fir timber located on numerous small parcels throughout the Scotia Pacific Timberlands. Substantially all of Scotia Pacific's assets, including the Scotia Pacific Timberlands and the GIS (defined below), are pledged as security for Scotia Pacific's 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes"). Pacific Lumber harvests and purchases from Scotia Pacific all of the logs harvested from the Scotia Pacific Timberlands. See "--Relationships With Scotia Pacific and Britt" for a description of this and other relationships among Pacific Lumber, Scotia Pacific and Britt.

          The forest products industry grades lumber in various classifications according to quality. The two broad categories within which all grades fall, based on the absence or presence of knots, are called "upper" and "common" grades, respectively. "Old growth" trees, often defined as trees which have been growing for approximately 200 years or longer, have a higher percentage of upper grade lumber than "young growth" trees (those which have been growing for less than 200 years). "Virgin" old growth trees are located in timber stands that have not previously been harvested. "Residual" old growth trees are located in timber stands which have been partially harvested in the past.

          Pacific Lumber has engaged in extensive efforts to supplement the natural regeneration of timber and increase the amount of timber on its timberlands. Pacific Lumber is required to comply with California forestry regulations regarding reforestation, which generally require that an area be reforested to specified standards within an established period of time. Pacific Lumber also actively engages in efforts to establish timberlands from open areas such as pasture land. During 1995, Pacific Lumber planted approximately 676,000 redwood and Douglas-fir seedlings. Regeneration of redwood timber generally is accomplished through the natural growth of new redwood sprouts from the stump remaining after a redwood tree is harvested. Such new redwood sprouts grow quickly, thriving on existing mature root systems. In addition, Pacific Lumber supplements natural redwood regeneration by planting redwood seedlings. Douglas-fir timber grown on Pacific Lumber's timberlands is regenerated almost entirely by planting seedlings.

     HARVESTING PRACTICES

          The ability of Pacific Lumber to sell logs or lumber products will depend, in part, upon its ability to obtain regulatory approval of timber harvesting plans ("THPs"). THPs are required to be developed by registered professional foresters and must be filed with, and approved by, the California Department of Forestry ("CDF") prior to the harvesting of timber. Each THP is designed to comply with applicable environmental laws and regulations. The CDF's evaluation of proposed THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. See "--Regulatory and Environmental Factors" for information regarding proposed critical habitat designation, sustained yield regulations and related matters. Pacific Lumber maintains a detailed geographical information system covering its timberlands (the "GIS"). The GIS covers numerous aspects of Pacific Lumber's properties, including timber type, tree class, wildlife data, roads, rivers and streams. By carefully monitoring and updating this data base and conducting field studies, Pacific Lumber's foresters are able to develop detailed THPs addressing the various regulatory requirements. Pacific Lumber also utilizes a Global Positioning System ("GPS") which allows precise location of geographic features through satellite positioning. Use of the GPS greatly enhances the quality and efficiency of GIS data.

          Pacific Lumber employs a variety of well-accepted methods of selecting trees for harvest. These methods, which are designed to achieve optimal regeneration, are referred to as "silvicultural systems" in the forestry profession. Silvicultural systems range from very light thinnings aimed at enhancing the growth rate of retained trees to clear cutting which results in the harvest of all trees in an area and replacement with a new forest stand. In between are a number of varying levels of partial harvests which can be employed. Pacific Lumber's foresters select the appropriate silvicultural system for any given site based upon the specific conditions of that site. Pacific Lumber customarily employs silvicultural systems that involve thinnings followed by a variety of partial cuttings to achieve a high degree of natural regeneration. Partial harvesting allows the remaining trees to obtain more light, nutrients and water, thereby promoting faster growth rates. Pacific Lumber uses a variety of factors, including the size and density of the remaining trees, to determine when to again submit a THP with respect to a given area. Clear cutting is only used under specific circumstances where it is advisable due to specific site conditions (such as undesirable tree species composition for natural regeneration, topographic difficulties which preclude partial cuttings or the need to create more diverse wildlife habitats within watersheds as recommended by Pacific Lumber's wildlife biologists). Due to the magnitude of its timberlands and conservative application of silvicultural systems that retain substantial numbers of trees on areas that are harvested, Pacific Lumber has historically conducted harvesting operations on approximately 5% of its timberlands in any given year.

     PRODUCTION FACILITIES

          Pacific Lumber owns four highly mechanized sawmills and related facilities located in Scotia, Fortuna and Carlotta, California. The sawmills historically have been supplied almost entirely from timber harvested from Pacific Lumber's timberlands. Since 1986, Pacific Lumber has implemented numerous technological advances which have increased the operating efficiency of its production facilities and the recovery of finished products from its timber. Over the past three years, Pacific Lumber's annual lumber production has averaged approximately 268 million board feet, with approximately 290, 286, and 228 million board feet produced in 1995, 1994 and 1993, respectively. The Fortuna sawmill, built by Pacific Lumber in 1972, produces primarily common grade lumber. During 1995, the Fortuna mill produced approximately 94 million board feet of lumber. The Carlotta sawmill was acquired in 1986 and produces both common and upper grade redwood lumber. During 1995, the Carlotta mill produced approximately 67 million board feet of lumber. Sawmill "A," located in Scotia, was remodeled in 1983 and processes Douglas-fir logs while Sawmill "B," also located in Scotia, primarily processes large diameter redwood
logs.   During 1995, Sawmills "A" and "B" produced 79 and 51 million board feet of lumber, respectively.

          Pacific Lumber operates a finishing plant which processes rough lumber into a variety of finished products such as trim, fascia, siding and paneling. These finished products include the industry's largest variety of customized trim and fascia patterns. Pacific Lumber also enhances the value of some grades of common grade lumber by assembling knot-free pieces of narrower and shorter lumber into wider or longer pieces in its state-of-the-art end and edge glue plant. The result is a standard sized upper grade product which can be sold at a significant premium over common grade products.

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

          In addition, Pacific Lumber owns and operates a modern 25-megawatt cogeneration power plant which is fueled almost entirely by the wood residue from its milling and finishing operations. This power plant generates substantially all of the energy requirements of Scotia, California, the town adjacent to Pacific Lumber's timberlands where several of its manufacturing facilities are located. Pacific Lumber sells surplus power to Pacific Gas and Electric Company. In 1995, the sale of surplus power accounted for approximately 1% of Pacific Lumber's total revenues.

     PRODUCTS

          The following table sets forth the distribution of Pacific Lumber's lumber production (on a net board foot basis) and revenues by product line:




                                                          Year Ended December 31, 1995            Year Ended December 31, 1994
                                                      ------------------------------------    ------------------------------------
                                                      % of Total                              % of Total
                                                        Lumber      % of Total                  Lumber     % of Total
                                                      Production      Lumber     % of Total   Production     Lumber     % of Total
                                                        Volume       Revenues     Revenues      Volume      Revenues     Revenues
                      Product                         ----------    ----------   ----------   ----------   ----------   ----------
Upper grade redwood lumber                                   17%           38%          31%          17%          41%          33%
Common grade redwood lumber                                  54%           40%          32%          58%          36%          30%
                                                      ----------    ----------   ----------   ----------   ----------   ----------
     Total redwood lumber                                    71%           78%          63%          75%          77%          63%
                                                      ----------    ----------   ----------   ----------   ----------   ----------
Upper grade Douglas-fir lumber                                3%            5%           4%           3%           7%           5%
Common grade Douglas-fir lumber                              23%           14%          11%          20%          13%          10%
                                                      ----------    ----------   ----------   ----------   ----------   ----------
     Total Douglas-fir lumber                                26%           19%          15%          23%          20%          15%
                                                      ----------    ----------   ----------   ----------   ----------   ----------
Other grades of lumber                                        3%            3%           4%           2%           3%           4%
                                                      ----------    ----------   ----------   ----------   ----------   ----------
     Total lumber                                           100%          100%          82%         100%         100%          82%
                                                      ==========    ==========   ==========   ==========   ==========   ==========
Logs                                                                                     7%                                     9%
                                                                                 ==========                             ==========
Hardwood chips                                                                           4%                                     4%
Softwood chips                                                                           5%                                     4%
                                                                                 ----------                             ----------
     Total wood chips                                                                    9%                                     8%
                                                                                 ==========                             ==========



          Lumber
          Pacific Lumber primarily produces and markets lumber. In 1995, Pacific Lumber sold approximately 277 million board feet of lumber, which accounted for approximately 82% of Pacific Lumber's total revenues. Lumber products vary greatly by the species and quality of the timber from which it is produced. Lumber is sold not only by grade (such as "upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

          Redwood lumber is Pacific Lumber's largest product category. Redwood is commercially grown only along the northern coast of California and possesses certain unique characteristics which permit it to be sold at a premium to many other wood products. Such characteristics include its natural beauty, superior ability to retain paint and other finishes, dimensional stability and innate resistance to decay, insects and chemicals. Typical applications include exterior siding, trim and fascia for both residential and commercial construction, outdoor furniture, decks, planters, retaining walls and other specialty applications. Redwood also has a variety of industrial applications because of its chemical resistance and because it does not impart any taste or odor to liquids or solids.

          Upper grade redwood lumber, which is derived primarily from old growth trees and is characterized by an absence of knots and other defects and a very fine grain, is used primarily in more costly and distinctive interior and exterior applications. The overall supply of upper grade lumber has been diminishing due to increasing environmental and regulatory restrictions and other factors. While Pacific Lumber's competitive position with respect to upper grade lumber has been improving due to the quality of its timberlands, Pacific Lumber's supply of upper grade lumber has decreased in some premium product categories. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Forest Products Operations." Common grade redwood lumber, Pacific Lumber's largest volume product, has many of the same aesthetic and structural qualities of redwood uppers, but has some knots, sapwood and a coarser grain. Such lumber is commonly used for construction purposes, including outdoor structures such as decks, hot tubs and fencing.

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

          Logs
          Pacific Lumber currently sells certain logs that, due to their size or quality, cannot be efficiently processed by its mills into lumber. The purchasers of these logs are largely Britt, and surrounding mills which do not own sufficient timberlands to support their mill operations. See "- -Relationships With Scotia Pacific and Britt" below. Except for the agreement with Britt described below, Pacific Lumber does not have any significant contractual relationships with any third parties relating to the purchase of logs. Pacific Lumber has historically not purchased significant quantities of logs from third parties; however, Pacific Lumber may from time to time purchase logs from third parties for processing in its mills or for resale to third parties if, in the opinion of management, economic factors are advantageous to Pacific Lumber.

          Wood Chips
          Pacific Lumber uses a whole-log chipper to produce wood chips from hardwood trees which would otherwise be left as waste. These chips are sold to third parties primarily for the production of facsimile and other specialty papers. Pacific Lumber also produces softwood chips from the wood residue and waste from its milling and finishing operations. These chips are sold to third parties for the production of wood pulp and paper products.

     BACKLOG AND SEASONALITY

          Pacific Lumber's backlog of sales orders at December 31, 1995 and 1994 was approximately $11.5 million and $11.9 million, respectively, the substantial portion of which was delivered in the first quarter of the next fiscal year. Pacific Lumber has historically experienced lower first quarter sales due largely to the general decline in construction-related activity during the winter months. As a result, Pacific Lumber's results in any one quarter are not necessarily indicative of results to be expected for the full year.

     MARKETING

          The housing, construction and remodeling markets are the primary markets for Pacific Lumber's lumber products. Pacific Lumber's policy is to maintain a wide distribution of its products both geographically and in terms of the number of customers. Pacific Lumber sells its lumber products throughout the country to a variety of accounts, the large majority of which are wholesalers, followed by retailers, industrial users, exporters and manufacturers. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the Mississippi River, with California accounting for approximately 63% of these sales in 1995. Common grades of Douglas-fir lumber are sold primarily in California. In 1995, no single customer accounted for more than 4% of Pacific Lumber's total revenues. Exports of lumber accounted for approximately 4% of Pacific Lumber's total revenues in 1995. Pacific Lumber markets its products through its own sales staff which focuses primarily on domestic sales.

          Pacific Lumber actively follows trends in the housing, construction and remodeling markets in order to maintain an appropriate level of inventory and assortment of product. Due to its high quality products, large inventory, competitive prices and long history, Pacific Lumber believes that it has a strong degree of customer loyalty.

     COMPETITION

          Pacific Lumber's lumber is sold in highly competitive markets. Competition is generally based upon a combination of price, service, product availability and product quality. Pacific Lumber's products compete not only with other wood products but with metals, masonry, plastic and other construction materials made from non-renewable resources. The level of demand for Pacific Lumber's products is dependent on such broad factors as overall economic conditions, interest rates and demographic trends. In addition, competitive considerations, such as total industry production and competitors' pricing, as well as the price of other construction products, affect the sales prices for Pacific Lumber's lumber products. Pacific Lumber currently enjoys a competitive advantage in the upper grade redwood lumber market due to the quality of its timber holdings and relatively low cost production operations. Competition in the common grade redwood and Douglas-fir lumber market is more intense, and Pacific Lumber competes with numerous large and small lumber producers.

     EMPLOYEES

          As of March 1, 1996, Pacific Lumber had approximately 1,600 employees, none of whom are covered by a collective bargaining agreement.

     RELATIONSHIPS WITH SCOTIA PACIFIC AND BRITT

          In March 1993, Pacific Lumber consummated its offering of $235 million of 10-1/2% Senior Notes due 2003 (the "Pacific Lumber Senior Notes") and Scotia Pacific consummated its offering of $385 million of Timber Notes. Upon the closing of such offerings, Pacific Lumber, Scotia Pacific and Britt entered into a variety of agreements. Pacific Lumber and Scotia Pacific entered into a Services Agreement (the "Services Agreement") and an Additional Services Agreement (the "Additional Services Agreement"). Pursuant to the Services Agreement, Pacific Lumber provides operational, management and related services with respect to the Scotia Pacific Timberlands containing timber of Scotia Pacific ("Scotia Pacific Timber") not performed by Scotia Pacific's own employees. Such services include the furnishing of all equipment, personnel and expertise not within Scotia Pacific's possession and reasonably necessary for the operation and maintenance of the Scotia Pacific Timberlands containing Scotia Pacific Timber. In particular, Pacific Lumber is required to regenerate Scotia Pacific Timber, prevent and control loss of Scotia Pacific Timber by fires, maintain a system of roads throughout the Scotia Pacific Timberlands, take measures to control the spread of disease and insect infestation affecting Scotia Pacific Timber and comply with environmental laws and regulations, including measures with respect to waterways, habitat, hatcheries and endangered species. Pacific Lumber is also required (to the extent necessary) to assist Scotia Pacific personnel in updating the GIS and to prepare and file, on Scotia Pacific's behalf, all pleadings and motions and otherwise diligently pursue appeals of any denial of any THP and related matters. As compensation for these and the other services to be provided by Pacific Lumber, Scotia Pacific pays a fee which is adjusted on January 1 of each year based on a specified government index relating to wood products. The fee was approximately $115,100 per month in 1995 and is expected to be approximately $112,100 per month in 1996. Pursuant to the Additional Services Agreement, Scotia Pacific provides Pacific Lumber with a variety of services, including (a) assisting Pacific Lumber to operate, maintain and harvest its own timber properties, (b) updating and providing access to the GIS with respect to information concerning Pacific Lumber's own timber properties, and (c) assisting Pacific Lumber with its statutory and regulatory compliance. Pacific Lumber pays Scotia Pacific a fee for such services equal to the actual cost of providing such services, as determined in accordance with generally accepted accounting principles.

          Pacific Lumber and Scotia Pacific also entered into a Master Purchase Agreement (the "Master Purchase Agreement"). The Master Purchase Agreement governs all purchases of logs by Pacific Lumber from Scotia Pacific. Each purchase of logs by Pacific Lumber from Scotia Pacific is made pursuant to a separate log purchase agreement (which incorporates the terms of the Master Purchase Agreement) for the Scotia Pacific Timber covered by an approved THP. Each log purchase agreement generally constitutes an exclusive agreement with respect to the timber covered thereby, subject to certain limited exceptions. The purchase price must be at least equal to the SBE Price (as defined below). The Master Purchase Agreement provides that if the purchase price equals or exceeds (i) the price for such species and category thereof set forth on the structuring schedule applicable to the Timber Notes and (ii) the SBE Price, then such price shall be deemed to be the fair market value of such logs. The Master Purchase Agreement defines the "SBE Price," for any species and category of timber, as the stumpage price for such species and category as set forth in the most recent "Harvest Value Schedule" published by the California State Board of Equalization ("SBE") applicable to the timber sold during the period covered by such Harvest Value Schedule. Such Harvest Value Schedules are published for purposes of computing yield taxes and generally are released every six months. As Pacific Lumber purchases logs from Scotia Pacific pursuant to the Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing Scotia Pacific Timber covered by approved THPs and, thus, the purchase price thereof is based upon "stumpage prices." Title to the harvested logs does not pass to Pacific Lumber until the logs are transported to Pacific Lumber's log decks and measured. Substantially all of Scotia Pacific's revenues are derived from the sale of logs to Pacific Lumber under the Master Purchase Agreement.

          Pacific Lumber, Scotia Pacific and Salmon Creek Corporation ("Salmon Creek," a wholly owned subsidiary of Pacific Lumber) also entered into a Reciprocal Rights Agreement granting to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses. In addition, Pacific Lumber entered into an Environmental Indemnification Agreement with Scotia Pacific pursuant to which Pacific Lumber agreed to indemnify Scotia Pacific from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the Scotia Pacific Timberlands.

          Pacific Lumber entered into an agreement with Britt (the "Britt Agreement") which governs the sale of logs by Pacific Lumber and Britt to each other, the sale of hog fuel (wood residue) by Britt to Pacific Lumber for use in Pacific Lumber's cogeneration plant, the sale of lumber by Pacific Lumber and Britt to each other, and the provision by Pacific Lumber of certain administrative services to Britt (including accounting, purchasing, data processing, safety and human resources services). The logs which Pacific Lumber sells to Britt and which are used in Britt's manufacturing operations are sold at approximately 75% of applicable SBE prices (to reflect the lower quality of these logs). Logs which either Pacific Lumber or Britt purchases from third parties and which are then sold to each other are transferred at the actual cost of such logs. Hog fuel is sold at applicable market prices, and administrative services are provided by Pacific Lumber based on Pacific Lumber's actual costs and an allocable share of Pacific Lumber's overhead expenses consistent with past practice.

     BRITT LUMBER OPERATIONS

          Business
          Britt is located in Arcata, California, approximately 45 miles north of Pacific Lumber's headquarters. Britt's primary business is the processing of small diameter redwood logs into wood fencing products for sale to retail and wholesale customers. Britt was incorporated in 1965 and operated as an independent manufacturer of fence products until July 1990, when it was purchased by a subsidiary of the Company. Britt purchases small diameter (6 to 11 inch) and short length (6 to 12 feet) redwood logs from Pacific Lumber and a variety of different diameter and different length logs from various timberland owners. Britt processes logs at its mill into a variety of different fencing products, including "dog-eared" 1" x 6" fence stock in six and eight foot lengths, 4" x 4" fence posts in 6 through 12 foot lengths, and other fencing products in 6 through 12 foot lengths. Britt's purchases of logs from third parties are generally consummated pursuant to short-term contracts of twelve months or less. See "--Pacific Lumber Operations--Relationships With Scotia Pacific and Britt" for a description of Britt's log purchases from Pacific Lumber.

          Marketing
          In 1995, Britt sold approximately 78 million board feet of lumber products to approximately 100 different customers. Over one-half of its lumber sales were in northern California. The remainder of its 1995 sales were in southern California and ten other western states. The largest and top five of such customers accounted for approximately 33% and 72%, respectively, of such 1995 sales. Britt markets its products through its own salesmen to a variety of customers, including distribution centers, industrial remanufacturers, wholesalers and retailers and is expanding its market eastward.

          Britt's backlog of sales orders at December 31, 1995 and 1994 was approximately $3.2 million and $3.6 million, respectively, the substantial portion of which was delivered in the first quarter of the next fiscal year.

          Facilities and Employees
          Britt's manufacturing operations are conducted on 12 acres of land, 10 acres of which are leased on a long-term fixed-price basis from an unrelated third party. Fence production is conducted in a 46,000 square foot mill. An 18 acre log sorting and storage yard is located one quarter of a mile away. The mill was constructed in 1980, and capital expenditures to enhance its output and efficiency are made periodically. Britt's (single shift) mill capacity, assuming 40 production hours per week, is estimated at 35.5 million board feet of fencing products per year. As of March 1, 1996, Britt employed approximately 110 people, none of whom are covered by a collective bargaining agreement.

          Competition
          Management estimates that Britt accounted for approximately one-third of the redwood fence market in 1995 in competition with the northern California mills of Louisiana Pacific, Georgia Pacific and Eel River.

     REGULATORY AND ENVIRONMENTAL FACTORS

          Regulatory and environmental issues play a significant role in Pacific Lumber's forest products operations. Pacific Lumber's forest products operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. These laws include the California Forest Practice Act (the "Forest Practice Act"), which requires that timber harvesting operations be conducted in accordance with detailed requirements set forth in the Forest Practice Act and in the regulations promulgated thereunder by the California Board of Forestry (the "BOF").
The federal Endangered Species Act (the "ESA") and California Endangered Species Act (the "CESA") provide in general for the protection and conservation of specifically listed fish, wildlife and plants which have been declared to be endangered or threatened. The California Environmental Quality Act ("CEQA") provides, in general, for protection of the environment of the state, including protection of air and water quality and of fish and wildlife. In addition, the California Water Quality Act requires, in part, that Pacific Lumber's operations be conducted so as to reasonably protect the water quality of nearby rivers and streams. The Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on its future liquidity, consolidated operating results or financial position; however, these laws and regulations are modified from time to time and there can be no assurance that certain pending or future legislation, governmental regulations or judicial or administrative decisions would not materially adversely affect the Company (see below).

          In 1994, the BOF adopted certain regulations regarding compliance with long-term sustained yield objectives. These regulations require timber companies to project the average annual growth they will have on their timberlands during the last decade of a 100-year planning period ("Projected Annual Growth"). During any rolling ten-year period, the average annual harvest over such ten-year period may not exceed Projected Annual Growth. The first ten-year period began in May 1994. Pacific Lumber is required to submit, by October 1996, a plan setting forth, among other things, its Projected Annual Growth. Pacific Lumber has not completed its analysis of the projected productivity of its timberlands and is therefore unable to predict the impact that these regulations will have on its future timber harvesting practices; however, the final results of this analysis could require Pacific Lumber to reduce (or permit it to increase) its timber harvest in future years from the average annual harvest that it has experienced in recent years. Pacific Lumber believes that it would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands and by increasing the productivity of its timberlands.

          In March 1992, the marbled murrelet was approved for listing as endangered under the CESA. In October 1992, the United States Fish and Wildlife Service ("USFWS") issued its final rule listing the marbled murrelet as a threatened species under the ESA in the tri-state area of Washington, Oregon and California. Pacific Lumber has incorporated, and will continue to incorporate as required, mitigation measures into its THPs to protect and maintain habitat for the marbled murrelet on its timberlands. The BOF requires Pacific Lumber to conduct pre-harvest marbled murrelet surveys to provide certain site specific mitigations in connection with THPs covering virgin old growth timber and unusually dense stands of residual old growth timber. Such surveys can only be conducted during a portion of the murrelet's nesting and breeding season, which extends from April through mid-September. Accordingly, such surveys are expected to delay the review and approval process with respect to certain of the THPs filed by Pacific Lumber. The results of such surveys to date (based upon current survey protocols) have indicated that Pacific Lumber has approximately 6,000 acres of occupied marbled murrelet habitat. A substantial portion of this land contains virgin and residual old growth timber and the bulk of it falls within the areas proposed to be designated as critical habitat for the marbled murrelet (see below). Pacific Lumber is unable to predict when or if it will be able to harvest this acreage.

          In January 1994, the USFWS proposed designation of critical habitat for the marbled murrelet under the ESA (which proposed designation did not include any of Pacific Lumber's timberlands). In July 1995, in a case entitled Marbled Murrelet v. Babbitt (Case No. C-91-522R), a U.S. District Court in Seattle ordered the USFWS to make its final designation of critical habitat for the marbled murrelet by January 29, 1996 and to issue its proposed final designation of critical habitat by August 1, 1995. On August 10, 1995, the USFWS published its proposed final designation of critical habitat for the marbled murrelet (the "Proposed Designation"), seeking to designate over four million acres as critical habitat for the marbled murrelet, including approximately 33,000 acres of Pacific Lumber's timberlands. The Proposed Designation was subject to a 60-day comment period and Pacific Lumber filed comments vigorously opposing the Proposed Designation. In February 1996, the Court extended until May 15, 1996 the deadline for final designation of critical habitat for the marbled murrelet. The USFWS has not yet published its final designation of critical habitat for the marbled murrelet. Pacific Lumber is unable to predict when or if it would be able to harvest on any acreage finally designated as critical habitat. Furthermore, it is impossible to determine the future adverse impact of such designation on the Company's liquidity, consolidated financial position or results of operations until such time as the Proposed Designation is finalized and related regulatory and legal issues are fully resolved. However, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on timberlands designated as marbled murrelet critical habitat, such restrictions could have a material adverse effect on the Company's liquidity, consolidated financial condition and results of operations. If Pacific Lumber is unable to harvest or is severely limited in harvesting, it intends to seek full compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a taking.

          Pacific Lumber's wildlife biologists are conducting research concerning the marbled murrelet on its timberlands and are currently developing a habitat conservation plan for the marbled murrelet (the "Murrelet HCP"). The Murrelet HCP, which is designed to mitigate the impact of the Proposed Designation, has been submitted to the USFWS. Pacific Lumber is working with the USFWS and other government agencies on the Murrelet HCP. It is uncertain when the Murrelet HCP review process will be completed or what the outcome will be of the review process or its effect upon the Company's liquidity, consolidated financial position or results of operations.

          There also continue to be other regulatory actions and lawsuits seeking to have various other species listed as threatened or endangered under the ESA and/or the CESA and to designate critical habitat for such species. It is uncertain what effect any such other listings and/or designations of critical habitat would have on the Company's liquidity, consolidated financial position or results of operations.

          Various groups and individuals have filed objections with the CDF and the BOF regarding the CDF's and the BOF's actions and rulings with respect to certain of Pacific Lumber's THPs, and Pacific Lumber expects that such groups and individuals will continue to file objections to certain of Pacific Lumber's THPs. In addition, lawsuits are pending which seek to prevent Pacific Lumber from implementing certain of its approved THPs and other harvesting operations. These challenges have severely restricted Pacific Lumber's ability to harvest virgin old growth timber on its property (and to a lesser extent, its residual old growth timber). To date, challenges with respect to Pacific Lumber's THPs relating to young growth and residual old growth timber have been limited; however, no assurance can be given as to the extent of such challenges in the future. Pacific Lumber believes that environmentally focused challenges to its THPs are likely to occur in the future, particularly with respect to virgin and residual old growth timber. Although such challenges have delayed or prevented Pacific Lumber from conducting a portion of its operations, to date such challenges have not had a material adverse effect on the Company's liquidity, consolidated financial position or results of operations. It is, however, impossible to predict the future nature or degree of such challenges or their ultimate impact on the liquidity, consolidated operating results or financial position of the Company. See also Item 3. "Legal Proceedings--Pacific Lumber Litigation" for a description of the pending Marbled Murrelet action.

          In June 1990, the USFWS designated the northern spotted owl as threatened under the ESA. The owl's range includes all of Pacific Lumber's timberlands. The ESA and its implementing regulations (and related California regulations) generally prohibit harvesting operations in which individual owls might be killed, displaced or injured or which result in significant habitat modification that could impair the survival of individual owls or the species as a whole. Since 1988, biologists have conducted inventory and habitat utilization studies of northern spotted owls on Pacific Lumber's timberlands. Pacific Lumber has developed and the USFWS has given its full concurrence to a comprehensive wildlife management plan for the northern spotted owl (the "Owl Plan"). The Owl Plan was recently updated through 1999 and the USFWS expressed its agreement that operations consistent with the Owl Plan would not result in the take of any owls. By incorporating the Owl Plan into each THP filed with the CDF, Pacific Lumber is able to expedite the approval time with respect to its THPs. Both federal and state agencies continue to review and consider possible additional regulations regarding the northern spotted owl. It is uncertain if such additional regulations will become effective or their ultimate content. The plaintiffs in the Marbled Murrelet action have requested injunctive relief with respect to the Owl Plan. See Item 3. "Legal Proceedings--Pacific Lumber Litigation."

          Laws and regulations dealing with Pacific Lumber's operations are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. From time to time, bills are introduced in the California legislature and the U.S. Congress which relate to the business of Pacific Lumber, including the protection and acquisition of old growth and other timberlands, endangered species, environmental protection, air and water quality, and the restriction, regulation and administration of timber harvesting practices. For example, a bill has been introduced in the California legislature which would, among other things, initiate negotiations by the California Resources Agency for the public acquisition of approximately 4,700 acres of Pacific Lumber's timberlands, 3,000 acres of which is a contiguous block of virgin old growth redwood forest often referred to as the "Headwaters Forest." In addition, the U.S. Congressman from the congressional district in which Pacific Lumber is located has introduced a bill which would, among other things, authorize public acquisition of the Headwaters Forest and up to 1,700 contiguous acres. The bill would authorize the Secretary of the Interior to exchange government-owned timberlands and other property for the appraised fair market value of the Headwaters Forest and any contiguous acreage to be acquired. Because such bills are subject to amendment, it is premature to assess the ultimate content of these bills, the likelihood of any of the bills passing or the impact of any of these bills on the future liquidity, consolidated financial position or operating results of the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge. In addition to existing and possible new or modified statutory enactments, regulatory requirements and administrative and legal actions, the California timber industry remains subject to potential California or local ballot initiatives and evolving federal and California case law which could affect timber harvesting practices. It is, however, impossible to assess the effect of such matters on the future liquidity, consolidated financial position or operating results of the Company.

REAL ESTATE AND OTHER OPERATIONS

     REAL ESTATE AND RESORT OPERATIONS

          General
          The Company, principally through its wholly owned subsidiaries, is also engaged in the business of residential and commercial real estate investment and development, primarily in Arizona, California, Texas and Puerto Rico. At December 31, 1995, the Company had approximately $23.1 million of outstanding receivables derived from the financing of real estate sales in its developments and may continue to finance such real estate sales in the future. As of December 31, 1995, these receivables had a weighted average interest rate of approximately 9.4%, a weighted average maturity of less than four years and average borrower equity of approximately 45%. As of December 31, 1995, the Company also held $8.4 million of other receivables as a portion of the RTC Portfolio (defined below).

          Principal Properties
          Texas.   In June 1991, a wholly owned subsidiary of the Company
purchased from the RTC at an auction, for approximately $122.3 million, 27 parcels of income producing real property and 28 loans secured by real property, fifteen of which have subsequently been converted to income-producing real property through either foreclosure or contractual agreement with the borrower (the "RTC Portfolio"). Substantially all of the real property was located in Texas, with the largest concentration in the vicinity of San Antonio, Houston, Austin and Dallas. From 1992 to December 31, 1995, an aggregate of approximately $28.7 million in loans (which represented nine loans) were sold or paid off and thirty-one properties were sold for aggregate consideration of approximately $157.5 million. These transactions resulted in aggregate gains of $77.3 million. As of December 31, 1995, the Company held six loans (including two resulting from property sales) and eleven properties (including five acquired via foreclosures), which had an aggregate net book value of $32.1 million. All of the remaining assets are being managed (and marketed for sale or disposition as appropriate) by the Company.

          Palmas del Mar. Palmas del Mar, a time-sharing and land development and sales business with resort amenities, located on the southeastern coast of Puerto Rico near Humacao, was acquired in 1984. Palmas del Mar consists of approximately 1,919 acres of undeveloped land, 100 condominiums utilized in its time-sharing program (comprising 5,300 time-share intervals of which approximately 1,036 remain to be sold), a 100-room hotel and adjacent executive convention center known as the Candelero Hotel, a 23-room luxury hotel known as the Palmas Inn, a casino, a Gary Player-designed 18-hole golf course, 20 tennis courts, golf and tennis pro shops, restaurants, beach and pool facilities, an equestrian center and a marina. Certain stores and restaurants and the equestrian center are operated by third parties. Approximately 1,300 private residences and a marina are owned by third parties. A number of these private residences are made available to Palmas del Mar by their owners throughout the year for rental to vacationers. Since 1985, the Company has been actively engaged in the development and sale of condominiums, estate lots and villas. During 1995, Palmas sold 31 condominium units and 65 time-share intervals. Additionally, Palmas completed a sale and leaseback transaction on July 14, 1995 of 33 furnished condominium units for approximately $8.4 million. As of December 31, 1995, the net book value of Palmas' assets was approximately $16.2 million

          Fountain Hills. In 1968, a subsidiary of the Company purchased and began developing approximately 12,100 acres of real property at Fountain Hills, Arizona, which is located near Phoenix and adjacent to Scottsdale, Arizona. As of December 31, 1995, Fountain Hills had approximately 3,910 acres of undeveloped residential land, 101 developed commercial and industrial lots, 121 acres of undeveloped commercial and industrial land and 102 developed residential lots available for sale. The population of Fountain Hills is approximately 13,000. The Company is planning the development of certain of the remaining acreage at Fountain Hills. Future sales are expected to consist mainly of undeveloped acreage, semi-developed parcels and fully-developed lots, although the Company may engage in limited construction and direct sale of residential units. During 1995, approximately 115 residential lots, 22 commercial parcels and 103 acres were sold for an aggregate of $14.5 million.

          Additionally, in 1994 a subsidiary of the Company entered into a venture to develop 950 acres in Fountain Hills in an area known as SunRidge Canyon. The development of SunRidge Canyon contemplates a residential golf-oriented, upscale master-planned community. The project includes 950 acres, of which 185 have been developed into a championship-quality, public golf course which opened for play in November 1995. The remaining 765 acres are being developed into approximately 860 single family lots. Sales of the individual lots began in November 1995. The development is being undertaken by SunRidge Canyon L.L.C., an Arizona limited liability company organized by a subsidiary of the Company and SunCor Development Company. A subsidiary of the Company holds a 50% equity interest in the venture.

          The Company intends to continue development of its remaining acreage at Fountain Hills in a manner that will allow it to maintain recent sales levels, although there can be no assurance that it will be able to do so.

          Lake Havasu City. In 1963, a subsidiary of the Company purchased and began developing approximately 16,700 acres of real property at Lake Havasu City, Arizona, which were offered for sale in the form of subdivided single and multiple family residential, commercial and industrial sites. The Company has sold substantially all of its lot inventory in Lake Havasu City and is currently planning the development of the remaining 145 acres.

          Rancho Mirage. In 1991, a subsidiary of the Company acquired Mirada, a 195-acre luxury resort-residential project located in Rancho Mirage, California. Mirada is a master planned community built into the Santa Rosa Mountains, 650 feet above the Coachella Valley floor. Two of the five parcels have been developed, one of which is a custom lot subdivision of 46 estate lots with home prices ranging from $1.5 million to $3.0 million. The other parcel was developed by Ritz-Carlton hotels and an affiliate of the Company as the Ritz-Carlton Rancho Mirage, a hotel with views of the Palm Springs area. The three remaining parcels encompass nearly 150 acres with entitlements allowing a variety of residential options. The Company is currently marketing the project's 23 fully-developed lots.

          Other. The Company, through its subsidiaries, owns a number of other properties in Arizona, New Mexico, Texas and Colorado. Efforts are underway to sell most of these properties. Most notably, in June 1995 the Company sold approximately 6,000 acres at its Waterwood National Resort and Country Club project in Texas, for an aggregate of $4.1 million.

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

          Competition and Regulation and Other Industry Factors
          There is intense competition among companies in the real estate investment and development business. Sales and payments on real estate sales obligations depend, in part, on available financing and disposable income and, therefore, are affected by changes in general economic conditions and other factors. The real estate development business and commercial real estate business are subject to other risks such as shifts in population, fluctuations in the real estate market, and unpredictable changes in the desirability of residential, commercial and industrial areas. The resort and time-sharing business of Palmas competes with similar businesses in the Caribbean, Florida and other locations.

          The Company's real estate operations are subject to comprehensive federal, state and local regulation. Applicable statutes and regulations may require disclosure of certain information concerning real estate developments and credit policies of the Company and its subsidiaries. Periodic approval is required from various agencies in connection with the layout and design of developments, the nature and extent of improvements, construction activity, land use, zoning, and numerous other matters. Failure to obtain such approval, or periodic renewal thereof, could adversely affect the real estate development and marketing operations of the Company and its subsidiaries. Various jurisdictions also require inspection of properties by appropriate authorities, approval of sales literature, disclosure to purchasers of specific information, bonding for property improvements, approval of real estate contract forms and delivery to purchasers of a report describing the property.

          Employees
          As of March 1, 1996, the Company's real estate operations had approximately 800 employees, of which approximately 720 were employed by Palmas. On July 20, 1995, a majority of the employees of Palmas voted to have a local union represent them for collective bargaining purposes. The Company and the union are engaged in collective bargaining negotiations. Until the collective bargaining process is completed, the Company is unable to estimate the impact, if any, the union representation of its employees may have on its resort operations at Palmas. The union is encouraging a 24-hour work stoppage. The Company is uncertain if a work stoppage will occur; however, Palmas is taking steps to ensure an adequate employment force if a work stoppage does take place.

     SAM HOUSTON RACE PARK

          General
          In July 1993, the Company, through subsidiaries, acquired various interests in Sam Houston Race Park, Ltd., a Texas limited partnership ("SHRP, Ltd.") which owns and operates Sam Houston Race Park (the "Race Park"), a Texas Class 1 horse racing facility located within the greater Houston metropolitan area. On January 15, 1995, SHRP, Ltd. defaulted on the $4.4 million semi-annual interest payment due on its 11-3/4% Senior Secured Notes. On April 17, 1995, SHRP, Ltd. and two affiliated entities (collectively, the "Debtors") filed voluntary petitions, each seeking to reorganize under the provisions of Chapter 11 of the United States Bankruptcy Code. The bankruptcy cases were consolidated and transferred to the United States Bankruptcy Court (the "Bankruptcy Court") for the Southern District of Texas, Houston Division (Case No. 95-43739-H3-11). On September 22, 1995, the Bankruptcy Court confirmed the Debtors's plan of reorganization and on October 6, 1995, the transactions called for by the plan of reorganization (the "Plan") were completed.

          The Plan provided for, among other things, a significant modification of SHRP, Ltd.'s 11-3/4% Senior Secured Notes (the "Original Notes" and, as modified, the "Extendible Notes"), an additional capital infusion and a reorganization of SHRP, Ltd. The Extendible Notes have an aggregate initial principal amount of $37.5 million, mature on September 1, 2001 and bear interest at the rate 11% per annum. The maturity date of the Extendible Notes may be extended to September 1, 2003 (with an increase in the rate of interest to 13% per annum) if the Texas legislature passes significant gaming legislation (as defined) during the 2001 legislative session. Interest on the Extendible Notes will accrue in-kind and will not be payable in cash until a certain level of cash flow from operations has been achieved. Once cash interest payments commence, interest payments may not thereafter be paid in-kind. The indenture governing the Extendible Notes provides additional latitude for SHRP, Ltd. to incur indebtedness and make investments in gaming, entertainment and other ventures.

          A new investor group (the "New SHRP Investor Group") made a capital contribution of cash in the aggregate amount of $5.9 million (wholly owned subsidiaries of the Company contributed $5.8 million). Additionally, a wholly owned subsidiary of the Company contributed to SHRP, Ltd. an adjoining approximately 87 acre tract of land (having a fair market value of $2.3 million). A wholly owned subsidiary of the Company is the new managing general partner of SHRP, Ltd. Each member of the New SHRP Investor Group provided its pro rata share of a $1.7 million line of credit, should the initial cash contributed to SHRP, Ltd. prove insufficient to fund the future operating and working capital requirements of SHRP, Ltd. The Company has guaranteed its subsidiaries' share of the line of credit, which totaled $1.6 million. On October 20, 1995, a wholly owned subsidiary of the Company purchased, for $7.3 million, $14.6 million of the Extendible Notes and the corresponding shares of common stock of SHRP Equity, Inc. (a Delaware corporation and an additional general partner of the reorganized SHRP, Ltd.) to which one noteholder was entitled. Such shares of common stock represent approximately 39.0% of the shares of common stock of SHRP Equity, Inc. After giving effect to these transactions, wholly owned subsidiaries of the Company hold, directly or indirectly, approximately 78.8% of the equity in the reorganized SHRP, Ltd.

          The Race Park has sustained substantial operating losses since it began operations in April 1994. The cash contribution made by the New SHRP Investor Group was intended to provide sufficient capital to enable the Race Park to meet is obligations for a three-year period. During such period the Race Park must develop a market for horse racing and compete with other forms of entertainment in the greater Houston metropolitian area. The only continuing obligation the Company has with respect to the Race Park is limited to its $1.6 million commitment under the line of credit agreement, as previously described. Accordingly, the ability of the Race Park to continue in existence is largely dependent upon its ability to achieve a level of cash flow from operations sufficient to enable it to meet its operating and financing obligations as they become due. In this regard, management has undertaken a number of steps designed to improve the Race Park's operations. These steps include but are not limited to: (i) the reorganization of SHRP, Ltd. which provided new equity capital and a reduction and restructuring of its principal indebtedness, (ii) renegotiating contracts with vendors, (iii) reducing staffing and other administrative costs, and (iv) strengthening management with experienced race track personnel. However, there can be no assurance that the operating changes and the capital infusion (together with the $1.7 million line of credit) will be sufficient to enable the Race Park to achieve the level of cash flow from operations necessary to enable it to meet its long-term operating and financing obligations as they become due. Should the Race Park be unable to achieve sufficient levels of cash flows from its operations, it will be required to seek additional capital, which may or may not be available.

          Racing Operations and Race Park Facilities
          The Race Park offers pari-mutuel wagering on live thoroughbred or quarter horse racing or simulcast racing generally seven days a week throughout the year. Simulcasting is the process by which live races held at one facility are broadcast simultaneously to other locations at which additional wagers are placed on the race being broadcast. The Race Park's principal sources of revenue are its statutory and contractual share of total wagering on live and simulcast racing. The Race Park also derives revenues from admission fees, food services, club memberships, luxury suites, advertising sales and other sources. The Race Park is located on approximately 300 acres of land in northwest Harris County approximately 18 miles from the Houston central business district and approximately 15 miles from Houston Intercontinental Airport.

          Regulation of Racing Operations
          The ownership and operation of horse racetracks in Texas are subject to significant regulation by the Texas Racing Commission (the "Racing Commission") under the Texas Racing Act and related regulations (collectively, the "Racing Act"). The Racing Act provides, among other things, for how wagering proceeds are to be allocated among betting participants, horsemen's purses, racetracks, the State of Texas and for other purposes, and empowers the Racing Commission to license and regulate substantially all aspects of horse racing in the state. The Racing Commission must approve the number of live race days that may be offered at the Race Park each year, as well as all simulcast agreements. Class 1 racetracks in Texas are entitled to conduct at least seventeen weeks of live racing for each breed of horses (thoroughbreds and quarter horses).

          Marketing and Competition
          The Race Park believes that the majority of the patrons for the Race Park reside within a 50-mile radius of the Race Park, which includes the greater Houston metropolitan area, and that a secondary market of occasional patrons can be developed outside the 50-mile radius but within a 100-mile radius of the Race Park. The Race Park uses a number of marketing strategies in an attempt to reach these people and make them more frequent visitors to the Race Park. The Race Park competes with other forms of entertainment, including casinos located approximately 125 to 150 miles from Houston, a greyhound racetrack located 60 miles from the Race Park and a wide range of sporting events and other entertainment activities in the Houston area. The Race Park could in the future also compete with other forms of gambling in Texas, including casino gambling on Indian reservations or otherwise. While the Race Park believes that the location of the Race Park is a competitive advantage over the other more distant gaming ventures mentioned above, the most significant challenge for the Race Park is to develop and educate new racing fans in a market where pari-mutuel wagering has been absent since the 1930's. Other competitive factors faced by the Race Park include the allocation of sufficient live race days by the Racing Commission and attraction of sufficient race horses to run at the Race Park. The Race Park has been able to obtain sufficient number of live race days (102) for 1996. The Race Park believes that it will be able to attract sufficient horses to conduct its live racing during 1996.

EMPLOYEES

          At March 1, 1996, the Company and its subsidiaries employed approximately 2,500 persons, exclusive of those involved in Aluminum Operations.


ITEM 2.        PROPERTIES

          For information concerning the principal properties and operations of the Company, see Item 1. "Business."

ITEM 3.        LEGAL PROCEEDINGS

GENERAL

          The following describes certain legal proceedings in which the Company or its subsidiaries are involved. The Company and certain of its subsidiaries are also involved in various claims, lawsuits and other proceedings not discussed herein which relate to a wide variety of matters. Uncertainties are inherent in the final outcome of those and the below-described matters and it is presently impossible to determine the actual costs that ultimately may be incurred. Nevertheless, the Company believes (unless otherwise indicated below) that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's liquidity, consolidated financial position or results of operations.

          Certain present and former directors and officers of the Company are defendants in certain of the actions described below. The Company's bylaws provide for indemnification of its officers and directors to the fullest extent permitted by Delaware law. The Company is obligated to advance defense costs to its officers and directors, subject to the individual's obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification. In addition, the Company's indemnity obligation can under certain circumstances include amounts other than defense costs, including judgments and settlements.

USAT MATTERS

          In October 1994, the Company learned that the United States Department of Treasury's Office of Thrift Supervision ("OTS") had commenced an investigation into United Financial Group, Inc. ("UFG") and the insolvency of its wholly owned subsidiary, United Savings Association of Texas ("USAT"). In December 1988, the Federal Home Loan Bank Board ("FHLBB") placed USAT into receivership and appointed the Federal Savings & Loan Insurance Corp. ("FSLIC") as receiver. At the time of the receivership, the Company owned approximately 13% of the voting stock of UFG. The OTS, successor to the FHLBB for some purposes, subsequently requested certain documents from the Company which the Company has been working to provide. The OTS also has deposed certain current and former officers and/or directors of the Company.

          On December 26, 1995, the OTS initiated formal administrative proceedings (the "OTS action") against the Company and others by filing a Notice of Charges (the "Notice"). The Notice alleges misconduct by the Company, Federated Development Company ("Federated"), Mr. Charles Hurwitz and others (the "respondents") with respect to the failure of USAT. Mr. Hurwitz is the Chairman of the Board, Chief Executive Officer and President of the Company. Mr. Hurwitz is also the Chairman of the Board and Chief Executive Officer of Federated, a New York business trust wholly owned by Mr. Hurwitz, members of his immediate family and trusts for the benefit thereof. Mr. Hurwitz and a wholly owned subsidiary of Federated collectively own approximately 60.7% of the aggregate voting power of the Company. The Notice claims that the Company was a savings and loan holding company, that with others it controlled USAT, and that it was therefore obligated to maintain the net worth of USAT. The Notice makes numerous other allegations against the Company and the other respondents, including allegations that through USAT it was involved in prohibited transactions with Drexel, Burnham, Lambert Inc. ("Drexel"). The OTS, among other things, seeks unspecified damages in excess of $138.0 million from the Company and Federated, civil money penalties and a removal from, and prohibition against the Company and the other respondents engaging in, the banking industry. On February 20, 1996, the respondents filed their responses to the Notice. The administrative law judge has set this matter for hearing on January 21, 1997. It is impossible to predict the ultimate outcome of the foregoing matter or its potential impact on the Company's liquidity, consolidated financial position or results of operations.

          In a separate but related matter, on December 7, 1995, the Company filed a petition for review in the U.S. Fifth Circuit Court of Appeals alleging various statutory violations by certain predecessor agencies to the OTS and seeking to modify, terminate or set aside the December 30, 1988 order awarding the bid to acquire USAT to a bidder other than the Company, whose bid was lower than the Company's bid (i.e. more costly to the government and taxpayers). The action is entitled MAXXAM Inc. v. Office of Thrift Supervision, Department of the Treasury (No. 95-60753) (the "MAXXAM v. OTS action"). The bidder that was awarded USAT subsequently filed a motion to intervene in this action and on March 6, 1996, the Court granted the motion.

          In another separate but related matter, on February 21, 1996, the Company filed an action, pursuant to the Freedom of Information Act, entitled MAXXAM Inc. v. FDIC (No. H-96-6041) (the "MAXXAM v. FDIC action") in the U.S. District Court for the Southern District of Texas seeking to compel the Federal Deposit Insurance Corporation ("FDIC") to produce certain documents concerning the bidding process for and award of USAT.

          On August 2, 1995, the FDIC filed a civil action entitled Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (No. H-95-3936) (the "FDIC action") in the U.S. District Court for the Southern District of Texas. This action did not name the Company as a defendant. The suit against Mr. Hurwitz seeks damages in excess of $250.0 million based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. The FDIC further alleges, among other things, that Mr. Hurwitz was obligated to ensure that UFG, Federated and the Company maintained the net worth of USAT. On October 24, 1995, Mr. Hurwitz filed a motion to dismiss this action. On November 14, 1995, Mr. Hurwitz filed a motion to join the OTS to this action. The Company and certain other respondents in the OTS action subsequently filed motions to intervene in this action; the Company conditioned its motion on the Court joining the OTS to this action. The Company filed with its motion to intervene a proposed complaint which alleges that the OTS violated the Administrative Procedures Act by rejecting the Company's bid for USAT. The FDIC is opposing the motion to join the OTS and the intervention motions and is seeking to stay this action pending the outcome of the OTS action or proceed in this case only against Mr. Hurwitz. It is impossible to predict the ultimate outcome of the foregoing matter or its potential impact on the Company's liquidity, consolidated financial position or results of operations.

          In January 1995, an action entitled U.S., ex rel., Martel v. Hurwitz, et al. was filed in the U.S. District Court for the Northern District of California (No. C950322) and names as defendants the Company, Mr. Hurwitz, MGI, Federated, UFG and a former director of the Company.
This action is purportedly brought by plaintiff on behalf of the U.S. government; however, the U.S. government has declined to participate in the suit. The suit alleges that defendants made false statements and claims in violation of the Federal False Claims Act in connection with USAT. Plaintiff alleges, among other things, that defendants used the federally insured assets of USAT to acquire junk bonds from Michael Milken and Drexel and that, in exchange, Mr. Milken and Drexel arranged financing for defendants' various business ventures, including the acquisition of Pacific Lumber. Plaintiff alleges that USAT became insolvent in 1988 and that defendants should be required to pay $1.6 billion (subject to trebling) to cover USAT's losses. The Company's alleged portion of such damages has not been specified. Plaintiff seeks, among other things, that the Court impose a constructive trust upon the fruits of the alleged improper use of USAT funds. On March 22, 1996, the Court granted defendants' motion to have this case transferred to the U.S. District Court for the Southern District of Texas.

ZERO COUPON NOTE LITIGATION

          In April 1989, an action was filed against the Company, MGI, MAXXAM Properties Inc. ("MPI"), a wholly owned subsidiary of MGI, and certain of the Company's directors in the Court of Chancery of the State of Delaware, entitled Progressive United Corporation v. MAXXAM Inc., et al., Civil Action No. 10785. Plaintiff purports to bring this action as a stockholder of the Company derivatively on behalf of the Company and MPI. In May 1989, a second action containing substantially similar allegations was filed in the Court of Chancery of the State of Delaware, entitled Wolf
v. Hurwitz, et al. (No. 10846) and the two cases were consolidated (collectively, the "Zero Coupon Note actions"). The Zero Coupon Note actions relate to a Put and Call Agreement entered into between MPI and Mr. Hurwitz, as well as a predecessor agreement (the "Prior Agreement"). Among other things, the Put and Call Agreement provided that Mr. Hurwitz had the option (the "Call") to purchase from MPI certain notes (or the Company's common stock into which they were converted) for $10.3 million. In July 1989, Mr. Hurwitz exercised the Call and acquired 990,400 shares of the Company's common stock. The Zero Coupon Note actions generally allege that in entering into the Prior Agreement Mr. Hurwitz usurped a corporate opportunity belonging to the Company, that the Put and Call Agreement constituted a waste of corporate assets of the Company and MPI, and that the defendant directors breached their fiduciary duties in connection with these matters. Plaintiffs seek to have the Put and Call Agreement declared null and void, among other remedies.

RANCHO MIRAGE LITIGATION

          In May 1991, a derivative action entitled Progressive United Corporation v. MAXXAM Inc., et al. (No. 12111) (the "Progressive United action") was filed in the Court of Chancery, State of Delaware against the Company, Federated, MCO Properties Inc., a wholly owned subsidiary of the Company ("MCOP"), and the Company's Board of Directors. The action alleges abuse of control and breaches of fiduciary obligations based on, and unfair consideration for, the Company's Agreement in Principle with Federated to
(a) forgive payments of principal and interest of approximately $32.2 million due from Federated under two loan agreements entered into between MCOP and Federated in 1987 (and later assigned by MCOP to the Company), and
(b) grant an additional $11.0 million of consideration to Federated, in exchange for certain real estate assets valued at approximately $42.9 million in Rancho Mirage, California, held by Federated (the "Mirada transactions"). Plaintiff seeks, among other things, an accounting under the loan agreements, repayment of any losses or damages suffered by the Company or MCOP, costs and attorneys fees.

          The following six additional lawsuits, similar to the Progressive United action, were filed in 1991 and 1992 in Delaware Chancery Court challenging the Mirada transactions: NL Industries, et al. v. MAXXAM Inc., et al. (No. 12353); Kahn, et al. v. Federated Development Company, et al. (No. 12373); Thistlethwaite, et al. v. MAXXAM Inc., et al. (No. 12377); Glinert, et al. v. Hurwitz, et al. (No. 12383); Friscia, et al. v. MAXXAM Inc., et al. (No. 12390); and Kassoway, et al. v. MAXXAM Inc., et al. (No. 12404). The Kahn, Glinert, Friscia and Kassoway actions have been consolidated with the Progressive United action into In re MAXXAM Inc./Federated Development Shareholders Litigation (No. 12111); the NL Industries action has been "coordinated" with the consolidated actions; and the Thistlethwaite action has been stayed pending the outcome of the consolidated actions. In January 1994, a derivative action entitled NL Industries, Inc., et al. v. Federated Development Company, et al. (No. 94-00630) was filed in the District Court of Dallas County, Texas, against the Company (as nominal defendant) and Federated. This action contains allegations and seeks relief similar to that contained in the In re MAXXAM Inc./Federated Development Shareholders Litigation. The parties have agreed to stay this action in light of the In re MAXXAM Inc./Federated Development Shareholders Litigation. With respect to the In re MAXXAM Inc./Federated Development Shareholders Litigation, on February 10, 1995, the Court issued its decision disapproving a previously announced proposed settlement and on June 23, 1995, the Court denied defendants' motion to dismiss certain of plaintiffs' claims. This matter was tried before the Court commencing January 29, 1996. The Court has scheduled a hearing for April 2, 1996 on various trial-related matters, including defendants' motion to dismiss the claims relating to the 1987 loan transactions.

KAISER LITIGATION

     ENVIRONMENTAL LITIGATION

          Aberdeen Pesticide Dumps Site Matter
          The Aberdeen Pesticide Dumps Site, listed on the Superfund National Priorities List, is composed of five separate sites around the town of Aberdeen, North Carolina (collectively, the"Sites"). The Sites are of concern to the United States Environmental Protection Agency (the"EPA") because of their past use as either pesticide formulation facilities or pesticide disposal areas from approximately the mid-1930's through the late-1980's. The United States filed a cost recovery complaint (the "Complaint") in the United States District Court for the Middle District of North Carolina, Rockingham Division, No. C-89-231-R, which, as amended, includes KACC and a number of other defendants. The Complaint, as amended, seeks reimbursement for past and future response costs and a determination of liability of the defendants under Section 107 of CERCLA. The EPA has performed a Remedial Investigation/Feasibility Study and issued a Record of Decision ("ROD") for the Sites in September 1991. The estimated cost of the major soil remediation remedy selected for the Sites is approximately $32 million. Other possible remedies described in the ROD would have estimated costs of approximately $53 million and $222 million, respectively. The EPA has stated that it has incurred past costs at the Sites in the range of $7.5 - $8.0 million as of February 9, 1993, and alleges that response costs will continue to be incurred in the future.

          On May 20, 1993, the EPA issued three unilateral Administrative Orders under Section 106(a) of CERCLA ordering the respondents, including KACC, to perform the soil remedial design and remedial action described in the ROD for three of the Sites. The estimated cost as set forth in the ROD for the remedial action at the three Sites is approximately $27 million. A number of other companies are also named as respondents. KACC has entered into a PRP Participation Agreement with certain of the respondents (the "Aberdeen Site PRP Group" or the "Group") to participate jointly in responding to the Administrative Orders dated May 20, 1993, regarding soil remediation, to share costs incurred on an interim basis, and to seek to reach a final allocation of costs through agreement or to allow such final allocation and determination of liability to be made by the United States District Court. By letter dated July 6, 1993, KACC has notified the EPA of its ongoing participation with such group of respondents which, as a group, are intending to comply with the Administrative Orders to the extent consistent with applicable law. By letters dated December 30, 1993, the EPA notified KACC of its potential liability for, and requested that KACC, along with a number of other companies, undertake or agree to finance groundwater remediation at certain of the Sites. The ROD-selected remedy for the groundwater remediation selected by EPA includes a variety of techniques. The EPA has estimated the total present worth cost, including thirty years of operation and maintenance, at approximately $11.8 million. On June 22, 1994, the EPA issued two unilateral Administrative Orders under
Section 106(a) of CERCLA ordering the respondents, including KACC, to undertake the groundwater remediation at three of the Sites. A PRP Participation Agreement with respect to groundwater remediation has been entered into by certain of the respondents, including KACC.

          By letter dated March 6, 1996, KACC gave notice of withdrawal from the Aberdeen Site PRP Group pursuant to the provisions of the PRP Participation Agreement. KACC advised the Group and the EPA that even if it were liable for cleanup at the Sites, which is expressly denies, it had already contributed far more than its allocable potential share of response costs. KACC has advised the Group and the EPA that it has fully complied with the Unilateral Orders and that should additional evidence be presented which demonstrates KACC's liability in excess of the amount contributed to date, KACC would be willing to discuss the matter further at that time.

          United States of America v. Kaiser Aluminum & Chemical
Corporation
          In February 1989, a civil action was filed by the United States Department of Justice (the "DOJ") at the request of the EPA against KACC in the United States District Court for the Eastern District of Washington, Case No. C-89-106-CLQ. The complaint alleged that emissions from certain stacks at KACC's Trentwood facility in Spokane, Washington intermittently violated the opacity standard contained in the Washington State Implementation Plan ("SIP"), approved by the EPA under the federal Clean Air Act. The complaint sought injunctive relief, including an order that KACC take all necessary action to achieve compliance with the SIP opacity limit and the assessment of civil penalties of not more than $25,000 per day.

          KACC and the EPA, without adjudication of any issue of fact or law, and without any admission of the violations alleged in the underlying complaint, have entered into a Consent Decree, which was approved by a Consent Order entered by United States District Court for the Eastern District of Washington in January 1996. As approved, the Consent Decree settles the underlying disputes and requires KACC to (i) pay a $.5 million civil penalty (which penalty has been paid), (ii) complete a program of plant improvements and operational changes that began in 1990 at its Trentwood facility, including the installation of an emission control system to capture particulate emissions from certain furnaces, and (iii) achieve and maintain furnace compliance with the opacity standard in the SIP by no later than February 28, 1997. Kaiser anticipates that capital expenditures for the environmental upgrade of the furnace operation at its Trentwood facility, including the improvements and changes required by the Consent Decree, will be approximately $20.0 million.

          Catellus Development Corporation v. Kaiser Aluminum & Chemical
               Corporation and James L. Ferry & Son Inc.
          In January 1991, the City of Richmond, et al. (the "Plaintiffs") filed a Second Amended Complaint for Damages and Declaratory Relief against the United States, Catellus Development Corporation ("Catellus") and other defendants (collectively, the "Defendants") alleging, among other things, that the Defendants caused or allowed hazardous substances, pollutants, contaminants, debris and other solid wastes to be discharged, deposited, disposed of or released on certain property located in Richmond, California (the "Property") formerly owned by Catellus and leased to KACC for the purpose of shipbuilding activities conducted by KACC on behalf of the United States during World War II. The Plaintiffs sought recovery of response costs and natural resource damages under CERCLA. Certain of the Plaintiffs alleged they had incurred or expected to incur costs and damages of approximately $49 million. Catellus subsequently filed a third party complaint (the "Third Party Complaint") against KACC in the United States District Court for the Northern District of California, Case No. C-89-2935 DLJ. Thereafter, the Plaintiffs filed a separate complaint against KACC, Case No C-92-4176. The Plaintiffs settled their CERCLA and tort claims against the United States for $3.5 million plus thirty-five percent (35%) of future response costs.

          The trial involving this case commenced in March 1995. During the trial, the Plaintiffs settled their claims against Catellus in exchange for payment of approximately $3.25 million. Subsequently, on June 2, 1995, the United States District Court for the Northern District of California issued an order on the remaining claims in that action. On December 7, 1995, the District Court issued the Final Judgment on those claims concluding that KACC is liable for various costs and interest, aggregating approximately $2.2 million, fifty percent (50%) of the future costs of cleaning up certain parts of the Property and certain fees and costs associated specifically with the claim by Catellus against KACC. In January 1996, Catellus filed a notice of appeal with respect to its indemnity judgment against KACC. KACC has since filed a notice of cross appeal as to the Court's decision adjudicating that KACC is obligated to indemnify Catellus. In February 1996, the Plaintiffs filed motions, which KACC intends to contest, seeking reimbursement of fees and costs from KACC in the aggregate amount of $2.76 million.

          Waste Inc. Superfund Site
          On December 8, 1995, the EPA issued a unilateral Administrative Order for Remedial Design and Remedial Action under CERCLA to KACC and thirty-one other respondents for remedial design and action at the Waste Inc. Superfund Site at Michigan City, Indiana. This site was operated as a landfill from 1965 to 1982. KACC is alleged to have arranged for the disposal of waste from its formerly-owned plant at Wanatah, Indiana, during the period from 1964 to 1972. In its Record of Decision, the EPA estimated the cost of the work to be performed to have a present value of $15.7 million. KACC's share of the total waste sent to the site is unknown. A consultant retained by a group of PRPs estimated that KACC contributed 2.0% of the waste sent to the site by the forty-one largest contributors.
KACC's ultimate exposure will depend on the number of PRPs that participate and the volume of waste properly allocable to KACC. Based on the EPA's cost estimate, KACC believes that its financial exposure for remedial design and remedial action at this site is less than $.5 million. A PRP participation agreement is under negotiation.

          Asbestos-Related Litigation
          KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least fifteen years. At December 31, 1995, the number of such claims pending was approximately 59,700, as compared with 25,200 at December 31, 1994. In 1995, approximately 41,700 of such claims were received and 7,200 settled or dismissed. KACC has been advised by its regional counsel that, although there can be no assurance, the recent increase in pending claims may be attributable in part to tort reform legislation in Texas which was passed by the legislature in March 1995 and which became effective on September 1, 1995. The legislation, among other things, is designed to restrict, beginning September 1, 1995, the filing of cases in Texas that do not have a sufficient nexus to that jurisdiction, and to impose, generally as of September 1, 1996, limitations relating to joint and several liability in tort cases. A substantial portion of the asbestos-related claims that were filed and served on KACC between June 30, 1995 and November 30, 1995 were filed in Texas prior to September 1, 1995. For additional information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities--Aluminum Operations" for additional information. See also Note 9 to the Company's Consolidated Financial Statements under the heading "Asbestos Contingencies."

     OTHER KAISER PROCEEDINGS

          Recapitalization Litigation
          On September 11, 1995, Kaiser announced that it had appointed an independent committee of its Board of Directors to consider a possible recapitalization transaction. On February 5, 1996, Kaiser publicly announced that it had filed a preliminary proxy statement with the Securities and Exchange Commission relating to a proposed recapitalization. A special shareholders' meeting to consider the recapitalization was subsequently scheduled for April 10, 1996 and the definitive proxy statement was mailed to shareholders commencing on March 20, 1996. See
Note 7 to the Consolidated Financial Statements of the Company under Item 8 for a description of the proposed recapitalization. On March 19, 1996, a lawsuit was filed against the Company, Kaiser and Kaiser's directors challenging and seeking to enjoin the recapitalization and the April 10, 1996 special shareholders' meeting. The suit, which is entitled Matheson et. al. v. Kaiser Aluminum Corporation et. al. (No. 14900) and was filed in the Delaware Court of Chancery, purports to be a class action by persons who as of March 18, 1996 (the record date for the April 10, 1996 meeting) owned Kaiser's outstanding common stock and 8.255% PRIDES, Convertible Preferred Stock ("PRIDES"). Plaintiffs allege, among other things, breaches of fiduciary duties by certain defendants and that the proposed recapitalization violates Delaware law and the certificate of designation for the PRIDES. Plaintiffs seek injunctive relief, rescission, rescissory damages and other relief. A hearing on the motion for injunctive relief is presently scheduled for April 8, 1996.

          Hammons Action
          On March 5, 1996, a class action complaint was filed in California against the Company, Alcan Aluminum Corp., Aluminum Company of America, Alumax, Inc. Reynolds Metal Company, the Aluminum Association and others in the Superior Court of California for the County of Los Angeles, Case No. BC145612. The complaint claims that the defendants conspired, in violation of state antitrust laws, to raise, stabilize and maintain the price of primary aluminum and aluminum products through cuts in production allegedly in connection with the ratification of a Memorandum of Understanding in 1994 by representatives of the authorities of Australia, Canada, the European Union, Norway, the Russian Federation and the United States. The complaint seeks certification of a class consisting of persons who at any time between January 1, 1994, and the date of the complaint purchased aluminum or aluminum products manufactured by one or more of the defendants and estimates damages sustained by the class to be $4.4 billion, before trebling.

          DOJ Investigation
          On August 24, 1994, the DOJ issued Civil Investigative Demand No. 11356 ("CID No. 11356") requesting information from Kaiser regarding (i) its production, capacity to produce, and sales of primary aluminum from January 1, 1991, to the date of the response; (ii) any actual or contemplated reduction in its production of primary aluminum during that period; and (iii) any communications with others regarding any actual, contemplated, possible or desired reductions in primary aluminum production by Kaiser or any of its competitors during that period. Management believes that Kaiser's actions have at all times been appropriate, and Kaiser has submitted documents and interrogatory answers to the DOJ responding to CID No. 11356.

          On March 27, 1995, the DOJ issued Civil Investigative Demand No. 12503 ("CID No. 12503"), as part of an industry-wide investigation, requesting information from KACC regarding (i) any actual or contemplated changes in its method of pricing can stock from January 1, 1994, through March 31, 1995; (ii) the percentage of aluminum scrap and primary aluminum ingot used by KACC to produce can stock and the manner in which KACC's cost of acquiring aluminum scrap is factored into its can stock prices; and
(iii) any communications with others regarding any actual or contemplated changes in its method of pricing can stock from January 1, 1994, through March 31, 1995. Kaiser believes that KACC's actions have at all times been appropriate, and KACC has submitted documents and interrogatory answers to the DOJ responding to CID No. 12503.

PACIFIC LUMBER LITIGATION

          In September 1989, seven past and present employees of Pacific Lumber brought an action against Pacific Lumber, the Company, MGI, and certain current and former directors and officers of the Company, Pacific Lumber and MGI, in the United States District Court, Northern District of California, entitled Kayes, et al. v. Pacific Lumber Company, et al. (No. C89-3500) (the "Kayes action"). Plaintiffs purport to be participants in or beneficiaries of Pacific Lumber's former Retirement Plan (the "Retirement Plan") for whom a group annuity contract was purchased from Executive Life Insurance Company ("Executive Life") in 1986 after termination of the Retirement Plan. The Kayes action alleges that the Company, Pacific Lumber and MGI defendants breached their ERISA fiduciary duties to participants and beneficiaries of the Retirement Plan by purchasing the group annuity contract from Executive Life and selecting Executive Life to administer the annuity payments. Plaintiffs seek, among other things, a new group annuity contract on behalf of the Retirement Plan participants and beneficiaries. This case was dismissed on April 14, 1993 and was refiled as Jack Miller, et al. v. Pacific Lumber Company, et al. (No. C-89-3500-SBA) (the "Miller action") on April 26, 1993. The Miller action was dismissed on May 14, 1993. On October 22, 1994, the President signed the Pension Annuitants' Protection Act of 1994, which is intended, in part, to overturn the District Court's dismissal of the Miller action and to make available certain remedies not previously provided under ERISA. On April 10, 1995, the U.S. Ninth Circuit Court of Appeals reversed the dismissal of the Miller action. On August 7, 1995, the defendants requested the U.S. Supreme Court to review the case by filing a petition for writ of certiorari. The U.S. Supreme Court denied defendants' petition for writ of certiorari.

          In June 1991, the U.S. Department of Labor filed a civil action entitled Lynn Martin, Secretary of the U.S. Department of Labor v. The Pacific Lumber Company, et al. (No. 91-1812-RHS) (the "DOL civil action") in the United States District Court, Northern District of California, against the Company, Pacific Lumber, MGI and certain of their current and former officers and directors. The allegations in the DOL civil action are substantially similar to that in the Kayes action.

          On December 8, 1995, the parties in the Kayes/Miller actions and DOL civil action reached an agreement in principle to settle these matters (for an amount which would not result in any additional charge to the Company's results of operations). The proposed settlement is subject to execution of a definitive agreement and other contingencies. A status conference is scheduled for April 12, 1996 in the Kayes/Miller action and the DOL civil action. A special committee of the Board of Directors of the Company has been appointed to review the proposed settlement and a related derivative action. The Company believes the settlement of this litigation will not have a material adverse effect on the Company's liquidity, consolidated financial position or results of operations.

          On September 15, 1995, an action entitled Marbled Murrelet, et al. v. Bruce Babbitt, et al. (No. C-95-3261) (the "Marbled Murrelet action") was filed in the U.S. District Court for the Northern District of California. This action relates to exemptions for forest health which Pacific Lumber and its subsidiaries had previously filed covering their entire timberlands. As amended, the complaint alleges, among other things, violations of the ESA, the National Environmental Protection Act ("NEPA") and the Administrative Procedures Act ("APA"). Plaintiffs claim, among other things, that the timber harvesting operations pursuant to the forest health exemptions will contribute to the destruction of habitat for the marbled murrelet and the northern spotted owl. Following a hearing on September 28, 1995, the Court dissolved a temporary restraining order ("TRO") and issued a preliminary injunction enjoining Pacific Lumber and its subsidiaries from conducting timber harvesting operations under portions of the forest health exemptions until a trial on the merits of the case. The majority of the timberlands which are subject to the injunction are timberlands which have been proposed as critical habitat for the marbled murrelet. In October 1995, Pacific Lumber appealed the issuance of the preliminary injunction to the U.S. Ninth Circuit Court of Appeals; oral argument in the appeal was held March 14, 1996. On March 6, 1996, the plaintiffs asked for leave to amend their pleadings to add additional claims and seek additional injunctive relief concerning, among other things, Pacific Lumber's Owl Plan and up to eight other THPs (only two of which are presently approved). The eight THPs cover approximately 1,360 acres of the Company's timberlands and represent a substantial portion of the volume Pacific Lumber and its subsidiaries are planning to utilize in their operations for 1996. On March 15, 1996, the Court granted plaintiffs' motion to file an amended complaint and issued a TRO enjoining Pacific Lumber and its subsidiaries from harvesting pursuant to the eight THPs. On March 20, 1996, the Court held a hearing on plaintiffs' motion for preliminary injunction and extended the TRO for ten additional days while it considers the motion. In view of the recent developments in the Marbled Murrelet action, the Company is uncertain as to whether or not this matter will have a material adverse effect on the liquidity, results of operations, or financial position of Pacific Lumber.

          Judicial or regulatory actions adverse to Pacific Lumber, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair Pacific Lumber's ability to maintain adequate log inventories and force Pacific Lumber to temporarily idle or curtail operations at certain of its lumber mills from time to time.

OTHER LITIGATION MATTERS

          The Company is involved in various other claims, lawsuits and other proceedings relating to a wide variety of matters. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's liquidity, consolidated financial position or results of operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                  PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

          Reference is made to this section in the portions of the Company's 1995 Annual Report to Stockholders (the "Annual Report") which are included as part of Exhibit 13.1 hereto and incorporated herein by reference.

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

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  INDEX TO FINANCIAL STATEMENTS

          1.        FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

                    The Consolidated Financial Statements and the Report of Independent Public Accountants are included on pages 39 to 72 of the Annual Report which are included as part of Exhibit 13.1 hereto and incorporated herein by reference.

          2.        FINANCIAL STATEMENT SCHEDULES:                     PAGE



                    Report of Independent Public Accountants on Financial Statement Schedule                                    40
                    Schedule I - Condensed Financial Information of Registrant at December 31, 1995
                       and 1994 and for the years ended December 31, 1995, 1994 and 1993                                     41-44



                    All other schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

(B)  REPORTS ON FORM 8-K

          None.

(C)  EXHIBITS

          Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 46), which index is incorporated herein by reference.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders and Board of Directors of MAXXAM Inc.:

          We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in MAXXAM Inc.'s 1995 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 39 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP


Houston, Texas
February 16, 1996

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       BALANCE SHEET (UNCONSOLIDATED)




                                                                                   December 31,
                                                                             -----------------------
                                                                                1995         1994
                                                                             ----------   ----------
                                                                                 (In millions of
                                                                                      dollars)
                                  ASSETS

Current assets:
     Cash and cash equivalents                                               $    20.4    $    15.5
     Marketable securities                                                         9.3         20.8
     Other current assets                                                          1.8          4.4
                                                                             ----------   ----------
          Total current assets                                                    31.5         40.7
Deferred income taxes                                                             64.2         68.4
Other assets                                                                       3.7          4.6
                                                                             ----------   ----------
                                                                             $    99.4    $   113.7
                                                                             ==========   ==========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities                                $     7.4    $    10.5
     Long-term debt, current maturities                                             .2          2.4
                                                                             ----------   ----------
          Total current liabilities                                                7.6         12.9
Long-term debt, less current maturities                                           41.6         44.6
Losses recognized in excess of investment in subsidiaries                         12.4        198.9
Notes payable to subsidiaries, net of notes receivable and advances               18.8         12.2
Other noncurrent liabilities                                                     102.8        120.4
                                                                             ----------   ----------
          Total liabilities                                                      183.2        389.0
                                                                             ----------   ----------

Stockholders' deficit:
     Preferred stock, $.50 par value; 12,500,000 shares authorized; Class
          A $.05 Non-Cumulative Participating Convertible Preferred
          Stock; shares issued: 1995 - 669,701 and 1994 - 669,957                   .3           .3
     Common stock, $.50 par value; 28,000,000 shares authorized; shares
          issued: 10,063,359                                                       5.0          5.0
     Additional capital                                                          155.0         53.2
     Accumulated deficit                                                        (208.5)      (302.9)
     Pension liability adjustment                                                (16.1)       (11.4)
     Treasury stock, at cost (shares held: preferred - 845; common: 1995
          - 1,355,512 and 1994 - 1,355,768)                                      (19.5)       (19.5)
                                                                             ----------   ----------
          Total stockholders' deficit                                            (83.8)      (275.3)
                                                                             ----------   ----------
                                                                             $    99.4    $   113.7
                                                                             ==========   ==========


                    STATEMENT OF OPERATIONS (UNCONSOLIDATED)


                                                                                Years Ended December 31,
                                                                          ------------------------------------
                                                                             1995         1994         1993
                                                                          ----------   ----------   ----------
                                                                                (In millions of dollars)
Investment, interest and other income                                     $     5.6    $    12.6    $     3.0
Interest expense                                                               (6.2)       (11.7)       (13.7)
General and administrative expenses                                           (18.9)       (11.0)       (15.4)
Equity in earnings (losses) of subsidiaries                                    43.6       (132.0)      (615.5)
                                                                          ----------   ----------   ----------
Income (loss) before income taxes and cumulative effect of changes in
     accounting principles                                                     24.1       (142.1)      (641.6)
Credit (provision) for income taxes                                            33.4         20.0         (3.1)
                                                                          ----------   ----------   ----------
Income (loss) before cumulative effect of changes in accounting
     principles                                                                57.5       (122.1)      (644.7)
Cumulative effect of changes in accounting principles:
     Postretirement benefits other than pensions, net of related
          credit for income taxes of $.2                                          -            -          (.4)
     Accounting for income taxes                                                  -            -         44.9
                                                                          ----------   ----------   ----------
Net income (loss)                                                         $    57.5    $  (122.1)   $  (600.2)
                                                                          ==========   ==========   ==========


                         STATEMENT OF CASH FLOWS (UNCONSOLIDATED)



                                                                                Years Ended December 31,
                                                                          ------------------------------------
                                                                             1995         1994         1993
                                                                          ----------   ----------   ----------
                                                                                (In millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                    $    57.5    $  (122.1)   $  (600.2)
     Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
          Equity in losses (earnings) of subsidiaries                         (43.6)       132.0        615.5
          Net sales of marketable securities                                   14.5          6.8         18.3
          Amortization of deferred financing costs and discounts on
               long-term debt                                                    .3           .3           .5
          Cumulative effect of changes in accounting principles, net              -            -        (44.5)
          Decrease in receivables                                                .6          1.1           .8
          Increase in accrued and deferred income taxes                       (18.9)        (7.9)       (13.1)
          Increase (decrease) in accounts payable and other
               liabilities                                                    (14.5)        (5.3)        24.3
          Other                                                                 2.3          (.2)         2.6
                                                                          ----------   ----------   ----------
               Net cash provided by (used for) operating activities            (1.8)         4.7          4.2
                                                                          ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of Kaiser Depositary Shares                             7.6         10.3            -
     Dividends received from subsidiaries                                       4.8          7.5         66.1
     Investments in and net advances from (to) subsidiaries                      .4        (27.5)       (22.2)
     Capital expenditures                                                       (.2)         (.4)         (.3)
                                                                          ----------   ----------   ----------
               Net cash provided by (used for) investing activities            12.6        (10.1)        43.6
                                                                          ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Redemption, repurchase of and principal payments on long-term
          debt                                                                 (5.9)        (5.8)       (24.3)
                                                                          ----------   ----------   ----------
               Net cash used for financing activities                          (5.9)        (5.8)       (24.3)
                                                                          ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            4.9        (11.2)        23.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 15.5         26.7          3.2
                                                                          ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $    20.4    $    15.5    $    26.7
                                                                          ==========   ==========   ==========

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Reduction of stockholders' deficit due to redemption of Kaiser
          preferred stock                                                 $   136.2    $       -    $       -
     Distribution received from subsidiary of the Company's payable             8.0        132.0            -
     Assumption by the Company of subsidiary's payables to the Company
          and affiliates                                                          -        (63.1)           -
     Net assets transferred (to) from subsidiary                              (14.5)           -         30.5

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                        $     6.0    $     7.0    $     6.8
     Income taxes paid (refunded)                                               (.3)         1.1          (.5)



                       NOTES TO FINANCIAL STATEMENTS
                          (IN MILLIONS OF DOLLARS)


A.   DEFERRED INCOME TAXES

          The deferred income tax assets and liabilities reported in the accompanying unconsolidated balance sheet are determined by computing such amounts on a consolidated basis, for the Company and members of its consolidated federal income tax return group, and then reducing such consolidated amounts by the amounts recorded by the Company's subsidiaries pursuant to their respective tax allocation agreements with the Company. The Company's net deferred income tax assets relate primarily to the excess of the tax basis over financial statement basis with respect to timber and timberlands and real estate held for sale by various subsidiaries. The Company has concluded that it is more likely than not that these net deferred income tax assets will be realized based in part upon the estimated values of the underlying assets which are in excess of their tax basis.

B.   LONG-TERM DEBT

Long-term debt consists of the following:



                                                                                   December 31,
                                                                             -----------------------
                                                                                1995         1994
                                                                             ----------   ----------
14% Senior Subordinated Reset Notes due May 20, 2000                         $    25.0    $    25.0
12-1/2% Subordinated Debentures due December 15, 1999, net of discount of
     $1.1 and $1.7 at December 31, 1995 and 1994, respectively                    16.5         20.9
Other                                                                               .3          1.1
                                                                             ----------   ----------
                                                                                  41.8         47.0
Less: current maturities                                                           (.2)        (2.4)
                                                                             ----------   ----------
                                                                             $    41.6    $    44.6
                                                                             ==========   ==========



          Scheduled maturities of long-term debt outstanding at December 31, 1995 are as follows: years ending December 31, 1996 - $.2; 1997 - $3.3; 1998 - $3.3; 1999 - $11.1; 2000 - $25.0.

C.   NOTES PAYABLE TO SUBSIDIARIES, NET OF NOTES RECEIVABLE AND ADVANCES

          At December 31, 1995, the Company's indebtedness to its subsidiaries, which includes accrued interest, consists of the following:



                                                                                   December 31,
                                                                             -----------------------
                                                                                1995         1994
                                                                             ----------   ----------
Unsecured note payable, interest at 6%                                       $    18.3    $    60.9
Unsecured notes payable, interest at 7%                                           13.7         12.9
Secured notes receivable, interest at 12% on first $15.0, at prime plus
     1% to 2% on remainder                                                           -        (43.6)
Net advances                                                                     (13.2)       (18.0)
                                                                             ----------   ----------
                                                                             $    18.8    $    12.2
                                                                             ==========   ==========



          In August 1995, the notes receivable reflected above were canceled to reduce the 6% unsecured note payable by $45.5 ($43.6 plus accrued interest).

                                 SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who has signed this report on behalf of the Registrant and as the chief financial officer of the Registrant.

                                          MAXXAM INC.


Date: March 28, 1996          By:      PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                              Executive Vice President and Chief
                                       Financial Officer
                                 (Principal Financial Officer)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 28, 1996          By:     CHARLES E. HURWITZ
                                      Charles E. Hurwitz
                               Chairman of the Board, President
                                              and
                                    Chief Executive Officer


Date: March 28, 1996          By:    ROBERT J. CRUIKSHANK
                                     Robert J. Cruikshank
                                           Director


Date: March 28, 1996          By:        EZRA G. LEVIN
                                         Ezra G. Levin
                                           Director


Date: March 28, 1996          By:    STANLEY D. ROSENBERG
                                     Stanley D. Rosenberg
                                           Director


Date: March 28, 1996          By:      TERRY L. FREEMAN
                                       Terry L. Freeman
                                     Assistant Controller
                                (Principal Accounting Officer)

                                MAXXAM INC.

                             INDEX OF EXHIBITS


 Exhibit
 Number                          Description

     3.1 Restated Certificate of Incorporation of MAXXAM Inc. (the "Company" or "MAXXAM") dated April 10, 1989 (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989)

     3.2 Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Rights of the Company's Class B Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989)

    3.3 Certificate of Designations of Class A $.05 Non-Cumulative Participating Convertible Preferred Stock of the Company, dated July 6, 1994 (incorporated herein by reference to Exhibit 4(c) to the Registration Statement of the Company on Form S-8, Registration No. 33-54479)

     3.4   By-laws of the Company, as amended on October 6, 1988
           (incorporated herein by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988)

     4.1 Indenture between the Company and The Bank of New York, Trustee, regarding the Company's 14% Senior Subordinated Reset Notes due May 20, 2000 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 33-20096)

     4.2 Indenture dated as of November 15, 1979 between the Company and Chemical Bank, Trustee, regarding the Company's 12-1/2% Subordinated Debentures due December 15, 1999 (incorporated herein by reference to Exhibit
           4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1980)

    4.3 Loan and Pledge Agreement, dated as of October 10, 1994, between Custodial Trust Company and the Company (incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

     4.4 Indenture, dated as of August 4, 1993, between Shawmut Bank, N.A. and MAXXAM Group Inc. ("MGI") regarding MGI's 11-1/4% Senior Secured Notes due 2003 and 12-1/4% Senior Secured Discount Notes due 2003 (incorporated herein by reference to Exhibit 4.1 to MGI's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8857; the "MGI 1993 Form 10-K")

     4.5 Indenture, dated as of February 1, 1993, among Kaiser Aluminum & Chemical Corporation ("KACC"), certain related corporations and State Street Bank and Trust Company (as successor trustee to The First National Bank of Boston; "State Street"), regarding KACC's 12-3/4% Senior Subordinated Notes due 2003 (the "KACC Senior Subordinated Note Indenture") (incorporated herein by reference to Exhibit 4.1 to KACC's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-3605)

     4.6 First Supplemental Indenture, dated as of May 1, 1993, to the KACC Senior Subordinated Note Indenture
           (incorporated herein by reference to Exhibit 4.2 to KACC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, File No. 1-3605)

    4.7 Second Supplemental Indenture, dated as of February 1, 1996, among KACC, certain related corporations and State Street, Trustee, regarding KACC's 12-3/4% Senior Subordinated Notes due 2003 (incorporated here in by reference to Exhibit 4.3 to Kaiser's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9447)

     4.8 Indenture, dated as of February 17, 1994, among KACC, certain related corporations and First Trust National Association, Trustee, regarding KACC's 9-7/8% Senior Notes due 2002 (incorporated herein by reference to Exhibit 4.3 to KACC's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-3605; the "KACC 1993 Form 10-K")

    4.9 First Supplemental Indenture, dated as of February 1, 1996, among KACC, certain related corporations and First Trust National Association, Trustee, regarding KACC's 9-7/8% Senior Notes due 2002 (incorporated hereby by reference to Exhibit 4.5 to Kaiser's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9447)

    4.10 Credit Agreement, dated as of February 17, 1994 (the "Kaiser Credit Agreement"), among Kaiser Aluminum Corporation ("Kaiser"), KACC, certain financial institutions and BankAmerica Business Credit, Inc., as Agent (incorporated herein by reference to Exhibit 4.4 to the KACC 1993 Form 10-K)

    4.11 First Amendment, dated July 21, 1994, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Kaiser for the quarter ended June 30, 1994, File No. 1-9447)

    4.12 Second Amendment, dated March 10, 1995, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Kaiser for the year ended December 31, 1994, File No. 1-9447)

    4.13   Third Amendment, dated as of July 20, 1995, to the
           Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File
           No. 1-9447)

    4.14   Fourth Amendment, dated as of October 17, 1995, to the
           Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-9447)

    4.15   Fifth Amendment, dated December 11, 1995, to the
           Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.11 to Kaiser's Annual Report on
           Form 10-K for the year ended December 31, 1995, File
           No. 1-9447)

    4.16 Certificate of Designation of Series A Mandatory Conversion Premium Dividend Preferred Stock of Kaiser, dated June 28, 1993 (incorporated herein by reference to Exhibit 4.3 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, File No. 1-9447; the "Kaiser 1993 Third Quarter Form 10-Q")

    4.17 Certificate of Retirement of Kaiser, dated October 24, 1995, and filed in the state of Delaware Office of the Secretary of State on October 25, 1995 (incorporated herein by reference to Exhibit 3.2 to Kaiser's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9447)

     4.18  Deposit Agreement between Kaiser and The First
           National Bank of Boston, dated as of June 30, 1993
           (incorporated herein by reference to Exhibit 4.4 to the Kaiser 1993 Third Quarter Form 10-Q)

     4.19 Certificate of Designation of 8.255% Preferred Redeemable Increased Dividend Equity Securities of Kaiser, dated February 17, 1994 (incorporated herein by reference to Exhibit 4.21 to Kaiser's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-9447; the "Kaiser 1993 Form 10-K")

     4.20 Indenture, dated as of March 23, 1993, between The Pacific Lumber Company ("Pacific Lumber") and State Street (as successor trustee to The First National Bank of Boston) regarding Pacific Lumber's 10-1/2% Senior Notes due 2003 (incorporated herein by reference to Exhibit 4.1 to Pacific Lumber's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-9204)

     4.21 Indenture, dated as of March 23, 1993, between Scotia Pacific Holding Company ("Scotia Pacific") and State Street, as Trustee, regarding Scotia Pacific's 7.95% Timber Collateralized Notes due 2015 (incorporated herein by reference to Exhibit 4.1 to Scotia Pacific's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 33-55538; the "Scotia Pacific 1993
           Form 10-K")

     4.22 Form of Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment, dated as of March 23, 1993, among Scotia Pacific, State Street, as Trustee, and State Street, as the Collateral Agent (incorporated herein by reference to Exhibit 4.2 to the Scotia Pacific 1993 Form 10-K)

    4.23 Amended and Restated Credit Agreement of Pacific Lumber, dated November 10, 1995 (the "Pacific Lumber Credit Agreement") (incorporated herein by reference to Exhibit 4.1 to Pacific Lumber's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-9204)

    4.24 Form of Deed of Trust, Assignment of Rents, Grant of Easement and Fixture Filing with respect to the Pacific Lumber Credit Agreement (incorporated herein by reference to Exhibit 4.2 to Pacific Lumber's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-9204)

   *4.25 Second Amended and Restated Credit and Security Agreement, dated July 15, 1995, among the First National Bank of Boston, MCO Properties, Inc., Westcliff Development Corporation, Horizon Corporation, Horizon Properties Corporation and MCO Properties L.P.

     4.26 Loan Agreement, dated June 17, 1991, by and between General Electric Capital Corporation ("GECC") and MXM Mortgage Corp. (the "GECC Loan Agreement") (incorporated herein by reference to Exhibit 10(dd) to Amendment No. 4 to MGI's Registration Statement on Form S-4 on Form S-2, Registration No. 33-42300; the "MGI 1991 Registration Statement")

     4.27 First Renewal, Extension and Modification Agreement, dated as of June 17, 1992, among GECC, MXM Mortgage Corp. and the Company (incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992)

     4.28 Loan Increase, Extension and Modification Agreement, dated as of December 30, 1992, among GECC, MXM Mortgage Corp. and the Company (incorporated herein by reference to Exhibit 4.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992

     4.29 Consent and Assumption Agreement, dated as of December 10, 1993, among GECC, MXM Mortgage Corp., MXM Mortgage L.P., the Company and MGI (incorporated herein by reference to Exhibit 4.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993; the "Company 1993 Form 10-K")

     4.30  Third Modification Agreement, dated as of December 30,
           1993, among GECC, MXM Mortgage Corp. and MXM Mortgage
           L.P. (incorporated herein by reference to Exhibit 4.37 to the Company 1993 Form 10-K)

     4.31  Fourth Amendment to Loan Agreement, dated as of
           December 30, 1993, among GECC, MXM Mortgage Corp. and
           MXM Mortgage L.P. (incorporated herein by reference to Exhibit 4.39 to the Company 1993 Form 10-K)

     4.32 Fourth Modification Agreement, dated as of March 31, 1994, by and among GECC, MXM Mortgage Corp. and MXM Mortgage L.P. (incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994; the "Company 1994 Second Quarter Form 10-Q")

     4.33 Fifth Modification Agreement, dated as of January 13, 1995, among GECC, MXM Mortgage Corp. and MXM Mortgage L.P. (incorporated herein by reference to Exhibit 4.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

     4.34 Sixth Amendment to Loan Agreement, dated as of January 13, 1995, among GECC, MXM Mortgage Corp. and MXM Mortgage L.P. (incorporated herein by reference to Exhibit 4.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

   *4.35   Eighth Amendment to Loan Agreement, dated October 21,
           1995, among GECC, MXM Mortgage, L.P. and MXM Mortgage
           Corp.

    4.36 Amended and Restated Indenture dated October 6, 1995 by and among Sam Houston Race Park, Ltd. ("SHRP"), New SHRP Capital Corp., SHRP General Partner, Inc. and First Bank National Association, Trustee (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of SHRP for the quarter ended June 30, 1995; the "SHRP 1995 Second Quarter Form 10-Q"

    4.37 Amended and Restated Deed of Trust, Assignment, Security Agreement and Financing Statement, dated October 6, 1995, among SHRP, Richard Prokosch, as Trustee, and First Bank National Association, as Mortgagee (incorporated herein by reference to Exhibit
           4.2 to the SHRP 1995 Second Quarter Form 10-Q)

    4.38 Deed of Trust, Assignment, Security Agreement and Financing Statement, dated October 6, 1995, among SHRP, Richard Prokosch, as Trustee, and First Bank National Association, as Mortgagee (incorporated herein by reference to Exhibit 4.3 to the SHRP 1995 Second Quarter Form 10-Q)

    4.39   Amended and Restated License Negative Pledge, dated
           October 6, 1995, executed by SHRP in favor of Trustee
           (incorporated herein by reference to Exhibit 4.4 to the SHRP 1995 Second Quarter Form 10-Q)

    4.40   Senior Subordinated Intercompany Note between KACC and
           the Company, dated as of January 14, 1993
           (incorporated herein by reference to Exhibit 4.13 to
           Amendment No. 5 to the Form S-1 on Form S-2
           Registration Statement of KACC, Registration No. 33-
           48260

    4.41 Senior Subordinated Intercompany Note between Kaiser and KACC, dated February 15, 1994 (incorporated herein by reference to Exhibit 4.22 to the Kaiser 1993 Form
           10-K)

    4.42 Senior Subordinated Intercompany Note between Kaiser and KACC, dated March 17, 1994 (incorporated herein by reference to Exhibit 4.23 to the Kaiser 1993 Form
           10-K)

    4.43 Senior Subordinated Intercompany Note between Kaiser and KACC, dated June 30, 1993 (incorporated herein by reference to Exhibit 4.24 to the Kaiser 1993 Form
           10-K)

    4.44   Intercompany Note between Kaiser and KACC
           (incorporated herein by reference to Exhibit 4.2 to Amendment No. 5 to the Registration Statement of KACC on Form S-1, Registration No. 33-30645)

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

   10.2    Tax Allocation Agreement between Kaiser and the
           Company (incorporated herein by reference to Exhibit
           10.23 to Amendment No. 2 to the Registration Statement of Kaiser on Form S-1, Registration No. 33-37895)

   10.3 Tax Allocation Agreement between the Company and MGI, dated August 4, 1993 (incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to the Form S-2
           Registration Statement of MGI, Registration No.
           33-56332

   10.4 Tax Allocation Agreement dated as of May 21, 1988 among the Company, MGI, Pacific Lumber and the corporations signatory thereto (incorporated herein by reference to Exhibit 10.8 to Pacific Lumber's Annual Report on Form 10-K for the year ended December 31, 1988, File No. 1-9204)

   10.5 Tax Allocation Agreement among Pacific Lumber, Scotia Pacific, Salmon Creek Corporation and the Company, dated as of March 23, 1993 (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Form S-1 Registration Statement of Scotia Pacific, Registration No. 33-55538

   10.6    Tax Allocation Agreement between the Company and Britt
           Lumber Co., Inc. (incorporated herein by reference to Exhibit 10.4 to the MGI 1993 Form 10-K)

   10.7 Assumption Agreement, dated as of October 28, 1988 (incorporated herein by reference to Exhibit HHH to the Final Amendment to the Schedule 13D of MGI and others in respect of the common stock of the Company)

   10.8 Agreement, dated as of June 30, 1993, between Kaiser and the Company (incorporated herein by reference to Exhibit 10.2 to KACC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, File No. 1-3605)

   10.9 Undertaking, dated as of August 4, 1993, by the Company in favor of MGI (incorporated herein by reference to Exhibit 10.27 to the MGI 1993 Form 10-K)

   10.10   Form of Master Purchase Agreement between Pacific
           Lumber and Scotia Pacific, dated as of March 23, 1993
           (incorporated herein by reference to Exhibit 10.1 to the Scotia Pacific 1993 Form 10-K)

   10.11   Form of Services Agreement between Pacific Lumber and
           Scotia Pacific, dated as of March 23, 1993
           (incorporated herein by reference to Exhibit 10.2 to the Scotia Pacific 1993 Form 10-K)

   10.12   Form of Additional Services Agreement between Pacific
           Lumber and Scotia Pacific, dated as of March 23, 1993
           (incorporated herein by reference to Exhibit 10.3 to the Scotia Pacific 1993 Form 10-K)

   10.13 Form of Reciprocal Rights Agreement among Pacific Lumber, Scotia Pacific and Salmon Creek Corporation, dated as of March 23, 1993 (incorporated herein by reference to Exhibit 10.4 to the Scotia Pacific 1993 Form 10-K)

   10.14 Form of Environmental Indemnification Agreement between Pacific Lumber and Scotia Pacific, dated as of March 23, 1993 (incorporated herein by reference to Exhibit 10.5 to the Scotia Pacific 1993 Form 10-K)

   10.15 Purchase and Services Agreement between Pacific Lumber and Britt Lumber Co., Inc., dated as of March 23, 1993 (incorporated herein by reference to Exhibit 10.17 to Amendment No. 2 to the Form S-2 Registration Statement of Pacific Lumber, Registration Statement No. 33-56332

   10.16 Exchange Agreement dated as of May 20, 1991 by and among the Company, MCO Properties Inc. ("MCOP") and Federated Development Company (incorporated by reference from Exhibit 10(ff) to the MGI 1991 Registration Statement)

   10.17   Revolving Credit and Term Loan Agreement, dated as of
           August 27, 1987, as amended, between MCOP and Federated Development Company (incorporated herein by reference to Exhibit 10.82 to the Company's
           Registration Statement on Form S-4, Registration No.
           33-20096)

   10.18 Term Loan Agreement, dated as of November 17, 1987, between MCOP and Federated Development Company
           (incorporated herein by reference to Exhibit 10.83 to the Company's Registration Statement on Form S-4,
           Registration No. 33-20096)

   10.19 Put and Call Agreement, dated November 16, 1987 (the "Put and Call Agreement") between Charles E. Hurwitz and MAXXAM Properties Inc. ("MPI") (incorporated herein by reference to Exhibit C to Schedule 13D dated November 24, 1987, filed by MGI with respect to the Company's common stock)

   10.20 Amendment to Put and Call Agreement, dated May 18, 1988, (incorporated herein by reference to Exhibit D to the Final Amendment to Schedule 13D dated May 20, 1988, filed by MGI relating to the Company's common stock)

   10.21 Amendment to Put and Call Agreement, dated as of February 17, 1989 (incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1988)

   10.22 Note Purchase Agreement dated July 26, 1982, as amended, between the Company and Drexel Burnham Lambert Incorporated, relating to the Company's Zero Coupon Senior Subordinated Notes due 2007 (incorporated herein by reference to Exhibit B to Schedule 13D dated November 24, 1987, filed by MGI relating to the Company's common stock)

   10.23   Third Amended and Restated Limited Partnership
           Agreement of Sam Houston Race Park, Ltd., dated as of
           October 6, 1995 (incorporated herein by reference to Exhibit 3.1 to the SHRP 1995 Second Quarter 10-Q)





                Executive Compensation Plans and Arrangements


   10.24   MAXXAM 1994 Omnibus Employee Incentive Plan
           (incorporated herein by reference to Exhibit 99 to the Company's Proxy Statement dated April 29, 1994; the
           "Company 1994 Proxy Statement")

   10.25 Form of Stock Option Agreement under the MAXXAM 1994 Omnibus Employee Incentive Plan (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1994)

   10.26 MAXXAM 1994 Non-Employee Director Plan (incorporated herein by reference to Exhibit 99 to the Company 1994
           Proxy Statement)

   10.27 Form of Stock Option Agreement under the MAXXAM 1994 Non-Employee Director Plan (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1994)

   10.28 Form of Deferred Fee Agreement under the MAXXAM 1994 Non-Employee Director Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)

   10.29 MAXXAM 1994 Executive Bonus Plan (incorporated herein by reference to Exhibit 99 to the Company 1994 Proxy
           Statement)

   10.30 MAXXAM Revised Capital Accumulation Plan of 1988, as amended December 12, 1988 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
           1995)

   10.31 The Company's 1984 Phantom Share Plan, as amended (the "Company Phantom Share Plan") (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990; the "Company 1990 Form 10-K")

   10.32 Amendment, dated as of March 8, 1990, relating to the Company Phantom Share Plan (incorporated herein by reference to Exhibit 10.7 to the Company 1990 Form
           10-K)

   10.33 Form of Phantom Share Agreement relating to the Company Phantom Share Plan (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1988)

   10.34   MAXXAM Supplemental Executive Retirement Plan
           (incorporated herein by reference to Exhibit 10(jj) to the 1991 MGI Registration Statement)

  *10.35   Form of Company Deferred Compensation Agreement

   10.36 Kaiser 1993 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to KACC's
           Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1993, File No. 1-3605)

   10.37 Form of Stock Option Agreement under the Kaiser 1993 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1994)

   10.38   KACC's Bonus Plan (incorporated herein by reference to
           Exhibit 10.25 to Amendment No. 6 to the Registration
           Statement of KACC on Form S-1, Registration No. 33-
           30645)

   10.39 Kaiser 1995 Employee Incentive Compensation Program (incorporated herein by reference to Exhibit 10.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995; the "Kaiser 1995 First Quarter Form 10-Q")

   10.40   Kaiser 1995 Executive Incentive Compensation Program
           (incorporated herein by reference to Exhibit 99 to Kaiser's Proxy Statement dated April 26, 1995)

   10.41   Promissory Note dated February 1, 1989 by Anthony R.
           Pierno and Beverly J. Pierno to the Company (the "1989
           Pierno Note") (incorporated herein by reference to
           Exhibit 10.30 to the Company 1990 Form 10-K)

   10.42   Letter amendment, dated February 28, 1995, to the 1989
           Pierno Note (incorporated herein by reference to Exhibit 10.44 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1994)

   10.43   Promissory Note dated July 19, 1990 by Anthony R.
           Pierno to the Company (the "1990 Pierno Note")
           (incorporated herein by reference to Exhibit 10.31 to the Company 1990 Form 10-K)

   10.44   Letter amendment, dated February 28, 1995, to the 1990
           Pierno Note (incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1994)

   10.45 Real Estate Lien Note dated July 3, 1990 by Paul N. Schwartz and Barbara M. Schwartz, Trustee, to the Company (the "Schwartz Note") and related Deed of Trust and Letter Agreement (incorporated herein by reference to Exhibit 10.35 to the Company 1990 Form 10-K)

   10.46   Amendment to the Schwartz Note, dated January 25, 1995
           (incorporated herein by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

   10.47 Real Estate Lien Note dated September 27, 1990 by Diane M. Dudley to the Company and related Deed of Trust and Letter Agreement (incorporated herein by reference to Exhibit 10.41 to the Company 1990 Form 10-K)

   10.48   Promissory Note, dated July 20, 1993, between the
           Company and Byron L. Wade (incorporated herein by reference to Exhibit 10.59 to the Company 1993 Form
           10-K)

   10.49   Promissory Note dated October 4, 1990 by Robert W.
           Irelan and Barbara M. Irelan to KACC (incorporated herein by reference to Exhibit 10.54 to the Company
           1990 Form 10-K)

   10.50 Employment Agreement, dated August 20, 1993 between KACC and Robert E. Cole (incorporated herein by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1993)

   10.51 Employment Agreement, dated as of March 8, 1990, between the Company and Anthony R. Pierno
           (incorporated herein by reference to Exhibit 10.28 to the Company 1990 Form 10-K)

   10.52 Commercial Guaranty, dated February 22, 1993, executed by the Company in favor of Charter National Bank-- Houston with respect to a loan of Anthony R. Pierno (incorporated herein by reference to Exhibit 10.27 to Kaiser's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-9447)

   10.53 Commercial Guaranty, dated January 24, 1994, between the Company and Charter National Bank-Houston with respect to a loan of Anthony R. Pierno, and a related letter agreement (incorporated herein by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

   10.54 Employment Agreement, dated as of March 8, 1990, between the Company and Paul N. Schwartz (incorporated herein by reference to Exhibit 10.32 to the Company
           1990 Form 10-K)

   10.55 Employment Agreement, dated as of March 8, 1990, between the Company and Diane M. Dudley (incorporated herein by reference to Exhibit 10.37 to the Company
           1990 Form 10-K)

   10.56 Employment Agreement, dated as of March 8, 1990, between the Company and Byron L. Wade (incorporated herein by reference to Exhibit 10.50 to the Company
           1990 Form 10-K)

  *11      Computation of Net Income Per Common and Common
           Equivalent Share Information

  *13.1    The portions of the Company's Annual Report to
           Stockholders for the year ended December 31, 1995 which are incorporated herein by reference

   13.2 Footnote 11 to the consolidated financial statements of KACC, entitled Subsidiary Guarantors, (incorporated herein by reference to KACC's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-
           3605)

  *21      List of the Company's Subsidiaries

  *23      Consent of Independent Public Accountants by Arthur
           Andersen LLP

  *27      Financial Data Schedule

---------------

* Included with this filing.