Form 10-Q
period 1996-03-31
MAXXAM INC
filed 1996-05-08
CIK 63814

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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
Yes /X/   No /  /



  Number of shares of common stock outstanding at May 1, 1996:  8,707,847

                                MAXXAM INC.

                                   INDEX




PART I. - FINANCIAL INFORMATION                                       PAGE

     Item 1.   Financial Statements

       Consolidated Balance Sheet at March 31, 1996 and
          December 31, 1995                                           3
       Consolidated Statement of Operations for the three
          months ended March 31, 1996 and 1995                        4
       Consolidated Statement of Cash Flows for the three
          months ended March 31, 1996 and 1995                        5
       Condensed Notes to Consolidated Financial Statements           6

     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        12

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      20
     Item 5.   Other Information                                      21
     Item 6.   Exhibits and Reports on Form 8-K                       21
     Signatures                                                       S-1


                        MAXXAM INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

               (In millions of dollars, except share amounts)



                                                                                               March 31,    December 31,
                                                                                                 1996           1995
                                                                                             ------------   ------------
                                                                                              (Unaudited)
                                          ASSETS
Current assets:
     Cash and cash equivalents                                                               $      113.8   $      104.2
     Marketable securities                                                                           19.8           45.9
     Receivables:
          Trade, net of allowance for doubtful accounts of $5.7 and $5.5 at March 31,
               1996 and December 31, 1996, respectively                                             232.9          246.2
          Other                                                                                      99.7           98.9
     Inventories                                                                                    646.6          606.8
     Prepaid expenses and other current assets                                                      146.2          129.7
                                                                                             ------------   ------------
               Total current assets                                                               1,259.0        1,231.7
Property, plant and equipment, net of accumulated depreciation of $703.2 and $678.1 at
     March 31, 1996 and December 31, 1995, respectively                                           1,227.5        1,231.9
Timber and timberlands, net of depletion of $142.0 and $139.6 at March 31, 1996 and
     December 31, 1995, respectively                                                                311.4          313.0
Investments in and advances to unconsolidated affiliates                                            193.4          189.1
Deferred income taxes                                                                               415.2          414.0
Long-term receivables and other assets                                                              465.3          452.6
                                                                                             ------------   ------------
                                                                                             $    3,871.8   $    3,832.3
                                                                                             ============   ============
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                                        $      175.8   $      196.7
     Accrued interest                                                                                25.4           58.0
     Accrued compensation and related benefits                                                      154.9          166.5
     Other accrued liabilities                                                                      151.5          148.4
     Payable to affiliates                                                                           93.6           90.2
     Long-term debt, current maturities                                                              27.4           25.1
                                                                                             ------------   ------------
               Total current liabilities                                                            628.6          684.9
Long-term debt, less current maturities                                                           1,670.9        1,585.1
Accrued postretirement benefits                                                                     740.6          742.6
Other noncurrent liabilities                                                                        687.3          680.3
                                                                                             ------------   ------------
               Total liabilities                                                                  3,727.4        3,692.9
                                                                                             ------------   ------------

Commitments and contingencies

Minority interests                                                                                  222.2          223.2
Stockholders' deficit:
     Preferred stock, $.50 par value; 12,500,000 shares authorized; Class A $.05 Non-
          Cumulative Participating Convertible Preferred Stock; shares issued: 669,701                 .3             .3
     Common stock, $.50 par value; 28,000,000 shares authorized; shares issued:
          10,063,359                                                                                  5.0            5.0
     Additional capital                                                                             155.2          155.0
     Accumulated deficit                                                                           (202.7)        (208.5)
     Pension liability adjustment                                                                   (16.1)         (16.1)
     Treasury stock, at cost (shares held: preferred - 845; common: 1,355,512)                      (19.5)         (19.5)
                                                                                             ------------   ------------
               Total stockholders' deficit                                                          (77.8)         (83.8)
                                                                                             ------------   ------------
                                                                                             $    3,871.8   $    3,832.3
                                                                                             ============   ============



                            The accompanying notes are an integral part of these financial statements.



                               MAXXAM INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF OPERATIONS
                      (In millions of dollars, except share amounts)





                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                      -----------------------
                                                                                         1996         1995
                                                                                      ----------   ----------
                                                                                            (Unaudited)
Net sales:
     Aluminum operations                                                              $   531.1    $   513.0
     Forest products operations                                                            59.8         52.0
     Real estate and other operations                                                      21.3         16.3
                                                                                      ----------   ----------
                                                                                          612.2        581.3
                                                                                      ----------   ----------
Costs and expenses:
     Costs of sales and operations (exclusive of depreciation and depletion):
          Aluminum operations                                                             433.7        426.7
          Forest products operations                                                       33.1         29.5
          Real estate and other operations                                                 16.9         12.1
     Selling, general and administrative expenses                                          44.7         42.6
     Depreciation and depletion                                                            30.6         29.8
                                                                                      ----------   ----------
                                                                                          559.0        540.7
                                                                                      ----------   ----------

Operating income                                                                           53.2         40.6

Other income (expense):
     Investment, interest and other income                                                  5.3          3.6
     Interest expense                                                                     (45.1)       (45.4)
                                                                                      ----------   ----------
Income (loss) before income taxes and minority interests                                   13.4         (1.2)
Credit (provision) for income taxes                                                        (5.0)         7.2
Minority interests                                                                         (2.6)        (7.0)
                                                                                      ----------   ----------
Net income (loss)                                                                     $     5.8    $    (1.0)
                                                                                      ==========   ==========
Net income (loss) per common and common equivalent share                              $     .61    $    (.11)
                                                                                      ==========   ==========



  The accompanying notes are an integral part of these financial statements.


                             MAXXAM INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In millions of dollars)




                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                             -----------------------
                                                                                                1996         1995
                                                                                             ----------   ----------
                                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                       $     5.8    $    (1.0)
     Adjustments to reconcile net (income) loss to net cash used for operating activities:
          Depreciation and depletion                                                              30.6         29.8
          Net sales (purchases) of marketable securities                                          28.2        (17.3)
          Minority interests                                                                       2.6          7.0
          Amortization of deferred financing costs and discounts on long-term debt                 5.1          4.7
          Equity in income of unconsolidated affiliates                                           (7.0)        (1.8)
          Decrease (increase) in receivables                                                      11.3        (55.6)
          Increase (decrease) in payable to affiliates and other liabilities                       1.3        (11.1)
          Increase in inventories                                                                (41.7)       (32.1)
          Decrease in accrued interest                                                           (32.6)       (33.5)
          Decrease (increase) in prepaid expenses and other assets                               (23.5)        45.3
          Decrease in accounts payable                                                           (20.9)        (5.3)
          Increase in accrued and deferred income taxes                                           (5.1)        (5.9)
          Other                                                                                    1.2          1.8
                                                                                             ----------   ----------
               Net cash used for operating activities                                            (44.7)       (75.0)
                                                                                             ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from disposition of property and investments                                      .4          2.8
     Capital expenditures                                                                        (24.3)       (16.7)
     Other                                                                                        (3.3)        (1.2)
                                                                                             ----------   ----------
               Net cash used for investing activities                                            (27.2)       (15.1)
                                                                                             ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) under revolving credit agreements                                  90.9         76.3
     Proceeds from issuance of long-term debt                                                      4.2          1.7
     Principal payments on long-term debt                                                        (10.5)       (18.2)
     Dividends paid to Kaiser's minority preferred stockholders                                   (2.1)       (10.3)
     Redemption of preference stock                                                               (2.0)        (3.1)
     Other                                                                                         1.0          1.3
                                                                                             ----------   ----------
               Net cash provided by financing activities                                          81.5         47.7
                                                                                             ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               9.6        (42.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 104.2         84.6
                                                                                             ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $   113.8    $    42.2
                                                                                             ==========   ==========
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Net margin borrowings (payments) for marketable securities                              $       -    $    (5.6)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest                                              $    72.6    $    74.1
     Income taxes paid                                                                             8.8          4.3



  The accompanying notes are an integral part of these financial statements.


                        MAXXAM INC. AND SUBSIDIARIES

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In millions of dollars, except share amounts)


1.        GENERAL

          The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by MAXXAM Inc. with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (the "Form 10-K"). All references to the "Company" include MAXXAM Inc. and its subsidiary companies unless otherwise indicated or the context indicates otherwise. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1996 and the consolidated results of operations and cash flows for the three months ended March 31, 1996 and 1995. Certain reclassifications of prior period information have been made to conform to the current presentation.

2.        RESTRICTED CASH

          Long-term receivables and other assets, as reflected on the accompanying consolidated balance sheet, includes restricted cash in the amount of $31.1 and $31.4 at March 31, 1996 and December 31, 1995, respectively. Such restricted cash represents the amount deposited into an account held by the Trustee under the indenture governing the Timber Notes of the Company's indirect wholly owned subsidiary, Scotia Pacific Holding Company ("Scotia Pacific").

          At March 31, 1996 and December 31, 1995, cash and cash equivalents also includes $4.6 and $19.7, respectively, which is restricted for debt service payments on the succeeding Note Payment date for the Timber Notes.

3.        INVENTORIES

          Inventories consist of the following:




                                                                  March 31,    December 31,
                                                                    1996           1995
                                                                ------------   ------------
Aluminum Operations:
     Finished fabricated products                               $      105.6   $       91.5
     Primary aluminum and work in process                              219.8          195.9
     Bauxite and alumina                                               129.9          119.6
     Operating supplies and repair and maintenance parts               114.9          118.7
                                                                ------------   ------------
                                                                       570.2          525.7
                                                                ------------   ------------
Forest Products Operations:
     Lumber                                                             65.1           65.5
     Logs                                                               11.3           15.6
                                                                ------------   ------------
                                                                        76.4           81.1
                                                                ------------   ------------
                                                                $      646.6   $      606.8
                                                                ============   ============



4.        LONG-TERM DEBT

          Long-term debt consists of the following:




                                                                                March 31,    December 31,
                                                                                  1996           1995
                                                                              ------------   ------------
Corporate:
     14% MAXXAM Senior Subordinated Reset Notes due May 20, 2000              $      25.0    $      25.0
     12-1/2% MAXXAM Subordinated Debentures due December 15, 1999, net of
          discount                                                                   16.5           16.5
     Other                                                                              -             .1
Aluminum Operations:
     1994 KACC Credit Agreement                                                     104.7           13.1
     9-7/8% KACC Senior Notes due February 15, 2002, net of discount                223.9          223.8
     Alpart CARIFA Loan                                                              60.0           60.0
     12-3/4% KACC Senior Subordinated Notes due February 1, 2003                    400.0          400.0
     Other                                                                           59.9           61.2
Forest Products Operations:
     7.95% Scotia Pacific Timber Collateralized Notes due July 20, 2015             341.7          350.2
     11-1/4% MGI Senior Secured Notes due August 1, 2003                            100.0          100.0
     12-1/4% MGI Senior Secured Discount Notes due August 1, 2003, net of
          discount                                                                   95.3           92.5
     10-1/2% Pacific Lumber Senior Notes due March 1, 2003                          235.0          235.0
     Other                                                                             .8             .8
Real Estate and Other Operations:
     11% SHRP, Ltd. Senior Secured Extendible Notes due September 1, 2001,
          net of discount                                                            14.0           13.3
     RTC Portfolio secured notes due December 31, 1999, interest at prime
          plus 3%                                                                    12.0            8.0
     MCOP Credit Agreement                                                              -             .7
     Other notes and contracts, secured by receivables, buildings, real               9.5           10.0
          estate and equipment                                                ------------   ------------
                                                                                  1,698.3        1,610.2
Less: current maturities                                                            (27.4)         (25.1)
                                                                              ------------   ------------
                                                                              $   1,670.9    $   1,585.1
                                                                              ============   ============




          On April 24, 1996, the Securities and Exchange Commission ("SEC") declared effective a shelf registration statement which the Company had filed with respect to up to $200.0 aggregate principal amount of debt securities. The Company has not determined the amount, interest rates, maturity, collateral (if any) or other terms of such debt securities or the timing of any offering of such debt securities. The debt securities could be secured by, or convertible into, shares of common stock of Kaiser Aluminum Corporation ("Kaiser," a majority-owned subsidiary of the Company) owned by the Company. In that regard, Kaiser also filed a shelf registration statement with the SEC, which was also declared effective on April 24, 1996, covering 10 million shares of its common stock owned by the Company. The Company would use the net proceeds (or portions thereof) from the sale of such debt securities to retire outstanding debt, for working capital and general corporate purposes.

5.        PER SHARE INFORMATION

          Per share calculations are based on the weighted average number of common shares outstanding in each period and, if dilutive, weighted average common equivalent shares assumed to be issued from the exercise of common stock options based upon the average price of the Company's common stock during the period.

6.        CONTINGENCIES

          Environmental Contingencies
          Kaiser and its principal operating subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based on such laws. KACC is currently subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 ("CERCLA") and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

          Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At March 31, 1996, the balance of such accruals, which is primarily included in other noncurrent liabilities, was $37.6. These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and Kaiser's assessment of the likely remediation action to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $10.0 for the years 1996 through 2000 and an aggregate of approximately $10.0 thereafter.

          As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. Kaiser believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $22.0 and that the factors upon which a substantial portion of this estimate is based are expected to be resolved over the next twelve months. While uncertainties are inherent in the final outcome of these environmental matters, and it is impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

          Asbestos Contingencies
          KACC is a defendant in a substantial number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. At March 31, 1996, the number of such lawsuits pending was approximately 66,200, as compared to 59,700 at December 31, 1995. In 1995, approximately 41,700 of such claims were received and approximately 7,200 were settled or dismissed and, during the first quarter of 1996, approximately 8,800 of such claims were received and approximately 2,300 were settled or dismissed. KACC believes that, although there can be no assurance, the increase in pending claims during 1995 may have been attributable, in part, to tort reform legislation in Texas which was passed by the legislature in March 1995 and which became effective on September 1, 1995. The legislation, among other things, was designed to restrict, beginning September 1, 1995, the filing of cases in Texas that do not have a sufficient nexus to that jurisdiction, and to impose, generally as of September 1, 1996, limitations relating to joint and several liability in tort cases. A substantial portion of the asbestos-related claims that were filed and served on KACC between June 30, 1995, and November 30, 1995 were filed in Texas prior to September 1, 1995.

          Based on past experience and reasonably anticipated future activity, Kaiser has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2008. There are inherent uncertainties involved in estimating asbestos-related costs, and Kaiser's actual costs could exceed these estimates. Kaiser's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an asbestos-related cost accrual of $160.9, before consideration of insurance recoveries, is included primarily in other noncurrent liabilities at March 31, 1996. Kaiser estimates that annual future cash payments in connection with such litigation will be approximately $13.0 to $20.0 for each of the years 1996 through 2000, and an aggregate of approximately $78.0 thereafter through 2008. While Kaiser does not believe there is a reasonable basis for estimating such costs beyond 2008, and, accordingly, did not accrue such costs, there is a reasonable possibility that such costs may continue beyond 2008, and that such costs may be substantial.

          Kaiser believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. Claims for recovery from some of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from the insurance carriers. The timing and amount of ultimate recoveries from these insurance carriers are dependent upon the resolution of these disputes. KACC believes, based on prior insurance-related recoveries with respect to asbestos-related claims, existing insurance policies, and the advice of Thelen, Marrin, Johnson & Bridges with respect to applicable insurance coverage law relating to the terms and conditions of those policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $138.8, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in long-term receivables and other assets at March 31, 1996.

          While uncertainties are inherent in the final outcome of these asbestos matters and it is impossible to determine the actual costs that ultimately may be incurred and the insurance recoveries that will be received, management currently believes that, based on the factors discussed in the preceding paragraphs, the resolution of the asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

          OTS Contingency and Related Matters
          On December 26, 1995, the United States Department of Treasury's Office of Thrift Supervision ("OTS") initiated formal administrative proceedings against the Company and others by filing a Notice of Charges (the "Notice"). The Notice alleges misconduct by the Company, Federated Development Company ("Federated," a New York business trust wholly owned by Mr. Charles E. Hurwitz, members of his immediate family and trusts for the benefit thereof), Mr. Hurwitz and others (the "respondents") with respect to the failure of United Savings Association of Texas ("USAT"), a wholly owned subsidiary of United Financial Group Inc. ("UFG"). The Notice claims that the Company was a savings and loan holding company, that with others it controlled USAT, and that it was therefore obligated to maintain the net worth of USAT. The Notice makes numerous other allegations against the Company and the other respondents, including, among other things, allegations that through USAT it was involved in prohibited transactions with Drexel, Burnham, Lambert Inc. The OTS, among other things, seeks unspecified damages in excess of $138.0 from the Company, civil money penalties and a removal from, and prohibition against the Company and the other respondents engaging in, the banking industry. The Company has concluded that it is unable to determine a reasonable estimate of the loss (or range of loss), if any, that could result from this contingency. Accordingly, it is impossible to assess the ultimate impact, if any, of the outcome this matter may have on the Company's consolidated financial position, results of operations or liquidity.

          On August 2, 1995, the Federal Deposit Insurance Corporation ("FDIC") filed a civil action entitled Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (No. H-95-3936) (the "FDIC action") in the U.S. District Court for the Southern District of Texas (the "Court"). The FDIC action did not name the Company as a defendant. The suit against Mr. Hurwitz seeks damages in excess of $250.0 based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. The FDIC further alleges, among other things, that Mr. Hurwitz was obligated to ensure that UFG, Federated and the Company maintained the net worth of USAT. On November 14, 1995, Mr. Hurwitz filed a motion to join the OTS to this action. On December 8, 1995, the Company filed a motion to intervene in this action and conditioned it on the Court joining the OTS to this action. The Company filed with its motion to intervene a proposed complaint which alleges that the OTS violated the Administrative Procedures Act by rejecting the Company's bid for USAT. The Company's bylaws provide for indemnification of its officers and directors to the fullest extent permitted by Delaware law. The Company is obligated to advance defense costs to its officers and directors, subject to the individual's obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification. In addition, the Company's indemnity obligation can, under certain circumstances, include amounts other than defense costs, including judgments and settlements. The Company has concluded that it is unable to determine a reasonable estimate of the loss (or range of loss), if any, that could result from this contingency. It is impossible to assess the ultimate outcome of the foregoing matter or its potential impact on the Company's consolidated financial position, results of operations or liquidity.

          Other Contingencies
          The Company is involved in various other claims, lawsuits and other proceedings relating to a wide variety of matters. While uncertainties are inherent in the final outcome of such matters and it is impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

7.        DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

          KACC enters into primary aluminum hedging transactions in the normal course of business. The prices realized by KACC under certain sales contracts for alumina, primary aluminum and fabricated aluminum products as well as the costs incurred by KACC on certain items, such as aluminum scrap, rolling ingot, power and bauxite, fluctuate with the market price of primary aluminum, together resulting in a "net exposure" of earnings. The primary aluminum hedging transactions are designed to mitigate the net exposure of earnings to declines in the market price of primary aluminum, while retaining the ability to participate in favorable environments that may materialize. KACC has employed strategies which include forward sales and purchases of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum. With respect to its 1996, 1997 and 1998 anticipated net exposure, at March 31, 1996, KACC had sold forward 105,750 tons (all references to tons in this report refer to metric tons of 2,204.6 pounds) of primary aluminum at fixed prices, had purchased 53,025 tons of primary aluminum under forward purchase contracts at fixed prices, and had purchased put options to establish a minimum price for 96,000 tons of primary aluminum.

          In addition, as of March 31, 1996, KACC had sold approximately 80% and 57% of the alumina available to it in excess of its projected internal smelting requirements for 1996 and 1997, respectively. Approximately 53% of such alumina sold for 1996 and all of such alumina sold for 1997 has been sold at prices linked to the future prices of primary aluminum as a percentage of the price of primary aluminum ("Variable Price Contracts"), and approximately 47% of such alumina sold for 1996 has been sold at fixed prices ("Fixed Price Contracts"). The average realized prices of alumina sold under Variable Price Contracts will depend on future prices of primary aluminum, and the average realized prices of alumina sold under Fixed Price Contracts will substantially exceed Kaiser's manufacturing cost of alumina.

          KACC also enters into hedging transactions in the normal course of business that are designed to reduce its exposure to fluctuations in foreign exchange rates. At March 31, 1996, KACC had net forward foreign exchange contracts totaling approximately $93.7 for the purchase of 130.5 Australian dollars from April 1996 through December 1997, with respect to its commitments for 1996 and 1997 expenditures denominated in Australian dollars.

          At March 31, 1996, the net unrealized gain on KACC's position in aluminum forward sales and option contracts, based on an average price of $1,717 per ton ($.78 per pound) of primary aluminum, and forward foreign exchange contracts was $13.1.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

RESULTS OF OPERATIONS

          The Company operates in three principal industries: aluminum, through its majority owned subsidiary Kaiser, a fully integrated aluminum producer; forest products, through MAXXAM Group Inc. ("MGI") and its wholly owned subsidiaries, principally The Pacific Lumber Company ("Pacific Lumber") and Britt Lumber Co., Inc.; real estate investment and development, managed through MAXXAM Property Company; and other commercial operations through various other wholly owned subsidiaries.

     ALUMINUM OPERATIONS

          Aluminum operations account for a substantial portion of the Company's revenues and operating results. Kaiser's operating results are sensitive to changes in prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on hedging strategies. Kaiser, through its principal subsidiary KACC, operates in two business segments: bauxite and alumina, and aluminum processing. The following table presents selected operational and financial information for the three months ended March 31, 1996 and 1995. The information presented in the table is in millions of dollars except shipments and prices.




                                                                                  Three Months Ended
                                                                                      March 31,
                                                                               -----------------------
                                                                                  1996         1995
                                                                               ----------   ----------
Shipments: (1)
     Alumina                                                                        476.2        446.5
     Aluminum products:
          Primary aluminum                                                           74.8         47.7
          Fabricated aluminum products                                               77.2         94.5
                                                                               ----------   ----------
               Total aluminum products                                              152.0        142.2
                                                                               ==========   ==========
Average realized sales price:
     Alumina (per ton)                                                         $      208   $      197
     Primary aluminum (per pound)                                                     .72          .81

Net sales:
     Bauxite and alumina:
          Alumina                                                              $     99.0   $     87.9
          Other (2) (3)                                                              24.4         19.1
                                                                               ----------   ----------
               Total bauxite and alumina                                            123.4        107.0
                                                                               ----------   ----------
     Aluminum processing:
          Primary aluminum                                                          119.1         85.0
          Fabricated aluminum products                                              284.9        316.2
          Other (3)                                                                   3.7          4.8
                                                                               ----------   ----------
               Total aluminum processing                                            407.7        406.0
                                                                               ----------   ----------
                    Total net sales                                            $    531.1   $    513.0
                                                                               ==========   ==========

Operating income                                                               $     41.8   $     34.1
                                                                               ==========   ==========
Income before income taxes and minority interests                              $     18.8   $      9.8
                                                                               ==========   ==========
Capital expenditures                                                           $     19.8   $     13.7
                                                                               ==========   ==========

- ---------------



 (1)  Shipments are expressed in thousands of metric tons.  A metric ton is equivalent to
      2,204.6 pounds.
 (2)  Includes net sales of bauxite.
 (3)  Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.



          Net sales
          Bauxite and alumina. Net sales to third parties for the bauxite and alumina segment increased 15% in the three months ended March 31, 1996 from the three months ended March 31, 1995. Net sales from alumina increased 13% in the three months ended March 31, 1996 from the three months ended March 31, 1995, principally due to higher average realized prices and higher shipments.

          Aluminum processing. Net sales to third parties for the aluminum processing segment for the three months ended March 31, 1996 were essentially unchanged from the three months ended March 31, 1995. Net sales from primary aluminum increased 40% in the three months ended March 31, 1996 from the three months ended March 31, 1995, principally due to higher shipments, partially offset by lower average realized prices. Net sales for the three months ended March 31, 1995 were adversely affected by decreased shipments caused by the strike by the United Steelworkers of America ("USWA") discussed below. Shipments of primary aluminum to third parties were approximately 49% of total aluminum products shipments in the three months ended March 31, 1996, compared to approximately 34% in the three months ended March 31, 1995. Net sales from fabricated aluminum products decreased 10% in the three months ended March 31, 1996 from the three months ended March 31, 1995, due to lower shipments for most of these products, partially offset by higher average realized prices for most of these products.

          Operating income (loss)
          Kaiser's corporate general and administrative expenses of $18.0 million and $18.1 million for the three months ended March 31, 1996 and 1995, respectively, were allocated by the Company to the bauxite and alumina and aluminum processing segments based on those segments' ratio of sales to unaffiliated customers.

          Operating results for the three months ended March 31, 1995 were negatively impacted by (i) an eight-day strike at five major domestic locations by the USWA, (ii) a six-day strike by the National Workers Union at Kaiser's 65%-owned Alpart alumina refinery in Jamaica, and (iii) a four-day disruption of alumina production at Alpart caused by a boiler failure. The combined impact of these events on the results for the three months ended March 31, 1995 was approximately $17.0 million in the aggregate (on a pre-tax basis) principally from lower production volume and other related costs.

          Bauxite and alumina. Operating income for the bauxite and alumina segment in the three months ended March 31, 1996 was $6.1 million, compared to an operating loss of $1.8 million in the three months ended March 31, 1995, principally due to higher revenues. Operating results for the three months ended March 31, 1995 were negatively impacted by the effect of the strikes and boiler failure.

          Aluminum processing. Operating income for the aluminum processing segment in the three months ended March 31, 1996 was $35.7 million, compared to $35.9 million in the three months ended March 31, 1995, as revenues were essentially unchanged in the respective periods. Operating results for the three months ended March 31, 1995 were negatively impacted by the effect of the USWA strike.

          Income before income taxes and minority interests
          Income before income taxes and minority interests for the three months ended March 31, 1996 increased from the three months ended March 31, 1995, principally due to the improvement in the bauxite and alumina segments' operating income previously described.

     FOREST PRODUCTS OPERATIONS

          The Company's forest products operations are conducted by MGI through its principal operating subsidiaries. MGI's business is seasonal in that the forest products business generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three months ended March 31, 1996 and 1995. The information presented in the table is in millions of dollars except shipments and prices.




                                                                       Three Months Ended
                                                                           March 31,
                                                                    -----------------------
                                                                       1996         1995
                                                                    ----------   ----------
Shipments:
     Lumber: (1)
          Redwood upper grades                                            10.4        10.6
          Redwood common grades                                           57.3        51.1
          Douglas-fir upper grades                                         2.2         1.8
          Douglas-fir common grades and other                             21.2        16.5
                                                                    ----------   ----------
               Total lumber                                               91.1        80.0
                                                                    ==========   ==========
     Logs (2)                                                              5.9          .5
                                                                    ==========   ==========
     Wood chips (3)                                                       49.0        46.9
                                                                    ==========   ==========
Average sales price:
     Lumber: (4)
          Redwood upper grades                                      $    1,386   $   1,544
          Redwood common grades                                            482         427
          Douglas-fir upper grades                                       1,153       1,368
          Douglas-fir common grades                                        378         379
     Logs (4)                                                              469         227
     Wood chips (5)                                                         87          89

Net sales:
     Lumber, net of discount                                        $     51.9   $    46.9
     Logs                                                                  2.8          .1
     Wood chips                                                            4.3         4.2
     Cogeneration power                                                     .4          .5
     Other                                                                  .4          .3
                                                                    ----------   ----------
               Total net sales                                      $     59.8   $    52.0
                                                                    ==========   ==========
Operating income                                                    $     16.6   $    12.6
                                                                    ==========   ==========
Operating cash flow (6)                                             $     23.1   $    18.4
                                                                    ==========   ==========
Income (loss) before income taxes and minority interests            $       .6   $    (5.1)
                                                                    ==========   ==========
Capital expenditures                                                $      2.8   $     1.9
                                                                    ==========   ==========

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



          Shipments
          Lumber shipments to third parties for the three months ended March 31, 1996 increased by 14% from the three months ended March 31, 1995, principally due to increased shipments of redwood common lumber and common and upper grade Douglas-fir lumber. Log shipments for the same periods were
5.9 million feet (net Scribner scale) and .5 million feet, respectively.

          Net sales
          Net sales for the three months ended March 31, 1996 increased from the three months ended March 31, 1995, principally due to higher average realized prices and increased shipments of redwood common lumber, higher average realized prices and increased shipments of logs, and increased shipments of Douglas-fir common lumber, offset by lower average realized prices for upper grade redwood and Douglas-fir lumber. Shipments of fencing and other value-added common lumber products from Pacific Lumber's new remanufacturing facility were a contributing factor in the improved redwood common lumber realizations.

          Operating income
          Operating income for the three months ended March 31, 1996, which increased from the three months ended March 31, 1995, reflects the improvement in net sales as discussed above.

          Income (loss) before income taxes and minority interests
          Income before income taxes and minority interests for the three months ended March 31, 1996, compared to the loss for the three months ended March 31, 1995, resulted principally from the increase in operating income as discussed above.

     REAL ESTATE AND OTHER OPERATIONS




                                                                       Three Months Ended
                                                                           March 31,
                                                                  ---------------------------
                                                                      1996           1995
                                                                  ------------   ------------
                                                                    (In millions of dollars)
Net sales                                                         $      21.3    $      16.3
Operating loss                                                           (1.7)          (3.3)
Loss before income taxes and minority interests                           (.8)          (2.7)




          Net sales
          Net sales for the three months ended March 31, 1996 increased from the three months ended March 31, 1995, principally due to $4.6 million of revenues attributable to Sam Houston Race Park, Ltd. ("SHRP, Ltd."). Operating results with respect to SHRP, Ltd. were not consolidated prior to October 6, 1995.

          Operating loss
          The operating loss for the three months ended March 31, 1996 decreased from the three months ended March 31, 1995, principally due to a decrease in general and administrative costs.

          Loss before income taxes and minority interests
          Loss before income taxes and minority interests for the three months ended March 31, 1996 decreased from the three months ended March 31, 1995, principally due to the decrease in operating loss as discussed above and an increase in investment income, partially offset by an increase in interest expense. The increase in investment income was principally attributable to increased lot sales at SunRidge Canyon, the Company's 50%- owned joint venture in Arizona. Interest expense for the three months ended March 31, 1996 includes interest on SHRP Ltd.'s Senior Secured Extendible Notes (see Note 4 to the Consolidated Financial Statements).


     OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS

                                                   Three Months Ended
                                                       March 31,
                                              ---------------------------
                                                  1996           1995
                                              ------------   ------------
                                                (In millions of dollars)
Operating loss                                $      (3.5)   $      (2.8)
Loss before income taxes and
     minority interests                              (5.2)          (3.2)


          Operating loss
          The operating losses represent corporate general and administrative expenses that are not allocated to the Company's industry segments. The operating loss for the three months ended March 31, 1996 increased from the three months ended March 31, 1995, principally due to a $.6 million charge for the cost of certain litigation.

          Loss before income taxes and minority interests
          The loss before income taxes and minority interests includes operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, that are not attributable to the Company's industry segments. The loss for the three months ended March 31, 1996 increased from the three months ended March 31, 1995, principally due to unrealized losses in marketable securities and other noncash expenses.

          Minority interests
          Minority interests represent the minority stockholders' interest in the Company's aluminum operations and, with respect to periods after October 6, 1995, minority partners' interest in SHRP, Ltd.

           FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

     THE COMPANY

          Certain of the Company's subsidiaries, principally Kaiser and MGI, are restricted by their various debt agreements as to the amount of funds that can be paid in the form of dividends or loaned to the Company. The 1994 KACC Credit Agreement and the indentures governing the KACC Senior Notes and the KACC Senior Subordinated Notes contain covenants which, among other things, limit Kaiser's ability to pay cash dividends and restrict transactions between Kaiser and its affiliates. Pursuant to the terms of the 1994 KACC Credit Agreement, Kaiser is precluded from paying any dividends with respect to its common stock. The indenture governing the MGI Senior Notes and the MGI Discount Notes contains various covenants which, among other things, limit the payment of dividends and restrict transactions between MGI and its affiliates. In January 1996, MGI paid dividends of $1.6 million. As of March 31, 1996, an additional $.4 million of dividends could be paid by MGI. The most restrictive covenants governing debt of the Company's real estate and other subsidiaries would not restrict payment to the Company of all available cash and unused borrowing availability for such subsidiaries (approximately $12.3 million could be paid as of March 31, 1996).

          As of March 31, 1996, the Company (excluding its subsidiaries) had cash and marketable securities of approximately $34.7 million and available borrowings under its demand loan and pledge agreement of $25.0 million. The Company believes that its existing cash, cash equivalents and marketable securities (excluding such items owned by its subsidiaries), together with available sources of financing, will be sufficient to fund its working capital requirements for the next year. With respect to its long-term liquidity, the Company believes that its existing cash and cash resources, together with the cash proceeds from the sale of assets, distributions from its subsidiaries, and the proceeds from the sale of debt securities should be sufficient to meet its working capital requirements. See Note 6 to the Consolidated Financial Statements for a discussion of the Company's material contingencies.

          On April 24, 1996, the SEC declared effective a shelf registration statement which the Company had filed with respect to up to $200.0 million aggregate principal amount of debt securities. The Company has not determined the amount, interest rates, maturity, collateral (if any) or other terms of such debt securities or the timing of any offering of such debt securities. The debt securities could be secured by, or convertible into, shares of common stock of Kaiser owned by the Company. In that regard, Kaiser also filed a shelf registration statement with the SEC, which was also declared effective on April 24, 1996, covering 10 million shares of its common stock owned by the Company. The Company would use the net proceeds (or portions thereof) from the sale of such debt securities to retire outstanding debt, for working capital and general corporate purposes.

     ALUMINUM OPERATIONS

          Kaiser's Board of Directors has approved a proposed recapitalization (the "Proposed Recapitalization"). The Proposed Recapitalization would, among other things: (i) provide for two classes of common stock: Class A Common Shares, $.01 par value, with one vote per share ("Class A Common Shares") and a new, lesser-voting class designated as Common Stock, $.01 par value, with 1/10 vote per share ("New Common Stock"), (ii) redesignate as Class A Common Shares the 100 million currently authorized shares of Kaiser's existing common stock and authorize an additional 250 million shares of New Common Stock, and (iii) reclassify each issued share of Kaiser's existing common stock into (a) .33 of a Class A Common Share and (b) .67 of a share of New Common Stock. Kaiser would pay cash in lieu of fractional shares. Kaiser anticipates that both the Class A Common Shares and the New Common Stock would be approved for trading on the New York Stock Exchange.

          Upon the effective date of the Proposed Recapitalization, approximately 23.6 million Class A Common Shares and 48.0 million shares of New Common Stock would be issued and outstanding. The proportionate voting power of the holders of the PRIDES would increase immediately after the effectiveness of the Proposed Recapitalization until such shares are redeemed or converted, which will occur on or before December 31, 1997. As of March 31, 1996, holders of Kaiser's existing common stock and the PRIDES had 91.2% and 8.8%, respectively, of the total voting power of all stockholders. Immediately after the effectiveness of the Proposed Recapitalization, the voting power of such holders of the PRIDES would increase to 19.6% in the aggregate, with a corresponding reduction in the voting power of such holders of the existing common stock. At such time as the PRIDES are redeemed or converted, the relative voting power of the holders of the PRIDES would decrease and the relative voting power for both such holders of the PRIDES and the holders of the existing common stock would be approximately the same as it would have been had the Proposed Recapitalization not occurred.

          A special stockholders' meeting to consider the Proposed Recapitalization was scheduled for April 10, 1996. On March 19, 1996, a lawsuit was filed in the Delaware Court of Chancery which, among other things, sought to enjoin the Proposed Recapitalization. On April 8, 1996, the Delaware Court of Chancery issued a ruling which preliminarily enjoins Kaiser from implementing the Proposed Recapitalization. On April 10, 1996, the meeting was adjourned to May 1, 1996, without taking a vote on the Proposed Recapitalization. On April 19, 1996, the Delaware Supreme Court granted defendants' motion to consider, on an expedited basis, defendants' appeal of the preliminary injunction, and has scheduled oral argument on the appeal for May 21, 1996. On May 1, 1996, Kaiser's stockholders approved the Proposed Recapitalization; however, it will not be implemented pending the outcome of defendants' appeal.

          Kaiser has developed a unique micromill for the production of can sheet from molten metal based on a proprietary thin-strip, high-speed, continuous-belt casting technique linked directly to hot rolling and cold rolling mills. The first micromill is being constructed in Nevada as a demonstration production facility. KACC currently is financing the cost of the construction of the Nevada micromill, estimated to be $45.0 million, from general corporate funds, including possible borrowings under the 1994 KACC Credit Agreement, although KACC is in discussions with third parties which might provide some or all of such funding.

          Loans under the 1994 KACC Credit Agreement bear interest at a rate per annum, at KACC's election, equal to a Reference Rate (as defined) plus 1-1/2% or LIBO Rate (Reserve Adjusted) (as defined) plus 3-1/4%. After June 30, 1995, the interest rate margins applicable to borrowings under the 1994 KACC Credit Agreement may be reduced by up to 1-1/2% (non-cumulatively), based on a financial test, determined quarterly. As of December 31, 1995, the financial test permitted a reduction of 1-1/2% per annum in margins effective January 1, 1996, which reduction is continuing. At March 31, 1996, $166.8 million (of which $71.5 million could have been used for letters of credit) was available to KACC under the 1994 KACC Credit Agreement.

          Kaiser believes that its existing cash resources, together with cash flow from operations and borrowings under the 1994 KACC Credit Agreement, will be sufficient to satisfy its working capital and capital expenditure requirements for the next year. With respect to its long-term liquidity, Kaiser believes that its history of prior operating cash flow, together with its ability to obtain both short and long-term financing, should provide sufficient funds to meet its long-term working capital and capital expenditure requirements.

     FOREST PRODUCTS OPERATIONS

          As of March 31, 1996, $46.9 million of borrowings was available under Pacific Lumber's Revolving Credit Agreement, of which $3.4 million was available for letters of credit and $30.0 million for timberland acquisitions. No borrowings were outstanding as of March 31, 1996, and letters of credit outstanding amounted to $11.6 million.

          MGI and its subsidiaries anticipate that cash flow from operations, together with existing cash, cash equivalents, marketable securities and available sources of financing, will be sufficient to fund their working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, MGI and its subsidiaries believe that their existing cash and cash equivalents, together with their ability to generate sufficient cash flow from operations and obtain both short and long-term financing, should provide sufficient funds to meet their working capital and capital expenditure requirements. However, due to their highly leveraged condition, MGI and its subsidiaries are more sensitive than less-leveraged companies to factors affecting their operations, including governmental regulation affecting their timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

     REAL ESTATE AND OTHER OPERATIONS

          As of March 31, 1996, the Company's real estate and other subsidiaries had approximately $11.7 million available for use under the MCOP Credit Agreement. The Company believes that the existing cash and credit facilities of its real estate and other subsidiaries are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing should provide sufficient funds to meet their working capital and capital expenditure requirements.

TRENDS

     FOREST PRODUCTS OPERATIONS

          The Company's forest products operations are primarily conducted by Pacific Lumber and are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. While the Company does not expect that Pacific Lumber's compliance with such existing laws and regulations will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity, Pacific Lumber is subject to certain pending matters, including the pending final designation of critical habitat for the marbled murrelet (see Item 1. "Business--Forest Products Operations--Regulatory and Environmental Factors" in the Form 10-K), which could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. Moreover, the laws and regulations relating to the Company's forest products operations are modified from time to time and are subject to judicial and administrative interpretation. There can be no assurance that certain pending or future governmental regulations, legislation or judicial or administrative decisions would not materially and adversely affect Pacific Lumber or its ability to sell lumber, logs or timber.

          Judicial or regulatory actions adverse to Pacific Lumber, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair Pacific Lumber's ability to maintain adequate log inventories and force Pacific Lumber to temporarily idle or curtail operations at certain of its lumber mills from time to time.

          See also Part II, Item 1. "Legal Proceedings--Pacific Lumber Litigation" regarding a government takings action recently filed by a subsidiary of Pacific Lumber and additional takings claims which could be filed by Pacific Lumber and its subsidiaries.

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

USAT MATTERS

          In connection with the MAXXAM v. FDIC action, because the FDIC has now responded to the Company's request pursuant to the Freedom of Information Act, on April 16, 1996 the Company agreed to dismiss this suit.

RANCHO MIRAGE LITIGATION

          In connection with the In Re MAXXAM Inc./Federated Development Shareholder's Litigation, the Court held a hearing on April 2, 1996 on various trial-related matters, including defendants' motion to dismiss the claims relating to the 1987 loan transactions; to date, no decision has been issued. In addition, the Court has scheduled oral argument on the merits of the case for July 24, 1996.

KAISER RECAPITALIZATION LITIGATION

          In connection with Matheson et al. v. Kaiser Aluminum Corporation, et al., on April 8, 1996, the Delaware Court of Chancery issued a ruling which preliminarily enjoins Kaiser from implementing the Proposed Recapitalization. On April 10, 1996, the scheduled Special Meeting of Stockholders was adjourned to May 1, 1996, without taking a vote on the Proposed Recapitalization. On April 19, 1996, the Delaware Supreme Court granted defendants' motion to consider, on an expedited basis, defendants' appeal of the preliminary injunction, and has scheduled oral argument on the appeal for May 21, 1996. On May 1, 1996, Kaiser's stockholders approved the Proposed Recapitalization; however, it will not be implemented pending the outcome of defendants' appeal.

PACIFIC LUMBER LITIGATION

          In connection with the Kayes/Miller actions and the DOL civil action, a definitive agreement has been reached and approved by the Board of Directors of Pacific Lumber and the Company. The principal terms of the proposed settlement involve the payment to the class plaintiffs and their counsel of $7.0 million in cash by Pacific Lumber in exchange for full releases by the plaintiffs of defendants and dismissal of the Kayes/Miller and DOl actions. In addition, the Court has scheduled a hearing for preliminary approval of the settlement agreement on May 10, 1996, and a final hearing on the settlement agreement on July 12, 1996.

          In connection with the Marbled Murrelet action, on April 3, 1996, the Court granted a preliminary injunction preventing harvesting on the eight THPs to the extent each relies on the Owl Plan; Pacific Lumber is appealing the preliminary injunction.

          On April 22, 1996, Salmon Creek Corporation, a wholly owned subsidiary of Pacific Lumber ("Salmon Creek"), filed a lawsuit entitled Salmon Creek Corporation v. California State Board of Forestry, et al. (No.96CS01057) in the Superior Court of Sacramento County. This action seeks to overturn the BOF's decision denying approval of a THP for approximately
8 acres of virgin old growth timber in the area commonly known as the Headwaters Forest. Salmon Creek seeks a court order requiring approval of the THP so that it may harvest in accordance with the THP. Salmon Creek also seeks constitutional "just compensation" damages to the extent that its old growth timber within and surrounding the THP has been "taken" by reason of this regulatory denial and previous actions of governmental authorities. In addition, on May 7, 1996, Pacific Lumber, Scotia Pacific and Salmon Creek filed a lawsuit entitled The Pacific Lumber Company, et.
al. v. The United States of America in the United States Court of Federal Claims. The suit alleges that the federal government has "taken" over 3,800 acres of Pacific Lumber's old growth timberlands through its application of the ESA (including the Headwaters Forest). Pacific
Lumber, Scotia Pacific and Salmon Creek seek constitutional "just compensation" damages for the taking of these timberlands by the federal government's actions. The Company is uncertain as to the timing or the ultimate resolution of the foregoing actions. Pacific Lumber and its subsidiaries intend to file additional takings claims with respect to any of their timberlands which are finally designated as critical habitat for the marbled murrelet.

ITEM 5.   OTHER INFORMATION

          None.

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


                                              MAXXAM INC.




Date: May 7, 1996             By:   /s/  TERRY L. FREEMAN
                                     ------------------------------
                                           Terry L. Freeman
                                         Assistant Controller