Form 10-Q
period 1996-06-30
MAXXAM INC
filed 1996-08-14
CIK 63814

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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
Yes /X/  No / /



 Number of shares of common stock outstanding at August 1, 1996:  8,707,847


                                MAXXAM INC.

                                   INDEX


PART I. - FINANCIAL INFORMATION                                       PAGE

     Item 1.   Financial Statements

          Consolidated Balance Sheet at June 30, 1996 and
               December 31, 1995                                      3
          Consolidated Statement of Operations for the three
               and six months ended June 30, 1996 and 1995            4
          Consolidated Statement of Cash Flows for the six months
               ended June 30, 1996 and 1995                           5
          Condensed Notes to Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     13

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      21
     Item 4.   Submission of Matters to a Vote of Security Holders    22
     Item 5.   Other Information                                      23
     Item 6.   Exhibits and Reports on Form 8-K                       23
     Signatures                                                       S-1

                         CONSOLIDATED BALANCE SHEET





                                                      June 30,     December 31,
                                                        1996           1995
                                                   -------------  -------------
                                                     (Unaudited)
                                                   (IN MILLIONS OF DOLLARS)
                      ASSETS
Current assets:
     Cash and cash equivalents                     $       118.9  $       104.2
     Marketable securities                                  40.8           45.9
     Receivables:
          Trade, net of allowance for doubtful
               accounts of $5.8 and $5.5 at June
               30, 1996 and December 31, 1995,
               respectively                                227.3          246.2
          Other                                             80.7           98.9
     Inventories                                           631.5          606.8
     Prepaid expenses and other current assets             151.3          129.7
                                                   -------------  -------------
               Total current assets                      1,250.5        1,231.7
Property, plant and equipment, net of accumulated
     depreciation of $725.0 and $678.1 at June
     30, 1996 and December 31, 1995, respectively        1,235.4        1,231.9
Timber and timberlands, net of depletion of
     $146.4 and $139.6 at June 30, 1996 and
     December 31, 1995, respectively                       307.4          313.0
Investments in and advances to unconsolidated
     affiliates                                            189.5          189.1
Deferred income taxes                                      426.1          414.0
Long-term receivables and other assets                     468.4          452.6
                                                   -------------  -------------
                                                   $     3,877.3  $     3,832.3
                                                   =============  =============
      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                              $       174.9  $       196.7
     Accrued interest                                       57.9           58.0
     Accrued compensation and related benefits             151.2          166.5
     Other accrued liabilities                             153.4          148.4
     Payable to affiliates                                  92.6           90.2
     Long-term debt, current maturities                     24.4           25.1
                                                   -------------  -------------
               Total current liabilities                   654.4          684.9
Long-term debt, less current maturities                  1,648.5        1,585.1
Accrued postretirement benefits                            738.6          742.6
Other noncurrent liabilities                               679.6          680.3
                                                   -------------  -------------
               Total liabilities                         3,721.1        3,692.9
                                                   -------------  -------------
Commitments and contingencies

Minority interests                                         216.9          223.2
Stockholders' deficit:
     Preferred stock, $.50 par value; 12,500,000
          shares authorized; Class A $.05 Non-
          Cumulative Participating Convertible
          Preferred Stock; shares issued: 669,701             .3             .3
     Common stock, $.50 par value; 28,000,000
          shares authorized; shares issued:
          10,063,359                                         5.0            5.0
     Additional capital                                    155.4          155.0
     Accumulated deficit                                  (185.8)        (208.5)
     Pension liability adjustment                          (16.1)         (16.1)
     Treasury stock, at cost (shares held:
          preferred - 845; common: 1,355,512)              (19.5)         (19.5)
                                                   -------------  -------------
               Total stockholders' deficit                 (60.7)         (83.8)
                                                   -------------  -------------
                                                   $     3,877.3  $     3,832.3
                                                   =============  =============




 The accompanying notes are an integral part of these financial statements.



                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)




                                           Three Months Ended              Six Months Ended
                                                June 30,                       June 30,
                                     ----------------------------   ----------------------------
                                          1996            1995           1996           1995
                                     -------------   -------------  -------------  -------------
                                            (In millions of dollars, except share amounts)
Net sales:
     Aluminum operations             $       567.6   $       583.4  $     1,098.7  $     1,096.4
     Forest products operations               71.3            65.6          131.1          117.6
     Real estate operations                   28.8            24.3           50.1           40.6
                                     -------------   -------------  -------------  -------------
                                             667.7           673.3        1,279.9        1,254.6
                                     -------------   -------------  -------------  -------------

Costs and expenses:
     Costs of sales and operations
          (exclusive of depreciation
          and depletion):
          Aluminum operations                476.1           463.8          909.8          890.5
          Forest products operations          41.4            33.0           74.5           62.5
          Real estate operations              23.4            16.3           40.3           28.4
     Selling, general and
          administrative expenses             49.5            47.2           94.2           89.8
     Depreciation and depletion               31.3            31.1           61.9           60.9
                                     -------------   -------------  -------------  -------------
                                             621.7           591.4        1,180.7        1,132.1
                                     -------------   -------------  -------------  -------------

Operating income                              46.0            81.9           99.2          122.5

Other income (expense):
     Investment, interest and other
          income                              10.2             5.5           15.5            9.1
     Interest expense                        (45.6)          (45.4)         (90.7)         (90.8)
                                     -------------   -------------  -------------  -------------
Income before income taxes and
     minority interests                       10.6            42.0           24.0           40.8

Credit (provision) for income taxes            9.1           (10.0)           4.1           (2.8)
Minority interests                            (2.8)           (6.6)          (5.4)         (13.6)
                                     -------------   -------------  -------------  -------------

Net income                           $        16.9   $        25.4  $        22.7  $        24.4
                                     =============   =============  =============  =============


Net income per common and common
     equivalent share                $        1.78   $        2.69  $        2.40  $        2.58
                                     =============   =============  =============  =============



 The accompanying notes are an integral part of these financial statements.


                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)




                                                          Six Months Ended
                                                              June 30,
                                                   ----------------------------
                                                        1996           1995
                                                   -------------  -------------
                                                      (In millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                    $        22.7  $        24.4
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and depletion                        61.9           60.9
          Net sales (purchases) of marketable
               securities                                    8.6           (1.7)
          Minority interests                                 5.4           13.6
          Amortization of deferred financing costs
               and discounts on long-term debt              10.6            9.5
          Equity in income of unconsolidated
               affiliates                                   (7.9)          (7.1)
          Decrease (increase) in receivables                39.5          (43.2)
          Decrease in payable to affiliates and
               other liabilities                           (34.1)         (12.1)
          Increase in inventories                          (26.7)         (45.3)
          Increase (decrease) in accrued interest            (.2)            .2
          Decrease (increase) in prepaid expenses
               and other assets                            (21.4)          64.6
          Decrease in accounts payable                     (21.8)         (14.6)
          Increase in accrued and deferred income
               taxes                                       (13.3)          (6.3)
          Other                                               .4             .2
                                                   -------------  -------------
               Net cash provided by operating
                    activities                              23.7           43.1
                                                   -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from disposition of property
          and investments                                    8.2           11.0
     Capital expenditures                                  (63.8)         (33.8)
     Other                                                  (2.9)           (.3)
                                                   -------------  -------------
               Net cash used for investing
                    activities                             (58.5)         (23.1)
                                                   -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit
          agreements                                        66.5           41.1
     Proceeds from issuance of long-term debt                4.3            2.6
     Principal payments on long-term debt                  (15.4)         (20.8)
     Dividends paid to Kaiser's minority
          preferred stockholders                            (4.2)         (15.6)
     Redemption of preference stock                         (5.1)          (8.7)
     Other                                                   3.4            2.0
                                                   -------------  -------------
               Net cash provided by financing
                    activities                              49.5             .6
                                                   -------------  -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   14.7           20.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           104.2           84.6
                                                   -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $       118.9  $       105.2
                                                   =============  =============

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Net repayments of margin borrowings for
          marketable securities                    $           -  $         6.9

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest    $        80.2  $        81.0
     Income taxes paid                                      18.3           17.1



 The accompanying notes are an integral part of these financial statements.


            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


1.        GENERAL

          The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by MAXXAM Inc. with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (the "Form 10-K"). All references to the "Company" include MAXXAM Inc. and its subsidiary companies unless otherwise indicated or the context indicates otherwise. Any capitalized term used but not defined in the following Condensed Notes to the Consolidated Financial Statements have the same meaning given to them as in the Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1996, the consolidated results of operations for the three and six months ended June 30, 1996 and 1995 and consolidated cash flows for the six months ended June 30, 1996 and 1995. Certain reclassifications of prior period information have been made to conform to the current presentation.

2.        RESTRICTED CASH

          Long-term receivables and other assets, as reflected on the accompanying consolidated balance sheet, includes restricted cash in the amount of $31.1 and $31.4 at June 30, 1996 and December 31, 1995, respectively. Such restricted cash represents the amount deposited into an account held by the Trustee under the indenture governing the Timber Notes of the Company's indirect wholly owned subsidiary, Scotia Pacific Holding Company ("Scotia Pacific").

          At June 30, 1996 and December 31, 1995, cash and cash equivalents also includes $11.3 and $19.7, respectively, which is restricted for debt service payments on the succeeding note payment date for the Timber Notes.

3.        INVENTORIES

          Inventories consist of the following:




                                                  June 30,     December 31,
                                                    1996           1995
                                               -------------- --------------
Aluminum Operations:
     Finished fabricated products              $        107.4 $         91.5
     Primary aluminum and work in process               197.1          195.9
     Bauxite and alumina                                131.2          119.6
     Operating supplies and repair and
          maintenance parts                             123.0          118.7
                                               -------------- --------------
                                                        558.7          525.7
                                               -------------- --------------
Forest Products Operations:
     Lumber                                              60.0           65.5
     Logs                                                12.8           15.6
                                               -------------- --------------
                                                         72.8           81.1
                                               -------------- --------------
                                               $        631.5 $        606.8
                                               ============== ==============




4.        LONG-TERM DEBT

          Long-term debt consists of the following:




                                                  June 30,     December 31,
                                                    1996           1995
                                               -------------  -------------
Corporate:
     14% MAXXAM Senior Subordinated Reset
          Notes due May 20, 2000               $        25.0  $        25.0
     12-1/2% MAXXAM Subordinated Debentures
          due December 15, 1999, net of
          discount                                      16.6           16.5
     Other                                                 -             .1
Aluminum Operations:
     1994 KACC Credit Agreement                         80.4           13.1
     9-7/8% KACC Senior Notes due February
          15, 2002, net of discount                    223.9          223.8
     Alpart CARIFA Loan                                 60.0           60.0
     12-3/4% KACC Senior Subordinated Notes
          due February 1, 2003                         400.0          400.0
     Other                                              55.6           61.2
Forest Products Operations:
     7.95% Scotia Pacific Timber
          Collateralized Notes due July 20,
          2015                                         341.7          350.2
     11-1/4% MGI Senior Secured Notes due
          August 1, 2003                               100.0          100.0
     12-1/4% MGI Senior Secured Discount
          Notes due August 1, 2003, net of
          discount                                      98.2           92.5
     10-1/2% Pacific Lumber Senior Notes due
          March 1, 2003                                235.0          235.0
     Other                                                .7             .8
Real Estate and Other Operations:
     11% SHRP, Ltd. Senior Secured Extendible
          Notes due September 1, 2001, net of
          discount                                      14.8           13.3
     RTC Portfolio secured notes due December
          31, 1999, interest at prime plus 3%           11.7            8.0
     Other notes and contracts, secured by
          receivables, buildings, real estate
          and equipment                                  9.3           10.7
                                               -------------  -------------
                                                     1,672.9        1,610.2
Less: current maturities                               (24.4)         (25.1)
                                               -------------  -------------
                                               $     1,648.5  $     1,585.1
                                               =============  =============


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

6.        CREDIT (PROVISION) FOR INCOME TAXES

          The Company's credit (provision) for income taxes differs from the federal statutory rate due principally to (i) the revision of prior years' tax estimates and other changes in valuation allowances, (ii) percentage depletion, and (iii) foreign, state and local taxes, net of related federal tax benefits. Revision of prior years' tax estimates includes amounts for the reversal of reserves which the Company no longer believes are necessary. Generally, the reversal of reserves relate to the expiration of the relevant statute of limitations with respect to certain income tax returns, or the resolution of specific income tax matters with the relevant tax authorities. The credit for income taxes for the second quarter of 1996 includes a benefit of $13.4 million relating to the reversal of reserves the Company no longer believes are necessary. The Company's provision for income taxes for the second quarter and six months ended June 30, 1995, reflects a benefit of $4.9 million and $12.8 million, respectively, relating to the reversal of reserves the Company no longer believes are necessary.

7.        CONTINGENCIES

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

          Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At June 30, 1996, the balance of such accruals, which is primarily included in other noncurrent liabilities, was $34.6. These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and Kaiser's assessment of the likely remediation action to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $10.0 for the years 1996 through 2000 and an aggregate of approximately $8.0 thereafter.

          As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. Kaiser believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $22.0 and that the factors upon which a substantial portion of this estimate is based are expected to be resolved in early 1997. While uncertainties are inherent in the final outcome of these environmental matters, and it is impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

          Asbestos Contingencies
          KACC is a defendant in a substantial number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. At June 30, 1996, the number of such lawsuits pending was approximately 71,900, as compared to 59,700 at December 31, 1995. In 1995, approximately 41,700 of such claims were received and approximately 7,200 were settled or dismissed and, during the first six months of 1996, approximately 15,400 of such claims were received and approximately 3,200 were settled or dismissed.

          Based on past experience and reasonably anticipated future activity, Kaiser has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2008. There are inherent uncertainties involved in estimating asbestos-related costs, and Kaiser's actual costs could exceed these estimates. Kaiser's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an asbestos-related cost accrual of $159.9, before consideration of insurance recoveries, is included primarily in other noncurrent liabilities at June 30, 1996. Kaiser estimates that annual future cash payments in connection with such litigation will be approximately $13.0 to $20.0 for each of the years 1996 through 2000, and an aggregate of approximately $78.0 thereafter through 2008. While Kaiser does not believe there is a reasonable basis for estimating such costs beyond 2008, and, accordingly, did not accrue such costs, there is a reasonable possibility that such costs may continue beyond 2008, and that such costs may be substantial.

          A substantial portion of the asbestos-related claims that were filed and served on KACC during 1995 and the first half of 1996 were filed in Texas. KACC has been advised by its regional counsel that, although there can be no assurance, the increase in pending claims may have been attributable in part to tort reform legislation in Texas. Although asbestos-related claims are currently excluded from certain aspects of the Texas tort reform legislation, management has been advised that efforts to remove the asbestos-related exemption in the tort reform legislation, as well as other developments in the legislative and legal environment in Texas, may be responsible for the accelerated pace of new claims experienced in late 1995 and its continuance through the first half of 1996, albeit at a somewhat reduced rate.

          Kaiser believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. Claims for recovery from some of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from the insurance carriers. The timing and amount of ultimate recoveries from these insurance carriers are dependent upon the resolution of these disputes. KACC believes, based on prior insurance-related recoveries with respect to asbestos-related claims, existing insurance policies, and the advice of Thelen, Marrin, Johnson & Bridges with respect to applicable insurance coverage law relating to the terms and conditions of those policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $140.8, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in long-term receivables and other assets at June 30, 1996.

     Management continues to monitor claims activity, the state of the lawsuits (including settlement initiatives), legislative progress, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from Kaiser's underlying assumptions. While uncertainties are inherent in the final outcome of these asbestos matters and it is impossible to determine the actual costs that ultimately may be incurred and the insurance recoveries that will be received, management currently believes that, based on the factors discussed in the preceding paragraphs, the resolution of the asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

          On August 2, 1995, the Federal Deposit Insurance Corporation ("FDIC") filed a civil action entitled Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (No. H-95-3936) (the "FDIC action") in the U.S. District Court for the Southern District of Texas (the "Court"). The FDIC action did not name the Company as a defendant. The suit against Mr. Hurwitz seeks damages in excess of $250.0 based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. The FDIC further alleges, among other things, that Mr. Hurwitz was obligated to ensure that UFG, Federated and the Company maintained the net worth of USAT. On November 14, 1995, Mr. Hurwitz filed a motion to join the OTS to this action. On December 8, 1995, the Company filed a motion to intervene in this action and conditioned it on the Court joining the OTS to this action. The Company also filed a proposed complaint which alleges that the OTS violated the Administrative Procedures Act by rejecting the Company's bid for USAT. The Company's bylaws provide for indemnification of its officers and directors to the fullest extent permitted by Delaware law.
The Company is obligated to advance defense costs to its officers and directors, subject to the individual's obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification. In addition, the Company's indemnity obligation can, under certain circumstances, include amounts other than defense costs, including judgments and settlements. The Company has concluded that it is unable to determine a reasonable estimate of the loss (or range of loss), if any, that could result from this contingency. It is impossible to assess the ultimate outcome of the foregoing matter or its potential impact on the Company's consolidated financial position, results of operations or liquidity.

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

8.        DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

          KACC enters into primary aluminum hedging transactions in the normal course of business. The prices realized by KACC under certain sales contracts for alumina, primary aluminum and fabricated aluminum products as well as the costs incurred by KACC on certain items, such as aluminum scrap, rolling ingot, power and bauxite, fluctuate with the market price of primary aluminum, together resulting in a "net exposure" of earnings. The primary aluminum hedging transactions are designed to mitigate the net exposure of earnings to declines in the market price of primary aluminum, while retaining the ability to participate in favorable environments that may materialize. KACC has employed strategies which include forward sales and purchases of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum. With respect to its 1996, 1997 and 1998 anticipated net exposure, at June 30, 1996, KACC had sold forward 166,500 tons (all references to tons in this report refer to metric tons of 2,204.6 pounds) of primary aluminum at fixed prices, had purchased 28,900 tons of primary aluminum under forward purchase contracts at fixed prices, and had purchased put options to establish a minimum price for 157,000 tons of primary aluminum.

          In addition, at June 30, 1996, KACC had sold approximately 97%, 62% and 77% of the alumina available to it in excess of its projected internal smelting requirements for 1996, 1997 and 1998, respectively. Approximately 42% of such alumina sold for 1996 and all of such alumina sold for 1997 and 1998 have been sold at prices linked to the future prices of primary aluminum as a percentage of the price of primary aluminum ("Variable Price Contracts"), and approximately 58% of such alumina sold for 1996 has been sold at fixed prices ("Fixed Price Contracts"). The average realized prices of alumina sold under Variable Price Contracts will depend on future prices of primary aluminum, and the average realized prices of alumina sold under Fixed Price Contracts will substantially exceed Kaiser's manufacturing cost of alumina.

          From time to time, KACC also enters into forward purchase and option transactions to limit its exposure to increases in fuel costs. At June 30, 1996, KACC had entered into a series of transactions to limit its costs for 40,000 MM Btu of natural gas per day through October 1996. During July 1996, KACC entered into additional transactions for 40,000 MM Btu per day to reduce its exposure to increases in natural gas prices through March 1997.

          KACC also enters into hedging transactions in the normal course of business that are designed to reduce its exposure to fluctuations in foreign exchange rates. At June 30, 1996, KACC had net forward foreign exchange contracts totaling approximately $92.2 for the purchase of 127.0 Australian dollars from July 1996 through May 1998, in respect of its commitments for 1996, 1997 and 1998 expenditures denominated in Australian dollars.

          At June 30, 1996, the net unrealized gain on KACC's position in aluminum forward sales and option contracts, based on an average price of $1,588 per ton ($.72 per pound) of primary aluminum, natural gas forward purchase and option contracts, and forward foreign exchange contracts was $21.0.

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

     ALUMINUM OPERATIONS

          Aluminum operations account for a substantial portion of the Company's revenues and operating results. Kaiser's operating results are sensitive to changes in prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on hedging strategies. Kaiser, through its principal subsidiary KACC, operates in two business segments: bauxite and alumina, and aluminum processing. The following table presents selected operational and financial information for the three and six months ended June 30, 1996 and 1995. The information presented in the table is in millions of dollars except shipments and prices.




                                          Three Months Ended              Six Months Ended
                                               June 30,                       June 30,
                                    ----------------------------   ----------------------------
                                         1996            1995           1996           1995
                                    -------------   -------------  -------------  -------------
Shipments: (1)
     Alumina                                431.9           576.6          908.1        1,023.1
     Aluminum products:
          Primary aluminum                  100.0            63.8          174.8          111.5
          Fabricated aluminum
               products                      85.1            99.4          162.3          193.9
                                    -------------   -------------  -------------  -------------
               Total aluminum
                    products                185.1           163.2          337.1          305.4
                                    =============   =============  =============  =============

Average realized sales price:
     Alumina (per ton)              $         207   $         206  $         208  $         202
     Primary aluminum (per pound)             .69             .83            .71            .82
Net sales:
     Bauxite and alumina:
          Alumina                   $        89.5   $       118.7  $       188.5  $       206.6
          Other (2) (3)                      27.0            23.9           51.4           43.0
                                    -------------   -------------  -------------  -------------
               Total bauxite and
                    alumina                 116.5           142.6          239.9          249.6
                                    -------------   -------------  -------------  -------------
     Aluminum processing:
          Primary aluminum                  153.1           116.6          272.2          201.6
          Fabricated aluminum
               products                     294.1           319.8          579.0          636.0
          Other (3)                           3.9             4.4            7.6            9.2
                                    -------------   -------------  -------------  -------------
               Total aluminum
                    processing              451.1           440.8          858.8          846.8
                                    -------------   -------------  -------------  -------------
                    Total net sales $       567.6   $       583.4  $     1,098.7  $     1,096.4
                                    =============   =============  =============  =============

Operating income                    $        38.1   $        65.0  $        79.9  $        99.1
                                    =============   =============  =============  =============

Income before income taxes and
     minority interests             $        16.3   $        40.1  $        35.1  $        49.9
                                    =============   =============  =============  =============

Capital expenditures                $        31.9   $        13.4  $        51.7  $        27.1
                                    =============   =============  =============  =============


(1)  Shipments are expressed in thousands of metric tons.  A metric ton is equivalent to 2,204.6 pounds.
(2)  Includes net sales of bauxite.
(3)  Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.


          Net sales
          Bauxite and alumina.    Net sales to third parties for the
bauxite and alumina segment decreased 18% in the second quarter of 1996 from the second quarter of 1995, and decreased 4% in the six months ended June 30, 1996 from the six months ended June 30, 1995. Net sales from alumina decreased 25% in the second quarter of 1996 from the second quarter of 1995 due to lower shipments as a result of routine fluctuations in the timing of cargo vessel departures, compounded by below-average production at the Company's 65%-owned Alpart alumina refinery in Jamaica ("Alpart") due to an earlier power outage and at the Gramercy, Louisiana, facility due to a temporary material quality problem. Net sales from alumina decreased 9% in the six months ended June 30, 1996 from the six months ended June 30, 1995, due to lower shipments partially offset by higher average realized prices.

          Aluminum processing.    Net sales to third parties for the
aluminum processing segment increased 2% in the second quarter of 1996 from the second quarter of 1995, and were approximately the same for the six months ended June 30, 1996 and 1995. Net sales from primary aluminum increased 31% in the second quarter of 1996 from the second quarter of 1995, and increased 35% in the six months ended June 30, 1996 from the six months ended June 30, 1995, due primarily to higher shipments, partially offset by lower average realized prices. Net sales for the first half of 1995 were adversely affected by decreased shipments caused by the strike by the United Steelworkers of America ("USWA") discussed below. Shipments of primary aluminum to third parties were approximately 54% and 52% of total aluminum products shipments in the second quarter of 1996 and six months ended June 30, 1996, respectively, compared with approximately 39% and 37% in the second quarter of 1995 and six months ended June 30, 1995, respectively. Net sales from fabricated aluminum products decreased 8% in the second quarter of 1996 from the second quarter of 1995, and decreased 9% in the six months ended June 30, 1996 from the six months ended June 30, 1995, due to lower shipments for most of these products, partially offset by higher average realized prices for most of these products.

          Operating income (loss)
          Kaiser's corporate general and administrative expenses of $14.7 million and $19.3 million for the second quarter of 1996 and 1995, respectively, and $32.7 million and $37.4 million for the six months ended June 30, 1996 and 1995, respectively, were allocated by the Company to the bauxite and alumina and aluminum processing segments based on those segments' ratio of sales to unaffiliated customers.

          Operating results for the six months ended June 30, 1995 were negatively impacted by (i) an eight-day strike at five major domestic locations by the USWA, (ii) a six-day strike by the National Workers Union at Alpart, and (iii) a four-day disruption of alumina production at Alpart caused by a boiler failure. The combined impact of these events on the results for the six months ended June 30, 1995 was approximately $17.0 million in the aggregate (on a pre-tax basis) principally from lower production volume and other related costs.

          Bauxite and alumina. Operating loss for the bauxite and alumina segment for the second quarter of 1996 was $1.4 million, compared with an operating income of $16.0 million for the second quarter of 1995, principally due to lower revenue. Operating income for the six months ended June 30, 1996 was $4.8 million, compared to $14.2 million for the six months ended June 30, 1995, principally due to lower revenue. Operating results for the first half of 1995 were negatively impacted by the effect of the strikes and boiler failure.

          Aluminum processing. Operating income for the aluminum processing segment for the second quarter of 1996 was $39.4 million, compared to $49.0 million for the second quarter of 1995, principally due to lower revenue. Operating income for the six months ended June 30, 1996 was $75.0 million, compared to $84.9 million for the six months ended June 30, 1995, principally due to lower revenue. Operating results for the first half of 1995 were negatively impacted by the effect of the strike by the USWA.

          Income (loss) before income taxes and minority interests
          Income before income taxes and minority interests for the three and six months ended June 30, 1996 decreased from the three and six months ended June 30, 1995, principally due to the declines in operating income as discussed above.

     FOREST PRODUCTS OPERATIONS

          The Company's forest products operations are conducted by MGI through its principal operating subsidiaries. MGI's business is seasonal in that the forest products business generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and six months ended June 30, 1996 and 1995.





                                          Three Months Ended              Six Months Ended
                                               June 30,                       June 30,
                                    -----------------------------  -----------------------------
                                         1996            1995           1996           1995
                                    --------------  -------------- -------------- --------------
                                       (In millions of dollars, except shipments and prices)
Shipments:
     Lumber: (1)
          Redwood upper grades                12.9            12.8           23.3           23.5
          Redwood common grades               60.8            64.8          118.1          115.9
          Douglas-fir upper grades             2.8             1.4            5.0            3.2
          Douglas-fir common grades           18.6            11.1           37.9           24.5
          Other                                8.4             4.0           10.3            7.0
                                    --------------  -------------- -------------- --------------
               Total lumber                  103.5            94.1          194.6          174.1
                                    ==============  ============== ============== ==============
     Logs (2)                                  5.7             1.6           11.6            2.1
                                    ==============  ============== ============== ==============
     Wood chips (3)                           52.4            52.8          101.4           99.7
                                    ==============  ============== ============== ==============
Average sales price:
     Lumber: (4)
          Redwood upper grades      $        1,392  $        1,478 $        1,389 $        1,508
          Redwood common grades                525             498            504            467
          Douglas-fir upper grades           1,158           1,290          1,156          1,333
          Douglas-fir common grades            438             378            407            378
     Logs (4)                                  544             559            505            482
     Wood chips (5)                             67              99             77             94

Net sales:
     Lumber, net of discount        $         63.5  $         58.8 $        115.4 $        105.7
     Logs                                      3.0              .9            5.8            1.0
     Wood chips                                3.5             5.2            7.8            9.4
     Cogeneration power                         .9              .4            1.3             .8
     Other                                      .4              .3             .8             .7
                                    --------------  -------------- -------------- --------------
               Total net sales      $         71.3  $         65.6 $        131.1 $        117.6
                                    ==============  ============== ============== ==============
Operating income                    $         19.3  $         22.0 $         35.9 $         34.6
                                    ==============  ============== ============== ==============
Operating cash flow (6)             $         26.3  $         29.1 $         49.4 $         47.5
                                    ==============  ============== ============== ==============
Income before income taxes and
     minority interests             $          2.7  $          5.1 $          3.3 $            -
                                    ==============  ============== ============== ==============
Capital expenditures                $          3.1  $          2.6 $          5.9 $          4.5
                                    ==============  ============== ============== ==============


(1)  Lumber shipments are expressed in millions of board feet.
(2)  Log shipments are expressed in millions of feet, net Scribner scale.
(3)  Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(4)  Dollars per thousand board feet.
(5)  Dollars per bone dry unit.
(6)  Operating income before depletion and depreciation, also referred to as "EBITDA."


          Shipments
          Lumber shipments to third parties for the second quarter of 1996 increased from the second quarter of 1995. Increased shipments of common Douglas-fir lumber were partially offset by decreased shipments of redwood common lumber. Log shipments for the second quarter of 1996 were 5.7 million feet (net Scribner scale), an increase of 4.1 million feet from the second quarter of 1995.

          Lumber shipments to third parties for the six months ended June 30, 1996 increased from the six months ended June 30, 1995 due primarily to increased shipments of Douglas-fir and redwood common lumber. Log shipments for the six months ended June 30, 1996 were 11.6 million feet, an increase of 9.5 million feet from the six months ended June 30, 1995.

          Net sales
          Net sales for the second quarter of 1996 increased from the second quarter of 1995. This increase was principally due to higher shipments and average realized prices of common Douglas-fir lumber, increased shipments of logs and upper grade Douglas-fir lumber and higher average realized prices for redwood common lumber, partially offset by decreased shipments of redwood common lumber and lower average realized prices for upper grade redwood lumber and wood chips.

          Net sales for the six months ended June 30, 1996 increased from the six months ended June 30, 1995. This increase was principally due to higher shipments of common and upper grade Douglas-fir lumber, logs and higher average realized prices for Douglas-fir and redwood common lumber, partially offset by lower average realized prices for upper grade redwood lumber and wood chips. Shipments of fencing and other value-added common lumber products from the Company's new remanufacturing facility were a contributing factor in the improved redwood common lumber realizations.

          Operating income
          Operating income for the second quarter of 1996 decreased from the second quarter of 1995 and increased for the six months ended June 30, 1996 from the six months ended June 30, 1995. Cost of goods sold increased during the quarter and six month period ended June 30, 1996 compared to the same periods in 1995 primarily due to the increased costs associated with the higher shipments of common grade lumber. Additionally, cost of goods sold for the second quarter of 1995 was reduced by $1.5 million of business interruption proceeds for the settlement of claims related to the April 1992 earthquake.

          Income before income taxes and minority interests
          Income before income taxes for the second quarter of 1996 decreased from the second quarter of 1995 principally due to the decrease in operating income discussed above. Income before income taxes for the six months ended June 30, 1996 increased from the same period in 1995, primarily as a result of the increase in operating income as discussed above.

     REAL ESTATE AND OTHER OPERATIONS





                                            Three Months Ended              Six Months Ended
                                                 June 30,                       June 30,
                                      ----------------------------   ----------------------------
                                           1996            1995           1996           1995
                                      -------------   -------------  -------------  -------------
                                                        (In millions of dollars)
Net sales                             $        28.8   $        24.3  $        50.1  $        40.6
Operating loss                                 (1.0)            (.3)          (2.7)          (3.6)
Income (loss) before income taxes and
     minority interests                         2.0             1.2            1.2           (1.5)



          Net sales
          Net sales for the second quarter of 1996 and the six months ended June 30, 1996 increased from the same periods in 1995, principally due to $5.7 million and $10.3 million, respectively, of revenues attributable to Sam Houston Race Park, Ltd. ("SHRP, Ltd."). Operating results with respect to SHRP, Ltd. were not consolidated prior to October 6, 1995.

          Operating loss
          The operating loss decreased for the second quarter of 1996 and for the six months ended June 30, 1996 from the same periods in 1995, principally due to higher sales of real property in the Palmas del Mar development in Puerto Rico. The operating loss for the second quarter and the six months ended June 30, 1996 included losses of $.3 million and $1.0 million, respectively, due to the operations of SHRP Ltd.

          Income (loss) before income taxes and minority interests
          Income before income taxes and minority interests for the second quarter of 1996 and for the six months ended June 30, 1996 increased
compared to the loss for the same periods in 1995.   Investment, interest
and other income for the second quarter of 1996 includes a pre-tax gain of $3.1 million from the sale of a multi-family property from the RTC Portfolio for $6.3 million. Additionally, investment income for the quarter and the six months ended June 30, 1996 include income derived from lot sales at SunRidge Canyon, the Company's 50%-owned joint venture in Arizona. Interest expense for the second quarter of 1996 and for the six months ended June 30, 1996 includes interest on SHRP Ltd.'s Senior Secured Extendible Notes (see Note 4 of the Condensed Notes to Consolidated Financial Statements).

     OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS





                                            Three Months Ended              Six Months Ended
                                                 June 30,                       June 30,
                                      ----------------------------   ----------------------------
                                           1996            1995           1996           1995
                                      -------------   -------------  -------------  -------------
                                                        (In millions of dollars)
Operating loss                        $       (10.4)  $        (4.8) $       (13.9) $        (7.6)
Loss before income taxes and minority
     interests                                (10.4)           (4.4)         (15.6)          (7.6)



          Operating loss
          The operating losses represent corporate general and administrative expenses that are not attributable to the Company's industry segments. The operating losses for the second quarter of 1996 and the six months ended June 30, 1996 increased from the same periods in 1995 principally due to a $7.0 million accrual for certain legal contingencies.

          Loss before income taxes and minority interests
          The loss before income taxes and minority interests includes operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, that are not attributable to the Company's industry segments. The losses for the second quarter of 1996 and the six months ended June 30, 1996 increased from the same periods in 1995 principally due to increased operating losses discussed above.

          Credit (Provision) for Income Taxes
          The Company's credit for income taxes for the second quarter of 1996 and the provision for income taxes for the second quarter and six months ended June 30, 1995 include the reversal of reserves the Company no longer believes are necessary (see Note 6 of the Condensed Notes to Consolidated Financial Statements).

          Minority interests
          Minority interests represent the minority stockholders' interest in the Company's aluminum operations and, with respect to periods after October 6, 1995, the minority partners' interest in SHRP, Ltd.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

     THE COMPANY

          Certain of the Company's subsidiaries, principally Kaiser and MGI, are restricted by their various debt agreements as to the amount of funds that can be paid in the form of dividends or loaned to the Company. The 1994 KACC Credit Agreement and the indentures governing the KACC Senior Notes and the KACC Senior Subordinated Notes contain covenants which, among other things, limit Kaiser's ability to pay cash dividends and restrict transactions between Kaiser and its affiliates. Pursuant to the terms of the 1994 KACC Credit Agreement, Kaiser is precluded from paying any dividends with respect to its common stock. The indenture governing the MGI Senior Notes and the MGI Discount Notes contains various covenants which, among other things, limit the payment of dividends and restrict transactions between MGI and its affiliates. In January 1996, MGI paid dividends of $1.6 million. As of June 30, 1996, an additional $2.3 million of dividends could be paid by MGI. The covenants governing debt of the Company's real estate and other subsidiaries would permit payment to the Company of approximately $10.7 million as of June 30, 1996.

          As of June 30, 1996, the Company (excluding its subsidiaries) had cash and marketable securities of approximately $41.9 million and available borrowings under its Custodial Trust Agreement (defined below) of $25.0 million. The Company believes that its existing cash, cash equivalents and marketable securities (excluding such items owned by its subsidiaries), together with available sources of financing, will be sufficient to fund its working capital requirements for the next year. With respect to its long-term liquidity, the Company believes that its existing cash and cash resources, together with the cash proceeds from the sale of assets, distributions from its subsidiaries, and the proceeds from the sale of debt securities should be sufficient to meet its working capital requirements. See Note 7 of the Condensed Notes to Consolidated Financial Statements for a discussion of the Company's material contingencies.

          On June 28, 1996, the Company entered into a loan and pledge agreement (the "Custodial Trust Agreement") with Custodial Trust Company providing for up to $25.0 million in borrowings. Any amounts borrowed would be secured by Kaiser common stock owned by the Company (or such other marketable securities acceptable to the lender) with an initial market value (as defined therein) of approximately three times the amount borrowed. Borrowings under the Custodial Trust Agreement would bear interest at the prime rate plus 1/2% per annum. The Custodial Trust Agreement provides for a revolving credit arrangement during the first year of the agreement. Any borrowings outstanding on the first anniversary date of the agreement convert into a term loan maturing on the second anniversary date of the agreement. No borrowings were outstanding as of June 30, 1996.

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

          On March 19, 1996, a lawsuit was filed in the Delaware Court of Chancery which, among other things, sought to enjoin the Proposed Recapitalization. On April 8, 1996, the Delaware Court of Chancery issued a ruling which preliminarily enjoined Kaiser from implementing the Proposed Recapitalization. On April 19, 1996, the Delaware Supreme Court granted defendants' motion to consider, on an expedited basis, defendants' appeal of the preliminary injunction. On May 1, 1996, Kaiser's stockholders approved the Proposed Recapitalization; however, it will not be implemented pending the outcome of defendants' appeal. The Delaware Supreme Court heard oral arguments on May 21, 1996, but has not yet issued its decision in this matter.

          At a recent meeting of the directors of Yellow River Aluminum Industry Company Limited (the "Joint Venture"), a Sino-foreign joint equity enterprise organized under the law of the People's Republic of China between Kaiser Yellow River Investment Limited ("KYRIL"), a subsidiary of KACC, and Lanzhou Aluminum Smelters ("LAS") of the China National Nonferrous Metal Industry Corporation, KYRIL, LAS and the Joint Venture reached an agreement (i) that extended until early 1997, the time for KYRIL to make a second capital contribution to the Joint Venture, and (ii) that KYRIL would continue to explore various methods of financing any future capital contributions to the Joint Venture, including financing that could be obtained from third-party investors.

          Loans under the 1994 KACC Credit Agreement bear interest at a rate per annum, at KACC's election, equal to a Reference Rate (as defined) plus 1-1/2% or LIBO Rate (Reserve Adjusted) (as defined) plus 3-1/4%.
After June 30, 1995, the interest rate margins applicable to borrowings under the 1994 KACC Credit Agreement may be reduced by up to 1-1/2% (non-cumulatively), based on a financial test, determined quarterly. The quarterly financial test permitted a 1-1/2% reduction in margins during the
first and second quarters of 1996.   As of June 30, 1996, the financial
test permitted a reduction of 1% per annum in margins effective July 1, 1996. At June 30, 1996, $192.1 million (of which $72.5 million could have been used for letters of credit) was available to KACC under the 1994 KACC Credit Agreement.

          Kaiser believes that its existing cash resources, together with cash flow from operations and borrowings under KACC's credit agreement dated as of February 15, 1994, as amended (the "1994 Credit Agreement") will be sufficient to satisfy its working capital and capital expenditure requirements for the next year. With respect to its long-term liquidity, Kaiser believes that its operating cash flow, together with its ability to obtain both short and long-term financing, should provide sufficient funds to meet its long-term working capital and capital expenditure requirements.

     FOREST PRODUCTS OPERATIONS

          As of June 30, 1996, $45.1 million of borrowings was available under Pacific Lumber's Revolving Credit Agreement, of which $5.1 million was available for letters of credit and $30.0 million for timberland acquisitions. No borrowings were outstanding as of June 30, 1996, and letters of credit outstanding amounted to $9.9 million.

          MGI and its subsidiaries anticipate that cash flow from operations, together with existing cash, cash equivalents, marketable securities and available sources of financing, will be sufficient to fund their working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, MGI and its subsidiaries believe that their existing cash and cash equivalents, together with their ability to generate sufficient cash flow from operations and obtain both short and long-term financing, should provide sufficient funds to meet their working capital and capital expenditure requirements. However, due to their highly leveraged condition, MGI and its subsidiaries are more sensitive than less-leveraged companies to factors affecting their operations, including litigation and governmental regulation affecting their timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

     REAL ESTATE AND OTHER OPERATIONS

          As of June 30, 1996, the Company's real estate and other subsidiaries had approximately $9.0 million available for use under the MCOP Credit Agreement. The Company believes that the existing cash and credit facilities of its real estate and other subsidiaries are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing should provide sufficient funds to meet their working capital and capital expenditure requirements.

TRENDS

     FOREST PRODUCTS OPERATIONS

          The Company's forest products operations are primarily conducted by Pacific Lumber and are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. While the Company does not expect that Pacific Lumber's compliance with such existing laws and regulations will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity, Pacific Lumber is subject to certain pending matters, including the resolution of issues relating to the final designation of critical habitat for the marbled murrelet (described below), which could have a material adverse effect on Pacific Lumber's consolidated financial position, results of operations or liquidity. Moreover, the laws and regulations relating to Pacific Lumber's forest products operations are modified from time to time and are subject to judicial and administrative interpretation. There can be no assurance that certain pending or future governmental regulations, legislation or judicial or administrative decisions would not materially and adversely affect Pacific Lumber or its ability to sell lumber, logs or timber.

          In May 1996, the U.S. Fish and Wildlife Service (the "USFWS") published its final designation of critical habitat for the marbled murrelet ("Final Designation"), designating over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 33,000 acres of the Company's (privately owned) timberlands are included in the Final Designation, the substantial portion of such 33,000 acres being young growth timber. Pacific Lumber's wildlife surveys to date (based upon current survey protocols) have indicated that Pacific Lumber has approximately 6,600 acres of occupied marbled murrelet habitat. A substantial portion of this land contains virgin and residual old growth timber and the bulk of it falls within the area covered by the Final Designation. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, Pacific Lumber has attempted over the last few years to develop a habitat conservation plan for the marbled murrelet (the "Murrelet HCP"). The USFWS has given unfavorable responses to Pacific Lumber's Murrelet HCP efforts. For this reason and a variety of others, Pacific Lumber and its subsidiaries have filed two actions alleging that certain portions of its timberlands have been "taken" and seeking just compensation (see Part II, Item 1, "Legal Proceedings--Pacific Lumber Litigation").

          It is impossible to determine the potential adverse effect of the Final Designation on Pacific Lumber's consolidated financial position, results of operations or liquidity until such time as the related regulatory and legal issues are fully resolved. However, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on timberlands designated as marbled murrelet critical habitat, such effect could be material. If Pacific Lumber is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking.

          Judicial or regulatory actions adverse to Pacific Lumber, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair Pacific Lumber's ability to maintain adequate log inventories and force Pacific Lumber to temporarily idle or curtail operations at certain of its lumber mills from time to time.

          See also Part II, Item 1. "Legal Proceedings--Pacific Lumber Litigation" for further information, including government takings actions recently filed and additional takings claims which could be filed by Pacific Lumber and its subsidiaries.

                        PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K and Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (the "Form 10-Q") for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings.

USAT MATTERS

          In connection with the OTS action, the date for the hearing on the merits has been rescheduled from January 21, 1997 to May 28, 1997.

          In connection with U.S., ex rel., Martel v. Hurwitz, et al., on June 11, 1996, defendants filed their motion to dismiss this case. On August 6, 1996, the Court transferred this case to the judge handling the FDIC action.

          In connection with the FDIC action, on August 6, 1996, the court entered an order denying the FDIC's motion to stay this case pending the outcome of the OTS action.

RANCHO MIRAGE LITIGATION

          In connection with the In Re: MAXXAM Inc./Federated Development Shareholder's Litigation, the Court has rescheduled oral argument on the merits of the case from July 24, 1996 to August 13, 1996.

KAISER LITIGATION

          In connection with the Hammons action, on July 1, 1996, the United States District Court for the Central District of California granted summary judgment in favor of Kaiser and other defendants and dismissed the complaint as to all defendants with prejudice. On July 16, 1996, the Court ruled on Plaintiff's Motion for Reconsideration and confirmed its ruling and order granting summary judgment in favor of defendants.

          In connection with Matheson, et al. v. Kaiser Aluminum
Corporation, et al., the Delaware Supreme Court heard oral argument on defendants' appeal of the preliminary injunction on May 21, 1996, but has not yet issued its decision.

PACIFIC LUMBER LITIGATION

          In connection with the Kayes/Miller action and the DOL civil action, the settlement agreement in these cases was approved by the Court at the July 12, 1996 final hearing. The settlement called for payment to the class plaintiffs and their counsel of $7.0 million in cash by Pacific Lumber in exchange for full releases by the plaintiffs of defendants and dismissal of the Kayes/Miller and DOL civil actions.

          In connection with the Marbled Murrelet action, on May 7, 1996, the U. S. Ninth Circuit Court of Appeals reversed the preliminary injunction order concerning harvesting pursuant to exemptions for forest health. In addition to appealing the preliminary injunction issued on April 3, 1996 preventing harvesting on eight THPs to the extent each relies on the Owl Plan, Pacific Lumber has obtained reapproval of two of the THPs without reliance on the Owl Plan and has received confirmation from the Court that these two THPs are not subject to the preliminary injunction. Pacific Lumber continues to review and seek reapproval of the other THPs covered by the April 3, 1996 preliminary injunction.

          In connection with The Pacific Lumber Company, et al. v. The United States of America, the Court has granted the parties' agreed motion to stay this action until September 15, 1996 in order to negotiate a possible settlement involving approximately 4,500 acres of Pacific Lumber's timberlands, including a 3,000 acre stand of virgin old growth timber often referred to as the "Headwaters Forest." Settlement discussions have commenced. On July 23, 1996, EPIC and the Sierra Club filed a motion to intervene in this lawsuit.

          In connection with Salmon Creek Corporation v. California State Board of Forestry, et al., in July 1996 the parties submitted an agreed motion to stay this action until September 15, 1996 in order to negotiate a possible settlement involving the Headwaters Forest.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of stockholders of the Company was held on May 22, 1996, at which meeting the stockholders voted to elect management's slate of nominees as directors of the Company. The nominees for election are listed below, together with voting information for each nominee. Messrs. Charles E. Hurwitz and Ezra G. Levin continued as directors of the Company.

          NOMINEES FOR ELECTION BY HOLDERS OF COMMON STOCK

          Stanley D. Rosenberg - 6,718,287 votes for, -0- votes against, 37,422 votes withheld, -0- votes abstaining and -0- broker non-votes.

          Robert J. Cruikshank - 6,720,264 votes for, -0- votes against, 35,445 votes withheld, -0- votes abstaining and -0- broker non-votes.

          NOMINEES FOR ELECTION BY HOLDERS OF COMMON STOCK AND CLASS A PREFERRED STOCK

          No person was nominated to stand for election by the holders of Common Stock and Preferred Stock, voting together as a separate class to hold office until the 1999 Annual Meeting of Stockholders and a vacancy will exist with respect to such position unless the Board of Directors appoints someone to fill such vacancy.

ITEM 5.        OTHER INFORMATION

          See Part II, Item 1. "Legal Proceedings - Pacific Lumber Litigation" for information regarding settlement discussions involving the Headwaters Forest.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     A.        EXHIBITS:

          4    Loan and Pledge Agreement, dated June 28, 1996, between
                    Custodial Trust Company and MAXXAM Inc.

          11   Computation of Net Income Per Common and Common Equivalent
                    Share

          27   Financial Data Schedule

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

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


                                          MAXXAM INC.





Date: August 13, 1996         By:      TERRY L. FREEMAN
                                       Terry L. Freeman
                                     Assistant Controller