Form 10-Q
period 1996-09-30
MAXXAM INC
filed 1996-11-12
CIK 63814

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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



    Number of shares of common stock outstanding at November 1, 1996:
                              8,684,673

                                MAXXAM INC.

                                   INDEX


PART I. - FINANCIAL INFORMATION                                       PAGE

     Item 1.   Financial Statements

          Consolidated Balance Sheet at September 30, 1996 and
               December 31, 1995                                      3
          Consolidated Statement of Operations for the three and
               nine months ended September  30, 1996 and 1995         4
          Consolidated Statement of Cash Flows for the nine months
               ended September 30, 1996 and 1995                      5
          Condensed Notes to Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    14

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      26
     Item 6.   Exhibits and Reports on Form 8-K                       28
     Signatures                                                       S-1

                        MAXXAM INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET



                                                 September 30,   December 31,
                                                      1996           1995
                                                 -------------  -------------
                                                  (Unaudited)
                                                   (IN MILLIONS OF DOLLARS)
                     ASSETS
Current assets:
     Cash and cash equivalents                   $       120.5  $      104.2
     Marketable securities                                50.6          45.9
     Receivables:
          Trade, net of allowance for doubtful
               accounts of $5.8 and $5.5 at
               September 30, 1996 and December 31,
               1995, respectively                        220.8         246.2
          Other                                           67.8          98.9
     Inventories                                         623.6         606.8
     Prepaid expenses and other current assets           156.5         129.7
                                                 -------------  ------------
               Total current assets                    1,239.8       1,231.7
Property, plant and equipment, net of
     accumulated depreciation of $750.6 and
     $678.1 at September 30, 1996 and December
     31, 1995, respectively                            1,252.4       1,231.9
Timber and timberlands, net of depletion of
     $151.3 and $139.6 at September 30, 1996
     and December 31, 1995, respectively                 303.0         313.0
Investments in and advances to unconsolidated
     affiliates                                          186.3         189.1
Deferred income taxes                                    435.5         414.0
Long-term receivables and other assets                   466.1         452.6
                                                 -------------  ------------
                                                 $     3,883.1  $    3,832.3
                                                 =============  ============
     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                            $       170.7  $      196.7
     Accrued interest                                     24.8          58.0
     Accrued compensation and related benefits           126.2         166.5
     Other accrued liabilities                           170.6         148.4
     Payable to affiliates                                96.6          90.2
     Long-term debt, current maturities                   26.4          25.1
                                                 -------------  ------------
               Total current liabilities                 615.3         684.9
Long-term debt, less current maturities                1,683.9       1,585.1
Accrued postretirement benefits                          736.7         742.6
Other noncurrent liabilities                             684.5         680.3
                                                 -------------  ------------
               Total liabilities                       3,720.4       3,692.9
                                                 -------------  ------------
Commitments and contingencies

Minority interests                                       217.9         223.2
Stockholders' deficit:
     Preferred stock, $.50 par value;
          12,500,000 shares authorized; Class A
          $.05 Non-Cumulative Participating
          Convertible Preferred Stock; shares
          issued: 669,701                                   .3            .3
     Common stock, $.50 par value; 28,000,000
          shares authorized; shares issued:
          10,063,685                                       5.0           5.0
     Additional capital                                  155.6         155.0
     Accumulated deficit                                (180.5)       (208.5)
     Pension liability adjustment                        (16.1)        (16.1)
     Treasury stock, at cost (shares held:
          preferred - 845; common - 1,355,512)           (19.5)        (19.5)
                                                 -------------  ------------
               Total stockholders' deficit               (55.2)        (83.8)
                                                 -------------  ------------
                                                 $     3,883.1  $    3,832.3
                                                 =============  ============

       The accompany notes are an integral part of these financial statements.


                                MAXXAM INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF OPERATIONS
                                         (UNAUDITED)



                                         Three Months Ended           Nine Months Ended
                                            September 30,               September 30,
                                     -------------------------   --------------------------
                                         1996          1995          1996          1995
                                     ------------  ------------  ------------  ------------
                                         (In millions of dollars, except share amounts)
Net sales:
     Aluminum operations             $      553.4  $     550.3   $    1,652.1  $   1,646.7
     Forest products operations              68.5         63.3          199.6        180.9
     Real estate and other
          operations                         19.3         24.4           69.4         65.0
                                     ------------  ------------  ------------  ------------
                                            641.2        638.0        1,921.1      1,892.6
                                     ------------  ------------  ------------  ------------

Costs and expenses:
     Costs of sales and operations
          (exclusive of depreciation
          and depletion):
          Aluminum operations               485.0        439.3        1,394.8      1,329.8
          Forest products operations         40.1         33.5          114.6         96.0
          Real estate and other
               operations                    16.8         20.0           57.1         48.4
     Selling, general and
          administrative expenses            58.7         50.7          152.9        140.5
     Depreciation and depletion              31.0         30.1           92.9         91.0
                                     ------------  ------------  ------------  ------------
                                            631.6        573.6        1,812.3      1,705.7
                                     ------------  ------------  ------------  ------------

Operating income                              9.6         64.4          108.8        186.9

Other income (expense):
     Investment, interest and other
          income (expense)                   19.6          (.4)          35.1          8.7
     Interest expense                       (44.8)       (45.3)        (135.5)      (136.1)
                                     ------------  ------------  ------------  ------------
Income (loss) before income taxes
     and minority interests                 (15.6)        18.7            8.4         59.5

Credit (provision) for income taxes          23.0         (1.8)          27.1         (4.6)
Minority interests                           (2.1)        (6.2)          (7.5)       (19.8)
                                     ------------  ------------  ------------  ------------

Net income                           $        5.3  $      10.7   $       28.0  $      35.1
                                     ============  ============  ============  ============


Net income per common and common
     equivalent share                $        .56  $      1.13   $       2.96  $      3.71
                                     ============  ============  ============  ============


    The accompanying notes are an integral part of these financial statements.


                            MAXXAM INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)





                                                      Nine Months Ended
                                                        September 30,
                                                 --------------------------
                                                     1996          1995
                                                 ------------  ------------
                                                  (In millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                  $       28.0  $       35.1
     Adjustments to reconcile net income to net
          cash provided by operating
          activities:
          Depreciation and depletion                     92.9          91.0
          Net sales of marketable securities              1.0           8.9
          Minority interests                              7.5          19.8
          Amortization of deferred financing
               costs and discounts on long-term
               debt                                      15.9          14.3
          Amortization of excess investment
               over equity in net assets of
               unconsolidated affiliates                  9.1           8.7
          Equity in income of unconsolidated
               affiliates                                (7.5)        (17.1)
          Net gain on sale of real estate,
               mortgage loans and other assets          (17.4)         (3.8)
          Decrease (increase) in receivables             57.1         (72.9)
          Increase (decrease) in payable to
               affiliates and other liabilities         (40.5)          9.0
          Increase in inventories                       (18.2)        (68.6)
          Decrease in accrued interest                  (31.2)        (33.1)
          Decrease (increase) in prepaid
               expenses and other assets                (27.4)         82.9
          Decrease in accounts payable                  (25.9)         (4.8)
          Increase in accrued and deferred
               income taxes                             (25.9)        (11.1)
          Other                                          (4.0)         (5.3)
                                                 ------------  ------------
               Net cash provided by operating
                    activities                           13.5          53.0
                                                 ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from disposition of property
          and investments                                35.0          24.8
     Capital expenditures                              (108.0)        (54.9)
     Other                                               (2.4)         (9.6)
                                                 ------------  ------------
               Net cash used for investing
                    activities                          (75.4)        (39.7)
                                                 ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit
          agreements                                    117.3          53.0
     Proceeds from issuance of long-term debt             4.3           7.2
     Principal payments on long-term debt               (32.6)        (35.3)
     Dividends paid to Kaiser's minority
          preferred stockholders                         (8.4)        (18.4)
     Redemption of preference stock                      (5.2)         (8.8)
     Other                                                2.8           4.6
                                                 ------------  ------------
               Net cash provided by financing
                    activities                           78.2           2.3
                                                 ------------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                16.3          15.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD                                             104.2          84.6
                                                 ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $      120.5  $      100.2
                                                 ============  ============
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
     Net repayments of margin borrowings for
          marketable securities                  $          -  $        6.9
    Reduction of stockholders' deficit due to
          redemption of Kaiser preferred stock   $          -  $      134.3
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Interest paid, net of capitalized interest  $      150.9  $      154.8
     Income taxes paid                                   21.7          21.4

   The accompanying notes are an integral part of these financial statements.


                      MAXXAM INC. AND SUBSIDIARIES
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


1.        GENERAL

          The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by MAXXAM Inc. with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (the "Form 10-K"). All references to the "Company" include MAXXAM Inc. and its subsidiary companies unless otherwise noted or the context indicates otherwise. Any capitalized terms used but not defined in the following Condensed Notes to the Consolidated Financial Statements have the same meaning given to them as in the Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1996, the consolidated results of operations for the three and nine months ended September 30, 1996 and 1995 and consolidated cash flows for the nine months ended September 30, 1996 and 1995. Certain reclassifications of prior period information have been made to conform to the current presentation.

2.        RESTRICTED CASH

          Long-term receivables and other assets, as reflected on the accompanying consolidated balance sheet, includes restricted cash in the amount of $30.5 and $31.4 at September 30, 1996 and December 31, 1995, respectively. Such restricted cash represents the amount deposited into an account held by the Trustee under the indenture governing the Timber Notes of the Company's indirect wholly owned subsidiary, Scotia Pacific Holding Company ("Scotia Pacific").

          At September 30, 1996 and December 31, 1995, cash and cash equivalents also includes $5.7 and $19.7, respectively, which is restricted for debt service payments on the succeeding note payment date for the Timber Notes.

3.        INVENTORIES

          Inventories consist of the following:





                                                September 30,  December 31,
                                                    1996           1995
                                                ------------   -------------
Aluminum Operations:
    Finished fabricated products               $       108.4  $        91.5
    Primary aluminum and work in process               190.0          195.9
    Bauxite and alumina                                122.5          119.6
    Operating supplies and repair and
         maintenance parts                             124.6          118.7
                                               -------------  -------------
                                                       545.5          525.7
                                               -------------  -------------
Forest Products Operations:
    Lumber                                              58.8           65.5
    Logs                                                19.3           15.6
                                               -------------  -------------
                                                        78.1           81.1
                                               -------------  -------------
                                               $       623.6  $       606.8
                                               =============  =============


4.       LONG-TERM DEBT

         Long-term debt consists of the following:



                                           September 30,  December 31,
                                               1996           1995
                                           ------------   ------------
Corporate:
    14% MAXXAM Senior Subordinated Reset
         Notes due May 20, 2000            $       25.0   $      25.0
    12-1/2% MAXXAM Subordinated Debentures
         due December 15, 1999, net of
         discount                                  16.7          16.5
    Other                                             -            .1
Aluminum Operations:
    1994 KACC Credit Agreement                    131.2          13.1
    9-7/8% KACC Senior Notes due February
         15, 2002, net of discount                224.0         223.8
    Alpart CARIFA Loan                             60.0          60.0
    12-3/4% KACC Senior Subordinated Notes
         due February 1, 2003                     400.0         400.0
    Other                                          52.1          61.2
Forest Products Operations:
    7.95% Scotia Pacific Timber
         Collateralized Notes due July 20,
         2015                                     336.1         350.2
    10-1/2% Pacific Lumber Senior Notes
         due March 1, 2003                        235.0         235.0
    11-1/4% MGI Senior Secured Notes due
         August 1, 2003                           100.0         100.0
    12-1/4% MGI Senior Secured Discount
         Notes due August 1, 2003, net of
         discount                                 101.0          92.5
    Other                                            .8            .8
Real Estate and Other Operations:
    11% SHRP, Ltd. Senior Secured
         Extendible Notes due September 1,
         2001, net of discount                     15.6          13.3
    RTC Portfolio secured notes due
         December 31, 1999, interest at
         prime plus 3%                              3.8           8.0
    Other notes and contracts, secured by
         receivables, buildings, real
         estate and equipment                       9.0          10.7
                                           -------------  ------------
                                                1,710.3       1,610.2
Less: current maturities                          (26.4)        (25.1)
                                           -------------  ------------
                                           $    1,683.9   $   1,585.1
                                           =============  ============


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

          Subsequent Event - Kaiser Offering of 10-7/8% Senior Notes
          On October 23, 1996, (the "Issuance Date"), KACC completed an offering (the "Offering") of $175.0 principal amount of 10-7/8% Senior Notes due 2006 (the "10-7/8% Senior Notes") at 99.5% of their principal amount to yield 10.96% at maturity. The 10-7/8% Senior Notes rank pari passu with outstanding indebtedness under KACC's credit agreement dated as of February 15, 1994, as amended (the "1994 KACC Credit Agreement") and KACC's 9-7/8% Senior Notes due 2002 (the "Senior Notes") in right and priority of payment and are guaranteed on a senior, unsecured basis by certain of Kaiser's subsidiaries (the "Subsidiary Guarantors"). Net proceeds from the Offering on the Issuance Date, after estimated expenses, were approximately $168.9, of which $91.7 were utilized to reduce the outstanding borrowings under the revolving credit facility of the 1994 KACC Credit Agreement to zero. The remaining net proceeds (approximately $77.2) were invested in short-term investments pending their application for working capital and general corporate purposes, including capital projects.

          On a pro forma basis, at September 30, 1996, after giving effect to the Offering and the application of proceeds therefrom, the Company's total consolidated indebtedness would have increased from $1,710.3 to $1,753.2, borrowing capacity of $273.1 would have been available for use under the 1994 KACC Credit Agreement and the Company would have had available additional cash proceeds from the Offering of $37.7.

          During October 1996, the 1994 KACC Credit Agreement was amended to, among other things, provide for the Offering of the 10-7/8% Senior Notes discussed above and to modify certain of the financial covenants contained in the 1994 KACC Credit Agreement.

5.       PER SHARE INFORMATION

          Per share calculations are based on the weighted average number of common shares outstanding in each period and, if dilutive, weighted average common equivalent shares assumed to be issued from the exercise of common stock options based upon the average price of the Company's common stock during the period.

6.       CREDIT (PROVISION) FOR INCOME TAXES

          The Company's credit (provision) for income taxes differs from the federal statutory rate due principally to (i) the revision of prior years' tax estimates and other changes in valuation allowances, (ii) percentage depletion, and (iii) foreign, state and local taxes, net of related federal tax benefits. Revision of prior years' tax estimates includes amounts for the reversal of reserves which the Company no longer believes are necessary. Generally, the reversal of reserves relate to the expiration of the relevant statute of limitations with respect to certain income tax returns, or the resolution of specific income tax matters with the relevant tax authorities. The credit for income taxes for the third quarter and nine months ended September 30, 1996 includes a benefit of $17.0 and $30.4, respectively, relating to the reversal of reserves the Company no longer believes are necessary. The Company's provision for income taxes for the third quarter and nine months ended September 30, 1995, reflects a benefit of $4.9 and $17.7, respectively, relating to the reversal of reserves the Company no longer believes are necessary.

7.       CONTINGENCIES

          Environmental Contingencies
          Kaiser and its principal operating subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based on such laws. KACC is currently subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments Reauthorization Act of 1986 ("CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

          Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At September 30, 1996, the balance of such accruals, which is primarily included in other noncurrent liabilities, was $32.9. These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and Kaiser's assessment of the likely remediation action to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $2.0 to $10.0 for the years 1996 through 2000 and an aggregate of approximately $7.0 thereafter.

          As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. Kaiser believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $26.5 and that the factors upon which a substantial portion of this estimate is based are expected to be resolved in early 1997. While uncertainties are inherent in the final outcome of these environmental matters, and it is impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

          Asbestos Contingencies
          KACC is a defendant in a substantial number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. At September 30, 1996, the number of such lawsuits pending was approximately 75,900, as compared to 59,700 at December 31, 1995. In 1995, approximately 41,700 of such claims were received and approximately 7,200 were settled or dismissed. During the first nine months of 1996, approximately 20,000 of such claims were received and approximately 3,800 were settled or dismissed.

          Based on past experience and reasonably anticipated future activity, Kaiser has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2008. There are inherent uncertainties involved in estimating asbestos-related costs, and Kaiser's actual costs could exceed these estimates. Kaiser's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an estimated asbestos-related cost accrual of $160.0 before consideration of insurance recoveries, is included primarily in other noncurrent liabilities at September 30, 1996. Kaiser estimates that annual future cash payments in connection with such litigation will be approximately $13.0 to $20.0 for each of the years 1996 through 2000, and an aggregate of approximately $78.0 thereafter through 2008. While Kaiser does not believe there is a reasonable basis for estimating such costs beyond 2008, and, accordingly, did not accrue such costs, there is a reasonable possibility that such costs may continue beyond 2008, and that such costs may be substantial.

          A substantial portion of the asbestos-related claims that were filed and served on KACC during 1995 and the first nine months of 1996 were filed in Texas. KACC has been advised by its regional counsel that, although there can be no assurance, the increase in pending claims may have been attributable in part to tort reform legislation in Texas. Although asbestos-related claims are currently exempt from certain aspects of the Texas tort reform legislation, management has been advised that efforts to remove the asbestos-related exemption in the tort reform legislation relating to the doctrine of forum non conveniens, as well as other developments in the legislative and legal environment in Texas, may be responsible for the accelerated pace of new claims experienced in late 1995 and its continuance through the first nine months of 1996, albeit at a somewhat reduced rate.

          Kaiser believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. Claims for recovery from some of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from the insurance carriers. The timing and amount of ultimate recoveries from these insurance carriers are dependent upon the resolution of these disputes. Kaiser believes, based on prior insurance-related recoveries with respect to asbestos-related claims, existing insurance policies, and the advice of Thelen, Marrin, Johnson & Bridges with respect to applicable insurance coverage law relating to the terms and conditions of those policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $142.3, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in long-term receivables and other assets at September 30, 1996.

          Management continues to monitor claims activity, the status of the lawsuits (including settlement initiatives), legislative progress, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from Kaiser's underlying assumptions. While uncertainties are inherent in the final outcome of these asbestos matters and it is impossible to determine the actual costs that ultimately may be incurred and the insurance recoveries that will be received, management believes that, based on the factors discussed in the preceding paragraphs, the resolution of the asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

          On August 2, 1995, the Federal Deposit Insurance Corporation ("FDIC") filed a civil action entitled Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (No. H-95-3936) (the "FDIC action") in the U.S. District Court for the Southern District of Texas (the "Court"). The FDIC action did not name the Company as a defendant. The suit against Mr. Hurwitz seeks damages in excess of $250.0 based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. The FDIC further alleges, among other things, that Mr. Hurwitz was obligated to ensure that UFG, Federated and the Company maintained the net worth of USAT. On November 14, 1995, Mr. Hurwitz filed a motion to join the OTS to this action. On December 8, 1995, the Company filed a motion to intervene in this action and conditioned it on the Court joining the OTS to this action. The Company also filed a proposed complaint with its motion to intervene which alleges that the OTS violated the Administrative Procedures Act by rejecting the Company's bid for USAT. The court has scheduled a pre-trial conference for November 19, 1996. The Company's bylaws provide for indemnification of its officers and directors to the fullest extent permitted by Delaware law. The Company is obligated to advance defense costs to its officers and directors, subject to the individual's obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification. In addition, the Company's indemnity obligation can, under certain circumstances, include amounts other than defense costs, including judgments and settlements. The Company has concluded that it is unable to determine a reasonable estimate of the loss (or range of loss), if any, that could result from this contingency. It is impossible to assess the ultimate outcome of the foregoing matter or its potential impact on the Company's consolidated financial position, results of operations or liquidity.

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

8.       HEADWATERS AGREEMENT

          On September 28, 1996, the Company and Pacific Lumber (the "Pacific Lumber Parties") entered into an agreement (the "Headwaters Agreement") which provides the framework for the acquisition by the United States and California of approximately 5,600 acres of Pacific Lumber's timberlands commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (the "Headwaters Timberlands"). The Headwaters Timberlands would be transferred in exchange for (a) property and consideration (including cash) from the United States and California having an aggregate fair market value of $300 million and (b) approximately 7,775 acres of adjacent timberlands to be acquired by the United States and California (the "Elk River Timberlands"). The Pacific Lumber Parties have agreed not to conduct logging operations (including salvage logging) on the Headwaters Timberlands while the Headwaters Agreement is in effect. The continuing effectiveness of the Headwaters Agreement is predicated on the satisfaction of various conditions, including completion within ten months of specified closing items.

          The Headwaters Agreement also provides, among other things, for expedited processing by the United States of an incidental take permit ("Permit") to be based upon the Multi-Species HCP covering all of Pacific Lumber's existing timber properties and any timber properties acquired as a result of the Headwaters Agreement. The agreement also requires expedited processing by California of an SYP. Closing of the Headwaters Agreement is subject to various conditions, including (a) acquisition by the government of the Elk River Timberlands from a third party, (b) approval of an SYP and a Multi-Species HCP, and issuance of a Permit, each in form and substance satisfactory to Pacific Lumber, (c) the issuance by the Internal Revenue Service and the California Franchise Tax Board of closing agreements in form and substance sought by and satisfactory to the Pacific Lumber Parties, (d) the absence of a judicial decision in any litigation brought by third parties that any party reasonably believes will significantly delay or impair the transactions described in the Headwaters Agreement, and
(e) the dismissal with prejudice at closing of the Takings Litigation.

9.       DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

          Kaiser's earnings are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. KACC enters into primary aluminum hedging transactions from time to time in the normal course of business. Primary aluminum hedging transactions are designed to mitigate Kaiser's exposure to declines in the market price of primary aluminum, while retaining the ability to participate in favorable environments that may materialize. KACC has employed strategies which include forward sales and purchases of primary aluminum at fixed prices and the purchase or sale of options for primary aluminum. At September 30, 1996, KACC had sold forward, at fixed prices, approximately 69,000 and 93,600 tons (all references to tons in this report refer to metric tons of 2,204.6 pounds) of primary aluminum in excess of its projected internal fabrication requirements for 1997 and 1998, respectively, and had purchased put options to establish a minimum price for 66,000 and 45,000 tons of such 1997 and 1998 surplus, respectively. During October, 1996, KACC purchased put options to establish a minimum price for an additional 126,000 tons of primary aluminum in excess of its projected 1997 internal fabrication requirements and entered into options contracts that established a price range for an additional 48,000 tons of Kaiser's 1998 surplus.

          In addition, at September 30, 1996, KACC had sold forward approximately 73% and 85% of the alumina available to it in excess of its projected internal smelting requirements for 1997 and 1998, respectively. Virtually all of such 1997 and 1998 sales were made at prices indexed to future prices of primary aluminum.

          From time to time, KACC also enters into forward purchase and option transactions to limit its exposure to increases in natural gas and fuel oil costs. As of September 30, 1996, KACC had option contracts for the purchase of approximately 40,000 MMBtu of gas per day during the first quarter of 1997, and a combination of fixed price purchase and option contracts for 20,000 MMBtu of natural gas per day for the period April 1997 to December 1998. At September 30, 1996, KACC also held option contracts for 54,000 barrels of fuel oil per month for the period January 1997 through December 1998.

          KACC also enters into hedging transactions in the normal course of business that are designed to reduce its exposure to fluctuations in foreign exchange rates. At September 30, 1996, KACC had net forward foreign exchange contracts totaling approximately $81.6 for the purchase of
110.0 Australian dollars from January 1997 through June 1998, in respect of its commitments for 1997 and 1998 expenditures denominated in Australian dollars.

          At September 30, 1996, the net unrealized gain on KACC's position in aluminum forward sales and option contracts, based on an average price of $1,481 per ton ($.67 per pound) of primary aluminum, natural gas and fuel oil forward purchase and option contracts, and forward foreign exchange contracts was approximately $46.4.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

          This section contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in various places in this section and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers primarily with respect to the future operating performance of the Company. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. This section identifies important factors that could cause such differences.

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

     ALUMINUM OPERATIONS

          Aluminum operations account for a substantial portion of the Company's revenues and operating results. Kaiser's operating results are sensitive to changes in prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on hedging strategies. Kaiser, through its principal subsidiary KACC, operates in two business segments: bauxite and alumina, and aluminum processing. The following table presents selected operational and financial information for the three and nine months ended September 30, 1996 and 1995. The information presented in the table is in millions of dollars except shipments and prices.




                                        Three Months Ended          Nine Months Ended
                                          September 30,               September 30,
                                    --------------------------  --------------------------
                                        1996          1995          1996          1995
                                    -----------   ------------  ------------  ------------
Shipments: (1)
    Alumina                               598.6          471.5       1,506.7      1,494.6
    Aluminum products:
         Primary aluminum                  88.1           73.0         262.9        184.5
         Fabricated aluminum
              products                     83.1           90.4         245.4        284.3
                                    -----------   ------------  ------------  -----------
              Total aluminum
                   products               171.2          163.4         508.3        468.8
                                    ===========   ============  ============  ===========

Average realized sales price:
    Alumina (per ton)               $       187   $        206  $        199  $       203
    Primary aluminum (per pound)            .67            .83           .69          .82

Net sales:
    Bauxite and alumina:
         Alumina                    $     111.7   $       97.2  $      300.2  $     303.8
         Other (2) (3)                     25.8           22.3          77.2         65.3
                                    -----------   ------------  ------------  -----------
              Total bauxite and
                   alumina                137.5          119.5         377.4        369.1
                                    -----------   ------------  ------------  -----------
    Aluminum processing:
         Primary aluminum                 130.6          133.4         402.8        335.0
         Fabricated aluminum
              products                    282.4          293.0         861.4        929.0
         Other (3)                          2.9            4.4          10.5         13.6
                                    -----------   ------------  ------------  -----------
              Total aluminum
                   processing             415.9          430.8       1,274.7      1,277.6
                                    -----------   ------------  ------------  -----------
                   Total net sales  $     553.4   $      550.3  $    1,652.1  $   1,646.7
                                    ===========   ============  ============  ===========

Operating income                    $      12.0   $       54.8  $       91.9  $     153.9
                                    ===========   ============  ============  ===========

Income (loss) before income taxes
    and minority interests          $      (8.5)  $       23.1  $       26.6  $      73.0
                                   ============  ============  ============  ===========

Capital expenditures and
    investments in unconsolidated
    affiliates                      $      39.2   $       26.1  $       91.1  $      53.2
                                   ============   ============  ============  ===========


---------------

          (1)  Shipments are expressed in thousands of metric tons.  A metric ton is equivalent to 2,204.6 pounds.
          (2)  Includes net sales of bauxite.
          (3)  Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.


          Summary
          Kaiser had operating income of $12.0 million for the third quarter of 1996, compared to operating income of $54.8 million for the same period of 1995. Net sales in the third quarter of 1996 totaled $553.4 million compared to $550.3 million in the third quarter of 1995. For the first nine months of 1996, Kaiser's operating income was $91.9 million, compared to operating income of $153.9 million in the first nine months of 1995. Net sales for the first nine months of 1996 were $1,652.1 million, compared to $1,646.7 million for the same period in 1995.

          Results for the third quarter and nine months ended September 30, 1996, reflect the substantial reduction in market prices for primary aluminum more fully discussed below (see "-- Trends -- Aluminum Operations"). Alumina prices, which are significantly influenced by changes in primary aluminum prices, also declined from period to period. The decrease in product prices more than offset the positive impact of increases in shipments in several segments of Kaiser's business, as more fully discussed below.

          From a comparative perspective, it should be noted that results for the first nine months of 1995 reflect approximately $17.0 million of first-quarter 1995 pre-tax expenses associated with an eight-day strike at five major U.S. locations, a six-day strike at Kaiser's Alpart alumina refinery, and a four-day disruption of alumina production at Alpart caused by a boiler failure.

          Bauxite and Alumina
          Net sales for the bauxite and alumina segment increased by 15% for the quarter ended September 30, 1996, from the comparable period in the prior year, as increased shipments of alumina (27%) more than offset a 9% decline in prices realized from the sale of alumina. Net segment sales for the nine months ended September 30, 1996, were basically unchanged from the same period in 1995 as, on a year to date basis, nominal alumina price declines were offset by a modest increase in alumina shipments. The reduction in prices realized, particularly for the quarter ended September 30, 1996, reflects the substantial decline in primary aluminum prices experienced in 1996 discussed above, as well as the impact of certain short term sales of previously uncommitted alumina production.

          Operating income (loss) for this segment of Kaiser's business declined significantly from prior year periods as a result of: (1) reduced gross margins from alumina sales resulting from the previously discussed price declines; (2) high operating costs associated with disruptions in the power supply at Kaiser's Alpart alumina refinery; and (3) increased natural gas costs at Kaiser's Gramercy, Louisiana alumina refinery. Operating income for the nine months ended September 30, 1996, was also unfavorably impacted by a temporary raw material quality problem experienced at Kaiser's Gramercy facility during the second quarter of 1996.

          Aluminum Processing
          Net sales of primary aluminum declined by only 2% for the quarter ended September 30, 1996, from the comparable prior year period as a 19% reduction in prices realized was substantially offset by a 21% increase in shipments. For the first nine months of 1996 increases in shipments of 42.5% more than offset a 16% decline in product prices from period to period. The increases in shipments during the quarter and the nine months ended September 30, 1996 are the result of increased shipments of primary aluminum to third parties as a result of a decline in intracompany transfers.

          Net sales of fabricated aluminum products were down 4% and 7% for the quarter and the nine months ended September 30, 1996, respectively, as compared to prior year periods as a result of reduced shipments (primarily related to can sheet activities) resulting from suppressed growth in demand and reduction of consumer inventories. The impact of reduced product shipments was to a limited degree offset by 5% and 7% increases in prices realized from the sale of fabricated aluminum products for the quarter and nine months ended September 30, 1996, respectively, resulting from a shift in product mix (to higher-end value added products), due to reduced can sheet shipments.

     FOREST PRODUCTS OPERATIONS

          The Company's forest products operations are conducted by MGI through its principal operating subsidiaries. MGI's business is seasonal in that the forest products business generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and nine months ended September 30, 1996 and 1995.





                                        Three Months Ended          Nine Months Ended
                                          September 30,               September 30,
                                    -------------------------   --------------------------
                                        1996          1995          1996          1995
                                    ------------  ------------  ------------  ------------
                                    (In millions of dollars, except shipments and prices)
Shipments:
    Lumber: (1)
         Redwood upper grades               12.8          11.5          36.1          35.0
         Redwood common grades              57.1          48.3         175.2         164.2
         Douglas-fir upper grades            2.8           1.8           7.8           5.0
         Douglas-fir common grades          18.8          19.2          56.7          43.7
         Other                               5.5           2.6          15.8           9.6
                                    ------------  ------------  ------------  ------------
              Total lumber                  97.0          83.4         291.6         257.5
                                    ============  ============  ============  ============
    Logs (2)                                 4.5           4.8          16.1           6.9
                                    ============  ============  ============  ============
    Wood chips (3)                          55.8          67.1         157.2         166.8
                                    ============  ============  ============  ============
Average sales price:
    Lumber: (4)
         Redwood upper grades       $      1,368  $      1,514  $      1,382  $      1,510
         Redwood common grades               518           499           509           476
         Douglas-fir upper grades          1,108         1,261         1,138         1,308
         Douglas-fir common grades           489           416           435           395
    Logs (4)                                 478           453           498           462
    Wood chips (5)                            74           114            76           102

Net sales:
    Lumber, net of discount         $       60.5  $       52.3  $      175.9  $      158.0
    Logs                                     2.2           2.2           8.0           3.2
    Wood chips                               4.1           7.6          11.9          17.0
    Cogeneration power                       1.1            .9           2.4           1.7
    Other                                     .6            .3           1.4           1.0
                                    ------------  ------------  ------------  ------------
              Total net sales       $       68.5  $       63.3  $      199.6  $      180.9
                                    ============  ============  ============  ============
Operating income                    $       17.6  $       19.1  $       53.5  $       53.7
                                    ============  ============  ============  ============

Operating cash flow (6)             $       24.3  $       25.2  $       73.7  $       72.7
                                    ============  ============  ============  ============
Income before income taxes and
    minority interests              $         .7  $        2.6  $        4.0  $        2.6
                                    ============  ============  ============  ============
Capital expenditures                $        3.1  $        2.1  $        9.0  $        6.6
                                    ============  ============  ============  ============


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


          Shipments
          Lumber shipments to third parties for the third quarter of 1996 increased from the third quarter of 1995 due primarily to increased shipments of both common and upper grade redwood lumber and upper grade Douglas-fir lumber. Lumber shipments to third parties for the nine months ended September 30, 1996 increased from the nine months ended September 30, 1995 due primarily to increased shipments of both common and upper grade Douglas-fir and redwood common lumber. Log shipments for the nine months ended September 30, 1996 were 16.1 million feet, an increase of 9.2 million feet from the nine months ended September 30, 1995.

          Net sales
          Net sales for the third quarter of 1996 increased from the third quarter of 1995. This increase was principally due to higher shipments of both common and upper grade redwood lumber and upper grade Douglas-fir lumber and higher average realized prices for common grade redwood and Douglas-fir lumber, partially offset by lower average realized prices for upper grade redwood lumber and wood chips.

          Net sales for the nine months ended September 30, 1996 increased from the nine months ended September 30, 1995. This increase was primarily due to higher shipments of common and upper grade Douglas-fir and redwood lumber and increased log shipments and to higher average realized prices for redwood and Douglas-fir common lumber. These increases were partially offset by lower average realized prices for upper grade redwood and Douglas-fir lumber and wood chips. Shipments of fencing and other value-added common lumber products from the Company's new remanufacturing facility were a contributing factor in the improved redwood common lumber realizations.

          Operating income
          Operating income for the quarter ended September 30, 1996 decreased from the comparable 1995 quarter. Cost of goods sold increased during the quarter ended September 30, 1996 compared to the same quarter in 1995 primarily due to lower margin common grade lumber accounting for a larger percentage of total lumber shipments. Operating income for the nine month period, excluding a one time gain in 1995 of $1.5 million related to business interruption proceeds for the settlement of claims related to an April 1992 earthquake, increased in 1996 due to higher shipments of lumber.

          Income before income taxes and minority interests
          Income before income taxes for the third quarter of 1996 decreased from the third quarter of 1995 principally due to the decrease in operating income discussed above. Income before income taxes for the nine months ended September 30, 1996 increased from the same period in 1995, primarily as a result of increases in interest and investment income.

     REAL ESTATE AND OTHER OPERATIONS




                                          Three Months Ended          Nine Months Ended
                                            September 30,               September 30,
                                      -------------------------   --------------------------
                                          1996          1995          1996          1995
                                      ------------  ------------  ------------  ------------
                                                     (In millions of dollars)
Net sales                             $      19.3   $      24.4   $      69.4   $      65.0
Operating loss                               (4.6)         (2.8)         (7.3)         (6.4)
Income (loss) before income taxes
    and minority interests                    9.0            .6          10.2           (.9)


          Net sales
          Net sales for the third quarter of 1996 decreased from the third quarter of 1995 while net sales for the nine months ended September 30, 1996 increased over the same period in 1995. Included in 1996 results are $4.8 million and $15.1 million, respectively, of revenues attributable to Sam Houston Race Park, Ltd., ("SHRP, Ltd."). Operating results with respect to SHRP, Ltd. were not consolidated prior to October 6, 1995. Net sales attributable to real estate operations for the third quarter and nine months ended September 30, 1996 decreased from the same periods in 1995 due to lower sales of real property in the Fountain Hills development in Arizona and lower revenues from the RTC properties as the Company has sold a number of these properties.

          Operating loss
          The operating loss increased for the third quarter of 1996 and for the nine months ended September 30, 1996 from the same periods in 1995, principally due to lower margins on sales of real property and operating losses attributable to SHRP, Ltd. for the third quarter and the nine months ended September 30, 1996 of $0.8 million and $1.6 million, respectively.

          Income (loss) before income taxes and minority interests
          Income before income taxes and minority interests for the third quarter of 1996 and for the nine months ended September 30, 1996 increased
compared to the income (loss) for the same periods in 1995.   Investment,
interest and other income for the nine months ended September 30, 1996 includes a pre-tax gain of $16.9 million from the sale of three multi-family properties and the remaining mortgage notes from the RTC Portfolio for $32.4 million in net proceeds. Additionally, investment income for the nine months ended September 30, 1996 includes income derived from lot sales and operations at SunRidge Canyon, the Company's 50%-owned joint venture in Arizona. Interest expense for the third quarter of 1996 and for the nine months ended September 30, 1996 includes interest on SHRP Ltd.'s Senior Secured Extendible Notes (see Note 4 of the Condensed Notes to Consolidated Financial Statements).

     OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS




                                          Three Months Ended          Nine Months Ended
                                            September 30,               September 30,
                                      --------------------------  --------------------------
                                          1996          1995          1996          1995
                                      ------------  ------------  ------------  ------------
                                                     (In millions of dollars)
Operating loss                        $     (15.4)  $      (6.7)  $     (29.3)  $     (14.3)
Loss before income taxes and
    minority interests                      (16.8)         (7.6)        (32.4)        (15.2)


          Operating loss
          The operating losses represent corporate general and administrative expenses that are not attributable to the Company's industry segments. The operating losses for the third quarter of 1996 and the nine months ended September 30, 1996 increased from the same periods in 1995. These increases were principally due to accruals made in the third quarter of 1996 and nine months ended September 30, 1996 of $12.9 million and $21.9 million, respectively, for certain legal contingencies.

          Loss before income taxes and minority interests
          The loss before income taxes and minority interests includes operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, that are not attributable to the Company's industry segments. The losses for the third quarter of 1996 and the nine months ended September 30, 1996 increased from the same periods in 1995 principally due to increased operating losses discussed above.

          Credit (Provision) for Income Taxes
          The Company's credit for income taxes for the third quarter and nine months ended September 30, 1996 and the provision for income taxes for the third quarter and nine months ended September 30, 1995 include the reversal of reserves the Company no longer believes are necessary (see Note 6 of the Condensed Notes to Consolidated Financial Statements).

          Minority interests
          Minority interests represent the minority stockholders' interest in the Company's aluminum operations and, with respect to periods after October 6, 1995, the minority partners' interest in SHRP, Ltd.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

     THE COMPANY

          Certain of the Company's subsidiaries, principally Kaiser and MGI, are restricted by their various debt agreements as to the amount of funds that can be paid in the form of dividends or loans to the Company. The 1994 KACC Credit Agreement and the indentures governing the KACC Senior Notes and the KACC Senior Subordinated Notes contain covenants which, among other things, limit Kaiser's ability to pay cash dividends and restrict transactions between Kaiser and its affiliates. Pursuant to the terms of the 1994 KACC Credit Agreement, Kaiser is precluded from paying any dividends with respect to its common stock. The indenture governing the MGI Senior Notes and the MGI Discount Notes contains various covenants which, among other things, limit the payment of dividends and restrict transactions between MGI and its affiliates. During the nine months ended September 30, 1996, MGI paid dividends of $3.9 million. As of September 30, 1996, no additional dividends could be paid by MGI. The most restrictive covenants governing the debt of one of the Company's real estate subsidiaries would not restrict the payment to the Company of all available cash and unused borrowing availability for such subsidiary of $12.1 million at September 30, 1996.

          As of September 30, 1996, the Company (excluding its subsidiaries) had cash and marketable securities of approximately $56.7 million and borrowings available under its Custodial Trust Agreement (defined below) of $25.0 million. The Company believes that its existing cash, cash equivalents and marketable securities (excluding such items owned by its subsidiaries), together with available sources of financing, will be sufficient to fund its working capital requirements for the next year. With respect to its long-term liquidity, the Company believes that its existing cash and cash resources, together with the cash proceeds from the sale of assets, distributions from its subsidiaries, and the proceeds from the sale of debt securities should be sufficient to meet its working capital requirements. MAXXAM has stated that, from time to time, it may purchase its common stock on national exchanges or in privately negotiated transactions. See Note 7 of the Condensed Notes to Consolidated Financial Statements for a discussion of the Company's material contingencies.

          On June 28, 1996, the Company entered into a loan and pledge agreement (the "Custodial Trust Agreement") with Custodial Trust Company providing for up to $25.0 million in borrowings. Any amounts borrowed would be secured by Kaiser common stock owned by the Company (or such other marketable securities acceptable to the lender) with an initial market value (as defined therein) of approximately three times the amount borrowed. Borrowings under the Custodial Trust Agreement would bear interest at the prime rate plus -1/2% per annum. The Custodial Trust Agreement provides for a revolving credit arrangement during the first year of the agreement. Any borrowings outstanding on the first anniversary date of the agreement convert into a term loan maturing on the second anniversary date of the agreement. No borrowings were outstanding as of September 30, 1996.

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

     ALUMINUM OPERATIONS

          On October 23, 1996, KACC completed the Offering of $175.0 million principal amount of the 10-7/8 Senior Notes at 99.5% of their principal amount to yield 10.96% at maturity. The 10-7/8% Senior Notes rank pari passu with outstanding indebtedness under the 1994 KACC Credit Agreement and the Senior Notes in right and priority of payment and are guaranteed on a senior, unsecured basis by certain of Kaiser's subsidiaries. Net proceeds from the Offering on the Issuance Date, after estimated expenses, were approximately $168.9 million, of which $91.7 million were utilized to reduce the outstanding borrowings under the revolving credit facility of the 1994 Credit Agreement to zero. The remaining net proceeds (approximately $77.2 million) were invested in short-term investments pending their application for working capital and general corporate purposes, including capital projects.

          Loans under the 1994 KACC Credit Agreement bear interest at a rate per annum, at KACC's election, equal to a Reference Rate (as defined) plus a margin of 0% to 1-1/2% or LIBO Rate (Reserve Adjusted) (as defined) plus a margin of 1-3/4% to 3-1/4%. The interest rate margins applicable to borrowings under the 1994 KACC Credit Agreement are based on a financial
test, determined quarterly.   During the first two quarters of 1996, Kaiser
paid interest at a rate per annum of the Reference Rate plus 0% or LIBO Rate plus 1-3/4%. During the third quarter of 1996, the per annum interest rates increased by -1/2% to the Reference Rate plus -1/2% or LIBO Rate plus 2-1/4%. Effective October 1, 1996, the margin applicable to loans under the 1994 KACC Credit Agreement increased by an additional -1/2% per annum based on the financial test.

          Kaiser's Board of Directors has approved a proposed recapitalization (the "Proposed Recapitalization") which would, among other things: (i) provide for two classes of common stock: Class A Common Shares with one vote per share ("Class A Common Shares") and a new, lesser-voting class designated as Common Stock with 1/10 vote per share ("Recap Common Stock"); (ii) redesignate as Class A Common Shares the 100 million currently authorized shares of Kaiser's existing common stock and authorize an additional 250 million shares of Recap Common Stock; and (iii) reclassify each issued share of Kaiser's existing common stock into (a) .33 of a Class A Common Share and (b) .67 of a share of Recap Common Stock.

          On May 1, 1996, Kaiser's stockholders approved the Proposed Recapitalization, but it was not implemented at that time due to a preliminary injunction issued by the Delaware Court of Chancery. The preliminary injunction was upheld on appeal by the Delaware Supreme Court on August 29, 1996. Kaiser's Board of Directors subsequently adopted a resolution abandoning the Proposed Recapitalization. Kaiser has filed a motion with the Delaware Court of Chancery to dismiss the shareholder litigation relating to the Proposed Recapitalization on the ground of mootness and has filed a response to plaintiffs' motion for entry of a permanent injunction. The Court has not ruled on either motion. See Part II, Item 1 "Legal Proceedings -- Kaiser Litigation -- Other Proceedings" for further information.

          The decision to abandon the Proposed Recapitalization does not preclude a recapitalization from being proposed to Kaiser's stockholders in the future, including a substantially identical recapitalization structure after the redemption or conversion of the PRIDES. In the event that such a recapitalization were implemented in the future, MAXXAM could retain a majority of the voting power of Kaiser even if it substantially reduced its total holdings of Kaiser's equity securities by more than two-thirds.

          Kaiser's capital expenditures during the first nine months of 1996 were $91.1 million, which were used primarily to improve production efficiency, reduce operating costs, expand capacity at existing facilities, and construct new facilities, including Kaiser's first micromill which is nearing completion in Nevada as a full-scale demonstration and production facility.

          Kaiser's capital expenditures (of which approximately 6% is expected to be funded by Kaiser's minority partners in certain foreign joint ventures) are expected to be between $130.0 and $160.0 million per annum in each of 1996 through 1998. Management continues to evaluate numerous projects all of which require substantial capital, including Kaiser's micromill project and other potential opportunities both in the United States and overseas. In response to lower aluminum and alumina prices, management may consider deferring certain non-essential capital expenditures and/or raising investment capital (including through joint ventures), in order to conserve a portion of Kaiser's available cash resources to meet incremental capital and operating requirements and to take advantage of new investment opportunities.

          During July 1996, the directors of Yellow River Aluminum Industry Company Limited (the "Joint Venture"), a Sino-foreign joint equity enterprise organized under the law of the People's Republic of China between Kaiser Yellow River Investment Limited ("KYRIL"), a subsidiary of KACC, and Lanzhou Aluminum Smelters ("LAS") of the China National Nonferrous Metal Industry Corporation, KYRIL and LAS reached an agreement
(i) that extended until early 1997, the time for KYRIL to make a second capital contribution to the Joint Venture, and (ii) that KYRIL would continue to explore various methods of financing any future capital contributions to the Joint Venture, including financing that could be obtained from third-party investors.

          Management believes that Kaiser's existing cash resources, together with cash flows from operations and borrowings under the 1994 KACC Credit Agreement, will be sufficient to meet its working capital and capital expenditure requirements for the next year. Additionally, with respect to long-term liquidity, management believes that operating cash flows, together with the ability to obtain short and long-term financing, should provide sufficient funds to meet Kaiser's working capital and capital expenditure requirements.

     FOREST PRODUCTS OPERATIONS

          As of September 30, 1996, $45.4 million of borrowings was available under Pacific Lumber's Revolving Credit Agreement, of which $4.7 million was available for letters of credit and $30.0 million for timberland acquisitions. No borrowings were outstanding as of September 30, 1996, and letters of credit outstanding amounted to $10.3 million.

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

     REAL ESTATE AND OTHER OPERATIONS

          As of September 30, 1996, the Company's real estate and other subsidiaries had approximately $11.0 million available for use under the MCOP Credit Agreement. The Company believes that the existing cash and credit facilities of its real estate and other subsidiaries are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing, should provide sufficient funds to meet their working capital and capital expenditure requirements.

TRENDS

     ALUMINUM OPERATIONS

          Recent Trends and Developments
          During 1995, the average Midwest U.S. transaction price (the "AMT Price") for primary aluminum was approximately $.86 per pound compared to $.72 and $.54 per pound in 1994 and 1993, respectively. The significant improvement in prices during 1994 and 1995 resulted from strong growth in Western world consumption of aluminum and the curtailment of production in response to lower prices in prior periods by many producers worldwide. In 1995, production of primary aluminum increased and consumption of aluminum continued to grow, but at a much lower rate than in 1994. In general, the overall aluminum market was strongest in the first half of 1995. By the second half of 1995, orders and shipments for certain products had softened and the rate of decline in London Metal Exchange ("LME") inventories had leveled off. By the end of 1995, some small increases in LME inventories occurred, and prices of aluminum weakened from first-half levels. This trend has continued throughout the first ten months of 1996 as the supply of primary aluminum exceeded demand during this period. Net reported primary aluminum inventories have increased by approximately 230,000 tons in 1996 based upon recent reports of the LME (through November 1, 1996) and the International Primary Aluminum Institute (through August 31, 1996), following substantial declines of 764,000 and 1,153,000 tons in 1994 and 1995, respectively. The AMT Price for primary aluminum for the week ended November 1, 1996, was approximately $.68 per pound.

     Increased production of primary aluminum due to restarts of certain previously idled capacity, the commissioning of a major new smelter in South Africa, and the continued high level of exports from the Commonwealth of Independent States have contributed to increased supplies of primary aluminum to the Western world in 1996. While the economies of the major aluminum consuming regions -- the United States, Japan, Western Europe, and Asia -- are performing relatively well, management believes that the reduction of aluminum inventories by consumers, as prices have continued to decline, has suppressed the growth in primary aluminum demand that normally accompanies growth in economic and industrial activity. In addition to these supply/demand dynamics, management believes the recent decline in primary aluminum prices may have been influenced by a recent major decline in copper prices on the LME.

          Fourth Quarter Results
          Kaiser expects to continue to sustain net losses in the fourth quarter of 1996 due principally to lower average realized prices for alumina and primary aluminum, as compared to prices realized in the fourth quarter of 1995, and due to increased raw material, energy, and operational costs associated with the production of alumina at Kaiser's Gramercy alumina refinery and 65% owned Alpart alumina refinery in Jamaica, as compared to amounts incurred in the fourth quarter of 1995. Such losses could substantially exceed the loss for the third quarter of 1996 if the price of primary aluminum does not increase from current levels.

          Profit Enhancement and Cost Cutting Initiative
          Kaiser has set a goal of achieving significant cost reductions and other profit improvements during 1997, with the full effect planned to be realized in 1998. The initiative is based on Kaiser's conclusion that the current level of performance of its existing facilities and businesses will not achieve the level of profits Kaiser considers satisfactory based upon historic long-term average prices for primary aluminum and alumina.
To achieve this goal, Kaiser plans reductions in production costs, improvements in operating efficiencies, decreases in corporate selling, general and administrative expenses and enhancements to product mix. There can be no assurance that the initiative will result in the desired cost reductions and other profit improvements.


     FOREST PRODUCTS OPERATIONS

          The Company's forest products operations are primarily conducted by Pacific Lumber and are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. Compliance with such laws and regulations together with the cost of litigation incurred in connection with certain THPs filed by Pacific Lumber have increased the cost of logging operations. While the Company does not expect that Pacific Lumber's compliance with such existing laws and regulations will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity, Pacific Lumber is subject to certain pending matters described below, including the resolution of issues relating to the final designation of critical habitat for the marbled murrelet, which could have a material adverse effect on Pacific Lumber's consolidated financial position, results of operations or liquidity. Moreover, the laws and regulations relating to Pacific Lumber's forest products operations are modified from time to time and are subject to judicial and administrative interpretation. There can be no assurance that certain pending or future governmental regulations, legislation or judicial or administrative decisions would not materially and adversely affect Pacific Lumber or its ability to harvest timber. See also Note 8 of the Condensed Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Report for further information concerning the Headwaters Agreement and Part II, Item 1. "Legal Proceedings--Pacific Lumber Litigation" for further information, including government takings actions recently filed and additional takings claims which could be filed by Pacific Lumber and its subsidiaries.

          In May 1996, the U.S. Fish and Wildlife Service (the "USFWS") published its final designation of critical habitat for the marbled murrelet ("Final Designation"), designating over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 33,000 acres of the Company's timberlands are included in the Final Designation, the substantial portion of such 33,000 acres being young growth timber.
Pacific Lumber's wildlife surveys to date (based upon current survey protocols) have indicated that Pacific Lumber has approximately 6,600 acres of occupied marbled murrelet habitat. A substantial portion of this land contains virgin and residual old growth timber and the bulk of it falls within the area covered by the Final Designation. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, Pacific Lumber over the last few years has attempted to develop a habitat conservation plan for the marbled murrelet (the "Murrelet HCP"). Due to, among other things, the unfavorable response of the USFWS to Pacific Lumber's initial Murrelet HCP efforts, Pacific Lumber and its subsidiaries filed two actions (the "Takings Litigation") alleging that certain portions of its timberlands have been "taken" and seeking just compensation (see Part II, Item 1, "Legal Proceedings -- Pacific Lumber Litigation" for a description of the Takings Litigation). Pursuant to the Headwaters Agreement, as described in Note 8 of the Condensed Notes to Consolidated Financial Statements, the Takings Litigation has been stayed by the court at the request of the parties.

          It is impossible to determine the potential adverse effect of the Final Designation on Pacific Lumber's consolidated financial position, results of operations or liquidity until such time as all of the material regulatory and legal issues are resolved; however, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on timberlands designated as critical habitat for the marbled murrelet, such effect could be material. If Pacific Lumber is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking. There continues to be other regulatory actions and lawsuits seeking to have various other species listed as threatened or endangered under the federal Endangered Species Act ("ESA") and/or the California Endangered Species Act and to designate critical habitat for such species. For example, the National Maine Fisheries Service ("NMFS") recently announced that by April 25, 1997, it would make a final determination concerning whether to list the coho salmon under the ESA in northern California, including, potentially, lands owned by Pacific Lumber. It is uncertain what impact, if any, such listings and/or designations of critical habitat would have on Pacific Lumber's consolidated financial position, results of operations or liquidity. See Note 8 of Condensed Notes to Consolidated Financial Statements for a description of certain terms of the Headwaters Agreement relating to processing and approval of a multi-species habitat conservation plan ("Multi-Species HCP") covering Pacific Lumber's timberlands.

          Judicial or regulatory actions adverse to Pacific Lumber, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair Pacific Lumber's ability to maintain adequate log inventories and force Pacific Lumber to temporarily idle or curtail operations at certain of its lumber mills from time to time.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     Reference is made to Item 3 of the Form 10-K and Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly periods ended March 31 and June 30, 1996 (the "Form 10-Q") for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings.

USAT MATTERS

     In connection with the FDIC action, the court has scheduled a pre-trial conference for November 19, 1996.

     In connection with the OTS action, the U.S. Fifth Circuit Court of Appeals has scheduled oral argument on the merits of the case for December 4, 1996.

RANCHO MIRAGE LITIGATION

     In connection with the In Re: MAXXAM Inc./Federated Development Shareholder's Litigation, on August 14, 1996, the court heard final oral argument on the merits of the case, but has not yet issued its decision. By order dated September 6, 1996, the court denied defendants' motion to dismiss the 1987 loan claims and granted plaintiffs' motion to intervene and substitute a new plaintiff to cure standing problems concerning plaintiffs' 1987 loan claims.

KAISER LITIGATION

          Environmental Proceedings
          In connection with the Aberdeen Pesticide Dump Site Matter, in May 1996, the Environmental Protection Agency (the "EPA") urged KACC to rejoin the respondents who are parties to a PRP Participation Agreement (the "Group") and indicated that it would consider seeking penalties against KACC if it did not. On October 10, 1996, the EPA notified KACC that it deems KACC to be in violation of Administrative Orders issued by the EPA under Section 106(a) of CERCLA ordering the respondents, including KACC, to perform the soil remedial design and remedial action described in the Record of Decision for the Aberdeen Pesticide Dumps Site (the "Sites"). KACC and certain members of the Group have entered into an agreement with the United States Department of Justice to engage in a mediation process regarding an appropriate allocation of responsibility for response costs at the Sites. KACC has also agreed to fund a portion of the costs associated with certain work at the Sites during the mediation process.

          In connection with Catellus Development Corporation v. Kaiser Aluminum & Chemical Corporation and James L. Ferry & Son Inc. (the "Catellus action"), on July 8, 1996, the United States District Court for the Northern District of California issued an order awarding the City of Richmond, et al. (the "Plaintiffs") nominal costs, which amount has been paid. The order also awarded Catellus Development Corporation ("Catellus") de minimis costs. Catellus has filed a notice of appeal. On August 12, 1996, the Court issued an order granting the Catellus motion for attorneys' fees in the amount of approximately $.9 million. KACC and Catellus have filed notices of appeal with respect to the attorneys' fees award. Based on KACC's estimate of future costs of cleanup, resolution of the Catellus matter is not expected to have a material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity.

          In connection with the Waste Inc. Superfund Site matter, KACC has now entered into a Participation Agreement with thirteen of the respondents to perform the work required under the unilateral Administrative Order for Remedial Design and Remedial Action issued by the EPA under CERCLA to thirty-two respondents, including KACC, for remedial design and action at the Waste Inc. Superfund Site at Michigan City, Indiana.

          Asbestos-related Litigation
          KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. See Note 7 of the Condensed Notes to Consolidated Financial Statements for further information.

          Other Proceedings
          In connection with Matheson et al. v. Kaiser Aluminum Corporation et al., on August 29, 1996, the Delaware Supreme Court upheld the preliminary injunction and remanded the case to the Court of Chancery. On September 24, 1996, the plaintiffs filed a motion to make permanent the temporary injunction issued on April 8, 1996. On September 27, 1996, Kaiser's Board of Directors adopted a resolution abandoning the Proposed Recapitalization. On October 2, 1996, Kaiser filed a motion in the Delaware Court of Chancery to dismiss the shareholder litigation relating to the Proposed Recapitalization on the ground of mootness and has filed a response to plaintiffs' motion for entry of a permanent injunction. The Court has not ruled on either motion. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Investing and Financing Activities -- Aluminum Operations."

          In connection with the Hammons action, on July 18, 1996, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit appealing the summary judgement granted by the United States District Court for the Central District of California in favor of KACC and other defendants and the Court's dismissal of the complaint as to all defendants.

PACIFIC LUMBER LITIGATION

          In connection with the Kayes/Miller action and the DOL civil action, the previously announced settlement became final on August 28, 1996.

          In connection with the Marbled Murrelet action, on August 23, 1996, plaintiffs filed a renewed motion for preliminary injunction to prevent harvesting of dead, dying or diseased trees ("exempt harvesting operations") in Pacific Lumber's old growth timberlands. In addition, on September 12, 1996, plaintiffs requested an emergency TRO with respect to such harvesting operations. The court denied both of these motions. On October 9, 1996, Pacific Lumber was cited for accidentally downing a hemlock tree and ordered to stop exempt harvesting operations in its old growth timberlands for 24 hours. Plaintiffs sought a TRO and preliminary injunction based on this citation and related events. After hearing plaintiffs' motions, the court denied the plaintiffs' requests. The CDF has withdrawn the citation and asked that it be dismissed.

          In related matters, in August, 1996, the Sierra Club, EPIC and others petitioned the BOF to adopt emergency regulations preventing Pacific Lumber from undertaking exempt harvesting operations in its old growth timberlands. On September 9, 1996, the BOF rejected such proposals and petitions. In September and October, the BOF was formally asked to reconsider its September 9, 1996 decision. The BOF reconsidered this matter and, ultimately, enacted no emergency regulation to prevent or further restrict Pacific Lumber's exempt harvesting operations in its old growth timberlands.

          On November 4, 1996, the U.S. Ninth Circuit Court of Appeals heard oral argument concerning defendants' appeal of the preliminary injunction issued on April 3, 1996 preventing harvesting on eight THPs to the extent each relies on the Owl Plan; the court has not yet rendered a decision in this matter. In that regard, Pacific Lumber has obtained regulatory reapproval of seven of the enjoined eight THPs without reliance on the Owl Plan and has, to date, confirmed with the court that four of those THPs are not subject to the preliminary injunction.

          In connection with the EPIC action, on September 24, 1996, Pacific Lumber filed its petition for writ of certiorari requesting that the U. S. Supreme Court consider its appeal of the permanent injunction concerning harvesting operations in connection with a THP for approximately 237 acres of primarily virgin old growth timber (THP 90-237).

          In conjunction with the Headwaters Agreement (see Note 7 of the Condensed Notes to Financial Statements set forth in Part I, Item 1), the two actions entitled The Pacific Lumber Company, et al. v.
The United States of America and Salmon Creek Corporation v. California State Board of Forestry, et al. have been stayed by the court at the request of the parties.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS:

     4.1 Sixth Amendment to Credit Agreement, dated as of October 1, 1996, amending the Credit Agreement, dated as of February 15, 1994, as amended, among Kaiser, KACC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-9447)

     4.2 Indenture, dated as of October 23, 1996, among KACC, as issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser Jamaica Corporation, Kaiser Finance Corporation, Kaiser Micromill Holdings, LLC, Kaiser Sierra Micromills, LLC, Kaiser Texas Micromill Holdings, LLC and Kaiser Texas Sierra Micromills, LLC, as subsidiary guarantors (the "Subsidiary Guarantors"), and First Trust National Association, as Trustee regarding KACC's 10-7/8% Senior Notes due 2006 (incorporated by reference to Exhibit 4.2 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-9447)

     10 Agreement dated September 28, 1996 between MAXXAM Inc., The Pacific Lumber Company (on behalf of itself, its subsidiaries and its affiliates) the United States of America and the State of California (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated September 28, 1996)

     11   Computation of Net Income Per Common and Common Equivalent Share

     27   Financial Data Schedule

     B.   REPORTS ON FORM 8-K:

          On October 3, 1996, the Company filed a Current Report on Form 8-K, dated September 28, 1996, concerning the Headwaters Agreement.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.


                                          MAXXAM INC.





 Date: November 12, 1996      By:      TERRY L. FREEMAN
                                        Terry L. Freeman
                                      Assistant Controller