Form 10-K405
period 1996-12-31
MAXXAM INC
filed 1997-03-31
CIK 63814

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

                              ---------------

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996   COMMISSION FILE NUMBER 1-3924

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

                                                 Name of each
            Title of each class                    exchange
        ---------------------------           on which registered
                                             --------------------
Common Stock, $.50 par value                  American, Pacific,
                                                 Philadelphia

 Number of shares of common stock outstanding at March 1, 1997:  8,655,773
     Securities registered pursuant to Section 12(g) of the Act:  None.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Based upon the February 28, 1997 American Stock Exchange closing price of $48.125 per share, the aggregate market value of the Registrant's outstanding voting stock held by non-affiliates was approximately $288.0 million.

                    DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of Registrant's annual report to stockholders for the fiscal year ended December 31, 1996 are incorporated by reference under
Part II. Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.

                                   PART I


ITEM 1.        BUSINESS

GENERAL

          MAXXAM Inc. and its majority and wholly owned subsidiaries are collectively referred to herein as the "Company" or "MAXXAM" unless otherwise indicated or the context indicates otherwise. The Company, through Kaiser Aluminum Corporation ("Kaiser") and Kaiser's principal operating subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), is a fully integrated aluminum company. The Company's voting interest in Kaiser is approximately 62% on a fully diluted basis. See "--Aluminum Operations." In addition, the Company is engaged in forest products operations through its wholly owned subsidiary, MAXXAM Group Inc. ("MGI") and MGI's wholly owned subsidiaries, The Pacific Lumber Company and its wholly owned subsidiaries (collectively referred to herein as "Pacific Lumber," unless the context indicates otherwise), and Britt Lumber Co., Inc. ("Britt"). See "--Forest Products Operations." MGI is a wholly owned subsidiary of MAXXAM Group Holdings Inc. ("MGHI"), which is in turn a wholly owned subsidiary of the Company. The Company is also engaged in (a) real estate investment and development, managed through MAXXAM Property Company, and (b) other commercial operations through subsidiaries, including a Class 1 thoroughbred and quarter horse racing facility located in the greater Houston metropolitan area. See "--Real Estate and Other Operations." See Note 11 to the Consolidated Financial Statements (contained in the Company's Annual Report to Stockholders--see Item 8) for certain financial information by industry segment and geographic area.

          This Annual Report on Form 10-K contains statements which constitute"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section (see Item 1. "Business--Aluminum Operations" and "--Forest Products Operations--Regulatory and Environmental Factors" and Item 3. "Legal Proceedings"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates,""will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This report and the financial portion of the Company's 1996 Annual Report to Shareholders (see Items 6 to 8 of this report) identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

ALUMINUM OPERATIONS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

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

          Demand

          The packaging, transportation and construction industries are the principal consumers of aluminum in the United States, Japan Germany, France, Italy and the United Kingdom. In the packaging industry, which accounted for an estimated 21% of 1996 aluminum consumption in these countries, aluminum's recyclability and weight advantages have enabled it to gain market share from steel and glass, primarily in the beverage container area. Nearly all beer cans and soft drink cans manufactured for the United States market are made of aluminum. Kaiser believes that growth in the packaging area is likely to continue through the 1990s due to general population increase and to further penetration of the beverage container market in emerging markets. Kaiser believes that growth in demand for can sheet in the United States will follow the growth in population, offset, in part, by the effects of the use of lighter gauge aluminum for can sheet and of plastic container production.

          In the transportation industry, which accounted for an estimated 30% of aluminum consumption in the United States, Japan, Germany, France, Italy and the United Kingdom during 1996, automotive manufacturers use aluminum instead of steel, ductile iron or copper for an increasing number of components, including radiators, wheels, suspension components, and engines, in order to meet more stringent environmental, safety, and fuel efficiency standards. Kaiser believes that sales of aluminum to the transportation industry have considerable growth potential due to projected increases in the use of aluminum in automobiles. In addition, Kaiser believes that consumption of aluminum in the construction industry will follow the cyclical growth pattern of that industry, and will benefit from higher growth in Asian and Latin American economies.

          Supply

          As of year-end 1996, world aluminum capacity from 179 smelting facilities was approximately 22.9 million tons per year (all references to tons in this report refer to metric tons of 2,204.6 pounds). World production of primary aluminum for 1996 increased approximately 4.5% compared to 1995. Net exports of aluminum from the former Sino Soviet bloc increased approximately 200% from 1990 levels to an estimated 1.9 million tons as of year-end 1996. In addition, one smelter continued to increase production following its start-up in 1995, and a number of producers restarted idled capacity in late 1995 and early 1996. These exports, as well as new and restarted capacity, contributed to an increase in London Metal Exchange ("LME") stocks of primary aluminum which peaked in October 1996 at 970,000 tons. At the end of 1996, LME stocks of primary aluminum had declined to 951,275 tons. See "--Industry Trends."

          Based upon information currently available, Kaiser believes that moderate additions will be made during 1997-1999 to world alumina and primary aluminum production capacity. The increases in alumina capacity are expected to come from one new refinery which began operations in 1996 and incremental expansions of existing refineries. In addition, Kaiser believes that there is an estimated 1.6 million tons of unutilized world smelting capacity. The increases in primary aluminum capacity during 1997-1999 are expected to come from two new smelters which may begin operations in 1997, two relocated smelters that are expected to resume operations in 1998, and the remainder principally from incremental expansions of existing smelters.

     INDUSTRY TRENDS

          Primary aluminum prices have historically been subject to significant cyclical price fluctuations. During the first half of 1996, the average Midwest United States transaction price ("AMT Price") for primary aluminum remained relatively stable in the $.75 per pound range. However, during the second half of the year the AMT Price fell, reaching a low of $.65 per pound for October 1996, before recovering late in the year. During 1996, the AMT Price for primary aluminum was approximately $.72 per pound, compared to $.86, $.72 and $.54 per pound in 1995, 1994 and 1993, respectively. The AMT Price for primary aluminum for the week ended March 14, 1997, was approximately $.81 per pound.

          The significant improvement in prices during 1994 and 1995 resulted from strong growth in Western world consumption of aluminum and the curtailment of production in response to lower prices in prior periods by many producers worldwide. In 1995, production of primary aluminum increased and consumption of aluminum continued to grow, but at a much lower rate than in 1994. In general, the overall aluminum market was strongest in the first half of 1995. By the second half of 1995, orders and shipments for certain products had softened and the rate of decline in LME inventories had leveled off. By the end of 1995, some small increases in LME inventories occurred, and prices of aluminum weakened from first-half levels. This trend continued throughout most of 1996. Net reported primary aluminum inventories increased by approximately 62,000 tons in 1996 based upon reports of the LME and the International Primary Aluminium Institute ("IPAI"), following substantial declines of 764,000 and 1,153,000 tons in 1994 and 1995, respectively. However, since year-end 1996, LME stocks of primary aluminum have continued to decline from their October 1996 peak level.

          Increased production of primary aluminum due to restarts of certain previously idled capacity, the continued increase in production by a smelter in South Africa following its start-up in 1995, and the continued high level of exports from the Commonwealth of Independent States ("CIS") contributed to increased supplies of primary aluminum to the Western world in 1996. While the economies of the major aluminum consuming regions - the United States, Japan, Western Europe, and Asia - are, in the aggregate, performing relatively well, the Company believes that the reduction of aluminum inventories by customers, as prices have continued to decline, has mitigated the growth in primary aluminum demand that normally accompanies growth in economic and industrial activity.

          Western world demand for alumina and the price of alumina declined in 1994 in response to the curtailment of Western world smelter production of primary aluminum, partially offset by increased usage of Western world alumina by smelters in the CIS and in the People's Republic of China ("PRC"). Increased Western world production of primary aluminum, as well as continued imports of Western world alumina by the CIS and the PRC, during 1995 resulted in higher demand for Western world alumina and significantly stronger alumina pricing. In 1996, however, the alumina market softened, primarily as a result of increased alumina production and decreased alumina exports to the CIS and the PRC, resulting in lower alumina prices. However, increases in primary aluminum production as well as reductions in alumina production during the second half of 1996 resulted in stronger alumina pricing in late 1996.

          United States shipments of domestic fabricated aluminum products in 1995 were near 1994 levels, although in 1995 demand for can sheet in the United States softened relative to 1994. United States shipments of domestic fabricated aluminum products in 1996 are believed to have been at approximately 1995 levels, although in 1996 demand for can sheet in the United States softened relative to 1995.

     KAISER OPERATIONS

          General

          Kaiser, through KACC, operates in all principal aspects of the aluminum industry--the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized by Kaiser in its operations, Kaiser sells significant amounts of alumina and primary aluminum in domestic and international markets. In 1996, Kaiser produced approximately 2,838,000 tons of alumina, of which approximately 73% was sold to third parties, and produced approximately 473,200 tons of primary aluminum, of which approximately 75% was sold to third parties. Kaiser is also a major domestic supplier of fabricated aluminum products. In 1996, Kaiser shipped approximately 327,100 tons of fabricated aluminum products to third parties, which accounted for approximately 5% of the total tonnage of United States domestic shipments. A majority of Kaiser's fabricated products are sold to distributors or used by customers as components in the manufacture and assembly of finished end-use products.

          The following table sets forth total shipments and intracompany transfers of Kaiser's alumina, primary aluminum, and fabricated aluminum operations:




                                                     Years Ended December 31,
                                            -----------------------------------------
                                                 1996          1995          1994
                                            ------------- ------------- -------------
                                                      (In thousands of tons)
ALUMINA:
          Shipments to Third Parties              2,073.7       2,040.1       2,086.7
          Intracompany Transfers                    912.4         800.6         820.9

PRIMARY ALUMINUM:
          Shipments to Third Parties                355.6         271.7         224.0
          Intracompany Transfers                    128.3         217.4         225.1

FABRICATED ALUMINUM PRODUCTS:
          Shipments to Third Parties                327.1         368.2         399.0


          Sensitivity to Prices and Hedging Programs

          Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on Kaiser's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. Alumina prices, as well as fabricated aluminum product prices (which vary considerably among products), are significantly influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices for periods of up to three months. From time to time in the ordinary course of business, Kaiser enters into hedging transactions to provide price risk management in respect of its net exposure resulting from
(i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by Kaiser to effectively lock-in or fix the price that Kaiser will receive for its shipments. Kaiser also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of price for its anticipated sales, and/or (iii) to permit Kaiser to realize possible upside price movements. See Notes 1 and 10 to the Company's Consolidated Financial Statements.

          Profit Enhancement and Cost Reduction Initiative

          In October 1996, Kaiser established a goal of achieving significant cost reductions and profit improvements by the end of 1997, with the full effect planned to be realized in 1998 and beyond, measured against 1996 results. To achieve this goal, Kaiser plans reductions in production costs, decreases in corporate general and administrative expenses, and enhancements to product mix and volume throughput. There can be no assurance that the initiative will result in the desired cost reductions and other profit improvements.

          Production Operations--General

          Kaiser's operations are conducted through KACC's decentralized business units which compete throughout the aluminum industry.

- The alumina business unit, which mines bauxite and obtains additional bauxite tonnage under long-term contracts, produced approximately 7% of world alumina produced in 1996, as reported by the IPAI. During 1996, Kaiser's shipments of bauxite to third parties represented approximately 25% of the bauxite mined by Kaiser. In addition, Kaiser's third party shipments of alumina represented approximately 73% of the alumina produced by Kaiser. Kaiser's share of world alumina capacity, as reported by the IPAI, was approximately 6% in 1996.

- The primary aluminum products business unit operates two wholly owned domestic smelters and two foreign smelters in which Kaiser holds significant ownership interests. During 1996, Kaiser's shipments of primary aluminum to third parties represented approximately 75% of its primary aluminum production. Kaiser's share of world primary aluminum capacity, as reported by the IPAI, was approximately 2% in 1996.

- Fabricated aluminum products are manufactured by two business units-- lat-rolled products and engineered products. The products include heat-treated products, body, lid, and tab stock for beverage containers, sheet and plate products, screw machine stock, redraw rod, forging stock, truck wheels and hubs, air bag canisters, engine manifolds, and other castings, forgings and extruded products, which are manufactured at plants located in principal marketing areas of the United States and Canada. The aluminum utilized in Kaiser's fabricated products operations is comprised of primary aluminum, obtained both internally and from third parties, and scrap metal purchased from third parties.

          Production Operations--Bauxite and Alumina

          The following table lists Kaiser's bauxite mining and alumina refining facilities as of December 31, 1996:



                                                                      Annual
                                                                    Production      Total
                                                                     Capacity       Annual
                                                       Company     Available to   Production
        Activity           Facility      Location     Ownership    the Company     Capacity
----------------------- ------------- ------------- ------------- ------------- -------------
                                                                      (tons)        (tons)
Bauxite Mining          KJBC(1)       Jamaica              49%        4,500,000     4,500,000
                        Alpart(2)     Jamaica              65%        2,275,000     3,500,000
                                                                  ------------- -------------
                                                                      6,775,000     8,000,000
                                                                  ============= =============

Alumina Refining        Gramercy      Louisiana           100%        1,050,000     1,050,000
                        Alpart(2)     Jamaica              65%          942,500     1,450,000
                        QAL(3)        Australia          28.3%          973,500     3,440,000
                                                                  ------------- -------------
                                                                      2,966,000     5,940,000
                                                                  ============= =============

---------------
(1)  Although Kaiser owns 49% of Kaiser Jamaica Bauxite Company ("KJBC"), it has the right to receive all of such entity's output.
(2)  Alumina Partners of Jamaica ("Alpart") bauxite is refined into alumina at the Alpart alumina refinery.
(3)  Queensland Alumina Limited ("QAL").


          Bauxite mined in Jamaica by KJBC is refined into alumina at Kaiser's plant at Gramercy, Louisiana, or is sold to third parties. In 1979, the Government of Jamaica granted Kaiser a mining lease for the mining of bauxite sufficient to supply Kaiser's then-existing Louisiana alumina refineries at their annual capacities of 1,656,000 tons per year until January 31, 2020. Alumina from the Gramercy plant is sold to third parties.

          Alpart holds bauxite reserves and owns a 1,450,000 tons per year alumina plant located in Jamaica. Kaiser owns a 65% interest in Alpart, and Hydro Aluminium a.s ("Hydro") owns the remaining 35% interest. Kaiser has management responsibility for the facility on a fee basis. Kaiser and Hydro have agreed to be responsible for their proportionate shares of Alpart's costs and expenses. The Government of Jamaica has granted Alpart a mining lease and has entered into other agreements with Alpart designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery as it may be expanded to a capacity of 2,000,000 tons per year through the year 2024.

          Kaiser owns a 28.3% interest in QAL, which owns the largest and one of the most efficient alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its stockholders under long-term tolling contracts. The stockholders, including Kaiser, purchase bauxite from another QAL stockholder under long-term supply contracts. Kaiser has contracted with QAL to take approximately 792,000 tons per year of capacity or pay standby charges. Kaiser is unconditionally obligated to pay amounts calculated to service its share ($94.4 million at December 31, 1996) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs.

          Kaiser's principal customers for bauxite and alumina consist of other aluminum producers that purchase bauxite and reduction-grade alumina, trading intermediaries who resell raw materials to end-users, and users of chemical-grade alumina. All of Kaiser's third-party sales of bauxite in 1996 were made to two customers, the largest of which accounted for approximately 79% of such sales. Kaiser also sold alumina to fifteen customers, the largest and top five of which accounted for approximately 21% and 79% of such sales, respectively. See "--Competition." Kaiser believes that among alumina producers it is the world's second largest seller of alumina to third parties. Kaiser's strategy is to sell a substantial portion of the bauxite and alumina available to it in excess of its internal refining and smelting requirements under multi-year sales contracts. See also "--Sensitivity to Prices and Hedging Programs."

          Production Operations--Primary Aluminum Products

          The following table lists Kaiser's primary aluminum smelting facilities as of December 31, 1996:


                                                    Annual
                                                     Rated         Total
                                                    Capacity       Annual         1996
                                      Company     Available to     Rated       Operating
       Location         Facility     Ownership    the Company     Capacity        Rate
 ------------------- ------------- ------------- ------------- ------------- -------------
                                                     (tons)        (tons)
 Domestic
      Washington     Mead                100%          200,000       200,000       106%
      Washington     Tacoma              100%           73,000        73,000       100%
                                                 ------------- -------------
                                                       273,000       273,000
                                                 ------------- -------------
 International
      Ghana          Valco(1)             90%          180,000       200,000        68%
      Wales, United
           Kingdom   Anglesey(2)          49%           55,000       112,000       118%
                                                 ------------- -------------
                                                       235,000       312,000
                                                 ------------- -------------

           Total                                       508,000       585,000
                                                 ============= =============


------------------------------
(1)  Valco Aluminium Company Limited ("Valco")
(2)  Anglesey Aluminium Limited ("Anglesey")


          Kaiser owns two smelters located at Mead and Tacoma, Washington, where alumina is processed into primary aluminum. The Mead facility uses pre-bake technology and produces primary aluminum. Approximately 53% of Mead's 1996 production was used at Kaiser's Trentwood fabricating facility and the balance was sold to third parties. The Tacoma plant uses Soderberg technology and produces primary aluminum and high-grade, continuous-cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum. Both smelters have achieved significant production efficiencies through retrofit technology and a variety of cost controls, leading to increases in production volume and enhancing their ability to compete with newer smelters. Kaiser has also commenced the modernization and expansion of the carbon baking furnace at its Mead smelter at an estimated cost of approximately $52.0 million. This project is expected to lower costs, enhance safety and improve the environmental performance of the facility and is expected to be completed in late 1998.

          Electric power represents an important production cost for Kaiser at its aluminum smelters. In 1995, Kaiser successfully restructured electric power purchase agreements for its facilities in the Pacific Northwest, which resulted in significantly lower electric power costs in 1996 for the Mead and Tacoma, Washington, smelters compared to 1995 electric power costs. Kaiser expects to continue to benefit from these savings in electric power costs at these facilities in 1997. However, a number of lawsuits challenging the restructuring have been filed and the effect, if any, of such lawsuits on Kaiser's power purchase and transmission arrangements is not known at this time.

          Kaiser manages, and owns a 90% interest in, the Valco aluminum smelter in Ghana. The Valco smelter uses pre-bake technology and processes alumina supplied by Kaiser and the other participant into primary aluminum under long-term tolling contracts which provide for proportionate payments by the participants. Kaiser's share of the primary aluminum is sold to third parties. Power for the Valco smelter is supplied under an agreement which expires in 2017. The agreement indexes two-thirds of the price of the contract quantity of power to the market price of primary aluminum.
The agreement also provides for a review and adjustment of the base power rate and the price index every five years. The most recent review was completed in April 1994 for the 1994-1998 period. The Volta River Authority has allocated to Valco sufficient electric power to operate at 80% of its annual rated capacity through December 31, 1997.

          Kaiser owns a 49% interest in the Anglesey aluminum smelter and port facility at Holyhead, Wales. The Anglesey smelter uses pre-bake technology. Kaiser supplies 49% of Anglesey's alumina requirements and purchases 49% of Anglesey's aluminum output. Kaiser sells its share of Anglesey's output to third parties. Power for the Anglesey aluminum smelter is supplied under an agreement which expires in 2001.

          Kaiser has developed and installed proprietary retrofit and control technology in all of its smelters, as well as at third party locations. This technology--which includes the redesign of the cathodes and anodes that conduct electricity through reduction cells, improved "feed" systems that add alumina to the cells, and a computerized system that controls energy flow in the cells--has significantly contributed to increased and more efficient production of primary aluminum and enhances Kaiser's ability to compete with the industry's newer smelters. Kaiser is actively engaged in efforts to license this technology and sell technical and managerial assistance to other producers worldwide, and may participate in joint ventures or similar business partnerships which employ Kaiser's technical and managerial knowledge. See "--Research and Development."

          Kaiser's principal primary aluminum customers consist of large trading intermediaries and metal brokers, who resell primary aluminum to fabricated product manufacturers, and large and small international aluminum fabricators. In 1996, Kaiser sold its primary aluminum production not utilized for internal purposes to approximately 45 customers, the largest and top five of which accounted for approximately 16% and 54% of such sales, respectively. See "--Competition." Marketing and sales efforts are conducted by a small staff located at the business unit's headquarters in Pleasanton, California, and by senior executives of Kaiser who participate in the structuring of major sales transactions. A majority of the business unit's sales are based upon long-term relationships with metal merchants and end-users.

           Production Operations--Fabricated Aluminum Products

          Kaiser manufactures and markets fabricated aluminum products for the transportation, packaging, construction, and consumer durables markets in the United States and abroad. Sales in these markets are made directly and through distributors to a large number of customers. Kaiser's fabricated products compete with those of numerous domestic and foreign producers and with products made of steel, copper, glass, plastic and other materials. Product quality, price and availability are the principal competitive factors in the market for fabricated aluminum products. Kaiser has focused its fabricated products operations on selected products in which Kaiser has production expertise, high-quality capability and geographic and other competitive advantages.

          Flat-Rolled Products. The flat-rolled products business unit, the largest of Kaiser's fabricated products businesses, operates the Trentwood sheet and plate mill at Spokane, Washington. In addition, Kaiser broke ground on its first commercial Micromill(TM) facility, near Reno, Nevada. The Micromill(TM) process is a proprietary, compact, high-speed process for continuous casting and rolling of a thin-strip aluminum sheet from molten metal. Kaiser expects the Nevada facility to be in a start-up mode in the first half of 1997, and anticipates beginning limited customer shipments by the second half of 1997. See "-- Research and Development."

          The Trentwood facility is Kaiser's largest fabricating plant and accounted for approximately 63% of Kaiser's 1996 fabricated aluminum products shipments. The business unit supplies the aerospace and general engineering markets (producing heat-treat products), the beverage container market (producing body, lid and tab stock) and the specialty coil markets (producing automotive brazing sheet, wheel, and tread products), both directly and through distributors.

          Kaiser continues to implement changes to the process and product mix of its Trentwood rolling mill in an effort to maximize its profitability and maintain full utilization of the facility. Kaiser has approved an expansion of its heat-treat capacity to approximately 60,000 tons from approximately 45,000 tons, which will enable Kaiser to increase the range of its heat-treat products, including wide heat-treated sheet for the aerospace market, enhance the quality of its heat-treated products, and improve Trentwood's operating efficiency. The project is estimated to cost approximately $45.0 million and to take approximately two years to complete. Global sales of Kaiser's heat-treat products have increased significantly over the last several years and are made primarily to the aerospace and general engineering markets, which are experiencing growth in demand.

          Kaiser's flat-rolled products are also sold to beverage container manufacturers located in the western United States and in the Asian Pacific Rim countries where the Trentwood plant's location provides Kaiser with a transportation advantage. Quality of products for the beverage container industry and timeliness of delivery are the primary bases on which Kaiser competes. Kaiser has made significant capital expenditures at Trentwood during the past several years in rolling technology and process control to improve the metal integrity, shape and gauge control of its products. Kaiser believes that such improvements have enhanced the quality of its products for the beverage container industry and the capacity and efficiency of its manufacturing operations. Kaiser believes that it is one of the highest quality producers of aluminum beverage can stock in the world.

          In 1996, the business unit shipped products to approximately 150 customers in the aerospace, transportation and industrial ("ATI") markets, most of whom were distributors who sell to a variety of industrial end-users. The top five customers in the ATI markets for flat-rolled products accounted for approximately 15% of the business unit's revenue.
In 1996, the flat-rolled products business unit had approximately 40 domestic and foreign can stock customers. The largest and top five of such customers accounted for approximately 18% and 35%, respectively, of the business unit's revenue. See "--Competition." The marketing staff for the flat-rolled products business unit is located at the Trentwood facility and in Pleasanton, California. Sales are made directly to end-use customers from eight sales offices located throughout the United States. International customers are served by sales offices in England and Japan and by independent sales agents in Asia and Latin America.

          Engineered Products. The engineered products business unit is headquartered in Detroit, Michigan, and operates soft-alloy extrusion facilities in Los Angeles, California; Santa Fe Springs, California; Sherman, Texas; and London, Ontario, Canada; a cathodic protection business located in Tulsa, Oklahoma, that also extrudes both aluminum and magnesium; rod and bar facilities in Newark, Ohio, and Jackson, Tennessee, which produce screw machine stock, redraw rod, forging stock, and billet; and a facility in Richland, Washington, which produces seamless tubing in both hard and soft alloys for the automotive, other transportation, export, recreation, agriculture, and other industrial markets. Each of the soft-alloy extrusion facilities has fabricating capabilities and provides finishing services. Major markets for extruded products are in the transportation industry, to which the business unit provides extruded shapes for automobiles, trucks, trailers, cabs and shipping containers, and in the distribution, durable goods, defense, building and construction, ordnance and electrical markets. The sales and engineering office in Detroit, Michigan, works with car makers and other customers, the Center for Technology (see "- Research and Development") and plant personnel to create new automotive component designs and improve existing products.

          The engineered products business unit also operates forging facilities at Erie, Pennsylvania; Oxnard, California; and Greenwood, South Carolina; a machine shop at Greenwood, South Carolina; and a casting facility in Canton, Ohio, and is one of the largest producers of aluminum forgings in the United States and is a major supplier of high-quality forged parts to customers in the automotive, commercial vehicle and ordnance markets. The high strength-to-weight properties of forged and cast aluminum make it particularly well-suited for automotive applications. The business unit's casting facility manufactures aluminum engine manifolds for the automobile, truck and marine markets.

          In 1996, the engineered products business unit had approximately 990 customers, the largest and top five of which accounted for approximately 13% and 31%, respectively, of the business unit's revenue. Sales are made directly from plants, as well as marketing locations across
the United States.   See "-- Competition."

          In September 1996, Kaiser entered into a letter of intent with Accuride Corporation ("Accuride"), a business unit of Phelps Dodge Corporation, to form a joint-venture to design, manufacture and market aluminum wheels for the commercial ground transportation industry. The formation of the joint venture, subject to various conditions including third-party consents, is expected to occur in the second quarter of 1997.

     COMPETITION

          Aluminum competes in many markets with steel, copper, glass, plastic and other materials. In recent years, plastic containers have increased and glass containers have decreased their respective shares of the soft drink sector of the beverage container market. In the United States, beverage container materials, including aluminum, face increased competition from plastics as increased polyethylene terephthalate container capacity is brought on line by plastics manufacturers. Within the aluminum business, Kaiser competes with both domestic and foreign producers of bauxite, alumina and primary aluminum, and with domestic and foreign fabricators. Many of Kaiser's competitors have greater financial resources than Kaiser. Kaiser's principal competitors in the sale of alumina include Alcoa Alumina and Chemicals L.L.C., Billiton Marketing and Trading BV, and Alcan Aluminium Limited. Kaiser competes with most aluminum producers in the sale of primary aluminum.

          Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality and availability.
Kaiser also competes with a wide range of domestic and international fabricators in the sale of fabricated aluminum products. Competition in the sale of fabricated products is based upon quality, availability, price and service, including delivery performance. Kaiser concentrates its fabricating operations on selected products in which it has production expertise, high-quality capability, and geographic and other competitive advantages. Kaiser believes that, assuming the current relationship between worldwide supply and demand for alumina and primary aluminum does not change materially, the loss of any one of its customers, including intermediaries, would not have a material adverse effect on its financial condition, results of operations or liquidity.

     RESEARCH AND DEVELOPMENT

          Kaiser conducts research and development activities principally at two facilities - the Center for Technology ("CFT") in Pleasanton, California, and the Primary Aluminum Products Division Technology Center ("DTC") adjacent to the Mead smelter in Washington. Net expenditures for company-sponsored research and development activities were $20.5 million in 1996, $18.5 million in 1995, and $16.7 million in 1994. Kaiser's research staff totaled 156 at December 31, 1996. Kaiser estimates that research and development net expenditures will be approximately $22 million in 1997.

          CFT performs research and development across a range of aluminum process and product technologies to support Kaiser's business units and new business opportunities. It also selectively offers technical services to third parties. Significant efforts are directed at product and process technology for the aircraft, automotive and can sheet markets, and aluminum reduction cell models which are applied to improving cell designs and operating conditions. DTC maintains specialized laboratories and a miniature carbon plant where experiments with new anode and cathode technology are performed. DTC supports Kaiser's primary aluminum smelters, and concentrates on the development of cost-effective technical innovations such as equipment and process improvements.

          The largest and most notable single project being developed at CFT and the Reno, Nevada, facility is a unique Micromill(TM) casting facility for the production of can sheet from molten metal using a continuous cast process. The capital and conversion costs of Kaiser's Micromill(TM) facilities are expected to be significantly lower than conventional rolling mills. The use of a Micromill(TM) facility is also expected to result in lower transportation costs due to the ability to strategically locate a Micromill(TM) facility in close proximity to a manufacturing facility. Micromill(TM) facilities are expected to be particularly well suited to take advantage of the rapid growth in demand for can sheet expected in emerging markets in Asia and Latin America where there is limited indigenous supply. Kaiser believes that Micromill(TM) facilities should also be capable of manufacturing other sheet products at relatively low capital and operating costs. The Micromill(TM) technology is based on a proprietary thin-strip, high-speed, continuous-belt casting technique linked directly to hot and cold rolling mills. The major advantage of the process is that the sheet is continuously manufactured from molten metal, unlike the conventional process in which the metal is first cast into large, solid ingots and subsequently rolled into sheet through a series of highly capital-intensive steps. The first Micromill(TM) facility, which was constructed in Nevada during 1996 as a demonstration and production facility, achieved operational start-up in the fourth quarter of 1996. Kaiser expects that the Nevada Micromill(TM) will be in a start-up mode for the first half of 1997 and will be able to commence limited shipments to customers in the second half of 1997. If Kaiser is successful in proving and commercializing its Micromill(TM) technology, Micromill(TM) facilities could represent an important source of future growth. There can be no assurance that Kaiser will be able to successfully develop and commercialize the technology for use at full-scale facilities. Kaiser is currently financing the capital cost of the construction of the Nevada Micromill(TM), estimated to be approximately
$70 million, from available general corporate resources.

          Kaiser licenses its technology and sells technical and managerial assistance to other producers worldwide. Kaiser's technology has been installed in alumina refineries, aluminum smelters and rolling mills located in the United States, Jamaica, Sweden, Germany, Russia, India, Australia, Korea, New Zealand, Ghana, United Arab Emirates and the United Kingdom. Kaiser has technical services contracts with smelters in Wales, Africa, Europe, the Middle East and India. Kaiser's revenue from technology sales and technical assistance to third parties was $3.6 million in 1996, $5.7 million in 1995 and $10.0 million in 1994.

     BUSINESS DEVELOPMENT

          Kaiser is actively pursuing opportunities to grow in targeted areas of its portfolio, by internal investment and by acquisition, both domestically and internationally. Kaiser is pursuing opportunities to increase its participation in emerging markets by using its technical expertise and capital to form joint ventures or acquire equity in aluminum-related facilities in foreign countries where it can apply its proprietary technology. Kaiser has created Kaiser Aluminum International to identify growth opportunities in targeted emerging markets and develop the needed country competence to complement Kaiser's product and process competence in capitalizing on such opportunities. Kaiser has focused its efforts on countries that are expected to be important suppliers of aluminum and/or large customers for aluminum and alumina, including Venezuela--where Kaiser is the Qualified Operator in one of five consortia seeking to participate in the privatization of Venezuela's aluminum industry--the PRC, Russia and other members of the CIS, and India. Kaiser's proprietary retrofit technology has been installed by Kaiser at various third party locations throughout the world and is an integral part of Kaiser's initiatives for participating in new and existing smelting facilities. See "--Research and Development."

          In 1995, Kaiser Yellow River Investment Limited ("KYRIL"), a subsidiary of Kaiser, entered into a Joint Venture Agreement and related agreements (the "Joint Venture Agreements") with the Lanzhou Aluminum Smelters ("LAS") of the China National Nonferrous Metals Industry Corporation relating to the formation and operation of Yellow River Aluminum Industry Company Limited, a Sino-foreign joint equity enterprise organized under PRC law (the "Joint Venture"). KYRIL contributed $9.0 million to the capital of the Joint Venture in July 1995. The parties to the Joint Venture are currently engaged in discussions concerning the future of the Joint Venture. Governmental approval in the PRC will be necessary in order to implement any arrangements agreed to by the parties, and there can be no assurance such approvals will be obtained. At a meeting of the Board of Directors of the Joint Venture held on January 16, 1997, LAS reported that negotiations had begun with an investor which might be interested in buying KYRIL's interest in the Joint Venture. In light of such report, the directors adopted a resolution that, among other things,
(i) contained an agreement to continue until June 30, 1997, discussions concerning the future of the Joint Venture, (ii) provided that KYRIL granted to LAS the right to seek a buyer to purchase KYRIL's equity interest in the Joint Venture, and (iii) provided that if a buyer to purchase KYRIL's equity interest in the Joint Venture was not found by June 30, 1997, the Joint Venture would be terminated and dissolved.

          Kaiser, through its engineered products business unit, has entered into contracts to form two small joint venture companies in the PRC. Kaiser indirectly acquired equity interests of approximately 45% and 49%, respectively, in these two companies which will manufacture aluminum extrusions, in exchange for the contribution to those companies of certain used equipment, technology, services and cash. The majority equity interests in the two companies are owned by affiliates of Guizhou Guang Da Construction Company.

     EMPLOYEES

          During 1996, Kaiser employed an average of approximately 9,600 persons, compared with an average of approximately 9,500 employees in 1995, and 9,700 employees in 1994. At December 31, 1996, Kaiser's work force was approximately 9,500, including a domestic work force of approximately 5,900, of whom approximately 4,000 were paid at an hourly rate. Most hourly paid domestic employees are covered by collective bargaining agreements with various labor unions. Approximately 75% of such employees are covered by a master agreement (the "Labor Contract") with the United Steelworkers of America ("USWA") which expires September 30, 1998. The Labor Contract covers Kaiser's plants in Spokane (Trentwood and Mead) and Tacoma, Washington; Gramercy, Louisiana; and Newark, Ohio.

          The Labor Contract provides for base wages at all covered plants. In addition, workers covered by the Labor Contract may receive quarterly or more frequent bonus payments based on various indices of profitability, productivity, efficiency, and other aspects of specific plant or departmental performance, as well as, in certain cases, the price of alumina or primary aluminum. Pursuant to the Labor Contract, base wage rates were raised effective January 2, 1995, were raised again effective November 6, 1995, and will be raised an additional amount effective November 3, 1997, and an amount in respect of the cost of living adjustment under the previous master agreement will be phased into base wages during the term of the Labor Contract. In the second quarter of 1995, Kaiser acquired up to $2,000 of preference stock held in a stock plan for the benefit of certain employees covered by the Labor Contract and in the first half of 1998 will acquire up to an additional $4,000 of such preference stock held in such plan for the benefit of substantially the same employees. In addition, a profitability test was satisfied and, therefore, Kaiser acquired during 1996 up to an additional $1,000 of such preference stock held in such plan for the benefit of substantially the same employees. Kaiser made comparable acquisitions of preference stock held for the benefit of certain salaried employees.

          The contract covering Alpart's employees expired in April 1996, and contract negotiations are ongoing. Management considers Kaiser's employee relations to be satisfactory.

     ENVIRONMENTAL MATTERS

          Kaiser is subject to a wide variety of international, federal, state and local environmental laws and regulations (the "Environmental Laws"). The Environmental Laws regulate, among other things, air and water emissions and discharges; the generation, storage, treatment, transportation and disposal of solid and hazardous waste; the release of hazardous or toxic substances, pollutants and contaminants into the environment; and, in certain instances, the environmental condition of industrial property prior to transfer or sale. In addition, Kaiser is subject to various federal, state and local workplace health and safety laws and regulations ("Health Laws").

          From time to time, Kaiser is subject, with respect to its current and former operations, to fines or penalties assessed for alleged breaches of the Environmental and Health Laws and to claims and litigation brought by federal, state or local agencies and by private parties seeking remedial or other enforcement action under the Environmental and Health Laws or damages related to alleged injuries to health or to the environment, including claims with respect to certain waste disposal sites and the remediation of sites presently or formerly operated by Kaiser. See "Legal Proceedings--Kaiser Litigation--Environmental Litigation." Kaiser currently is subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). Kaiser, along with certain other entities, has been named as a Potentially Responsible Party ("PRP") for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA and, in certain instances, may be exposed to joint and several liability for those costs or damages to natural resources. Kaiser's Mead, Washington, facility has been listed on the National Priorities List under CERCLA. By letter dated June 18, 1996, the Washington State Department of Ecology advised Kaiser that there are several options for remediation at the Mead facility that would be acceptable to the Department. Kaiser expects that one of these remedial options will be agreed upon and incorporated into a consent decree in 1997. In addition, in connection with certain of its asset sales, Kaiser has agreed to indemnify the purchasers with respect to certain liabilities (and associated expenses) resulting from acts or omissions arising prior to such dispositions, including environmental liabilities.

          See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities--Aluminum Operations" and Note 9 to the Consolidated Financial Statements, each under the heading "Environmental Contingencies" for further information.

     PROPERTIES

          The locations and general character of the principal plants, mines, and other materially important physical properties relating to Kaiser's operations are described in "--Production Operations." Kaiser owns or leases all the real estate and facilities used in connection with its business. Plants and equipment and other facilities are generally in good condition and suitable for their intended uses, subject to changing environmental requirements. Although Kaiser's domestic aluminum smelters and alumina facility were initially designed early in Kaiser's history, they have been modified frequently over the years to incorporate technological advances in order to improve efficiency, increase capacity, and achieve energy savings. Kaiser believes that its domestic plants are cost competitive on an international basis.

          Kaiser's obligations under its credit agreement are secured by, among other things, mortgages on its major domestic plants (other than the Gramercy alumina refinery and Nevada Micromill ).

     LEGAL PROCEEDINGS

          See "Legal Proceedings--Kaiser Litigation" for a description of certain legal proceedings in which Kaiser is involved.

FOREST PRODUCTS OPERATIONS

GENERAL

          The Company engages in forest products operations through MGI and its wholly owned subsidiaries, Pacific Lumber and Britt, and Pacific Lumber's subsidiaries, Scotia Pacific and Salmon Creek. Pacific Lumber, which has been in continuous operation for over 125 years, engages in several principal aspects of the lumber industry--the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber products and the manufacturing of lumber into a variety of value-added finished products. Britt manufactures redwood and cedar fencing and decking products from small diameter logs, a substantial portion of which Britt acquires from Pacific Lumber (as Pacific Lumber cannot efficiently process them in its own mills).

PACIFIC LUMBER OPERATIONS

     TIMBERLANDS

          Pacific Lumber owns and manages approximately 193,000 acres of virtually contiguous commercial timberlands located in Humboldt County along the northern California coast, which has very favorable soil and climate conditions. These timberlands contain approximately three-quarters redwood and one-quarter Douglas-fir timber, are located in close proximity to Pacific Lumber's four sawmills and contain an extensive network of roads. Approximately 179,000 acres of Pacific Lumber's timberlands are owned by Scotia Pacific (the "Scotia Pacific Timberlands"). Pacific Lumber has the exclusive right to harvest (the "Pacific Lumber Harvest Rights") approximately 8,000 non-contiguous acres of the Scotia Pacific Timberlands consisting substantially of virgin old growth redwood and virgin old growth Douglas-fir timber located on numerous small parcels throughout the Scotia Pacific Timberlands. Substantially all of Scotia Pacific's assets, including the Scotia Pacific Timberlands and the GIS (defined below), are pledged as security for Scotia Pacific's 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes"). Pacific Lumber harvests and purchases from Scotia Pacific all of the logs harvested from the Scotia Pacific Timberlands. See "--Relationships With Scotia Pacific and Britt" for a description of this and other relationships among Pacific Lumber, Scotia Pacific and Britt. Approximately 6,000 acres of Pacific Lumber's timberlands are owned by Salmon Creek.

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

          Pacific Lumber engages in extensive efforts to supplement the natural regeneration of timber and increase the amount of timber on its timberlands. Pacific Lumber is required to comply with California forestry regulations regarding reforestation, which generally require that an area be reforested to specified standards within an established period of time. Pacific Lumber also actively engages in efforts to establish timberlands from open areas such as pasture land. Regeneration of redwood timber generally is accomplished through the natural growth of new redwood sprouts from the stump remaining after a redwood tree is harvested. Such new redwood sprouts grow quickly, thriving on existing mature root systems. In addition, Pacific Lumber supplements natural redwood regeneration by planting redwood seedlings. Douglas-fir timber grown on Pacific Lumber's timberlands is regenerated almost entirely by planting seedlings. During 1996, Pacific Lumber planted an estimated 529,000 redwood and Douglas-fir seedlings.

     HARVESTING PRACTICES

          The ability of Pacific Lumber to sell logs or lumber products will depend, in part, upon its ability to obtain regulatory approval of timber harvesting plans ("THPs"). THPs are required to be developed by registered professional foresters and must be filed with, and approved by, the California Department of Forestry ("CDF") prior to the harvesting of timber. Each THP is designed to comply with applicable laws and regulations. The CDF's evaluation of proposed THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. See "--Regulatory and Environmental Factors" for information regarding a critical habitat designation, sustained yield regulations and similar matters concerning Pacific Lumber and its operations. Pacific Lumber maintains a detailed geographical information system covering its timberlands (the "GIS"). The GIS covers numerous aspects of Pacific Lumber's properties, including timber type, tree class, wildlife data, roads, rivers and streams. By carefully monitoring and updating this data base and conducting field studies, Pacific Lumber's foresters are better able to develop detailed THPs addressing the various regulatory requirements. Pacific Lumber also utilizes a Global Positioning System ("GPS") which allows precise location of geographic features through satellite positioning.

          Pacific Lumber employs a variety of well-accepted methods of selecting trees for harvest. These methods, which are designed to achieve optimal regeneration, are referred to as "silvicultural systems" in the forestry profession. Silvicultural systems range from very light thinnings aimed at enhancing the growth rate of retained trees to clear cutting which results in the harvest of all trees in an area and replacement with a new forest stand. In between are a number of varying levels of partial harvests which can be employed. Pacific Lumber's foresters select the appropriate silvicultural system for any given site based upon the specific conditions of that site. The systems chosen are those which will most closely emulate those natural processes that result in the cycling of natural forest stands. Due to the magnitude of its timberlands and conservative application of silvicultural systems, Pacific Lumber has historically conducted harvesting operations on approximately 5% of its timberlands in any given year.

     PRODUCTION FACILITIES

          Pacific Lumber owns four highly mechanized sawmills and related facilities located in Scotia, Fortuna and Carlotta, California. The sawmills historically have been supplied almost entirely from timber harvested from Pacific Lumber's timberlands. Since 1986, Pacific Lumber has implemented numerous technological advances that have increased the operating efficiency of its production facilities and the recovery of finished products from its timber. Over the past three years, Pacific Lumber's annual lumber production has averaged approximately 289 million board feet, with approximately 291, 290 and 286 million board feet produced in 1996, 1995 and 1994, respectively. The Fortuna sawmill produces primarily common grade lumber. During 1996, the Fortuna mill produced approximately 99 million board feet of lumber. The Carlotta sawmill produces both common and upper grade redwood lumber. During 1996, the Carlotta mill produced approximately 63 million board feet of lumber. Sawmills "A" and "B" are both located in Scotia. Sawmill "A" processes Douglas-fir logs and Sawmill "B" primarily processes large diameter redwood logs. During 1996, Sawmills "A" and "B" produced 88 million and 41 million board feet of lumber, respectively.

          Pacific Lumber operates a finishing plant which processes rough lumber into a variety of finished products such as trim, fascia, siding and paneling. These finished products include the redwood lumber industry's largest variety of customized trim and fascia patterns. Pacific Lumber also enhances the value of some grades of common grade lumber by assembling knot-free pieces of common lumber into wider or longer pieces in its state-of-the-art end and edge glue plants. The result is a standard sized upper grade product which can be sold at a significant premium over common grade products. Pacific Lumber has installed a lumber remanufacturing facility at its mill in Fortuna which processes low grade redwood common lumber into value-added, higher grade redwood fence and related products.

          Pacific Lumber dries the majority of its upper grade lumber before it is sold. Upper grades of redwood lumber are generally air-dried for three to twelve months and then kiln-dried for seven to twenty-four days to produce a dimensionally stable and high quality product which generally commands higher prices than "green" lumber (which is lumber sold before it has been dried). Upper grade Douglas-fir lumber is generally kiln-dried immediately after it is cut. Pacific Lumber owns and operates 34 kilns, having an annual capacity of approximately 95 million board feet, to dry its upper grades of lumber efficiently in order to produce a quality, premium product. Pacific Lumber also maintains several large enclosed storage sheds which hold approximately 27 million board feet of lumber.

          In addition, Pacific Lumber owns and operates a modern 25-megawatt cogeneration power plant which is fueled almost entirely by the wood residue from Pacific Lumber's milling and finishing operations. This power plant generates substantially all of the energy requirements of Scotia, California, the town adjacent to Pacific Lumber's timberlands where several of its manufacturing facilities are located. Pacific Lumber sells surplus power to Pacific Gas and Electric Company. In 1996, the sale of surplus power accounted for approximately 1% of Pacific Lumber's total revenues.

     PRODUCTS

          The following table sets forth the distribution of Pacific Lumber's lumber production (on a net board foot basis) and revenues by product line:


                              Year Ended December 31, 1996              Year Ended December 31, 1995
                       ----------------------------------------- -----------------------------------------
                         % of Total                                % of Total
                           Lumber      % of Total                    Lumber      % of Total
                         Production      Lumber      % of Total    Production      Lumber      % of Total
       Product             Volume       Revenues      Revenues       Volume       Revenues      Revenues
                       ------------- ------------- ------------- ------------- ------------- -------------
Upper grade redwood
     lumber                      13%           33%           28%           17%           38%           31%
Common grade redwood
     lumber                      53%           42%           35%           54%           40%           32%
                       ------------- ------------- ------------- ------------- ------------- -------------
     Total redwood
          lumber                 66%           75%           63%           71%           78%           63%
                       ------------- ------------- ------------- ------------- ------------- -------------
Upper grade Douglas-
     fir lumber                   3%            6%            5%            3%            5%            4%
Common grade Douglas-
     fir lumber                  27%           16%           13%           23%           14%           11%
                       ------------- ------------- ------------- ------------- ------------- -------------
     Total Douglas-
          fir lumber             30%           22%           18%           26%           19%           15%
                       ------------- ------------- ------------- ------------- ------------- -------------
Other grades of
     lumber                       4%            3%            2%            3%            3%            4%
                       ------------- ------------- ------------- ------------- ------------- -------------
     Total lumber               100%          100%           83%          100%          100%           82%
                       ============= ============= ============= ============= ============= =============
Logs                                                          9%                                        7%
                                                   =============                             =============
Hardwood chips                                                2%                                        4%
Softwood chips                                                4%                                        5%
                                                   -------------                             -------------
     Total wood chips                                         6%                                        9%
                                                   =============                             =============

          Lumber. Pacific Lumber primarily produces and markets lumber. In 1996, Pacific Lumber sold approximately 307 million board feet of lumber, which accounted for approximately 83% of Pacific Lumber's total revenues. Lumber products vary greatly by the species and quality of the timber from which it is produced. Lumber is sold not only by grade (such as "upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

          Redwood lumber is Pacific Lumber's largest product category. Redwood is commercially grown only along the northern coast of California and possesses certain unique characteristics that permit it to be sold at a premium to many other wood products. Such characteristics include its natural beauty, superior ability to retain paint and other finishes, dimensional stability and innate resistance to decay, insects and chemicals. Typical applications include exterior siding, trim and fascia for both residential and commercial construction, outdoor furniture, decks, planters, retaining walls and other specialty applications. Redwood also has a variety of industrial applications because of its chemical resistance and because it does not impart any taste or odor to liquids or solids.

          Upper grade redwood lumber, which is derived primarily from large diameter logs and is characterized by an absence of knots and other defects, is used primarily in distinctive interior and exterior applications. The overall supply of upper grade lumber has been diminishing due to increasing environmental and regulatory restrictions and other factors, and Pacific Lumber's supply of upper grade lumber has decreased in some premium product categories. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations--Forest Products Operations." Common grade redwood lumber, Pacific Lumber's largest volume product, has many of the same aesthetic and structural qualities of redwood uppers, but has some knots, sapwood and a coarser grain. Such lumber is commonly used for construction purposes, including outdoor structures such as decks, hot tubs and fencing.

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

          Logs. Pacific Lumber currently sells certain logs that, due to their size or quality, cannot be efficiently processed by its mills into lumber. The majority of these logs are purchased by Britt. The balance are purchased by surrounding mills which do not own sufficient timberlands to support their mill operations. See "--Relationships With Scotia Pacific and Britt" below. Except for the agreement with Britt described below, Pacific Lumber does not have any significant contractual relationships with third parties relating to the purchase of logs. Pacific Lumber has historically not purchased significant quantities of logs from third parties; however, Pacific Lumber may from time to time purchase logs from third parties for processing in its mills or for resale to third parties if, in the opinion of management, economic factors are advantageous to Pacific Lumber.

          Wood Chips. Pacific Lumber uses a whole-log chipper to produce wood chips from hardwood trees which would otherwise be left as waste. These chips are sold to third parties primarily for the production of facsimile and other specialty papers. Pacific Lumber also produces softwood chips from the wood residue and waste from its milling and finishing operations. These chips are sold to third parties for the production of wood pulp and paper products.

     BACKLOG AND SEASONALITY

          Pacific Lumber's backlog of sales orders at December 31, 1996 and 1995 was approximately $21.3 million and approximately $11.5 million, respectively, the substantial portion of which was delivered in the first quarter of the next fiscal year. Pacific Lumber has historically experienced lower first quarter sales due largely to the general decline in construction-related activity during the winter months. As a result, Pacific Lumber's results in any one quarter are not necessarily indicative of results to be expected for the full year.

     MARKETING

          The housing, construction and remodeling markets are the primary markets for Pacific Lumber's lumber products. Pacific Lumber's policy is to maintain a wide distribution of its products both geographically and in terms of the number of customers. Pacific Lumber sells its lumber products throughout the country to a variety of accounts, the large majority of which are wholesalers, followed by retailers, industrial users, exporters and manufacturers. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the Mississippi River, with California accounting for approximately 66% of these sales in 1996. Common grades of Douglas-fir lumber are sold primarily in California. In 1996, the largest and top five of Pacific Lumber's customers accounted for approximately 9% and 24%, respectively, of total revenues. Exports of lumber accounted for approximately 5% of Pacific Lumber's total revenues in 1996. Pacific Lumber markets its products through its own sales staff which focuses primarily on domestic sales.

          Pacific Lumber actively follows trends in the housing, construction and remodeling markets in order to maintain an appropriate level of inventory and assortment of products. Due to its high quality products, large inventory, competitive prices and long history, Pacific Lumber believes it has a strong degree of customer loyalty.

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

     EMPLOYEES

          As of March 1, 1997, Pacific Lumber had approximately 1,600 employees, none of whom are covered by a collective bargaining agreement.

     RELATIONSHIPS WITH SCOTIA PACIFIC AND BRITT

          In March 1993, Pacific Lumber consummated its offering of $235 million of 10-1/2% Senior Notes due 2003 (the "Pacific Lumber Senior Notes") and Scotia Pacific consummated its offering of $385 million of Timber Notes. Upon the closing of such offerings, Pacific Lumber, Scotia Pacific and Britt entered into a variety of agreements. Pacific Lumber and Scotia Pacific entered into a Services Agreement (the "Services Agreement") and an Additional Services Agreement (the "Additional Services Agreement"). Pursuant to the Services Agreement, Pacific Lumber provides operational, management and related services with respect to the Scotia Pacific Timberlands containing timber of Scotia Pacific ("Scotia Pacific Timber") not performed by Scotia Pacific's own employees. Such services include, but are not limited to, the furnishing of all equipment, personnel and expertise not within Scotia Pacific's possession and reasonably necessary for the operation and maintenance of the Scotia Pacific Timberlands containing Scotia Pacific Timber. In particular, Pacific Lumber is required to regenerate Scotia Pacific Timber, prevent and control loss of Scotia Pacific Timber by fires, maintain a system of roads throughout the Scotia Pacific Timberlands, take measures to control the spread of disease and insect infestation affecting Scotia Pacific Timber and comply with environmental laws and regulations. Pacific Lumber is also required (to the extent necessary) to assist Scotia Pacific personnel in updating the GIS and to prepare and file, on Scotia Pacific's behalf, all pleadings and motions and otherwise diligently pursue appeals of any denial of any THP and related matters. As compensation for these and the other services to be provided by Pacific Lumber, Scotia Pacific pays a fee which is adjusted on January 1 of each year based on a specified government index relating to wood products. The fee was approximately $112,000 per month in 1996 and is expected to be approximately $115,200 per month in 1997. Pursuant to the Additional Services Agreement, Scotia Pacific provides Pacific Lumber with a variety of services, including (a) assisting Pacific Lumber to operate, maintain and harvest its own timber properties, (b) updating and providing access to the GIS with respect to information concerning Pacific Lumber's own timber properties, and (c) assisting Pacific Lumber with its statutory and regulatory compliance. Pacific Lumber pays Scotia Pacific a fee for such services equal to the actual cost of providing such services, as determined in accordance with generally accepted accounting principles.

          Pacific Lumber and Scotia Pacific also entered into a Master Purchase Agreement (the "Master Purchase Agreement"). The Master Purchase Agreement governs all purchases of logs by Pacific Lumber from Scotia Pacific. Each purchase of logs by Pacific Lumber from Scotia Pacific is made pursuant to a separate log purchase agreement (which incorporates the terms of the Master Purchase Agreement) for the Scotia Pacific Timber covered by an approved THP. Each log purchase agreement generally constitutes an exclusive agreement with respect to the timber covered thereby, subject to certain limited exceptions. The purchase price must be at least equal to the SBE Price (as defined below). The Master Purchase Agreement provides that if the purchase price equals or exceeds (i) the price for such species and category thereof set forth on the structuring schedule applicable to the Timber Notes and (ii) the SBE Price, then such price shall be deemed to be the fair market value of such logs. The Master Purchase Agreement defines the "SBE Price," for any species and category of timber, as the stumpage price for such species and category as set forth in the most recent "Harvest Value Schedule" published by the California State Board of Equalization ("SBE") applicable to the timber sold during the period covered by such Harvest Value Schedule. Such Harvest Value Schedules are published for the purpose of computing yield taxes and generally are released every six months. As Pacific Lumber purchases logs from Scotia Pacific pursuant to the Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing Scotia Pacific Timber covered by approved THPs, and the purchase price is therefore based upon "stumpage prices." Title to the harvested logs does not pass to Pacific Lumber until the logs are transported to Pacific Lumber's log decks and measured. Substantially all of Scotia Pacific's revenues are derived from the sale of logs to Pacific Lumber under the Master Purchase Agreement.

          Pacific Lumber, Scotia Pacific and Salmon Creek also entered into a Reciprocal Rights Agreement granting to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses. In addition, Pacific Lumber entered into an Environmental Indemnification Agreement with Scotia Pacific pursuant to which Pacific Lumber agreed to indemnify Scotia Pacific from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the Scotia Pacific Timberlands.

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

     MARKETING

          In 1996, Britt sold approximately 79 million board feet of lumber products to approximately 75 different customers. Over one-half of Britt's 1996 lumber sales were in northern California. The remainder of its 1996 sales were in southern California and ten other western states. The largest and top five of such customers accounted for approximately 27% and 68%, respectively, of such 1996 sales. Britt markets its products through its own salesmen to a variety of customers, including distribution centers, industrial remanufacturers, wholesalers and retailers.

          Britt's backlog of sales orders at December 31, 1996 and 1995 was approximately $4.2 million and $3.2 million, respectively, the substantial portion of which was delivered in the first quarter of the next fiscal year.

     FACILITIES AND EMPLOYEES

          Britt's manufacturing operations are conducted on 12 acres of land, 10 acres of which are leased on a long-term fixed-price basis from an unrelated third party. Fence production is conducted in a 46,000 square foot mill. An 18 acre log sorting and storage yard is located one quarter of a mile away. The mill was constructed in 1980, and capital expenditures to enhance its output and efficiency are made periodically. Britt's (single shift) mill capacity, assuming 40 production hours per week, is estimated at 37.4 million board feet of fencing products per year. As of March 1, 1997, Britt employed approximately 120 people, none of whom are covered by a collective bargaining agreement.

     COMPETITION

          Management estimates that Britt accounted for approximately one-third of the redwood fence market in 1996. Britt competes primarily with the northern California mills of Louisiana Pacific, Georgia Pacific and Eel River.

REGULATORY AND ENVIRONMENTAL FACTORS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          Regulatory and environmental issues play a significant role in Pacific Lumber's forest products operations. Pacific Lumber's forest products operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. These laws include the California Forest Practice Act (the "Forest Practice Act"), which requires that timber harvesting operations be conducted in accordance with detailed requirements set forth in the Forest Practice Act and in the regulations promulgated thereunder by the California Board of Forestry (the "BOF"). The federal Endangered Species Act (the "ESA") and California Endangered Species Act (the "CESA") provide in general for the protection and conservation of specifically listed fish, wildlife and plants which have been declared to be endangered or threatened. The California Environmental Quality Act ("CEQA") provides, in general, for protection of the environment of the state, including protection of air and water quality and of fish and wildlife. In addition, the California Water Quality Act and Federal Clean Water Act require, in part, that Pacific Lumber's operations be conducted so as to reasonably protect the water quality of nearby rivers and streams. Pacific Lumber is subject to certain pending matters described below which could have a material adverse effect on the consolidated financial position, results of operations or liquidity of Pacific Lumber, and in turn MGI and MGHI. There can be no assurance that certain pending or future legislation, governmental regulations or judicial or administrative decisions will not have a material adverse effect on Pacific Lumber.

          In March 1992, the marbled murrelet was approved for listing as endangered under the CESA. In October 1992, the United States Fish and Wildlife Service ("USFWS") issued its final rule listing the marbled murrelet as a threatened species under the ESA in the tri-state area of Washington, Oregon and California. Pacific Lumber has incorporated, and will continue to incorporate as required, mitigation measures into its THPs to protect and maintain habitat for the marbled murrelet on its timberlands. The BOF requires Pacific Lumber to conduct pre-harvest marbled murrelet surveys to provide certain site specific mitigations in connection with THPs covering virgin old growth timber and unusually dense stands of residual old growth timber. Such surveys can only be conducted during a portion of the murrelet's nesting and breeding season, which extends from April through mid-September. Accordingly, such surveys are expected to delay the review and approval process with respect to certain of the THPs filed by Pacific Lumber. The results of such surveys to date (based upon current survey protocols) have indicated that Pacific Lumber has approximately 6,600 acres (all containing virgin or residual old growth timber) which are occupied marbled murrelet habitat. Pacific Lumber is unable to predict when or if it will be able to harvest this acreage.

          In May 1996, the USFWS published its final designation of critical habitat for the marbled murrelet (the "Final Designation"), designating over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 33,000 acres of Pacific Lumber's timberlands are included in the Final Designation, the substantial portion of such acreage being young growth timber. The bulk of Pacific Lumber's 6,600 acres of occupied marbled murrelet habitat falls within the 33,000 acres of Pacific Lumber's timberlands included in the Final Designation. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, Pacific Lumber over the last few years has attempted to develop a habitat conservation plan for the marbled murrelet (the "Murrelet HCP"). Due to, among other things, the unfavorable response of the USFWS to Pacific Lumber's initial Murrelet HCP efforts, Pacific Lumber and its subsidiaries filed two actions (the "Takings Litigation") alleging that certain portions of their timberlands have been "taken" and seeking just compensation. See Item 3. "Legal Proceedings-- Pacific Lumber Litigation" for a description of the Takings Litigation. Pursuant to an agreement entered into by the Company, MAXXAM, the United States and the State of California on September 28, 1996 (the "Headwaters Agreement") and described below under "--Headwaters Agreement," the Takings Litigation has been stayed at the request of the parties.

          It is impossible for the Company to determine the potential adverse effect of the Final Designation on Pacific Lumber's consolidated financial position, results of operations or liquidity until such time as various regulatory and legal issues are resolved; however, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on timberlands designated as critical habitat for the marbled murrelet, such effect could be materially adverse to Pacific Lumber (and in turn MGI and MGHI). If Pacific Lumber is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking. There continue to be other regulatory actions and lawsuits seeking to have other species listed as threatened or endangered under the ESA and/or the CESA and to designate critical habitat for such species. For example, the National Marine Fisheries Service has announced that by April 25, 1997 it will make a final determination whether to list the coho salmon under the ESA in northern California, including, potentially, lands owned by Pacific Lumber. It is uncertain what impact, if any, such listings and/or designations of critical habitat would have on the consolidated financial position, results of operations or liquidity of Pacific Lumber, and in turn MGI and MGHI.

          In 1994, the BOF adopted certain regulations regarding compliance with long-term sustained yield ("LTSY") objectives. These regulations require that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish a LTSY harvest level that takes into account environmental and economic considerations. The sustained yield plan ("SYP") must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that Pacific Lumber's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. On December 17, 1996, Pacific Lumber submitted a proposed SYP to the CDF. The proposed SYP sets forth an LTSY harvest level substantially the same as Pacific Lumber's average annual timber harvest over the last six years. The proposed SYP also indicates that Pacific Lumber's average annual timber harvest during the first decade of the SYP would approximate the LTSY harvest level. During the second decade of the proposed SYP, Pacific Lumber's average annual timber harvest would be approximately 8% less than that proposed for the first decade. The SYP, when approved, will be valid for ten years. Thereafter, revised SYPs will be prepared every decade that will address the LTSY harvest level based upon reassessment of changes in the resource base and protection of public resources.

          The proposed SYP assumes that the transactions contemplated by the Headwaters Agreement will be consummated and that the Multi-Species HCP (as defined below under "--Headwaters Agreement") will permit Pacific Lumber to harvest its timberlands (including over the next two decades a substantial portion of its old growth timberlands not transferred pursuant to the Headwaters Agreement) to achieve maximum sustained yield. The SYP is subject to review and approval by the CDF, and there can be no assurance that the SYP will be approved in its proposed form. Until the SYP is reviewed and approved, Pacific Lumber is unable to predict the impact that these regulations will have on Pacific Lumber's future timber harvesting practices. It is possible that the results of the review and approval process could require Pacific Lumber to reduce its timber harvest in future years from the harvest levels set forth in the proposed SYP. Pacific Lumber believes it would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands (and making corresponding amendments to the SYP); however, there can be no assurance that Pacific Lumber would be able to do so and the amount of such acquisitions would be limited by Pacific Lumber's available financial resources. The Company is unable to predict the ultimate impact the sustained yield regulations will have on Pacific Lumber's future financial position, results of operations or liquidity.

          Various groups and individuals have filed objections with the CDF and the BOF regarding the CDF's and the BOF's actions and rulings with respect to certain of Pacific Lumber's THPs and other timber harvesting operations, and Pacific Lumber expects that such groups and individuals will continue to file such objections. In addition, lawsuits are pending or threatened which seek to prevent Pacific Lumber from implementing certain of its approved THPs or which challenge other operations by Pacific Lumber. These challenges have severely restricted Pacific Lumber's ability to harvest old growth timber on its property. To date, challenges with respect to Pacific Lumber's THPs relating to young growth timber and to its other operations have been limited; however, no assurance can be given as to the extent of such challenges in the future. The Company believes that environmentally focused challenges to its timber harvesting and other operations are likely to occur in the future, particularly with respect to virgin and residual old growth timber. Although such challenges have delayed or prevented Pacific Lumber from conducting a portion of its operations, they have not had a material adverse effect on Pacific Lumber's consolidated financial position, results of operations or liquidity. Nevertheless, it is impossible to predict the future nature or degree of such challenges or their ultimate impact on the consolidated financial position, results of operations or liquidity of Pacific Lumber, and in turn MGI and MGHI.

          In early 1997, the Environmental Protection Agency ("EPA") entered into a consent decree agreeing to establish limits on sedimentation, temperature and other factors (i.e. non-point source total maximum daily loadings, "TMDL") under the Federal Clean Water Act for seventeen northern California rivers and certain of their tributaries, including rivers within Pacific Lumber's timberlands. The TMDL scheme will be primarily aimed at protecting fish habitat. It is impossible to predict the ultimate impact this consent decree will have on Pacific Lumber's consolidated financial position, results of operations or liquidity.

          In June 1990, the USFWS designated the northern spotted owl as threatened under the ESA. The owl's range includes all of Pacific Lumber's timberlands. The ESA and its implementing regulations (and related California regulations) generally prohibit harvesting operations in which individual owls might be killed, displaced or injured or which result in significant habitat modification that could impair the survival of individual owls or the species as a whole. Since 1988, biologists have conducted inventory and habitat utilization studies of northern spotted owls on Pacific Lumber's timberlands. Pacific Lumber has developed and the USFWS has given its full concurrence to a northern spotted owl management plan (the "Federal Owl Plan"). The Federal Owl Plan, as amended from time to time, is currently applicable through 1999 and the USFWS expressed its agreement that operations consistent with the Federal Owl Plan would not result in the taking of any owls. Pacific Lumber has also developed a Spotted Owl Resource Plan (the "State Owl Plan"), and the California Department of Fish and Game has expressed its agreement that operations consistent with the State Owl Plan would not result in the taking of any owls. By incorporating the Federal Owl Plan or State Owl Plan into each THP filed with the CDF, Pacific Lumber is able to expedite the approval time with respect to its THPs. The plaintiffs in the Marbled Murrelet action have requested and received injunctive relief with respect to certain THPs involving the Federal Owl Plan. See Item 3."Legal Proceedings- -Pacific Lumber Litigation." Both federal and state agencies continue to review and consider possible additional regulations regarding the northern spotted owl. It is uncertain if such additional regulations will become effective or their ultimate content or impact on Pacific Lumber.

          Laws, regulations and related judicial and administrative interpretations dealing with Pacific Lumber's operations are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. From time to time, bills are introduced in the California legislature and the U.S. Congress which relate to the business of Pacific Lumber, including the protection and acquisition of old growth and other timberlands, endangered species, environmental protection, air and water quality, and the restriction, regulation and administration of timber harvesting practices. It is impossible to predict the content of any such bills, the likelihood of any of the bills passing or the impact of any of these bills on the future liquidity, consolidated financial position or operating results of Pacific Lumber. Furthermore, any bills which are passed are subject to executive veto and court challenge. In addition to existing and possible new or modified statutory enactments, regulatory requirements and administrative and legal actions, the California timber industry remains subject to potential California or local ballot initiatives and evolving federal and California case law which could affect timber harvesting practices. It is impossible, however, to assess the effect of such matters on Pacific Lumber's consolidated financial position, operating results or liquidity.

HEADWATERS AGREEMENT

          On September 28, 1996, Pacific Lumber (on behalf of itself, its subsidiaries and affiliates) and MAXXAM (collectively, "the Pacific Lumber Parties") entered into the Headwaters Agreement with the United States and California. The Headwaters Agreement provides the framework for the acquisition by the United States and California of certain timberlands of Pacific Lumber.

          The Headwaters Agreement requires the parties to use their respective best, good faith efforts to achieve certain items (the "Specified Items"). The Specified Items include the transfer to the United States and California of approximately 5,600 acres of Pacific Lumber's timberlands commonly referred to as the Headwaters Forest and the Elk Head Springs Forest and related buffer zones (respectively, the "Headwaters Forest" and the "Elk Head Forest" and, collectively, the "Headwaters Timberlands"). A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. Approximately 4,900 of these acres are owned by Salmon Creek. The remaining acreage is owned by Scotia Pacific (Pacific Lumber having harvesting rights on a portion of the acreage).

          The Headwaters Timberlands would be transferred in exchange for
(a) property and other consideration (possibly including cash) from both the United States and California having an aggregate fair market value of $300 million and (b) 7,755 acres of adjacent timberlands to be acquired by the United States and California from a third party (the "Elk River Timberlands"). The United States and California would also acquire and retain an additional 1,900 acres of timberlands from such third party. An additional Specified Item is the expedited development and submission by Pacific Lumber and processing by the United States of an incidental take permit ("Permit") to be based upon a habitat conservation plan for multiple species ("Multi-Species HCP") covering (a) the timberlands and timber harvesting rights which Pacific Lumber will own after consummation of the Headwaters Agreement (the "Resulting Pacific Lumber Timber Property") and
(b) the Headwaters Timberlands and the 1,900 acres of Elk River Timberlands retained by the United States and California (both as conserved habitat). The agreement also requires expedited processing by California of an SYP covering the Resulting Pacific Lumber Timber Property. The Headwaters Agreement contains various provisions regarding the processing of the Multi-Species HCP, the Permit and the SYP. The Specified Items also require, among other things, dismissal with prejudice at closing of the Takings Litigation pending against the United States and California. See
Item 3. "Legal Proceedings--Pacific Lumber Litigation." Pursuant to the Headwaters Agreement, the parties have stayed the Takings Litigation, subject to certain rights of the parties to terminate the stay.

          The Headwaters Agreement also requires the United States and/or California to provide to Pacific Lumber a list of property interests owned or controlled by the United States and/or California meeting certain conditions, including that they have a good faith estimated fair market value equal to or in excess of $300 million. On December 5, 1996, the United States and California each furnished a list of properties for Pacific Lumber's review and approval. Neither list was accompanied by the requisite background information, although both lists did indicate that additional information would be made available. The list of United States properties consisted of oil and gas interests in Kern County, California, approximately 3,000 acres of young growth timberlands in Humboldt, Mendocino and Trinity Counties in California, and surplus acreage next to a federal office building in Laguna Niguel, California. In February 1997, after full and careful consideration, Pacific Lumber notified California that its Presented Properties were not acceptable due to, among other things, various physical problems and encumbrances on the properties, certain properties having been withdrawn by the state and public opposition to the transfer of some of the properties. Pacific Lumber also advised California that it should proceed with the steps necessary to assure that California can provide cash for its portion of the consideration to be paid to Pacific Lumber. There have been ongoing discussions between the Pacific Lumber Parties and the United States regarding the properties or other consideration to be furnished by the United States.

          As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Forest or the Elk Head Forest to conduct logging operations, including salvage logging (the "Moratorium"). The Moratorium was to terminate if by July 28, 1997 the parties had not achieved the Specified Items to their respective satisfaction. On March 11, 1997, the Pacific Lumber Parties agreed to amend the Headwaters Agreement to extend the period of time during which these closing conditions must be met to February 17, 1998. The extension is, however, subject to the achievement of certain milestones toward completion of the Headwaters Agreement. The parties have agreed to execute an amendment to the Headwaters Agreement evidencing these modifications.

          Closing of the Headwaters Agreement is subject to various conditions, including (a) completion of the Specified Items, (b) approval of a Multi-Species HCP and SYP and issuance of the Permit, each in form and substance satisfactory to Pacific Lumber, (c) the issuance by the Internal Revenue Service and the California Franchise Tax Board of closing agreements in form and substance sought by and satisfactory to the Pacific Lumber Parties, (d) the absence of a judicial decision in any litigation brought by third parties that any party reasonably believes will significantly delay or impair the transactions described in the Headwaters Agreement, and (e) approval by the boards of directors of the applicable Pacific Lumber Parties. The Headwaters Agreement also provides that the parties will cooperate and act in good faith to preserve diligently the Headwaters Agreement, the Multi-Species HCP, the Permit and the SYP against third party challenge. The parties to the Headwaters Agreement are working to satisfy these conditions; however, there can be no assurance that the Headwaters Agreement will be consummated.

LEGAL PROCEEDINGS

          See "Legal Proceedings--Pacific Lumber Litigation" for a description of certain legal proceedings in which Pacific Lumber is involved and "Legal Proceedings--USAT Matters" for a description of the Martel action in which MGI is involved.

REAL ESTATE AND OTHER OPERATIONS

     REAL ESTATE AND RESORT OPERATIONS

          General
          The Company, principally through its wholly owned subsidiaries, is also engaged in the business of residential and commercial real estate investment and development, primarily in Arizona, California, Texas and Puerto Rico. At December 31, 1996, the Company had approximately $18.2 million of outstanding receivables derived from the financing of real estate sales in its land developments and may continue to finance real estate sales in the future. As of December 31, 1996, these receivables had a weighted average interest rate of approximately 9.6%, a weighted average maturity of less than three years and average borrower equity of approximately 54%. As of December 31, 1996, the Company also held $1.4 million of other receivables as a portion of the RTC Portfolio (as defined below).

          Principal Properties
          Palmas del Mar. Palmas del Mar, a resort located on the southeastern coast of Puerto Rico near Humacao ("Palmas"), was acquired by a subsidiary of the Company in 1984. Palmas consists of approximately 1,900 acres of undeveloped land, 104 condominiums utilized in its time-sharing program (comprising 5,300 time-share intervals, of which approximately 1,258 remain to be sold), a 102-room hotel and adjacent executive convention center known as the Candelero Hotel, a 23-room luxury hotel known as the Palmas Inn, a casino, a Gary Player-designed 18-hole golf course, 20 tennis courts, golf and tennis pro shops, restaurants, beach and pool facilities, an equestrian center and a marina. The Candelero Hotel, approximately 1,300 private residences, a marina and certain other facilities are owned by third parties, and certain of these facilities are operated by third parties. Since 1985, subsidiaries of MAXXAM have been actively engaged in the development and sale of condominiums, estate lots and villas.

          During 1996, Palmas del Mar Properties, Inc. ("PDMPI"), the subsidiary through which the Company conducts its Palmas operations, sold
20 condominiums, 219 time-share intervals, one residential lot and 727 time-share conversions for an aggregate of $9.6 million. In addition, on December 20, 1996, PDMPI completed the sale of the Candelero Hotel and certain other assets of Palmas for a purchase price of $7.6 million to BlueWater Palmas Ltd. ("BlueWater"), an affiliate of the Talon Group, Inc. The Candelero Hotel and certain other current or former assets of Palmas are being managed for BlueWater and PDMPI by an affiliate of Wyndham hotels. PDMPI will continue to receive royalty payments from BlueWater, for a period of 49 years, equal to 3% of the gross revenues from the Candelero Hotel and a percentage of gross revenues from certain other assets. During 1995, PDMPI sold 31 condominium units and 65 time-share intervals. Additionally, PDMPI completed a sale and leaseback transaction on July 14, 1995 of 33 furnished condominium units for approximately $8.4 million.

          Palmas Country Club, Inc. ("PCCI"), a subsidiary of PDMPI, owns the Palmas Country Club which consists of the golf course at Palmas, a clubhouse, tennis courts and other facilities. PCCI has entered into a $12.5 million loan agreement, the proceeds of which will be used to construct an additional golf course, a new clubhouse and related facilities. An additional $2.5 million can be borrowed if certain financial tests are met. The loan is currently secured by the existing facilities and the land on which the additional golf course is being built. The new golf course, clubhouse and other facilities will also serve as security for the loan, provided that at the time the new facilities are completed, certain of the existing facilities will be released as security for the loan.

          Fountain Hills. In 1968, a subsidiary of MAXXAM purchased and began developing approximately 12,100 acres of real property at Fountain Hills, Arizona, which is located near Phoenix and adjacent to Scottsdale, Arizona. As of December 31, 1996, Fountain Hills had approximately 3,660 acres of undeveloped residential land, 81 developed commercial and industrial lots, 81 acres of undeveloped commercial and industrial land and 165 developed residential lots available for sale. The population of Fountain Hills is approximately 15,000. The Company is planning the development of certain of the remaining acreage at Fountain Hills. Future sales are expected to consist mainly of undeveloped acreage, semi-developed parcels and fully-developed lots, although Company subsidiaries may engage in limited construction and direct sale of residential units. During 1996, 67 residential lots, 20 commercial parcels and 2 acres were sold for an aggregate of $7.5 million. During 1995, 115 residential lots, 22 commercial parcels and 103 acres were sold for an aggregate of $14.5
million.   These sales figures do not include those arising from the
SunRidge Canyon development described in the following paragraph.

          In 1994 a subsidiary of the Company entered into a joint venture to develop 950 acres in Fountain Hills in an area known as SunRidge Canyon. The development is a residential golf-oriented, upscale master-planned community. The project includes 950 acres, of which 185 have been developed into a championship-quality, public golf course which opened for play in November 1995. The remaining 765 acres are being developed into approximately 860 single family lots. Sales of the individual lots began in November 1995. The project consists of both custom lots, marketed on an individual basis, and production lots, marketed to home builders. There are currently five homebuilders actively involved in the construction and sale of new homes within SunRidge Canyon. During 1996, 39 custom lots and 70 production lots were sold for an aggregate of $8.9 million. Nine custom lots and three production lots were sold during 1995 for an aggregate of $1.4 million. The development is being done by SunRidge Canyon L.L.C., an Arizona limited liability company organized by a subsidiary of the Company and SunCor Development Company. A subsidiary of the Company holds a 50% equity interest in the joint venture.

          The Company intends to continue development of its remaining acreage at Fountain Hills in a manner that will allow it to maintain recent sales levels, although there can be no assurance that it will be able to do so.

          Texas. In June 1991, a wholly owned subsidiary of MAXXAM purchased from the Resolution Trust Corporation at an auction, for approximately $122.3 million, a portfolio of 27 parcels of income producing real property and 28 loans secured by real property (the "RTC Portfolio"). Substantially all of the real property was located in Texas, with the largest concentration in the vicinities of San Antonio, Houston, Austin and Dallas. From 1992 to December 31, 1996, an aggregate of approximately $41.7 million in loans (which represented thirteen loans) were sold or paid off and thirty-six properties (including fourteen acquired via foreclosure) were sold for aggregate consideration of approximately $182.4 million. These transactions resulted in aggregate gains of $97.3 million. As of December 31, 1996, two loans resulting from property sales and six properties (including one acquired via foreclosure) were held, which had an aggregate net book value of $15.7 million. One property within this portfolio has subsequently been sold for $4.5 million, resulting in a gain of $2.5 million and net cash proceeds of $4.3 million. All of the remaining assets are being marketed for sale.

          Lake Havasu City. In 1963, a subsidiary of the Company purchased and began developing approximately 16,700 acres of real property at Lake Havasu City, Arizona, which were offered for sale in the form of subdivided single and multiple family residential, commercial and industrial sites. The Company has sold substantially all of its lot inventory in Lake Havasu City and is currently planning the marketing of the remaining 137 acres.

          Rancho Mirage. In 1991, a subsidiary of the Company acquired Mirada, a 195-acre luxury resort-residential project located in Rancho Mirage, California. Mirada is a master planned community built into the Santa Rosa Mountains, 650 feet above the Coachella Valley floor. Two of the five parcels have been developed, one of which is a custom lot subdivision of 46 estate lots with home prices ranging from $1.5 million to $3.0 million. The Ritz-Carlton Rancho Mirage Hotel is located in the development. The three remaining parcels encompass approximately 130 acres with entitlements allowing a variety of residential options. The Company is currently marketing the project's 23 fully-developed lots.

          Other.   The Company through its subsidiaries, owns a number of
other properties in Arizona, New Mexico, Texas and Colorado. Efforts are underway to sell most of these properties. Most notably, in April 1996, the Company sold the 1,600-acre Vail Valley Ranch project and Del Lago Water Company near Tucson, Arizona, for an aggregate of $6.0 million.

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

          The Company's real estate operations are subject to comprehensive federal, state and local regulation. Applicable statutes and regulations may require disclosure of certain information concerning real estate developments and credit policies of the Company and its subsidiaries. Periodic approval is required from various agencies in connection with the design of developments, the nature and extent of improvements, construction activity, land use, zoning, and numerous other matters. Failure to obtain such approval, or periodic renewal thereof, could adversely affect the real estate development and marketing operations of the Company and its subsidiaries. Various jurisdictions also require inspection of properties by appropriate authorities, approval of sales literature, disclosure to purchasers of specific information, bonding for property improvements, approval of real estate contract forms and delivery to purchasers of a report describing the property.

          Employees
          As of March 1, 1997, the Company's real estate operations had approximately 160 employees.

     SAM HOUSTON RACE PARK

          General
          In July 1993, MAXXAM, through subsidiaries, acquired various interests in SHRP, Ltd., a Texas limited partnership which owns and operates Sam Houston Race Park (the "Race Park"), a Texas Class 1 horse racing facility located within the greater Houston metropolitan area. On January 15, 1995, SHRP, Ltd. defaulted on the $4.4 million semi-annual interest payment due on its 11-3/4% Senior Secured Notes. On April 17, 1995, the Debtors, consisting of SHRP, Ltd. and two affiliated entities, filed voluntary petitions, each seeking to reorganize under the provisions of Chapter 11 of the United States Bankruptcy Code. On September 22, 1995, the Bankruptcy Court confirmed the Debtors' plan of reorganization (the "Plan") and on October 6, 1995, the transactions called for by the Plan were completed.

          The Plan provided for, among other things, a significant modification of SHRP, Ltd.'s 11-3/4% Senior Secured Notes (the "Original Notes" and, as modified, the "Extendible Notes"), an additional capital infusion and a reorganization of SHRP, Ltd. The Extendible Notes have an aggregate initial principal amount of $37.5 million, mature on September 1, 2001 and bear interest at the rate 11% per annum. The maturity date of the Extendible Notes may be extended to September 1, 2003 (with an increase in the rate of interest to 13% per annum) if the Texas legislature passes significant gaming legislation (as defined) between January 1, 2001 and August 15, 2001. Interest on the Extendible Notes will accrue in-kind and will not be payable in cash until a certain level of cash flow from operations has been achieved. Once cash interest payments commence, interest payments may not thereafter be paid in-kind.

          The New SHRP Investor Group made a capital contribution of cash in the aggregate amount of $5.9 million (wholly owned subsidiaries of MAXXAM contributed $5.8 million). Additionally, a wholly owned subsidiary of MAXXAM contributed to SHRP, Ltd. an adjoining approximately 87 acre tract of land (having a fair market value of $2.3 million). A wholly owned subsidiary of MAXXAM is the new managing general partner of SHRP, Ltd.
Each member of the New SHRP Investor Group provided its pro rata share of a $1.7 million line of credit, should the initial cash contributed to SHRP, Ltd. prove insufficient to fund the future operating and working capital requirements of SHRP, Ltd. MAXXAM has guaranteed its subsidiaries' share of the line of credit, which totaled $1.6 million. The Company has subsequently purchased certain of the Extendible Notes and the corresponding shares of common stock of SHRP Equity, Inc. (a Delaware corporation and an additional general partner of the reorganized SHRP, Ltd.). After giving effect to these transactions, wholly owned subsidiaries of MAXXAM hold, directly or indirectly, approximately 88.5% of the equity in the reorganized SHRP, Ltd.

          See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities--Real Estate and Other Operations--Investing" for information concerning the projected losses of SHRP, Ltd. for the next two years.

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

          Regulation of Racing Operations
          The ownership and operation of horse racetracks in Texas are subject to significant regulation by the Texas Racing Commission (the "Racing Commission") under the Texas Racing Act and related regulations (collectively, the "Racing Act"). The Racing Act provides, among other things, for the allocation of wagering proceeds among betting participants, horsemen's purses, racetracks, the State of Texas and for other purposes, and empowers the Racing Commission to license and regulate substantially all aspects of horse racing in the state. The Racing Commission must approve the number of live race days that may be offered at the Race Park each year, as well as all simulcast agreements. Class 1 racetracks in Texas are entitled to conduct at least seventeen weeks of live racing for each breed of horses (thoroughbreds and quarter horses).

          Marketing and Competition
          The Race Park believes that the majority of the patrons for the Race Park reside within a 50-mile radius of the Race Park, which includes the greater Houston metropolitan area, and that a secondary market of occasional patrons can be developed outside the 50-mile radius but within a 100-mile radius of the Race Park. The Race Park uses a number of marketing strategies in an attempt to reach these people and make them more frequent visitors to the Race Park. The Race Park competes with other forms of entertainment, including casinos located approximately 125 to 150 miles from Houston, a greyhound racetrack located 60 miles from the Race Park and a wide range of sporting events and other entertainment activities in the Houston area. The Race Park could in the future also compete with other forms of gambling in Texas, including casino gambling on Indian reservations or otherwise. While the Race Park believes that the location of the Race Park is a competitive advantage over the other more distant gaming ventures mentioned above, the most significant challenge for the Race Park is to develop and educate new racing fans in a market where pari-mutuel wagering has been absent since the 1930's. Other competitive factors faced by the Race Park include the allocation of sufficient live race days by the Racing Commission and attraction of sufficient race horses to run at the Race Park. The Race Park had 146 days of live racing during 1996. The Race Park currently has 134 days of live racing scheduled for 1997.

EMPLOYEES

          At March 1, 1997, MAXXAM and its subsidiaries employed approximately 2,040 persons, exclusive of those involved in Aluminum Operations.

ITEM 2.        PROPERTIES

          For information concerning the principal properties of the Company, see Item 1. "Business."

ITEM 3.        LEGAL PROCEEDINGS

GENERAL

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          The following describes certain legal proceedings in which the Company or its subsidiaries are involved. The Company and certain of its subsidiaries are also involved in various claims, lawsuits and other proceedings not discussed herein which relate to a wide variety of matters. Uncertainties are inherent in the final outcome of those and the below-described matters and it is presently impossible to determine the actual costs that ultimately may be incurred. Nevertheless, the Company believes (unless otherwise indicated herein) that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. However, there can be no assurance that there will not be adverse determinations or settlements in one or more of the matters identified below or other proceedings that could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

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

MAXXAM INC. LITIGATION

          This section describes certain legal proceedings in which MAXXAM Inc. (and in some instances, certain of its subsidiaries) is involved. The term "Company," as used in this section, refers to MAXXAM Inc., except where reference is made to the Company's consolidated financial position, results of operations or liquidity.

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

          On December 26, 1995, the OTS initiated a formal administrative proceeding (the "OTS action") against the Company and others by filing a Notice of Charges (No. AP 95-40; the "Notice"). The Notice alleges, among other things, misconduct by the Company, Federated Development Company ("Federated"), Mr. Charles Hurwitz and others (the "respondents") with respect to the failure of USAT. Mr. Hurwitz is the Chairman of the Board, Chief Executive Officer and President of the Company. Mr. Hurwitz is also the Chairman of the Board and Chief Executive Officer of Federated, a New York business trust wholly owned by Mr. Hurwitz, members of his immediate family and trusts for the benefit thereof. Mr. Hurwitz and a wholly owned subsidiary of Federated collectively own approximately 61.1% of the aggregate voting power of the Company. The Notice claims that the Company was a savings and loan holding company, that with others it controlled USAT, and that, as a result of such status and agreements with the FHLBB, it was obligated to maintain the net worth of USAT. The Notice makes numerous other allegations against the Company and the other respondents, including that through USAT it was involved in prohibited transactions with Drexel, Burnham, Lambert Inc. ("Drexel"). The OTS, among other things, seeks unspecified damages in excess of $138.0 million from the Company and Federated, civil money penalties from certain respondents and restitution and reimbursement of certain losses as well as a removal from, and prohibition against the Company and the other respondents engaging in, the banking industry. The date for the hearing on the merits is scheduled for September 22, 1997. It is impossible to predict the ultimate outcome of the foregoing matter or its potential impact on the Company's consolidated financial position, results of operations or liquidity. See also the description of the FDIC action and the Martel action below.

          In a separate but related matter, on December 7, 1995, the Company filed a petition for review in the U.S. Fifth Circuit Court of Appeals alleging various statutory violations by certain predecessor agencies to the OTS and seeking to modify, terminate or set aside the December 30, 1988 order awarding the bid to acquire USAT to a bidder whose bid was more costly to the government and taxpayers. The action was entitled MAXXAM Inc. v. Office of Thrift Supervision, Department of the Treasury (No. 95-60753). By order dated December 10, 1996, the U.S. Fifth Circuit Court of Appeals denied the Company's petition for review and denied any relief to the Company.

          On August 2, 1995, the Federal Deposit Insurance Corporation ("FDIC") filed a civil action entitled Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (the "FDIC action") in the U.S. District Court for the Southern District of Texas (No. H-95-3956). The original complaint was against Mr. Hurwitz and sought damages in excess of $250.0 million based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. The original complaint further alleged, among other things, that Mr. Hurwitz was obligated to ensure that UFG, Federated and MAXXAM maintained the net worth of USAT. This action did not name the Company as a defendant. The Court has joined the OTS as a party to the FDIC action and granted the motions to intervene filed by the Company and three other respondents in the OTS action. The OTS is seeking to be dismissed from the FDIC action. On January 15, 1997, the FDIC filed an amended complaint which seeks, conditioned on the OTS prevailing in the OTS action, unspecified damages from Mr. Hurwitz relating to amounts the OTS does not collect from the Company and Federated with respect to alleged obligations to maintain USAT's net worth. It is impossible to predict the ultimate outcome of the foregoing matter or its potential impact on the Company's consolidated financial position, results of operations or liquidity.

          In January 1995, an action entitled U.S., ex rel., Martel v. Hurwitz, et al. (the "Martel action") was filed in the U.S. District Court for the Northern District of California (No. C950322) and names as defendants the Company, Mr. Hurwitz, MGI, Federated, UFG and a former director of the Company. This action is purportedly brought by plaintiff on behalf of the U.S. government; however, the U.S. government has declined to participate in the suit. The suit alleges that defendants made false statements and claims in violation of the Federal False Claims Act in connection with USAT. Plaintiff alleges, among other things, that defendants used the federally insured assets of USAT to acquire junk bonds from Michael Milken and Drexel and that, in exchange, Mr. Milken and Drexel arranged financing for defendants' various business ventures, including the acquisition of Pacific Lumber. Plaintiff alleges that USAT became insolvent in 1988 and that the defendants should be required to pay $1.6 billion (subject to trebling) to cover USAT's losses. The Company's alleged portion of such damages has not been specified. Plaintiff seeks, among other things, that the Court impose a constructive trust upon the fruits of the alleged improper use of USAT funds. In August 1996, the Court transferred this matter (No. 96-CV-1164) to the court handling the FDIC action. The parties are awaiting a ruling or hearing on defendants' motion to dismiss.

     ZERO COUPON NOTE LITIGATION

          In April 1989, an action was filed against MAXXAM, MGI, MAXXAM Properties Inc. ("MPI"), a wholly owned subsidiary of MGI, and certain of the Company's directors in the Court of Chancery of the State of Delaware, entitled Progressive United Corporation v. MAXXAM Inc., et al. (No. 10785). Plaintiff purports to bring this action as a stockholder of the Company derivatively on behalf of the Company and MPI. In May 1989, a second action containing substantially similar allegations was filed in the Court of Chancery of the State of Delaware, entitled Wolf v. Hurwitz, et al. and the two cases were consolidated (under case No. 10785; collectively, the "Zero Coupon Note actions"). The Zero Coupon Note actions relate to a Put and Call Agreement entered into between MPI and Mr. Hurwitz, as well as a predecessor agreement (the "Prior Agreement"). Among other things, the Put and Call Agreement provided that Mr. Hurwitz had the option (the "Call") to purchase from MPI certain notes (or the Company's common stock into which they were converted) for $10.3 million. In July 1989, Mr. Hurwitz exercised the Call and acquired 990,400 shares of the Company's common stock. The Zero Coupon Note actions generally allege that in entering into the Prior Agreement Mr. Hurwitz usurped a corporate opportunity belonging to the Company, that the Put and Call Agreement constituted a waste of corporate assets of the Company and MPI, and that the defendant directors breached their fiduciary duties in connection with these matters. Plaintiffs seek to have the Put and Call Agreement declared null and void, among other remedies.

     RANCHO MIRAGE LITIGATION

          In May 1991, a derivative action entitled Progressive United Corporation v. MAXXAM Inc., et al. (No. 12111) (the "Progressive United action") was filed in the Court of Chancery, State of Delaware against the Company, Federated, certain of the Company's directors and MCO Properties Inc., a subsidiary of the Company ("MCOP"). The action alleges abuse of control and breaches of fiduciary obligations based on, and unfair consideration for, the Company's Agreement in Principle with Federated to
(a) forgive payments of principal and interest of approximately $32.2 million due from Federated under two loan agreements entered into between MCOP and Federated in 1987 (and later assigned by MCOP to the Company), and
(b) grant an additional $11.0 million of consideration to Federated, in exchange for certain real estate assets valued at approximately $42.9 million in Rancho Mirage, California, held by Federated (the "Mirada transactions"). Plaintiff seeks, among other things, an accounting under the loan agreements, repayment of any losses or damages suffered by the Company or MCOP, costs and attorneys fees.

          The following six additional lawsuits, similar to the Progressive United action, were filed in 1991 and 1992 in Delaware Chancery Court challenging the Mirada transactions: NL Industries, et al. v. MAXXAM Inc., et al. (No. 12353) (the "NL Industries action"); Kahn, et al. v. Federated Development Company, et al. (No. 12373); Thistlethwaite, et al. v. MAXXAM Inc., et al. (No. 12377) (the "Thistlethwaite action"); Glinert, et al. v. Hurwitz, et al. (No. 12383); Friscia, et al. v. MAXXAM Inc., et al. (No. 12390); and Kassoway, et al. v. MAXXAM Inc., et al. (No. 12404). The Kahn, Glinert, Friscia and Kassoway actions have been consolidated with the Progressive United action into In re MAXXAM Inc./Federated Development Shareholders Litigation (No. 12111); the NL Industries action has been "coordinated" with the consolidated actions; and the Thistlethwaite action has been stayed pending the outcome of the consolidated actions. In January 1994, a derivative action entitled NL Industries, Inc., et al. v. Federated Development Company, et al. (No. 94-00630) was filed in the District Court of Dallas County, Texas, against the Company (as nominal defendant) and Federated. This action contains allegations and seeks relief similar to that contained in the In re MAXXAM Inc./Federated Development Shareholders Litigation. The parties have agreed to stay this action in light of the In re MAXXAM Inc./Federated Development Shareholders Litigation. With respect to the In re MAXXAM Inc./Federated Development Shareholders Litigation, on February 10, 1995, the Court issued its decision disapproving a previously announced proposed settlement and on June 23, 1995, the Court denied defendants' motion to dismiss certain of plaintiffs' claims. This matter was tried before the Court commencing January 29, 1996. The Court held a hearing on April 2, 1996 on various trial-related matters, including defendants' motion to dismiss the claims relating to the 1987 loan transactions. On August 14, 1996, the Court heard final oral argument on the merits of the case, but has not issued its decision. By order dated September 6, 1996, the Court denied defendants' motion to dismiss the 1987 loan claims and granted plaintiffs' motion to intervene and substitute a new plaintiff to cure standing problems concerning plaintiffs' 1987 loan claims. Based on post-trial briefs, plaintiffs have indicated they are seeking $49 million in damages from the director defendants.

KAISER LITIGATION

     ENVIRONMENTAL LITIGATION

          Aberdeen Pesticide Dumps Site Matter

          The Aberdeen Pesticide Dumps Site, listed on the Superfund National Priorities List, is composed of five separate sites around the town of Aberdeen, North Carolina (collectively, the "Sites"). The Sites are of concern to the United States Environmental Protection Agency (the "EPA") because of their past use as either pesticide formulation facilities or pesticide disposal areas from approximately the mid-1930's through the late 1980's. The United States originally filed a cost recovery complaint (as amended, the "Complaint") in the United States District Court for the Middle District of North Carolina, Rockingham Division, No. C-89-231-R, which, as amended, includes KACC and a number of other defendants. The Complaint seeks reimbursement for past and future response costs and a determination of liability of the defendants under Section 107 of CERCLA.

          In 1993 and 1994, the EPA issued unilateral Administrative Orders under Section 106(a) of CERCLA ordering the respondents, including KACC, to perform soil remedial design and remedial action and groundwater remediation for three of the Sites. In addition to KACC, a number of other companies are also named as respondents. KACC has entered into interim PRP Participation Agreements with certain of the respondents (the "Aberdeen Site PRP Group" or the "Group") to participate jointly in responding to the Administrative Orders, to share costs incurred on an interim basis, and to seek to reach a final allocation of costs through agreement or to allow such final allocation and determination of liability to be made by the United States District Court.

          In March 1997, certain members of the Group, including KACC, entered into a Settlement Agreement and Participation Agreement which allocates one hundred percent of all costs incurred or to be incurred for work at each of the five Sites. Negotiations with the United States Department of Justice ("DOJ") and the EPA concerning an acceptable consent decree to resolve the outstanding litigation in whole or in part commenced during the first quarter of 1997. Based on current estimates of future costs, Kaiser believes that its aggregate financial exposure at these Sites is less than $2.0 million.

          United States of America v. Kaiser Aluminum & Chemical
          Corporation

          In February 1989, a civil action was filed by the DOJ at the request of the EPA against KACC in the United States District Court for the Eastern District of Washington, Case Number C-89-106-CLQ. The complaint alleged that emissions from certain stacks at KACC's Trentwood facility in Spokane, Washington, intermittently violated the opacity standard contained in the Washington State Implementation Plan ("SIP"), approved by the EPA under the federal Clean Air Act. KACC and the EPA, without adjudication of any issue of fact or law, and without any admission of the violations alleged in the underlying complaint, have entered into a Consent Decree, which was approved by a Consent Order entered by the United States District Court for the Eastern District of Washington in January 1996. As approved, the Consent Decree settles the underlying disputes and requires KACC to (i) pay a $.5 million civil penalty (which has been paid), (ii) complete a program of plant improvements and operational changes that began in 1990 at its Trentwood facility, including the installation of an emission control system to capture particulate emissions from certain furnaces, and (iii) achieve and maintain furnace compliance with the opacity standard in the SIP. KACC anticipates that capital expenditures for the environmental upgrade of the furnace operation at its Trentwood facility, including the improvements and changes required by the Consent Decree, will be approximately $20.0 million.

          Catellus Development Corporation v. Kaiser Aluminum & Chemical Corporation and James L. Ferry & Son, Inc.

          In January 1991, the City of Richmond, et al. (the "Plaintiffs") filed a Second Amended Complaint for Damages and Declaratory Relief against the United States, Catellus Development Corporation ("Catellus") and other defendants (collectively, the "Defendants") alleging, among other things, that the Defendants caused or allowed hazardous substances to be discharged or released on certain property located in Richmond, California (the "Property") formerly owned by Catellus and leased to KACC for the purpose of shipbuilding activities conducted by KACC on behalf of the United States during World War II. The Plaintiffs sought recovery of response costs and natural resource damages under CERCLA. Certain of the Plaintiffs alleged that they had incurred or expect to incur costs and damages of approximately $49.0 million. Catellus subsequently filed a third party complaint (the "Third Party Complaint") against KACC in the United States District Court for the Northern District of California, Case No. C-89-2935 DLJ. Thereafter, the Plaintiffs filed a separate complaint against KACC, Case No. C-92-4176. The Plaintiffs settled their CERCLA and tort claims against the United States for $3.5 million plus thirty-five percent (35%) of future response costs.

          The trial involving this case commenced in March 1995. During the trial, Plaintiffs settled their claims against Catellus in exchange for payment of approximately $3.3 million. On December 7, 1995, the United States District Court issued a final judgment on those claims concluding that KACC is liable for various costs and interest, aggregating approximately $2.2 million, fifty percent (50%) of future costs of cleaning up certain parts of the Property, and certain fees and costs associated specifically with the claim by Catellus against KACC. KACC paid the City of Richmond $1.8 million in partial satisfaction of this judgment. In January 1996, Catellus filed a notice of appeal with respect to its indemnity judgment against KACC. KACC has since filed a notice of cross appeal as to the Court's decision adjudicating that KACC is obligated to indemnify Catellus. On July 8, 1996, the Court issued an order awarding Plaintiffs nominal costs, which amount has been paid. The order also awarded Catellus de minimis costs. Catellus has filed a notice of appeal. On August 12, 1996, the Court issued an order granting the Catellus motion for attorneys' fees in the amount of approximately $.9 million. KACC and Catellus have filed notices of appeal with respect to the attorneys' fees award.

          Asbestos-related Litigation

          KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. For a discussion of asbestos-related litigation, see Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities-- Aluminum Operations--Asbestos Contingencies."

          DOJ Proceedings

          On August 24, 1994, the DOJ issued Civil Investigative Demand No. 11356 ("CID No. 11356") requesting information from Kaiser regarding (i) its production, capacity to produce, and sales of primary aluminum from January 1, 1991, to the date of the response; (ii) any actual or contemplated reduction in its production of primary aluminum during that period; and (iii) any communications with others regarding any actual, contemplated, possible or desired reductions in primary aluminum production by Kaiser or any of its competitors during that period. Kaiser believes that its actions have at all times been appropriate, and KACC has submitted documents and interrogatory answers to the DOJ responding to CID No. 11356.

          On March 27, 1995, the DOJ issued Civil Investigative Demand No. 12503 ("CID No. 12503"), as part of an industry-wide investigation, requesting information from KACC regarding (i) any actual or contemplated changes in its method of pricing can sheet from January 1, 1994, through March 31, 1995, (ii) the percentage of aluminum scrap and primary aluminum ingot used by KACC to produce can sheet and the manner in which KACC's cost of acquiring aluminum scrap is factored into its can sheet prices, and
(iii) any communications with others regarding any actual or contemplated changes in its method of pricing can sheet from January 1, 1994, through March 31, 1995. Kaiser believes that its actions have at all times been appropriate, and KACC has submitted documents and interrogatory answers to the DOJ responding to CID No. 12503. KACC was informed in November 1996 that the DOJ has officially closed its investigation of CID No. 12503, and has returned the documents submitted by KACC.

     OTHER PROCEEDINGS

          Matheson, et al. v. Kaiser Aluminum Corporation, et al.

          On March 19, 1996, a lawsuit was filed against the Company, Kaiser and Kaiser's directors challenging and seeking to enjoin a proposed recapitalization of Kaiser (the "Proposed Recapitalization"). See Note 7 to the Consolidated Financial Statements. The suit, which is entitled Matheson, et al. v. Kaiser Aluminum Corporation, et al. (No. 14900) and was filed in the Delaware Court of Chancery, alleges, among other things, breaches of fiduciary duties by certain defendants and that the Proposed Recapitalization violates Delaware law and the certificate of designations for the outstanding preferred stock of Kaiser. On April 8, 1996, the Delaware Court of Chancery issued a ruling which preliminarily enjoined Kaiser from implementing the Proposed Recapitalization. On May 1, 1996, Kaiser's stockholders approved the Proposed Recapitalization which was not implemented at that time due to a pending appeal of the trial court's ruling. On August 29, 1996, the Delaware Supreme Court upheld the preliminary injunction and remanded the case to the Court of Chancery. On September 24, 1996, the plaintiffs filed a motion to make permanent the temporary injunction issued on April 8, 1996. On September 27, 1996, Kaiser's Board of Directors adopted a resolution abandoning the Proposed Recapitalization. On March 18, 1997, plaintiffs withdrew their motion for a permanent injunction, leaving their fee application as the only issue for the Court of Chancery to consider. On March 25, 1997, the Court of Chancery awarded plaintiffs' attorneys' fees and expenses in the total amount of $800,000. It is anticipated that the Court of Chancery will sign an order approved as to form by all parties, awarding such fees, dissolving the preliminary injunction, and dismissing plaintiffs' case with prejudice. The decision to abandon the Proposed Recapitalization does not preclude a recapitalization being proposed to the stockholders of Kaiser in the future.

          Hammons v. Alcan Aluminum Corp., et al.

          In March 1996, a class action complaint was filed against KACC, Alcan Aluminum Corp., Aluminum Company of America, Alumax, Inc., Reynolds Metals Company and the Aluminum Association in the Superior Court of California for the County of Los Angeles, Case No. BC145612. The complaint claims that the defendants conspired, in violation of the California Cartwright Act, in conjunction with a Memorandum of Understanding ("MOU") entered into by representatives of Australia, Canada, the European Union, Norway, the Russian Federation and the United States in 1994, to restrict the production of primary aluminum resulting in increased prices for primary aluminum and aluminum products. The complaint seeks certification of a class consisting of persons who at any time between January 1, 1994, and the date of the complaint purchased aluminum or aluminum products manufactured by one or more of the defendants and estimates damages sustained by the class to be $4.4 billion during the year 1994, before trebling. Plaintiff's counsel has estimated damages to be $4.4 billion per year for each of the two years the MOU was active, which when trebled equals $26.4 billion. In April 1996 the case was removed to the United States District Court for the Central District of California. In July 1996, the Court granted summary judgment in favor of KACC and other defendants and dismissed the complaint as to all defendants. In July 1996, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.

          Other Matters

          Various other lawsuits and claims are pending against KACC. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on Kaiser's consolidated financial position, results of operations or liquidity.

PACIFIC LUMBER LITIGATION

          Various actions, similar to each other, have been filed against the Company, MGI, Pacific Lumber and its subsidiaries, various state officials and others, alleging, among other things, violations of the Forest Practice Act, CEQA, ESA, CESA and/or related regulations. These actions seek to prevent Pacific Lumber and its subsidiaries from harvesting certain of their THPs and conducting certain other timber operations.

          On September 15, 1995, an action entitled Marbled Murrelet, et al. v. Bruce Babbitt, et al. (No. C-95-3261) (the "Marbled Murrelet action") was filed in the U.S. District Court for the Northern District of California. This action relates to, among other things, exemptions for forest health which Pacific Lumber and its subsidiaries had previously filed covering their entire timberlands. These exemptions allow Pacific Lumber to harvest dead, dying or diseased trees ("exempt harvesting operations"). As amended, the complaint alleges, among other things, violations of the ESA, the National Environmental Protection Act ("NEPA") and the Administrative Procedures Act ("APA"). Plaintiffs claim, among other things, that the exempt harvesting operations will contribute to the destruction of habitat for the marbled murrelet and the northern spotted owl. After the U.S. Ninth Circuit Court of Appeals reversed a preliminary injunction granted by the trial court enjoining the exempt harvesting operations, the plaintiffs asked for leave to amend their pleadings. On April 3, 1996, the trial court granted a preliminary injunction preventing harvesting on eight already-approved THPs to the extent that they rely on the Federal Owl Plan. In addition to appealing the preliminary injunction, Pacific Lumber has obtained regulatory reapproval of seven of the eight enjoined THPs without reliance on the Federal Owl Plan and has, to date, confirmed with the trial court that six of those THPs are not subject to the preliminary injunction. On November 4, 1996, the U.S. Ninth Circuit Court of Appeals heard oral arguments concerning Pacific Lumber's appeal but has not yet rendered a decision on this matter. In January 1997, the trial court dismissed plaintiffs' claims that Pacific Lumber had and was causing "takes" of the marbled murrelet and northern spotted owl.

          See Item 1. "Business--Forest Products Operations--Pacific Lumber Operations--Regulatory and Environmental Factors" above for a description of regulatory and similar matters which could affect Pacific Lumber's timber harvesting practices and future operating results.

          The EPIC, et al. v. California State Board of Forestry, et al. (No. 91CP244) action in the Superior Court of Humboldt County, filed by the Sierra Club and the Environmental Protection Information Center ("EPIC") in 1991, relates to a THP for approximately 237 acres of virgin old growth timber. After the Superior Court reversed the BOF's approval of this THP, certain modifications were made to the THP, which was then unanimously approved by the BOF. The Superior Court later issued judgment in favor of Pacific Lumber. On appeal, the Court of Appeal in October 1993 affirmed the trial court's judgment approving harvesting under this THP. In April 1993, EPIC filed another action with respect to this THP entitled EPIC, Marbled Murrelet, et al. v. Bruce Babbitt, Secretary, Department of Interior, et al. (No. C93-1400) (the "EPIC action") in the U.S. District Court for the Northern District of California, alleging an unlawful "taking" of the marbled murrelet under the ESA. In February 1995, the Court ruled that the area covered by the THP is occupied by the marbled murrelet and permanently enjoined implementation of the THP in order to protect the marbled murrelet. Upon appeal, the U.S. Ninth Circuit Court of Appeals affirmed the District Court's decision. Pacific Lumber subsequently appealed the matter to the U.S. Supreme Court, but on February 19, 1997, the U.S. Supreme Court ruled that it would not consider Pacific Lumber's appeal. In March 1997, Pacific Lumber paid approximately $1.4 million in legal fees which the trial court had awarded to the plaintiffs.

          On April 22, 1996, Salmon Creek filed a lawsuit entitled Salmon Creek Corporation v. California State Board of Forestry, et al. (No. 96CS01057) in the Superior Court of Sacramento County. This action seeks to overturn the BOF's decision denying approval of a THP for approximately 8 acres of virgin old growth timber in the Headwaters Forest. Salmon Creek seeks a court order requiring approval of the THP so that it may harvest in accordance with the THP. Salmon Creek also seeks constitutional "just compensation" damages to the extent that its old growth timber within and surrounding the THP has been "taken" by reason of this regulatory denial and previous actions of governmental authorities. In addition, on May 7, 1996, Pacific Lumber, Scotia Pacific and Salmon Creek filed a lawsuit entitled The Pacific Lumber Company, et al. v. The United States of America in the United States Court of Federal Claims. The suit alleges that the federal government has "taken" over 3,800 acres of Pacific Lumber's old growth timberlands (including the Headwaters Forest) through its
application of the ESA.   Pacific Lumber, Scotia Pacific and Salmon Creek
seek constitutional "just compensation" damages for the taking of these timberlands by the federal government's actions. The Court in each of these actions has granted the parties' agreed motions to stay the actions pursuant to the Headwaters Agreement. These actions would be dismissed if the Headwaters Agreement is consummated. See Item 1. "Business--Forest Products Operations--Pacific Lumber Operations--Headwaters Agreement" for a description of the Headwaters Agreement.

OTHER MATTERS

          Groundwater contamination has been found on property sold to a subsidiary of the Company by a subsidiary of Rockwell International Corporation ("Rockwell"). In March 1992, an enforcement action was filed against Rockwell and the current property owners by the Nevada Division of Environmental Protection seeking an order that would require defendants to investigate and report on the nature and extent of the pollution and contamination on the property. This action has been stayed, pending continued environmental investigation and remediation by Rockwell. The Company was named as a defendant in three related damage actions filed by certain persons. Two of these cases have settled to date and in each case the Company's share of the settlement was 21%. In September 1996, Rockwell submitted a global settlement package to the Company. An Environmental Cleanup Liability report, which accompanied Rockwell's settlement package and which was prepared by Rockwell's experts, estimates total costs to be $26.1 million (which the Company is disputing). No further settlement discussions have taken place between Rockwell and the Company concerning the indemnification issue since the settlement package was presented.

          The Company is involved in other claims, lawsuits and other proceedings. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                  PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

          Reference is made to this section in the portions of the Company's 1996 Annual Report to Stockholders (the "Annual Report") which are included as part of Exhibit 13.1 hereto and incorporated herein by reference.

          On December 23, 1996, the Company's wholly owned subsidiary, MAXXAM Group Holdings Inc. consummated an offering of $130.0 million aggregate principal amount of 12% Senior Secured Notes due 2003 (the "MGHI Notes"). The Company guaranteed the MGHI Notes on a senior, unsecured basis. The principal underwriters for this offering were Bear, Stearns & Co. Inc. and Donaldson, Lufkin & Jenrette Securities Corporation (the "Initial Purchasers"). The MGHI Notes were sold for cash (at 100% of principal amount) and the aggregate discount of the Initial Purchasers was $3,575,000. Sales were made to Qualified Institutional Buyers ("QIBs") in reliance on Rule 144A under the Securities Act of 1933 (the "Securities Act") and to a limited number of Institutional Accredited Investors (as defined under Rule 501(a)(1), (2), (3), or (7) under the Securities Act), that prior to their purchase of MGHI Notes, delivered to the Initial Purchasers a letter containing, among other things, certain representations from prospective Institutional Accredited Investors). This reliance was based on the Initial Purchasers' knowledge of the QIBs and the representation letters received from the Institutional Accredited Investors. On December 24, 1996, MGHI and the Company filed a Form S-4 Registration Statement relating to an exchange offer pursuant to which the MGHI Notes could be exchanged for registered notes containing substantially identical terms. The Form S-4 Registration Statement was declared effective on January 8, 1997 and the exchange offer was consummated on February 11, 1997.

ITEM 6.        SELECTED FINANCIAL DATA

          Reference is made to this section in the portions of the Annual Report which are included as part of Exhibit 13.1 hereto and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Index to Financial Statements

          1.        FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

                    The Consolidated Financial Statements and the Report of Independent Public Accountants are included on pages 31 to 62 of the Annual Report which are included as part of Exhibit 13.1 hereto and incorporated herein by reference.

          2.        FINANCIAL STATEMENT SCHEDULES:                     PAGE
                                                                       ----
                    Report of Independent Public Accountants on
                         Financial Statement Schedule                 42
                    Schedule I - Condensed Financial Information of
                         Registrant at December 31, 1996
                         and 1995 and for the years ended December
                         31, 1996, 1995 and 1994                      43-46

                    All other schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

(B)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K during the fourth quarter of 1996; however, on March 12, 1997, the Company filed a Current Report on Form 8-K (under Item 5), dated March 11, 1997, concerning an agreement to amend the Headwaters Agreement to extend to February 17, 1998 the period of time during which the closing conditions must be met.

(C)  EXHIBITS

          Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 48), which index is incorporated herein by reference.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders and Board of Directors of MAXXAM Inc.:

          We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in MAXXAM Inc.'s 1996 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 14, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 41 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                         ARTHUR ANDERSEN LLP


Houston, Texas
February 14, 1997

                                MAXXAM INC.

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       BALANCE SHEET (UNCONSOLIDATED)
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                            December 31,
                                                    ---------------------------
                                                         1996          1995
                                                    ------------- -------------
                       ASSETS
Current assets:
     Cash and cash equivalents                      $      169.6  $       20.4
     Marketable securities                                  18.9           9.3
     Other current assets                                   14.6          13.9
                                                    ------------- -------------
          Total current assets                             203.1          43.6
Deferred income taxes                                       66.1          52.1
Investment in subsidiaries                                  16.5            --
Other assets                                                 3.9           3.7
                                                    ------------- -------------
                                                    $      289.6  $       99.4
                                                    ============= =============

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities       $        8.3  $        7.4
     Long-term debt, current maturities                     42.6            .2
                                                    ------------- -------------
          Total current liabilities                         50.9           7.6
Long-term debt, less current maturities                       --          41.6
Losses recognized in excess of investment in
     subsidiaries                                             --          12.4
Notes payable to subsidiaries, net of notes
     receivable and advances                               192.2          18.8
Other noncurrent liabilities                                97.3         102.8
                                                    ------------- -------------
          Total liabilities                                340.4         183.2
                                                    ------------- -------------

Stockholders' deficit:
     Preferred stock, $.50 par value; 12,500,000
          shares authorized; Class A $.05
          Non-Cumulative Participating Convertible
          Preferred Stock; shares issued: 669,701             .3            .3
     Common stock, $.50 par value; 28,000,000
          shares authorized; shares issued:
          10,063,885 and 10,063,359, respectively            5.0           5.0
     Additional capital                                    155.9         155.0
     Accumulated deficit                                  (185.6)       (208.5)
     Pension liability adjustment                           (5.1)        (16.1)
     Treasury stock, at cost (shares held:
          preferred - 845; common:  1,400,112 and
          1,355,512, respectively)                         (21.3)        (19.5)
                                                    ------------- -------------
          Total stockholders' deficit                      (50.8)        (83.8)
                                                    ------------- -------------
                                                    $      289.6  $       99.4
                                                    ============= =============

See notes to consolidated financial statements and accompanying notes.

                                MAXXAM INC.

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  STATEMENT OF OPERATIONS (UNCONSOLIDATED)
                          (IN MILLIONS OF DOLLARS)



                                                       Years Ended December 31,
                                              -----------------------------------------
                                                   1996          1995          1994
                                              ------------- ------------- -------------
Investment, interest and other income
     (expense)                                $       (1.5) $        5.6  $       12.6
Interest expense                                      (7.0)         (6.2)        (11.7)
General and administrative expenses                  (32.8)        (18.9)        (11.0)
Equity in earnings (losses) of subsidiaries           15.1          43.6        (132.0)
                                              ------------- ------------- -------------
Income (loss) before income taxes                    (26.2)         24.1        (142.1)
Credit for income taxes                               49.1          33.4          20.0
                                              ------------- ------------- -------------
Net income (loss)                             $       22.9  $       57.5  $     (122.1)
                                              ============= ============= =============

See notes to consolidated financial statements and accompanying notes.

                                MAXXAM INC.

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  STATEMENT OF CASH FLOWS (UNCONSOLIDATED)
                          (IN MILLIONS OF DOLLARS)



                                                       Years Ended December 31,
                                              -----------------------------------------
                                                   1996          1995          1994
                                              ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                        $       22.9  $       57.5  $     (122.1)
     Adjustments to reconcile net income
          (loss) to net cash provided by
          (used for) operating activities:
          Equity in losses (earnings) of
               subsidiaries                          (15.1)        (43.6)        132.0
          Net sales (purchases) of
               marketable securities                  (7.1)         14.5           6.8
          Amortization of deferred financing
               costs and discounts on
               long-term debt                           .3            .3            .3
          Decrease in receivables                       .3            .6           1.1
          Increase in accrued and deferred
               income taxes                          (30.2)        (18.9)         (7.9)
          Decrease in accounts payable and
               other liabilities                       (.1)        (14.5)         (5.3)
          Other                                        2.1           2.3           (.2)
                                              ------------- ------------- -------------
               Net cash provided by (used
                    for) operating
                    activities                       (26.9)         (1.8)          4.7
                                              ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of Kaiser Depositary
          Shares                                        --           7.6          10.3
     Dividends received from subsidiaries              3.9           4.8           7.5
     Investments in and net advances from
          (to) subsidiaries                           49.7            .4         (27.5)
     Capital expenditures                              (.4)          (.2)          (.4)
                                              ------------- ------------- -------------
               Net cash provided by (used
                    for) investing
                    activities                        53.2          12.6         (10.1)
                                              ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of intercompany
          note                                       125.0            --            --
     Redemption, repurchase of and principal
          payments on long-term debt                   (.3)         (5.9)         (5.8)
     Other                                            (1.8)           --            --
                                              ------------- ------------- -------------
               Net cash provided by (used
                    for) financing
                    activities                       122.9          (5.9)         (5.8)
                                              ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                     149.2           4.9         (11.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     YEAR                                             20.4          15.5          26.7
                                              ------------- ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR      $      169.6  $       20.4  $       15.5
                                              ============= ============= =============
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
     Reduction of stockholders' deficit due
          to redemption of Kaiser preferred
          stock                               $         --  $      136.2  $         --
     Distribution of intercompany payable
          received from a subsidiary                  20.0           8.0         132.0
     Assumption by the Company of
          subsidiary's payables to the
          Company and affiliates                        --            --         (63.1)
     Net assets transferred to subsidiary               --         (14.5)           --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Interest paid                            $        6.7  $        6.0  $        7.0
     Income taxes paid (refunded)                      1.5           (.3)          1.1

See notes to consolidated financial statements and accompanying notes.

                                 MAXXAM INC.

         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

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

B.   LONG-TERM DEBT

          Long-term debt consists of the following:



                                                         December 31,
                                                 ---------------------------
                                                      1996          1995
                                                 ------------- -------------
14% Senior Subordinated Reset Notes due May 20,
     2000                                        $       25.0  $       25.0
12-1/2% Subordinated Debentures due December 15,
     1999, net of discount                               17.6          16.5
Other                                                      --            .3
                                                 ------------- -------------
                                                         42.6          41.8
Less: current maturities                                (42.6)          (.2)
                                                 ------------- -------------
                                                 $         --  $       41.6
                                                 ============= =============


          The Company redeemed the 14% Senior Subordinated Reset Notes and the 12-1/2% Subordinated Debentures at par on January 7, 1997 and January 22, 1997, respectively.

C.   NOTES PAYABLE TO SUBSIDIARIES, NET OF NOTES RECEIVABLE AND ADVANCES

          At December 31, 1996, the Company's indebtedness to its subsidiaries, which includes accrued interest, consists of the following:



                                                         December 31,
                                                 ---------------------------
                                                      1996          1995
                                                 ------------- -------------
Note payable, interest at 11%                    $      125.0  $         --
Unsecured note payable, interest at 6%                   19.3          18.3
Unsecured notes payable, interest at 7%                  14.6          13.7
Net advances                                             33.3         (13.2)
                                                 ------------- -------------
                                                 $      192.2  $       18.8
                                                 ============= =============


          The increase in net advances is principally due to cash receipts from the sale of real property and notes from the RTC Portfolio. There are no restrictions which would preclude the Company's subsidiaries from declaring a dividend of such advances to the Company.

                                 SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who has signed this report on behalf of the Registrant and as the chief financial officer of the Registrant.

                                          MAXXAM INC.


Date: March 28, 1997          By:    /S/ PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                              Executive Vice President and Chief
                                       Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 28, 1997          By:   /S/ CHARLES E. HURWITZ
                                      Charles E. Hurwitz
                               Chairman of the Board, President,
                                  Chief Executive Officer and
                                           Director


Date: March 28, 1997          By:  /S/ ROBERT J. CRUIKSHANK
                                     Robert J. Cruikshank
                                           Director


Date: March 28, 1997          By:      /S/ EZRA G. LEVIN
                                         Ezra G. Levin
                                           Director


Date: March 28, 1997          By:  /S/ STANLEY D. ROSENBERG
                                     Stanley D. Rosenberg
                                           Director

Date: March 28, 1997          By:    /S/ PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                              Executive Vice President and Chief
                                       Financial Officer
                                 (Principal Financial Officer)

Date: March 28, 1997          By:    /S/ TERRY L. FREEMAN
                                       Terry L. Freeman
                                          Controller
                                (Principal Accounting Officer)

                                MAXXAM INC.
                             INDEX OF EXHIBITS


 EXHIBIT
 NUMBER                          DESCRIPTION
 --------  -------------------------------------------------------

    3.1    Restated Certificate of Incorporation of MAXXAM Inc.
           (the "Company" or "MAXXAM") dated April 10, 1989
           (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989)

    3.2 Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Rights of the Company's Class B Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989)

    3.3 Certificate of Designations of Class A $.05 Non-Cumulative Participating Convertible Preferred Stock of the Company, dated July 6, 1994 (incorporated herein by reference to Exhibit 4(c) to the Registration Statement of the Company on Form S-8, Registration No. 33-54479)

   *3.4    Amended and Restated By-laws of the Company dated
           February 3, 1997

    4.1 Non-Negotiable Intercompany Note, dated December 23, 1996, executed by the Company in favor of MAXXAM Group Holdings Inc. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of MAXXAM Group Holdings Inc. ("MGHI"), Registration No. 333-18723)

    4.2 Loan and Pledge Agreement, dated as of June 28, 1996, between Custodial Trust Company and the Company (the "CTC Loan Agreement"; incorporated herein by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

    4.3 Amendment Agreement, dated December 23, 1996, relating to the CTC Loan Agreement, (incorporated herein by reference to Exhibit 4.33 to Amendment No. 1 to MGHI's Registration Statement on Form S-4, Registration No. 333-18723)

    4.4 Indenture, dated as of December 23, 1996, among MGHI, as Issuer, the Company, as Guarantor, and First Bank National Association, as Trustee, regarding the 12% Senior Secured Notes due 2003 of MGHI (incorporated herein by reference to Exhibit 4.1 to MGHI's Registration Statement on Form S-4, Registration No. 333-18723)

    4.5 Indenture, dated as of August 4, 1993, between Shawmut Bank, N.A. and MAXXAM Group Inc. ("MGI") regarding MGI's 11-1/4% Senior Secured Notes due 2003 and 12-1/4% Senior Secured Discount Notes due 2003 (the "MGI Indenture"; incorporated herein by reference to Exhibit
           4.1 to MGI's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8857)

    4.6 First Supplemental Indenture, dated as of December 17, 1996, to the MGI Indenture (incorporated herein by reference to Exhibit 4.35 to Amendment No. 1 to MGHI's Registration Statement on Form S-4, Registration No. 333-18723)

    4.7 Second Supplemental Indenture, dated as of December 23, 1996, to the MGI Indenture (incorporated herein by reference to Exhibit 4.36 to Amendment No. 1 to MGHI's Registration Statement on Form S-4, Registration No. 333-18723)

    4.8 Indenture, dated December 23, 1996, among Kaiser Aluminum & Chemical Corporation ("KACC"), Kaiser Aluminum Australia Corporation, Alpart Jamaica Inc., Kaiser Jamaica Corporation, Kaiser Finance Corporation, Kaiser Micromill Holdings, LLC, Kaiser Sierra Micromills, LLC, Kaiser Texas Micromill Holdings, LLC and Kaiser Texas Sierra Micromills, LLC, as subsidiary guarantors ("the Subsidiary Guarantors") and First Trust National Association, as Trustee, regarding KACC's 10-7/8% Series C Senior Notes due 2006 (incorporated herein by reference to KACC's Registration Statement on Form S-4, Registration No. 333-19143)

    4.9 Indenture, dated as of October 23, 1996, among KACC, as Issuer, the Subsidiary Guarantors, and First Trust National Association, as Trustee, regarding KACC's 10-7/8% Senior Notes due 2006 (incorporated by reference to Exhibit 4.2 to Kaiser Aluminum Corporation's ("Kaiser") Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-
           9447)

    4.10 Indenture, dated as of February 1, 1993, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., and Kaiser Jamaica Corporation, as subsidiary guarantors, and State Street Bank and Trust Company (as successor trustee to The First National Bank of Boston; "State Street"), regarding KACC's 12-3/4% Senior Subordinated Notes due 2003 (the "KACC Senior Subordinated Note Indenture"; incorporated herein by reference to Exhibit 4.1 to KACC's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-3605)

    4.11 First Supplemental Indenture, dated as of May 1, 1993, to the KACC Senior Subordinated Note Indenture
           (incorporated herein by reference to Exhibit 4.2 to KACC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, File No. 1-3605)

    4.12 Second Supplemental Indenture, dated as of February 1, 1996, to the KACC Senior Subordinated Note Indenture (incorporated herein by reference to Exhibit 4.3 to Kaiser's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9447)

    4.13 Indenture, dated as of February 17, 1994, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser Jamaica Corporation, and Kaiser Finance Corporation, as subsidiary guarantors, and First Trust National Association, Trustee, regarding Kaiser's 9-7/8% Senior Notes due 2002 (incorporated herein by reference to Exhibit 4.3 to KACC's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-9447; the "Kaiser 1993 Form 10-K")

    4.14 First Supplemental Indenture, dated as of February 1, 1996, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser Jamaica Corporation, and Kaiser Finance Corporation, as subsidiary guarantors, and First Trust National Association, Trustee, regarding KACC's 9-7/8% Senior Notes (incorporated herein by reference to Exhibit 4.5 to Kaiser's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9447)

    4.15 Credit Agreement, dated as of February 17, 1994 (the "Kaiser Credit Agreement"), among Kaiser, KACC, certain financial institutions and BankAmerica Business Credit, Inc., as Agent (incorporated herein by reference to Exhibit 4.4 to the Kaiser 1993 Form 10-K)

    4.16 First Amendment, dated July 21, 1994, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q of Kaiser for the quarter ended June 30, 1994, File No. 1-9447)

    4.17 Second Amendment, dated March 10, 1995, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.6 to Kaiser's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-9447)

    4.18   Third Amendment, dated as of July 20, 1995, to the
           Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File
           No. 1-9447)

    4.19   Fourth Amendment, dated as of October 17, 1995, to the
           Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-9447)

    4.20 Fifth Amendment, dated December 11, 1995, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.11 to Kaiser's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9447)

    4.21   Sixth Amendment, dated as of October 1, 1996, to the
           Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.1 to KACC's Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1996,
           File No. 1-3605)

    4.22 Seventh Amendment, dated December 17, 1996, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.18 to KACC's Registration Statement on Form S-4 dated January 2, 1997; File No. 333-19143)

    4.23 Eighth Amendment, dated February 24, 1997, to the Kaiser Credit Agreement (incorporated herein by reference to Kaiser's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-9447)

    4.25   Certificate of Designation of 8.255% Preferred
           Redeemable Increased Dividend Equity Securities of
           Kaiser, dated February 17, 1994 (incorporated herein by reference to Exhibit 4.21 to Kaiser 1993 Form 10-K)

    4.26 Indenture, dated as of March 23, 1993, between The Pacific Lumber Company ("Pacific Lumber") and State Street (as successor trustee to The First National Bank of Boston) regarding Pacific Lumber's 10-1/2% Senior Notes due 2003 (incorporated herein by reference to
           Exhibit 4.1 to Pacific Lumber's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-
           9204)

    4.27 Indenture, dated as of March 23, 1993, between Scotia Pacific Holding Company ("Scotia Pacific") and State Street, as Trustee, regarding Scotia Pacific's 7.95% Timber Collateralized Notes due 2015 (incorporated herein by reference to Exhibit 4.1 to Scotia Pacific's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 33-55538)

    4.28 Amended and Restated Credit Agreement of Pacific Lumber, dated November 10, 1995 (the "Pacific Lumber Credit Agreement"; incorporated herein by reference to
           Exhibit 4.1 to Pacific Lumber's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-9204)

    4.29   First Amendment, dated as of February 10, 1997, to the
           Pacific Lumber Credit Agreement (incorporated by reference to Exhibit 4.4 to The Pacific Lumber
           Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-9204)

    4.30 Second Amended and Restated Credit and Security Agreement, dated July 15, 1995, among the First National Bank of Boston, MCO Properties, Inc., Westcliff Development Corporation, Horizon Corporation, Horizon Properties Corporation and MCO Properties L.P. (incorporated herein by reference to Exhibit 4.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

    4.31 Amended and Restated Indenture, dated October 6, 1995, by and among Sam Houston Race Park, Ltd. ("SHRP"), New SHRP Capital Corp., SHRP General Partner, Inc. and First Bank National Association, Trustee (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of SHRP for the quarter ended June 30, 1995, File No. 33-67738)

           Note: Pursuant to Regulation Section 229.601, Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Company hereby agrees to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Company and its consolidated subsidiaries (and for any of its unconsolidated subsidiaries for which financial statements are required to be filed) wherein the total amount of securities authorized thereunder does not exceed 10 percent of the total consolidated assets of the Company.

   10.1 Tax Allocation Agreement, dated December 23, 1996, between the Company and MGHI (incorporated herein by reference to Exhibit 10.1 to MGHI's Registration Statement on Form S-4, Registration No. 333-18723)

   10.2    Tax Allocation Agreement, dated as of December 21,
           1989, between the Company and KACC (incorporated herein by reference to Exhibit 10.21 to Amendment No. 6 to the Registration Statement of KACC on Form S-1,
           Registration No. 33-30645)

   10.3 Tax Allocation Agreement, dated as of February 26, 1991, between Kaiser and the Company (incorporated herein by reference to Exhibit 10.23 to Amendment No. 2 to the Registration Statement of Kaiser on Form S-1, Registration No. 33-37895)

   10.4 Tax Allocation Agreement, dated August 4, 1993, between the Company and MGI (incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to the Form S-2
           Registration Statement of MGI, Registration No.
           33-56332)

   10.5 Tax Allocation Agreement, dated as of May 21, 1988, among the Company, MGI, Pacific Lumber and the corporations signatory thereto (incorporated herein by reference to Exhibit 10.8 to Pacific Lumber's Annual Report on Form 10-K for the year ended December 31, 1988, File No. 1-9204)

   10.6 Tax Allocation Agreement, dated as of March 23, 1993, among Pacific Lumber, Scotia Pacific, Salmon Creek Corporation and the Company (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Form S-1 Registration Statement of Scotia Pacific, Registration No. 33-55538)

   10.7 Tax Allocation Agreement, dated as of July 3, 1990, between the Company and Britt Lumber Co., Inc. (incorporated herein by reference to Exhibit 10.4 to MGI's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-8857)

   10.8    Senior Subordinated Intercompany Note , dated February
           15, 1994 , executed by KACC in favor of Kaiser
           (incorporated herein by reference to Exhibit 4.22 to the Kaiser 1993 Form 10-K)

   10.9    Senior Subordinated Intercompany Note, dated March 17,
           1994, executed by KACC in favor of Kaiser (incorporated herein by reference to Exhibit 4.23 to the Kaiser 1993
           Form 10-K)

  *10.10 Intercompany Note, dated December 21, 1989, executed by Kaiser in favor of KACC

  *10.11   Confirmation of Amendment of Non-Negotiable
           Intercompany Note, dated as of October 6, 1993, between
           Kaiser and KACC

   10.12 Agreement, dated as of June 30, 1993, between Kaiser and the Company (incorporated herein by reference to Exhibit 10.2 to KACC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, File No. 1-3605)

   10.13 Agreement, dated September 28, 1996, among MAXXAM Inc., The Pacific Lumber Company (on behalf of itself, its subsidiaries and its affiliates), the United States of America and the State of California (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated September 28, 1996)

   10.14 Exchange Agreement, dated as of May 20, 1991, by and among the Company, MCO Properties Inc. ("MCOP") and
           Federated Development Company (incorporated by reference to Exhibit 10(ff) to Amendment No. 4 to MGI's Registration Statement on Form S-4 on Form S-2,
           Registration No. 33-42300)

   10.15 Revolving Credit and Term Loan Agreement, dated as of August 27, 1987, as amended, between MCOP and Federated Development Company (incorporated herein by reference to Exhibit 10.82 to the Company's Registration Statement on Form S-4, Registration No. 33-20096)

   10.16 Term Loan Agreement, dated as of November 17, 1987, between MCOP and Federated Development Company
           (incorporated herein by reference to Exhibit 10.83 to the Company's Registration Statement on Form S-4,
           Registration No. 33-20096)

   10.17 Put and Call Agreement, dated November 16, 1987 (the "Put and Call Agreement") between Charles E. Hurwitz and MAXXAM Properties Inc. ("MPI") (incorporated herein by reference to Exhibit C to Schedule 13D dated November 24, 1987, filed by MGI with respect to the Company's common stock)

   10.18 Amendment to Put and Call Agreement, dated May 18, 1988, (incorporated herein by reference to Exhibit D to the Final Amendment to Schedule 13D dated May 20, 1988, filed by MGI relating to the Company's common stock)

   10.19   Amendment to Put and Call Agreement, dated as of
           February 17, 1989 (incorporated herein by reference to
           Exhibit 10.35 to the Company's Annual Report on Form
           10-K  for the year ended December 31, 1988, File No. 1-
           3924)

   10.20 Note Purchase Agreement, dated July 26, 1982, as amended, between the Company and Drexel Burnham Lambert Incorporated, relating to the Company's Zero Coupon
           Senior Subordinated Notes due 2007 (incorporated herein by reference to Exhibit B to Schedule 13D dated
           November 24, 1987, filed by MGI relating to the Company's common stock)

   10.21 Third Amended and Restated Limited Partnership Agreement of Sam Houston Race Park, Ltd., dated as of October 6, 1995 (incorporated herein by reference to
           Exhibit 3.1 to the Quarterly Report on Form 10-Q of SHRP for the quarter ended June 30, 1995, File No. 33-67738)

                Executive Compensation Plans and Arrangements
                ---------------------------------------------

   10.22   MAXXAM 1994 Omnibus Employee Incentive Plan
           (incorporated herein by reference to Exhibit 99 to the Company's Proxy Statement dated April 29, 1994; the
           "Company 1994 Proxy Statement")

   10.23 Form of Stock Option Agreement under the MAXXAM 1994 Omnibus Employee Incentive Plan (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1994)

   10.24 MAXXAM 1994 Non-Employee Director Plan (incorporated herein by reference to Exhibit 99 to the Company 1994
           Proxy Statement)

   10.25 Form of Stock Option Agreement under the MAXXAM 1994 Non-Employee Director Plan (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1994)

  *10.26   Form of Deferred Fee Agreement under the MAXXAM 1994
           Non-Employee Director Plan

   10.27 MAXXAM 1994 Executive Bonus Plan (incorporated herein by reference to Exhibit 99 to the Company 1994 Proxy
           Statement)

   10.28 MAXXAM Revised Capital Accumulation Plan of 1988, as amended December 12, 1988 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
           1995)

   10.29 The Company's 1984 Phantom Share Plan, as amended (the "Company Phantom Share Plan") (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990; the "Company 1990 Form 10-K")

   10.30 Amendment, dated as of March 8, 1990, relating to the Company Phantom Share Plan (incorporated herein by reference to Exhibit 10.7 to the Company 1990 Form
           10-K)

   10.31 Form of Phantom Share Agreement relating to the Company Phantom Share Plan (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1988)

   10.32   MAXXAM Supplemental Executive Retirement Plan
           (incorporated herein by reference to Exhibit 10(ii) to MGI's Registration Statement on Form S-4 on Form S-2,
           Registration No. 33-42300)

   10.33   Form of Company Deferred Compensation Agreement
           (incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

   10.34 Kaiser 1993 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to KACC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, File No. 1-3605)

   10.35 Form of Stock Option Agreement under the Kaiser 1993 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1994)

   10.36   KACC's Bonus Plan (incorporated herein by reference to
           Exhibit 10.25 to Amendment No. 6 to the Registration
           Statement  of  KACC  on  Form S-1, Registration No. 33-
           30645)

   10.37   Kaiser 1995 Employee Incentive Compensation Program
           (incorporated herein by reference to Exhibit 10.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-9447)

   10.38   Kaiser 1995 Executive Incentive Compensation Program
           (incorporated herein by reference to Exhibit 99 to Kaiser's Proxy Statement dated April 26, 1995)

   10.39   Promissory Note, dated February 1, 1989, by Anthony R.
           Pierno and Beverly J. Pierno in favor of the Company
           (the "1989 Pierno Note") (incorporated herein by reference to Exhibit 10.30 to the Company 1990 Form 10-
           K)

   10.40   Letter amendment, dated February 28, 1995, to the 1989
           Pierno Note (incorporated herein by reference to Exhibit 10.44 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1994)

   10.41   Promissory Note dated July 19, 1990 by Anthony R.
           Pierno in favor of the Company (the "1990 Pierno Note") (incorporated herein by reference to Exhibit 10.31 to the Company 1990 Form 10-K)

   10.42   Letter amendment, dated February 28, 1995, to the 1990
           Pierno Note (incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1994)

   10.43 Employment Agreement, dated August 20, 1993 between KACC and Robert E. Cole (incorporated herein by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1993)

  *11      Computation of Net Income Per Common and Common
           Equivalent Share Information

  *13.1    The portions of the Company's Annual Report to
           Stockholders for the year ended December 31, 1996 which are incorporated herein by reference

  *21      List of the Company's Subsidiaries

  *23      Consent of Independent Public Accountants by Arthur
           Andersen LLP

  *27      Financial Data Schedule

---------------
* Included with this filing.