Form 10-Q
period 1997-03-31
MAXXAM INC
filed 1997-04-22
CIK 63814

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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
Yes /X/   No /  /

 Number of shares of common stock outstanding at April 17, 1997:  8,617,747


                                MAXXAM INC.

                                   INDEX



PART I. - FINANCIAL INFORMATION                                       PAGE

     Item 1.   Financial Statements

          Consolidated Balance Sheet at March 31, 1997 and
               December 31, 1996                                      3
          Consolidated Statement of Operations for the three
               months ended March 31, 1997 and 1996                   4
          Consolidated Statement of Cash Flows for the three
               months ended March 31, 1997 and 1996                   5
          Condensed Notes to Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         12

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      23
     Item 5.   Other Information                                      23
     Item 6.   Exhibits and Reports on Form 8-K                       23
     Signatures                                                       S-1


                        MAXXAM INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)



                                                    March 31,    December 31,
                                                       1997          1996
                                                  ------------- -------------
                                                   (Unaudited)
                     ASSETS
Current assets:
     Cash and cash equivalents                    $      193.7  $      336.6
     Marketable securities                                52.4          50.3
     Receivables:
          Trade, net of allowance for doubtful
               accounts of $5.2                          243.2         200.7
          Other                                           72.7          85.9
     Inventories                                         640.9         634.8
     Prepaid expenses and other current assets           174.7         169.1
                                                  ------------- -------------
               Total current assets                    1,377.6       1,477.4
Property, plant and equipment, net of
     accumulated depreciation of $794.0 and
     $769.5, respectively                              1,298.5       1,297.9
Timber and timberlands, net of accumulated
     depletion of $156.9 and $154.6,
     respectively                                        300.1         301.8
Investments in and advances to unconsolidated
     affiliates                                          174.0         179.5
Deferred income taxes                                    423.3         419.7
Long-term receivables and other assets                   455.9         439.4
                                                  ------------- -------------
                                                  $    4,029.4  $    4,115.7
                                                  ============= =============
     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                             $      161.7  $      201.5
     Accrued interest                                     35.1          61.5
     Accrued compensation and related benefits           152.6         158.7
     Other accrued liabilities                           156.6         154.1
     Payable to affiliates                                92.3          98.1
     Long-term debt, current maturities                   25.6          69.6
                                                  ------------- -------------
               Total current liabilities                 623.9         743.5
Long-term debt, less current maturities                1,918.4       1,881.9
Accrued postretirement medical benefits                  729.0         731.9
Other noncurrent liabilities                             588.6         589.4
                                                  ------------- -------------
               Total liabilities                       3,859.9       3,946.7
                                                  ------------- -------------
Commitments and contingencies

Minority interests                                       220.4         219.8
Stockholders' deficit:
     Preferred stock, $.50 par value;
          12,500,000 shares authorized; Class A
          $.05 Non-Cumulative Participating
          Convertible Preferred Stock; shares
          issued: 669,701                                   .3            .3
     Common stock, $.50 par value; 28,000,000
          shares authorized; shares issued:
          10,063,885                                       5.0           5.0
     Additional capital                                  156.6         155.9
     Accumulated deficit                                (184.9)       (185.6)
     Pension liability adjustment                         (5.1)         (5.1)
     Treasury stock, at cost (shares held:
          preferred - 845; common:  1,435,212
          and 1,400,112, respectively)                   (22.8)        (21.3)
                                                  ------------- -------------
               Total stockholders' deficit               (50.9)        (50.8)
                                                  ------------- -------------
                                                  $    4,029.4  $    4,115.7
                                                  ============= =============

The accompanying notes are an integral part of these financial statements.



                        MAXXAM INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                         Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                        1997            1996
                                                   --------------  --------------
                                                            (Unaudited)
Net sales:
     Aluminum operations                           $       547.4   $       531.1
     Forest products operations                             66.8            59.8
     Real estate and other operations                       17.4            21.3
                                                   --------------  --------------
                                                           631.6           612.2
                                                   --------------  --------------

Costs and expenses:
     Cost of sales and operations (exclusive of
          depreciation and depletion):
          Aluminum operations                              460.7           433.7
          Forest products operations                        38.0            33.1
          Real estate and other operations                  10.0            16.9
     Selling, general and administrative expenses           44.5            44.7
     Depreciation and depletion                             29.4            30.6
                                                   --------------  --------------
                                                           582.6           559.0
                                                   --------------  --------------

Operating income                                            49.0            53.2

Other income (expense):
     Investment, interest and other income
          (expense)                                         10.9             5.3
     Interest expense                                      (53.1)          (45.1)
                                                   --------------  --------------
Income before income taxes and minority interests            6.8            13.4
Provision for income taxes                                  (2.7)           (5.0)
Minority interests                                          (3.4)           (2.6)
                                                   --------------  --------------
Net income                                         $          .7   $         5.8
                                                   ==============  ==============

Net income per common and common equivalent share  $         .07   $         .61
                                                   ==============  ==============


The accompanying notes are an integral part of these financial statements.


                        MAXXAM INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN MILLIONS OF DOLLARS)



                                                         Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                        1997           1996
                                                   -------------  --------------
                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                    $          .7  $         5.8
     Adjustments to reconcile net income
          to net cash used for operating
          activities:
          Depreciation and depletion                        29.4           30.6
          Net sales (purchases) of marketable
               securities                                    (.9)          28.2
          Minority interests                                 3.4            2.6
          Amortization of deferred financing costs
               and discounts on long-term debt               6.3            5.1
          Equity in (earnings) loss of
               unconsolidated affiliates, net of
               dividends received                            7.8           (7.0)
          Increase (decrease) in cash resulting
               from changes in:
               Receivables                                 (34.8)          11.3
               Payable to affiliates and other
                    liabilities                             (2.9)           1.3
               Inventories                                  (7.9)         (41.7)
               Accrued interest                            (26.0)         (32.6)
               Prepaid expenses and other assets           (27.5)         (23.5)
               Accounts payable                            (39.7)         (20.9)
               Accrued and deferred income taxes              .1           (5.1)
          Other                                             (1.8)           1.2
                                                   -------------  -------------
               Net cash used for operating
                    activities                             (93.8)         (44.7)
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from disposition of property and
          investments                                        7.1             .4
     Capital expenditures                                  (27.2)         (24.3)
     Investment in subsidiaries and joint ventures          (7.1)          (1.1)
     Other                                                  (2.7)          (2.2)
                                                   -------------- --------------
               Net cash used for investing
                    activities                             (29.9)         (27.2)
                                                   -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving
          credit agreements                                 42.0           90.9
     Proceeds from issuance of long-term debt               19.0            4.2
     Redemptions, repurchases of and principal
          payments on long-term debt                       (63.7)         (10.5)
     Dividends paid to Kaiser's minority preferred
          stockholders                                      (2.1)          (2.1)
     Redemption of preference stock                         (1.6)          (2.0)
     Restricted cash deposits                              (12.6)             -
     Other                                                   (.2)           1.0
                                                   -------------- --------------
               Net cash provided by (used
                    for) financing activities              (19.2)          81.5
                                                   -------------- --------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                          (142.9)           9.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           336.6          104.2
                                                   -------------- --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $       193.7  $       113.8
                                                   ============== ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest    $        72.8  $        72.6
     Income taxes paid                                       2.1            8.8


The accompanying notes are an integral part of these financial statements.



                        MAXXAM INC. AND SUBSIDIARIES

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In millions of dollars, except share amounts)


1.        GENERAL

          The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by MAXXAM Inc. with the Securities and Exchange Commission for the fiscal year ended December 31, 1996 (the "Form 10-K"). All references to the "Company" include MAXXAM Inc. and its subsidiary companies unless otherwise indicated or the context indicates otherwise. Any capitalized items used but not defined in these Condensed Notes to Consolidated Financial Statements have the same meaning given to them in the Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1997 and the consolidated results of operations and cash flows for the three months ended March 31, 1997 and 1996. Certain reclassifications of prior period information have been made to conform to the current presentation.

2.        INVENTORIES

          Inventories consist of the following:


                                                  March 31,    December 31,
                                                    1997           1996
                                               -------------- --------------
Aluminum Operations:
     Finished fabricated aluminum products     $        106.3 $        113.5
     Primary aluminum and work in process               213.1          200.3
     Bauxite and alumina                                126.6          110.2
     Operating supplies and repair and
          maintenance parts                             129.9          138.2
                                               -------------- --------------
                                                        575.9          562.2
                                               -------------- --------------
Forest Products Operations:
     Lumber                                              53.7           55.8
     Logs                                                11.3           16.8
                                               -------------- --------------
                                                         65.0           72.6
                                               -------------- --------------
                                               $        640.9 $        634.8
                                               ============== ==============



3.        RESTRICTED CASH

          Long-term receivables and other assets includes restricted cash in the amount of $42.4 and $30.0 at March 31, 1997 and December 31, 1996, respectively. Such restricted cash primarily represents the amount held by the trustee under the indenture governing the Timber Notes.

4.        LONG-TERM DEBT

          Long-term debt consists of the following:


                                                  March 31,    December 31,
                                                    1997           1996
                                               -------------- --------------


     14% MAXXAM Senior Subordinated Reset
          Notes due May 20, 2000               $           -  $        25.0
     12-1/2% MAXXAM Subordinated Debentures
          due December 15, 1999, net
          of discount                                      -           17.6
     12% MGHI Senior Secured Notes due August
          1, 2003                                      130.0          130.0
     11-1/4% MGI Senior Secured Notes due
          August 1, 2003                               100.0          100.0
     12-1/4% MGI Senior Secured Discount Notes
          due August 1, 2003, net of discount          107.3          104.2
     10-1/2% Pacific Lumber Senior Notes due
          March 1, 2003                                235.0          235.0
     7.95% Scotia Pacific Timber
          Collateralized Notes due July 20,
          2015                                         327.4          336.1
     KACC Credit Agreement                              41.9              -
     10-7/8% KACC Senior Notes due October 15,
          2006, including premium                      225.9          225.9
     9-7/8% KACC Senior Notes due February 15,
          2002, net of discount                        224.1          224.0
     12-3/4% KACC Senior Subordinated Notes
          due February 1, 2003                         400.0          400.0
     Alpart CARIFA Loans                                60.0           60.0
     Other aluminum operations debt                     66.7           52.0
     Other notes and contracts, primarily
          secured by receivables, buildings,
          real estate and equipment                     25.7           41.7
                                               -------------- --------------
                                                     1,944.0        1,951.5
               Less: current maturities                (25.6)         (69.6)
                                               -------------- --------------
                                               $     1,918.4  $     1,881.9
                                               ============== ==============


5.        PER SHARE INFORMATION

          Per share calculations are based on the weighted average number of common shares outstanding in each period and, if dilutive, weighted average common equivalent shares assumed to be issued from the exercise of common stock options based upon the average price of the Company's common stock during the period.

          New Accounting Pronouncement
          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, primary earnings per share
("Primary EPS") will be replaced by basic earnings per share ("Basic EPS"), and fully diluted earnings per share ("Fully Diluted EPS") will be replaced by diluted earnings per share ("Diluted EPS"). Basic EPS differs from Primary EPS in that it only includes the weighted average impact of outstanding shares of the Company's common stock (i.e., it excludes common stock equivalents and the dilutive effect of options, etc.). Diluted EPS is substantially similar to Fully Diluted EPS. The provisions of SFAS No. 128 will result in the retroactive restatement of previously reported Primary EPS and Fully Diluted EPS figures. SFAS No. 128 is effective for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. On a pro forma basis, Basic EPS would have been $.08 and $.67 for the three months ended March 31, 1997 and 1996, respectively. Diluted EPS would have been $.07 and $.61 for the three months ended March 31, 1997 and 1996, respectively, which is the same as the amounts reported previously for Primary and Fully Diluted EPS.

6.        CONTINGENCIES

          Environmental Contingencies
          Kaiser and KACC are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of such environmental laws and regulations, and to claims and litigation based upon such laws. KACC currently is subject to a number of lawsuits under CERCLA, and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

          Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At March 31, 1997, the balance of such accruals, which are primarily included in other noncurrent liabilities, was $32.7. These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology and Kaiser's assessment of the likely remediation actions to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $9.0 for the years 1997 through 2001 and an aggregate of approximately $6.0 thereafter.

          As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. Kaiser believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $22.0 and that, subject to further regulatory review and approval, the factors upon which a substantial portion of this estimate is based are expected to be resolved during 1997. While uncertainties are inherent in the final outcome of these environmental matters, and it is impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

          Asbestos Contingencies
          KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 15 years. At March 31, 1997, the number of such claims pending was approximately 72,500 as compared with 71,100 at December 31, 1996. In 1996, approximately 21,100 of such claims were received and 9,700 were settled or dismissed. During the quarter ended March 31, 1997, approximately 2,600 of such claims were received and 1,200 of such claims were settled or dismissed.

          A substantial portion of the asbestos-related claims that were filed and served on KACC during 1995 and 1996 were filed in Texas. KACC has been advised by its counsel that, although there can be no assurance, the increase in pending claims may have been attributable in part to tort reform legislation in Texas. Although asbestos-related claims are currently exempt from certain aspects of the Texas tort reform legislation, KACC has been advised that efforts to remove the asbestos-related exemption in the tort reform legislation as well as other developments in the legislative and legal environment in Texas may be responsible for the accelerated pace of new claims experienced in late 1995 and its continuance in 1996, albeit at a somewhat reduced rate.

          Based on past experience and reasonably anticipated future activity, Kaiser has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed through 2008. There are inherent uncertainties involved in estimating asbestos-related costs, and Kaiser's actual costs could exceed or be less than these estimates. Kaiser's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-elated payments, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an estimated asbestos-related cost accrual of $134.4, before consideration of insurance recoveries, is included primarily in other noncurrent liabilities at March 31, 1997. While Kaiser does not believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial. Kaiser estimates that annual future cash payments in connection with such litigation will be approximately $8.0 to $17.0 for each of the years 1997 through 2001, and an aggregate of approximately $80.0 thereafter.

          Kaiser believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. Claims for recovery from some of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from the insurance carriers. The timing and amount of ultimate recoveries from these insurance carriers are dependent upon the resolution of these disputes. Kaiser believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Thelen, Marrin, Johnson & Bridges LLP with respect to applicable insurance coverage law relating to the terms and conditions of these policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $112.0, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in long-term receivables and other assets at March 31, 1997.

          Kaiser continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative progress and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from Kaiser's underlying assumptions. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, Kaiser believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

          OTS Contingency and Related Matters
          On December 26, 1995, the OTS initiated formal administrative proceedings against the Company and others by filing the Notice. The Notice alleges misconduct by the Company, Federated, Mr. Charles Hurwitz and others (the "respondents") with respect to the failure of USAT, a wholly owned subsidiary of UFG. The Notice claims that the Company was a savings and loan holding company, that with others it controlled USAT, and that it was therefore obligated to maintain the net worth of USAT. The Notice makes numerous other allegations against the Company and the other respondents, including, among other things, allegations that through USAT it was involved in prohibited transactions with Drexel, Burnham, Lambert Inc. The OTS, among other things, seeks unspecified damages in excess of $138.0 from the Company and Federated, civil money penalties and a removal from, and prohibition against the Company and the other respondents engaging in, the banking industry. The date for the hearing on the merits is scheduled for September 22, 1997.

          On August 2, 1995, the FDIC filed the FDIC action in the U.S. District Court for the Southern District of Texas (the "Court"). The original complaint against Mr. Hurwitz seeks damages in excess of $250.0 based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. The original complaint further alleges, among other things, that Mr. Hurwitz was obligated to ensure that UFG, Federated and MAXXAM maintained the net worth of USAT. The Court has joined the OTS as a party to the FDIC action and granted the motions to intervene filed by the Company and three other respondents in the OTS administrative proceeding. The OTS is seeking to be dismissed from the FDIC action. On January 15, 1997, the FDIC filed an amended complaint which seeks, conditioned on the OTS prevailing in its administrative proceeding, unspecified damages from Mr. Hurwitz relating to amounts the OTS does not collect from the Company and Federated with respect to alleged obligations to maintain USAT's net worth.

          The Company's bylaws provide for indemnification of its officers and directors to the fullest extent permitted by Delaware law. The Company is obligated to advance defense costs to its officers and directors, subject to the individual's obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification. In addition, the Company's indemnity obligation can, under certain circumstances, include amounts other than defense costs, including judgments and settlements. The Company has concluded that it is unable to determine a reasonable estimate of the loss (or range of loss), if any, that could result from these contingencies. Accordingly, it is impossible to assess the ultimate outcome of the foregoing matters or its potential impact on the Company's consolidated financial position, results of operations or liquidity.

          Other Matters
          The Company is involved in various other claims, lawsuits and other proceedings relating to a wide variety of matters. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

7.        DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

          At March 31, 1997, the net unrealized loss, including unamortized net option premiums, on KACC's position in aluminum forward sales and option contracts, (based on an average price of $1,636 per ton ($.74 per pound) of primary aluminum), natural gas and fuel oil forward purchase and option contracts, and forward foreign exchange contracts, was approximately $19.2.

          Alumina and Aluminum
          Kaiser's earnings are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical fluctuations. During the period January 1, 1993 through March
31, 1997, the average Midwest United States transaction price for primary aluminum has ranged from approximately $.50 to $1.00 per pound. Alumina prices as well as fabricated aluminum product prices (which vary considerably among products) are significantly influenced by changes in the price of primary aluminum but generally lag behind primary aluminum price changes by up to three months.

          From time to time in the ordinary course of business, KACC enters into hedging transactions to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by KACC to effectively lock-in or fix the price that KACC will receive for its shipments. KACC also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for KACC's anticipated sales, and/or (iii) to permit KACC to realize possible upside price movements. As of March 31, 1997, KACC had sold forward, at fixed prices, approximately 51,750, 93,600 and 24,000 tons of primary aluminum with respect to 1997, 1998 and 1999, respectively. As of March 31, 1997, KACC had also purchased put options to establish a minimum price for approximately 154,750 and 52,000 tons with respect to 1997 and 1998, respectively, and had entered into option contracts that established a price range for an additional 103,000, 231,600 and 97,500 tons for 1997, 1998 and 1999, respectively.

          As of March 31, 1997, KACC had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 1997, 1998 and 1999 at prices indexed to future prices of primary aluminum.

          Energy
          KACC is exposed to energy price risk from fluctuating prices for fuel oil and natural gas consumed in the production process. Accordingly, KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of March 31, 1997, KACC had a combination of fixed price purchase and option contracts for the purchase of approximately 44,000 MMBtu of natural gas per day during the 1997, and for 25,000 MMBtu of natural gas per day for 1998. As of March 31, 1997, KACC also held option contracts for an average of 213,000 barrels of fuel oil per month for 1997 and 222,000 barrels of fuel oil per month for 1998.

          Foreign Currency
          KACC enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At March 31, 1997, KACC had net forward foreign exchange contracts totaling approximately $127.1 for the purchase of 165.5 Australian dollars from April 1997 through June 1998, in respect of its commitments for 1997 and 1988 expenditures denominated in Australian dollars.

                                MAXXAM INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This section and the Company's Form 10-K identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RESULTS OF OPERATIONS

          The Company operates in three principal industries: aluminum, through its majority owned subsidiary, Kaiser, a fully integrated aluminum producer; forest products, through MGI and its wholly owned subsidiaries, principally Pacific Lumber and Britt; real estate investment and development, managed through MAXXAM Property Company; and other commercial operations through various other wholly owned subsidiaries. MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company. All references to the "Company," "Kaiser," "MGHI," "MGI" and "Pacific Lumber" refer to the respective companies and their subsidiaries, unless otherwise indicated or the context indicates otherwise.

     ALUMINUM OPERATIONS

          Aluminum operations account for a substantial portion of the Company's revenues and operating results. Kaiser, through its principal subsidiary KACC, operates in two business segments: bauxite and alumina, and aluminum processing. As an integrated aluminum producer, Kaiser uses a portion of its bauxite, alumina and primary aluminum production for additional processing at certain of its facilities.

          Profit Enhancement and Cost Reduction Initiative
          Kaiser has set a goal of achieving significant cost reductions and other profit improvements during 1997, with the full effect planned to be realized in 1998. The initiative is based on Kaiser's conclusion that the current level of performance of its existing facilities and businesses will not achieve the level of profits Kaiser considers satisfactory based upon historic long-term average prices for primary aluminum and alumina.
To achieve this goal, Kaiser plans reductions in production costs, decreases in corporate selling, general and administrative expenses, and enhancements to product mix. There can be no assurance that the initiative will result in the desired cost reductions and other profit improvements.

          Recent Events
          In April 1997 KACC announced that it had signed a letter of intent with Reynolds Metal Company ("Reynolds") to purchase Reynolds' McCook, Illinois, sheet and plate plant and Bellwood, Virginia, extrusions plant. The transaction is subject to regulatory and board approvals, negotiation and execution of definitive agreements, and other customary closing conditions; accordingly, no assurances can be given that the transaction will ultimately be consummated.

          Summary
          The following table presents selected operational and financial information for the three months ended March 31, 1997 and 1996. The information presented in the table is in millions of dollars except shipments and prices.


                                                        Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                       1997           1996
                                                  -------------- --------------
Shipments: (1)
     Alumina                                               385.5          476.2
     Aluminum products:
          Primary aluminum                                  78.5           74.8
          Fabricated aluminum products                      93.9           77.2
                                                  -------------- --------------
               Total aluminum products                     172.4          152.0
                                                  ============== ==============
Average realized sales price:
     Alumina (per ton)                            $          190 $          208
     Primary aluminum (per pound)                            .75            .72

Net sales:
     Bauxite and alumina:
          Alumina                                 $         73.2 $         99.0
          Other (2) (3)                                     26.6           24.4
                                                  -------------- --------------
               Total bauxite and alumina                    99.8          123.4
                                                  -------------- --------------
     Aluminum processing:
          Primary aluminum                                 129.2          119.1
          Fabricated aluminum products                     314.4          284.9
          Other (3)                                          4.0            3.7
                                                  -------------- --------------
               Total aluminum processing                   447.6          407.7
                                                  -------------- --------------
                    Total net sales               $        547.4 $        531.1
                                                  ============== ==============
Operating income                                  $         32.8 $         41.8
                                                  ============== ==============

Income before income taxes and minority
     interests                                    $          7.9 $         18.8
                                                  ============== ==============
Capital expenditures                              $         21.8 $         19.8
                                                  ============== ==============


---------------

          (1)  Shipments are expressed in thousands of metric tons.  A metric ton is equivalent to 2,204.6 pounds.
          (2)  Includes net sales of bauxite.
          (3)  Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.


          Overview
          Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on KACC's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical fluctuations.
Alumina prices as well as fabricated aluminum product prices (which vary considerably among products) are significantly influenced by changes in the price of primary aluminum but generally lag behind primary aluminum price changes by up to three months.

          During the first half of 1996, the AMT Price for primary aluminum remained relatively stable in the $.75 per pound range. However, during the second half of the year the AMT Price fell, reaching a low of $.65 per pound for October 1996, before recovering late in the year. During the period 1993-March 31, 1997, the AMT Price for primary aluminum ranged from approximately $.50 to $1.00 per pound. The AMT Price for primary aluminum for the week ended April 11, 1997, was approximately $.76 per pound.

          Net Sales--Bauxite and Alumina
          Net sales of alumina decreased by 26% for the quarter ended March 31, 1997, from the comparable period in the prior year as a result of a 19% decrease in shipments of alumina and a 9% decline in average prices realized from the sale of alumina. The reduction in average prices realized reflects the substantial decline in primary aluminum prices experienced in the latter half of 1996 discussed above.

          Net Sales--Aluminum Processing
          Net sales of primary aluminum increased by 8% for the quarter ended March 31, 1997, from the comparable prior year period as a result of a 3% increase in average prices realized and a 5% increase in shipments. Net sales of fabricated aluminum products were up 10% for the quarter ended March 31, 1997 as compared to the prior year period as a result of a 22% increase in shipments. The impact of increased product shipments on net sales was partially offset by a 9% decrease in average prices realized from the sale of fabricated aluminum products for the quarter ended March 31, 1997.

          Operating Income
          Operating income for the quarter ended March 31, 1997 declined from the prior year comparative period as a result of lower net sales from bauxite and alumina as discussed above, and lower margins on fabricated aluminum products due to the 9% decrease in realized prices discussed above. These decreases were partially offset by approximately $5.0 million of operating income realized in the first quarter of 1997 from the settlement of certain energy service contracts.

     FOREST PRODUCTS OPERATIONS

          The Company's forest products operations are conducted by MGI through its principal operating subsidiaries. MGI's business is seasonal in that the forest products business generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three months ended March 31, 1997 and 1996. The information presented in the table is in millions of dollars except shipments and prices.

                                                    Three Months Ended
                                                        March 31,
                                               ---------------------------
                                                    1997          1996
                                               ------------- -------------
Shipments:
     Lumber: (1)
          Redwood upper grades                          13.0          10.4
          Redwood common grades                         57.2          57.3
          Douglas-fir upper grades                       2.5           2.2
          Douglas-fir common grades                     19.4          19.3
          Other                                          3.9           1.9
                                               ------------- -------------
               Total lumber                             96.0          91.1
                                               ============= =============
     Logs (2)                                            2.5           5.9
                                               ============= =============
     Wood chips (3)                                     60.2          49.0
                                               ============= =============
Average sales price:
     Lumber: (4)
          Redwood upper grades                 $       1,322 $       1,386
          Redwood common grades                          505           482
          Douglas-fir upper grades                     1,211         1,153
          Douglas-fir common grades                      486           378
     Logs (4)                                            478           469
     Wood chips (5)                                       75            87

Net sales:
     Lumber, net of discount                   $        59.1 $        51.9
     Logs                                                1.2           2.8
     Wood chips                                          4.5           4.3
     Cogeneration power                                  1.0            .4
     Other                                               1.0            .4
                                               ------------- -------------
               Total net sales                 $        66.8 $        59.8
                                               ============= =============
Operating income                               $        18.8 $        16.6
                                               ============= =============
Operating cash flow (6)                        $        25.4 $        23.1
                                               ============= =============
Income before income taxes and minority
     interests                                 $          .3 $          .6
                                               ============= =============
Capital expenditures                           $         2.4 $         2.8
                                               ============= =============



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




          Net sales
          Net sales for the three months ended March 31, 1997 increased from the three months ended March 31, 1996, principally due to higher average realized prices for common grade redwood and Douglas-fir lumber and increased shipments of manufactured upper grade redwood lumber.

          Operating income
          Operating income for the three months ended March 31, 1997 increased from the three months ended March 31, 1996, principally due to the increase in sales discussed above.

          Income before income taxes and minority interests
          Income before income taxes and minority interests for the three months ended March 31, 1997 was substantially unchanged from the three months ended March 31, 1996. While operating income was higher as discussed above, investment, interest and other income was lower primarily due to lower earnings from marketable securities.

     REAL ESTATE AND OTHER OPERATIONS

                                                       Three Months Ended
                                                           March 31,
                                                 -----------------------------
                                                      1997           1996
                                                 -------------- --------------
                                                    (In millions of dollars)

Net sales                                        $         17.4 $        21.3
Operating income (loss)                                      .4          (1.7)
Income (loss) before income taxes and minority
     interests                                              3.1           (.8)


          Net sales
          Net sales for the three months ended March 31, 1997 declined from the three months ended March 31, 1996, principally due to lower revenues from resort and commercial operations reflecting various asset dispositions during 1996 and the first quarter of 1997.

          Operating income (loss)
          For the three months ended March 31, 1997, the Company's real estate and other operations had operating income of $.4 million as compared to a loss of $1.7 million for the same period in 1996, principally due to operating income attributable to SHRP, Ltd., as compared to an operating loss by SHRP, Ltd. in the 1996 first quarter, and a bulk land sale at the Fountain Hills development in Arizona.

          Income (loss) before income taxes and minority interests
          The Company's real estate and other operations had income before income taxes and minority interests for the three months ended March 31, 1997, as compared to a loss for the same period in 1996. In addition to the improvements in operating income discussed above, investment, interest and other income for the three months ended March 31, 1997 increased over the comparable prior year period due to a gain from the sale of a retail center from the RTC Portfolio.

     OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS


                                                       Three Months Ended
                                                           March 31,
                                                 -----------------------------
                                                      1997           1996
                                                 -------------- --------------
                                                    (In millions of dollars)
Operating loss                                   $        (3.0) $        (3.5)
Loss before income taxes and
     minority interests                                   (4.5)          (5.2)


          Operating loss
          The operating losses represent corporate general and administrative expenses that are not allocated to the Company's industry segments. The operating loss for the three months ended March 31, 1997 was substantially unchanged from the three months ended March 31, 1996.

          Loss before income taxes and minority interests
          The loss before income taxes and minority interests includes operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, that are not attributable to the Company's industry segments. The loss for the three months ended March 31, 1997 decreased from the three months ended March 31, 1996, principally due to higher gains from marketable securities and reductions in other noncash expenses.

          Minority interests
          Minority interests represent the minority stockholders' interest in the Company's aluminum operations and minority partners' interest in SHRP, Ltd.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

     PARENT COMPANY AND MGHI

          The various credit instruments of MGHI, KACC, MGI, Pacific
Lumber and Scotia Pacific contain various covenants which, among other things, limit the ability of such entities to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. As of March 31, 1997, no dividends could be paid by MGHI and $0.3 million of dividends could be paid by MGI. Pursuant to the terms of the KACC Credit Agreement, Kaiser is prohibited from paying any dividends with respect to its common stock. The most restrictive covenants governing debt of the Company's real estate and other subsidiaries would not restrict payment to the Company of all nonrestricted cash and unused borrowing availability for such subsidiaries (approximately $14.1 million could be paid as of March 31, 1997).

          In January 1997, the Company used the proceeds from the Intercompany Note to redeem its 12-1/2% Subordinated Debentures and 14% Senior Subordinated Reset Notes together with accrued interest thereon, for $43.3 million.

          Kaiser has an effective shelf registration statement covering the offering of up to 10 million shares of Kaiser common stock owned by the Company.

          The Company has stated that from time to time it may purchase its common stock on national exchanges or in privately negotiated transactions. During the three months ended March 31, 1997, the Company purchased 35,100 shares of its common stock.

          As of March 31, 1997, the Company (excluding its subsidiaries) had cash and marketable securities of approximately $128.0 million and available borrowings under the Custodial Trust Agreement of $25.0 million. The Company believes that its existing resources, together with the cash available from subsidiaries and other sources of financing, will be sufficient to fund its working capital requirements for the next year.
With respect to its long-term liquidity, the Company believes that its existing cash and cash resources, together with the cash proceeds from the sale of assets and distributions from its subsidiaries should be sufficient to meet its working capital requirements. However, there can be no assurance that the Company's cash resources, together with the cash proceeds from the sale of assets, distributions from its subsidiaries and other sources of financing, will be sufficient for such purposes. Any adverse outcome of the litigation described in Note 6 to the Consolidated Financial Statements could have a material adverse affect on the Company's consolidated financial position, results of operations or liquidity. See
Note 6 to the Consolidated Financial Statements for a discussion of the Company's material contingencies.

     ALUMINUM OPERATIONS

          Kaiser has an effective shelf registration statement covering the offering from time to time of up to $150.0 million of equity securities.

          On December 31, 1997, unless either previously redeemed by Kaiser or converted at the option of the holder, each of the outstanding shares of PRIDES will mandatorily convert into one share of Kaiser's Common Stock, subject to adjustment in certain events.

          At March 31, 1997, $231.9 million (of which $73.9 million could have been used for letters of credit) was available to KACC under the KACC Credit Agreement. Loans under the KACC Credit Agreement bear interest at a premium (which varies based on the results of a financial test) over either a base rate or LIBOR, at the Company's option. During the first quarter of 1997, the average per annum interest rate was 9.75%.

          Kaiser's capital expenditures during the first quarter of 1997 were $21.8 million, which were used primarily to improve production efficiency, reduce operating costs, expand capacity at existing facilities, and construct new facilities. Kaiser's micromill facility, which was constructed in Nevada during 1996 as a demonstration and production facility, achieved operational start-up by year-end 1996. Kaiser expects that the Nevada micromill facility will be in a start-up mode for the first half of 1997 and will be able to commence limited product shipments to customers in the latter part of the year.

          Total consolidated capital expenditures (of which approximately 7% is expected to be funded by Kaiser's minority partners in certain foreign joint ventures) are expected to be between $70.0 and $140.0 million per annum in each of 1997 through 1999. Management continues to evaluate numerous projects all of which require substantial capital, including Kaiser's micromill project, the previously discussed transaction with Reynolds, and other potential opportunities both in the United States and overseas.

          In 1995, Kaiser Yellow River Investment Limited ("KYRIL"), a subsidiary of Kaiser, entered into a joint venture agreement and related agreements (the "Joint Venture Agreements") with the Lanzhou Aluminum Smelters ("LAS") of the China National Nonferrous Metals Industry Corporation (the "CNNC") relating to the formation and operation of Yellow River Aluminum Industry Company Limited, a Sino-foreign joint equity enterprise (the "Joint Venture") organized under the laws of the People's Republic of China ("PRC"). KYRIL contributed $9.0 million to the capital of the Joint Venture in July 1995. The parties to the Joint Venture are engaged in discussions concerning the future of the Joint Venture. At a meeting of the board of directors of the Joint Venture held in January 1997, the Joint Venture directors adopted a resolution that, among other things, (i) extended until June 30, 1997, discussions concerning the future of the Joint Venture, (ii) provided that KYRIL granted to LAS the right to seek a buyer to purchase KYRIL's equity interest in the Joint Venture, and
(iii) provided that if a buyer to purchase KYRIL's equity interest in the Joint Venture was not found by June 30, 1997, the Joint Venture would be terminated and dissolved. More recent negotiations between KYRIL and LAS have focused on LAS and/or the CNNC making a payment to KRYIL in return for its existing interest in the Joint Venture. However, no agreement has been reached concerning the amount of or terms for any such payment. Governmental approval in the PRC will be necessary in order to implement any arrangements agreed to by the parties, and there can be no assurance such approvals will be obtained.

          Kaiser believes that its existing cash resources, together with cash flow from operations and borrowings under the KACC Credit
Agreement, will be sufficient to satisfy its working capital and capital expenditure requirements for the next year. With respect to its long-term liquidity, Kaiser believes that its history of prior operating cash flow, together with its ability to obtain both short- and long-term financing, should provide sufficient funds to meet its long-term working capital and capital expenditure requirements.

     FOREST PRODUCTS OPERATIONS

          As of March 31, 1997, $39.1 million of borrowings was available under the Pacific Lumber Credit Agreement, of which $4.7 million was available for letters of credit and $30.0 million was restricted to timberland acquisitions. No borrowings were outstanding as of March 31, 1997, and letters of credit outstanding amounted to $10.3 million.

          MGI and its subsidiaries anticipate that cash from operations, together with existing cash, marketable securities and available sources of financing, will be sufficient to fund their working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, MGI and its subsidiaries believe that their existing cash and cash equivalents, together with their ability to generate sufficient levels of cash from operations and their ability to obtain both short- and long-term financing, should provide sufficient funds to meet their working capital and capital expenditure requirements. However, due to their highly leveraged condition, MGI and its subsidiaries (and in turn MGHI) are more sensitive than less leveraged companies to factors affecting their operations, including governmental regulation affecting their timber harvesting practices (see "--Trends" below), increased competition from other lumber producers or alternative building products and general economic conditions.

     REAL ESTATE AND OTHER OPERATIONS

          As of March 31, 1997, the Company's real estate and other subsidiaries had approximately $10.6 million available for use under the MCOP Credit Agreement. The Company believes that the existing cash and credit facilities of its real estate and other subsidiaries are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing, should provide sufficient funds to meet their working capital and capital expenditure requirements.

TRENDS

     FOREST PRODUCTS OPERATIONS

          Regulatory and Environmental Matters
          Pacific Lumber's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations of Pacific Lumber, have increased the cost of logging operations. Pacific Lumber is subject to certain pending matters described below which could have a material adverse effect on the consolidated financial position, results of operations or liquidity of Pacific Lumber, and in turn MGI and MGHI. There can be no assurance that certain pending or future governmental regulations, legislation, judicial or administrative decisions or California ballot initiatives will not have a material adverse affect on MGI and in turn MGHI.

          In May 1996, the USFWS published the Final Designation of critical habitat for the marbled murrelet, a coastal seabird, which designated over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 33,000 acres of Pacific Lumber's timberlands are included in the Final Designation, the substantial portion of such acreage being young growth timberlands. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, Pacific Lumber over the last few years has attempted to develop the Murrelet HCP. Due to, among other things, the unfavorable response of the USFWS to Pacific Lumber's initial Murrelet HCP efforts, Pacific Lumber and its subsidiaries filed the Takings Litigation alleging that certain portions of its timberlands have been "taken" and seeking just compensation. Pursuant to the Headwaters Agreement entered into by Pacific Lumber, the Company, the United States and California on September 28, 1996 as described below, the Takings Litigation has been stayed by the Court at the request of the parties.

          It is impossible for Pacific Lumber to determine the potential adverse effect of the Final Designation on its consolidated financial position, results of operations or liquidity until such time as various regulatory and legal issues are resolved; however, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on timberlands designated as critical habitat for the marbled murrelet, such effect could be materially adverse to Pacific Lumber, and in turn MGI and MGHI. If Pacific Lumber is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking. There continue to be other regulatory actions and lawsuits seeking to have other species listed as threatened or endangered under the ESA and/or the CESA and to designate critical habitat for such species. For example, the NMFS has announced that by April 25, 1997, it will make a final determination concerning whether to list the coho salmon under the ESA in northern California, including, potentially, lands owned by Pacific Lumber. It is uncertain what impact, if any, such listings and/or designations of critical habitat would have on the consolidated financial position, results of operations or liquidity of Pacific Lumber, and in turn MGI and MGHI.

          In 1994, the BOF adopted certain regulations regarding compliance with long-term sustained yield ("LTSY") objectives. These regulations require that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish a LTSY harvest level that takes into account environmental and economic considerations. Timber companies must submit an SYP which demonstrates that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that Pacific Lumber's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-ear planning period. On December 17, 1996, Pacific Lumber submitted a proposed SYP to the CDF. The proposed SYP sets forth an LTSY harvest level substantially the same as Pacific Lumber's average annual timber harvest over the last six years. The proposed SYP also indicates that Pacific Lumber's average annual timber harvest during the first decade of the SYP would approximate the LTSY harvest level. During the second decade of the proposed SYP, Pacific Lumber's average annual timber harvest would be approximately 8% less than that proposed for the first decade. The SYP, when approved, will be valid for ten years. Thereafter, revised SYPs will be prepared every decade that will address the LTSY harvest level based upon reassessment of changes in the resource base and protection of public resources.

          The proposed SYP assumes that the transactions contemplated by the Headwaters Agreement will be consummated and that the Multi-Species HCP will permit Pacific Lumber to harvest its timberlands (including over the next two decades a substantial portion of its old growth timberlands not transferred pursuant to the Headwaters Agreement) to achieve maximum sustained yield. The SYP is subject to review and approval by the CDF, and there can be no assurance that the SYP will be approved in its proposed form. Until the SYP is reviewed and approved, Pacific Lumber is unable to predict the impact that these regulations will have on its future timber harvesting practices. It is possible that the results of the review and approval process could require Pacific Lumber to reduce its timber harvest in future years from the harvest levels set forth in the proposed SYP. Pacific Lumber believes it would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands and making corresponding amendments to its SYP; however, there can be no assurance that Pacific Lumber would be able to do so, and the amount of such acquisitions would be limited by Pacific Lumber's available financial resources. Pacific Lumber is unable to predict the ultimate impact the sustained yield regulations will have on its future financial position, results of operations or liquidity.

          Various groups and individuals have filed objections with the CDF and the BOF regarding the CDF's and the BOF's actions and rulings with respect to certain of Pacific Lumber's THPs and other timber harvesting operations, and Pacific Lumber expects that such groups and individuals will continue to file such objections. In addition, lawsuits are pending or threatened which seek to prevent Pacific Lumber from implementing certain of its approved THPs or which challenge other operations by Pacific Lumber. These challenges have severely restricted Pacific Lumber's ability to harvest old growth timber on its property. To date, challenges with respect to Pacific Lumber's THPs relating to young growth timber and to its other operations have been limited; however, no assurance can be given as to the extent of such challenges in the future. Pacific Lumber believes that environmentally focused challenges to its timber harvesting and other operations are likely to occur in the future, particularly with respect to virgin and residual old growth timber. Although such challenges have delayed or prevented Pacific Lumber from conducting a portion of its operations, they have not had a material adverse effect on Pacific Lumber's consolidated financial position, results of operations or liquidity. Nevertheless, it is impossible to predict the future nature or degree of such challenges or their ultimate impact on the consolidated financial position, results of operations or liquidity of Pacific Lumber, and in turn MGI and MGHI.

          Headwaters Agreement
          On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California. The Headwaters Agreement provides the framework for the acquisition by the United States and California of the approximately 5,600 acres of Pacific Lumber's timberlands commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (collectively, "Headwaters Timberlands"). A substantial portion of the Headwaters Timberlands consist of virgin old growth timberlands. The Headwaters Timberlands would be transferred in exchange for (a) property and other consideration (possibly including cash) from the United States and California having an aggregate fair market value of $300 million and (b) approximately 7,755 acres of adjacent timberlands to be acquired by the United States and California ("Elk River Timberlands") from a third party.

          The Headwaters Agreement also provides, among other things, for expedited processing by the United States of a Permit (an incidental take permit) to be based upon a Multi-Species HCP covering (a) the Resulting Pacific Lumber Timber Property (the property Pacific Lumber will own after consummation of the Headwaters Agreement) and (b) the Headwaters Timberlands and the 1,900 acres of additional timberlands to be acquired and retained by the United States and California (both as conserved habitat). The agreement also requires expedited processing by California of an SYP covering the Resulting Pacific Lumber Timber Property.

          On December 5, 1996, the United States and California each furnished a list of properties consisting of oil and gas interests, timberlands and a variety of other real estate properties for Pacific Lumber's review and approval. Neither list was accompanied by the requisite background information, although both lists did indicate that additional information would be made available. On December 10, 1996, Pacific Lumber wrote to the United States and California, stating, among other things, that the requisite background information had not been furnished, requesting the missing information and indicating that certain of the properties did not appear to be "available," as legislative action would be required for exchange of certain of the properties. In February 1997, as permitted by the Headwaters Agreement, Pacific Lumber notified California that its presented properties were not acceptable.

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

          Closing of the Headwaters Agreement is subject to various conditions, including (a) acquisition by the government of the Elk River Timberlands from a third party, (b) approval of an SYP and a Multi-Species HCP and issuance of a Permit, each in form and substance satisfactory to Pacific Lumber, (c) the issuance by the Internal Revenue Service and the California Franchise Tax Board of closing agreements in form and substance sought by and satisfactory to the Pacific Lumber Parties, (d) the absence of a judicial decision in any litigation brought by third parties that any party reasonably believes will significantly delay or impair the transactions described in the Headwaters Agreement, and (e) the dismissal with prejudice at closing of the Takings Litigation. The parties to the Headwaters Agreement are working to satisfy these conditions; however, there can be no assurance that the Headwaters Agreement will be consummated.


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

          With respect to the In re MAXXAM Inc./Federated Shareholders Litigation described under "MAXXAM Inc. Litigation--Rancho Mirage Litigation," on April 4, 1997, the Court issued its opinion concerning the merits of the case. The Court found, among other things, that Federated and the director defendants, respectively, caused and allowed the Company and MCOP to agree to terms in the Mirada transaction which were unfair to the Company and MCOP. The Court mentioned various theories of damages which had been presented at the trial (ranging from $3.6 million to $49.4 million, which would be payable to the Company). However, the Court deferred a decision on damages, stating that it would reconsider rescission as a possible remedy and might await any appeal of its decision.

          With respect to CID No. 11356 described under "Kaiser Litigation- -DOJ Proceedings," Kaiser was informed in April 1997 that the DOJ has officially closed its investigation and will return the documents submitted by KACC.

          With respect to the Matheson action described under "Kaiser Litigation--Other Proceedings--Matheson, et al. v. Kaiser Aluminum Corporation, et al.," on March 27, 1997, the Court of Chancery signed a final order awarding $800,000 of fees and expenses to plaintiffs, dissolving the preliminary injunction, and dismissing plaintiffs' case with prejudice.

          With respect to the Marbled Murrelet action described under "Pacific Lumber Litigation," on April 18, 1997, the U.S. Ninth Circuit Court of Appeals reversed the trial court's decision which had preliminarily enjoined eight already-approved THPs to the extent they rely on the Federal Owl Plan. Pacific Lumber had previously obtained regulatory reapproval of seven of the eight THPs and confirmed with the trial court that six of those THPs were no longer subject to the preliminary injunction. This favorable ruling vacating the trial court's preliminary injunction disposes of the remainder of this case.

ITEM 5.        OTHER INFORMATION

          None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(A)       EXHIBITS:

          11        Computation of Net Income Per Common and
                    Common Equivalent Share

          27        Financial Data Schedule

(B)       REPORTS ON FORM 8-K:

          On March 12, 1997, the Company filed a Current Report on Form 8-K (under Item 5), dated March 11, 1997, concerning an agreement to amend the Headwaters Agreement to extend the period of time during which the closing conditions must be met to February 17, 1998.


                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.


                                           MAXXAM INC.




Date:  April 21, 1997           By:    /S/ PAUL N. SCHWARTZ
                                         Paul N. Schwartz
                                   Executive Vice President and
                                     Chief Financial Officer