Form 10-Q
period 1997-06-30
MAXXAM INC
filed 1997-08-04
CIK 63814

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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
Yes /X/   No /  /

 Number of shares of common stock outstanding at July 31, 1997:  8,277,847

                                MAXXAM INC.

                                   INDEX



PART I. - FINANCIAL INFORMATION                                       PAGE

     Item 1.   Financial Statements

          Consolidated Balance Sheet at June 30, 1997 and
               December 31, 1996                                      3
          Consolidated Statement of Operations for the three
               and six months ended June 30, 1997 and 1996            4
          Consolidated Statement of Cash Flows for the six
               months ended June 30, 1997 and 1996                    5
          Condensed Notes to Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         13

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      24
     Item 4.   Submission of Matters to a Vote of Security Holders    25
     Item 5.   Other Information                                      25
     Item 6.   Exhibits and Reports on Form 8-K                       26
     Signature                                                        S-1

                        MAXXAM INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)



                                                      June 30,    December 31,
                                                        1997          1996
                                                   ------------- -------------
                                                    (Unaudited)
                     ASSETS
Current assets:
     Cash and cash equivalents                     $      224.4  $      336.6
     Marketable securities                                 51.6          50.3
     Receivables:
          Trade, net of allowance for doubtful
               accounts of $4.8 and $5.2,
               respectively                               248.8         200.7
          Other                                            68.8          85.9
     Inventories                                          626.9         634.8
     Prepaid expenses and other current assets            173.3         169.1
                                                   ------------- -------------
               Total current assets                     1,393.8       1,477.4
Property, plant and equipment, net of
     accumulated depreciation of $808.9 and
     $769.5, respectively                               1,299.4       1,297.9
Timber and timberlands, net of accumulated
     depletion of $161.0 and $154.6,
     respectively                                         303.1         301.8
Investments in and advances to unconsolidated
     affiliates                                           179.6         179.5
Deferred income taxes                                     430.5         419.7
Long-term receivables and other assets                    466.3         439.4
                                                   ------------- -------------
                                                   $    4,072.7  $    4,115.7
                                                   ============= =============
      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                              $      158.3  $      201.5
     Accrued interest                                      68.9          61.5
     Accrued compensation and related benefits            147.2         158.7
     Other accrued liabilities                            154.8         154.1
     Payable to affiliates                                 92.6          98.1
     Long-term debt, current maturities                    25.5          69.6
                                                   ------------- -------------
               Total current liabilities                  647.3         743.5
Long-term debt, less current maturities                 1,915.0       1,881.9
Accrued postretirement medical benefits                   727.4         731.9
Other noncurrent liabilities                              590.7         589.4
                                                   ------------- -------------
               Total liabilities                        3,880.4       3,946.7
                                                   ------------- -------------
Commitments and contingencies

Minority interests                                        219.6         219.8

Stockholders' deficit:
     Preferred stock, $.50 par value; 12,500,000
          shares authorized; Class A $.05
          Non-Cumulative Participating
          Convertible Preferred Stock; shares
          issued: 669,701                                    .3            .3
               Common stock, $.50 par value; 28,000,000
          shares authorized; shares issued:
          10,063,359 and 10,063,885,
          respectively                                      5.0           5.0
     Additional capital                                   156.6         155.9
     Accumulated deficit                                 (153.0)       (185.6)
     Pension liability adjustment                          (5.0)         (5.1)
     Treasury stock, at cost (shares held:
          preferred - 845; common:  1,657,012
          and 1,400,112, respectively)                    (31.2)        (21.3)
                                                   ------------- -------------
               Total stockholders' deficit                (27.3)        (50.8)
                                                   ------------- -------------
                                                   $    4,072.7  $    4,115.7
                                                   ============= =============


The accompanying notes are an integral part of these financial statements.


                        MAXXAM INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)



                                           Three Months Ended           Six Months Ended
                                                June 30,                    June 30,
                                      --------------------------- ---------------------------
                                           1997          1996          1997          1996
                                      ------------- ------------- ------------- -------------
                                                            (Unaudited)
Net sales:
     Aluminum operations              $      597.1  $      567.6  $    1,144.5  $    1,098.7
     Forest products operations               76.9          71.3         143.7         131.1
     Real estate and other
          operations                          15.1          28.8          32.5          50.1
                                      ------------- ------------- ------------- -------------
                                             689.1         667.7       1,320.7       1,279.9
                                      ------------- ------------- ------------- -------------

Costs and expenses:
     Cost of sales and operations
          (exclusive of
          depreciation
          and depletion):
          Aluminum operations                489.3         476.1         950.0         909.8
          Forest products
               operations                     42.1          41.4          80.1          74.5
          Real estate and other
               operations                      8.9          23.4          18.9          40.3
     Selling, general and
          administrative expenses             47.2          49.5          91.7          94.2
     Depreciation and depletion               29.2          31.3          58.6          61.9
     Restructuring of aluminum
          operations                          19.7            --          19.7            --
                                      ------------- ------------- ------------- -------------
                                             636.4         621.7       1,219.0        1,180.7
                                      ------------- ------------- ------------- -------------

Operating income                              52.7          46.0         101.7           99.2
Other income (expense):
     Investment, interest and other
          income                               5.3          10.2          16.2          15.5
     Interest expense                        (52.9)        (45.6)       (106.0)        (90.7)
                                      ------------- ------------- ------------- -------------
Income before income taxes and
     minority interests                        5.1          10.6          11.9          24.0
Credit for income taxes                       30.2           9.1          27.5           4.1
Minority interests                            (3.4)         (2.8)         (6.8)         (5.4)
                                      ------------- ------------- ------------- -------------
Net income                            $       31.9  $       16.9  $       32.6  $       22.7
                                      ============= ============= ============= =============

Net income per common and common
     equivalent share                 $       3.43  $       1.78  $       3.48  $       2.40
                                      ============= ============= ============= =============



The accompanying notes are an integral part of these financial statements.


                        MAXXAM INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN MILLIONS OF DOLLARS)



                                                            Six Months Ended
                                                                June 30,
                                                      ---------------------------
                                                           1997          1996
                                                      ------------- -------------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                       $       32.6  $       22.7
     Adjustments to reconcile net income to net
          cash used for operating activities:
          Depreciation and depletion                          58.6          61.9
          Restructuring of aluminum operations                19.7             -
          Net sales (purchases) of marketable
               securities                                      5.3           8.6
          Minority interests                                   6.8           5.4
          Amortization of deferred financing costs
               and discounts on long-term debt                12.4          10.6
          Equity in (earnings) loss of
               unconsolidated affiliates, net of
               dividends received                             10.5          (7.9)
          Increase (decrease) in cash resulting
               from changes in:
               Receivables                                   (37.0)         39.5
               Payable to affiliates and other
                    liabilities                              (48.5)        (34.1)
               Inventories                                     2.8         (26.7)
               Accrued interest                                8.0           (.2)
               Prepaid expenses and other assets             (20.8)        (21.4)
               Accounts payable                              (43.1)        (21.8)
               Accrued and deferred income taxes              (6.2)        (13.3)
          Other                                               (3.5)           .4
                                                      ------------- -------------
               Net cash provided by (used for)
                    operating activities                      (2.4)         23.7
                                                      ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from disposition of property and
          investments                                         26.5           8.2
     Capital expenditures                                    (83.7)        (63.8)
     Investment in subsidiaries and joint ventures            (7.1)         (1.6)
     Other                                                    (2.6)         (1.3)
                                                      ------------- -------------
               Net cash used for investing
                    activities                               (66.9)        (58.5)
                                                      ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit
          agreements                                          30.0          66.5
     Proceeds from issuance of long-term debt                 19.0           4.3
     Redemptions, repurchases and principal
          payments on long-term debt                         (65.3)        (15.4)
     Dividends paid to Kaiser's minority preferred
          stockholders                                        (4.2)         (4.2)
     Redemption of preference stock                           (2.0)         (5.1)
     Restricted cash deposits                                (10.1)           --
     Treasury stock repurchases                               (9.9)           --
     Other                                                     (.4)          3.4
                                                      ------------- -------------
               Net cash provided by (used for)
                    financing activities                     (42.9)         49.5
                                                      ------------- -------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                            (112.2)         14.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             336.6         104.2
                                                      ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $      224.4  $      118.9
                                                      ============= =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest       $       85.6  $       80.2
     Income taxes paid                                         9.3          18.3
     Capital spending excluded from investing
          activities                                           9.7            --




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

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1997, the consolidated results of operations for the three and six months ended June 30, 1997 and 1996 and consolidated cash flows for the six months ended June 30, 1997 and 1996. Certain reclassifications of prior period information have been made to conform to the current presentation.

2.        INVENTORIES

          Inventories consist of the following:




                                                   June 30,    December 31,
                                                     1997          1996
                                                ------------- -------------
Aluminum Operations:
     Finished fabricated aluminum products      $       119.4 $       113.5
     Primary aluminum and work in process               189.8         200.3
     Bauxite and alumina                                125.7         110.2
     Operating supplies and repair and
          maintenance parts                             129.6         138.2
                                                ------------- -------------
                                                        564.5         562.2
                                                ------------- -------------
Forest Products Operations:
     Lumber                                              50.8          55.8
     Logs                                                11.6          16.8
                                                ------------- -------------
                                                         62.4          72.6
                                                ------------- -------------
                                                $       626.9 $       634.8
                                                ============= =============



3.        RESTRICTED CASH

          Long-term receivables and other assets include restricted cash in the amount of $39.9 and $30.0 at June 30, 1997 and December 31, 1996, respectively. Such restricted cash primarily represents the amount held by the trustee under the indenture governing the Timber Notes.



4.        LONG-TERM DEBT

          Long-term debt consists of the following:



                                                  June 30,    December 31,
                                                    1997          1996
                                               ------------- -------------
     14% MAXXAM Senior Subordinated Reset
          Notes due May 20, 2000               $         --  $       25.0
     12-1/2% MAXXAM Subordinated Debentures
          due December 15, 1999, net of
          discount                                       --          17.6
     12% MGHI Senior Secured Notes due
          August 1, 2003                              130.0         130.0
     11-1/4% MGI Senior Secured Notes due
          August 1, 2003                              100.0         100.0
               12-1/4% MGI Senior Secured Discount
          Notes due August 1, 2003, net of
          discount                                    110.6         104.2
     10-1/2% Pacific Lumber Senior Notes due
          March 1, 2003                               235.0         235.0
     7.95% Scotia Pacific Timber
          Collateralized Notes due July 20,
          2015                                        327.4         336.1
     KACC Credit Agreement                             30.0            --
     10-7/8% KACC Senior Notes due October
          15, 2006, including premium                 225.8         225.9
     9-7/8% KACC Senior Notes due February
          15, 2002, net of discount                   224.1         224.0
     12-3/4% KACC Senior Subordinated Notes
          due February 1, 2003                        400.0         400.0
     Alpart CARIFA Loans                               60.0          60.0
     Other aluminum operations debt                    65.5          52.0
     Other notes and contracts, primarily
          secured by receivables, buildings,
          real estate and equipment                    32.1          41.7
                                               ------------- -------------
                                                    1,940.5       1,951.5
                    Less: current maturities          (25.5)        (69.6)
                                               ------------- -------------
                                               $    1,915.0  $    1,881.9
                                               ============= =============




5.        PER SHARE INFORMATION

          Per share calculations are based on the weighted average number of common shares outstanding in each period and, if dilutive, weighted average common equivalent shares assumed to be issued from the exercise of common stock options based upon the average price of the Company's common stock during the period.

          New Accounting Pronouncement
          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, primary earnings per share ("Primary EPS") will be replaced by basic earnings per share ("Basic EPS"), and fully diluted earnings per share ("Fully Diluted EPS") will be replaced by diluted earnings per share ("Diluted EPS"). Basic EPS differs from Primary EPS in that it only includes the weighted average impact of outstanding shares of the Company's common stock (i.e., it excludes common stock equivalents, the dilutive effect of options, etc.). Diluted EPS is substantially similar to Fully Diluted EPS. The provisions of SFAS No. 128 will result in the retroactive restatement of previously reported Primary EPS and Fully Diluted EPS figures. SFAS No. 128 is effective for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The following table shows Basic and Diluted EPS on a pro forma basis. Pro forma Diluted EPS is the same as the amounts reported previously for Primary and Fully Diluted EPS.

                                              Three Months Ended           Six Months Ended
                                                   June 30,                    June 30,
                                         --------------------------- ---------------------------
                                              1997          1996          1997          1996
                                         ------------- ------------- ------------- -------------
Basic EPS                                $        3.74 $        1.94 $        3.79 $        2.61
Diluted EPS                                       3.43          1.78          3.48          2.40




6.        CREDIT FOR INCOME TAXES

          The Company's credit for income taxes differs from the federal statutory rate due principally to (i) the revision of prior years' tax estimates and other changes in valuation allowances, (ii) percentage depletion, and (iii) foreign, state and local taxes, net of related federal tax benefits. Revision of prior years' tax estimates includes amounts for the reversal of reserves which the Company no longer believes are necessary. Generally, the reversal of reserves relate to the expiration of the relevant statute of limitations with respect to certain income tax returns, or the resolution of specific income tax matters with the relevant tax authorities. The credit for income taxes for the second quarter of 1997 and 1996 includes a benefit of $32.1 and $13.4, respectively, relating to the reversal of reserves the Company no longer believes are necessary.

7.        CONTINGENCIES

          Environmental Contingencies
          Kaiser and KACC are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of such environmental laws and regulations, and to claims and litigation based upon such laws. KACC currently is subject to a number of lawsuits under CERCLA and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

          Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At June 30, 1997, the balance of such accruals, which are primarily included in other noncurrent liabilities, was $31.9. These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology and Kaiser's assessment of the likely remediation actions to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $9.0 for the years 1997 through 2001 and an aggregate of approximately $6.0 thereafter.

          As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. Kaiser believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $23.0 and that, subject to further regulatory review and approval, the factors upon which a substantial portion of this estimate is based are expected to be resolved during 1997. While uncertainties are inherent in the final outcome of these environmental matters, and it is impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

          Asbestos Contingencies
          KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 20 years. At June 30, 1997, the number of such claims pending was approximately 74,300 as compared with 71,100 at December 31, 1996. In 1996, approximately 21,100 of such claims were received and 9,700 were settled or dismissed. During the quarter and six months ended June 30, 1997, approximately 3,000 and 5,600 of such claims were received and 1,200 and 2,400 of such claims were settled or dismissed, respectively.

          Based on past experience and reasonably anticipated future activity, Kaiser has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed through 2008. There are inherent uncertainties involved in estimating asbestos-related costs, and Kaiser's actual costs could exceed or be less than these estimates. Kaiser's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an estimated asbestos-related cost accrual of $157.3, before consideration of insurance recoveries, is included primarily in other noncurrent liabilities at June 30, 1997. While Kaiser does not believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial. Kaiser estimates that annual future cash payments in connection with such litigation will be approximately $13.0 to $20.0 for each of the years 1997 through 2001, and an aggregate of approximately $81.0 thereafter.

          Kaiser believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. Claims for recovery from some of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from the insurance carriers. The timing and amount of ultimate recoveries from these insurance carriers are dependent upon the resolution of these disputes. Kaiser believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Thelen, Marrin, Johnson & Bridges LLP with respect to applicable insurance coverage law relating to the terms and conditions of these policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $131.8, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in long-term receivables and other assets at June 30, 1997.

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

          OTS Contingency and Related Matters
          On December 26, 1995, the OTS initiated formal administrative proceedings against the Company and others by filing the Notice. The Notice alleges misconduct by the Company, Federated, Mr. Charles Hurwitz and others (the "respondents") with respect to the failure of USAT, a wholly owned subsidiary of UFG. The Notice claims that the Company was a savings and loan holding company, that with others it controlled USAT, and that it was therefore obligated to maintain the net worth of USAT. The Notice makes numerous other allegations against the Company and the other respondents, including, among other things, allegations that through USAT it was involved in prohibited transactions with Drexel, Burnham, Lambert Inc. The OTS, among other things, seeks unspecified damages in excess of $138.0 from the Company and Federated, civil money penalties and a removal from, and prohibition against the Company and the other respondents engaging in, the banking industry. The hearing on the merits is scheduled to commence on September 22, 1997 and conclude on December 19, 1997.

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

8.        DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

          At June 30, 1997, the net unrealized loss, including unamortized net option premiums, on KACC's position in aluminum forward sales and option contracts, (based on an average price of $1,621 per ton ($.74 per pound) of primary aluminum), natural gas and fuel oil forward purchase and option contracts, and forward foreign exchange contracts, was approximately $13.6.

          Alumina and Aluminum
          Kaiser's earnings are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical fluctuations. During the period January 1, 1993 through June 30, 1997, the average Midwest United States transaction price for primary aluminum has ranged from approximately $.50 to $1.00 per pound. Alumina prices as well as fabricated aluminum product prices (which vary considerably among products) are significantly influenced by changes in the price of primary aluminum but generally lag behind primary aluminum price changes by up to three months.

          From time to time in the ordinary course of business, KACC enters into hedging transactions to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by KACC to effectively lock-in or fix the price that KACC will receive for its shipments. KACC also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for KACC's anticipated sales, and/or (iii) to permit KACC to realize possible upside price movements. As of June 30, 1997, KACC had sold forward, at fixed prices, approximately 34,500, 93,600 and 24,000 tons of primary aluminum with respect to 1997, 1998 and 1999, respectively. As of June 30, 1997, KACC had also purchased put options to establish a minimum price for approximately 91,100 and 52,000 tons with respect to 1997 and 1998, respectively, and had entered into option contracts that established a price range for an additional 78,000, 231,600 and 124,500 tons for 1997, 1998 and 1999, respectively.

          As of June 30, 1997, KACC had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 1997, 1998 and 1999 at prices indexed to future prices of primary aluminum.

          Energy
          KACC is exposed to energy price risk from fluctuating prices for fuel oil and natural gas consumed in the production process. Accordingly, KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of June 30, 1997, KACC had a combination of fixed price purchase and option contracts for the purchase of approximately 40,000 MMBtu of natural gas per day during 1997, and for 25,000 MMBtu of natural gas per day for 1998. As of June 30, 1997, KACC also held a combination of fixed price purchase and option contracts for an average of 216,000, 222,000 and 25,000 barrels of fuel oil per month for 1997, 1998 and 1999, respectively.

          Foreign Currency
          KACC enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At June 30, 1997, KACC had net forward foreign exchange contracts totaling approximately $147.8 for the purchase of 192.0 Australian dollars from July 1997 through December 1998, in respect of its commitments for 1997 and 1988 expenditures denominated in Australian dollars. At June 30, 1997, Kaiser also held options to purchase approximately 20.0 Australian dollars over the last six months of 1997.

9.        RESTRUCTURING OF OPERATIONS

          Kaiser has previously disclosed that it set a goal of achieving significant cost reductions and other profit improvements with the full effect planned to be realized in 1998. The initiative is based on Kaiser's conclusion that the current level of performance of its existing facilities and businesses will not achieve the level of profits Kaiser considers satisfactory based upon historic long-term average prices for primary aluminum and alumina. During the second quarter of 1997, Kaiser recorded a $19.7 restructuring charge to reflect actions taken and plans put in place to achieve the reduced production costs, decreased corporate selling, general and administrative expenses, and enhanced product mix intended to achieve this goal. The significant components of the restructuring charge are enumerated below.

          Erie Plant Disposition
          During the second quarter of 1997, Kaiser formed a joint venture with a third party related to the assets and liabilities associated with the wheel manufacturing operations at its Erie, Pennsylvania, fabrication plant. The KACC Credit Agreement was amended to provide for the formation of the new entity. Kaiser's management subsequently decided to close the remainder of the Erie plant in order to consolidate its aluminum forging operations at two other facilities for increased efficiency. As a result of the joint venture formation and plant closure, Kaiser recognized a net pre-tax loss of approximately $1.4.

          Other Asset Dispositions
          As a part of Kaiser's profit enhancement and cost reduction initiative, Kaiser's management made decisions regarding product rationalization and geographical optimization, which led management to decide to dispose of certain assets which had nominal operating contribution. These strategic decisions resulted in Kaiser recognizing a pre-tax charge for approximately $15.6 associated with such asset dispositions.

          Employee and Other Costs
          As a part of Kaiser's profit enhancement and cost reduction initiative, Kaiser's management concluded that certain corporate and other staff functions could be consolidated or eliminated resulting in a pre-tax charge of approximately $2.7 for benefit and other costs.

10.  COMPLETED ACQUISITION

          During June 1997, Kaiser Bellwood Corporation, a newly formed, wholly owned subsidiary of KACC, completed the acquisition of Reynolds Metals Company's Bellwood, Virginia, extrusion plant and its existing inventories for a total purchase price of $44.1, consisting of cash payments of $40.1 and the assumption of approximately $4.0 of employee related and other liabilities. The purchase price is subject to certain post-closing adjustments.

          The KACC Credit Agreement was amended in June 1997, to provide for the acquisition of the Bellwood facility. Additionally, upon completion of the transaction, Kaiser Bellwood Corporation became a subsidiary guarantor under the indentures in respect of KACC's 9-7/8% Senior Notes due 2002, 10-7/8% Series B and Series D Senior Notes due 2006, and 12-3/4% Senior Subordinated Notes due 2003.

                                MAXXAM INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in several places in this Form 10-Q. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This section and the Company's Form 10-K identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

          Profit Enhancement and Cost Reduction Initiative
          Kaiser has previously disclosed that it has set a goal of achieving significant cost reductions and other profit improvements with the full effect planned to be realized in 1998. The initiative is based on Kaiser's conclusion that the current level of performance of its existing facilities and businesses will not achieve the level of profits Kaiser considers satisfactory based upon historic long-term average prices for primary aluminum and alumina. During the second quarter of 1997, Kaiser recorded a $19.7 million restructuring charge to reflect actions taken and plans put in place to achieve the reduced production costs, decreased corporate selling, general and administrative expenses, and enhanced product mix intended to achieve this goal. The significant components of the restructuring charge are discussed in Note 9 of the Notes to Interim Consolidated Financial Statements.

          Recent Events
          During June 1997, Kaiser Bellwood Corporation, a newly formed, wholly owned subsidiary of KACC, completed the acquisition of Reynolds Metals Company's Bellwood, Virginia, extrusion plant and its existing inventories for a total purchase price of $44.1, subject to certain post-closing adjustments. See Note 10 of Notes to Interim Consolidated Financial Statements.

          Summary
          The following table presents selected operational and financial information for the three and six months ended June 30, 1997 and 1996. The information presented in the table is in millions of dollars except shipments and prices, and intracompany shipments have been excluded.



                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                       --------------------------- ---------------------------
                                            1997          1996          1997          1996
                                       ------------- ------------- ------------- -------------
Shipments: (1)
     Alumina                                   492.3         431.9         877.8         908.1
     Aluminum products:
          Primary aluminum                      82.0         100.0         160.5         174.8
          Fabricated aluminum
               products                        100.4          85.1         194.3         162.3
                                       ------------- ------------- ------------- -------------
               Total aluminum
                    products                   182.4         185.1         354.8         337.1
                                       ============= ============= ============= =============
Average realized sales price:
     Alumina (per ton)                 $         196 $         207 $         193 $         208
     Primary aluminum (per pound)                .75           .69           .75           .71

Net sales:
     Bauxite and alumina:
          Alumina                      $        96.5 $        89.5 $       169.7 $       188.5
          Other (2) (3)                         26.5          27.0          53.1          51.4
                                       ------------- ------------- ------------- -------------
               Total bauxite and
                    alumina                    123.0         116.5         222.8         239.9
                                       ------------- ------------- ------------- -------------
     Aluminum processing:
          Primary aluminum                     135.3         153.1         264.5         272.2
          Fabricated aluminum
               products                        334.5         294.1         648.9         579.0
          Other (3)                              4.3           3.9           8.3           7.6
                                       ------------- ------------- ------------- -------------
               Total aluminum
                    processing                 474.1         451.1         921.7         858.8
                                       ------------- ------------- ------------- -------------
                    Total net sales    $       597.1 $       567.6 $     1,144.5 $     1,098.7
                                       ============= ============= ============= =============
Operating income(4)                    $        36.7 $        38.1 $        69.5 $        79.9
                                       ============= ============= ============= =============

Income before income taxes and
     minority interests                $         5.4 $        16.3 $        13.3 $        35.1
                                       ============= ============= ============= =============
Capital expenditures                   $        47.0 $        31.9 $        68.8 $        51.9
                                       ============= ============= ============= =============



---------------

(1) Shipments are expressed in thousands of metric tons. A metric ton is equivalent to 2,204.6 pounds.
(2)  Includes net sales of bauxite.
(3) Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.
(4) Includes a pre-tax charge of $19.7 related to restructuring of operations for both the quarter and six month period ended June 30, 1997.


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

          During the first half of 1996, the AMT Price for primary aluminum remained relatively stable in the $.70-$.75 per pound range. During the second half of the year the AMT Price for primary aluminum fell, reaching a low of $.65 per pound for October 1996, before recovering late in the year. During the period 1993-June 30, 1997, the AMT Price for primary aluminum ranged from approximately $.50 to $1.00 per pound. The AMT Price for primary aluminum for the week ended July 25, 1997, was approximately $.78 per pound.

          Net Sales - Bauxite and Alumina
          Net sales of alumina increased by 8% for the quarter ended June 30, 1997, from the comparable period in the prior year, as a result of a 14% increase in alumina shipments offset by a 5% decline in average realized prices from the sale of alumina. Shipment volumes were up as compared to the quarter ended June 30, 1996, primarily as a result of the timing of shipments. For the six month period ended June 30, 1997, net segment sales declined by 7%. This change was due primarily to a 7% decrease in average realized prices between periods and to a lesser extent due to a 3% reduction in shipments.

          Net Sales - Aluminum Processing
          Net sales of primary aluminum for the quarter ended June 30, 1997, decreased by 12% from the comparable prior year period as a result of an 18% decrease in shipments offset by an 8% increase in average realized prices. The decrease in primary aluminum shipments between periods is the result of the higher than usual shipments in the second quarter of 1996. Net sales of fabricated aluminum products for the quarter ended June 30, 1997, were up 14% as compared to the prior year period as a result of an 18% increase in shipments offset by a 4% decrease in average realized prices. The increase in fabricated aluminum product shipments over the second quarter of 1996 was due to increased international sales of can sheet and increased shipments of heat-treated products.

          For the six month period ended June 30, 1997, net sales for the aluminum processing segment increased by approximately 7% as a 12% increase in fabricated aluminum product net sales more than offset a 3% decline in net sales of primary aluminum. The increase in fabricated product net sales, and offsetting decrease in primary aluminum net sales, resulted from the same shipment and price factors discussed in the preceding paragraph.

          Operating Income
          Operating income for the three and six months ended June 30, 1997 included a $19.7 million charge resulting from the previously discussed restructuring charge. Excluding this item, operating income increased as a result of improved operating efficiencies and reduced raw material, energy and supply costs. In addition, operating income for the three and six months ended June 30, 1997 included $2.3 million and $5.2 million related to the settlement of certain energy service contracts.

     FOREST PRODUCTS OPERATIONS

          The Company's forest products operations are conducted by MGI through its principal operating subsidiaries. MGI's business is seasonal in that the forest products business generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and six months ended June 30, 1997 and 1996. The information presented in the table is in millions of dollars except shipments and prices.



                                         Three Months Ended           Six Months Ended
                                              June 30,                    June 30,
                                    --------------------------- ---------------------------
                                         1997          1996          1997          1996
                                    ------------- ------------- ------------- -------------
Shipments:
     Lumber: (1)
          Redwood upper grades               13.3          12.9          26.3          23.3
          Redwood common grades              67.6          60.8         124.8         118.1
          Douglas-fir upper
               grades                         2.5           2.8           5.0           5.0
          Douglas-fir common
               grades                        17.1          18.6          36.5          37.9
          Other                               4.9           8.4           8.8          10.3
                                    ------------- ------------- ------------- -------------
               Total lumber                 105.4         103.5         201.4         194.6
                                    ============= ============= ============= =============
     Logs (2)                                 4.1           5.7           6.6          11.6
                                    ============= ============= ============= =============
     Wood chips (3)                          62.1          52.4         122.3         101.4
                                    ============= ============= ============= =============
Average sales price:
     Lumber: (4)
          Redwood upper grades      $       1,423 $       1,392 $       1,373 $       1,389
          Redwood common grades               546           525           527           504
          Douglas-fir upper
               grades                       1,153         1,158         1,181         1,156
          Douglas-fir common
               grades                         497           438           491           407
     Logs (4)                                 359           544           404           505
     Wood chips (5)                            76            67            76            77

Net sales:
     Lumber, net of discount        $        68.7 $        63.5 $       127.7 $       115.4
     Logs                                     1.5           3.0           2.7           5.8
     Wood chips                               4.7           3.5           9.2           7.8
     Cogeneration power                       1.2            .9           2.2           1.3
     Other                                     .8            .4           1.9            .8
                                    ------------- ------------- ------------- -------------
               Total net sales      $        76.9 $        71.3 $       143.7 $       131.1
                                    ============= ============= ============= =============
Operating income                    $        24.5 $        19.3 $        43.3 $        35.9
                                    ============= ============= ============= =============
Operating cash flow (6)             $        31.1 $        26.3 $        56.5 $        49.4
                                    ============= ============= ============= =============
Income before income taxes          $         9.5 $         2.7 $         9.8 $         3.3
                                    ============= ============= ============= =============
Capital expenditures                $        10.0 $         3.1 $        12.4 $         5.9
                                    ============= ============= ============= =============



---------------

(1)  Lumber shipments are expressed in millions of board feet.
(2)  Log shipments are expressed in millions of feet, net Scribner scale.
(3) Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(4)  Dollars per thousand board feet.
(5)  Dollars per bone dry unit.
(6) Operating income before depletion and depreciation, also referred to as "EBITDA."


          Net sales
          Net sales for the quarter ended June 30, 1997 increased from the comparable prior year quarter due to higher average realized prices for common grade redwood and Douglas-fir lumber and higher volumes of common grade redwood lumber. This improvement was partially offset by lower volumes in most other categories of lumber. In addition to these factors, net sales for the six months ended June 30, 1997 increased from the comparable prior year period due to higher volumes for upper grade redwood lumber.

          Operating income
          Operating income for the three and six months ended June 30, 1997 increased from the comparable prior year periods, principally due to the increase in net sales discussed above.

          Income before income taxes and minority interests
          Income before income taxes for the three and six months ended June 30, 1997 increased from the comparable 1996 periods principally due to higher operating income discussed above.

     REAL ESTATE AND OTHER OPERATIONS


                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                       --------------------------- ---------------------------
                                            1997          1996          1997          1996
                                       ------------- ------------- ------------- -------------
                                                       (In millions of dollars)
Net sales                              $       15.1  $       28.8  $       32.5  $       50.1
Operating loss                                 (1.8)         (1.0)         (1.4)         (2.7)
Income (loss) before income taxes
     and minority interests                    (1.3)          2.0           1.8           1.2




          Net sales
          Net sales decreased for the three and six months ended June 30, 1997 from the same periods in 1996 primarily due to lower revenues from resort and commercial operations reflecting various asset dispositions during 1996 and the first quarter of 1997 and a decrease in real property sales.

          Operating loss
          The operating loss increased for the second quarter of 1997 from the same period in 1996 primarily due to lower earnings from the decrease in sales of real property. The operating loss decreased for the six months ended June 30, 1997 from the same period in 1996 principally due to improvements attributable to SHRP, Ltd. as well as a bulk land sale at the Fountain Hills development in Arizona.

          Income (loss) before income taxes and minority interests
          The Company's real estate and other operations had a loss before income taxes and minority interests for the second quarter of 1997 as compared to income for the same period in 1996. For the six months ended June 30, 1997, income before income taxes and minority interests increased from the same period in 1996. These changes were due in part to the change in operating loss between periods discussed above. In addition, investment, interest and other income for the three and six month periods ended June 30, 1997 decreased over the comparable prior year periods due to lower gains from sales of RTC Portfolio assets.

     OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS



                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                       --------------------------- ---------------------------
                                            1997          1996          1997          1996
                                       ------------- ------------- ------------- -------------
                                                       (In millions of dollars)
Operating loss                         $       (6.7) $      (10.4) $       (9.7) $      (13.9)
Loss before income taxes and
     minority interests                        (8.5)        (10.4)        (13.0)        (15.6)




          Operating loss
          The operating losses represent corporate general and administrative expenses that are not allocated to the Company's industry segments. The operating loss for the second quarter of 1997 and the six months ended June 30, 1997 decreased from the same periods in 1996 principally due to lower accruals for certain legal contingencies.

          Loss before income taxes and minority interests
          The loss before income taxes and minority interests includes operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, that are not attributable to the Company's industry segments. The losses for the second quarter of 1997 and the six months ended June 30, 1997 decreased from the same periods in 1996, principally due to lower operating losses described above and higher earnings from marketable securities. These improvements were partially offset by an increase in interest expense due to MGHI's December 1996 borrowing of $130.0 million.

          Minority interests
          Minority interests represent the minority stockholders' interest in the Company's aluminum operations and minority partners' interest in SHRP, Ltd.

          Credit for income taxes
          The Company's credit for income taxes include non-recurring, non-cash tax benefits of $32.1 million and $13.4 million for the three months ended June 30, 1997 and 1996, respectively, relating to the settlement of certain matters.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

     Parent Company and MGHI

          The various credit instruments of MGHI, KACC, MGI, Pacific Lumber and Scotia Pacific contain various covenants which, among other things, limit the ability of such entities to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. As of June 30, 1997, $1.9 million dividends could be paid by MGHI and $2.7 million of dividends could be paid by MGI. Pursuant to the terms of the KACC Credit Agreement, Kaiser is prohibited from paying any dividends with respect to its common stock. The most restrictive covenants governing debt of the Company's real estate and other subsidiaries would not restrict payment to the Company of all nonrestricted cash and unused borrowing availability for such subsidiaries (approximately $9.9 million could be paid as of June 30, 1997).

          In January 1997, the Company used the proceeds from the Intercompany Note to redeem its 12-1/2% Subordinated Debentures and 14% Senior Subordinated Reset Notes together with accrued interest thereon, for $43.3 million.

          Kaiser has an effective shelf registration statement covering the offering of up to 10 million shares of Kaiser common stock owned by the Company.

          The Company has stated that from time to time it may purchase its common stock on national exchanges or in privately negotiated transactions. During the period from January 1, 1997 through July 31, 1997, the Company purchased 385,400 shares of its common stock in the open market.

          As of June 30, 1997, the Company (excluding its subsidiaries) had cash and marketable securities of approximately $119.1 million. The Company believes that its existing resources, together with the cash available from subsidiaries and other sources of financing, will be sufficient to fund its working capital requirements for the next year.
With respect to its long-term liquidity, the Company believes that its existing cash and cash resources, together with the cash proceeds from the sale of assets and distributions from its subsidiaries should be sufficient to meet its working capital requirements. However, there can be no assurance that the Company's cash resources, together with the cash proceeds from the sale of assets, distributions from its subsidiaries and other sources of financing, will be sufficient for such purposes. Any substantially adverse outcome of the litigation described in Note 7 to the Consolidated Financial Statements could have a material adverse affect on the Company's consolidated financial position, results of operations or liquidity. See Note 7 to the Consolidated Financial Statements for a discussion of the Company's material contingencies.

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

          At June 30, 1997, Kaiser had long-term debt of $1,005.4 million, compared with $961.9 million at December 31, 1996. The change in long-term debt between periods is primarily the result of $30.0 million of borrowings under the KACC Credit Agreement and $19.0 million of proceeds from the Spokane County, Washington, Solid Waste Disposal Revenue Bonds which were loaned to KACC to finance certain qualifying capital expenditures at its Mead smelter.

          At June 30, 1997, $243.8 million (of which $73.8 million could have been used for letters of credit) was available to KACC under the KACC Credit Agreement. Loans under the KACC Credit Agreement bear interest at a spread (which varies based on the results of a financial test) over either a base rate or LIBOR, at Kaiser's option. During the three and six months ended June 30,1997, the average per annum interest rates on loans outstanding under the KACC Credit Agreement were approximately 9.5% and 9.6%, respectively.

          During the quarter ended June 30, 1997, the KACC Credit Agreement was amended to provide for the formation of the wheel manufacturing joint venture and the acquisition of the Bellwood facility. Additionally, upon completion of the acquisition of the Bellwood facility, Kaiser Bellwood Corporation became a subsidiary guarantor under the indentures to KACC's 9-7/8% Senior Notes due 2002, 10-7/8% Series B and Series D Senior Notes due 2006 and 12-3/4% Senior Subordinated Notes due 2003.

          Kaiser's capital expenditures during the three and six months ended June 30, 1997, were $47.0 million and $68.8 million, respectfully, and were used primarily to acquire the Bellwood extrusion facility from Reynolds, improve production efficiency, reduce operating costs, expand capacity at existing facilities, and construct new facilities. Kaiser's micromill facility, which was constructed in Nevada during 1996 as a demonstration and production facility, achieved operational start-up by year-end 1996. The facility remained in a start-up mode during the first half of 1997 and is currently expected to commence limited product shipments to customers in the latter part of the year.

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

          Kaiser Yellow River Investment Limited ("KYRIL"), a subsidiary of Kaiser, is a participant in Yellow River Aluminum Industry Company Limited, a Sino-foreign joint equity enterprise (the "Joint Venture") organized under the laws of the People's Republic of China ("PRC") along with the Lanzhou Aluminum Smelters ("LAS") of the China National Nonferrous Metals Industry Corporation (the "CNNC"). The parties to the Joint Venture are currently engaged in discussions concerning the future of the Joint Venture. In a June 1997 meeting, representatives of the Company and the CNNC agreed to extend the Joint Venture termination date from June 30, 1997 to March 31, 1998. Negotiations between KYRIL, LAS and the CNNC continue to focus on a sale of KYRIL's interests to a third party or LAS and/or the CNNC making a payment to KYRIL in return for its existing interests in the Joint Venture. However, no agreement has been reached concerning the amount of or terms for any such payments. Governmental approval in the PRC will be necessary in order to implement any arrangements agreed to by the parties, and there can be no assurance such approval will be obtained.

          Kaiser believes that its existing cash resources, together with cash flow from operations and borrowings under the KACC Credit Agreement, will be sufficient to satisfy its working capital and capital expenditure requirements for the next year. With respect to its long-term liquidity, Kaiser believes that operating cash flow, together with its ability to obtain both short- and long-term financing, should provide sufficient funds to meet its long-term working capital and capital expenditure requirements.

     Forest products operations

          As of June 30, 1997, $27.1 million of borrowings was available under the Pacific Lumber Credit Agreement, of which $3.5 million was available for letters of credit and $23.6 million was restricted to timberland acquisitions. As of June 30, 1997, $6.4 million was outstanding and letters of credit outstanding amounted to $16.2 million.

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

     Real Estate and Other Operations

          As of June 30, 1997, the Company's real estate and other subsidiaries had approximately $7.4 million available for use under the MCOP Credit Agreement. The Company believes that the existing cash and credit facilities of its real estate and other subsidiaries are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing, should provide sufficient funds to meet their working capital and capital expenditure requirements.

TRENDS

     Forest Products Operations

          Regulatory and Environmental Matters
          Pacific Lumber's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations of Pacific Lumber, have increased the cost of logging operations. Pacific Lumber is subject to certain pending matters described below which could have a material adverse effect on the consolidated financial position, results of operations or liquidity of Pacific Lumber, and in turn MGI and MGHI. There can be no assurance that certain pending or future governmental regulations, legislation, judicial or administrative decisions or California ballot initiatives will not have a material adverse affect on Pacific Lumber, and in turn MGI and MGHI.

          In May 1996, the USFWS published the Final Designation of critical habitat for the marbled murrelet, a coastal seabird, which designated over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 33,000 acres of Pacific Lumber's timberlands are included in the Final Designation, the substantial portion of such acreage being young growth timberlands. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, Pacific Lumber attempted to develop the Murrelet HCP.
Due to, among other things, the unfavorable response of the USFWS to Pacific Lumber's initial Murrelet HCP efforts, Pacific Lumber and its subsidiaries filed the Takings Litigation alleging that certain portions of its timberlands had been "taken" and seeking just compensation. Pursuant to the Headwaters Agreement entered into by Pacific Lumber, the Company, the United States and California on September 28, 1996 as described below, the Takings Litigation has been stayed by the Court at the request of the parties.

          It is impossible for Pacific Lumber to determine the potential adverse effect of the Final Designation on its consolidated financial position, results of operations or liquidity until such time as various regulatory and legal issues are resolved; however, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on timberlands designated as critical habitat for the marbled murrelet, such effect could be materially adverse to Pacific Lumber, and in turn MGI and MGHI. If Pacific Lumber is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking. There continue to be other regulatory actions and lawsuits seeking to have other species listed as threatened or endangered under the ESA and/or the CESA and to designate critical habitat for such species. For example, on April 25, 1997 the NMFS announced the listing of the coho salmon under the ESA in northern California, including, potentially, lands owned by Pacific Lumber. It is uncertain what impact, if any, such listings and/or designations of critical habitat would have on the consolidated financial position, results of operations or liquidity of Pacific Lumber, and in turn MGI and MGHI.

          In 1994, the BOF adopted certain regulations regarding compliance with long-term sustained yield ("LTSY") objectives. These regulations require that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish a LTSY harvest level that takes into account environmental and economic considerations. Timber companies must submit an SYP demonstrating that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that their projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. On December 17, 1996, Pacific Lumber submitted a proposed SYP to the CDF. The proposed SYP sets forth an LTSY harvest level substantially the same as Pacific Lumber's average annual timber harvest over the last six years.
The proposed SYP also indicates that Pacific Lumber's average annual timber harvest during the first decade of the SYP would approximate the LTSY harvest level. During the second decade of the proposed SYP, Pacific Lumber's average annual timber harvest would be approximately 8% less than that proposed for the first decade. The SYP, when approved, will be valid for ten years. Thereafter, revised SYPs will be prepared every decade that will address the LTSY harvest level based upon reassessment of changes in the resource base and protection of public resources.

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

          Headwaters Agreement

          On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California. The Headwaters Agreement provides the framework for the acquisition by the United States and California of the approximately 5,600 acres of Pacific Lumber's timberlands commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (collectively, "Headwaters Timberlands"). A substantial portion of the Headwaters Timberlands consist of virgin old growth timberlands. The Headwaters Timberlands would be transferred in exchange for (a) property and other consideration (possibly including cash) from the United States and California having an aggregate fair market value of $300 million and (b) approximately 7,755 acres of adjacent timberlands (the "Elk River Timberlands") to be acquired by the United States and California from a third party. The United States and California would also acquire and retain an additional 1,900 acres of timberlands from such third party.

          The Headwaters Agreement also provides, among other things, for expedited processing by the United States of a Permit (an incidental take permit) to be based upon a Multi-Species HCP covering (a) the Resulting Pacific Lumber Timber Property (the property Pacific Lumber will own after consummation of the Headwaters Agreement) and (b) the Headwaters Timberlands and the 1,900 acres of additional timberlands to be acquired and retained by the United States and California (both of the latter as conserved habitat). The agreement also requires expedited processing by California of an SYP covering the Resulting Pacific Lumber Timber Property.

          As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Forest or the Elk Head Forest to conduct logging operations, including salvage logging (the "Moratorium"). The Moratorium was to terminate if by July 28, 1997 the parties had not achieved the Specified Items to their respective satisfaction. On March 11, 1997, the Pacific Lumber Parties agreed to amend the Headwaters Agreement to extend to February 17, 1998 the period of time during which these closing conditions must be met. The extension is, however, subject to the achievement of certain milestones toward completion of the Headwaters Agreement, including satisfaction of the Pacific Lumber Parties with the progress of the United States and California toward providing for the consideration to be transferred at the closing.

          The United States has recently focused its efforts on furnishing the federal portion of the required consideration through a federal budget appropriation. The Budget Agreement between President Clinton and the Republican Congressional leadership would allocate $250 million for the acquisition pursuant to the Headwaters Agreement. In July 1997, the Senate Appropriations Committee approved the interior appropriations bill, which contained provisions allowing the expenditure of $700 million for priority land acquisitions, including the $250 million for the acquisition pursuant to the Headwaters Agreement. This bill does, however, contain a provision requiring the passage of authorizing legislation for the Headwaters acquisition. The corresponding appropriations bill approved by the House of Representatives did not contain any part of the $700 million priority land acquisitions. Whether a federal budget appropriation for the Headwaters acquisition will be enacted, or the terms of any such appropriation, is uncertain as the full Senate must still consider the interior appropriations bill, and a conference would have to resolve any differences between the final Senate bill and the House version.

          Although California has not enacted legislation providing funds for its portion of the acquisition contemplated by the Headwaters
Agreement, representatives of the State of California continue to indicate that they are considering various methods of furnishing the required consideration.

          Closing of the Headwaters Agreement is subject to various conditions, including (a) acquisition by the government of the Elk River Timberlands, (b) approval of an SYP and a Multi-Species HCP and issuance of a Permit, each in form and substance satisfactory to Pacific Lumber, (c) the issuance by the Internal Revenue Service and the California Franchise Tax Board of closing agreements in form and substance sought by and satisfactory to the Pacific Lumber Parties, (d) the absence of a judicial decision in any litigation brought by third parties that any party reasonably believes will significantly delay or impair the transactions described in the Headwaters Agreement, and (e) the dismissal with prejudice at closing of the Takings Litigation. The parties to the Headwaters Agreement are working to satisfy these conditions; however, there can be no assurance that the Headwaters Agreement will be consummated.

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

          With respect to the OTS action described under "MAXXAM Inc. Litigation--USAT Matters", the administrative law judge who will hear the case has signed an order providing that the hearing on the merits will commence on September 22, 1997 and conclude on December 19, 1997.

          With respect to the In re MAXXAM Inc./Federated Shareholders Litigation described under "MAXXAM Inc. Litigation--Rancho Mirage Litigation," on April 4, 1997, the Court issued its opinion concerning the merits of the case. The Court found, among other things, that Federated and the director defendants, respectively, caused and allowed the Company and MCOP to agree to terms in the Mirada transaction which were unfair to the Company and MCOP. The Court mentioned various theories of damages which had been presented at the trial (ranging from $3.6 million to $49.4 million, which would be payable to the Company). However, the Court deferred a decision on damages, stating that it would reconsider rescission as a possible remedy and might await any appeal of its decision. With respect to the NL Industries action the parties have agreed to a dismissal of this action without prejudice.

          With respect to Catellus Development Corporation v. Kaiser Aluminum & Chemical Corporation and James L. Ferry & Son Inc. described under "Kaiser Litigation," on July 28, 1997, KACC and Catellus Development Corporation ("Catellus") entered into a settlement agreement and release settling all matters pending between the parties in the United States Court of Appeals for the Ninth Circuit. All matters relating to the litigation have now been resolved. KACC will remain liable to the City of Richmond for fifty percent (50%) of future costs of cleaning up certain parts of the property formerly owned by Catellus in accordance with the final judgment issued by the United States District Court. KACC's share of these costs is expected to be less than $500,000.

          With respect to CID No. 11356 described under "Kaiser Litigation- -DOJ Proceedings," Kaiser was informed in April 1997 that the DOJ has officially closed its investigation and will return the documents submitted by KACC.

          With respect to the Marbled Murrelet action described under "Pacific Lumber Litigation," on April 18, 1997, the U.S. Ninth Circuit Court of Appeals reversed the trial court's decision which had preliminarily enjoined eight already-approved THPs to the extent they rely on the Federal Owl Plan. On June 18, 1997, the court granted the defendants' motions for summary judgment disposing of the remaining issues in this case.

          With respect to the Takings Litigation described under "Pacific Lumber Litigation", the Pacific Lumber Parties have offered to continue and extend the stay of proceedings through September 15, 1997 in response to the request of the United States for an extension of the stay of proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of stockholders of the Company was held on May 22, 1997, at which meeting the stockholders voted to elect Messrs. Rosenberg, Cruikshank and Levin, management's slate of nominees as directors of the Company, and voted not to take action upon a proposal relating to 60,000 acres of timberlands in northern California owned by the Company's principal forest products subsidiary.

          The results of the matters voted at the meeting are shown below.

Nominees for director

          The nominees for election as directors of the Company are listed below, together with voting information for each nominee. Mr. Charles E. Hurwitz continued as director for the Company.

               Nominees for election by holders of common stock

               Stanley D. Rosenberg - 5,492,660 votes for, 343,230 votes withheld and -0- broker non-votes.

               Robert J. Cruikshank - 5,494,583 votes for, 341,307 votes withheld and -0- broker non-votes.

               William A. Newson - 135,831 votes for, 2,299 votes withheld and -0- broker non-votes.

               Richard D. Baum - 135,836 votes for, 2,249 votes withheld and -0- broker non-votes.

               Nominees for election by holders of common stock and class a

                    Preferred stock

               Ezra G. Levin - 12,129,433 votes for, 346,322 votes withheld and -0- broker non-votes.

Proposal relating to 60,000 acres of timberlands

               The vote with respect to taking action upon a proposal relating to 60,000 acres of timberlands in northern California owned by the Company's principal forest products subsidiary was as follows:

               Holders of Common Stock - 260,251 votes for, 5,324,259 votes against, 389,495 votes abstaining and -0- broker non-votes.

               Holders of Preferred Stock - 1,270 votes for, 6,635,930 votes against, 2,660 votes abstaining and -0- broker non-votes.

ITEM 5.        OTHER INFORMATION

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(A)       Exhibits:

          4.1 Third Supplemental Indenture, dated as of July 15, 1997, among Kaiser Aluminum & Chemical Corporation ("KACC"), as Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser Jamaica Corporation, Kaiser Finance Corporation, Kaiser Micromill Holdings, LLC, Kaiser Sierra Micromills, LLC, Kaiser Texas Sierra Micromills, LLC, Kaiser Texas Micromill Holdings, LLC, and Kaiser Bellwood Corporation, as Subsidiary Guarantors, and State Street Bank and Trust Company, as Trustee, to the Indenture, dated as of February 1, 1993, regarding KACC's 12-3/4% Senior Subordinated Notes due 2003 (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-
               9447).

          4.2 Second Supplemental Indenture, dated as of July 15, 1997, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser Jamaica Corporation, Kaiser Finance Corporation, Kaiser Micromill Holdings, LLC, Kaiser Sierra Micromills, LLC, Kaiser Texas Sierra Micromills, LLC, Kaiser Texas Micromill Holdings, LLC, and Kaiser Bellwood Corporation, as Subsidiary Guarantors, and First Trust National Association, as Trustee, to the Indenture, dated as of February 17, 1994, regarding KACC's 9-7/8% Senior Notes due 2002 (incorporated herein by reference to Exhibit 4.2 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-9447).

          4.3 First Supplemental Indenture, dated as of July 15, 1997, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser Jamaica Corporation, Kaiser Finance Corporation, Kaiser Micromill Holdings, LLC, Kaiser Sierra Micromills, LLC, Kaiser Texas Micromill Holdings, LLC, Kaiser Texas Sierra Micromills, LLC, and Kaiser Bellwood Corporation, as Subsidiary Guarantors, and First Trust National Association, as Trustee, to the Indenture, dated as of October 23, 1996, regarding KACC's 10-7/8% Series B Senior Notes due 2006 (incorporated herein by reference to Exhibit 4.3 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-
               9447).

          4.4 First Supplemental Indenture, dated as of July 15, 1997, among KACC, as Issuer, Kaiser Alumina Australia Corporation, Alpart Jamaica Inc., Kaiser Jamaica Corporation, Kaiser Finance Corporation, Kaiser Micromill Holdings, LLC, Kaiser Sierra Micromills, LLC, Kaiser Texas Micromill Holdings, LLC, Kaiser Texas Sierra Micromills, LLC, and Kaiser Bellwood Corporation, as Subsidiary Guarantors, and First Trust National Association, as Trustee, to the Indenture, dated as of December 23, 1996, regarding KACC's 10-7/8% Series D Senior Notes due 2006 (incorporated herein by reference to Exhibit 4.4 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-
               9447).

          4.5 Ninth Amendment to the Credit Agreement, dated as of April 21, 1997, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, KAC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated herein by reference to Exhibit 4.5 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-
               9447).

          4.6 Tenth Amendment to the Credit Agreement, dated as of June 25, 1997, amending the Credit Agreement, dated as of February 15, 1994, as amended, among KACC, KAC, the financial institutions a party thereto, and BankAmerica Business Credit, Inc., as Agent (incorporated herein by reference to Exhibit 4.6 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-
               9447).

          11   Computation of Net Income Per Common and Common Equivalent
               Share

          27   Financial Data Schedule

(B)       REPORTS ON FORM 8-K:

               None.

                                 SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.


                                           MAXXAM INC.




Date:  August 1, 1997           By:   /S/ PAUL N.  SCHWARTZ
                                         Paul N. Schwartz
                                   Executive Vice President and
                                     Chief Financial Officer