Form 10-Q
period 1997-09-30
MAXXAM INC
filed 1997-11-05
CIK 63814

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

              Number of shares of common stock outstanding at
                        October 31, 1997:  8,277,847

                                MAXXAM INC.

                                   INDEX



PART I. - FINANCIAL INFORMATION                                       PAGE

     Item 1.   Financial Statements

          Consolidated Balance Sheet at September 30, 1997 and
               December 31, 1996                                         3
          Consolidated Statement of Operations for the three and
               nine months ended September 30, 1997 and 1996             4
          Consolidated Statement of Cash Flows for the nine months
               ended September 30, 1997 and 1996                         5
          Condensed Notes to Consolidated Financial Statements           6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      15

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                        26
     Item 6.   Exhibits and Reports on Form 8-K                         28
     Signature                                                         S-1

                        MAXXAM INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)



                                                 SEPTEMBER 30,  DECEMBER 31,
                                                      1997          1996
                                                 ------------- -------------
                                                  (UNAUDITED)
                    ASSETS
Current assets:
     Cash and cash equivalents                   $      197.6  $      336.6
     Marketable securities                               59.2          50.3
     Receivables:
          Trade, net of allowance for doubtful
               accounts of $4.8 and $5.2,
               respectively                             265.2         200.7
          Other                                          68.0          85.9
     Inventories                                        625.7         634.8
     Prepaid expenses and other current assets          163.8         169.1
                                                 ------------- -------------
               Total current assets                   1,379.5       1,477.4
Property, plant and equipment, net of
     accumulated depreciation of $830.7 and
     $769.5, respectively                             1,307.7       1,297.9
Timber and timberlands, net of accumulated
     depletion of $166.7 and $154.6,
     respectively                                       298.8         301.8
Investments in and advances to unconsolidated
     affiliates                                         169.4         179.5
Deferred income taxes                                   445.7         419.7
Long-term receivables and other assets                  447.2         439.4
                                                 ------------- -------------
                                                 $    4,048.3  $    4,115.7
                                                 ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                            $      171.1  $      201.5
     Accrued interest                                    36.6          61.5
     Accrued compensation and related benefits           93.2         158.7
     Other accrued liabilities                          207.1         154.1
     Payable to affiliates                               91.4          98.1
     Long-term debt, current maturities                  23.9          69.6
                                                 ------------- -------------
               Total current liabilities                623.3         743.5
Long-term debt, less current maturities               1,880.6       1,881.9
Accrued postretirement medical benefits                 724.3         731.9
Other noncurrent liabilities                            610.5         589.4
                                                 ------------- -------------
               Total liabilities                      3,838.7       3,946.7
                                                 ------------- -------------
Commitments and contingencies
Minority interests                                      161.5         219.8
Stockholders' equity (deficit):
     Preferred stock, $.50 par value;
          12,500,000 shares authorized; Class
          A $.05 Non-Cumulative Participating
          Convertible Preferred Stock; shares
          issued:  669,701                                 .3            .3
     Common stock, $.50 par value; 28,000,000
          shares authorized; shares issued:
          10,063,359 and 10,063,885,
          respectively                                    5.0           5.0
     Additional capital                                 219.9         155.9
     Accumulated deficit                               (133.1)       (185.6)
     Pension liability adjustment                        (5.0)         (5.1)
     Treasury stock, at cost (shares held:
          preferred - 845; common: 1,785,512
          and 1,400,112, respectively)                  (39.0)        (21.3)
                                                 ------------- -------------
               Total stockholders' equity
                    (deficit)                            48.1         (50.8)
                                                 ------------- -------------
                                                 $    4,048.3  $    4,115.7
                                                 ============= =============



The accompanying notes are an integral part of these financial statements.


                        MAXXAM INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                      --------------------------- ---------------------------
                                           1997          1996          1997          1996
                                      ------------- ------------- ------------- -------------
                                                            (UNAUDITED)
Net sales:
     Aluminum operations              $      634.1  $      553.4  $    1,778.6  $    1,652.1
     Forest products operations               72.8          68.5         216.5         199.6
     Real estate and other
          operations                          19.1          19.3          51.6          69.4
                                      ------------- ------------- ------------- -------------

                                             726.0         641.2       2,046.7       1,921.1
                                      ------------- ------------- ------------- -------------

Costs and expenses:
     Cost of sales and operations
          (exclusive of
          depreciation and
          depletion):
          Aluminum operations                523.7         485.0       1,473.7       1,394.8
          Forest products
               operations                     39.8          40.1         119.9         114.6
          Real estate and other
               operations                     12.5          16.8          31.4          57.1
     Selling, general and
          administrative expenses             47.3          58.7         139.0         152.9
     Depreciation and depletion               28.8          31.0          87.4          92.9
     Restructuring of aluminum
          operations                            --            --          19.7            --
                                      ------------- ------------- ------------- -------------
                                             652.1         631.6       1,871.1        1,812.3
                                      ------------- ------------- ------------- -------------

Operating income                              73.9           9.6         175.6          108.8

Other income (expense):
     Investment, interest and other
          income                              14.3          19.6          30.5          35.1
     Interest expense                        (52.3)        (44.8)       (158.3)       (135.5)
                                      ------------- ------------- ------------- -------------
Income (loss) before income taxes
     and minority interests                   35.9         (15.6)         47.8           8.4
Credit (provision) for income taxes          (13.9)         23.0          13.6          27.1
Minority interests                            (4.0)         (2.1)        (10.8)         (7.5)
                                      ------------- ------------- ------------- -------------
Net income                            $       18.0  $        5.3  $       50.6  $       28.0
                                      ============= ============= ============= =============

Net income per common and common
     equivalent share                 $       1.98  $        .56  $       5.46  $       2.96
                                      ============= ============= ============= =============



The accompanying notes are an integral part of these financial statements.


                        MAXXAM INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN MILLIONS OF DOLLARS)




                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      ---------------------------
                                                           1997          1996
                                                      ------------- -------------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                       $       50.6  $       28.0
     Adjustments to reconcile net income to net
          cash used for operating activities:
          Depreciation and depletion                          87.4          92.9
          Restructuring of aluminum operations                19.7            --
          Non-cash benefit for income taxes                  (12.5)           --
          Net sales of marketable securities                   1.2           1.0
          Net gains on marketable securities                 (10.1)         (5.7)
          Minority interests                                  10.8           7.5
          Amortization of deferred financing costs
               and discounts on long-term debt                18.5          15.9
          Amortization of excess investment over
               equity in net assets of
               unconsolidated affiliates                       8.7           9.1
          Equity in (earnings) loss of
               unconsolidated affiliates, net of
               dividends received                             14.6          (7.5)
          Net gain on sale of real estate, mortgage
               loans and other assets                         (5.0)        (17.4)
          Increase (decrease) in cash resulting
               from changes in:
               Receivables                                   (50.9)         57.1
               Payable to affiliates and other
                    liabilities                              (55.2)        (40.5)
               Inventories                                     5.9         (18.2)
               Accrued interest                              (23.9)        (31.2)
               Prepaid expenses and other assets              (7.7)        (27.4)
               Accounts payable                              (30.3)        (25.9)
               Accrued and deferred income taxes              11.4         (25.9)
          Other                                                7.0           1.7
                                                      ------------- -------------
               Net cash provided by operating
                    activities                                40.2          13.5
                                                      ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from disposition of property and
          investments                                         34.4          35.0
     Capital expenditures                                   (120.1)       (108.0)
     Investment in subsidiaries and joint ventures            (7.1)         (2.0)
     Other                                                    (2.6)          (.4)
                                                      ------------- -------------
               Net cash used for investing
                    activities                               (95.4)        (75.4)
                                                      ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit
          agreements                                            --         117.3
     Proceeds from issuance of long-term debt                 19.7           4.3
     Redemptions, repurchases and principal
          payments on long-term debt                         (76.6)        (32.6)
     Dividends paid to Kaiser's minority preferred
          stockholders                                        (4.2)         (8.4)
     Redemption of preference stock                           (2.0)         (5.2)
     Restricted cash deposits                                 (6.5)          (.5)
     Treasury stock repurchases                              (17.7)           --
     Other                                                     3.5           3.3
                                                      ------------- -------------
               Net cash provided by (used for)
                    financing activities                     (83.8)         78.2
                                                      ------------- -------------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                            (139.0)         16.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             336.6         104.2
                                                      ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $      197.6  $      120.5
                                                      ============= =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest       $      164.0  $      150.9
     Income taxes paid                                        15.2          21.7
     Capital spending excluded from investing
          activities                                          10.3            --



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

          The consolidated financial statements as of and for the periods ended September 30, 1997 and September 30, 1996 included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1997, the consolidated results of operations for the three and nine months ended September 30, 1997 and 1996 and consolidated cash flows for the nine months ended September 30, 1997 and 1996. Certain reclassifications of prior period information have been made to conform to the current presentation.

2.        INVENTORIES

          Inventories consist of the following:



                                              SEPTEMBER 30,  DECEMBER 31,
                                                   1997          1996
                                              ------------- -------------
Aluminum Operations:
     Finished fabricated aluminum products    $        95.4 $       113.5
     Primary aluminum and work in process             220.7         200.3
     Bauxite and alumina                              110.5         110.2
     Operating supplies and repair and
          maintenance parts                           126.7         138.2
                                              ------------- -------------
                                                      553.3         562.2
                                              ------------- -------------
Forest Products Operations:
     Lumber                                            50.4          55.8
     Logs                                              22.0          16.8
                                              ------------- -------------
                                                       72.4          72.6
                                              ------------- -------------
                                              $       625.7 $       634.8
                                              ============= =============



3.        RESTRICTED CASH

          Long-term receivables and other assets include restricted cash in the amount of $35.4 and $30.0 at September 30, 1997 and December 31, 1996, respectively. Such restricted cash primarily represents the amount held by the trustee under the indenture governing the Timber Notes. In addition, cash and cash equivalents include $7.3 and $17.6 at September 30, 1997 and December 31, 1996, respectively, which is restricted for debt service payments on the Timber Notes.


4.        LONG-TERM DEBT

          Long-term debt consists of the following:



                                               SEPTEMBER 30,  DECEMBER 31,
                                                    1997          1996
                                               ------------- -------------
     14% MAXXAM Senior Subordinated Reset
          Notes due May 20, 2000               $         --  $       25.0
     12-1/2% MAXXAM Subordinated Debentures
          due December 15, 1999,
          net of discount                                --          17.6
     12% MGHI Senior Secured Notes due
          August 1, 2003                              130.0         130.0
     11-1/4% MGI Senior Secured Notes due
          August 1, 2003                              100.0         100.0
     12-1/4% MGI Senior Secured Discount
          Notes due August 1, 2003, net of
          discount                                    113.9         104.2
     10-1/2% Pacific Lumber Senior Notes due
          March 1, 2003                               235.0         235.0
     Pacific Lumber Credit Agreement                    7.0            --
     7.95% Scotia Pacific Timber
          Collateralized Notes due July 20,
          2015                                        320.0         336.1
     KACC Credit Agreement                               --            --
     10-7/8% KACC Senior Notes due October
          15, 2006, including premium                 225.8         225.9
     9-7/8% KACC Senior Notes due February
          15, 2002, net of discount                   224.2         224.0
     12-3/4% KACC Senior Subordinated Notes
          due February 1, 2003                        400.0         400.0
     Alpart CARIFA Loans                               60.0          60.0
     Other aluminum operations debt                    62.0          52.0
     Other notes and contracts, primarily
          secured by receivables, buildings,
          real estate and equipment                    26.6          41.7
                                               ------------- -------------
                                                    1,904.5       1,951.5
                    Less: current maturities          (23.9)        (69.6)
                                               ------------- -------------
                                               $    1,880.6  $    1,881.9
                                               ============= =============



          On October 9, 1997, the Pacific Lumber Credit Agreement was amended to, among other things, extend the date on which it expires to May 31, 2000.

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




                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                SEPTEMBER 30,               SEPTEMBER 30,
                                         --------------------------- ---------------------------
                                              1997          1996          1997          1996
                                         ------------- ------------- ------------- -------------
Basic EPS                                $        2.17 $         .61 $        5.96 $        3.21
Diluted EPS                                       1.98           .56          5.46          2.96



6.        CREDIT FOR INCOME TAXES

          The Company's credit for income taxes differs from the federal statutory rate due principally to (i) the revision of prior years' tax estimates and other changes in valuation allowances, (ii) percentage depletion, and (iii) foreign, state and local taxes, net of related federal tax benefits. Revision of prior years' tax estimates includes amounts for the reversal of reserves which the Company no longer believes are necessary. Generally, the reversal of reserves relates to the expiration of the relevant statute of limitations with respect to certain income tax returns, or the resolution of specific income tax matters with the relevant tax authorities. The credit for income taxes for the nine months ended September 30, 1997 includes a benefit of $32.1 relating to the reversal of reserves the Company no longer believes are necessary. There was no such tax benefit for reversal of reserves for the three months ended September 30, 1997. The credit for income taxes for the three and nine months ended September 30, 1996 includes a benefit of $17.0 and $30.4, respectively, relating to the reversal of reserves the Company no longer believes are necessary.

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

          Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At September 30, 1997, the balance of such accruals, which are primarily included in other noncurrent liabilities, was $30.8. These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology and Kaiser's assessment of the likely remediation actions to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $8.0 for the years 1997 through 2001 and an aggregate of approximately $7.0 thereafter.

          As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. Kaiser believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $19.0. As resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, Kaiser is currently working to resolve certain of these matters. While uncertainties are inherent in the final outcome of these environmental matters, and it is impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

          Asbestos Contingencies
          KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 20 years. At September 30, 1997, the number of such claims pending was approximately 71,200 as compared with 71,100 at December 31, 1996. In 1996, approximately 21,100 of such claims were received and 9,700 were settled or dismissed. During the quarter and nine months ended September 30, 1997, approximately 3,400 and 9,000 of such claims were received and 6,500 and 8,900 of such claims were settled or dismissed, respectively.

          Based on past experience and reasonably anticipated future activity, Kaiser has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed through 2008. There are inherent uncertainties involved in estimating asbestos-related costs, and Kaiser's actual costs could exceed or be less than these estimates. Kaiser's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an estimated asbestos-related cost accrual of $156.8, before consideration of insurance recoveries, is included primarily in other noncurrent liabilities at September 30, 1997. While Kaiser does not believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial. Kaiser estimates that annual future cash payments in connection with such litigation will be approximately $13.0 to $20.0 for each of the years 1997 through 2001, and an aggregate of approximately $86.0 thereafter.

          Kaiser believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. Claims for recovery from some of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from the insurance carriers. The timing and amount of ultimate recoveries from these insurance carriers are dependent upon the resolution of these disputes. Kaiser believes, based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Thelen, Marrin, Johnson & Bridges LLP with respect to applicable insurance coverage law relating to the terms and conditions of these policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $127.9, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in long-term receivables and other assets at September 30, 1997.

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

          OTS Contingency and Related Matters
          On December 26, 1995, the OTS initiated formal administrative proceedings against the Company and others by filing the Notice. The Notice alleges misconduct by the Company, Federated, Mr. Charles Hurwitz and others (the "respondents") with respect to the failure of USAT, a wholly owned subsidiary of UFG. The Notice claims that the Company was a savings and loan holding company, that with others it controlled USAT, and that it was therefore obligated to maintain the net worth of USAT. The Notice makes numerous other allegations against the Company and the other respondents, including, among other things, allegations that through USAT it was involved in prohibited transactions with Drexel, Burnham, Lambert Inc. The OTS, among other things, seeks unspecified damages in excess of $138.0 from the Company and Federated, civil money penalties and a removal from, and prohibition against the Company and the other respondents engaging in, the banking industry. On September 15, 1997, the OTS filed a prehearing statement which purported to summarize its claims against and the relief it seeks from the respondents. Among other things, the prehearing statement alleges that the Company and Federated are liable for restitution and reimbursement against loss for their pro rata portion (allegedly 35%) of the amount of USAT's capital deficiency and all imbedded losses as of the date of USAT's receivership ($1.6 billion) or approximately $560 million. The respondents also submitted prehearing statements refuting the OTS's claims and denying liability. The hearing on the merits commenced on September 22, 1997 and is scheduled to conclude on December 19, 1997 (although it is unclear whether the hearing will conclude by the scheduled date).

          On August 2, 1995, the FDIC filed the FDIC action in the U.S. District Court for the Southern District of Texas (the "Court"). The original complaint seeks damages from Mr. Hurwitz in excess of $250.0 based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. The original complaint further alleges, among other things, that Mr. Hurwitz was obligated to ensure that UFG, Federated and MAXXAM maintained the net worth of USAT.
The Court has joined the OTS as a party to the FDIC action and granted the motions to intervene filed by the Company and three other respondents in the OTS administrative proceeding. The OTS is seeking to be dismissed from the FDIC action. On January 15, 1997, the FDIC filed an amended complaint which seeks, conditioned on the OTS prevailing in its administrative proceeding, unspecified damages from Mr. Hurwitz relating to amounts the OTS does not collect from the Company and Federated with respect to alleged obligations to maintain USAT's net worth.

          The Company's bylaws provide for indemnification of its officers and directors to the fullest extent permitted by Delaware law. The Company is obligated to advance defense costs to its officers and directors, subject to the individual's obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification. In addition, the Company's indemnity obligation can, under certain circumstances, include amounts other than defense costs, including judgments and settlements. The Company has concluded that it is unable to determine a reasonable estimate of the loss (or range of loss), if any, that could result from these contingencies. Accordingly, it is impossible to assess the ultimate outcome of the foregoing matters or their potential impact on the Company's consolidated financial position, results of operations or liquidity.

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

8.        DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

          At September 30, 1997, the net unrealized loss, including unamortized net option premiums, on KACC's position in aluminum forward sales and option contracts, (based on an average price of $1,647 per ton, or $.75 per pound, of primary aluminum), natural gas and fuel oil forward purchase and option contracts, and forward foreign exchange contracts, was approximately $11.6.

          Alumina and Aluminum
          Kaiser's earnings are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical fluctuations. During the period from January 1, 1993, through September 30, 1997, the average Midwest United States transaction price for primary aluminum has ranged from approximately $.50 to $1.00 per pound. Alumina prices as well as fabricated aluminum product prices (which vary considerably among products) are significantly influenced by changes in the price of primary aluminum but generally lag behind primary aluminum price changes by up to three months.

          From time to time in the ordinary course of business, KACC enters into hedging transactions to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by KACC to effectively lock-in or fix the price that KACC will receive for its shipments. KACC also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for KACC's anticipated sales, and/or (iii) to permit KACC to realize possible upside price movements. As of September 30, 1997, KACC had sold forward, at fixed prices, approximately 17,300 93,600 and 24,000 tons of primary aluminum with respect to 1997, 1998 and 1999, respectively. As of September 30, 1997, KACC had also purchased put options to establish a minimum price for approximately 42,100 and 52,000 tons with respect to 1997 and 1998, respectively, and had entered into option contracts that established a price range for an additional 51,000, 231,600 and 124,500 tons for 1997, 1998 and 1999, respectively.

          As of September 30, 1997, KACC had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 1997, 1998 and 1999 at prices indexed to future prices of primary aluminum.

          Energy
          KACC is exposed to energy price risk from fluctuating prices for fuel oil and natural gas consumed in the production process. Accordingly, KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of September 30, 1997, KACC had a combination of fixed price purchase and option contracts for the purchase of approximately 44,000 MMBtu of natural gas per day during 1997, and for 41,000 MMBtu of natural gas per day for 1998. As of September 30, 1997, KACC also held a combination of fixed price purchase and option contracts for an average of 228,000, 232,000 and 25,000 barrels of fuel oil per month for 1997, 1998 and 1999, respectively.

          Foreign Currency
          KACC enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At September 30, 1997, KACC had net forward foreign exchange contracts totaling approximately $135.0 for the purchase of 175.5 Australian dollars from October 1997 through December 1998, in respect of its commitments for 1997 and 1988 expenditures denominated in Australian dollars. At September 30, 1997, Kaiser also held options to purchase approximately 10.0 Australian dollars over the last three months of 1997.

9.        RESTRUCTURING OF OPERATIONS

          Kaiser has previously disclosed that it set a goal of achieving significant cost reductions and other profit improvements with the full effect planned to be realized in 1998 and beyond, measured against 1996 results. The initiative is based on Kaiser's conclusion that the level of performance of its existing facilities and businesses would not achieve the level of profits Kaiser considers satisfactory based upon historic long-term average prices for primary aluminum and alumina. During the second quarter of 1997, Kaiser recorded a $19.7 restructuring charge to reflect actions taken and plans initiated to achieve the reduced production costs, decreased corporate selling, general and administrative expenses, and enhanced product mix intended to achieve this goal. The significant components of the restructuring charge are enumerated below.

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

          Employee and Other Costs
          As a part of Kaiser's profit enhancement and cost reduction initiative, Kaiser's management concluded that certain corporate and other staff functions could be consolidated or eliminated resulting in a second quarter pre-tax charge of approximately $2.7 for benefit and other costs.

10.  COMPLETED ACQUISITION

          During June 1997, Kaiser Bellwood Corporation, a newly formed, wholly owned subsidiary of KACC, completed the acquisition of Reynolds Metals Company's Bellwood, Virginia, extrusion plant and its existing inventories for a total purchase price (after post-closing adjustments) of $41.6, consisting of cash payments of $38.4 and the assumption of approximately $3.2 of employee related and other liabilities. Upon completion of the transaction, Kaiser Bellwood Corporation became a subsidiary guarantor under the indentures in respect of KACC's 9-7/8% Senior Notes due 2002, 10-7/8% Series B and Series D Senior Notes due 2006, and 12-3/4% Senior Subordinated Notes due 2003.

11.  CONVERSION OF PRIDES TO KAISER COMMON STOCK

          During August 1997, the 8,673,850 outstanding shares of PRIDES were converted into 7,227,848 shares of Kaiser common stock pursuant to the terms of the PRIDES Certificate of Designations. Further, in accordance with the PRIDES Certificate of Designations no dividends were paid or payable for the period June 30, 1997, to, but not including, the date of conversion.

          From 1993 until August 1997, cumulative losses with respect to the results of operations attributable to Kaiser's common stockholders exceeded cumulative earnings. However, as a result of the equity attributable to the PRIDES being converted into equity attributable to common stockholders, the Company recorded a $64.8 adjustment to stockholders' equity and a reduction in minority interest of the same amount.

12.  SUBSEQUENT EVENTS

          Repurchase of Treasury Stock
          On October 17, 1997 the Company agreed, subject to court action, to repurchase 1,277,250 shares of its Common Stock, consisting of 250,000 shares owned by NL Industries, Inc. ("NL") and 1,027,250 shares owned by The Combined Master Retirement Trust ("CMRT"), an affiliate of NL. The aggregate purchase price for these shares is $70.2 or $55 per share, of which $35.1 would be paid in cash and the remaining $35.1 in one-year notes bearing interest at 10% per annum. These notes are secured by the Common Stock being repurchased. The cash, notes and Common Stock being repurchased have been placed in escrow pending entry by the Delaware Court of Chancery of an order which has been requested (a) determining that no part of the consideration being paid by the Company for the repurchased shares constitutes consideration for settlement of certain litigation pending before such Court, and (b) dismissing CMRT and NL from such litigation. A proposed settlement of this litigation was recently filed with the Court. See "Rancho Mirage Litigation" below. This transaction will be completed and reflected in the Company's financial statements should the Delaware Court of Chancery grant the requested order.

          Rancho Mirage Litigation
          On April 4, 1997, the Delaware Chancery Court issued its opinion concerning certain shareholder derivative actions brought in connection with an exchange between Federated and MCOP of certain real estate assets in Rancho Mirage, California. The court found, among other things, that Federated and the director defendants, respectively, caused and allowed the Company and MCOP to agree to terms in the Mirada transaction which were unfair to the Company and MCOP. However, the court deferred a decision on damages, stating that it would reconsider rescission as a possible remedy and might await any appeal of its decision.

          The parties subsequently agreed, subject to shareholder notice and court approval, to settle and dismiss this litigation and other related litigation. The proposed settlement provides for, among other things: (a) payment by or for defendants of $7.5 million to MCOP, (b) transfer by Federated to MCOP of a 23.7 acre commercial development property near the Mirada project (together with a pending offer to buy such property for $8.5 million), (c) transfer by Federated to MCOP of approximately $3.9 million (liquidation value) of MCOP preferred stock, but excluding the right of Federated to purchase approximately 71,175 shares of the Company's Common Stock at a price of approximately $55 per share, (d) payment by Federated to MCOP of approximately $1 million in cash or cancellation of the same dollar value of options to purchase the Company's Common Stock held by Federated or Mr. Hurwitz, and (e) payment by MCOP to plaintiffs' counsel of their attorneys fees and expenses (not to exceed $5.0 and $0.5 in expenses). A hearing regarding the proposed settlement has been scheduled for December 8, 1997. The transactions provided for in this settlement will be completed and reflected in the Company's financial statements should the court give its approval.

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

RESULTS OF OPERATIONS

          The Company operates in three principal industries: aluminum, through its majority owned subsidiary, Kaiser, a fully integrated aluminum producer; forest products, through MGI and its wholly owned subsidiaries, principally Pacific Lumber and Britt; real estate investment and development, managed through MAXXAM Property Company; and other commercial operations through various other wholly owned subsidiaries. MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company. All references to the "Company," "Kaiser," "MGHI," "MGI" and "Pacific Lumber" refer to the respective companies and their subsidiaries, unless otherwise stated or the context indicates otherwise.

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

          Recent Events and Developments
          Kaiser has previously disclosed that it set a goal of achieving significant cost reductions and other profit improvements with the full effect planned to be realized in 1998 and beyond, measured against 1996 results. The initiative is based on Kaiser's conclusion that the level of performance of its existing facilities and businesses would not achieve the level of profits Kaiser considers satisfactory based upon historic long-term average prices for primary aluminum and alumina. During the second quarter of 1997, Kaiser recorded a $19.7 million restructuring charge to reflect actions taken and plans initiated to achieve the reduced production costs, decreased corporate selling, general and administrative expenses, and enhanced product mix intended to achieve this goal. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

          During June 1997, Kaiser Bellwood Corporation, a newly formed, wholly owned subsidiary of Kaiser, completed the acquisition of Reynolds Metals Company's Bellwood, Virginia, extrusion plant and its existing inventories for a total purchase price of $41.6. See Note 10 of Notes to Condensed Consolidated Financial Statements.

          Kaiser currently anticipates that the Volta River Authority may partially reduce its electric power allocation to Kaiser's 90% owned Valco smelter facility in Ghana in 1998. Informal discussions with local officials suggest that regional rainfall has been insufficient to raise the level of the lake, from which the facility receives its hydroelectric power to maintain the current level of power for the coming year. Formal notice of Valco's 1998 power allocation is expected on or about November 15, 1997. Meetings are planned with local officials for early November to discuss the situation.

          Summary
          The following table presents selected operational and financial information for the three and nine months ended September 30, 1997 and 1996. The information presented in the table is in millions of dollars except shipments and prices, and intracompany shipments have been excluded.



                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                       --------------------------- ---------------------------
                                            1997          1996          1997          1996
                                       ------------- ------------- ------------- -------------
Shipments: (1)
     Alumina                                   579.2         598.6       1,457.0      1,506.7
     Aluminum products:
          Primary aluminum                      86.4          88.1         246.9        262.9
          Fabricated aluminum
               products                        105.2          83.1         299.5        245.4
                                       ------------- ------------- ------------- -------------
               Total aluminum
                    products                   191.6         171.2         546.4        508.3
                                       ============= ============= ============= =============
Average realized sales price:
     Alumina (per ton)                 $         200 $         187 $         196 $         199
     Primary aluminum (per pound)                .76           .67           .75           .69
Net sales:
     Bauxite and alumina:
          Alumina                      $       115.9 $      111.7  $       285.6 $       300.2
          Other (2) (3)                         27.1         25.8           80.2          77.2
                                       ------------- ------------- ------------- -------------
               Total bauxite and
                    alumina                    143.0        137.5          365.8         377.4
                                       ------------- ------------- ------------- -------------
     Aluminum processing:
          Primary aluminum                     145.0        130.6          409.5         402.8
          Fabricated aluminum
               products                        341.7        282.4          990.6         861.4
          Other (3)                              4.4          2.9           12.7          10.5
                                       ------------- ------------- ------------- -------------
               Total aluminum
                    processing                 491.1        415.9        1,412.8       1,274.7
                                       ------------- ------------- ------------- -------------
                    Total net sales    $       634.1 $      553.4  $     1,778.6 $     1,652.1
                                       ============= ============= ============= =============

Operating income(4)                    $        56.1 $       12.0  $       125.6 $        91.9
                                       ============= ============= ============= =============
Income (loss) before income taxes
     and minority interests            $        30.7 $       (8.5) $        44.0 $        26.6
                                       ============= ============= ============= =============

Capital expenditures                   $        25.9 $       39.2  $        94.7 $        91.1
                                       ============= ============= ============= =============



---------------
(1) Shipments are expressed in thousands of metric tons. A metric ton is equivalent to 2,204.6 pounds.
(2)  Includes net sales of bauxite.
(3) Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.
(4) Includes a pre-tax charge of $19.7 related to restructuring of operations recorded in the quarter ended June 30, 1997.


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

          During the first nine months of 1997, the AMT Price for primary aluminum remained relatively stable, generally in the $.75 - $.80 per pound range. The AMT Price for primary aluminum for the week ended October 31, 1997 was approximately $.77 per pound. This compares favorably to 1996 when the AMT Price remained fairly stable, generally in the $.70 - $.75 range through June and then declined during the second half of the year, reaching a low of approximately $.65 per pound for October 1996, before recovering late in the year.

          Net Sales - Bauxite and Alumina
          Net sales of alumina increased by 4% for the quarter ended September 30, 1997, from the comparable period in the prior year, as a result of a 7% increase in average realized prices from the sale of alumina, offset by a 3% decline in alumina shipments. Shipment volumes were down as compared to the quarter ended September 30, 1996, primarily as a result of the timing of shipments. For the nine month period ended September 30, 1997, net segment sales declined by 3% from the comparable period in the prior year. This change was due primarily to a 2% decrease in average realized prices between periods and a 3% reduction in alumina shipments.

          Net Sales - Aluminum Processing
          Net sales of primary aluminum for the quarter ended September 30, 1997, increased by 11% from the comparable prior year period as a result of an 13% increase in average realized prices offset by a 2% decrease in shipments. Net sales of fabricated aluminum products for the quarter ended September 30, 1997, were up 21% as compared to the prior year period as a result of a 27% increase in shipments offset by a 4% decrease in average realized prices. The increase in fabricated aluminum product shipments over the third quarter of 1996 was the result of Kaiser's June 1997 acquisition of an extrusion facility in Bellwood, Virginia, as well as increased international sales of can sheet and increased shipments of heat-treated products.

          For the nine month period ended September 30, 1997, net sales for the aluminum processing segment increased by approximately 11% from the comparable prior year period primarily as a result of a 15% increase in fabricated aluminum product net sales. The increase in fabricated product net sales resulted from the same shipment and price factors discussed in the preceding paragraph. Net sales of primary aluminum for the nine month period ended September 30, 1997, were basically flat as compared to the prior year as reduced shipments for the period were offset by an increase in the average realized prices.

          Operating Income
          Operating income improved substantially on a quarter to quarter basis and, to a lesser extent, for the comparative nine month periods as well. In addition to the improvements in net sales discussed above, operating income increased as a result of improved operating efficiencies and reduced raw material, energy and supply costs and due to $2.7 million and $7.5 million for the three and nine months ended September 30, 1997, respectively, related to the settlement of certain issues related to energy service contracts. Operating income for the nine months ended September 30, 1997 included a $19.7 million charge resulting from the previously discussed restructuring charge.

     FOREST PRODUCTS OPERATIONS

          The Company's forest products operations are conducted by MGI through its principal operating subsidiaries. MGI's business is seasonal in that the forest products business generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and nine months ended September 30, 1997 and 1996. The information presented in the table is in millions of dollars except shipments and prices.



                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                           SEPTEMBER 30,               SEPTEMBER 30,
                                    --------------------------- ---------------------------
                                         1997          1996          1997          1996
                                    ------------- ------------- ------------- -------------
Shipments:
     Lumber: (1)
          Redwood upper grades               12.7          12.8          39.0          36.1
          Redwood common grades              53.9          57.1         178.7         175.2
          Douglas-fir upper
               grades                         3.3           2.8           8.3           7.8
          Douglas-fir common
               grades                        22.5          18.8          59.0          56.7
          Other                               4.6           5.5          13.4          15.8
                                    ------------- ------------- ------------- -------------
               Total lumber                  97.0          97.0         298.4         291.6
                                    ============= ============= ============= =============
     Logs (2)                                 4.0           4.5          10.6          16.1
                                    ============= ============= ============= =============
     Wood chips (3)                          63.6          55.8         185.9         157.2
                                    ============= ============= ============= =============
Average sales price:
     Lumber: (4)
          Redwood upper grades      $       1,537 $       1,368 $       1,427 $       1,382
          Redwood common grades               546           518           533           509
          Douglas-fir upper
               grades                       1,243         1,108         1,205         1,138
          Douglas-fir common
               grades                         443           489           473           435
     Logs (4)                                 426           478           412           498
     Wood chips (5)                            73            74            75            76
Net sales:
     Lumber, net of discount        $        64.1 $        60.5 $       191.8 $       175.9
     Logs                                     1.7           2.2           4.4           8.0
     Wood chips                               4.7           4.1          13.9          11.9
     Cogeneration power                       1.2           1.1           3.4           2.4
     Other                                    1.1            .6           3.0           1.4
                                    ------------- ------------- ------------- -------------
               Total net sales      $        72.8 $        68.5 $       216.5 $       199.6
                                    ============= ============= ============= =============
Operating income                    $        23.2 $        17.6 $        66.5 $        53.5
                                    ============= ============= ============= =============
Operating cash flow (6)             $        29.4 $        24.3 $        85.9 $        73.7
                                    ============= ============= ============= =============
Income before income taxes          $         7.3 $          .7 $        17.1 $         4.0
                                    ============= ============= ============= =============
Capital expenditures                $         4.3 $         3.1 $        16.7 $         9.0
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


          Net sales
          Net sales for the quarter ended September 30, 1997 increased from the comparable prior year quarter due to higher average realized prices for common and upper grade redwood lumber, partially offset by lower average realized prices for common grade Douglas-fir lumber. Overall, the volume of lumber shipments in the 1997 third quarter was substantially unchanged from the 1996 third quarter as an increase in shipments of common grade Douglas-fir lumber offset a decrease in shipments of common grade redwood lumber. Net sales for the nine months ended September 30, 1997 increased from the comparable prior year period due to higher average realized prices and shipments for most categories of redwood and Douglas-fir lumber.

          Operating income
          Operating income for the three and nine months ended September 30, 1997 increased from the comparable prior year periods, principally due to the increase in net sales discussed above.

          Income before income taxes and minority interests
          Income before income taxes for the three and nine months ended September 30, 1997 increased from the comparable 1996 periods principally due to higher operating income discussed above.

     REAL ESTATE AND OTHER OPERATIONS



                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                       --------------------------- ---------------------------
                                            1997          1996          1997          1996
                                       ------------- ------------- ------------- -------------
                                                       (IN MILLIONS OF DOLLARS)
Net sales                              $       19.1  $       19.3  $       51.6  $       69.4
Operating loss                                 (0.4)         (4.6)         (1.8)         (7.3)
Income before income taxes and
     minority interests                         4.3           9.0           6.1          10.2




          Net sales
          Net sales decreased for the three and nine months ended September 30, 1997 from the same periods in 1996 primarily due to lower revenues from resort and commercial operations reflecting various asset dispositions during 1996 and the first quarter of 1997.

          Operating loss
          The operating losses for the quarter and nine months ended September 30, 1997 decreased from the same periods in 1996 primarily due to higher earnings from the sales of real property. Included in the operating loss for the nine months ended September 30, 1997 is profit from two bulk land sales at the Fountain Hills development in Arizona, one of which was completed in the third quarter.

          Income before income taxes and minority interests
          The decrease in income before income taxes and minority interests for the three and nine months ended September 30, 1997 from the same periods in 1996 is primarily due to lower gains from RTC Portfolio sales. This decline was partially offset by the reduction in operating losses discussed above.

     OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS



                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                       --------------------------- ---------------------------
                                            1997          1996          1997          1996
                                       ------------- ------------- ------------- -------------
                                                       (IN MILLIONS OF DOLLARS)
Operating loss                         $       (5.0) $      (15.4) $      (14.7) $      (29.3)
Loss before income taxes and
     minority interests                        (6.4)        (16.8)        (19.4)        (32.4)




          Operating loss
          The operating losses represent corporate general and administrative expenses that are not allocated to the Company's industry segments. The operating loss for the third quarter of 1997 and the nine months ended September 30, 1997 decreased from the same periods in 1996 principally due to lower accruals for certain legal contingencies.

          Loss before income taxes and minority interests
          The loss before income taxes and minority interests includes operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, that are not attributable to the Company's industry segments. The losses for the three and nine months ended September 30, 1997 decreased from the comparable periods in 1996, principally due to lower operating losses described above and higher earnings from marketable securities. These improvements were partially offset by an increase in interest expense due to MGHI's December 1996 borrowing of $130.0 million.

          Minority interests
          Minority interests represent the minority stockholders' interest in the Company's aluminum operations and minority partners' interest in SHRP, Ltd.

          Credit for income taxes
          The Company's credit for income taxes include non-recurring, non-cash tax benefits of $32.1 million for the nine months ended September 30, 1997 and $17.0 million and $30.4 million for the three and nine months ended September 30, 1996, respectively, relating to the settlement of certain matters. There were no such tax benefits for the three months ended September 30, 1997.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

     PARENT COMPANY AND MGHI

          The various credit instruments of MGHI, KACC, MGI, Pacific Lumber and Scotia Pacific contain various covenants which, among other things, limit the ability of such entities to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. As of September 30, 1997, $1.4 million of dividends could be paid by MGHI and $2.5 million of dividends could be paid by MGI. Pursuant to the terms of the KACC Credit Agreement, Kaiser is prohibited from paying any dividends with respect to its common stock. The most restrictive covenants governing debt of the Company's real estate and other subsidiaries would not restrict payment to the Company of all nonrestricted cash and unused borrowing availability for such subsidiaries (approximately $15.6 million could be paid as of September 30, 1997).

          In January 1997, the Company used the proceeds from the Intercompany Note to redeem its 12-1/2% Subordinated Debentures and 14% Senior Subordinated Reset Notes together with accrued interest thereon, for $43.3 million.

          Kaiser has an effective shelf registration statement covering the offering of up to 10 million shares of Kaiser common stock owned by the Company.

          The Company has stated that from time to time it may purchase its Common Stock on national exchanges or in privately negotiated transactions. During the period from January 1, 1997 through October 31, 1997, the Company purchased 385,400 shares of its Common Stock in the open market.
On October 17, 1997 the Company agreed, subject to court action, to repurchase 1,277,250 shares of its Common Stock, consisting of 250,000 shares owned by NL Industries, Inc. (NL) and 1,027,250 shares owned by The Combined Master Retirement Trust ("CMRT"), an affiliate of NL. The aggregate purchase price for these shares is $70.2 million, or $55 per share, of which $35.1 million would be paid in cash and the remaining $35.1 million in one-year notes bearing interest at 10% per annum. These notes are secured by the Common Stock being repurchased. The cash, notes and Common Stock being repurchased have been placed in escrow pending entry by the Delaware Court of Chancery of an order which has been requested (a) determining that no part of the consideration being paid by the Company for the repurchased shares constitutes consideration for settlement of certain litigation pending before such Court, and (b) dismissing CMRT and NL from such litigation. A proposed settlement of this litigation was recently filed with the Court. See below. This transaction will be completed and reflected in the Company's financial statements should the Delaware Court of Chancery grant the requested order.

          As of September 30, 1997, the Company (excluding its subsidiaries) had cash and marketable securities of approximately $102.7 million. The Company believes that its existing resources, together with the cash available from subsidiaries and other sources of financing, will be sufficient to fund its working capital requirements for the next year. With respect to its long-term liquidity, the Company believes that its existing cash and cash resources, together with the cash proceeds from the sale of assets and distributions from its subsidiaries should be sufficient to meet its working capital requirements. However, there can be no assurance that the Company's cash resources, together with the cash proceeds from the sale of assets, distributions from its subsidiaries and other sources of financing, will be sufficient for such purposes. Any substantially adverse outcome of the litigation described in Note 7 to the Condensed Notes to Consolidated Financial Statements could have a material adverse affect on the Company's consolidated financial position, results of operations or liquidity. See Note 7 to the Condensed Notes to Consolidated Financial Statements for a discussion of the Company's material contingencies.

     ALUMINUM OPERATIONS

          During August 1997, the 8,673,850 outstanding shares of PRIDES were converted into 7,227,848 shares of Kaiser common stock pursuant to the terms of the PRIDES Certificate of Designations.

          Kaiser has an effective "shelf" registration statement covering the offering from time to time of up to $150.0 million of equity securities.

          At September 30, 1997, Kaiser had long-term debt of $972.0 million, compared with $961.9 million at December 31, 1996. The change in long-term debt between periods is primarily the result of $19.0 million of proceeds from the Spokane County, Washington, Solid Waste Disposal Revenue Bonds which were loaned to KACC to finance certain qualifying capital expenditures at its Mead smelter, offset by scheduled payments of the current portion of long-term debt.

          At September 30, 1997, $273.8 million (of which $73.8 million could have been used for letters of credit) was available to KACC under the KACC Credit Agreement. Loans under the KACC Credit Agreement bear interest at a spread (which varies based on the results of a financial test) over either a base rate or LIBOR, at Kaiser's option. During the three and nine months ended September 30,1997, the average per annum interest rates on loans outstanding under the KACC Credit Agreement were approximately 9.0% and 9.5%, respectively. Upon completion of the acquisition of the Bellwood facility, Kaiser Bellwood Corporation became a subsidiary guarantor under the indentures to KACC's 9-7/8% Senior Notes due 2002, 10-7/8% Series B and Series D Senior Notes due 2006 and 12-3/4% Senior Subordinated Notes due 2003.

          Kaiser's capital expenditures during the three and nine months ended September 30, 1997, were $25.9 million and $94.7 million, respectively and were used primarily to acquire the Bellwood extrusion facility from Reynolds, improve production efficiency, reduce operating costs, expand capacity at existing facilities, and construct new facilities. Kaiser's micromill facility, which was constructed in Nevada during 1996 as a demonstration and production facility, achieved operational start-up by year-end 1996. The facility remained in a start-up mode during the first nine months of 1997 as Kaiser continued its efforts to implement the micromill technology on a full scale basis. While the micromill technology has not yet been fully implemented or commercialized, and no assurances can be given that Kaiser will ultimately be successful in this regards, Kaiser currently expects to commence limited product shipments to customers in the fourth quarter of 1997.

          Total consolidated capital expenditures (of which approximately 7% is expected to be funded by Kaiser's minority partners in certain foreign joint ventures) are expected to be between $70.0 million and $140.0 million per annum in each of 1997 through 1999. Management continues to evaluate numerous projects, all of which require substantial capital, including Kaiser's micromill project, and other potential opportunities both in the United States and overseas.

          Subsequent to September 30, 1997, a joint decision was made by a KACC subsidiary and its joint venture partner to terminate and dissolve the Sino-foreign aluminum joint venture in which the subsidiary had invested approximately $9.0 million in 1995. Under the terms of the joint venture agreement and Chinese law, a distribution of the joint venture's net assets is to be made to each of the parties in respect of their individual ownership interests. The amount that will ultimately be received upon dissolution and the associated terms of any payments are the subject of ongoing negotiations and is subject to certain governmental approvals by officials of the People's Republic of China.

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

     FOREST PRODUCTS OPERATIONS

          As of September 30, 1997, $38.3 million of borrowings was available under the Pacific Lumber Credit Agreement, of which $5.3 million was available for letters of credit and $23.0 million was restricted to timberland acquisitions. As of September 30, 1997, $7.0 million of borrowings and $14.7 million in letters of credit were outstanding. On October 9, 1997, the Pacific Lumber Credit Agreement was amended to, among other things, extend the date on which it expires to May 31, 2000.

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

     REAL ESTATE AND OTHER OPERATIONS

          As of September 30, 1997, the Company's real estate and other subsidiaries had approximately $8.1 million available for use under the MCOP Credit Agreement. The Company believes that the existing cash and credit facilities of its real estate and other subsidiaries are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing, should provide sufficient funds to meet their working capital and capital expenditure requirements.

TRENDS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

     FOREST PRODUCTS OPERATIONS

          Regulatory and Environmental Matters
          Pacific Lumber's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations of Pacific Lumber, increase its cost of logging operations. Pacific Lumber is subject to certain pending matters described below which could have a material adverse effect on the consolidated financial position, results of operations or liquidity of Pacific Lumber, and in turn MGI and MGHI. There can be no assurance that certain pending or future governmental regulations, legislation, judicial or administrative decisions or California ballot initiatives will not have a material adverse affect on Pacific Lumber, and in turn MGI and MGHI.

          Regulatory actions and lawsuits are commenced from time to time seeking to have certain species listed as threatened or endangered under the ESA and/or the CESA and, in certain instances, to designate critical habitat for such species. In May 1996, the USFWS published the Final Designation of critical habitat for the marbled murrelet, a coastal seabird, which designated over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 33,000 acres of Pacific Lumber's timberlands are included in the Final Designation, the substantial portion of such acreage being young growth timberlands. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, Pacific Lumber attempted to develop the Murrelet HCP.
Due to, among other things, the unfavorable response of the USFWS to Pacific Lumber's initial Murrelet HCP efforts, Pacific Lumber and its subsidiaries filed the Takings Litigation alleging that certain portions of their timberlands had been "taken" and are seeking just compensation. Pursuant to the Headwaters Agreement entered into by Pacific Lumber, the Company, the United States and California on September 28, 1996 as described below, the Takings Litigation has been stayed at the request of the parties.

          On April 25, 1997, the NMFS announced the listing of the coho salmon as threatened under the ESA in northern California, including lands owned by Pacific Lumber. On October 1, 1997, the Environmental Protection Information Center, Inc. ("EPIC"), the Sierra Club and others notified Pacific Lumber, NMFS and other regulatory agencies of their intent to file suit against these parties to enjoin an alleged take of the coho salmon within six watersheds on Pacific Lumber's timberlands. It is impossible for Pacific Lumber to determine the potential adverse effect of the Final Designation, the listing of the coho salmon and/or any related litigation on its consolidated financial position, results of operations or liquidity until such time as various regulatory and legal issues are resolved; however, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on the affected timberlands, such effect could be materially adverse to Pacific Lumber, and in turn MGI and MGHI. If Pacific Lumber is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking. See "Headwaters Agreement" below for information regarding Pacific Lumber's recent submission of a revised draft Multi-Species HCP pursuant to the Headwaters Agreement.

          In 1994, the BOF adopted certain regulations regarding compliance with long-term sustained yield ("LTSY") objectives. These regulations require that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish a LTSY harvest level that takes into account environmental and economic considerations. Timber companies must submit an SYP demonstrating that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that their projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. On December 17, 1996, Pacific Lumber submitted a proposed SYP to the CDF which was revised and re-submitted in September 1997. As revised, the proposed SYP sets forth an LTSY harvest level substantially the same as Pacific Lumber's average annual timber harvest over the last six years.
The proposed SYP also indicates that Pacific Lumber's average annual timber harvest during the first decade of the SYP would approximate the LTSY harvest level. During the second decade of the proposed SYP, Pacific Lumber's average annual timber harvest would be approximately 10% less than that proposed for the first decade. The SYP, when approved, will be valid for ten years. Thereafter, revised SYPs are to be prepared every decade that will address the LTSY harvest level based upon reassessment of changes in the resource base and protection of public resources.

          The proposed SYP assumes that the transactions contemplated by the Headwaters Agreement will be consummated and that the Multi-Species HCP will permit Pacific Lumber to harvest its timberlands (including over the next two decades a substantial portion of its old growth timberlands not transferred pursuant to the Headwaters Agreement) to achieve maximum sustained yield. The SYP is subject to review and approval by the CDF, and there can be no assurance that the SYP will be approved in its proposed form. Until the SYP is reviewed and approved, Pacific Lumber is unable to predict the impact that these regulations will have on its future timber harvesting practices. It is possible that the results of the review and approval process could require Pacific Lumber to reduce its timber harvest in future years from the harvest levels set forth in the proposed SYP. Pacific Lumber believes it would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands and making corresponding amendments to the SYP; however, there can be no assurance that Pacific Lumber would be able to do so, and the amount of such acquisitions would be limited by Pacific Lumber's available financial resources. Pacific Lumber is unable to predict the impact the sustained yield regulations will have on its financial position, results of operations or liquidity.

          Various groups and individuals have filed objections with the CDF and the BOF regarding the CDF's and the BOF's actions and rulings with respect to certain of Pacific Lumber's THPs and other timber harvesting operations, and Pacific Lumber expects that such groups and individuals will continue to file such objections. In addition, lawsuits are pending or threatened which seek to prevent Pacific Lumber from implementing certain of its approved THPs or which challenge other operations by Pacific Lumber. These challenges have severely restricted Pacific Lumber's ability to harvest old growth timber on its property. To date, challenges with respect to Pacific Lumber's THPs relating to young growth timber and to its other operations have been limited; however, no assurance can be given as to the extent of such challenges in the future. Pacific Lumber believes that environmentally focused challenges to its timber harvesting and other operations are likely to occur in the future, particularly with respect to virgin and residual old growth timber. Although such challenges have delayed or prevented Pacific Lumber from conducting a portion of its operations, they have not had a material adverse effect on Pacific Lumber's consolidated financial position, results of operations or liquidity. Nevertheless, it is impossible to predict the future nature or degree of such challenges or their impact on the consolidated financial position, results of operations or liquidity of Pacific Lumber, and in turn MGI and MGHI.

          Headwaters Agreement
          On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California. The Headwaters Agreement provides the framework for the acquisition by the United States and California of approximately 5,600 acres of Pacific Lumber's timberlands commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (collectively, "Headwaters Timberlands"). A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. The Headwaters Timberlands would be transferred in exchange for (a) property and other consideration from the United States and California having an aggregate fair market value of $300 million, and
(b) approximately 7,755 acres of adjacent timberlands (the "Elk River Timberlands") to be acquired by the United States and California from a third party. The United States and California would also acquire and retain an additional 1,900 acres of timberlands from such third party.

          Closing of the Headwaters Agreement is subject to various conditions, including (a) acquisition by the government of the Elk River Timberlands, (b) approval of an SYP (see "Regulatory and Environmental Matters" discussed above) and a Multi-Species HCP (covering the Resulting Pacific Lumber Timber Property and the timberlands to be acquired and retained by the United States and California) and issuance of a Permit, each in form and substance satisfactory to Pacific Lumber, (c) the issuance by the Internal Revenue Service and the California Franchise Tax Board of closing agreements in form and substance sought by and satisfactory to the Pacific Lumber Parties, (d) the absence of a judicial decision in any litigation brought by third parties that any party reasonably believes will significantly delay or impair the transactions described in the Headwaters Agreement, and (e) the dismissal with prejudice at closing of the Takings Litigation.

          As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Forest or the Elk Head Springs Forest to conduct logging operations, including salvage logging (the "Moratorium"). The Moratorium was to terminate if by July 28, 1997 the parties had not achieved the closing conditions to their respective satisfaction. On March 11, 1997, the Pacific Lumber Parties agreed to amend the Headwaters Agreement to extend to February 17, 1998 the period of time during which these closing conditions must be met. No written amendment has been executed, but the Pacific Lumber Parties have continued to observe the Moratorium. The extension is subject to the achievement of certain milestones toward completion of the Headwaters Agreement, including satisfaction of the Pacific Lumber Parties with the progress of the United States and California in providing the required consideration.

          The U.S. House and Senate have each passed an appropriations bill which contains authorization for the expenditure of $250 million of federal funds toward consummation of the Headwaters Agreement (the "Interior Appropriations Bill"); however, it is unclear whether President Clinton will sign the bill. The federal funding is to remain available until March 1, 1999 and is subject to several conditions, including: (a) contribution by the State of California of its $130 million portion of funding for the Headwaters Agreement, (b) approval by the State of California of an SYP covering the Resulting Pacific Lumber Timber Property, (c) dismissal of the Takings Litigation, (d) issuance by the United States of the Permit, (e) completion of an appraisal of the lands and interests being acquired by the United States (the "Appraisal"), (f) completion of an environmental impact statement with respect to the Multi-Species HCP, and (g) adequate provision having been made for access to the Headwaters Timberlands. Except for acquisition of lands necessary for roadway access to the Headwaters Timberlands, the Interior Appropriations Bill requires specific Congressional authorization of acquisitions that enlarge the Headwaters Timberlands by over five acres. The Interior Appropriations Bill also provides that the acquisition of the Headwaters Timberlands may not be completed prior to the earlier of (a) 180 days after enactment (extended by one day for every day beyond 120 days that the Appraisal is not submitted to Congress), or (b) enactment of any separate authorizing legislation modifying the Interior Appropriations Bill.

          Pacific Lumber submitted a revised draft of the Multi-Species HCP to the USFWS, NMFS and other agencies in September 1997. The Pacific Lumber Parties and regulatory agencies have had ongoing discussions regarding the environmental restrictions to be contained in the Multi-Species HCP, but significant differences remain between what is being requested by the regulatory agencies and what the Pacific Lumber Parties are willing to accept. The Interior Appropriations Bill requires that the regulatory agencies report to Congress regarding (a) the scientific and legal standards and criteria under the ESA used to develop the Multi-Species HCP and the Permit, and (b) should application for the Permit be denied, the precise substantive rationale for such denial. The Pacific Lumber Parties believe that this Congressionally-supervised process may assist the regulatory authorities and the Pacific Lumber Parties to reach an acceptable Multi-Species HCP, but no assurances can be made in this regard.

          Although California has not enacted legislation providing funds for its portion of the acquisition contemplated by the Headwaters
Agreement, representatives of the State of California continue to indicate that they are considering various methods of furnishing the required consideration.

          The parties to the Headwaters Agreement are working to satisfy the closing conditions; however, there can be no assurance that the Headwaters Agreement will be consummated.


                        PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings since the date of the Form 10-K. Any capitalized or italicized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

MAXXAM INC. LITIGATION

          With respect to the OTS action described under "USAT Matters" in the Form 10-K, the hearing on the merits commenced on September 22, 1997 and is scheduled to continue through December 19, 1997 (although it is uncertain whether the hearing will conclude by the scheduled date). On September 15, 1997, the OTS filed a prehearing statement which purported to summarize its claims against and the relief it seeks from the respondents. Among other things, the prehearing statement alleges that the Company and Federated are liable for restitution and reimbursement against loss for their pro rata portion (allegedly 35%) of the amount of USAT's capital deficiency and all imbedded losses as of the date of USAT's receivership ($1.6 billion) or approximately $560 million. The respondents also submitted prehearing statements refuting the OTS's claims and denying liability.

          With respect to the FDIC action described under "USAT Matters" in the Form 10-K, on September 30, 1997, Mr. Hurwitz filed a motion for sanctions and for dismissal of this action. On October 23, 1997, the court dismissed the OTS as a party.

          As noted in the Form 10-K, it is impossible to predict the ultimate outcome of the OTS action or the FDIC action or their potential impact on the Company's consolidated financial position, results of operations or liquidity.

          With respect to the (consolidated) In re MAXXAM Inc./Federated Shareholders Litigation described under "Rancho Mirage Litigation" in the Form 10-K, on April 4, 1997, the Court issued its opinion concerning the merits of the case. The Court found, among other things, that Federated and the director defendants, respectively, caused and allowed the Company and MCOP to agree to terms in the Mirada transaction which were unfair to the Company and MCOP. The Court mentioned various theories of damages which had been presented at the trial (ranging from $3.6 million to $49.4 million, which would be payable to the Company). However, the Court deferred a decision on damages, stating that it would reconsider rescission as a possible remedy and might await any appeal of its decision.

          The parties subsequently agreed, subject to shareholder notice and court approval, to settle and dismiss this litigation and the (coordinated) NL Industries action. The parties expect the proposed settlement, if approved, to also dispose of the claims brought in the Thistlethwaite action and the NL Industries, Inc., et al. v. Federated Development Company action pending in Dallas County, Texas. The proposed settlement provides for, among other things: (a) payment by or for defendants of $7.5 million to MCOP, (b) transfer by Federated to MCOP of a
23.7 acre commercial development property near the Mirada project (together with a pending offer to buy such property for $8.5 million), (c) transfer by Federated to MCOP of approximately $3.9 million (liquidation value) of MCOP preferred stock, but excluding the right of Federated to purchase approximately 71,175 shares of the Company's Common Stock at a price of approximately $55 per share, (d) payment by Federated to MCOP of approximately $1 million in cash or cancellation of the same dollar value of options to purchase the Company's Common Stock held by Federated or Mr. Hurwitz, and (e) payment by MCOP to plaintiffs' counsel of their attorneys fees and expenses (not to exceed $5 million and $525,000 in expenses). A hearing regarding the proposed settlement has been scheduled for December 8, 1997.

KAISER LITIGATION

          With respect to Catellus Development Corporation v. Kaiser Aluminum & Chemical Corporation and James L. Ferry & Son Inc. action described under "Environmental Litigation" in the Form 10-K, on July 28, 1997, KACC and Catellus Development Corporation ("Catellus") entered into a settlement agreement and release settling all matters pending between the parties in the United States Court of Appeals for the Ninth Circuit. All matters relating to the litigation have now been resolved. KACC will remain liable to the City of Richmond for fifty percent (50%) of future costs of cleaning up certain parts of the property formerly owned by Catellus in accordance with the final judgment issued by the United States District Court. KACC's share of these costs is expected to be less than $500,000.

          With respect to CID No. 11356 described under "DOJ Proceedings" in the Form 10-K, Kaiser was informed in April 1997 that the DOJ has officially closed its investigation and will return the documents submitted by KACC.

PACIFIC LUMBER LITIGATION

          On October 1, 1997, the Environmental Protection Information Center, Inc. ("EPIC"), the Sierra Club and others notified Pacific Lumber, NMFS and other regulatory agencies of their intent to file suit against these parties to enjoin an alleged take of the coho salmon within six watersheds on Pacific Lumber's timberlands.

          With respect to the Marbled Murrelet action described in the Form 10-K, on April 18, 1997, the U.S. Ninth Circuit Court of Appeals reversed the trial court's decision which had preliminarily enjoined eight already-approved THPs to the extent they rely on the Federal Owl Plan. On June 18, 1997, the court granted the defendants' motions for summary judgment disposing of the remaining issues in this case in favor of the defendants.

          With respect to the Takings Litigation described in the Form 10-K, the parties have asked the court to extend the stay of each action until November 14, 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS:

     4.1 Loan and Pledge Agreement, dated October 21, 1997, between the Company and Custodial Trust Company

     4.2 Second Amendment, dated October 9, 1997, to the Pacific Lumber Credit Agreement (incorporated herein by reference to Exhibit 4.1 to Pacific Lumber's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-9204)

     4.3 Eleventh Amendment, dated October 20, 1997, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.7 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-9447)

     10.1 Stock Purchase Agreement, dated October 17, 1997, by and among the Company, CMRT and NL

     10.2 Escrow Agreement, dated as of October 17, 1997, by and among the Company, CMRT and NL

     10.3 Non-Negotiable Secured Promissory Note, dated October 17, 1997, by the Company payable to CMRT

     10.4 Non-Negotiable Secured Promissory Note, dated October 17, 1997, by the Company payable to NL

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


                                           MAXXAM INC.




Date:  November 5, 1997         By:    /S/ PAUL N. SCHWARTZ
                                         Paul N. Schwartz
                                   Executive Vice President and
                                     Chief Financial Officer