Form 10-K405
period 1997-12-31
MAXXAM INC
filed 1998-03-27
CIK 63814

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

                              ---------------

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997   COMMISSION FILE NUMBER 1-3924

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

<CAPTION

                                                 Name of each
            Title of each class                    exchange
            --------------------              on which registered
                                             --------------------
Common Stock, $.50 par value                  American, Pacific,
                                                 Philadelphia


  Number of shares of common stock outstanding at March 2, 1998: 7,000,597
     Securities registered pursuant to Section 12(g) of the Act:  None.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Based upon the March 2, 1998 American Stock Exchange closing price of $53.125 per share, the aggregate market value of the Registrant's outstanding voting stock held by non-affiliates was approximately $229.6 million.

                    DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.

                              ---------------

                             TABLE OF CONTENTS


                                   PART I

     Item 1.   Business                                                2
                    General                                            2
                    Aluminum Operations                                2
                    Forest Products Operations                        10
                    Real Estate and Other Operations                  19

     Item 2.   Properties                                             23

     Item 3.   Legal Proceedings                                      23

     Item 4.   Submission of Matters to a Vote of Security Holders    26

                                  PART II

     Item 5.   Market for Registrant's Common Equity and Related
                    Stockholder Matters                               27

     Item 6.   Selected Financial Data                                28

     Item 7.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations               28

     Item 8.   Financial Statements and Supplementary Data
                    Report of Independent Public Accountants          43
                    Consolidated Balance Sheet                        44
                    Consolidated Statement of Operations              45
                    Consolidated Statement of Cash Flows              46
                    Notes to Consolidated Financial Statements        47

     Item 9.   Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure            72

                                  PART III

     Items
        10-13. To be filed with the Registrant's definitive proxy statement

                                  PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                    On Form 8-K                                       73



                                   PART I


ITEM 1.        BUSINESS

GENERAL

          MAXXAM Inc. and its majority and wholly owned subsidiaries are collectively referred to herein as the "Company" or "MAXXAM" unless otherwise indicated or the context indicates otherwise. The Company, through Kaiser Aluminum Corporation ("Kaiser") and Kaiser's principal operating subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), is an integrated aluminum company. The Company's voting interest in Kaiser is approximately 63%. See "--Aluminum Operations." In addition, the Company is engaged in forest products operations through its wholly owned subsidiary, MAXXAM Group Inc. ("MGI") and MGI's wholly owned subsidiaries, The Pacific Lumber Company and its wholly owned subsidiaries (collectively referred to herein as "Pacific Lumber," unless the context indicates otherwise), and Britt Lumber Co., Inc. ("Britt"). See "--Forest Products Operations." MGI is a wholly owned subsidiary of MAXXAM Group Holdings
Inc. ("MGHI"), which is in turn a wholly owned subsidiary of the Company.
The Company is also engaged in (a) real estate investment and development, managed through MAXXAM Property Company, and (b) other commercial operations through subsidiaries, including a Class 1 thoroughbred and quarter horse racing facility located in the greater Houston metropolitan area. See "--Real Estate and Other Operations." See Note 14 of the Notes to the Consolidated Financial Statements (contained in Item 8 to this Report) for certain financial information by industry segment and geographic area.

          This Annual Report on Form 10-K contains statements which constitute"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section (see Item 1. "Business--Aluminum Operations" and "--Forest Products Operations--Regulatory and Environmental Factors," Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates,""will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

ALUMINUM OPERATIONS

     GENERAL

          Kaiser operates in all principal aspects of the aluminum industry--the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized by Kaiser in its operations, Kaiser sells significant amounts of alumina and primary aluminum in domestic and international markets. In 1997, Kaiser produced approximately 2,945,000 tons of alumina, of which approximately 66% was sold to third parties, and produced approximately 493,000 tons of primary aluminum, of which approximately 67% was sold to third parties. Kaiser is also a major domestic supplier of fabricated aluminum products. In 1997, Kaiser shipped approximately 400,000 tons of fabricated aluminum products to third parties, which accounted for approximately 5% of the total United States domestic shipments. References in this Report to tons refer to metric tons of 2,204.6 pounds.

          Kaiser's operations are conducted through KACC's business units which compete throughout the aluminum industry. The following table sets forth total shipments and intracompany transfers of Kaiser's alumina, primary aluminum and fabricated aluminum operations:




                                                     Years Ended December 31,
                                            ----------------------------------------
                                                 1997          1996          1995
                                            ------------  ------------  ------------
                                                          (In thousands of tons)
Alumina:
          Shipments to Third Parties              1,929.8       2,073.7       2,040.1
          Intracompany Transfers                    968.0         912.4         800.6

Primary Aluminum:
          Shipments to Third Parties                327.9         355.6         271.7
          Intracompany Transfers                    164.2         128.3         217.4

Fabricated Aluminum Products:
          Shipments to Third Parties                400.0         327.1         368.2

          The alumina business unit mines bauxite and obtains additional bauxite tonnage under long-term contracts. The primary aluminum products business unit operates two wholly owned domestic smelters and two foreign smelters in which Kaiser holds significant ownership interests. Fabricated aluminum products are manufactured by two business units--flat-rolled products and engineered products. The products include heat-treated products; body, lid, and tab stock for beverage containers; sheet and plate products; screw machine stock; redraw rod; forging stock; truck wheels and hubs; air bag canisters; engine manifolds; and other castings, forgings and extruded products which are manufactured at plants located in principal marketing areas of the United States and Canada. The aluminum utilized in Kaiser's fabricated products operations is comprised of primary aluminum, obtained both internally and from third parties, and scrap metal purchased from third parties.

     PROFIT IMPROVEMENT PROGRAM

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          In October 1996, Kaiser established a goal of achieving $120 million per year of pre-tax cost reductions and other profit improvements, independent of metal price changes, with the full effect planned to be realized in 1998 and beyond, measured against 1996 results. This program is being effected through reductions in production costs, decreases in corporate general and administrative expenses, and enhancements to product mix and volume throughput. There can be no assurance that the initiative will result in the desired cost reductions and other profit improvements.

     BUSINESS DEVELOPMENT IN STRATEGIC AREAS

          Kaiser's strategic objectives include both improving the financial performance of its existing facilities and implementing modifications to its existing portfolio of businesses and assets in an effort to focus its business activities in areas which hold the best potential for improving Kaiser's financial performance. Kaiser is actively pursuing opportunities to increase its participation in businesses and assets in targeted areas of its portfolio consistent with its strategic objectives, by internal investment and by acquisition, both domestically and internationally, by using its technical expertise and capital to form joint ventures or to acquire equity in aluminum-related facilities. Recent examples of such activities include the formation with Accuride Corporation of a joint venture to design, manufacture and market heavy duty aluminum wheels for the commercial transportation industry, and the acquisition of an aluminum extrusion plant in Richmond, Virginia, from Reynolds Metals Company, in the second quarter of 1997. See "--Fabricated Aluminum Products Operations--Engineered Products."

     SENSITIVITY TO PRICES AND HEDGING PROGRAMS

          The Company's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on Kaiser's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical fluctuations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Aluminum Operations--Industry Overview." Alumina prices, as well as fabricated aluminum product prices (which vary considerably among products), are significantly influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices for periods of up to three months. From time to time in the ordinary course of business Kaiser enters into hedging transactions to provide price risk management in respect of its net exposure resulting from
(i) anticipated sales of alumina, primary aluminum, and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by Kaiser to effectively lock-in or fix the price that Kaiser will receive for its shipments. Kaiser also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for its anticipated sales, and/or (iii) to permit Kaiser to realize possible upside price movements. See Notes 1 and 13 of the Notes to Consolidated Financial Statements.

     ALUMINA OPERATIONS

          The following table lists Kaiser's bauxite mining and alumina refining facilities as of December 31, 1997:


                                                                      Annual
                                                                    Production      Total
                                                                     Capacity       Annual
                                                       Company     Available to   Production
        Activity           Facility      Location     Ownership    the Company     Capacity
----------------------  ------------  ------------  ------------  ------------- -------------
                                                                      (tons)        (tons)

Bauxite Mining          KJBC(1)       Jamaica              49%        4,500,000     4,500,000
                        Alpart(2)     Jamaica              65%        2,275,000     3,500,000
                                                                  ------------- -------------
                                                                      6,775,000     8,000,000
                                                                  ============= =============

Alumina Refining        Gramercy      Louisiana           100%        1,050,000     1,050,000
                        Alpart        Jamaica              65%          942,500     1,450,000
                        QAL           Australia          28.3%          973,500     3,440,000
                                                                  ------------- -------------
                                                                      2,966,000     5,940,000
                                                                  ============= =============

---------------
(1) Although Kaiser owns 49% of Kaiser Jamaica Bauxite Company ("KJBC"), it has the right to receive all of KJBC's output.
(2) Alumina Partners of Jamaica ("Alpart") bauxite is refined into alumina at the Alpart alumina refinery.
(3)  Queensland Alumina Limited ("QAL").

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

          Alpart holds bauxite reserves and owns a 1,450,000 ton per year alumina plant located in Jamaica. Kaiser owns a 65% interest in Alpart and Hydro Aluminium a.s. ("Hydro") owns the remaining 35% interest. Kaiser has management responsibility for the facility on a fee basis. Kaiser and Hydro have agreed to be responsible for their proportionate shares of Alpart's costs and expenses. The government of Jamaica has granted Alpart a mining lease and has entered into other agreements with Alpart designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery, as it may be expanded up to a capacity of 2,000,000 tons per year, through the year 2024.

          In June 1997, Alpart and JAMALCO, a joint venture between affiliates of Aluminum Company of America and the government of Jamaica, jointly announced that they had signed a non-binding letter of intent agreeing to consolidate their bauxite mining operations in Jamaica, with the objective of optimizing operating and capital costs. The transaction is subject to various conditions, including the negotiation of definitive agreements, third party consents, and board approvals. No assurance can be given that the conditions will be satisfied or that the transaction will be consummated.

          Kaiser owns a 28.3% interest in QAL, which owns the largest and one of the most competitive alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its stockholders under long-term tolling contracts. The stockholders, including Kaiser, purchase bauxite from another QAL stockholder under long-term supply contracts. Kaiser has contracted with QAL to take approximately 792,000 tons per year of capacity or pay standby charges. Kaiser is unconditionally obligated to pay amounts calculated to service its share ($97.6 million at December 31, 1997) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs.

          Kaiser's principal customers for bauxite and alumina consist of other aluminum producers that purchase bauxite and reduction-grade alumina, trading intermediaries who resell raw materials to end-users, and users of chemical-grade alumina. All of Kaiser's third-party sales of bauxite in 1997 were made to two customers, the largest of which accounted for approximately 91% of such sales. Kaiser also sold alumina in 1997 to twenty-nine customers, the largest and top five of which accounted for approximately 24% and 85% of such sales, respectively. See "-- Competition." Kaiser believes that among alumina producers it is the world's second largest seller of smelter grade alumina to third parties. Kaiser's strategy is to sell a substantial portion of the alumina available to it in excess of its internal smelting requirements under multi-year sales contracts with prices linked to the price of primary aluminum. See also "--Sensitivity to Prices and Hedging Programs."

     PRIMARY ALUMINUM PRODUCTS OPERATIONS

          The following table lists Kaiser's primary aluminum smelting facilities as of December 31, 1997:


                                                   Annual
                                                    Rated          Total
                                                   Capacity       Annual          1997
                                     Company     Available to      Rated       Operating
      Location         Facility     Ownership    the Company     Capacity         Rate
------------------  ------------  ------------  ------------  ------------   ------------
                                                     (tons)        (tons)
Domestic
     Washington     Mead                100%        200,000        200,000         108%
     Washington     Tacoma              100%         73,000         73,000         103%
                                                -----------   ------------
          Subtotal                                  273,000        273,000
                                                -----------   ------------
International
     Ghana          Valco                90%        180,000        200,000          76%
     Wales, United
          Kingdom   Anglesey             49%         55,000        112,000         118%
                                                -----------   ------------
          Subtotal                                  235,000        312,000
                                                -----------   ------------

          Total                                     508,000        585,000
                                                ===========   ============

          The Mead facility uses pre-bake technology and produces primary aluminum. Approximately 64% of Mead's 1997 production was used at Kaiser's Trentwood, Washington, rolling mill and the balance was sold to third parties. The Tacoma facility uses Soderberg technology and produces primary aluminum and high-grade, continuous-cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum. Both smelters have achieved significant production efficiencies through retrofit technology and a variety of cost controls, leading to increases in production volume and enhancing their ability to compete with newer smelters.

          Kaiser is modernizing and expanding the carbon baking furnace at its Mead smelter at an estimated cost of approximately $54.5 million. The project will improve the reliability of the carbon baking operations, increase productivity, enhance safety and improve the environmental performance of the facility. The first stage of this project, the construction of a new $40.0 million, 90,000 ton per year furnace, has been completed and is in operation. The remaining modernization work is expected to be completed in late 1998, when an existing furnace will be rebuilt. A portion of this project was financed with the net proceeds (approximately $18.6 million) of 7.6% Solid Waste Disposal Revenue Bonds due 2027 issued in March 1997 by the Industrial Development Corporation of Spokane County, Washington.

          Electric power represents an important production cost for Kaiser at its aluminum smelters. In 1995, Kaiser successfully restructured electric power purchase agreements for its facilities in the Pacific Northwest, which resulted in significantly lower electric power costs in 1996 for its Mead and Tacoma, Washington, smelters compared to 1995 electric power costs. Kaiser continued to benefit from savings in electric power costs at those facilities in 1997 and expects to continue to benefit from such savings in future years.

          Kaiser manages, and owns a 90% interest in, the Volta Aluminium Company Limited ("Valco") aluminum smelter in Ghana. The Valco smelter uses pre-bake technology and processes alumina supplied by Kaiser and the other participant into primary aluminum under tolling contracts which provide for proportionate payments by the participants. Kaiser's share of the primary aluminum is sold to third parties. Power for the Valco smelter is supplied under an agreement with the Volta River Authority (the "VRA") which expires in 2017. The agreement indexes two-thirds of the price of the contract quantity of power to the market price of primary aluminum.
The agreement also provides for a review and adjustment of the base power rate and the price index every five years. The most recent review was completed in April 1994 for the 1994-1998 period.

          Effective January 1, 1998, the VRA reduced the allocation of electric power to the Valco smelter. Kaiser announced that, due to the reduced power allocation, Valco expected to operate three potlines in 1998 compared to the four potlines which were operated throughout 1997. During February 1998, Valco and the VRA reached an agreement whereby Valco agreed to receive compensation in lieu of the power necessary to operate one of its three remaining operating potlines. Compensation under the agreement is expected to substantially offset the financial impact of the curtailment of that potline. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations-- Aluminum Operations--Recent Events and Developments" for further information.

          Kaiser owns a 49% interest in the Anglesey Aluminium Limited ("Anglesey") aluminum smelter and port facility at Holyhead, Wales. The Anglesey smelter uses pre-bake technology. Kaiser supplies 49% of Anglesey's alumina requirements and purchases 49% of Anglesey's aluminum output. Kaiser sells its share of Anglesey's output to third parties. Power for the Anglesey aluminum smelter is supplied under an agreement which expires in 2001.

          Kaiser has developed and installed proprietary retrofit and control technology in all of its smelters, as well as at third party locations. This technology--which includes the redesign of the cathodes and anodes and bus that conduct electricity through reduction cells, improved feed systems that add alumina to the cells, and a computerized process control and energy management system--has significantly contributed to increased and more efficient production of primary aluminum and enhanced Kaiser's ability to compete more effectively with the industry's newer smelters. Kaiser is actively engaged in efforts to license this technology and sell technical and managerial assistance to other producers worldwide, and may participate in joint ventures or similar business partnerships which employ Kaiser's technical and managerial knowledge. See "--Research and Development."

          During October 1997, a joint decision was made by a Kaiser subsidiary and its joint venture partner to terminate and dissolve the Sino-foreign aluminum joint venture formed in 1995. In January 1998, the Kaiser subsidiary reached an agreement to sell its interests in the venture to its partner. The terms of the agreement are subject to certain governmental approvals by officials of the People's Republic of China ("PRC").

          Kaiser's principal primary aluminum customers consist of large trading intermediaries and metal brokers, who resell primary aluminum to fabricated product manufacturers, and large and small international aluminum fabricators. In 1997, Kaiser sold its primary aluminum production not utilized for internal purposes to approximately 50 customers, the largest and top five of which accounted for approximately 13% and 47% of such sales, respectively. See "--Competition." Marketing and sales efforts are conducted by personnel located in Pleasanton, California; Houston, Texas; and Tacoma and Spokane, Washington. A majority of the business unit's sales are based upon long-term relationships with metal merchants and end-users.

     FABRICATED ALUMINUM PRODUCTS OPERATIONS

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

          Flat-Rolled Products
          The flat-rolled products business unit operates the Trentwood, Washington, rolling mill and the Micromill(TM) facility, near Reno, Nevada. The Trentwood facility accounted for approximately 62% of Kaiser's 1997 fabricated aluminum products shipments. The business unit supplies the aerospace and general engineering markets (producing heat-treat products), the beverage container market (producing body, lid and tab stock) and the specialty coil markets (producing automotive brazing sheet, wheel, and tread products), both directly and through distributors.

          Kaiser continues to enhance the process and product mix of its Trentwood rolling mill in an effort to maximize its profitability and maintain full utilization of the facility. Kaiser is implementing a plan to expand its annual production capacity of heat-treated flat-rolled products at the Trentwood facility by approximately one-third over 1996 levels, most of which was achieved in 1997. Implementation of the plan also will enable Kaiser to improve the reliability of its heat-treated operations, enhance the quality of its heat-treat products, and improve Trentwood's operating efficiency. The project is estimated to cost approximately $22.0 million and is expected to be completed in late 1998. Global sales of Kaiser's heat-treat products have increased significantly over the last several years and are made primarily to the aerospace and general engineering markets, which have been experiencing growth in demand. In 1997, the business unit shipped products to approximately 140 customers in the aerospace, transportation, and industrial ("ATI") markets, most of which were distributors who sell to a variety of industrial end-users. The top five customers in the ATI markets for flat-rolled products accounted for approximately 17% of the business unit's revenue.

          Kaiser's flat-rolled products are also sold to beverage container manufacturers located in the western United States and in the Asian Pacific Rim countries where the Trentwood plant's location provides Kaiser with a transportation advantage. Quality of products for the beverage container industry, service, and timeliness of delivery are the primary bases on which Kaiser competes. In recent years Kaiser has made significant capital expenditures at Trentwood in rolling technology and process control to improve the metal integrity, shape and gauge control of its products. Kaiser believes that such improvements have enhanced the quality of Kaiser's products for the beverage container industry and the capacity and efficiency of Kaiser's manufacturing operations, and that Kaiser is one of the highest quality producers of aluminum beverage can stock in the world. In 1997, the business unit had 37 domestic and foreign can stock customers. The largest and top five of such customers accounted for approximately 15% and 27%, respectively, of the business unit's revenue. See "-- Competition." The marketing staff for the business unit is located at the Trentwood facility and in Pleasanton, California. Sales are made directly to end-use customers and distributors from four sales offices in the United States, from sales offices in England and Japan, and by independent sales agents in Europe, Asia and Latin America.

          The first Micromill(TM) facility, constructed in 1996 as a demonstration and production facility, was in a start-up mode during 1997. Micromill(TM) technology is based on a proprietary thin-strip, high-speed, continuous-belt casting technique linked directly to hot and cold rolling mills. Assuming the successful implementation and commercialization of the Micromill(TM) technology, the capital and conversion costs of Micromill(TM) facilities are expected to be significantly lower than conventional rolling mills. Kaiser is continuing its efforts to implement the Micromill(TM) technology on a full-scale basis. The facility is currently shipping qualification quantities of product to various customers, and Kaiser currently anticipates that commercial deliveries from the facility will begin during the second quarter of 1998. However, the Micromill(TM) technology has not yet been fully implemented or commercialized, and there can be no assurance that it will be successfully implemented and commercialized for use at full-scale facilities.

          Engineered Products
          The engineered products business unit maintains its headquarters and sales and engineering office in Southfield, Michigan, which works with car makers and other customers, Kaiser's Center for Technology ("CFT," see "--Research and Development"), and plant personnel to create new automotive component designs and to improve existing products. The business unit operates soft-alloy and hard-alloy extrusion facilities and engineered component (forging and casting) facilities in the United States and in Canada. Soft-alloy extrusion facilities are located in Los Angeles, California; Santa Fe Springs, California; Sherman, Texas; Richmond, Virginia; and London, Ontario, Canada. Each of the soft-alloy extrusion facilities has fabricating capabilities and provides finishing services. The Richmond, Virginia, facility, acquired in mid-1997 by Kaiser Bellwood Corporation, a wholly owned subsidiary of Kaiser, increased Kaiser's extruded products capacity and enhanced its existing extrusion business due to that facility's ability to manufacture seamless tubing and large circular extrusions and to serve the distribution and ground transportation industries. Hard-alloy rod and bar extrusion facilities are located in Newark, Ohio, and Jackson, Tennessee, which produce screw machine stock, redraw rod, forging stock, and billet. A facility located in Richland, Washington, produces seamless tubing in both hard and soft alloys for the automotive, other transportation, export, recreation, agriculture, and other industrial markets. The business unit operates a cathodic protection business located in Tulsa, Oklahoma, that extrudes both aluminum and magnesium. Major markets for extruded products are in the transportation industry, to which the business unit provides extruded shapes for automobiles, trucks, trailers, cabs and shipping containers, and in the distribution, durable goods, defense, building and construction, ordnance and electrical markets.

          The engineered products business unit operates forging facilities at Oxnard, California; and Greenwood, South Carolina; a machine shop at Greenwood, South Carolina; and a casting facility in Canton, Ohio and participates in a joint venture with Accuride Corporation, located in Erie, Pennsylvania, and Cuyahoga Falls, Ohio, that designs, manufactures and markets aluminum wheels for the commercial transportation industry. The business unit is one of the largest producers of aluminum forgings in the United States and is a major supplier of high-quality forged parts to customers in the automotive, commercial vehicle and ordnance markets. The high strength-to-weight properties of forged and cast aluminum make it particularly well-suited for automotive applications. The business unit's casting facility manufactures aluminum engine manifolds for the automobile, truck and marine markets.

          In 1997, the engineered products business unit had approximately 640 customers, the largest and top five of which accounted for approximately 8% and 18%, respectively, of the business unit's revenue. See "--Competition." Sales are made directly from plants, as well as marketing locations elsewhere in the United States.

     COMPETITION

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          Aluminum competes in many markets with steel, copper, glass, plastic and other materials. In recent years, plastic containers have increased and glass containers have decreased their respective shares of the soft drink sector of the beverage container market. In the United States, beverage container materials, including aluminum, face increased competition from plastics as increased polyethylene terephthalate ("PET") container capacity is brought on line by plastics manufacturers. Within the aluminum business, Kaiser competes with both domestic and foreign producers of bauxite, alumina and primary aluminum, and with domestic and foreign fabricators. Many of Kaiser's competitors have greater financial resources than Kaiser. Kaiser's principal competitors in the sale of alumina include Alcoa Alumina & Chemicals L.L.C., Billiton Marketing and Trading BV, and Alcan Aluminum Limited. Kaiser competes with most aluminum producers in the sale of primary aluminum.

          Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality and availability.
Kaiser also competes with a wide range of domestic and international fabricators in the sale of fabricated aluminum products. Competition in the sale of fabricated products is based upon quality, availability, price and service, including delivery performance. Kaiser concentrates its fabricating operations on selected products in which it has production expertise, high-quality capability, and geographic and other competitive advantages. Kaiser believes that, assuming the current relationship between worldwide supply and demand for alumina and primary aluminum does not change materially, the loss of any one of Kaiser's customers, including intermediaries, would not have a material adverse effect on its financial condition or results of operations.

     RESEARCH AND DEVELOPMENT

          Kaiser conducts research and development activities principally at two facilities--CFT in Pleasanton, California, and the Northwest Engineering Center adjacent to the Mead smelter in Washington. Net expenditures for company-sponsored research and development activities were $19.7 million in 1997, $20.5 million in 1996 and $18.5 million in 1995. Kaiser's research staff totaled approximately 130 at December 31, 1997. Kaiser estimates that research and development net expenditures will be approximately $11.6 million in 1998.

          CFT performs research and development across a range of aluminum process and product technologies to support Kaiser's business units and new business opportunities. It also selectively offers technical services to third parties. Significant efforts are directed at product and process technology for the aircraft, automotive and can sheet markets, and aluminum reduction cell models which are applied to improving cell designs and operating conditions. The Northwest Engineering Center maintains specialized laboratories and a miniature carbon plant where experiments with new anode and cathode technology are performed. The Northwest Engineering Center also supports Kaiser's primary aluminum smelters, and concentrates on the development of cost-effective technical innovations such as equipment and process improvements.

          CFT and the Reno, Nevada, facility are continuing their efforts to implement the Micromill(TM) technology for the production of can sheet and other sheet products. See "--Fabricated Aluminum Products Operations-- Flat-Rolled Products."

     EMPLOYEES

          At December 31, 1997, Kaiser's work force was approximately 9,600, including a domestic work force of approximately 6,080, of whom 4,120 were paid at an hourly rate. Most hourly paid domestic employees are covered by collective bargaining agreements with various labor unions. Approximately 72% of such employees are covered by a master agreement (the "Labor Contract") with the United Steelworkers of America which expires September 30, 1998. The Labor Contract covers Kaiser's plants in Spokane (Trentwood and Mead) and Tacoma, Washington; Gramercy, Louisiana; and Newark, Ohio. The Company anticipates that the Labor Contract will be renegotiated during 1998.

          The Labor Contract provides for base wages at all covered plants. In addition, workers covered by the Labor Contract may receive quarterly or more frequent bonus payments based on various indices of profitability, productivity, efficiency, and other aspects of specific plant or departmental performance, as well as, in certain cases, the price of alumina or primary aluminum. Pursuant to the Labor Contract, base wage rates were raised effective November 3, 1997, and an amount in respect of the cost of living adjustment under the previous master agreement will be phased into base wages.

     ENVIRONMENTAL MATTERS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

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

          From time to time, Kaiser is subject, with respect to its current and former operations, to fines or penalties assessed for alleged breaches of the Environmental and Health Laws and to claims and litigation brought by federal, state or local agencies and by private parties seeking remedial or other enforcement action under the Environmental and Health Laws or damages related to alleged injuries to health or to the environment, including claims with respect to certain waste disposal sites and the remediation of sites presently or formerly operated by Kaiser. Kaiser currently is subject to certain lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA").
See "Legal Proceedings--Kaiser Litigation." Kaiser, along with certain other entities, has been named as a Potentially Responsible Party ("PRP") for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA and, in certain instances, may be exposed to joint and several liability for those costs or damages to natural resources. Kaiser's Mead, Washington, facility has been listed on the National Priorities List under CERCLA. The Washington State Department of Ecology has advised Kaiser that there are several options for remediation at the Mead facility that would be acceptable to the Department. Kaiser expects that one of these remedial options will be agreed upon and incorporated into a consent decree. In addition, in connection with certain of its asset sales, Kaiser has agreed to indemnify the purchasers with respect to certain liabilities (and associated expenses) resulting from acts or omissions arising prior to such dispositions, including environmental liabilities.

          Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. See Note 12 of the Notes to Consolidated Financial Statements. In addition to cash expenditures charged to environmental accruals, environmental capital spending was $6.8 million in 1997, $18.4 million in 1996, and $9.2 million in 1995. Annual operating costs for pollution control, not including corporate overhead or depreciation, were approximately $27.5 million in 1997, $30.1 million in 1996, and $26.0 million in 1995. Legislative, regulatory and economic uncertainties make it difficult to project future spending for these purposes. However, Kaiser currently anticipates that in the 1998-1999 period, environmental capital spending will be within the range of approximately $5.0 million to $7.0 million per year, and operating costs for pollution control will be approximately $35.0 million per year.

          Kaiser is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with Kaiser or exposure to products containing asbestos produced or sold by Kaiser. The lawsuits generally relate to products Kaiser has not manufactured for at least 20 years. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Aluminum Operations--Environmental Contingencies" and "--Asbestos Contingencies."

          See also Note 12 of the Notes to Consolidated Financial Statements under the headings "Environmental Contingencies" and "Asbestos
Contingencies."

     PROPERTIES

          The locations and general character of the principal plants, mines, and other materially important physical properties relating to Kaiser's operations are described above in the "--Production Operations" sections. Kaiser owns in fee or leases all of the real estate and facilities used in connection with its business. Plants and equipment and other facilities are generally in good condition and suitable for their intended uses, subject to changing environmental requirements. Although Kaiser's domestic aluminum smelters and alumina facility were initially designed early in Kaiser's history, they have been modified frequently over the years to incorporate technological advances in order to improve efficiency, increase capacity, and achieve energy savings. Kaiser believes that its plants are cost competitive on an international basis.

          Kaiser's obligations under the credit agreement entered into on February 15, 1994, as amended (the "KACC Credit Agreement"), are secured by, among other things, mortgages on its major domestic plants (other than the Gramercy alumina refinery and Nevada Micromill(TM)). For a description of the KACC Credit Agreement, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities--Aluminum Operations-- Financing Activities and Liquidity" and Note 7 of the Notes to Consolidated Financial Statements in Item 8 to this Report.

FOREST PRODUCTS OPERATIONS

     GENERAL

          The Company engages in forest products operations through MGI and its wholly owned subsidiaries, Pacific Lumber and Britt, and Pacific Lumber's subsidiaries, Scotia Pacific Holding Company ("Scotia Pacific") and Salmon Creek Corporation ("Salmon Creek"). Pacific Lumber, which has been in continuous operation for over 125 years, engages in several principal aspects of the lumber industry--the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber products and the manufacturing of lumber into a variety of value-added finished products. Britt manufactures redwood fencing and decking products from small diameter logs, a substantial portion of which Britt acquires from Pacific Lumber (as Pacific Lumber cannot efficiently process them in its own mills).

     PACIFIC LUMBER OPERATIONS

          Timberlands
          Pacific Lumber owns and manages approximately 202,000 acres of virtually contiguous commercial timberlands located in Humboldt County along the northern California coast, an area which has very favorable soil and climate conditions for growing timber. These timberlands contain approximately three-quarters redwood and one-quarter Douglas-fir timber, are located in close proximity to Pacific Lumber's four sawmills and contain an extensive network of roads. Approximately 179,000 acres of Pacific Lumber's timberlands are owned by Scotia Pacific (the "Scotia Pacific Timberlands"), a special purpose Delaware corporation and wholly owned subsidiary of Pacific Lumber. Pacific Lumber has the exclusive right to harvest (the "Pacific Lumber Harvest Rights") approximately 8,000 acres of the Scotia Pacific Timberlands consisting substantially of virgin old growth redwood and virgin old growth Douglas-fir timber located on numerous small parcels throughout the Scotia Pacific Timberlands. The timber on the Scotia Pacific Timberlands which is not subject to the Pacific Lumber Harvest Rights is referred to herein as the "Scotia Pacific Timber." Substantially all of Scotia Pacific's assets are pledged as security for Scotia Pacific's 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes"). Pacific Lumber harvests and purchases from Scotia Pacific all of the logs harvested from the Scotia Pacific Timber. See "--Relationships with Scotia Pacific and Britt" for a description of this and other relationships among Pacific Lumber, Scotia Pacific and Britt.

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

          Pacific Lumber engages in extensive efforts to supplement the natural regeneration of timber and increase the amount of timber on its timberlands. Pacific Lumber is required to comply with California forestry regulations regarding reforestation, which generally require that an area be reforested to specified standards within an established period of time. Pacific Lumber also actively engages in efforts to establish timberlands from open areas such as pasture land. Regeneration of redwood timber generally is accomplished through the natural growth of new redwood sprouts from the stump remaining after a redwood tree is harvested. Such new redwood sprouts grow quickly, thriving on existing mature root systems. In addition, Pacific Lumber supplements natural redwood regeneration by planting redwood seedlings. Douglas-fir timber grown on Pacific Lumber's timberlands is regenerated almost entirely by planting seedlings. During 1997, Pacific Lumber planted an estimated 659,000 redwood and Douglas-fir seedlings.

          Harvesting Practices
          The ability of Pacific Lumber to sell logs or lumber products will depend, in part, upon its ability to obtain regulatory approval of timber harvesting plans ("THPs"). THPs are required to be developed by registered professional foresters and must be filed with, and approved by, the California Department of Forestry ("CDF") prior to the harvesting of timber. Each THP is designed to comply with applicable laws and regulations. The CDF's evaluation of proposed THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. See "--Regulatory and Environmental Factors and Headwaters Agreement" for information regarding Pacific Lumber's obligation to develop a plan establishing a long-term sustained yield level for its timberlands. That section also contains information regarding threatened and endangered species listings, a critical habitat designation and similar matters concerning Pacific Lumber and its operations. The number of Pacific Lumber's approved THPs and the amount of timber covered by such THPs varies significantly from time to time, depending upon a variety of factors, including the timing of agency review.

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

          Production Facilities
          Pacific Lumber owns four highly mechanized sawmills and related facilities located in Scotia, Fortuna and Carlotta, California. The sawmills historically have been supplied almost entirely from timber harvested from Pacific Lumber's timberlands. Since 1986, Pacific Lumber has implemented numerous technological advances that have increased the operating efficiency of its production facilities and the recovery of finished products from its timber. Over the past three years, Pacific Lumber's annual lumber production has averaged approximately 297 million board feet, with approximately 309, 291 and 290 million board feet produced in 1997, 1996 and 1995, respectively. The Fortuna sawmill produces primarily common grade lumber. During 1997, the Fortuna mill produced approximately 101 million board feet of lumber. The Carlotta sawmill produces both common and upper grade redwood lumber. During 1997, the Carlotta mill produced approximately 76 million board feet of lumber. Sawmills "A" and "B" are both located in Scotia. Sawmill "A" processes Douglas-fir logs and Sawmill "B" primarily processes large diameter redwood logs. During 1997, Sawmills "A" and "B" produced 91 million and 41 million board feet of lumber, respectively.

          Pacific Lumber operates a finishing and remanufacturing plant in Scotia which processes rough lumber into a variety of finished products such as trim, fascia, siding and paneling. These finished products include the redwood lumber industry's largest variety of customized trim and fascia patterns. Remanufacturing enhances the value of some grades of lumber by assembling knot-free pieces of narrower and shorter lumber into wider or longer pieces in its state-of-the-art end and edge glue plants. The result is a standard sized upper grade product which can be sold at a premium over common grade products. Pacific Lumber has also installed a lumber remanufacturing facility at its mill in Fortuna which processes low grade redwood common lumber into value-added, higher grade redwood fence and related products.

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

          In addition, Pacific Lumber owns and operates a modern 25-megawatt cogeneration power plant which is fueled almost entirely by the wood residue from Pacific Lumber's milling and finishing operations. This power plant generates substantially all of the energy requirements of Scotia, California, the town adjacent to Pacific Lumber's timberlands where several of its manufacturing facilities are located. Pacific Lumber sells surplus power to Pacific Gas and Electric Company. In 1997, the sale of surplus power accounted for approximately 2% of Pacific Lumber's total revenues.

          Products
          The following table sets forth the distribution of Pacific Lumber's lumber production (on a net board foot basis) and revenues by product line:


                              Year Ended December 31, 1997              Year Ended December 31, 1996
                       ----------------------------------------- -----------------------------------------
                         % of Total                                % of Total
                           Lumber      % of Total                    Lumber      % of Total
                         Production      Lumber      % of Total    Production      Lumber      % of Total
       Product             Volume       Revenues      Revenues       Volume       Revenues      Revenues
                       ------------- ------------- ------------- ------------- ------------- -------------
Upper grade redwood
     lumber                      12%           34%           29%           13%           33%           28%
Common grade redwood
     lumber                      55%           42%           35%           53%           42%           35%
                       ------------- ------------- ------------- ------------- ------------- -------------
     Total redwood
          lumber                 67%           76%           64%           66%           75%           63%
                       ------------- ------------- ------------- ------------- ------------- -------------
Upper grade Douglas-
     fir lumber                   4%            6%            5%            3%            6%            5%
Common grade Douglas-
     fir lumber                  25%           16%           13%           27%           16%           13%
                       ------------- ------------- ------------- ------------- ------------- -------------
     Total Douglas-
          fir lumber             29%           22%           18%           30%           22%           18%
                       ------------- ------------- ------------- ------------- ------------- -------------
Other grades of
     lumber                       4%            2%            2%            4%            3%            2%
                       ------------- ------------- ------------- ------------- ------------- -------------
     Total lumber               100%          100%           84%          100%          100%           83%
                       ============= ============= ============= ============= ============= =============
Logs                                                          7%                                        9%
                                                   =============                             =============

Hardwood chips                                                3%                                        2%
Softwood chips                                                4%                                        4%
                                                   -------------                             -------------
     Total wood chips                                         7%                                        6%
                                                   =============                             =============


          Lumber.    In 1997, Pacific Lumber sold approximately 312 million
board feet of lumber, which accounted for approximately 84% of Pacific Lumber's total revenues. Lumber products vary greatly by the species and quality of the timber from which it is produced. Lumber is sold not only by grade (such as "upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

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

          Upper grade redwood lumber, which is derived primarily from large diameter logs and is characterized by an absence of knots and other defects, is used primarily in distinctive interior and exterior applications. The overall supply of upper grade lumber has been diminishing due to increasing environmental and regulatory restrictions and other factors, and Pacific Lumber's supply of upper grade lumber has decreased in some premium product categories. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Forest Products Operations." Common grade redwood lumber, Pacific Lumber's largest volume product, has many of the same aesthetic and structural qualities of redwood uppers, but has some knots, sapwood and a coarser grain. Such lumber is commonly used for construction purposes, including outdoor structures such as decks, hot tubs and fencing.

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

          Wood Chips. Pacific Lumber uses a whole-log chipper to produce wood chips from hardwood trees which would otherwise be left as waste. These chips are sold to third parties primarily for the production of facsimile and other specialty papers. Pacific Lumber also produces softwood chips from the wood residue from its milling operations. These chips are sold to third parties for the production of wood pulp and paper products.

          Backlog and Seasonality
          Pacific Lumber's backlog of sales orders at December 31, 1997 and 1996 was approximately $26.4 and approximately $21.3 million, respectively, the substantial portion of which was delivered in the first quarter of the next fiscal year. Pacific Lumber has historically experienced lower first quarter sales due largely to the general decline in construction-related activity during the winter months. As a result, Pacific Lumber's results in any one quarter are not necessarily indicative of results to be expected for the full year.

          Other
          The Company also derives revenues from a soil amendment operation and a concrete block manufacturing operation.

          Marketing
          The housing, construction and remodeling markets are the primary markets for Pacific Lumber's lumber products. Pacific Lumber's policy is to maintain a wide distribution of its products both geographically and in terms of the number of customers. Pacific Lumber sells its lumber products throughout the country to a variety of accounts, the large majority of which are wholesalers, followed by retailers, industrial users, exporters and manufacturers. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the Mississippi River, with California accounting for approximately 66% of these sales in 1997. Common grades of Douglas-fir lumber are sold primarily in California. In 1997, the Company had three customers which accounted for approximately 10%, 5% and 5%, respectively, of Pacific Lumber's total revenues. Exports of lumber accounted for approximately 6% of Pacific Lumber's total revenues in 1997. Pacific Lumber markets its products through its own sales staff which focuses primarily on domestic sales.

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

          Employees
          As of March 1, 1998, Pacific Lumber had approximately 1,550 employees, none of whom are covered by a collective bargaining agreement.

          Relationships with Scotia Pacific and Britt
          In March 1993, Pacific Lumber consummated its offering of $235 million of 10-1/2% Senior Notes due 2003 (the "Pacific Lumber Senior Notes") and Scotia Pacific consummated its offering of $385 million of Timber Notes. Upon the closing of such offerings, Pacific Lumber, Scotia Pacific and Britt entered into a variety of agreements. Pacific Lumber and Scotia Pacific entered into a Services Agreement (the "Services Agreement") and an Additional Services Agreement (the "Additional Services Agreement"). Pursuant to the Services Agreement, Pacific Lumber provides operational, management and related services with respect to the Scotia Pacific Timber not performed by Scotia Pacific's own employees. Such services include the furnishing of all equipment, personnel and expertise not within Scotia Pacific's possession and reasonably necessary for the operation and maintenance of the Scotia Pacific Timber. In particular, Pacific Lumber is required to regenerate Scotia Pacific Timber, prevent and control loss of Scotia Pacific Timber by fires, maintain a system of roads throughout the Scotia Pacific Timberlands, take measures to control the spread of disease and insect infestation affecting Scotia Pacific Timber and comply with environmental laws and regulations. Pacific Lumber is also required (to the extent necessary) to assist Scotia Pacific personnel in updating the GIS and to prepare and file, on Scotia Pacific's behalf, all pleadings and motions and otherwise diligently pursue appeals of any denial of any THP and related matters. As compensation for these and the other services to be provided by Pacific Lumber, Scotia Pacific pays a fee which is adjusted on January 1 of each year based on a specified government index relating to wood products. The fee was approximately $115,400 per month in 1997 and is expected to be approximately $117,300 per month in 1998.

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

          Pacific Lumber and Scotia Pacific also entered into a Master Purchase Agreement (the "Master Purchase Agreement"). The Master Purchase Agreement governs all purchases of logs by Pacific Lumber from Scotia Pacific. Each purchase of logs by Pacific Lumber from Scotia Pacific is made pursuant to a separate log purchase agreement (which incorporates the terms of the Master Purchase Agreement) for the Scotia Pacific Timber covered by an approved THP. Such log purchase agreement provides for the sale to Pacific Lumber of the logs harvested from the Scotia Pacific Timber covered by such THP and generally constitutes an exclusive agreement with respect to the timber covered thereby, subject to certain limited exceptions. The Master Purchase Agreement generally contemplates that all sales of logs by Scotia Pacific to Pacific Lumber will be at a price which equals or exceeds the applicable stumpage price for such species and category, as set forth in the most recent Harvest Value Schedule published by the California State Board of Equalization (the "SBE Price"). The Harvest Value Schedule is published by the California State Board of Equalization at six month intervals for the purpose of computing yield taxes imposed on the harvesting of timber. SBE Prices are based on average actual log prices between unrelated parties over a recent twenty-four month
period.   As Pacific Lumber purchases logs from Scotia Pacific pursuant to the Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing Scotia Pacific Timber covered by approved THPs, and the purchase price is therefore based upon "stumpage prices." Substantially all of Scotia Pacific's revenues are derived from the sale of logs to Pacific Lumber under the Master Purchase Agreement.

          Pacific Lumber, Scotia Pacific and Salmon Creek also entered into a Reciprocal Rights Agreement granting to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses. In addition, Pacific Lumber entered into an Environmental Indemnification Agreement with Scotia Pacific pursuant to which Pacific Lumber agreed to indemnify Scotia Pacific from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the Scotia Pacific Timberlands. In particular, Pacific Lumber is liable with respect to any contamination which occurred on the Scotia Pacific Timberlands prior to the date of the agreement.

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

     BRITT LUMBER OPERATIONS

          Business
          Britt is located in Arcata, California, approximately 45 miles north of Pacific Lumber's headquarters. Britt's primary business is the processing of small diameter redwood logs into wood fencing products for sale to retail and wholesale customers. Britt was incorporated in 1965 and operated as an independent manufacturer of fence products until July 1990, when it was purchased by a subsidiary of the Company. Britt purchases small diameter (6 to 11 inch) redwood logs of varying lengths. Britt's purchases are primarily from Pacific Lumber, although it does purchase a variety of different diameter and different length logs from various other timberland owners. Britt processes logs at its mill into a variety of different fencing products, including "dog-eared" 1" x 6" fence stock in six foot lengths, 4" x 4" fence posts in 6 through 12 foot lengths, and other lumber products in 6 through 12 foot lengths. Britt's purchases of logs from third parties are generally consummated pursuant to short-term contracts of twelve months or less. See "--Pacific Lumber Operations-- Relationships with Scotia Pacific and Britt" for a description of Britt's log purchases from Pacific Lumber.

          Marketing
          In 1997, Britt sold approximately 90 million board feet of lumber products to approximately 84 different customers. Over one-half of its 1997 lumber sales were in California. The remainder of its 1997 sales were in ten other western states. In 1997, Britt had four customers which accounted for 29%, 18%, 10% and 8%, respectively, of Britt's total sales. Britt markets its products through its own salesmen to a variety of customers, including distribution centers, industrial remanufacturers, wholesalers and retailers.

          Britt's backlog of sales orders at December 31, 1997 and 1996 was approximately $5.4 million and $4.2 million, respectively, the substantial portion of which was delivered in the first quarter of the next fiscal year.

          Facilities and Employees
          Britt's manufacturing operations are conducted on 12 acres of land, 10 acres of which are leased on a long-term fixed-price basis from an unrelated third party. Production is conducted in a 46,000 square foot mill. An 18-acre log sorting and storage yard is located one quarter of a mile away. The mill was constructed in 1980, and capital expenditures to enhance its output and efficiency are made periodically. Britt's (single shift) mill capacity, assuming 40 production hours per week, is estimated at 37.4 million board feet of fencing products per year. As of March 1, 1998, Britt employed approximately 125 people, none of whom are covered by a collective bargaining agreement.

          Competition
          Management estimates that Britt accounted for approximately one-third of the total redwood fence market in 1997. Britt competes primarily with the northern California mills of Louisiana Pacific, Georgia Pacific, Eel River and Redwood Empire.

     REGULATORY AND ENVIRONMENTAL FACTORS AND HEADWATERS AGREEMENT

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and "Status of the Multi-Species HCP, the SYP and the Headwaters Agreement" in this section for cautionary information with respect to such forward-looking statements.

          General
          Pacific Lumber's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations plays a significant role in Pacific Lumber's business. The California Forest Practice Act (the "Forest Practice Act") and related regulations adopted by the California
Board of Forestry (the "BOF") set forth detailed requirements for the conduct of timber harvesting operations in California. These requirements include the obligation of timber companies to prepare, and obtain regulatory approval of, detailed THPs (timber harvesting plans) containing information with respect to areas proposed to be harvested (see "--
Harvesting Practices" above). As described further below, California law has also required large timber companies submitting THPs to demonstrate that their proposed timber operations will not decrease the sustainable productivity of their timberlands. A timber company may comply with this requirement by submitting for review and approval by the CDF a long-term sustained yield plan ("SYP") establishing a long-term sustained yield harvest level for their timberlands. The federal Endangered Species Act (the "ESA") and California Endangered Species Act (the "CESA") provide in general for the protection and conservation of specifically listed wildlife and plants which have been declared to be endangered or threatened. The operations of Pacific Lumber are also subject to the California Environmental Quality Act ("CEQA"), which provides for protection of the state's air and water quality and wildlife, and the California Water Quality Act and Federal Clean Water Act, which require that Pacific Lumber conduct its operations so as to reasonably protect the water quality of nearby rivers and streams.

          While compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations, have increased the costs of Pacific Lumber, they have not had a significant adverse effect on its financial position, results of operations or liquidity. However, these laws and related administrative actions and legal challenges have severely restricted the ability of Pacific Lumber to harvest virgin old growth timber on its timberlands, and to a lesser extent, residual old growth timber. As a result, Pacific Lumber, Scotia Pacific and Salmon Creek in April 1996 filed two actions (the "Takings Litigation") alleging that certain portions of their timberlands had been "taken" by California and the United States and seeking just compensation. See Item 3. "Legal Proceedings--Takings Litigation."

          Headwaters Agreement
          On September 28, 1996, Pacific Lumber (on behalf of itself, its subsidiaries and affiliates) and MAXXAM (collectively, the "Pacific Lumber Parties") entered into an agreement with the United States and California ("Headwaters Agreement") which provides the framework for the acquisition by the United States and California of approximately 5,600 acres of Pacific Lumber's timberlands. These timberlands are commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (collectively, the "Headwaters Timberlands"). A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. Approximately 4,900 of these acres are owned by Salmon Creek, with the remaining acreage being owned by Scotia Pacific (Pacific Lumber having harvesting rights on approximately 300 of such acres). The Headwaters Timberlands would be transferred in exchange for (a) property and other consideration from the United States and California having an aggregate fair market value of $300 million, and (b) approximately 7,755 acres of adjacent timberlands (the "Elk River Timberlands") to be acquired from a third party. As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Forest or the Elk Head Springs Forest to conduct any logging or salvage operations.

          Closing of the Headwaters Agreement is subject to various conditions, including (a) the United States and California furnishing the requisite consideration, (b) approval of an SYP for Pacific Lumber's timberlands, in form and substance satisfactory to Pacific Lumber, (c) approval of a habitat conservation plan covering multiple species ("Multi-Species HCP") and issuance of a related incidental take permit (the "Permit") covering Pacific Lumber's timberlands, each in form and substance satisfactory to Pacific Lumber, (d) the issuance by the Internal Revenue Service and the California Franchise Tax Board of tax closing agreements in form and substance sought by and satisfactory to the Pacific Lumber Parties, (e) acquisition of the Elk River Timberlands, (f) the absence of a judicial decision in any litigation brought by third parties that any party reasonably believes will significantly delay or impair the transactions described in the Headwaters Agreement, and (g) the dismissal of the Takings Litigation.

          In November 1997, President Clinton signed an appropriations bill which contains authorization for the expenditure of $250 million of federal funds toward consummation of the Headwaters Agreement (the "Interior Appropriations Bill"). The federal funding is to remain available until March 1, 1999 and is subject to, among other things, contribution by the State of California of its $130 million portion of funding for the Headwaters Agreement. Although California has not enacted legislation providing funds for its portion of the acquisition contemplated by the Headwaters Agreement, representatives of the State of California continue to indicate that they are considering various methods of furnishing the required consideration. In August 1997, Pacific Lumber submitted drafts of the Multi-Species HCP and the SYP to the appropriate government agencies for review. On February 27, 1998, Pacific Lumber, MAXXAM and various government agencies entered into a Pre-Permit Application Agreement in Principle (the "HCP/SYP Agreement") regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permit and the SYP. The parties have been discussing the tax closing agreements but, to date, have not been able to reach agreement. The parties to the Headwaters Agreement are working diligently to satisfy the other closing conditions.

          Terms of the HCP/SYP Agreement
          Pacific Lumber believes that execution of the HCP/SYP Agreement mentioned above is an important milestone toward completion of the Headwaters Agreement. The HCP/SYP Agreement provides that the Permit and Multi-Species HCP would have a term of 50 years. Subject to certain rights of Pacific Lumber to seek an amendment to the Permit and Multi-Species HCP, the HCP/SYP Agreement provides that for the term of the Permit, only management activities designed to enhance habitat could be conducted by Pacific Lumber in twelve forest groves not being sold to the United States
and California.   These groves aggregate approximately 8,000 acres and
consist of substantial quantities of virgin and residual old growth redwood and Douglas-fir timber. These limitations are designed primarily to protect habitat for the marbled murrelet, a coastal seabird which has been listed as endangered under the CESA and threatened under the ESA. The HCP/SYP Agreement also requires Pacific Lumber to initiate a specified watershed assessment process, which Pacific Lumber has begun. This process is intended to result in appropriate protective zones for fish and other wildlife being established adjacent to the streams on Pacific Lumber's timberlands. Until the watershed assessment process is complete, Pacific Lumber must incorporate certain interim stream protective measures into its THPs, including amending its pending (but not yet approved) THPs. These interim stream protection measures are more stringent than the measures currently required by existing state regulations.

          Effect of the HCP/SYP Agreement
          In addition to being an important milestone toward completion of the Headwaters Agreement, Pacific Lumber also believes that the HCP/SYP Agreement would be a positive development in respect of the environmental challenges that it has faced over the last several years. For instance, various groups and individuals have filed objections with the CDF and the BOF regarding these agencies' and the BOF's actions and rulings with respect to certain of Pacific Lumber's THPs. In addition, lawsuits are pending or threatened which seek to prevent Pacific Lumber from implementing certain of its approved THPs. While challenges with respect to Pacific Lumber's young growth timber have historically been limited, a lawsuit was recently filed under the ESA which relates to a significant number of THPs covering young growth timber of Pacific Lumber. See Item 3. "Legal Proceedings--Timber Harvesting Litigation." While Pacific Lumber expects these environmentally focused objections and lawsuits to continue, it believes that the HCP/SYP Agreement will enhance its position in connection with these challenges. Pacific Lumber also believes that the Multi-Species HCP would expedite the preparation and facilitate approval of its THPs.

          A related environmental challenge which Pacific Lumber has faced is the listing of threatened or endangered species which are found on Pacific Lumber's timberlands. Several species, including the northern spotted owl, the marbled murrelet and the coho salmon, have been listed as endangered or threatened under the ESA and/or the CESA. Other species such
as the steelhead trout could be listed in the future.   Pacific Lumber has
developed federal and state northern spotted owl management plans which permit harvesting activities to be conducted so long as Pacific Lumber adheres to certain measures designed to protect the northern spotted owl.

          The potential impact of the listings of the marbled murrelet and the coho salmon is more uncertain. The marbled murrelet has been listed as endangered under the CESA and as threatened under the ESA. Approximately 33,000 acres of Pacific Lumber's timberlands have been designated as critical habitat for the marbled murrelet. Pacific Lumber incorporates mitigation measures into its THPs as necessary to protect and maintain habitat for the marbled murrelet on its timberlands and conducts certain pre-harvest marbled murrelet surveys. These surveys delay the review and approval process with respect to certain of the THPs filed by Pacific Lumber. They have also indicated that Pacific Lumber has certain timberlands which are occupied murrelet habitat. As discussed in "--Terms of the HCP/SYP Agreement" above, the HCP/SYP Agreement contains provisions regarding protection of the marbled murrelet.

          The coho salmon was listed in April 1997 as threatened under the ESA in northern California, including Pacific Lumber's timberlands. The State of California and other persons, including Pacific Lumber, are working with NMFS and other government agencies to determine what mitigation measures will be instituted to protect the coho salmon. As discussed above, the HCP/SYP Agreement contains provisions regarding establishment of protective measures for the coho salmon and other fish and wildlife species. Pacific Lumber is also attempting to include in the Multi-Species HCP a resolution of the potential effect of limits by the Environmental Protection Agency ("EPA") on sedimentation, temperature and other factors (i.e. non-point source total maximum daily loadings; "TMDL"). The EPA is in the process of establishing limits on TMDL under the Federal Clean Water Act for seventeen northern California rivers and certain of their tributaries, including rivers within Pacific Lumber's timberlands. The TMDL limits will be aimed at protecting water quality.

          As a result of the HCP/SYP Agreement, Pacific Lumber will revise and resubmit the Multi-Species HCP. If the Multi-Species HCP is approved, Pacific Lumber would be issued the Permit, which would allow limited incidental "take" of listed species so long as there was no "jeopardy" to the species. The Multi-Species HCP would also identify measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent possible. The Multi-Species HCP will be designed to protect habitat for and accommodate species currently listed under the ESA and CESA such as the marbled murrelet and coho salmon, as well as to consider candidate and future-listed species and their potential habitat needs. This forward-looking feature of the Multi-Species HCP is designed to both protect future-listed species and their habitat, and to provide more certainty and protection to Pacific Lumber against further restrictions on harvesting as a result of future listings or unforeseen circumstances. This additional protection and certainty against future listings and unforeseen circumstances is referred to as the "no surprises" policy of the United States Fish and Wildlife Service ("USFWS"), which must review and approve the Multi-Species HCP.

          The HCP/SYP Agreement also contains certain provisions relating to the SYP.  Pacific Lumber will submit a revised SYP, which will assume that the transactions contemplated by the Headwaters Agreement (including acquisition of the Elk River Timberlands) will be consummated and that the Multi-Species HCP will be approved. Subject to further study, Pacific Lumber expects to propose a long-term sustained yield harvest level
("LTSY") which is somewhat less than Pacific Lumber's recent harvest levels. In order to mitigate the anticipated impact of the SYP, Pacific Lumber has acquired approximately 11,000 acres of timberlands since January 1, 1996 and expects to continue to acquire such additional timberlands as will enable it to maintain recent harvest levels. However, there can be no assurance that Pacific Lumber would be able to continue such acquisitions, which would be limited by Pacific Lumber's financial resources and the
availability of acceptable properties.   If the SYP is approved, Pacific
Lumber will have complied with certain BOF regulations requiring that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level.
The SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that Pacific Lumber's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. The
HCP/SYP Agreement provides that upon submission of certain timber growth estimates by Pacific Lumber, CDF will find the SYP sufficient for public review. An approved SYP is expected to be valid for ten years, although it would be subject to review after five years. Thereafter, revised SYPs will be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

          Status of the Multi-Species HCP, the SYP and the Headwaters
          Agreement
          The final terms of the SYP, the Multi-Species HCP and the Permit are subject to additional negotiation and agreement among the parties. At such time as the parties reach agreement on the form of the Multi-Species HCP and the Permit, these documents, along with federal and state environmental impact statements, will be made available for public review and comment. After the government agencies complete the public review process and approve a final environmental impact statement, the agencies will decide whether to approve a Multi-Species HCP and a Permit. A similar process will occur with respect to the SYP. While Pacific Lumber believes that the HCP/SYP Agreement represents an important milestone toward completion of the Headwaters Agreement and the parties are working diligently to complete the Multi-Species HCP and the SYP as well as the other closing conditions contained in the Headwaters Agreement, there can be no assurance that the Headwaters Agreement will be consummated or that an SYP, Multi-Species HCP or Permit acceptable to Pacific Lumber will be approved.

          In the event that a Multi-Species HCP is not approved, Pacific Lumber will not enjoy the benefits of expedited preparation and facilitated review of its THPs. Furthermore, if a Multi-Species HCP acceptable to Pacific Lumber is not approved, it is impossible for Pacific Lumber to determine the potential adverse effect of the listings of the marbled murrelet and coho salmon or the TMDL limits on Pacific Lumber's financial position, results of operations or liquidity until such time as the various regulatory and legal issues are resolved; however, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on significant amounts of its timberlands, such effect could be materially adverse to Pacific Lumber. With respect to the SYP, it is impossible for Pacific Lumber to assess its impact until such time as it is approved by the CDF. If the Headwaters Agreement is not consummated and Pacific Lumber is unable to harvest or is severely limited in harvesting on various of its timberlands, it intends to continue and/or expand its Takings Litigation seeking just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute an uncompensated governmental taking of private property for public use.

          Potential Future Developments
          Laws, regulations and related judicial decisions and administrative interpretations dealing with Pacific Lumber's operations are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. From time to time, bills are introduced in the California legislature and the U.S. Congress which relate to the business of Pacific Lumber, including the protection and acquisition of old growth and other timberlands, endangered species, environmental protection, air and water quality and the restriction, regulation and administration of timber harvesting practices. It is impossible to predict the content of any such bills, the likelihood of any of the bills passing or the impact of any of these bills on the future liquidity, financial position or operating results of Pacific Lumber. Furthermore, any bills which are passed are subject to executive veto and court challenge. In addition to existing and possible new or modified statutory enactments, regulatory requirements and administrative and legal actions, the California timber industry remains subject to potential California or local ballot initiatives and evolving federal and California case law which could affect timber harvesting practices. It is impossible, however, to assess the effect of such matters on Pacific Lumber's financial position, operating results or liquidity.

REAL ESTATE AND OTHER OPERATIONS

     REAL ESTATE AND RESORT OPERATIONS

          General
          The Company, principally through its wholly owned subsidiaries, is also engaged in the business of residential and commercial real estate investment and development, primarily in Arizona, California, Texas and Puerto Rico. At December 31, 1997, the Company had approximately $17.1 million of outstanding receivables derived from the financing of real estate sales in its land developments and may continue to finance real estate sales in the future. As of December 31, 1997, these receivables had a weighted average interest rate of approximately 10%, a weighted average maturity of less than three years and average borrower equity of approximately 50%. As of December 31, 1997, the Company also held $6.5 million of other receivables as a portion of the RTC Portfolio (as defined below).

          Principal Properties
          Palmas del Mar. Palmas del Mar, a master-planned community located on the southeastern coast of Puerto Rico near Humacao ("Palmas"), was acquired by a subsidiary of the Company in 1984. As of December 31, 1997, Palmas included approximately 1,900 acres of undeveloped land.
Palmas del Mar Properties, Inc. ("PDMPI"), the subsidiary through which the Company primarily conducts operations at Palmas, is planning development
and sale of certain of this remaining acreage.   PDMPI or its affiliates
also own a 23-room luxury hotel known as the Palmas Inn, a casino, a Gary Player-designed 18-hole golf course, 20 tennis courts, and other facilities within Palmas. Additionally, 104 condominiums are utilized by PDMPI in its timesharing program (comprising 5,300 time-share intervals, of which approximately 1,045 remain to be sold). A 102-room hotel and adjacent executive convention center, known as the Candelero Hotel, a marina, and certain restaurant facilities within Palmas, are owned and operated by third parties. Approximately 1,300 private residences are also presently located within Palmas.

          In 1997, PDMPI sold approximately five acres to be developed as a residential project consisting of 63 villas and casitas, 366 time-share intervals and 573 time-share conversions for an aggregate of $7.9 million, before deferred income of $2.2 million. During 1996, PDMPI sold 20 condominiums, 219 time-share intervals, one residential lot and 727 time-share conversions for an aggregate of $9.6 million. In addition, on December 20, 1996, PDMPI completed the sale of the Candelero Hotel and certain other assets of Palmas for a purchase price of $7.5 million. PDMPI is entitled to royalty payments from the purchaser, for a period of 49 years, equal to 3% of the gross revenues from the Candelero Hotel and a percentage of gross revenues from certain other assets. The Candelero Hotel and certain other current or former assets of Palmas are being managed for the purchaser and PDMPI by an affiliate of Wyndham Hotels.

          Palmas Country Club, Inc. ("PCCI"), a subsidiary of PDMPI, owns the Palmas Country Club which consists of the golf course at Palmas, a clubhouse, tennis courts and other facilities. PCCI is in the process of constructing an additional golf course, as well as a new clubhouse and related facilities to replace existing facilities.

          Fountain Hills
          In 1968, a subsidiary of the Company purchased and began developing approximately 12,100 acres of real property at Fountain Hills, Arizona, which is located near Phoenix and adjacent to Scottsdale, Arizona. As of December 31, 1997, Fountain Hills had approximately 3,446 acres of undeveloped residential land, 68 developed commercial and industrial lots, 147 acres of undeveloped commercial and industrial land and 106 developed residential lots available for sale. The year-round population of Fountain Hills is approximately 16,500. The Company is planning the development of certain of the remaining acreage at Fountain Hills. Future sales are expected to consist mainly of undeveloped acreage, semi-developed parcels and fully-developed lots. During 1997, 63 residential lots, 20 commercial parcels, and 193 acres were sold for an aggregate of $19.1 million, before deferred income of $4.4 million. During 1996, 67 residential lots, 20 commercial parcels and 2 acres were sold for an aggregate of $7.5 million. These sales figures do not include those arising from the SunRidge Canyon development described in the following paragraph.

          In 1994, a subsidiary of the Company entered into a joint venture to develop an area in Fountain Hills known as SunRidge Canyon. The development is a residential golf-oriented, upscale master-planned community. The project includes 950 acres, of which 185 have been developed into a championship-quality, public golf course which opened for play in November 1995. The remaining 765 acres are being developed into approximately 841 single family lots. Sales of the individual lots began in November 1995. The project consists of both custom lots, marketed on an individual basis, and production lots, marketed to home builders. There are currently five homebuilders actively involved in the construction and sale of new homes within SunRidge Canyon. During 1997, 43 custom lots and 172 production lots were sold for an aggregate of $13.8 million. During 1996, 39 custom lots and 70 production lots were sold for an aggregate of $8.9 million. The development is owned by SunRidge Canyon L.L.C., an Arizona limited liability company organized by a subsidiary of the Company and SunCor Development Company. A subsidiary of the Company holds a 50% equity interest in the joint venture.

          In October 1997, the Fountain Hills Sanitary District (the "Sanitary District") adopted a moratorium on the approval of new subdivision development, until the Sanitary District can determine the means of disposing of treated effluent flows expected in future years. The Company is engaged in negotiations with the Sanitary District regarding short term disposal options, which may allow development of one or more additional subdivisions within Fountain Hills. The Company anticipates that it will be unable to develop and sell other material portions of its undeveloped inventory during the pendency of this moratorium. It is unclear when the Sanitary district will end the moratorium. The Company otherwise intends to continue development of its remaining acreage at Fountain Hills in a manner that will allow it to maintain recent sales levels, although there can be no assurance that it will be able to do so.

          Texas. In June 1991, a wholly owned subsidiary of the Company purchased from the Resolution Trust Corporation at an auction, for approximately $122.3 million, a portfolio of 27 parcels of income producing real property and 28 loans secured by real property (the "RTC Portfolio"). Substantially all of the real property was located in Texas, with the largest concentration in the vicinities of San Antonio, Houston, Austin and Dallas. From 1992 to December 31, 1997, an aggregate of approximately $41.7 million in loans (which represented thirteen loans) were sold or paid off and 41 properties (including fifteen acquired via foreclosure) were sold for aggregate consideration of approximately $207.6 million. These transactions resulted in aggregate gains of $107.8 million. As of December 31, 1997, two loans resulting from property sales and one property, having an aggregate net book value of $8.1 million, remained in the RTC Portfolio. One loan for $6.4 million has subsequently been paid off. The remaining property is currently subject to a sales contract providing for a purchase price of $3.5 million.

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

          Rancho Mirage. In 1991, a subsidiary of the Company acquired Mirada, a 195-acre luxury resort-residential project located in Rancho Mirage, California. Mirada is a master planned community built into the Santa Rosa Mountains, 650 feet above the Coachella Valley floor. Two of the five parcels within the project have been developed, one of which is a custom lot subdivision of 46 estate lots. The Ritz-Carlton Rancho Mirage Hotel, which is owned and operated by a third party, was developed on the second parcel. The three remaining parcels encompass approximately 130 acres, which, under a development agreement with the City of Rancho Mirage,
may be developed with a variety of residential uses.   In 1997, the term of
the development agreement with the City of Rancho Mirage, respecting entitlements for the Mirada development, was extended from 2000 to 2011. During 1997, six lots were sold for an aggregate of $3.1 million before deferred income of $0.1 million. The Company is currently marketing the project's 11 fully-developed lots and an off-site commercial property, and engages in limited construction and direct sale of residential units. The Company is also attempting to obtain environmental approvals for development of all three of its remaining parcels within Mirada, and final regulatory approvals for development of one of these. There can be no assurance that the Company can satisfy the requirements of such environmental approvals or any additional conditions of such final approvals.

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

          Employees
          As of March 1, 1998, the Company's real estate operations had approximately 145 employees.

     SAM HOUSTON RACE PARK

          General
          In July 1993, MAXXAM, through subsidiaries, acquired various interests in Sam Houston Race Park, Ltd. ("SHRP, Ltd."), a Texas limited partnership which owns and operates Sam Houston Race Park (the "Race Park"), a Texas Class 1 horse racing facility located within the greater Houston metropolitan area. In April 1995, SHRP, Ltd. and two affiliated entities filed for Chapter 11 bankruptcy reorganization. The debtors' plan of reorganization (the "Plan") was subsequently confirmed and completed pursuant to which a wholly owned subsidiary of MAXXAM contributed cash of $5.8 million and an adjoining 87-acre tract of land (having a fair market value of $2.3 million). A wholly owned subsidiary of MAXXAM is the new managing general partner of SHRP, Ltd. As a result of those transactions, and certain subsequent purchases of the 11-3/4% Senior Secured Extendible Notes of SHRP, Ltd. and the corresponding shares of common stock of SHRP Equity, Inc. (a Delaware corporation and an additional general partner of the reorganized SHRP, Ltd.), wholly owned subsidiaries of MAXXAM hold, directly or indirectly, approximately 90.5% of the equity in the reorganized SHRP, Ltd.

          See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities--Real Estate and Other Operations--Investing" for information regarding the financial condition of SHRP, Ltd.

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

          Marketing and Competition
          The Race Park believes that the majority of the patrons for the Race Park reside within a 50-mile radius of the Race Park, which includes the greater Houston metropolitan area, and that a secondary market of occasional patrons can be developed outside the 50-mile radius but within a 100-mile radius of the Race Park. The Race Park uses a number of marketing strategies in an attempt to reach these people and make them more frequent visitors to the Race Park. The Race Park competes with other forms of entertainment, including casinos located approximately 125 to 150 miles from Houston, a greyhound racetrack located 60 miles from the Race Park and a wide range of sporting events and other entertainment activities in the Houston area. The Race Park could in the future also compete with other forms of gambling in Texas, including casino gambling on Indian reservations or otherwise. While the Race Park believes that the location of the Race Park is a competitive advantage over the other more distant gaming ventures mentioned above, the most significant challenge for the Race Park is to develop and educate new racing fans in a market where pari-mutuel wagering has been absent since the 1930's. Other competitive factors faced by the Race Park include the allocation of sufficient live race days by the Racing Commission and attraction of sufficient race horses to run at the Race Park. The Race Park had 143 days of live racing during 1997. The Race Park currently has 118 days of live racing scheduled for 1998.

EMPLOYEES

          At March 1, 1998, MAXXAM and its subsidiaries employed approximately 2,000 persons, exclusive of those involved in Aluminum Operations.

ITEM 2.        PROPERTIES

          For information concerning the principal properties of the Company, see Item 1. "Business."

ITEM 3.        LEGAL PROCEEDINGS

GENERAL

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" as well as the following paragraph for cautionary information with respect to such forward-looking statements.

          The following describes certain legal proceedings in which the Company or its subsidiaries are involved. The Company and certain of its subsidiaries are also involved in various claims, lawsuits and other proceedings not discussed herein which relate to a wide variety of matters. Uncertainties are inherent in the final outcome of those and the below-described matters, and it is presently impossible to determine the actual costs that ultimately may be incurred. Nevertheless, the Company believes (unless otherwise indicated below) that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. However, there can be no assurance that there will not be adverse determinations or settlements in one or more of the matters identified below or other proceedings that could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

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

          On December 26, 1995, the OTS initiated a formal administrative proceeding (the "OTS action") against the Company and others by filing a Notice of Charges (No. AP 95-40; the "Notice"). The Notice alleges, among other things, misconduct by the Company, Federated Development Company ("Federated"), Mr. Charles Hurwitz and others (the "respondents") with respect to the failure of USAT. Mr. Hurwitz is the Chairman of the Board and Chief Executive Officer of the Company. Mr. Hurwitz is also the Chairman of the Board and Chief Executive Officer of Federated, a New York business trust wholly owned by Mr. Hurwitz, members of his immediate family and trusts for the benefit thereof. Mr. Hurwitz and a wholly owned subsidiary of Federated collectively own approximately 68% of the aggregate voting power of the Company. The Notice claims that the Company was a savings and loan holding company, that with others it controlled USAT, and that, as a result of such status, it was obligated to maintain the net worth of USAT. The Notice makes numerous other allegations against the Company and the other respondents, including that through USAT it was involved in prohibited transactions with Drexel, Burnham, Lambert Inc. ("Drexel"). The OTS, among other things, seeks unspecified damages of approximately $560 million from the Company and Federated for restitution and reimbursement against loss for their pro rata portion (allegedly 35%) of the amount of USAT's capital deficiency and all imbedded losses as of the date of USAT's receivership (allegedly $1.6 billion). The OTS also seeks civil money penalties and a removal from, and prohibition against the Company and the other respondents engaging in, the banking industry. The hearing on the merits of this matter commenced on September 22, 1997, adjourned on December 19, 1997, and is scheduled to recommence on June 16, 1998. It is impossible to predict the ultimate outcome of the foregoing matter or its potential impact on the Company's consolidated financial position, results of operations or liquidity. See also the description of the FDIC action and the Martel action below.

          On August 2, 1995, the Federal Deposit Insurance Corporation ("FDIC") filed a civil action entitled Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (the "FDIC action") in the U.S. District Court for the Southern District of Texas (No. H-95-3956). The original complaint was against Mr. Hurwitz and alleged damages in excess of $250.0 million based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. The original complaint further alleged, among other things, that Mr. Hurwitz was obligated to ensure that UFG, Federated and MAXXAM maintained the net worth of USAT. In January 1997, the FDIC filed an amended complaint which seeks, conditioned on the OTS prevailing in the OTS action, unspecified damages from Mr. Hurwitz relating to amounts the OTS does not collect from the Company and Federated with respect to their alleged obligations to maintain USAT's net worth. On February 6, 1998, Mr. Hurwitz filed a motion seeking dismissal of this action. It is impossible to predict the ultimate outcome of the foregoing matter or its potential impact on the Company's consolidated financial position, results of operations or liquidity.

          In January 1995, an action entitled U.S., ex rel., Martel v. Hurwitz, et al. (the "Martel action") was filed in the U.S. District Court for the Northern District of California (No. C950322), which named as defendants the Company, Mr. Hurwitz, MGI, Federated, UFG and a former director of the Company. This action is purportedly brought by plaintiff on behalf of the U.S. government; however, the U.S. government has declined to participate in the suit. The suit alleges that defendants made false statements and claims in violation of the Federal False Claims Act in connection with USAT. Plaintiff alleges, among other things, that defendants used the federally insured assets of USAT to acquire junk bonds from Michael Milken and Drexel and that, in exchange, Mr. Milken and Drexel arranged financing for defendants' various business ventures, including the acquisition of Pacific Lumber. Plaintiff alleges that as a result of USAT's insolvency the defendants should be required to pay $1.6 billion (subject to trebling) to cover USAT's losses. The Company's alleged portion of such damages has not been specified. Plaintiff seeks, among other things, that the Court impose a constructive trust upon the fruits of the alleged improper use of USAT funds. In August 1996, the Court transferred this matter (No. 96-CV-1164) to the court handling the FDIC action. On February 6, 1998, defendants' motion to dismiss was taken under submission by the Court.

     ZERO COUPON NOTE LITIGATION

          In April 1989, an action was filed against MAXXAM, MGI, MAXXAM Properties Inc. ("MPI"), a wholly owned subsidiary of MGI, and certain of the Company's directors in the Court of Chancery of the State of Delaware, entitled Progressive United Corporation v. MAXXAM Inc., et al. (No. 10785). Plaintiff purports to bring this action as a stockholder of the Company derivatively on behalf of the Company and MPI. In May 1989, a second action containing substantially similar allegations was filed in the Court of Chancery of the State of Delaware, entitled Wolf v. Hurwitz, et al. and the two cases were consolidated (under case No. 10785; collectively, the "Zero Coupon Note actions"). The Zero Coupon Note actions relate to a Put and Call Agreement entered into between MPI and Mr. Hurwitz, as well as a predecessor agreement (the "Prior Agreement"). Among other things, the Put and Call Agreement provided that Mr. Hurwitz had the option (the "Call") to purchase from MPI certain notes (or the Company's common stock into which they were converted) for $10.3 million. In July 1989, Mr. Hurwitz exercised the Call and acquired 990,400 shares of the Company's common stock. The Zero Coupon Note actions generally allege that in entering into the Prior Agreement Mr. Hurwitz usurped a corporate opportunity belonging to the Company, that the Put and Call Agreement constituted a waste of corporate assets of the Company and MPI, and that the defendant directors breached their fiduciary duties in connection with these matters. Plaintiffs seek to have the Put and Call Agreement declared null and void, among other remedies. On February 3, 1998, the Court dismissed this action.

     RANCHO MIRAGE LITIGATION

          See "Rancho Mirage Litigation Settlement" in Note 12 of the Notes to Consolidated Financial Statements for a description of the settlement of this litigation which was approved by the Court in December 1997 and completed in January 1998.

KAISER LITIGATION

     UNITED STATES OF AMERICA V. KAISER ALUMINUM & CHEMICAL CORPORATION

          In February 1989, a civil action was filed by the DOJ at the request of the EPA against KACC in the United States District Court for the Eastern District of Washington, Case No. C-89-106-CLQ. The complaint alleged that emissions from certain stacks at KACC's Trentwood facility in Spokane, Washington, intermittently violated the opacity standard contained in the Washington State Implementation Plan ("SIP"), approved by the EPA under the federal Clean Air Act. KACC and the EPA, without adjudication of any issue of fact or law, and without any admission of the violations alleged in the underlying complaint, have entered into a consent decree, which was approved by a consent order entered by the United States District Court for the Eastern District of Washington in January 1996. As approved, the consent decree settles the underlying disputes and requires KACC to (i) pay a $.5 million civil penalty (which penalty has been paid), (ii) complete a program of plant improvements and operational changes that began in 1990 at its Trentwood facility, including the installation of an emission control system to capture particulate emissions from certain furnaces, and (iii) achieve and maintain furnace compliance with the opacity standard in the Washington SIP. KACC has completed the installation of the emission control system. If the relevant furnaces continue to show compliance through July 15, 1998, KACC intends to request termination of the consent decree.

     ASBESTOS-RELATED LITIGATION

          KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 20 years. Subsequent to December 31, 1997, KACC reached agreements settling approximately 25,000 of the pending asbestos-related claims. Also subsequent to year-end 1997, KACC reached agreements on asbestos-related coverage matters with two insurance carriers under which KACC collected a total of approximately $17.5 million. For additional information, see Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities--Aluminum Operations--Environmental Contingencies" and "-- Asbestos Contingencies" and Note 12 of the Notes to Consolidated Financial Statements under the headings "Environmental Contingencies" and "Asbestos Contingencies" in Item 8 of this Report.

     HAMMONS V. ALCAN ALUMINUM CORP. ET AL

          On March 5, 1996, a class action complaint was filed against the Kaiser, Alcan Aluminum Corp., Aluminum Company of America, Alumax, Inc, Reynolds Metal Company, and the Aluminum Association in the Superior Court of California for the County of Los Angeles, Case No. BC145612. The complaint claims that the defendants conspired, in violation of the California Cartwright Act, in conjunction with a Memorandum of Understanding ("MOU") entered into in 1994 by representatives of Australia, Canada, the European Union, Norway, the Russian Federation and the United States to restrict the production of primary aluminum resulting in price increases for primary aluminum and aluminum products. The complaint seeks certification of a class consisting of persons who at any time between January 1, 1994, and the date of the complaint purchased aluminum or aluminum products manufactured by one or more of the defendants and estimates damages sustained by the class to be $4.4 billion during the year 1994, before trebling. Plaintiff's counsel has estimated damages to be $4.4 billion per year for each of the two years the MOU was active, which when trebled equals $26.4 billion. On April 2, 1996, the case was removed to the United States District Court for the Central District of California. On July 11, 1996, the Court granted summary judgment in favor of Kaiser and other defendants and dismissed the complaint as to all defendants. On July 18, 1996, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On December 11, 1997, the United States Court of Appeals for the Ninth Circuit affirmed the decision of the District Court. On December 23, 1997, the plaintiff filed a petition for rehearing en banc.

     OTHER MATTERS

          Various other lawsuits and claims are pending against Kaiser. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on Kaiser's consolidated financial position, results of operations or liquidity.

PACIFIC LUMBER LITIGATION

          On January 26, 1998, an action entitled Coho Salmon, et al. v. Pacific Lumber, et al. (No. 98-0283) (the "Coho lawsuit") was filed against Pacific Lumber, Scotia Pacific and Salmon Creek in the United States District Court for the Northern District of California. This action alleges, among other things, violations of the ESA and claims that defendants' logging operations in five watersheds have contributed to the "take" of the coho salmon. This action relates to a significant number of Pacific Lumber's approved or pending THPs. Plaintiffs seek, among other things, to enjoin timber harvesting on the THPs and acreage identified.
The THPs which are the subject of the Coho lawsuit are at various stages of the THP cycle. Approximately one-third of the THPs have been submitted to the CDF, but have not yet been approved and will have to be amended pursuant to the HCP/SYP Agreement discussed above under Item 1. "Business- -Forest Products Operations--Regulatory and Environmental Factors."
Pacific Lumber estimates that as of February 15, 1998, approximately 28 million board feet of standing timber remained to be harvested under the
approved THPs.   While the Company believes that completion of the HCP/SYP
Agreement is a positive development in respect of the Coho lawsuit, the Company is unable to predict the outcome of this case or its ultimate impact on Pacific Lumber.

          On April 22, 1996, Salmon Creek filed a lawsuit entitled Salmon Creek Corporation v. California State Board of Forestry, et al. (No. 96CS01057) in the Superior Court of Sacramento County. This action seeks to overturn the BOF's decision denying approval of a THP relating to approximately 8 acres of virgin old growth timber in the Headwaters Forest. Salmon Creek seeks a court order requiring approval of the THP so that it may harvest timber in order to construct a road in accordance with the THP. Salmon Creek also seeks constitutional "just compensation" damages to the extent that its old growth timber within and surrounding the THP has been "taken" without compensation by reason of this regulatory denial and previous actions of governmental authorities. In addition, on May 7, 1996, Pacific Lumber, Scotia Pacific and Salmon Creek filed a lawsuit entitled The Pacific Lumber Company, et al. v. The United States of America (No. 96-
257L) in the United States Court of Federal Claims. The suit alleges that the federal government has "taken" without compensation over 3,800 acres of Pacific Lumber's old growth timberlands through its application of the ESA. Pacific Lumber and Salmon Creek seek constitutional "just compensation" damages for the taking of these timberlands by the federal government's actions. The court in each of these actions has granted the parties' agreed motions to stay the actions pursuant to the Headwaters Agreement. These actions would be dismissed if the Headwaters Agreement is consummated. See Item 1. "Business--Forest Products Operations-- Regulatory and Environmental Factors and Headwaters Agreement" for a description of the Headwaters Agreement.

OTHER MATTERS

          Groundwater contamination has been found on property sold to a subsidiary of the Company by a subsidiary of Rockwell International Corporation ("Rockwell"). The sales agreement contained indemnity provisions which Rockwell is alleging require the Company to indemnify Rockwell for all environmental liabilities. In March 1992, an enforcement action was filed against Rockwell and the current property owners by the Nevada Division of Environmental Protection seeking an order that would require defendants to investigate and report on the nature and extent of the pollution and contamination on the property. This action has been stayed pending continued environmental investigation and remediation by Rockwell. The Company was named as a defendant in three related damage actions filed by certain persons. Two of these cases have settled to date and in each case the Company's share of the settlement was 21%. In September 1996, Rockwell submitted a global settlement package to the Company. An Environmental Cleanup Liability report, which accompanied Rockwell's settlement package and which was prepared by Rockwell's experts, estimates total costs to be $26.1 million (which the Company is disputing). The Company has proposed and Rockwell has agreed in principle to non-binding mediation. Rockwell has also agreed to provide an update to its Environmental Cleanup Liability report.

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

                                  PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

          The Company's common stock, $.50 par value, is traded on the American, Pacific and Philadelphia Stock Exchanges. The stock symbol is MXM. The following table sets forth, for the calendar periods indicated, the high and low sales prices per share of the Company's common stock as reported on the American Stock Exchange Consolidated Composite Tape.



                                                   1997                        1996
                                       --------------------------- ---------------------------
                                            High          Low           High          Low
                                       ------------- ------------- ------------- -------------
     First quarter                         53-3/4        45-1/4       48-7/8        35-3/8
     Second quarter                        48-3/4        41-7/8       50-7/8        39-1/4
     Third quarter                         62-3/8        46-5/8       45            35-3/4
     Fourth quarter                        56-1/2        41           47-3/4        37-1/8



          The following table sets forth the number of record holders of each class of publicly-owned securities of the Company at March 15, 1998:



                                                           Number of
                                                             Record
                     Title of Class                         Holders
-------------------------------------------------------- -------------
Common Stock                                                     4,537
Class A $.05 Non-cumulative Participating Convertible
     Preferred Stock                                                32

          The Company has not declared any cash dividends on its Common Stock and has no present intention to do so.


ITEM 6.        SELECTED FINANCIAL DATA

          The following summary of consolidated financial information for each of the five years ended December 31, 1997 is not reported upon herein by independent public accountants and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto which are contained elsewhere herein.


                                                     Years Ended December 31,
                              ---------------------------------------------------------------------
                                   1997           1996          1995          1994          1993
                              -------------  ------------  ------------  ------------  ------------
                                          (In millions of dollars, except share amounts)
CONSOLIDATED STATEMENT OF
     OPERATIONS:
     Net sales                $     2,729.1  $    2,543.3  $    2,565.2  $    2,115.7  $    2,031.1
     Operating income (loss)          236.4         131.3         257.6           7.3         (96.1)
     Income (loss) before
          extraordinary item
          and cumulative
          effect of changes in
          accounting
          principles                   65.2          22.9          57.5        (116.7)       (131.9)
     Extraordinary item, net              -             -             -          (5.4)        (50.6)
     Cumulative effect of
          changes in
          accounting
          principles, net                 -             -             -             -        (417.7)
     Net income (loss)                 65.2          22.9          57.5        (122.1)       (600.2)

CONSOLIDATED BALANCE SHEET AT
     END OF PERIOD:
     Total assets                   4,114.2       4,115.7       3,832.3       3,690.8       3,572.0
     Long-term debt, less
          current maturities        1,888.0       1,881.9       1,585.1       1,582.5       1,567.9
     Stockholders' deficit (1)         (2.9)        (50.8)        (83.8)       (275.3)       (167.9)

PER SHARE INFORMATION:
     Basic:
          Income (loss) before
               extraordinary
               item and
               cumulative
               effect of
               changes in
               accounting
               principles              7.81          2.63          6.60        (13.43)       (15.16)
          Net income (loss)(2)         7.81          2.63          6.60        (14.04)       (69.01)
     Diluted:
          Income (loss) before
               extraordinary
               item and
               cumulative
               effect of
               changes in
               accounting
               principles              7.14          2.42          6.08        (13.43)       (15.16)
          Net income (loss)(2)         7.14          2.42          6.08        (14.04)       (69.01)

---------------

(1) MAXXAM Inc. has not declared or paid any cash dividends during the five year period ended December 31, 1997.
(2) Included in 1994 and 1993 are extraordinary items of: $(.61) and $(5.81), respectively. Included in 1993 is $(48.03) attributable to the cumulative effect of changes in accounting principles.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section (see "Results of Operations--Aluminum Operations," "Results of Operations--Forest Products Operations," "Financial Condition and Investing and Financing Activities" and "Trends"). See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements. The following should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto which are contained elsewhere herein.

RESULTS OF OPERATIONS

     ALUMINUM OPERATIONS

          Aluminum operations account for the substantial portion of the Company's revenues and operating results. Kaiser, through its principal subsidiary, KACC, operates in two business segments: bauxite and alumina, and aluminum processing. As an integrated aluminum producer, Kaiser uses a portion of its bauxite, alumina and primary aluminum production for additional processing at certain of its facilities. Information concerning net sales, operating income (loss) and assets attributable to certain industry segments and geographic areas is set forth in Note 14 to the Consolidated Financial Statements.

          Industry Overview
          Kaiser's operating results are sensitive to changes in prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations (see Notes 1 and 13 to the Consolidated Financial Statements for a discussion of Kaiser's hedging activities).

          During the first eleven months of 1997, the Average Midwest United States transaction price ("AMT Price") for primary aluminum remained relatively stable generally in the $.75 to $.80 per pound range. During December of 1997, the AMT Price fell to the $.70 to $.75 per pound range. For the week ended February 20, 1998, the AMT Price was $.70 per pound. However, 1997 prices overall compared favorably to 1996 when the AMT Price remained fairly stable generally in the $.70 to $.75 range through June and then declined during the second half of the year, reaching a low of approximately $.65 per pound for October 1996, before recovering late in the year. The AMT Price for 1995 was generally in the $.80 to $.90 per pound range.

          Summary
          The following table presents selected operational and financial information for the years ended December 31, 1997, 1996 and 1995 for the Company's aluminum operations.


                                                    Years Ended December 31,
                                           -----------------------------------------
                                                1997          1996          1995
                                           ------------- ------------- -------------
                                                    (In millions of dollars,
                                                  except shipments and prices)
Shipments: (1)
     Alumina                                     1,929.8       2,073.7       2,040.1
     Aluminum products:
          Primary aluminum                         327.9         355.6         271.7
          Fabricated aluminum products             400.0         327.1         368.2
                                           ------------- ------------- -------------
               Total aluminum products             727.9         682.7         639.9
                                           ============= ============= =============
Average realized sales price:
     Alumina (per ton)                     $         198 $         195 $         208
     Primary aluminum (per pound)                    .75           .69           .81

Net sales:
     Bauxite and alumina:
          Alumina                          $       382.1 $       404.1 $       424.8
          Other (2) (3)                            106.5         103.9          89.4
                                           ------------- ------------- -------------
               Total bauxite and alumina           488.6         508.0         514.2
                                           ------------- ------------- -------------
     Aluminum processing:
          Primary aluminum                         543.4         538.3         488.0
          Fabricated aluminum products           1,324.3       1,130.4       1,218.6
          Other (3)                                 16.9          13.8          17.0
                                           ------------- ------------- -------------
               Total aluminum processing         1,884.6       1,682.5       1,723.6
                                           ------------- ------------- -------------
     Total net sales                       $     2,373.2 $     2,190.5 $     2,237.8
                                           ============= ============= =============
Operating income                           $       174.0 $       103.7 $       216.5
                                           ============= ============= =============
Income before income taxes and minority
     interests                             $        66.3 $         7.6 $       108.7
                                           ============= ============= =============
Capital expenditures and investments in
     unconsolidated affiliates (4)         $       128.5 $       161.5 $        88.4
                                           ============= ============= =============

---------------
(1) Shipments are expressed in thousands of metric tons. A metric ton is equivalent to 2,204.6 pounds.
(2)  Includes net sales of bauxite.
(3) Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.
(4) Includes $6.6 million, $7.4 million and $8.3 million funded by Kaiser's minority partners in certain foreign joint ventures in 1997, 1996 and 1995, respectively.


          Results for 1997 includes the effect of certain nonrecurring items including a pre-tax charge of $19.7 million related to restructuring of operations in connection with Kaiser's performance improvement program, a non-cash tax benefit of approximately $12.5 million and a $5.8 million pre-tax charge related to certain legal matters.

          Results for 1996 include an after tax benefit of approximately $17.0 million resulting from settlements of certain tax matters in December 1996. Excluding the impact of these non-recurring items, Kaiser would have reported a net loss for the year ended December 31, 1996. Results for the year ended December 31, 1996 reflect the substantial reduction in market prices for primary aluminum more fully discussed below. Alumina prices, which are significantly influenced by changes in primary aluminum prices, also declined from period to period. The decrease in product prices more than offset the positive impact of increases in shipments in several segments of Kaiser's business, as more fully discussed below. Results for 1996 also include approximately $20.5 million in research and development expenses and other costs related to Kaiser's new micromill as well as additional expenses related to other strategic initiatives.

          Results for 1995 included approximately $17.0 million of first quarter 1995 pre-tax expenses associated with an eight-day strike at five major U.S. locations, a six-day strike at Kaiser's 65% owned Alpart bauxite mining and alumina refinery in Jamaica, and a four-day disruption of alumina production at Alpart caused by a boiler failure.

          Kaiser's corporate general and administrative expenses of $74.6 million, $59.8 million and $82.3 million in 1997, 1996 and 1995, respectively, were allocated by the Company to the bauxite and alumina and aluminum processing segments based upon those segments' ratio of sales to unaffiliated customers.

          Recent Events and Developments
          Kaiser has previously disclosed that it set a goal of achieving $120.0 million of pre-tax cost reductions and other profit improvements, with the full effect planned to be realized in 1998 and beyond, measured against 1996 results. In addition to working to improve the performance of Kaiser's existing assets, Kaiser has expended significant efforts on analyzing its current asset portfolio with the intent of focusing its efforts and capital in sectors of the industry that are considered most attractive. The initial steps of this process resulted in Kaiser recording a $19.7 million pre-tax restructuring charge during June 1997 related to the closing and rationalization of certain businesses and facilities. Additionally, this process led to Kaiser's acquisition of an aluminum extrusion plant in Richmond, Virginia. See Notes 2 and 3 of Notes to Consolidated Financial Statements for a further description of the acquisition of the Bellwood extrusion facility and Kaiser's June 1997 restructuring activities, respectively.

          Subsequent to December 31, 1997, KACC reached agreements settling approximately 25,000 of the 77,400 pending asbestos-related claims. Also, subsequent to year-end 1997, KACC reached agreements on asbestos related coverage matters with two insurance carriers under which the Company will collect a total of approximately $17.5 million during the first quarter of 1998. As the amounts related to the claim settlements and insurance recoveries were consistent with Kaiser's year-end 1997 accrual assumptions, these events are not expected to have a material impact on Kaiser's financial position, results of operations or liquidity.

          Kaiser has previously disclosed that the VRA would partially reduce its electric power allocation to Kaiser's 90%-owned Valco smelter facility in Ghana in January 1998 and that Valco expected to operate approximately three potlines at the facility in 1998 as compared to the four potlines operated throughout 1997. During February 1998, Valco agreed to the shutdown of an additional potline effective February 26, 1998. In return, Valco will receive compensation under the agreement which is expected to substantially offset the financial impact of the settlement.
As previously disclosed, Valco has notified the VRA that it believes it has contractual rights to sufficient energy to run four and one-half potlines in 1998, and Valco continues to seek compensation from the VRA with respect to the January 1998 reduction of its power allocation. Valco and the VRA also are in continuing discussions concerning other matters, including steps that might be taken to reduce the likelihood of such power curtailments beyond 1998. No assurances can be given, however, as to the success of these discussions or as to the operating level of Valco for the remainder of 1998 or beyond. Valco intends to pursue its legal rights in respect of reduced power allocation and compensation in light of such reductions.

          Net Sales
          Bauxite and alumina. Net sales of alumina decreased by 5% in 1997 as a 7% decline in alumina shipments more than offset a 2% increase in average realized alumina prices. Shipment volumes were down as compared to 1996 as a result of the timing of shipments and a slight increase in internal transfers. Net sales to third parties for 1996 were basically unchanged from 1995 as a nominal decline in the average realized price of alumina was offset by a modest increase in alumina shipments. The reduction in realized prices reflects the substantial decline in primary aluminum prices experienced in 1996 discussed below. The remainder of the segment's sales revenues was from sales of bauxite and the portion of sales of alumina attributable to the minority interest in Alpart.

          Aluminum processing. Net sales of primary aluminum in 1997 approximated 1996 net sales figures as a 10% increase in average realized prices offset an 8% decrease in primary aluminum shipments. The increase in primary aluminum shipments in 1996 of 31% more than offset a 15% decline in the average realized price for primary aluminum from period to period. The increase in shipments in 1996 was the result of increased shipments of primary aluminum to third parties as a result of a decline in intracompany transfers.

          Net sales of fabricated aluminum products for 1997 were up 17% as compared to 1996 as a 22% increase in shipments more than offset a 4% decrease in average realized prices. The increase in fabricated aluminum product shipments over 1996 was primarily the result of Kaiser's June 1997 acquisition of an extrusion facility in Richmond, Virginia, and to a lesser extent the result of increased international sales of can sheet and increased shipments of heat-treated products. Net sales of fabricated aluminum products were down 7% for the year ended December 31, 1996 as compared to the prior year as a result of a decrease in shipments (primarily related to can sheet activities) resulting from reduced growth in demand and the reduction of customer inventories. The impact of reduced product shipments was to a limited degree offset by an increase in the average realized price from the sale of fabricated aluminum products, resulting primarily from a shift in product mix to higher value added products.

          Operating Income (Loss)

          Bauxite and alumina. The bauxite and alumina segment had a operating income of $6.8 million in 1997, compared to an operating loss of $10.7 million in 1996 and income of $37.2 million in 1995. Operating income improved substantially in 1997 from 1996 despite the reduced level of shipments and certain increased costs due in part to a slowdown at Kaiser's 49% - owned Kaiser Jamaican Bauxite Company prior to the signing of a new labor contract in December 1997. This increase was primarily due to lower overall operating costs. Operating income for 1996 for this segment of Kaiser's business declined significantly from the prior year due to reduced gross margins from alumina sales resulting from the previously discussed price declines and increased natural gas costs at Kaiser's Gramercy, Louisiana alumina refinery. Operating income for the year ended December 31, 1996 was also unfavorably impacted by high operating costs associated with disruptions in the power supply at the Alpart alumina refinery, higher manufacturing costs resulting from higher market prices for fuel and caustic soda, and a temporary raw material quality problem experienced at the Gramercy facility.

          Aluminum processing. Operating income for the aluminum processing segment was $167.2 million in 1997 compared to $114.4 million in 1996 and $179.3 million in 1995. Operating income improved substantially in 1997 as a result of the increases in average realized prices for primary aluminum and higher shipments of fabricated aluminum products cited above. Additionally, reduced power, raw material and supply costs and improved operating efficiencies also contributed. Included in the segment's operating income for 1997, was approximately $10.3 million of operating income realized from the settlement of certain energy service contract issues. Operating income for 1997 also included a $15.1 million pre-tax charge resulting from the restructuring of operations. Operating income for the aluminum processing segment for 1996 was impacted by approximately $5.6 million of scheduled non-recurring maintenance costs at Kaiser's Trentwood, Washington rolling mill facility, offset by $11.5 million ($7.2 million on an after-tax basis) of reduced operating costs resulting from the non-cash settlement in December 1996 of certain tax matters.

          Income Before Income Taxes and Minority Interests
          Income before income taxes and minority interests improved for 1997 as compared to 1996 as a result of higher operating income as described above. Income before income taxes and minority interests for 1996 declined as compared to 1995 as a result of lower operating income as previously described and expenses associated with Kaiser's new micromill facility.

          As described in Note 1 to the Consolidated Financial Statements, Kaiser's cumulative losses in 1993, principally due to the implementation of the new accounting standard for postretirement benefits other than pensions, eliminated Kaiser's equity with respect to its common stock; accordingly, from 1993 until August 1997, the Company has recorded 100% of Kaiser's earnings and losses, without regard to the minority interests represented by Kaiser's other common stockholders (as described in Note 10 to the Consolidated Financial Statements). With the conversion of Kaiser's 8.255% Preferred Redeemable Increased Dividend Equity Securities (the "PRIDES") into Kaiser's common stock, par value $.01 ("Kaiser Common Stock") in August 1997, the cumulative losses recorded by the Company with respect to Kaiser's minority common stockholders were recovered, and the Company began reflecting a minority interest in Kaiser's results in its financial statements.


     FOREST PRODUCTS OPERATIONS

          Industry Overview
          The Company's forest products operations are conducted by MGI, through Pacific Lumber and Britt. MGI's business is seasonal in that the forest products business generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. The following should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

          Old growth trees constitute Pacific Lumber's principal source of upper grade redwood lumber, Pacific Lumber's most valuable product. Due to restrictions on Pacific Lumber's ability to harvest old growth timber on its property, Pacific Lumber's supply of upper grade lumber has decreased in some premium product categories. Furthermore, logging costs have increased in part due to the harvest of smaller diameter logs and compliance with environmental regulations relating to the harvesting of timber and litigation costs incurred in connection with certain THPs filed by Pacific Lumber. Pacific Lumber has been able to lessen the impact of these factors by instituting a number of measures at its sawmills during the past several years designed to enhance the efficiency of its operations, such as expansion of its manufactured lumber facilities and other improvements in lumber recovery and installation of a lumber remanufacturing facility at its Fortuna lumber mill. However, unless Pacific Lumber is able to sustain the harvest level of old growth trees, it expects that its production of premium upper grade lumber products will decline and that its manufactured lumber products will constitute a higher percentage of its shipments of upper grade lumber products. See also "-- Trends -- Forest Products Operations."

          The following table presents selected operational and financial information for the years ended December 31, 1997, 1996 and 1995 for the Company's forest products operations.



                                                     Years Ended December 31,
                                            -----------------------------------------
                                                 1997          1996          1995
                                            ------------- ------------- -------------
                                                     (In millions of dollars,
                                                   except shipments and prices)
Shipments:
     Lumber: (1)
          Redwood upper grades                       52.4          49.7          46.5
          Redwood common grades                     244.2         229.6         216.7
          Douglas-fir upper grades                   11.5          10.6           7.4
          Douglas-fir common grades                  75.3          74.9          64.6
          Other                                      14.5          17.2          11.4
                                            ------------- ------------- -------------
          Total lumber                              397.9         382.0         346.6
                                            ============= ============= =============
     Logs (2)                                        11.9          20.1          12.6
                                            ============= ============= =============
     Wood chips (3)                                 237.8         208.9         214.0
                                            ============= ============= =============
Average sales price:
     Lumber: (4)
          Redwood upper grades              $       1,443 $       1,380 $       1,495
          Redwood common grades                       531           511           477
          Douglas-fir upper grades                  1,203         1,154         1,301
          Douglas-fir common grades                   455           439           392
     Logs (4)                                         414           477           440
     Wood chips (5)                                    73            76           102
Net sales:
     Lumber, net of discount                $       256.1 $       234.1 $       211.3
     Logs                                             4.9           9.6           5.6
     Wood chips                                      17.4          15.8          21.7
     Cogeneration power                               4.5           3.3           2.5
     Other                                            4.3           1.8           1.5
                                            ------------- ------------- -------------
          Total net sales                   $       287.2 $       264.6 $       242.6
                                            ============= ============= =============
Operating income                            $        84.9 $        73.0 $        74.3
                                            ============= ============= =============
Operating cash flow (6)                     $       111.0 $       100.2 $        99.6
                                            ============= ============= =============
Income before income taxes                  $        21.0 $         6.3 $         6.4
                                            ============= ============= =============
Capital expenditures                        $        22.9 $        15.2 $        10.5
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


          Net Sales
          Net sales for 1997 increased over 1996 due to higher average realized prices and shipments for most categories of redwood and Douglas-fir lumber. Net sales for 1996 increased compared to 1995 principally due to higher lumber shipments in all categories and higher average realized prices for common grade lumber. Partially offsetting these improvements were lower average realized prices for upper grade redwood lumber and wood chips. Shipments of fencing and other value-added common lumber products from the Company's new remanufacturing facility were a contributing factor in the improved redwood common lumber realizations.

          Operating Income
          Operating income for 1997 increased over 1996 principally due to the increase in net sales discussed above. Operating income, after excluding from 1995 the benefit from a $1.5 million insurance settlement, increased in 1996 due to the increase in net sales discussed above. Increases in costs of goods sold reflect both the impact of additional manufacturing costs attributable to the increased shipments of manufactured lumber products, higher shipments of lower margin lumber and the increasing cost of regulatory compliance for the Company's timber harvesting operations.

          Income (Loss) Before Income Taxes
          Income before income taxes for 1997 increased over 1996 principally due to higher operating income discussed above and due to an increase in net gains on marketable securities in 1997. Income before income taxes for 1996 was basically flat as compared to 1995.

     REAL ESTATE AND OTHER OPERATIONS

          Industry Overview
          The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Arizona, California, Texas and Puerto Rico. The Company, through its subsidiaries, also has majority ownership in SHRP, Ltd., a Texas limited partnership, which owns and operates a Class 1 horse racing facility in Houston, Texas.



                                                     Years Ended December 31,
                                            ----------------------------------------
                                                 1997          1996          1995
                                            ------------  ------------  ------------
                                                     (In millions of dollars)
Net sales:
     Real estate                            $       48.7  $       67.5  $       79.6
     SHRP, Ltd.                                     20.0          20.7           5.2
                                            ------------  ------------  ------------
          Total net sales                   $       68.7  $       88.2  $       84.8
                                            ============  ============  ============
Operating loss:
     Real estate                            $       (3.4) $      (10.1) $      (13.0)
     SHRP, Ltd.                                     (1.6)         (1.9)          (.6)
                                            ------------  ------------  ------------
          Total operating loss              $       (5.0) $      (12.0) $      (13.6)
                                            ============  ============  ============
Income (loss) before income taxes and
     minority interests
     Real estate                            $       12.8  $       18.9  $         .5
     SHRP, Ltd.                                     (4.6)         (5.7)         (1.3)
                                            ------------  ------------  ------------
          Total income (loss) before
               income taxes and minority
               interests                    $        8.2  $       13.2  $        (.8)
                                            ============  ============  ============




          Net Sales
          Net sales include revenues from (i) sales of developed lots, bulk acreage and real property associated with the Company's real estate developments, (ii) resort and other commercial operations conducted at certain of the Company's real estate developments, (iii) rental revenues associated with the RTC Portfolio, and (iv) beginning in the fourth quarter of 1995, revenues from SHRP, Ltd. Net sales do not include any amounts from the sale of income producing properties, such as the hotel and other resort-related assets formerly owned by Palmas del Mar, and the RTC Portfolio properties and loans, which are recorded net of costs as investment, interest and other income. As of December 31, 1997 substantially all of the RTC Portfolio assets had been sold with two loans resulting from property sales and one property remaining, having an aggregate net book value of $8.1 million.

          Net sales decreased in 1997 from 1996 primarily due to lower revenues from resort and commercial operations, reflecting the disposition by Palmas of the hotel and other resort-related assets and the disposition of certain RTC Portfolio assets during 1996 and early 1997. Net sales for 1996 include revenues attributable to a full year of the operations of SHRP, Ltd. which more than offset lower real estate revenues as compared to 1995. The Company began consolidating SHRP, Ltd.'s results in October 1995. Net sales attributable to 1996 real estate operations decreased from 1995 due to lower 1996 sales of real property in the Fountain Hills, Arizona development and lower RTC Portfolio revenues due to the sale of a substantial number of these properties during 1996 and prior periods.

          Operating Loss
          Operating losses for 1997 decreased from 1996 primarily due to higher earnings from the sales of real property. Included in the operating loss for 1997 is profit from two bulk land sales at the Fountain Hills, Arizona development. The operating loss for 1996 decreased as compared to 1995, principally due to lower selling, general and administrative expenses offset in part by lower margins on sales of real property and $1.9 million of operating losses in 1996 attributable to SHRP, Ltd.

          Income (Loss) Before Income Taxes and  Minority Interests
          The decrease in income before income taxes and minority interests for 1997 is primarily due to lower 1997 gains of $10.5 million from the sale of RTC Portfolio assets as compared to gains of $19.9 million in 1996. This decline was partially offset by the reduction in operating losses discussed above.

          Income before income taxes and minority interests for 1996 improved compared to 1995 primarily due to 1996 gains of $19.9 million from the sale of RTC Portfolio assets and $4.8 million from the sale of a hotel and other resort-related assets at Palmas del Mar. Net proceeds from these sales were $36.0 million and $7.5 million, respectively. Additionally, investment income for 1996 includes income derived from lot sales and operations at SunRidge Canyon, the Company's 50%-owned joint venture in Arizona. Interest expense for 1997 and 1996 includes interest on SHRP Ltd.'s Senior Secured Extendible Notes (see Note 4 to the Consolidated Financial Statements).

     OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS



                                                    Years Ended December 31,
                                            ---------------------------------------
                                                1997          1996          1995
                                            -----------   -----------   -----------
                                                    (In millions of dollars)
Operating loss                              $     (17.5)  $     (33.4)  $     (19.6)
Loss before income taxes and minority             (21.0)        (39.2)        (19.8)
interests



          Operating Loss
          The operating loss represents corporate general and administrative expenses that are not attributable to the Company's industry segments. The change in operating loss between 1997, 1996 and 1995 is principally due to accruals for certain legal contingencies, which were $5.6 million, $23.1 million and $6.1 million in 1997, 1996 and 1995, respectively (see Note 12 to the Consolidated Financial Statements).

          Loss Before Income Taxes and Minority Interests
          The loss before income taxes and minority interests includes operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, that are not attributable to the Company's industry segments. The loss for 1997 decreased from 1996 principally due to lower operating losses described above and higher earnings from marketable securities. The loss for 1996 increased compared to 1995 primarily due to the increased operating loss.

          Credit (Provision) for Income Taxes
          The Company's credit (provision) for income taxes differs from the federal statutory rate due principally to (i) revision of prior years' tax estimates and other changes in valuation allowances, (ii) percentage depletion, and (iii) foreign, state and local taxes, net of related federal tax benefits. Revision of prior years' tax estimates includes amounts for the reversal of reserves which the Company no longer believes are necessary. The Company's credit (provision) for income taxes for 1997, 1996 and 1995 reflect benefits of $32.1 million, $40.8 million and $20.0 million, respectively, for such reversals of reserves.

          Minority Interests
          Minority interests represent the minority stockholders' interest in the Company's aluminum operations and minority partners' interest in SHRP, Ltd.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

     PARENT COMPANY AND MGHI

          Financing Activities and Liquidity
          The Company conducts its operations primarily through its subsidiaries. Creditors of and holders of minority interests in subsidiaries of the Company have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the Company. As of December 31, 1997, the indebtedness of the subsidiaries and the minority interests reflected on the Company's Consolidated Balance Sheet were $1,919.4 million and $170.6 million, respectively. Certain of the Company's subsidiaries, principally Kaiser and MGHI (and in turn MGHI's subsidiaries), are restricted by their various debt agreements as to the amount of funds that can be paid in the form of dividends or loaned to the Company. As of December 31, 1997, the Company's other subsidiaries (principally real estate) had an aggregate of cash and unused borrowing availability of approximately $11.9 million which could have been paid to the Company.

          In December 1996, MGHI issued $130.0 million aggregate principal amount of 12% Senior Secured Notes due 2003 (the "MGHI Notes"), which have been guaranteed by the Company on a senior, unsecured basis. 27,938,250 shares of Kaiser common stock (the "Pledged Kaiser Shares") owned by MGHI serve as security for the 11-1/4% Senior Secured Notes due 2003 and 12-1/4% Senior Secured Discount Notes due 2003 (collectively, the "MGI Notes") of its subsidiary, MGI. Furthermore, MGHI has agreed to pledge up to 16,055,000 of such Pledged Kaiser Shares as security for the MGHI Notes should they be released from the pledge for the MGI Notes due to their early retirement (except by reason of a refinancing). Net proceeds of $125.0 million received from the offering of the MGHI Notes have been loaned to the Company pursuant to an intercompany note (the "Intercompany Note"). Because the indenture governing the public indebtedness of MGI (the "MGI Indenture") restricts the payment of dividends to MGHI, the Company expects that the MGHI Notes will be serviced primarily through cash interest payments by the Company on the Intercompany Note.

          The indenture governing the MGHI Notes contains various covenants which, among other things, limit the payment of dividends and restrict transactions between MGHI and its affiliates. Except for a portion of possible proceeds from the Headwaters Agreement (see "--Trends--Forest Products Operations" below), the indenture would permit only a limited amount of dividends from MGHI during the next several years.

          Although there are no restrictions on the Company's ability to pay dividends on its capital stock, the Company has not paid any dividends for a number of years and has no present intention to do so. The Company has stated that, from time to time, it may purchase its common stock on national exchanges or in privately negotiated transactions. In 1997, the Company purchased 1,662,650 shares of its common stock for $87.9 million. On October 17, 1997, 1,277,250 of these shares were acquired for $35.1 million in cash and $35.1 million in one-year notes bearing interest at 10% per annum. These notes are secured by the common stock which was repurchased. During 1996, the Company purchased 44,600 shares of its common stock for $1.8 million.

          On October 21, 1997, the Company renewed an agreement with the Custodial Trust Company providing for up to $25.0 million in borrowings
("the Custodial Trust Agreement"). Any amounts drawn would likely be secured by Kaiser common stock owned directly by the Company and having an initial market value equal to three times the amount borrowed. The Custodial Trust Agreement provides for a revolving credit arrangement during the first year of the agreement. Any borrowings outstanding on October 21, 1998 would convert into a term loan maturing on October 21, 1999. No borrowings were outstanding as of December 31, 1997.

          On November 26, 1997, the Company entered into a credit facility with Salomon Smith Barney providing for up to $25.0 million in borrowings payable on demand. Borrowings are secured by 400,000 shares of Kaiser common stock for each $1.0 million of borrowings. As of December 31, 1997, $2.5 million of borrowings were outstanding under this facility.

          Kaiser has an effective shelf registration statement covering the offering of up to 10 million shares of Kaiser common stock owned by the Company.

          During the three years ended December 31, 1997, the Company's corporate general and administrative expenses, net of cost reimbursements from its subsidiaries, have ranged between $17.0 million and $33.0 million per year. The Company's corporate general and administrative expenses for 1997 and 1996 included a $5.6 million and $23.1 million charge, respectively for certain legal contingencies, of which a substantial portion related to legal fees and expenses that the Company either has or estimates it will incur in connection with the OTS and FDIC matters described in Note 12 to the Consolidated Financial Statements. The Company expects that its general and administrative costs, net of cost reimbursements from subsidiaries and excluding expenses related to legal contingencies, will range from $9 million to $12 million for the next year. Although the Company cannot predict when or whether the expenses represented by the accrual for legal contingencies will be incurred, there can be no assurance that such accrual will be adequate or that the Company's cash requirements for its corporate general and administrative expenses will not increase.

          The Company has realized a substantial portion of its cash flows during the past several years from the sale of properties which are part of the RTC Portfolio. From 1995 to 1997, these transactions resulted in aggregate proceeds of $75.6 million and gains of $40.9 million. As of December 31, 1997, two loans resulting from property sales totaling $6.5 million and one property having an aggregate net book value of $1.6 million, were held. Payment on one loan is expected in 1998, and the property is subject to a pending sales contract. The Company does not expect cash flows from real estate activities during the next several years to be at or near recent historical levels which included cash flows from sales of RTC Portfolio assets.

          As of December 31, 1997, the Company (excluding its subsidiaries) had cash and marketable securities of approximately $81.2 million. The Company believes that its existing resources, together with the cash available from subsidiaries and financing, will be sufficient to fund its working capital requirements for the next year. With respect to its long-term liquidity, the Company believes that its existing cash and cash resources, together with the cash proceeds from the sale of assets and distributions from its subsidiaries, should be sufficient to meet its working capital requirements. However, there can be no assurance that the Company's cash resources, together with the cash proceeds from the sale of assets, distributions from its subsidiaries and other sources of financing, will be sufficient for such purposes. Any adverse outcome of the litigation described below under "--Contingencies" could materially adversely affect the Company's consolidated financial position, results of operations or liquidity.

          Investing Activities
          During 1995, the Company sold its remaining 893,550 of Kaiser Depositary Shares (as defined in "--Aluminum Operations" below) for aggregate net proceeds of $7.6 million. See Note 10 to the Consolidated Financial Statements.

          In 1995, the Company and certain wholly owned subsidiaries made investments in SHRP, Ltd. of approximately $8.7 million, consisting of land, cash ($5.8 million) and other assets, and purchased for $7.3 million, $14.6 million aggregate initial principal amount of SHRP, Ltd.'s 11% Senior Secured Extendible Notes (the "SHRP Notes"). In 1997, the Company purchased an additional $11.0 million aggregate initial principal amount of SHRP Notes for $5.9 million. See "--Real Estate and Other Operations."

          Contingencies
          On December 26, 1995, the OTS initiated a formal administrative proceeding against the Company and others by filing the Notice which alleges, among other things, misconduct by the Company, Federated, Mr. Charles Hurwitz and others (the "respondents") with respect to the failure of USAT. The OTS, among other things, alleges that the Company and Federated are liable for approximately $560 million, representing their pro rata portion (allegedly 35%) of USAT's capital deficiency and all imbedded losses. The hearing on the merits commenced on September 22, 1997, adjourned on December 19, 1997, and is scheduled to recommence on June 16, 1998.

          In a related matter, the FDIC filed a civil action entitled Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (the "FDIC action"). The FDIC's amended complaint seeks, conditioned on the OTS prevailing in its administrative proceeding, unspecified damages from Mr. Hurwitz relating to amounts the OTS does not collect from the Company and Federated with respect to their alleged obligations to maintain USAT's net worth.

          The Company's bylaws provide for indemnification of its officers and directors to the fullest extent permitted by Delaware law. The Company is obligated to advance defense costs to its officers and directors, subject to the individual's obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification. In addition, the Company's indemnity obligation can, under certain circumstances, include amounts other than defense costs, including judgments and settlements. The Company has concluded that it is unable to determine a reasonable estimate of the loss (or range of loss), if any, that could result from the OTS and FDIC matters. Accordingly, it is impossible to assess the ultimate outcome of the foregoing matters or their potential impact on the Company's consolidated financial position, results of operations or liquidity. See Note 12 to Consolidated Financial Statements for further discussion of these matters.

     ALUMINUM OPERATIONS

          Financing Activities and Liquidity
          Note 7 to the Consolidated Financial Statements contains a listing of Kaiser's indebtedness and information concerning certain restrictive debt covenants. As further described in Note 13 to the Consolidated Financial Statements, KACC from time to time enters into primary aluminum and energy hedging transactions in the ordinary course of business which are designed to mitigate Kaiser's exposure to unfavorable price changes, while retaining some ability to participate in any favorable pricing environments that may materialize.

          Kaiser and KACC have the KACC Credit Agreement under which KACC is able to borrow by means of revolving credit advances and letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of $325.0 million or a borrowing base relating to eligible accounts receivable plus eligible inventory. In January 1998, the term of the KACC Credit Agreement was extended from February 1999 to August 2001. As of December 31, 1997, no borrowings were outstanding and $273.4 million (of which $73.4 million could have been used for letters of credit) was available to KACC under the KACC Credit Agreement.

          The declaration and payment of dividends by KACC on shares of its common stock is subject to certain covenants contained in the indentures for the KACC 9-7/8% Senior Notes, the KACC 10-7/8% Senior Notes due 2006 (the "KACC 10-7/8% Senior Notes"), and the KACC 12-3/4% Senior Subordinated Notes due 2003 (the "KACC Senior Subordinated Notes"). During the fourth quarter of 1996 KACC sold a total $225.0 million principal amount of KACC 10-7/8% Senior Notes. The KACC 10-7/8% Senior Notes are guaranteed on a senior, unsecured basis by certain of KACC's subsidiaries.

          At December 31, 1997, Kaiser had working capital of $451.5 million, compared with working capital of $414.3 million at December 31, 1996. The increase in working capital in 1997 was due primarily to an increase in receivables, offset by a reduction in cash and cash equivalents. Kaiser believes that its existing cash resources, together with cash flows from operations and borrowings under the KACC Credit Agreement, will be sufficient to satisfy its working capital and capital expenditure requirements for the next year. With respect to long-term liquidity, Kaiser believes that operating cash flows, together with the ability to obtain both short- and long-term financing, should provide sufficient funds to meet its working capital and capital expenditure requirements.

          Capital Structure
          The Company owns approximately 63% of Kaiser Common Stock, with the remaining 37% of Kaiser's Common Stock being held publicly.

          During August 1997, the 8,673,850 outstanding shares of PRIDES were converted into 7,227,848 shares of Kaiser Common Stock pursuant to the terms of the PRIDES Certificate of Designations.

          In addition to the shelf registration covering 10 million shares of Kaiser Common Stock owned by the Company discussed above (the proceeds of which would be paid to the Company rather than Kaiser), Kaiser has an effective shelf registration statement covering the offering of up to $150.0 million of Kaiser equity securities.

          Investing Activities
          Kaiser's capital expenditures of $128.5 million, $161.5 million and $88.4 million in 1997, 1996 and 1995, respectively were made primarily to construct new facilities, improve production efficiency, reduce operating costs, and expand capacity at existing facilities. A substantial portion of the increase in capital expenditures in 1996 over the 1995 level was attributable to the development and construction of Kaiser's proprietary Micromill(TM) technology for the production of can sheet and other sheet products from molten metal. The Micromill(TM), which was constructed in Nevada during 1996 as a demonstration and production facility, remained in a start-up mode throughout 1997. During January 1998, the facility commenced trial product shipments to customers. Kaiser currently anticipates that commercial deliveries from the facility will commence during the first quarter of 1998. However, the Micromill(TM) technology has not yet been fully implemented or commercialized, and there can be no assurances that full implementation or commercialization will be successful.

          During October 1997, a joint decision was made by a KACC subsidiary and its joint venture partner to terminate and dissolve the Sino-foreign aluminum joint venture formed in 1995. In January 1998, the KACC subsidiary reached an agreement to sell its interests in the venture to its partner. The terms of the agreement are subject to certain governmental approvals by officials of the People's Republic of China. This transaction will not have a material effect on the Company's results of operations.

          Kaiser's total capital expenditures are expected to be between $75.0 million and $125.0 million per annum in each of 1998 through 2000 (of which approximately 8% is expected to be funded by Kaiser's minority partners in certain foreign joint ventures). Kaiser continues to evaluate numerous domestic and international projects all of which require substantial capital.

          Environmental Contingencies
          Kaiser and KACC are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to claims and litigation based upon such laws. Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals of $29.7 million at December 31, 1997. However, Kaiser believes that it is reasonably possible that the costs could exceed the accrual by up to an estimated $18.0 million. Kaiser believes that KACC has insurance coverage available to recover certain incurred and future environmental costs and is actively pursuing claims in this regard. However, no accruals have been made for any such insurance recoveries, and no assurances can be given that Kaiser will be successful in its attempt to recover incurred or future costs. While it is impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties should not have a material adverse effect on Kaiser's consolidated financial position, results of operations, or liquidity. See Note 12 to Consolidated Financial Statements for further information regarding these contingencies.

          Asbestos Contingencies
          KACC is also a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. At December 31, 1997, Kaiser has an accrual of $158.8 million for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2008, before consideration of insurance recoveries. At December 31, 1997, an estimated aggregate insurance recovery of $134.0 million, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in other assets. However, claims for recovery from some of KACC's insurance carriers are subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from the insurance carriers. While it is impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, Kaiser believes that the resolution of these matters should not have a material adverse effect on its consolidated financial position, results of operations, or liquidity. See Note 12 to Consolidated Financial Statements for further information regarding these contingencies.

     FOREST PRODUCTS OPERATIONS

          Financing Activities and Liquidity
          As of December 31, 1997, MGI and its subsidiaries had consolidated working capital of $161.7 million and long-term debt of $734.5 million (net of current maturities and restricted cash deposited in a liquidity account for the benefit of the holders of the 7.95% Timber Collateralized Notes due 2015, the "Timber Notes") as compared to $131.4 million and $729.8 million, respectively, at December 31, 1996. The change in long-term debt was primarily due to $9.4 million of borrowings under the Pacific Lumber Credit Agreement for timberland acquisitions and $13.2 million in accretion of discount on the MGI Notes offset by $16.2 million in principal payments on the Timber Notes. See Note 7 to Consolidated Financial Statements for further discussion of these matters.

          Substantially all of MGI's consolidated assets are owned by Pacific Lumber, and a significant portion of Pacific Lumber's consolidated assets are owned by Scotia Pacific Holding Company ("Scotia Pacific"). Moreover, Pacific Lumber is dependent upon Scotia Pacific for the substantial portion of its log requirements. The holders of the Timber Notes ($320.0 million outstanding as of December 31, 1997) have priority over the claims of creditors of Pacific Lumber with respect to the assets and cash flows of Scotia Pacific, and the holders of the $235.0 million of 10-1/2% Pacific Lumber Senior Notes (the "Pacific Lumber Senior Notes") have priority over the claims of creditors of MGI with respect to the assets and cash flows of Pacific Lumber. In the event Scotia Pacific's cash flows are not sufficient to generate distributable funds to Pacific Lumber, Pacific Lumber would effectively be precluded from distributing funds to MGI, and MGI's ability to pay interest on the MGI Notes and its other indebtedness would also be materially impaired. MGI is dependent upon its existing cash resources and dividends from Pacific Lumber and Britt to meet its financial and debt service obligations as they become due. MGI expects that Pacific Lumber will provide a major portion of its future operating cash flow.

          The indentures governing the MGI Notes, the Pacific Lumber Senior Notes, the Timber Notes (the "Timber Note Indenture") and Pacific Lumber's revolving credit agreement (the "Pacific Lumber Credit Agreement") contain various covenants which, among other things, limit the ability to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. Under the terms of the Timber Note Indenture, Scotia Pacific will generally have available cash for distribution to Pacific Lumber when Scotia Pacific's cash flow from operations exceeds the amounts required by the Timber Note Indenture to be reserved for the payment of current debt service (including interest, principal and premiums) on the Timber Notes, capital expenditures and certain other operating expenses. Pacific Lumber can pay dividends in an amount that is generally equal to 50% of Pacific Lumber's consolidated net income plus depletion and cash dividends received from Scotia Pacific, exclusive of the net income and depletion of Scotia Pacific as long as any Timber Notes are outstanding.

          Dividends paid were as follows:



                                                        Dividends Paid for
                                                     Years Ended December 31,
                                            -----------------------------------------
                                                 1997          1996          1995
                                            ------------- ------------- -------------
                                                     (In millions of dollars)
Scotia Pacific                              $        60.8 $        76.9 $        59.0
                                            ============= ============= =============

Pacific Lumber                              $        23.0 $        20.5 $        22.0
Britt                                                 4.0           6.0           6.0
                                            ------------- ------------- -------------
                                            $        27.0 $        26.5 $        28.0
                                            ============= ============= =============
MGI                                         $         3.0 $         3.9 $         4.8
                                            ============= ============= =============



          On October 9, 1997, the Pacific Lumber Credit Agreement was amended to, among other things, extend the date on which it expires to May 31, 2000. The Pacific Lumber Credit Agreement provides for borrowings of up to $60.0 million, of which $20.0 million may be used for standby letters of credit and $30.0 million is restricted to acquisition of timberlands. Borrowings made pursuant to the portion of the credit facility restricted to timberland acquisitions are secured by the purchased timberlands. As of December 31, 1997, $9.4 million of borrowings were outstanding and letters of credit outstanding amounted to $15.1 million.
As of December 31, 1997, $35.5 million of borrowings was available under the Pacific Lumber Credit Agreement, of which $4.9 million was available for letters of credit and $20.6 million was restricted to timberland acquisitions.

          As of December 31, 1997, MGI and its subsidiary companies had cash and marketable securities of approximately $141.2 million, $38.8 million of which represents cash and marketable securities held by subsidiaries. MGI and its subsidiaries anticipate that cash from operations, together with existing cash, marketable securities and available sources of financing, will be sufficient to fund their working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, MGI and its subsidiaries believe that their existing cash and cash equivalents, together with their ability to generate sufficient levels of cash from operations and their ability to obtain both short- and long-term financing, should provide sufficient funds to meet their working capital and capital expenditure requirements. However, due to their highly leveraged condition, MGI and its subsidiaries (and in turn MGHI) are more sensitive than less leveraged companies to factors affecting their operations, including governmental regulation and litigation affecting their timber harvesting practices (see "--Trends" below), increased competition from other lumber producers or alternative building products and general economic conditions.

          Investing
          Recent capital expenditures were made to improve production efficiency, reduce operating costs and acquire additional timberlands. MGI's consolidated capital expenditures were $22.9 million, $15.2 million and $10.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. Capital expenditures, excluding expenditures for timberlands, are expected to be $21.9 million in 1998 and are estimated to be between $10.5 million and $16.0 million per year for the 1999 - 2000 period. Pacific Lumber may purchase additional timberlands from time to time as appropriate opportunities arise, and such purchases could exceed the historically modest levels of such acquisitions.

     REAL ESTATE AND OTHER OPERATIONS

          Financing Activities and Liquidity
          As of December 31, 1997, the Company's real estate and other subsidiaries had approximately $8.8 million available for use under a $14.0 million revolving credit facility with a bank (the "MCOP Credit Agreement"), $7.3 million of which could be borrowed and distributed to the Company. The Company believes that the existing cash and credit facilities of its real estate and other subsidiaries are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing, should provide sufficient funds to meet their working capital and capital expenditure requirements.

          The MCOP Credit Agreement, which is scheduled to expire on May 15, 1998, contains various covenants including limitations on investments and the incurrence of indebtedness. The MCOP Credit Agreement provides for borrowings of up to $14.0 million, of which $8.5 million may be used for standby letters of credit. As of December 31, 1997, $8.8 million of borrowings was available under the MCOP Credit Agreement; there were no outstanding borrowings, and letters of credit outstanding amounted to $1.5 million.

          In 1997, Palmas entered into a loan agreement, the proceeds of which are being used to construct an additional golf course, a new club house and related facilities. As of December 31, 1997, Palmas had drawn on $6.0 million of the loan, and it anticipates that an additional $6.5 million will be available upon completion of the golf course in 1998.

          At December 31, 1997, SHRP, Ltd. had cash and cash equivalents of $2.7 million and a line of credit from its partners of $1.7 million, substantially all of which is the Company's portion. SHRP, Ltd. projects marginal cash flows from operations for the next two years. In the event that the existing cash resources of SHRP, Ltd. and the line of credit are inadequate to support the cash flow requirements of SHRP, Ltd., alternative sources of funding will be necessary.

          Investing
          Capital expenditures were $22.3 million, $10.7 million and $8.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. Capital expenditures are expected to be approximately $28.2 million in 1998. Capital expenditures in 1997 and 1998 include expenditures for the construction of a golf course at the Company's Palmas del Mar resort.

TRENDS

     FOREST PRODUCTS OPERATIONS

          Regulatory and Environmental Factors
          Pacific Lumber's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations plays a significant role in Pacific Lumber's business. While compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations, have increased the costs of Pacific Lumber, they have not had a significant adverse effect on its financial position, results of operations or liquidity. However, these laws and related administrative actions and legal challenges have severely restricted the ability of Pacific Lumber to harvest virgin old growth timber on its timberlands, and to a lesser extent, residual old growth timber.

          On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement which provides the framework for the acquisition by the United States and California of approximately 5,600 acres of Pacific Lumber's timberlands. These timberlands are commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (collectively, the "Headwaters Timberlands"). A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. Approximately 4,900 of these acres are owned by Salmon Creek, with the remaining acreage being owned by Scotia Pacific (Pacific Lumber having harvesting rights on approximately 300 of such acres). The Headwaters Timberlands would be transferred in exchange for (a) property and other consideration from the United States and California having an aggregate fair market value of $300 million, and (b) approximately 7,755 acres of adjacent timberlands (the "Elk River Timberlands") to be acquired from a third party. As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Forest or the Elk Head Springs Forest to conduct any logging or salvage operations.

          Closing of the Headwaters Agreement is subject to various conditions, including federal and California funding, approval of an SYP, approval of a Multi-Species HCP and issuance of the Permit and the issuance of certain tax agreements satisfactory to the Pacific Lumber Parties.

          In November 1997, President Clinton signed an appropriations bill which contains authorizations for the expenditure of $250 million of federal funds toward consummation of the Headwaters Agreement. On February 27, 1998, Pacific Lumber, MAXXAM and various government agencies entered into the HCP/SYP Agreement regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permit and the SYP. The HCP/SYP Agreement provides that the Permit and Multi-Species HCP would have a term of 50 years, and would limit the activities which could be conducted by Pacific Lumber in twelve forest groves to those which would enhance habitat. These groves aggregate approximately 8,000 acres and consist of substantial quantities of virgin and residual old growth redwood and Douglas-fir timber.

          In addition to being an important milestone toward completion of the Headwaters Agreement, Pacific Lumber also believes that the HCP/SYP Agreement is a positive development in respect of the environmental challenges that it has faced over the last several years. Several species, including the northern spotted owl, the marbled murrelet and the coho salmon, have been listed as endangered and threatened under the ESA and/or
the CESA.   Pacific Lumber has developed federal and state northern spotted owl management plans which permit harvesting activities to be conducted so long as Pacific Lumber adheres to certain measures designed to protect the northern spotted owl. The potential impact of the listings of the marbled murrelet and the coho salmon is more uncertain. If the Multi-Species HCP is approved, Pacific Lumber would be issued the Permit, which would allow limited incidental "take" of listed species so long as there was no
"jeopardy" to the species and the Multi-Species HCP would identify the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent possible. The Multi-Species HCP would be designed to protect currently listed species as well as to consider
candidate and future-listed species.   Pacific Lumber is also attempting
to include in the Multi-Species HCP a resolution of the potential effect of limits by the EPA on sedimentation, temperature and other factors for seventeen northern California rivers and certain of their tributaries, including rivers within Pacific Lumber's timberlands. These limitations will be aimed at protecting water quality.

     Lawsuits are pending or threatened which seek to prevent Pacific Lumber from implementing certain of its approved THPs. While challenges with respect to Pacific Lumber's young growth timber have historically been limited, a lawsuit was recently filed under the ESA which relates to a significant number of THPs covering young growth timber of Pacific Lumber. While Pacific Lumber expects these environmentally focused objections and lawsuits to continue, it believes that the HCP/SYP Agreement will enhance its position in connection with these challenges. Pacific Lumber also believes that the Multi-Species HCP would expedite the preparation and facilitate approval of its THPs.

          The HCP/SYP Agreement also contains certain provisions relating to the SYP. Subject to further study, Pacific Lumber expects to propose an LTSY which is somewhat less than Pacific Lumber's recent harvest levels. If the SYP is approved, Pacific Lumber will have complied with certain BOF regulations requiring that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level. The SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that Pacific Lumber's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. An approved SYP is expected to be valid for ten years, although it would be subject to review after five years. Thereafter, revised SYPs will be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

          The final terms of the SYP, the Multi-Species HCP and the Permit are subject to additional negotiation and agreement among the parties as well as public review and comment. While the parties are working diligently to complete the Multi-Species HCP and the SYP as well as the other closing conditions contained in the Headwaters Agreement, there can be no assurance that the Headwaters Agreement will be consummated or that an SYP, Multi-Species HCP or Permit acceptable to Pacific Lumber will be approved.

          In the event that a Multi-Species HCP is not approved, Pacific Lumber will not enjoy the benefits of expedited preparation and facilitated review of its THPs. Furthermore, if a Multi-Species HCP acceptable to Pacific Lumber is not approved, it is impossible for Pacific Lumber to determine the potential adverse effect of the listings of the marbled murrelet and coho salmon or the EPA's limitations on Pacific Lumber's financial position, results of operations or liquidity until such time as the various regulatory and legal issues are resolved; however, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on significant amounts of its timberlands, such effect could be materially adverse to Pacific Lumber.

YEAR 2000

          Kaiser utilizes software and related technologies throughout its business that will be affected by the year 2000 date change. An internal assessment has been undertaken to determine the scope and the related costs to assure that Kaiser's systems continue to function adequately to meet Kaiser's needs and objectives. A detailed implementation plan will be developed from these findings. Spending for related projects, which began in 1997 and will likely continue through 1999, is currently expected to range from $10 - $15 million. Similar assessments undertaken for MAXXAM and its other subsidiaries have determined that their software and related technologies will be affected to a much smaller extent, and spending is expected to be less than $0.5 million. System modification costs will be expensed as incurred. Costs associated with new systems will be capitalized and amortized over the estimated useful life of the product.

RECENT ACCOUNTING PRONOUNCEMENTS

          During June 1997, two new accounting standards were issued that will affect future financial reporting. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity (such as minimum pension liabilities). Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires that segment reporting for public reporting purposes be conformed to the segment reporting used by management for internal purposes. SFAS No. 131 also adds a requirement for the presentation of certain segment data on a quarterly basis starting in 1999. SFAS No. 130 and SFAS No. 131 must be adopted in the Company's first quarter ending March 31, 1998 and year-end 1998 reporting, respectively. Early adoption is acceptable but not required. Management is currently evaluating the impact of these two standards on the Company's future financial reporting.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To MAXXAM Inc.:

          We have audited the accompanying consolidated balance sheets of MAXXAM Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAXXAM Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

          Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP



Houston, Texas
February 27, 1998


                        MAXXAM INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)



                                                           December 31,
                                                   --------------------------
                                                        1997          1996
                                                   ------------  ------------
ASSETS
Current assets:
     Cash and cash equivalents                     $      164.6  $      336.6
     Marketable securities                                 84.6          50.3
     Receivables:
          Trade, net of allowance for doubtful
               accounts of $5.9 and $5.2,
               respectively                               255.9         200.7
          Other                                           126.3          85.9
     Inventories                                          629.6         634.8
     Prepaid expenses and other current assets            175.1         169.1
                                                   ------------  ------------
               Total current assets                     1,436.1       1,477.4
Property, plant and equipment, net of accumulated
     depreciation of $845.6 and $769.5,
     respectively                                       1,320.9       1,297.9
Timber and timberlands, net of accumulated
     depletion of $169.2 and $154.6, respectively         299.1         301.8
Investments in and advances to unconsolidated
     affiliates                                           159.5         179.5
Deferred income taxes                                     479.9         419.7
Long-term receivables and other assets                    418.7         439.4
                                                   ------------  ------------
                                                   $    4,114.2  $    4,115.7
                                                   ============  ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                              $      187.3  $      201.5
     Accrued interest                                      68.7          61.5
     Accrued compensation and related benefits            159.3         158.7
     Other accrued liabilities                            174.9         154.1
     Payable to affiliates                                 82.9          98.1
     Short-term borrowings and current maturities
          of long-term debt                                69.0          69.6
                                                   ------------  ------------
               Total current liabilities                  742.1         743.5
Long-term debt, less current maturities                 1,888.0       1,881.9
Accrued postretirement medical benefits                   730.1         731.9
Other noncurrent liabilities                              586.3         589.4
                                                   ------------  ------------
               Total liabilities                        3,946.5       3,946.7
Commitments and contingencies
Minority interests                                        170.6         219.8
Stockholders' deficit:
     Preferred stock, $.50 par value; 12,500,000
          shares authorized; Class A $.05
          Non-Cumulative Participating Convertible
               Preferred Stock;
               shares issued:  669,701                       .3            .3
     Common stock, $0.50 par value; 28,000,000
          shares authorized; shares issued:
          10,063,359 and 10,063,885, respectively           5.0           5.0
     Additional capital                                   222.8         155.9
     Accumulated deficit                                 (118.5)       (185.6)
     Pension liability adjustment                          (3.3)         (5.1)
     Treasury stock, at cost (shares held:
          preferred - 845; common - 3,062,762 and
          1,400,112, respectively)                       (109.2)        (21.3)
                                                   ------------  ------------
               Total stockholders' deficit                 (2.9)        (50.8)
                                                   ------------  ------------
                                                   $    4,114.2  $    4,115.7
                                                   ============  ============

The accompanying notes are an integral part of these financial statements.


                        MAXXAM INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)




                                                     Years Ended December 31,
                                            ----------------------------------------
                                                 1997          1996          1995
                                            ------------  ------------  ------------
Net sales:
     Aluminum operations                    $    2,373.2  $    2,190.5  $    2,237.8
     Forest products operations                    287.2         264.6         242.6
     Real estate and other operations               68.7          88.2          84.8
                                            ------------  ------------  ------------
                                                 2,729.1       2,543.3       2,565.2
                                            ------------  ------------  ------------
Costs and expenses:
     Costs of sales and operations:
          Aluminum operations                    1,962.6       1,869.1       1,798.4
          Forest products operations               162.0         148.5         127.1
          Real estate and other operations          42.4          67.4          65.4
     Selling, general and administrative
          expenses                                 190.0         203.5         195.8
     Depreciation and depletion                    116.0         123.5         120.9
     Restructuring of aluminum operations           19.7             -             -
                                            ------------  ------------  ------------
                                                 2,492.7       2,412.0       2,307.6
                                            ------------  ------------  ------------

Operating income                                   236.4         131.3         257.6

Other income (expense):
     Investment, interest and other income          49.7          41.1          18.2
     Interest expense                             (201.4)       (175.5)       (172.7)
     Amortization of deferred financing
          costs                                    (10.2)         (9.0)         (8.6)
                                            ------------  ------------  ------------
Income (loss) before income taxes and
     minority interests                             74.5         (12.1)         94.5
Credit (provision) for income taxes                  6.9          44.9         (14.8)
Minority interests                                 (16.2)         (9.9)        (22.2)
                                            ------------  ------------  ------------
Net income                                  $       65.2  $       22.9  $       57.5
                                            ============  ============  ============

Basic earnings per common share             $       7.81  $       2.63  $       6.60
                                            ============  ============  ============

Diluted earnings per common and common
     equivalent share                       $       7.14  $       2.42  $       6.08
                                            ============  ============  ============



The accompanying notes are an integral part of these financial statements.

                        MAXXAM INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN MILLIONS OF DOLLARS)



                                                     Years Ended December 31,
                                            ----------------------------------------
                                                 1997          1996          1995
                                            ------------  ------------  ------------
Cash flows from operating activities:
     Net income                             $       65.2  $       22.9  $       57.5
     Adjustments to reconcile net income to
          net cash provided by operating
          activities:
          Depreciation and depletion               116.0         123.5         120.9
          Restructuring of operations               19.7             -             -
          Minority interests                        16.2           9.9          22.2
          Amortization of deferred
               financing costs and
               discounts on long-term
               debt                                 24.8          21.5          19.5
          Amortization of excess investment
               over equity in net assets of
                unconsolidated affiliates           11.4          11.6          11.4
          Equity in (earnings) loss of
               unconsolidated affiliates,
               net of dividends
               received                             23.3           3.0         (19.1)
          Net gain on sales of real estate,
               mortgage loans and other
               assets                               (7.9)        (23.7)         (9.7)
          Net gains on marketable
               securities                          (18.1)         (7.8)         (8.6)
          Net sales (purchases) of
               marketable securities               (16.2)          3.4          (4.0)
          Increase (decrease) in cash
               resulting from changes in:
               Prepaid expenses and other
                    assets                          (9.8)        (33.3)         84.5
               Accounts payable                    (14.8)          4.8          34.7
               Receivables                         (86.1)         60.4        (103.6)
               Inventories                            .4         (30.6)        (65.3)
               Accrued and deferred income
                    taxes                           (4.4)        (46.0)        (13.1)
               Payable to affiliates and
                    other liabilities              (67.5)        (74.0)         (1.2)
               Accrued interest                      8.4           6.2          (1.0)
          Other                                      8.0           4.2          12.8
                                            ------------  ------------  ------------
               Net cash provided by
                    operating activities            68.6          56.0         137.9
                                            ------------  ------------  ------------
Cash flows from investing activities:
     Net proceeds from disposition of
          property and investments                  40.6          51.8          39.3
     Capital expenditures                         (164.5)       (173.1)        (97.7)
     Investment in subsidiaries and joint
          ventures                                  (7.2)         (2.4)        (15.9)
     Other                                          (7.8)         (1.4)         (1.1)
                                            ------------  ------------  ------------
               Net cash used for investing
                    activities                    (138.9)       (125.1)        (75.4)
                                            ------------  ------------  ------------
Cash flows from financing activities:
     Proceeds from issuance of long-term
          debt                                      30.1         371.8           5.7
     Net borrowings (payments) under
          revolving and short-term credit
          facilities                                 2.5         (13.8)          4.4
     Restricted cash withdrawals (deposits)         (3.7)           .4           1.0
     Redemptions, repurchase of and
          principal payments on long-term
          debt                                     (78.4)        (32.8)        (40.9)
     Dividends paid to Kaiser's minority
          preferred stockholders                    (4.2)        (10.5)        (20.5)
     Redemption of preference stock                 (2.1)         (5.2)         (8.8)
     Treasury stock repurchases                    (52.8)         (1.8)            -
     Incurrence of financing costs                  (1.8)        (12.1)         (1.8)
     Other                                           8.7           5.5          18.0
                                            ------------  ------------  ------------
               Net cash provided by (used
                    for) financing
                    activities                    (101.7)        301.5         (42.9)
                                            ------------  ------------  ------------
Net increase (decrease) in cash and cash
     equivalents                                  (172.0)        232.4          19.6
Cash and cash equivalents at beginning of
     year                                          336.6         104.2          84.6
                                            ------------  ------------  ------------
Cash and cash equivalents at end of year    $      164.6  $      336.6  $      104.2
                                            ============  ============  ============


The accompanying notes are an integral part of these financial statements.


                        MAXXAM INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


1.        BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

     BASIS OF PRESENTATION

          The Company
          The consolidated financial statements include the accounts of MAXXAM Inc. and its majority and wholly owned subsidiaries. All references to the "Company" include MAXXAM Inc. and its majority owned and wholly owned subsidiaries, unless otherwise indicated or the context indicates otherwise. Intercompany balances and transactions have been eliminated. Investments in affiliates (20% to 50%-owned) are accounted for utilizing the equity method of accounting. Certain reclassifications have been made to prior years' financial statements to be consistent with the current year's presentation.

          The Company is a holding company and, as such, conducts substantially all of its operations through its subsidiaries. The Company operates in three principal industries: aluminum, through its majority owned subsidiary, Kaiser Aluminum Corporation ("Kaiser", 63% owned as of December 31, 1997), an integrated aluminum producer; forest products, through MAXXAM Group Inc. ("MGI") and MGI's wholly owned subsidiaries, principally The Pacific Lumber Company ("Pacific Lumber") and Britt Lumber Co., Inc. ("Britt"); real estate investment and development, managed through its wholly owned subsidiary, MAXXAM Property Company; and other commercial operations through various other wholly owned subsidiaries. MAXXAM Group Holdings Inc. ("MGHI") owns 100% of MGI and is a wholly owned subsidiary of the Company.

          The cumulative losses of Kaiser in 1993, principally due to the implementation of the new accounting standard for postretirement benefits other than pensions, eliminated Kaiser's equity with respect to its common stock; accordingly, from 1993 until August 1997, the Company has recorded 100% of Kaiser's earnings and losses, without regard to the minority interests represented by Kaiser's other common stockholders (as described in Note 10). With the conversion of Kaiser's 8.255% Preferred Redeemable Increased Dividend Equity Securities (the "PRIDES") into Kaiser common stock in August 1997, the cumulative losses recorded by the Company with respect to Kaiser's minority common stockholders were recovered, and the Company began reflecting a minority interest in Kaiser's results in its financial statements.

          Description of the Company's Operations
          Kaiser operates in the aluminum industry through its wholly owned principal operating subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"). KACC operates in several principal aspects of the aluminum industry - the mining of bauxite (the major aluminum-bearing ore), the refining of bauxite into alumina (the intermediate material), the production of aluminum and the manufacture of fabricated and semi-fabricated aluminum products. KACC's production levels of alumina and primary aluminum exceed its internal processing needs, which allows it to be a major seller of alumina and primary aluminum in domestic and international markets. A substantial portion of the Company's consolidated assets, liabilities, revenues, results of operations and cash flows are attributable to Kaiser (see Note 14).

          Pacific Lumber operates in several principal aspects of the lumber industry - the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber and the manufacture of lumber into a variety of finished products. Britt manufactures redwood and cedar fencing and decking products from small diameter logs, a substantial portion of which are obtained from Pacific Lumber. Housing, construction and remodeling markets are the principal markets for the Company's lumber products. Export sales constituted less than 5% of forest products sales in 1997. A significant portion of forest products sales are made to third parties located west of the Mississippi River.

          The Company, principally through its wholly owned subsidiaries, is also engaged in the business of residential and commercial real estate investment and development, primarily in California, Arizona, Texas and Puerto Rico. With respect to periods after October 6, 1995, other commercial operations include the results of Sam Houston Race Park, Ltd. ("SHRP, Ltd."), a Texas limited partnership which owns and operates a Class 1 horse racing facility in the greater Houston metropolitan area.

          Use of Estimates and Assumptions
          The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities,
(ii) disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during each period presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the subsequent resolution of any one of the contingent matters described in Note 12 could differ materially from current estimates. The results of an adverse resolution of such uncertainties could have a material effect on the Company's consolidated financial position, results of operations or liquidity.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Cash Equivalents
          Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less.

          Marketable Securities
          Marketable securities are carried at fair value. The cost of the securities sold is determined using the first-in, first-out method. Included in investment, interest and other income for each of the three years in the period ended December 31, 1997 were: 1997 - net unrealized holding gains of $5.0 and net realized gains of $11.9; 1996 - net unrealized holding losses of $.8 and net realized gains of $8.1; and 1995 - net unrealized holding gains of $1.9 and net realized gains of $6.8.

          Inventories
          Inventories are stated at the lower of cost or market. Cost for the aluminum and forest products operations inventories is primarily determined using the last-in, first-out ("LIFO") method. Other inventories of the aluminum operations, principally operating supplies and repair and maintenance parts, are stated at the lower of average cost or market. Inventory costs consist of material, labor and manufacturing overhead, including depreciation and depletion.

          Inventories consist of the following (in millions):



                                                           December 31,
                                                   ---------------------------
                                                        1997          1996
                                                   ------------- -------------
Aluminum Operations:
     Finished fabricated products                  $       103.9 $       113.5
     Primary aluminum and work in process                  226.6         200.3
     Bauxite and alumina                                   108.4         110.2
     Operating supplies and repair and maintenance
          parts                                            129.4         138.2
                                                   ------------- -------------
                                                           568.3         562.2
                                                   ------------- -------------
Forest Products Operations:
     Lumber                                                 49.7          55.8
     Logs                                                   11.6          16.8
                                                   ------------- -------------
                                                            61.3          72.6
                                                   ------------- -------------
                                                   $       629.6 $       634.8
                                                   ============= =============




          Property, Plant and Equipment
          Property, plant and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed principally utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets.

          Timber and Timberlands
          Timber and timberlands are stated at cost, net of accumulated depletion. Depletion is computed utilizing the unit-of-production method based upon estimates of timber values and quantities.

          Deferred Financing Costs
          Costs incurred to obtain financing are deferred and amortized over the estimated term of the related borrowing.

          Restricted Cash and Concentrations of Credit Risk
          At December 31, 1997 and 1996, cash and cash equivalents includes $17.8 and $17.6, respectively, which is reserved for debt service payments on the Company's 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes"). At December 31, 1997 and 1996, long-term receivables and other assets includes $33.7 and $30.0, respectively, primarily of restricted cash deposits held for the benefit of the Timber Note holders (the "Liquidity Account") as described in Note 7. Each of these deposits is held by a different financial institution. In the event of nonperformance by such financial institutions, the Company's exposure to credit loss is represented by the amounts deposited plus any unpaid accrued interest thereon. The Company mitigates its concentrations of credit risk with respect to these restricted cash deposits by maintaining them at high credit quality financial institutions and monitoring the credit ratings of these institutions.

          Investment, Interest and Other Income
          Investment, interest and other income for the years ended December 31, 1997, 1996 and 1995 includes $8.8, $3.1, and $17.8, respectively, of pre-tax charges related principally to establishing additional litigation reserves for asbestos claims and environmental reserves for potential soil and ground water remediation matters, each pertaining to operations which were discontinued prior to the acquisition of Kaiser by the Company in 1988. Also included in investment, interest and other income are net gains from sales of real estate of $10.4, $25.4 and $11.1 for the years ended December 31, 1997, 1996 and 1995, respectively.

          Foreign Currency Translation
          The Company uses the United States dollar as the functional currency for its foreign operations.

          Derivative Financial Instruments
          Hedging transactions using derivative financial instruments are primarily designed to mitigate KACC's exposure to changes in prices for certain of the products which KACC sells and consumes and, to a lesser extent, to mitigate KACC's exposure to changes in foreign currency exchange rates. KACC does not utilize derivative financial instruments for trading or other speculative purposes. KACC's derivative activities are initiated within guidelines established by Kaiser's management and approved by KACC's and Kaiser's boards of directors. Hedging transactions are executed centrally on behalf of all of KACC's business segments to minimize transactions costs, monitor consolidated net exposures and to allow for increased responsiveness to changes in market factors.

          Most of KACC's hedging activities involve the use of option contracts (which establish a maximum and/or minimum amount to be paid or received) and forward sales contracts (which effectively fix or lock-in the amount KACC will pay or receive). Option contracts typically require the payment of an up-front premium in return for the right to receive the amount (if any) by which the price at the settlement date exceeds the strike price. Any interim fluctuations in prices prior to the settlement date are deferred until the settlement date of the underlying hedged transaction, at which point they are reflected in net sales or cost of sales and operations (as applicable) together with the related premium cost. Forward sales contracts do not require an up-front payment and are settled by the receipt or payment of the amount by which the price at the settlement date varies from the contract price. No accounting recognition is accorded to interim fluctuations in prices of forward sales contracts.

          KACC has established margin accounts and credit limits with certain counterparties related to open forward sales and option contracts. When unrealized gains or losses are in excess of such credit limits, KACC is entitled to receive advances from the counterparties on open positions or is required to make margin deposits to counterparties as the case may be. At December 31, 1997, KACC had neither received nor made any margin deposits. At December 31, 1996, KACC had received $13.0 of margin advances from counterparties. Kaiser considers credit risk related to possible failure of the counterparties to perform their obligations pursuant to the derivative contracts to be minimal. Deferred gains or losses are included in prepaid expenses and other current assets and other accrued liabilities. See Note 13.

          Fair Value of Financial Instruments
          The carrying amounts of cash equivalents and restricted cash approximate fair value. Marketable securities are carried at fair value which is determined based on quoted market prices. As of December 31, 1997 and 1996, the estimated fair value of long-term debt was $2,010.6 and $1,972.2, respectively. The estimated fair value of long-term debt is determined based on the quoted market prices for the publicly traded issues and on the current rates offered for borrowings similar to the other debt. Some of the Company's publicly traded debt issues are thinly traded financial instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market.

          Stock-Based Compensation
          The Company applies the "intrinsic value" method for accounting for stock or stock-based compensation awards described by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations (see Note 11). Had the Company applied the alternative "fair value" method as described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net income and diluted earnings per share would have been $64.0 and $7.00 per share, respectively, for the year ended December 31, 1997 and $22.3 and $2.36 per share, respectively, for the year ended December 31, 1996.

          Earnings Per Share Information
          In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, primary earnings per share ("Primary EPS") has been replaced by basic earnings per share ("Basic EPS"), and fully diluted earnings per share ("Fully Diluted EPS") has been replaced by diluted earnings per share ("Diluted EPS"). Basic EPS differs from Primary EPS in that it only includes the weighted average impact of outstanding shares of the Company's common stock (i.e., it excludes the dilutive effect of common stock equivalents such as the Class A Preferred Stock as defined below, options, etc.). Diluted EPS is substantially similar to Fully Diluted EPS. The provisions of SFAS No. 128 resulted in the retroactive restatement of previously reported earnings per share figures.

          Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period including the weighted average impact of the shares of common stock issued and treasury stock acquired during the year from the date of issuance or repurchase. The weighted average common shares outstanding was 8,357,062 shares, 8,700,269 shares and 8,707,649 shares for the years ended December 31, 1997, 1996 and 1995, respectively.

          Diluted earnings per share calculations also include the dilutive effect of the Class A Preferred Stock which are convertible into Common Stock as well as common and preferred stock options. The weighted average number of common and common equivalent shares was 9,143,920 shares, 9,465,051 shares and 9,459,293 shares for the years ended December 31, 1997, 1996 and 1995, respectively.

2.        ACQUISITION

          During June 1997, Kaiser Bellwood Corporation, a newly formed, wholly owned subsidiary of KACC, completed the acquisition of the Reynolds Metals Company's Richmond, Virginia, extrusion plant and its existing inventories for a total purchase price of $41.6, consisting of cash payments of $38.4 and the assumption of approximately $3.2 of employee related and other liabilities. Upon completion of the transaction, Kaiser Bellwood Corporation became a subsidiary guarantor under the indentures in respect of the KACC 9-7/8% Senior Notes, KACC 10-7/8% Senior Notes, and KACC 12-3/4% Senior Subordinated Notes (all as defined below).

3.        RESTRUCTURING OF OPERATIONS

          Kaiser has previously disclosed that it set a goal of achieving significant cost reductions and other profit improvements, measured against 1996 results, with the full effect planned to be realized in 1998 and beyond. The initiative is based on Kaiser's conclusion that the level of performance of its existing facilities and businesses would not achieve the level of profits Kaiser considers satisfactory based upon historic long-term average prices for primary aluminum and alumina. During the second quarter of 1997, Kaiser recorded a $19.7 restructuring charge to reflect actions taken and plans initiated to achieve the reduced production costs, decreased corporate selling, general and administrative expenses, and enhanced product mix intended to achieve this goal. The significant components of the restructuring charge are enumerated below.

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

          Employee and Other Costs
          As another part of Kaiser's profit enhancement and cost reduction initiative, Kaiser's management concluded that certain corporate and other staff functions could be consolidated or eliminated resulting in a second quarter pre-tax charge of approximately $2.7 for benefit and other costs.

4.        INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

          Summary combined financial information is provided below for unconsolidated aluminum investments, most of which supply and process raw materials. The investees are Queensland Alumina Limited ("QAL") (28.3% owned), Kaiser Jamaica Bauxite Company (49% owned) and Anglesey Aluminium Limited ("Anglesey") (49% owned). KACC provides some of its affiliates with services such as financing, management and engineering. Purchases from these affiliates for the acquisition and processing of bauxite, alumina and primary aluminum aggregated $245.2, $281.6 and $284.4 for the years ended December 31, 1997, 1996 and 1995, respectively. KACC's equity in earnings (loss) before income taxes of such operations is treated as a reduction (increase) in cost of sales. At December 31, 1997 and 1996, KACC's net receivables from these affiliates were not material.

          Kaiser, principally through KACC, has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 13), letters of credit and guarantees. Such purchase agreements and tolling arrangements include long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. These obligations expire in 2008. Under the agreements, KACC is unconditionally obligated to pay its proportional share of debt, operating costs and certain other costs of QAL. The aggregate minimum amount of required future principal payments at December 31, 1997 is $97.6, of which approximately $12.0 is due in each of 2000 and 2001 with the balance being due thereafter. KACC's share of payments, including operating costs and certain other expenses under the agreements, has ranged between $100.0 and $120.0 per year over the past three years. KACC also has agreements to supply alumina to and to purchase aluminum from Anglesey.

          The summary combined financial information for the year ended December 31, 1997 also contains the balances and results of AKW L.P. (50% owned), an aluminum wheels joint venture formed with a third party in April 1997 (in millions).



                                                            December 31,
                                                    ---------------------------
                                                         1997          1996
                                                    ------------- -------------
Current assets                                      $       393.0 $       450.3
Property, plant and equipment, net and other assets         395.0         364.7
                                                    ------------- -------------
     Total assets                                   $       788.0 $       815.0
                                                    ============= =============

Current liabilities                                 $       117.1 $       116.9
Long-term debt and other liabilities                        400.8         386.7
Stockholders' equity                                        270.1         311.4
                                                    ------------- -------------
     Total liabilities and stockholders' equity     $       788.0 $       815.0
                                                    ============= =============






                                                      Years Ended December 31,
                                             ----------------------------------------
                                                  1997          1996          1995
                                             ------------  ------------  ------------
Net sales                                    $      644.1  $      660.5  $      685.9
Costs and expenses                                 (637.8)       (631.5)       (618.7)
Provision for income taxes                           (8.2)         (8.7)        (18.7)
                                             ------------  ------------  ------------
Net income (loss)                            $       (1.9) $       20.3  $       48.5
                                             ============  ============  ============

Kaiser's equity in earnings                  $        2.9  $        8.8  $       19.2
                                             ============  ============  ============

Dividends received                           $       10.7  $       11.8  $          -
                                             ============  ============  ============



          Kaiser's equity in earnings differs from the summary net income
(loss) due to various percentage ownerships in the entities and equity method accounting adjustments. At December 31, 1997, Kaiser's investment in its unconsolidated affiliates exceeded its equity in their net assets by approximately $28.8 which amount will be fully amortized over the next three years.

          Other Investees
          In 1995, pursuant to a joint venture agreement with SunCor Development Company ("SunCor") for the purpose of developing and managing a real estate project, the Company, through a wholly owned real estate subsidiary, contributed 950 acres of undeveloped land valued at $10.0 in exchange for a 50% initial interest in the joint venture. SunCor, the managing partner, contributed $10.0 in cash in exchange for its 50% initial interest. At December 31, 1997, the joint venture had assets of $32.9, liabilities of $10.5 and equity of $22.4. At December 31, 1996, the joint venture had assets of $33.5, liabilities of $11.1 and equity of $22.4. For the years ended December 31, 1997, 1996 and 1995, the joint venture incurred income of $3.8, $2.3 and $0.2, respectively.

          As a result of certain transactions in 1995, the Company increased its ownership interest in SHRP, Ltd. from 45.0% to 78.8% and acquired certain of the 11% Senior Secured Extendible Notes due September 1, 2001 of SHRP Equity, Inc. (the "SHRP Notes"). Supplemental cash flows disclosure related to the acquisition of SHRP, Ltd. in October 1995 is as follows: assets acquired of $29.3, assumed liabilities of $20.7, and additional minority interest of $2.8. In 1997, the Company purchased an additional amount of the SHRP Notes and the corresponding equity interest in SHRP Equity Inc. for $5.9 , thereby increasing the Company's ownership in SHRP, Ltd. to 88.5%.

          The assets and liabilities of SHRP, Ltd. are included in the accompanying Consolidated Balance Sheet as of December 31, 1997 and 1996, and the results of SHRP, Ltd.'s operations and cash flows for the period from October 6, 1995 to December 31, 1995 and for the years ended December 31, 1996 and 1997 are included in the accompanying Consolidated Statements of Operations and Cash Flows.

5.        PROPERTY, PLANT AND EQUIPMENT

          The major classes of property, plant and equipment are as follows (in millions):



                                           Estimated            December 31,
                                             Useful     --------------------------
                                             Lives           1997          1996
                                         -------------  ------------  ------------
Land and improvements                     5 - 30 years  $      206.1  $      194.6
Buildings                                 5 - 45 years         324.5         304.6
Machinery and equipment                   3 - 22 years       1,568.8       1,479.1
Construction in progress                                        67.1          89.1
                                                        ------------  ------------
                                                             2,166.5       2,067.4
Less:  accumulated depreciation                               (845.6)       (769.5)
                                                        ------------  ------------
                                                        $    1,320.9  $    1,297.9
                                                        ============  ============



          Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $99.9, $105.9 and $105.4, respectively.

6.        SHORT-TERM BORROWINGS

          During 1997, the Company had average short-term borrowings outstanding of $9.0 under the notes described below. The weighted average interest rate during 1997 was 9.8%.

          Demand Note
          On November 26, 1997, the Company entered into a credit facility with Salomon Smith Barney providing for up to $25.0 in borrowings payable on demand. Borrowings are secured by 400,000 shares of Kaiser common stock for each $1.0 of borrowings. As of December 31, 1997, $2.5 of borrowings were outstanding under this facility.

          Notes to NL Industries, Inc. ("NL") and the Combined Master Retirement Trust ("CMRT")
          On October 17, 1997, the Company agreed to repurchase 1,277,250 shares of its common stock, consisting of 250,000 shares owned by NL and 1,027,250 shares owned by CMRT, an affiliate of NL. The aggregate purchase price for these shares of $70.2 was paid $35.1 in cash and $35.1 in one-year notes issued to NL and CMRT bearing interest at 10% per annum. These notes are secured by the common stock which was repurchased.

7.        LONG-TERM DEBT

          Long-term debt consists of the following (in millions):


                                                            December 31,
                                                    --------------------------
                                                         1997          1996
                                                    ------------  -------------
14% MAXXAM Senior Subordinated Reset Notes due May
     20, 2000                                       $          -  $       25.0
12-1/2% MAXXAM Subordinated Debentures due December
     15, 1999, net of discount                                 -          17.6
12% MGHI Senior Secured Notes due August 1, 2003           130.0         130.0
11-1/4% MGI Senior Secured Notes due August 1, 2003        100.0         100.0
12-1/4% MGI Senior Secured Discount Notes due
     August 1, 2003, net of discount                       117.3         104.2
10-1/2% Pacific Lumber Senior Notes due March 1,
     2003                                                  235.0         235.0
Pacific Lumber Credit Agreement                              9.4             -
7.95% Scotia Pacific Timber Collateralized Notes
     due July 20, 2015                                     320.0         336.1
1994 KACC Credit Agreement                                     -             -
10-7/8% KACC Senior Notes due October 15, 2006,
     including premium                                     225.8         225.9
9-7/8% KACC Senior Notes due February 15, 2002, net
     of discount                                           224.2         224.0
12-3/4% KACC Senior Subordinated Notes due February
     1, 2003                                               400.0         400.0
Alpart CARIFA Loans                                         60.0          60.0
Other aluminum operations debt                              61.6          52.0
Other notes and contracts, primarily secured by
     receivables, buildings, real estate
     and equipment                                          36.1          41.7
                                                    ------------  ------------
                                                         1,919.4       1,951.5
          Less: current maturities                         (31.4)        (69.6)
                                                    ------------  ------------
                                                    $    1,888.0  $    1,881.9
                                                    ============  ============



          14% MAXXAM Senior Subordinated Reset Notes due 2000 (the "Reset Notes") and
          12-1/2% MAXXAM Subordinated Debentures due 1999 (the "12-1/2% Debentures")
          The Company redeemed the Reset Notes and 12-1/2% Debentures at par on January 7, 1997 and January 22, 1997, respectively, using proceeds from the Intercompany Note (defined below).

          MAXXAM Loan Agreement (the "Custodial Trust Agreement")
          On October 21, 1997, the Company renewed a loan and pledge agreement with the Custodial Trust Company providing for up to $25.0 in borrowings. Any amounts drawn would likely be secured by Kaiser common stock owned by the Company and having an initial market value equal to three times the amount borrowed. Borrowings under the Custodial Trust Agreement would bear interest at LIBOR plus 2% per annum. The Custodial Trust Agreement provides for a revolving credit arrangement during the first year of the agreement. Any borrowings outstanding on October 21, 1998 convert into a term loan maturing on October 21, 1999. No borrowings were outstanding as of December 31, 1997.

          12% MGHI Senior Secured Notes due 2003 (the "MGHI Notes")
          On December 23, 1996, MGHI issued $130.0 principal amount of 12% Senior Secured Notes due August 1, 2003. The MGHI Notes are guaranteed on a senior, unsecured basis by the Company. Interest is payable semi-annually. MGHI has agreed to pledge up to 16,055,000 of the 27,938,250 shares of Kaiser common stock it owns if and when such shares are released from the pledge securing the MGI Notes (as defined below).

          The net proceeds from the offering after estimated expenses were approximately $125.0, all of which was loaned to the Company pursuant to an intercompany note (the "Intercompany Note") which is pledged to secure the MGHI Notes. The Intercompany Note bears interest at the rate of 11% per annum (payable semi-annually on the interest payment dates applicable to the MGHI Notes) and matures on August 1, 2003. The Company will be entitled to defer the payment of interest on the Intercompany Note on any interest payment date to the extent that MGHI has sufficient available funds to satisfy its obligations on the MGHI Notes on such date. Any such deferred interest will be added to the principal amount of the Intercompany Note and will be payable at maturity. No interest was deferred on the Intercompany Note as of December 31, 1997.

          11-1/4% MGI Senior Secured Notes due 2003 (the "MGI Senior
          Notes") and
          12-1/4% MGI Senior Secured Discount Notes due 2003 (the "MGI Discount Notes")
          The MGI Senior Notes and the MGI Discount Notes (together, the "MGI Notes") are secured by MGI's pledge of 100% of the common stock of Pacific Lumber, Britt and MAXXAM Properties Inc. (a wholly owned subsidiary of MGI) and by MGHI's pledge of 27,983,250 shares of Kaiser's common stock. The indenture governing the MGI Notes, among other things, restricts the ability of MGI to incur additional indebtedness, to engage in transactions with affiliates, to pay dividends and to make investments. Interest on the MGI Senior Notes is payable semi-annually. The MGI Discount Notes are net of discount of $8.4 and $21.5 at December 31, 1997 and 1996, respectively. The MGI Discount Notes will not pay any interest until February 1, 1999, at which time semi-annual interest payments will become due on each February 1 and August 1 thereafter.

          10-1/2% Pacific Lumber Senior Notes due 2003 (the "Pacific Lumber Senior Notes")
          Interest on the Pacific Lumber Senior Notes is payable semi-annually. The Pacific Lumber Senior Notes are redeemable at the option of Pacific Lumber, in whole or in part, on or after March 1, 1998 at a price of 103% of the principal amount plus accrued interest. The redemption price is reduced annually until March 1, 2000, after which time the Pacific Lumber Senior Notes are redeemable at par. The Pacific Lumber Senior Notes are unsecured and are senior indebtedness of Pacific Lumber. The indenture governing the Pacific Lumber Senior Notes contains various covenants which, among other things, limit Pacific Lumber's ability to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments.

          Pacific Lumber Revolving Credit Agreement (as amended and restated, the "Pacific Lumber Credit Agreement")
          On October 9, 1997, the Pacific Lumber Credit Agreement was amended to extend the date on which it expires to May 31, 2000. Borrowings under the Pacific Lumber Credit Agreement are secured by Pacific Lumber's trade receivables and inventories, with interest currently computed at the bank's reference rate plus 1-1/4% or the bank's offshore rate plus 2-1/4%. The Pacific Lumber Credit Agreement provides for borrowings of up to $60.0, of which $20.0 may be used for standby letters of credit and $30.0 is restricted to timberland acquisitions. Borrowings made pursuant to the portion of the credit facility restricted to timberland acquisitions would also be secured by the purchased timberlands. As of December 31, 1997, $35.5 of borrowings was available under the Pacific Lumber Credit Agreement, of which $4.9 was available for letters of credit and $20.6 was restricted to timberland acquisitions. As of December 31, 1997, $9.4 of borrowings were outstanding, and letters of credit outstanding amounted to $15.1. The Pacific Lumber Credit Agreement contains covenants substantially similar to those contained in the indenture governing the Pacific Lumber Senior Notes.

          Scotia Pacific Timber Notes
          The indenture governing the Timber Notes (the "Timber Note Indenture") prohibits Scotia Pacific from incurring any additional indebtedness for borrowed money and limits the business activities of Scotia Pacific to the ownership and operation of its timber and timberlands. The Timber Notes are senior secured obligations of Scotia Pacific and are not obligations of, or guaranteed by, Pacific Lumber or any other person. The Timber Notes are secured by a lien on (i) Scotia Pacific's timber and timberlands (representing $154.3 of the Company's consolidated balance at December 31, 1997), (ii) substantially all of Scotia Pacific's property and equipment, and (iii) other property including cash equivalents reserved for debt service payments and the funds deposited in the Liquidity Account.

          The Timber Notes are structured to link, to the extent of available cash, the deemed depletion of Scotia Pacific's timber (through the harvest and sale of logs) to required amortization of the Timber Notes. The required amount of amortization due on any Timber Note payment date is determined by various mathematical formulas set forth in the Timber Note Indenture. The minimum amount of principal which Scotia Pacific must pay (on a cumulative basis) through any Timber Note payment date in order to avoid an Event of Default (as defined in the Timber Note Indenture) is referred to as rated amortization ("Rated Amortization"). If all payments of principal are made in accordance with Rated Amortization, the payment date on which Scotia Pacific will pay the final installment of principal is July 20, 2015. The amount of principal which Scotia Pacific must pay through each Timber Note payment date in order to avoid payment of prepayment or deficiency premiums is referred to as scheduled amortization ("Scheduled Amortization"). If all payments of principal are made in accordance with Scheduled Amortization, the payment date on which Scotia Pacific will pay the final installment of principal is July 20, 2009.

          Principal and interest on the Timber Notes are payable semi-annually on January 20 and July 20. The Timber Notes are redeemable at the option of Scotia Pacific, in whole but not in part, at any time. The redemption price of the Timber Notes is equal to the sum of the principal amount, accrued interest and a prepayment premium calculated based upon the yield of like-term Treasury securities plus 50 basis points.

          1994 KACC Credit Agreement (as amended, the "KACC Credit
          Agreement")
          KACC is able to borrow under this facility by means of revolving credit advances and letters of credit (up to $125.0) in an aggregate amount equal to the lesser of $325.0 or a borrowing base relating to eligible accounts receivable plus eligible inventory. In January 1998, the term of this facility was extended from February 1999 to August 2001. As of December 31, 1997, no borrowings were outstanding and $273.4 (of which $73.4 could have been used for letters of credit) was available under the KACC Credit Agreement. The KACC Credit Agreement is unconditionally guaranteed by Kaiser and by certain significant subsidiaries of KACC. Outstanding balances bear interest at a premium (which varies based on the results of a financial test) over either a base rate or LIBOR, at Kaiser's option.

          The KACC Credit Agreement requires KACC to comply with certain financial covenants and places restrictions on Kaiser's and KACC's ability to, among other things, incur debt and liens, make investments, pay dividends, undertake transactions with affiliates, make capital expenditures and enter into unrelated lines of business. The KACC Credit Agreement is secured by, among other things, (i) mortgages on KACC's major domestic plants (excluding KACC's Gramercy alumina plant and Nevada micromill facility), (ii) subject to certain exceptions, liens on the accounts receivable, inventory, equipment, domestic patents and trademarks and substantially all other personal property of KACC and certain of its subsidiaries, (iii) a pledge of all of the stock of KACC owned by Kaiser, and (iv) pledges of all of the stock of a number of KACC's wholly owned domestic subsidiaries, pledges of a portion of the stock of certain foreign subsidiaries and pledges of a portion of the stock of certain partially owned foreign affiliates. Substantially all of the identifiable assets of the bauxite and alumina and aluminum processing segments (see Note 14) are attributable to KACC and collateralize the KACC Credit Agreement indebtedness.

          10-7/8% KACC Senior Notes due 2006 (the "KACC 10-7/8% Senior
          Notes"),
          9-7/8% KACC Senior Notes due 2002 (the "KACC 9-7/8% Senior
          Notes") and
          12-3/4% KACC Senior Subordinated Notes due 2003 (the "KACC Senior Subordinated Notes")
          During the fourth quarter of 1996, KACC sold a total of $225.0 principal amount of KACC 10-7/8% Senior Notes in two separate transactions. A net premium of $0.9 was realized from the issuance of the KACC 10-7/8% Senior Notes. The KACC 10-7/8% Senior Notes rank equal in right and priority of payment with the indebtedness under the KACC Credit Agreement and the KACC 9-7/8% Senior Notes (defined below).

          Concurrent with the offering by Kaiser of the PRIDES, KACC issued $225.0 of the KACC 9-7/8% Senior Notes. The net proceeds from the offering of the KACC 9-7/8% Senior Notes were used to reduce outstanding borrowings under the revolving credit facility of the 1989 KACC Credit Agreement immediately prior to the effectiveness of the KACC Credit Agreement and for working capital and general corporate purposes. The KACC 9-7/8% Senior Notes are net of discount of $.8 and $1.0 at December 31, 1997 and 1996, respectively.

          The obligations of KACC with respect to the KACC 9-7/8% Senior Notes, the KACC 10-7/8% Senior Notes and the KACC Senior Subordinated Notes are guaranteed, jointly and severally, by certain subsidiaries of KACC.
The indentures governing the KACC 9-7/8% Senior Notes, the KACC 10-7/8% Senior Notes and the KACC Senior Subordinated Notes (together, the "KACC Indentures") restrict, among other things, KACC's ability to incur debt, undertake transactions with affiliates, and pay dividends. Under the most restrictive of the covenants in the KACC Indentures and the KACC Credit Agreement, neither Kaiser nor KACC currently is permitted to pay dividends on their common stock. Further, the KACC Indentures provide that KACC must offer to purchase such notes upon the occurrence of a Change of Control (as defined therein), and the KACC Credit Agreement provides that the occurrence of a Change in Control (as defined therein) shall constitute an Event of Default thereunder.

     ALPART CARIFA LOANS

          In December 1991, Alumina Partners of Jamaica ("Alpart," a majority owned subsidiary of KACC) entered into a loan agreement with the Caribbean Basin Projects Financing Authority ("CARIFA"). Alpart's obligations under the loan agreement are secured by a $64.2 letter of credit guaranteed by the partners in Alpart (of which $22.5 is guaranteed by Kaiser's minority partner in Alpart). Alpart has also agreed to indemnify bondholders of CARIFA for certain tax payments that could result from events, as defined, that adversely affect the tax treatment of the interest income on the bonds.

     MATURITIES

          Scheduled maturities and redemptions of long-term debt outstanding at December 31, 1997 are as follows (in millions):



                                                          Years Ending December 31,
                             -----------------------------------------------------------------------------------
                                  1998          1999          2000          2001          2002       Thereafter
                             ------------- ------------- ------------- ------------- ------------- -------------
12% MGHI Senior Secured
     Notes                   $           - $           - $           - $           - $           - $       130.0
11-1/4% MGI Senior Secured
     Notes                               -             -             -             -             -         100.0
12-1/4% MGI Senior Secured
     Discount Notes                      -             -             -             -             -         125.7
10-1/2% Pacific Lumber
     Senior Notes                        -             -             -             -             -         235.0
7.95% Scotia Pacific Timber
     Collateralized
     Notes                            19.3          21.6          24.0          24.7          24.8         205.5
10-7/8% KACC Senior Notes                -             -             -             -             -         225.0
9-7/8% KACC Senior Notes                 -             -             -             -         225.0             -
12-3/4% KACC Senior
     Subordinated Notes                  -             -             -             -             -         400.0
Alpart CARIFA Loans                      -             -             -             -             -          60.0
Other aluminum operations
     debt                              8.8           0.4           0.3           0.3           0.3          51.5
Other                                 37.7           4.3           4.4          27.2           3.6          14.8
                             ------------- ------------- ------------- ------------- ------------- -------------

                             $        65.8 $        26.3 $        28.7 $        52.2 $       253.7 $     1,547.5
                             ============= ============= ============= ============= ============= =============



     CAPITALIZED INTEREST

          Interest capitalized during the years ended December 31, 1997, 1996 and 1995 was $6.6, $5.0 and $2.8, respectively.

     RESTRICTED NET ASSETS OF SUBSIDIARIES

          Certain debt instruments restrict the ability of the Company's subsidiaries to transfer assets, make loans and advances and pay dividends to the Company. As of December 31, 1997, all of the assets relating to the Company's aluminum, forest products, real estate and other operations are subject to such restrictions. The Company could eliminate all of such restrictions with respect to approximately $193.7 of the Company's real estate assets with the extinguishment of $24.6 of debt.

8.        INCOME TAXES

          Income taxes are determined using an asset and liability approach which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

          Income (loss) before income taxes and minority interests by geographic area is as follows (in millions):



                                                      Years Ended December 31,
                                             ----------------------------------------
                                                  1997          1996          1995
                                             ------------  ------------  ------------
Domestic                                     $      (93.0) $      (55.0) $      (49.4)
Foreign                                             167.5          42.9         143.9
                                             ------------  ------------  ------------
                                             $       74.5  $      (12.1) $       94.5
                                             ============  ============  ============



          Income taxes are classified as either domestic or foreign based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is subject to domestic income taxes.

          The credit (provision) for income taxes on income (loss) before income taxes and minority interests consists of the following (in millions):



                                                      Years Ended December 31,
                                             ----------------------------------------
                                                  1997          1996          1995
                                             ------------  ------------  ------------
Current:
     Federal                                 $       (1.5) $       (1.5) $       (4.3)
     State and local                                  (.4)          (.5)          (.4)
     Foreign                                        (28.7)        (21.8)        (40.2)
                                             ------------  ------------  ------------
                                                    (30.6)        (23.8)        (44.9)
                                             ------------  ------------  ------------
Deferred:
     Federal                                         48.4          42.6          35.4
     State and local                                 (3.9)         18.5           (.4)
     Foreign                                         (7.0)          7.6          (4.9)
                                             ------------  ------------  ------------
                                                     37.5          68.7          30.1
                                             ------------  ------------  ------------
                                             $        6.9  $       44.9  $      (14.8)
                                             ============  ============  ============



          A reconciliation between the credit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes and minority interests is as follows (in millions):



                                                      Years Ended December 31,
                                             ----------------------------------------
                                                  1997          1996          1995
                                             ------------  ------------  ------------
Income (loss) before income taxes and
     minority interests                      $       74.5  $      (12.1) $       94.5
                                             ============  ============  ============

Amount of federal income tax based upon the
     statutory rate                          $      (26.1) $        4.2  $      (33.1)
Revision of prior years' tax estimates and
     other changes in valuation allowances           33.8          41.2          24.2
Percentage depletion                                  4.2           3.9           4.2
Foreign taxes, net of federal tax benefit            (3.1)         (5.5)         (6.9)
State and local taxes, net of federal tax
     benefit                                         (2.8)          1.1          (2.4)
Other                                                  .9             -           (.8)
                                             ------------  ------------  ------------
                                             $        6.9  $       44.9  $      (14.8)
                                             ============  ============  ============



          The caption entitled "Revision of prior years' tax estimates and other changes in valuation allowances," as shown in the preceding table, includes amounts for the reversal of reserves which the Company no longer believes are necessary, other revisions in prior years' tax estimates and changes in valuation allowances with respect to deferred income tax assets. Generally, the reversal of reserves relates to the expiration of the relevant statute of limitations with respect to certain income tax returns, or the resolution of specific income tax matters with the relevant tax authorities. For the years ended December 31, 1997, 1996 and 1995, the reversal of reserves which the Company believes are no longer necessary resulted in a credit to the income tax provision of $32.1, $40.8 and $20.0, respectively.

          The components of the Company's net deferred income tax assets (liabilities) are as follows (in millions):



                                                            December 31,
                                                    --------------------------
                                                         1997          1996
                                                    ------------  ------------
Deferred income tax assets:
     Postretirement benefits other than pensions    $      293.1  $      294.7
     Other liabilities                                     219.6         203.4
     Loss and credit carryforwards                         148.3         179.0
     Real estate                                            48.1          47.3
     Timber and timberlands                                 34.2          37.8
     Other                                                 127.7         113.0
     Valuation allowances                                 (126.4)       (141.2)
                                                    ------------  ------------
          Total deferred income tax assets, net            744.6         734.0
                                                    ------------  ------------
Deferred income tax liabilities:
     Property, plant and equipment                        (145.6)       (163.7)
     Other                                                 (95.1)       (101.4)
                                                    ------------  ------------
          Total deferred income tax liabilities           (240.7)       (265.1)
                                                    ------------  ------------
Net deferred income tax assets                      $      503.9  $      468.9
                                                    ============  ============



          As of December 31, 1997, approximately $351.7 of the net deferred income tax assets listed above are attributable to Kaiser. A principal component of this amount is the $258.0 tax benefit, net of certain valuation allowances, associated with the accrual for postretirement benefits other than pensions. The future tax deductions with respect to the turnaround of this accrual will occur over a thirty to forty-year period. If such deductions create or increase a net operating loss in any year subsequent to 1997, Kaiser has the ability to carry forward such loss for 20 taxable years. For reasons discussed below, the Company believes a long-term view of profitability is appropriate and has concluded that this net deferred income tax asset will more likely than not be realized. Included in the remaining $93.7 of Kaiser's net deferred income tax assets is approximately $59.8 attributable to the tax benefit of loss and credit carryforwards, net of valuation allowances. A substantial portion of the valuation allowances for Kaiser relate to loss and credit carryforwards. The Company evaluated all appropriate factors to determine the proper valuation allowances for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization. For example, full valuation allowances were provided for certain credit carryforwards that expire in the near term. With regard to future levels of income, the Company believes that Kaiser, based on the cyclical nature of its business, its history of operating earnings and its expectations for future years, will more likely than not generate sufficient taxable income to realize the benefit attributable to the loss and credit carryforwards for which valuation allowances were not provided. The net deferred income tax assets listed above which are not attributable to Kaiser are approximately $152.2 as of December 31, 1997. This amount includes approximately $73.5 which relates to the excess of the tax basis over financial statement basis with respect to timber and timberlands and real estate. The Company has concluded that it is more likely than not that these net deferred income tax assets will be realized based in part upon the estimated values of the underlying assets which are in excess of their tax basis.

          As of December 31, 1997 and 1996, $58.8 and $76.6, respectively, of the net deferred income tax assets listed above are included in prepaid expenses and other current assets. Certain other portions of the deferred income tax liabilities listed above are included in other accrued liabilities and other noncurrent liabilities.

          The Company files consolidated federal income tax returns together with its domestic subsidiaries, other than Kaiser and its subsidiaries. Kaiser and its domestic subsidiaries are members of a separate consolidated return group which files its own consolidated federal income tax returns.

          The following table presents the tax attributes for federal income tax purposes at December 31, 1997 attributable to the Company and Kaiser (in millions). The utilization of certain of these tax attributes is subject to limitations.



                                               The Company                   Kaiser
                                      --------------------------- ---------------------------
                                                       Expiring                    Expiring
                                                       Through                     Through
                                                    -------------               -------------
Regular Tax Attribute Carryforwards:
     Current year net operating loss  $        19.0          2012 $           -             -
     Prior year net operating losses           98.1          2011          33.2          2011
     Capital loss                               8.0          2002             -             -
     General business tax credits                .5          2002          10.4          2011
     Foreign tax credits                          -             -          50.0          2002
     Alternative minimum tax credits            1.2    Indefinite          21.6    Indefinite

Alternative Minimum Tax Attribute
     Carryforwards:
     Current year net operating loss  $        27.4          2012 $           -             -
     Prior year net operating losses          105.3          2011          17.6          2011
     Capital loss                               8.0          2002             -             -
     Foreign tax credits                          -             -          74.7          2002



9.        EMPLOYEE BENEFIT AND INCENTIVE PLANS

          Postretirement Medical Benefits
          The Company has unfunded postretirement medical benefit plans which cover most of its employees. Under the plans, employees are eligible for health care benefits (and life insurance benefits for Kaiser employees) upon retirement. Retirees from companies other than Kaiser make contributions for a portion of the cost of their health care benefits. The expected costs of postretirement medical benefits are accrued over the period the employees provide services to the date of their full eligibility for such benefits.

          Postretirement medical benefits are generally provided through a self insured arrangement. The Company has not funded the liability for these benefits, which are expected to be paid out of cash generated by operations. A summary of the components of net periodic postretirement medical benefit cost is as follows (in millions):



                                                      Years Ended December 31,
                                             ----------------------------------------
                                                  1997          1996          1995
                                             ------------  ------------  ------------
Service cost - medical benefits earned
     during the year                         $        6.5  $        4.3  $        4.9
Interest cost on accumulated postretirement
     medical benefit obligation                      44.4          47.5          52.7
Net amortization and deferral                       (12.5)        (12.5)         (9.1)
                                             ------------  ------------  ------------
Net periodic postretirement medical benefit
     cost                                    $       38.4  $       39.3  $       48.5
                                             ============  ============  ============


          Included in the net periodic postretirement medical benefit cost is $37.6, $38.3 and $47.9 for the years ended December 31, 1997, 1996 and 1995, respectively, attributable to Kaiser's plans.

          The postretirement medical benefit liability recognized in the Company's Consolidated Balance Sheet is as follows (in millions):



                                                            December 31,
                                                    ---------------------------
                                                         1997          1996
                                                    ------------- -------------
Retirees                                            $       448.1 $       500.9
Actives eligible for benefits                                36.1          37.7
Actives not eligible for benefits                            67.5          72.3
                                                    ------------- -------------
     Accumulated postretirement medical benefit
          obligation                                        551.7         610.9
Unrecognized prior service cost                              86.3          98.6
Unrecognized net gain                                       137.4          72.4
                                                    ------------- -------------
     Postretirement medical benefit liability       $       775.4 $       781.9
                                                    ============= =============



          The accumulated postretirement medical benefit obligation attributable to Kaiser's plans was $544.5 and $602.8 as of December 31, 1997 and 1996, respectively. The postretirement medical benefit liability recognized in the Company's Consolidated Balance Sheet attributable to Kaiser's plans was $765.6 and $772.6 as of December 31, 1997 and 1996, respectively.

          The annual assumed rates of increase in the per capita cost of covered benefits (i.e., health care cost trend rates) are approximately 7.5% and 5.5% for retirees under age 65 and over age 65, respectively, and are assumed to decrease gradually to approximately 5.3% in 2007 and remain at that level thereafter. Each one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement medical benefit obligation as of December 31, 1997 by approximately $54.0 and the aggregate of the service and interest cost components of net periodic postretirement medical benefit cost by approximately $6.2.

          The discount rates and rates of compensation increase used in determining the accumulated postretirement medical benefit obligation were 7.3% and 5.0% at December 31, 1997, respectively, and 7.8% and 5.0% at December 31, 1996, respectively.

          Retirement Plans
          The Company has various retirement plans which cover essentially all employees. Most of the Company's employees are covered by defined benefit plans. The benefits are determined under formulas based on years of service and the employee's compensation. The Company's funding policy is to contribute annually an amount at least equal to the minimum cash contribution required by ERISA.

          The Company has various defined contribution savings plans designed to enhance the existing retirement programs of participating employees. Under the MAXXAM Inc. Savings Plan (the "MAXXAM Savings Plan"), employees may elect to defer up to 16% of their base compensation to the plan. For those participants who have elected to defer a portion of their compensation contributions to the MAXXAM Savings Plan, the Company's contributions consist of matching contributions of up to 4% of the base compensation of participants for each calendar quarter. Under the Kaiser Aluminum Savings and Retirement Plan, salaried employees may elect to defer from 2% to 18% of their compensation to the plan. For those eligible participants who have elected to make contributions to the plan, Kaiser's contributions consist of matching 25% to 100% of contributions of up to 10% of their compensation.

          A summary of the components of net periodic pension costs for the defined benefit plans and total pension costs for the defined contribution plans and non-qualified retirement and incentive plans is as follows (in millions):



                                                      Years Ended December 31,
                                             ----------------------------------------
                                                  1997          1996          1995
                                             ------------  ------------  ------------
Defined benefit plans:
     Service cost - benefits earned during
          the year                           $       15.8  $       15.7  $       12.1
     Interest cost on projected benefit
          obligations                                64.6          62.8          62.5
     Return on assets:
          Actual gain                              (136.5)        (94.4)       (118.7)
          Deferred gain (loss)                       68.1          34.8          64.6
     Net amortization and deferral                   10.1           8.0           8.7
     Curtailment gain                                   -           (.6)            -
                                             ------------  ------------  ------------
     Net periodic pension cost                       22.1          26.3          29.2
Defined contribution plans                            5.1           3.1           5.4
Non-qualified retirement and incentive plans          5.3          (3.2)          8.2
                                             ------------  ------------  ------------
                                             $       32.5  $       26.2  $       42.8
                                             ============  ============  ============



          The total pension costs attributable to Kaiser's plans was $27.5, $21.3 and $38.3 for the years ended December 31, 1997, 1996 and 1995, respectively.

          The following table sets forth the funded status and amounts recognized for the defined benefit plans in the Consolidated Balance Sheet (in millions):



                                                            December 31,
                                                    --------------------------
                                                         1997          1996
                                                    ------------  ------------
Actuarial present value of accumulated plan
benefits:
     Vested benefit obligation                      $      821.6  $      768.9
     Non-vested benefit obligation                          44.4          40.9
                                                    ------------  ------------
          Total accumulated benefit obligation      $      866.0  $      809.8
                                                    ============  ============

Projected benefit obligation                        $      918.0  $      854.7
Plan assets at fair value, primarily common stocks
     and fixed income obligations                         (799.4)       (698.1)
                                                    ------------  ------------
Projected benefit obligation in excess of plan
     assets                                                118.6         156.6
Unrecognized net transition obligation                       (.3)          (.5)
Unrecognized net gain (loss)                                 7.5          (9.0)
Unrecognized prior service cost                            (23.5)        (27.3)
Adjustment required to recognize minimum liability           5.4          13.7
                                                    ------------  ------------
          Accrued pension cost                      $      107.7  $      133.5
                                                    ============  ============


          With respect to Kaiser's defined benefit plans, the projected benefit obligation was $873.0 and $816.2 as of December 31, 1997 and 1996, respectively. This obligation exceeded Kaiser's fair value of plan assets by $116.1 and $154.2 as of December 31, 1997 and 1996, respectively.

          The assumptions used in accounting for the defined benefit plans were as follows (in millions):



                                                            December 31,
                                             ----------------------------------------
                                                  1997          1996          1995
                                             ------------- ------------  ------------
Rate of increase in compensation levels               5.0%         5.0%          5.0%
Discount rate                                         7.3%         7.8%          7.5%
Expected long-term rate of return on assets           9.5%         9.5%          9.5%



          The Company has recorded an additional pension liability equal to the excess of the accumulated benefit obligation over the fair value of plan assets. The amount of the additional pension liability in excess of unrecognized prior service cost is recorded as a reduction to stockholders' equity. In 1997, the pension liability adjustment decreased by $1.8. In 1996 and 1995, the pension liability adjustment decreased by $11.0 and increased by $4.7, respectively. These adjustments were recorded net of a related deferred federal and state income tax credit (provision) of $(0.8), $(6.5) and $2.8, respectively, which approximated the federal and state statutory rates.

          Incentive Plans
          Kaiser has an unfunded incentive compensation program, which provides incentive compensation based upon performance against annual plans and over a three-year period.

10.  MINORITY INTERESTS

          Minority interests represent the following (in millions):



                                                            December 31,
                                                    ---------------------------
                                                         1997          1996
                                                    ------------- -------------
Kaiser Aluminum Corporation:
     Common stock, par $.01                         $        42.9 $           -
     PRIDES                                                     -          98.1
Minority interests attributable to Kaiser's
     subsidiaries                                           127.7         121.7
                                                    ------------- -------------
                                                    $       170.6 $       219.8
                                                    ============= =============



          The Company has recorded 100% of the losses attributable to Kaiser's common stock since July 1993, as Kaiser's cumulative losses through that date had eliminated Kaiser's equity with respect to its common stock. The redemption of Kaiser's Series A Mandatory Conversion Premiums Dividend Preferred Stock (the "Series A Shares"), together with the voluntary redemption of 181,700 shares of PRIDES in 1995, decreased Kaiser's preferred equity, and reduced Kaiser's deficit in common equity, by $136.2. Accordingly, in 1995, the Company recorded an adjustment to reduce the minority interests reflected on its Consolidated Balance Sheet for that same amount, with an offsetting decrease in the Company's stockholders' deficit.

          $.65 Depositary Shares (the "Depositary Shares")
          On September 19, 1995, Kaiser redeemed all 1,938,295 of its Series A Shares, which resulted in the simultaneous redemption of all 19,382,950 Depositary Shares in exchange for (i) 13,126,521 shares of Kaiser's common stock and (ii) $2.8 cash in satisfaction of all accrued and unpaid dividends and fractional shares of common stock that would have otherwise been issuable. As a result of the Company's sale of its Depository Shares prior to September 19, 1995, the shares of Kaiser's common stock which were issued upon redemption of the Series A Shares are all held by minority stockholders.

          Conversion of PRIDES to Kaiser Common Stock
          During August 1997, the 8,673,850 outstanding shares of PRIDES were converted into 7,227,848 shares of Kaiser common stock pursuant to the terms of the PRIDES Certificate of Designations. Further, in accordance with the PRIDES Certificate of Designations no dividends were paid or payable for the period June 30, 1997, to, but not including, the date of conversion. As a result of the equity attributable to the PRIDES being converted into equity attributable to common stockholders, the Company recorded a $64.8 adjustment to stockholders equity and a reduction in minority interest of the same amount.

          Subsidiary Redeemable Preference Stock
          In 1985, KACC issued its Cumulative (1985 Series A) Preference Stock and its Cumulative (1985 Series B) Preference Stock (together, the "Redeemable Preference Stock") each of which has a par value of $1 per share and a liquidation and redemption value of $50 per share plus accrued dividends, if any, and have a total redemption value of $29.9 as of December 31, 1997. No additional Redeemable Preference Stock is expected to be issued. Holders of the Redeemable Preference Stock are entitled to an annual cash dividend of $5 per share, or an amount based on a formula tied to KACC's pre-tax income from aluminum operations when and as declared by KACC's board of directors.

          Changes in Series A and B Stock are as follows (in millions):



                                                   Years Ended December 31,
                                          ----------------------------------------
                                               1997          1996          1995
                                          ------------  ------------  ------------
Shares:
     Beginning of year                         634,684       737,363       912,167
     Redeemed                                  (39,631)     (102,679)     (174,804)
                                          ------------  ------------  ------------
     End of year                               595,053       634,684       737,363
                                          ============  ============  ============



          Redemption fund agreements require KACC to make annual payments by March 31 of the subsequent year based on a formula tied to KACC's consolidated net income until the redemption funds are sufficient to redeem all of the Redeemable Preference Stock. On an annual basis, the minimum payment is $4.3 and the maximum payment is $7.3. KACC also has certain additional repurchase requirements which are based, among other things, upon profitability tests.

          The Redeemable Preference Stock is entitled to the same voting rights as KACC common stock and to certain additional voting rights under certain circumstances, including the right to elect, along with other KACC preference stockholders, two directors whenever accrued dividends have not been paid on two annual dividend payment dates or when accrued dividends in an amount equivalent to six full quarterly dividends are in arrears. The Redeemable Preference Stock restricts the ability of KACC to redeem or pay dividends on common stock if KACC is in default on any dividends payable on Redeemable Preference Stock.

          Kaiser Stock Incentive Plans
          Kaiser has a total of 5,500,000 shares of Kaiser common stock reserved for grant under its incentive compensation programs. At December 31, 1997, 3,536,653 shares were available for grant.

          Stock options granted pursuant to Kaiser's nonqualified stock program are granted at the prevailing market price and generally vest at the rate of 20% to 33% per year and have a ten year term. Information relating to nonqualified stock options is shown below. The prices shown in the table below are the weighted average price per share for the respective number of underlying shares (in millions).



                                       1997                        1996                        1995
                           --------------------------- --------------------------- ---------------------------
                               Shares        Price         Shares        Price         Shares        Price
                           ------------  ------------- ------------  ------------- ------------  -------------
Outstanding at beginning
     of year                    890,395  $       10.33      926,085  $       10.32    1,119,680  $        9.85
Granted                          15,092          10.06            -             -             -             -
Exercised                       (48,410)          8.33       (8,275)          8.99     (155,500)          7.32
Expired or forfeited            (37,325)         10.12      (27,415)         10.45      (38,095)          8.88
                           ------------                ------------                ------------
Outstanding at end of year      819,752          10.45      890,395          10.33      926,085          10.32
                           ============                ============                ============

Exercisable at end of year      601,115  $       10.53      436,195  $       10.47      211,755  $       10.73
                           ============                ============                ============




11.  STOCKHOLDERS' DEFICIT

          Changes in stockholders' deficit were (in millions):



                        Preferred
                          Stock           Common Stock
                                    ------------------------
                                                                                                Pension
                                                                 Additional     Accumulated    Liability    Treasury
                        ($.50 Par)     Shares     ($.50 Par)      Capital         Deficit     Adjustment      Stock        Total
                      ------------  ----------   -----------  --------------  -------------  -----------  -----------  -----------
Balance,
     January 1,
     1995             $         .3          8.7  $       5.0  $         53.2  $      (302.9) $     (11.4) $     (19.5) $    (275.3)
     Net income                  -            -            -               -           57.5            -            -         57.5
     Gain from
          issuance
          of Kaiser
          Aluminum
          Corporation
          common
          stock                  -            -            -             2.5              -            -            -          2.5
     Redemption of
          Kaiser
          Aluminum
          Corporation
          preferred
          stock                  -            -            -            99.3           36.9            -            -        136.2
     Additional
          pension
          liability              -            -            -               -              -         (4.7)           -         (4.7)
                      ------------  -----------  -----------  --------------  -------------  -----------  -----------  -----------
Balance, December 31,
     1995                       .3          8.7          5.0           155.0         (208.5)       (16.1)       (19.5)       (83.8)
     Net income                  -            -            -               -           22.9            -            -         22.9
     Gain from
          issuance of
          Kaiser
          Aluminum
          Corporation
          common
          stock                  -            -            -              .9              -            -            -           .9
     Treasury stock
          repurchases            -            -            -               -              -            -         (1.8)        (1.8)
     Reduction of
          pension
          liability              -            -            -               -              -         11.0            -         11.0
                      ------------  ----------   ------------ --------------  -------------  ------------ -----------  -----------
Balance, December 31,
     1996                       .3          8.7          5.0           155.9         (185.6)        (5.1)       (21.3)       (50.8)
     Net income                  -            -            -               -           65.2            -            -         65.2
     Gain from
          issuance of
          Kaiser
          Aluminum
          Corporation
          common
          stock due
          to PRIDES
          conversion             -            -            -            62.9            1.9            -            -         64.8
     Gain from other
          issuances
          of Kaiser
          Aluminum
          Corporation
          common
          stock                  -            -            -             1.1              -            -            -          1.1
     Treasury stock
          repurchases            -         (1.7)           -               -              -            -        (87.9)       (87.9)
     Reduction of
          pension
          liability              -            -            -               -              -          1.8            -          1.8
     Gain on
          settlement
          of
          shareholder            -            -            -             2.9              -            -            -          2.9
          litigation  ------------  ----------   -----------  --------------  -------------  ------------ -----------  -----------
Balance, December 31,
     1997             $         .3          7.0  $       5.0  $        222.8  $      (118.5) $      (3.3) $    (109.2) $      (2.9)
                      ============  ===========  ============ ==============  =============  ============ ===========  ===========




          Preferred Stock
          The holders of the Company's Class A $.05 Non-Cumulative Participating Convertible Preferred Stock (the "Class A Preferred Stock") are entitled to receive, if and when declared, preferential cash dividends at the rate of $.05 per share per annum and will participate thereafter on a share for share basis with the holders of common stock in all cash dividends, other than cash dividends on the common stock in any fiscal year to the extent not exceeding $.05 per share. Stock dividends declared on the common stock will result in the holders of the Class A Preferred Stock receiving an identical stock dividend payable in shares of Class A Preferred Stock. At the option of the holder, the Class A Preferred Stock is convertible at any time into shares of common stock at the rate of one share of common stock for each share of Class A Preferred Stock. Each holder of Class A Preferred Stock is generally entitled to ten votes per share on all matters presented to a vote of the Company's stockholders.

          Stock Option Plans
          In 1994, the Company adopted the MAXXAM 1994 Omnibus Employee Incentive Plan (the "1994 Omnibus Plan"). Up to 1,000,000 shares of common stock and 1,000,000 shares of Class A Preferred Stock were reserved for awards or for payment of rights granted under the 1994 Omnibus Plan of which 843,000 and 910,000 shares, respectively, were available to be awarded at December 31, 1997. The 1994 Omnibus Plan replaced the Company's 1984 Phantom Share Plan (the "1984 Plan") which expired in June 1994, although previous grants thereunder remain outstanding. The options (or rights, as applicable) granted in 1995, 1996 and 1997 vest at the rate of 20% per year commencing one year from the date of grant. The Company paid $1.6 and $2.7 in respect of awards issued pursuant to the 1984 Plan for the years ended December 31, 1997 and 1995, respectively. Amounts paid in respect of awards issued pursuant to the 1984 Plan for the year ended December 31, 1996 was not significant. The following table summarizes the options or rights outstanding and exercisable relating to the 1984 Plan and the 1994 Omnibus Plan. The prices shown are the weighted average price per share for the respective number of underlying shares (in millions).



                                       1997                        1996                        1995
                           --------------------------- --------------------------- ---------------------------
                               Shares        Price         Shares        Price         Shares        Price
                           ------------  ------------- ------------  ------------- ------------  -------------
Outstanding at beginning
     of year                    250,100  $       34.75      207,900  $       31.59      238,000  $       26.74
Granted                          98,500          41.71       45,000          48.84       36,000          45.15
Exercised                       (50,300)         26.11       (1,800)         15.31      (66,100)         21.52
Expired or forfeited             (1,500)         45.15       (1,000)         45.15            -              -
                           ------------                ------------                ------------
Outstanding at end of year      296,800          38.47      250,100          34.75      207,900          31.59
                           ============                ============                ============

Exercisable at end of year      117,200  $       33.53      122,100  $       29.40       93,900  $       27.95
                           ============                ============                ============



          Concurrent with the adoption of the 1994 Omnibus Plan, the Company adopted the MAXXAM 1994 Non-Employee Director Plan (the "1994 Director Plan"). Up to 35,000 shares of common stock are reserved for awards under the 1994 Director Plan. In 1997, 1996 and 1995, options to purchase 1,800 shares, 900 shares and 1,500 shares of common stock, respectively, were granted to three non-employee directors. The weighted average exercise prices of these options are $43.19, $43.88 and $31.63 per share, respectively, based on the quoted market price at the date of grant. The options vest at the rate of 25% per year commencing one year from the date of grant. At December 31, 1997, options for 1,800 shares were exercisable.

          Shares Reserved for Issuance
          At December 31, 1997, the Company had 2,703,856 common shares and 1,000,000 Class A Preferred shares reserved for future issuances in connection with various options, convertible securities and other rights as described in this Note 11.

          Rights
          On November 29, 1989, the Board of Directors of the Company declared a dividend to its stockholders consisting of (i) one Series A Preferred Stock Purchase Right (the "Series A Right") for each outstanding share of the Company's Class A Preferred Stock and (ii) one Series B Preferred Stock Purchase Right (the "Series B Right") for each outstanding share of the Company's common stock. The Series A Right and the Series B Right are collectively referred to herein as the "Rights." The Rights are exercisable only if a person or group of affiliated or associated persons (an "Acquiring Person") acquires beneficial ownership, or the right to acquire beneficial ownership, of 15% or more of the Company's common stock, or announces a tender offer that would result in beneficial ownership of 15% or more of the outstanding common stock. Any person or group of affiliated or associated persons who, as of November 29, 1989, was the beneficial owner of at least 15% of the outstanding common stock will not be deemed to be an Acquiring Person unless such person or group acquires beneficial ownership of additional shares of common stock (subject to certain exceptions). Each Series A Right, when exercisable, entitles the registered holder to purchase from the Company one share of Class A Preferred Stock at an exercise price of $165.00, subject to adjustment. Each Series B Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of the Company's new Class B Junior Participating Preferred Stock, with a par value of $.50 per share (the "Junior Preferred Stock"), at an exercise price of $165.00, subject to adjustment.

          Under certain circumstances, including if any person becomes an Acquiring Person other than through certain offers for all outstanding shares of stock of the Company, or if an Acquiring Person engages in certain "self-dealing" transactions, each Series A Right would enable its holder to buy Class A Preferred Stock (or, under certain circumstances, preferred stock of an acquiring company) having a value equal to two times the exercise price of the Series A Right, and each Series B Right shall enable its holder to buy common stock of the Company (or, under certain circumstances, common stock of an acquiring company) having a value equal to two times the exercise price of the Series B Right. Under certain circumstances, Rights held by an Acquiring Person will be null and void. In addition, under certain circumstances, the Board is authorized to exchange all outstanding and exercisable Rights for stock, in the ratio of one share of Class A Preferred Stock per Series A Right and one share of common stock of the Company per Series B Right. The Rights, which do not have voting privileges, expire in 1999, but may be redeemed by action of the Board prior to that time for $.01 per right, subject to certain restrictions.

          Voting Control
          Federated Development Inc., a wholly owned subsidiary of Federated Development Company ("Federated"), and Mr. Charles E. Hurwitz beneficially own (exclusive of securities acquirable upon exercise of stock options) an aggregate 99% of the Company's Class A Preferred Stock and 38.7% of the Company's common stock (resulting in combined voting control of approximately 68% of the Company). Mr. Hurwitz is the Chairman of the Board and Chief Executive Officer of the Company and Chairman and Chief Executive Officer of Federated. Federated is wholly owned by Mr. Hurwitz, members of his immediate family and trusts for the benefit thereof.

12.  COMMITMENTS AND CONTINGENCIES

          Commitments
          Minimum rental commitments under operating leases at December 31, 1997 are as follows: years ending December 31, 1998 - $32.5; 1999 - $37.2; 2000 - $32.9; 2001 - $29.9; 2002 - $27.2; thereafter - $134.7. Rental expense for operating leases was $35.6, $34.2 and $31.4 for the years ended December 31, 1997, 1996 and 1995, respectively. The minimum future rentals receivable under noncancelable subleases at December 31, 1997 were $62.5.

          Environmental Contingencies
          Kaiser and KACC are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to claims and litigation based upon such laws. KACC is currently subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, (as amended by the Superfund Amendments Reauthorization Act of 1986, "CERCLA") and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

          Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. The following table presents the changes in such accruals, which are primarily included in other noncurrent liabilities (in millions):


                                                      Years Ended December 31,
                                             ----------------------------------------
                                                  1997          1996          1995
                                             ------------  ------------  ------------
Balance at beginning of year                 $       33.3  $       38.9  $       40.1
Additional amounts                                    2.0           3.2           3.3
Less expenditures                                    (5.6)         (8.8)         (4.5)
                                             ------------  ------------  ------------
Balance at end of year                       $       29.7  $       33.3  $       38.9
                                             ============  ============  ============



          These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology and Kaiser's assessment of the likely remediation action to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 to $8.0 for the years 1998 through 2002 and an aggregate of approximately $8.0 thereafter.

          As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. Kaiser believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $18.0. As the resolution of these matters is subject to further regulatory review and approval, no specific assurances can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, Kaiser is working to resolve certain of these matters. Kaiser believes that KACC has insurance coverage available to recover certain incurred and future environmental costs and is actively pursuing claims in this regard. However, no accruals have been made for any such insurance recoveries, and no assurances can be given that Kaiser will be successful in its attempt to recover incurred or future costs. While uncertainties are inherent in the final outcome of these environmental matters, and it is impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

          Asbestos Contingencies
          KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 20 years. At December 31, 1997, the number of claims pending was approximately 77,400 compared to 71,100 at December 31, 1996. During 1997, approximately 15,600 of such claims were received and approximately 9,300 were settled or dismissed. During 1996, approximately 21,100 claims were received and approximately 9,700 were settled or dismissed.

          Based on past experience and reasonably anticipated future activity, Kaiser has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed through 2008. There are inherent uncertainties involved in estimating asbestos-related costs and KACC's actual costs could exceed these estimates. Kaiser's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton, Levin, Ehrmantraut, Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an asbestos-related cost accrual of $158.8, before consideration of insurance recoveries, is included primarily in other noncurrent liabilities at December 31, 1997. While Kaiser does not believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial. Kaiser estimates that annual future cash payments in connection with such litigation will be approximately $13.0 to $20.0 for each of the years 1998 through 2002, and an aggregate of approximately $80.0 thereafter.

          Kaiser believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. Claims for recovery from some of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from the insurance carriers. The timing and amount of ultimate recoveries from these insurance carriers are dependent upon the resolution of these disputes. Kaiser believes, based on prior insurance-related recoveries with respect to asbestos-related claims, existing insurance policies, and the advice of Thelen, Marrin, Johnson & Bridges LLP with respect to applicable insurance coverage law relating to the terms and conditions of these policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $134.0, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in long-term receivables and other assets at December 31, 1997.

          Subsequent to December 31, 1997, KACC reached agreements settling approximately 25,000 of the pending asbestos-related claims. Also, subsequent to year-end, KACC reached agreements on asbestos-related coverage matters with two insurance carriers under which the Company will collect a total of approximately $18.0 million during the first quarter of 1998. As the amounts related to the claim settlements and insurance recoveries were consistent with the Company's year-end 1997 accrual assumptions, these events are not expected to have a material impact on the Company's financial position or results of operations.

          Kaiser continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative progress, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from Kaiser's underlying assumptions. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, Kaiser currently believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

          OTS Contingency and Related Matters
          On December 26, 1995, the United States Department of Treasury's Office of Thrift Supervision ("OTS") initiated a formal administrative proceeding against the Company and others by filing a Notice of Charges (the "Notice"). The Notice alleges, among other things, misconduct by the Company, Federated Development Company ("Federated"), Mr. Charles Hurwitz and others (the "respondents") with respect to the failure of United Savings Association of Texas ("USAT"), a wholly owned subsidiary of United Financial Group Inc. ("UFG"). The Notice claims that the Company was a savings and loan holding company, that with others it controlled USAT, and that it was therefore obligated to maintain the net worth of USAT. The Notice makes numerous other allegations against the Company and the other respondents, including, among other things, allegations that through USAT it was involved in prohibited transactions with Drexel, Burnham, Lambert Inc. The OTS, among other things, seeks unspecified damages in excess of $560.0 from the Company and Federated, civil money penalties and a removal from, and prohibition against the Company and the other respondents engaging in, the banking industry. The hearing on the merits of this matter commenced on September 22, 1997, adjourned on December 19, 1997, and is scheduled to recommence on June 16, 1998.

          On August 2, 1995, the Federal Deposit Insurance Corporation ("FDIC") filed a civil action entitled Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (No. H-95-3956) (the "FDIC action") in the U.S. District Court for the Southern District of Texas (the "Court"). The original complaint against Mr. Hurwitz alleged damages in excess of $250.0 based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. The original complaint further alleged, among other things, that Mr. Hurwitz was obligated to ensure that UFG, Federated and the Company maintained the net worth of USAT. On January 15, 1997, the FDIC filed an amended complaint which seeks, conditioned on the OTS prevailing in its administrative proceeding, unspecified damages from Mr. Hurwitz relating to amounts the OTS does not collect from the Company and Federated with respect to their alleged obligations to maintain USAT's net worth.

          The Company's bylaws provide for indemnification of its officers and directors to the fullest extent permitted by Delaware law. The Company is obligated to advance defense costs to its officers and directors, subject to the individual's obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification. In addition, the Company's indemnity obligation can, under certain circumstances, include amounts other than defense costs, including judgments and settlements. The Company has concluded that it is unable to determine a reasonable estimate of the loss (or range of loss), if any, that could result from this contingency. Accordingly, it is impossible to assess the ultimate outcome of the foregoing matters or its potential impact on the Company; however, any adverse outcome of these matters could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

          Rancho Mirage Litigation Settlement
          On December 8, 1997, the Delaware Chancery Court approved the settlement of certain shareholder derivative actions brought in connection with an exchange between Federated and MCOP of certain real estate assets in Rancho Mirage, California. In connection with the settlement, MCOP received approximately $7.5 in cash and a 23.7 acre commercial development property owned by a subsidiary of Federated and paid the plaintiffs' counsel $5.5 for attorneys fees and expenses. In addition, a subsidiary of Federated transferred to MCOP approximately $3.9 (liquidation value) of MCOP preferred stock while retaining the right to purchase certain shares of common stock at a price of approximately $55.00 per share and canceled rights to purchase common stock valued at approximately $1.0.
The transactions provided for in the settlement have been reflected in the Company's financial statements for the year ended December 31, 1997.

13.  DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

          At December 31, 1997, the net unrealized loss on KACC's position in aluminum forward sales and option contracts, (based on an average price of $1,643 per ton or $.75 per pound of primary aluminum), natural gas and fuel oil forward purchase and option contracts, and forward foreign exchange contracts, was approximately $21.0. Any gains or losses on the derivative contracts utilized in KACC's hedging activities are offset by losses or gains, respectively, on the transactions being hedged.

          Alumina and Aluminum
          Kaiser's earnings are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. Alumina prices as well as fabricated aluminum product prices (which vary considerably among products) are significantly influenced by changes in the price of primary aluminum but generally lag behind primary aluminum price changes by up to three months. Since 1993, the average Midwest United States transaction price for primary aluminum has ranged from approximately $.50 to $1.00 per pound.

          From time to time in the ordinary course of business, KACC enters into hedging transactions to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot and bauxite, whose prices fluctuate with the market price of primary aluminum. Forward sales contracts are used by KACC to effectively fix the price that KACC will receive for its shipments. KACC also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of price for KACC's anticipated sales and/or (iii) to permit KACC to realize possible upside price movements. As of December 31, 1997, KACC had sold forward, at fixed prices, approximately 109,850 and 24,000 tons of primary aluminum with respect to 1998 and 1999. KACC had also purchased put options to establish a minimum price for approximately 52,000 tons with respect to 1998 and had entered into option contracts that established a price range for an additional 243,600 and 124,500 tons with respect to 1998 and 1999. Additionally, at December 31, 1997, KACC also held fixed price purchase contracts for 134,850 tons of primary aluminum with respect to 1998.

          As of December 31, 1997, KACC had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 1998 and 1999 at prices indexed to future prices of primary aluminum.

          Energy
          KACC is exposed to energy price risk from fluctuating prices for fuel oil and natural gas consumed in the production process. Accordingly, KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of December 31, 1997, KACC had a combination of fixed price purchase and option contracts for the purchase of approximately 41,000 MMBtu of natural gas per day during 1998. At December 31, 1997, KACC also held a combination of fixed price purchase and option contracts for an average of 232,000 and 25,000 barrels of fuel oil per month for 1998 and 1999, respectively.

          Foreign Currency
          KACC enters into forward foreign exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At December 31, 1997, KACC had net forward foreign exchange contracts totaling approximately $136.6 for the purchase of 180.0 Australian dollars from January 1998 through February 1999, in respect of its commitments for 1998 and 1999 expenditures denominated in Australian dollars.

14.  SEGMENT INFORMATION

          The following tables present financial information by industry segment and by geographic area at December 31, 1997 and 1996 and for the three years ended December 31, 1997, 1996 and 1995 (in millions).

          Industry Segments



                                                                                   Real
                                         Bauxite                    Forest        Estate
                             Years         and       Aluminum      Products      and Other
                             Ended       Alumina    Processing    Operations    Operations   Corporate      Total
                          ----------   ---------- -------------  ------------  ------------ -----------  ---------
Sales to
     unaffiliated
     customers                  1997   $    483.3 $     1,889.9  $     287.2   $       68.7 $         -  $ 2,729.1
                                1996        508.0       1,682.5        264.6           88.2           -    2,543.3
                                1995        514.2       1,723.6        242.6           84.8           -    2,565.2
Operating income
     (loss)                     1997          6.8         167.2         84.9           (5.0)      (17.5)     236.4
                                1996        (10.7)        114.4         73.0          (12.0)      (33.4)     131.3
                                1995         37.2         179.3         74.3          (13.6)      (19.6)     257.6

Equity in
     earnings
     (loss) of
     unconsolidated
     affiliates                 1997         (7.0)          9.9            -            3.2           -        6.1
                                1996          1.8           7.0            -            2.3           -       11.1
                                1995          3.5          15.7            -            (.1)          -       19.1
Depreciation and
     depletion                  1997         28.4          56.7         26.1            4.2          .6      116.0
                                1996         30.2          59.9         27.2            5.7          .5      123.5
                                1995         30.0          58.4         25.3            6.2         1.0      120.9

Capital expenditures            1997         28.4         100.1         22.9           22.3          .3      174.0
                                1996         31.6         128.7         15.2           10.7          .4      186.6
                                1995         30.2          49.2          9.9            8.2          .2       97.7
Investments in and
     advances to
     unconsolidated
     affiliates                 1997         88.8          59.8            -           10.9           -      159.5
                                1996        121.5          46.9            -           11.1           -      179.5
Identifiable assets             1997        966.4       1,984.3        700.0          228.4       235.1    4,114.2
                                1996      1,032.1       1,852.8        681.2          207.1       342.5    4,115.7



          Sales to unaffiliated customers exclude intersegment sales between bauxite and alumina and aluminum processing of $193.2, $181.6 and $159.7 for the years ended December 31, 1997, 1996 and 1995, respectively. Intersegment sales are made on a basis intended to reflect the market value of the products.

          Operating losses for Corporate represent general and administrative expenses of MAXXAM Inc. that are not attributable to the Company's industry segments. General and administrative expenses of Kaiser are allocated in the Company's industry segment presentation based upon those segments' ratio of sales to unaffiliated customers.

          GEOGRAPHICAL INFORMATION

          The Company's operations are located in many foreign countries, including Australia, Canada, Ghana, Jamaica, and the United Kingdom. Foreign operations in general may be more vulnerable than domestic operations due to a variety of political and other risks. Sales and transfers among geographic areas are made on a basis intended to reflect the market value of products. Geographical area information relative to operations is summarized as follows (in millions):



                         Years                                               Other
                         Ended     Domestic    Caribbean       Africa       Foreign     Eliminations     Total
                      ---------- ----------  ------------  ------------  ------------  ------------  ------------
Sales to
     unaffiliated
     customers              1997 $  2,076.2  $      204.6  $      234.2  $      214.1  $          -  $    2,729.1
                            1996    1,962.8         201.8         198.3         180.4             -       2,543.3
                            1995    1,916.9         191.7         239.4         217.2             -       2,565.2
Sales and
     transfers
     among
     geographic
     areas                  1997          -         121.7             -         197.3        (319.0)            -
                            1996          -         116.9             -         206.0        (322.9)            -
                            1995          -          79.6             -         191.5        (271.1)            -

Operating income
     (loss)                 1997       87.3          11.6          72.2          65.3             -         236.4
                            1996       37.9           1.6          27.8          64.0             -         131.3
                            1995       79.0           9.8          83.5          85.3             -         257.6
Equity in earnings
     (loss) of
     unconsolidated
     affiliates             1997        8.0             -             -          (1.9)            -           6.1
                            1996        2.6             -             -           8.5             -          11.1
                            1995        (.3)            -             -          19.4             -          19.1

Investments in and
     advances to
     unconsolidated
     affiliates             1997       26.7          23.9             -         108.9             -         159.5
                            1996       11.6          25.3             -         142.6             -         179.5

Identifiable assets         1997    3,375.2         391.2         179.6         168.2             -       4,114.2
                            1996    3,318.4         391.2         194.7         211.4             -       4,115.7



          Included in results of operations are aggregate foreign currency translation and transaction gains of $13.2 and $5.3 for the years ended December 31, 1997 and 1995, respectively. Foreign currency translation and transaction gains were immaterial in 1996.

          Export sales were less than 10% of total revenues during the years ended December 31, 1997, 1996 and 1995. For the years ended December 31, 1997, 1996 and 1995, sales to any one customer did not exceed 10% of consolidated revenues.

15.   SUPPLEMENTAL CASH FLOW INFORMATION


                                                      Years Ended December 31,
                                             -----------------------------------------
                                                  1997          1996          1995
                                             ------------- ------------- -------------
                                                      (In millions of dollars)
Supplemental information on non-cash
     investing and financing activities:
     Capital spending accrual excluded from
          investing activities               $           - $        13.5 $           -
     Contribution of property and inventory
          in exchange for joint venture
          interest                                    10.6             -           1.3
     Timber and timberlands acquired,
          subject to long-term debt                    9.4             -            .6
     Net margin repayments for marketable
          securities                                     -             -           6.9
     Reduction of stockholders' deficit due
          to redemption of Kaiser preferred
          stock                                       64.8             -         136.2
     Repurchase of treasury stock, subject
          to short-term debt                          35.1             -             -
Supplemental disclosure of cash flow
     information:
     Interest paid, net of capitalized
          interest                           $       178.3 $       156.8 $       162.8
     Income taxes paid, net                           25.4          21.5          30.3




16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          Summary quarterly financial information for the years ended December 31, 1997 and 1996 is as follows (in millions):


                                                     Three Months Ended
                                  ------------------------------------------------------
                                     March 31      June 30     September 30  December 31
                                  ------------  ------------  ------------  ------------
1997:
     Net sales                    $      631.6  $      689.1  $      726.0  $      682.4
     Operating income                     49.0          52.7          73.9          60.8
     Net income                             .7          31.9          18.0          14.6
     Earnings per share:
          Basic                            .08          3.72          2.17          1.84
          Diluted                          .07          3.42          1.98          1.67
1996:
     Net sales                    $      612.2  $      667.7  $      641.2  $      622.2
     Operating income                     53.2          46.0           9.6          22.5
     Net income (loss)                     5.8          16.9           5.3          (5.1)
     Earnings (loss) per share:
          Basic                            .66          1.95           .61          (.59)
          Diluted                          .61          1.79           .56          (.59)




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                       PAGE
(A)  INDEX TO FINANCIAL STATEMENTS

     1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

          Report of Independent Public Accountants                    43
          Consolidated balance sheet at December 31, 1997 and 1996 44 Consolidated statement of operations for the years ended
               December 31, 1997, 1996 and 1995                       45
          Consolidated statement of cash flows for the years ended
               December 31, 1997, 1996 and 1995                       46
          Notes to consolidated financial statements                  47

     2.   FINANCIAL STATEMENT SCHEDULES:

          Schedule I - Condensed Financial Information of Registrant
               at December 31, 1997 and 1996 and for the years ended
               December 31, 1997, 1996 and 1995                       73-77
          All other schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

(B)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K during the fourth quarter of 1997.

(C)  EXHIBITS

     Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 79), which index is incorporated herein by reference.


         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                MAXXAM INC.

                       BALANCE SHEET (UNCONSOLIDATED)
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)



                                                            December 31,
                                                    --------------------------
                                                         1997          1996
                                                    ------------  ------------
                       ASSETS

Current assets:
     Cash and cash equivalents                      $       47.9  $      169.6
     Marketable securities                                  33.2          18.9
     Other current assets                                   13.5          14.6
                                                    ------------  ------------
          Total current assets                              94.6         203.1
Deferred income taxes                                       70.1          66.1
Investment in subsidiaries                                 127.0          16.5
Other assets                                                 2.3           3.9
                                                    ------------  ------------
                                                    $      294.0  $      289.6
                                                    ============  ============

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities       $       20.6  $        8.3
     Short-term borrowings and current maturities
          of long-term debt                                 35.1          42.6
                                                    ------------  ------------
          Total current liabilities                         55.7          50.9
Notes payable to subsidiaries, net of notes
     receivable and advances                               174.5         192.2
Other noncurrent liabilities                                66.7          97.3
                                                    ------------  ------------
          Total liabilities                                296.9         340.4
                                                    ------------  ------------

Stockholders' deficit:
     Preferred stock, $.50 par value; 12,500,000
          shares authorized; Class A $.05
          Non-Cumulative Participating Convertible
               Preferred Stock; shares issued:
               669,701                                        .3            .3
     Common stock, $.50 par value; 28,000,000
          shares authorized; shares issued:
          10,063,359 and 10,063,885, respectively            5.0           5.0
     Additional capital                                    222.8         155.9
     Accumulated deficit                                  (118.5)       (185.6)
     Pension liability adjustment                           (3.3)         (5.1)
     Treasury stock, at cost (shares held:
          preferred - 845; common:  3,062,762 and
          1,400,112, respectively)                        (109.2)        (21.3)
                                                    ------------  ------------
          Total stockholders' deficit                       (2.9)        (50.8)
                                                    ------------  ------------
                                                    $      294.0  $      289.6
                                                    ============  ============


See notes to consolidated financial statements and accompanying notes.


                                MAXXAM INC.

                  STATEMENT OF OPERATIONS (UNCONSOLIDATED)
                          (IN MILLIONS OF DOLLARS)



                                                       Years Ended December 31,
                                              ----------------------------------------
                                                   1997          1996          1995
                                              ------------  ------------  ------------
Investment, interest and other income
     (expense)                                $       (3.2) $       (1.5) $        5.6
Interest expense                                      (1.3)         (7.0)         (6.2)
General and administrative expenses                  (16.3)        (32.8)        (18.9)
Equity in earnings of subsidiaries                    54.1          15.1          43.6
                                              ------------  ------------  ------------
Income (loss) before income taxes                     33.3         (26.2)         24.1
Credit for income taxes                               31.9          49.1          33.4
                                              ------------  ------------  ------------
Net income                                    $       65.2  $       22.9  $       57.5
                                              ============  ============  ============

See notes to consolidated financial statements and accompanying notes.


                                MAXXAM INC.

                  STATEMENT OF CASH FLOWS (UNCONSOLIDATED)
                          (IN MILLIONS OF DOLLARS)



                                                       Years Ended December 31,
                                              ----------------------------------------
                                                   1997          1996          1995
                                              ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                               $       65.2  $       22.9  $       57.5
     Adjustments to reconcile net income
          (loss) to net cash provided by
          (used for) operating activities:
          Equity in earnings of subsidiaries         (54.1)        (15.1)        (43.6)
          Net sales (purchases) of
               marketable securities                  (5.8)         (7.1)         14.5
          Amortization of deferred financing
               costs and discounts on
               long-term debt                           .1            .3            .3
          Net gains on marketable securities          (8.5)         (2.5)         (3.4)
          Decrease in receivables, prepaids
               and other assets                        (.1)           .3           3.3
          Increase in accrued and deferred
               income taxes                           12.2         (30.2)        (18.9)
          Decrease in accounts payable and
               other liabilities                     (40.4)          (.1)        (14.5)
          Other                                        6.4           4.6           3.0
                                              ------------  ------------  ------------
               Net cash used for operating
                    activities                       (25.0)        (26.9)         (1.8)
                                              ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of Kaiser Depositary
          Shares                                         -             -           7.6
     Dividends received from subsidiaries                -           3.9           4.8
     Investments in and net advances from
          (to) subsidiaries                           (3.6)         49.7            .4
     Capital expenditures                              (.3)          (.4)          (.2)
                                              ------------  ------------  ------------
               Net cash provided by (used
                    for) investing
                    activities                        (3.9)         53.2          12.6
                                              ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings                             2.5             -             -
     Proceeds from issuance of intercompany
          note                                           -         125.0             -
     Redemption, repurchase of and principal
          payments on long-term debt                 (42.5)          (.3)         (5.9)
     Treasury stock repurchases                      (52.8)         (1.8)            -
                                              ------------  ------------  ------------
               Net cash provided by (used
                    for) financing
                    activities                       (92.8)        122.9          (5.9)
                                              ------------  ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                    (121.7)        149.2           4.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     YEAR                                            169.6          20.4          15.5
                                              ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR      $       47.9  $      169.6  $       20.4
                                              ============  ============  ============

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
     Reduction of stockholders' deficit due
          to redemption of Kaiser preferred
          stock                               $       64.8  $          -  $      136.2
     Repurchase of treasury stock subject to
          short-term debt                             35.1             -             -
     Distribution of intercompany payable
          received from a subsidiary                  19.8          20.0           8.0
     Net assets transferred to subsidiary                -             -         (14.5)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Interest paid                            $        1.6  $        6.7  $        6.0
     Income taxes paid (refunded)                       .6           1.5           (.3)


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

B.   SHORT-TERM BORROWINGS

          During 1997, the Company had average short-term borrowings outstanding of $9.0 under the notes described below. The weighted average interest rate during 1997 was 9.8%.

          Demand Note
          On November 26, 1997, the Company entered into a credit facility with Salomon Smith Barney providing for up to $25.0 in borrowings payable on demand. Borrowings are secured by 400,000 shares of a subsidiary's common stock for each $1.0 of borrowings. As of December 31, 1997, $2.5 of borrowings were outstanding under this facility.

          Notes to NL Industries, Inc. ("NL") and the Combined Master Retirement Trust ("CMRT")
          On October 17, 1997, the Company agreed to repurchase 1,277,250 shares of its common stock, consisting of 250,000 shares owned by NL and 1,027,250 shares owned by CMRT, an affiliate of NL. The aggregate purchase price for these shares of $70.2 was paid $35.1 in cash and $35.1 in one-year notes issued to NL and CMRT bearing interest at 10% per annum. These notes are secured by the common stock which was repurchased.

C.   LONG-TERM DEBT

          Long-term debt consists of the following:


                                                         December 31,
                                                 --------------------------
                                                      1997          1996
                                                 ------------  ------------
14% Senior Subordinated Reset Notes due May 20,
     2000                                        $          -  $       25.0
12-1/2% Subordinated Debentures due December 15,
     1999, net of discount                                  -          17.6
                                                 ------------  ------------
                                                            -          42.6
Less: current maturities                                    -         (42.6)
                                                 ------------  ------------
                                                 $          -  $          -
                                                 ============  ============



          The Company redeemed the 14% Senior Subordinated Reset Notes and the 12-1/2% Subordinated Debentures at par on January 7, 1997 and January 22, 1997, respectively.


D.   NOTES PAYABLE TO SUBSIDIARIES, NET OF NOTES RECEIVABLE AND ADVANCES

          At December 31, 1997, the Company's indebtedness to its subsidiaries, which includes accrued interest, consists of the following:



                                                         December 31,
                                                 --------------------------
                                                      1997          1996
                                                 ------------  ------------
Note payable, interest at 11%                    $      125.0  $      125.0
Unsecured note payable, interest at 6%                   20.5          19.3
Unsecured notes payable, interest at 7%                  15.4          14.6
Net advances                                             13.6          33.3
                                                 ------------  ------------
                                                 $      174.5  $      192.2
                                                 ============  ============



          The increase in net advances is principally due to cash receipts from the sale of real property and notes from the RTC Portfolio. There are no restrictions which would preclude the Company's subsidiaries from declaring a dividend of such advances to the Company.

          In January 1998, the Company elected to defer $.9 of the $6.9 interest payment due to a subsidiary on February 2, 1998. The deferred amount effectively increases the note payable balance to $125.9.


                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who has signed this report on behalf of the Registrant and as the chief financial officer of the Registrant.

                                          MAXXAM INC.


Date:  March 26, 1998         By:    /S/ PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                              President, Chief Financial Officer
                                         and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 26, 1998         By:   /S/ CHARLES E. HURWITZ
                                      Charles E. Hurwitz
                                 Chairman of the Board, Chief
                                Executive Officer and Director


Date:  March 26, 1998         By:  /S/ ROBERT J. CRUIKSHANK
                                     Robert J. Cruikshank
                                           Director


Date:  March 26, 1998         By:      /S/ EZRA G. LEVIN
                                         Ezra G. Levin
                                           Director


Date:  March 26, 1998         By:  /S/ STANLEY D. ROSENBERG
                                     Stanley D. Rosenberg
                                           Director


Date:  March 26, 1998         By:    /S/ PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                              President, Chief Financial Officer
                                         and Director
                                 (Principal Financial Officer)


Date:  March 26, 1998         By:  /S/ ELIZABETH D. BRUMLEY
                                     Elizabeth D. Brumley
                                     Assistant Controller
                                 (Principal Accounting Officer)

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

       3.3     Certificate of Designations of Class A $.05 Non-Cumulative
               Participating Convertible Preferred Stock of the Company, dated July 6, 1994 (incorporated herein by reference to Exhibit 4(c) to the Registration Statement of the Company on Form S-8, Registration No. 33-54479)

       3.4     Amended and Restated By-laws of the Company dated February
               3, 1997 (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

       4.1 Non-Negotiable Intercompany Note, dated December 23, 1996, executed by the Company in favor of MAXXAM Group Holdings
               Inc. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of MAXXAM Group
               Holdings Inc. ("MGHI"), Registration No. 333-18723)

       4.2     Non-Negotiable Secured Promissory Note, dated October 17,
               1997, by the Company payable to The Combined Master
               Retirement Trust (incorporated herein by reference to
               Exhibit 10.3 to the Company's Quarterly Report on Form 10-
               Q  for  the  quarter ended September 30, 1997, File No. 1-
               9447)

       4.3     Non-Negotiable Secured Promissory Note dated October 17,
               1997, by the Company payable to NL Industries, Inc.
               (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-9447)

      *4.4 Secured Demand Promissory Note, dated November 26, 1997, by the Company in favor of Salomon Smith Barney

       4.5 Loan and Pledge Agreement, dated October 21, 1997, between the Company and Custodial Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1997)

       4.6     Indenture, dated as of December 23, 1996, among MGHI, as
               Issuer, the Company, as Guarantor, and First Bank National
               Association, as Trustee, regarding the 12% Senior Secured
               Notes due 2003 of MGHI (incorporated herein by reference to Exhibit 4.1 to MGHI's Registration Statement on Form S-
               4, Registration No. 333-18723)

       4.7     Indenture, dated as of August 4, 1993, between Shawmut
               Bank, N.A. and MAXXAM Group Inc. ("MGI") regarding MGI's
               11-1/4% Senior Secured Notes due 2003 and 12-1/4% Senior
               Secured Discount Notes due 2003 (the "MGI Indenture")
               (incorporated herein by reference to Exhibit 4.1 to MGI's
               Annual Report on Form 10-K for the year ended December 31,
               1993, File No. 1-8857)

       4.8     First Supplemental Indenture, dated as of December 17,
               1996, to the MGI Indenture (incorporated herein by
               reference to Exhibit 4.35 to Amendment No. 1 to MGHI's
               Registration  Statement on Form S-4, Registration No. 333-
               18723)

       4.9     Second Supplemental Indenture, dated as of December 23,
               1996, to the MGI Indenture (incorporated herein by
               reference to Exhibit 4.36 to Amendment No. 1 to MGHI's
               Registration  Statement on Form S-4, Registration No. 333-
               18723)

       4.10    Indenture, dated December 23, 1996, among Kaiser Aluminum
               & Chemical Corporation ("KACC"), as Issuer and certain of
               its subsidiaries (as guarantors) and First Trust National
               Association, as Trustee, regarding KACC's 10-7/8% Series D
               Senior Notes due 2006 (the "10-7/8% Series D Notes
               Indenture") (incorporated herein by reference to KACC's
               Registration  Statement on Form S-4, Registration No. 333-
               19143)

       4.11 First Supplemental Indenture, dated as of July 15, 1997, to the 10-7/8% Series D Notes Indenture (incorporated herein by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of Kaiser Aluminum Corporation ("Kaiser") for the quarter ended June 30, 1997, File No. 1-9447)

       4.12    Indenture, dated as of October 23, 1996, among KACC, as
               Issuer, and certain of its subsidiaries (as guarantors) and First Trust National Association, as Trustee, regarding KACC's 10-7/8% Series B Senior Notes due 2006
               (the 10-7/8% Series B Notes Indenture") (incorporated by reference to Exhibit 4.2 to Kaiser's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1996, File
               No. 1-9447)

       4.13 First Supplemental Indenture, dated as of July 15, 1997, to the 10-7/8% Series B Notes Indenture (incorporated herein by reference to Exhibit 4.3 to Kaiser's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1997,
               File No. 1-9447)

       4.14    Indenture, dated as of February 1, 1993, among KACC, as
               Issuer, and certain of its subsidiaries (as guarantors) and State Street Bank and Trust Company (as successor trustee to The First National Bank of Boston; "State
               Street"), regarding KACC's 12-3/4% Senior Subordinated
               Notes due 2003 (the "KACC Senior Subordinated Note
               Indenture") ( incorporated herein by reference to Exhibit
               4.1 to KACC's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-3605)

       4.15 First Supplemental Indenture, dated as of May 1, 1993, to the KACC Senior Subordinated Note Indenture (incorporated herein by reference to Exhibit 4.2 to KACC's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1993,
               File No. 1-3605)

       4.16    Second Supplemental Indenture, dated as of February 1,
               1996, to the KACC Senior Subordinated Note Indenture
               (incorporated herein by reference to Exhibit 4.3 to Kaiser's Annual Report on Form 10-K for the year ended
               December 31, 1995, File No. 1-9447)

       4.17 Third Supplemental Indenture, dated as of July 15, 1997, to the KACC Senior Subordinated Note Indenture
               (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-9447)

       4.18    Indenture, dated as of February 17, 1994, among KACC, as
               Issuer, and certain of its subsidiaries (as guarantors), and First Trust National Association, Trustee, regarding
               Kaiser's 9-7/8% Senior Notes due 2002 (the "9-7/8 Notes
               Indenture") (incorporated herein by reference to Exhibit
               4.3 to KACC's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-9447; the "Kaiser 1993
               Form 10-K")

       4.19    First Supplemental Indenture, dated as of February 1,
               1996, to the 9-7/8 Notes Indenture (incorporated herein by reference to Exhibit 4.5 to Kaiser's Annual Report on Form
               10-K  for  the  year  ended December 31, 1995, File No. 1-
               9447)

       4.20    Second Supplemental Indenture, dated as of July 15, 1997,
               to the 9-7/8 Notes Indenture (incorporated herein by
               reference to Exhibit 4.2 to Kaiser's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 1997, File No. 1-
               9447)

       4.21    Credit Agreement, dated as of February 15, 1994 (the
               "Kaiser Credit Agreement"), among Kaiser, KACC, certain financial institutions and BankAmerica Business Credit, Inc., as Agent (incorporated herein by reference to Exhibit 4.4 to the Kaiser 1993 Form 10-K)

       4.22    First Amendment, dated July 21, 1994, to the Kaiser Credit
               Agreement (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-9447)

       4.23    Second Amendment, dated March 10, 1995, to the Kaiser
               Credit Agreement (incorporated herein by reference to Exhibit 4.6 to Kaiser's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-9447)

       4.24    Third Amendment, dated as of July 20, 1995, to the Kaiser
               Credit Agreement (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File No. 1-9447)

       4.25    Fourth Amendment, dated as of October 17, 1995, to the
               Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-9447)

       4.26    Fifth Amendment, dated December 11, 1995, to the Kaiser
               Credit Agreement (incorporated herein by reference to Exhibit 4.11 to Kaiser's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-9447)

       4.27    Sixth Amendment, dated as of October 1, 1996, to the
               Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-9447)

       4.28    Seventh Amendment, dated December 17, 1996, to the Kaiser
               Credit Agreement (incorporated herein by reference to Exhibit 4.18 to KACC's Registration Statement on Form S-4
               dated January 2, 1997, File No. 333-19143)

       4.29    Eighth Amendment, dated February 24, 1997, to the Kaiser
               Credit Agreement (incorporated herein by reference to Kaiser's Annual Report on Form 10-K for the year ended
               December 31, 1996, File No. 1-9447)

       4.30    Ninth Amendment, dated as of April 21, 1997, to the Kaiser
               Credit Agreement (incorporated herein by reference to Exhibit 4.5 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-9447).

       4.31    Tenth Amendment, dated as of June 25, 1997, to the Kaiser
               Credit Agreement (incorporated herein by reference to Exhibit 4.6 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-9447)

       4.32    Eleventh Amendment, dated October 20, 1997, to the Kaiser
               Credit Agreement (incorporated herein by reference to Exhibit 4.7 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-9447)

       4.33    Twelfth Amendment to Credit Agreement, dated as of January
               13, 1998, (incorporated herein by reference to Exhibit
               4.24 to Kaiser's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-9447)

       4.34    Indenture, dated as of March 23, 1993, between The Pacific
               Lumber Company ("Pacific Lumber") and State Street (as successor trustee to The First National Bank of Boston) regarding Pacific Lumber's 10-1/2% Senior Notes due 2003
               (incorporated herein by reference to Exhibit 4.1 to Pacific Lumber's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-9204)

       4.35    Indenture, dated as of March 23, 1993, between Scotia
               Pacific Holding Company ("Scotia Pacific") and State
               Street, as Trustee, regarding Scotia Pacific's 7.95%
               Timber Collateralized Notes due 2015 (incorporated herein by reference to Exhibit 4.1 to Scotia Pacific's Annual
               Report on Form 10-K for the year ended December 31, 1993,
               File No. 33-55538)

       4.36 Amended and Restated Credit Agreement of Pacific Lumber, dated November 10, 1995 (the "Pacific Lumber Credit
               Agreement"; incorporated herein by reference to Exhibit
               4.1 to Pacific Lumber's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-9204)

       4.37    First Amendment, dated as of February 10, 1997, to the
               Pacific Lumber Credit Agreement (incorporated by reference to Exhibit 4.4 to Pacific Lumber's Annual Report on Form
               10-K  for  the  year  ended December 31, 1996, File No. 1-
               9204)

       4.38    Second Amendment, dated October 9, 1997, to the Pacific
               Lumber Credit Agreement (incorporated herein by reference to Exhibit 4.1 to Pacific Lumber's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1997, File
               No. 1-9204)

       4.39 Second Amended and Restated Credit and Security Agreement, dated July 15, 1995, among the First National Bank of
               Boston, MCO Properties Inc., Westcliff Development
               Corporation, Horizon Corporation, Horizon Properties
               Corporation and MCO Properties L.P. (incorporated herein by reference to Exhibit 4.25 to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1996)

       4.40 Amended and Restated Indenture, dated October 6, 1995, by and among Sam Houston Race Park, Ltd. ("SHRP"), New SHRP
               Capital Corp., SHRP General Partner, Inc. and First Bank
               National Association, Trustee (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form
               10-Q of SHRP for the quarter ended June 30, 1995, File No.
               33-67738)

               Note: Pursuant to Regulation Section 229.601, Item
               601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Company hereby agrees to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Company and its consolidated subsidiaries (and for any of its unconsolidated subsidiaries for which financial statements are required to be filed) wherein the total amount of securities authorized thereunder does not exceed
               10 percent of the total consolidated assets of the Company

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

      10.5 Tax Allocation Agreement, dated as of May 21, 1988, among the Company, MGI, Pacific Lumber and the corporations signatory thereto (incorporated herein by reference to Exhibit 10.8 to Pacific Lumber's Annual Report on Form 10-
               K for the year ended December 31, 1988, File No. 1-9204)

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

      10.8     Senior Subordinated Intercompany Note, dated February 15,
               1994 , executed by KACC in favor of Kaiser (incorporated herein by reference to Exhibit 4.22 to the Kaiser 1993
               Form 10-K)

      10.9     Senior Subordinated Intercompany Note, dated March 17,
               1994, executed by KACC in favor of Kaiser (incorporated herein by reference to Exhibit 4.23 to the Kaiser 1993
               Form 10-K)

      10.10    Intercompany Note, dated December 21, 1989, executed by
               Kaiser in favor of KACC (the "Kaiser Intercompany Note," incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1996, File No. 1-3924)

      10.11 Confirmation of Amendment to the Kaiser Intercompany Note, dated as of October 6, 1993 (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File
               No. 1-3924)

      10.12    Agreement, dated September 28, 1996, among MAXXAM Inc.,
               The Pacific Lumber Company (on behalf of itself, its subsidiaries and its affiliates), the United States of America and the State of California (the "Headwaters
               Agreement") (incorporated herein by reference to Exhibit
               10.1 to the Company's Form 8-K dated September 28, 1996)

      10.13    Pre-Permit Application Agreement in Principle, dated
               February 27, 1998, relating to the Headwaters Agreement
               (incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Pacific Lumber for the fiscal year ended December 31, 1997, File No. 1-9204)

      10.14 Put and Call Agreement, dated November 16, 1987 (the "Put and Call Agreement") between Charles E. Hurwitz and MAXXAM
               Properties Inc. ("MPI") (incorporated herein by reference to Exhibit C to Schedule 13D dated November 24, 1987, filed by MGI with respect to the Company's common stock)

      10.15    Amendment to Put and Call Agreement, dated May 18, 1988,
               (incorporated herein by reference to Exhibit D to the Final Amendment to Schedule 13D dated May 20, 1988, filed by MGI relating to the Company's common stock)

               Amendment to Put and Call Agreement, dated as of February
      10.16    17, 1989 (incorporated herein by reference to Exhibit
               10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, File No. 1-3924)

      10.17 Note Purchase Agreement, dated July 26, 1982, as amended, between the Company and Drexel Burnham Lambert
               Incorporated, relating to the Company's Zero Coupon Senior
               Subordinated Notes due 2007 (incorporated herein by reference to Exhibit B to Schedule 13D dated November 24,
               1987, filed by MGI relating to the Company's common stock)

      10.18 Third Amended and Restated Limited Partnership Agreement of Sam Houston Race Park, Ltd., dated as of October 6,
               1995 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of SHRP for the quarter ended June 30, 1995, File No. 33-67738)

                      Executive Compensation Plans and Arrangements


      10.19 MAXXAM 1994 Omnibus Employee Incentive Plan (incorporated herein by reference to Exhibit 99 to the Company's Proxy
               Statement dated April 29, 1994; the "Company 1994 Proxy
               Statement")

      10.20    Form of Stock Option Agreement under the MAXXAM 1994
               Omnibus Employee Incentive Plan (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

      10.21 MAXXAM 1994 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 99 to the Company 1994
               Proxy Statement)

     *10.22    Amendment No. 1 to the MAXXAM 1994 Non-Employee Director
               Stock Plan

      10.23    Form  of Stock Option Agreement under the MAXXAM 1994 Non-
               Employee Director Plan (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form
               10-K for the year ended December 31, 1994)

      10.24    Form  of Deferred Fee Agreement under the MAXXAM 1994 Non-
               Employee Director Plan (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1996)

      10.25 MAXXAM 1994 Executive Bonus Plan (incorporated herein by reference to Exhibit 99 to the Company 1994 Proxy
               Statement)

      10.26 MAXXAM Revised Capital Accumulation Plan of 1988, as amended December 12, 1988 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1995)

      10.27    The Company's 1984 Phantom Share Plan, as amended (the
               "Company Phantom Share Plan") (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990; the "Company 1990 Form 10-K")

      10.28 Amendment, dated as of March 8, 1990, relating to the Company Phantom Share Plan (incorporated herein by reference to Exhibit 10.7 to the Company 1990 Form 10-K)

      10.29    Form of Phantom Share Agreement relating to the Company
               Phantom Share Plan (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988)

      10.30    MAXXAM Supplemental Executive Retirement Plan
               (incorporated herein by reference to Exhibit 10(ii) to MGI's Registration Statement on Form S-4 on Form S-2,
               Registration No. 33-42300)

      10.31    Form of Company Deferred Compensation Agreement
               (incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1995)

      10.32 Kaiser 1993 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to KACC's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1993,
               File No. 1-3605)

      10.33    Form of Stock Option Agreement under the Kaiser 1993
               Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

      10.34    KACC's Bonus Plan (incorporated herein by reference to
               Exhibit 10.25 to Amendment No. 6 to the Registration
               Statement of KACC on Form S-1, Registration No. 33-30645)

      10.35    Kaiser 1995 Employee Incentive Compensation Program
               (incorporated herein by reference to Exhibit 10.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-9447)

      10.36    Kaiser 1995 Executive Incentive Compensation Program
               (incorporated herein by reference to Exhibit 99 to Kaiser's Proxy Statement dated April 26, 1995)

      10.37 Kaiser 1997 Omnibus Stock Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement, dated
               April 29, 1997, filed by Kaiser, File No. 1-9447)

     *11       Computation of Net Income Per Common and Common Equivalent
               Share Information.

     *21       List of the Company's Subsidiaries

     *23       Consent of Arthur Andersen LLP

     *27       Financial Data Schedule


---------------
* Included with this filing
