Form 10-Q
period 1998-03-31
MAXXAM INC
filed 1998-05-05
CIK 63814

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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
Yes /X/   No /  /

 Number of shares of common stock outstanding at April 29, 1998:  7,000,597

                             TABLE OF CONTENTS


                                                                      PAGE
PART I. - FINANCIAL INFORMATION

     Item 1.   Financial Statements:
          Consolidated Balance Sheet at March 31, 1998
               and December 31, 1997                                  3
          Consolidated Statement of Operations for the three
               months ended March 31, 1998 and 1997                   4
          Consolidated Statement of Cash Flows for the three
               months ended March 31, 1998 and 1997                   5
          Condensed Notes to Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               11

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      19
     Item 6.   Exhibits and Reports on Form 8-K                       20
     Signature                                                        S-1

                        MAXXAM INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)



                                                   MARCH 31,    DECEMBER 31,
                                                      1998          1997
                                                 ------------  ------------
                                                  (Unaudited)
                     ASSETS
Current assets:
     Cash and cash equivalents                   $      148.6  $      164.6
     Marketable securities                               84.1          84.6
     Receivables:
          Trade, net of allowance for doubtful
               accounts of $5.9                         269.9         255.9
          Other                                          72.5         126.3
     Inventories                                        584.1         629.6
     Prepaid expenses and other current assets          183.3         175.1
                                                 ------------  ------------
               Total current assets                   1,342.5       1,436.1
Property, plant and equipment, net of
     accumulated depreciation of $870.0 and
     $845.6, respectively                             1,317.5       1,320.9
Timber and timberlands, net of accumulated
     depletion of $170.4 and $169.2,
     respectively                                       298.8         299.1
Investments in and advances to unconsolidated
     affiliates                                         160.5         159.5
Deferred income taxes                                   478.8         479.9
Long-term receivables and other assets                  424.8         418.7
                                                 ------------  ------------
                                                 $    4,022.9  $    4,114.2
                                                 ============  ============
      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                            $      164.4  $      187.3
     Accrued interest                                    36.6          68.7
     Accrued compensation and related benefits          141.6         159.3
     Other accrued liabilities                          171.6         174.9
     Payable to affiliates                               83.9          82.9
     Short-term borrowings and current
          maturities of long-term debt                   70.4          69.0
                                                 ------------  ------------
               Total current liabilities                668.5         742.1
Long-term debt, less current maturities               1,877.6       1,888.0
Accrued postretirement medical benefits                 725.2         730.1
Other noncurrent liabilities                            577.7         586.3
                                                 ------------  ------------
               Total liabilities                      3,849.0       3,946.5
                                                 ------------  ------------
Commitments and contingencies
Minority interests                                      174.9         170.6
                                                 ------------  ------------
Stockholders' deficit:
     Preferred stock, $.50 par value; 12,500,000
          shares authorized; Class A $.05
          Non-Cumulative Participating                     .3            .3
Convertible Preferred Stock; shares issued:
          669,701
     Common stock, $.50 par value; 28,000,000
          shares authorized; shares issued:
          10,063,359                                      5.0           5.0
     Additional capital                                 222.8         222.8
     Accumulated deficit                               (116.6)       (118.5)
     Pension liability adjustment                        (3.3)         (3.3)
     Treasury stock, at cost (shares held:
          preferred - 845; common:  3,062,762)         (109.2)       (109.2)
                                                 ------------  ------------
               Total stockholders' deficit               (1.0)         (2.9)
                                                 ------------  ------------
                                                 $    4,022.9  $    4,114.2
                                                 ============  ============


The accompanying notes are an integral part of these financial statements.

                        MAXXAM INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                         Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                         1998          1997
                                                    ------------  ------------
                                                            (Unaudited)
Net sales:
     Aluminum operations                            $      597.0  $      547.4
     Forest products operations                             51.9          66.8
     Real estate and other operations                       15.1          17.4
                                                    ------------  ------------
                                                           664.0         631.6
                                                    ------------  ------------

Costs and expenses:
     Cost of sales and operations:
          Aluminum operations                              499.6         460.7
          Forest products operations                        33.1          38.0
          Real estate and other operations                   9.7          10.0
     Selling, general and administrative expenses           42.2          44.5
     Depreciation and depletion                             28.1          29.4
                                                    ------------  ------------
                                                           612.7         582.6
                                                    ------------  ------------

Operating income                                            51.3          49.0

Other income (expense):
     Investment, interest and other income                  11.6          10.9
     Interest expense                                      (53.9)        (53.1)
                                                    ------------  ------------
Income before income taxes and minority interests            9.0           6.8
Provision for income taxes                                  (3.2)         (2.7)
Minority interests                                          (3.9)         (3.4)
                                                    ------------  ------------
Net income                                          $        1.9  $         .7
                                                    ============  ============

Basic earnings per common share                     $       0.28  $        .08
                                                    ============  ============

Diluted earnings per common and common equivalent
     share                                          $       0.25  $        .07
                                                    ============  ============

The accompanying notes are an integral part of these financial statements.

                        MAXXAM INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN MILLIONS OF DOLLARS)


                                                           Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                           1998          1997
                                                      ------------  ------------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                       $        1.9  $         .7
     Adjustments to reconcile net income to net cash
          used for operating activities:
          Depreciation and depletion                          28.1          29.4
          Net sales (purchases) of marketable
               securities                                      4.7           (.9)
          Minority interests                                   3.9           3.4
          Amortization of deferred financing costs
               and discounts on long-term debt                 6.3           6.3
          Amortization of excess investment over
               equity in net assets of
               unconsolidated affiliates                       2.5             -
          Equity in (earnings) loss of unconsolidated
               affiliates, net of dividends received          (4.5)          7.8
          Net gain on sale of real estate, mortgage
               loans and other assets                         (2.0)            -
          Increase (decrease) in cash resulting from
               changes in:
               Receivables                                    30.5         (34.8)
               Payable to affiliates and other
                    liabilities                              (44.0)         (2.9)
               Inventories                                    43.5          (7.9)
               Accrued interest                              (31.9)        (26.0)
               Prepaid expenses and other assets                .8         (27.5)
               Accounts payable                              (22.9)        (39.7)
               Accrued and deferred income taxes              (4.7)           .1
          Other                                               (4.5)         (1.8)
                                                      ------------  ------------
          Net cash provided by (used for) operating
               activities                                      7.7         (93.8)
                                                      ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from disposition of property and
          investments                                          6.5           7.1
     Capital expenditures                                    (22.4)        (27.2)
     Investment in subsidiaries and joint ventures            (1.6)         (7.1)
     Other                                                     3.1          (2.7)
                                                      ------------  ------------
          Net cash used for investing activities             (14.4)        (29.9)
                                                      ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit agreements            -          42.0
     Proceeds from issuance of long-term debt                  2.0          19.0
     Redemptions, repurchases and principal payments
          on long-term debt                                  (12.7)        (63.7)
     Dividends paid to Kaiser's minority preferred
          stockholders                                           -          (2.1)
     Redemption of preference stock                           (1.1)         (1.6)
     Restricted cash deposits                                    -         (12.6)
     Other                                                     2.5           (.2)
                                                      ------------  ------------
          Net cash used for  financing activities             (9.3)        (19.2)
                                                      ------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    (16.0)       (142.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             164.6         336.6
                                                      ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $      148.6  $      193.7
                                                      ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest       $       79.5  $       72.8
     Income taxes paid                                         6.5           2.1


The accompanying notes are an integral part of these financial statements.

                       MAXXAM INC. AND SUBSIDIARIES

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


1.        GENERAL

          The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Form 10-K. Any capitalized terms used but not defined in these Condensed Notes to Consolidated Financial Statements are defined in the "Glossary of Defined Terms" contained in Appendix A. All references to the "Company" include MAXXAM Inc. and its subsidiary companies unless otherwise indicated or the context indicates otherwise. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1998, the consolidated results of operations for the three months ended March 31, 1998 and 1997 and consolidated cash flows for the three months ended March 31, 1998 and 1997. Certain reclassifications of prior period information have been made to conform to the current presentation.

          SFAS No. 130 was issued in June 1997 with the adoption required for fiscal years beginning after December 31, 1997. SFAS 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity (such as minimum pension liabilities). For the quarters ended March 31, 1998 and 1997 there is not a significant difference between "traditional" net income and comprehensive income as the amount of the adjustments required to arrive at comprehensive income is not significant.

2.        INVENTORIES

          Inventories consist of the following:



                                                   MARCH 31,    DECEMBER 31,
                                                      1998          1997
                                                 ------------- -------------
Aluminum Operations:
     Finished fabricated aluminum products       $       101.2 $       103.9
     Primary aluminum and work in process                181.9         226.6
     Bauxite and alumina                                 120.8         108.4
     Operating supplies and repair and
          maintenance parts                              124.2         129.4
                                                 ------------- -------------
                                                         528.1         568.3
                                                 ------------- -------------
Forest Products Operations:
     Lumber                                               49.0          49.7
     Logs                                                  7.0          11.6
                                                 ------------- -------------
                                                          56.0          61.3
                                                 ------------- -------------
                                                 $       584.1 $       629.6
                                                 ============= =============



3.        RESTRICTED CASH

          Long-term receivables and other assets include restricted cash in the amount of $32.7 and $33.7 at March 31, 1998 and December 31, 1997, respectively. Such restricted cash primarily represents the amount held by the trustee under the indenture governing the Timber Notes.

4.        LONG-TERM DEBT

          Long-term debt consists of the following:


                                                    MARCH 31,    DECEMBER 31,
                                                       1998          1997
                                                  ------------  ------------
12% MGHI Senior Secured Notes due August 1, 2003  $      130.0  $      130.0
11-1/4% MGI Senior Secured Notes due August 1,
     2003                                                100.0         100.0
12-1/4% MGI Senior Secured Discount Notes due
     August 1, 2003, net of discount                     120.9         117.3
10-1/2% Pacific Lumber Senior Notes due March 1,
     2003                                                235.0         235.0
Pacific Lumber Credit Agreement                            9.4           9.4
7.95% Scotia Pacific Timber Collateralized Notes
     due July 20, 2015                                   309.2         320.0
KACC Credit Agreement                                        -             -
10-7/8% KACC Senior Notes due October 15, 2006,
     including premium                                   225.0         225.8
9-7/8% KACC Senior Notes due February 15, 2002,
     net of discount                                     225.0         224.2
12-3/4% KACC Senior Subordinated Notes due
     February 1, 2003                                    400.0         400.0
Alpart CARIFA Loans                                       60.0          60.0
Other aluminum operations debt                            60.6          61.6
Other notes and contracts, primarily secured by
     receivables, buildings, real estate and
     equipment                                            35.3          36.1
                                                  ------------- -------------
                                                       1,910.4       1,919.4
          Less: current maturities                       (32.8)        (31.4)
                                                  ------------- -------------
                                                  $    1,877.6  $    1,888.0
                                                  ============= =============



5.        PER SHARE INFORMATION

          Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period including the weighted average impact of the shares of common stock issued and treasury stock acquired during the year from the date of issuance or repurchase. The weighted average common shares outstanding was 7,000,597 shares and 8,656,948 shares for the three months ended March 31, 1998 and 1997, respectively.

          Diluted earnings per share calculations also include the dilutive effect of the Class A Preferred Stock which are convertible into Common Stock as well as common and preferred stock options. The weighted average number of common and common equivalent shares was 7,797,515 shares and 9,427,584 shares for the three months ended March 31, 1998 and 1997, respectively.

6.        CONTINGENCIES

          Environmental Contingencies
          Kaiser and KACC are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to claims and litigation based upon such laws. KACC is currently subject to a number of lawsuits under CERCLA and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

          Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At March 31, 1998, the balance of such accruals, which are primarily included in noncurrent liabilities, was $29.8.

          These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology and Kaiser's assessment of the likely remediation action to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $2.0 to $9.0 for the years 1998 through 2002 and an aggregate of approximately $7.0 thereafter.

          As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. Kaiser believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $18.0. As the resolution of these matters is subject to further regulatory review and approval, no specific assurances can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, Kaiser is working to resolve these matters. Kaiser believes that KACC has insurance coverage available to recover certain incurred and future environmental costs and is actively pursuing claims in this regard. However, no accruals have been made for any such insurance recoveries, and no assurances can be given that Kaiser will be successful in its attempt to recover incurred or future costs. While uncertainties are inherent in the final outcome of these environmental matters, and it is impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

          Asbestos Contingencies
          KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC.
The lawsuits generally relate to products KACC has not manufactured for at least 20 years. At March 31, 1998, the number of claims pending was approximately 81,500 compared to 77,400 at December 31, 1997. During 1997, approximately 15,600 of such claims were received and approximately 9,300 were settled or dismissed. During the quarter ended March 31, 1998, approximately 5,400 of such claims were received and 1,300 of such claims were settled or dismissed. However, the foregoing claim and settlement figures as of and for the quarter ended March 31, 1998, do not reflect the fact that as of March 31, 1998, KACC reached agreements under which the Company will settle approximately 25,000 of the pending asbestos-related claims over an extended period.

          Based on past experience and reasonably anticipated future activity, Kaiser has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed through 2008. There are inherent uncertainties involved in estimating asbestos-related costs and KACC's actual costs could exceed these estimates. Kaiser's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton, Levin, Ehrmantraut, Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an asbestos-related cost accrual of $155.6, before consideration of insurance recoveries, is included primarily in other noncurrent liabilities at March 31, 1998. While Kaiser does not believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial. Kaiser estimates that annual future cash payments in connection with such litigation will be approximately $13.0 to $20.0 for each of the years 1998 through 2002, and an aggregate of approximately $80.0 thereafter.

          Kaiser believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. Claims for recovery from some of KACC's insurance carriers are currently subject to pending litigation and other carriers have raised certain defenses, which have resulted in delays in recovering costs from the insurance carriers. The timing and amount of ultimate recoveries from these insurance carriers are dependent upon the resolution of these disputes. Kaiser believes, based on prior insurance-related recoveries with respect to asbestos-related claims, existing insurance policies, and the advice of Thelen, Marrin, Johnson & Bridges LLP with respect to applicable insurance coverage law relating to the terms and conditions of these policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $115.7, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in long-term receivables and other assets at March 31, 1998. During the first quarter of 1998, KACC reached agreements on asbestos-related coverage matters with two insurance carriers under which KACC collected a total of approximately $17.5 million.

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

          OTS Contingency and Related Matters
          On December 26, 1995, the OTS initiated a formal administrative proceeding against the Company and others by filing the Notice. The Notice alleges, among other things, misconduct by the Company, Federated, Mr. Charles Hurwitz and others (the "respondents") with respect to the failure of USAT, a wholly owned subsidiary of UFG. The Notice claims that the Company was a savings and loan holding company, that with others it controlled USAT, and that it was therefore obligated to maintain the net worth of USAT. The Notice makes numerous other allegations against the Company and the other respondents, including, among other things, allegations that through USAT it was involved in prohibited transactions with Drexel, Burnham, Lambert Inc. The OTS, among other things, seeks unspecified damages in excess of $560.0 from the Company and Federated, civil money penalties and a removal from, and prohibition against the Company and the other respondents engaging in, the banking industry. The hearing on the merits of this matter commenced on September 22, 1997, adjourned on December 19, 1997, and is scheduled to recommence on June 16, 1998.

          On August 2, 1995, the FDIC filed the FDIC action in the U.S. District Court for the Southern District of Texas. The original complaint against Mr. Hurwitz alleged damages in excess of $250.0 based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. The original complaint further alleged, among other things, that Mr. Hurwitz was obligated to ensure that UFG, Federated and the Company maintained the net worth of USAT. On January 15, 1997, the FDIC filed an amended complaint which seeks, conditioned on the OTS prevailing in its administrative proceeding, unspecified damages from Mr. Hurwitz relating to amounts the OTS does not collect from the Company and Federated with respect to their alleged obligations to maintain USAT's net worth.

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

     7.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

          At March 31, 1998, the net unrealized gain on KACC's position in aluminum forward sales and option contracts, (based on an average price of $1,643 per ton ($.75 per pound) of primary aluminum), natural gas, fuel oil and diesel fuel forward purchase and option contracts, and forward foreign exchange contracts, was approximately $11.5. Any gain or losses on the derivative contracts utilized in KACC's hedging activities are offset by losses or gains, respectively, on the transactions being hedged.

          Alumina and Aluminum
          Kaiser's earnings are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical fluctuations. Since 1993, the AMT Price for primary aluminum has ranged from approximately $.50 to $1.00 per pound. Alumina prices as well as fabricated aluminum product prices (which vary considerably among products) are significantly influenced by changes in the price of primary aluminum but generally lag behind primary aluminum price changes by up to three months.

          From time to time in the ordinary course of business, KACC enters into hedging transactions to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by KACC to effectively fix the price that KACC will receive for its shipments. KACC also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for KACC's anticipated sales, and/or (iii) to permit KACC to realize possible upside price movements. As of March 31, 1998, KACC had sold forward, at fixed prices, approximately 76,450, and 24,000 tons of primary aluminum with respect to 1998, and 1999, respectively. As of March 31, 1998, KACC had also purchased put options to establish a minimum price for approximately 33,750 tons of primary aluminum with respect to 1998 and had entered into option contracts that established a price range for an additional 173,700, and 124,500 tons for 1998 and 1999, respectively. Additionally, at March 31, 1998, KACC also held fixed price purchase contracts for 79,800 tons of primary aluminum with respect to 1998.

          As of March 31, 1998, KACC had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 1998, 1999 and 2000 at prices indexed to future prices of primary aluminum.

          Energy
          KACC is exposed to energy price risk from fluctuating prices for fuel oil and natural gas consumed in the production process. Accordingly, KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of March 31, 1998, KACC had a combination of fixed price purchase and option contracts for the purchase of approximately 45,000 MMBtu of natural gas per day during the remainder of 1998. As of March 31, 1998, KACC also held a combination of fixed price purchase and option contracts for an average of 232,000 and 39,000 barrels per month of fuel oil and diesel fuel for 1998 and 1999, respectively.

          Foreign Currency
          KACC enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At March 31, 1998, KACC had net forward foreign exchange contracts totaling approximately $198.5 for the purchase of 277.0 Australian dollars from April 1998, through December 2000, in respect of its commitments for 1998 and 1999 expenditures denominated in Australian dollars.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item are defined in the "Glossary of Defined Terms" contained in Appendix A.

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in several places in this Form 10-Q. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This section and the Form 10-K identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RESULTS OF OPERATIONS

          The Company operates in three principal industries: aluminum, through its majority owned subsidiary, Kaiser, an integrated aluminum producer; forest products, through MGI and its wholly owned subsidiaries, principally Pacific Lumber and Britt; real estate investment and development, managed through MAXXAM Property Company; and other commercial operations through various other wholly owned subsidiaries. MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company. All references to the "Company," "Kaiser," "MGHI," "MGI" and "Pacific Lumber" refer to the respective companies and their subsidiaries, unless otherwise indicated or the context indicates otherwise.

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

          Recent Events and Developments
          During the quarter ended March 31, 1998, KACC reached agreements to settle approximately 25,000 of the pending asbestos-related claims over an extended period. Also during the first quarter of 1998, KACC reached agreements on asbestos-related coverage matters with two insurance carriers under which Kaiser collected a total of approximately $17.5 million. As the amounts related to the claim settlements and insurance recoveries were consistent with Kaiser's year-end 1997 accrual assumptions, these events are not expected to have a material impact on the Kaiser's financial position, results of operations, or liquidity.

          During April 1998, Kaiser's 90%-owned Valco smelter in Ghana announced that it had reached an agreement with the VRA to receive compensation in lieu of the power necessary to run an additional potline that was curtailed on April 6, 1998. The compensation is expected to substantially mitigate the financial impact of the curtailment. As a result of the curtailment, Valco will be operating one if its five potlines, as compared to 1997, when Valco operated four potlines. Valco had previously curtailed two of its potlines in 1998, one in January, for which it received no compensation, and one in February, for which it will be compensated. As previously announced, Kaiser has notified the VRA that it believes it had the contractual rights at the beginning of 1998 to sufficient energy to run four and one-half potlines for the balance of the year. Valco continues to seek compensation from the VRA with respect to the January 1998 reduction of its power allocation. Valco and the VRA also are in continuing discussions concerning other matters, including steps that might be taken to reduce the likelihood of power curtailments beyond 1998. No assurances can be given as to the success of these discussions, the possibility of requests from the VRA for additional curtailments, or as to the operating level of Valco for the remainder of 1998 or beyond.

          Summary
          The following table presents selected operational and financial information for the three months ended March 31, 1998 and 1997. The information presented in the table is in millions of dollars except shipments and prices, and intracompany shipments have been excluded.


                                                           Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                           1998          1997
                                                      ------------- ------------
Shipments: (1)
     Alumina                                                  424.6        385.5
     Aluminum products:
          Primary aluminum                                     80.5         78.5
          Fabricated aluminum products                        105.5         93.9
                                                      ------------- ------------
               Total aluminum products                        186.0        172.4
                                                      ============= ============
Average realized sales price:
     Alumina (per ton)                                $         201 $        190
     Primary aluminum (per pound)                               .71          .75
Net sales:
     Bauxite and alumina:
          Alumina                                     $        85.5 $       73.2
          Other (2) (3)                                        25.7         26.6
                                                      ------------- ------------
               Total bauxite and alumina                      111.2         99.8
                                                      ------------- ------------
     Aluminum processing:
          Primary aluminum                                    126.2        129.2
          Fabricated aluminum products                        356.9        314.4
          Other (3)                                             2.7          4.0
                                                      ------------- ------------
               Total aluminum processing                      485.8        447.6
                                                      ------------- -------------
                    Total net sales                   $       597.0 $      547.4
                                                      ============= ============

Operating income                                      $        46.3 $       32.8
                                                      ============= ============
Income before income taxes and minority interests     $        19.0 $        7.9
                                                      ============= ============

Capital expenditures                                  $        13.7 $       21.8
                                                      ============= ============



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

          During 1997, the AMT Price for primary aluminum remained relatively stable in the $.75 to $.80 per pound range through November and then declined during December to the $.70 to $.75 per pound range. During the first three months of 1998, the AMT Price for primary aluminum was generally in the $.68 to $.73 per pound range. The AMT Price for primary aluminum for the week ended April 17, 1998 was approximately $.70 per pound.

          Net Sales - Bauxite and Alumina
          Net sales of alumina increased by 16% for the quarter ended March 31, 1998, from the comparable period in the prior year, as a result of a 6% increase in average realized prices from the sale of alumina and a 10% increase in alumina shipments. The fluctuations in shipment volumes as compared to the quarter ended March 31, 1997, was primarily attributable to the timing of shipments.

          Net Sales - Aluminum Processing
          Net sales of primary aluminum for the quarter ended March 31, 1998, decreased by 2% from the comparable prior year period as a result of a 5% decrease in average realized prices, offset by a 3% increase in shipments. Net sales of fabricated aluminum products for the quarter ended March 31, 1998, were up 14% as compared to the prior year period as a result of a 12% increase in shipments and a 2% increase in average realized prices. The increase in fabricated aluminum product shipments over the first quarter of 1997 was the result of Kaiser's June 1997 acquisition of the Bellwood extrusion facility in Richmond, Virginia, as well as increased shipments of heat-treat products.

          Operating Income
          Operating income increased as improvements in the average realized price of alumina, improvements in the alumina, primary aluminum and fabricated aluminum products operations and reduced power costs more than offset the impact of the decline in the average realized price for primary aluminum and the impacts of the Valco potline curtailments discussed above. The quarter-over-quarter improvement in the Company's fabricated aluminum products operations reflect the impacts of the Bellwood acquisition, continued demand for heat-treat products, and an improvement in operating performance. The impact of the Valco potline curtailments was only partially reflected in operating results as one of the potlines was curtailed after quarter-end and as the two lines curtailed prior to March 31, 1998, operated for only part of the quarter. Reduced operating results attributable to such first quarter 1998 curtailments, as well as incremental charges recorded in the quarter associated with potline shut-down costs, were partially offset by compensation which will be received over an 18-month period beginning in June 1998 for one of the two lines curtailed during the quarter. Operating income for the three months ended March 31, 1997 included approximately $5.0 million related to the settlement of certain energy service contracts.

     FOREST PRODUCTS OPERATIONS

          The Company's forest products operations are conducted by MGI through its principal operating subsidiaries. MGI's business is seasonal in that the forest products business generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three months ended March 31, 1998 and 1997. The information presented in the table is in millions of dollars except shipments and prices.



                                                         Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                         1998          1997
                                                    ------------  -------------
Shipments:
     Lumber: (1)
          Redwood upper grades                              10.2           13.0
          Redwood common grades                             53.9           57.2
          Douglas-fir upper grades                           1.9            2.5
          Douglas-fir common grades                          9.2           19.4
          Other                                              2.5            3.9
                                                    ------------  -------------
               Total lumber                                 77.7           96.0
                                                    ============  =============
     Logs (2)                                                  -            2.5
                                                    ============  =============
     Wood chips (3)                                         32.2           60.2
                                                    ============  =============
Average sales price:
     Lumber: (4)
          Redwood upper grades                      $      1,491  $       1,322
          Redwood common grades                              506            505
          Douglas-fir upper grades                         1,269          1,211
          Douglas-fir common grades                          352            486
     Logs (4)                                                382            478
     Wood chips (5)                                           62             75

Net sales:
     Lumber, net of discount                        $       48.5  $        59.1
     Logs                                                      -            1.2
     Wood chips                                              2.0            4.5
     Cogeneration power                                       .6            1.0
     Other                                                    .8            1.0
                                                    ------------  -------------
               Total net sales                      $       51.9  $        66.8
                                                    ============  =============
Operating income                                    $       10.1  $        18.8
                                                    ============  =============
Operating cash flow (6)                             $       15.7  $        25.4
                                                    ============  =============
Income (loss) before income taxes                   $       (4.2) $          .3
                                                    ============  =============
Capital expenditures                                $        2.8  $         2.3
                                                    ============  =============


---------------

(1)  Lumber shipments are expressed in millions of board feet.
(2)  Log shipments are expressed in millions of feet, net Scribner scale.
(3) Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(4)  Dollars per thousand board feet.
(5)  Dollars per bone dry unit.
(6) Operating income before depletion and depreciation, also referred to as "EBITDA."



          Net sales
          Net sales for the quarter ended March 31, 1998 decreased from the comparable prior year quarter due primarily to lower shipments of lumber, logs, and chips and to lower average realized prices for common grade Douglas-fir lumber. This impact was partially offset by higher average realized prices for upper and common grade redwood lumber. The decrease in volumes was due largely to well-above-normal rainfall during the 1998 period which reduced demand, hindered logging operations, slowed production, and inhibited shipments.

          Operating income
          Operating income for the three months ended March 31, 1998 decreased from the comparable prior year period, principally due to the decrease in net sales discussed above.

          Income (loss) before income taxes and minority interests
          Income (loss) before income taxes for the three months ended March 31, 1998 decreased from the comparable 1997 period principally due to lower operating income discussed above. This impact was partially offset by higher earnings on marketable securities and a gain on the sale of a non-timber property.

     REAL ESTATE AND OTHER OPERATIONS

          The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Arizona, California, Texas and Puerto Rico. The Company, through its subsidiaries, also has majority ownership in SHRP, Ltd., a Texas limited partnership, which owns and operates a Class 1 horse racing facility in Houston, Texas.


                                                           Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                           1998          1997
                                                      ------------  ------------
                                                        (In millions of dollars)
Net sales:
     Real estate                                      $        8.5          11.4
     SHRP, Ltd.                                                6.6           6.0
                                                      ------------  ------------
          Total net sales                             $       15.1  $       17.4
                                                      ============  ============

Operating income (loss):
     Real estate                                      $       (2.5) $          -
     SHRP, Ltd.                                                 .9            .4
                                                      ------------  ------------
          Total operating income (loss)               $       (1.6) $         .4
                                                      ============  ============

Income (loss) before income taxes and minority
     interests:
     Real estate                                      $        (.2) $        3.4
     SHRP, Ltd.                                                 .2           (.3)
                                                      ------------  ------------
          Total income (loss) before income taxes
               and minority interests                 $          -           3.1
                                                      ============  ============



          Net sales
          Net sales decreased for the three months ended March 31, 1998 from the same period in 1997 primarily due to lower revenues from real estate development and commercial operations, reflecting various asset dispositions during the first quarter of 1997 and a 1997 bulk land sale at the Fountain Hills, Arizona development.

          Operating loss
          The operating loss for the first quarter of 1998 was primarily due to lower net sales discussed above.

          Income (loss) before income taxes and minority interests
          The decrease in income before income taxes and minority interests for the three months ended March 31, 1998 compared to the same period in 1997 is primarily due to lower gains from RTC Portfolio sales, in addition to the operating loss discussed above.

     OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS

                                                           Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                           1998          1997
                                                      ------------  ------------
                                                        (In millions of dollars)
Operating loss                                        $       (3.5) $       (3.0)
Loss before income taxes and minority interests               (5.8)         (4.5)



          Operating loss
          The operating losses represent corporate general and administrative expenses that are not allocated to the Company's industry segments. The operating loss for the first quarter of 1998 was substantially unchanged from the same period in 1997.

          Loss before income taxes and minority interests
          The loss before income taxes and minority interests includes operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, that are not attributable to the Company's industry segments. The losses for the first quarter of 1998 increased from the same periods in 1997, principally due to higher interest expense related to short-term borrowings.

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

          The various credit instruments of MGHI, KACC, MGI, Pacific Lumber and Scotia Pacific contain various covenants which, among other things, limit the ability of such entities to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. As of March 31, 1998, $3.0 million of dividends could be paid by MGHI and $2.6 million of dividends could be paid by MGI. Pursuant to the terms of the KACC Credit Agreement, Kaiser is prohibited from paying any dividends with respect to its common stock. The most restrictive covenants governing debt of the Company's real estate and other subsidiaries would not restrict payment to the Company of all nonrestricted cash and unused borrowing availability for such subsidiaries (approximately $11.6 million could be paid as of March 31, 1998).

          Kaiser has an effective shelf registration statement covering the offering of up to 10 million shares of Kaiser common stock owned by the Company.

          As of March 31, 1998, the Company (excluding its subsidiaries) had cash and marketable securities of approximately $71.7 million and available borrowings under the Custodial Trust Agreement and Salomon Smith Barney facility of $47.5 million in aggregate. The Company believes that its existing resources, together with the cash available from subsidiaries and other sources of financing, will be sufficient to fund its working capital requirements for the next year. With respect to its long-term liquidity, the Company believes that its existing cash and cash resources, together with the cash proceeds from the sale of assets and distributions from its subsidiaries should be sufficient to meet its working capital requirements. However, there can be no assurance that the Company's cash resources, together with the cash proceeds from the sale of assets, distributions from its subsidiaries and other sources of financing, will be sufficient for such purposes. Any substantially adverse outcome of the litigation described in Note 6 to the Consolidated Financial Statements could materially adversely affect the Company's consolidated financial position, results of operations or liquidity. See Note 6 to the Consolidated Financial Statements for a discussion of the Company's material contingencies.

     ALUMINUM OPERATIONS

          At March 31, 1998, Kaiser had long-term debt of $970.6 million, compared with $971.7 million at December 31, 1997.

          At March 31, 1998, $272.1 million (of which $52.9 million could have been used for letters of credit) was available to KACC under the KACC Credit Agreement. Loans under the KACC Credit Agreement bear interest at a spread (which varies based on the results of a financial test) over either a base rate or LIBOR, at Kaiser's option. During the three months ended March 31, 1998, the average per annum interest rates on loans outstanding under the KACC Credit Agreement were approximately 9%.

          Kaiser has an effective shelf registration statement covering the offering from time to time of up to $150.0 million of equity securities.

          Kaiser's capital expenditures during the three months ended March 31, 1998, were $13.7 million, and were used primarily to improve production efficiency, reduce operating costs, expand capacity at existing facilities, and construct new facilities. Total consolidated capital expenditures (of which approximately 8% is expected to be funded by Kaiser's minority partners in certain foreign joint ventures) are expected to be between $75.0 and $125.0 million per annum in each of 1998 through 2000.

          During the first quarter of 1998, the Micromill(TM) facility, which was constructed in Nevada during 1996 as a demonstration and production facility, delivered its first commercial product shipments to customers, but the amount of such shipments was minimal. Additional product trials for international and domestic customers are ongoing and Kaiser currently expects increased commercial deliveries from the facility during the second quarter of 1998. However, the Micromill(TM) technology has not yet been fully implemented or commercialized and there can be no assurances that full implementation or commercialization will be successful.

          Management continues to evaluate numerous projects, including the Micromill(TM) technology, all of which require substantial capital in both the United States and overseas.

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

     FOREST PRODUCTS OPERATIONS

          As of March 31, 1998, $30.3 million of borrowings was available under the Pacific Lumber Credit Agreement, of which $4.9 million was available for letters of credit and $20.6 million was restricted to timberland acquisitions. As of March 31, 1998, $9.4 million of borrowings were outstanding and letters of credit outstanding amounted to $15.1 million.

          MGI and its subsidiaries anticipate that cash from operations, together with existing cash, cash equivalents, marketable securities and available sources of financing, will be sufficient to fund their working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, MGI and its subsidiaries believe that their existing cash and cash equivalents, together with their ability to generate sufficient levels of cash from operations and their ability to obtain both short- and long-term financing, should provide sufficient funds to meet their working capital and capital expenditure requirements. However, due to their highly leveraged condition, MGI and its subsidiaries (and in turn MGHI) are more sensitive than less leveraged companies to factors affecting their operations, including litigation and governmental regulation affecting their timber harvesting practices (see "--Trends" below), increased competition from other lumber producers or alternative building products and general economic conditions.

     REAL ESTATE AND OTHER OPERATIONS

          As of March 31, 1998, the Company's real estate and other subsidiaries had approximately $9.4 million available for use under the MCOP Credit Agreement. The Company believes that the existing cash and credit facilities of its real estate and other subsidiaries are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing, should provide sufficient funds to meet their working capital and capital expenditure requirements.

TRENDS

     FOREST PRODUCTS OPERATIONS

          Pacific Lumber's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations plays a significant role in Pacific Lumber's business. While compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations of Pacific Lumber, have increased the costs of Pacific Lumber, they have not had a significant adverse effect on the Company's financial position, results of operations or liquidity. However, these laws and related administrative actions and legal challenges have severely restricted the ability of Pacific Lumber to harvest virgin old growth timber, and to a lesser extent, residual old growth timber on its timberlands.

          On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provides the framework for the acquisition by the United States and California of the Headwaters Timberlands. A substantial portion of the Headwaters Timberlands contains virgin old growth timber. Approximately 4,900 of these acres are owned by Salmon Creek, with the remaining acreage being owned by Scotia Pacific (Pacific Lumber having harvesting rights on approximately 300 of such acres). The Headwaters Timberlands would be transferred in exchange for (a) cash or other consideration from the United States and California having an aggregate fair market value of $300 million, and (b) approximately 7,800 acres of timberlands to be acquired from a third party. As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Timberlands to conduct any logging or salvage operations.

          Closing of the Headwaters Agreement is subject to various conditions, including federal and California funding, approval of an SYP, approval of a Multi-Species HCP, issuance of the Permits and the issuance of certain tax agreements satisfactory to the Pacific Lumber Parties.

          In November 1997, President Clinton signed an appropriations bill which contains authorization for the expenditure of $250 million of federal funds towards consummation of the Headwaters Agreement. On February 27, 1998, Pacific Lumber, MAXXAM and various government agencies entered into the HCP/SYP Agreement regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permits and the SYP. The HCP/SYP Agreement provides that the Permits and Multi-Species HCP would have a term of 50 years, and would limit the activities which could be conducted by Pacific Lumber in twelve forest groves to those which would not be detrimental to marbled murrelet habitat. These groves aggregate approximately 8,000 acres and consist of substantial quantities of virgin and residual old growth redwood and Douglas-fir timber.

          The Company believes that the HCP/SYP Agreement is a favorable development that enhances its position in connection with legal and regulatory challenges to Pacific Lumber's THPs as well as the prospects for consummation of the Headwaters Agreement, the approval of the Multi-Species HCP and SYP and the issuance of the Permits. Several species, including the northern spotted owl, the marbled murrelet and the coho salmon, have been listed as endangered or threatened under the ESA and/or the CESA. Pacific Lumber has developed federal and state northern spotted owl management plans which permit harvesting activities to be conducted so long as Pacific Lumber adheres to certain measures designed to protect the northern spotted owl. The potential impact of the listings of the marbled murrelet and the coho salmon is more uncertain. If the Multi-Species HCP is approved, Pacific Lumber would be issued the Permits, which would allow limited incidental "take" of listed species so long as there was no "jeopardy" to the continued existence of the species and the Multi-Species HCP would identify the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent possible. The Multi-Species HCP would not only provide for Pacific Lumber's compliance with habitat requirements for currently listed species, it would also provide greater certainty and protection for Pacific Lumber with regard to identified species that may be listed in the future. Pacific Lumber is attempting to include in the Multi-Species HCP a resolution of the effect of potential regulatory limits by the EPA on sedimentation, temperature and other factors for seventeen northern California rivers and certain of their tributaries, including rivers within Pacific Lumber's timberlands. These limitations would be aimed at protecting water quality.

          Lawsuits are pending or threatened which seek to prevent Pacific Lumber from implementing certain of its approved THPs or other operations. While challenges with respect to Pacific Lumber's young growth timber have historically been limited, a lawsuit relating to the coho salmon was recently filed under the ESA which relates to a significant number of THPs covering young growth timber of Pacific Lumber. While the Company expects these environmentally focused objections and lawsuits to continue, it believes that the HCP/SYP Agreement will enhance Pacific Lumber's position in connection with these challenges. The Company also believes that the Multi-Species HCP would expedite the preparation and facilitate approval of its THPs.

          The HCP/SYP Agreement also contains certain provisions relating to the SYP. The Company expects Pacific Lumber to propose an LTSY which is approximately 10% less than Pacific Lumber's average timber harvest over the last three years. If the SYP is approved by the CDF, Pacific Lumber will have complied with certain BOF regulations requiring that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level. The SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that Pacific Lumber's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. An approved SYP is expected to be valid for ten years, although it would be subject to review after five years. Thereafter, revised SYPs will be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

          The final terms of the SYP, the Multi-Species HCP and the Permits are subject to additional negotiation and agreement among the parties as well as public review and comment. While the parties are working diligently to complete the Multi-Species HCP and the SYP as well as the other closing conditions contained in the Headwaters Agreement, there can be no assurance that the Headwaters Agreement will be consummated or that an SYP, Multi-Species HCP or Permits acceptable to Pacific Lumber will be approved. If the Headwaters Agreement is not consummated and Pacific Lumber is unable to harvest or is severely limited in harvesting on various of its timberlands, it intends to continue and/or expand its takings litigation seeking just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute an uncompensated governmental taking of private property for public use.

          In the event that a Multi-Species HCP is not approved, Pacific Lumber will not enjoy the benefits of a more streamlined THP preparation and review process. Furthermore, if a Multi-Species HCP acceptable to Pacific Lumber is not approved, it is impossible for the Company to determine the potential adverse effect of the listings of the marbled murrelet and coho salmon or the EPA's potential regulatory limitations on river sedimentation on the Company's financial position, results of operations or liquidity until such time as the various regulatory and legal issues are resolved; however, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on significant amounts of its timberlands, such effect could be materially adverse to the Company.

                        PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. No material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

A       EXHIBITS:

          10 Form of Deferred Fee Agreement between Kaiser, KACC, and directors of Kaiser and KACC (incorporated herein by reference to Exhibit 10 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-9447)

         *11   Computation of Net Income Per Common and Common
               Equivalent Share

         *27.1 Financial Data Schedule for the quarter ended March 31, 1998

         *27.2 Restated Financial Data Schedule for the fiscal year ended
               December 31, 1996

         *27.3 Restated Financial Data Schedule for the fiscal year ended
               December 31, 1995

---------------
*Included with this filing

B       REPORTS ON FORM 8-K:

          None.

                                 SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.


                                           MAXXAM INC.




Date:  May 1, 1998              By:    /S/ PAUL N. SCHWARTZ
                                         Paul N. Schwartz
                                           President,
                                   Chief Financial Officer and
                                             Director


Date:  May 1, 1998              By:  /S/ ELIZABETH D. BRUMLEY
                                       Elizabeth D. Brumley
                                       Assistant Controller
                                  (Principal Accounting Officer)

                                                                 APPENDIX A


                         GLOSSARY OF DEFINED TERMS


AMT Price: Average Midwest United States transaction price for primary aluminum

BOF:  California Board of Forestry

Britt:  Britt Lumber Co., Inc., a wholly owned subsidiary of MGI

CDF:  California Department of Forestry

CERCLA:   Comprehensive Environmental Response, Compensation and Liability
Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986

CESA:  California Endangered Species Act

Class A Preferred Stock: Class A $.05 Non-Cumulative Participating Convertible Preferred Stock of the Company

Common Stock:  $.50 par value common stock of the Company

Company:  MAXXAM Inc.

Custodial Trust Agreement: A loan and pledge agreement between the Company and the Custodial Trust Company providing for up to $25.0 million in borrowings

EPA:  Environmental Protection Agency

ESA:  The federal Endangered Species Act

FDIC:  Federal Deposit Insurance Corporation

FDIC action: A civil action filed by the FDIC on August 2, 1995 entitled Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz

Federated:  Federated Development Company

Form 10-K: The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1997

HCP:  Habitat conservation plan

HCP/SYP Agreement: A February 27, 1998 Pre-Permit Application Agreement in Principle entered into by Pacific Lumber, MAXXAM and various government agencies regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permits and the SYP

Headwaters Agreement: The September 28, 1996 agreement between the Pacific Lumber Parties, the United States and California which provides the framework for the acquisition by the United States and California of the Headwaters Timberlands

Headwaters Timberlands: Approximately 5,600 acres of Pacific Lumber timberlands consisting of two forest groves commonly referred to as the Headwaters Forest and the Elk Head Springs Forest

KACC:   Kaiser Aluminum & Chemical Corporation , Kaiser's principal operating subsidiary

KACC Credit Agreement: The revolving credit facility with KACC and a bank under which KACC is able to borrow by means of revolving credit advances and letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of $325.0 million or a borrowing base relating to eligible accounts receivable plus eligible inventory

Kaiser: Kaiser Aluminum Corporation, a subsidiary of the Company engaged in aluminum operations

LTSY:  Long-term sustained yield

MCOP Credit Agreement: $14.0 million revolving credit facility between the Company's real estate and other subsidiaries and a bank

MGHI:  MAXXAM Group Holdings Inc.

MGI:  MAXXAM Group Inc.

Multi-Species HCP: The habitat conservation plan covering multiple species contemplated by the Headwaters Agreement

NMFS:  National Marine Fisheries Service

Notice: A Notice of Charges filed on December 26, 1995 by the OTS against the Company and others with respect to the failure of USAT

OTS:  the United States Department of Treasury's
Office of Thrift Supervision

Pacific Lumber: The Pacific Lumber Company, an indirect, wholly owned subsidiary of MGI

Pacific Lumber Credit Agreement: The revolving credit agreement between Pacific Lumber and a bank which provides for borrowings of up to $60,000,000, of which $20,000,000 may be used for standby letters of credit and $30,000,000 is restricted to timberland acquisitions

Pacific Lumber Parties: Pacific Lumber, including its subsidiaries and affiliates, and MAXXAM

Permits:  The incidental take permits related to the Multi-Species HCP

RTC Portfolio: A portfolio originally consisting of 27 parcels of income producing real property and 28 loans purchased from the Resolution Trust Corporation in June 1991

Salmon Creek: Salmon Creek Corporation, a wholly owned subsidiary of Pacific Lumber

Scotia Pacific: Scotia Pacific Holding Company, a wholly owned subsidiary of Pacific Lumber

SFAS No. 130: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"

SHRP, Ltd.:  Sam Houston Race Park, Ltd., a 90.5%-owned subsidiary of
MAXXAM

SYP: Sustained yield plan establishing long-term sustained yield harvest levels for a company's timberlands

THP: Timber harvesting plan required to be filed with and approved by the CDF prior to the harvesting of timber

Timber Notes: The 7.95% Scotia Pacific Timber Collateralized Notes due July 20, 2015

UFG:  United Financial Group, Inc.

USAT:  United Savings Association of Texas

USFWS:  United States Fish and Wildlife Service

Valco: Volta Aluminium Company Limited, Kaiser's 90%-owned smelter facility in Ghana

VRA:  Volta River Authority, an electric power supplier to Valco