Form 10-Q
period 1998-06-30
MAXXAM INC
filed 1998-08-03
CIK 63814

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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
Yes /X/   No /  /


 Number of shares of common stock outstanding at July 30, 1998:  7,000,597


                             TABLE OF CONTENTS


                                                                      PAGE
PART I. - FINANCIAL INFORMATION

     Item 1.   Financial Statements:
          Consolidated Balance Sheet at June 30, 1998 and
               December 31, 1997                                      3
          Consolidated Statement of Operations for the three
               and six months ended June 30, 1998 and 1997            4
          Consolidated Statement of Cash Flows for the six months
               ended June 30, 1998 and 1997                           5
          Condensed Notes to Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         13

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      22
     Item 4.   Submission of Matters to a Vote of Security
          Holders                                                     22
     Item 6.   Exhibits and Reports on Form 8-K                       23
     Signatures                                                       S-1
     Appendix A - Glossary of Defined Terms                           A-1


                        MAXXAM INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                    JUNE 30,    DECEMBER 31,
                                                      1998          1997
                                                 ------------  ------------
                                                  (UNAUDITED)
                     ASSETS
Current assets:
     Cash and cash equivalents                   $      277.3  $      164.6
     Marketable securities                               35.4          84.6
     Receivables:
          Trade, net of allowance for doubtful
               accounts of $6.4 and $5.9,
               respectively                             243.9         255.9
          Other                                          74.5         126.3
     Inventories                                        560.8         629.6
     Prepaid expenses and other current assets          189.9         175.1
                                                 ------------  ------------
               Total current assets                   1,381.8       1,436.1
Property, plant and equipment, net of
     accumulated depreciation of $882.4 and
     $845.6, respectively                             1,318.4       1,320.9
Timber and timberlands, net of accumulated
     depletion of $173.2 and $169.2,
     respectively                                       297.6         299.1
Investments in and advances to unconsolidated
     affiliates                                         153.5         159.5
Deferred income taxes                                   473.1         479.9
Long-term receivables and other assets                  434.6         418.7
                                                 ------------  ------------
                                                 $    4,059.0  $    4,114.2
                                                 ============  ============
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                            $      169.4  $      187.3
     Accrued interest                                    68.0          68.7
     Accrued compensation and related benefits           99.2         159.3
     Other accrued liabilities                          231.0         174.9
     Payable to affiliates                               79.2          82.9
     Short-term borrowings and current
          maturities of long-term debt                   30.5          69.0
                                                 ------------  ------------
               Total current liabilities                677.3         742.1
Long-term debt, less current maturities               1,883.2       1,888.0
Accrued postretirement medical benefits                 719.4         730.1
Other noncurrent liabilities                            592.0         586.3
                                                 ------------  ------------
               Total liabilities                      3,871.9       3,946.5
                                                 ------------  ------------
Commitments and contingencies
Minority interests                                      175.7         170.6
Stockholders' equity (deficit):
     Preferred stock, $.50 par value; 12,500,000
          shares authorized; Class A $.05
          Non-Cumulative Participating                     .3            .3
Convertible Preferred Stock; shares issued:
          669,701
     Common stock, $.50 par value; 28,000,000
          shares authorized; 10,063,359 shares
          issued                                          5.0           5.0
     Additional capital                                 222.8         222.8
     Accumulated deficit                               (104.2)       (118.5)
     Pension liability adjustment                       (3.3)          (3.3)
     Treasury stock, at cost (shares held:
          preferred - 845; common: 3,062,762)          (109.2)       (109.2)
                                                 ------------  ------------
               Total stockholders' equity
                    (deficit)                            11.4          (2.9)
                                                 ------------  ------------
                                                 $    4,059.0  $    4,114.2
                                                 ============  ============


The accompanying notes are an integral part of these financial statements.



                        MAXXAM INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)



                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                      --------------------------  --------------------------
                                           1998          1997          1998          1997
                                      ------------  ------------  ------------  ------------
                                                            (UNAUDITED)
Net sales:
     Aluminum operations              $      614.8  $      597.1  $    1,211.8  $    1,144.5
     Forest products operations               63.5          76.9         115.4         143.7
     Real estate and other operations         21.3          15.1          36.4          32.5
                                      ------------  ------------  ------------  ------------
                                             699.6         689.1       1,363.6       1,320.7
                                      ------------  ------------  ------------  ------------

Costs and expenses:
     Cost of sales and operations:
          Aluminum operations                506.1         489.3       1,005.7         950.0
          Forest products operations          39.5          42.1          72.6          80.1
          Real estate and other
               operations                     11.7           8.9          21.4          18.9
     Selling, general and
          administrative expenses             43.8          47.2          86.0          91.7
     Depreciation and depletion               27.5          29.2          55.6          58.6

     Restructuring of aluminum
          operations                             -          19.7             -          19.7
                                      ------------  ------------  ------------  ------------
                                             628.6         636.4       1,241.3       1,219.0
                                      ------------  ------------  ------------  ------------

Operating income                              71.0          52.7         122.3         101.7

Other income (expense):
     Investment, interest and other
          income                              10.2           5.3          21.8          16.2
     Interest expense                        (52.5)        (52.9)       (106.4)       (106.0)
                                      ------------- ------------- ------------- -------------
Income before income taxes and
     minority interests                       28.7           5.1          37.7          11.9

Credit (provision) for income taxes          (10.2)         30.2         (13.4)         27.5
Minority interests                            (6.1)         (3.4)        (10.0)         (6.8)
                                      ------------  ------------  ------------  ------------
Net income                            $       12.4  $       31.9  $       14.3  $       32.6
                                      ============  ============  ============  ============

Basic earnings per common share       $       1.76  $       3.72  $       2.04  $       3.80
                                      ============  ============  ============  ============

Diluted earnings per common and
     common equivalent share          $       1.57  $       3.42  $       1.83  $       3.49
                                      ============  ============  ============  ============




The accompanying notes are an integral part of these financial statements.



                        MAXXAM INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN MILLIONS OF DOLLARS)



                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                      --------------------------
                                                           1998          1997
                                                      ------------  ------------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                       $       14.3  $       32.6
     Adjustments to reconcile net income to net cash
          used for operating activities:
          Depreciation and depletion                          55.6          58.6
          Restructuring of aluminum operations                   -          19.7
          Net sales of marketable securities                  56.1           5.3
          Minority interests                                  10.0           6.8
          Amortization of deferred financing costs
               and discounts on long-term debt                12.1          12.4
          Amortization of excess of investment over
               equity in net assets of unconsolidated
               affiliates                                      5.1           5.8
          Equity in loss of unconsolidated
               affiliates, net of dividends received            .2          10.5
          Increase (decrease) in cash resulting from
               changes in:
               Receivables                                    42.3         (37.0)
               Payable to affiliates and other
                    liabilities                              (45.8)        (48.5)
               Inventories                                    66.3           2.8
               Accrued interest                                (.4)          8.0
               Prepaid expenses and other assets              15.8         (20.8)
               Accounts payable                              (17.9)        (43.1)
               Accrued and deferred income taxes               3.3          (6.2)
          Other                                              (10.9)         (9.3)
                                                      ------------  ------------
               Net cash provided by (used for)
                    operating activities                     206.1          (2.4)
                                                      ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from disposition of property and
          investments                                         14.8          26.5
     Capital expenditures                                    (53.5)        (83.7)
     Investment in subsidiaries and joint ventures            (1.6)         (7.1)
     Other                                                     3.1          (2.6)
                                                      ------------  ------------
          Net cash used for investing activities             (37.2)        (66.9)
                                                      ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit agreements            -          30.0
     Proceeds from issuance of long-term debt                  4.8          19.0
     Redemptions, repurchases and principal payments
          on long-term debt                                  (19.0)        (65.3)
     Dividends paid to Kaiser's minority preferred
          stockholders                                           -          (4.2)
     Redemption of preference stock                           (8.5)         (2.0)
     Restricted cash deposits                                    -         (10.1)
     Treasury stock repurchases                              (35.1)         (9.9)
     Other                                                     1.6           (.4)
                                                      ------------  ------------
          Net cash used for financing activities             (56.2)        (42.9)
                                                      ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         112.7        (112.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             164.6         336.6
                                                      ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $      277.3  $      224.4
                                                      ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest       $       94.9  $       85.6
     Income taxes paid                                         9.0           9.3
     Capital spending excluded from investing
          activities                                             -           9.7



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

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1998, the consolidated results of operations for the three and six months ended June 30, 1998 and 1997 and consolidated cash flows for the six months ended June 30, 1998 and 1997. Certain reclassifications of prior period information have been made to conform to the current presentation.

          SFAS No. 130 was issued in June 1997 and was adopted by the Company as of January 1, 1998. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity (such as minimum pension liabilities). SFAS No. 133, issued in June, 1998, requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 must be adopted by the Company no later than January 1, 2000, although earlier application is permitted. The Company is currently evaluating how and when to implement SFAS No. 133.

          The amount of the Company's comprehensive income adjustments is not significant so there is not a significant difference between "traditional" net income and comprehensive income for the three and six month periods ended June 30, 1998 and 1997. However, differences between comprehensive income and traditional net income may become significant in future periods as a result of SFAS No. 133. As discussed more fully in
Note 7, the intent of Kaiser's hedging programs is to "lock-in" a price (or range of prices) for products sold/used so that earnings and cash flows are subject to reduced risk of volatility. Under SFAS No. 133, the Company will be required to "mark-to-market" its hedging positions at the end of each period in advance of the period of recognition for the transaction to which the hedge relates. Pursuant to SFAS No. 130, the Company will reflect changes in the fair value of its open hedging positions as an increase or reduction in stockholders' equity through comprehensive income. Under SFAS No. 130, the impact of the changes in the fair value of financial instruments will be reversed from comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income upon occurrence of the transaction to which the hedge relates.

          The combined impact of implementing SFAS No. 130 and SFAS No. 133 will result in fluctuations in comprehensive income and stockholders' equity in periods of price volatility, despite the fact that the Company's cash flow and earnings will be "fixed" to the extent hedged. The amount of such fluctuations could be significant.

2.        INVENTORIES

          Inventories consist of the following:




                                                    JUNE 30,    DECEMBER 31,
                                                      1998          1997
                                                 ------------- -------------
Aluminum Operations:
     Bauxite and alumina                         $       111.6 $       108.4
     Primary aluminum and work in process                181.4         226.6
     Finished fabricated aluminum products                89.6         103.9
     Operating supplies and repair and
          maintenance parts                              124.2         129.4
                                                 ------------- -------------
                                                         506.8         568.3
                                                 ------------- -------------
Forest Products Operations:
     Lumber                                               43.2          49.7
     Logs                                                 10.8          11.6
                                                 ------------- -------------
                                                          54.0          61.3
                                                 ------------- -------------
                                                 $       560.8 $       629.6
                                                 ============= =============



3.        RESTRICTED CASH

          Long-term receivables and other assets include restricted cash in the amount of $32.2 and $33.7 at June 30, 1998 and December 31, 1997, respectively. Such restricted cash primarily represents the amount held by the trustee under the indenture governing the Old Timber Notes.

4.        LONG-TERM DEBT

          Long-term debt consists of the following:



                                                     JUNE 30,    DECEMBER 31,
                                                       1998          1997
                                                  ------------  ------------
12% MGHI Senior Secured Notes due August 1, 2003  $      130.0  $      130.0
11-1/4% MGI Senior Secured Notes due August 1,
     2003                                                100.0         100.0
12-1/4% MGI Senior Secured Discount Notes due
     August 1, 2003, net of discount                     124.5         117.3
10-1/2% Pacific Lumber Senior Notes due March 1,
     2003                                                235.0         235.0
Pacific Lumber Credit Agreement                            9.4           9.4
7.95% Scotia Pacific Timber Collateralized Notes
     due July 20, 2015                                   309.2         320.0
KACC Credit Agreement                                        -             -
10-7/8% KACC Senior Notes due October 15, 2006,
     including premium                                   225.7         225.8
9-7/8% KACC Senior Notes due February 15, 2002,
     net of discount                                     224.3         224.2
12-3/4% KACC Senior Subordinated Notes due
     February 1, 2003                                    400.0         400.0
Alpart CARIFA Loans                                       60.0          60.0
Other aluminum operations debt                            54.5          61.6
Other notes and contracts, primarily secured by
     receivables, buildings, real estate and
     equipment                                            38.6          36.1
                                                  ------------  ------------
                                                       1,911.2       1,919.4
          Less: current maturities                       (28.0)        (31.4)
                                                  ------------  ------------
                                                  $    1,883.2  $    1,888.0
                                                  ============  ============




          See Note 8 for discussion of (i) the issuance of the Timber Notes on July 20, 1998, (ii) the prepayment of the Old Timber Notes and outstanding borrowings under the Pacific Lumber Credit Agreement and (iii) the redemption of the Pacific Lumber Senior Notes and MGI Notes.

5.        PER SHARE INFORMATION

          Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period including the weighted average impact of the shares of common stock issued and treasury stock acquired during the year from the date of issuance or repurchase. The weighted average common shares outstanding were 7,000,597 shares and 8,593,857 shares for the six months ended June 30, 1998 and 1997, respectively.

          Diluted earnings per share calculations also include the dilutive effect of the Class A Preferred Stock (which is convertible into Common Stock) as well as common and preferred stock options. The weighted average number of common and common equivalent shares was 7,813,317 shares and 9,363,195 shares for the six months ended June 30, 1998 and 1997, respectively.

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

          Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At June 30, 1998, the balance of such accruals, which are primarily included in noncurrent liabilities, was $28.6. These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology and Kaiser's assessment of the likely remedial action to be taken. Kaiser expects that these remedial actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $2.0 to $9.0 for the years 1998 through 2002 and an aggregate of approximately $7.0 thereafter.

          As additional facts are developed and definitive remedial plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. Kaiser believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $18.0. As the resolution of these matters is subject to further regulatory review and approval, no specific assurances can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, Kaiser is working to resolve these matters. Kaiser believes that it has insurance coverage available to recover certain incurred and future environmental costs and is actively pursuing claims in this regard. However, no accruals have been made for any such insurance recoveries, and no assurances can be given that Kaiser will be successful in its attempt to recover incurred or future costs. While uncertainties are inherent in the final outcome of these environmental matters, and it is impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

          Asbestos Contingencies
          KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 20 years. At June 30, 1998, the number of claims pending was approximately 83,900 compared to 77,400 at December 31, 1997. During 1997, approximately 15,600 of such claims were received and approximately 9,300 were settled or dismissed. During the quarter and six months ended June 30, 1998, approximately 5,100 and 10,500 of such claims were received and 2,700 and 4,000 of such claims were settled or dismissed, respectively. However, the foregoing claim and settlement figures as of June 30, 1998 do not reflect the fact that KACC reached agreements under which it will settle approximately 22,000 of the pending asbestos-related claims over an extended period.

          Based on past experience and reasonably anticipated future activity, Kaiser has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed through 2008. There are inherent uncertainties involved in estimating asbestos-related costs and KACC's actual costs could exceed these estimates. Kaiser's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton, Levin, Ehrmantraut, Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an asbestos-related cost accrual of $167.5, before consideration of insurance recoveries, is included primarily in other noncurrent liabilities at June 30, 1998. While Kaiser does not believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial. Kaiser estimates that annual future cash payments in connection with such litigation will be approximately $15.0 to $22.0 for each of the years 1998 through 2002, and an aggregate of approximately $83.0 thereafter.

          Kaiser believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. While active coverage litigation has been resolved, the timing and amount of future recoveries from the insurance carriers that remain at risk will depend on the pace of claims review and processing by such carriers, and on the resolution of any disputes which may arise in the course of discussions regarding coverage under their policies. Kaiser believes, based on prior insurance-related recoveries with respect to asbestos-related claims, existing insurance policies, and the advice of Thelen, Reid & Priest LLP (formerly Thelen, Marrin, Johnson & Bridges LLP) with respect to applicable insurance coverage law relating to the terms and conditions of these policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $128.1, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in long-term receivables and other assets at June 30, 1998.

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

          OTS Contingency and Related Matters
          On December 26, 1995, the OTS initiated a formal administrative proceeding against the Company and others by filing the Notice. The Notice alleges, among other things, misconduct by the Company, Federated, Mr. Charles Hurwitz and others (the "respondents") with respect to the failure of USAT, a wholly owned subsidiary of UFG. The Notice claims that the Company was a savings and loan holding company, that with others it controlled USAT, and that it was therefore obligated to maintain the net worth of USAT. The Notice makes numerous other allegations against the Company and the other respondents, including, among other things, allegations that through USAT it was involved in prohibited transactions with Drexel, Burnham, Lambert Inc. The OTS, among other things, seeks unspecified damages in excess of $560.0 from the Company and Federated, civil money penalties and the removal from, and prohibition against the Company and the other respondents engaging in, the banking industry. The hearing on the merits of this matter commenced on September 22, 1997, adjourned on December 19, 1997, recommenced on June 16, 1998 and is expected to continue until at least October 1998.

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

          The Company's bylaws provide for indemnification of its officers and directors to the fullest extent permitted by Delaware law. The Company is obligated to advance defense costs to its officers and directors, subject to the individual's obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification. In addition, the Company's indemnity obligation can, under certain circumstances, include amounts other than defense costs, including judgments and settlements. The Company has concluded that it is unable to determine a reasonable estimate of the loss (or range of loss), if any, that could result from this contingency. Accordingly, it is impossible to assess the ultimate outcome of the foregoing matters or their potential impact on the Company; however, any adverse outcome of these matters could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

7.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

          At June 30, 1998, the net unrealized gain on KACC's position in aluminum forward sales and option contracts (based on an average contract price of $.74 per pound of primary aluminum), natural gas, fuel oil and diesel fuel forward purchase and option contracts, and forward foreign exchange contracts, was approximately $28.3. Any gain or losses on the derivative contracts utilized in KACC's hedging activities are offset by losses or gains, respectively, on the transactions being hedged. See Note 1 for a discussion of SFAS No. 133, a new accounting pronouncement which requires the Company to "mark-to-market" its hedging positions at each period end in advance of the period of recognition for the transaction to which the hedge relates.

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

          From time to time in the ordinary course of business, KACC enters into hedging transactions to provide price risk management of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum.
Forward sales contracts are used by KACC to effectively fix the price that KACC will receive for its shipments. KACC also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for KACC's anticipated sales, and/or (iii) to permit KACC to realize possible upside price movements. As of June 30, 1998, KACC had sold forward, at fixed prices, approximately 47,300 and 24,000 tons of primary aluminum with respect to 1998 and 1999, respectively. As of June 30, 1998, KACC had also purchased put options to establish a minimum price for approximately 22,500 tons of primary aluminum with respect to 1998 and had entered into option contracts that established a price range for an additional 115,800 and 124,500 tons with respect to 1998 and 1999, respectively. Additionally, at June 30, 1998, KACC also held fixed price purchase contracts for 42,100 tons of primary aluminum with respect to 1998.

          As of June 30, 1998, KACC had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 1998, 1999 and 2000 at prices indexed to future prices of primary aluminum.

          Energy
          KACC is exposed to energy price risk from fluctuating prices for fuel oil and natural gas consumed in the production process. Accordingly, KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of June 30, 1998, KACC had a combination of fixed price purchase and option contracts for the purchase of approximately 45,000 MMBtu of natural gas per day during the remainder of 1998. As of June 30, 1998, KACC also held a combination of fixed price purchase and option contracts for an average of 232,000 and 138,800 barrels per month of fuel oil and diesel fuel for 1998 and 1999, respectively.

          Foreign Currency
          KACC enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At June 30, 1998, KACC had net forward foreign exchange contracts totaling approximately $198.6 for the purchase of 285.6 Australian dollars from July 1998 through December 2000, in respect of its commitments for 1998 through 2000 expenditures denominated in Australian dollars.

8.        SUBSEQUENT EVENT

          On July 20, 1998, Scotia LLC, a recently formed limited liability company wholly owned by Pacific Lumber, issued the Timber Notes which consist of an aggregate of $867.2 of Class A-1, Class A-2 and Class A-3 timber collateralized notes which are due on July 20, 2028 and have an overall effective interest rate of 7.43% per annum. Net proceeds from the offering were used primarily to prepay the Old Timber Notes and to redeem the Pacific Lumber Senior Notes and the MGI Notes effective August 19, 1998. The Company expects to recognize an extraordinary loss of approximately $42.5, net of the related income tax benefit of $22.9, in the quarter ended September 30, 1998 for the early extinguishment of the Old Timber Notes, Pacific Lumber Senior Notes and MGI Notes. Concurrently with the issuance of the Timber Notes, (i) Scotia Pacific was merged into Scotia LLC, (ii) Pacific Lumber transferred to Scotia LLC approximately 13,500 acres of timberlands and the timber and timber harvesting rights with respect to an additional 19,700 acres of timberlands, and (iii)
Scotia LLC transferred to Pacific Lumber the timber and timber harvesting rights related to approximately 1,400 acres of timberlands.

          Under the Timber Notes Indenture, the business activities of Scotia LLC are generally limited to the ownership and operation of its timber and timberlands. The Timber Notes are senior secured obligations of Scotia LLC and are not obligations of, or guaranteed by, Pacific Lumber or any other person. The Timber Notes are secured by a lien on (i) Scotia
LLC's timber and timberlands (representing $246.2 of the Company's consolidated balance at June 30, 1998), and (ii) substantially all of Scotia LLC's other property. Interest on the Timber Notes is further secured by the $63.5 Timber Notes Line of Credit. The Timber Notes Indenture permits Scotia LLC to have outstanding up to $75.0 of non-recourse indebtedness to acquire additional timberlands, to issue additional timber notes provided certain conditions are met (including repayment or redemption of the $160.7 Class A-1 Timber Notes), and to incur indebtedness under the Timber Notes Line of Credit.

          The Timber Notes are structured to link, to the extent of cash available, the deemed depletion of Scotia LLC's timber (through the harvest and sale of logs) to the required amortization of the Timber Notes. The required amount of amortization on any Timber Note payment date is determined by various mathematical formulas set forth in the Timber Notes Indenture. The minimum amount of principal which Scotia LLC must pay (on a cumulative basis and subject to available cash) through any Timber Note payment date in order to avoid an Event of Default is referred to as Minimum Principal Amortization. If the Timber Notes were amortized in accordance with Minimum Principal Amortization, the final installment of principal would be paid on July 20, 2028. The minimum amount of principal which Scotia LLC must pay (on a cumulative basis) through any Timber Note payment date in order to avoid payment of prepayment or deficiency premiums is referred to as Scheduled Amortization. If all payments of principal are made in accordance with Scheduled Amortization, the payment date on which Scotia LLC will pay the final installment of principal is January 20, 2014. Such final installment would include a single bullet principal payment of $463.3 related to the Class A-3 Timber Notes.

          Principal and interest on the Timber Notes are payable semi annually on January 20 and July 20. The Timber Notes are redeemable at the option of Scotia LLC at any time. The redemption price of the Timber Notes is equal to the sum of the principal amount, accrued interest and a prepayment premium calculated based upon the yield of like term Treasury securities plus 50 basis points.


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

          Recent Events and Developments
          Substantially all of KACC's hourly workforce at the Gramercy, Louisiana, alumina reduction facility, Mead and Tacoma, Washington, aluminum smelters, Trentwood, Washington, rolling mill, and Newark, Ohio, extrusion facility is covered by a master agreement ("the Labor Contract") with the United Steelworkers of America which expires on September 30, 1998. Negotiations concerning the Labor Contract are expected to commence during the third quarter of 1998.

          During April 1998, Kaiser's 90%-owned Valco smelter in Ghana reached an agreement with the VRA to receive compensation in lieu of the power necessary to run an additional potline that was curtailed on April 6, 1998. The compensation is expected to substantially mitigate the financial impact of the curtailment. Valco is now operating only one if its five potlines, as compared to 1997, when Valco operated four potlines. Valco had previously curtailed two of its potlines in 1998, one in January, for which it received no compensation, and one in February, for which it will be compensated. As previously announced, Kaiser has notified the VRA that it believes it had the contractual rights at the beginning of 1998 to sufficient energy to run four and one-half potlines for the balance of the year. Valco continues to seek compensation from the VRA with respect to the January 1998 reduction of its power allocation. Valco and the VRA also are in continuing discussions concerning other matters, including steps that might be taken to reduce the likelihood of power curtailments beyond 1998. No assurances can be given as to the success of these discussions, the possibility of requests from the VRA for additional curtailments, or as to the operating level of Valco for the remainder of 1998 or beyond.

          Summary
          The following table presents selected operational and financial information for the three and six months ended June 30, 1998 and 1997. The information presented in the table is in millions of dollars, except shipments and prices, and intracompany shipments have been excluded.



                                               Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                          --------------------------- ---------------------------
                                               1998          1997          1998          1997
                                          ------------- ------------- ------------- -------------
Shipments: (1)
     Alumina                                      652.5         492.3       1,077.1         877.8
     Aluminum products:
          Primary aluminum                         68.3          82.0         148.8         160.5
          Fabricated aluminum products            107.8         100.4         213.3         194.3
                                          ------------- ------------- ------------- -------------
               Total aluminum products            176.1         182.4         362.1         354.8
                                          ============= ============= ============= =============
Average realized sales price:
     Alumina (per ton)                    $         197 $         196 $         198 $         193
     Primary aluminum (per pound)                   .70           .75           .71           .75

Net sales:
     Bauxite and alumina:
          Alumina                         $       128.3 $        96.5 $       213.8 $       169.7
          Other (2) (3)                            26.8          26.5          52.5          53.1
                                          ------------- ------------- ------------- -------------
               Total bauxite and alumina          155.1         123.0         266.3         222.8
                                          ------------- ------------- ------------- -------------
     Aluminum processing:
          Primary aluminum                        105.8         135.3         232.0         264.5
          Fabricated aluminum products            353.0         334.5         709.9         648.9
          Other (3)                                  .9           4.3           3.6           8.3
                                          ------------- ------------- ------------- -------------
               Total aluminum processing          459.7         474.1         945.5         921.7
                                          ------------- ------------- ------------- -------------
                    Total net sales       $       614.8 $       597.1 $     1,211.8 $     1,144.5
                                          ============= ============= ============= =============
Operating income (4)                      $        56.8 $        36.7 $       103.1 $        69.5
                                          ============= ============= ============= =============

Income before income taxes and minority
     interests                            $        27.3 $         5.4 $        46.3 $        13.3
                                          ============= ============= ============= =============
Capital expenditures                      $        23.0 $        47.0 $        36.7 $        68.8
                                          ============= ============= ============= =============



---------------

(1) Shipments are expressed in thousands of metric tons. A metric ton is equivalent to 2,204.6 pounds.
(2)  Includes net sales of bauxite.
(3) Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.
(4) Includes a pre-tax charge of $19.7 million related to restructuring of the aluminum operations for both the three and six months ended June 30, 1997.


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

          During 1997, the AMT Price for primary aluminum remained relatively stable in the $.75 to $.80 per pound range through November and then declined during December to the $.70 to $.75 per pound range. After beginning 1998 at approximately $.73, the AMT Price for primary aluminum declined to approximately $.69 at the end of March 1998 and further declined to approximately $.63 at the end of June 1998. The AMT Price for primary aluminum for the week ended July 24, 1998, was approximately $.66 per pound.

          Net Sales - Bauxite and Alumina
          Net sales of alumina increased by 33% for the quarter ended June 30, 1998, from the comparable period in the prior year, as a result of a 33% increase in alumina shipments, resulting from the timing of shipments as well as reduced intercompany shipments to Valco. For the six month period ended June 30, 1998, net sales of alumina increased by 26% from the comparable period in the prior year due to a 23% increase in shipments and a 3% increase in average realized prices between periods.

          Net Sales - Aluminum Processing
          Net sales of primary aluminum for the quarter ended June 30, 1998, decreased by 22% from the comparable prior year period as a result of a 17% decrease in shipments, primarily as a result of the aforementioned Valco potline curtailments, as well as a 6% decrease in average realized prices. Net sales of fabricated aluminum products for the quarter ended June 30, 1998, were up 6% as compared to the prior year period as a result of an 7% increase in shipments offset by a 2% decrease in average realized prices. The increase in fabricated aluminum product shipments over the second quarter of 1997 was the result of Kaiser's June 1997 acquisition of the Bellwood extrusion facility, as well as increased shipments of heat-treat products, offset by reduced volumes in the engineered products business unit, in part due to the formation of the AKW wheel manufacturing joint venture.

          For the six month period ended June 30, 1998, net sales for the aluminum processing segment increased by approximately 3% as a 9% increase in net sales of fabricated aluminum products more than offset a 12% decline in net sales of primary aluminum. The increase in fabricated aluminum product net sales and decrease in primary aluminum net sales resulted from the same shipment and price factors discussed in the preceding paragraph.

          Operating Income
          Despite a significant decline in the average realized price for primary aluminum, operating income for the three and six month periods ended June 30, 1998, increased by 1% and 16%, respectively, as compared to the comparable prior year periods and after adjusting 1997 results for the impact of the non-recurring $19.7 million restructuring charge. Kaiser's ability to sustain its operating earnings reflects increased alumina production, the continued demand for heat-treat products, improvements in performance at Kaiser's Trentwood, Washington, rolling mill, as well as compensation recorded by Kaiser (which will be received over a 18-month period beginning in July 1998) for two of the three Valco potlines curtailed during 1998. Reduced power and raw material costs in the primary aluminum operations also contributed to Kaiser's ability to maintain the prior year earnings level. Operating income for the quarter and six-month period ended June 30, 1997, included approximately $2.3 million and $5.2 million, respectively, of operating income related to the settlement of certain issues related to energy service contracts.

     FOREST PRODUCTS OPERATIONS

          The Company's forest products operations are conducted by MGI through its principal operating subsidiaries. MGI's business is seasonal in that the forest products business generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and six months ended June 30, 1998 and 1997. The information presented in the table is in millions of dollars except shipments and prices.



                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                    JUNE 30,
                                    --------------------------  --------------------------
                                         1998          1997          1998          1997
                                    ------------  ------------  ------------  ------------
Shipments:
     Lumber: (1)
          Redwood upper grades              11.9          13.3          22.1          26.3
          Redwood common grades             59.6          67.6         113.5         124.8
          Douglas-fir upper grades           1.6           2.5           3.5           5.0
          Douglas-fir common grades         12.1          17.1          21.3          36.5
          Other                              3.2           4.9           5.7           8.8
                                    ------------  ------------  ------------  ------------
               Total lumber                 88.4         105.4         166.1         201.4
                                    ============  ============  ============  ============
     Logs (2)                                1.3           4.1           1.3           6.6
                                    ============  ============  ============  ============
     Wood chips (3)                         48.6          62.1          80.8         122.3
                                    ============  ============  ============  ============
Average sales price:
     Lumber: (4)
          Redwood upper grades      $      1,513  $      1,423  $      1,503  $      1,373
          Redwood common grades              550           546           529           527
          Douglas-fir upper grades         1,296         1,153         1,281         1,181
          Douglas-fir common grades          331           497           340           491
     Logs (4)                                414           359           414           404
     Wood chips (5)                           75            76            70            76

Net sales:
     Lumber, net of discount        $       57.3  $       68.7  $      105.8  $      127.7
     Logs                                     .5           1.5            .5           2.7
     Wood chips                              3.7           4.7           5.7           9.2
     Cogeneration power                      1.2           1.2           1.8           2.2
     Other                                    .8            .8           1.6           1.9
                                    ------------  ------------  ------------  ------------
               Total net sales      $       63.5  $       76.9  $      115.4  $      143.7
                                    ============  ============  ============  ============
Operating income                    $       14.7  $       24.5  $       24.8  $       43.3
                                    ============  ============  ============  ============
Operating cash flow (6)             $       20.5  $       31.1  $       36.2  $       56.5
                                    ============  ============  ============  ============
Income (loss) before income taxes   $       (2.7) $        9.5  $       (6.9) $        9.8
                                    ============  ============  ============  ============
Capital expenditures                $        3.2  $       10.2  $        6.0  $       12.4
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


          Net sales
          Net sales declined from $76.9 million and $143.7 million in the second quarter and first half of 1997, respectively, to $63.5 million and $115.4 million for the second quarter and first half of 1998, respectively, primarily due to lower shipments of lumber, logs and wood chips. This decrease was principally due to the inclement weather during the 1998 periods, combined with wet weather operating restrictions and the applicability of logging restrictions during the nesting seasons for the northern spotted owl and the marbled murrelet, which factors have restricted the Company's harvesting and transporting of logs to its mills. These difficulties in harvesting and transporting logs affected the types of logs available for the mills and the Company's ability to produce a desirable mix of lumber products which in turn adversely affected sales. The poor weather conditions also had an unfavorable impact on demand for the Company's lumber products and its ability to ship its products using rail transportation. The Company expects that its revenues in the third quarter of 1998 will increase materially over the second quarter of 1998, as it will, assuming normal rainfall patterns during such quarter, be able to conduct operations in areas where it has been restricted due to inclement weather, wet weather operating restrictions and the nesting seasons which end during the third quarter of 1998, and therefore be able to achieve normal levels of lumber production as well as a more desirable mix of products.

          Operating income
          Operating income for the three and six months ended June 30, 1998 decreased from the comparable prior periods primarily due to the decrease in net sales discussed above.

          Income (loss) before income taxes and minority interests
          Income before income taxes for the three and six months ended June 30, 1998 decreased from the comparable 1997 periods, primarily due to the decrease in operating income discussed above. Results for the second quarter of 1998 were also affected by a decrease in investment income from marketable securities.

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




                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                          --------------------------  --------------------------
                                               1998          1997          1998          1997
                                          ------------  ------------  ------------  ------------
                                                          (IN MILLIONS OF DOLLARS)
Net sales:
     Real estate                          $       17.3  $       10.6  $       25.8  $       22.0
     SHRP, Ltd.                                    4.0           4.5          10.6          10.5
                                          ------------  ------------  ------------  ------------
          Total net sales                 $       21.3  $       15.1  $       36.4  $       32.5
                                          ============  ============  ============  ============

Operating income (loss):
     Real estate                          $        2.7  $       (1.3) $        0.2  $       (1.3)
     SHRP, Ltd.                                   (0.3)          (.5)          0.6           (.1)
                                          ------------  ------------  ------------  ------------
          Total operating income (loss)   $        2.4  $       (1.8) $        0.8  $       (1.4)
                                          ============  ============  ============  ============

Income (loss) before income taxes and
     minority interests:
     Real estate                          $       10.8  $        (.2) $       10.6  $        3.2
     SHRP, Ltd.                                   (1.0)         (1.1)         (0.8)         (1.4)
                                          ------------  ------------  ------------  ------------
          Total income (loss) before
               income taxes and minority
               interests                  $        9.8  $       (1.3) $        9.8  $        1.8
                                          ============  ============  ============  ============



          Net sales
          Net sales for the quarter and six months ended June 30, 1998 increased from the same prior year periods primarily due to higher revenues from the Company's domestic U.S. real estate projects.

          Operating income (loss)
          Real estate and other operations had operating income for the quarter and six months ended June 30, 1998 as compared to operating losses for the same periods in 1997 primarily due to the higher net sales discussed above.

          Income (loss) before income taxes
          Income before income taxes and minority interests for the quarter and six months ended June 30, 1998 increased when compared to the income
(loss) for the same periods in 1997 due to a gain on the sale of the resort operations of the Company's Waterwood development project and due to increases in operating income discussed above.

     OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS




                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                          --------------------------  --------------------------
                                               1998          1997          1998          1997
                                          ------------  ------------  ------------  ------------
                                                          (IN MILLIONS OF DOLLARS)
Operating loss                            $       (2.9) $       (6.7) $       (6.4) $       (9.7)
Loss before income taxes and minority
     interests                                    (5.7)         (8.5)        (11.5)        (13.0)



          Operating loss
          The operating losses represent corporate general and administrative expenses that are not allocated to the Company's industry segments. The operating loss for the second quarter and the six months ended June 30, 1998 decreased from the same periods in 1997 as 1997 results included accruals for certain legal contingencies.

          Loss before income taxes and minority interests
          The loss before income taxes and minority interests includes operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, which are not attributable to the Company's industry segments. The losses for the second quarter and the six months ended June 30, 1998 decreased from the same periods in 1997 primarily due to lower operating losses described above.

          Minority interests
          Minority interests primarily represents the minority stockholders' interest in the Company's aluminum operations.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

     PARENT COMPANY AND MGHI

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

          The various credit instruments of KACC, MGHI, Pacific Lumber and Scotia LLC contain various covenants which, among other things, limit the ability of such entities to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. As of June 30, 1998, no dividends could be paid by MGHI. Pursuant to the terms of the KACC Credit Agreement, Kaiser is prohibited from paying any dividends with respect to its common stock. The most restrictive covenants governing debt of the Company's real estate and other subsidiaries would not restrict payment to the Company of all nonrestricted cash and unused borrowing availability for such subsidiaries (approximately $13.6 million could be paid as of June 30, 1998). However, on August 15, 1998, the MCOP Credit Agreement expires and the Company's real estate and other subsidiaries are currently working with a bank to replace this credit facility.

          On May 14, 1998, the Company repaid the $35.1 million of one-year notes issued to NL and CMRT.

          Kaiser has an effective shelf registration statement covering the offering of up to 10 million shares of Kaiser common stock owned by the Company. Net proceeds from any transaction initiated by the Company pursuant to this registration statement would be for the benefit of the Company rather than Kaiser.

          As of June 30, 1998, the Company (excluding its subsidiaries) had cash and marketable securities of approximately $42.4 million and available borrowings under the Custodial Trust Agreement and Salomon Smith Barney facility aggregating $47.5 million. The Company believes that its existing resources, together with the cash available from subsidiaries and other sources of financing, will be sufficient to fund its working capital requirements for the next year. With respect to its long-term liquidity, the Company believes that its existing cash and cash resources, together with the cash proceeds from the sale of assets and distributions from its subsidiaries should be sufficient to meet its working capital requirements. However, there can be no assurance that the Company's cash resources, together with the cash proceeds from the sale of assets, distributions from its subsidiaries and other sources of financing, will be sufficient for such purposes. Any substantially adverse outcome of the litigation described in Note 6 to the Consolidated Financial Statements could materially adversely affect the Company's consolidated financial position, results of operations or liquidity. See Note 6 to the Consolidated Financial Statements for a discussion of the Company's material contingencies.

     ALUMINUM OPERATIONS

          At June 30, 1998, Kaiser had long-term debt of $964.5 million, compared with $971.7 million at December 31, 1997.

          At June 30, 1998, $271.3 million (of which $71.3 million could have been used for letters of credit) was available to KACC under the KACC Credit Agreement. Loans under the KACC Credit Agreement bear interest at a spread (which varies based on the results of a financial test) over either a base rate or LIBOR, at Kaiser's option. During the six months ended June 30, 1998, the average per annum interest rates on loans outstanding under the KACC Credit Agreement were approximately 9%.

          Kaiser has an effective shelf registration statement covering the offering from time to time of up to $150.0 million of equity securities.

          Kaiser's capital expenditures during the six months ended June 30, 1998, were $36.7 million, and were used primarily to improve production efficiency, reduce operating costs, expand capacity at existing facilities, and construct new facilities. Total capital expenditures (of which approximately 8% is expected to be funded by Kaiser's minority partners in certain foreign joint ventures) are expected to be between $75.0 and $125.0 million per annum in each of 1998 through 2000.

          With respect to the Micromill(TM) facility, product trials for international and domestic customers are ongoing. However, the Micromill(TM) technology has not yet been fully implemented or commercialized and there can be no assurances that full implementation or commercialization will be successful.

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

     FOREST PRODUCTS OPERATIONS

          As discussed further in Note 8 to the Consolidated Financial Statements, on July 20, 1998, Scotia LLC issued $867.2 million of Timber Notes. Proceeds from the offering were used primarily to prepay the Old Timber Notes and redeem the Pacific Lumber Senior Notes and the MGI Notes effective August 19, 1998.

          As of June 30, 1998, $31.1 million of borrowings was available under the Pacific Lumber Credit Agreement, of which $5.6 million was available for letters of credit and $20.6 million was restricted to timberland acquisitions. As of June 30, 1998, $9.4 million of borrowings were outstanding and letters of credit outstanding amounted to $14.4 million. All of the $9.4 million of borrowings were repaid on July 20, 1998 in connection with the issuance of the Timber Notes.

          MGI and its subsidiaries anticipate that cash from operations, together with existing cash, cash equivalents, marketable securities and available sources of financing, will be sufficient to fund their working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, MGI and its subsidiaries believe that their existing cash and cash equivalents, together with their ability to generate sufficient levels of cash from operations and their ability to obtain both short and long-term financing, should provide sufficient funds to meet their working capital and capital expenditure requirements. However, due to their highly leveraged condition, MGI and its subsidiaries (and in turn MGHI) are more sensitive than less leveraged companies to factors affecting their operations, including litigation and governmental regulation affecting their timber harvesting practices (see "--Trends" below), increased competition from other lumber producers or alternative building products and general economic conditions.

     REAL ESTATE AND OTHER OPERATIONS

          The Company's real estate and other subsidiaries are currently working with a bank to obtain a replacement credit facility for the MCOP Credit Agreement which expires on August 15, 1998. The Company believes that the existing cash and credit facilities of its real estate and other subsidiaries are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing, should provide sufficient funds to meet their working capital and capital expenditure requirements.

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

          On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provides the framework for the acquisition by the United States and California of the Headwaters Timberlands. A substantial portion of the Headwaters Timberlands contains virgin old growth timber. Approximately 4,900 of these acres are owned by Salmon Creek, with the remaining acreage being owned by Scotia LLC (Pacific Lumber owning the timber and related timber harvesting rights on this acreage). The Headwaters Timberlands would be transferred in exchange for (a) cash or other consideration from the United States and California having an aggregate fair market value of $300 million, and (b) approximately 7,700 acres of timberlands to be acquired by the government from a third party. As part of the Headwaters Agreement, the Pacific Lumber Parties agreed not to enter the Headwaters Timberlands to conduct any logging or salvage operations.

          Closing of the Headwaters Agreement is subject to various conditions, including federal and California funding, approval of an SYP, approval of a Multi-Species HCP, issuance of the Permits, acquisition of the third party timberlands and the issuance of certain tax agreements satisfactory to the Pacific Lumber Parties.

          In November 1997, President Clinton signed an appropriations bill which contains authorization for the expenditure of $250 million of federal funds towards consummation of the Headwaters Agreement. These funds remain available until March 1, 1999, and their availability is subject to, among other things, contribution by California of its $130 million portion of funding for the Headwaters Agreement. While the State of California has not enacted legislation providing funds for its portion of the acquisition contemplated by the Headwaters Agreement, on May 11, 1998, California Governor Wilson announced that he would request that funding of California's portion be included as part of the Budget Bill. The Budget Bill is subject to approval by the California Senate and Assembly and signature by the Governor. As of the date of this Report, funding of California's portion of the purchase price under the Headwaters Agreement had not yet been included in the Budget Bill. While a separate bill has been introduced in the California Senate which would fund California's portion of the purchase price, this bill would impose additional restrictions on Pacific Lumber, including more restrictions on harvesting in streamside buffers. While Pacific Lumber is working diligently toward approval of funding (without such restrictions) for California's portion of the purchase price as part of the Budget Bill prior to the March 1, 1999 expiration of the federal funding, there can be no assurance that Pacific Lumber will be successful or that the terms of any legislation which may be enacted will be acceptable to Pacific Lumber.

          On July 14, 1998, the proposed SYP and Multi-Species HCP were made available to the public for review and comment. The proposed Multi-Species HCP and related Permits would have a term of 50 years, and would limit the activities which could be conducted by Pacific Lumber in eleven forest groves to those which would not be detrimental to marbled murrelet habitat. These groves aggregate approximately 7,600 acres and consist of substantial quantities of virgin and residual old growth redwood and Douglas-fir timber.

          The Company believes that submission of the proposed SYP and Multi-Species HCP for public review and comment is a favorable development that enhances its position in connection with legal and regulatory challenges to Pacific Lumber's THPs as well as the prospects for consummation of the Headwaters Agreement, the approval of the Multi-Species HCP and SYP and the issuance of the Permits. Several species, including the northern spotted owl, the marbled murrelet and the coho salmon, have been listed as endangered or threatened under the ESA and/or the CESA. Pacific Lumber has developed federal and state northern spotted owl management plans which permit harvesting activities to be conducted so long as Pacific Lumber adheres to certain measures designed to protect the northern spotted owl. The potential impact of the listings of the marbled murrelet and the coho salmon is more uncertain. If the Multi-Species HCP is approved, Pacific Lumber would be issued the Permits, which would allow limited incidental "take" of listed species so long as there was no "jeopardy" to the continued existence of such species, and the Multi-Species HCP would identify the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent possible.
The Multi-Species HCP would not only provide for Pacific Lumber's compliance with habitat requirements for currently listed species, it would also provide greater certainty and protection for Pacific Lumber with regard to identified species that may be listed in the future.

          Lawsuits are pending or threatened which seek to prevent Pacific Lumber from implementing certain of its approved THPs or other operations. While challenges with respect to Pacific Lumber's young growth timber have historically been limited, a lawsuit relating to the coho salmon was recently filed under the ESA which relates to a significant number of THPs covering young growth timber of Pacific Lumber. While the Company expects these environmentally focused objections and lawsuits to continue, it believes that the proposed Multi-Species HCP will enhance Pacific Lumber's position in connection with these challenges. The Company also believes that the Multi-Species HCP would expedite the preparation and facilitate approval of its THPs.

          With respect to the SYP, Pacific Lumber has proposed an LTSY which is approximately 10% less than Pacific Lumber's average timber harvest over the last three years. If the SYP is approved by the CDF, Pacific Lumber will have complied with certain BOF regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level. The SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that Pacific Lumber's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. The
SYP is expected to be valid for ten years, although it would be subject to review after five years. Thereafter, revised SYPs would be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

          After the public review and comment process is completed, the regulatory agencies will determine whether to approve or disapprove the SYP and Multi-Species HCP. While the parties are working diligently to complete the closing conditions contained in the Headwaters Agreement, there can be no assurance that the Headwaters Agreement will be consummated or that the SYP, Multi-Species HCP or Permits acceptable to Pacific Lumber will be approved. If the Headwaters Agreement is not consummated and Pacific Lumber is unable to harvest or is severely limited in harvesting on various of its timberlands, it intends to continue and/or expand its takings litigation seeking just compensation from the appropriate government agencies on the grounds that such restrictions constitute an uncompensated governmental taking of private property for public use.

          In the event that the Multi-Species HCP is not approved, Pacific Lumber will not enjoy the benefits of a more streamlined THP preparation and review process. Furthermore, it is impossible for the Company to determine the potential adverse effect of (i) the listings of the marbled murrelet and coho salmon if the Multi-Species HCP as approved is not acceptable to Pacific Lumber, or (ii) the EPA's potential regulations regarding water quality on the Company's financial position, results of operations or liquidity until such time as the various regulatory and legal issues are resolved; however, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on significant amounts of its timberlands, such effect could be materially adverse to the Company.

                        PART II.  OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

          On May 27, 1998, an action entitled Mateel Environmental Justice Foundation v. Pacific Lumber, et. al. (No. 995329) was filed against MGI, Scotia Pacific, Pacific Lumber and Salmon Creek in the California Superior Court, San Francisco County. This action alleges, among other things, violations of California's unfair competition law of the business and professions code based on citations and violations (primarily water quality related) issued against certain defendants since 1994 in connection with a substantial number of THPs. The plaintiff seeks, among other things, an injunction prohibiting alleged unlawful actions and requiring corrective action, disgorgement of profits, appointment of a receiver to ensure compliance with the law and any judgment, and financial security with respect to future THPs to ensure full compliance with the Forest Practice Act. The Company does not believe that this matter will have a material adverse effect upon its business or financial condition.

          Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. No material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of stockholders of the Company was held on May 20, 1998, at which meeting the stockholders voted to elect Messrs. Rosenberg, Cruikshank and Schwartz, management's slate of nominees, as directors of the Company, and voted to reapprove the MAXXAM 1994 Executive Bonus Plan and approve amendments to that plan. Stockholders voted against a proposal to declassify the Company's Board of Directors and against a proposal regarding the Company's operations and forest management policies.

          The results of the matters voted at the meeting are shown below.

NOMINEES FOR DIRECTOR

          The nominees for election as directors of the Company are listed below, together with voting information for each nominee. Mr. Charles E. Hurwitz and Mr. Ezra G. Levin continued as directors for the Company.

          NOMINEES FOR ELECTION BY HOLDERS OF COMMON STOCK

          Stanley D. Rosenberg - 6,093,941 votes for, 388,069 votes withheld and -0- broker non-votes.

          Robert J. Cruikshank - 6,094,354 votes for, 387,656 votes withheld and -0- broker non-votes.

          NOMINEES FOR ELECTION BY HOLDERS OF COMMON STOCK AND CLASS A PREFERRED STOCK

          Paul N. Schwartz - 12,673,311 votes for, 388,428 votes withheld and -0- broker non-votes.

PROPOSAL TO REAPPROVE THE MAXXAM EXECUTIVE BONUS PLAN AND APPROVE
AMENDMENTS TO THAT PLAN

          12,373,717 votes for, 453,017 votes against, 235,005 votes abstaining and -0- broker non-votes.

PROPOSAL TO DECLASSIFY THE COMPANY'S BOARD OF DIRECTORS

          1,721,431 votes for, 10,219,149 votes against, 38,026 votes abstaining and -0- broker non-votes.

PROPOSAL REGARDING THE COMPANY'S OPERATIONS AND FOREST MANAGEMENT POLICIES

          345,537 votes for, 11,544,234 votes against, 88,835 votes abstaining and -0- broker non-votes.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

A.        EXHIBITS:

          *4.1 Indenture between Scotia LLC and State Street Bank and Trust Company ("State Street"), as Trustee, regarding the Timber Notes

          *4.2 Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Proceeds among Scotia LLC, Fidelity National Title Insurance Company, as
                     Trustee, and State Street, as Collateral Agent

          *4.3 Credit Agreement among Scotia LLC, Bank of America National Trust and Savings Association and other financial institutions party thereto

          *11       Computation of Net Income Per Common and Common
                    Equivalent Share

          *27.1     Financial Data Schedule for the quarter ended June 30,
                    1998

          *27.2 Restated Financial Data Schedule for the periods ended March 31, June 30, September 30, and December 31, 1997

          *27.3 Restated Financial Data Schedule for the periods ended March 31, June 30, September 30, and December 31, 1996



*    Included with this filing.

B.   REPORTS ON FORM 8-K:

          On June 23, 1998, the Company filed a Current Report on Form 8-K (under Item 5) concerning a private placement by Scotia LLC of the Timber Notes (which Form 8-K was subsequently amended by a Form 8-K/A dated July 30, 1998).

                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.


                                           MAXXAM INC.




Date: July 31, 1998             By:    /S/ PAUL N. SCHWARTZ
                                         Paul N. Schwartz
                                           President,
                                   Chief Financial Officer and
                                             Director


Date: July 31, 1998             By:  /S/ ELIZABETH D. BRUMLEY
                                       Elizabeth D. Brumley
                                       Assistant Controller
                                  (Principal Accounting Officer)


                                                                 APPENDIX A


                         GLOSSARY OF DEFINED TERMS

AMT Price: Average Midwest United States transaction price for primary aluminum

BOF:  California Board of Forestry

Britt:  Britt Lumber Co., Inc., an indirect, wholly owned subsidiary of MGI

Budget Bill:  California's 1998-99 budget bill

CDF:  California Department of Forestry

CERCLA:   Comprehensive Environmental Response, Compensation and Liability
Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986

CESA:  California Endangered Species Act

Class A Preferred Stock: Class A $.05 Non-Cumulative Participating Convertible Preferred Stock of the Company

CMRT:  The Combined Master Retirement Trust

Common Stock:  $.50 par value common stock of the Company

Company: MAXXAM Inc., including its subsidiaries unless otherwise noted or the context indicates otherwise

Custodial Trust Agreement: A loan and pledge agreement between the Company and the Custodial Trust Company providing for up to $25.0 million in borrowings

EPA:  Environmental Protection Agency

ESA:  The federal Endangered Species Act

FDIC:  Federal Deposit Insurance Corporation

FDIC action: A civil action filed by the FDIC on August 2, 1995 entitled Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz

Federated: Federated Development Company, a principal stockholder of the Company

Form 10-K: The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1997

HCP:  Habitat Conservation Plan

Headwaters Agreement: The September 28, 1996 agreement among the Pacific Lumber Parties, the United States and California which provides the framework for the acquisition by the United States and California of the Headwaters Timberlands

Headwaters Timberlands: Approximately 5,600 acres of Pacific Lumber's timberlands consisting of two forest groves commonly referred to as the Headwaters Forest and the Elk Head Springs Forest

KACC:   Kaiser Aluminum & Chemical Corporation, Kaiser's principal operating subsidiary

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

LTSY:  Long-term sustained yield

MCOP Credit Agreement: $14.0 million revolving credit facility between the Company's real estate and other subsidiaries and a bank

MGHI:  MAXXAM Group Holdings Inc.

MGI:  MAXXAM Group Inc.

MGI Discount Notes:  12-1/4% MGI Senior Secured Discount Notes due August
1, 2003

MGI Notes:  MGI Discount Notes and MGI Senior Notes

MGI Senior Notes:  11-1/4% MGI Senior Secured Notes due August 1, 2003

Minimum Principal Amortization: The minimum amount of principal on the Timber Notes which Scotia LLC must pay (on a cumulative basis and subject to available cash) through any Timber Note payment date in order to avoid an Event of Default (as defined in the Timber Note Indenture)

Multi-Species HCP: The HCP covering multiple species contemplated by the Headwaters Agreement

NMFS:  National Marine Fisheries Service

NL:  NL Industries, Inc.

Notice: A Notice of Charges filed on December 26, 1995 by the OTS against the Company and others with respect to the failure of USAT

Old Timber Notes: The 7.95% Scotia Pacific Timber Collateralized Notes due July 20, 2015

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

Pacific Lumber Senior Notes:  10-1/2% Pacific Lumber Senior Notes due March
1, 2003

Permits:  The incidental take permits related to the Multi-Species HCP

Pre-Permit Agreement: A February 27, 1998 Pre-Permit Application Agreement in Principle entered into by Pacific Lumber, MAXXAM and various government agencies regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permits and the SYP

RTC Portfolio: A portfolio originally consisting of 27 parcels of income producing real property and 28 loans purchased from the Resolution Trust Corporation in June 1991

Salmon Creek: Salmon Creek Corporation, a wholly owned subsidiary of Pacific Lumber

Scheduled Amortization: The minimum amount of principal on the Timber Notes which Scotia LLC must pay (on a cumulative basis) through any Timber Note payment date in order to avoid payment of prepayment or deficiency premiums

Scotia LLC: Scotia Pacific Company LLC, a limited liability company wholly owned by Pacific Lumber

Scotia Pacific: Scotia Pacific Holding Company, a wholly owned subsidiary of Pacific Lumber, which was merged into Scotia LLC on July 20, 1998

SFAS No. 130: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"

SFAS No. 133: Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"

SHRP, Ltd.:  Sam Houston Race Park, Ltd., a 90.5%-owned subsidiary of
MAXXAM

SYP: The sustained yield plan establishing LTSY harvest levels for Pacific Lumber's timberlands

THP: Timber harvesting plan required to be filed with and approved by the CDF prior to the harvesting of timber

Timber Note Indenture: The indenture dated July 20, 1998 governing the Timber Notes

Timber Notes: The Scotia LLC 6.55% Class A-1, 7.11% Class A-2 and 7.71% Class A-3 Timber Collateralized Notes due July 20, 2028

Timber Notes Line of Credit: A line of credit agreement provided as security for the payment of interest on the Timber Notes

UFG:  United Financial Group, Inc.

USAT:  United Savings Association of Texas

USFWS:  United States Fish and Wildlife Service

Valco: Volta Aluminium Company Limited, Kaiser's 90%-owned smelter facility in Ghana

VRA:  Volta River Authority, an electric power supplier to Valco