Form 10-Q/A
period 1998-06-30
MAXXAM INC
filed 1998-09-15
CIK 63814

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                             FORM 10-Q/A NO. 1

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
Yes /X/   No /  /

 Number of shares of common stock outstanding at July 31, 1998:  7,000,597

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                        PART II.  OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

A.        EXHIBITS:


         **4.1 Indenture between Scotia LLC and State Street Bank and Trust Company ("State Street"), as Trustee, regarding the Timber Notes

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

          *11       Computation of Net Income Per Common and Common
                    Equivalent Share

          *27.1     Financial Data Schedule for the quarter ended June 30,
                    1998

          *27.2 Restated Financial Data Schedule for the periods ended March 31, June 30, September 30, and December 31, 1997

          *27.3 Restated Financial Data Schedule for the periods ended March 31, June 30, September 30, and December 31, 1996

-------------
* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated July 31, 1998; File No. 1-3924

**    Included with this filing


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


                                  MAXXAM INC.




Date:  September 14, 1998       By:   /S/ BERNARD L. BIRKEL
                                         Bernard L. Birkel
                                             Secretary


Date:  September 14, 1998       By:  /S/ ELIZABETH D. BRUMLEY
                                       Elizabeth D. Brumley
                                       Assistant Controller
                                  (Principal Accounting Officer)