Form 10-Q
period 1998-09-30
MAXXAM INC
filed 1998-11-16
CIK 63814

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

    Number of shares of common stock outstanding at November 13, 1998:
7,000,597

                             TABLE OF CONTENTS


                                                                       PAGE
PART I. - FINANCIAL INFORMATION

     Item 1.   Financial Statements:
          Consolidated Balance Sheet at September 30, 1998
               and December 31, 1997                                      3
          Consolidated Statement of Operations for the three
               and nine months ended September 30, 1998 and 1997          4
          Consolidated Statement of Cash Flows for the nine months
               ended September 30, 1998 and 1997                          5
          Condensed Notes to Consolidated Financial Statements            6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       13

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                         28
     Item 6.   Exhibits and Reports on Form 8-K                          30
     Signatures                                                         S-1
     Appendix A - Glossary of Defined Terms                             A-1

                        MAXXAM INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                SEPTEMBER 30,  DECEMBER 31,
                                                     1998          1997
                                                ------------  ------------
                                                 (UNAUDITED)
                    ASSETS
Current assets:
     Cash and cash equivalents                  $      253.9  $      164.6
     Marketable securities                              27.0          84.6
     Receivables:
          Trade, net of allowance for doubtful
               accounts of  $6.4 and $5.9,
               respectively                            214.0         255.9
          Other                                        109.3         126.3
     Inventories                                       573.6         629.6
     Prepaid expenses and other current assets         162.8         175.1
                                                ------------  ------------
               Total current assets                  1,340.6       1,436.1
Property, plant and equipment, net of
     accumulated depreciation of $902.6 and
     $845.6, respectively                            1,319.6       1,320.9
Timber and timberlands, net of accumulated
     depletion of $177.0 and $169.2,
     respectively                                      296.3         299.1
Investments in and advances to unconsolidated
     affiliates                                        142.1         159.5
Deferred income taxes                                  511.5         479.9
Long-term receivables and other assets                 436.5         418.7
                                                ------------  ------------
                                                $    4,046.6  $    4,114.2
                                                ============  ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                           $      181.6  $      187.3
     Accrued interest                                   40.1          68.7
     Accrued compensation and related benefits         136.0         159.3
     Other accrued liabilities                         178.6         174.9
     Payable to affiliates                              80.2          82.9
     Short-term borrowings and current
          maturities of long-term debt                  16.7          69.0
                                                ------------  ------------
               Total current liabilities               633.2         742.1
Long-term debt, less current maturities              1,976.7       1,888.0
Accrued postretirement medical benefits                714.4         730.1
Other noncurrent liabilities                           574.7         586.3
                                                ------------  ------------
               Total liabilities                     3,899.0       3,946.5
                                                ------------  ------------
Commitments and contingencies
Minority interests                                     180.7         170.6
Stockholders' deficit:
     Preferred stock, $.50 par value;
          12,500,000 shares authorized; Class
          A $.05 Non-Cumulative Participating
          Convertible Preferred Stock; 669,701
          shares issued                                   .3            .3
     Common stock, $.50 par value; 28,000,000
          shares authorized; 10,063,359
          shares issued                                  5.0           5.0
     Additional capital                                222.8         222.8
     Accumulated deficit                              (148.7)       (118.5)
     Pension liability adjustment                       (3.3)         (3.3)
     Treasury stock, at cost (shares held:
          preferred - 845; common - 3,062,762)        (109.2)       (109.2)
                                                ------------  ------------
               Total stockholders' deficit             (33.1)         (2.9)
                                                ------------  ------------
                                                $    4,046.6  $    4,114.2
                                                ============  ============

The accompanying notes are an integral part of these financial statements.

                        MAXXAM INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                      --------------------------  --------------------------
                                           1998          1997          1998          1997
                                      ------------  ------------  ------------  ------------
                                                            (UNAUDITED)

Net sales:
     Aluminum operations              $      541.6  $      634.1  $    1,753.4  $    1,778.6
     Forest products operations               65.9          72.8         181.3         216.5
     Real estate and other operations         21.3          19.1          57.7          51.6
                                      ------------  ------------  ------------  ------------
                                             628.8         726.0       1,992.4       2,046.7
                                      ------------  ------------  ------------  ------------

Costs and expenses:
     Cost of sales and operations:
          Aluminum operations                460.6         523.7       1,466.3       1,473.7
          Forest products operations          43.7          39.8         116.3         119.9
          Real estate and other
               operations                     13.9          12.5          35.3          31.4
     Selling, general and
          administrative expenses             42.6          47.3         128.6         139.0
     Depreciation and depletion               27.6          28.8          83.2          87.4
     Restructuring of aluminum
          operations                             -             -             -          19.7
                                      ------------  ------------  ------------  ------------
                                             588.4         652.1       1,829.7       1,871.1
                                      ------------  ------------  ------------  ------------

Operating income                              40.4          73.9         162.7         175.6

Other income (expense):
     Investment, interest and other
          income                               2.8          14.3          24.6          30.5
     Interest expense                        (52.3)        (52.3)       (158.7)       (158.3)
                                      ------------  ------------  ------------  ------------
Income (loss) before income taxes and
     minority interests                       (9.1)         35.9          28.6          47.8
Credit (provision) for income taxes           11.5         (13.9)         (1.9)         13.6
Minority interests                            (4.4)         (4.0)        (14.4)        (10.8)
                                      ------------  ------------  ------------  ------------
Income (loss) before extraordinary
     item                                     (2.0)         18.0          12.3          50.6
Extraordinary item:
     Loss on early extinguishment of
          debt, net of income
          tax benefit of $22.9               (42.5)            -         (42.5)            -
                                      ------------  ------------  ------------  ------------
Net income (loss)                     $      (44.5) $       18.0  $      (30.2) $       50.6
                                      ============  ============  ============  ============

Basic earnings per common share:
     Income (loss) before
          extraordinary item          $      (0.28) $       2.17  $       1.76  $       5.96
     Extraordinary item                      (6.07)            -         (6.07)            -
                                      ------------  ------------  ------------  ------------
     Net income (loss)                $      (6.35) $       2.17  $      (4.31) $       5.96
                                      ============  ============  ============  ============

Diluted earnings per common and
     common equivalent share:
     Income (loss) before
          extraordinary item          $      (0.28) $       1.98  $       1.58  $       5.46
     Extraordinary item                      (6.07)            -         (5.44)            -
                                      ------------  ------------  ------------  ------------
     Net income (loss)                $      (6.35) $       1.98  $      (3.86) $       5.46
                                      ============  ============  ============  ============


The accompanying notes are an integral part of these financial statements.

                        MAXXAM INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN MILLIONS OF DOLLARS)


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      --------------------------
                                                           1998          1997
                                                      ------------  ------------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                $      (30.2) $       50.6
     Adjustments to reconcile net income to net cash
          used for operating activities:
          Depreciation and depletion                          83.2          87.4
          Extraordinary loss on early extinguishment
               of debt, net                                   42.5             -
          Restructuring of aluminum operations                   -          19.7
          Non-cash benefit for income taxes                   (8.3)        (12.5)
          Net sales of marketable securities                  62.2           1.2
          Net gains on marketable securities                  (4.6)        (10.1)
          Minority interests                                  14.4          10.8
          Amortization of deferred financing costs
               and discounts on long-term debt                15.7          18.5
          Amortization of excess of investment over
               equity in net assets of unconsolidated
               affiliates                                      7.5           8.7
          Equity in loss (gain) of unconsolidated
               affiliates, net of dividends received           (.5)         14.6
          Net gain on sale of real estate, mortgage
               loans and other assets                         (3.2)         (5.0)
          Increase (decrease) in cash resulting from
               changes in:
               Receivables                                    35.3         (50.9)
               Payable to affiliates and other
                    liabilities                              (77.7)        (55.2)
               Inventories                                    53.8           5.9
               Accrued interest                              (28.4)        (23.9)
               Prepaid expenses and other assets              29.1          (7.7)
               Accounts payable                               (6.6)        (30.3)
               Accrued and deferred income taxes               1.6          11.4
          Other                                                3.1           7.0
                                                      ------------  ------------
               Net cash provided by operating
                    activities                               188.9          40.2
                                                      ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                    (80.0)       (120.1)
     Net proceeds from sale of assets                         18.2          34.4
     Investment in subsidiaries and joint ventures           (10.6)         (7.1)
     Restricted cash withdrawals used to acquire
          timberlands                                          1.8             -
     Other                                                     3.0          (2.6)
                                                      ------------  ------------
          Net cash used for investing activities             (67.6)        (95.4)
                                                      ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                873.7          19.7
     Premium for early retirement of debt                    (45.5)            -
     Redemptions, repurchases and principal payments
          on long-term debt                                 (800.8)        (76.6)
     Dividends paid to Kaiser's minority preferred
          stockholders                                           -          (4.2)
     Redemption of preference stock                           (8.6)         (2.0)
     Restricted cash withdrawals (deposits), net               6.4          (6.5)
     Treasury stock repurchases                              (35.1)        (17.7)
     Incurrence of deferred financing costs                  (22.0)            -
     Other                                                     (.1)          3.5
                                                      ------------  ------------
          Net cash used for financing activities             (32.0)        (83.8)
                                                      ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          89.3        (139.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             164.6         336.6
                                                      ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $      253.9  $      197.6
                                                      ============  ============


The accompanying notes are an integral part of these financial statements.

                        MAXXAM INC. AND SUBSIDIARIES

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        GENERAL

          The information contained in the following Condensed Notes to the Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Form 10-K. Any capitalized terms used but not defined in these Condensed Notes to Consolidated Financial Statements are defined in the "Glossary of Defined Terms" contained in Appendix A. All references to the "Company" include MAXXAM Inc. and its subsidiary companies unless otherwise indicated or the context indicates otherwise. See Note 4 below regarding the formation of Scotia LLC and the merger of Scotia Pacific into Scotia LLC. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1998, the consolidated results of operations for the three and nine months ended September 30, 1998 and 1997 and consolidated cash flows for the nine months ended September 30, 1998 and 1997. Certain reclassifications of prior period information have been made to conform to the current presentation.

          SFAS No. 130 was issued in June 1997 and was adopted by the Company as of January 1, 1998. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income") which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity (such as minimum pension liabilities). SFAS No. 133, issued in June 1998, requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 must be adopted by the Company no later than January 1, 2000, although earlier application is permitted. The Company is currently evaluating how and when to implement SFAS No. 133.

          The amount of the Company's comprehensive income adjustments is not significant so there is not a significant difference between "traditional" net income and comprehensive income for the three and nine month periods ended September 30, 1998 and 1997. However, differences between comprehensive income and traditional net income may become significant in future periods as a result of SFAS No. 133. As discussed more fully in Note 7, the intent of Kaiser's hedging programs is to "lock-in" a price (or range of prices) for products sold or used so that earnings and cash flows are subject to reduced risk of volatility. Under SFAS No. 133, the Company will be required to "mark-to-market" its hedging positions at the end of each period in advance of the period of recognition for the transaction to which the hedge relates. Pursuant to SFAS No. 130, the Company will reflect changes in the fair value of its open hedging positions as an increase or reduction in stockholders' equity through comprehensive income. Under SFAS No. 130, the impact of the changes in the fair value of financial instruments will be reversed from comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income upon occurrence of the transaction to which the hedge relates.

          The combined impact of implementing SFAS No. 130 and SFAS No. 133 will result in fluctuations in comprehensive income and stockholders' equity in periods of price volatility, despite the fact that the Company's cash flow and earnings will be "fixed" to the extent hedged. The amount of such fluctuations could be significant.

2.        INVENTORIES

          Inventories consist of the following (in millions):

                                                 SEPTEMBER 30,  DECEMBER 31,
                                                      1998          1997
                                                 ------------  ------------
Aluminum Operations:
     Finished fabricated aluminum products       $      109.9  $      103.9
     Primary aluminum and work in process               187.3         226.6
     Bauxite and alumina                                101.0         108.4
     Operating supplies and repair and
          maintenance parts                             121.5         129.4
                                                 ------------  ------------
                                                        519.7         568.3
                                                 ------------  ------------
Forest Products Operations:
     Lumber                                              41.2          49.7
     Logs                                                12.7          11.6
                                                 ------------  ------------
                                                         53.9          61.3
                                                 ------------  ------------
                                                 $      573.6  $      629.6
                                                 ============  ============



3.        RESTRICTED CASH

          Long-term receivables and other assets include restricted cash in the amount of $25.6 million and $33.7 million at September 30, 1998 and December 31, 1997, respectively. The restricted cash at December 31, 1997 primarily represents the amount held by the trustee in the Liquidity Account for the benefit of holders of the Old Timber Notes under the indenture governing the Old Timber Notes. The restricted cash at September 30, 1998 primarily represents the amount held by the trustee under the Timber Notes Indenture governing the Timber Notes to enable Scotia LLC to acquire timberlands.

4.        LONG-TERM DEBT

          Long-term debt consists of the following (in millions):

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                       1998          1997
                                                  ------------  ------------
12% MGHI Senior Secured Notes due August 1, 2003  $      130.0  $      130.0
11-1/4% MGI Senior Secured Notes due August 1,
     2003                                                    -         100.0
12-1/4% MGI Senior Secured Discount Notes due
     August 1, 2003, net of discount                         -         117.3
10-1/2% Pacific Lumber Senior Notes due March 1,
     2003                                                    -         235.0
Pacific Lumber Credit Agreement                              -           9.4
7.95% Scotia Pacific Timber Collateralized Notes
     due July 20, 2015                                       -         320.0
7.43% Scotia LLC Timber Collateralized Notes due
     July 20, 2028                                       867.2             -
KACC Credit Agreement                                        -             -
10-7/8% KACC Senior Notes due October 15, 2006,
     including premium                                   225.7         225.8
9-7/8% KACC Senior Notes due February 15, 2002,
     net of discount                                     224.4         224.2
12-3/4% KACC Senior Subordinated Notes due
     February 1, 2003                                    400.0         400.0
Alpart CARIFA Loans                                       60.0          60.0
Other aluminum operations debt                            54.4          61.6
Other notes and contracts, primarily secured by
     receivables, buildings, real estate and
     equipment                                            31.7          36.1
                                                  ------------  ------------
                                                       1,993.4       1,919.4
          Less: current maturities                       (16.7)        (31.4)
                                                  ------------  ------------
                                                  $    1,976.7  $    1,888.0
                                                  ============  ============


          In October 1998, the Company drew down $16.0 million under the Custodial Trust Agreement, and the borrowing converted to a term loan maturing on October 21, 1999, as provided under the terms of the agreement. The loan is secured by 7,915,000 shares of Kaiser common stock.

          On July 20, 1998, Scotia LLC, a recently formed limited liability company wholly owned by Pacific Lumber, issued the Timber Notes which consist of $867.2 million aggregate principal amount of Class A-1, Class A-2 and Class A-3 timber collateralized notes which mature on July 20, 2028 and have an overall effective interest rate of 7.43% per annum. Net proceeds from the offering of the Timber Notes were used primarily to prepay the Old Timber Notes and to redeem the Pacific Lumber Senior Notes and the MGI Notes effective August 19, 1998. The Company recognized an extraordinary loss of $42.5 million, net of the related income tax benefit of $22.9 million, in the quarter ended September 30, 1998 for the early extinguishment of the Old Timber Notes, Pacific Lumber Senior Notes and MGI Notes. Concurrently with the issuance of the Timber Notes, (i) Scotia Pacific was merged into Scotia LLC, (ii) Pacific Lumber transferred to Scotia LLC approximately 13,500 acres of timberlands and the timber and timber harvesting rights with respect to an additional 19,700 acres of timberlands, and (iii) Scotia LLC transferred to Pacific Lumber the timber and timber harvesting rights related to approximately 1,400 acres of timberlands.

          Under the Timber Notes Indenture, the business activities of Scotia LLC are generally limited to the ownership and operation of its timber and timberlands. The Timber Notes are senior secured obligations of Scotia LLC and are not obligations of, or guaranteed by, Pacific Lumber or any other person. The Timber Notes are secured by a lien on (i) Scotia LLC's timber and timberlands (representing $245.1 million of the Company's consolidated balance at September 30, 1998), and (ii) substantially all of Scotia LLC's other property. Interest on the Timber Notes is further secured by the Timber Notes Line of Credit. The Timber Notes Indenture permits Scotia LLC to have outstanding up to $75.0 million of non-recourse indebtedness to acquire additional timberlands and to issue additional timber notes provided certain conditions are met (including repayment or redemption of the $160.7 million of Class A-1 Timber Notes).

          The Timber Notes are structured to link, to the extent of cash available, the deemed depletion of Scotia LLC's timber (through the harvest and sale of logs) to the required amortization of the Timber Notes. The required amount of amortization on any Timber Note payment date is determined by various mathematical formulas set forth in the Timber Notes Indenture. The minimum amount of principal which Scotia LLC must pay (on a cumulative basis and subject to available cash) through any Timber Notes payment date in order to avoid an Event of Default is referred to as Minimum Principal Amortization. If the Timber Notes were amortized in accordance with Minimum Principal Amortization, the final installment of principal would be paid on July 20, 2028. The minimum amount of principal which Scotia LLC must pay (on a cumulative basis) through any Timber Notes payment date in order to avoid payment of prepayment or deficiency premiums is referred to as Scheduled Amortization. If all payments of principal are made in accordance with Scheduled Amortization, the payment date on which Scotia LLC will pay the final installment of principal is January 20, 2014. Such final installment would include a single bullet principal payment of $463.3 million related to the Class A-3 Timber Notes.

          Principal and interest on the Timber Notes are payable semiannually on January 20 and July 20. The Timber Notes are redeemable at the option of Scotia LLC at any time. The redemption price of the Timber Notes is equal to the sum of the principal amount, accrued interest and a prepayment premium calculated based upon the yield of like term Treasury securities plus 50 basis points.

5.        PER SHARE INFORMATION

          Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period including the weighted average impact of the shares of common stock issued and treasury stock acquired during the year from the date of issuance or repurchase. The weighted average common shares outstanding were 7,000,597 shares and 8,491,364 shares for the nine months ended September 30, 1998 and 1997, respectively.

          Diluted earnings per share calculations also include the dilutive effect of the Class A Preferred Stock (which is convertible into Common Stock) as well as common and preferred stock options. The weighted average number of common and common equivalent shares was 7,816,615 shares and 9,272,428 shares for the nine months ended September 30, 1998 and 1997, respectively.

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

          Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At September 30, 1998, the balance of such accruals, which are primarily included in noncurrent liabilities, was $28.3 million. These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology and Kaiser's assessment of the likely remedial action to be taken. Kaiser expects that these remedial actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $2.0 million to $9.0 million for the years 1998 through 2002 and an aggregate of approximately $7.0 million thereafter.

          As additional facts are developed and definitive remedial plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. Kaiser believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $18.0 million. As the resolution of these matters is subject to further regulatory review and approval, no specific assurances can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, Kaiser is working to resolve these matters. Kaiser believes that it has insurance coverage available to recover certain incurred and future environmental costs and is actively pursuing claims in this regard. As of September 30, 1998, no accruals have been made for any such insurance recoveries. However, subsequent to September 30, 1998, KACC determined that recoveries totaling up to approximately $34.0 million are likely to be received during the fourth quarter 1998 related to current and future claims against its insurers. Approximately one-fourth to one-third of the recoveries are allocable to previously accrued (expensed) items. The amount ultimately allocated to previously expensed items will be reflected in earnings during the fourth quarter of 1998. No assurances can be given that the Kaiser will be successful in other attempts to recover incurred or future costs from other insurers or that the amount of any recoveries received will ultimately be
adequate to cover the costs incurred.   While uncertainties are inherent in
the final outcome of these environmental matters, and it is impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

          Asbestos Contingencies
          KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 20 years. At September 30, 1998, the number of claims pending was approximately 86,400 compared to 77,400 at December 31, 1997. During the quarter and nine months ended September 30, 1998, approximately 5,500 and 16,000 of such claims were received and 3,000 and 7,000 of such claims were settled or dismissed, respectively. In addition, the foregoing pending claims and settlement figures as of September 30, 1998 do not reflect the fact that KACC reached agreements under which it will settle approximately 20,000 of the pending asbestos-related claims over an extended period.

          Based on past experience and reasonably anticipated future activity, Kaiser has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed through 2008. There are inherent uncertainties involved in estimating asbestos-related costs and KACC's actual costs could exceed these estimates. Kaiser's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton, Levin, Ehrmantraut, Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an asbestos-related cost accrual of $164.9 million, before consideration of insurance recoveries, is included primarily in other noncurrent liabilities at September 30, 1998. While Kaiser does not believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial. Kaiser estimates that annual future cash payments in connection with such litigation will be approximately $15.0 million to $26.0 million for each of the years 1998 through 2002, and an aggregate of approximately $64.0 million thereafter.

          Kaiser believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. While active coverage litigation has been concluded, the timing and amount of future recoveries from the insurance carriers will depend on the pace of claims review and processing by such carriers, and on the resolution of any disputes which may arise in the course of discussions regarding coverage under their policies. Kaiser believes, based on prior insurance-related recoveries with respect to asbestos-related claims, existing insurance policies, and the advice of Thelen, Reid & Priest LLP (formerly Thelen, Marrin, Johnson & Bridges LLP) with respect to applicable insurance coverage law relating to the terms and conditions of these policies, that substantial recoveries from the insurance carriers are probable. Accordingly, an estimated aggregate insurance recovery of $131.9 million, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in long-term receivables and other assets at September 30, 1998.

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

          OTS Contingency and Related Matters
          On December 26, 1995, the OTS initiated a formal administrative proceeding against the Company and others by filing the Notice. The Notice alleges, among other things, misconduct by the Company, Federated, Mr. Charles Hurwitz and others (the "respondents") with respect to the failure of USAT, a wholly owned subsidiary of UFG. The Notice claims that the Company was a savings and loan holding company, that with others it controlled USAT, and that it was therefore obligated to maintain the net worth of USAT. The Notice makes numerous other allegations against the Company and the other respondents, including, among other things, allegations that through USAT it was involved in prohibited transactions with Drexel, Burnham, Lambert Inc. The OTS, among other things, seeks unspecified damages in excess of $560.0 million from the Company and Federated, civil money penalties and the removal from, and prohibition against the Company and the other respondents engaging in, the banking industry. The hearing on the merits of this matter commenced on September 22, 1997, adjourned on December 19, 1997, recommenced on June 16, 1998 and adjourned on October 16, 1998. The hearing is expected to recommence on February 9, 1999 and conclude in April 1999.

          On August 2, 1995, the FDIC filed the FDIC action in the U.S. District Court for the Southern District of Texas. The original complaint against Mr. Hurwitz alleged damages in excess of $250.0 million based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. The original complaint further alleged, among other things, that Mr. Hurwitz was obligated to ensure that UFG, Federated and the Company maintained the net worth of USAT. On January 15, 1997, the FDIC filed an amended complaint which seeks, conditioned on the OTS prevailing in its administrative proceeding, unspecified damages from Mr. Hurwitz relating to amounts the OTS does not collect from the Company and Federated with respect to their alleged obligations to maintain USAT's net worth.

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

7.         DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

          At September 30, 1998, the net unrealized gain on KACC's position in aluminum forward sales and option contracts (based on an average contract price of $.74 per pound of primary aluminum), natural gas, fuel oil and diesel fuel forward purchase and option contracts, and forward foreign exchange contracts, was approximately $17.6 million. Any gain or losses on the derivative contracts utilized in KACC's hedging activities are offset by losses or gains, respectively, on the transactions being hedged. See Note 1 for a discussion of SFAS No. 133, a new accounting pronouncement which requires the Company to "mark-to-market" its hedging positions at each period end in advance of the period of recognition for the transaction to which the hedge relates.

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

          From time to time in the ordinary course of business, KACC enters into hedging transactions to provide price risk management of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum.
Forward sales contracts are used by KACC to effectively fix the price that KACC will receive for its shipments. KACC also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for KACC's anticipated sales, and/or (iii) to permit KACC to realize possible upside price movements. As of September 30, 1998, KACC had sold forward, at fixed prices, approximately 23,400 and 24,000 tons of primary aluminum with respect to 1998 and 1999, respectively. As of September 30, 1998, KACC had also purchased put options to establish a minimum price for approximately 11,250 tons of primary aluminum with respect to 1998 and had entered into option contracts that established a price range for an additional 57,900 and 124,500 tons with respect to 1998 and 1999, respectively. Additionally, at September 30, 1998, KACC also held fixed price purchase contracts for 16,100 tons of primary aluminum with respect to 1998.

          As of September 30, 1998, KACC had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 1998, 1999 and 2000 at prices indexed to future prices of primary aluminum.

          Energy
          KACC is exposed to energy price risk from fluctuating prices for fuel oil, diesel fuel, and natural gas consumed in the production process. Accordingly, KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of September 30, 1998, KACC had a combination of fixed price purchase and option contracts for the purchase of approximately 45,000 MMBtu of natural gas per day during the remainder of 1998. As of September 30, 1998, KACC also held a combination of fixed price purchase and option contracts for an average of 232,000 and 245,000 barrels per month of fuel oil and diesel fuel for 1998 and 1999, respectively.

          Foreign Currency
          KACC enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At September 30, 1998, KACC had net forward foreign exchange contracts totaling approximately $168.8 million for the purchase of 246.6 million Australian dollars from October 1998 through December 2000, in respect of its commitments for 1998 through 2000 expenditures denominated in Australian dollars.

8.        SUPPLEMENTAL CASH FLOW INFORMATION


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    --------------------------
                                                         1998          1997
                                                    ------------  ------------
Supplemental disclosure of cash flow information
     (in millions):
     Interest paid, net of capitalized interest     $      171.5  $      164.0
     Income taxes paid                                      12.7          15.2
     Capital spending excluded from investing
          activities                                          -           10.3


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item are defined in the "Glossary of Defined Terms" contained in Appendix A.

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in several places in this Form 10-Q. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Form 10-Q and the Form 10-K identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

          Recent Events and Developments
          Substantially all of KACC's hourly workforce at the Gramercy, Louisiana, alumina refinery, Mead and Tacoma, Washington, aluminum smelters, Trentwood, Washington, rolling mill, and Newark, Ohio, extrusion facility were covered by a master labor agreement with the USWA which expired on September 30, 1998. Kaiser did not reach a settlement with the USWA prior to the expiration of the master labor agreement, and the USWA chose to strike. Until the strike ends, Kaiser plans to run the facilities using a combination of temporary workers, salaried employees, retirees and others. Based on operating results to date, Kaiser believes that a significant business interruption will not occur. Kaiser will initially experience an adverse impact on its profitability until plant operations and temporary workforce levels are stabilized at the five facilities. Kaiser expects operations at facilities to be stabilized and able to run at, or near, full capacity, if it is deemed appropriate to do so, at a level of profitability approximating pre-strike levels (subject to market conditions) by the end of the fourth quarter of 1998 or during the first
quarter of 1999.   However, no assurances can be given that Kaiser's
efforts to run the plants on a sustained basis without business interruption or material negative impact on its operating results will be successful.

          Kaiser and the USWA are communicating and several meetings have been held; however, no formal schedule for bargaining sessions have been developed as of the date of this report. The objective of Kaiser has been and continues to be to negotiate a fair labor contract that is consistent with its business strategy and the commercial realities of the marketplace.

          Kaiser has previously announced that it temporarily curtailed three out of a total of eleven potlines at its Mead and Tacoma, Washington aluminum smelters at September 30, 1998, as a result of the USWA strike. The curtailed potlines represent approximately 70,000 tons of annual production capacity of 273,000 tons per year at the facilities. Kaiser has also announced that it has begun preparations to restart all three curtailed lines. However, neither the number of potlines nor the actual timing of any such restart has been determined and will be dependent upon market conditions and other factors.

          During 1998, Kaiser's 90%-owned Valco smelter in Ghana reached an agreement with the VRA to receive compensation in lieu of the power necessary to run two potlines that were curtailed during February and April 1998. The compensation is substantially mitigating the financial impact of the curtailment. Valco had previously curtailed one additional potline in
January 1998 for which it received no compensation.   Valco is now
operating only one of its five potlines, as compared to 1997, when Valco operated four potlines. Each of Valco's potlines produces, on average, approximately 40,000 tons of primary aluminum per year. As previously announced, Kaiser has notified the VRA that it believes it had the contractual rights at the beginning of 1998 to sufficient energy to run four and one-half potlines for the balance of the year. Valco continues to seek compensation from the VRA with respect to the January 1998 reduction of its power allocation. Valco and the VRA also are in continuing discussions concerning other matters, including steps that might be taken to reduce the likelihood of power curtailments beyond 1998. No assurances
can be given as to the success of these discussions.   In November 1998,
Valco received notification from the VRA as to the facility's proposed 1999 power allocation. Valco anticipates making a formal response to the VRA's proposal no later than December. While the proposed allocation would enable Valco to operate up to approximately three potlines in 1999, any decisions by Valco to restart any of the currently curtailed potlines will be made only after further discussions with the VRA and after consideration of market and other economic factors.

          Kaiser believes that it has insurance coverage available to recover certain incurred and future environmental costs and is actively pursuing claims in this regard. Through September 30, 1998, no accruals have been made for any such insurance recoveries. However, subsequent to September 30, 1998, KACC determined that recoveries totaling up to approximately $34.0 million are likely to be received during the fourth quarter of 1998 related to current and future claims against certain of its insurers. It is currently estimated that approximately one-fourth to one-third of the recoveries are allocable to previously accrued (expensed) items. The amount ultimately allocated to previously expensed items will be reflected in earnings during the fourth quarter of 1998. No assurances can be given that Kaiser will be successful in other attempts to recover incurred or future costs from other insurers or that the amount of any recoveries received will ultimately be adequate to cover costs incurred.

          Summary
          The following table presents selected operational and financial information for the three and nine months ended september 30, 1998 and 1997. The information presented in the table is in millions of dollars, except shipments and prices, and intracompany shipments have been excluded.


                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                       --------------------------  --------------------------
                                            1998          1997          1998          1997
                                       ------------  ------------  ------------  ------------
Shipments: (1)
     Alumina                                  644.6         579.2       1,721.7       1,457.0
     Aluminum products:
          Primary aluminum                     61.5          86.4         210.3         246.9
          Fabricated aluminum products         97.7         105.2         311.0         299.5
                                       ------------  ------------  ------------  ------------
               Total aluminum products        159.2         191.6         521.3         546.4
                                       ============  ============  ============  ============
Average realized sales price:
     Alumina (per ton)                 $        190  $        200  $        195  $        196
     Primary aluminum (per pound)               .70           .76           .70           .75

Net sales:
     Bauxite and alumina:
          Alumina                      $      122.6  $      115.9  $      336.4  $      285.6
          Other (2) (3)                        24.7          27.1          77.2          80.2
                                       ------------  ------------  ------------  ------------
               Total bauxite and
                    alumina                   147.3         143.0         413.6         365.8
                                       ------------  ------------  ------------  ------------
     Aluminum processing:
          Primary aluminum                     94.6         145.0         326.6         409.5
          Fabricated aluminum products        298.8         341.7       1,008.7         990.6
          Other (3)                              .9           4.4           4.5          12.7
                                       ------------  ------------  ------------  ------------
               Total aluminum
                    processing                394.3         491.1       1,339.8       1,412.8
                                       ------------  ------------  ------------  ------------
                    Total net sales    $      541.6  $      634.1  $    1,753.4  $    1,778.6
                                       ============  ============  ============  ============
Operating income (4)                   $       32.3  $       56.1  $      135.4  $      125.6
                                       ============  ============  ============  ============

Income before income taxes and
     minority interests                $        5.9  $       30.7  $       52.2  $       44.0
                                       ============  ============  ============  ============
Capital expenditures                   $       15.6  $       25.9  $       52.3  $       94.7
                                       ============  ============  ============  ============

---------------

(1) Shipments are expressed in thousands of metric tons. A metric ton is equivalent to 2,204.6 pounds.
(2)  Includes net sales of bauxite.
(3) Includes the portion of net sales attributable to minority interests in consolidated subsidiaries.
(4) Includes a pre-tax charge of $19.7 million related to restructuring of the aluminum operations for the nine months ended September 30, 1997.


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

          During 1997, the AMT price for primary aluminum remained relatively stable in the $.75 to $.80 per pound range through November and then declined during December to the $.70 to $.75 per pound range. After beginning 1998 at approximately $.73, the AMT price for primary aluminum declined to approximately $.69 at the end of March 1998 and further declined to approximately $.63 at the end of September 1998. The AMT price for primary aluminum for the week ended October 30, 1998, was approximately $.62 per pound.

          Net Sales - Bauxite and Alumina
          Net sales of alumina increased by 6% for the quarter ended September 30, 1998, from the comparable period in the prior year, as a result of an 11% increase in alumina shipments, offset by a 5% decrease in average realized prices. For the nine month period ended September 30, 1998, net sales of alumina increased by 18% from the comparable period in the prior year due to a 18% increase in alumina shipments. Increased shipments of alumina in the quarter and nine month period ended September 30, 1998, were due, in part, to reduced intracompany usage of alumina at Valco.

          Net Sales - Aluminum Processing
          Net sales of primary aluminum for the quarter ended September 30, 1998, decreased by 35% from the comparable prior year period as a result of an 8% decrease in average realized prices as well as a 29% decrease in shipments. The decrease in shipments is primarily a result of the Valco potline curtailments described above. Net sales of fabricated aluminum products for the quarter ended September 30, 1998, were down 13% as compared to the prior year period primarily as a result of a 6% decrease in average realized prices as well as a 7% decrease in shipments. The decrease in fabricated aluminum product shipments from the third quarter of 1997 was the result of a reduced demand for engineered products resulting from earlier strikes at two major end users of such products and an inventory destocking among customers of heat-treat general engineering products.

          For the nine month period ended September 30, 1998, net sales for the aluminum processing segment decreased by approximately 5% compared to the same period ended September 30, 1997. Net sales of primary aluminum for the 1998 period declined by 20% from the comparable prior year period as a result of the price and volume factors discussed above. This decline was partially offset on a year-to-date basis by a 2% increase in net sales of fabricated aluminum products. The increase in net sales of fabricated aluminum products on a year-to-date basis was the result of a 4% increase in shipments offset by a 2% decrease in average realized prices. Increased year-over-year shipments reflected increased demand in the first half of the year, particularly for heat treat products.

          Operating Income
          Operating income for the three and nine month periods ended September 30, 1998, decreased by 42% and 7%, respectively, as compared to the comparable prior year periods and after adjusting 1997 results for the impact of a non-recurring $19.7 million restructuring charge. Operating income declined in the quarter and nine month periods ended September 30, 1998, from the comparable prior year periods primarily due to a decline in the average realized prices of alumina, primary aluminum and fabricated aluminum products. Operating income for the 1998 periods was also affected by the increased costs and reduced profitability caused by preparations for the strike discussed above. Reduced shipments of primary aluminum in the third quarter of 1998, as well as on a year-to-date basis, were substantially offset by compensation recorded by Kaiser for two of the three Valco potlines curtailed during 1998. The compensation will be received over a 18-month period which began in July 1998. Operating income for the quarter and nine-month period ended September 30, 1997, included approximately $2.7 million and $7.5 million, respectively, from the settlement of certain issues related to energy service contracts.

     FOREST PRODUCTS OPERATIONS

          The Company's forest products operations are conducted by MGI through its principal operating subsidiaries, Pacific Lumber and Britt. MGI's business is seasonal in that the forest products business generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and nine months ended September 30, 1998 and 1997. The information presented in the table is in millions of dollars except shipments and prices.


                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                           SEPTEMBER 30,               SEPTEMBER 30,
                                    --------------------------  --------------------------
                                         1998          1997          1998          1997
                                    ------------  ------------  ------------  ------------
SHIPMENTS:
     Lumber: (1)
          Redwood upper grades              11.1          12.7          33.2          39.0
          Redwood common grades             63.6          53.9         177.1         178.7
          Douglas-fir upper grades           1.6           3.3           5.1           8.3
          Douglas-fir common grades         11.6          22.5          32.9          59.0
          Other                               .7           4.6           6.4          13.4
                                    ------------  ------------  ------------  ------------
               Total lumber                 88.6          97.0         254.7         298.4
                                    ============  ============  ============  ============
     Logs (2)                                1.8           4.0           3.1          10.6
                                    ============  ============  ============  ============
     Wood chips (3)                         58.8          63.6         139.6         185.9
                                    ============  ============  ============  ============
Average sales price:
     Lumber: (4)
          Redwood upper grades      $      1,453  $      1,537  $      1,486  $      1,427
          Redwood common grades              560           546           540           533
          Douglas-fir upper grades         1,264         1,243         1,275         1,205
          Douglas-fir common grades          376           443           353           473
     Logs (4)                                478           426           452           412
     Wood Chips (5)                           74            73            72            75

Net sales:
     Lumber, net of discount        $       57.9  $       64.1  $      163.7  $      191.8
     Logs                                     .9           1.7           1.4           4.4
     Wood Chips                              4.3           4.7          10.0          13.9
     Cogeneration power                      1.4           1.2           3.2           3.4
     Other                                   1.4           1.1           3.0           3.0
                                    ------------  ------------  ------------  ------------
               Total net sales      $       65.9  $       72.8  $      181.3  $      216.5
                                    ============  ============  ============  ============
Operating income                    $       12.9  $       23.2  $       37.7  $       66.5
                                    ============  ============  ============  ============
Operating cash flow (6)             $       18.8  $       29.4  $       55.0  $       85.9
                                    ============  ============  ============  ============
Income (loss) before income taxes   $       (8.1) $        7.3  $      (15.0) $       17.1
                                    ============  ============  ============  ============
Capital expenditures                $        4.4  $        4.3  $       10.4  $       16.7
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


          Recent Operating Results

          Net sales declined from $72.8 million and $216.5 million for the three and nine months ended September 30, 1997, respectively, to $65.9 million and $181.3 million for the comparable periods of 1998 primarily due to lower shipments of lumber, logs and wood chips. The decline in shipments which occurred during the first six months of the 1998 period was principally due to well-above-normal rainfall which reduced demand for lumber products and severely limited the availability of rail transportation. The increased rainfall, combined with additional restrictions on Pacific Lumber's wet weather operations pursuant to the terms of the Stipulation and the applicability of logging restrictions during the nesting seasons for both the northern spotted owl and the marbled murrelet, also impeded Pacific Lumber's ability to transport logs to its mills and hindered logging operations, thereby reducing the volume of logs available for the production of lumber products. Revenues for the three months ended September 30, 1998 were primarily affected by a reduction in the volume of logs harvested and converted into lumber products. Pacific Lumber's reduced harvest level during the third quarter of 1998 was due in substantial part to the absence of a sufficient number of available THPs to enable it to conduct its operations at levels consistent with those in the comparable period of 1997. The diminished supply of available THPs was attributable to a reduced volume of approved THPs during the third quarter of 1998 as well as regulatory and judicial restrictions imposed upon harvesting activities in areas covered by previously approved THPs. See "--Trends." These difficulties in harvesting and transporting logs affected the types of logs available for the mills and Pacific Lumber's ability to produce a desirable mix of lumber products which in turn adversely affected sales.

          The reduced number of approved THPs was, and continues to be, attributable to several factors, including a significantly reduced level of thps submitted by Pacific Lumber to the CDF during the first nine months of 1998 due to (a) the extensive amount of time devoted by Pacific Lumber's foresters, wildlife and fisheries biologists and other personnel to (i) amending a significant number of previously submitted THPs to incorporate various new requirements which Pacific Lumber agreed to as part of the Pre-Permit Agreement, (ii) preparing the Combined Plan and all the related data, (iii) responding to comments received from various federal and state governmental agencies with respect to its filed THPs in light of the new and more stringent requirements that Pacific Lumber agreed to observe pursuant to the Pre-Permit Agreement and (iv) assisting with responding to newly filed litigation involving certain approved THPs (see Part II.
Item 1. "Legal Proceedings") and (b) implementation of a provision contained in the Pre-Permit Agreement which requires, for the first time, a licensed geologist to review virtually all of Pacific Lumber's THPs prior to submission to the CDF. Pacific Lumber has also experienced an unexpected significantly slower rate of review and approval with respect to its filed THPs due, in large part, to the issues that have emerged in applying the requirements embodied in the Pre-Permit Agreement to Pacific Lumber's THPs, certain of which requirements impose new forestry practices that apply solely to Pacific Lumber's operations. As a result of the factors discussed above, Pacific Lumber had a severely diminished inventory of approved THPs at November 1, 1998 which is limiting Pacific Lumber's ability to conduct harvesting operations. Pacific Lumber believes that its harvesting levels during the fourth quarter of 1998 will be significantly below that of the fourth quarter of 1997 which would in turn have an adverse impact on lumber production and shipments.

          Pacific Lumber has released a draft of the Combined Plan for public review and comment, and therefore believes that it has completed most of its work in connection with preparation of the Combined Plan; however, additional work will be required as a result of completion of the public review and comment process for the Combined Plan and as a result of the California Headwaters Bill. Pacific Lumber has also retained several geologists, and believes it has made progress with the various state and federal government agencies in resolving issues regarding the application of the requirements of the Pre-Permit Agreement to Pacific Lumber's filed THPs. Accordingly, Pacific Lumber believes that it will be able to increase its rate of THP submissions during the first half of 1999. In addition, if the Combined Plan and the Permits are approved, Pacific Lumber expects to experience a more streamlined THP process, which should result in an increased volume of approved THPs. However, there can be no assurance that Pacific Lumber will not continue to experience difficulties in submitting and receiving approvals of its THPs similar to those difficulties it has been experiencing.

          Pacific Lumber expects that its cash flow from operations, together with other available sources of funds, will be sufficient to fund its working capital, capital expenditures and required debt service obligations for the next year. However, cash flows from operations may be adversely affected if Pacific Lumber continues to experience difficulties in the THP submission and approval process, additional judicial or regulatory restrictions are imposed on Pacific Lumber's harvesting activities, inclement weather conditions hamper harvesting operations or the Combined Plan is not approved or is not acceptable to Pacific Lumber.

          See "--Financial Conditions and Investing Activities."

          Net Sales
          Net sales decreased from $72.8 million to $65.9 million for the quarters ended September 30, 1997 and 1998, respectively, due to lower shipments of redwood upper grade lumber and Douglas-fir upper and common grade lumber. Third quarter lumber shipments were lower primarily as a result of the factors described above. Lumber shipments also were adversely affected by a general oversupply in the market for Douglas-fir common grade lumber. Net sales declined from $216.5 million in the first nine months of 1997 to $181.3 million for the first nine months of 1998 primarily due to lower shipments of lumber, logs and wood chips which was the result of the factors described above.

          Operating income
          Operating income for the three and nine months ended September 30, 1998 decreased from the comparable prior year periods primarily due to the decrease in net sales discussed above. In addition, cost of sales for the three months ended September 30, 1998 increased by 10% over the comparable prior year period due to an increase in logging costs. This impact was partially offset by a decrease in depletion expense as a result of the decline in volumes discussed above for the three and nine months ended September 30, 1998 from the comparable prior year periods, and a decrease in logging costs for the nine months ended September 30, 1998 from the prior year period.

          Income (loss) before income taxes and minority interests
          Income before income taxes for the three and nine months ended September 30, 1998 decreased from the comparable 1997 periods, primarily due to the decrease in operating income discussed above. Results for both 1998 periods were also affected by a decrease in investment income from marketable securities.

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


                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                          --------------------------  --------------------------
                                               1998          1997          1998          1997
                                          ------------  ------------  ------------  ------------
                                                          (IN MILLIONS OF DOLLARS
Net sales:
     Real estate                          $       15.2  $       14.0  $       41.0  $       36.0
     SHRP, Ltd.                                    6.1           5.1          16.7          15.6
                                          ------------  ------------  ------------  ------------
          Total net sales                 $       21.3  $       19.1  $       57.7  $       51.6
                                          ============  ============  ============  ============

Operating income (loss):
     Real estate                          $       (0.9) $        0.3  $       (0.7) $       (1.0)
     SHRP, Ltd.                                      -          (0.7)          0.6          (0.8)
                                          ------------  ------------  ------------  ------------
          Total operating loss            $       (0.9) $       (0.4) $       (0.1) $       (1.8)
                                          ============  ============  ============  ============
Income before income taxes and minority
     interests:
     Real estate                          $        1.2  $        5.8  $       11.8  $        9.0
     SHRP, Ltd.                                   (0.6)         (1.5)         (1.4)         (2.9)
                                          ------------  ------------  ------------  ------------
          Total income before income
               taxes and minority
               interests                  $        0.6  $        4.3  $       10.4  $        6.1
                                          ============  ============  ============  ============



          Net sales
          Net sales for the quarter and nine months ended September 30, 1998 increased from the same prior year periods primarily due to higher revenue from SHRP, Ltd. and increased revenues from the Company's real estate development projects offset by a decline in revenues from commercial operations reflecting dispositions of assets from the RTC Portfolio.

          Operating loss
          Real estate and other operations had a higher operating loss for the quarter ended September 30, 1998 as compared to the same period in 1997 resulting in part from estimated losses from hurricane damage at the Company's Palmas del Mar project in Puerto Rico. The estimated losses from hurricane damage are primarily due to deductibles related to insurance coverages. The decrease in operating loss for the year-to-date period of 1998, as compared to the same period in 1997, was the result of higher net sales discussed above, offset by the decline in operating income from commercial operations reflecting dispositions of RTC Portfolio assets and estimated losses from hurricane damage.

          Income before income taxes and minority interests
          Income before income taxes and minority interests for the quarter ended September 30, 1998 decreased when compared to the same period in 1997 due to gains from RTC Portfolio sales in 1997 and the higher operating loss discussed above. Income before income taxes and minority interests for the nine months ended September 30, 1998 increased from the comparable period of 1997 due to an increase in income from the Sunridge Canyon joint venture and a gain from the sale of the resort operations at the Company's Waterwood development project, and the lower operating loss discussed above.

     OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                          --------------------------  --------------------------
                                               1998          1997          1998          1997
                                          ------------  ------------  ------------  ------------
                                                          (IN MILLIONS OF DOLLARS)
Operating loss                            $       (3.9) $       (5.0) $      (10.3) $      (14.7)
Loss before income taxes and
     minority interests                           (7.5)         (6.4)        (19.0)        (19.4)


          Operating loss
          The operating losses represent corporate general and administrative expenses that are not allocated to the Company's industry segments. The operating loss for the quarter ended September 30, 1998 decreased from the comparable prior year period due to compensation related accruals made in 1997. The operating loss for the nine months ended September 30, 1998 decreased from the same periods in 1997 due to lower accruals for certain legal contingencies.

          Loss before income taxes and minority interests
          The loss before income taxes and minority interests includes operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, which are not attributable to the Company's industry segments. The loss for the third quarter ended September 30, 1998 increased from the same period in 1997 primarily due to lower interest and other income from cash equivalents and marketable securities. The loss for the nine months ended September 30, 1998 was nearly unchanged when compared to the loss for the same period in 1997 as the lower operating loss discussed above was offset by lower earnings from cash equivalents and marketable securities and higher interest expense.

          Credit for income taxes
          Results for the quarter and nine month period ended September 30, 1998, include a non-recurring, favorable $8.3 million non-cash tax benefit resulting from the resolution of certain matters. Results for the nine month period ended September 30, 1997 include a non-recurring, non-cash tax benefit of $32.1 million relating to settlement of certain matters.

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

          The various credit instruments of Kaiser, MGHI, Pacific Lumber and Scotia LLC contain various covenants which, among other things, limit the ability of such entities to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. As of September 30, 1998, no dividends could be paid by MGHI. Pursuant to the terms of the KACC Credit Agreement, Kaiser is prohibited from paying any dividends with respect to its common stock. On October 30, 1998, the MCOP Credit Agreement was replaced by a new credit facility for $14.0 million. The most restrictive covenants governing debt of the Company's real estate and other subsidiaries would not restrict payment to the Company of all nonrestricted cash and unused borrowing availability for such subsidiaries (approximately $8.2 million could be paid as of November 13, 1998).

           In October 1998, the Company drew down $16.0 million under the Custodial Trust Agreement, and the borrowing converted to a term loan maturing on October 21, 1999 as provided under the terms of the agreement. The loan is secured by 7,915,000 shares of Kaiser common stock.

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

          As of September 30, 1998, the Company (excluding its subsidiaries) had cash and marketable securities of approximately $27.8 million. The Company believes that its existing resources, together with the cash available from subsidiaries and other sources of financing, will be sufficient to fund its working capital requirements for the next year. With respect to its long-term liquidity, the Company believes that its existing cash and cash resources, together with the cash proceeds from the sale of assets and distributions from its subsidiaries should be sufficient to meet its working capital requirements. However, there can be no assurance that the Company's cash resources, together with the cash proceeds from the sale of assets, distributions from its subsidiaries and other sources of financing, will be sufficient for such purposes. Any substantially adverse outcome of the litigation described in Note 6 to the Consolidated Financial Statements could materially adversely affect the Company's consolidated financial position, results of operations or liquidity. See Note 6 to the Consolidated Financial Statements for a discussion of the Company's material contingencies.

          During the nine months ended September 30, 1998, the Company purchased an additional amount of the SHRP Notes and the corresponding equity interest in SHRP Equity, Inc. for $10.6 million, thereby increasing the Company's ownership in SHRP, Ltd. to 98.2%.

     ALUMINUM OPERATIONS

          At September 30, 1998, Kaiser had long-term debt of $964.5 million, compared with $971.7 million at December 31, 1997.

          At September 30, 1998, $274.1 million (of which $74.1 million could have been used for letters of credit) was available to KACC under the KACC Credit Agreement and no amounts were outstanding under the revolving credit facility. Loans under the KACC Credit Agreement bear interest at a spread (which varies based on the results of a financial test) over either a base rate or LIBOR, at Kaiser's option. During the nine months ended September 30, 1998, the average per annum interest rates on loans outstanding under the KACC Credit Agreement were approximately 9%.

          Kaiser has an effective shelf registration statement covering the offering from time to time of up to $150.0 million of equity securities.

          Kaiser's capital expenditures during the nine months ended September 30, 1998, were $52.3 million, and were used primarily to improve production efficiency, reduce operating costs, expand capacity at existing facilities, and construct new facilities. Total capital expenditures (of which approximately 8% is expected to be funded by Kaiser's minority partners in certain foreign joint ventures) are expected to be between $75.0 and $125.0 million per annum in each of 1998 through 2000.

          During 1998, the Micromill(TM) facility commenced shipments of products to customers, but the amount of such shipments has been minimal. Additional product trials for international and domestic customers were conducted in the third quarter. However, the Micromill(TM) technology has not yet been fully implemented or commercialized, and there can be no assurance that full implementation or commercialization will be successful. In October 1998, Kaiser temporarily suspended substantially all of its Micromill(TM) commercialization efforts and temporarily transferred the employees of the Micromill(TM) facility to KACC's strike affected plants in the state of Washington in order to supplement the workforce at those locations. Recommencement of the commercialization efforts on the Micromill(TM) technology will depend on when the strike ends, when the employees from the Micromill(TM) facility are no longer needed at the strike affected plants and other economic considerations.

          Management continues to evaluate numerous projects, including the Micromill(TM) technology, all of which require substantial capital in both the United States and overseas.

          Kaiser believes that its existing cash resources, together with cash flow from operations and borrowings under the KACC Credit Agreement, will be sufficient to satisfy its working capital and capital expenditure requirements for the next year. With respect to its long-term liquidity, Kaiser believes that operating cash flow, together with its expected ability to obtain both short- and long-term financing, should provide sufficient funds to meet its long-term working capital and capital expenditure requirements.

     FOREST PRODUCTS OPERATIONS

          As discussed further in Note 4 to the Consolidated Financial Statements, on July 20, 1998, Scotia LLC issued $867.2 million aggregate principal amount of Timber Notes. Proceeds from the offering of the Timber Notes were used primarily to prepay the Old Timber Notes and redeem the Pacific Lumber Senior Notes and the MGI Notes effective August 19, 1998.
In addition to principal payments, proceeds from the issuance of the Timber Notes were used to pay redemption premiums and financing costs, and provided $25 million for timberland acquisitions.

          As of September 30, 1998, $34.1 million of borrowings was available under the Pacific Lumber Credit Agreement, of which $5.6 million was available for letters of credit and $20.6 million was restricted to timberland acquisitions. As of September 30, 1998 no borrowings were outstanding and letters of credit outstanding amounted to $14.4 million.
At November 13, 1998, Pacific Lumber had borrowings outstanding of $5.0 million. The Pacific Lumber Credit Agreement expires on November 30, 1998; however, Pacific Lumber and the existing bank have executed a term sheet setting forth the basic terms of a new three-year credit facility. The new facility would allow borrowings up to $60 million, all of which may be used for revolving borrowings, $20 million of which may be used for standby letters of credit and $30 million of which may be used for timberland acquisitions. Borrowings would be secured by all of Pacific Lumber's domestic accounts receivable and inventory. Borrowings for timberland acquisitions would also be secured by the acquired timberlands and prior to maturity of the facility would be repaid annually from 50% of Pacific Lumber's cash flow (as defined). The remaining 50% of cash flow would be available for dividends. Upon maturity of the facility, all outstanding borrowings under the credit facility would convert to a term loan repayable over four years.

          MGI and its subsidiaries anticipate that cash from operations, together with existing cash, cash equivalents, marketable securities and available sources of financing, will be sufficient to fund their working capital and capital expenditure requirements for the next year. However, cash flows from operations may be adversely affected if Pacific Lumber continues to experience difficulties in the THP submission and approval process, additional judicial or regulatory restrictions are imposed on Pacific Lumber's harvesting activities, inclement weather conditions hamper harvesting operations or the Combined Plan is not approved or is not acceptable to Pacific Lumber. With respect to their long-term liquidity, MGI and its subsidiaries believe that their existing cash and cash equivalents, together with their ability to generate sufficient levels of cash from operations and their ability to obtain both short and long-term financing, should provide sufficient funds to meet their working capital and capital expenditure requirements. However, due to their highly leveraged condition, MGI and its subsidiaries (and in turn MGHI) are more sensitive than less leveraged companies to factors affecting their operations, including litigation and governmental regulation affecting their timber harvesting practices (see "--Trends" below), increased competition from other lumber producers or alternative building products and general economic conditions.

     REAL ESTATE AND OTHER OPERATIONS

          The Company's real estate and other subsidiaries obtained a $14.0 million replacement credit facility for the MCOP Credit Agreement on October 30, 1998. As of November 13, 1998, the Company's real estate and other subsidiaries had approximately $8.2 million available for use under the new credit facility. The Company believes that the existing cash and credit facilities of its real estate and other subsidiaries are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing, should provide sufficient funds to meet their working capital and capital expenditure requirements.

TRENDS

     FOREST PRODUCTS OPERATIONS

          Pacific Lumber's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations plays a significant role in Pacific Lumber's business. While compliance with such laws, regulations and judicial and administrative interpretations, and related litigation have increased the costs of Pacific Lumber, they have not historically had a significant adverse effect on the Company's financial position, results of operations or liquidity, although Pacific Lumber's recent results of operations have been adversely affected by the absence of a sufficient number of available THPs to enable it to conduct its operations at historic levels. These laws and related administrative actions and legal challenges have also severely restricted the ability of Pacific Lumber to harvest virgin old growth timber and, to a lesser extent, residual old growth timber on its timberlands. On August 12, 1998, the EPIC lawsuit was filed by two environmental groups against Pacific Lumber, Scotia Pacific and Salmon Creek under which the environmental groups allege that certain violations of the ESA have resulted from logging activities on Pacific Lumber's timberlands and seek to prevent the defendants from carrying out any harvesting activities until certain purported intra-agency wildlife consultation requirements under the ESA are satisfied in connection with the Combined Plan (see below). Pacific Lumber is uncertain what impact the EPIC lawsuit will have upon its operations and financial results but it is possible that other approved timber harvesting activities on Pacific Lumber's timberlands could be severely restricted (and revenues potentially significantly adversely affected) until such time as the consultation requirements are satisfied. Pacific Lumber is vigorously defending this matter and is devoting resources toward facilitating completion of the consultation requirements as soon as practicable.

          On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provides the framework for the acquisition by the United States and California of the Headwaters Timberlands. A substantial portion of the Headwaters Timberlands contains virgin old growth timber. Approximately 4,900 of these acres are owned by Salmon Creek, with the remaining acreage being owned by Scotia LLC (Pacific Lumber owning the timber and related timber harvesting rights on this acreage). The Headwaters Timberlands would be transferred in exchange for (a) cash or other consideration from the United States and California having an aggregate fair market value of $300 million, and (b) approximately 7,700 acres of timberlands to be acquired from a third party. As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Timberlands to conduct any logging or salvage operations. Closing of the Headwaters Agreement is subject to various conditions, including obtaining federal and California funding, approval of an SYP, approval of a Multi-Species HCP and issuance of the Permits, acquisition of the third party timberlands and the issuance of certain tax agreements satisfactory to the Pacific Lumber Parties.

          In November 1997, President Clinton signed an appropriations bill which authorizes the expenditure of $250 million of federal funds towards consummation of the Headwaters Agreement. These funds remain available until March 1, 1999, and their availability is subject to, among other things, contribution by California of its $130 million portion of funding
for the Headwaters Agreement.   In September 1998, California Governor
Wilson signed the California Headwaters Bill, which among other things, appropriated California's $130 million portion of the funding required to consummate the Headwaters Agreement. The state funds remain available until June 30, 1999. The bill also contains an additional appropriation available from July 1, 1999 until June 30, 2000 authorizing the expenditure of up to $80 million toward acquisition at fair market value of the Owl Creek grove from Scotia LLC. If any portion of the $80 million remains after purchase of the Owl Creek grove, it may be used to purchase certain other timberlands. An additional $20 million was appropriated under the bill toward purchase of a forest grove referred to as "Grizzly Creek" from Pacific Lumber at fair market value. The Combined Plan (see below) would have allowed the harvesting over time of either the Owl Creek grove or Grizzly Creek grove. The Scheduled Amortization schedule for the Timber Notes assumed that the Owl Creek grove would be harvested over time; however, a provision of the California Headwaters Bill designates the Owl Creek grove as a conservation area for the marbled murrelet, which would have the effect of restricting the activities which could be conducted in the grove. Pacific Lumber estimates that the Owl Creek grove constitutes approximately 2% of the aggregate Mbfe contained in the timber owned by Scotia LLC. It is uncertain whether the Owl Creek grove will ultimately be sold to the state of California. Furthermore, Scotia LLC could arrange to exchange the Owl Creek grove for other timberlands pursuant to the substitute collateral provisions of the Timber Notes Indenture. Were the Owl Creek grove to be sold to the state of California, Scotia LLC would be required to recognize Deemed Production (as defined in the Timber Notes Indenture) with respect to the Mbfe contained within the grove, which could result in significant prepayments (and related prepayment premiums) which might be offset by a reduction in the required amortization in later years attributable to not having any actual harvest from the Owl Creek grove.

          The California Headwaters Bill contains provisions requiring the inclusion of additional environmentally focused provisions in the final version of the Multi-Species HCP, including establishing wider interim streamside "no-cut" buffers (while the watershed assessment process referred to below is being completed) than provided for in the Combined Plan, obligating Pacific Lumber and the government agencies to establish a schedule that results in completion of the watershed assessment process within five years (on a watershed by watershed basis), imposing minimum and maximum "no-cut" buffers upon the watershed assessment process and designating the Company's Owl Creek grove as a marbled murrelet conservation area. The California Headwaters Bill also provides that the SYP shall be subject to the foregoing provisions.

          With respect to the SYP, Pacific Lumber has proposed an LTSY which is approximately 10% less than Pacific Lumber's average timber harvest over the last three calendar years. If the SYP is approved by the CDF, Pacific Lumber will have complied with certain BOF regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level. The SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that Pacific Lumber's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. The SYP is expected to be valid for ten years, although it would be subject to review after five years. Thereafter, revised SYPs would be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

          In July 1998, the proposed Combined Plan was made available to the public for review and comment. The proposed Multi-Species HCP and related Permits would have a term of 50 years, and would, among other things, limit the activities which could be conducted by Pacific Lumber in various forest groves to those which would not be detrimental to marbled murrelet habitat. Under the Multi-Species HCP and the California Headwaters Bill, these groves aggregate approximately 8,500 acres and consist of substantial quantities of virgin and residual old growth redwood and Douglas-fir timber. The Combined Plan and a draft EIR/EIS analyzing the Headwaters Agreement were released and made available for public review and comment in July 1998 and early October 1998, respectively. The public review and comment periods for the Combined Plan and the draft EIR/EIS closed on November 16, 1998.

          The Company believes that submission of the proposed Combined Plan and the draft EIR/EIS for public review and comment and passage of the California Headwaters Bill are favorable developments that enhance the prospects for consummation of the Headwaters Agreement and the issuance of the Permits. However, certain provisions of the California Headwaters Bill, including its provisions relating to the watershed assessment process, are required to be included in the final version of the Combined Plan. In addition, discussions are expected to occur with regulatory agencies following the conclusion of the public review and comment periods referred to above, which discussions are expected to result in proposed amendments to the Combined Plan. The provisions of the California Headwaters Bill impose, and the potential proposed amendments could impose, more stringent harvesting requirements and reduce the amount of timber that Pacific Lumber will be permitted to harvest as contemplated by the SYP in its current form. Inasmuch as approval of the Multi-Species HCP and the SYP are conditions to the consummation of the Headwaters Agreement and certain modifications proposed by the regulatory agencies may not be acceptable to Pacific Lumber, any such proposed modifications could also affect the consummation of the Headwaters Agreement. Accordingly, while the parties are working diligently to complete the closing conditions contained in the Headwaters Agreement, there can be no assurance that the Multi-Species HCP and the SYP will be approved, that the Permits will be issued or that the Headwaters Agreement will be consummated. If the Headwaters Agreement is not consummated and Pacific Lumber is unable to harvest or is severely limited in harvesting on various of its timberlands, it intends to continue and/or expand its takings litigation seeking just compensation from the appropriate government agencies on the grounds that such restrictions constitute an uncompensated governmental taking of private property for public use.

          Several species, including the northern spotted owl, the marbled murrelet and the coho salmon, have been listed as endangered or threatened under the ESA and/or the CESA. Pacific Lumber has developed federal and state ("no-take") northern spotted owl management plans which permit harvesting activities to be conducted so long as Pacific Lumber adheres to certain measures designed to protect the northern spotted owl. The potential impact of the listings of the marbled murrelet and the coho salmon is more uncertain. If the Multi-Species HCP is approved, Pacific Lumber would be issued the Permits, which would allow limited incidental "take" of listed species so long as there was no "jeopardy" to the continued existence of such species, and the Multi-Species HCP would identify the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The Multi-Species HCP would not only provide for Pacific Lumber's compliance with habitat requirements for currently listed species, it should also provide greater certainty and protection for Pacific Lumber with regard to identified species that may be listed in the future.

          Lawsuits are pending or threatened which seek to prevent Pacific Lumber from implementing certain of its approved THPs or other operations. While challenges with respect to Pacific Lumber's young growth timber have historically been limited, on January 26, 1998, the Coho lawsuit was filed against Pacific Lumber, Scotia Pacific and Salmon Creek. This action alleges, among other things, violations of the ESA and claims that defendants' logging operations in five watersheds have contributed to the "take" of the coho salmon. The plaintiffs seek, among other things, to enjoin timber harvesting on the THPs and acreage identified, and to require Pacific Lumber to restore coho habitat allegedly harmed by adverse cumulative effects of past (approved) timber harvesting. Pacific Lumber has also received notice of additional threatened actions with respect to the coho salmon. Pacific Lumber is unable to predict the outcome of this case or its ultimate impact on its financial condition or results of operations or the ability to harvest timber on its THPs. While the Company expects environmentally focused objections and lawsuits to continue, it believes that the Combined Plan should enhance its position in connection with these challenges. The Company also believes that the Combined Plan should expedite the preparation and facilitate approval of Pacific Lumber's THPs, although there can be no assurance that Pacific Lumber will not face difficulties in the THP submission and approval process similar to those it has been experiencing. See "--Results of Operations--Forest Products Operations--Recent Operating Results."

          In the event that the final Combined Plan is not approved or is not acceptable to Pacific Lumber, Pacific Lumber will not enjoy the benefits of a more streamlined THP preparation and review process. Furthermore, it is impossible for the Company to determine the potential adverse effect of (i) the listings of the marbled murrelet and coho salmon if the Combined Plan is not approved or is not acceptable to Pacific Lumber, or (ii) the EPA's potential regulations regarding water quality on the Company's financial position, results of operations or liquidity until such time as the various regulatory and legal issues are resolved; however, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on significant amounts of its timberlands, such effect could be materially adverse to the Company.

YEAR 2000

          The Company utilizes software and related technologies throughout its business that will be affected by the date change to the year 2000. There may also be technology embedded in certain of the equipment owned or used by the Company that is susceptible to the year 2000 date change as well. Each of the Company's segments have implemented programs to assess the impact of the year 2000 date change. Year 2000 progress and readiness has also been the subject of the Company's normal, recurring internal audit function.

          Kaiser has implemented a company-wide program to coordinate the year 2000 efforts of its individual business units and to track their progress. The intent of the program is to make sure that critical items are identified on a sufficiently timely basis to assure that the necessary resources can be committed to address any material risk areas that could prevent its systems and assets from being able to meet Kaiser's business
needs and objectives.   Each of Kaiser's business units has developed, or
is completing, year 2000 plans specifically tailored to their individual situations. A wide range of solutions are being implemented, including modifying existing systems and, in limited cases where it is cost effective, purchasing new systems. Spending related to these projects, which began in 1997 and is expected to continue through 1999, is currently estimated to be in the $10-15 million range. System modification costs are being expensed as incurred. Costs associated with new systems are being capitalized and will be amortized over the life of the product. Kaiser has established an internal goal of having all necessary system changes in place and tested by mid-year 1999. Kaiser plans to commit the necessary resources to meet this deadline.

          In addition to addressing Kaiser's internal systems, its company-wide program involves identification of key suppliers, customers, and other third party relationships that could be impacted by year 2000 issues. A general survey has been conducted of Kaiser's supplier base. Direct contact has been made, or is in progress, with parties which are deemed to be critical including financial institutions, power suppliers and customers, with which Kaiser has a material relationship.

          Each business unit, including the corporate group, is developing a contingency plan covering the steps that would be taken if a year 2000 problem were to occur despite Kaiser's best efforts to identify and remedy all critical at-risk items. Each contingency plan will address, among other things, matters such as alternative suppliers for critical inputs, incremental standby labor requirements at the millennium to address any problems as they occur, and backup processing capabilities for critical equipment or processes. The goal of the contingency plans will be to minimize any business interruptions and the associated financial implications.

          MGI has established a team to address the potential impacts of the year 2000 on each of its critical business functions. The team has substantially completed its assessment of MGI's critical information technology and embedded technology, including its geographic information system and the equipment and systems used in its operating sawmills and cogeneration plant, and is now in the process of making the required modifications for these systems to be year 2000 compliant. The modification costs are expected to be immaterial, costing less than $100,000, and are expected to be completed by mid-year 1999. In most cases testing of the modifications will also be completed by such time. System modification costs are being expensed as incurred. Costs associated with new systems are being capitalized and will be amortized over the life of the product.

          In addition to addressing MGI's internal systems, the team is in the process of identifying key vendors that could be impacted by year 2000 issues and surveys are being conducted regarding their compliance effort. Management expects to evaluate the responses to the surveys over the next several months and will make direct contact with parties which are deemed to be critical.

          The Company's real estate segment has substantially completed the process of evaluating its information technology systems, and has either completed the modifications to make these systems compliant or expects to complete the required modifications by the end of 1998. The costs are not material. Other assets with embedded technology are not significant to the business operations of this segment. Several financial institutions provide various services to this segment which are critical to its business operations, and inquiries as to the status of their year 2000 compliance evaluations are in the process of being conducted.

          SHRP, Ltd. is currently in the process of assessing both its information technology systems and its embedded technology in order to determine that they are, or will be, year 2000 compliant. Management has already determined that its financial data processing hardware and software are compliant and is presently working with certain key third parties and support groups of its embedded technology to ensure that they are taking appropriate measures to assure compliance. SHRP, Ltd. believes that the total cost to make these systems year 2000 compliant will not exceed $100,000. The most significant area still being evaluated pertains to certain key third parties, in particular, the firm that provides its totalisator services to it and others in the horse racing industry. These data processing services are required in order for SHRP, Ltd. to conduct pari-mutuel wagering in the state of Texas. Management, as well as the thoroughbred racing industry's association, has received assurances that such systems will be compliant by the third quarter of 1999. Management is evaluating other third party providers of these and other services and equipment in the event that any such vendors can not provide assurance of year 2000 compatibility in sufficient time to effect a change.

          While the Company believes that its program is sufficient to identify the critical issues and associated costs necessary to address possible year 2000 problems in a timely manner, there can be no assurance that the program, or underlying steps implemented, will be successful in resolving all such issues prior to the year 2000. If the steps taken by the Company (or critical third parties) are not made in a timely manner, or are not successful in identifying and remedying all significant year 2000 issues, business interruptions or delays could occur and could have a material adverse impact on the Company's results and financial condition. However, based on the information the Company has gathered to date and its expectations of remedying problems encountered, the Company believes that it will not experience significant business interruptions that would have a material impact on its results or financial condition.

                        PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

MAXXAM INC. LITIGATION

          With respect to the Rockwell matter described in the Form 10-K, on November 4, 1998, an agreement in principle was reached to settle for a $3.2 million payment by the Company. Final settlement and dismissal documents are being prepared.

          With respect to the OTS action described in the Form 10-K, the hearing adjourned for a second time on October 16, 1998 after the OTS concluded the chief portion of its case. The hearing is scheduled to recommence on February 9, 1999, at which time the respondents will present their case. The hearing is expected to conclude in April 1999.

KAISER LITIGATION

          With respect to the United States of America v. Kaiser Aluminum & Chemical Corporation lawsuit described in the Form 10-K, on August 28, 1998, a Certificate of Completion was filed with the United States District Court for the Eastern District of Washington, evidencing completion of a program of plant improvements and operational changes at KACC's Trentwood, Washington, facility, and the attainment and maintenance of furnace compliance with the capacity standard in the Washington State Implementation Plan. Thirty days thereafter, the Consent Decree between KACC and the United States Environmental Protection Agency was terminated.

          With respect to the Hammons v. Alcan Aluminum Corp. et al lawsuit described in the Form 10-K, on May 4, 1998, the United States Court of Appeals for the Ninth Circuit denied the plaintiff's petition for a rehearing en banc. On August 12, 1998, the plaintiff filed a petition with the Supreme Court of the United States for a writ of certiorari, which petition was denied on October 19, 1998.

PACIFIC LUMBER LITIGATION

          On August 12, 1998, the EPIC lawsuit was filed against Pacific Lumber, Scotia Pacific and Salmon Creek in the United States District Court for the Northern District of California. The action relates to a number of Pacific Lumber's THPs. The plaintiffs allege that certain procedural violations of the ESA have resulted from defendants' logging activities on Pacific Lumber's timberlands and seek to prevent the defendants from carrying out any harvesting activities until certain purported intra-agency wildlife consultation requirements under the ESA are satisfied in connection with the Combined Plan. See Part I. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Trends." On September 3, 1998, the Court granted plaintiffs' motion for preliminary injunction covering three THPs (consisting principally of old growth Douglas-fir timber). Following evidentiary hearings, which concluded on October 22, 1998, the Court requested additional briefing which was filed on November 9, 1998. The preliminary injunction remains in effect pending the Court's review of the evidence and the additional briefs. Pacific Lumber is uncertain what impact this matter will have upon its operations and financial results, but were the Court to reaffirm the preliminary injunction after consideration of the evidence and additional briefs, it is possible that other approved timber harvesting activities on Pacific Lumber's timberlands could be severely restricted (and revenues potentially significantly adversely affected) until such time as the consultation requirements are satisfied. Pacific Lumber is vigorously defending this matter and is devoting resources toward facilitating completion of the consultation requirements as soon as practicable.

          With respect to the Coho lawsuit described in the Form 10-K, on July 31, 1998, plaintiffs amended their complaint to include certain additional THPs and are seeking to require defendants to restore coho habitat allegedly harmed by adverse cumulative effects of past (approved) timber harvesting. On November 2, 1998, the Court heard argument and took under submission defendants' motion for summary judgment challenging plaintiffs standing to bring this action. Pacific Lumber has also received notice of additional threatened actions with respect to the coho salmon.

          Pacific Lumber is also subject to certain other pending THP cases which would not be expected to have a material adverse effect upon Pacific Lumber; however, due to the diminished supply of THPs currently held by Pacific Lumber, the issuance of injunctive or similar relief in certain of these cases could exacerbate the difficulties that Pacific Lumber has been experiencing with respect to the conduct of harvesting operations. See
Part I. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Result of Operations--Forest Products Operations--Recent Operating Results."

          On May 27, 1998, an action entitled Mateel Environmental Justice Foundation v. Pacific Lumber, et al. (No. DR980301) was brought and is now pending in the Superior Court of Humboldt County against MGI, Scotia Pacific, Pacific Lumber and Salmon Creek. This action alleges, among other things, violations of California's unfair competition law of the business and professions code based on citations and violations (primarily water quality related) issued against certain defendants since 1994 in connection with a substantial number of THPs. The plaintiff seeks, among other things, an injunction prohibiting alleged unlawful actions and requiring corrective action, disgorgement of profits, appointment of a receiver to ensure compliance with the law and any judgment, and financial security with respect to future THPs to ensure full compliance with the California Forest Practice Act. The Company does not believe that this matter will have a material adverse effect upon its business or financial condition.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

A.        EXHIBITS:

          *4.1 Loan Agreement, dated as of October 27, 1998, among Southwest Bank of Texas, N.A., MCO Properties Inc., MCO Properties L.P., Horizon Corporation and Horizon Properties Corporation

          10.1 Employment Agreement between KACC and John T. La Duc made effective for the period from January 1, 1998 to December 31, 2002 (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Kaiser for the quarter ended September 30, 1998, File No. 1-9447)

          10.2 Time-Based Stock Option Grant pursuant to the Kaiser 1997 Omnibus Stock Incentive Plan to John T. La Duc effective July 10, 1998 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Kaiser for the quarter ended September 30, 1998, File No. 1-9447)

          *11       Computation of Net Income per Common and Common Equivalent
                    Share

          *27.1     Financial Data Schedule for the quarter ended September
                    30, 1998

*    Included with this filing.

B.   REPORTS ON FORM 8-K:

          None.

                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Registrant and as the principal financial officer and principal accounting officer of the Registrant, respectively.


                                           MAXXAM INC.




Date:  November 13, 1998        By:     /S/ PAUL N. SCHWARTZ
                                         Paul N. Schwartz
                                  President and Chief Financial
                                             Officer
                                  (Principal Financial Officer)


Date:  November 13, 1998        By:   /S/ ELIZABETH D. BRUMLEY
                                       Elizabeth D. Brumley
                                       Assistant Controller
                                  (Principal Accounting Officer)

                                                                 APPENDIX A

                         GLOSSARY OF DEFINED TERMS

AMT Price:  Average Midwest transaction price for primary aluminum

BOF:  California Board of Forestry

Britt:  Britt Lumber Co., Inc., an indirect, wholly owned subsidiary of MGI

CDF:  California Department of Forestry and Fire Protection

California Headwaters Bill: The bill enacted August 31, 1998 by the California Legislature which, among other things appropriates California's $130 million portion of funding required to consummate the Headwaters Agreement, appropriates up to an additional $80 million to acquire the Owl Creek grove and contains environmentally focused provisions regarding streamside buffers, the watershed assessment process and designation of the Owl Creek grove as a marbled murrelet conservation area

CERCLA:   Comprehensive Environmental Response, Compensation and Liability
Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986

CESA:  California Endangered Species Act

Class A Preferred Stock: Class A $.05 Non-Cumulative Participating Convertible Preferred Stock of the Company

CMRT:  The Combined Master Retirement Trust

Coho lawsuit: An action entitled Coho Salmon, et al. v. Pacific Lumber, et al. (No. 98-0283) filed January 26, 1998 in the United States District Court for the Northern District of California

Combined Plan: The combined SYP and Multi-Species HCP released by Pacific Lumber and Scotia LLC for public review and comment in July 1998

Common Stock:  $.50 par value common stock of the Company

Company: MAXXAM Inc., including its subsidiaries unless otherwise noted or the context indicates otherwise

Custodial Trust Agreement: A loan and pledge agreement between the Company and the Custodial Trust Company providing for up to $25.0 million in borrowings

EIR/EIS: An environmental impact statement/report analyzing the Combined Plan and the Headwaters Agreement released by Pacific Lumber

EPA:  Environmental Protection Agency

EPIC lawsuit: An action entitled Environmental Protection Information Center, Inc., Sierra Club v. Pacific Lumber, Scotia Pacific and Salmon Creek (No. C98-3129) filed August 12, 1998 in the United States District Court for the Northern District of California

ESA:  The federal Endangered Species Act

Event of Default: Event of Default under the Timber Notes as defined in the Timber Notes Indenture

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

Liquidity Account: A liquidity account maintained by Scotia Pacific with respect to the Old Timber Notes

LTSY:  Long-term sustained yield

Mbfe: A concept used in structuring the Timber Notes; under this concept, one thousand board feet, net Scribner scale, of old growth redwood timber equates to one Mbfe

MCOP Credit Agreement: $14.0 million revolving credit facility between certain of the Company's real estate subsidiaries and a bank

MGHI:  MAXXAM Group Holdings Inc.

MGI:  MAXXAM Group Inc.

MGI Discount Notes:  12-1/4% MGI Senior Secured Discount Notes due August
1, 2003

MGI Notes:  MGI Discount Notes and MGI Senior Notes

MGI Senior Notes:  11-1/4% MGI Senior Secured Notes due August 1, 2003

Minimum Principal Amortization: The minimum amount of principal on the Timber Notes which Scotia LLC must pay (on a cumulative basis and subject to available cash) through any Timber Notes payment date in order to avoid an Event of Default (as defined in the Timber Notes Indenture)

Multi-Species HCP: The HCP covering multiple species contemplated by the Headwaters Agreement

NL:  NL Industries, Inc.

Notice: A Notice of Charges filed on December 26, 1995 by the OTS against the Company and others with respect to the failure of USAT

Old Timber Notes: The 7.95% Scotia Pacific Timber Collateralized Notes due July 20, 2015

OTS:  The United States Department of Treasury's Office of Thrift
Supervision

Owl Creek grove: A 900-acre grove of primarily old growth timber owned by Scotia LLC

Pacific Lumber: The Pacific Lumber Company, an indirect, wholly owned subsidiary of MGI

Pacific Lumber Credit Agreement: The revolving credit agreement between Pacific Lumber and a bank which provides for borrowings of up to $60.0 million, of which $20.0 million may be used for standby letters of credit and $30.0 million is restricted to timberland acquisitions

Pacific Lumber Parties: Pacific Lumber, including its subsidiaries and affiliates, and MAXXAM

Pacific Lumber Senior Notes:  10-1/2% Pacific Lumber Senior Notes due March
1, 2003

Permits:  The incidental take permits related to the Multi-Species HCP

Pre-Permit Agreement:    The February 27, 1998 Pre-Permit Application
Agreement in Principle entered into by Pacific Lumber, MAXXAM and various government agencies regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permits and the SYP

RTC Portfolio: A portfolio originally consisting of 27 parcels of income producing real property and 28 loans purchased from the Resolution Trust Corporation in June 1991

Salmon Creek: Salmon Creek Corporation, a wholly owned subsidiary of Pacific Lumber

Scheduled Amortization: The minimum amount of principal on the Timber Notes which Scotia LLC must pay (on a cumulative basis) through any Timber Notes payment date in order to avoid payment of prepayment or deficiency premiums

Scotia LLC: Scotia Pacific Company LLC, a limited liability company wholly owned by Pacific Lumber

Scotia Pacific: Scotia Pacific Holding Company, a wholly owned subsidiary of Pacific Lumber, which was merged into Scotia LLC on July 20, 1998

SFAS No. 130: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"

SFAS No. 133: Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"

SHRP, Ltd.:  Sam Houston Race Park, Ltd., a 98.2%-owned subsidiary of
MAXXAM

SHRP Notes: The SHRP, Ltd. 11% Senior Secured Extendible Notes due September 1, 2001

Stipulation: Stipulation entered into between CDF and Pacific Lumber in December 1997 in connection with the administrative action entitled: In the matter of the Statement of Issues Against: The Pacific Lumber Company, Timber Operator License A-5326 (No. LT 97-8) with respect to Pacific Lumber's TOL

SYP: The sustained yield plan establishing LTSY harvest levels for Pacific Lumber's timberlands

THP: Timber harvesting plan required to be filed with and approved by the CDF prior to the harvesting of timber

Timber Notes Indenture: The indenture dated July 20, 1998 governing the Timber Notes

Timber Notes: The Scotia LLC 6.55% Class A-1, 7.11% Class A-2 and 7.71% Class A-3 Timber Collateralized Notes due July 20, 2028

Timber Notes Line of Credit: A line of credit provided as security for the payment of interest on the Timber Notes, which line of credit secures the payment of one year's interest on the Timber Notes

TOL: Timber operator's license allowing the holder to conduct timber harvesting operations

UFG:  United Financial Group, Inc.

USAT:  United Savings Association of Texas

USWA:  United Steelworkers of America

Valco: Volta Aluminum Company Limited, Kaiser's 90%-owned smelter facility in Ghana

VRA:  Volta River Authority, an electric power supplier to Valco