Form 10-K405
period 1998-12-31
MAXXAM INC
filed 1999-03-31
CIK 63814

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

                              ---------------

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998   COMMISSION FILE NUMBER 1-3924

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



                                                 NAME OF EACH
                                                   EXCHANGE
            TITLE OF EACH CLASS               ON WHICH REGISTERED
        ------------------------------       --------------------
Common Stock, $.50 par value                  American, Pacific,
                                                 Philadelphia

              Number of shares of common stock outstanding at
                       March 15, 1999: 7,000,863

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Based upon the March 15, 1999 American Stock Exchange closing price of $55.9375 per share, the aggregate market value of the Registrant's outstanding voting stock held by non-affiliates was approximately $244.1 million.

                    DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.


                             TABLE OF CONTENTS


                                   PART I

Item 1.   Business                                                    2
               General                                                2
               Aluminum Operations                                    2
               Forest Products Operations                             11
               Real Estate Operations                                 24
               Racing Operations                                      26

Item 2.   Properties                                                  27

Item 3.   Legal Proceedings                                           27

Item 4.   Submission of Matters to a Vote of Security Holders         31

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters                                    31

Item 6.   Selected Financial Data                                     32

Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    33

Item 7a.  Quantitative and Qualitative Disclosures About
               Market Risk                                            50

Item 8.   Financial Statements and Supplementary Data
               Report of Independent Public Accountants               52
               Consolidated Balance Sheet                             53
               Consolidated Statement of Operations                   54
               Consolidated Statement of Cash Flows                   55
               Consolidated Statement of Stockholders' Deficit        56
               Notes to Consolidated Financial Statements             57

Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                    85

                                  PART III

Items 10-13.   To be filed with the Registrant's definitive
                    proxy statement                                   85

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                            85



                                   PART I


ITEM 1.        BUSINESS

GENERAL

          MAXXAM Inc. and its majority and wholly owned subsidiaries are collectively referred to herein as the "COMPANY" or "MAXXAM" unless otherwise indicated or the context indicates otherwise. The Company, through Kaiser Aluminum Corporation ("KAISER") and Kaiser's principal operating subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), is an integrated aluminum company. The Company's voting interest in Kaiser is approximately 63%. See "--Aluminum Operations." In addition, the Company is engaged in forest products operations through its wholly owned subsidiary, MAXXAM Group Inc. ("MGI") and MGI's wholly owned subsidiaries, The Pacific Lumber Company and its wholly owned subsidiaries (collectively referred to herein as "PACIFIC LUMBER," unless the context indicates otherwise), and Britt Lumber Co., Inc. ("BRITT"). See "--Forest Products Operations." MGI is a wholly owned subsidiary of MAXXAM Group Holdings
Inc. ("MGHI"), which is in turn a wholly owned subsidiary of the Company.
The Company is also engaged in (a) real estate investment and development, managed through MAXXAM Property Company, and (b) racing operations through subsidiaries, including a Class 1 thoroughbred and quarter horse racing facility located in the greater Houston metropolitan area. See "--Real
Estate Operations" and "--Racing Operations." See Note 14 to the Consolidated Financial Statements (contained in Item 8 to this Report) for certain financial information by industry segment and geographic area.

          This Annual Report on Form 10-K contains statements which constitute"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section (see Item 1. "Business--Aluminum Operations" and "--Forest Products Operations--Regulatory and Environmental Factors and Headwaters Agreement," Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

ALUMINUM OPERATIONS

     GENERAL

          Kaiser operates in several principal aspects of the aluminum industry--the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized by Kaiser in its operations, Kaiser sells significant amounts of alumina and primary aluminum in domestic and international markets. In 1998, Kaiser produced approximately 2,964,000 tons of alumina, of which approximately 76% was sold to third parties, and produced approximately 387,000 tons of primary aluminum, of which approximately 68% was sold to third parties. Kaiser is also a major domestic supplier of fabricated aluminum products. In 1998, Kaiser shipped approximately 405,000 tons of fabricated aluminum products to third parties, which accounted for approximately 5% of total United States domestic shipments. References in this Report to tons refer to metric tons of 2,204.6 pounds.

          Kaiser's operations are conducted through KACC's business units. The following table sets forth total shipments and intersegment transfers of Kaiser's alumina, primary aluminum and fabricated aluminum operations:


                                                     YEARS ENDED DECEMBER 31,
                                            -----------------------------------------
                                                 1998          1997          1996
                                            ------------- ------------- -------------
                                                      (IN THOUSANDS OF TONS)
Alumina:
          Shipments to Third Parties              2,250.0       1,929.8       2,073.7
          Intersegment Transfers                    750.7         968.0         912.4
                                            ------------- ------------- -------------
                                                  3,007.7       2,897.8       2,986.1
                                            ------------- ------------- -------------
Primary Aluminum:
          Shipments to Third Parties                263.2         327.9         355.6
          Intersegment Transfers                    162.8         164.2         128.3
                                            ------------- ------------- -------------
                                                    426.0         492.1         483.9
                                            ------------- ------------- -------------
Flat-Rolled Products:
          Shipments to Third Parties                235.6         247.9         204.8

Engineered Products:
          Shipments to Third Parties                169.4         152.1         122.3



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

     LABOR MATTERS

          Substantially all of Kaiser's hourly workforce at the Gramercy, Louisiana, alumina refinery, Mead and Tacoma, Washington, aluminum smelters, Trentwood, Washington, rolling mill, and Newark, Ohio, extrusion facility were covered by a master labor agreement with the United Steelworkers of America (the "USWA") which expired on September 30, 1998. The parties did not reach an agreement prior to the expiration of the master agreement and the USWA chose to strike. In January 1999, Kaiser declined an offer by the USWA to have the striking workers return to work at the five plants without a new agreement. Kaiser imposed a lock-out to support its bargaining position and continues to operate the plants with salaried employees and other workers as it has since the strike began. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Aluminum Operations--Recent Events and Developments--Labor Matters" and Notes 1 and 12 to the Consolidated Financial Statements for further information.

     STRATEGIC INITIATIVES

          Kaiser's strategic objectives include the improvement of earnings from its existing businesses; the redeployment of its existing investment in assets that are not strategically essential to continued profit growth; the addition of assets to its growth businesses; and the improvement of its financial structure.

          In addition to working to improve the performance of its existing assets, Kaiser has devoted significant efforts analyzing its existing asset portfolio with the intent of focusing its efforts and capital in sectors of the industry that are considered most attractive, and in which Kaiser believes it is well positioned to capture value. The initial steps of this process resulted in the June 1997 acquisition of the Bellwood extrusion facility, the May 1997 formation of AKW L.P. ("AKW"), a joint venture that designs, manufactures and sells heavy duty aluminum wheels, the rationalization of certain of Kaiser's engineered products operations, and Kaiser's investment to expand its capacity for heat treat flat-rolled products at its Trentwood, Washington, rolling mill. The restructuring activities resulted in the Company recording a net pre-tax charge of $19.7 million in June 1997. See Notes 2 and 3 to the Consolidated Financial Statements.

          The portfolio analysis process also resulted in Kaiser's fourth quarter 1998 decision to seek a strategic partner for further development and deployment of Kaiser's Micromill technology. While technological progress has been good, management concluded that additional time and investment would be required for success. Given Kaiser's other strategic priorities, Kaiser believes that introducing added commercial and financial resources is the appropriate course of action for capturing the maximum long term value. This change in strategic course required a different accounting treatment, and the Company correspondingly recorded a $45.0 million impairment charge to reduce the carrying value of the Micromill assets to approximately $25.0 million.

          Another area of emphasis has been a continuing focus on managing Kaiser's legacy liabilities. One element of this process has been actively pursuing claims in respect of insurance coverage for certain incurred and future environmental costs. During the fourth quarter of 1998, Kaiser received recoveries totaling approximately $35.0 million related to current and future claims against certain of its insurers. Recoveries of $12.0 million were deemed to be allocable to previously accrued (expensed) items and were reflected in earnings during the fourth quarter of 1998. The remaining recoveries were offset against increases in the total amount of environmental reserves. No assurances can be given that Kaiser will be successful in other attempts to recover incurred or future costs from other insurers or that the amount of any recoveries received will ultimately be adequate to cover costs incurred. See Note 12 to the Consolidated Financial Statements.

          In early 1999, Kaiser's program to focus its efforts and capital in sectors of the industry which it considers to be the most attractive, and in which Kaiser believes it is well positioned to capture value, has resulted in an agreement to sell one joint venture interest and a separate agreement to purchase another. In January 1999, Kaiser signed a letter of intent to sell its 50% interest in AKW to its joint venture partner. The transaction, which would result in Kaiser recognizing a substantial gain, is currently expected to close on or about March 31, 1999. However, as the transaction is subject to negotiation of a definitive purchase agreement, no assurances can be given that this transaction will be consummated.
Also, in February 1999, Kaiser completed the acquisition of the remaining 45% interest in Kaiser LaRoche Hydrate Partners, an alumina marketing venture, from its joint venture partner for a cash purchase price of approximately $10.0 million. Additional portfolio analysis and initiatives are continuing.

     SENSITIVITY TO PRICES AND HEDGING PROGRAMS

          Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on Kaiser's hedging strategies. Primary aluminum prices have
historically been subject to significant cyclical fluctuations.   Alumina
prices, as well as fabricated aluminum product prices (which vary considerably among products), are significantly influenced by changes in the price of primary alumina, and generally lag behind primary aluminum prices. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Aluminum Operations--Industry Overview." From time to time in the ordinary course of business Kaiser enters into hedging transactions to provide price risk management in respect of its net exposure resulting from (i) anticipated sales of alumina, primary aluminum, and fabricated aluminum products, less
(ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by Kaiser to lock-in or fix the effective price that Kaiser will receive for its sales. Kaiser also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for its anticipated sales, and/or (iii) to permit Kaiser to realize possible upside price movements. See Item 7a. "Quantitative and Qualitative Disclosures About Market Risk" and Notes 1 and 13 to the Consolidated Financial Statements.

     ALUMINA OPERATIONS

          The following table lists Kaiser's bauxite mining and alumina refining facilities as of December 31, 1998:



                                                                      ANNUAL
                                                                    PRODUCTION      TOTAL
                                                                     CAPACITY       ANNUAL
                                                       COMPANY     AVAILABLE TO   PRODUCTION
        ACTIVITY           FACILITY      LOCATION     OWNERSHIP    THE COMPANY     CAPACITY
----------------------- ------------- ------------- ------------- ------------- -------------
                                                                      (THOUSANDS OF TONS)
Bauxite Mining          KJBC(1)       Jamaica            49.0%          4,500.0       4,500.0
                        Alpart(2)     Jamaica            65.0%          2,275.0       3,500.0
                                                                  ------------- -------------
                                                                        6,775.0       8,000.0
                                                                  ============= =============

Alumina Refining        Gramercy      Louisiana           100%          1,050.0       1,050.0
                        Alpart        Jamaica            65.0%            942.5       1,450.0
                        QAL(3)        Australia          28.3%          1,033.0       3.650.0
                                                                  ------------- -------------
                                                                        3,025.5       6,150.0
                                                                  ============= =============



---------------

(1) Although Kaiser owns 49% of Kaiser Jamaica Bauxite Company ("KJBC"), it has the right to receive all of KJBC's output.
(2) Alumina Partners of Jamaica ("ALPART") bauxite is refined into alumina at the Alpart alumina refinery.
(3)  Queensland Alumina Limited ("QAL").


          Bauxite mined in Jamaica by KJBC is refined into alumina at Kaiser's plant at Gramercy, Louisiana, or is sold to third parties. In 1979, the Government of Jamaica granted Kaiser a mining lease for the mining of bauxite sufficient to supply Kaiser's then-existing Louisiana alumina refineries at their annual capacities of 1,656,000 tons per year until January 31, 2020. Alumina from the Gramercy plant is sold to third parties. The Gramercy, Louisiana, refinery is one of the five KACC plants which is subject to the continuing USWA dispute. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations--Aluminum Operations--Recent Events and Developments- -Labor Matters" for further information.

          In February 1999, KACC, through a subsidiary, purchased its partner's 45% interest in Kaiser LaRoche Hydrate Partners, a partnership which markets chemical grade alumina and wet alumina trihydrate filter cake manufactured by Kaiser's Gramercy facility. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations--Aluminum Operations--Strategic Initiatives."

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

          In 1999, Alpart and JAMALCO, a joint venture between affiliates of Alcoa Inc. and the government of Jamaica, reached an agreement to form a joint venture bauxite mining operation to consolidate their bauxite mining operations in Jamaica, with the objective of optimizing operating and capital costs. The transaction is subject to various conditions. Subject to satisfaction of those conditions, the joint venture is expected to commence operations during the second half of 1999.

          Kaiser owns a 28.3% interest in QAL, which owns the largest and one of the most competitive alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its stockholders under long-term tolling contracts. The stockholders, including Kaiser, purchase bauxite from another QAL stockholder under long-term supply contracts. Kaiser has contracted with QAL to take approximately 792,000 tons per year of capacity or pay standby charges. Kaiser is unconditionally obligated to pay amounts calculated to service its share ($97.6 million at December 31, 1998) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs.

          Kaiser's principal customers for bauxite and alumina consist of other aluminum producers that purchase bauxite and smelter-grade alumina, trading intermediaries who resell raw materials to end-users, and users of chemical-grade alumina. All of Kaiser's third-party sales of bauxite in 1998 were made to one customer, which represents approximately 6% of total bauxite and alumina third party revenues. Kaiser sold alumina in 1998 to approximately 20 customers, the largest and top five of which accounted for approximately 19% and 67% of such sales, respectively. See "-- Competition." Kaiser believes that among alumina producers it is the world's second largest seller of smelter-grade alumina to third parties. Kaiser's strategy is to sell a substantial portion of the alumina available to it in excess of its internal smelting requirements under multi-year sales contracts with prices linked to the price of primary aluminum. See also "--Sensitivity to Prices and Hedging Programs."

     PRIMARY ALUMINUM PRODUCTS OPERATIONS

          The following table lists Kaiser's primary aluminum smelting facilities as of December 31, 1998:



                                                                ANNUAL
                                                                 RATED
                                                                CAPACITY
                                                               AVAILABLE     TOTAL
                                                                   TO       ANNUAL          1998
                                                   COMPANY        THE        RATED       OPERATING
             LOCATION               FACILITY      OWNERSHIP     COMPANY    CAPACITY         RATE
 -------------------------------  ------------ --------------- --------- ------------  -------------
                                                                 (THOUSANDS OF TONS)
 Domestic
           Washington             Mead                 100%      200.0         200.0         103%(1)
           Washington             Tacoma               100%       73.0          73.0          94%
                                                               -------   -----------
                     Subtotal                                    273.0         273.0
                                                               -------   -----------
 International
           Ghana                  Valco                 90%      180.0         200.0          25%
           Wales, United
                Kingdom           Anglesey              49%       66.2         135.0         100%
                                                               -------   -----------
                     Subtotal                                    246.2         335.0
                                                               -------   -----------
                     Total                                       519.2         608.0
                                                               =======   ===========



---------------
(1) In recent years the Mead smelter has consistently operated at an annual rate in excess of its rated capacity of 200,000 tons. As a result of the strike-related partial curtailment of the Mead smelter, the 1998 average operating rate declined from that of a year ago but remained above 100% of rated capacity.


          The Mead facility uses pre-bake technology and produces primary aluminum. Approximately 64% of Mead's 1998 production was used at Kaiser's Trentwood, Washington, rolling mill and the balance was sold to third parties. The Tacoma facility uses Soderberg technology and produces primary aluminum and high-grade, continuous-cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum. Both smelters have achieved significant production efficiencies through retrofit technology and a variety of cost controls, leading to increases in production volume and enhancing their ability to compete with newer smelters. The Mead and Tacoma, Washington, smelters are two of the five KACC plants which are subject to the continuing USWA dispute.

          Kaiser has modernized and expanded the carbon baking furnace at its Mead smelter at an estimated cost of approximately $55.3 million. The project has improved the reliability of the carbon baking operations, increased productivity, enhanced safety, and improved the environmental performance of the facility. The first stage of this project, the construction of a new $40.0 million 90,000 ton per year furnace, was completed in 1997. The remaining modernization work was completed in 1998 and early 1999. A portion of this project was financed with the net proceeds (approximately $18.6 million) of 7.6% Solid Waste Disposal Revenue Bonds due 2027 issued in March 1997 by the Industrial Development Corporation of Spokane County, Washington.

          Kaiser manages, and owns a 90% interest in, the Volta Aluminium Company Limited ("VALCO") aluminum smelter in Ghana. The Valco smelter uses pre-bake technology and processes alumina supplied by Kaiser and the other participant into primary aluminum under tolling contracts which provide for proportionate payments by the participants. Kaiser's share of the primary aluminum is sold to third parties. Power for the Valco smelter is supplied under an agreement with the Volta River Authority (the "VRA") which expires in 2017. The agreement indexes two-thirds of the price of the contract quantity of power to the market price of primary aluminum.
The agreement also provides for a review and adjustment of the base power rate and the price index every five years, and such review is now underway.

          During most of 1998, the Valco smelter operated only one of its five potlines, as compared to 1997, when Valco operated four potlines.
Each of Valco's potlines produces approximately 40,000 tons of primary aluminum per year. Valco received compensation (in the form of energy credits to be utilized over the last half of 1998 and during 1999) from the VRA in lieu of the power necessary to run two of the potlines that were curtailed during 1998. The compensation substantially mitigated the financial impact of the curtailment of such lines. Valco did not receive any compensation from the VRA for one additional potline which was curtailed in January 1998. Based on Valco's proposed 1999 power allocation from the VRA, Valco has announced that it expects to operate three lines during 1999. The decision to operate at that level was based on the power allocation that Valco has received from the VRA as well as consideration of market and other factors. Valco has notified the VRA that it believes it had the contractual rights at the beginning of 1998 to sufficient energy to run four and one-half potlines for the balance of the year. Valco continues to seek compensation from the VRA with respect to the January 1998 reduction of its power allocation. Valco and the VRA also are in continuing discussions concerning other matters, including steps that might be taken to reduce the likelihood of power curtailments in the future. No assurances can be given as to the success of these discussions.

          Electric power represents an important production cost for Kaiser at its aluminum smelters. See "--Electric Power." Kaiser owns a 49% interest in the Anglesey Aluminium Limited ("ANGLESEY") aluminum smelter and port facility at Holyhead, Wales. The Anglesey smelter uses pre-bake technology. Kaiser supplies 49% of Anglesey's alumina requirements and purchases 49% of Anglesey's aluminum output. Kaiser sells its share of Anglesey's output to third parties.

          Kaiser has developed and installed proprietary retrofit and control technology in all of its smelters, as well as at third party locations. This technology--which includes the redesign of the cathodes and anodes and bus that conduct electricity through reduction cells, improved feed systems that add alumina to the cells, computerized process control and energy management systems and furnace technology for baking of anode carbon--has significantly contributed to increased and more efficient production of primary aluminum and enhanced Kaiser's ability to compete more effectively with the industry's newer smelters. Kaiser engages in efforts to license this technology and sell technical and managerial assistance to other producers worldwide, and may participate in joint ventures or similar business partnerships which employ Kaiser's technical and managerial knowledge. See "--Research and Development."

          Kaiser's principal primary aluminum customers consist of large trading intermediaries and metal brokers. In 1998, Kaiser sold its primary aluminum production not utilized for internal purposes to approximately 42 customers, the largest and top five of which accounted for approximately 30% and 58% of such sales, respectively. See "--Competition." Marketing and sales efforts are conducted by personnel located in Pleasanton, California; Houston, Texas; and Tacoma and Spokane, Washington. A majority of the business unit's sales are based upon long-term relationships with metal merchants and end-users.

     FABRICATED ALUMINUM PRODUCTS OPERATIONS

          Flat-Rolled Products
          The flat-rolled products business unit operates the Trentwood, Washington, rolling mill. The Trentwood facility accounted for approximately 58% of Kaiser's 1998 fabricated aluminum products shipments. The business unit supplies the aerospace and general engineering markets (producing heat-treat products), the beverage container market (producing body, lid and tab stock) and the specialty coil markets (producing automotive brazing sheet, wheel, and tread products), both directly and through distributors. The Trentwood facility is one of the five KACC plants which is subject to the continuing USWA dispute.

          Kaiser continues to enhance the process and product mix of its Trentwood rolling mill in an effort to maximize its profitability and maintain full utilization of the facility. In 1998, Kaiser continued to implement a plan to improve the reliability and to expand the annual production capacity of heat-treated flat-rolled products at the Trentwood facility by approximately one-third over 1996 levels. Approximately $8.0 million remains to be spent to implement the plan. Global sales of Kaiser's heat-treat products are made primarily to the aerospace and general engineering markets, and remained strong in the first half of 1998 after record shipments in 1997; demand for such products softened in the second half of 1998. In 1998, the business unit shipped products to approximately 141 customers in the aerospace, transportation, and industrial ("ATI") markets, most of which were distributors who sell to a variety of industrial end-users. The top five customers in the ATI markets for flat-rolled products accounted for approximately 18% of the business unit's revenue.

          Kaiser's flat-rolled products are also sold to beverage container manufacturers located in the western United States and in the Asian Pacific Rim countries where the Trentwood plant's location provides Kaiser with a transportation advantage. Quality of products for the beverage container industry, service, and timeliness of delivery are the primary bases on which Kaiser competes. Kaiser is one of the highest quality producers of aluminum beverage can stock in the world. In 1998, the business unit had approximately 21 domestic and foreign can stock customers, supplying approximately 41 can plants worldwide. The largest and top five of such customers accounted for approximately 12% and 35%, respectively, of the business unit's revenue. See "--Competition." The marketing staff for the business unit is located at the Trentwood facility and in Pleasanton, California. Sales are made directly to end-use customers and distributors from four sales offices in the United States, from a sales office in England and Japan, and by independent sales agents in Asia and Latin America.

          The Micromill facility was constructed near Reno, Nevada in 1996 as a demonstration and production facility. Micromill technology is based on a proprietary thin-strip, high-speed, continuous-belt casting technique linked directly to hot and cold rolling mills. See "--Strategic
Initiatives" above.

          Engineered Products
          The engineered products business unit operates soft-alloy and hard-alloy extrusion facilities and engineered component (forgings) facilities in the United States and Canada. Major markets for extruded products are in the transportation industry, to which the business unit provides extruded shapes for automobiles, trucks, trailers, cabs, and shipping containers, and in the distribution, durable goods, defense, building and construction, ordnance and electrical markets. The business unit supplies forged parts to customers in the automotive, commercial vehicle and ordnance markets. The high strength-to-weight properties of forged aluminum make it particularly well-suited for automotive applications. The business unit maintains its headquarters and a sales and engineering office in Southfield, Michigan, which works with automobile makers and other customers and plant personnel to create new automotive component designs and to improve existing products.

          Soft-alloy extrusion facilities are located in Los Angeles, California; Sherman, Texas; Richmond, Virginia; and London, Ontario, Canada. Each of the soft-alloy extrusion facilities has fabricating capabilities and provides finishing services. The Richmond, Virginia, facility was acquired in mid-1997 and increased Kaiser's extruded products capacity and enhanced its existing extrusion business due to that facility's ability to manufacture seamless tubing and large circle size extrusions and to serve the distribution and ground transportation industries. Hard-alloy rod and bar extrusion facilities are located in Newark, Ohio, and Jackson, Tennessee, and produce screw machine stock, redraw rod, forging stock, and billet. The Newark facility is one of the five Kaiser plants which is subject to the continuing USWA dispute. A facility located in Richland, Washington, produces seamless tubing in both hard and soft alloys for the automotive, other transportation, export, recreation, agriculture, and other industrial markets. The business unit also operates a cathodic protection business located in Tulsa, Oklahoma, that extrudes both aluminum and magnesium. The business unit operates forging facilities at Oxnard, California, and Greenwood, South Carolina, and a machine shop at Greenwood, South Carolina. Kaiser has entered into an agreement to sell its casting operations in Canton, Ohio.

          In 1997, Kaiser and Accuride Corporation formed AKW to design, manufacture and sell heavy-duty aluminum truck wheels. In January 1999, Kaiser signed a letter of intent to sell its 50% interest in AKW to its partner, which would result in Kaiser recognizing a substantial gain. The Company expects the transaction to close on or about March 31, 1999; however, as the transaction is subject to certain conditions, no assurances can be given that the transaction will be consummated. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations--Aluminum Operations--Strategic Initiatives."

          In 1998, the engineered products business unit had approximately 445 customers, the largest and top five of which accounted for approximately 5% and 18%, respectively, of the business unit's revenue. See "- Competition" in this Report. Sales are made directly from plants, as well as marketing locations elsewhere in the United States.

     COMPETITION

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          Kaiser competes with both domestic and foreign producers of bauxite, alumina and primary aluminum, and with domestic and foreign fabricators. Many of Kaiser's competitors have greater financial resources than Kaiser. Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality and availability. Aluminum competes in many markets with steel, copper, glass, plastic, and other materials. In the United States, beverage container materials, including aluminum, face increased competition from plastics as increased polyethylene terephthalate ("PET") container capacity is brought on line by plastics manufacturers. Kaiser competes with numerous domestic and international fabricators in the sale of fabricated aluminum products. Kaiser manufactures and markets fabricated aluminum products for the transportation, packaging, construction, and consumer durables markets in the United States and abroad. Sales in these markets are made directly and through distributors to a large number of customers. Competition in the sale of fabricated products is based upon quality, availability, price and service, including delivery performance. Kaiser concentrates its fabricating operations on selected products in which it has production expertise, high-quality capability, and geographic and other competitive advantages. The Company believes that, assuming the current relationship between worldwide supply and demand for alumina and primary aluminum does not change materially, the loss of any one of Kaiser's customers, including intermediaries, would not have a material adverse effect on the Company's financial condition or results of operations.

     RESEARCH AND DEVELOPMENT

          Kaiser conducts research and development activities principally at two facilities--the Center for Technology ("CFT") in Pleasanton, California, and the Northwest Engineering Center adjacent to the Mead smelter in Spokane, Washington. Net expenditures for Kaiser-sponsored research and development activities were $13.7 million in 1998, $19.7 million in 1997 and $20.5 million in 1996. Kaiser's research staff totaled approximately 52 at December 31, 1998. Kaiser estimates that research and development net expenditures will be approximately $10-15 million in 1999.

          CFT performs research and development of aluminum process and product technologies to support Kaiser's business units and new business opportunities. In 1998, patents were issued to Kaiser concerning the manufacture of continuous cast can sheet, the brazing of aluminum alloys for heat exchanger applications, improved lead-free aluminum machining alloys, and joining methods for aluminum extrusions used in transportation applications. In 1998, CFT continued to support the development of the Micromill technology deployed at the Micromill facility near Reno, Nevada, for the production of can sheet and other sheet products. The Northwest Engineering Center maintains specialized laboratories and a miniature carbon plant where experiments with new anode and cathode technology are performed. The Northwest Engineering Center supports Kaiser's primary aluminum smelters, and concentrates on the development of cost-effective technical innovations such as equipment and process improvements.

          Kaiser licenses its technology and sells technical and managerial
assistance to other producers worldwide.   Kaiser's technology has been
installed in alumina refineries, aluminum smelters and rolling mills located in the United States and fourteen foreign countries.

     EMPLOYEES

          During 1998, Kaiser employed an average of 9,200 persons, compared with an average of 9,600 employees in 1997 and 1996. At December 31, 1998, Kaiser employed approximately 8,900 persons; this number does not include persons employed temporarily at the five facilities subject to the USWA labor dispute.

          In 1998, Alpart entered into a new three-year labor agreement with workers at its refinery in Jamaica, and Valco entered into a new three-year labor agreement with workers at its smelter in Ghana. Each agreement includes productivity improvements.

     ELECTRIC POWER

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          The process of converting alumina into aluminum requires significant amounts of electric power, and the cost of electric power is an important production cost for Kaiser at its aluminum smelters. A portion of the electric power used at the Mead and Tacoma, Washington, smelters, as well as the rolling mill at Trentwood, Washington, is purchased from the Bonneville Power Administration (the "BPA") under contracts which expire in September 2001, and a portion of such electric power is purchased from other suppliers. Kaiser has long-term arrangements, expiring in 2015, with the BPA for the transmission of electric power by the BPA to those facilities. The amount of electric power which may be provided by the BPA to Kaiser after the expiration of the contracts in 2001 is not yet determined; however, the Company believes that adequate electric power will be available at that time, from the BPA and other suppliers, for the operation of its facilities in Washington. The electric power supplied to the Valco smelter in Ghana is produced by hydroelectric generators, and the delivery of electric power to the smelter is subject to interruption from time to time because of drought and other factors beyond the control of Valco. Such power is supplied under an agreement with the VRA which expires in 2017. The agreement indexes a portion of the price of power to the market price of primary aluminum and provides for a review and adjustment of the base power rate and the price index every five years. Such a review is now underway together with discussions concerning the reliability of the long-term supply of power. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations-- Aluminum Operations--Valco Operating Level." Electric power for the Anglesey smelter in Wales is supplied under an agreement which expires in 2001. Kaiser is working to address these power supply and power price issues; however, there can be no assurance that electric power at affordable prices will be available in the future for these smelters.

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

          From time to time, Kaiser is subject, with respect to its current and former operations, to fines or penalties assessed for alleged breaches of the Environmental and Health Laws and to claims and litigation brought by federal, state or local agencies and by private parties seeking remedial or other enforcement action under the Environmental and Health Laws or damages related to alleged injuries to health or to the environment, including claims with respect to certain waste disposal sites and the remediation of sites presently or formerly operated by Kaiser. Kaiser is subject to certain lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). See Item 3. "Legal Proceedings--Kaiser Litigation." Kaiser, along with certain other entities, has been named as a Potentially Responsible Party ("PRP") for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA and, in certain instances, may be exposed to joint and several liability for those costs or damages to natural resources. Kaiser's Mead, Washington, facility has been listed on the National Priorities List under CERCLA. The Washington State Department of Ecology has advised Kaiser that there are several options for remediation at the Mead facility that would be acceptable to the Department. Kaiser expects that one of these remedial options will be agreed upon and incorporated into a consent decree. In addition, in connection with certain of its asset sales, Kaiser has agreed to indemnify the purchasers with respect to certain liabilities (and associated expenses) resulting from acts or omissions arising prior to such dispositions, including environmental liabilities.

          Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. Kaiser is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with Kaiser or exposure to products containing asbestos produced or sold by Kaiser. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities--Aluminum Operations--Commitments and Contingencies" and Note 12 to the Consolidated Financial Statements under the headings "Environmental Contingencies" and "Asbestos Contingencies."

     PROPERTIES

          The locations and general character of the principal plants, mines, and other materially important physical properties relating to Kaiser's operations are described above. Kaiser owns in fee or leases all of the real estate and facilities used in connection with its business. Plants and equipment and other facilities are generally in good condition and suitable for their intended uses, subject to changing environmental requirements. Although Kaiser's domestic aluminum smelters and alumina facility were initially designed early in Kaiser's history, they have been modified frequently over the years to incorporate technological advances in order to improve efficiency, increase capacity, and achieve energy savings. Kaiser believes that its plants are cost competitive on an international basis.

          Kaiser's obligations under the credit agreement entered into on February 15, 1994, as amended (the "KACC CREDIT AGREEMENT"), are secured by, among other things, mortgages on its major domestic plants (other than the Gramercy alumina refinery and Nevada Micromill). For a description of the KACC Credit Agreement, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities--Aluminum Operations-- Financing Activities and Liquidity" and Note 7 to the Consolidated Financial Statements.

FOREST PRODUCTS OPERATIONS

     GENERAL

          The Company engages in forest products operations through MGI and its wholly owned subsidiaries, Pacific Lumber and Britt, and Pacific Lumber's wholly owned subsidiaries, Scotia Pacific Company LLC ("SCOTIA LLC") and Salmon Creek Corporation ("SALMON CREEK"). Pacific Lumber, which has been in continuous operation for over 130 years, engages in several principal aspects of the lumber industry--the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber products and the manufacturing of lumber into a variety of value-added finished products. Britt manufactures redwood fencing and decking products from small diameter logs, a substantial portion of which Britt acquires from Pacific Lumber (as Pacific Lumber cannot efficiently process them in its own mills).

FOREST PRODUCTS OPERATIONS

     PACIFIC LUMBER OPERATIONS

          Consummation of Headwaters Agreement
          On March 1, 1999, Pacific Lumber, Scotia LLC and Salmon Creek (collectively, the "COMPANIES") consummated the Headwaters Agreement (the "HEADWATERS AGREEMENT") with the United States and California. See "-- Regulatory and Environmental Factors and Headwaters Agreement." Pursuant to the terms of the Headwaters Agreement, approximately 5,600 acres of timberlands known as the Headwaters Forest and the Elk Head Springs Forest (the "HEADWATERS TIMBERLANDS") owned by the Companies were transferred to the United States. In consideration for the transfer of the Headwaters Timberlands, Salmon Creek was paid $299,850,000, Scotia LLC was paid $150,000 and approximately 7,700 acres of timberlands known as the Elk River Timberlands (the "ELK RIVER TIMBERLANDS") were transferred to Pacific Lumber (and will be transferred to Scotia LLC within 180 days of consummation of the Headwaters Agreement). The 7,700 acres of Elk River Timberlands were out of a total of approximately 9,470 acres for which the United States and California paid third party owners approximately $78 million. In addition, upon consummation of the Headwaters Agreement (i) habitat conservation and sustained yield plans were approved covering the Scotia LLC Timberlands (as defined below), (ii) California agreed to purchase Scotia LLC's Owl Creek grove and a portion of Pacific Lumber's Grizzly Creek grove, and (iii) the Companies dismissed takings litigation
pending against the United States and California.   The net proceeds from
the sale of the Headwaters Timberlands and the portion of the Grizzly Creek grove are to be held in escrow to support the Timber Notes, and are to be released only under certain circumstances. Consequently, Salmon Creek deposited approximately $285 million of the proceeds from the sale of the Headwaters Timberlands into escrow pursuant to an Escrow Agreement. See "- -Regulatory and Environmental Factors and Headwaters Agreement--Escrow Agreement."

     TIMBER AND TIMBERLANDS

          After giving effect to the transfers of timberlands under the Headwaters Agreement, Pacific Lumber owns and manages approximately 220,000 acres of virtually contiguous commercial timberlands located in Humboldt County along the northern California coast, an area which has very favorable soil and climate conditions for growing timber. These timberlands contain approximately 80% redwood and 18% Douglas-fir and other timber, are located in close proximity to Pacific Lumber's four sawmills and contain an extensive network of roads. Including the pending transfer from Pacific Lumber to Scotia LLC of the Elk River Timberlands, approximately 206,000 acres of Pacific Lumber's timberlands are owned by Scotia LLC (the "SCOTIA LLC TIMBERLANDS"). In addition, Scotia LLC has the exclusive right to harvest (the "SCOTIA LLC TIMBER RIGHTS") approximately 12,200 acres of Pacific Lumber's timberlands. The timber in respect of the Scotia LLC Timberlands and the Scotia LLC Timber Rights is collectively referred to as the "SCOTIA LLC TIMBER." Substantially all of Scotia LLC's assets are pledged as security for Scotia LLC's 6.55% Series B Class A-1 Timber Collateralized Notes, 7.11% Series B Class A-2 Timber Collateralized Notes and 7.71% Series B Class A-3 Timber Collateralized Notes (collectively, the "TIMBER NOTES"). Pacific Lumber harvests and purchases from Scotia LLC all of the logs harvested from the Scotia LLC Timber. See "--Relationships With Scotia LLC and Britt" for a description of this and other relationships among Pacific Lumber, Scotia LLC and Britt.

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

          Pacific Lumber engages in extensive efforts to supplement the natural regeneration of timber and increase the amount of timber on its timberlands. Pacific Lumber is required to comply with California forestry regulations regarding reforestation, which generally require that an area be reforested to specified standards within an established period of time. Pacific Lumber also actively engages in efforts to establish timberlands from open areas such as pasture land. Regeneration of redwood timber generally is accomplished through the natural growth of new redwood sprouts from the stump remaining after a redwood tree is harvested. Such new redwood sprouts grow quickly, thriving on existing mature root systems. In addition, Pacific Lumber supplements natural redwood regeneration by planting redwood seedlings. Douglas-fir timber grown on Pacific Lumber's timberlands is regenerated almost entirely by planting seedlings. During 1998, Pacific Lumber planted approximately 1.2 million redwood and Douglas-fir seedlings.

          California law requires timber owners such as Pacific Lumber to demonstrate that their operations will not decrease the sustainable productivity of their timberlands. A timber company may comply with this requirement by submitting a Sustained Yield Plan ("SYP") to the California Department of Forestry ("CDF") for review and approval. An SYP contains a timber growth and yield assessment, which evaluates and calculates the amount of timber and long-term production outlook for a company's timberlands, a fish and wildlife assessment, which addresses the condition and management of fisheries and wildlife in the area, and a watershed assessment, which addresses the protection of aquatic resources. The relevant regulations require determination of a long-term sustained yield ("LTSY") harvest level, which is the average annual harvest level that the management area is capable of sustaining in the last decade of a 100-year planning horizon. The LTSY is determined based upon timber inventory, projected growth and harvesting methodologies, as well as soil, water, air, wildlife and other relevant considerations. The SYP must demonstrate that the average annual harvest over any rolling ten-year period within the planning horizon does not exceed the LTSY.

          Pacific Lumber is also subject to federal and state laws providing for the protection and conservation of wildlife species which have been designated as endangered or threatened, certain of which are found on Pacific Lumber's timberlands. These laws generally prohibit certain adverse impacts on such species (referred to as a "TAKE"), except for incidental takes which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved Habitat Conservation Plan ("HCP") and related incidental take permit. An HCP analyzes the impact of the incidental take and specifies measures to monitor, minimize and mitigate such impact. In connection with the consummation of the Headwaters Agreement, Scotia LLC and Pacific Lumber reached agreement with various federal and state regulatory agencies with respect to an SYP ("FINAL SYP") and a multi-species HCP ("FINAL HCP," together with the Final SYP, the "FINAL PLANS"). See "--Regulatory and Environmental Factors and Headwaters Agreement."

          Harvesting Practices
          The ability of Pacific Lumber to sell logs or lumber products will depend, in part, upon its ability to obtain regulatory approval of timber harvesting plans ("THPS"). THPs are required to be developed by registered professional foresters and must be filed with, and approved by, the CDF prior to the harvesting of timber. Each THP is designed to comply with applicable laws and regulations, including the requirements of the
Final Plans (as defined below).   During the second half of 1998 and
continuing through the first quarter of 1999, Pacific Lumber has experienced an absence of a sufficient number of available THPs available for harvest to enable it to conduct its operations at 1997 levels. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Forest Products Operations-- Net Sales." However, with the adoption of the Final Plans in connection with the consummation of the Headwaters Agreement, Pacific Lumber anticipates, although it can give no assurances, that after a transition period, the implementation of the Final Plans will streamline the process of preparing THPs and potentially shorten the time required to obtain approvals of THPs.

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

          Production Facilities
          Pacific Lumber owns four highly mechanized sawmills and related facilities located in Scotia, Fortuna and Carlotta, California. The sawmills historically have been supplied almost entirely from timber harvested from Pacific Lumber's timberlands. Since 1986, Pacific Lumber has implemented numerous technological advances that have increased the operating efficiency of its production facilities and the recovery of finished products from its timber. Over the past three years, Pacific Lumber's annual lumber production has averaged approximately 277 million board feet, with approximately 230, 309 and 291 million board feet produced in 1998, 1997 and 1996, respectively. The Fortuna sawmill produces primarily common grade lumber. During 1998, the Fortuna mill produced approximately 89 million board feet of lumber. The Carlotta sawmill produces both common and upper grade redwood lumber. During 1998, the Carlotta mill produced approximately 56 million board feet of lumber. Sawmills "A" and "B" are both located in Scotia. Sawmill "A" processes Douglas-fir logs and Sawmill "B" primarily processes large diameter redwood logs. During 1998, Sawmills "A" and "B" produced 55 million and 30 million board feet of lumber, respectively. Pacific Lumber has partially curtailed operations at all of its sawmills due to an abnormally small inventory of logs, because of the absence of a sufficient number of available THPs to conduct harvesting at historic levels. It expects such curtailments to continue for the next several months. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations--Forest Products Operations--Preliminary 1999 Results."

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

          In addition, Pacific Lumber owns and operates a modern 25-megawatt cogeneration power plant which is fueled almost entirely by the wood residue from Pacific Lumber's milling and finishing operations. This power plant generates substantially all of the energy requirements of Scotia, California, the town adjacent to Pacific Lumber's timberlands where several of its manufacturing facilities are located. Pacific Lumber sells surplus power to Pacific Gas and Electric Company. In 1998, the sale of surplus power accounted for approximately 2% of Pacific Lumber's total revenues.

          Products
          The following table sets forth the distribution of Pacific Lumber's lumber production (on a net board foot basis) and revenues by product line:



                              YEAR ENDED DECEMBER 31, 1998              YEAR ENDED DECEMBER 31, 1997

                         % OF TOTAL                                % OF TOTAL
                           LUMBER      % OF TOTAL                    LUMBER      % OF TOTAL
                         PRODUCTION      LUMBER      % OF TOTAL    PRODUCTION      LUMBER      % OF TOTAL
       PRODUCT             VOLUME       REVENUES      REVENUES       VOLUME       REVENUES      REVENUES
                       ------------- ------------- ------------- ------------- ------------- -------------
Upper grade redwood
     lumber                      14%           35%           29%           12%           34%           29%
Common grade redwood
     lumber                      58%           49%           41%           55%           42%           35%
                       ------------- ------------- ------------- ------------- ------------- -------------
     Total redwood
          lumber                 72%           84%           70%           67%           76%           64%
                       ------------- ------------- ------------- ------------- ------------- -------------
Upper grade Douglas-
     fir lumber                   3%            5%            4%            4%            6%            5%
Common grade Douglas-
     fir lumber                  22%           10%            8%           25%           16%           13%
                       ------------- ------------- ------------- ------------- ------------- -------------
     Total Douglas-
          fir lumber             25%           15%           12%           29%           22%           18%
                       ------------- ------------- ------------- ------------- ------------- -------------
Other grades of
     lumber                       3%            1%            1%            4%            2%            2%
                       ------------- ------------- ------------- ------------- ------------- -------------
          Total                 100%          100%           83%          100%          100%           84%
               lumber  ============= ============= ============= ============= ============= =============

Logs                                                          6%                                        7%
                                                   =============                             =============

Hardwood chips                                                3%                                        3%
Softwood chips                                                3%                                        4%
                                                   -------------                             -------------
     Total wood chips                                         6%                                        7%
                                                   =============                             =============



          Lumber. In 1998, Pacific Lumber sold approximately 252 million board feet of lumber (including 5.0 million of intersegment sales to Britt), which accounted for approximately 83% of Pacific Lumber's total revenues. Lumber products vary greatly by the species and quality of the timber from which it is produced. Lumber is sold not only by grade (such as "upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

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

          Upper grade redwood lumber, which is derived primarily from large diameter logs and is characterized by an absence of knots and other defects, is used primarily in distinctive interior and exterior applications. The overall supply of upper grade lumber has been diminishing due to increasing environmental and regulatory restrictions and other factors. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forest Products Operations-- Industry Overview." Common grade redwood lumber, Pacific Lumber's largest volume product, has many of the same aesthetic and structural qualities of redwood uppers, but has some knots, sapwood and a coarser grain. Such lumber is commonly used for construction purposes, including outdoor structures such as decks, hot tubs and fencing.

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

          Logs. Pacific Lumber currently sells certain logs that, due to their size or quality, cannot be efficiently processed by its mills into lumber. The majority of these logs are purchased by Britt. The balance are purchased by surrounding mills which do not own sufficient timberlands to support their mill operations. See "--Relationships with Scotia LLC and Britt" below. Except for the agreement with Britt described below, Pacific Lumber does not have any significant contractual relationships with third parties relating to the purchase of logs. Pacific Lumber has historically not purchased significant quantities of logs from third parties; however, Pacific Lumber may from time to time purchase logs from third parties for processing in its mills or for resale to third parties if, in the opinion of management, economic factors are advantageous to Pacific Lumber.

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

          Backlog and Seasonality
          Pacific Lumber's backlog of sales orders at December 31, 1998 and 1997 was approximately $16.8 and approximately $26.4 million, respectively, the substantial portion of which was delivered in the first quarter of the next fiscal year. The decline in the sales backlog from 1997 to 1998 was principally due to a diminished supply of THPs which reduced the volume of logs available for the production of lumber products. See "Management's Discussion an Analysis of Financial Condition and Results of Operations-- Results of Operations--Forest Products Operations--Net Sales." Pacific Lumber has historically experienced lower first quarter sales due largely to the general decline in construction-related activity during the winter months. As a result, Pacific Lumber's results in any one quarter are not necessarily indicative of results to be expected for the full year. The seasonality of Pacific Lumber's business is expected to become more pronounced because of the harvesting restrictions imposed by the Final Plans. See "--Regulatory and Environmental Factors and Headwaters Agreement."

          Other
          The Company also derives revenues from a soil amendment operation and a concrete block manufacturing operation.

          Marketing
          The housing, construction and remodeling markets are the primary markets for Pacific Lumber's lumber products. Pacific Lumber's policy is to maintain a wide distribution of its products both geographically and in terms of the number of customers. Pacific Lumber sells its lumber products throughout the country to a variety of accounts, the large majority of which are wholesalers, followed by retailers, industrial users, exporters and manufacturers. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the Mississippi River, with California accounting for approximately 55% of these sales in 1998. Common grades of Douglas-fir lumber are sold primarily in California. In 1998, Pacific Lumber had three customers which accounted for approximately 8%, 7% and 7%, respectively, of Pacific Lumber's total revenues. Exports of lumber accounted for approximately 4% of Pacific Lumber's total revenues in 1998. Pacific Lumber markets its products through its own sales staff which focuses primarily on domestic sales.

          Pacific Lumber actively follows trends in the housing, construction and remodeling markets in order to maintain an appropriate level of inventory and assortment of products. Due to its high quality products, competitive prices and long history, Pacific Lumber believes it has a strong degree of customer loyalty.

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

          Employees
          As of March 1, 1999, Pacific Lumber had approximately 1,250 employees, none of whom are covered by a collective bargaining agreement.

          Relationships with Scotia LLC and Britt
          Scotia LLC succeeded by merger to substantially all of the business and operations of Pacific Lumber's wholly owned subsidiary, Scotia Pacific Holding Company, a Delaware corporation ("SCOTIA PACIFIC"), effective as of July 20, 1998 (the "CLOSING DATE"). Upon the consummation of the Offering, Scotia LLC acquired Scotia Pacific's forestry department. Scotia LLC's foresters, wildlife and fisheries biologists. geologists and other personnel are responsible for providing a number of forest stewardship techniques, including protecting the timber located on the Scotia LLC Timberlands from forest fires, erosion, insects and other damage, overseeing reforestation activities and monitoring environmental and regulatory compliance. Scotia LLC's personnel are also responsible for preparing THPs and updating the information contained in the GIS. See "-- Harvesting Practices" for a description of the GIS updating process and the THP preparation process.

          Effective on the Closing Date, Scotia Pacific and Pacific Lumber were party to several agreements between themselves, including a Master Purchase Agreement, a Services Agreement, an Additional Services Agreement, an Environmental Indemnification Agreement and a Reciprocal Rights Agreement. On the Closing Date, Scotia LLC entered into a New Master Purchase Agreement with Pacific Lumber (the "NEW MASTER PURCHASE AGREEMENT") which governs the sale to Pacific Lumber of logs harvested from the Scotia LLC Timberlands. As Pacific Lumber purchases logs from Scotia LLC pursuant to the New Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing Scotia LLC Timber covered by approved THPs, and the purchase price is therefore based upon "stumpage prices." Title to, and the obligation to pay for, harvested logs does not pass to Pacific Lumber until the logs are transported to Pacific Lumber's log decks and measured. The New Master Purchase Agreement generally contemplates that all sales of logs by Scotia LLC to Pacific Lumber will be at a price which equals or exceeds the applicable SBE Price. The New Master Purchase Agreement defines the "SBE PRICE" for any species and category of timber as the stumpage price for such species and category, as set forth in the most recent "Harvest Value Schedule" (or any successor publication) published by the California State Board of Equalization (or any successor agency) applicable to the timber sold during the period covered by such Harvest Value Schedule. Harvest Value Schedules are published twice a year for purposes of computing a yield tax imposed on timber harvested between January 1 through June 30 and July 1 through December 31. SBE Prices are not necessarily representative of actual prices that would be realized from unrelated parties at subsequent dates.

          After obtaining an approved THP, Scotia LLC offers for sale the logs to be harvested pursuant to such THP. While Scotia LLC may sell logs to third parties, it derives substantially all of its revenue from the sale of logs to Pacific Lumber pursuant to the New Master Purchase Agreement. Each sale of logs by Scotia LLC to Pacific Lumber is made pursuant to a separate log purchase agreement that relates to the Scotia LLC Timber covered by an approved THP and incorporates the provisions of the New Master Purchase Agreement. Each such log purchase agreement provides for the sale to Pacific Lumber of the logs harvested from the Scotia LLC Timber covered by such THP and generally constitutes an exclusive agreement with respect to the timber covered thereby, subject to certain limited exceptions. However, the timing and amount of log purchases by Pacific Lumber will be affected by factors outside the control of Scotia LLC, including regulatory and environmental factors, the financial condition of Pacific Lumber, Pacific Lumber's own supply of timber and its ability to harvest such timber, and the supply and demand for lumber products (which, in turn, will be influenced by demand in the housing, construction and remodeling industries).

          Scotia LLC continues to rely on Pacific Lumber to provide operational, management and related services not performed by its own employees with respect to the Scotia LLC Timberlands pursuant to a New Services Agreement (the "NEW SERVICES AGREEMENT"). The services under the New Services Agreement include the furnishing of all equipment, personnel and expertise not within Scotia LLC's possession and reasonably necessary for the operation and maintenance of the Scotia LLC Timberlands and the Scotia LLC Timber as well as timber management techniques designed to supplement the natural regeneration of, and increase the amount of, Scotia
LLC Timber.   Pacific Lumber is required to provide all services under the
New Services Agreement in a manner consistent in all material respects with prudent business practices which, in the reasonable judgment of Pacific Lumber, (a) are consistent with then current applicable industry standards and (b) are in compliance in all material respects with all applicable timber laws. As compensation for the services provided by Pacific Lumber pursuant to the New Services Agreement, Scotia LLC pays Pacific Lumber a services fee ("SERVICES FEE") which is adjusted each year based on a specified government index relating to wood products and reimburses Pacific Lumber for the cost of constructing, rehabilitating and maintaining roads, and performing reforestation services, on the Scotia LLC Timberlands, as determined in accordance with generally accepted accounting principles. Certain of such reimbursable expenses are expected to vary in relation to the amount of timber to be harvested in any given period.

          On the Closing Date, Scotia LLC and Pacific Lumber also entered into a New Additional Services Agreement (the "NEW ADDITIONAL SERVICES AGREEMENT") pursuant to which Scotia LLC provides certain services to Pacific Lumber. Services include (a) assisting Pacific Lumber to operate, maintain and harvest its own timber properties, (b) updating and providing access to the GIS with respect to information concerning Pacific Lumber's own timber properties and (c) assisting Pacific Lumber with its statutory and regulatory compliance. Pacific Lumber pays Scotia LLC a fee for such services equal to the actual cost of providing such services, as determined in accordance with generally accepted accounting principles.

          On the Closing Date, Scotia LLC, Pacific Lumber and Salmon Creek also entered into a New Reciprocal Rights Agreement whereby, among other things, the parties granted to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses. In addition, on the Closing Date, Pacific Lumber entered into a New Environmental Indemnification Agreement with Scotia LLC (the "NEW ENVIRONMENTAL INDEMNIFICATION AGREEMENT") with Scotia LLC, pursuant to which Pacific Lumber agreed to indemnify Scotia LLC from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the Scotia LLC Timberlands. In particular, Pacific Lumber is liable with respect to any contamination which occurred on the Scotia LLC Timberlands prior to the date of the agreement.

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

          Marketing

          In 1998, Britt sold approximately 86 million board feet of lumber products to approximately 57 different customers. Over one-half of its 1998 lumber sales were in California. The remainder of its 1998 sales were in ten other western states. In 1998, Britt had four customers which accounted for 23%, 20%, 12% and 11%, respectively, of Britt's total sales. Britt markets its products through its own salesmen to a variety of customers, including distribution centers, industrial remanufacturers, wholesalers and retailers.

          Britt's backlog of sales orders at December 31, 1998 and 1997 was approximately $3.2 million and $5.4 million, respectively, the substantial portion of which was delivered in the first quarter of the next fiscal year.

          Facilities and Employees
          Britt's manufacturing operations are conducted on 12 acres of land, 10 acres of which are leased on a long-term fixed-price basis from an unrelated third party. Production is conducted in a 46,000 square foot mill. An 18-acre log sorting and storage yard is located one quarter of a mile away. The mill was constructed in 1980, and capital expenditures to enhance its output and efficiency are made periodically. Britt's (single shift) mill capacity, assuming 40 production hours per week, is estimated at 37.4 million board feet of fencing products per year. As of March 1, 1999, Britt employed approximately 130 people, none of whom are covered by a collective bargaining agreement.

          Competition
          Management estimates that Britt accounted for approximately one-third of the total redwood fence market in 1998. Britt competes primarily with the northern California mills of Georgia Pacific, Eel River and Redwood Empire.

     REGULATORY AND ENVIRONMENTAL FACTORS AND HEADWATERS AGREEMENT

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" in this section for cautionary information with respect to such forward-looking statements.

          General
          Pacific Lumber's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations plays a significant role in Pacific Lumber's business. The California Forest Practice Act (the "FOREST PRACTICE ACT") and related regulations adopted by the California Board of Forestry (the "BOF") set forth detailed requirements for the conduct of timber harvesting operations in California. These requirements include the obligation of timber companies to prepare, and obtain regulatory approval of, detailed THPs containing information with respect to areas proposed to be harvested (see "--Pacific Lumber Operations-- Harvesting Practices" above). As described above (see "--Pacific Lumber Operations--Timber and Timberlands"), California law also requires large timber companies submitting THPs to demonstrate that their proposed timber operations will not decrease the sustainable productivity of their timberlands, including through review and approval by the CDF of an SYP establishing an LTSY for its timberlands. The federal Endangered Species Act (the "ESA") and California Endangered Species Act (the "CESA") provide in general for the protection and conservation of specifically listed wildlife species and plants which have been declared to be endangered or threatened. These laws generally prohibit certain adverse impacts on such species (referred to as a "TAKE"), except for incidental takes pursuant to otherwise lawful activities which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved HCP and related incidental take permit. An HCP, among other things, analyzes the potential impact of the incidental take of species and specifies measures to monitor, minimize and mitigate such impact. The operations of Pacific Lumber are also subject to the California Environmental Quality Act ("CEQA"), which provides for protection of the state's air and water quality and wildlife, and the California Water Quality Act and Federal Clean Water Act, which require that Pacific Lumber conduct its operations so as to reasonably protect the water quality of nearby rivers and streams.

          Compliance with such laws, regulations and judicial and administrative interpretations, together with other regulatory and environmental matters, have resulted in restrictions on the geographic scope and timing of Pacific Lumber's timber operations, increased operational costs and engendered litigation and other challenges to Pacific Lumber's operations. The designation of a species as endangered or threatened under the ESA or the CESA can significantly affect Pacific Lumber's business if that species inhabits the Scotia LLC Timberlands. The northern spotted owl, the marbled murrelet and the coho salmon are species the designation of which has the potential to significantly impact Pacific Lumber's business. In the absence of an approved HCP and incidental take permits, Pacific Lumber has been required to operate on a "no-take" basis with respect to these species. Prior to 1998, these matters had not had a significant adverse effect on Pacific Lumber's financial position, results of operations or liquidity. However, Pacific Lumber's 1998 results of operations were adversely affected by certain regulatory and environmental matters, including during the second half of 1998 the absence of a sufficient number of available THPs to enable Pacific Lumber to conduct its operations at historic levels.

          Consummation of the Headwaters Agreement
          In September 1996, Pacific Lumber and MAXXAM entered into the Headwaters Agreement with the United States and California that provided the framework for the acquisition by the United States and California of the Headwaters Timberlands owned by the Companies. These timberlands are commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (collectively, the "HEADWATERS TIMBERLANDS"). A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. Consummation of the Headwaters Agreement was conditioned upon, among other things (i) federal and state funding, (ii) state approval of an SYP, (iii) federal approval of a habitat conservation plan ("HCP") designed to monitor and mitigate the incidental take of species in connection with harvesting operations, (iv) the issuance of incidental take permits which allow for "incidental takes" of threatened or endangered species which do not jeopardize their continued existence, (v) acquisition of approximately 9,400 acres of the Elk River Timberlands and (vi) tax closing agreements satisfactory to MAXXAM and Pacific Lumber.

          In November 1997, President Clinton signed an appropriations bill which authorized the expenditure of $250 million of federal funds toward consummation of the Headwaters Agreement. In July 1998, the Companies released a draft multi-species habitat conservation plan ("MULTI-SPECIES HCP") and draft SYP (the Multi-Species HCP, together with the SYP, the "COMBINED PLAN") for the purpose of public review and comment. The Combined Plan provided for, among other things, certain measures designed to protect habitat for the marbled murrelet, a coastal seabird, and the northern spotted owl, and required a specified watershed analysis process designed to result in site specific protective zones for fish and other wildlife being established on Pacific Lumber's timberlands.

          In September 1998, California Governor Wilson signed a bill (the "CALIFORNIA HEADWATERS BILL") which, among other things, appropriated $130 million toward consummation of the Headwaters Agreement, and authorized the expenditure of up to $80 million toward the acquisition at fair market value of Scotia LLC's Owl Creek grove. The bill also provided that if any portion of the $80 million remained after purchase of the Owl Creek grove, it could be used to purchase certain other timberlands. Other provisions of the California Headwaters Bill authorized the expenditure of up to $20 million for the purchase of a portion of the Grizzly Creek grove, in which the timber is owned by Pacific Lumber and the land is owned by Scotia LLC. The California Headwaters Bill also contained provisions requiring the inclusion of additional environmentally focused provisions in the final version of the Combined Plan, including establishing wider interim streamside "no-cut" buffers (while the watershed analysis process referred to below is being completed) than provided for in the Combined Plan, imposing minimum and maximum "no-cut" buffers upon the completion of the watershed analysis process and designating the Owl Creek grove as a marbled murrelet conservation area.

          Beginning in December 1998, following the conclusion of the public review and comment period, federal and state regulatory agencies began to propose changes to the Combined Plan. These proposals, together with the California Headwaters Bill, sought to impose more stringent restrictions and requirements, reducing the amount of timber that could be harvested as compared to the amount contemplated by the Combined Plan. As a result, on December 17, 1998, Pacific Lumber announced that its negotiations with the regulatory agencies regarding these proposed revisions had not produced agreement on a Multi-Species HCP, as Pacific Lumber and Scotia LLC could not agree to certain of the proposed revisions and continue to operate effectively. Negotiations continued through December without the parties reaching an agreement, and on December 31, 1998, Pacific Lumber announced that it could not concur with the terms of the then-current agency proposals until it had received a copy of the final HCP ("FINAL HCP") and final SYP ("FINAL SYP") (the Final HCP and Final SYP, together and collectively, the "FINAL PLANS"), and it could review and analyze the Final Plans. On January 22, 1999, the federal and state agencies published the Final Plans, which included a revised Multi-Species HCP containing many of the restrictions to which Pacific Lumber had previously objected and certain other new restrictions not agreed to by Pacific Lumber and Scotia LLC.

          On February 16, 1999, Pacific Lumber and Scotia LLC filed with the CDF certain information regarding the Final Plans and estimates of sustained yield, harvest and economic impacts based on various scenarios giving effect to the new proposed restrictions (the "CDF FILING"). Pacific Lumber stated in the CDF Filing that, based on its computer modeled estimates, minimum average annual harvest levels of 210 million board feet of softwoods during the first decade were needed in order to generate income and cash flows to meet interest and capital expenditure obligations; to provide a minimum basis upon which to plan, adjust, budget and conduct future operations so as to meet financial obligations and avoid additional layoffs, mill closings and customer supply disruptions; and to satisfy its other obligations to employees, customers and creditors. On February 25, 1999, the CDF delivered a letter to Pacific Lumber that in effect interpreted the Final HCP to limit Pacific Lumber's projected average annual harvest levels during the first decade to approximately 137 million board feet of softwoods. On February 26, 1999, Pacific Lumber announced that it could not proceed to consummate the Headwaters Agreement based on these projected harvest levels and other factors.

          On March 1, 1999, the CDF delivered a superseding letter to Pacific Lumber approving the Final SYP and stating that, based upon further analysis and information, Pacific Lumber's projected base average annual harvest level during the first decade, consistent with the Final HCP, could be approximately 179 million board feet of softwoods (not including timber harvestable from the additional timber property which Scotia LLC had purchased since the issuance of the Timber Notes ("ADDITIONAL TIMBER PROPERTY") or other potential increases in harvest level). Further, on the same date, the Company received written clarification from the federal and state wildlife agencies that, among other things, the adaptive management provision in the Final HCP would be implemented on a timely and efficient basis, and in a manner that would be both biologically and economically sound. See "--The Final Plans."

          After consideration of all relevant factors, Pacific Lumber and Scotia LLC consummated the transactions contemplated by the Headwaters Agreement, and in consideration of the transfer of the Headwaters Timberlands, the United States and California paid $300 million, of which Salmon Creek received $299,850,000 (prior to payment of approximately $125,000 of related closing costs) and Scotia LLC received $150,000, and the United States and California transferred to Pacific Lumber approximately 7,700 acres of the Elk River Timberlands. California also entered into agreements with Scotia LLC and Pacific Lumber to purchase the Owl Creek grove and a portion of the Grizzly Creek grove, respectively. Further, in response to uncertainties regarding the potential impact of the consummation of the Headwaters Agreement on the Timber Notes, Salmon Creek deposited $285 million (representing all of its cash proceeds from the sale of the Headwaters Timberlands, net of estimated costs associated with the negotiation and consummation of the Headwaters Agreement), in an escrow account to be made available, while so held, as necessary to support the Timber Notes, and to be released only under certain circumstances. See "-- Escrow Agreement."

          The Final Plans
          The Final Plans were also completed in connection with the consummation of the Headwaters Agreement. The Final HCP provides for the issuance by state and federal regulatory agencies of the incidental take permits ("PERMITS") with respect to certain threatened, endangered and other species found on Pacific Lumber's timberlands over the 50 year term of the HCP. The Permits issued under the Final HCP allow incidental takes of 17 different species covered by the Final HCP, including the coho salmon, the marbled murrelet, the northern spotted owl and the steelhead trout.

          The Final HCP has modified certain provisions of the Combined Plan proposed in July 1998 and includes other provisions contemplated by the California Headwaters Bill. Among other things, it no longer covers 19 of the species which were included in the Combined Plan. The Final HCP also increased the size of certain areas to be set aside as marbled murrelet conservation areas, and has also adopted wider interim streamside "no cut" buffers as contemplated by the California Headwaters Bill.
Pending completion of the watershed analysis, the Final HCP also provides for "no cut" buffers adjacent to certain intermittent watercourses on Pacific Lumber's timberlands that flow only in response to significant precipitation. Pacific Lumber has not completed its analysis of the location of all of the intermittent streams on its property. The areas set aside for streamside buffers may be adjusted up or down, subject to certain minimum and maximum buffers, based upon the watershed analysis process, which the Final HCP requires be completed within five years of its effective date. The watershed analysis will also be reassessed every five years.

          The Final HCP also imposes certain restrictions on the use of roads on the timberlands covered by the Final HCP (the "COVERED LANDS") during several months of the year and during periods of wet weather, except for certain limited situations. These restrictions may restrict operations on the Covered Lands so that many harvesting activities could generally only be carried out from June through October of any particular harvest year, and then only if wet weather conditions do not exist. However, Pacific Lumber anticipates that some harvesting will be able to be conducted during the other months. The Final HCP also requires the Companies to stormproof 75 miles of roads on the Covered Lands on an annual basis, and also to build and repair certain roads. The Final HCP requires the stormproofing to be done between May 2 and October 14 of each year, while the road building and repair is to be accomplished between June 2 and October 14 of each year. The road stormproofing building and repair is also required to be suspended if certain wet weather conditions exist.

          The Final HCP contains an adaptive management provision, which various regulatory agencies have clarified will be implemented on a timely and efficient basis, and in a manner which will be both biologically and economically sound. This provision allows the Companies to propose changes that are consistent with the California Agreement (as defined below) to any of the Final HCP prescriptions based on, among other things, certain economic considerations. The regulatory agencies have also clarified that in applying this adaptive management provision, to the extent the changes proposed by Pacific Lumber do not result in the jeopardy of a particular species, the regulatory agencies will consider the practicality of the suggested changes, including the cost to Pacific Lumber and economic feasibility and viability.

          Implementing Agreements
          In connection with consummation of the Headwaters Agreement, the Companies entered into several implementing agreements, including an Implementation Agreement with Regard to Habitat Conservation Plan (the "IMPLEMENTATION AGREEMENT") among the Companies and National Marine Fisheries Service ("NMFS"), U.S. Fish and Wildlife Service ("USFWS"), California Department of Fish and Game ("CDFG") and the CDF (the "AGENCIES") to effectuate the Final HCP. Pursuant to the Implementation Agreement, NMFS, USFWS and CDFG found that the Final HCP met all applicable regulatory requirements and authorized the issuance of the Permits. Each new THP on the Covered Lands to be submitted by Pacific Lumber or Scotia LLC is required to incorporate the provisions of the Final HCP. Timber harvesting and certain other specified activities detrimental to the marbled murrelet are prohibited for the life of the Permits in all of the marbled murrelet conservation areas. Such activities are prohibited in the Grizzly Creek grove for an initial five-year period to allow an opportunity for a portion of the grove to be purchased. Timber harvesting and certain other specified activities may take place in the Grizzly Creek grove after the initial five-year period unless USFWS or CDFG, in conjunction with analysis from a scientific panel, make certain determinations under the ESA and CESA regarding the effect on the marbled murrelet of these activities. If USFWS or CDFG make such a determination, the Grizzly Creek grove is required to be managed as a marbled murrelet conservation area.

          Under the Implementation Agreement, the Companies are required to expend such funds as may be necessary to fulfill each of their obligations under the Final HCP and to post $2 million security to help secure certain of their obligations under the Final HCP, which amount is subject to an annual inflation index and is increased by the amount of any liquidated damages the Companies are required to pay to California in the prior year pursuant to the California Agreement. The Companies are also required to fund an independent third party to monitor compliance with the Final HCP.

          The Implementation Agreement permits the Companies to add up to 25,000 acres to the Final HCP so long as various conditions are satisfied, including that the acreage to be added must be situated within one mile of the main contiguous portion of the Covered Lands, which are defined in the Implementation Agreement generally to include all timberlands owned by the Companies on the date of the Implementation Agreement. The Implementation Agreement provides that the Companies may relinquish the Permits; provided that in the event of a relinquishment or revocation of the Permits, the Companies must fully mitigate for the take of species that has occurred prior to the relinquishment or revocation. The extent of the full mitigation that would be required depends on a variety of circumstances. If it is determined that the Companies must so mitigate for the prior take of species, the Companies are required to execute a binding covenant running with the land, in form and content satisfactory to the Agencies, setting forth such commitment.

          The Companies also entered into a separate agreement regarding enforcement of the California Headwaters Bill (the "CALIFORNIA AGREEMENT") with the California Resources Agency, CDFG, the CDF and the California Wildlife Conservation Board ("CWCB"). The California Agreement, among other things, provides that the Companies shall not undertake any timber harvesting detrimental to the marbled murrelet in conservation areas totaling approximately 7,700 acres for 50 years from the effective date of the California Agreement. Pursuant to the requirements of the California Agreement, the terms and conditions of the California Agreement were recorded at closing as terms and conditions against the Covered Lands, to bind the Company and its successors and assigns for a term of 50 years. The California Agreement further provides for various remedies in the event of a breach of the agreement, the Final HCP, the Implementation Agreement, the California Permit, the California Headwaters Bill or any THP, including the issuance of written stop orders with respect to specified harmful activities, and liquidated damages for various breaches.

          The California Agreement also provides that the Companies are liable to the state for the reasonable costs of mitigation or similar work performed by California as a "self-help" remedy in certain circumstances. The Companies are also required to reimburse California for monitoring for compliance with the agreement and to allow for inspection of timber harvesting activities. The Companies are also required to post $2 million security under the California Agreement (which is the same $2 million required, as described above, under the Implementation Agreement). The California Agreement also provides that it may not be amended unless, among other things, certain California academic officials and a panel of scientists have found the proposed amendment to be consistent with the ESA, the Final HCP and the California Headwaters Bill.

          Owl Creek and Grizzly Creek Agreements
          The California Headwaters Bill appropriated up to $80 million toward the purchase of the Owl Creek grove and up to an additional $20 million toward the purchase of a portion (as specified by California) of the Grizzly Creek grove. In connection with the consummation of the Headwaters Agreement, California entered into agreements with respect to the future purchase of the Owl Creek grove (the "OWL CREEK AGREEMENT") and a portion of the Grizzly Creek grove (the "GRIZZLY CREEK AGREEMENT").

          Under the Owl Creek Agreement, Scotia LLC agreed to sell the Owl Creek grove to the state of California for consideration consisting of the lesser of the appraised fair market value or $79.65 million. The state may pay the consideration for the Owl Creek grove to Scotia LLC in cash or, at the state's option, 25% in cash and the balance in three equal annual installments without interest. Should Scotia LLC disagree with the methodology of the appraisal or its application, or if the fair market value determined under the appraisal is less than $79.65 million, Scotia LLC would have the right to terminate the Owl Creek Agreement. California must purchase the Owl Creek grove by the later of the state's fiscal year immediately following the fiscal year in which the state purchases the Grizzly Creek property, or June 30, 2001. Consummation of the purchase transaction under the Owl Creek Agreement is also subject to typical real estate title and other closing conditions. The California Headwaters Bill provides that the appraisal methodology, at Scotia LLC's option, may assume the issuance of various permits and approvals with respect to the Owl Creek grove, including the Permits.

          With respect to the potential future Grizzly Creek sale, Pacific Lumber and the CWCB agreed that Pacific Lumber would transfer a portion of the Grizzly Creek grove to the state of California at a purchase price not to exceed $19.85 million. Pacific Lumber has furnished a list of licensed appraisers to California, and the state is to select an appraiser from this list to determine the fair market value of the property, with Pacific Lumber having the right to terminate the agreement if it reasonably disagrees with the methodology employed with respect to the appraisal or in the application of such methodology. The Grizzly Creek Agreement provides that California must purchase a portion of the Grizzly Creek grove by no later than October 31, 2000. Consummation of the purchase transaction under the Grizzly Creek Agreement is also subject to typical real estate title and other closing conditions. Also pursuant to the terms of the Grizzly Creek Agreement, Pacific Lumber granted the state of California a five-year option to purchase, at fair market value, additional property within the Grizzly Creek grove. The net proceeds of the sale of the Grizzly Creek property will be placed in escrow (on the same basis as the net proceeds of the sale of the Headwaters Timberlands) unless, at the time of receipt of such proceeds, funds are no longer on deposit under the Escrow Agreement. See "--Escrow Agreement."

          Water Quality
          Under the Federal Clean Water Act, the Environmental Protection Agency (the "EPA") is required to establish total maximum daily load limits ("TMDLS") in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board ("NCRWQCB") are in the process of establishing TMDL limits for seventeen northern California rivers and certain of their tributaries, including certain water courses that flow within the Scotia LLC Timberlands. As part of this process, the EPA and the NCRWQCB are expected to submit the TMDL requirements on the Scotia LLC Timberlands for public review and comment. Following the comment period, the NCRWQCB would finalize the TMDL requirements applicable to the Scotia LLC Timberlands, which may require aquatic measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process contained in the Final HCP.

          Impact of Future Legislation
          Laws, regulations and related judicial decisions and administrative interpretations dealing with Pacific Lumber's business are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. From time to time, bills are introduced in the California legislature and the U.S. Congress which relate to the business of Pacific Lumber, including the protection and acquisition of old growth and other timberlands, threatened and endangered species, environmental protection, air and water quality and the restriction, regulation and administration of timber harvesting practices. In addition to existing and possible new or modified statutory enactments, regulatory requirements and administrative and legal actions, the California timber industry remains subject to potential California or local ballot initiatives and evolving federal and California case law which could affect timber harvesting practices. It is not possible to assess the effect of such future legislative, judicial and administrative events on Pacific Lumber or its business.

          Timber Operator's License
          On February 26, 1999, the CDF issued Pacific Lumber a conditional TOL for calendar year 1999. The 1999 TOL requires, among other things, that harvesting under approved THPs by Pacific Lumber, Scotia LLC and their contractors will be governed by limitations that require non-emergency road use activities to cease under certain wet weather conditions. Item 3. "Legal Proceedings--Pacific Lumber Litigation--Timber Operator's License."

          Escrow Agreement
          As a result of the sale of the Headwaters Timberlands, Salmon Creek received proceeds of $299,850,000 in cash, prior to payment of closing costs and expenses. Pursuant to an Escrow Agreement entered into among Salmon Creek, Pacific Lumber and an escrow agent (the "ESCROW AGENT"), Salmon Creek has deposited approximately $285 million of such proceeds into a restricted account (the "ESCROWED FUNDS"), which Escrowed Funds will be made available, while so held in escrow, as necessary to support the Timber Notes with the balance of approximately $15 million to be retained to defray expenses in connection with negotiation and consummation of the Headwaters Agreement. In the event that the expenses in connection with the negotiation and consummation of the Headwaters Agreement are less than $15 million, the remaining unused portion of the $15 million estimated expense amount is to be added to the Escrowed Funds. The net proceeds of the sale of a portion of the Grizzly Creek grove will also be placed in escrow (on the same basis as the net proceeds of the sale of the Headwaters Timberlands) unless, at the time of receipt of such proceeds, funds are no longer on deposit under the Escrow Agreement. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities--Forest Products Operations--Financing Activities and Liquidity" for information regarding the circumstances under which the Escrowed Funds can be released.

REAL ESTATE OPERATIONS

          General
          The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Puerto Rico, Arizona and California. At December 31, 1998, the Company had approximately $18.1 million of outstanding receivables derived from the financing of real estate sales in its land developments and may continue to finance real estate sales in the future.

          Principal Properties
          Palmas del Mar. Palmas del Mar, a master-planned community located on the southeastern coast of Puerto Rico near Humacao ("PALMAS"), was acquired by a subsidiary of the Company in 1984. As of December 31, 1998, Palmas included approximately 38 developed lots, parcels held for sale consisting of 116 acres, and approximately 1,300 acres of undeveloped land. Palmas del Mar Properties, Inc. ("PDMPI"), the subsidiary through which the Company primarily conducts operations at Palmas, is planning the development and sale of certain of this remaining acreage. PDMPI or its affiliates also own a 23-room luxury hotel known as the Palmas Inn (which is currently closed as it undergoes repairs for hurricane damaged suffered in 1998), a casino, a Gary Player-designed 18-hole golf course, a Rees Jones-designed 18-hole golf course, 20 tennis courts, and other facilities within Palmas. Additionally, 104 condominiums are utilized by PDMPI in its timesharing program (comprising 5,300 time-share intervals, of which approximately 700 remain to be sold). A 102-room hotel and adjacent executive convention center, known as the Wyndham Candelero Hotel (which is also currently closed undergoing repairs for hurricane damage), a marina, and certain restaurant facilities within Palmas, are owned and operated by third parties. Approximately 1,600 private residences are also presently located within Palmas.

          In 1998, PDMPI sold approximately 32 acres, 13 residential lots, 529 time-share intervals, 272 time-share conversions, and 21 condominiums for an aggregate of $22.9 million before net deferred income of $6.9 million. In 1997, PDMPI sold approximately five acres to be developed as a residential project, 366 time-share intervals and 573 time-share conversions for an aggregate of $7.9 million, before deferred income of $2.2 million. During 1996, PDMPI completed the sale of the Wyndham Candelero Hotel and certain other assets of Palmas. PDMPI is entitled to royalty payments from the purchaser, for a period of 49 years, equal to 3% of the gross revenues from the Wyndham Candelero Hotel and a percentage of gross revenues from certain other assets. The Wyndham Candelero Hotel and certain other current or former assets of Palmas are being managed for the purchaser and PDMPI by an affiliate of Wyndham Hotels.

          Palmas Country Club, Inc. ("PCCI"), a subsidiary of PDMPI, owns the Palmas Country Club which consists of the two golf courses at Palmas, a clubhouse, tennis courts and other facilities. During 1998, PCCI completed construction of the Rees Jones-designed golf course and related facilities.

          Fountain Hills. In 1968, a subsidiary of the Company purchased and began developing approximately 12,100 acres of real property at Fountain Hills, Arizona, which is located near Phoenix and adjacent to Scottsdale, Arizona. As of December 31, 1998, Fountain Hills had approximately 2,320 acres of undeveloped residential land, 42 developed commercial and industrial lots, 33 acres of undeveloped commercial and industrial land and 57 developed residential lots available for sale. The year-round population of Fountain Hills is approximately 18,000. The Company is planning the development of certain of the remaining acreage at Fountain Hills. Future sales are expected to consist mainly of undeveloped acreage, semi-developed parcels and fully-developed lots. During 1998, 43 residential lots, 30 commercial parcels, and 29 acres were sold for an aggregate of $11.3 million, before net deferred income recognized of $3.6 million. During 1997, 63 residential lots, 20 commercial parcels and 193 acres were sold for an aggregate of $19.1 million before net deferred income of $4.4 million. These sales figures do not include those arising from the SunRidge Canyon development described in the following paragraph.

          In 1994, a subsidiary of the Company entered into a joint venture to develop an area in Fountain Hills known as SunRidge Canyon. The development is a residential, golf-oriented, upscale master-planned community. The project includes 950 acres, of which 185 acres have been developed into a championship-quality, public golf course which opened for play in November 1995. The remaining 765 acres are being developed into approximately 823 single family lots, 571 of which had been sold as of December 31, 1998. Sales of the individual lots began in November 1995. The project consists of both custom lots, marketed on an individual basis, and production lots, marketed to home builders. There are currently three homebuilders actively involved in the construction and sale of new production homes within SunRidge Canyon. During 1998, 52 custom lots and 182 production lots were sold for an aggregate of $15.5 million. During 1997, 43 custom lots and 172 production lots were sold for an aggregate of $13.8 million. The development is owned by SunRidge Canyon L.L.C., an Arizona limited liability company organized by a subsidiary of the Company and SunCor Development Company. A subsidiary of the Company holds a 50% equity interest in the joint venture.

          In 1998, a subsidiary of the Company entered into a joint venture to develop an area in Fountain Hills known as FireRock Country Club. The development is a residential, golf-oriented, upscale master-planned community. The project includes 808 acres, of which 283 acres are being developed into a private country club offering an 18-hole championship golf course, a 29,000 square foot clubhouse facility, and supporting swim, tennis and fitness facilities. The remaining 525 acres are being developed into approximately 375 single family lots and 254 attached villas. Construction of the country club and the first phase of the residential component is currently underway with opening of the golf course and the initial sale of lots scheduled for December 1999. The single family lots will be marketed on an individual basis and the land for the villas will be marketed to home builders. The development is owned by FireRock, L.L.C., a Delaware limited liability company organized by a subsidiary of the Company (which holds a 50% equity interest in the joint venture) and an unaffiliated third party.

          Rancho Mirage. In 1991, a subsidiary of the Company acquired Mirada, a 195-acre luxury resort-residential project located in Rancho Mirage, California. Mirada is a master planned community built into the Santa Rosa Mountains, 650 feet above the Coachella Valley floor. Two of the five parcels within the project have been developed, one of which is a custom lot subdivision of 46 estate lots. The Ritz-Carlton Rancho Mirage Hotel, which is owned and operated by a third party, was developed on the second parcel. The three remaining parcels encompass approximately 130 acres, which, under a development agreement with the City of Rancho Mirage which extends until 2011, may be developed with a variety of residential uses. During 1998, 5 lots and one house were sold for an aggregate of $4.6 million before deferred income of $0.5 million. The Company is currently marketing the project's 4 fully-developed lots, one house and an off-site commercial property, and engages in limited construction and direct sale of residential units. The Company is also attempting to obtain environmental approvals for development of all three of its remaining parcels within Mirada, and final regulatory approvals for development of one of these. There can be no assurance that the Company can satisfy the requirements of such environmental approvals or any additional conditions of such final approvals.

          Other. The Company through its subsidiaries, owns a number of other properties in Arizona, New Mexico and Texas. Efforts are underway to sell most of these properties.

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

          Employees
          As of March 1, 1999, the Company's real estate operations had approximately 200 employees.

     RACING OPERATIONS

          General
          MAXXAM, through various wholly owned subsidiaries, holds a 98.2% equity interest in, and 97.5%% (or $51.2 million) of the 11% Senior Secured Extendible Notes of, Sam Houston Race Park, Ltd. ("SHRP, LTD."). SHRP, Ltd. is a Texas limited partnership which owns and operates Sam Houston Race Park (the "RACE PARK"), a Texas Class 1 horse racing facility located within the greater Houston metropolitan area. Another wholly owned subsidiary of MAXXAM is the new managing general partner of SHRP, Ltd.

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

          Marketing and Competition
          The Race Park believes that the majority of the patrons for the Race Park reside within a 20-mile radius of the Race Park, which includes most of the greater Houston metropolitan area, and that a secondary market of occasional patrons can be developed outside the 20-mile radius but within a 50-mile radius of the Race Park. The Race Park uses a number of marketing strategies in an attempt to reach these people and make them more frequent visitors to the Race Park. The Race Park competes with other forms of entertainment, including casinos located approximately 125 to 150 miles from Houston, a greyhound racetrack located 60 miles from the Race Park and a wide range of sporting events and other entertainment activities in the Houston area. The Race Park could in the future also compete with other forms of gambling in Texas, including casino gambling on Indian reservations or otherwise. While the Race Park believes that the location of the Race Park is a competitive advantage over the other more distant gaming ventures mentioned above, the most significant challenge for the Race Park is to develop and educate new racing fans in a market where pari-mutuel wagering has been absent since the 1930s. Other competitive factors faced by the Race Park include the allocation of sufficient live race days by the Racing Commission and attraction of sufficient race horses to run at the Race Park. The Race Park had 129 days of live racing during 1998. The Race Park currently has 133 days of live racing scheduled for 1999.

EMPLOYEES

          At March 1, 1999, MAXXAM and its subsidiaries employed approximately 2,000 persons, exclusive of those involved in Aluminum Operations.


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

          On December 26, 1995, the OTS initiated a formal administrative proceeding (the "OTS ACTION") against the Company and others by filing a Notice of Charges (No. AP 95-40; the "NOTICE"). The Notice alleges, among other things, misconduct by the Company, Federated Development Company ("FEDERATED"), Mr. Charles Hurwitz and others (the "respondents") with respect to the failure of USAT. Mr. Hurwitz is the Chairman of the Board and Chief Executive Officer of the Company. Mr. Hurwitz is also the Chairman of the Board and Chief Executive Officer of Federated, a New York business trust wholly owned by Mr. Hurwitz, members of his immediate family and trusts for the benefit thereof. Mr. Hurwitz and a wholly owned subsidiary of Federated collectively own approximately 68% of the aggregate voting power of the Company. The Notice claims, among other things, that the Company was a savings and loan holding company, that with others it controlled USAT, and that, as a result of such status, it was obligated to maintain the net worth of USAT. The Notice makes numerous other allegations against the Company and the other respondents, including that through USAT it was involved in prohibited transactions with Drexel, Burnham, Lambert Inc. ("DREXEL"). The OTS's pre-hearing statement alleged unspecified damages in excess of $560 million from the Company and Federated for restitution and reimbursement against loss for their pro rata portion (allegedly 35%) of the amount of USAT's capital deficiency and all imbedded losses as of the date of USAT's receivership (allegedly $1.6 billion). The OTS also seeks civil money penalties and a removal from, and prohibition against the Company and the other respondents engaging in, the banking industry. The hearing on the merits of this matter concluded March 1, 1999. Post trial briefing is expected to continue at least through September 1999. A recommended decision by the administrative law judge is not expected any sooner than late 1999. A final agency decision would be issued by the OTS Director thereafter. Such decision would then be subject to appeal by any of the parties to the federal appellate court and, if adverse to the defendants, subject to bonding. On February 10, 1999, the OTS and the FDIC settled with all of the respondents except Mr. Hurwitz, the Company and Federated for $1.0 million and limited cease and desist orders. It is impossible to predict the ultimate outcome of the foregoing matter or its potential impact on the Company's consolidated financial position, results of operations or liquidity. See also the description of the FDIC action below.

          On August 2, 1995, the Federal Deposit Insurance Corporation ("FDIC") filed a civil action entitled Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (the "FDIC ACTION") in the U.S. District Court for the Southern District of Texas (No. H-95-3956). The original complaint was against Mr. Hurwitz and alleged damages in excess of $250.0 million based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. The original complaint further alleged, among other things, that Mr. Hurwitz was obligated to ensure that UFG, Federated and MAXXAM maintained the net worth of USAT. In January 1997, the FDIC filed an amended complaint which seeks, conditioned on the OTS prevailing in the OTS action, unspecified damages from Mr. Hurwitz relating to amounts the OTS does not collect from the Company and Federated with respect to their alleged obligations to maintain USAT's net worth. On February 6, 1998, Mr. Hurwitz filed a motion seeking dismissal of this action. On November 2, 1998, Mr. Hurwitz filed a supplement to his motion to dismiss and on December 9, 1998, Mr. Hurwitz filed a supplemental motion for sanctions against the FDIC. On March 12, 1999, the Court held a hearing on pending motions including the motion to dismiss, and on March 15, 1999, the Court confirmed that it had taken the motion to dismiss under advisement. It is impossible to predict the ultimate outcome of the foregoing matter or its potential impact on the Company's consolidated financial position, results of operations or liquidity.

          In January 1995, an action entitled U.S., ex rel., Martel v. Hurwitz, et al. (the "MARTEL ACTION") was filed in the U.S. District Court for the Northern District of California (No. C 95-0322), which named as defendants the Company, Mr. Hurwitz, MGI, Federated, UFG and a former director of the Company. This action was purportedly brought by the plaintiff on behalf of the U.S. government; however, the U.S. government declined to participate in the suit. The suit alleged that defendants made false statements and claims in violation of the Federal False Claims Act in connection with USAT. On January 22, 1999, the Court granted defendants' motion to dismiss and assessed costs against the plaintiff. MAXXAM is also seeking to recover attorneys' fees in the amount of approximately $110,000, including as a sanction against plaintiff and his counsel for filing a frivolous lawsuit.

KAISER LITIGATION

     ASBESTOS-RELATED LITIGATION

          KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. For additional information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities--Aluminum Operations-- Commitments and Contingencies" and Note 12 to the Consolidated Financial Statements under the headings "Environmental Contingencies" and "Asbestos Contingencies."

     LABOR MATTERS

          In connection with the USWA strike and subsequent lock-out by KACC, certain allegations of unfair labor practices ("ULPs") have been filed with the National Labor Relations Board by the USWA and its members. KACC has responded to all such allegations and believes that they are without merit. If the allegations were sustained, KACC could be required to make locked-out employees whole for back wages from the date of the lock-out in January 1999.

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

PACIFIC LUMBER LITIGATION

     TIMBER HARVESTING LITIGATION

          On August 12, 1998, an action entitled Environmental Protection Information Center, Inc., Sierra Club v. Pacific Lumber, Scotia Pacific Holding Company, Salmon Creek Corporation (No. C 98-3129) (the "EPIC LAWSUIT") was filed in the United States District Court for the Northern District of California. The action relates to a number of Scotia Pacific's THPs. The plaintiffs allege that certain procedural violations of the ESA have resulted from logging activities on Pacific Lumber's timberlands and seek to prevent the defendants from carrying out any harvesting activities until certain wildlife consultation requirements under the ESA are satisfied in connection with the Combined Plan. See "Business--Forest Products Operations--Regulatory and Environmental Matters and Headwaters Agreement." On September 3, 1998, the Court granted plaintiffs' motion for preliminary injunction covering three THPs (consisting principally of old growth Douglas-fir timber) pending evidentiary hearings. Following the evidentiary hearings, which concluded on October 22, 1998, the Court requested additional briefing, which was filed on November 9, 1998. On March 15, 1999, the Court affirmed its preliminary injunction until it reaches a decision on the merits of the EPIC Lawsuit. However, subsequent to this ruling, the Court heard the defendants' motion for summary judgment on the merits of the case, and issued an order for plaintiffs to show cause why the lawsuit should not be dismissed as moot since the consultation requirement appears to have been concluded. While the Company believes that the consummation of the Headwaters Agreement is a positive development with respect to the EPIC Lawsuit, the Company is unable to predict the outcome of this case or its ultimate impact on the Company's financial condition or results of operations.

          On January 26, 1998, an action entitled Coho Salmon, Environmental Information Center, Inc. and Sierra Club v. Pacific Lumber, Scotia Pacific Holding Company and Salmon Creek Corporation (No. C 98-0283) (the "COHO LAWSUIT") was filed in the United States District Court for the Northern District of California. This action alleged among other things, violations of the ESA and claims that defendants' logging operations in five watersheds have contributed to the "take" of the coho salmon. On March 22, 1999, the Court approved the agreed dismissal with prejudice of this lawsuit.

          On May 27, 1998, an action entitled Mateel Environmental Justice Foundation v. Pacific Lumber, Scotia Pacific Holding Company and Salmon Creek Corporation and MAXXAM Group Inc. (No. DR 980301) was brought and is now pending in the Superior Court of Humboldt County. This action alleges, among other things, violations of California's unfair competition law of the business and professions code based on citations and violations (primarily water quality related) issued against the defendants since 1994
in connection with a substantial number of THPs.    On January 5, 1999,
plaintiff amended its complaint and narrowed its claim to 17 THPs. The plaintiff seeks, among other things, disgorgement of profits, and an injunction prohibiting alleged unlawful actions and requiring corrective action.

          On December 2, 1997, a lawsuit entitled Kristi Wrigley, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia
Pacific Company LLC and Federated Development Company (No. 9700399) (the "WRIGLEY LAWSUIT") was filed in the Superior Court of Humboldt County. This action has been consolidated with an action entitled Jennie Rollins, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Burnum Timber Company (No. 9700400) (the "ROLLINS LAWSUIT") which was also filed on December 2, 1997 in the Superior Court of Humboldt County. These actions allege, among other things, that defendants' logging practices have damaged the plaintiffs' properties and property values by contributing to the destruction of certain watersheds and other areas, including the Elk River watershed and the Stafford area, and have also contributed to landslides in these areas. Plaintiffs further allege that in order to have THPs approved in connection with these areas, the defendants submitted false information to the CDF in violation of the California Business and Professions Code and the Racketeering Influence and Corrupt Practices Act ("RICO"). The plaintiffs amended their complaints by alleging that the number of THPs involved in the lawsuit was 343 (an increase from the 150 in the original complaints). Plaintiffs seek unspecified damages and other relief. The Company is unable to predict the outcome of this case or the ultimate impact this matter will have on its consolidated financial position, results of operations or liquidity.

          Pacific Lumber is also subject to certain other pending THP cases which would not be expected to have a material adverse effect upon Pacific Lumber, however, due to the diminished supply of THPs currently held by Pacific Lumber, the issuance of injunctive or similar relief in certain of these cases could exacerbate the difficulties that Pacific Lumber has been experiencing with respect to the conduct of normal harvesting operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Forest Products Operations--Net Sales."

          On or about January 29, 1999, Pacific Lumber received a letter from two private environmental advocacy groups of their 60-day notice of intent to sue Scotia LLC, Pacific Lumber, several of the federal and state agencies and others under the ESA. The letter alleges various violations of the ESA, and challenges, among other things, the validity and legality of the Permits issued in conjunction with the Final Plans. The Company does not know when or if a lawsuit will be filed by the groups regarding these matters, or if a lawsuit is filed, the ultimate impact of such lawsuit on the Final Plans or the Company's consolidated financial condition or results of operations.

     TIMBER OPERATOR'S LICENSE

          Historically, Pacific Lumber has conducted logging operations on the Scotia LLC Timberlands with its own staff of logging personnel as well as through contract loggers. In order to conduct logging operations in California, a logging company must obtain from the CDF a timber operator's license ("TOL"), which license is subject to annual renewal. On December 30, 1997, the CDF issued a statement of issues in connection with an administrative action entitled In the Matter of the Statement of Issues
Against: the Pacific Lumber Company, Timber Operator License A-5326 (No. LT 97-8). This administrative action sought to deny Pacific Lumber's application for a 1998 TOL based on various violations of the rules and regulations of the Forest Practice Act. On the same date, Pacific Lumber entered into a stipulation with the CDF (the "STIPULATION") and received a conditional TOL for 1998 ("1998 TOL"). The 1998 TOL and Stipulation were conditioned on, among other things, Pacific Lumber complying with existing requirements governing timber harvesting, wet weather operating restrictions and additional inspection and self-monitoring obligations.

          The CDF notified Pacific Lumber on November 9, 1998 that it had suspended Pacific Lumber's TOL for the remainder of 1998 due to violations of the Forest Practice Act. Pacific Lumber determined not to appeal the suspension of its 1998 TOL, and applied for a new TOL from the CDF for 1999. On February 26, 1999, the CDF issued Pacific Lumber a conditional TOL for calendar year 1999. The 1999 TOL requires, among other things, that harvesting under approved THPs by Pacific Lumber, Scotia LLC and their contractors will be governed by limitations that require non-emergency road use activities to cease under certain wet weather conditions. These road use restrictions are substantially similar to those applicable under the Final Plans and the 1998 TOL. The 1999 TOL also requires Pacific Lumber to enhance its compliance program. The 1999 TOL, among other things, also contains a requirement that Pacific Lumber pay a conservation organization designated by the CDF three times the value of any timber felled by Pacific Lumber or any other licensed timber operator in any no-cut zone on its or Scotia LLC's timberlands. The 1999 TOL also advises Pacific Lumber that should the 1999 TOL be revoked, the issuance of a new conditional license, absent compelling circumstances, would be unlikely.

     TAKINGS LITIGATION

          On May 7, 1996, Pacific Lumber, Scotia Pacific and Salmon Creek filed a lawsuit entitled The Pacific Lumber Company, et al. v. The United States of America (No. 96-257L) in the United States Court of Federal Claims seeking "just compensation" damages for the taking of certain of their timberlands by the federal government through application of the ESA. Salmon Creek filed a similar action entitled Salmon Creek Corporation v. California State Board of Forestry, et al. (No. 96CS01057) in the Superior Court of Sacramento County. These actions were dismissed with prejudice as a condition of and upon consummation of the Headwaters Agreement.

     HUNSAKER ACTION

          On November 24, 1998, an action entitled William Hunsaker, et al.
v. Charles E. Hurwitz, Pacific Lumber, MAXXAM Group Inc., MXM Corp., Federated Development Company and Does I-50 (No. C 98-4515) was filed in the United States District Court for the Northern District of California. This action alleges, among other things, that a class consisting of the vested employees and retirees of the former Pacific Lumber Company (Maine) ("OLD PALCO") is entitled to recover approximately $60 million of surplus funds allegedly obtained through deceit and fraudulent acts from the Old Palco retirement plan that was terminated in 1986 following the Company's acquisition of Pacific Lumber. Plaintiffs further allege that defendants violated the RICO and engaged in numerous acts of unfair business practices in violation of the California Business and Professions Code. In addition to seeking the surplus funds, plaintiffs also seek, among other things, a constructive trust on the assets traceable from the surplus funds, plus interest, trebling of damages for violation of RICO, punitive damages, and injunctive and other relief. On January 11, 1999, the Court granted the defendants' request to stay further proceedings in this matter, except for the case management conference set for March 29, 1999, until after a hearing and ruling on the defendants' motion to dismiss, which was filed on January 19, 1999 and which was taken under advisement on March 26, 1999.

OTHER MATTERS

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



                                                   1998                        1997
                                       --------------------------- ---------------------------
                                            HIGH          LOW           HIGH          LOW
                                       ------------- ------------- ------------- -------------
     First quarter                         65.25         41.50         53.75         45.25
     Second quarter                        63.63         54.13         48.75         41.88
     Third quarter                         63.69         53.63         62.38         46.63
     Fourth quarter                        57.75         45.81         56.50         41.00



          The following table sets forth the number of record holders of each class of publicly owned securities of the Company at March 1, 1999:



                                                           NUMBER OF
                                                            RECORD
                     TITLE OF CLASS                         HOLDERS
-------------------------------------------------------- ------------
Common Stock                                                     4,286
Class A $.05 Non-cumulative Participating Convertible
     Preferred Stock                                                31



          The Company has not declared any cash dividends on its Common Stock and has no present intention to do so.



ITEM 6.        SELECTED FINANCIAL DATA

          The following summary of consolidated financial information for each of the five years ended December 31, 1998 is not reported upon herein by independent public accountants and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto which are contained elsewhere herein.



                                                          YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------------------------------
                                        1998          1997           1996          1995         1994
                                   ------------   ------------  ------------  ------------  ------------
                                               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF
     OPERATIONS:
     Net sales                         $2,572.7   $    2,729.1  $    2,543.3  $    2,565.2  $    2,115.7
     Operating income                     125.6          236.4         131.3         257.6           7.3
     Income (loss) before
          extraordinary item              (14.7)          65.2          22.9          57.5        (116.7)
     Extraordinary item, net (1)          (42.5)             -             -             -          (5.4)
     Net income (loss)                    (57.2)          65.2          22.9          57.5        (122.1)
CONSOLIDATED BALANCE SHEET AT
     END OF PERIOD:
     Total assets                       4,075.2        4,114.2       4,115.7       3,832.3       3,690.8
     Long-term debt, less
          current maturities            1,977.3        1,888.0       1,881.9       1,585.1       1,582.5
     Stockholders' deficit (2)            (56.8)          (2.9)        (50.8)        (83.8)       (275.3)

PER SHARE INFORMATION:
     Basic:
          Income (loss) before
               extraordinary item         (2.10)          7.81          2.63          6.60        (13.43)
          Extraordinary item              (6.07)             -             -             -          (.61)
          Net income (loss)               (8.17)          7.81          2.63          6.60        (14.04)
     Diluted:
          Income (loss) before
               extraordinary
               item                       (2.10)          7.14          2.42          6.08        (13.43)
          Extraordinary item              (6.07)             -             -             -          (.61)
          Net income (loss)               (8.17)          7.14          2.42          6.08        (14.04)




---------------
(1) Extraordinary losses relate to refinancing of long-term debt, net of income tax benefits of $22.9 million and $2.9 million for 1998 and 1994, respectively.
(2) MAXXAM Inc. has not declared or paid any cash dividends during the five year period ended December 31, 1998.


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

RESULTS OF OPERATIONS

     ALUMINUM OPERATIONS

          Aluminum operations account for the substantial portion of the Company's revenues and operating results. Kaiser Aluminum Corporation through KACC operates in four business segments: bauxite and alumina, primary aluminum, flat-rolled products and engineered products. Kaiser uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities.
Intersegment transfers are valued at estimated market prices.

          Industry Overview
          Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold and on hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations (see Notes 1 and 13 to the Consolidated Financial Statements for a discussion of Kaiser's hedging activities).

          During 1998, the Average Midwest United States transaction price ("AMT PRICE") per pound of primary aluminum experienced a steady decline, beginning the year in the $.70 to $.75 per pound range and ending the year in the low $.60 per pound range. Subsequent to December 31, 1998, the AMT Price has continued to decline. At February 26, 1999, the AMT Price was
$.58 per pound.   During 1997, the AMT Price remained in the $.75 to $.80
per pound price range for the first eleven months before declining to the low $.70 per pound range in December. The AMT Price for 1996 remained fairly stable, generally in the $.70 to $.75 per pound range, through June and then declined during the second half of the year, reaching a low of approximately $.65 per pound for October 1996, before recovering late in the year.

          Summary
          The following table presents selected operational and financial information with respect to the Company's aluminum operations for the years ended December 31, 1998, 1997, and 1996. This information is presented in a different format from that used in prior years as a result of Kaiser's adoption of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" as of December 31, 1998. Prior year information has been restated to conform to Kaiser's new presentation format.




                                                            YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------
                                                      1998            1997             1996
                                                 -------------   -------------    -------------
                                                            (IN MILLIONS OF DOLLARS,
                                                          EXCEPT SHIPMENTS AND PRICES)
Shipments:(1)
     Alumina:
          Third party                                  2,250.0         1,929.8          2,073.7
          Intersegment                                   750.7           968.0            912.4
                                                 -------------   -------------    -------------
               Total alumina                           3,000.7         2,897.8          2,986.1
                                                 -------------   -------------    -------------
     Primary aluminum:
          Third party                                    263.2           327.9            355.6
          Intersegment                                   162.8           164.2            128.3
                                                 -------------   -------------    -------------
               Total primary aluminum                    426.0           492.1            483.9
                                                 -------------   -------------    -------------
     Flat-rolled products                                235.6           247.9            204.8
                                                 -------------   -------------    -------------
     Engineered products                                 169.4           152.1            122.3
                                                 -------------   -------------    -------------
Average realized third party sales price: (2)
     Alumina (per ton)                           $         197   $         198    $         195
     Primary aluminum (per pound)                         0.71            0.75             0.69
Net sales:
     Bauxite and alumina:
          Third party (includes net sales of
               bauxite)                          $       472.7   $       411.7    $       431.0
          Intersegment                                   135.8           201.7            194.1
                                                 -------------   -------------    -------------
               Total bauxite and alumina                 608.5           613.4            625.1
                                                 -------------   -------------    -------------
     Primary aluminum:
          Third party                                    409.8           543.4            538.3
          Intersegment                                   233.5           273.8            217.4
                                                 -------------   -------------    -------------
               Total primary aluminum                    643.3           817.2            755.7
                                                 -------------   -------------    -------------
     Flat-rolled products                                714.6           743.3            626.0
     Engineered products                                 581.3           581.0            504.4
     Minority interests                                   78.0            93.8             90.8
     Eliminations                                       (369.3)         (475.5)          (411.5)
                                                 -------------   -------------    -------------
               Total net sales                   $     2,256.4   $     2,373.2    $     2,190.5
                                                 =============   =============    =============
Operating income                                 $        96.5   $       174.0    $       103.7
                                                 =============   =============    =============
Income (loss) before income taxes and minority
     interests                                   $       (10.0)  $        66.3    $         7.6
                                                 =============   =============    =============
Capital expenditures and investments in
     unconsolidated affiliates(3)                $        77.6   $       128.5    $       161.5
                                                 =============   =============    =============



---------------
(1) Shipments are expressed in thousands of metric tons. A metric ton is equivalent to 2,204.6 pounds.
(2) Average realized prices for the Kaiser's flat-rolled products and engineered products segments are not presented as they may not necessarily be indicative of a specific business trend as such prices are subject to fluctuations due to changes in product mix.
(3) Includes $7.2 million, $6.6 million and $7.4 million funded by Kaiser's minority partners in certain foreign joint ventures in 1998, 1997 and 1996, respectively.


          Results for 1998 include the effect of two nonrecurring items including approximately $60.0 million of pre-tax incremental expense and the earnings impact of lost volume associated with a strike by members of the USWA at five U.S. locations that began on September 30, 1998 and $45.0 million pre-tax non-cash charge to reduce the carrying value of Kaiser's Micromill assets. In addition to the reduction in carrying value in 1998, Kaiser had operating losses of $18.4 million, $24.5 million and $14.5 million associated with its Micromill assets in 1998, 1997 and 1996.

          Results for 1997 include the effect of a nonrecurring pre-tax charge of $19.7 million related to restructuring of operations.

          Recent Events and Developments

          Labor Matters
          Substantially all of KACC's hourly workforce at the Gramercy, Louisiana, alumina refinery, Mead and Tacoma, Washington, aluminum smelters, Trentwood, Washington, rolling mill, and Newark, Ohio, extrusion facility were covered by a master labor agreement with the USWA which expired on September 30, 1998. The parties did not reach an agreement prior to the expiration of the master agreement, and the USWA chose to strike. As previously announced, in January 1999 KACC declined an offer by the USWA to have the striking workers return to work at the five plants without a new agreement. KACC imposed a lock-out to support its bargaining position and continues to operate the plants with salaried employees and other workers as it has since the strike began. Based on operating results to date, Kaiser believes that a significant business interruption will not occur.

          KACC and the USWA continue to communicate; however, no formal schedule for bargaining sessions has been developed at this time. The objective of Kaiser has been, and continues to be, to negotiate a fair labor contract that is consistent with its business strategy and the commercial realities of the marketplace.

          As a result of the USWA strike, Kaiser temporarily curtailed three out of a total of eleven potlines at its Mead and Tacoma, Washington, aluminum smelters at September 30, 1998. The curtailed potlines represent approximately 70,000 tons of annual production capacity out of a total combined production capacity of 273,000 tons per year at the facilities.
As previously announced, in February 1999, KACC began restarting the two curtailed potlines at its Mead smelter representing approximately 50,000 tons of the previously idle capacity. KACC has also announced that it has completed preparations to restart 20,000 tons of idle capacity at its Tacoma smelter. However, the timing for any restart of the Tacoma potline has yet to be determined and will depend upon market conditions and other factors. Costs associated with the preparation and restart of the potlines at the Mead and Tacoma facilities are expected to adversely affect Kaiser's first quarter results.

          While Kaiser initially experienced an adverse strike-related impact on its profitability in the fourth quarter of 1998, Kaiser currently believes that KACC's operations at the affected facilities have been substantially stabilized and will be able to run at, or near, full capacity, and at a level of costs comparable to what it would have incurred under the expired USWA contract beginning in the first quarter of 1999 (excluding the impacts of the restart costs discussed above and the effect of market factors such as the continued market-related curtailment at the Tacoma smelter). However, no assurances can be given that KACC's efforts to run the plants on a sustained basis, without a business interruption or material adverse impact on Kaiser's operating results, will be successful.

          Strategic Initiatives
          Kaiser has devoted significant efforts analyzing its existing asset portfolio with the intent of focusing its efforts and capital in sectors of the industry that are considered most attractive, and in which Kaiser believes it is well positioned to capture value. The initial steps of this process resulted in the June 1997 acquisition of the Bellwood extrusion facility in Richmond, Virginia, the formation of AKW, a joint venture that designs, manufactures and sells heavy duty aluminum wheels, the rationalization of certain of Kaiser's engineered products operations and Kaiser's investment to expand its capacity for heat treat flat-rolled products at its Trentwood, Washington, rolling mill. The restructuring activities resulted in Kaiser recording a net pre-tax charge of $19.7 million in June 1997. See Notes 2 and 3 to the Consolidated Financial Statements.

          The portfolio analysis process also resulted in Kaiser's fourth quarter 1998 decision to seek a strategic partner for further development and deployment of KACC's Micromill technology. While technological progress has been good, management concluded that additional time and investment will be required for success. Given Kaiser's other strategic priorities, Kaiser believes that introducing added commercial and financial resources is the appropriate course of action for capturing the maximum long-term value. This change in strategic course required a different accounting treatment, and Kaiser correspondingly recorded a $45.0 million impairment charge to reduce the carrying value of the Micromill assets to approximately $25.0 million.

          Another area of emphasis has been a continuing focus on managing Kaiser's legacy liabilities. One element of this process has been actively pursuing claims in respect of insurance coverage for certain incurred and future environmental costs. During the fourth quarter of 1998, KACC received recoveries totaling approximately $35.0 million related to current and future claims against certain of its insurers. Recoveries of $12.0 million were deemed to be allocable to previously accrued (expensed) items and were reflected in earnings during the fourth quarter of 1998. The remaining recoveries were offset against increases in the total amount of environmental reserves. No assurances can be given that Kaiser will be successful in other attempts to recover incurred or future costs from other insurers or that the amount of any recoveries received will ultimately be adequate to cover costs incurred. See Note 12 to the Consolidated Financial Statements.

          In early 1999, Kaiser's program to focus its efforts and capital in sectors of the industry which it considers to be the most attractive and in which Kaiser believes it is well positioned to capture value, has resulted in an agreement to sell one joint venture interest and a separate agreement to purchase another. In January 1999, KACC signed a letter of intent to sell its 50% interest in AKW to its joint venture partner. The transaction, which would result in Kaiser recognizing a substantial gain, is currently expected to close on or about March 31, 1999. However, as the transaction is subject to negotiation of a definitive purchase agreement, no assurances can be given that this transaction will be consummated.
Also, in February 1999, as previously announced, KACC completed the acquisition of the remaining 45% interest in Kaiser La Roche Hydrate Partners, an alumina marketing venture, from its joint venture partner for a cash purchase price of approximately $10.0 million. See Note 17 to the Consolidated Financial Statements.

          Valco Operating Level
          During most of 1998, Kaiser's 90%-owned Valco smelter in Ghana operated only one of its five potlines, as compared to 1997, when Valco operated four potlines. Each of Valco's potlines produces approximately 40,000 tons of primary aluminum per year. Valco received compensation (in the form of energy credits to be utilized over the last half of 1998 and during 1999) from the VRA in lieu of the power necessary to run two of the three potlines that were curtailed during 1998. The compensation substantially mitigated the financial impact of the curtailment of such lines. Valco did not receive any compensation from the VRA for one additional potline which was curtailed in January 1998. Based on Valco's proposed 1999 power allocation from the VRA, Valco has announced that it expects to operate three lines during 1999. The decision to operate at that level was based on the power allocation that Valco has received from the VRA as well as consideration of market and other factors. As previously announced, Valco has notified the VRA that it believes it had the contractual rights at the beginning of 1998 to sufficient energy to run four and one-half potlines for the balance of the year. Valco continues to seek compensation from the VRA with respect to the January 1998 reduction of its power allocation. Valco and the VRA also are in continuing discussions concerning other matters, including steps that might be taken to reduce the likelihood of power curtailments in the future. No assurances can be given as to the success of these discussions.

          Net Sales
          Bauxite and alumina. Third party net sales of bauxite and alumina were up 15% in 1998 as compared to 1997 primarily due to a 17% increase in third party alumina shipments. The increase in 1998 third party shipments (and offsetting decrease in 1998 intersegment shipments) resulted from reduced shipments to Valco, as more fully discussed above and to a lesser extent, the fourth quarter strike-related curtailment of three
potlines at Kaiser's Washington smelters.   The average realized price for
third party alumina sales was down only slightly as the allocated net gains from Kaiser's hedging activities substantially offset the decline in market prices related to Kaiser's primary aluminum-linked customer sales contracts. In addition to being impacted by the reduced shipments to the Valco and Washington smelters as discussed above, intersegment sales were adversely affected by a substantial market-related decline in intersegment average sales prices.

          Third party net sales of bauxite and alumina decreased by 6% in 1997 as compared to 1996 as a 7% decline in third party alumina shipments more than offset a 2% increase in average realized alumina prices. 1997 third party alumina shipment volumes were down as compared to 1996 as a result of the timing of shipments and a 6% increase in intersegment transfers primarily due to the operation in 1997 of an additional one-half of a potline at Valco over the 1996 operating level. The increase in intersegment net sales between 1996 and 1997 as a result of the increase in intersegment shipments was offset by a 2% decline in intersegment prices.

          Primary Aluminum.   1998 third party net sales of primary
aluminum were down 25% as compared to 1997 primarily as a result of a 20% reduction in shipments, caused by the 1998 potline curtailments at the Valco and Washington smelters. A 5% reduction in average realized third party sales prices between 1998 and 1997 (reflecting lower market prices offset, in part, by allocated net gains from KACC's hedging activities), also adversely impacted third party net sales. Intersegment net sales were down approximately 15% between 1998 and 1997. While intersegment shipments were essentially unchanged from the prior year, average realized prices dropped by 14% reflecting lower market prices for primary aluminum.

          1997 third party net sales of primary aluminum were up slightly compared to 1996 third party net sales figures as a 9% increase in average realized prices offset an 8% decrease in third party shipments. Intersegment sales in 1997 were up 26% compared to 1996 as a result of increased requirements of the flat-rolled and engineered products segments.

          Flat-Rolled Products. Net sales of flat-rolled products decreased by 4% during 1998 as compared to 1997 as a 5% reduction in product shipments was modestly offset by the price impact of changes in product mix. The mix of product shipments in 1998 reflects a higher demand for heat treat products, primarily in the first half of the year, offset by reduced can sheet shipments and an increased level of tolling, all as compared to 1997.

          Net sales of flat-rolled products in 1997 increased by 19% over 1996 levels as a 21% increase in product shipments was only slightly offset by the pricing impact of changes in product mix. The increase in 1997 product shipments over 1996 was primarily the result of the increased international shipments of can sheet and increased shipments of heat-treat products reflecting in part, increased aerospace demand.

          Engineered Products. Net sales of engineered products were relatively flat from 1997 to 1998. An 11% increase in product shipments in 1998 compared to 1997 was effectively offset by market-related reductions in product prices as well as by the price impact of changes in product mix. The increase in shipments is in part due to the impact of Kaiser's ownership of the Bellwood extrusion facility for all of 1998 versus only half of 1997, offset in part by a decline in sales attributable to the AKW wheels joint venture formation in May 1997 and reduced shipments caused by labor difficulties at two major customers.

          Net sales of engineered products increased 15% from 1996 to 1997 as a 24% increase in product shipments was partially offset by the price
impact of changes in product mix.   The increase in 1997 shipments over
1996 levels was primarily the result of Kaiser's June 1997 acquisition of the Bellwood extrusion facility offset, in part, by the formation of AKW in May 1997.

          Operating Income (Loss)
          Bauxite and alumina. The bauxite and alumina segment operating income was essentially unchanged from 1997 to 1998, excluding the impact of approximately $11.0 million in incremental strike-related costs. The adverse impact of reduced intersegment realized prices was essentially offset by improved operating performance resulting from higher production as well as lower energy costs. Operating income improved substantially in 1997 from 1996, despite the reduced level of shipments and certain increased costs in part resulting from a slowdown at Kaiser's 49%-owned Kaiser Jamaican Bauxite Company, prior to the signing of a new labor contract in December 1997, primarily due to lower overall operating costs.

          Primary Aluminum. Primary aluminum segment operating income in 1998 was down significantly from 1997. The operating income impact of the Valco potline curtailments was partially mitigated by the compensation from the VRA for two of the three curtailed potlines. In addition to the impact of the one uncompensated potline curtailment at Valco, 1998 results were also negatively affected by the impact of the potline curtailments at Kaiser's Washington smelters, reduced average realized prices (primarily on intersegment sales) and an adverse strike-related impact of approximately $29.0 million.

          1997 improved significantly from 1996 as a result of the aforementioned volume and price effects as well as reduced power, raw material and supply costs and improved operating efficiencies. Segment operating income for 1997 also included $10.3 million related to the settlement of certain energy service contract issues.

          Flat-Rolled Products.   Operating income of flat-rolled products
increased significantly in 1998 primarily as a result of the increased demand for heat treat products in the first half of 1998 and improved operating efficiencies. Segment results for 1998 were particularly strong in light of the unfavorable strike-related impact of approximately $16.0 million. Segment results for 1997 included a non-cash charge in connection with restructuring activities.

          1997 declined from 1996 as a result of a pre-tax charge related to restructuring of operations together with reduced profitability of international can sheet sales.

          Engineered Products. After excluding the 1997 pre-tax net charge related to restructuring of operations of approximately $20.0 million and the adverse incremental strike-related impact of approximately $4.0 million in 1998, engineered products operating income declined by approximately 6% in 1998 as compared to 1997 as a result of the market impact of the previously mentioned labor difficulties at two major customers and due to an overall softening in demand, particularly in the second half of the year.

          1997 improved substantially over 1996, despite a 1997 pre-tax net charge related to restructuring of operations, as a result of the aforementioned volume and product mix effects along with improved operating efficiencies.

          Eliminations. Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

          Corporate and Other. Corporate operating loss for 1998 decreased from corporate operating loss for 1997 which included a pre-tax charge associated with Kaiser's restructuring of operations. Corporate operating expenses for the year ended December 31, 1997, also include consulting and other costs associated with Kaiser's ongoing profit improvement program and portfolio review initiatives.

          Income (Loss) Before Income Taxes and Minority Interests
          Kaiser incurred a loss before income taxes and minority interests for 1998 as compared to income before income taxes and minority interests in 1997 mainly due to affects of non-recurring items including approximately $60.0 million of pre-tax incremental expense and the earnings impact of lost volume associated with a strike by members of the USWA (more fully discussed above) and a $45.0 million pre-tax non-cash charge to reduce the carrying value of Kaiser's Micromill(TM) assets. Income before income taxes and minority interests improved for 1997 as compared to 1996
as a result of higher operating income as described above.   Income before
income taxes and minority interests for 1997 included the effect of a $19.7 million pre-tax restructuring charge.

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

     FOREST PRODUCTS OPERATIONS

          Industry Overview
          The Company's forest products operations are conducted by MGI, through Pacific Lumber and Britt. MGI's business is highly seasonal and has historically been significantly higher in the months of April through November than in the months of December through March. Management expects that MGI's revenues and cash flows will continue to be markedly seasonal. The impact of seasonality on MGI's results is expected to become more pronounced than it has been historically because of the harvesting, road use, wet weather and other restrictions imposed by the Final HCP. As a result, a substantial majority of the future harvesting on Pacific Lumber's timberlands can be expected to be concentrated during the period from June through October of each year. Some of these restrictions may be modified under the adaptive management provision contained in the Final HCP and as a result of the watershed analysis process to be performed over the five-year period beginning March 1, 1999. See Item 1. "Business--Regulatory and Environmental Matters and Headwaters Agreement--The Final Plans." The following should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing in Item 8.

          Old growth trees constitute Pacific Lumber's principal source of upper grade redwood lumber, Pacific Lumber's most valuable product. Due to the severe restrictions on Pacific Lumber's ability to harvest old growth timber on its property, Pacific Lumber's supply of upper grade lumber has decreased in a number of premium product categories. Furthermore, logging costs have increased primarily due to the harvest of smaller diameter logs and compliance with environmental regulations relating to the harvesting of timber and litigation costs incurred in connection with certain THPs filed by Pacific Lumber. Pacific Lumber has been able to lessen the impact of these factors by instituting a number of measures at its sawmills during the past several years designed to enhance the efficiency of its operations, such as modernization and expansion of its manufactured lumber facilities and other improvements in lumber recovery. As a result of further limitations on harvesting old growth trees under the Final HCP and the Final SYP, Pacific Lumber expects that its production of premium upper grade lumber products will decline further and that its manufactured lumber products will constitute a higher percentage of its shipments of upper grade lumber products. See also "--Trends--Forest Products Operations."

          The following table presents selected operational and financial information for the years ended December 31, 1998, 1997 and 1996 for the Company's forest products operations.



                                                     YEARS ENDED DECEMBER 31,
                                            ----------------------------------------
                                                 1998          1997          1996
                                            ------------  ------------  ------------
                                                     (IN MILLIONS OF DOLLARS,
                                                   EXCEPT SHIPMENTS AND PRICES)
Shipments:
     Lumber: (1)
          Redwood upper grades                      41.9           52.4          49.7
          Redwood common grades                    230.1          244.2         229.6
          Douglas-fir upper grades                   6.9           11.5          10.6
          Douglas-fir common grades                 47.5           75.3          74.9
          Other                                      7.0           14.5          17.2
                                            ------------  ------------  ------------
     Total lumber                                  333.4          397.9         382.0
                                            ============  ============  ============
     Logs (2)                                        3.2           11.9          20.1
                                            ============  ============  ============
     Wood chips (3)                                176.7          237.8         208.9
                                            ============  ============  ============
Average sales price:
     Lumber: (4)
          Redwood upper grades              $      1,478  $       1,443 $       1,380
          Redwood common grades                      540            531           511
          Douglas-fir upper grades                 1,280          1,203         1,154
          Douglas-fir common grades                  346            455           439
     Logs (4)                                        449            414           477
     Wood chips (5)                                   70             73            76
Net sales:
     Lumber, net of discount                $      211.6  $       256.1 $       234.1
     Logs                                            1.5            4.9           9.6
     Wood chips                                     12.3           17.4          15.8
     Cogeneration power                              3.9            4.5           3.3
     Other                                           4.3            4.3           1.8
                                            ------------  ------------- -------------
          Total net sales                   $      233.6  $       287.2 $       264.6
                                            ============  ============= =============
Operating income                            $       40.9  $        84.9 $        73.0
                                            ============  ============= =============
Operating cash flow (6)                     $       63.4  $       111.0 $       100.2
                                            ============  ============= =============

Income (loss) before income taxes,
     minority interests and extraordinary
     item                                   $      (24.7) $        21.0 $         6.3
                                            ============  ============= =============
Capital expenditures                        $       22.0  $        22.9 $        15.2
                                            ============  ============= =============



---------------
(1)  Lumber shipments are expressed in millions of board feet.
(2)  Log shipments are expressed in millions of feet, net Scribner scale.
(3) Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(4)  Dollars per thousand board feet.
(5)  Dollars per bone dry unit.
(6) Operating income before depletion and depreciation, also referred to as "EBITDA."


          Net Sales
          Net sales declined from $287.2 million for the year ended December 31, 1997 to $233.6 million for the year ended December 31, 1998 primarily due to lower shipments of lumber, logs and wood chips. The decline in shipments which occurred during the first half of 1998 was principally due to well-above-normal rainfall which reduced demand for lumber products and severely limited the availability of rail transportation. The increased rainfall, combined with additional restrictions on Pacific Lumber's wet weather operations pursuant to the terms of the 1998 TOL, and the applicability of logging restrictions during the nesting seasons for both the northern spotted owl and the marbled murrelet, also impeded Pacific Lumber's ability to transport logs to its mills and hindered logging operations, thereby reducing the volume of logs available for the production of lumber products. Revenues for the second half of 1998 were primarily affected by a reduction in the volume of logs harvested and converted into lumber products. Pacific Lumber's reduced harvest level during the second half of 1998 was due in substantial part to the absence of a sufficient number of THPs available for harvest to enable it to conduct its operations at levels consistent with those in the comparable period of 1997. The diminished supply of available THPs was attributable to a reduced volume of approved THPs as well as regulatory and judicial restrictions imposed upon harvesting activities in areas covered by previously approved THPs. See Note 12 to the Consolidated Financial Statements. These difficulties in harvesting and transporting logs affected the types of logs available for the mills and Pacific Lumber's ability to produce a desirable mix of lumber products which in turn adversely affected sales.

          The reduced number of approved THPs was, and continued to be, attributable to several factors, including a significantly reduced level of THPs submitted by Pacific Lumber to the CDF during 1998 and during the first two months of 1999 due to (a) the extensive amount of time devoted by Pacific Lumber's foresters, wildlife and fisheries biologists and other personnel to (i) amending a significant number of previously submitted THPs to incorporate various new requirements which Pacific Lumber agreed to as part of the February 27, 1998 Pre-Permit Application Agreement (the "PRE-PERMIT AGREEMENT"), (ii) preparing the Combined Plan and all the related data, responding to comments on the Combined Plan, assessing and responding to federal and state proposals and changes concerning the Combined Plan and incorporated into the Final Plans, (iii) responding to comments received by Pacific Lumber from various federal and state governmental agencies with respect to its filed THPs in light of the new and more stringent requirements that Pacific Lumber agreed to observe pursuant to the Pre-Permit Agreement, and (iv) responding to newly filed litigation involving certain of Pacific Lumber's approved THPs (see Part I. Item 3. "Legal Proceedings") and (b) implementation of a provision contained in the Pre-Permit Agreement which requires, for the first time, a licensed geologist to review virtually all of Pacific Lumber's THPs prior to submission to the CDF. Pacific Lumber has also experienced an unexpected significantly slower rate of review and approval with respect to its filed THPs due, in large part, to the issues that have emerged in applying the requirements embodied in the Pre-Permit Agreement to Pacific Lumber's THPs, certain of which requirements impose new forestry practices that apply solely to Pacific Lumber's operations. As a result of the factors discussed above, Pacific Lumber had a severely diminished inventory of approved THPs at March 1, 1999 which continues to limit Pacific Lumber's ability to conduct harvesting operations and provide an adequate supply of logs to meet its lumber production requirements.

          With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Final Plans; however, significant additional work will be required in connection with its implementation. The remainder of 1999 will be a transition year for Pacific Lumber with respect to the filing and approval of its THPs.
Certain of the THPs which were approved by the CDF prior to March 1, 1999 were grandfathered under the Final Plans, and are harvestable subject to the harvesting restrictions prescribed under the THPs and satisfaction of certain agreed conditions. The remaining THPs which were in the process of being reviewed but were not yet approved by the CDF at the time of the consummation of the Final Plans each require varying degrees of revisions in order to comply with the requirements of the Final Plans. The rate of submissions of THPs and the review and approval of THPs during the next quarter may be slower than Pacific Lumber has historically experienced as Pacific Lumber and the CDF develop procedures for implementing the Final Plans. Accordingly, Pacific Lumber believes that its rate of new THP submissions will not increase until some time in the second or third quarter of 1999. Nevertheless, Pacific Lumber anticipates that after a transition period, the implementation of the Final Plans will streamline the process of preparing THPs and potentially shorten the time required to obtain approval of THPs. However, there can be no assurance that Pacific Lumber will not continue to experience difficulties in submitting and receiving approvals of its THPs similar to those it has been experiencing.

          Net sales for 1997 increased over 1996 due to higher average realized prices and shipments for most categories of redwood and Douglas-fir lumber.

          Operating Income
          Operating income for the year ended December 31, 1998 decreased from the comparable prior year period primarily due to the decrease in net sales discussed above. This impact was partially offset by a decrease in depletion expense as a result of the decline in volumes discussed above and a decrease in logging costs for the year ended December 31, 1998 from the prior year period. Operating income for 1997 increased over 1996 principally due to the increase in net sales discussed above.

          Income (Loss) Before Income Taxes, Minority Interests and
               Extraordinary Item
          Forest Products operations had a loss before income taxes, minority interests and extraordinary item for the year ended December 31, 1998 as compared to income for the 1997 period, primarily due to the decrease in operating income discussed above. Results for the 1998 period were also affected by a decrease in investment income from marketable securities. Income before income taxes for 1997 increased over 1996 principally due to higher operating income discussed above and due to an increase in net gains on marketable securities in 1997.

          Preliminary 1999 Results
          1999 forest products operating results will be adversely affected by the decrease in log and lumber inventories, which is a result of the severely diminished level of available THPs. Pacific Lumber had an inventory of approved THPs for the harvesting of approximately 61,000 gross Mbf of timber as of March 1, 1999, subject to satisfaction of certain agreed conditions. Pacific Lumber anticipates that, upon expiration of the restricted period of road use imposed under the Final HCP, and given favorable weather conditions, Pacific Lumber should be able to resume more normal harvesting activities in June 1999. Pacific Lumber has terminated or laid off over 200 employees in 1999, and more layoffs will be required. In addition, Pacific Lumber has partially curtailed operations at all of its mills. Pacific Lumber expects that such curtailments will continue for several months until such time as log inventories are adequate to achieve normal lumber production levels. Lumber shipments in 1999 are expected to be adversely affected by this slowdown in production.

     REAL ESTATE AND RACING OPERATIONS

          Industry Overview
          The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Puerto Rico, Arizona and California. The Company, through its subsidiaries, also has majority ownership in SHRP, Ltd., a Texas limited partnership, which owns and operates a Class 1 horse racing facility in Houston, Texas.


                                                     YEARS ENDED DECEMBER 31,
                                            ----------------------------------------
                                                 1998          1997          1996
                                            ------------  ------------  ------------
                                                     (IN MILLIONS OF DOLLARS)
Net sales:
     Real estate                            $       58.6  $       48.7  $       67.5
     SHRP, Ltd.                                     24.1          20.0          20.7
                                            ------------  ------------  ------------
          Total net sales                   $       82.7  $       68.7  $       88.2
                                            ============  ============  ============
Operating income (loss):
     Real estate                            $          -  $       (3.4) $      (10.1)
     SHRP, Ltd.                                      1.8          (1.6)         (1.9)
                                            ------------  ------------  ------------
          Total operating income (loss)     $        1.8  $       (5.0) $      (12.0)
                                            ============  ============  ============
Income (loss) before income taxes and
     minority interests:
     Real estate                            $       14.4  $       12.8  $       18.9
     SHRP, Ltd.                                     (1.0)         (4.6)         (5.7)
                                            ------------  ------------  ------------
          Total income before income taxes
               and minority interests       $       13.4  $        8.2  $       13.2
                                            ============  ============  ============




          Net Sales
          Net sales for the real estate segment include revenues from (i) sales of developed lots, bulk acreage and real property associated with the Company's real estate developments (ii) resort and other commercial operations conducted at certain of the Company's real estate developments and (iii) rental revenues associated with the RTC Portfolio in 1997 and
1996.   Net sales do not include any amounts from the sale of income producing properties, such as a hotel and other resort-related assets formerly owned by Palmas del Mar, and the RTC Portfolio properties and loans, which are recorded net of costs as investment, interest and other income. As of December 31, 1997 substantially all of the RTC Portfolio assets had been sold.

          Net sales increased in 1998 from 1997 primarily due to higher revenues from real estate development projects and SHRP Ltd, partially offset by a decline in revenues from resort and commercial operations
reflecting various asset dispositions.   Net sales decreased in 1997 from
1996 primarily due to lower revenues from resort and commercial operations, reflecting the disposition by Palmas of the hotel and other resort-related assets and the disposition of certain RTC Portfolio assets during 1996 and early 1997.

          Operating Income (Loss)
          Operating income for 1998 increased from 1997 primarily due to higher net sales discussed above. The operating loss for 1997 decreased as compared to 1996 due to higher earnings from the sales of real property. Included in the operating loss for 1997 is profit from two bulk land sales at the Fountain Hills, Arizona, development.

          Income Before Income Taxes and  Minority Interests
          Income before income taxes and minority interests for 1998 improved compared to 1997 primarily due to increases in operating income discussed above, offset by decreases in investment, interest and other income as a result of lower pre-tax gains from the sale of RTC portfolio assets in 1998. The decrease in income before income taxes and minority interests for 1997 is primarily due to lower 1997 gains of $10.5 million from the sale of RTC Portfolio assets as compared to gains of $19.9 million in 1996. This decline was partially offset by the reduction in operating losses discussed above.

     OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS



                                                    YEARS ENDED DECEMBER 31,
                                            ----------------------------------------
                                                1998          1997          1996
                                            ------------  ------------  ------------
                                                    (IN MILLIONS OF DOLLARS)
Operating loss                              $     (13.6)  $     (17.5)  $     (33.4)
Loss before income taxes and minority
     interests                                    (25.3)        (21.0)        (39.2)


          Operating Loss
          The operating loss represents corporate general and administrative expenses that are not attributable to the Company's industry segments. The change in operating loss between 1998, 1997 and 1996 is principally due to accruals for certain legal contingencies, which were $3.0 million, $5.6 million and $23.1 million in 1998, 1997 and 1996, respectively (see Note 12 to the Consolidated Financial Statements).

          Loss Before Income Taxes and Minority Interests
          The loss before income taxes and minority interests includes operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, that are not attributable to the Company's industry segments. The loss for 1998 increased compared to 1997 primarily due to lower earnings from marketable securities and short term investments. The loss for 1997 decreased from 1996 principally due to lower operating losses described above and higher earnings from marketable securities.

          Credit for Income Taxes
          The Company's credit for income taxes differs from the federal statutory rate due principally to (i) revision of prior years' tax estimates and other changes in valuation allowances, (ii) percentage depletion, and (iii) foreign, state and local taxes, net of related federal tax benefits. Revision of prior years' tax estimates includes amounts for the reversal of reserves which the Company no longer believes are necessary. The Company's credit for income taxes for 1998, 1997 and 1996 reflects benefits of $11.5 million, $32.1 million and $40.8 million, respectively, for such reversals of reserves.

          Minority Interests
          Minority interests represent the minority stockholders' interest in the Company's aluminum operations and minority partners' interest in SHRP, Ltd.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

     PARENT COMPANY AND MGHI

          Financing Activities and Liquidity
          The Company conducts its operations primarily through its subsidiaries. Creditors of and holders of minority interests in subsidiaries of the Company have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the Company. As of December 31, 1998, the indebtedness of the subsidiaries and the minority interests reflected on the Company's Consolidated Balance Sheet were $1,990.2 million and $168.3 million, respectively. Certain of the Company's subsidiaries, principally Kaiser and MGHI (and in turn MGHI's subsidiaries), are restricted by their various debt agreements as to the amount of funds that can be paid in the form of dividends or loaned to the Company. As of December 31, 1998, the Company's other subsidiaries (principally real estate) had an aggregate of nonrestricted cash and unused borrowing availability of approximately $18.1 million which could have been paid to the Company.

          In December 1996, MGHI issued $130.0 million aggregate principal amount of 12% Senior Secured Notes due 2003 (the "MGHI NOTES"), which have been guaranteed by the Company on a senior, unsecured basis. Net proceeds of $125.0 million received from the offering of the MGHI Notes have been loaned to the Company pursuant to an intercompany note (the "INTERCOMPANY NOTE"). The Company expects that the MGHI Notes will be serviced primarily through dividends paid to MGHI from MGI and, to a considerably lesser extent, cash interest payments by the Company on the Intercompany Note. In connection with the issuance of the Timber Notes, the 11-1/4% MGI Senior Secured Notes due 2003 and 12-1/4% MGI Senior Secured Discount Notes due 2003 (collectively, the "MGI NOTES") of its subsidiary, MGI, were redeemed on August 19, 1998. See Note 4 to the Consolidated Financial Statements. MGHI agreed to amend the indenture for the MGHI Notes to, among other things, pledge all of the 27,938,250 shares of Kaiser common stock it owns, 16,055,000 shares of which were released from the pledge under the indenture governing the MGI Notes. The indenture governing the MGHI Notes contains various covenants which, among other things, limit the payment of dividends and restrict transactions between MGHI and its affiliates. The indenture would permit only a limited amount of dividends from MGHI during the next several years; however, subject to the conditions of the Escrow Agreement, MGHI may receive a portion of the proceeds from the sale of the Headwaters Timberlands.

          Although there are no restrictions on the Company's ability to pay dividends on its capital stock, the Company has not paid any dividends for a number of years and has no present intention to do so. The Company has stated that, from time to time, it may purchase its common stock on national exchanges or in privately negotiated transactions. In 1997, the Company purchased 1,662,650 shares of its common stock for $87.9 million. On October 17, 1997, 1,277,250 of these shares were acquired for $35.1 million in cash and $35.1 million in one-year notes bearing interest at 10% per annum. On May 14, 1998, the Company repaid the $35.1 million notes.

          On October 21, 1997, the Company renewed an agreement with the Custodial Trust Company providing for up to $25.0 million in borrowings
(the "CUSTODIAL TRUST AGREEMENT").   In October 1998, the Company drew down
$16.0 million under the Custodial Trust Agreement, and the borrowing converted to a term loan maturing on October 21, 1999 as provided under the terms of the agreement. The loan is secured by 7,915,000 shares of Kaiser common stock.

          On November 26, 1997, the Company entered into a credit facility with an investment bank providing for up to $25.0 million in borrowings payable on demand. Borrowings are secured by 400,000 shares of Kaiser common stock for each $1.0 million of borrowings. As of December 31, 1998, $2.5 million of borrowings were outstanding under this facility. No further borrowings were available as of December 31, 1998, as the trading price of Kaiser's common stock was below the minimum required under this agreement.

          Kaiser has an effective shelf registration statement covering the offering of up to 10 million shares of Kaiser common stock owned by the Company.

          During the three years ended December 31, 1998, the Company's corporate general and administrative expenses, net of cost reimbursements from its subsidiaries, have ranged between $13.0 million and $33.0 million per year. The Company's corporate general and administrative expenses for 1998, 1997 and 1996 included a $2.9 million, $5.6 million and $23.1 million charge, respectively, for certain legal contingencies, of which a substantial portion related to legal fees and expenses that the Company either has or estimates it will incur in connection with the OTS and FDIC matters described in Note 12 to the Consolidated Financial Statements. The Company expects that its general and administrative costs, net of cost reimbursements from subsidiaries and excluding expenses related to legal contingencies, will range from $9.0 million to $11.0 million for the next year. The Company cannot predict when or whether the expenses represented by the accrual for legal contingencies will be incurred. Furthermore, there can be no assurance that such accrual will be adequate or that the Company's cash requirements for its corporate general and administrative expenses will not increase.

          The Company has realized a substantial portion of its cash flows during the past several years from the sale of properties which were part of the RTC Portfolio. From 1996 to 1998, these transactions resulted in aggregate proceeds of $57.0 million and pre-tax gains of $25.0 million.
All of the RTC Portfolio had been sold as of December 31, 1998.   The
Company expects cash flows from real estate activities during 1999 to be at or near recent historical levels as a result of further asset sales at the Palmas del Mar and Fountain Hills real estate developments.

          As of December 31, 1998, the Company (excluding its subsidiaries) had cash and marketable securities of approximately $42.1 million. The Company believes that its existing resources, together with the cash available from subsidiaries and financing sources, will be sufficient to fund its working capital requirements for the next year. With respect to its long-term liquidity, the Company believes that its existing cash and cash resources, together with the cash proceeds from the sale of assets and distributions from its subsidiaries, should be sufficient to meet its working capital requirements. However, there can be no assurance that the Company's cash resources, together with the cash proceeds from the sale of assets, distributions from its subsidiaries and other sources of financing, will be sufficient for such purposes. Any adverse outcome of the litigation described below under "--Contingencies" or the regulatory and environmental matters described under "--Trends" below could materially adversely affect the Company's consolidated financial position, results of operations or liquidity.

          Investing Activities
          In 1998, the Company purchased $11.0 million aggregate initial principal amount of SHRP, Ltd.'s 11% Senior Secured Extendible Notes (the "SHRP NOTES") and the corresponding equity interest in SHRP Equity, Inc. for $10.6 million, thereby increasing the Company's ownership in SHRP, Ltd. to 98.2%. In 1997, the Company purchased $11.0 million aggregate initial principal amount of SHRP Notes for $5.9 million.

          Contingencies
          On December 26, 1995, the OTS initiated a formal administrative proceeding against the Company and others by filing the Notice which alleges, among other things, misconduct by the Company, Federated, Mr. Charles Hurwitz and others (the "respondents") with respect to the failure of USAT. The OTS's pre-hearing statement, alleged that the Company and Federated are liable for in excess of $560 million, representing their pro rata portion (allegedly 35%) of USAT's capital deficiency and all imbedded losses. The hearing on the merits commenced on September 22, 1997 and concluded on March 1, 1999. Post trial briefing is expected to continue at least through September 1999. A recommended decision by the Administrative Law Judge is not expected any sooner than late 1999. A final agency decision would be issued by the OTS Director thereafter. Such decision would then be subject to appeal by any of the parties to the federal
appellate court and, if adverse to the defendants, subject to bonding.   On
February 10, 1999, the OTS and the FDIC settled with all the respondents except Mr. Hurwitz, the Company and Federated for $1.0 million and limited cease and desist orders.

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

          The Company's bylaws provide for indemnification of its officers and directors to the fullest extent permitted by Delaware law. The Company is obligated to advance defense costs to its officers and directors, subject to the individual's obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification. In addition, the Company's indemnity obligation can, under certain circumstances, include amounts other than defense costs, including judgments and settlements. The Company has concluded that it is unable to determine a reasonable estimate of the loss (or range of loss), if any, that could result from the OTS and FDIC matters. Accordingly, it is impossible to assess the ultimate outcome of the foregoing matters or their potential impact on the Company's consolidated financial position, results of operations or liquidity. See Note 12 to the Consolidated Financial Statements for further discussion of these matters.

     ALUMINUM OPERATIONS

          Financing Activities and Liquidity
          Note 7 to the Consolidated Financial Statements contains a listing of Kaiser's indebtedness and information concerning certain restrictive debt covenants.

          Kaiser and KACC have the KACC Credit Agreement under which KACC is able to borrow by means of revolving credit advances and letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of $325.0 million or a borrowing base relating to eligible accounts receivable plus eligible inventory. The KACC Credit Agreement, which matures in August 2001, is guaranteed by Kaiser and by certain significant subsidiaries of KACC. The KACC Credit Agreement requires KACC to comply with certain financial covenants, places significant restrictions on Kaiser and KACC, and is secured by a substantial majority of Kaiser's and KACC's assets. The KACC Credit Agreement does not permit Kaiser or KACC to pay any dividends on their common stock. KACC's public indebtedness also include various restrictions on KACC and its subsidiaries and repurchase
obligations upon a Change of Control (as defined therein).   As of December
31, 1998, no borrowings were outstanding under the revolving credit facility of the KACC Credit Agreement. KACC had $274.1 million of unused availability remaining under the KACC Credit Agreement at February 28, 1999, after allowances of $50.9 million for outstanding letters of credit.

          Kaiser's cash provided by operating activities was $170.7 million, $45.0 million and $21.9 million in 1998, 1997 and 1996, respectively. Kaiser's improvement in cash flows from operating activities between 1998 and 1997 was due primarily to a reduced investment in working capital (excluding cash), the receipt of $35.0 million of environmental insurance recoveries and the impact of current year results (excluding non-cash charges). The improvement in Kaiser's cash flows from operating activities between 1996 and 1997 was primarily due to higher earnings resulting from increased product prices and increased sales of fabricated products partially offset by increased investment in working capital.

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

          In addition to the shelf registration covering 10 million shares of Kaiser Common Stock owned by the Company discussed above (the proceeds of which sale would be paid to the Company rather than Kaiser), Kaiser has an effective shelf registration statement covering the offering of up to $150.0 million of Kaiser equity securities.

          Investing Activities
          Kaiser's capital expenditures of $77.6 million, $128.5 million and $161.4 million in 1998, 1997 and 1996, respectively, were made primarily to construct new facilities, improve production efficiency, reduce operating costs, and expand capacity at existing facilities and construct or acquire new facilities.

          A substantial portion of the increase in capital expenditures in 1996 was attributable to the development and construction of Kaiser's proprietary Micromill technology for the production of can sheet and other sheet products from molten metal. During 1998, the Micromill facility, near Reno, Nevada, commenced product shipments to customers, but the amount of such shipments was nominal. As previously announced, in order to attempt to capture the maximum long-term value and given other strategic priorities, Kaiser has decided to seek a strategic partner for the further development and deployment of the Micromill technology. As discussed in
Note 4 to the Consolidated Financial Statements this change in strategic course required a different accounting treatment, and accordingly, Kaiser recorded a $45.0 million non-cash charge to reduce the carrying value of the Micromill assets. There can be no assurances regarding whether the future development or deployment of the Micromill technology will be successful.

          Kaiser's total capital expenditures are expected to be between $70.0 million and $90.0 million per year for the 1999-2001 period (of which approximately 8% is expected to be funded by Kaiser's minority partners in certain foreign joint ventures). Kaiser continues to evaluate numerous domestic and international projects all of which require substantial capital. The level of capital expenditures may be adjusted from time to time depending on Kaiser's price outlook for primary aluminum and other products, KACC's ability to assure future cash flow through hedging or other means, Kaiser's financial position and other factors.

          Commitments and Contingencies
          Kaiser and KACC are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to claims and litigation based upon such laws. KACC currently is subject to a number of lawsuits and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA. Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals of $50.7 million at December 31, 1998.

          KACC is also a defendant in a number of lawsuits in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. At December 31, 1998, Kaiser has an accrual of $186.2 million for estimated asbestos-related costs for claims filed and estimated to be filed and settled through 2008, before consideration of insurance recoveries. At December 31, 1998, an estimated aggregate insurance recovery of $152.2 million, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in other assets. Although Kaiser has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements. The timing and amount of future recoveries from these carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies that may arise.

          While uncertainties are inherent in the final outcome of these matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that ultimately may be received, Kaiser believes that the resolution of these matters should not have a material adverse effect on its consolidated financial position, results of operations, or liquidity. See Note 12 to the Consolidated Financial Statements regarding these contingencies.

          In connection with the USWA strike and subsequent "lock-out" by KACC, certain allegations of ULPs have been filed with the National Relations Labor Board by the USWA and its members. KACC has responded to all such allegations and believes that they are without merit. If the allegations were sustained, KACC could be required to make locked-out employees whole for back wages from the date of lock-out in January 1999. While uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse impact on its financial position, results of operations, or liquidity.

     FOREST PRODUCTS OPERATIONS

          Financing Activities and Liquidity
          On July 20, 1998, Scotia LLC, issued $867.2 million aggregate principal amount of Timber Notes. Proceeds from the offering of the Timber Notes were used primarily to prepay Scotia Pacific's 7.95% Timber Collateralized Notes due 2015 (the "OLD TIMBER NOTES") and to redeem the 10-1/2% Pacific Lumber Senior Notes due 2003 (the "PACIFIC LUMBER SENIOR NOTES") and the MGI Notes effective August 19, 1998. In addition to principal payments, proceeds from the issuance of the Timber Notes were used to pay redemption premiums and financing costs, and provided $25 million for timberland acquisitions. The Company recognized an extraordinary loss of $42.5 million, net of related income tax benefit of $22.9 million, for the early extinguishment of the Old Timber Notes, Pacific Lumber Senior Notes and the MGI Notes.

          As of December 31, 1998, MGI and its subsidiaries had consolidated working capital of $158.8 million and long-term debt of $860.2 million (net of current maturities) as compared to $161.7 million and $734.4 million, respectively, at December 31, 1997. The increase in long-term debt was primarily due to issuance of the Timber Notes, offset by the payment of the Old Timber Notes and the redemption of the Pacific Lumber Senior Notes and MGI Notes.

          Substantially all of MGI's consolidated assets are owned by Pacific Lumber, and a significant portion of Pacific Lumber's consolidated assets are owned by Scotia LLC. Moreover, Pacific Lumber is dependent upon Scotia LLC for the substantial portion of its log requirements. The holders of the Timber Notes ($867.2 million outstanding as of December 31, 1998) have priority over the claims of creditors of Pacific Lumber with respect to the assets and cash flows of Scotia LLC. In the event Scotia LLC's cash flows are not sufficient to generate distributable funds to Pacific Lumber, Pacific Lumber would effectively be precluded from distributing funds to MGI. MGI is dependent upon its existing cash resources and dividends from Pacific Lumber and Britt to meet its financial obligations as they become due. MGI does not expect to receive a significant amount of cash dividends from Pacific Lumber for the next several years; however, subject to the conditions of the Escrow Agreement, MGI may receive a portion of the proceeds from the sale of the Headwaters Timberlands.

          The indenture governing the Timber Notes (the "TIMBER NOTES INDENTURE") contains various covenants which, among other things, limit the ability to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. Under the terms of the Timber Notes Indenture, Scotia LLC will generally have available cash for distribution to Pacific Lumber when Scotia LLC's cash flows from operations exceed the amounts required by the Timber Notes Indenture to be reserved for the payment of current debt service (including interest, principal and premiums) on the Timber Notes, capital expenditures and certain other operating expenses.

          On December 18, 1998, Pacific Lumber's revolving credit agreement (the "PACIFIC LUMBER CREDIT AGREEMENT") was amended and restated as a new three-year credit facility. The new facility allows borrowings of up to $60 million, all of which may be used for revolving borrowings, $20 million of which may be used for standby letters of credit and $30 million of which may be used for timberland acquisitions. Borrowings are secured by all of Pacific Lumber's domestic accounts receivable and inventory. Borrowings for timberland acquisitions are also secured by the acquired timberlands and, commencing in April 2001, are to be repaid annually from 50% of Pacific Lumber's excess cash flow (as defined). The remaining excess cash flow is available for dividends. The Pacific Lumber Credit Agreement also contains various covenants which, among other things, limit the ability to incur additional indebtedness and liens, to engage in transactions with affiliates, and to make investments. Upon maturity of the facility, all borrowings used for timberland acquisition will convert to a term loan repayable over four years. As of December 31, 1998, $27.5 million of borrowings was available under the agreement, no borrowings were outstanding and letters of credit outstanding amounted to $14.4 million.

          The MGHI Indenture contains covenants which generally limit dividends from MGI to MGHI to the greater of $18.7 million per year or, on a cumulative basis since September 30, 1996, to MGI's consolidated net income plus consolidated depreciation and depletion.

     Dividends paid were as follows:



                                                        DIVIDENDS PAID FOR
                                                     YEARS ENDED DECEMBER 31,
                                            ----------------------------------------
                                                 1998          1997          1996
                                            ------------  ------------  ------------
                                                     (IN MILLIONS OF DOLLARS)
Scotia LLC                                  $      532.8  $       60.8  $       76.9
                                            ============  ============  ============

Pacific Lumber                              $      270.0  $       23.0  $       20.5
Britt                                                6.0           4.0           6.0
                                            ------------  ------------  ------------
                                            $      276.0  $       27.0  $       26.5
                                            ============  ============  ============
MGI                                         $       18.7  $        3.0  $        3.9
                                            ============  ============  ============



          Upon the retirement of the Old Timber Notes and the issuance of the new Timber Notes, $526.1 million, $263.0 million and $14.7 million cash dividends were paid by Scotia LLC, Pacific Lumber and MGI, respectively.

           The Escrowed Funds of approximately $285.0 million are to be made available as necessary to support the Timber Notes. Under the Escrow Agreement, the Escrowed Funds will be released by the Escrow Agent only in accordance with resolutions duly adopted by the Board of Managers of Scotia LLC and, unless the resolutions authorize the payment of funds exclusively to, or to the order of, the Trustee or the Collateral Agent under the Timber Notes Indenture, only if one or more of the following conditions are satisfied: (a) the resolutions authorizing the release of the Escrowed Funds are adopted by a majority of the Board of Managers of Scotia LLC (including the affirmative vote of the two independent managers); (b) a Rating Agency Confirmation (as defined in the Timber Notes Indenture) has been received that gives effect to the release or disposition of funds directed by the resolutions; or (c) Scotia LLC has received an opinion from a nationally recognized investment banking firm to the effect that, based on the revised harvest schedule and the other assumptions provided to such firm, the funds that would be available to Scotia LLC based on such harvest schedule, assumptions and otherwise under the Timber Notes Indenture after giving effect to the release or disposition of funds directed by such resolutions would be adequate (i) to pay Scheduled Amortization (as defined in the Timber Notes Indenture) on the Class A-1 and Class A-2 Timber Notes and (ii) to amortize the Class A-3 Timber Notes on a schedule consistent with the original harvest schedule as of July 9, 1998 (assuming that the Class A-3 Timber Notes are not refinanced on January 20, 2014).

          MGI and its subsidiaries anticipate that existing cash, cash equivalents, marketable securities and available sources of financing will be sufficient to fund their working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, dividends from Scotia LLC to Pacific Lumber will be limited for at least the next two to three years, and therefore, absent any release to Pacific Lumber of the Escrowed Funds, Pacific Lumber will not have adequate funds to support all of its working capital and capital expenditure requirements, and it will require contributions from MGI to meet any deficiencies. Although MGI and its subsidiaries (and in turn MGHI) believe that their existing cash and cash equivalents should provide sufficient funds to meet the working capital and capital expenditure requirements until such time as Pacific Lumber has adequate cash flows from operations, dividends from Scotia LLC and/or funds released from the Escrowed Funds, there can be no assurance that this will be the case. Furthermore, due to its highly leveraged condition, MGI is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see Note 12 to the Consolidated Financial Statements), increased competition from other lumber producers or alternative building products and general economic conditions.

          Investing Activities
          Recent capital expenditures were made to improve production efficiency, reduce operating costs and acquire additional timberlands. MGI's consolidated capital expenditures were $22.0 million, $22.9 million and $15.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. Capital expenditures, excluding expenditures for timberlands, are estimated to be between $10.0 million and $12.0 million per year for the 1999 - 2001 period. Included in the 1998 capital expenditures of $22.0 million is $12.4 million for timberland acquisitions. From January 1, 1999 through February 28, 1999, Scotia LLC acquired additional timberlands for $10.6 million using funds from an amount held for such acquisitions in an account by the trustee under the Timber Notes Indenture. Pacific Lumber and Scotia LLC may purchase additional timberlands from time to time as appropriate opportunities arise, and such purchases could exceed historical levels.

     REAL ESTATE AND RACING OPERATIONS

          Financing Activities and Liquidity
          As of December 31, 1998, the Company's real estate and other subsidiaries had approximately $12.9 million available for use under a
$14.0 million revolving credit facility with a bank.   There were no
outstanding borrowings, and letters of credit outstanding amounted to $1.1 million.

          In 1997, Palmas entered into a loan agreement, the proceeds of which are being used to construct an additional golf course, a new club house and related facilities. As of December 31, 1998, Palmas had drawn on $6.0 million of the loan.

          At December 31, 1998, SHRP, Ltd. had cash and cash equivalents of $3.8 million and a line of credit from its partners of $1.7 million, substantially all of which is the Company's portion. SHRP, Ltd. projects cash flows from operations for the next two years; however, such cash flows would not be adequate to pay accrued interest on its debt. Such interest may be deferred until 2001. In the event that the existing cash resources of SHRP, Ltd. and the line of credit are inadequate to support the cash flow requirements of SHRP, Ltd., alternative sources of funding will be necessary.

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

          Investing Activities
          Capital expenditures were $23.2 million, $22.3 million and $10.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. Capital expenditures are expected to be approximately $8.0 million in 1999. Capital expenditures in 1998 and 1997 include expenditures for the construction of a golf course at the Company's Palmas del Mar resort.

TRENDS

          Forest Products Operations
          The Company's forest products operations are conducted by Pacific Lumber and Britt. Pacific Lumber's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, air and water quality, and restrictions imposed by the Final HCP. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, and related litigation have increased the cost of logging operations. There can be no assurance that certain pending regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Part I. Item 3. "Legal Proceedings" and Note 12 to the Consolidated Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

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

          MGI has established a team to address the potential impacts of the year 2000 on each of its critical business functions. The team has substantially completed its assessment of MGI's critical information technology and embedded technology, including its geographic information system and the equipment and systems used in operating its sawmills and cogeneration plant, and is now in the process of making the required modifications for these systems to be year 2000 compliant. The modification costs are expected to be immaterial, costing less than $100,000, and are expected to be completed by mid-year 1999. In most cases testing of the modifications will also be completed by such time. System modification costs are being expensed as incurred. Costs associated with new systems are being capitalized and will be amortized over the life of the product.

          In addition to addressing MGI's internal systems, the team is in the process of identifying key vendors that could be impacted by year 2000 issues and surveys are being conducted regarding their compliance effort. Management expects to evaluate the responses to the surveys over the next several months and will make direct contact with parties which are deemed to be critical. These inquiries are being made by MGI's own staff, and the costs associated with this program are expected to be minimal.

          The Company's real estate segment has completed the process of evaluating its information technology systems, and has substantially completed the modifications to make these systems compliant at the end of 1998. The costs are not material. Other assets with embedded technology are not significant to the business operations of this segment. Several financial institutions provide various services to this segment which are critical to its business operations, and inquiries as to the status of their year 2000 compliance evaluations are in the process of being conducted.

          SHRP, Ltd. is currently in the process of assessing both its information technology systems and its embedded technology in order to determine that they are, or will be, year 2000 compliant. Management has already determined that its financial data processing hardware and software are compliant and is presently working with certain key third parties and support groups of its embedded technology to ensure that they are taking appropriate measures to assure compliance. SHRP, Ltd. believes that the total cost to make these systems year 2000 compliant will not exceed $100,000. The most significant area still being evaluated pertains to certain key third parties, in particular, the firm that provides its totalizator services (computerized wagering system) to it and others in the horse racing industry. These data processing services are required in order for SHRP, Ltd. to conduct pari-mutuel wagering in the state of Texas. Management, as well as the thoroughbred racing industry's association, has received assurances that such systems will be compliant by the second quarter of 1999. Management is evaluating other third party providers of these and other services and equipment in the event that any such vendors can not provide assurance of year 2000 compatibility in sufficient time to effect a change.

          While the Company believes that its program is sufficient to identify the critical issues and associated costs necessary to address possible year 2000 problems in a timely manner, there can be no assurance that the program, or underlying steps implemented, will be successful in resolving all such issues prior to the year 2000. If the steps taken by the Company (or critical third parties) are not made in a timely manner, or are not successful in identifying and remedying all significant year 2000 issues, business interruptions or delays could occur and could have a material adverse impact on the Company's results and financial condition. However, based on the information the Company has gathered to date and its expectations of its ability to remedy problems encountered, the Company believes that it will not experience significant business interruptions that would have a material impact on its results or financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

          Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS NO. 130") was adopted by the Company as of January 1, 1998. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income") which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity (such as minimum pension liabilities). Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS NO. 133"), issued in June 1998, requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 must be adopted by the Company no later than January 1, 2000, although earlier application is permitted. The Company is currently evaluating how and when to implement SFAS No. 133.

           During the three year period ended December 31, 1998, the amount of the Company's comprehensive income adjustments was insignificant, so there is not a significant difference between "traditional" net income and comprehensive income. However, differences between comprehensive income and traditional net income may become significant in future periods as a result of SFAS No. 133. As discussed more fully in Note 13, the intent of Kaiser's hedging programs is to "lock-in" a price (or range of prices) for products sold or used so that earnings and cash flows are subject to reduced risk of volatility. Under SFAS No. 133, the Company will be required to "mark-to-market" its hedging positions at the end of each period in advance of the period of recognition for the transaction to which the hedge relates. Pursuant to SFAS No. 130, the Company will reflect changes in the fair value of its open hedging positions as an increase or reduction in stockholders' equity through comprehensive income. Under SFAS No. 130, the impact of the changes in the fair value of financial instruments will be reversed from comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income upon occurrence of the transaction to which the hedge relates.

          The combined impact of implementing SFAS No. 130 and SFAS No. 133 will result in fluctuations in comprehensive income and stockholders' equity in periods of price volatility, despite the fact that the Company's cash flow and earnings will be "fixed" to the extent hedged. The amount of such fluctuations could be significant.

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          As discussed more fully in Notes 1 and 13 of the Consolidated Financial Statements, KACC utilizes hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes and to mitigate KACC's exposure to changes in foreign currency exchange rates. The following sets forth the impact on future earnings of adverse market changes related to KACC's hedging positions with respect to commodity and foreign exchange contracts described more fully in Note 13 of the Consolidated Financial Statements. The impact of market changes on energy derivative activities is generally not significant.

          Aluminum and Primary Aluminum
          Alumina and primary aluminum production in excess of internal requirements is sold in domestic and international markets, exposing
Kaiser to commodity price risks. KACC's hedging transactions are intended to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. On average, before consideration of hedging activities, any fixed price contracts with fabricated aluminum products customers, variation in production and shipment levels, and timing issues related to price changes, Kaiser estimates that each $.01 increase (decrease) in the market price per price equivalent pound of primary aluminum increases (decreases) Kaiser's annual pre-tax earnings by approximately $15 million.

          Based on the December 31, 1998 London Metal Exchange cash price for primary aluminum of approximately $.56 per pound, Kaiser estimates that it would realize approximately $100 million of net aggregate pre-tax benefits from its hedging positions and fixed price customer contracts during 1999 and 2000. Kaiser also estimates that a hypothetical $.10 per pound decrease from the above stated year end 1998 price level would result in additional net aggregate pre-tax benefits of approximately $150 million being realized during 1999 and 2000 related to KACC's hedging positions and fixed price customer contracts. Both amounts are versus what Kaiser's results would have been without the derivative commodity contracts and fixed price customer contracts discussed above. Conversely, Kaiser estimates that a hypothetical $.10 per pound increase from the above stated year-end 1998 price would result in a net aggregate reduction to pre-tax earnings of approximately $20.0 million being realized during 1999 and 2000 related to KACC's hedging positions and fixed price customer contracts.
It should be noted, however, that since the hedging positions and fixed price customer contracts lock-in a specified price or range of prices, may increase or decrease in earnings attributable to KACC's hedging positions or fixed price customer contracts would be significantly offset by a decrease or increase in the value of the hedged transactions.

          The foregoing estimated earnings impact on 2000 excludes the possible effect on pre-tax income of SFAS No. 133, which must be adopted by Kaiser as of January 1, 2000. The foregoing estimate of a hypothetical $.10 per pound increase in primary aluminum prices on KACC's hedging positions and fixed price customer contracts excludes the cash impact of possible margin deposit requirements. Kaiser estimates that KACC's cash exposure related to margin deposit requirements on such positions, if such a hypothetical price increase were to occur, would not have a material adverse impact on Kaiser's current liquidity or financial position.

          Foreign Currency
          KACC enters into forward exchange contracts to hedge material cash commitments for foreign currencies. KACC's primary foreign exchange exposure is related to KACC's Australian Dollar (A$) commitments in respect of activities associated with its 28.3%-owned affiliate, QAL. Kaiser estimates that, before consideration of any hedging activities, a US $0.01 increase (decrease) in the value of the A$ results in an approximate $1 million to $2 million (decrease) increase in Kaiser's annual pre-tax earnings.

          At December 31, 1998, Kaiser held derivative foreign currency contracts hedging approximately 75% and 50% of its A$ currency commitments for 1999 and 2000, respectively. Kaiser estimates that a hypothetical 10% reduction in the A$ exchange rate would result in Kaiser recognizing a net aggregate pre-tax cost of approximately $10 million to $15 million during 1999 and 2000 related to KACC's foreign currency hedging positions. This cost is versus what Kaiser's results would have been without Kaiser's derivative foreign currency contracts. It should be noted, however, that since the hedging positions lock-in specified rates, any increase or decrease in earnings attributable to currency hedging instruments would be offset by a corresponding decrease or increase in the value of the hedged commitments.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To MAXXAM Inc.:

We have audited the accompanying consolidated balance sheets of MAXXAM Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and stockholders' deficit for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAXXAM Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in
Item 14(a)(2) of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP


Houston, Texas
March 1, 1999

                        MAXXAM INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)



                                                           DECEMBER 31,
                                                   ---------------------------
                                                        1998          1997
                                                   ------------  -------------
ASSETS
Current assets:
     Cash and cash equivalents                     $      294.2  $      164.6
     Marketable securities                                 19.4          84.6
     Receivables:
          Trade, net of allowance for doubtful
               accounts of $6.4 and $5.9,
               respectively                               184.5         255.9
          Other                                           122.6         126.3
     Inventories                                          587.5         629.6
     Prepaid expenses and other current assets            152.4         175.1
                                                   ------------  ------------
               Total current assets                     1,360.6       1,436.1
Property, plant and equipment, net of accumulated
     depreciation of $921.5 and $845.6,
     respectively                                       1,278.9       1,320.9
Timber and timberlands, net of accumulated
     depletion of $178.4 and $169.2,
     respectively                                         302.3         299.1
Investments in and advances to unconsolidated
     affiliates                                           146.5         159.5
Deferred income taxes                                     555.8         479.9
Long-term receivables and other assets                    431.1         418.7
                                                   ------------  ------------
                                                   $    4,075.2  $    4,114.2
                                                   ============  ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                              $      182.9  $      187.3
     Accrued interest                                      72.4          68.7
     Accrued compensation and related benefits            133.7         159.3
     Other accrued liabilities                            180.6         174.9
     Payable to affiliates                                 77.1          82.9
     Short-term borrowings and current maturities
          of long-term debt                                37.0          69.0
                                                   ------------  ------------
               Total current liabilities                  683.7         742.1
Long-term debt, less current maturities                 1,971.7       1,888.0
Accrued postretirement medical benefits                   704.5         730.1
Other noncurrent liabilities                              604.8         586.3
                                                   ------------  ------------
               Total liabilities                        3,964.7       3,946.5
Commitments and contingencies
Minority interests                                        167.3         170.6
Stockholders' deficit:
     Preferred stock, $.50 par value; 12,500,000
          shares authorized; Class A $.05
          Non-Cumulative Participating Convertible
               Preferred Stock; 669,435 shares
               issued                                        .3            .3
     Common stock, $0.50 par value; 28,000,000
          shares authorized; 10,063,359 shares
          issued                                            5.0           5.0
     Additional capital                                   222.8         222.8
     Accumulated deficit                                 (175.7)       (118.5)
     Accumulated other comprehensive loss                     -          (3.3)
     Treasury stock, at cost (shares held:
          preferred - 845; common - 3,062,496 and
          3,062,762, respectively)                       (109.2)       (109.2)
                                                   ------------  ------------
               Total stockholders' deficit                (56.8)         (2.9)
                                                   ------------  ------------
                                                   $    4,075.2  $    4,114.2
                                                   ============  ============




The accompanying notes are an integral part of these financial statements.


                        MAXXAM INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)



                                                     YEARS ENDED DECEMBER 31,
                                            ----------------------------------------
                                                 1998          1997          1996
                                            ------------  ------------  ------------
Net sales:
     Aluminum operations                    $    2,256.4  $    2,373.2  $    2,190.5
     Forest products operations                    233.6         287.2         264.6
     Real estate and racing operations              82.7          68.7          88.2
                                            ------------  ------------  ------------
                                                 2,572.7       2,729.1       2,543.3
                                            ------------  ------------  ------------
Costs and expenses:
     Costs of sales and operations:
          Aluminum operations                    1,906.2       1,951.2       1,857.5
          Forest products operations               155.3         162.0         148.5
          Real estate and racing
               operations                           49.2          42.4          67.4
     Selling, general and administrative
          expenses                                 171.0         190.0         203.5
     Depreciation, depletion and
          amortization                             120.4         127.4         135.1
     Impairment of aluminum assets                  45.0             -             -
     Restructuring of aluminum operations              -          19.7             -
                                            ------------  ------------  ------------
                                                 2,447.1       2,492.7       2,412.0
                                            ------------  ------------  ------------

Operating income                                   125.6         236.4         131.3

Other income (expense):
     Investment, interest and other income          36.3          49.7          41.1
     Interest expense                             (201.3)       (201.4)       (175.5)
     Amortization of deferred financing
          costs                                     (7.2)        (10.2)         (9.0)
                                            ------------  ------------  ------------
Income (loss) before income taxes,
     minority interests
     and extraordinary item                        (46.6)         74.5         (12.1)
Credit for income taxes                             32.1           6.9          44.9
Minority interests                                   (.2)        (16.2)         (9.9)
                                            ------------  ------------  ------------
Income (loss) before extraordinary item            (14.7)         65.2          22.9

Extraordinary item:
     Loss on early extinguishment of debt,
          net of income tax benefit
               of $22.9                            (42.5)            -             -
                                            ------------  ------------  ------------
Net income (loss)                           $      (57.2) $       65.2  $       22.9
                                            ============  ============  ============
Basic earnings (loss) per common share:
     Income (loss) before extraordinary
          item                              $      (2.10) $       7.81  $       2.63
     Extraordinary item                            (6.07)            -             -
                                            ------------  ------------  ------------
     Net income (loss)                      $      (8.17) $       7.81  $       2.63
                                            ============  ============  ============

Diluted earnings (loss) per common and
     common equivalent share:
     Income (loss) before extraordinary
          item                              $      (2.10) $       7.14  $       2.42
     Extraordinary item                            (6.07)            -             -
                                            ------------  ------------  ------------
     Net income (loss)                      $      (8.17) $       7.14  $       2.42
                                            ============  ============  ============




The accompanying notes are an integral part of these financial statements.



                        MAXXAM INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN MILLIONS OF DOLLARS)



                                                            YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------
                                                        1998          1997          1996
                                                   ------------  ------------  ------------
Cash flows from operating activities:
     Net income (loss)                             $      (57.2) $       65.2  $       22.9
     Adjustments to reconcile net income (loss)
          to net cash provided
          by operating activities:
          Depreciation, depletion and amortization        120.4         127.4         135.1
          Impairment of aluminum assets                    45.0             -             -
          Extraordinary loss on early
               extinguishment of debt                      42.5             -             -
          Restructuring of aluminum operations                -          19.7             -
          Minority interests                                 .2          16.2           9.9
          Amortization of deferred financing costs
               and discounts on long-term debt             17.9          24.8          21.5
          Equity in (earnings) loss of
               unconsolidated affiliates, net of
               dividends received                           (.5)         23.3           3.0
          Net gain on sales of real estate,
               mortgage loans and other assets                -          (7.9)        (23.7)
          Net gains on marketable securities               (8.6)        (18.1)         (7.8)
          Net sales (purchases) of marketable
               securities                                  73.8         (16.2)          3.4
          Increase (decrease) in cash resulting
               from changes in:
               Receivables                                 70.1         (86.1)         60.4
               Inventories                                 38.7            .4         (30.6)
               Prepaid expenses and other assets           (3.5)         (9.8)        (33.3)
               Accounts payable                            (4.7)        (14.8)          4.8
               Accrued interest                             4.0           8.4           6.2
               Accrued and deferred income taxes          (23.9)         (4.4)        (46.0)
               Payable to affiliates and other
                    liabilities                           (74.1)        (67.5)        (74.0)
          Other                                             5.1           8.0           4.2
                                                   ------------  ------------  ------------
               Net cash provided by operating
                    activities                            245.2          68.6          56.0
                                                   ------------  ------------  ------------
Cash flows from investing activities:
     Capital expenditures                                (122.1)       (164.5)       (173.1)
     Investment in subsidiaries and joint ventures        (10.6)         (7.2)         (2.4)
     Restricted cash withdrawals used to acquire
          timberlands                                       8.9             -             -
     Net proceeds from disposition of property and
          investments                                      23.1          40.6          51.8
     Other                                                  2.9          (7.8)         (1.4)
                                                   ------------  ------------  ------------
               Net cash used for investing
                    activities                            (97.8)       (138.9)       (125.1)
                                                   ------------  ------------  ------------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt             875.5          30.1         371.8
     Premium for early retirement of debt                 (45.5)            -             -
     Redemptions, repurchase of and principal
          payments on long-term debt                     (804.0)        (78.4)        (32.8)
     Net borrowings (payments) under revolving and
          short-term credit facilities                     16.0           2.5         (13.8)
     Restricted cash withdrawals (deposits), net            7.3          (3.7)           .4
     Dividends paid to Kaiser's minority preferred
          stockholders                                        -          (4.2)        (10.5)
     Redemption of preference stock                        (8.7)         (2.1)         (5.2)
     Treasury stock repurchases                           (35.1)        (52.8)         (1.8)
     Incurrence of deferred financing costs               (23.4)         (1.8)        (12.1)
     Other                                                   .1           8.7           5.5
                                                   ------------  ------------  ------------
               Net cash provided by (used for)
                    financing activities                  (17.8)       (101.7)        301.5
                                                   ------------  ------------  ------------
Net increase (decrease) in cash and cash
     equivalents                                          129.6        (172.0)        232.4
Cash and cash equivalents at beginning of year            164.6         336.6         104.2
                                                   ------------  ------------  ------------
Cash and cash equivalents at end of year           $      294.2  $      164.6  $      336.6
                                                   ============  ============  ============



The accompanying notes are an integral part of these financial statements.




                        MAXXAM INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                          (IN MILLION OF DOLLARS)








                                                                                     ACCUMULATED
                        PREFERRED       COMMON STOCK      ADDI-         ACCUMU-         OTHER
                          STOCK    ---------------------  TIONAL         LATED      COMPREHENSIVE
                       ($.50 PAR)    SHARES   ($.50 PAR)  CAPITAL        DEFICIT        INCOME
                       ----------  ---------- ---------- ----------   -----------   ---------------
Balance, December
     31, 1995          $       .3         8.7 $      5.0 $       155.0  $     (208.5) $        (16.1)
     Net income                 -           -          -             -          22.9               -
     Reduction of
          pension
          liability             -           -          -             -             -            11.0
     Comprehensive
          income
     Gain from
          issuance of
          Kaiser
          common stock          -           -          -            .9             -               -
     Treasury stock
          repurchases           -           -          -             -             -               -
                       ----------- ---------- ---------- -------------  ------------  ---------------
Balance, December 31,
     1996                      .3         8.7        5.0         155.9        (185.6)           (5.1)
     Net income                 -           -          -             -          65.2               -
     Reduction of
          pension
          liability             -           -          -             -             -             1.8
     Comprehensive
          income
     Gain from
          issuance of
          Kaiser
          Aluminum
          Corporation
          common stock
          due to
          PRIDES
          conversion            -           -          -          62.9           1.9               -
     Gain from other
          issuances
          of Kaiser
          Aluminum
          Corporation
          common stock          -           -          -           1.1             -               -
     Treasury stock
          repurchases           -        (1.7)         -             -             -               -
     Gain on
          settlement
          of share-
          holder
          litigation            -           -          -           2.9             -               -
                       ----------- ---------- ---------- -------------  ------------  --------------
Balance, December
     31, 1997
                               .3         7.0        5.0         222.8        (118.5)           (3.3)
     Net loss                   -           -          -             -         (57.2)              -
     Reduction of
          pension
          liability             -           -          -             -             -             3.3
     Comprehensive
          loss
Balance, December
     31, 1998          $       .3         7.0 $      5.0 $       222.8  $     (175.7)      $       -
                       ==========  =========  ========== ============   ============  ==============



                            TREASURY                  COMPREHENSIVE
                             STOCK           TOTAL        INCOME
                        ---------------  ------------ -------------
 Balance, December
      31, 1995          $         (19.5) $      (83.8)
      Net income                      -          22.9 $        22.9
      Reduction of
           pension                    -          11.0          11.0
           liability                                  -------------
      Comprehensive
           income                                     $        33.9
                                                      =============
      Gain from
           issuance
           of Kaiser
           common stock               -            .9
      Treasury stock
           repurchases             (1.8)         (1.8)
                        ---------------  ------------
 Balance, December
      31, 1996                    (21.3)        (50.8)
      Net income                      -          65.2 $        65.2
      Reduction of
           pension
           liability                  -           1.8           1.8
                                                      -------------
      Comprehensive
           income                                     $        67.0
                                                      =============
      Gain from
           issuance
           of Kaiser
           Aluminum
           Corporation
           common stock
           due to PRIDES
           conversion                 -          64.8
      Gain from other
           issuances
           of Kaiser
           Aluminum
           Corporation
           common stock               -           1.1
      Treasury stock
           repurchases            (87.9)        (87.9)
      Gain on
           settlement
           of share-
           holder
           litigation                 -           2.9
                         --------------  ------------
 Balance, December
      31, 1997                   (109.2)         (2.9)
      Net loss                        -         (57.2)$       (57.2)
      Reduction of
           pension
           liability                  -           3.3           3.3
                                                      -------------
      Comprehensive
           loss                                       $       (53.9)
                                                      =============
 Balance, December
      31, 1998          $        (109.2) $      (56.8)
                        ==============   ============





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

          The Company is a holding company and, as such, conducts substantially all of its operations through its subsidiaries. The Company operates in four principal industries: aluminum, through its majority owned subsidiary, Kaiser Aluminum Corporation ("KAISER," 63% owned as of December 31, 1998), an integrated aluminum producer; forest products, through MAXXAM Group Inc. ("MGI") and MGI's wholly owned subsidiaries, principally The Pacific Lumber Company ("PACIFIC LUMBER") and Britt Lumber Co., Inc. ("BRITT"); real estate investment and development, managed through its wholly owned subsidiary, MAXXAM Property Company, and racing operations through Sam Houston Race Park, Ltd. ("SHRP, LTD."), a Texas limited partnership, in which the Company owned a 98.2% interest as of December 31, 1998. In 1998 and 1997, the Company increased its ownership in SHRP, Ltd. to 98.2% from the 78.8% interest held during 1996. MAXXAM Group Holdings Inc. ("MGHI") owns 100% of MGI and is a wholly owned subsidiary of the Company.

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

          The Company, principally through its wholly owned subsidiaries, is also engaged in the business of residential and commercial real estate investment and development, primarily in Puerto Rico, Arizona and California. Racing operations are conducted through SHRP, Ltd. which owns and operates a Class 1, pari-mutuel horse racing facility in the greater Houston metropolitan area.

          Use of Estimates and Assumptions
          The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities,
(ii) disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of revenues and expenses recognized during each period presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the subsequent resolution of any one of the contingent matters described in Note 12 could differ materially from current estimates. The results of an adverse resolution of such uncertainties could have a material effect on the Company's consolidated financial position, results of operations or liquidity.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Cash Equivalents
          Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less.

          Marketable Securities
          Marketable securities, which consist of corporate bonds and long and short positions in corporate common stocks are carried at fair value. The cost of the securities sold is determined using the first-in, first-out method. Included in investment, interest and other income for each of the three years in the period ended December 31, 1998 were: 1998 - net unrealized holding losses of $3.8 million and net realized gains of $11.9 million; 1997 - net unrealized holding gains of $5.0 million and net realized gains of $11.9 million; and 1996 - net unrealized holding losses of $.8 million and net realized gains of $8.1 million.

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

          Inventories consist of the following (in millions):





                                                           DECEMBER 31,
                                                   --------------------------
                                                        1998          1997
                                                   ------------  ------------
Aluminum operations:
     Finished fabricated products                  $       112.4 $       103.9
     Primary aluminum and work in process                  205.6         226.6
     Bauxite and alumina                                   109.5         108.4
     Operating supplies and repair and maintenance
          parts                                            116.0         129.4
                                                   ------------- -------------
                                                           543.5         568.3
                                                   ------------- -------------
Forest products operations:
     Lumber                                                 36.0          49.7
     Logs                                                    8.0          11.6
                                                   ------------- -------------
                                                            44.0          61.3
                                                   ------------- -------------
                                                   $       587.5 $       629.6
                                                   ============= =============



          Property, Plant and Equipment
          Property, plant and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed principally utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. The carrying value of property, plant and equipment is assessed when events and circumstances indicate that an impairment is present. Impairment is determined by measuring undiscounted future cash flows. If an impairment is present, the asset is reported at the lower of carrying value or fair value.

          Timber and Timberlands
          Timber and timberlands are stated at cost, net of accumulated depletion. Depletion is computed utilizing the unit-of-production method based upon estimates of timber values and quantities.

          Deferred Financing Costs
          Costs incurred to obtain financing are deferred and amortized over the estimated term of the related borrowing.

          Restricted Cash
          At December 31, 1998, cash and cash equivalents includes $28.4 million, which is reserved for debt service payments on the Company's Class A-1, Class A-2 and Class A-3 Timber Collateralized Notes due 2028 (the "TIMBER NOTES"). At December 31, 1997, cash and cash equivalents includes $17.8 million, which was reserved for debt service payments on the Company's 7.95% Timber Collateralized Notes due 2015 (the "OLD TIMBER NOTES"). Long-term receivables and other assets include restricted cash in the amount of $17.5 million and $33.7 million at December 31, 1998 and December 31, 1997, respectively. The restricted cash at December 31, 1998 primarily represents the amount held in an account by the trustee (the "PREFUNDING ACCOUNT") under the indenture governing the Timber Notes (the "TIMBER NOTES INDENTURE ") to enable Scotia Pacific Company LLC ("SCOTIA LLC"), a limited liability company wholly owned by Pacific Lumber, to acquire timberlands. The restricted cash at December 31, 1997 primarily represents the amount held by the trustee in the liquidity account (the "LIQUIDITY ACCOUNT") maintained by Scotia Pacific Holding Company ("SCOTIA PACIFIC"), a wholly owned subsidiary of Pacific Lumber merged into Scotia LLC, with respect to the Old Timber Notes for the benefit of holders of the Old Timber Notes under the indenture governing the Old Timber Notes.

          Also included in cash and cash equivalents at December 31, 1998 and 1997 is restricted cash of $67.7 million and $26.4 million, respectively, held in an interest-bearing account as security for short positions in marketable securities.

          Concentrations of Credit Risk
          The amounts restricted for debt service payments on the Timber Notes held in an account by the trustee (the "PAYMENT ACCOUNT") and held in the Prefunding Account for purchase of timberlands are invested primarily in commercial paper and other short-term investments. The Company mitigates its concentration of credit risk with respect to these restricted cash deposits by purchasing only high grade investments (ratings of A1/P1 short-term or AAA/aaa long-term debt) having maturities of less than three months. No more than 10% is invested within the same issue.

          Investment, Interest and Other Income
          Investment, interest and other income for the years ended December 31, 1998, 1997 and 1996 includes $12.7 million, $8.8 million, and $3.1 million, respectively, of pre-tax charges related principally to establishing additional litigation reserves for asbestos claims net, of estimated insurance recoveries, pertaining to operations which were discontinued prior to the acquisition of Kaiser by the Company in 1988. Other income in 1998 includes $12.0 million attributable to insurance recoveries related to certain environmental costs incurred. Also included in investment, interest and other income are net gains from sales of real estate of $7.1 million, $10.4 million and $25.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

          Foreign Currency Translation
          The Company uses the United States dollar as the functional currency for its foreign operations.

          Derivative Financial Instruments
          Hedging transactions using derivative financial instruments are primarily designed to mitigate KACC's exposure to changes in prices for certain of the products which KACC sells and consumes and, to a lesser extent, to mitigate KACC's exposure to changes in foreign currency exchange rates. KACC does not utilize derivative financial instruments for trading or other speculative purposes. KACC's derivative activities are initiated within guidelines established by Kaiser's management and approved by KACC's and Kaiser's boards of directors. Hedging transactions are executed centrally on behalf of all of KACC's business segments to minimize transactions costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.

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

          KACC has established margin accounts and credit limits with certain counterparties related to open forward sales and option contracts. When unrealized gains or losses are in excess of such credit limits, KACC is entitled to receive advances from the counterparties on open positions or is required to make margin deposits to counterparties as the case may be. At December 31, 1998, KACC had received $9.9 million of margin advances from counterparties. At December 31, 1997, KACC had neither received nor made any margin deposits. Kaiser considers credit risk related to possible failure of the counterparties to perform their obligations pursuant to the derivative contracts to be minimal. Deferred gains or losses are included in prepaid expenses and other current assets and other accrued liabilities. See Note 13.

          Fair Value of Financial Instruments
          The carrying amounts of cash equivalents and restricted cash approximate fair value. Marketable securities are carried at fair value which is determined based on quoted market prices. As of December 31, 1998 and 1997, the estimated fair value of long-term debt was $1,939.9 million and $2,010.6 million, respectively. The estimated fair value of long-term debt is determined based on the quoted market prices for the publicly traded issues and on the current rates offered for borrowings similar to the other debt. Some of the Company's publicly traded debt issues are thinly traded financial instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market.

          Stock-Based Compensation
          The Company applies the "intrinsic value" method described by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations to account for stock and stock-based compensation awards (see Note 11). In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-
Based Compensation," the Company calculated pro forma compensation cost for all stock options granted using the "fair value" method. The fair value of the stock options granted were estimated using the Black-Scholes option pricing model. The Company's pro forma income (loss) before extraordinary item and diluted earnings (loss) per share before extraordinary item would have been $(17.8) million and $(2.54) per share, respectively, for the year ended December 31, 1998, $64.0 million and $7.00 per share, respectively, for the year ended December 31, 1997, and $22.3 million and $2.36 per share, respectively, for the year ended December 31, 1996.

          Per Share Information
          Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period including the weighted average impact of the shares of common stock issued and treasury stock acquired during the year from the date of issuance or repurchase. The weighted average common shares outstanding was 7,000,663 shares, 8,357,062 shares and 8,700,269 shares for the years ended December 31, 1998, 1997 and 1996, respectively.

          Diluted earnings (loss) per share calculations also include the dilutive effect of the Class A Preferred Stock which is convertible into Common Stock as well as common and preferred stock options. The weighted average number of common and common equivalent shares was 7,812,377 shares, 9,143,920 shares and 9,465,051 shares for the years ended December 31, 1998, 1997 and 1996, respectively. The impact of outstanding convertible stock and stock options of 811,714 was excluded from the weighted average share calculation for the year ended December 31, 1998, as its effect would have been antidilutive.

          Labor Related Costs
          Kaiser is currently operating five of its United States facilities with salaried employees and other workers as a result of the September 30, 1998 strike by the United Steelworkers of America ("USWA") and the subsequent "lock-out" by Kaiser in January 1999. For purposes of computing the benefit related costs and liabilities to be reflected in the accompanying consolidated financial statements for the year ended December 31, 1998 (such as pension and other postretirement benefit costs/liabilities), Kaiser has based its accruals on the terms of the previously existing (expired) USWA contract. Any differences between the amounts accrued and the amounts ultimately agreed to during the collective bargaining process will be reflected in future results during the term of any new contract.

          All incremental operating costs incurred as a result of the USWA strike and subsequent lockout are being expensed as incurred. Such costs totaled approximately $50.0 million during 1998 (approximately $40.0 million of which were incurred in the fourth quarter). Kaiser's fourth quarter 1998 results also reflect reduced profitability of approximately $10.0 million resulting from the strike-related curtailment of three potlines (representing approximately 70,000 tons of annual capacity) at Kaiser's Mead and Tacoma, Washington, smelters and certain other shipment delays experienced at the other affected facilities at the outset of the USWA strike.

2.        ACQUISITION

          During June 1997, Kaiser Bellwood Corporation, a wholly owned subsidiary of KACC, completed the acquisition of the Reynolds Metals Company's Richmond, Virginia, extrusion plant and its existing inventories for a total purchase price of $41.6 million, consisting of cash payments of $38.4 million and the assumption of approximately $3.2 million of employee related and other liabilities. Upon completion of the transaction, Kaiser Bellwood Corporation became a subsidiary guarantor under the indentures in respect of the KACC 9-7/8% Senior Notes, KACC 10-7/8% Senior Notes, and KACC 12-3/4% Senior Subordinated Notes (all as defined below).

3.        RESTRUCTURING OF OPERATIONS

          During the second quarter of 1997, Kaiser recorded a $19.7 million restructuring charge to reflect actions taken and plans initiated to achieve reduced production costs, decreased corporate selling, general and administrative expenses, and enhanced product mix. The significant components of the restructuring charge were: (i) a net loss of approximately $1.4 million as a result of the contribution of certain net assets of KACC's Erie, Pennsylvania fabrication plant in connection with the formation of AKW L.P. ("AKW")(50% owned), an aluminum wheels joint venture formed with a third party in May 1997, and the subsequent decision to close the remainder of the Erie plant in order to consolidate its forging operations into two other facilities; (ii) a charge of $15.6 million associated with asset dispositions regarding product rationalization and geographical optimization, and (iii) a charge of approximately $2.7 million for benefit and other costs associated with the consolidation or elimination of certain corporate and other staff functions.

4.        INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

          Summary combined financial information is provided below for unconsolidated aluminum investments, most of which supply and process raw materials. The investees are Queensland Alumina Limited ("QAL") (28.3% owned), Kaiser Jamaica Bauxite Company (49% owned) and Anglesey Aluminium Limited ("ANGLESEY") (49% owned). KACC provides some of its affiliates with services such as financing, management and engineering. Purchases from these affiliates for the acquisition and processing of bauxite, alumina and primary aluminum aggregated $235.1 million, $245.2 million and $281.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. KACC's equity in earnings (loss) before income taxes of such operations is treated as a reduction (increase) in cost of sales. As of December 31, 1998 and 1997, KACC's net receivable from these affiliates was an immaterial amount.

          Kaiser, principally through KACC, has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 13), letters of credit and guarantees. Such purchase agreements and tolling arrangements include long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. These obligations expire in 2008. Under the agreements, KACC is unconditionally obligated to pay its proportional share of debt, operating costs and certain other costs of QAL. The aggregate minimum amount of required future principal payments at December 31, 1998 is $97.6 million, of which approximately $12.0 million is due in each of 2000 and 2001 with the balance being due thereafter. KACC's share of payments, including operating costs and certain other expenses under the agreements, has ranged between $100.0 million and $120.0 million per year over the past three years. KACC also has agreements to supply alumina to and to purchase aluminum from Anglesey.

          The summary combined financial information for the year ended December 31, 1998 and 1997 also contains the balances and results of AKW. During early 1999, Kaiser signed a letter of intent to sell its interest in
AKW.   See Note 17 (in millions):





                                                            DECEMBER 31,
                                                    ---------------------------
                                                         1998          1997
                                                    ------------- -------------
Current assets                                      $       356.0 $       393.0
Long-term assets (primarily property, plant and
     equipment, net)                                        393.9         395.0
                                                    ------------- -------------

     Total assets                                   $       749.9 $       788.0
                                                    ============= =============
Current liabilities                                 $        92.2 $       117.1
Long-term liabilities (primarily long-term debt)            396.6         400.8
Stockholders' equity                                        261.1         270.1
                                                    ------------- -------------
     Total liabilities and stockholders' equity     $       749.9 $       788.0
                                                    ============= =============





                                                      YEARS ENDED DECEMBER 31,
                                             ----------------------------------------
                                                  1998          1997          1996
                                             ------------  ------------  ------------
Net sales                                    $      659.2  $      644.1  $      660.5
Costs and expenses                                 (651.7)       (637.8)       (631.5)
Provision for income taxes                           (2.7)         (8.2)         (8.7)
                                             ------------  ------------  ------------
Net income (loss)                            $        4.8  $       (1.9) $       20.3
                                             ============  ============  ============
Kaiser's equity in earnings                  $        5.4  $        2.9  $        8.8
                                             ============  ============  ============

Dividends received                           $        5.5  $       10.7  $       11.8
                                             ============  ============  ============



          Kaiser's equity in earnings differs from the summary net income
(loss) due to various percentage ownerships in the entities and equity method accounting adjustments. At December 31, 1998, Kaiser's investment in its unconsolidated affiliates exceeded its equity in their net assets by approximately $18.2 million which amount will be fully amortized over the next two years. Amortization of the excess investment totaling $10.0 million, $11.4 million, and $11.6 million is included in depreciation, depletion and amortization for the years ended December 31, 1998, 1997 and 1996, respectively.

          Other Investees
          In 1995, pursuant to a joint venture agreement with SunCor Development Company ("SUNCOR") for the purpose of developing, managing and selling a real estate project, the Company, through a wholly owned real estate subsidiary, contributed 950 acres of undeveloped land valued at $10.0 million in exchange for a 50% initial interest in the joint venture. SunCor, the managing partner, contributed $10.0 million in cash in exchange for its 50% initial interest. At December 31, 1998, the joint venture had assets of $28.0 million, liabilities of $8.7 million and equity of $19.3 million. At December 31, 1997, the joint venture had assets of $32.9 million, liabilities of $10.5 million and equity of $22.4 million. For the years ended December 31, 1998, 1997 and 1996, the joint venture had income of $3.8 million, $3.8 million and $2.3 million, respectively.

          In October 1998, pursuant to a joint agreement with Westbrook Firerock LLC ("WESTBROOK") for the purpose of developing, managing and selling a real estate project, the Company, through a wholly owned real estate subsidiary, contributed 808 acres of undeveloped land having an agreed upon value of $11.0 million in exchange for a 50% initial interest in the joint venture. Westbrook contributed $5.5 million in cash and an obligation to fund an additional $5.5 million as needed by the joint venture, which is secured by an irrevocable letter of credit. At December 31, 1998, the joint venture had assets of $17.6 million, liabilities of $1.1 million and equity of $16.5 million. For the year ended December 31, 1998, the joint venture's income was not significant.

5.        PROPERTY, PLANT AND EQUIPMENT

          The major classes of property, plant and equipment are as follows (in millions):




                                           ESTIMATED            DECEMBER 31,
                                             USEFUL     --------------------------
                                             LIVES           1998          1997
                                         -------------  ------------  ------------
Land and improvements                     5 - 30 years  $      225.9  $      206.1
Buildings                                 5 - 45 years         328.0         324.5
Machinery and equipment                   3 - 22 years       1,595.8       1,568.8
Construction in progress                                        50.7          67.1
                                                        ------------  ------------
                                                             2,200.4       2,166.5
Less:  accumulated depreciation                               (921.5)       (845.6)
                                                        ------------  ------------
                                                        $    1,278.9  $    1,320.9
                                                        ============  ============



          Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $97.7 million, $99.9 million and $105.9 million, respectively.


          During the fourth quarter of 1998, KACC decided to seek a strategic partner for further development and deployment of its Micromill(TM) technology. While technological progress has been good, management concluded that additional time and investment will be required to achieve commercial success. Given Kaiser's other strategic priorities, Kaiser believes that bringing in added commercial and financial resources is the appropriate course of action for capturing the maximum long-term value. This change in strategic course required a different accounting treatment, and Kaiser correspondingly recorded a $45.0 million impairment charge to reduce the carrying value of the Micromill assets to approximately $25.0 million.


6.        SHORT-TERM BORROWINGS

          During 1998 and 1997, the Company had average short-term borrowings outstanding of $18.6 million and $9.0 million, respectively, under the debt instruments described below. The weighted average interest rate during 1998 and 1997 was 9.1% and 9.8%, respectively.

          MAXXAM Loan Agreement (the "CUSTODIAL TRUST AGREEMENT")
          On October 19, 1998, the Company drew down $16.0 million, the amount available as of such date, under the Custodial Trust Agreement which
provided for up to $25.0 million in borrowings.   The borrowing converted
to a term loan bearing interest at LIBOR plus 2% per annum and maturing on October 21, 1999 as provided under the terms of the agreement. The loan is secured by 7,915,000 shares of Kaiser common stock.

          Demand Note
          On November 26, 1997, the Company entered into a credit facility with an investment bank providing for up to $25.0 million in borrowings payable on demand. Borrowings are secured by 400,000 shares of Kaiser common stock for each $1.0 million of borrowings. As of December 31, 1998, $2.5 million of borrowings were outstanding under this facility. No additional borrowings were available under this facility as of December 31, 1998 as the per share market price for the Kaiser common stock was below the $8.50 minimum required by the facility.

          Notes to NL Industries, Inc. ("NL") and the Combined Master
               Retirement Trust ("CMRT")
          On May 14, 1998, the Company repaid the $35.1 million 10% one-year notes issued to NL and CMRT in connection with the October 1997 repurchase of 1,277,250 shares of the Company's common stock.

7.        LONG-TERM DEBT

          Long-term debt consists of the following (in millions):



                                                            DECEMBER 31,
                                                    --------------------------
                                                         1998          1997
                                                    ------------  ------------
12% MGHI Senior Secured Notes due August 1, 2003    $      130.0  $      130.0
11-1/4% MGI Senior Secured Notes due August 1, 2003            -         100.0
12-1/4% MGI Senior Secured Discount Notes due
     August 1, 2003,                                           -         117.3
     net of discount
10-1/2% Pacific Lumber Senior Notes due March 1,
     2003                                                      -         235.0
Pacific Lumber Credit Agreement                                -           9.4
7.43% Scotia LLC Timber Collateralized Notes due
     July 20, 2028                                         867.2             -
7.95% Scotia Pacific Timber Collateralized Notes
     due July 20, 2015                                         -         320.0
1994 KACC Credit Agreement                                     -             -
10-7/8% KACC Senior Notes due October 15, 2006,
     including premium                                     225.7         225.8
9-7/8% KACC Senior Notes due February 15, 2002, net
     of discount                                           224.4         224.2
12-3/4% KACC Senior Subordinated Notes due February
     1, 2003                                               400.0         400.0
Alpart CARIFA Loans                                         60.0          60.0
Other aluminum operations debt                              52.9          61.6
Other notes and contracts, primarily secured by
     receivables, buildings, real estate
     and equipment                                         30.0           36.1
                                                    ------------  ------------
                                                         1,990.2       1,919.4
          Less: current maturities                         (18.5)        (31.4)
                                                    ------------  ------------
                                                    $    1,971.7  $    1,888.0
                                                    ============  ============



          12% MGHI Senior Secured Notes due 2003 (the "MGHI NOTES")
          The MGHI Notes due August 1, 2003 are guaranteed on a senior, unsecured basis by the Company. The common stock of MGI serves as security for the MGHI Notes. Interest is payable semi-annually. In connection with the redemption of the 11-1/4% MGI Senior Secured Notes due 2003 and 12-1/4% MGI Senior Secured Discount Notes due 2003 (collectively, the "MGI NOTES") and the issuance of the Timber Notes (discussed below), MGHI amended the indenture for the MGHI Notes, to among other things, pledge all of the 27,938,250 shares of Kaiser common stock it owns, 16,055,000 shares of which were released from the pledge securing the MGI Notes.

          The net proceeds from the offering of the MGHI Notes after estimated expenses were approximately $125.0 million, all of which was loaned to the Company pursuant to an intercompany note (the "INTERCOMPANY NOTE") which is pledged to secure the MGHI Notes. The Intercompany Note bears interest at the rate of 11% per annum (payable semi-annually on the interest payment dates applicable to the MGHI Notes) and matures on August 1, 2003. The Company is entitled to defer the payment of interest on the Intercompany Note on any interest payment date to the extent that MGHI has sufficient available funds to satisfy its obligations on the MGHI Notes on such date. Any such deferred interest will be added to the principal amount of the Intercompany Note and will be payable at maturity. Interest deferred on the Intercompany Note as of December 31, 1998 amounted to $7.8 million. An additional $7.3 million of interest was deferred on February 1, 1999.

          Pacific Lumber Credit Agreement
          On December 18, 1998, the Pacific Lumber Credit Agreement was amended and restated as a new three-year senior secured credit facility which expires on October 31, 2001. The new facility allows for borrowings of up to $60 million, all of which may be used for revolving borrowings, $20 million of which may be used for standby letters of credit and $30 million of which may be used for timberland acquisitions. Borrowings would be secured by all of Pacific Lumber's domestic accounts receivable and inventory. Borrowings for timberland acquisitions would also be secured by the acquired timberlands and, commencing in April 2001, are to be repaid annually from 50% of Pacific Lumber's cash flow (as defined). The remaining excess cash flow is available for dividends. Upon maturity of the facility, all outstanding borrowings used for timberland acquisitions will convert to a term loan repayable over four years. As of December 31, 1998, $27.5 million of borrowings was available under the agreement, no borrowings were outstanding and letters of credit outstanding amounted to $14.4 million.

          Scotia LLC Timber Collateralized Notes due 2028
          On July 20, 1998, Scotia LLC issued $867.2 million aggregate principal amount of Timber Notes which have an overall effective interest rate of 7.43% per annum. Net proceeds from the offering of the Timber Notes were used primarily to prepay the Old Timber Notes and to redeem the 10-1/2% Pacific Lumber Senior Notes due 2003 ("PACIFIC LUMBER SENIOR NOTES") and the MGI Notes effective August 19, 1998. The Company recognized an extraordinary loss of $42.5 million, net of the related income tax benefit of $22.9 million, in 1998 for the early extinguishment of the Old Timber Notes, the Pacific Lumber Senior Notes and the MGI Notes. Concurrently with the issuance of the Timber Notes, (i) Scotia Pacific was merged into Scotia LLC, (ii) Pacific Lumber transferred to Scotia LLC approximately 13,500 acres of timberlands and the timber and timber harvesting rights with respect to an additional 19,700 acres of timberlands, and (iii) Scotia LLC transferred to Pacific Lumber the timber and timber harvesting rights related to approximately 1,400 acres of timberlands.

          Under the Timber Notes Indenture, the business activities of Scotia LLC are generally limited to the ownership and operation of its timber and timberlands. The Timber Notes are senior secured obligations of Scotia LLC and are not obligations of, or guaranteed by, Pacific Lumber or any other person. The Timber Notes are secured by a lien on (i) Scotia LLC's timber and timberlands (representing $252.0 million of the Company's consolidated timber and timberlands balance at December 31, 1998), and (ii) substantially all of Scotia LLC's other property. Interest on the Timber Notes is further secured by a line of credit agreement between Scotia LLC and a bank pursuant to which Scotia LLC may borrow to pay interest on the Timber Notes. The Timber Notes Indenture permits Scotia LLC to have outstanding up to $75.0 million of non-recourse indebtedness to acquire additional timberlands and to issue additional timber notes provided certain conditions are met (including repayment or redemption of the $160.7 million of Class A-1 Timber Notes).

          The Timber Notes are structured to link, to the extent of cash available, the deemed depletion of Scotia LLC's timber (through the harvest and sale of logs) to the required amortization of the Timber Notes. The required amount of amortization on any Timber Notes payment date is determined by various mathematical formulas set forth in the Timber Notes Indenture. The minimum amount of principal which Scotia LLC must pay (on a cumulative basis and subject to available cash) through any Timber Notes payment date in order to avoid an Event of Default is referred to as Minimum Principal Amortization. If the Timber Notes were amortized in accordance with Minimum Principal Amortization, the final installment of principal would be paid on July 20, 2028. The minimum amount of principal which Scotia LLC must pay (on a cumulative basis) through any Timber Notes payment date in order to avoid payment of prepayment or deficiency premiums is referred to as Scheduled Amortization. If all payments of principal are made in accordance with Scheduled Amortization, the payment date on which Scotia LLC will pay the final installment of principal is January 20, 2014. Such final installment would include a single bullet principal payment of $463.3 million related to the Class A-3 Timber Notes.

          Principal and interest on the Timber Notes are payable semi-annually on January 20 and July 20. The Timber Notes are redeemable at the option of Scotia LLC at any time. The redemption price of the Timber Notes is equal to the sum of the principal amount, accrued interest and a prepayment premium calculated based upon the yield of like term Treasury securities plus 50 basis points.

          As a result of the sale of approximately 5,600 acres of Pacific Lumber's timberlands consisting of two forest groves commonly referred to as the Headwater Forest and Elk Head Springs Forest (the "HEADWATERS TIMBERLANDS") on March 1, 1999, Salmon Creek received proceeds of $299.9 million in cash. See Note 12 to the Consolidated Financial Statements. Salmon Creek has deposited approximately $285.0 million of such proceeds into an escrow account (the "ESCROWED FUNDS"), pursuant to an escrow agreement (the "ESCROW AGREEMENT") as necessary to support the Timber
Notes.   The net proceeds of the sale of the Grizzly Creek grove will also be placed in escrow (on the same basis as the net proceeds of the sale of the Headwaters Timberlands) unless, at the time of receipt of such proceeds, funds are no longer on deposit under the Escrow Agreement.

          Under the Escrow Agreement, the Escrowed Funds will be released by the Escrow Agent only in accordance with resolutions duly adopted by the Board of Managers of Scotia LLC and, unless the resolutions authorize the payment of funds exclusively to, or to the order of, the Trustee or the Collateral Agent under the Timber Notes Indenture, only if one or more of the following conditions are satisfied: (a) the resolutions authorizing the release of the Escrowed Funds are adopted by a majority of the Board of Managers of Scotia LLC (including the affirmative vote of the two independent managers); (b) a Rating Agency Confirmation (as defined in the Timber Notes Indenture) has been received that gives effect to the release or disposition of funds directed by the resolutions; or (c) Scotia LLC has received an opinion from a nationally recognized investment banking firm to the effect that, based on the revised harvest schedule and the other assumptions provided to such firm, the funds that would be available to Scotia LLC based on such harvest schedule, assumptions and otherwise under the Timber Notes Indenture after giving effect to the release or disposition of funds directed by such resolutions would be adequate (i) to pay Scheduled Amortization (as defined in the Timber Notes Indenture) on the Class A-1 and Class A-2 Timber Notes and (ii) to amortize the Class A-3 Timber Notes on a schedule consistent with the original harvest schedule as of July 9, 1998 (assuming that the Class A-3 Timber Notes are not refinanced on January 20, 2014).

          1994 KACC Credit Agreement (as amended, the "KACC CREDIT
               AGREEMENT")
          KACC is able to borrow under this facility through August 2001 by means of revolving credit advances and letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of $325.0 million or a borrowing base relating to eligible accounts receivable plus eligible inventory. As of February 28, 1999, $274.1 million (of which $74.1 million could have been used for letters of credit) was available under the KACC Credit Agreement. The KACC Credit Agreement is unconditionally guaranteed by Kaiser and by certain significant subsidiaries of KACC. Outstanding balances bear interest at a premium (which varies based on the results of a financial test) over either a base rate or LIBOR, at KACC's option.

          The KACC Credit Agreement requires KACC to comply with certain financial covenants and places restrictions on Kaiser's and KACC's ability to, among other things, incur debt and liens, make investments, pay dividends, undertake transactions with affiliates, make capital expenditures and enter into unrelated lines of business. The KACC Credit Agreement is secured by, among other things, (i) mortgages on KACC's major domestic plants (excluding KACC's Gramercy alumina plant and Micromill facility), (ii) subject to certain exceptions, liens on the accounts receivable, inventory, equipment, domestic patents and trademarks and substantially all other personal property of KACC and certain of its subsidiaries, (iii) a pledge of all of the stock of KACC owned by Kaiser, and (iv) pledges of all of the stock of a number of KACC's wholly owned domestic subsidiaries, pledges of a portion of the stock of certain foreign subsidiaries and pledges of a portion of the stock of certain partially owned foreign affiliates.

          10-7/8 % KACC Senior Notes due 2006 (the "KACC 10-7/8 % SENIOR
               NOTES"),
          9-7/8 % KACC Senior Notes due 2002 (the "KACC 9-7/8 % SENIOR
               NOTES") and
          12-3/4 % KACC Senior Subordinated Notes due 2003 (the "KACC
               SENIOR SUBORDINATED NOTES" and collectively, the "KACC
               NOTES")
          The KACC Notes, are guaranteed, jointly and severally, by certain subsidiaries of KACC. The indentures governing the KACC Notes, (the "KACC INDENTURES") restrict, among other things, KACC's ability to incur debt, undertake transactions with affiliates, and pay dividends. Furthermore, the KACC Indentures provide that KACC must offer to purchase the KACC Notes upon the occurrence of a Change of Control (as defined therein). Under the most restrictive of the covenants in the KACC Indentures and the KACC Credit Agreement, neither Kaiser nor KACC currently is permitted to pay dividends on their common stock.

          Alpart CARIFA Loans
          In December 1991, Alumina Partners of Jamaica ("ALPART", a majority owned subsidiary of KACC) entered into a loan agreement with the Caribbean Basin Projects Financing Authority ("CARIFA"). Alpart's obligations under the loan agreement are secured by two letters of credit aggregating $64.2 million. KACC is a party to one of the two letters of credit in the amount of $41.7 million in respect of its ownership interest in Alpart. Alpart has also agreed to indemnify bondholders of CARIFA for certain tax payments that could result from events, as defined, that adversely affect the tax treatment of the interest income on the bonds.

          Maturities
          Scheduled maturities and redemptions of long-term debt outstanding at December 31, 1998 are as follows (in millions):




                                                          YEARS ENDING DECEMBER 31,
                             -----------------------------------------------------------------------------------
                                  1999          2000          2001          2002          2003       Thereafter
                             ------------  ------------- ------------- ------------- ------------- -------------
12% MGHI Senior Secured
     Notes                   $          -  $           - $           - $           - $       130.0 $           -
7.43% Scotia LLC Timber
     Collateralized Notes             8.2           15.9          16.3          17.1          19.3         790.4
10-7/8% KACC Senior Notes               -              -             -             -             -         225.7
9-7/8% KACC Senior Notes                -              -             -         224.4             -             -
12-3/4% KACC Senior
     Subordinated Notes                 -              -             -             -         400.0             -
Alpart CARIFA Loans                     -              -             -             -             -          60.0
Other aluminum operations
     debt                             0.4            0.3           0.3           0.3           0.3          51.3
Other                                 9.9            3.8           3.6           1.2           1.1          10.4
                             ------------  ------------- ------------- ------------- ------------- -------------
                             $       18.5  $        20.0 $        20.2 $       243.0 $       550.7 $     1,137.8
                             ============  ============= ============= ============= ============= =============



          Capitalized Interest
          Interest capitalized during the years ended December 31, 1998, 1997 and 1996 was $3.5 million, $7.2 million and $5.0 million, respectively.

          Restricted Net Assets of Subsidiaries and Pledges of Subsidiary
          Stock
          Certain debt instruments restrict the ability of the Company's subsidiaries to transfer assets, make loans and advances and pay dividends to the Company. As of December 31, 1998, all of the assets relating to the Company's aluminum, forest products, real estate and other operations are subject to such restrictions. The Company could eliminate all of such restrictions with respect to approximately $194.6 million of the Company's real estate assets with the extinguishment of $27.4 million of debt. The Company and MGHI have pledged a total of 36,853,250 shares of Kaiser common stock (representing a 47% interest in Kaiser) under various indentures and loan agreements.

8.        INCOME TAXES

          Income taxes are determined using an asset and liability approach which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.
Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

          Income (loss) before income taxes, minority interests and extraordinary item by geographic area is as follows (in millions):



                                                      YEARS ENDED DECEMBER 31,
                                             ----------------------------------------
                                                  1998          1997          1996
                                             ------------  ------------  ------------
Domestic                                     $     (118.7) $      (93.0) $      (55.0)
Foreign                                              72.1         167.5          42.9
                                             ------------  ------------  ------------
                                             $      (46.6) $       74.5  $      (12.1)
                                             ============  ============  ============


          Income taxes are classified as either domestic or foreign based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is subject to domestic income taxes.

          The credit (provision) for income taxes on income (loss) before income taxes, minority interests and extraordinary item consists of the following (in millions):

                                                      YEARS ENDED DECEMBER 31,
                                             ----------------------------------------
                                                  1998          1997          1996
                                             ------------  ------------  ------------
Current:
     Federal                                 $       (1.8) $       (1.5) $       (1.5)
     State and local                                  (.4)          (.4)          (.5)
     Foreign                                        (16.5)        (28.7)        (21.8)
                                             ------------  ------------  ------------
                                                    (18.7)        (30.6)        (23.8)
                                             ------------  ------------  ------------
Deferred:
     Federal                                         54.9          48.4          42.6
     State and local                                  8.4          (3.9)         18.5
     Foreign                                        (12.5)         (7.0)          7.6
                                             ------------  ------------  ------------
                                                     50.8          37.5          68.7
                                             ------------  ------------  ------------
                                             $       32.1  $        6.9  $       44.9
                                             ============  ============  ============



          A reconciliation between the credit for income taxes and the amount computed by applying the federal statutory income tax rate to income
(loss) before income taxes, minority interests and extraordinary item is as follows (in millions):




                                                      YEARS ENDED DECEMBER 31,
                                             ----------------------------------------
                                                  1998          1997          1996
                                             ------------  ------------  ------------
Income (loss) before income taxes, minority
     interests
     and extraordinary item                  $      (46.6) $       74.5  $      (12.1)
                                             ============  ============  ============

Amount of federal income tax credit
     (provision) based upon the
     statutory rate                          $       16.3  $      (26.1) $        4.2
Revision of prior years' tax estimates and
     other changes in valuation allowances           14.5          33.8          41.2
Percentage depletion                                  3.2           4.2           3.9
Foreign taxes, net of federal tax benefit            (1.9)         (3.1)         (5.5)
State and local taxes, net of federal tax
     effect                                           (.6)         (2.8)          1.1
Other                                                  .6            .9             -
                                             ------------  ------------  ------------
                                             $       32.1  $        6.9  $       44.9
                                             ============  ============  ============



          The revision of prior years' tax estimates and other changes in valuation allowances, as shown in the table above, includes amounts for the reversal of reserves which the Company no longer believes are necessary, other revisions in prior years' tax estimates and changes in valuation allowances with respect to deferred income tax assets. Generally, the reversal of reserves relates to the expiration of the relevant statute of limitations with respect to certain income tax returns or the resolution of specific income tax matters with the relevant tax authorities. For the years ended December 31, 1998, 1997 and 1996, the reversal of reserves which the Company believes are no longer necessary resulted in a credit to the income tax provision of $11.5 million, $32.1 million and $40.8 million, respectively.

          The components of the Company's net deferred income tax assets (liabilities) are as follows (in millions):


                                                            DECEMBER 31,
                                                    --------------------------
                                                         1998          1997
                                                    ------------  ------------
Deferred income tax assets:
     Postretirement benefits other than pensions    $      284.0  $      293.1
     Loss and credit carryforwards                         199.1         148.3
     Other liabilities                                     174.6         219.6
     Costs capitalized only for tax purposes                62.8          45.2
     Real estate                                            41.8          48.1
     Timber and timberlands                                 37.4          34.2
     Other                                                  89.0          82.5
     Valuation allowances                                 (123.1)       (126.4)
                                                    ------------  ------------
          Total deferred income tax assets, net            765.6         744.6
                                                    ------------  ------------
Deferred income tax liabilities:
     Property, plant and equipment                        (116.0)       (145.6)
     Other                                                 (84.8)        (95.1)
                                                    ------------  ------------
          Total deferred income tax liabilities           (200.8)       (240.7)
                                                    ------------  ------------
Net deferred income tax assets                      $      564.8  $      503.9
                                                    ============  ============



          As of December 31, 1998, approximately $378.2 million of the net deferred income tax assets listed above are attributable to Kaiser. A principal component of this amount is the $249.6 million tax benefit, net of certain valuation allowances, associated with the accrual for postretirement benefits other than pensions. The future tax deductions with respect to the turnaround of this accrual will occur over a thirty to forty-year period. If such deductions create or increase a net operating loss, Kaiser has the ability to carry forward such loss for 20 taxable years. For reasons discussed below, the Company believes a long-term view of profitability is appropriate and has concluded that this net deferred income tax asset will more likely than not be realized. Included in the remaining $128.6 million of Kaiser's net deferred income tax assets is approximately $55.0 million attributable to the tax benefit of loss and credit carryforwards, net of valuation allowances. A substantial portion of the valuation allowances for Kaiser relate to loss and credit carryforwards. The Company evaluated all appropriate factors to determine the proper valuation allowances for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization. For example, full valuation allowances were provided for certain credit carryforwards that expire in the near term. With regard to future levels of income, the Company believes that Kaiser, based on the cyclical nature of its business, its history of operating earnings and its expectations for future years, will more likely than not generate sufficient taxable income to realize the benefit attributable to the loss and credit carryforwards for which valuation allowances were not provided.

          The net deferred income tax assets listed above which are not attributable to Kaiser are approximately $186.6 million as of December
31, 1998. This amount includes approximately $100.8 million attributable to the tax benefit of loss and credit carryforwards, net of valuation allowances. Based on an evaluation of the appropriate factors, as discussed above, to determine the proper valuation allowances for these carryforwards, the Company believes that it is more likely than not that it will realize the benefit for these carryforwards for which valuation allowances were not provided. Also included is approximately $70.3 million which relates to the excess of the tax basis over financial statement basis with respect to timber and timberlands and real estate. The Company has concluded that it is more likely than not that these net deferred income tax assets will be realized based in part upon the estimated values of the underlying assets which are in excess of their tax basis.

          As of December 31, 1998 and 1997, $56.6 million and $58.8 million, respectively, of the net deferred income tax assets listed above are included in prepaid expenses and other current assets. Certain other portions of the deferred income tax liabilities listed above are included in other accrued liabilities and other noncurrent liabilities.

          The Company files consolidated federal income tax returns together with its domestic subsidiaries, other than Kaiser and its subsidiaries. Kaiser and its domestic subsidiaries are members of a separate consolidated return group which files its own consolidated federal income tax returns.

          The following table presents the tax attributes for federal income tax purposes at December 31, 1998 attributable to the Company and Kaiser (in millions). The utilization of certain of these tax attributes is subject to limitations.



                                               THE COMPANY                   KAISER
                                      --------------------------  ---------------------------
                                                       EXPIRING                    EXPIRING
                                                       THROUGH                     THROUGH
                                                    ------------                -------------
Regular Tax Attribute Carryforwards:
     Current year net operating loss  $       160.3          2018 $           -             -
     Prior year net operating losses          106.6          2012          28.2          2012
     General business tax credits                .5          2002           4.9          2011
     Foreign tax credits                          -             -          48.4          2003
     Alternative minimum tax credits            1.8    Indefinite          23.4    Indefinite

Alternative Minimum Tax Attribute
  Carryforwards:
     Current year net operating loss  $       165.4          2018 $           -             -
     Prior year net operating losses          118.1          2012           6.2          2011
     Foreign tax credits                          -             -          87.2          2003



          The income tax provisions related to other comprehensive income were $0.6 million and $6.5 million for the years ended December 31, 1997 and 1996, respectively. There was no tax provision related to other comprehensive income for the year ended December 31, 1998.

9.        EMPLOYEE BENEFIT AND INCENTIVE PLANS

          In the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits" ("SFAS NO. 132"), which amends Statements of Financial Accounting Standards Nos. 87, 88 and 106. SFAS No. 132, among other things, standardizes the disclosure requirements for pensions and other postretirement benefits and suggests combined formats for presentation of such disclosures, but has no impact on the computation of the reported amounts. Prior year disclosures have been revised to comply with SFAS No. 132.

          Pension and Other Postretirement Benefit Plans
          The Company has various retirement plans which cover essentially all employees. Most of the Company's employees are covered by defined benefit plans. The benefits are determined under formulas based on the employee's years of service, age and compensation. The Company's funding policy is to contribute annually an amount at least equal to the minimum cash contribution required by ERISA.

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

The following tables present the changes, status and assumptions of the Company's pension and other postretirement benefit plans as of December 31, 1998 and 1997, respectively (in millions):





                                        PENSION BENEFITS         MEDICAL/LIFE BENEFITS
                                  --------------------------  --------------------------
                                                  YEARS ENDED DECEMBER 31,
                                  ------------------------------------------------------
                                       1998          1997          1998          1997
                                  ------------  ------------  ------------  ------------
Change in benefit obligation:
     Benefit obligation at
          beginning of year       $      918.0  $      854.7  $      551.7  $      610.9
     Service cost                         16.8          15.8           4.6           6.5
     Interest cost                        63.1          64.6          37.9          45.3
     Plan participants'
          contributions                      -             -            .3            .3
     Plan amendments                         -            .9             -             -
     Actuarial (gain) loss                17.3          66.9          70.9         (67.7)
     Currency exchange rate
          change                           (.4)         (6.0)            -             -
     Curtailments and settlements         (4.6)            -           4.0             -
     Benefits paid                       (85.7)        (78.9)        (45.9)        (43.6)
                                  ------------  ------------  ------------  ------------
          Benefit obligation at
               end of year               924.5         918.0         623.5         551.7
                                  ------------  ------------  ------------  ------------

Change in plan assets:
     Fair value of plan assets at
          beginning of year              799.3         698.1             -             -
     Actual return on assets             112.5         138.5             -             -
     Settlements                          (5.5)            -             -             -
     Employer contributions               29.5          41.7          45.6          43.3
     Plan participants'
          contributions                      -             -            .3            .3
     Benefits paid                       (85.7)        (78.9)        (45.9)        (43.6)
                                  ------------  ------------  ------------  ------------
     Fair value of plan assets at
          end of year                    850.1         799.4             -             -
                                  ------------  ------------  ------------  ------------

     Benefit obligation in excess
          of plan assets                  74.4         118.6         623.5         551.7
     Unrecognized actuarial gain          31.7           7.2          59.2         137.4
     Unrecognized prior service
          costs                          (19.7)        (23.5)         70.0          86.3
     Intangible asset and other            4.3           5.4             -             -
                                  ------------  ------------  ------------  ------------
          Accrued benefit
               liability          $       90.7  $      107.7  $      752.7  $      775.4
                                  ============  ============  ============  ============




          With respect to Kaiser's pension plans, the benefit obligation was $872.5 million and $873.0 million as of December 31, 1998 and 1997, respectively. This obligation exceeded Kaiser's fair value of plan assets by $70.7 million and $116.1 million as of December 31, 1998 and 1997, respectively.

          The postretirement medical/life benefit obligation attributable to Kaiser's plans was $616.8 million and $544.5 million as of December 31, 1998 and 1997, respectively. The postretirement medical/life benefit liability recognized in the Company's Consolidated Balance Sheet attributable to Kaiser's plans was $742.5 million and $765.6 million as of December 31, 1998 and 1997, respectively.




                                         PENSION BENEFITS                        MEDICAL/LIFE BENEFITS
                            -----------------------------------------  ----------------------------------------
                                                           YEAR ENDED DECEMBER 31,
                            -----------------------------------------------------------------------------------
                                 1998           1997          1996          1998          1997          1996
                            -------------  ------------  ------------  ------------  ------------  ------------
Components of net periodic
     benefit costs:
     Service cost           $        16.8  $       15.8  $       15.7  $        4.6  $        6.5  $        4.3
     Interest cost                   63.1          64.6          62.8          37.9          45.3          47.5
     Expected return on
          assets                    (72.3)        (64.3)        (57.2)            -             -             -
     Amortization of prior
          service costs               3.3           3.4           3.6         (12.5)        (12.5)        (12.5)
     Recognized net
          actuarial (gain)
          loss                        1.4           2.6           2.0          (7.2)          (.9)            -
                            -------------  ------------  ------------  ------------  ------------  ------------
     Net periodic benefit
          costs                      12.3          22.1          26.9          22.8          38.4          39.3
     Curtailments and
          settlements                 3.2           3.7           1.4             -             -             -
                            -------------  ------------  ------------  ------------  ------------  ------------
          Adjusted net
               periodic
               benefit
               costs        $        15.5  $       25.8  $       28.3  $       22.8  $       38.4  $       39.3
                            =============  ============  ============  ============  ============  ============




          The net periodic pension costs attributable to Kaiser's plans was $9.1 million, $19.2 million and $23.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

          Included in the net periodic postretirement medical/life benefit cost is $22.2 million, $37.6 million and $38.3 million for the years ended December 31, 1998, 1997 and 1996, respectively, attributable to Kaiser's plans.

          The aggregate fair value of plan assets and accumulated benefit obligation for pension plans with plan assets in excess of accumulated benefit obligations were $311.4 million and $298.3 million, respectively, as of December 31, 1998 and $304.4 million and $299.4 million, respectively, as of December 31, 1997.

                                          PENSION BENEFITS                        MEDICAL/LIFE BENEFITS
                             -----------------------------------------  ----------------------------------------
                                                            YEAR ENDED DECEMBER 31,
                             -----------------------------------------------------------------------------------
                                  1998           1997          1996          1998          1997          1996
                             -------------  ------------  ------------  ------------  ------------  ------------
Weighted-average
     assumptions:
     Discount rate                     7.0%          7.3%          7.8%          7.0%          7.3%          7.8%
     Expected return on plan
          assets                       9.5%          9.5%          9.5%          -             -             -
     Rate of compensation
          increase                     5.0%          5.0%          5.0%          4.0%          5.0%          5.0%




          In 1998, annual assumed rates of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) for non-HMO and HMO participants are 6.5% and 5.0%, respectively, at all ages. The assumed rate of increase for non-HMO participants is assumed to decline gradually to 5.0% in 2003 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates as of December 31, 1998 would have the following effects (in millions):




                                    1-PERCENTAGE-  1-PERCENTAGE-
                                        POINT          POINT
                                       INCREASE       DECREASE
                                    ------------   ------------


 Effect on total of service and
      interest cost components          $  6.0        $ (4.4)
 Effect on the postretirement
      benefit obligations                 65.3         (46.2)



          Savings and Incentive Plans
          The Company has various defined contribution savings plans designed to enhance the existing retirement programs of participating employees. Under the MAXXAM Inc. Savings Plan, employees may elect to defer up to 16% of their base compensation to the plan. For those participants who have elected to defer a portion of their compensation, the Company's matching contributions are dollar for dollar up to 4% of the participant's contributions for each pay period. Under the Kaiser Aluminum Savings and Retirement Plan, salaried employees may elect to defer from 2% to 18% of their compensation to the plan. For those eligible participants who have elected to make contributions to the plan, Kaiser's contributions consist of matching 25% to 100% of contributions of up to 10% of their compensation. Kaiser has an unfunded incentive compensation program which provides incentive compensation based upon performance against annual plans and over rolling three-year periods. Expenses incurred by the Company for all of these plans were $9.3 million, $10.4 million and $(.1) million for the years ended December 31, 1998, 1997 and 1996, respectively.

10.  MINORITY INTERESTS

          Minority interests represent the following (in millions):




                                                            DECEMBER 31,
                                                    --------------------------
                                                         1998          1997
                                                    ------------  ------------
Kaiser Aluminum Corporation:
     Common stock, par $.01                         $       44.8  $        42.9
     Minority interests attributable to Kaiser's
          subsidiaries                                     123.5          127.7
                                                    ------------  ------------
                                                    $      168.3  $       170.6
                                                    ============  ============



          Conversion of PRIDES to Kaiser Common Stock
          During August 1997, the 8,673,850 outstanding shares of Kaiser's 8.255% PRIDES, Convertible Preferred Stock ("PRIDES") were converted into 7,227,848 shares of Kaiser common stock pursuant to the terms of the PRIDES Certificate of Designations. Further, in accordance with the PRIDES Certificate of Designations no dividends were paid or payable for the period June 30, 1997, to, but not including, the date of conversion. As a result of the equity attributable to the PRIDES being converted into equity attributable to common stockholders, the Company recorded a $64.8 million adjustment to stockholders' equity and a reduction in minority interest of the same amount.

          KACC Redeemable Preference Stock
          In 1985, KACC issued its Cumulative (1985 Series A) Preference Stock and its Cumulative (1985 Series B) Preference Stock (together, the "REDEEMABLE PREFERENCE STOCK") each of which has a par value of $1 per share and a liquidation and redemption value of $50 per share plus accrued dividends, if any, and have a total redemption value of $21.1 million as of December 31, 1998. No additional Redeemable Preference Stock is expected to be issued. Holders of the Redeemable Preference Stock are entitled to an annual cash dividend of $5 per share, or an amount based on a formula tied to KACC's pre-tax income from aluminum operations when and as declared by KACC's board of directors.

          The carrying values of the Redeemable Preference Stock are increased each year to recognize accretion between the fair value (at which the Redeemable Preference Stock was originally issued) and the redemption value. Changes in Redeemable Preference Stock are shown below.



                                                   YEARS ENDED DECEMBER 31,
                                          ----------------------------------------
                                               1998          1997          1996
                                          ------------  ------------  ------------
Shares:
     Outstanding at beginning of year          595,053       634,684       737,363
     Redeemed                                 (173,478)      (39,631)     (102,679)
                                          ------------  ------------  ------------
     Outstanding at end of year                421,575       595,053       634,684
                                          ============  ============  ============



          Redemption fund agreements require KACC to make annual payments by March 31 of the subsequent year based on a formula tied to KACC's consolidated net income until the redemption funds are sufficient to redeem all of the Redeemable Preference Stock. On an annual basis, the minimum payment is $4.3 million and the maximum payment is $7.3 million. KACC also has certain additional repurchase requirements which are based, among other things, upon profitability tests.

          The Redeemable Preference Stock is entitled to the same voting rights as KACC common stock and to certain additional voting rights under certain circumstances, including the right to elect, along with other KACC preference stockholders, two directors whenever accrued dividends have not been paid on two annual dividend payment dates or when accrued dividends in an amount equivalent to six full quarterly dividends are in arrears. The Redeemable Preference Stock restricts the ability of KACC to redeem or pay dividends on its common stock if KACC is in default on any dividends payable on Redeemable Preference Stock.

          Preference Stock
          KACC has four series of $100 par value Cumulative Convertible Preference Stock ("$100 PREFERENCE STOCK") with annual dividend requirements of between 4-1/8 % and 4-3/4 %. KACC has the option to redeem the $100 Preference Stock at par value plus accrued dividends. KACC does not intend to issue any additional shares of the $100 Preference Stock.

          The $100 Preference Stock can be exchanged for per share cash amounts between $69 - $80. KACC records the $100 Preference Stock at their exchange amounts for financial statement presentation, and Kaiser includes such amounts in minority interests. At December 31, 1998 and 1997, outstanding shares of $100 Preference Stock were 19,963 and 20,543, respectively.

          Kaiser Common Stock Incentive Plans
          Kaiser has a total of 8,000,000 shares of Kaiser common stock reserved for issuance under its incentive compensation programs. At December 31, 1998, 3,634,621 shares were available for issuance under these plans. Pursuant to Kaiser's nonqualified stock program, stock options are granted at the prevailing market price, generally vest at the rate of 20% to 33% per year and have a five or ten year term. Information relating to nonqualified stock options is shown below. The prices shown in the table below are the weighted average price per share for the respective number of underlying shares.




                                     1998                        1997                        1996
                         --------------------------  --------------------------- ---------------------------
                             SHARES        PRICE         SHARES        PRICE         SHARES        PRICE
                         ------------  ------------  ------------  ------------- ------------  -------------
Outstanding at
     beginning of year        819,752  $      10.45       890,395  $       10.33      926,085  $       10.32
Granted                     2,263,170          9.79        15,092          10.06            -             -
Exercised                     (10,640)         7.25       (48,410)          8.33       (8,275)          8.99
Expired or forfeited          (23,160)         9.60       (37,325)         10.12      (27,415)         10.45
                         ------------                ------------                ------------
Outstanding at end of
     year                   3,049,122          9.98       819,752          10.45      890,395          10.33
                         ============                ============                ============

Exercisable at end of
     year                   1,261,262  $      10.09       601,115  $       10.53      436,195  $       10.47
                         ============                ============                ============




11.  STOCKHOLDERS' DEFICIT

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

          Stock Option Plans
          In 1994, the Company adopted the MAXXAM 1994 Omnibus Employee Incentive Plan (the "1994 OMNIBUS PLAN"). Up to 1,000,000 shares of common stock and 1,000,000 shares of Class A Preferred Stock were reserved for awards or for payment of rights granted under the 1994 Omnibus Plan of which 784,600 and 910,000 shares, respectively, were available to be awarded at December 31, 1998. The 1994 Omnibus Plan replaced the Company's 1984 Phantom Share Plan (the "1984 PLAN") which expired in June 1994, although previous grants thereunder remain outstanding. The options (or rights, as applicable) granted in 1996, 1997 and 1998 vest at the rate of 20% per year commencing one year from the date of grant. The Company paid $1.2 million and $1.6 million in respect of awards issued pursuant to the 1984 Plan for the years ended December 31, 1998 and 1997, respectively. Amounts paid in respect of awards issued pursuant to the 1984 Plan for the year ended December 31, 1996 were not significant. The following table summarizes the options or rights outstanding and exercisable relating to the 1984 Plan and the 1994 Omnibus Plan. The prices shown are the weighted average price per share for the respective number of underlying shares.


                                       1998                        1997                        1996
                           --------------------------- --------------------------- ---------------------------
                               SHARES        PRICE         SHARES        PRICE         SHARES        PRICE
                           ------------  ------------- ------------  ------------- ------------  -------------
Outstanding at beginning
     of year                    296,800  $       38.47      250,100  $       34.75      207,900  $       31.59
Granted                          79,500          48.93       98,500          41.71       45,000          48.84
Exercised                       (53,200)         33.09      (50,300)         26.11       (1,800)         15.31
Expired or forfeited            (21,100)         42.03       (1,500)         45.15       (1,000)         45.15
                           ------------                ------------                ------------
Outstanding at end of year      302,000          41.93      296,800          38.47      250,100          34.75
                           ============                ============                ============

Exercisable at end of year      107,700  $       36.32      117,200  $       33.53      122,100  $       29.40
                           ============                ============                ============



          Concurrent with the adoption of the 1994 Omnibus Plan, the Company adopted the MAXXAM 1994 Non-Employee Director Plan (the "1994 DIRECTOR PLAN"). Up to 35,000 shares of common stock are reserved for awards under the 1994 Director Plan. In 1998, 1997 and 1996, options to purchase 1,800 shares, 1,800 shares and 900 shares of common stock, respectively, were granted to three non-employee directors. The weighted average exercise prices of these options are $60.94, $43.19 and $43.88 per share, respectively, based on the quoted market price at the date of grant. The options vest at the rate of 25% per year commencing one year from the date of grant. At December 31, 1998, options for 3,075 shares were exercisable.

          Shares Reserved for Issuance
          At December 31, 1998, the Company had 2,703,590 common shares and 1,000,000 Class A Preferred shares reserved for future issuances in connection with various options, convertible securities and other rights as described in this Note 11.

          Rights
          On November 29, 1989, the Board of Directors of the Company declared a dividend to its stockholders consisting of (i) one Series A Preferred Stock Purchase Right (the "SERIES A RIGHT") for each outstanding share of the Company's Class A Preferred Stock and (ii) one Series B Preferred Stock Purchase Right (the "SERIES B RIGHT") for each outstanding share of the Company's common stock. The Series A Rights and the Series B Rights are collectively referred to herein as the "Rights." The Rights are exercisable only if a person or group of affiliated or associated persons (an "ACQUIRING PERSON") acquires beneficial ownership, or the right to acquire beneficial ownership, of 15% or more of the Company's common stock, or announces a tender offer that would result in beneficial ownership of 15% or more of the outstanding common stock. Any person or group of affiliated or associated persons who, as of November 29, 1989, was the beneficial owner of at least 15% of the outstanding common stock will not be deemed to be an Acquiring Person unless such person or group acquires beneficial ownership of additional shares of common stock (subject to certain exceptions). Each Series A Right, when exercisable, entitles the registered holder to purchase from the Company one share of Class A Preferred Stock at an exercise price of $165.00, subject to adjustment. Each Series B Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of the Company's new Class B Junior Participating Preferred Stock, with a par value of $.50 per share (the "JUNIOR PREFERRED STOCK"), at an exercise price of $165.00, subject to adjustment.

          Under certain circumstances, including if any person becomes an Acquiring Person other than through certain offers for all outstanding shares of stock of the Company, or if an Acquiring Person engages in certain "self-dealing" transactions, each Series A Right would enable its holder to buy Class A Preferred Stock (or, under certain circumstances, preferred stock of an acquiring company) having a value equal to two times the exercise price of the Series A Right, and each Series B Right shall enable its holder to buy common stock of the Company (or, under certain circumstances, common stock of an acquiring company) having a value equal to two times the exercise price of the Series B Right. Under certain circumstances, Rights held by an Acquiring Person will be null and void.
In addition, under certain circumstances, the Board is authorized to exchange all outstanding and exercisable Rights for stock, in the ratio of one share of Class A Preferred Stock per Series A Right and one share of common stock of the Company per Series B Right. The Rights, which do not have voting privileges, expire on December 11, 1999, but may be redeemed by action of the Board prior to that time for $.01 per right, subject to certain restrictions.

          Voting Control
          Federated Development Inc., a wholly owned subsidiary of Federated Development Company ("FEDERATED"), and Mr. Charles E. Hurwitz beneficially own (exclusive of securities acquirable upon exercise of stock options) an aggregate 99.2% of the Company's Class A Preferred Stock and 37.7% of the Company's common stock (resulting in combined voting control of approximately 68.9% of the Company). Mr. Hurwitz is the Chairman of the Board and Chief Executive Officer of the Company and Chairman and Chief Executive Officer of Federated. Federated is wholly owned by Mr. Hurwitz, members of his immediate family and trusts for the benefit thereof.

12.  COMMITMENTS AND CONTINGENCIES

          Commitments
          Minimum rental commitments under operating leases at December 31, 1998 are as follows: years ending December 31, 1999 - $43.6 million; 2000 - $39.8 million; 2001 - $35.0 million; 2002 - $30.1 million; 2003 - $28.2 million; thereafter - $119.2 million. Rental expense for operating leases was $39.6 million, $35.6 million and $34.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. The minimum future rentals receivable under noncancelable subleases at December 31, 1998 were $73.5 million.

     Aluminum Operations

          Environmental Contingencies
          Kaiser and KACC are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to claims and litigation based upon such laws. KACC is currently subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (as amended by the Superfund Amendments Reauthorization Act of 1986, "CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

          Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. The following table presents the changes in such accruals, which are primarily included in other noncurrent liabilities (in millions):



                                                      YEARS ENDED DECEMBER 31,
                                             ----------------------------------------
                                                  1998          1997          1996
                                             ------------  ------------  ------------
Balance at beginning of year                 $       29.7  $       33.3  $       38.9
Additional accruals                                  24.5           2.0           3.2
Less expenditures                                    (3.5)         (5.6)         (8.8)
                                             ------------  ------------  ------------
Balance at end of year                       $       50.7  $       29.7  $       33.3
                                             ============  ============  ============



          These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology and Kaiser's assessment of the likely remediation action to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 million to $8.0 million for the years 1999 through 2003 and an aggregate of approximately $29.0 million thereafter.

          As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. As the resolution of these matters is subject to further regulatory review and approval, no specific assurances can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, Kaiser is working to resolve certain of these matters. Kaiser believes that it has insurance coverage available to recover certain incurred and future environmental costs and is actively pursuing claims in this regard. Through September 30, 1998, no accruals were made for any such insurance recoveries.
However, during December 1998, KACC received recoveries totaling approximately $35.0 million from certain of its insurers related to current and future claims. Based on Kaiser's analysis, a total of $12.0 million of such recoveries was allocable to previously accrued (expensed) items and, therefore, was reflected in earnings during the fourth quarter of 1998.
The remaining recoveries were offset against increases in the total amount of environmental reserves. No assurances can be given that Kaiser will be successful in other attempts to recover incurred or future costs from other insurers or that the amount of recoveries received will ultimately be adequate to cover costs incurred. While uncertainties are inherent in the final outcome of these environmental matters, and it is impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

          The following table presents the changes in number of such claims pending for the years ended December 31, 1998, 1997, and 1996.




                                                      YEARS ENDED DECEMBER 31,
                                             ----------------------------------------
                                                  1998          1997          1996
                                             ------------  ------------  ------------
Number of claims at beginning of period            77,400        71,100        59,700
Claims received                                    22,900        15,600        21,100
Claims settled or dismissed                       (13,900)       (9,300)       (9,700)
                                             ------------  ------------  ------------
Number of claims at end of period                  86,400        77,400        71,100
                                             ============  ============  ============




          The foregoing claims and settlement figures as of December 31, 1998, do not reflect the fact that KACC has reached agreements under which it will settle approximately 30,000 of the pending asbestos-related claims over an extended period.

          Based on past experience and reasonably anticipated future activity, Kaiser has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed through 2008. There are inherent uncertainties involved in estimating asbestos-related costs and Kaiser's actual costs could exceed these estimates. Kaiser's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A. with respect to the current state of the law related to asbestos claims. Accordingly, an estimated asbestos-related cost accrual of $186.2 million, before consideration of insurance recoveries, is included primarily in other noncurrent liabilities at December 31, 1998. While Kaiser does not believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial. Kaiser estimates that annual future cash payments in connection with such litigation will be approximately $16.0 million to $28.0 million for each of the years 1999 through 2003, and an aggregate of approximately $77.0 million thereafter.

          Kaiser believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although Kaiser has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to such settlements. The timing and amount of future recoveries from these insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies. Kaiser believes that substantial recoveries from the insurance carriers are probable. Kaiser reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, its existing insurance policies, and the advisement of Heller Ehrman White & McAuliffe, P.A. with respect to applicable insurance coverage law relating to the terms and conditions of those policies. Accordingly, an estimated aggregate insurance recovery of $152.5 million, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in long-term receivables and other assets at December 31, 1998.

          Kaiser continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative progress, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from Kaiser's underlying assumptions. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

          Labor Matters
          In connection with the USWA strike and subsequent "lock-out" by KACC, certain allegations of unfair labor practices ("ULPS") have been filed with the National Labor Relations Board by the USWA and its members. KACC has responded to all such allegations and believes that they are without merit. If the allegations were sustained, KACC could be required to make locked-out employees whole for back wages from the date of lock-out in January 1999. While uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse impact on its financial position, results of operations, or liquidity.

          Forest Products Operations
          Regulatory and environmental matters play a significant role in the Company's business, which is subject to a variety of California and federal laws and regulations, as well as the Final HCP and Final SYP (defined below), dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. While regulatory and environmental concerns have resulted in restrictions on the geographic scope and timing of the Company's timber operations, increased operational costs and engendered litigation and other challenges to the Company's operations, prior to 1998 they have not had a significant adverse effect on the Company's financial position, results of operations or liquidity. However, the Company's 1998 results of operations were adversely affected by certain regulatory and environmental matters, including during the second half of 1998, the absence of a sufficient number of available THPs to enable the Company to conduct its operations at historic levels.

          On September 28, 1996, Pacific Lumber, including its subsidiaries and affiliates, and MAXXAM (the "PACIFIC LUMBER PARTIES") entered into an agreement (the "HEADWATERS AGREEMENT") with the United States and California which provided the framework for the acquisition of the Headwaters Timberlands by the United States and California. Consummation of the Headwaters Agreement was also conditioned upon, among other things: approval of a sustained yield plan establishing long-term sustained yield ("LTSY") harvest levels for Pacific Lumber's timberlands (the "SYP"), approval of a habitat conservation plan (the "HCP") covering multiple species (the "MULTI-SPECIES HCP") and issuance of incidental take permits related to the Multi-Species HCP ("PERMITS"). As further described in Note 17 "Subsequent Events," on March 1, 1999, the Pacific Lumber Parties, the United States and California consummated the Headwaters Agreement. In addition to the transfer of the Headwaters Timberlands by the Pacific Lumber Parties described in Note 17, Pacific Lumber received an approved SYP (the "FINAL SYP"), Multi-Species HCP (the "FINAL HCP") and related Permits. The Pacific Lumber Parties and California also executed an agreement regarding the enforcement of the California bill which authorized state funds for the purchase of the Headwaters Timberlands while imposing certain restrictions on the remaining timberlands held by the Pacific Lumber Parties (the "CALIFORNIA AGREEMENT").

           The Final SYP complies with certain California Board of Forestry regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level. An SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that a timber company's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. Under the Final SYP, the Company's projected base average annual harvest level in the first decade could be approximately 179 million board feet of softwoods. The Final SYP is effective for 10 years and may be amended by Pacific Lumber subject to approval by the CDF. The Final SYP is subject to review after five years. Revised SYPs would be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

          Several species, including the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, have been listed as endangered or threatened under the ESA and/or the California Endangered Species Act (the "CESA"). The Final HCP and the Permits allow incidental "take" of listed species so long as there is no "jeopardy" to the continued existence of such species. The Final HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The Final HCP not only provides for the Company's compliance with habitat requirements for the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, it also provides for issuance of Permits for thirteen additional species that are or may be listed in the future. The Final HCP and related Permits have a term of 50 years, and, among other things, include the following protective measures: (i) setting aside timberlands as marbled murrelet conservation areas; (ii) establishing streamside "no-cut" and limited cut buffers as well as mass wasting areas based on a five-year assessment of each of the Company's watersheds; (iii) limiting harvesting activities during wet weather conditions, and (iv) making certain specified improvements to the
Company's roads.   The Final SYP is also subject to the foregoing
provisions. The Company believes that the Final SYP and the Final HCP should in the long-term expedite the preparation and facilitate approval of its THPs, although there can be no assurance that the Company will not face difficulties in the THP submission and approval process as it implements these agreements.

          Lawsuits are threatened which seek to prevent the Company from implementing the Final HCP and the Final SYP, and lawsuits are pending concerning certain of the Company's approved THPs or other operations. On January 26, 1998 an action entitled Coho Salmon, et al v. Pacific Lumber, et al, (the "COHO LAWSUIT") was filed against Pacific Lumber, Scotia Pacific and Salmon Creek. This action alleged, among other things, violations of the ESA and claims that defendants' logging operations in five watersheds have contributed to the "take" of the coho salmon. In March 1999, the Coho lawsuit was dismissed, with prejudice. Pacific Lumber has also received notice of additional threatened actions with respect to the coho salmon. On August 12, 1998, an action entitled Environmental Protection Information Center, Inc., Sierra Club v. Pacific Lumber, Scotia Pacific and Salmon Creek (the "EPIC LAWSUIT") was filed by two environmental groups against Pacific Lumber, Scotia Pacific and Salmon Creek under which the environmental groups allege that certain procedural violations of the federal Endangered Species Act (the "ESA") have resulted from logging activities on the Company's timberlands and seek to prevent the defendants from carrying out any harvesting activities until certain wildlife consultation requirements under the ESA are satisfied in connection with the development of the Final HCP. In March 1999, the court affirmed a preliminary injunction on harvesting on three THPs; however, it subsequently heard Pacific Lumber's motion to dismiss the case and issued an order for the plaintiffs to show cause why the lawsuit should not be dismissed as moot since the consultation requirement appears to have been concluded. On or about January 29, 1999, the Company received a notice from EPIC and the Sierra Club ("EPIC NOTICE LETTER") of their intent to sue Pacific Lumber and several federal and state agencies under the ESA. The letter alleges various violations of the ESA and challenges, among other things, the validity and legality of the Permits. The Company is unable to predict the outcome of either the EPIC lawsuit or the EPIC Notice Letter or their ultimate impact on the Company's financial condition or results of operations or the ability to harvest timber on its THPs. While the Company expects environmentally focused objections and lawsuits to continue, it believes that the Final HCP and the Permits should enhance its position in connection with these challenges.

          On November 9, 1998, the California Department of Forestry and Fire Protection ("CDF") notified Pacific Lumber that it had suspended Pacific Lumber's 1998 timber operator's license ("TOL"). As a result, Pacific Lumber ceased all operations under its TOL and made the necessary arrangements for independent contract loggers to be substituted where necessary (independent contractors historically account for approximately 60% of the harvesting activities on the Company's timberlands). On February 26, 1999, the CDF issued Pacific Lumber a conditional TOL for 1999. The 1999 TOL contains provisions which limit the use of roads during wet weather conditions and provides for an enhanced compliance program.
The CDF has also advised Pacific Lumber that if the 1999 TOL is revoked, issuance of a new conditional license would be unlikely. The Company does not believe that the restrictions imposed by the 1999 TOL will have an adverse effect on Pacific Lumber's or the Company's financial condition or results of operations.

          OTS Contingency and Related Matters
          On December 26, 1995, the United States Department of Treasury's Office of Thrift Supervision ("OTS") initiated a formal administrative proceeding against the Company and others by filing a Notice of Charges (the "NOTICE"). The Notice alleges, among other things, misconduct by the Company, Federated Development Company ("FEDERATED"), Mr. Charles Hurwitz and others (the "RESPONDENTS") with respect to the failure of United Savings Association of Texas ("USAT"), a wholly owned subsidiary of United Financial Group Inc. ("UFG"). The Notice claims that the Company was a savings and loan holding company, that with others it controlled USAT, and that it was therefore obligated to maintain the net worth of USAT. The Notice makes numerous other allegations against the Company and the other respondents, including, among other things, allegations that through USAT it was involved in prohibited transactions with Drexel Burnham Lambert Inc. The OTS's pre-hearing statement alleged unspecified damages in excess of $560.0 million from the Company and Federated, civil money penalties and a removal from, and prohibition against the Company and the other respondents engaging in, the banking industry. The hearing on the merits of this matter commenced on September 22, 1997 and concluded on March 1, 1999.
Post trial briefing is expected to continue at least through September 1999. A recommended decision by the Administrative Law Judge is not expected any sooner than late 1999. A final agency decision would be issued by the OTS Director thereafter. Such decision would then be subject to appeal by any of the parties to the federal appellate court and, if adverse to the defendants, subject to bonding. On February 10, 1999, the OTS and FDIC settled with the all the respondents except Mr. Hurwitz, the Company and Federated for $1.0 million and limited cease and desist orders.

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

13.  DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

          At December 31, 1998, the net unrealized gain on KACC's position in aluminum forward sales and option contracts natural gas and fuel oil forward purchase and option contracts, and forward foreign exchange contracts, was approximately $17.8 million (based on comparisons to applicable year-end published market prices). As KACC's hedging activities are designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in these hedging activities will be offset by losses or gains, respectively, on the transactions being hedged.

          Alumina and Aluminum
          Kaiser's earnings are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. Alumina prices as well as fabricated aluminum product prices (which vary considerably among products) are significantly influenced by changes in the price of primary aluminum but generally lag behind primary aluminum price changes by up to three months. Since 1993, the average Midwest United States transaction price for primary aluminum has ranged from approximately $.50 to $1.00 per pound.

          From time to time in the ordinary course of business, KACC enters into hedging transactions to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot and bauxite, whose prices fluctuate with the market price of primary aluminum. Forward sales contracts are used by KACC to effectively fix the price that KACC will receive for its shipments. KACC also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of price for KACC's anticipated sales and/or (iii) to permit KACC to realize possible upside price movements. As of December 31, 1998, KACC had sold forward, at fixed prices, approximately 24,000 tons of primary aluminum with respect to 1999. As of December 31, 1998, KACC had also entered into option contracts that established a price range for an additional 125,000 and 72,000 tons of primary aluminum with
respect to 1999 through 2000, respectively.   Subsequent to December 31,
1998, KACC has also entered into additional option contracts that established a price range for an additional 201,000 tons of primary aluminum with respect to 2000.

          Additionally, through December 31, 1998, KACC had also entered a series of transactions with a counterparty that will provide KACC with a premium over the forward market prices at the date of transaction for 2,000 tons of primary aluminum per month during the period from July 1999 to June 2001. KACC also contracted with the counterparty to receive a fixed price (also above the forward market price at the date of the transaction) on 4,000 tons of primary aluminum per month over a three year period commencing October 2001 unless market prices during certain periods decline below a stipulated "floor" price, in which case, the fixed price sales portion of the transactions terminates. The price at which October 2001 and after transactions terminate is well below current market prices. While Kaiser believes the October 2001 and after transactions are consistent with its stated hedging objectives, these positions do not qualify for treatment as a "hedge" under current accounting guidelines. Accordingly, these positions will be "marked to market" each period.

          As of December 31, 1998, KACC had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 1999 and 2000 at prices indexed to future prices of primary aluminum.

          Energy
          KACC is exposed to energy price risk from fluctuating prices for fuel oil and natural gas consumed in the production process. Accordingly, KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of December 31, 1998, KACC had a combination of fixed price purchase and option contracts for the purchase of approximately 33,000 MMBtu of natural gas per day during 1999. At December 31, 1998, KACC also held a combination of fixed price purchase and option contracts for an average of 246,000 barrels per month of fuel oil and diesel fuel for 1999.

          Foreign Currency
          KACC enters into forward foreign exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At December 31, 1998, KACC had net forward foreign exchange contracts totaling approximately $141.4 million for the purchase of 210.6 Australian dollars from January 1999 through December 2000, in respect of its commitments for 1999 and 2000 expenditures denominated in Australian dollars.

14.  SEGMENT INFORMATION

          In the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS NO. 131"), which supersedes Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 requires financial information for public reporting purposes to be reported on the basis that it is used internally by management for evaluating segment performance and deciding how to allocate resources to segments.

          Reportable Segments
          The Company is a holding company; its operations are organized and managed as distinct business units which offer different products and services and are managed separately through the Company's subsidiaries.
The Company has four reportable segments: aluminum, forest products, real estate and racing operations. The aluminum segment is an integrated aluminum producer which uses portions of its bauxite and alumina to produce primary aluminum and fabricated aluminum products. The forest products segment harvests its timber and produces lumber and logs. The real estate segment invests in and develops residential and commercial real estate.
The racing segment operates a pari-mutual horse racing facility.

          The accounting policies of the segments are the same as those described in Note 1. The Company evaluates segment performance based on profit or loss from operations before income taxes and minority interests. The following segment information differs from that presented in prior years as a result of the adoption of SFAS No. 131 in 1998. Prior year information has been restated to conform to the new format.

          The following table presents financial information by reportable segment (in millions).



                                                   FOREST         REAL          RACING                   CONSOLIDATED
                   DECEMBER 31,     ALUMINUM      PRODUCTS       ESTATE       OPERATIONS    CORPORATE       TOTAL
                   ------------   ------------ -------------  ------------  ------------  ------------  ------------
Net sales to
     unaffiliated
     customers             1998   $    2,256.4 $       233.6  $       58.6  $       24.1  $          -  $    2,572.7
                           1997        2,373.2         287.2          48.7          20.0             -       2,729.1
                           1996        2,190.5         264.6          67.5          20.7             -       2,543.3
Operating
     income (loss)         1998           96.5          40.9             -           1.8         (13.6)        125.6
                           1997          174.0          84.9          (3.4)         (1.6)        (17.5)        236.4
                           1996          103.7          73.0         (10.1)         (1.9)        (33.4)        131.3
Investment,
     interest
     and other
     income                1998            3.5           9.7          15.8            .7           6.6          36.3
                           1997            3.0          14.8          17.6            .1          14.2          49.7
                           1996           (2.6)         11.7          31.2           (.4)          1.2          41.1

Interest
     expense and
     amortization
     of deferred
     financing
     costs                 1998          110.0          75.3           1.5           3.4          18.3         208.5
                           1997          110.7          78.7           1.4           3.1          17.7         211.6
                           1996           93.4          78.4           2.3           3.4           7.0         184.5

Depreciation,
     depletion and
     amortization          1998           93.2          22.5           3.2           1.0            .5         120.4
                           1997           96.5          26.1           3.3            .9            .6         127.4
                           1996          101.7          27.2           4.8            .9            .5         135.1
Income (loss)
     before income
     taxes and
     minority
     interests             1998          (10.0)        (24.7)         14.4          (1.0)        (25.3)        (46.6)
                           1997           66.3          20.9          12.8          (4.4)        (21.1)         74.5
                           1996            7.6           6.3          18.9          (5.7)        (39.2)        (12.1)

Capital
     expenditures          1998           77.6          22.0          22.2           1.0            .1         122.9
                           1997          128.5          22.9          22.0            .3            .3         174.0
                           1996          160.3          15.2          10.3            .4            .4         186.6

Investments in
     and advances
     to unconsol-
     idated
     affiliates            1998          128.3             -          18.2             -             -         146.5
                           1997          148.6             -          10.9             -             -         159.5

Total assets               1998        2,928.7         682.6         194.6          36.3         233.0       4,075.2
                           1997        2,950.7         700.0         193.7          34.7         235.1       4,114.2



          The amounts in the column entitled Corporate represent corporate general and administrative expenses, interest and other income, and interest expense not directly attributable to the reportable segments. This column also serves to reconcile the total of the reportable segments' amounts to totals in the Company's consolidated financial statements. The reconciling amounts for total assets for 1998 and 1997 are primarily related to deferred tax assets.

          Product Sales
          The following table presents segment sales by primary products (in millions).




                                                      YEARS ENDED DECEMBER 31,
                                             ----------------------------------------
                                                  1998          1997          1996
                                             ------------  ------------  ------------
Aluminum:
     Bauxite and alumina                     $      608.5  $      613.4  $      625.1
     Primary aluminum                               643.3         817.2         755.7
     Flat-rolled products                           714.6         743.3         626.0
     Engineered products                            581.3         581.0         504.4
     Minority interests and eliminations           (291.3)       (381.7)       (320.7)
                                             ------------  ------------  ------------
          Total aluminum sales               $    2,256.4  $    2,373.2  $    2,190.5

Forest products:
     Lumber                                  $      211.6  $      256.1  $      234.1
     Other forest products                           22.0          31.1          30.5
                                             ------------  ------------  ------------
          Total forest product sales         $      233.6  $      287.2  $      264.6

Real estate:
     Real estate and development             $       41.2  $       25.5  $       25.1
     Resort and other commercial operations          17.4          23.2          42.4
                                             ------------  ------------  ------------
          Total real estate sales            $       58.6  $       48.7  $       67.5



          Geographical Information
          The Company's operations are located in many foreign countries, including Australia, Canada, Ghana, Jamaica, and the United Kingdom. Foreign operations in general may be more vulnerable than domestic operations due to a variety of political and other risks. Sales and transfers among geographic areas are made on a basis intended to reflect the market value of products. Long-lived assets include property, plant and equipment-net, timber and timberlands-net, real estate held for development and sale, and investments in and advances to unconsolidated affiliates. Geographical area information relative to operations is summarized as follows (in millions):




                                                                             OTHER
                    DECEMBER 31,     DOMESTIC     CARIBBEAN     AFRICA      FOREIGN        TOTAL
                   -------------   -----------  -----------  ----------  ------------  ------------
Net sales to
     unaffiliated
     customers               1998  $   2,014.3  $     237.0  $     89.8  $      231.6  $    2,572.7
                             1997      2,076.2        204.6       234.2         214.1       2,729.1
                             1996      1,962.8        201.8       198.3         180.4       2,543.3

Long-lived assets            1998      1,297.8        289.2        90.2          99.7       1,776.9
                             1997      1,324.6        283.4       100.4         127.1       1,835.5



          Major Customers and Export Sales
          For the years ended December 31, 1998, 1997 and 1996, sales to any one customer did not exceed 10% of consolidated revenues. Export sales were less than 10% of total revenue in 1998, 1997 or 1996.

15.   SUPPLEMENTAL CASH FLOW INFORMATION



                                                      YEARS ENDED DECEMBER 31,
                                             ----------------------------------------
                                                  1998          1997          1996
                                             ------------  ------------  ------------
                                                      (IN MILLIONS OF DOLLARS)
Supplemental information on non-cash
     investing and financing activities:
     Capital spending accrual excluded from
          investing activities               $          -  $           - $        13.5
     Contribution of property and inventory
          in exchange for joint
          venture interest                            8.7           10.6             -
     Acquisition of assets subject to other
          liabilities                                  .8            9.4             -
     Reduction of stockholders' deficit due
          to redemption of Kaiser preferred
          stock                                         -           64.8             -
     Borrowing (repayment) of short-term
          debt issued to repurchase
          treasury stock                            (35.1)          35.1             -

Supplemental disclosure of cash flow
     information:
     Interest paid, net of capitalized
          interest                           $      186.6  $       178.3 $       156.8
     Income taxes paid, net                          16.7           25.4          21.5





16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          Summary quarterly financial information for the years ended December 31, 1998 and 1997 is as follows (in millions):




                                                     THREE MONTHS ENDED
                                  ------------------------------------------------------
                                     MARCH 31      JUNE 30     SEPTEMBER 30  DECEMBER 31
                                  ------------  ------------  ------------- ------------
1998:
     Net sales                    $      664.0  $      699.6  $      628.8  $      580.3
     Operating income (loss)              51.3          71.0          40.4         (37.1)
     Income (loss) before
          extraordinary item               1.9          12.4          (2.0)        (27.0)
     Extraordinary item, net                 -             -         (42.5)            -
     Net income (loss)                     1.9          12.4         (44.5)        (27.0)
     Basic earnings per common
          share:
          Income (loss) before
               extraordinary item $        .28  $       1.76  $       (.28) $      (3.86)
          Extraordinary item, net            -             -         (6.07)           -
                                  ------------  ------------  ------------  ------------
          Net income (loss)                .28          1.76         (6.35) $      (3.86)
                                  ============  ============  ============  ============
     Diluted earnings per common
          and common equivalent
          share:
          Income (loss) before
               extraordinary item $        .25  $       1.57  $       (.28) $      (3.86)
          Extraordinary item                 -             -         (6.07)            -
                                  ------------  ------------  ------------  ------------
          Net income (loss)       $        .25  $       1.57  $      (6.35) $      (3.86)
                                  ============  ============  ============  ============

1997:
     Net sales                    $      631.6  $      689.1  $      726.0  $      682.4
     Operating income                     49.0          52.7          73.9          60.8
     Net income                             .7          31.9          18.0          14.6
     Earnings per share:
          Basic                            .08          3.72          2.17          1.84
          Diluted                          .07          3.42          1.98          1.67



17.  SUBSEQUENT EVENTS
          Headwaters Transactions
          As described in Note 12 above, on September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters Timberlands. A substantial portion of the Headwaters Timberlands contain virgin old growth timber. Approximately 4,900 of these acres were owned by Salmon Creek, with the remaining acreage being owned by the Scotia LLC (Pacific Lumber owning the timber and related timber harvesting rights on this acreage). On March 1, 1999, the Pacific Lumber Parties, the United States and California consummated the Headwaters Agreement. Salmon Creek received $299.9 million for its 4,900 acres and, for its 700 acres, Pacific Lumber received the 7,700 acre Elk River Timberlands which are to be contributed to Scotia LLC on or before August 1999. Approximately $285.0 million of these proceeds have been deposited into an escrow account held by an escrow agent and are to be made available as necessary to support the Timber Notes, and may be released only under certain circumstances.

          As a result of the disposition of the Headwaters Timberlands, the Company expects to recognize a pre-tax gain of approximately $240.0 million ($142.0 million, net of tax) in the first quarter of 1999. This amount represents the gain attributable to the portion of the Headwaters Timberlands for which the Company received $299.9 million in cash. With respect to the remaining portion for which the Company received the Elk River Timberlands, no gain has been recognized as this represented an exchange of substantially similar productive assets. These timberlands will be reflected in the Company's financial statements at $6.0 million which represents the Company's historical cost for the timberlands which were transferred to the United States.

          Scotia LLC and Pacific Lumber also entered into agreements with California for the future sale to California of the Owl Creek and Grizzly Creek groves (the "OWL CREEK AGREEMENT" and the "GRIZZLY CREEK AGREEMENT," respectively). The Owl Creek Agreement provides for Scotia LLC to sell, on or before June 30, 2002, the Owl Creek grove to California for the lesser of the appraised fair market value or $79.7 million. At California's option, 25% of the payment may be paid upon closing with three equal annual installments thereafter and without interest. With respect to the Grizzly Creek Agreement, California may purchase from Pacific Lumber, on or before October 31, 2000, a portion of this grove for a purchase price determined based on fair market value, but not to exceed $19.9 million. The net proceeds from the Grizzly Creek grove will be placed into an escrow account (on the same basis as the net proceeds from the sale of the Headwaters Timberlands) unless, at the time of receipt of such proceeds, the Escrowed Funds are no longer held in an escrow account. California also has a five year option under the agreement to purchase additional property adjacent to the Grizzly Creek grove which is within the Grizzly Creek conservation
area.   The sale of the Owl Creek or Grizzly Creek groves will not be reflected in the Company's financial statements until they have been concluded.

          Aluminum Operations
          During the first quarter of 1999, two potlines at Kaiser's 90% owned Valco facility, which were curtailed during most of 1998 (but for which Valco received compensation from the Volta River Authority in the form of energy credits), began restarting. Additionally, during the first quarter of 1999, KACC began restarting two potlines (representing approximately 50,000 tons of annual capacity) at its Mead, Washington, smelter, which were originally curtailed in September 1998 as a result of the USWA strike. One potline at Kaiser's Tacoma, Washington, smelter has been prepared for restart but remains curtailed due to Kaiser's consideration of market-related and other factors. Kaiser's first quarter results will be adversely impacted by the effect of the restart costs at the Valco and Mead facilities and the restart preparations at the Tacoma facility.

          During February 1999, KACC, through a subsidiary, completed the acquisition of its joint venture partner's 45% interest in Kaiser La Roche Hydrate Partners ("KLHP") for a cash purchase price of approximately $10.0 million subject to post-closing adjustments. As KACC already owned 55% of KLHP, the results of KLHP were already included in the consolidated financial statements.

          In January 1999, KACC signed a letter of intent to sell its 50% interest in AKW, an aluminum wheels joint venture, to its partner. The sale, which will result in Kaiser recognizing a substantial gain, is expected to be completed on or about March 31, 1999. However, as the transaction is subject to the negotiation of a definitive purchase agreement, no assurances can be given that the transaction will be completed. Kaiser's equity in income of AKW was $7.8 million and $4.8 million for the years ended December 31, 1998 and 1997, respectively.

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


                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                      PAGE
(A)  INDEX TO FINANCIAL STATEMENTS

     1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

          Report of Independent Public Accountants                    52
          Consolidated Balance Sheet at December 31, 1998 and 1997 53 Consolidated Statement of Operations for the Years
               Ended December 31, 1998, 1997 and 1996                 54
          Consolidated Statement of Cash Flows for the Years Ended
               December 31, 1998,1997 and 1996                        55
          Consolidated Statement of Stockholders' Deficit             56
          Notes to Consolidated Financial Statements                  57

     2.   FINANCIAL STATEMENT SCHEDULES:

          Schedule I - Condensed Financial Information of
               Registrant at December 31, 1998 and 1997 and
               for the years ended December 31, 1998, 1997 and 1996   86

          All other schedules are inapplicable or the required information is included in the Consolidated
               Financial Statements or the Notes thereto.

(B)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K during the fourth quarter of 1998. However, on March 24, 1999, the Company filed a current report on Form 8-K (under Item 5) concerning the filing of a Prospectus Supplement to the Prospectus dated December 30, 1998 of Scotia Pacific Company LLC, and indirect wholly owned subsidiary of the Registrant, concerning the consummation of the Headwaters Agreement and certain other developments since the date of the Prospectus.

(C)  EXHIBITS

     Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 91), which index is incorporated herein by reference.


         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                MAXXAM INC.

                       BALANCE SHEET (UNCONSOLIDATED)
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)



                                                            DECEMBER 31,
                                                    --------------------------
                                                         1998          1997
                                                    ------------  ------------
                       ASSETS

Current assets:
     Cash and cash equivalents                      $       34.4  $       47.9
     Marketable securities                                   7.7          33.2
     Other current assets                                   18.9          13.5
                                                    ------------  ------------
          Total current assets                              61.0          94.6
Deferred income taxes                                       71.5          70.1
Investment in subsidiaries                                  77.6         127.0
Other assets                                                 4.1           2.3
                                                    ------------  ------------
                                                    $      214.2  $      294.0
                                                    ============  ============

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities       $       17.8  $       20.6
     Short-term borrowings and current maturities
          of long-term debt                                 18.5          35.1
                                                    ------------  ------------
          Total current liabilities                         36.3          55.7
Notes payable to subsidiaries, net of notes
     receivable and advances                               178.4         174.5
Other noncurrent liabilities                                56.3          66.7
                                                    ------------  ------------
          Total liabilities                                271.0         296.9
                                                    ------------  ------------

Stockholders' deficit:
     Preferred stock, $.50 par value; 12,500,000
          shares authorized; Class A $.05
          Non-Cumulative Participating Convertible
          Preferred Stock; 669,435 shares issued              .3            .3
     Common stock, $.50 par value; 28,000,000
          shares authorized;                                 5.0           5.0
          10,063,359 shares issued
     Additional capital                                    222.8         222.8
     Accumulated deficit                                  (175.7)       (118.5)
     Accumulated other comprehensive loss                      -          (3.3)
     Treasury stock, at cost (shares held:
          preferred - 845; common:  3,062,496 and
          3,062,762, respectively)                        (109.2)       (109.2)
                                                    ------------  ------------
          Total stockholders' deficit                      (56.8)         (2.9)
                                                    ------------  ------------
                                                    $      214.2  $      294.0
                                                    ============  ============



See notes to consolidated financial statements and accompanying notes.



   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                                MAXXAM INC.

                  STATEMENT OF OPERATIONS (UNCONSOLIDATED)
                          (IN MILLIONS OF DOLLARS)



                                                             YEARS ENDED
                                                             DECEMBER 31,
                                              ----------------------------------------
                                                   1998          1997          1996
                                              ------------  ------------  ------------
Investment, interest and other income         $        6.7  $       13.4  $         .8
Intercompany interest income (expense), net          (16.8)        (16.6)         (2.3)
Interest expense                                      (1.9)         (1.3)         (7.0)
General and administrative expenses                  (12.8)        (16.3)        (32.8)
Equity in earnings (loss) of subsidiaries            (47.3)         54.1          15.1
                                              ------------  ------------  ------------
Income (loss) before income taxes                    (72.1)         33.3         (26.2)
Credit for income taxes                               14.9          31.9          49.1
                                              ------------  ------------  ------------
Net income (loss)                             $      (57.2) $       65.2  $       22.9
                                              ============  ============  ============





See notes to consolidated financial statements and accompanying notes.



   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                                MAXXAM INC.

                  STATEMENT OF CASH FLOWS (UNCONSOLIDATED)
                          (IN MILLIONS OF DOLLARS)

                                                       Years Ended December 31,
                                              ----------------------------------------
                                                   1998          1997          1996
                                              ------------  ------------  ------------
Cash flows from operating activities:
     Net income (loss)                        $      (57.2) $       65.2  $       22.9
     Adjustments to reconcile net income
          (loss) to net cash provided
          by (used for) operating
          activities:
          Equity in (earnings) loss of
               subsidiaries                           47.3         (54.1)        (15.1)
          Net sales (purchases) of
               marketable securities                  31.2          (5.8)         (7.1)
          Amortization of deferred financing
               costs and discounts on
               long-term debt                           .2            .1            .3
          Net gains on marketable securities          (5.6)         (8.5)         (2.5)
          Decrease in receivables, prepaids
               and other assets                       (5.6)          (.1)           .3
          Increase (decrease) in accrued and
               deferred income taxes                  12.0          12.2         (30.2)
          Decrease in accounts payable and
               other liabilities                     (16.0)        (40.4)          (.1)
          Other                                       (3.8)          6.4           4.6
                                              ------------  ------------  ------------
               Net cash provided by (used
                    for) operating
                    activities                         2.5         (25.0)        (26.9)
                                              ------------  ------------  ------------
Cash flows from investing activities:
     Dividends received from subsidiaries             10.0             -           3.9
     Investments in and net advances from
          (to) subsidiaries                           (6.7)         (3.6)         49.7
     Capital expenditures                              (.2)          (.3)          (.4)
                                              ------------  ------------  ------------
               Net cash provided by (used
                    for) investing
                    activities                         3.1          (3.9)         53.2
                                              ------------  ------------  ------------
Cash flows from financing activities:
     Short-term borrowings                            16.0           2.5             -
     Proceeds from issuance of intercompany
          note                                           -             -         125.0
     Redemption, repurchase of and principal
          payments on long-term debt                     -         (42.5)          (.3)
     Treasury stock repurchases                      (35.1)        (52.8)         (1.8)
                                              ------------  ------------  ------------
               Net cash provided by (used
                    for) financing
                    activities                       (19.1)        (92.8)        122.9
                                              ------------  ------------  ------------

Net increase (decrease) in cash and cash
     equivalents                                     (13.5)       (121.7)        149.2
Cash and cash equivalents at beginning of
     year                                             47.9         169.6          20.4
                                              ------------  ------------  ------------
Cash and cash equivalents at end of year      $       34.4  $       47.9  $      169.6
                                              ============  ============  ============
Supplementary schedule of non-cash investing
     and financing activities:
     Reduction of stockholders' deficit due
          to redemption of Kaiser preferred
          stock                               $         -   $       64.8  $          -
     Borrowing (repayment) of short-term
          debt issued to repurchase treasury
          stock                                      (35.1)         35.1             -
     Deferral of interest payment on
          intercompany note payable                    7.8             -             -
     Distribution of intercompany payable
          received from a subsidiary                   4.1          19.8          20.0
Supplemental disclosure of cash flow
     information:
     Interest paid                            $        1.8  $        1.6  $        6.7
     Income taxes paid (refunded)                      (.3)           .6           1.5


See notes to consolidated financial statements and accompanying notes.


   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                                MAXXAM INC.

                       NOTES TO FINANCIAL STATEMENTS


A.   DEFERRED INCOME TAXES

          The deferred income tax assets and liabilities reported in the accompanying unconsolidated balance sheet are determined by computing such amounts on a consolidated basis, for the Company and members of its consolidated federal income tax return group, and then reducing such consolidated amounts by the amounts recorded by the Company's subsidiaries pursuant to their respective tax allocation agreements with the Company. The Company's net deferred income tax assets relate primarily to loss and credit carryforwards, net of valuation allowances. The Company evaluated all appropriate factors to determine the proper valuation allowances for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization. Based on this evaluation, the Company has concluded that it is more likely than not that it will realize the benefit of these carryforwards for which valuation allowances were not provided.

B.   SHORT-TERM BORROWINGS

          During 1998 and 1997, the Company had average short-term borrowings outstanding of $18.6 million and $9.0 million, respectively, under the credit facilities and notes described below. The weighted average interest rate during 1998 and 1997 was 9.1%, and 9.8%, respectively.

          MAXXAM Loan Agreement (the "CUSTODIAL TRUST AGREEMENT")
          On October 19, 1998, the Company drew down $16.0 million, the amount available as of such date, under the Custodial Trust Agreement which
provided for up to $25.0 million in borrowings.   The borrowing converted
to a term loan bearing interest at LIBOR plus 2% per annum and maturing on October 21, 1999 as provided under the terms of the agreement. The loan is secured by 7,915,000 shares of Kaiser common stock.

          Demand Note
          On November 26, 1997, the Company entered into a credit facility with an investment bank providing for up to $25.0 million in borrowings payable on demand. Borrowings are secured by 400,000 shares of a subsidiary's common stock for each $1.0 million of borrowings. As of December 31, 1998, $2.5 million of borrowings were outstanding under this facility. No additional borrowings were available under this facility as of December 31, 1998 as the per share market price for the Kaiser common stock was below the $8.50 minimum required by the facility.

          Notes to NL Industries, Inc. ("NL") and the Combined Master Retirement Trust ("CMRT")
          On May 14, 1998, the Company repaid the $35.1 million 10% one-year notes issued to NL and CMRT in connection with the October 1997 repurchase of 1,277,250 shares of the Company's common stock.

C.   NOTES PAYABLE TO SUBSIDIARIES, NET OF NOTES RECEIVABLE AND ADVANCES

          The Company's indebtedness to its subsidiaries, which includes accrued interest, consists of the following (in millions):



                                                         December 31,
                                                 --------------------------
                                                      1998          1997
                                                 ------------  ------------
Note payable, interest at 11%                    $      132.8  $      125.0
Unsecured note payable, interest at 6%                   21.8          20.5
Unsecured notes payable, interest at 7%                  12.2          15.4
Net advances                                             11.6          13.6
                                                 ------------  ------------
                                                 $      178.4  $      174.5
                                                 ============  ============



          In January 1999, the Company elected to defer all of the $7.3 million interest payment due to a subsidiary on February 1, 1999. The deferred amount effectively increases the note payable balance to $140.1 million.

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

                                          MAXXAM INC.


Date:  March 30, 1999         By:    /S/ PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                              President, Chief Financial Officer
                                         and Director
                                 (Principal Financial Officer)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 30, 1999         By:   /S/ CHARLES E. HURWITZ
                                      Charles E. Hurwitz
                                 Chairman of the Board, Chief
                                Executive Officer and Director


Date:  March 30, 1999         By:  /S/ ROBERT J. CRUIKSHANK
                                     Robert J. Cruikshank
                                           Director


Date:  March 30, 1999         By:      /S/ EZRA G. LEVIN
                                         Ezra G. Levin
                                           Director


Date:  March 30, 1999         By:  /S/ STANLEY D. ROSENBERG
                                     Stanley D. Rosenberg
                                           Director

Date:  March 30, 1999         By:    /S/ PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                              President, Chief Financial Officer
                                         and Director
                                 (Principal Financial Officer)


Date:  March 30, 1999         By:  /S/ ELIZABETH D. BRUMLEY
                                     Elizabeth D. Brumley
                                          Controller
                                (Principal Accounting Officer)


                                   INDEX OF EXHIBITS

      EXHIBIT
      NUMBER                                     DESCRIPTION
------------------      --------------------------------------------------------
       3.1              Restated Certificate of Incorporation of MAXXAM Inc.
                        (the Company" or "MAXXAM") dated April 10, 1989
                        (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989)

       3.2 Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Rights of the Company's Class B Junior Participating Preferred Stock (incorporated herein by reference to Exhibit
                        3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989)

       3.3 Certificate of Designations of Class A $.05 Non-Cumulative Participating Convertible Preferred Stock of the Company, dated July 6, 1994 (incorporated herein by reference to Exhibit 4(c) to the Registration
                        Statement of the Company on Form S-8; Registration No. 33-54479)

      *3.4              Amended and Restated By-laws of the Company dated
                        February 19, 1999

       4.1 Non-Negotiable Intercompany Note, dated December 23, 1996, executed by the Company in favor of MAXXAM
                        Group Holdings Inc. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form
                        S-4 of MAXXAM Group Holdings Inc. ("MGHI");
                        Registration No. 333-18723)

       4.2 Secured Demand Promissory Note, dated November 26, 1997, by the Company in favor of Salomon Smith Barney (incorporated herein by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997; the "Company 1997 Form 10-K")

       4.3 Loan and Pledge Agreement, dated October 21, 1997, between the Company and Custodial Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

       4.4 Indenture, dated as of December 23, 1996, among MGHI, as Issuer, the Company, as Guarantor, and First Bank National Association, as Trustee, regarding the 12% Senior Secured Notes due 2003 of MGHI ("MGHI Indenture") (incorporated herein by reference to
                        Exhibit 4.1 to MGHI's Registration Statement on Form S-4; Registration No. 333-18723)

       4.5 First Supplemental Indenture, dated as of July 8, 1998, to the MGHI Indenture (incorporated herein by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q/A of MGHI for the quarter ended June 30, 1998; File No. 1-3924; the "MGHI June 1998 Form 10-Q/A")

       4.6 Second Supplemental Indenture, dated as of July 29, 1998, to the MGHI Indenture (incorporated herein by reference to Exhibit 4.5 to the MGHI June 1998 Form 10-Q/A)

       4.7 Indenture, dated as of July 20, 1998, between Scotia Pacific Company LLC ("Scotia LLC") and State Street Bank and Trust Company ("State Street") regarding Scotia LLC's Class A-1, Class A-2 and Class A-3 Timber Collateralized Notes (incorporated herein by reference to Exhibit 4.1 to Scotia LLC's Registration Statement on Form S-4, Registration No. 333-63825; the "Scotia LLC Registration Statement")

       4.8 Indenture, dated as of December 23, 1996, among Kaiser Aluminum & Chemical Corporation ("KACC"), as Issuer and certain of its subsidiaries (as guarantors) and First Trust National Association, as Trustee, regarding KACC's 10-7/8% Series D Senior Notes due 2006 (the "10-7/8% Series D Notes Indenture") (incorporated herein by reference to Exhibit 4.4 to KACC's Registration Statement on Form S-4; Registration No. 333-19143)

       4.9 First Supplemental Indenture, dated as of July 15, 1997, to the 10-7/8% Series D Notes Indenture (incorporated herein by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of Kaiser Aluminum Corporation ("Kaiser") for the quarter ended June 30, 1997; File No. 1-9447)

       4.10 Indenture, dated as of October 23, 1996, among KACC, as Issuer, and certain of its subsidiaries (as guarantors) and First Trust National Association, as Trustee, regarding KACC's 10-7/8% Series B Senior Notes due 2006 (the 10-7/8% Series B Notes
                        Indenture") (incorporated by reference to Exhibit 4.2 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996; File No. 1-9447)

       4.11 First Supplemental Indenture, dated as of July 15, 1997, to the 10-7/8% Series B Notes Indenture (incorporated herein by reference to Exhibit 4.3 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997; File No. 1-9447)

       4.12 Indenture, dated as of February 1, 1993, among KACC, as Issuer, and certain of its subsidiaries (as guarantors) and State Street (as successor trustee to The First National Bank of Boston), regarding KACC's 12-3/4% Senior Subordinated Notes due 2003 (the "KACC Senior Subordinated Note Indenture") ( incorporated herein by reference to Exhibit 4.1 to KACC's Annual Report on Form 10-K for the year ended December 31, 1992; File No. 1-3605)

       4.13 First Supplemental Indenture, dated as of May 1, 1993, to the KACC Senior Subordinated Note Indenture (incorporated herein by reference to Exhibit 4.2 to KACC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993; File No. 1-3605)

       4.14             Second Supplemental Indenture, dated as of February
                        1, 1996, to the KACC Senior Subordinated Note Indenture (incorporated herein by reference to Exhibit 4.3 to Kaiser's Annual Report on Form 10-K for the year ended December 31, 1995; File No. 1-9447)

       4.15 Third Supplemental Indenture, dated as of July 15, 1997, to the KACC Senior Subordinated Note Indenture (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997; File No. 1-9447)

       4.16 Indenture, dated as of February 17, 1994, among KACC, as Issuer, and certain of its subsidiaries (as guarantors), and First Trust National Association, Trustee, regarding Kaiser's 9-7/8% Senior Notes due 2002 (the "9-7/8% Notes Indenture") (incorporated herein by reference to Exhibit 4.3 to KACC's Annual Report on Form 10-K for the year ended December 31, 1993; File No. 1-9447; the "Kaiser 1993 Form 10-K")

       4.17             First Supplemental Indenture, dated as of February
                        1, 1996, to the 9-7/8% Notes Indenture (incorporated herein by reference to Exhibit 4.5 to Kaiser's Annual Report on Form 10-K for the year ended December 31, 1995; File No. 1-9447)

       4.18 Second Supplemental Indenture, dated as of July 15, 1997, to the 9-7/8% Notes Indenture (incorporated herein by reference to Exhibit 4.2 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997; File No. 1-9447)

       4.19 Credit Agreement, dated as of February 15, 1994 (the "Kaiser Credit Agreement"), among Kaiser, KACC, certain financial institutions and BankAmerica Business Credit, Inc., as Agent (incorporated herein by reference to Exhibit 4.4 to the Kaiser 1993 Form 10-K)

       4.20 First Amendment, dated July 21, 1994, to the Kaiser Credit Agreement (incorporated herein by reference to
                        Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994; File No. 1-
                        9447)

       4.21 Second Amendment, dated March 10, 1995, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.6 to Kaiser's Annual Report on Form 10-K for the year ended December 31, 1994; File No. 1-9447)

       4.22 Third Amendment, dated as of July 20, 1995, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly
                        Report on Form 10-Q for the quarter ended June 30, 1995; File No. 1-9447)

       4.23 Fourth Amendment, dated as of October 17, 1995, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995; File No. 1-9447)

       4.24             Fifth Amendment, dated December 11, 1995, to the
                        Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.11 to Kaiser's Annual Report on Form 10-K for the year ended December 31, 1995; File No. 1-9447)

       4.25 Sixth Amendment, dated as of October 1, 1996, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly
                        Report on Form 10-Q for the quarter ended September 30, 1996; File No. 1-9447)

       4.26 Seventh Amendment, dated as of December 17, 1996, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.18 to KACC's Registration Statement on Form S-4 dated January 2, 1997; File No. 333-19143)

       4.27 Eighth Amendment, dated as of February 24, 1997, to the Kaiser Credit Agreement (incorporated herein by reference to Kaiser's Annual Report on Form 10-K for the year ended December 31, 1996; File No. 1-9447)

       4.28 Ninth Amendment, dated as of April 21, 1997, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.5 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997; File No. 1-9447).

       4.29 Tenth Amendment, dated as of June 25, 1997, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.6 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997; File No. 1-9447)

       4.30 Eleventh Amendment, dated as of October 20, 1997, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.7 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997; File No. 1-9447)

       4.31 Twelfth Amendment to Kaiser Credit Agreement, dated as of January 13, 1998, (incorporated herein by reference to Exhibit 4.24 to Kaiser's Annual Report on Form 10-K for the year ended December 31, 1997; File No. 1-9447)

       4.32 Thirteenth Amendment to Kaiser Credit Agreement, dated as of July 20, 1998 (incorporated by reference to Exhibit 4 to Kaiser's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998; File No. 1-9447).

       4.33 Fourteenth Amendment to Kaiser Credit Agreement, dated as of December 11, 1998 (incorporated herein by reference to Exhibit 4.26 to Kaiser's Annual Report on Form 10-K for the year ended December 31, 1998; File No. 1-9447).

       4.34 Fifteenth Amendment to Kaiser Credit Agreement dated as of February 23, 1999 (incorporated herein by reference to Exhibit 4.27 to Kaiser's Annual Report on Form 10-K for the year ended December 31, 1998; File No. 1-9447).

       4.35 Sixteenth Amendment to Kaiser Credit Agreement dated as of March 25, 1999 (incorporated herein by reference to Exhibit 4.28 to Kaiser's Annual Report on Form 10-K for the year ended December 31, 1998; File No. 1-9447).

       4.36 Amended and Restated Credit Agreement between Pacific Lumber and Bank of America National Trust and
                        Savings Association, dated as of December 18, 1998 (the "Pacific Lumber Credit Agreement"; incorporated herein by reference to Exhibit 4.7 to the MGHI 1998 Form 10-K)

       4.37 Credit Agreement, dated as of July 20, 1998, among Scotia LLC, the financial institutions party thereto and Bank of America National Trust and Savings Association, as agent (incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q/A of the Company for the quarter ended June 30, 1998)

       4.38             Amended and Restated Indenture, dated October 6,
                        1995, by and among Sam Houston Race Park, Ltd. ("SHRP"), New SHRP Capital Corp., SHRP General Partner, Inc. and First Bank National Association, Trustee
                        (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of SHRP for the quarter ended June 30, 1995; File No. 33-67738)

                        Note: Pursuant to Regulation Section 229.601, Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Company hereby agrees to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Company and its consolidated subsidiaries (and for any of its unconsolidated subsidiaries for which financial statements are required to be filed) wherein the total amount of securities authorized thereunder does not exceed 10 percent of the total consolidated assets of the Company

     *4.39 Loan Agreement, effective as of October 30, 1998, by and among MCO Properties Inc., MCO Properties L.P., Horizon Corporation, Horizon Properties Corporation, Westcliff Development Corporation and Southwest Bank of Texas, N.A.

     *4.40 Amendment to Loan Agreement, dated as of February 26, 1999, by and among MCO Properties Inc., MCO Properties L.P., Horizon Corporation, Horizon Properties Corporation, Westcliff Development Corporation and Southwest Bank of Texas, N.A.

      10.1 Tax Allocation Agreement, dated December 23, 1996, between the Company and MGHI (incorporated herein by reference to Exhibit 10.1 to MGHI's Registration Statement on Form S-4; Registration No. 333-18723)

      10.2 Tax Allocation Agreement, dated as of December 21, 1989, between the Company and KACC (incorporated herein by reference to Exhibit 10.21 to Amendment No. 6 to the Registration Statement of KACC on Form S-1; Registration No. 33-30645)

      10.3 Tax Allocation Agreement, dated as of February 26, 1991, between Kaiser and the Company (incorporated herein by reference to Exhibit 10.23 to Amendment No. 2 to the Registration Statement of Kaiser on Form S-1; Registration No. 33-37895)

      10.4 Tax Allocation Agreement, dated August 4, 1993, between the Company and MGI (incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to the Form S-2 Registration Statement of MGI; Registration No. 33-56332)

      10.5 Tax Allocation Agreement, dated as of May 21, 1988, among the Company, MGI, Pacific Lumber and the corporations signatory thereto (incorporated herein by reference to Exhibit 10.8 to Pacific Lumber's Annual Report on Form 10-K for the year ended December 31, 1988; File No. 1-9204)

      10.6 Tax Allocation Agreement, dated as of March 23, 1993, among Pacific Lumber, Scotia Pacific Holding Company ("Scotia Pacific"), Salmon Creek Corporation and the Company (incorporated herein by reference to Exhibit
                        10.1 to Amendment No. 3 to the Form S-1 Registration Statement of Scotia Pacific; Registration No. 33-55538)

      10.7 Tax Allocation Agreement, dated as of July 3, 1990, between the Company and Britt Lumber Co., Inc. (incorporated herein by reference to Exhibit 10.4 to MGI's Annual Report on Form 10-K for the fiscal year ended December 31, 1993; File No. 1-8857)

      10.8 Senior Subordinated Intercompany Note, dated February 15, 1994, executed by KACC in favor of Kaiser (incorporated herein by reference to Exhibit 4.22 to the Kaiser 1993 Form 10-K)

      10.9 Senior Subordinated Intercompany Note, dated March 17, 1994, executed by KACC in favor of Kaiser (incorporated herein by reference to Exhibit 4.23 to the Kaiser 1993 Form 10-K)

      10.10 Intercompany Note, dated December 21, 1989, executed by Kaiser in favor of KACC (the "Kaiser Intercompany Note," incorporated herein by reference to Exhibit
                        10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996; File No. 1-3924)

      10.11 Confirmation of Amendment to the Kaiser Intercompany Note, dated as of October 6, 1993 (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996; File No. 1-3924)

      10.12 Third Amended and Restated Limited Partnership Agreement of Sam Houston Race Park, Ltd., dated as of October 6, 1995 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of SHRP for the quarter ended June 30, 1995; File No. 33-67738)

      10.13             Agreement, dated September 28, 1996, among MAXXAM
                        Inc., The Pacific Lumber Company (on behalf of itself, its subsidiaries and its affiliates), the United States of America and the State of California (the
                        "Headwaters Agreement") (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated September 28, 1996)

      10.14 Implementation Agreement with Regard to Habitat Conservation Plan for the Properties of Pacific Lumber, Scotia LLC and Salmon Creek dated February 1999 by and among The United States Fish and Wildlife Service, the National Marine Fisheries Service, the California Department of Fish and Game ("CDF&G"), the California Department of Forestry and Fire Protection (the
                        "CDF") and Pacific Lumber, Salmon Creek and
                        Scotia LLC (incorporated herein by reference to Exhibit 99.3 to Scotia LLC's Form 8-K dated March 19, 1999; File No. 333-63825)

     10.15 Agreement Relating to Enforcement of AB 1986 dated February 25, 1999 by and among The California Resources Agency, CDF&G, The California Department of Forestry, The California Wildlife Conservation Board (the "CWCB"), Pacific Lumber, Salmon Creek and Scotia LLC (incorporated herein by reference to Exhibit 99.4 to Scotia LLC's Form 8-K dated March 19, 1999; File No. 333-63825)

     10.16 Habitat Conservation Plan dated February 1999 for the Properties of Pacific Lumber, Scotia Pacific Holding Company and Salmon Creek (incorporated herein by reference to Exhibit 99.5 to Scotia LLC's Form 8-K dated March 19, 1999; File No. 333-63825)

     10.17 Agreement for Transfer of Grizzly Creek and Escrow Instructions and Option Agreement dated February 26, 1999 by and between Pacific Lumber and the State of California acting by and through the CWCB Board (incorporated herein by reference to Exhibit 99.6 to Scotia LLC's Form 8-K dated March 19, 1999; File No. 333-63825)

     10.18 Agreement for Transfer of Owl Creek and Escrow Instructions and Option Agreement dated February 26, 1999 by and between the Company and the State of California acting by and through the CWCB (incorporated herein by reference to Exhibit 99.7 to Scotia LLC's Form 8-K dated March 19, 1999; File No. 333-63825)

     10.19 Letter dated February 25, 1999 from the CDF to Pacific Lumber (incorporated herein by reference to Exhibit
                        99.8 to Scotia LLC's Form 8-K dated March 19, 1999; File No. 333-63825)

     10.20 Letter dated March 1, 1999 from the CDF to Pacific Lumber (incorporated herein by reference to Exhibit
                        99.9 to Scotia LLC's Form 8-K dated March 19, 1999, File No. 333-63825)

     10.21 Letter dated March 1, 1999 from the U.S. Department of the Interior Fish and Wildlife Service and the U.S. Department of Commerce National Oceanic and Atmospheric Administration to Pacific Lumber, Salmon Creek and the Company (incorporated herein by reference to Exhibit 99.10 to Scotia LLC's Form 8-K dated March 19, 1999; File No. 333-63825)

     10.22 Escrow Agreement dated as of March 1, 1999 ("Escrow Agreement") among Pacific Lumber, Salmon Creek and Citibank, N.A. (incorporated herein by reference to Exhibit 10.15 to Scotia LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998; File No. 333-63825)

     10.23 Amendment to Escrow Agreement dated as of March 26, 1999 (incorporated herein by reference to Exhibit
                        10.16 to Scotia LLC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998; File No. 333-63825)

                              Executive Compensation Plans and Arrangements

     10.24 MAXXAM 1994 Omnibus Employee Incentive Plan (incorporated herein by reference to Exhibit 99 to the Company's Proxy Statement dated April 29, 1994; the "Company 1994 Proxy Statement")

     10.25 Form of Stock Option Agreement under the MAXXAM 1994 Omnibus Employee Incentive Plan (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31,
                        1994)

     10.26 MAXXAM 1994 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 99 to the Company 1994 Proxy Statement)

     10.27 Amendment No. 1 to the MAXXAM 1994 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.22 to the Company s Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

     10.28 Form of Stock Option Agreement under the MAXXAM 1994 Non-Employee Director Plan (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31,
                        1994)

     10.29 Form of Deferred Fee Agreement under the MAXXAM 1994 Non-Employee Director Plan (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

     10.30 MAXXAM 1994 Executive Bonus Plan (incorporated herein by reference to Exhibit 99 to the Company 1994 Proxy Statement)

     10.31 MAXXAM Revised Capital Accumulation Plan of 1988, as amended December 12, 1988 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                        1995)

     10.32 The Company's 1984 Phantom Share Plan, as amended (the "Company Phantom Share Plan") (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990; the "Company 1990 Form 10-K")

     10.33 Amendment, dated as of March 8, 1990, relating to the Company Phantom Share Plan (incorporated herein by reference to Exhibit 10.7 to the Company 1990 Form 10-K)

     10.34 Form of Phantom Share Agreement relating to the Company Phantom Share Plan (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31,
                        1988)

     10.35 MAXXAM Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10(ii) to MGI's Registration Statement on Form S-4 on Form S-2; Registration No. 33-42300)

     10.36 Form of Company Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

     10.37 Kaiser 1993 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to KACC's
                        Quarterly Report on Form 10-Q for the quarter ended June 30, 1993; File No. 1-3605)

     10.38 Form of Stock Option Agreement under the Kaiser 1993 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31,
                        1994)

     10.39              KACC's Bonus Plan (incorporated herein by reference to
                        Exhibit 10.25 to Amendment No. 6 to the Registration Statement of KACC on Form S-1; Registration No. 33-30645)

     10.40 Kaiser 1995 Employee Incentive Compensation Program (incorporated herein by reference to Exhibit 10.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995; File No. 1-9447)

     10.41 Kaiser 1995 Executive Incentive Compensation Program (incorporated herein by reference to Exhibit 99 to Kaiser's Proxy Statement dated April 26, 1995)

     10.42              Kaiser 1997 Omnibus Stock Incentive Plan
                        (incorporated by reference to Appendix A to the Proxy Statement, dated April 29, 1997, filed by Kaiser; File No. 1-9447)

     10.43 Form of Deferred Fee Agreement between Kaiser, KACC, and directors of Kaiser and KACC (incorporated herein by reference to Exhibit 10 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998; File No. 1-9447)

     10.44 Employment Agreement between KACC and John T. La Duc made effective for the period from January 1, 1998 to December 31, 2002 (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Kaiser for the quarter ended September 30, 1998; File No. 1-9447; the "Kaiser September 1998 Form 10-Q")

     10.45 Time-Based Stock Option Grant pursuant to the Kaiser 1997 Omnibus Stock Incentive Plan to John T. La Duc effective July 10, 1998 (incorporated herein by reference to Exhibit 10.6 to the Kaiser September 1998 Form 10-Q)

     10.46 Description of Kaiser Severance Protection and Change of Control Benefits Program (incorporated herein by reference to Exhibit 10.22 to Kaiser's Annual Report in Form 10-K for the fiscal year ended December 31, 1998; File No. 1-9447)

     *21                List of the Company's Subsidiaries

     *23                Consent of Arthur Andersen LLP

     *27                Financial Data Schedule
---------------
* Included with this filing