Form 10-Q
period 1999-03-31
MAXXAM INC
filed 1999-05-07
CIK 63814

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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
Yes /X/   No /  /

  Number of shares of common stock outstanding at May 3, 1999:  7,000,863



                             TABLE OF CONTENTS



PART I. - FINANCIAL INFORMATION


     Item 1.   Financial Statements:
          Consolidated Balance Sheet at March 31, 1999
               and December 31, 1998
          Consolidated Statement of Operations for the three
               months ended March 31, 1999 and 1998
          Consolidated Statement of Cash Flows for the three
               months ended March 31, 1999 and 1998
          Condensed Notes to Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings
     Item 6.   Exhibits and Reports on Form 8-K
     Signatures

APPENDIX A - GLOSSARY OF DEFINED TERMS

                        MAXXAM INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                   MARCH 31,    DECEMBER 31,
                                                      1999          1998
                                                 ------------  ------------
                                                  (Unaudited)
                     ASSETS
Current assets:
     Cash and cash equivalents                   $      189.0  $      294.2
     Marketable securities                               34.5          19.4
     Receivables:
          Trade, net of allowance for doubtful
               accounts of $6.4 and $6.4,
               respectively                             197.4         184.5
          Other                                         108.2         122.6
     Inventories                                        558.0         587.5
     Prepaid expenses and other current assets          153.3         152.4
                                                 ------------  ------------
               Total current assets                   1,240.4       1,360.6
     Property, plant and equipment, net of
          accumulated depreciation of $942.1 and
          $921.5, respectively                        1,263.9       1,278.9
     Timber and timberlands, net of accumulated
          depletion of $176.0 and  $178.4,
          respectively                                  254.5         302.3
Investments in and advances to unconsolidated
     affiliates                                         148.2         146.5
Deferred income taxes                                   506.3         555.8
Long-term receivables and other assets                  728.4         431.1
                                                 ------------  ------------
                                                 $    4,141.7  $    4,075.2
                                                 ============  ============
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                            $      158.7  $      182.9
     Accrued interest                                    40.1          72.4
     Accrued compensation and related benefits          127.4         133.7
     Other accrued liabilities                          209.0         180.6
     Payable to affiliates                               81.5          77.1
     Short-term borrowings and current
          maturities of long-term debt                   44.4          37.0
                                                 ------------  ------------
               Total current liabilities                661.1         683.7
Long-term debt, less current maturities               1,957.6       1,971.7
Accrued postretirement medical benefits                 701.3         704.5
Other noncurrent liabilities                            619.8         604.8
                                                 ------------  ------------
               Total liabilities                      3,939.8       3,964.7
                                                 ------------  ------------
Commitments and contingencies
Minority interests                                      146.5         167.3
                                                 ------------  ------------
Stockholders' equity (deficit):
     Preferred stock, $0.50 par value;
          12,500,000 shares authorized; Class A
          $0.05 Non-Cumulative Participating
          Convertible Preferred Stock;
          669,435 shares issued                            .3            .3
     Common stock, $0.50 par value; 28,000,000
          shares authorized;
          10,063,359 shares issued                        5.0           5.0
     Additional capital                                 222.8         222.8
     Accumulated deficit                                (63.5)       (175.7)
     Treasury stock, at cost (shares held:
          preferred - 845; common:  3,062,496)         (109.2)       (109.2)
                                                 ------------  ------------
               Total stockholders' equity
                    (deficit)                            55.4         (56.8)
                                                 ------------  ------------
                                                 $    4,141.7  $    4,075.2
                                                 ============  ============



The accompanying notes are an integral part of these financial statements.


                        MAXXAM INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                            THREE MONTHS
                                                               ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                         1999          1998
                                                    ------------  ------------
                                                            (UNAUDITED)
Net sales:
     Aluminum operations                            $      479.4  $      597.0
     Forest products operations                             46.7          51.9
     Real estate and racing operations                      18.7          15.1
                                                    ------------  ------------
                                                           544.8         664.0
                                                    ------------  ------------

Costs and expenses:
     Cost of sales and operations:
          Aluminum operations                              459.9         497.1
          Forest products operations                        39.8          33.1
          Real estate and racing operations                 10.9           9.7
     Selling, general and administrative expenses           39.4          42.2
     Depreciation, depletion and amortization               30.0          30.6
                                                    ------------  ------------
                                                           580.0         612.7
                                                    ------------  ------------

Operating income (loss)                                    (35.2)         51.3

Other income (expense):
     Gain on sale of Headwaters Timberlands                239.8             -
     Investment, interest and other income                   9.3          11.6
     Interest expense                                      (49.4)        (53.9)
                                                    ------------  ------------
Income before income taxes and minority interests          164.5           9.0
Provision for income taxes                                 (67.4)         (3.2)
Minority interests                                          15.0          (3.9)
                                                    ------------  ------------
Net income                                          $      112.1  $        1.9
                                                    ============  ============

Earnings per share:
     Basic                                          $      16.02  $       0.28
                                                    ============  ============
     Diluted                                        $      14.35  $       0.25
                                                    ============  ============



The accompanying notes are an integral part of these financial statements.



                        MAXXAM INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN MILLIONS OF DOLLARS)



                                                           Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                           1999          1998
                                                      ------------  ------------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                       $      112.1  $        1.9
     Adjustments to reconcile net income to net cash
          used for operating activities:
          Depreciation, depletion and amortization            30.0          30.6
          Gain on sale of Headwaters Timberlands            (239.8)            -
          Other gains on sales of real estate,
               mortgage loans and other assets                 (.5)         (2.0)
          Net gains on marketable securities                  (3.4)         (4.3)
          Net sales (purchases) of marketable
               securities                                    (11.7)          4.7
          Minority interests                                 (15.0)          3.9
          Amortization of deferred financing costs
               and discounts on long-term debt                 2.5           6.3
          Equity in earnings of unconsolidated
               affiliates, net of dividends received          (4.9)         (4.5)
          Increase (decrease) in cash resulting from
               changes in:
          Receivables                                         11.1          30.0
          Inventories                                         27.9          43.5
          Prepaid expenses and other assets                    1.3           2.0
          Accounts payable                                   (24.0)        (22.9)
          Accrued interest                                   (32.3)        (31.9)
          Accrued and deferred income taxes                   67.0          (4.7)
          Payable to affiliates and other accrued
               liabilities                                    23.4         (32.0)
          Long-term assets                                   (28.1)         (0.7)
          Long-term liabilities                               (4.0)        (12.0)
          Other                                               (1.8)         (0.2)
                                                      ------------  ------------
          Net cash provided by (used for) operating
               activities                                    (90.2)          7.7
                                                      ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of Headwaters Timberlands        299.9             -
     Capital expenditures                                    (27.5)        (22.4)
     Restricted cash withdrawals used to acquire
          timberlands                                         10.3             -
     Investments in subsidiaries and joint ventures              -          (1.6)
     Net proceeds from other dispositions of property
          and investments                                      0.6           6.5
     Other                                                    (3.1)          3.1
                                                      ------------  ------------
          Net cash provided by (used for) investing
               activities                                    280.2         (14.4)
                                                      ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit agreements            -             -
     Proceeds from issuance of long-term debt                  0.2           2.0
     Redemptions, repurchases and principal payments
          on long-term debt                                   (6.8)        (12.7)
     Dividends paid to Kaiser's minority preferred
          stockholders                                           -             -
     Redemption of preference stock                           (1.3)         (1.1)
     Restricted cash deposits                               (287.1)            -
     Other                                                    (0.2)          2.5
                                                      ------------  ------------
          Net cash used for financing activities            (295.2)         (9.3)
                                                      ------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                   (105.2)        (16.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             294.2         164.6
                                                      ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $      189.0  $      148.6
                                                      ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest       $       79.2  $       79.5
     Income taxes paid                                         0.5           6.5



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

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1999, the consolidated results of operations for the three months ended March 31, 1999 and 1998 and the consolidated cash flows for the three months ended March 31, 1999 and 1998. Certain reclassifications of prior period information have been made to conform to the current presentation.

          There were no reconciling items between net income and comprehensive income in either of the three month periods ended March 31, 1999 and 1998.

          Labor Related Costs
          Kaiser is currently operating five of its United States facilities with salaried employees and other workers as a result of the September 30, 1998 strike by the USWA and the subsequent "lock-out" by Kaiser in January 1999. For purposes of computing the costs and liabilities related to pension and other postretirement medical plans reflected in the accompanying consolidated financial statements for the quarter ended March 31, 1999, Kaiser based its accruals on the terms of the previously existing (expired) USWA contract. Any differences between the amounts accrued and the amounts ultimately agreed to during the collective bargaining process will be reflected in future results during the term of any new contract.

          Recent Accounting Pronouncements
          SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 must be adopted by the Company no later than January 1, 2000, although earlier application is permitted. Under SFAS No. 133, the Company will be required to "mark-to-market" its hedging positions at each period end in advance of the period of recognition for the transaction to which the hedge relates. Changes in the fair value of the Company's open hedging positions will be reflected as an increase or reduction in stockholders' equity through comprehensive income. The impact of the changes in fair value of the Company's hedging positions will be reversed from comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income upon the occurrence of the transaction to which the hedge relates. Currently, the dollar amount of the Company's comprehensive income adjustments is not significant so there is not a significant difference between "traditional" net income and comprehensive income. However, differences between comprehensive income and traditional net income may become significant in future periods as adoption of SFAS No. 133 will result in fluctuations in comprehensive income and stockholders' equity in periods of price volatility, despite the fact that the Company's cash flow and earnings will be "fixed" to the extent hedged. The amount of such fluctuations could be significant. The Company is currently evaluating how and when to implement SFAS No. 133.

2.        SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

          Headwaters Transactions
          As described in Note 7 below, on September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters Timberlands. A substantial portion of the Headwaters Timberlands contains virgin old growth timber. Approximately 4,900 of these acres were owned by Salmon Creek, with the remaining acreage being owned by the Scotia LLC (Pacific Lumber owning the timber and related timber harvesting rights on this acreage). On March 1, 1999, the Pacific Lumber Parties, the United States and California consummated the Headwaters Agreement. Salmon Creek received $299.9 million for its 4,900 acres, and for its 700 acres, Pacific Lumber received the 7,700 acre Elk River Timberlands which are to be contributed to Scotia LLC on or before August 1999. Of these proceeds, $285.0 million has been deposited into an escrow account held by an escrow agent and are to be made available as necessary to support the Timber Notes, and may be released only under certain circumstances. As of March 31, 1999, the Escrowed Funds were $286.0 million which includes interest earned.

          As a result of the disposition of the Headwaters Timberlands, the Company recognized a pre-tax gain of $239.8 million ($142.1 million net of deferred taxes or $18.17 per share) in the first quarter of 1999. This amount represents the gain attributable to the portion of the Headwaters Timberlands for which the Company received $299.9 million in cash. With respect to the remaining portion of the Headwaters Timberlands for which the Company received the Elk River Timberlands, no gain has been recognized as this represented an exchange of substantially similar productive assets. These timberlands have been reflected in the Company's financial statements at an amount which represents the Company's historical cost for the timberlands which were transferred to the United States.

          Scotia LLC and Pacific Lumber also entered in the Owl Creek Agreement and the Grizzly Creek Agreement with California regarding the
future sale to California of the Owl Creek and Grizzly Creek groves.    The
Owl Creek Agreement provides for Scotia LLC to sell the Owl Creek Grove to California, on or before June 30, 2002, for the lesser of the appraised fair market value or $79.7 million. At California's option, 25% of the payment may be paid upon closing with three equal annual installments thereafter and without interest. With respect to the Grizzly Creek Agreement, California may purchase from Pacific Lumber, on or before October 31, 2000, a portion of this grove for a purchase price determined based on fair market value, but not to exceed $19.9 million. The net proceeds from the Grizzly Creek grove will be placed into an escrow account (on the same basis as the net proceeds from the sale of the Headwaters Timberlands) unless, at the time of receipt of such proceeds, the Escrowed Funds are no longer held in an escrow account. California also has a five year option under the agreement to purchase additional property adjacent to the Grizzly Creek grove. The sale of the Owl Creek grove or Grizzly Creek grove will not be reflected in the Company's financial statements until it has been concluded.

          Acquisition of Remaining Minority Interest in KLHP

          In February 1999, KACC, through a subsidiary, completed the acquisition of its joint venture partner's 45% interest in KLHP for a cash purchase price of approximately $10.0 million. As KACC already owned 55% of KLHP, the results of KLHP are already included in the Company's consolidated financial statements.

3.        INVENTORIES

          Inventories consist of the following (in millions):



                                                   March 31,    December 31,
                                                      1999          1998
                                                 ------------  ------------
Aluminum operations:
     Finished fabricated aluminum products       $      121.9  $      112.4
     Primary aluminum and work in process               168.0         205.6
     Bauxite and alumina                                120.2         109.5
     Operating supplies and repair and
          maintenance parts                             118.6         116.0
                                                 ------------  ------------
                                                        528.7         543.5
                                                 ------------  ------------
Forest products operations:
     Lumber                                              28.3          36.0
     Logs                                                 1.0           8.0
                                                 ------------  ------------
                                                         29.3          44.0
                                                 ------------  ------------
                                                 $      558.0  $      587.5
                                                 ============  ============



4.        RESTRICTED CASH

          Cash and cash equivalents include restricted cash of $80.6 million and $96.1 million at March 31, 1999 and December 31, 1998, respectively, which is being held as security for short positions in marketable securities and for debt service payments on the Timber Notes.

          Long-term receivables and other assets include restricted cash in the amount of $294.3 million and $17.5 million at March 31, 1999 and December 31, 1998, respectively. Restricted cash at March 31, 1999 primarily consists of the Escrowed Funds and funds held in the Prefunding Account. Restricted cash at December 31, 1998 primarily consists of funds held in the Prefunding Account.

5.        LONG-TERM DEBT

          Long-term debt consists of the following (in millions):



                                                    March 31,    December 31,
                                                       1999          1998
                                                  ------------  ------------
12% MGHI Senior Secured Notes due August 1, 2003  $      130.0  $      130.0
Pacific Lumber Credit Agreement                              -             -
7.43% Scotia LLC Timber Collateralized Notes due
     July 20, 2028                                       861.9         867.2
1994 KACC Credit Agreement                                   -             -
10-7/8% KACC Senior Notes due October 15, 2006,
     including premium                                   225.7         225.7
9-7/8% KACC Senior Notes due February 15, 2002,
     net of discount                                     224.4         224.4
12-3/4% KACC Senior Subordinated Notes due
     February 1, 2003                                    400.0         400.0
Alpart CARIFA Loans                                       60.0          60.0
Other aluminum operations debt                            52.6          52.9
Other notes and contracts, primarily secured by
     receivables, buildings, real estate
     and equipment                                        29.0          30.0
                                                  ------------  ------------
                                                       1,983.6       1,990.2
          Less: current maturities                       (26.0)        (18.5)
                                                  ------------  ------------
                                                  $    1,957.6  $    1,971.7
                                                  ============  ============



6.        PER SHARE INFORMATION

          Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period including the weighted average impact of the shares of common stock issued and treasury stock acquired during the period from the date of issuance or repurchase. The weighted average common shares outstanding was 7,000,863 shares and 7,000,597 shares for the three months ended March 31, 1999 and 1998, respectively.

          Diluted earnings per share calculations also include the dilutive effect of the Class A Preferred Stock which is convertible into Common Stock as well as common and preferred stock options. The weighted average number of common and common equivalent shares was 7,817,077 shares and 7,797,515 shares for the three months ended March 31, 1999 and 1998, respectively.

7.        CONTINGENCIES

     Aluminum Operations

          Environmental Contingencies
          Kaiser and KACC are subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to claims and litigation based upon such laws. KACC is currently subject to a number of claims under CERCLA and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

          Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At March 31, 1999, the balance of such accruals, which are primarily included in other noncurrent liabilities, was $50.5 million. These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology and Kaiser's assessment of the likely remediation action to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 million to $8.0 million for the years 1999 through 2003 and an aggregate of approximately $29.0 million thereafter.

          As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. As the resolution of these matters is subject to further regulatory review and approval, no specific assurances can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, Kaiser is working to resolve these matters. Kaiser believes that it has insurance coverage available to recover certain incurred and future environmental costs and is actively pursuing claims in this regard. No assurances can be given that Kaiser will be successful in its attempts to recover incurred or future costs from insurers or that the amount of recoveries received will ultimately be adequate to cover costs incurred. While uncertainties are inherent in the final outcome of these environmental matters, and it is impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

          Asbestos Contingencies
          KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not manufactured for at least 20 years. At March 31, 1999, the number of claims pending was approximately 91,300 compared to 86,400 at December 31, 1998. During 1998, approximately 22,900 of such claims were received and 13,900 were settled or dismissed. During the quarter ended March 31, 1999, approximately 9,300 of such claims were received and 4,400 of such claims were settled or dismissed. However, the foregoing claim and settlement figures as of and for the quarter ended March 31, 1999, do not reflect the fact that as of March 31, 1999, KACC reached agreements under which it will settle approximately 26,000 of the pending asbestos-related claims over an extended period.

          Based on past experience and reasonably anticipated future activity, Kaiser has established an accrual for estimated asbestos-related costs for claims filed and estimated to be filed through 2008. There are inherent uncertainties involved in estimating asbestos-related costs and KACC's actual costs could exceed these estimates. Kaiser's accrual was calculated based on the current and anticipated number of asbestos-related claims, the prior timing and amounts of asbestos-related payments, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P. A. with respect to the current state of the law related to asbestos claims. Accordingly, an asbestos-related cost accrual of $187.7 million, before consideration of insurance recoveries, is included primarily in other noncurrent liabilities at March 31, 1999. While Kaiser does not believe there is a reasonable basis for estimating such costs beyond 2008 and, accordingly, no accrual has been recorded for such costs which may be incurred beyond 2008, there is a reasonable possibility that such costs may continue beyond 2008, and such costs may be substantial. Kaiser estimates that annual future cash payments in connection with such litigation will be approximately $17.0 million to $28.0 million for each of the years 1999 through 2003, and an aggregate of approximately $79.0 million thereafter.

          Kaiser believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although Kaiser has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements. The timing and amount of ultimate recoveries from these insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies. Kaiser believes that substantial recoveries from insurance carriers are probable. Kaiser reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller Ehrman White & McAuliffe with respect to applicable insurance coverage law relating to the terms and conditions of those policies. Accordingly, an estimated aggregate insurance recovery of $157.3 million, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in long-term receivables and other assets at March 31, 1999.

          Kaiser continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from Kaiser's underlying assumptions. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, the Company believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

          Labor Matters
          In connection with the USWA strike and subsequent lock-out by KACC, certain allegations of ULPs have been filed with the National Labor Relations Board by the USWA. KACC is responding to all such allegations and believes that they are without merit. If the allegations were sustained, KACC could be required to make locked-out employees whole for back wages from the date of the lock-out in January 1999. While uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse effect on its financial position, results of operations, or liquidity.

          Forest Products Operations
          Regulatory and environmental matters play a significant role in the Company's business, which is subject to a variety of California and federal laws and regulations, as well as the Final HCP, Final SYP and 1999 TOL, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. While regulatory and environmental concerns have resulted in restrictions on the geographic scope and timing of the Company's timber operations, increased operational costs and engendered litigation and other challenges to the Company's operations, prior to 1998 they had not had a significant adverse effect on the Company's financial position, results of operations or liquidity. However, the Company's first quarter 1999 and year ended 1998 results of operations were adversely affected by certain regulatory and environmental matters, including during the second half of 1998 through the date of this report, the absence of a sufficient number of available THPs to enable the Company to conduct its operations at historic levels.

          On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provided the framework for the acquisition of the Headwaters Timberlands by the United States and California. Consummation of the Headwaters Agreement was also conditioned upon, among other things, approval of an SYP, approval of a Multi-Species HCP and issuance of the Permits. As further described in Note 2 "Headwaters Transactions," on March 1, 1999, the Pacific Lumber Parties, the United States and California consummated the Headwaters Agreement. In addition to the transfer of the Headwaters Timberlands by the Pacific Lumber Parties described in Note 2, the Final SYP and the Final HCP were approved and the Permits were issued. The Pacific Lumber Parties and California also executed the California Agreement.

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

          Several species, including the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, have been listed as endangered or threatened under the ESA and/or the CESA. The Final HCP and the Permits allow incidental "take" of these and certain other listed species so long as there is no "jeopardy" to the continued existence of such species. The Final HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The Final HCP not only provides for the Company's compliance with habitat requirements for the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, it also provides for issuance of Permits for thirteen additional species that are or may be listed in the future. The Final HCP and related Permits have a term of 50 years, and, among other things, include the following protective measures: (i) setting aside timberlands as marbled murrelet conservation areas; (ii) establishing streamside "no-cut" and limited cut buffers as well as mass wasting areas based on an assessment of each of the Company's watersheds to be completed within five years; (iii) limiting harvesting activities during certain times of the year and during wet weather conditions, and (iv) making certain specified improvements to the Company's
roads.   The Final SYP is also subject to the foregoing provisions. The
Company believes that the Final SYP and the Final HCP should in the long-term expedite the preparation and facilitate approval of its THPs, although there can be no assurance that the Company will not face difficulties in the THP submission and approval process as it implements these agreements.

          Under the Federal Clean Water Act, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board are in the process of establishing TMDLs for seventeen northern California rivers and certain of their tributaries, including certain water courses that flow within the Company's timberlands. The final TMDL requirements applicable to the Company's timberlands may require aquatic measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process contained in the Final HCP.

          Lawsuits are pending and threatened which seek to prevent the Company from implementing the Final HCP and/or the Final SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On August 12, 1998, the EPIC lawsuit was filed by two environmental groups against Pacific Lumber, Scotia Pacific and Salmon
Creek under which the environmental groups allege that certain procedural violations of the ESA have resulted from logging activities on the Company's timberlands and seek to prevent the defendants from carrying out any harvesting activities under certain THPs until certain wildlife consultation requirements under the ESA are satisfied. On March 15, 1999, the court affirmed a preliminary injunction preventing harvesting on three THPs; however, it subsequently heard Pacific Lumber's motion to dismiss the case and issued an order for the plaintiffs to show cause why the lawsuit should not be dismissed as moot since the consultation requirement appears to have been concluded upon approval of the Final HCP. On May 5, 1999, the court dissolved the preliminary injunction, granted the defendants' motion for summary judgment and dismissed the case as moot. On or about January 29, 1999, the Company received the EPIC Notice Letter which alleges various violations of the ESA and challenges, among other things, the validity and legality of the Permits. On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed which alleges various violations of the CESA and CEQA, and challenges, among other things, the validity and legality of the Permits issued by California and the Final SYP. On March 31, 1999, the USWA lawsuit was filed which also challenges the validity and legality of the Final SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Final Plans, and the Company is working with the relevant state and federal agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC Notice Letter, the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition or results of operations or the ability to harvest timber. While the Company expects environmentally focused objections and lawsuits to continue, it believes that the Final HCP, Final SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

          OTS Contingency and Related Matters
          On December 26, 1995, the OTS initiated a formal administrative proceeding against the Company and others by filing the Notice. The Notice alleges, among other things, misconduct by the Company, Federated, Mr. Charles Hurwitz and others (the "respondents") with respect to the failure of USAT, a wholly owned subsidiary of UFG. At the time of receivership, the Company owned approximately 13% of the voting stock of UFG. The Notice claims that the Company was a savings and loan holding company, that with others it controlled USAT, and that it was therefore obligated to maintain the net worth of USAT. The Notice makes numerous other allegations against the Company and the other respondents, including, among other things, allegations that through USAT it was involved in prohibited transactions with Drexel, Burnham, Lambert Inc. The OTS, among other things, seeks unspecified damages in excess of $560.0 million from the Company and Federated, civil money penalties and a removal from, and prohibition against the Company and the other respondents engaging in, the banking industry. The hearing on the merits of this matter commenced on September
22, 1997 and concluded on March 1, 1999.   Post trial briefing is expected
to continue at least through November 1999. A recommended decision by the Administrative Law Judge is not expected any sooner than late 1999. A final agency decision would be issued by the OTS Director thereafter. Such decision would then be subject to appeal by any of the parties to the federal appellate court and, if adverse to the respondents, subject to bonding. On February 10, 1999, the OTS and FDIC settled with the all the respondents except Mr. Hurwitz, the Company and Federated for $1.0 million and limited cease and desist orders.

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

8.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

          At March 31, 1999, the net unrealized gain on KACC's position in aluminum forward sales and option contracts, energy forward purchase and option contracts, and forward foreign exchange contracts, was approximately $28.9 million (based on comparisons to applicable quarter-end published market prices). As KACC's hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in these hedging activities will generally be offset by losses or gains, respectively, on the transactions being hedged.

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

          From time to time in the ordinary course of business, KACC enters into hedging transactions to provide price risk management in respect of the net exposure of earnings and cash flows resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less
(ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by KACC to effectively fix the price that KACC will receive for its shipments. KACC also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for KACC's anticipated sales, and/or (iii) to permit KACC to realize possible upside price movements. As of March 31, 1999, KACC had sold forward, at fixed prices, approximately 18,000 tons of primary aluminum with respect to 1999. As of March 31, 1999, KACC had also entered into option contracts that established a price range for an additional 144,000, and 323,000 tons of primary aluminum for 1999 and 2000, respectively.

          Additionally, through March 31, 1999, KACC had also entered a series of transactions with a counterparty that will provide KACC with a premium over the forward market prices at the date of the transaction for 4,000 tons of primary aluminum per month during the period July 1999 through June 2001. KACC also contracted with the counterparty to receive certain fixed prices (also above the forward market prices at the date of the transaction) on 8,000 tons of primary aluminum per month over a three year period commencing October 2001, unless market prices during certain periods decline below a stipulated "floor" price, in which case, the fixed price sales portion of the transactions terminate. The price at which the October 2001 and later transactions terminate is well below current market prices. While Kaiser believes that the October 2001 and later transactions are consistent with its stated hedging objectives, these positions do not qualify for treatment as a "hedge" under current accounting guidelines. Accordingly, these positions will be "marked to market" each period. For the quarter ended March 31, 1999, Kaiser recorded a mark-to-market charge of approximately $0.5 million in other income (expense) associated with the above transactions.

          As of March 31, 1999, KACC had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 1999, 2000 and 2001 at prices indexed to future prices of primary aluminum.

          Energy
          KACC is exposed to energy price risk from fluctuating prices for fuel oil and natural gas consumed in the production process. Accordingly, KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of March 31, 1999, KACC had a combination of fixed price purchase and option contracts for the purchase of approximately 32,700 MMBtu of natural gas per day during the remainder of 1999. As of March 31, 1999, KACC also held a combination of fixed price purchase and option contracts for an average of 246,000 and 179,000 barrels per month of fuel oil and diesel fuel for 1999 and 2000, respectively.

          Foreign Currency
          KACC enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At March 31, 1999, KACC had net forward foreign exchange contracts totaling approximately $132.3 million for the purchase of 198.6 Australian dollars from April 1999, through December 2000, in respect of its commitments for the remainder of 1999 through 2000 expenditures denominated in Australian dollars.

9.   SEGMENT INFORMATION

     The following table presents financial information by reportable segment (in millions).



                                                Forest        Real       Racing                Consolidated
                                   Aluminum    Products      Estate    Operations   Corporate      Total
                                  ---------- ------------  ---------- -----------  ----------  ------------
Net sales to unaffiliated
     customers for the
     three months ended:
          March 31, 1999          $   479.4  $      46.7   $     10.6 $       8.1  $        -  $     544.8
          March 31, 1998              597.0         51.9          8.5         6.6           -        664.0
Operating income (loss) for the
     three months ended:
          March 31, 1999              (31.5)        (1.4)        (2.1)        2.3        (2.5)       (35.2)
          March 31, 1998               46.3         10.1         (2.5)        0.9        (3.5)        51.3

Depreciation, depletion and
     amortization for the three
     months ended:
          March 31, 1999               22.9          4.9          1.9         0.2         0.1         30.0
          March 31, 1998               23.9          5.6          0.7         0.3         0.1         30.6
Total assets as of:
          March 31, 1999            2,872.4        869.1        185.9        36.5       177.8      4,141.7
          December 31, 1998         2,928.7        682.6        194.6        36.3       233.0      4,075.2



          Operating income (loss) in the column entitled "Corporate" represents corporate general and administrative expenses not directly attributable to the reportable segments. This column also serves to reconcile the total of the reportable segments' amounts to totals in the Company's consolidated financial statements. The reconciling amounts for total assets for March 31, 1999 and December 31, 1998 are primarily related to deferred tax assets. The increase in assets for the forest products segment between periods is primarily due to the deposit of $285.0 million of Escrowed Funds related to the sale of the Headwaters Timberlands.

10.  SUBSEQUENT EVENT

          On April 1, 1999, KACC completed the previously announced sale of its 50% interest in AKW, an aluminum wheels joint venture, to its partner, Accuride Corporation. The sale will result in the Company recognizing a net pre-tax gain of approximately $50.0 million in the second quarter of 1999. The Company's equity in income of AKW was $2.5 million and $1.1 million for the quarters ended March 31, 1999 and 1998, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item are defined in the "Glossary of Defined Terms" contained in Appendix A.

          This Quarterly Report on Form 10-Q contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section, in Item 3. "Quantitative and Qualitative Disclosures About Market Risk" and in Part II. Item 1. "Legal Proceedings." Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Form 10-Q and the Form 10-K identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RESULTS OF OPERATIONS

          The Company operates in four principal industries: aluminum, through its majority owned subsidiary, Kaiser, an integrated aluminum producer; forest products, through MGI and its wholly owned subsidiaries, principally Pacific Lumber and Britt; real estate investment and development, managed through MPC; and racing operations through SHRP, Ltd. MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company. All references to the "Company," "Kaiser," "MGHI," "MGI," "Pacific Lumber," "MPC" and "SHRP, Ltd." refer to the respective companies and their subsidiaries, unless otherwise indicated or the context indicates otherwise.

     ALUMINUM OPERATIONS

          Aluminum operations account for a substantial portion of the Company's revenues and operating results. Kaiser, through its principal subsidiary KACC, operates in four business segments: bauxite and alumina, primary aluminum, flat rolled products and engineered products. Kaiser uses a portion of its bauxite, alumina and primary aluminum production for additional processing at certain of its downstream facilities. Intersegment transfers are valued at estimated market prices.

          Recent Events and Developments

          Labor Matters
          Substantially all of KACC's hourly workforce at its Gramercy, Louisiana, alumina refinery, Mead and Tacoma, Washington, aluminum smelters, Trentwood, Washington, rolling mill, and Newark, Ohio, extrusion facility were covered by a master labor agreement with the USWA which expired on September 30, 1998. The parties did not reach an agreement prior to the expiration of the master agreement and the USWA chose to strike. As previously announced, in January 1999 KACC declined an offer by the USWA to have the striking workers return to work at the five plants without a new agreement. KACC imposed a lock-out to support its bargaining position and continues to operate the plants with salaried employees and other workers as it has since the strike began. Based on operating results to date, Kaiser believes that a significant business interruption will not occur.

          KACC and the USWA continue to communicate; however, no formal schedule for bargaining sessions has been developed at this time. The objective of Kaiser has been, and continues to be, to negotiate a fair labor contract that is consistent with its business strategy and the commercial realities of the marketplace.

          As a result of the USWA strike, Kaiser temporarily curtailed three out of a total of eleven potlines at its Mead and Tacoma, Washington, aluminum smelters at September 30, 1998 (representing approximately 70,000 tons of annual production capacity out of a total combined production capacity of 273,000 tons per year at the facilities.) As previously announced, in February 1999, KACC began restarting the two curtailed potlines at its Mead smelter representing approximately 50,000 tons of the previously idle capacity. The first of the two Mead potlines was restarted in March 1999. The second of the two Mead potlines is currently expected to commence restart activity during the second quarter of 1999, although it may not be fully operational until the third quarter of the year. KACC has also announced that it has completed preparations to restart the 20,000 tons of idle capacity at its Tacoma smelter. However, the timing for any restart of the Tacoma potline has yet to be determined and will depend upon market conditions and other factors.

          While Kaiser initially experienced an adverse strike-related impact on its profitability, Kaiser currently believes that KACC's operations at the affected facilities have been substantially stabilized and will be able to run at, or near, full capacity, and that the effect of the incremental costs associated with operating the affected plants during the dispute were eliminated or substantially reduced as of January 1999 (excluding the impact of costs related to the restarts discussed above and the effect of market factors such as the continued market-related curtailment at the Tacoma smelter). However, no assurances can be given that KACC's efforts to run the plants on a sustained basis, without a significant business interruption or material adverse impact on Kaiser's operating results, will be successful.

          Strategic Initiatives
          Kaiser has devoted significant efforts analyzing its existing asset portfolio with the intent of focusing its efforts and capital in sectors of the industry that are considered most attractive, and in which Kaiser believes it is well positioned to capture value. The initial steps of this process resulted in the June 1997 acquisition of the Bellwood extrusion facility, the May 1997 formation of AKW, the rationalization of certain of Kaiser's engineered products operations, Kaiser's investment to expand its production capacity for heat treat flat-rolled products at its Trentwood, Washington, rolling mill, and Kaiser's fourth quarter 1998 decision to seek a strategic partner for further development and deployment of KACC's Micromill(TM) technology. This process has continued in 1999.
In February 1999, KACC completed the acquisition of the remaining 45% interest in KLHP, an alumina marketing venture, from its joint venture partner for a cash purchase price of approximately $10.0 million. Additionally, in April 1999, KACC sold its 50% interest in AKW to its joint venture partner for approximately $70 million in cash proceeds. The transaction will result in Kaiser recognizing a pre-tax gain of approximately $50 million in the second quarter of 1999. See Note 2 to the Consolidated Financial Statements.

          Another area of emphasis has been a continuing focus on managing Kaiser's legacy liabilities, including Kaiser's active pursuit of claims in respect of insurance coverage for certain incurred and future environmental costs, as evidenced by Kaiser's fourth quarter 1998, receipt of recoveries totaling approximately $35.0 million related to current and future claims against certain of its insurers.

          Valco Operating Level
          Kaiser's Valco smelter operated only one of its five potlines during most of 1998, although, on average, two potlines were operated during most of the first quarter of 1998. Each of Valco's potlines is capable of producing approximately 40,000 tons of primary aluminum per year. Valco earned compensation in 1998 (in the form of energy credits to be utilized over the last half of 1998 and during 1999) from the VRA in lieu of the power necessary to run two of the potlines that were curtailed during 1998. The compensation substantially mitigated the financial impact in 1998 of the curtailment of such lines. Valco did not receive any compensation from the VRA for one additional potline which was curtailed in January 1998. Valco currently expects to operate an average of three lines during 1999. As of April 30, 1999, two of the previously curtailed potlines had been restarted. Valco has notified the VRA that it believes it had the contractual rights at the beginning of 1998 and 1999 to sufficient energy to run four and one-half potlines for the balance of both years. Valco continues to seek compensation from the VRA with respect to the 1998 and 1999 reductions in its power allocation. Valco and the VRA also are in continuing discussions concerning other matters, including steps that might be taken to reduce the likelihood of power curtailments in the future. No assurances can be given as to the success of these discussions.

          Summary
          The following table presents selected operational and financial information for the three months ended March 31, 1999 and 1998.



                                                                  THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                  -----------------------------------------
                                                       1999                        1998
                                                  ---------------           ---------------
                                                            (IN MILLIONS OF DOLLARS,
                                                          EXCEPT SHIPMENTS AND PRICES)
Shipments:(1)
     Alumina:
          Third party                                     487.0                       424.6
          Intersegment                                    150.3                       215.8
                                                  -------------               -------------
               Total alumina                              637.3                       640.4
                                                  -------------               -------------
     Primary aluminum:
          Third party                                      62.9                        80.5
          Intersegment                                     39.5                        43.6
                                                  -------------               -------------
               Total primary aluminum                     102.4                       124.1
                                                  -------------               -------------
     Flat-rolled products                                  52.5                        59.7
                                                  -------------               -------------
     Engineered products                                   41.4                        45.8
                                                  -------------               -------------
Average realized third party sales price: (2)
     Alumina (per ton)                            $         172               $         201
     Primary aluminum (per pound)                           .64                         .71
Net sales:
     Bauxite and alumina:
          Third party (includes net sales of
               bauxite)                           $        89.7               $        93.3
          Intersegment                                     23.0                        42.2
                                                  -------------               -------------
               Total bauxite and alumina                  112.7                       135.5
                                                  -------------               -------------
     Primary aluminum:
          Third party                                      89.1                       126.2
          Intersegment                                     49.1                        66.8
                                                  -------------               -------------
               Total primary aluminum                     138.2                       193.0
                                                  -------------               -------------
     Flat-rolled products                                 148.3                       194.3
     Engineered products                                  133.5                       162.6
     Minority interests                                    18.8                        20.6
     Eliminations                                         (72.1)                     (109.0)
                                                  -------------               -------------
               Total net sales                    $       479.4               $       597.0
                                                  =============               =============
Operating income (loss)                           $       (31.5)              $        46.3
                                                  =============               =============
Income (loss) before income taxes and minority
     interests                                    $       (57.9)              $        19.0
                                                  =============               =============
Capital expenditures and investments in
     unconsolidated affiliates                    $        16.5               $        13.7
                                                  =============               =============




---------------
(1) Shipments are expressed in thousands of metric tons. A metric ton is equivalent to 2,204.6 pounds.
(2) Average realized prices for the Kaiser's Flat-rolled products and Engineered products segments are not presented as such prices are subject to fluctuations due to changes in product mix. Average realized third party sales prices for alumina and primary aluminum include the impact of hedging activities.



          Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on KACC's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical fluctuations. See Note 8 to the Consolidated Financial Statements for a discussion of KACC's hedging activities.

          During 1998, the AMT Price for primary aluminum experienced a steady decline during the year, beginning the year in the low $.70 to $.75 per pound range and ending the year in the low $.60 per pound range. During the first three months of 1999, the AMT Price for primary aluminum was in the $.57 to $.59 per pound range most of the quarter, but increased in March 1999 and ended the quarter at approximately $.62 per pound. The AMT Price for primary aluminum for the week ended April 23, 1999 was approximately $.64 per pound.

     Net Sales

          Bauxite and alumina. Third party net sales of alumina were down 2% for the quarter ended March 31, 1999, as compared to the same period in 1998 as a 15% increase in third party shipments was more than offset by a decline in average realized price. The increase in 1999 third party shipments (and offsetting decrease in 1999 intersegment shipments) resulted from reduced shipments to Valco, due to the production curtailment more fully discussed above and the fourth quarter strike-related curtailment of three potlines at Kaiser's Washington smelters. The average realized price for third party alumina sales was down as the allocated net gains from Kaiser's hedging activities only partially offset the decline in market prices related to Kaiser's primary aluminum-linked customer sales contracts. In addition to being impacted by the reduced shipments to Valco and the Washington smelters as discussed above, intersegment sales were adversely affected by a substantial market-related decline in intersegment average sales prices.

          Primary aluminum. First quarter 1999 third party net sales of primary aluminum were down 29% as compared to the comparable period in 1998 primarily as a result of a 22% reduction in shipments, caused by the 1998 potline curtailments at the Valco and Washington smelters. Reduced average realized third party sales prices between first quarter 1999 and 1998 (reflecting lower market prices offset, in part, by allocated net gains from KACC's hedging activities) also adversely impacted third party net sales. Intersegment net sales were down approximately 27% between first quarter 1999 and 1998. Intersegment shipments were down 9% from the prior year comparable period and average realized prices dropped by 18% reflecting lower market prices for primary aluminum.

          Flat-rolled products. Net sales of flat-rolled products decreased by 24% during first quarter 1999 as compared to 1998 as a result of a 12% reduction in product shipments and 13% decline in average realized prices. The reduction in quarterly shipments reflects reduced aerospace demand for heat treat products as compared to the first quarter of 1998 as well as customer deferrals of some can stock purchases into the second quarter of 1999. The decline in average realized prices reflects lower market prices for primary aluminum as well as the price impact of the changes in product mix discussed above.

          Engineered products. Net sales of engineered products for the 1999 first quarter were down approximately 18% from the 1998 first quarter, reflecting a 10% decrease in product shipments and a 9% decline in average realized prices. The reduction in shipments primarily resulted from seasonality and softening demand primarily in aerospace market sectors. These factors were somewhat offset by strong demand for soft alloy extrusions. The change in average realized prices reflects lower market prices for primary aluminum as well as the price impact of changes in product mix.

     Operating Income

          Bauxite and alumina. Operating income declined significantly between the 1999 and 1998 first quarters due to the decline in market related prices discussed above. The impact of increased third party shipments of alumina was substantially offset by a corresponding decline in intersegment shipments.

          Primary aluminum. Operating income in first quarter 1999 was down significantly from first quarter 1998. The primary reason for the decline was the significant reduction in shipments and average realized prices, discussed above. However, first quarter 1999 results also reflect the adverse impact of the Valco and Washington smelter potline curtailments, the lack of any compensation from the VRA in 1999 related to the Valco potline curtailments, and costs of approximately $7.1 million associated with preparing and restarting potlines at the Valco and Washington smelters.

          Flat-rolled products. Operating income decreased significantly in first quarter 1999 primarily as a result of the price, volume and product mix factors discussed above.

          Engineered products. Operating income declined significantly in first quarter 1999 as compared to first quarter 1998 primarily as a result of the price, volume, and product mix factors discussed above.

          Eliminations. Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

     FOREST PRODUCTS OPERATIONS

          The Company's forest products operations are conducted by MGI through its principal operating subsidiaries. MGI's business is highly seasonal in that the forest products business generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three months ended March 31, 1999 and 1998.




                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                   --------------------------
                                                        1999          1998
                                                   ------------  ------------
                                                     (IN MILLIONS OF DOLLARS,
                                                       EXCEPT SHIPMENTS AND
                                                             PRICES)
Shipments:
     Lumber: (1)
          Redwood upper grades                              7.8          10.2
          Redwood common grades                            38.7          53.9
          Douglas-fir upper grades                          2.0           1.9
          Douglas-fir common grades                        15.3           9.2
          Other                                             2.5           2.5
                                                   ------------  ------------
     Total lumber                                          66.3          77.7
                                                   ============  ============
     Wood chips (2)                                        45.4          32.2
                                                   ============  ============
Average sales price:
     Lumber: (3)
          Redwood upper grades                     $      1,418  $      1,491
          Redwood common grades                             560           506
          Douglas-fir upper grades                        1,272         1,269
          Douglas-fir common grades                         377           352
     Wood chips (4)                                          80            62

Net sales:
     Lumber, net of discount                       $       41.6  $       48.5
     Wood chips                                             3.6           2.0
     Cogeneration power                                     0.6           0.6
     Other                                                  0.9           0.8
                                                   ------------  ------------
          Total net sales                          $       46.7  $       51.9
                                                   ============  ============
Operating income (loss)                            $       (1.4) $       10.1
                                                   ============  ============
Operating cash flow (5)                            $        3.5  $       15.7
                                                   ============  ============
Income (loss) before income taxes and minority
     interests (6)                                 $      226.2  $       (4.2)
                                                   ============  ============
Capital expenditures                               $       12.4  $        2.8
                                                   ============  ============



---------------

(1)  Lumber shipments are expressed in millions of board feet.
(2) Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(3)  Dollars per thousand board feet.
(4)  Dollars per bone dry unit.
(5) Operating income before depletion and depreciation, also referred to as "EBITDA."
(6) 1999 results include a $239.8 million gain on the sale of the Headwaters Timberlands.


          Net Sales
          Net sales for the 1999 first quarter decreased from the 1998 first quarter due primarily to lower shipments of upper and common grade redwood lumber offset somewhat by higher shipments of Douglas-fir common grade lumber. The decrease in shipments of redwood lumber is largely due to continuing reductions in the volume of logs available for the production
of lumber products.   The diminished supply of approved THPs, combined with
seasonal restrictions on logging operations, continues to affect log supply. See "--Trends" for further discussion of the factors affecting the supply of approved THPs.

          Operating income (loss)
          The Forest Products segment had an operating loss for the quarter ended March 31, 1999 as compared to operating income for the comparable 1998 quarter, primarily due to decreases in net sales discussed above along with higher cost of sales. The increase in cost of sales was due to higher logging costs and manufacturing inefficiencies resulting from production curtailments at the sawmills due to the lack of logs.

          Income (loss) before income taxes and minority interests
          Income before income taxes for the first quarter of 1999 increased from the comparable prior year period, principally due to the gain on the sale of the Headwaters Timberlands of $239.8 million ($142.1 million net of deferred taxes or $18.17 per share), offset by the operating loss discussed above.

     REAL ESTATE AND RACING OPERATIONS

          The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Puerto Rico, Arizona and California. The Company, through its subsidiaries, also has majority ownership in SHRP, Ltd., a Texas limited partnership, which owns and operates a Class 1 horse racing facility in Houston, Texas.



                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                           1999          1998
                                                      ------------  ------------
                                                        (IN MILLIONS OF DOLLARS)
Net sales:
     Real estate                                      $       10.6  $        8.5
     SHRP, Ltd.                                                8.1           6.6
                                                      ------------  ------------
          Total net sales                             $       18.7  $       15.1
                                                      ============  ============

Operating income (loss):
     Real estate                                      $       (2.1) $       (2.5)
     SHRP, Ltd.                                                2.3           0.9
                                                      ------------  ------------
          Total operating income (loss)               $        0.2  $       (1.6)
                                                      ============  ============

Income (loss) before income taxes and minority
     interests:
     Real estate                                      $       (0.5) $       (0.2)
     SHRP, Ltd.                                                2.0           0.2
                                                      ------------  ------------
          Total income (loss) before income taxes and
               minority interests                     $        1.5  $          -
                                                      ============  ============




          Net sales
          Net sales increased for the three months ended March 31, 1999 from the same period in 1998 primarily due to higher revenues from the Company's real estate development project in Puerto Rico and increases in pari-mutuel wagering at the Sam Houston Race Park.

          Operating income (loss)
          The real estate and racing segments had operating income for the quarter ended March 31, 1999 as compared to an operating loss for the comparable 1998 period due to higher net sales discussed above.

          Income (loss) before income taxes and minority interests
          The increase in income before income taxes and minority interests for the three months ended March 31, 1999 compared to the same period in 1998 is primarily due to the operating income discussed above.

     OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS



                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                           1999          1998
                                                      ------------  ------------
                                                        (IN MILLIONS OF DOLLARS)
Operating loss                                        $       (2.5) $       (3.5)
Loss before income taxes and minority interests               (5.3)         (5.8)



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

          The various credit instruments of Kaiser, MGHI, Pacific Lumber and Scotia LLC contain various covenants which, among other things, limit the ability of such entities to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. As of March 31, 1999, no dividends could be paid by MGHI. Pursuant to the terms of the KACC Credit Agreement, Kaiser is prohibited from paying any dividends with respect to its common stock. As of March 31, 1999, the Company's other subsidiaries (principally real estate) had an aggregate of nonrestricted cash and unused borrowing availability of approximately $21.6 million which could have been paid to the Company.

          Kaiser has an effective shelf registration statement covering the offering of up to 10 million shares of Kaiser common stock owned by the Company.

          As of March 31, 1999, the Company (excluding its subsidiaries) had cash and marketable securities of approximately $44.3 million. The Company believes that its existing resources, together with the cash available from subsidiaries and financing sources, will be sufficient to fund its working capital requirements for the next year. With respect to its long-term liquidity, the Company believes that its existing cash and cash resources, together with the cash proceeds from the sale of assets and distributions from its subsidiaries should be sufficient to meet its working capital requirements. However, there can be no assurance that the Company's cash resources, together with the cash proceeds from the sale of assets, distributions from its subsidiaries and other sources of financing, will be sufficient for such purposes. Any adverse outcome of the litigation described in Note 7 to the Consolidated Financial Statements could materially adversely affect the Company's consolidated financial position, results of operations or liquidity.

     ALUMINUM OPERATIONS

          At March 31, 1999, Kaiser had long-term debt of $962.7 million, compared with $963.0 million at December 31, 1998.

          At March 31, 1999, $273.4 million (of which $73.4 million could have been used for letters of credit) was available to KACC under the KACC Credit Agreement and no amounts were outstanding. Loans under the KACC Credit Agreement bear interest at a spread (which varies based on the results of a financial test) over either a base rate or LIBOR, at Kaiser's option.

          Kaiser has an effective shelf registration statement covering the offering from time to time of up to $150.0 million of equity securities.

          Kaiser's capital expenditures during the three months ended March 31, 1999, were $16.5 million, and consisted primarily of expenditures to
purchase the remaining 45% interest in KLHP.   Total consolidated capital
expenditures (of which approximately 8% is expected to be funded by Kaiser's minority partners in certain foreign joint ventures) are expected to be between $70.0 million and $90.0 million per annum in each of 1999 through 2001. The level of capital expenditures may be adjusted from time to time depending on Kaiser's price outlook for primary aluminum and other products, KACC's ability to assure future cash flows through hedging or other means, Kaiser's financial position and other factors.

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

     FOREST PRODUCTS OPERATIONS

          As of March 31, 1999, MGI and its subsidiaries had consolidated long-term debt primarily related to the Timber Notes of $847.2 million (net of current maturities) compared to $860.2 million at December 31, 1998. As of March 31, 1999, $26.4 million of borrowings was available under the Pacific Lumber Credit Agreement, no borrowings were outstanding and letters of credit outstanding amounted to $14.4 million.

           The Escrowed Funds, including accumulated interest, were $286.0 million as of March 31, 1999 and are to be made available as necessary to support the Timber Notes. The Escrowed Funds will be released by the Escrow Agent only in accordance with the terms of the Escrow Agreement.

          MGI and its subsidiaries anticipate that existing cash, cash equivalents, marketable securities and available sources of financing will be sufficient to fund their working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, dividends from Scotia LLC to Pacific Lumber will be limited for at least the next two to three years, and therefore, absent any release to Pacific Lumber of the Escrowed Funds, Pacific Lumber will not have adequate funds to support all of its working capital and capital expenditure requirements, and it will require contributions from MGI to meet any deficiencies. Although MGI and its subsidiaries (and in turn MGHI) believe that their existing cash and cash equivalents should provide sufficient funds to meet the working capital and capital expenditure requirements until such time as Pacific Lumber has adequate cash flows from operations, dividends from Scotia LLC and/or funds released from the Escrowed Funds, there can be no assurance that this will be the case. Furthermore, due to its highly leveraged condition, MGI is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see Note 7 to the Consolidated Financial Statements), increased competition from other lumber producers or alternative building products and general economic conditions.

     REAL ESTATE AND RACING OPERATIONS

          As of March 31, 1999, the Company's real estate and other subsidiaries had approximately $12.9 million available for use under a $14.0 million revolving bank credit facility. There were no outstanding borrowings, and letters of credit outstanding amounted to $1.1 million. The Company believes that the existing cash and credit facilities of its real estate and other subsidiaries are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing, should provide sufficient funds to meet their working capital and capital expenditure requirements.

     TRENDS

          FOREST PRODUCTS OPERATIONS
          The Company's forest products operations are conducted by Pacific Lumber and Britt. Regulatory and environmental matters play a significant role in Pacific Lumber's operations which are subject to a variety of California and federal laws and regulations as well as the Final HCP, Final SYP and 1999 TOL dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, and related litigation have increased the cost of logging operations. The Company's forest products segment has also been adversely affected by a lack of available logs as a result of a severely diminished supply of THPs. Prior to the consummation of the Headwaters Agreement on March 1, 1999, the reduced number of approved THPs was attributable to several factors, including a significantly reduced level of THPs submitted by Pacific Lumber to the CDF during 1998 and during the first two months of 1999 due to (a) the extensive amount of time devoted by Pacific Lumber's foresters, wildlife and fisheries biologists and other personnel to (i) amending a significant number of previously submitted THPs to incorporate various new requirements which Pacific Lumber agreed to as part of the Pre-Permit Agreement, (ii) preparing the Combined Plan and all the related data, responding to comments on the Combined Plan, assessing and responding to federal and state proposals and changes concerning the Combined Plan and evaluating the Final Plans, (iii) responding to comments received by Pacific Lumber from various federal and state governmental agencies with respect to its filed THPs in light of the new and more stringent requirements that Pacific Lumber agreed to observe pursuant to the Pre-Permit Agreement, and (iv) responding to newly filed litigation involving certain of Pacific Lumber's approved THPs and (b) implementation of a provision contained in the Pre-Permit Agreement which requires, for the first time, a licensed geologist to review virtually all of Pacific Lumber's THPs prior to submission to the CDF. Pacific Lumber also experienced an unexpected significantly slower rate of review and approval with respect to its filed THPs due, in large part, to the issues that emerged in applying the requirements embodied in the Pre-Permit Agreement to Pacific Lumber's THPs, certain of which requirements imposed new forestry practices that applied solely to Pacific Lumber's operations.

          With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Final Plans; however, significant additional work will be required in connection with its implementation. The remainder of 1999 will be a transition year for Pacific Lumber with respect to the filing and approval of its THPs.
Certain of the THPs which were approved by the CDF prior to March 1, 1999 were grandfathered under the Implementation Agreement, and are harvestable subject to the harvesting restrictions prescribed under the THPs and satisfaction of certain agreed conditions. The remaining THPs which were in the process of being reviewed but were not yet approved by the CDF at the time of the consummation of the Final Plans each require varying degrees of revisions. Pacific Lumber believes that the rate of submissions of THPs and the review and approval of THPs during at least the second quarter may be slower than Pacific Lumber has historically experienced as Pacific Lumber, the CDF and other agencies develop procedures for implementing the Final Plans. Nevertheless, Pacific Lumber anticipates that after a transition period, the implementation of the Final Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

          There can be no assurance that Pacific Lumber will not continue to experience difficulties in submitting and receiving approvals of its THPs similar to those it has been experiencing. Furthermore, there can be no assurance that certain pending regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Note 7 to the Consolidated Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

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

          Kaiser has implemented a company-wide program to coordinate the year 2000 efforts of its individual business units and to track their progress. The intent of the program is to make sure that critical items are identified on a sufficiently timely basis to assure that the necessary resources can be committed to address any material risk areas that could prevent its systems and assets from being able to meet Kaiser's business
needs and objectives.   Each of Kaiser's business units has developed
year 2000 plans specifically tailored to their individual situations. A wide range of solutions are being implemented, including modifying existing systems and, in limited cases where it is cost effective, purchasing new systems. Spending related to these projects, which began in 1997 and is expected to continue through 1999, is currently estimated to be in the $10-15 million range. As of April 30, 1999, Kaiser estimates that approximately $4-6 million of year 2000 expenditures are yet to be incurred. Such remaining amounts will be incurred over the balance of 1999, primarily in the second and third quarters of the year. System modification costs are being expensed as incurred. Costs associated with new systems are being capitalized and will be amortized over the life of the system. Kaiser has established an internal goal of having all necessary system changes in place and tested by mid-year 1999. Substantially all facilities and systems are expected to meet this goal. However, a limited number of systems and pieces of equipment will not be completely remedied and tested until sometime in the third quarter of the year. Kaiser plans to commit the necessary resources for all remediation efforts.

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

          MGI has established a team to address the potential impacts of the year 2000 on each of its critical business functions. The team has completed its assessment of MGI's critical information technology and embedded technology, including its geographic information system and the equipment and systems used in operating its sawmills and cogeneration plant, and is now in the process of making the required modifications for these systems to be year 2000 compliant. The modification costs are expected to be immaterial, costing less than $100,000 and, except for MGI's cogeneration plant, are expected to be completed by mid-year 1999. In most cases testing of the modifications will also be completed by such time. Modifications and testing of the cogeneration plant are expected to be completed by the end of the third quarter of 1999. System modification costs are being expensed as incurred. Costs associated with new systems are being capitalized and will be amortized over the life of the product.

          In addition to addressing MGI's internal systems, the team has identified key vendors that could be impacted by year 2000 issues, and surveys have been conducted regarding their compliance efforts. Management is evaluating the responses to the surveys and making direct contact with parties which are deemed to be critical. These inquiries are being made by MGI's own staff, and the costs associated with this program are expected to be minimal.

          The Company's real estate segment has completed the process of evaluating its information technology systems, and has substantially completed the modifications to make these systems compliant at the end of 1998. The costs were not material. Other assets with embedded technology are not significant to the business operations of this segment. Several financial institutions provide various services to this segment which are critical to its business operations, and inquiries as to the status of their year 2000 compliance evaluations are in the process of being conducted.

          SHRP, Ltd. is currently in the process of assessing both its information technology systems and its embedded technology in order to determine that they are, or will be, year 2000 compliant. Management has already determined that its financial data processing hardware and software are compliant and is presently working with certain key third parties and support groups of its embedded technology to ensure that they are taking appropriate measures to assure compliance. SHRP, Ltd. believes that the total cost to make these systems year 2000 compliant will not exceed $100,000. The most significant area still being evaluated pertains to certain key third parties, in particular, the firm that provides its totalizator services (computerized wagering system) to it and others in the horse racing industry. These data processing services are required in order for SHRP, Ltd. to conduct pari-mutuel wagering in Texas. Management, as well as the thoroughbred racing industry's association, has received assurances that such systems will be compliant by the second quarter of 1999. However, management is evaluating other third party providers of these and other services and equipment in the event that any such vendors can not provide assurance of year 2000 compatibility in sufficient time to effect a change.

          While the Company believes that its programs are sufficient to identify the critical issues and associated costs necessary to address possible year 2000 problems in a timely manner, there can be no assurance that the program, or underlying steps implemented, will be successful in resolving all such issues prior to the year 2000. If the steps taken by the Company (or critical third parties) are not made in a timely manner, or are not successful in identifying and remedying all significant year 2000 issues, business interruptions or delays could occur and could have a material adverse impact on the Company's results and financial condition. However, based on the information the Company has gathered to date and its expectations of its ability to remedy problems encountered, the Company believes that it will not experience significant business interruptions that would have a material impact on its results or financial condition.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See Part I. Item 7a. "Quantitative and Qualitative Disclosures About Market Risk" in the Form 10-K.

                        PART II.  OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

          MAXXAM INC. LITIGATION

          With respect to the Martel action described in the Form 10-K, on April 14, 1999, the Court awarded approximately $110,000 in attorneys' fees and expenses to the defendants.

          PACIFIC LUMBER LITIGATION

          On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed against Pacific Lumber, Scotia LLC, Salmon Creek and others in the Superior Court of Sacramento County. This action alleges, among other things, that the CDF and CDFG violated the CEQA and the CESA with respect to the Final SYP and the Permits issued by California. The plaintiffs seek, among other things, injunctive relief to set aside the CDF's and CDFG's decisions approving the Final SYP and the Permits issued by California. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Final Plans, and the Company is working with the relevant state and federal agencies to defend this lawsuit. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit, the Company believes that the resolution of this matter should not result in a material adverse effect on its financial condition or results of operations or the ability to harvest timber.

          On March 31, 1999, the USWA lawsuit was also filed against Pacific Lumber, Scotia LLC and Salmon Creek in the California Superior Court of Sacramento County. This action alleges, among other things, violations of the Forest Practice Act in connection with the CDF's approval of the Final SYP. The plaintiffs seek to prohibit the CDF from approving any THPs relying on the Final SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Final Plans, and the Company is working with the relevant state and federal agencies to defend this lawsuit. Although uncertainties are inherent in the final outcome of the USWA lawsuit, the Company believes that the resolution of this matter should not result in a material adverse effect on its financial condition or results of operations or the ability to harvest timber.

          With respect to the Hunsaker action described in the Form 10-K, on March 30, 1999, the Court dismissed the lawsuit with prejudice and ordered the plaintiffs to pay the defendants' costs with respect to the lawsuit. On April 30, 1999, the plaintiffs filed a notice of appeal.

          With respect to the EPIC lawsuit described in the Form 10-K, on May 5, 1999, the Court dissolved the preliminary injunction, granted the defendants' motion for summary judgment and dismissed the case as moot.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

A.        EXHIBITS:


          4.1 Fourth Supplemental Indenture, dated as of March 31, 1999, to the Indenture, dated as of February 1, 1993, among KACC, as Issuer, and certain of its subsidiaries (as guarantors) and State Street Bank and Trust Company, as Trustee, regarding KACC's 12-3/4% Senior Subordinated Notes due 2003 (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999; File No. 1-9447; the "Kaiser March 1999 Form 10-Q")


          4.2 Third Supplemental Indenture, dated as of March 31, 1999, to the Indenture, dated as of February 17, 1994, among KACC as Issuer, and certain of its subsidiaries (as guarantors), and First Trust National Association ("First Trust"), as Trustee, regarding KACC's 9-7/8% Senior Notes due 2002 (incorporated herein by reference to Exhibit 4.2 to the Kaiser March 1999 Form 10-Q)

          4.3 Second Supplemental Indenture, dated as of March 31, 1999, to the Indenture, dated as of October 23, 1996, among KACC as Issuer, and certain of its subsidiaries (as guarantors), and First Trust, as Trustee, regarding KACC's 10-7/8% Series B Senior Notes due 2006 (incorporated herein by reference to Exhibit 4.3 to the Kaiser March 1999 Form 10-Q)

          4.4 Second Supplemental Indenture, dated as of March 31, 1999, to the Indenture, dated as of December 23, 1996, among KACC as Issuer, and certain of its subsidiaries (as guarantors), and First Trust, as Trustee, regarding KACC's 10-7/8% Series D Senior Notes due 2006 (incorporated herein by reference to Exhibit 4.4 to the Kaiser March 1999 Form 10-Q)

        *27.1  Financial Data Schedule for the quarter ended March 31, 1999

*Included with this filing

B.        REPORTS ON FORM 8-K:

          On March 24, 1999, the Company filed a current report on Form 8-K (under Item 5) concerning the filing of a Prospectus Supplement to the Prospectus dated December 30, 1998 of Scotia LLC.

                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Registrant and as the principal financial and accounting officers of the Registrant, respectively.


                                           MAXXAM INC.

Date:  May 7, 1999              By:    /S/ PAUL N. SCHWARTZ
                                         Paul N. Schwartz
                                    President, Chief Financial
                                       Officer and Director
                                   (Principal Financial Officer)


Date:  May 7, 1999              By:  /S/ ELIZABETH D. BRUMLEY
                                       Elizabeth D. Brumley
                                            Controller
                                  (Principal Accounting Officer)


                                                                 APPENDIX A


                         GLOSSARY OF DEFINED TERMS


AKW:  AKW L.P., an aluminum wheels joint venture

AMT Price: Average Midwest United States transaction price for primary aluminum

Britt:  Britt Lumber Co., Inc., an indirect wholly owned subsidiary of MGI

California Agreement:  An agreement between the Pacific Lumber Parties and
     California regarding the enforcement of the California bill which authorized state funds for the purchase of the Headwaters Timberlands while imposing certain restrictions on the remaining timberlands held by the Pacific Lumber Parties

CDF:  California Department of Forestry and Fire Protection

CDFG: California Department of Fish and Game

CERCLA:  Comprehensive Environmental Response, Compensation and Liability
     Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986

CEQA: California Environmental Quality Act

CESA:  California Endangered Species Act

Class A Preferred Stock:  Class A $.05 Non-Cumulative Participating
     Convertible Preferred Stock of the Company

Combined Plan:  The Combined SYP and Multi-Species HCP released by
     Pacific Lumber and Scotia LLC for public review and comment in July 1998

Common Stock:  $0.50 par value common stock of the Company

Company:  MAXXAM Inc.

EPA:  Environmental Protection Agency

EPIC:  Environmental Protection Information Center, Inc.

EPIC lawsuit:  An action entitled Environmental Protection Information
     Center, Inc., Sierra Club v. The Pacific Lumber Company, Scotia Pacific Holding Company and Salmon Creek Corporation (No. C 98-3129) filed August 12, 1998 in the United States District Court for the Northern District of California

EPIC Notice Letter:  A notice received by the Company on or about January
     29, 1999 from EPIC and the Sierra Club of their intent to sue Pacific Lumber and several federal agencies under the ESA

EPIC-SYP/Permits lawsuit: An action entitled Environmental Protection
     Information Association, Sierra Club v. California Department of Forestry and Fire Protection, California Department of Fish and Game, The Pacific Lumber Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (No. 99CS00639) filed March 31, 1999 in the Superior Court of Sacramento County

ESA:  The federal Endangered Species Act

Escrow Agent:  The agent holding the Escrowed Funds under the Escrow
     Agreement

Escrow Agreement:  The agreement covering the Escrowed Funds

Escrowed Funds: Proceeds of $285.0 million received by Salmon Creek in connection with the sale of the Headwaters Timberlands plus accrued interest which have been deposited into an escrow account pursuant to the Escrow Agreement as necessary to support the Timber Notes

FDIC:  Federal Deposit Insurance Corporation

FDIC action:  An action filed by the FDIC on August 2, 1995 entitled
     Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (No. H-95-3956) in the U.S. District Court for the Southern District of Texas

Federated: Federated Development Company, a principal stockholder of the Company

Final HCP: The Multi-Species HCP approved on March 1, 1999 in connection with the consummation of the Headwaters Agreement

Final Plans: The Final HCP and the Final SYP

Final SYP: The SYP approved on March 1, 1999 in connection with the consummation of the Headwaters Agreement

Forest Practice Act: The California Forest Practice Act

Form 10-K:  The Company's Annual Report on Form 10-K filed with the
     Securities and Exchange Commission for the fiscal year ended December 31, 1998

Grizzly Creek Agreement:  The agreement entered into by Pacific Lumber with
     California for the future sale of a portion of the Grizzly Creek grove

Headwaters Agreement:  The September 28, 1996 agreement between the Pacific
     Lumber Parties, the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters Timberlands

Headwaters Timberlands: Approximately 5,600 acres of Pacific Lumber timberlands consisting of two forest groves commonly referred to as the Headwaters Forest and the Elk Head Springs Forest which were sold to the United States and California on March 1, 1999

Hunsaker action: An action entitled William Hunsaker, et al. v. Charles E.
     Hurwitz, The Pacific Lumber Company, MAXXAM Group Inc., MXM Corp., Federated Development Company and Does (1-50) (No. C98-4515) filed November 24, 1998 in the United States District Court for the Northern District of California

Implementation Agreement:  The Implementation Agreement with Regard to
     Habitat Conservation Plan agreed to in connection with the consummation of the Headwaters Agreement

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

KLHP:  Kaiser LaRoche Hydrate Partners

LTSY:  Long-term sustained yield

Martel action: An action entitled U.S., ex rel., Martel v. Hurwitz, et al.
     (No. C 95-0322) filed in January 1995 in the United States District Court for the Northern District of California

MPC: MAXXAM Property Company, a wholly-owned subsidiary of the Company

MGHI:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of the Company

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of MGHI

Multi-Species HCP:  A habitat conservation plan covering multiple species

Notice: A Notice of Charges filed on December 26, 1995 by the OTS against the Company and others with respect to the failure of USAT

OTS: The United States Department of Treasury's Office of Thrift
     Supervision

Owl Creek Agreement:  The agreement entered into by Scotia LLC with
     California regarding the future sale of the Owl Creek grove

Owl Creek Grove: A grove of approximately 900 acres of primarily old growth timber owned by the Company

Pacific Lumber: The Pacific Lumber Company, an indirect, wholly-owned subsidiary of MGI

Pacific Lumber Credit Agreement:  The revolving credit agreement between
     Pacific Lumber and a bank which provides for borrowings of up to $60.0 million, all of which may be used for revolving borrowings, $20.0 million of which may be used for standby letters of credit and $30.0 million of which may be used for timberland acquisitions.

Pacific Lumber Parties: Pacific Lumber, including its subsidiaries and affiliates, and the Company

Permits: The incidental take permits issued by the United States and California pursuant to the Final HCP

Prefunding Account: Restricted cash held in an account by the trustee under the indenture governing the Timber Notes to enable Scotia LLC to acquire timberlands

Pre-Permit Agreement:  The February 27, 1998 Pre-Permit Application
     Agreement in Principle entered into by Pacific Lumber, the Company and various government agencies regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permits and the SYP

Salmon Creek: Salmon Creek Corporation, a wholly owned subsidiary of Pacific Lumber

Scotia LLC: Scotia Pacific Company LLC, a limited liability company wholly owned by Pacific Lumber

Scotia Pacific: Scotia Pacific Holding Company, a wholly owned subsidiary of Pacific Lumber, which was merged into Scotia LLC on July 20, 1998

SFAS No. 130:  Statement of Financial Accounting Standards No. 130,
     "Reporting Comprehensive Income"

SFAS No. 133:  Statement of Financial Standard No. 133, "Accounting for
     Derivative Instruments and Hedging Activities"

SHRP, Ltd.:  Sam Houston Race Park, Ltd., a 98.2%-owned subsidiary of the
     Company

SYP: Sustained yield plan establishing long-term sustained yield harvest levels for a company's timberlands

THP: Timber harvesting plan required to be filed with and approved by the CDF prior to the harvesting of timber

Timber Notes: Scotia LLC's $867.2 million original aggregate principal amount of 6.55% Series B Class A-1 Timber Collateralized Notes, 7.11% Series B Class A-2 Timber Collateralized Notes and 7.71% Series B Class A-3 Timber Collateralized Notes due July 20, 2028

TMDLs: Total maximum daily load limits

TOL: Timber operator's license allowing the holder to conduct timber harvesting operations

UFG:  United Financial Group, Inc.

ULPs: Unfair labor practices

USAT:  United Savings Association of Texas

USWA: United Steelworkers of America

USWA lawsuit: An action entitled United Steelworkers of America, AFL-CIO,
     CLC, and Donald Kegley v. California Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation (No. 99CS00626) filed on March 31, 1999 in the Superior Court of Sacramento County

Valco: Volta Aluminium Company Limited, Kaiser's 90%-owned smelter facility in Ghana

VRA:  Volta River Authority, an electric power supplier to Valco