Form 10-Q
period 1999-06-30
MAXXAM INC
filed 1999-08-13
CIK 63814

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

 Number of shares of common stock outstanding at August 11, 1999: 7,000,863


                             TABLE OF CONTENTS



PART I. - FINANCIAL INFORMATION

     Item 1.   Financial Statements:
          Consolidated Balance Sheet at June 30, 1999 and
               December 31, 1998
          Consolidated Statement of Operations for the three
               and six months ended June 30, 1999 and 1998
          Consolidated Statement of Cash Flows for the six months
               ended June 30, 1999 and 1998
          Condensed Notes to Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk


PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings
     Item 4.   Submission of Matters to a Vote of Security Holders
     Item 6.   Exhibits and Reports on Form 8-K
     Signatures

APPENDIX A - GLOSSARY OF DEFINED TERMS



                        MAXXAM INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                    JUNE 30,    DECEMBER 31,
                                                      1999          1998
                                                 ------------  ------------
                                                  (UNAUDITED)
                     ASSETS
Current assets:
     Cash and cash equivalents                   $      196.2  $      294.2
     Marketable securities                               60.3          19.4
     Receivables:
          Trade, net of allowance for doubtful
               accounts of $6.2 and $6.4,
               respectively                             183.9         184.5
          Other                                         110.8         122.6
     Inventories                                        553.7         587.5
     Prepaid expenses and other current assets          167.4         152.4
                                                 ------------  ------------
               Total current assets                   1,272.3       1,360.6
Property, plant and equipment, net of
     accumulated depreciation of $963.0 and
     $921.5, respectively                             1,254.8       1,278.9
Timber and timberlands, net of accumulated
     depletion of $177.0 and $178.4,
     respectively                                       257.2         302.3
Investments in and advances to unconsolidated
     affiliates                                         117.3         146.5
Deferred income taxes                                   518.1         555.8
Restricted cash                                         294.0          17.5
Long-term receivables and other assets                  552.5         413.6
                                                 ------------  ------------
                                                 $    4,266.2  $    4,075.2
                                                 ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                            $      158.1  $      182.9
     Accrued interest                                    72.2          72.4
     Accrued compensation and related benefits          121.9         133.7
     Other accrued liabilities                          199.4         180.6
     Payable to affiliates                               79.7          77.1
     Short-term borrowings and current
          maturities of long-term debt                   44.2          37.0
                                                 ------------  ------------
               Total current liabilities                675.5         683.7
Long-term debt, less current maturities               1,957.2       1,971.7
Accrued postretirement medical benefits                 697.9         704.5
Other noncurrent liabilities                            756.6         604.8
                                                 ------------  ------------
               Total liabilities                      4,087.2       3,964.7
                                                 ------------  ------------
Commitments and contingencies
Minority interests                                      141.8         167.3
Stockholders' equity (deficit):
     Preferred stock, $.50 par value; 12,500,000
          shares authorized; Class A $.05
          Non-Cumulative Participating
          Convertible Preferred Stock;
          shares issued:  669,435                         0.3           0.3
     Common stock, $.50 par value; 28,000,000
          shares authorized; 10,063,359 shares
          issued                                          5.0           5.0
     Additional capital                                 222.8         222.8
     Accumulated deficit                                (81.7)       (175.7)
     Treasury stock, at cost (shares held:
          preferred - 845; common: 3,062,496)          (109.2)       (109.2)
                                                 ------------  ------------
               Total stockholders' equity
                    (deficit)                            37.2         (56.8)
                                                 ------------  ------------
                                                 $    4,266.2  $    4,075.2
                                                 ============  ============




The accompanying notes are an integral part of these financial statements.



                        MAXXAM INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                      --------------------------  --------------------------
                                           1999          1998          1999          1998
                                      ------------  ------------  ------------  ------------
                                                            (UNAUDITED)
Net sales:
     Aluminum operations              $      525.0  $      614.8  $    1,004.4  $    1,211.8
     Forest products operations               41.4          63.5          88.1         115.4
     Real estate and racing
          operations                          22.4          21.3          41.1          36.4
                                      ------------  ------------  ------------  ------------
                                             588.8         699.6       1,133.6       1,363.6
                                      ------------  ------------  ------------  ------------

Costs and expenses:
     Cost of sales and operations:
          Aluminum operations                473.9         503.5         933.8       1,000.6
          Forest products operations          36.2          39.5          76.0          72.6
          Real estate and racing
               operations                     13.6          11.7          24.5          21.4
     Selling, general and
          administrative expenses             39.0          43.9          78.4          86.1
     Depreciation, depletion and
          amortization                        28.7          30.0          58.7          60.6
                                      ------------  ------------  ------------  ------------
                                             591.4         628.6       1,171.4       1,241.3
                                      ------------  ------------  ------------  ------------

Operating income (loss)                       (2.6)         71.0         (37.8)        122.3

Other income (expense):
     Gain on sale of Headwaters
          Timberlands                            -             -         239.8             -
     Investment, interest and other
          income                              15.2          10.2          24.5          21.8
     Interest expense                        (49.2)        (52.5)        (98.6)       (106.4)
                                      ------------  ------------  ------------  ------------
Income (loss) before income taxes and
     minority interests                      (36.6)         28.7         127.9          37.7
Credit (provision) for income taxes           11.6         (10.2)        (55.8)        (13.4)
Minority interests                             6.9          (6.1)         21.9         (10.0)
                                      ------------  ------------  ------------  ------------
Net income (loss)                     $      (18.1) $       12.4  $       94.0  $       14.3
                                      ============  ============  ============  ============

Earnings (loss) per share:
     Basic                            $      (2.59) $       1.76  $      13.42  $       2.04
                                      ============  ============  ============  ============

     Diluted                          $      (2.59) $       1.57  $      12.01  $       1.83
                                      ============  ============  ============  ============



The accompanying notes are an integral part of these financial statements.



                        MAXXAM INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN MILLIONS OF DOLLARS)



                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                      --------------------------
                                                           1999          1998
                                                      ------------  ------------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                       $       94.0  $       14.3
     Adjustments to reconcile net income to net cash
          provided by (used for) operating
          activities:
          Depreciation, depletion and amortization            58.7          60.6
          Gain on sale of Headwaters Timberlands            (239.8)            -
          Net gain on other asset dispositions               (51.4)         (6.3)
          Net sales (purchases) of marketable
               securities                                    (31.3)         56.1
          Net gain on marketable securities                   (9.6)         (6.9)
          Minority interests                                 (21.9)         10.0
          Amortization of deferred financing costs
               and discounts on long-term debt                 5.1          12.1
          Equity in (earnings) loss of unconsolidated
               affiliates, net of dividends received          (3.4)          0.2
          Increase (decrease) in cash resulting from
               changes in:
               Receivables                                    17.7          54.4
               Inventories                                    31.4          66.3
               Prepaid expenses and other assets             (21.7)         12.9
               Accounts payable                              (25.1)        (17.9)
               Accrued and deferred income taxes              48.0           3.3
               Payable to affiliates and other
                    accrued liabilities                        3.8         (36.7)
               Long-term assets                              (32.1)         (9.3)
               Long-term liabilities                          40.4          (9.1)
          Other                                                3.1           2.1
                                                      ------------  ------------
               Net cash provided by (used for)
                    operating activities                    (134.1)        206.1
                                                      ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of Headwaters Timberlands        298.4             -
     Net proceeds from other dispositions of property
          and investments                                     74.3          14.8
     Capital expenditures                                    (49.2)        (53.5)
     Restricted cash withdrawals used to acquire
          timberlands                                         12.9             -
     Investment in subsidiaries and joint ventures               -          (1.6)
     Other                                                    (3.1)          3.1
                                                      ------------  ------------
          Net cash provided by (used for) investing
               activities                                    333.3         (37.2)
                                                      ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                  1.0           4.8
     Redemptions, repurchases and principal payments
          on long-term debt                                   (8.7)        (19.0)
     Redemption of preference stock                           (1.4)         (8.5)
     Restricted cash deposits                               (289.4)            -
     Treasury stock repurchases                                  -         (35.1)
     Other                                                     1.3           1.6
                                                      ------------  ------------
          Net cash used for financing activities            (297.2)        (56.2)
                                                      ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (98.0)        112.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             294.2         164.6
                                                      ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $      196.2  $      277.3
                                                      ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest       $       93.6  $       94.9
     Income taxes paid                                         8.9           9.0


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

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1999, the consolidated results of operations for the three and six months ended June 30, 1999 and 1998 and consolidated cash flows for the six months ended June 30, 1999 and 1998. Certain reclassifications of prior period information have been made to conform to the current presentation.

          There were no reconciling items between net income and comprehensive income in either of the three and six month periods ended June 30, 1999 and 1998.

          Labor Related Costs
          Kaiser is currently operating five of its United States facilities with salaried employees and other workers as a result of the September 30, 1998 strike by the USWA and the subsequent "lock-out" by Kaiser in January 1999. However, Kaiser has continued to accrue certain benefits for the USWA members during the strike and subsequent lock-out. For purposes of computing the benefit-related costs and liabilities to be reflected in the accompanying consolidated financial statements, Kaiser based its accruals on the terms of the previously existing (expired) USWA contract. Any differences between any amounts accrued and any amounts ultimately agreed to during the collective bargaining process will be reflected in future results during the term of any new contract.

          Recent Accounting Pronouncements
          In June 1998, the FASB issued SFAS No. 133 which requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. Under SFAS No. 133, the Company will be required to "mark-to-market" its hedging positions at each period end in advance of the period of recognition for the transaction to which the hedges relate. Changes in the fair value of the Company's open hedging positions will be reflected as an increase or reduction in stockholders' equity through comprehensive income. The impact of the changes in fair value of the Company's hedging positions will be reversed from comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income upon the occurrence of the transactions to which the hedges relate. Currently, the dollar amount of the Company's comprehensive income adjustments is not significant so there is no significant difference between "traditional" net income and comprehensive income. However, differences between comprehensive income and traditional net income may become significant in future periods as SFAS No. 133 will result in fluctuations in comprehensive income and stockholders' equity in periods of price volatility, despite the fact that the Company's cash flow and earnings will be "fixed" to the extent hedged.

          SFAS No. 133 initially required adoption on or before January 1, 2000. However, in June 1999, the FASB issued SFAS No. 137 which delayed the required implementation date of SFAS No. 133 to no later than January 1, 2001. The Company is currently evaluating how and when to implement SFAS No. 133.

2.        SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

          Headwaters Transactions
          As described in Note 7 below, on September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters Timberlands. A substantial portion of the Headwaters Timberlands contains virgin old growth timber. Approximately 4,900 of these acres were owned by Salmon Creek, with the remaining 700 acres being owned by Scotia LLC (Pacific Lumber owned the timber and related timber harvesting rights on this acreage). On March 1, 1999, the Pacific Lumber Parties, the United States and California consummated the Headwaters Agreement. Salmon Creek received $299.9 million for its 4,900 acres, and for its 700 acres, Pacific Lumber received the 7,700 acre Elk River Timberlands which Pacific Lumber contributed to Scotia LLC in June 1999. Of these proceeds, $285.0 million was deposited into an escrow account held by an escrow agent and are to be made available as necessary to support the Timber Notes, and may be released only under certain circumstances. As of June 30, 1999, the Escrowed Funds were $288.2 million, which includes interest earned.

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

          Scotia LLC and Pacific Lumber also entered into the Owl Creek Agreement and the Grizzly Creek Agreement with California regarding the future sale to California of the Owl Creek and Grizzly Creek groves. The Owl Creek Agreement provides for Scotia LLC to sell the Owl Creek grove to California, no later than June 30, 2002, for the lesser of the appraised fair market value or $79.7 million. At California's option, 25% of the payment may be paid upon closing with three equal annual installments thereafter and without interest. With respect to the Grizzly Creek Agreement, California may purchase from Pacific Lumber, no later than October 31, 2000, a portion of this grove for a purchase price determined based on fair market value, but not to exceed $19.9 million. The net proceeds from the Grizzly Creek grove will be placed into an escrow account (on the same basis as the net proceeds from the sale of the Headwaters Timberlands) unless, at the time of receipt of such proceeds, the Escrowed Funds are no longer held in an escrow account. California also has a five year option under the Grizzly Creek Agreement to purchase additional property adjacent to the Grizzly Creek grove. The sale of the Owl Creek grove or Grizzly Creek grove will not be reflected in the Company's financial statements until it has been concluded.

          Acquisition of Remaining Minority Interest in KLHP
          In February 1999, KACC, through a subsidiary, completed the acquisition of its joint venture partner's 45% interest in KLHP for a cash purchase price of approximately $10.0 million. As KACC already owned 55% of KLHP, the results of KLHP were already included in the Company's consolidated financial statements.

          Disposition of Interest in AKW
          On April 1, 1999, KACC completed the previously announced sale of its 50% interest in AKW, an aluminum wheels joint venture, to its partner, Accuride Corporation for $70.4 million. The sale resulted in the Company recognizing a net pre-tax gain of $50.5 million in the second quarter of 1999. The Company's equity in income of AKW for the quarter ended March 31, 1999 was $2.5 million. The Company's equity in income of AKW for the quarter and six-month periods ended June 30, 1998 was $2.3 million and $3.4 million, respectively.

3.        INVENTORIES

          Inventories consist of the following (in millions):



                                                    JUNE 30,    DECEMBER 31,
                                                      1999          1998
                                                 ------------  ------------
Aluminum Operations:
     Finished fabricated aluminum products       $      118.2  $      112.4
     Primary aluminum and work in process               171.6         205.6
     Bauxite and alumina                                118.9         109.5
     Operating supplies and repair and
          maintenance parts                             116.0         116.0
                                                 ------------  ------------
                                                        524.7         543.5
                                                 ------------  ------------
Forest Products Operations:
     Lumber                                              24.2          36.0
     Logs                                                 4.8           8.0
                                                 ------------  ------------
                                                         29.0          44.0
                                                 ------------  ------------
                                                 $      553.7  $      587.5
                                                 ============  ============



4.        RESTRICTED CASH

          Cash and cash equivalents include restricted cash held as security for short positions in marketable securities and for debt service payments on the Timber Notes of $42.9 million and $96.1 million at June 30, 1999 and December 31, 1998, respectively.

          Long-term restricted cash at June 30, 1999 primarily consists of the Escrowed Funds and funds held in the Prefunding Account. Long-term restricted cash at December 31, 1998 primarily consists of funds held in the Prefunding Account.

5.        LONG-TERM DEBT


          Long-term debt consists of the following (in millions):



                                                     JUNE 30,    DECEMBER 31,
                                                       1999          1998
                                                  ------------  ------------
12% MGHI Senior Secured Notes due August 1, 2003  $      130.0  $      130.0
Pacific Lumber Credit Agreement                              -             -
6.55% Scotia LLC Class A-1 Timber Collateralized
     Notes due July 20, 2028                             155.4         160.7
7.11% Scotia LLC Class A-2 Timber Collateralized
     Notes due July 20, 2028                             243.2         243.2
7.71% Scotia LLC Class A-3 Timber Collateralized
     Notes due July 20, 2028                             463.3         463.3
KACC Credit Agreement                                        -             -
10-7/8% KACC Senior Notes due October 15, 2006,
     including premium                                   225.7         225.7
9-7/8% KACC Senior Notes due February 15, 2002,
     net of discount                                     224.5         224.4
Alpart CARIFA Loans                                       60.0          60.0
12-3/4% KACC Senior Subordinated Notes due
     February 1, 2003                                    400.0         400.0
Other aluminum operations debt                            52.5          52.9
Other notes and contracts, primarily secured by
     receivables, buildings,
     real estate and equipment                            28.3          30.0
                                                  ------------  ------------
                                                       1,982.9       1,990.2
          Less: current maturities                       (25.7)        (18.5)
                                                  ------------  ------------
                                                   $   1,957.2  $    1,971.7
                                                  ============  ============



6.        PER SHARE INFORMATION

          Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period including the weighted average impact of the shares of common stock issued and treasury stock acquired during the year from the date of issuance or repurchase. The weighted average common shares outstanding were 7,000,863 shares and 7,000,597 shares for the three and six months ended June 30, 1999 and 1998, respectively.

          Diluted earnings (loss) per share calculations also include the dilutive effect of the Class A Preferred Stock (which is convertible into Common Stock) as well as common and preferred stock options. The weighted average number of common and common equivalent shares was 7,000,863 shares and 7,829,119 shares for the three months ended June 30, 1999 and 1998, respectively, and 7,824,871 shares and 7,813,317 shares for the six months ended June 30, 1999 and 1998, respectively. The impact of outstanding convertible stock and stock options of 831,309 was excluded from the weighted average share calculation for the three months ended June 30, 1999 as its effect would have been antidilutive.

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

          Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At June 30, 1999, the balance of such accruals, which are primarily included in other noncurrent liabilities, was $50.1 million. These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology and Kaiser's assessment of the likely remediation actions to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 million to $8.0 million for the years 1999 through 2003 and an aggregate of approximately $30.0 million thereafter.

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

          Asbestos Contingencies
          KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not sold for at least 20 years. At June 30, 1999, the number of claims pending was approximately 94,700, as compared to 86,400 at December 31, 1998. During 1998, approximately 22,900 of such claims were received and 13,900 were settled or dismissed. During the quarter and six-month periods ended June 30, 1999, approximately 7,000 and 16,300 of such claims were received and 3,600 and 8,000 of such claims were settled or dismissed. However, the foregoing claim and settlement figures as of and for the quarter and six-month periods ended June 30, 1999 do not reflect the fact that as of June 30, 1999, KACC reached agreements under which it will settle approximately 27,000 of the pending asbestos-related claims over an extended period.

          Kaiser maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims expected to be filed over a 10 year period (i.e., through 2009). Kaiser's estimate is based on Kaiser's view, at each balance sheet date, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs and Kaiser's actual costs could exceed Kaiser's estimates due to changes in facts and circumstances after the date of each estimate. Further, while Kaiser does not presently believe there is a reasonable basis for estimating asbestos-related costs beyond 2009 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2009, there is a reasonable possibility that such costs may continue beyond 2009, and that such costs could be substantial. As of June 30, 1999, an estimated asbestos-related cost accrual of $337.5 million, before consideration of insurance recoveries, has been reflected in the accompanying financial statements primarily in other noncurrent liabilities. Kaiser estimates that annual future cash payments for asbestos-related costs will be approximately $37.0 million to $54.0 million for each of the years 1999 through 2003, and an aggregate of approximately $123.0 million thereafter.

          Kaiser believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although Kaiser has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements. The timing and amount of ultimate recoveries from these insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies. Kaiser believes that substantial recoveries from the insurance carriers are probable. Kaiser reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller Ehrman White & McAuliffe with respect to applicable insurance coverage law relating to the
terms and conditions of those policies.   Accordingly, an estimated
aggregate insurance recovery of $272.5 million, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in long-term receivables and other assets at June 30, 1999.

          Kaiser continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from Kaiser's underlying assumptions. In the second quarter of 1999, this process resulted in the Company reflecting a $38.0 million charge (included in other income (expense)) for asbestos-related claims, net of expected insurance recoveries, based on recent cost and other trends experienced by KACC and other companies. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, the Company believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. However, as Kaiser's estimates are periodically re-evaluated, additional charges may be necessary and such charges could be material to the results of the period in which they are recorded.

          Labor Matters
          In connection with the USWA strike and subsequent lock-out by KACC, certain allegations of ULP's were filed with the NLRB by the USWA. KACC responded to all such allegations and believed that they were without merit. In July 1999, all material charges were dismissed by the NLRB's Regional Director. The USWA has announced its intention to appeal the dismissal. If the allegations are sustained on appeal, KACC could be required to make locked-out employees whole for back wages from the date of the lock-out in January 1999. While uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse effect on its consolidated financial position, results of operations, or liquidity.

          Forest Products Operations
          Regulatory and environmental matters play a significant role in the Company's business, which is subject to a variety of California and federal laws and regulations, as well as the Final HCP, Final SYP and Pacific Lumber's 1999 TOL, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. While regulatory and environmental concerns have resulted in restrictions on the geographic scope and timing of the Company's timber operations, increased operational costs and engendered litigation and other challenges to the Company's operations, prior to 1998 they had not had a significant adverse effect on the Company's financial position, results of operations or liquidity. However, the Company's results of operations for 1998 and for 1999 through the date of this report were adversely affected by certain regulatory and environmental matters, including during the second half of 1998 through the date of this report, the absence of a sufficient number of available THPs to enable the Company to conduct its operations at historic levels.

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

          Several species, including the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, have been listed as endangered or threatened under the ESA and/or the CESA. The Final HCP and the Permits allow incidental "take" of these and certain other listed species so long as there is no "jeopardy" to the continued existence of such species. The Final HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The Final HCP not only provides for the Company's compliance with habitat requirements for the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, it also provides for issuance of Permits for thirteen additional species that are or may be listed in the future. The Final HCP and related Permits have a term of 50 years, and, among other things, include the following protective measures: (i) setting aside timberlands as marbled murrelet conservation areas; (ii) establishing streamside "no-cut" and limited cut buffers and identifying mass wasting areas of concern based on an assessment of each of the Company's watersheds to be completed within five years; (iii) limiting harvesting activities during certain times of the year and during wet weather conditions, and (iv) making certain specified improvements to the
Company's roads.   The Final SYP is also subject to the foregoing
provisions. The Company believes that the Final SYP and the Final HCP should in the long-term expedite the preparation and facilitate approval of its THPs, although the Company is experiencing difficulties in the THP submission and approval process as it implements these agreements.

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

          Lawsuits are pending and threatened which seek to prevent the Company from implementing the Final HCP and/or the Final SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On or about January 29, 1999, the Company received the EPIC Notice Letter which alleges various violations of the ESA and challenges, among other things, the validity and legality of the Permits. On or about May 21, 1999, EPIC and other environmental groups sent the Supplemental EPIC Notice Letter, incorporating the EPIC Notice Letter and threatening to sue the Company, Pacific Lumber, Scotia LLC, Salmon Creek and various government agencies for alleged violations of the ESA relating to various aspects of the Headwaters Agreement. Separately, on March 31, 1999, the EPIC-SYP/Permits lawsuit was filed which alleges various violations of the CESA and CEQA, and challenges, among other things, the validity and legality of the Permits issued by California and the Final SYP. On March 31, 1999, the USWA lawsuit was filed which also challenges the validity and legality of the Final SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Final Plans, and the Company is working with the relevant state and federal agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC Notice Letter, the Supplemental EPIC Notice Letter, the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition or results of operations or the ability to harvest timber. While the Company expects environmentally focused objections and lawsuits to continue, it believes that the Final HCP, Final SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

          OTS Contingency and Related Matters
          On December 26, 1995, the OTS initiated a formal administrative proceeding against the Company and others by filing the Notice. The Notice alleges, among other things, misconduct by the Company, Federated, Mr. Charles Hurwitz and others (the "respondents") with respect to the failure of USAT, a wholly owned subsidiary of UFG. At the time of receivership, the Company owned approximately 13% of the voting stock of UFG. The Notice claims that the Company was a savings and loan holding company, that with others it controlled USAT, and that it was therefore obligated to maintain the net worth of USAT. The Notice makes numerous other allegations against the Company and the other respondents, including, among other things, allegations that through USAT it was involved in prohibited transactions with Drexel, Burnham, Lambert Inc. The OTS, among other things, seeks unspecified damages in excess of $560.0 million from the Company and Federated, civil money penalties and a removal from, and prohibition against the Company and the other respondents engaging in, the banking industry. The hearing on the merits of this matter commenced on September
22, 1997 and concluded on March 1, 1999.   Post trial briefing is expected
to continue at least until December 1999. A recommended decision by the Administrative Law Judge is not expected any sooner than early 2000. A final agency decision would be issued by the OTS Director thereafter. Such decision would then be subject to appeal by any of the parties to the federal appellate court. On February 10, 1999, the OTS and FDIC settled with the all the respondents except Mr. Hurwitz, the Company and Federated for $1.0 million and limited cease and desist orders.

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

8.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

          At June 30, 1999, the net unrealized loss on KACC's position in aluminum forward sales and option contracts (excluding the impact of those contracts discussed below which have been marked to market), energy forward purchase and option contracts, and forward foreign exchange contracts was approximately $15.5 million (based on comparisons to applicable quarter-end published market prices). As KACC's hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in these hedging activities will generally be offset by losses or gains, respectively, on the transactions being hedged.

          Alumina and Aluminum
          Kaiser's earnings are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical fluctuations. Since 1993, the AMT Price has ranged from approximately $.50 to $1.00 per pound. Alumina prices as well as fabricated aluminum product prices (which vary considerably among products) are significantly influenced by changes in the price of primary aluminum but generally lag behind primary aluminum price changes by up to three months.

          From time to time in the ordinary course of business, KACC enters into hedging transactions to provide price risk management in respect of the net exposure of earnings and cash flows resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less
(ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by KACC to effectively fix the price that KACC will receive for its shipments. KACC also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for KACC's anticipated sales, and/or (iii) to permit KACC to realize possible upside price movements. As of June 30, 1999, KACC had sold forward, at fixed prices, approximately 12,000 tons of primary aluminum with respect to 1999. As of June 30, 1999, KACC had also entered into option contracts that established a price range for an additional 130,000, 353,000 and 124,000 tons of primary aluminum for 1999, 2000 and 2001, respectively.

          Additionally, through June 30, 1999, KACC had entered into a series of transactions with a counterparty that will provide KACC with a premium over the forward market prices at the date of the transaction for 4,000 tons of primary aluminum per month during the period July 1999 through June 2001. KACC also contracted with the counterparty to receive certain fixed prices (also above the forward market prices at the date of the transaction) on 8,000 tons of primary aluminum per month over a three year period commencing October 2001, unless market prices during certain periods decline below a stipulated "floor" price, in which case, the fixed price sales portion of the transactions terminate. The price at which the October 2001 and later transactions terminate is well below current market prices. While Kaiser believes that the October 2001 and later transactions are consistent with its stated hedging objectives, these positions do not qualify for treatment as a "hedge" under current accounting guidelines. Accordingly, these positions are "marked to market" each period. For the quarter and six-month periods ended June 30, 1999, Kaiser recorded mark-to-market charges of $13.5 million and $14.1 million in other income (expense) associated with the above transactions.

          As of June 30, 1999, KACC had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 1999, 2000 and 2001 at prices indexed to future prices of primary aluminum.

          Energy
          KACC is exposed to energy price risk from fluctuating prices for fuel oil, diesel fuel and natural gas consumed in the production process. Accordingly, KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of June 30, 1999, KACC had a combination of fixed price purchase and option contracts for the purchase of approximately 27,000 MMBtu of natural gas per day during the remainder of 1999. As of June 30, 1999, KACC also held a combination of fixed price purchase and option contracts for an average of 249,000 and 232,000 barrels per month of fuel oil and diesel fuel for 1999 and 2000, respectively.

          Foreign Currency
          KACC enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At June 30, 1999, KACC had net forward foreign exchange contracts totaling approximately $138.9 million for the purchase of 208.7 million Australian dollars from July 1999 through May 2001, in respect of its Australian dollar-denominated commitments for the remainder of 1999 through May 2001.

9.        SEGMENT INFORMATION

          The following table presents financial information by reportable segment (in millions).



                                             FOREST       REAL        RACING                   CONSOLIDATED
                               ALUMINUM     PRODUCTS     ESTATE     OPERATIONS    CORPORATE       TOTAL
                             ------------ -----------  ---------- ------------  ------------  ------------
Net sales to
     unaffiliated
     customers for  the
     three months ended:
          June 30, 1999      $     525.0  $      41.4  $    17.6  $        4.8  $          -  $      588.8
          June 30, 1998            614.8         63.5       17.3           4.0             -         699.6
Operating income (loss)
     for the three months
     ended:
          June 30, 1999              2.2         (3.3)       0.8          (0.1)         (2.2)         (2.6)
          June 30, 1998             56.8         14.7        2.7          (0.3)         (2.9)         71.0

Depreciation, depletion
     and amortization for
     the three months
     ended:
          June 30, 1999             22.6          4.3        1.3           0.4           0.1          28.7
          June 30, 1998             23.4          5.8        0.4           0.2           0.2          30.0
Net sales to
     unaffiliated
     customers for the
     six months ended:
          June 30, 1999          1,004.4         88.1       28.2          12.9             -       1,133.6
          June 30, 1998          1,211.8        115.4       25.8          10.6             -       1,363.6

Operating income (loss)
     for the six months
     ended:
          June 30, 1999            (29.3)        (4.7)      (1.3)          2.2          (4.7)        (37.8)
          June 30, 1998            103.1         24.8        0.2           0.6          (6.4)        122.3
Depreciation, depletion
     and amortization
     for the six months
     ended:
          June 30, 1999             45.5          9.2        3.2           0.6           0.2          58.7
          June 30, 1998             47.3         11.4        1.1           0.5           0.3          60.6
Total assets as of:
          June 30, 1999          2,986.9        879.2      187.5          37.7         174.9       4,266.2
          December 31, 1998      2,928.7        682.6      194.6          36.3         233.0       4,075.2



          Operating income (loss) in the column entitled "Corporate" represents corporate general and administrative expenses not directly attributable to the reportable segments. This column also serves to reconcile the total of the reportable segments' amounts to totals in the Company's consolidated financial statements. The reconciling amounts for total assets for June 30, 1999 and December 31, 1998 are primarily related to deferred tax assets. The increase in assets for the forest products segment between periods is primarily due to the deposit of $285.0 million of Escrowed Funds related to the sale of the Headwaters Timberlands.

10.       SUBSEQUENT EVENT

          On July 5, 1999, KACC's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. Approximately 24 employees were injured in the incident, several of them severely. The cause of the incident is under investigation by KACC and governmental agencies. KACC expects that production at the plant will be curtailed for many months. KACC has declared force majeure with respect to its sales and purchase contracts, but continues to work with customers to assist them in securing alternative sources of alumina. More than 30 lawsuits have been filed against KACC alleging, among other things, property damage and personal injury as a result of the incident. In addition, a claim for alleged business interruption losses has been made by a neighboring business. The aggregate amount of damages sought in the lawsuits and other claims cannot be determined at this time. KACC has significant amounts of property damage, business interruption, liability and workers compensation insurance coverage relating to the Gramercy incident. Deductibles and self-retention provisions under the insurance coverage for the Gramercy incident total $5.0 million. The incident will cause KACC to incur incremental costs for clean-up and other activities in the second half of 1999 and will cause the affected operations to incur certain operating losses until production can be restored. Further, depending on the outcome of the ongoing investigations by various regulatory agencies, KACC could also be subject to certain fines or penalties, which may not be covered by insurance. However, based on what is known to date, Kaiser currently believes that the financial impact of this incident (in excess of the deductibles and self-retention provisions) will be largely offset by insurance coverage. The accompanying consolidated financial statements as of and for the periods ended June 30, 1999 do not include any provisions for the Gramercy incident.


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

RESULTS OF OPERATIONS

          The Company operates in four principal industries: aluminum, through its majority owned subsidiary, Kaiser, an integrated aluminum producer; forest products, through MGI and its wholly owned subsidiaries, principally Pacific Lumber and Britt; real estate investment and development, managed through MPC; and racing operations through SHRP, Ltd. MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company. All references to the "Company," "Kaiser," "MGHI," "MGI" and "Pacific Lumber," "MPC" and "SHRP, Ltd." refer to the respective companies and their subsidiaries, unless otherwise indicated or the context indicates otherwise.

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

          Recent Events and Developments

          Incident at Gramercy Facility
          On July 5, 1999, KACC's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. Approximately 24 employees were injured in the incident, several of them severely. The cause of the incident is under investigation by KACC and government agencies. KACC's continuing investigation suggests that the incident was caused by a power distribution interruption involving the plant's on-site power house that caused process flow pumps to cease operating. KACC has also identified certain other conditions that were present at the time of the incident and continues to investigate these and other matters. KACC expects that production at the plant will be curtailed for many months. KACC has declared force majeure with respect to its sales and purchase contracts but continues to work with customers to assist them in securing alternative sources of alumina. More than 30 lawsuits have been filed against KACC alleging, among other things, property damage and personal injury as a result of the incident. In addition, a claim for alleged business interruption losses has been made by a neighboring business. The aggregate amount of damages sought in the lawsuits and other claims cannot be determined at this time. KACC has significant amounts of property damage, business interruption, liability and workers compensation insurance coverage relating to the Gramercy incident. Deductibles and self-retention provisions under the insurance coverage for the Gramercy incident total $5.0 million. The incident will cause KACC to incur incremental costs for clean-up and other activities in the second half of 1999 and will cause the affected operations to incur certain operating losses until production can be restored. Further, depending on the outcome of the ongoing investigations by various regulatory agencies, KACC could also be subject to certain fines or penalties, which may not be covered by insurance. However, based on what is known to date, Kaiser currently believes that the financial impact of this incident (in excess of the deductibles and self-retention provisions) will be largely offset by insurance coverage. The accompanying consolidated financial statements as of and for the periods ended June 30, 1999 do not include any provisions for the Gramercy incident. KACC has announced that its intention is to rebuild the Gramercy facility assuming that it is able to reach acceptable agreements with the various stakeholders to ensure the plant's competitive future. KACC hopes to have the plant operating at a reduced production level in mid-2000 and to have the plant completely operational by the end of 2000. However, there can be no assurance that the Gramercy facility will be made operational on this schedule.

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

          As a result of the USWA strike, KACC temporarily curtailed three out of a total of eleven potlines at its Mead and Tacoma, Washington, aluminum smelters at September 30, 1998 (representing approximately 70,000 tons per year of production capacity out of a total combined production capacity of 273,000 tons per year at the facilities). The first of the two Mead potline restarts began in March 1999 and was completed during the second quarter of 1999. Restart activities on the second of the two Mead potlines commenced during the second quarter of 1999, and Kaiser expects the line to be fully operational before the end of the third quarter of 1999. The timing for any restart of the Tacoma potline has yet to be determined and will depend upon market conditions and other factors.

          While Kaiser initially experienced an adverse strike-related impact on its profitability, Kaiser currently believes that KACC's operations at the affected facilities have been substantially stabilized and will be able to run at, or near, full capacity, and that the effect of the incremental costs associated with operating the affected plants during the dispute was eliminated or substantially reduced as of January 1999 (excluding the impacts of the restart costs discussed above and the effect of market factors such as the continued market-related curtailment at the Tacoma smelter). However, no assurances can be given that KACC's efforts to run the plants on a sustained basis, without a significant business interruption or material adverse impact on Kaiser's operating results, will be successful.

          KACC and the USWA continue to communicate.   A series of
bargaining sessions are scheduled for August 1999. The objective of KACC has been, and continues to be, to negotiate a fair labor contract that is consistent with its business strategy and the commercial realities of the marketplace.

          Strategic Initiatives
          Kaiser has devoted significant efforts toward analyzing its existing asset portfolio with the intent of focusing its efforts and capital in sectors of the industry that are considered most attractive, and in which Kaiser believes it is well positioned to capture value. The initial steps of this process resulted in the June 1997 acquisition of the Bellwood extrusion facility, the May 1997 formation of AKW, the rationalization of certain of Kaiser's engineered products operations, Kaiser's investment to expand its production capacity for heat treat flat-rolled products at its Trentwood, Washington, rolling mill, and Kaiser's fourth quarter 1998 decision to seek a strategic partner for further development and deployment of KACC's Micromill(TM) technology. This process has continued in 1999. In February 1999, KACC completed the acquisition of the remaining 45% interest in KLHP, an alumina marketing venture, from its joint venture partner for a cash purchase price of approximately $10.0 million. Additionally, in April 1999, KACC completed the sale of its interest in AKW, an aluminum wheel joint venture, to its partner, Accuride Corporation for $70.4 million. The cash sale represents a continuation of Kaiser's strategy to focus its resources and efforts in industry segments that are considered most attractive and in which it believes it is well positioned to capture value.

          Another area of emphasis has been a continuing focus on managing Kaiser's legacy liabilities, including Kaiser's active pursuit of claims in respect of insurance coverage for certain incurred and future environmental costs, as evidenced by Kaiser's fourth quarter 1998 receipt of recoveries totaling approximately $35.0 million related to current and future claims against certain of its insurers.

          Valco Operating Level

          Kaiser's 90%-owned Valco smelter operated only one of its five potlines during most of 1998. Each of Valco's potlines is capable of producing approximately 40,000 tons per year of primary aluminum. Valco earned compensation in 1998 (in the form of energy credits to be utilized over the last half of 1998 and during 1999) from the VRA in lieu of the power necessary to run two of the potlines that were curtailed during 1998. The compensation substantially mitigated the financial impact in 1998 of the curtailment of such lines. However, Valco did not receive any compensation from the VRA for one additional potline which was curtailed in January 1998. Valco currently expects to operate an average of three lines during 1999, an operating rate that it reached during the second quarter of 1999. Valco has notified the VRA that it believes it had the contractual rights at the beginning of 1998 and 1999 to sufficient energy to run four and one-half potlines for the balance of both years. Valco continues to seek compensation from the VRA with respect to the 1998 and 1999 reductions in its power allocation. Valco and the VRA also are in continuing discussions concerning other matters, including steps that might be taken to reduce the likelihood of power curtailments in the future. No assurances can be given as to the success of these discussions.

          Summary
          The following table presents selected operational and financial information for the three and six months ended June 30, 1999 and 1998.



                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                          --------------------------  --------------------------
                                               1999          1998          1999          1998
                                          ------------  ------------  ------------  ------------
                                                          (IN MILLIONS OF DOLLARS,
                                                        EXCEPT SHIPMENTS AND PRICES)

Shipments:(1)
     Alumina:
          Third party                            611.4         652.5       1,098.4       1,077.1
          Intersegment                           189.3         196.6         339.6         412.4
                                          ------------  ------------  ------------  ------------
               Total alumina                     800.7         849.1       1,438.0       1,489.5
                                          ------------  ------------  ------------  ------------
     Primary aluminum:
          Third party                             69.0          68.3         131.9         148.8
          Intersegment                            46.3          42.5          85.8          86.1
                                          ------------  ------------  ------------  ------------
               Total primary aluminum            115.3         110.8         217.7         234.9
                                          ------------  ------------  ------------  ------------
     Flat-rolled products                         59.0          63.6         111.5         123.3
                                          ------------  ------------  ------------  ------------
     Engineered products                          43.5          44.2          84.9          90.0
                                          ------------  ------------  ------------  ------------
Average realized third party sales
     price: (2)
     Alumina (per ton)                    $        170  $        197  $        171  $        198
     Primary aluminum (per pound)                  .66           .70           .65           .71
Net sales:
     Bauxite and alumina:
          Third party (includes net sales
               of bauxite)                $      110.8  $      136.9  $      200.5  $      230.2
          Intersegment                            29.6          36.1          52.6          78.3
                                          ------------  ------------  ------------  ------------
               Total bauxite and alumina         140.4         173.0         253.1         308.5
                                          ------------  ------------  ------------  ------------
     Primary aluminum:
          Third party                            100.5         105.8         189.6         232.0
          Intersegment                            63.1          61.0         112.2         127.8
                                          ------------  ------------  ------------  ------------
               Total primary aluminum            163.6         166.8         301.8         359.8
                                          ------------  ------------  ------------  ------------
     Flat-rolled products                        155.3         197.0         303.6         391.3
     Engineered products                         137.8         156.0         271.3         318.6
     Minority interests                           20.6          19.2          39.4          39.8
     Eliminations                                (92.7)        (97.2)       (164.8)       (206.2)
                                          ------------  ------------  ------------  ------------
               Total net sales            $      525.0  $      614.8  $    1,004.4  $    1,211.8
                                          ============  ============  ============  ============
Operating income (loss)                   $        2.2  $       56.8  $      (29.3) $      103.1
                                          ============  ============  ============  ============
Income (loss) before income taxes and
     minority interests                   $      (24.0) $       27.3  $      (81.9) $       46.3
                                          ============  ============  ============  ============
Capital expenditures and investments in
     unconsolidated affiliates            $       13.8  $       23.0  $       30.3  $       36.7
                                          ============  ============  ============  ============




(1) Shipments are expressed in thousands of metric tons. A metric ton is equivalent to 2,204.6 pounds.
(2) Average realized prices for Kaiser's flat-rolled products and engineered products segments are not presented as such prices are subject to fluctuations due to changes in product mix. Average realized third party sales prices for alumina and primary aluminum include the impact of hedging activities.


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

          During 1998, the AMT Price experienced a steady decline during the year, beginning the year in the $.70 to $.75 per pound range and ending the year in the low $.60 per pound range. During the first quarter of 1999, the AMT Price was in the $.57 to $.59 per pound range most of the quarter, but increased in March 1999 and ended the second quarter at approximately $.67 per pound. The AMT Price for the week ended July 30, 1999 was approximately $.68 per pound.

          Net sales

          Bauxite and alumina. Third party net sales of alumina declined 19% for the quarter ended June 30, 1999 as compared to the same period in 1998 as a result of a 14% decline in third party average realized price and a 6% decline in third party alumina shipments. The decline in 1999 third party average realized prices resulted from lower first quarter 1999 market prices for primary aluminum on Kaiser's alumina sales contracts, substantially all of which are linked (on a lagged basis of up to three months) to changes in primary aluminum market prices. Although market prices for primary aluminum recovered somewhat during the second quarter of 1999, the beneficial impacts of these price increases on the segment's operating income will not be fully realized until the third quarter of 1999. The impact of lower prices for primary aluminum in 1999 on Kaiser's third party average realized prices was partially offset by allocated net gains from the KACC hedging activities. The decline in third party shipments of alumina between the second quarter of 1999 and 1998 resulted primarily from differences in the timing of shipments rather than any specific operating trend. Intersegment net sales for the second quarter of 1999 declined by 22% as compared to the same period in 1998. The decline in net sales was primarily due to a 14% decline in intersegment average realized price due to lower primary aluminum prices as well as a decline in intersegment shipments, resulting from potline curtailments at Kaiser's Washington and Valco smelters.

          For the six-month period ended June 30, 1999, third party net sales of alumina were 12% lower than the comparable period in 1998 as a 14% decline in average realized prices was only partially offset by a 2% increase in third party shipments. The decline in average realized prices during the first six months of 1999 as compared to 1998 was attributable to the linkage of third party sales contracts to primary aluminum prices as more fully described above, offset by allocated net gains from KACC's hedging activities. The increase in year-over-year shipments was the result of the timing of individual shipments, rather than a specific operating trend. Intersegment net sales for the six-month period ended June 30, 1999 declined by 33% as compared to the same period in 1998. The decline in net sales was primarily due to the 14% decline in intersegment average realized price due to lower primary aluminum prices as well as reduced intersegment shipments, resulting from potline curtailments at Kaiser's Washington and Valco smelters.

          Primary aluminum. Third party net sales of primary aluminum for the second quarter of 1999 were down 5% as compared to the same period in 1998 primarily as a result of a 6% decrease in average realized third party sales prices, reflecting lower market prices offset, in part, by allocated net gains from KACC's hedging activities. Partially offsetting the decline in average realized price was a 1% increase in third party shipments. Intersegment net sales in the second quarter of 1999 were up approximately 4% over 1998. Intersegment shipments increased 9% from the comparable prior year period while average realized price dropped by 5%. The decline in average realized price resulted from lower market prices for primary aluminum in 1999. The increase in intersegment shipments between 1999 and 1998 was due to the timing of shipments to Kaiser's fabricated business units, as on a year-to-date basis intersegment shipments were essentially flat.

          For the six-month period ended June 30, 1999, third party net sales of primary aluminum declined approximately 16% from the comparable period in 1998, reflecting an 8% decline in third party average realized prices and an 11% reduction in third party shipments. The decline in third party average realized price reflects lower 1999 market prices for primary aluminum offset, in part, by allocated net gains from KACC's hedging activities. The reduction in third party shipments reflects the impact of the potline curtailments at KACC's Washington smelters. Intersegment net sales for the first half of 1999 were down 12% as compared to the same period in 1998. Intersegment average realized prices were down 12% reflecting lower market prices for aluminum. Intersegment shipments were essentially flat.

          Flat-rolled products. Net sales of flat-rolled products for the second quarter of 1999 declined by 21% compared to the second quarter of 1998 as a result of a 14% decline in average realized prices and a 7% decline in shipments. The reduction in shipments was due to reduced demand in 1999 for aerospace heat treat products, offset, in small part, by increased shipments of general engineering products. The decline in 1999 average realized prices resulted from a shift of product mix (from aerospace products, which have a higher price and operating margin, to other products) as well as the impact of lower market prices for primary aluminum.

          For the six-month period ended June 30, 1999, net sales of flat-rolled products declined by 22% from the comparable period in 1998 as a result of a 14% decline in average realize price and a 10% decline in product shipments. The declines in year-to-date 1999 prices and shipments as compared to 1998 were attributable to the same factors described above for the second quarter of 1999.

          Engineered products. Second quarter 1999 net sales of engineered products declined by approximately 12% compared to the second quarter of 1998, reflecting a 10% decline in average realized prices and a 2% decline in product shipments. The decline in quarterly shipments was due to reduced demand in 1999 for aerospace products offset almost entirely by a strong increase in 1999 demand for ground transportation products. The reduction in average realized price between periods was attributable to the change in product mix (lower aerospace shipments offset by higher ground transportation shipments) as well as lower 1999 market prices for primary aluminum. For the six-month period ended June 30, 1999, net sales of engineered products declined by approximately 15% from the comparable period in 1998, as a result of a 10% decline in average realized prices and a 6% decline in product shipments. The reasons for the year-to-date price and volume declines were the same as the factors that affected the second quarter of 1999.

     Operating income (loss)

          Bauxite and alumina. Operating income for the quarter and six-month periods ended June 30, 1999 was down significantly from the comparable periods of 1998 primarily as a result of the price and, to a lesser extent, the volume factors discussed above.

          Primary aluminum. Operating income for the quarter and six-month periods ended June 30, 1999 was down significantly from the comparable periods of 1998. The most significant component of this decline was the reduction in average realized prices discussed above. However, also included in 1999 results were the adverse impact of the Valco and Washington smelter potline curtailments (including the fact that there is no mitigating compensation being earned in 1999 for the Valco potline curtailments) and costs of approximately $2.5 million and $9.6 million for the quarter and six-month periods ended June 30, 1999, respectively, associated with preparing and restarting potlines at the Valco and Washington smelters.

          Flat-rolled products. Operating income decreased significantly in the second quarter and first six months of 1999 primarily as a result of the price, volume and product mix factors discussed above.

          Engineered products. Operating income for the 1999 quarter and year-to-date periods declined from the comparable periods in 1998 as a result of the reduced equity in earnings from AKW as well as the product mix shift discussed above.

          Eliminations. Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

     FOREST PRODUCTS OPERATIONS

          The Company's forest products operations are conducted by MGI through its principal operating subsidiaries. MGI's business is seasonal in that the forest products business generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and six months ended June 30, 1999 and 1998.



                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                          --------------------------  --------------------------
                                               1999          1998          1999          1998
                                          ------------  ------------  ------------  ------------
                                                      (IN MILLIONS OF DOLLARS, EXCEPT
                                                           SHIPMENTS AND PRICES)
Shipments:
     Lumber: (1)
          Redwood upper grades                     6.4          11.9          14.2          22.1
          Redwood common grades                   28.9          59.6          67.6         113.5
          Douglas-fir upper grades                 2.5           1.6           4.5           3.5
          Douglas-fir common grades               12.4          12.1          27.7          21.3
          Other                                    1.9           3.2           4.4           5.7
                                          ------------  ------------  ------------  ------------
               Total lumber                       52.1          88.4         118.4         166.1
                                          ============  ============  ============  ============
     Wood chips (2)                               31.2          48.6          76.6          80.8
                                          ============  ============  ============  ============
Average sales price:
     Lumber: (3)
          Redwood upper grades            $      1,499  $      1,513  $      1,454  $      1,503
          Redwood common grades                    625           550           588           529
          Douglas-fir upper grades               1,322         1,296         1,299         1,281
          Douglas-fir common grades                450           331           410           340
     Wood chips (4)                                 74            75            78            70

Net sales:
     Lumber, net of discount              $       36.6  $       57.3  $       78.2  $      105.8
     Wood chips                                    2.3           3.7           5.9           5.7
     Cogeneration power                            0.7           1.2           1.3           1.8
     Other                                         1.8           1.3           2.7           2.1
                                          ------------  ------------  ------------  ------------
               Total net sales            $       41.4  $       63.5  $       88.1  $      115.4
                                          ============  ============  ============  ============
Operating income (loss)                   $       (3.3) $       14.7  $       (4.7) $       24.8
                                          ============  ============  ============  ============
Operating cash flow (5)                   $        1.0  $       20.5  $        4.5  $       36.2
                                          ============  ============  ============  ============
Income (loss) before income taxes (6)     $       (9.7) $       (2.7) $      216.5  $       (6.9)
                                          ============  ============  ============  ============
Capital expenditures                      $        5.2  $        3.2  $       17.6  $        6.0
                                          ============  ============  ============= ============



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


               Net sales
               Net sales for the three and six month periods ended June 30, 1999 decreased from the comparable 1998 periods due primarily to lower shipments of upper and common grade redwood lumber offset somewhat by higher prices for common grade redwood and Douglas-fir lumber. The decrease in shipments of redwood lumber is largely due to continuing reductions in the volume of logs available for the production of lumber products. As was the case in the first quarter of 1999, the diminished supply of approved THPs, combined with seasonal restrictions on logging
operations, continued to affect log supplies in the second quarter.   See
"--Trends" for further discussion of the factors affecting the supply of approved THPs.

               Operating income (loss)
               The Forest Products segment had an operating loss for the three and six months ended June 30, 1999 as compared to operating income for the comparable 1998 periods, primarily due to decreases in net sales discussed above. Results for the first half of 1999 were also affected by higher costs and expenses due to higher logging costs and manufacturing inefficiencies resulting from production curtailments at the sawmills due to the lack of logs.

               Income (loss) before income taxes
               Loss before income taxes for the three months ended June 30, 1999 increased from the comparable 1998 period, primarily due to the operating loss discussed above. The impact of the loss was partially offset by an increase in investment, interest and other income as a result of investing the net proceeds from the sale of the Headwaters Timberlands, as well as higher earnings from marketable securities. Income before income taxes for the first half of 1999 increased from the comparable prior year period, principally due to the gain on the sale of the Headwaters Timberlands of $239.8 million ($142.1 million net of deferred taxes or $18.17 per share), offset by the operating loss discussed above. Income before income taxes for the first half of 1999 was also favorably affected by the increase in investment, interest and other income discussed above.

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



                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                          -------------------------   --------------------------
                                               1999          1998          1999          1998
                                          ------------  ------------  ------------  ------------
                                                          (IN MILLIONS OF DOLLARS)
Net sales:
     Real estate                          $       17.6  $       17.3  $       28.2  $       25.8
     SHRP, Ltd.                                    4.8           4.0          12.9          10.6
                                          ------------  ------------  ------------  ------------
          Total net sales                 $       22.4  $       21.3  $       41.1  $       36.4
                                          ============  ============  ============  ============

Operating income (loss):
     Real estate                          $        0.8  $        2.7  $       (1.3) $        0.2
     SHRP, Ltd.                                   (0.1)         (0.3)          2.2           0.6
                                          ------------  ------------  ------------  ------------
          Total operating income          $        0.7  $        2.4  $        0.9  $        0.8
                                          ============  ============  ============  ============

Income (loss) before income taxes and
     minority interests:
     Real estate                          $        3.3  $       10.8  $        2.8  $       10.6
     SHRP, Ltd.                                      -          (1.0)          2.0          (0.8)
                                          ------------  ------------  ------------  ------------
          Total income before income
               taxes and minority
               interests                  $        3.3  $        9.8  $        4.8  $        9.8
                                          ============  ============  ============  ============



               Net sales
               Net sales for the quarter and six months ended June 30, 1999 increased from the same prior year periods primarily due to increases in pari-mutual wagering at Sam Houston Race Park. In addition, net sales for the six months ended June 30, 1999 increased due to higher revenues from the Company's real estate development project in Puerto Rico.

               Operating income (loss)
               Operating income decreased for the quarter ended June 30, 1999 from the same period in 1998 primarily due to lower margins on real estate sales. Operating income was substantially unchanged for the six months ended June 30, 1999 from the comparable 1998 period as improved results for the Sam Houston Race Park were offset by a decline in margins on real estate sales.

               Income  before income taxes
               Income before income taxes for the quarter and six months ended June 30, 1999 decreased when compared to income for the same periods in 1998 which included a gain on the sale of a portion of the Company's Waterwood development project.

     OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS



                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                          --------------------------  --------------------------
                                               1999          1998          1999          1998
                                          ------------  ------------  ------------  ------------
                                                          (IN MILLIONS OF DOLLARS)
Operating loss                            $       (2.2) $       (2.9) $       (4.7) $       (6.4)
Loss before income taxes and minority
     interests                                    (6.2)         (5.7)        (11.5)        (11.5)



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

          Minority interests
          Minority interests primarily represents the minority stockholders' interest in the Company's aluminum operations and minority partners' interest in SHRP, Ltd.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

     PARENT COMPANY AND MGHI

          The various credit instruments of KACC, MGHI, Pacific Lumber and Scotia LLC contain various covenants which, among other things, limit the ability of such entities to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. As of June 30, 1999, no dividends could be paid by MGHI. Pursuant to the terms of the KACC Credit Agreement, Kaiser and KACC are prohibited from paying any dividends with respect to their common stock. As of June 30, 1999, the Company's other subsidiaries (principally real estate) had an aggregate of nonrestricted cash and unused borrowing availability of approximately $32.0 million which could have been paid to the Company.

          Kaiser has an effective shelf registration statement covering the offering of up to 10 million shares of Kaiser common stock owned by the Company.

          As of June 30, 1999, the Company (excluding its subsidiaries) had cash and marketable securities of approximately $41.7 million. The Company believes that its existing resources, together with the cash available from subsidiaries and financing sources, will be sufficient to fund its working capital requirements for the next year. With respect to its long-term liquidity, the Company believes that its existing cash and cash resources, together with the cash proceeds from the sale of assets and distributions from its subsidiaries should be sufficient to meet its working capital requirements. However, there can be no assurance that the Company's cash resources, together with the cash proceeds from the sale of assets, distributions from its subsidiaries and other sources of financing, will be sufficient for such purposes. Any adverse outcome of the litigation described in Note 7 to the Consolidated Financial Statements could materially adversely affect the Company's consolidated financial position, results of operations or liquidity.

     ALUMINUM OPERATIONS

          At June 30, 1999, Kaiser had long-term debt of $962.7 million compared with $963.0 million at December 31, 1998.

          At June 30, 1999, $273.7 million (of which $73.7 million could have been used for letters of credit) was available to KACC under the KACC Credit Agreement and no amounts were outstanding. Loans under the KACC Credit Agreement bear interest at a spread (which varies based on the results of a financial test) over either a base rate or LIBOR, at Kaiser's option.

          Kaiser has an effective shelf registration statement covering the offering from time to time of up to $150.0 million of equity securities.

          Kaiser's capital expenditures during the six months ended June 30, 1999 were $30.3 million. The only significant expenditure was the purchase of the remaining 45% interest in KLHP for approximately $10.0
million.   Total capital expenditures (of which approximately 8% is
expected to be funded by Kaiser's minority partners in certain foreign joint ventures) are expected to be between $70.0 million and $90.0 million per annum in each of 1999 through 2001, prior to any consideration of plans to rebuild the Gramercy facility. The level of capital expenditures may be adjusted from time to time depending on Kaiser's price outlook for primary aluminum and other products, KACC's ability to assure future cash flows through hedging or other means, Kaiser's financial position and other factors.

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

     FOREST PRODUCTS OPERATIONS

          As of June 30, 1999, MGI and its subsidiaries had consolidated long-term debt primarily related to the Timber Notes of $847.2 million (net of current maturities) compared to $860.2 million at December 31, 1998. As of June 30, 1999, $21.3 million of total availability existed under the Pacific Lumber Credit Agreement, no borrowings were outstanding and letters of credit outstanding amounted to $12.1 million.

           The Escrowed Funds, including accumulated interest, were $288.2 million as of June 30, 1999 and are to be made available as necessary to support Scotia LLC's Timber Notes. The Escrowed Funds will be released by the Escrow Agent only in accordance with the terms of the Escrow Agreement.

          On July 16, 1999, Scotia LLC's Line of Credit Agreement was extended for an additional year to July 16, 2000. Interest on initial borrowings outstanding for less than six months was increased to the Base Rate (as defined in the agreement) plus 0.25% or a one month or six month LIBOR rate plus 1%.

          On the July 20, 1999 note payment date, Scotia LLC had $6.5 million in cash available to pay the $31.6 million in interest due on the Timber Notes. Scotia LLC borrowed the remaining $25.1 million in funds under the terms of the Line of Credit Agreement. In addition, Scotia LLC paid approximately $2.8 million of principal on the Timber Notes (the amount equal to Scheduled Amortization) using funds received as a capital contribution from Pacific Lumber. Funds for the $2.8 million principal payment were provided from the Escrowed Funds and were released in accordance with the terms of the Escrow Agreement. The indenture governing the Timber Notes was amended to allow the capital contribution from Pacific Lumber to be applied as a principal payment.

          MGI and its subsidiaries anticipate that existing cash, cash equivalents, marketable securities, funds available under the Escrow Agreement and available sources of financing will be sufficient to fund their working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, dividends from Scotia LLC to Pacific Lumber will be limited for at least the next two to three years, and therefore, absent any release to Pacific Lumber of the Escrowed Funds, Pacific Lumber will not have adequate funds to support all of its working capital and capital expenditure requirements, and it will require contributions from MGI to meet any deficiencies. Although MGI and its subsidiaries (and in turn MGHI) believe that their existing cash and cash equivalents should provide sufficient funds to meet the working capital and capital expenditure requirements until such time as Pacific Lumber has adequate cash flows from operations, dividends from Scotia LLC and/or funds released from the Escrowed Funds, there can be no assurance that this will be the case. Furthermore, due to its highly leveraged condition, MGI is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see Note 7 to the Consolidated Financial Statements), increased competition from other lumber producers or alternative building products and general economic conditions.

     REAL ESTATE AND RACING OPERATIONS

          As of June 30, 1999, the Company's real estate subsidiaries had approximately $12.5 million available for use under a $14.0 million revolving bank credit facility. There were no outstanding borrowings, and letters of credit outstanding amounted to $0.7 million. The Company believes that the existing cash and credit facilities of its real estate subsidiaries are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing, should provide sufficient funds to meet their working capital and capital expenditure requirements.

          As of June 30, 1999, SHRP, Ltd. had cash and cash equivalents of $10.4 million and a $1.7 million line of credit available to fund its operating activities. Long-term debt, excluding $44.2 million of debt held by affiliates, was $1.3 million as of June 30, 1999. SHRP, Ltd.
is able to defer cash interest payments on its long-term debt until September 1, 2001 or until certain conditions are met, and to defer the payment of management fees until two consecutive interest payments on its long-term debt have been paid in cash. The deferral of these items has significantly improved SHRP Ltd.'s liquidity.

          With respect to long-term liquidity, although only $1.3 million of SHRP Ltd.'s debt is owned by non-affiliates, there can be no assurance that SHRP, Ltd. will be able to repay or refinance its long-term debt or that alternative sources of funding will be available, if needed.

TRENDS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

     FOREST PRODUCTS OPERATIONS

          The Company's forest products operations are conducted by Pacific Lumber and Britt. Regulatory and environmental matters play a significant role in Pacific Lumber's operations which are subject to a variety of California and federal laws and regulations, as well as the Final HCP, Final SYP and Pacific Lumber's 1999 TOL, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, and related litigation have increased the cost of logging operations. The Company's forest products segment has also been adversely affected by a lack of available logs as a result of a severely diminished supply of available THPs. Prior to the consummation of the Headwaters Agreement on March 1, 1999, the reduced number of approved THPs was attributable to several factors, including a significantly reduced level of THPs submitted by Pacific Lumber to the CDF during 1998 and during the first two months of 1999 due to (a) the extensive amount of time devoted by Pacific Lumber's foresters, wildlife and fisheries biologists and other personnel to (i) amending a significant number of previously submitted THPs to incorporate various new requirements which Pacific Lumber agreed to as part of the Pre-Permit Agreement, (ii) preparing the Combined Plan and all the related data, responding to comments on the Combined Plan, assessing and responding to federal and state proposals and changes concerning the Combined Plan and evaluating the Final Plans, (iii) responding to comments received by Pacific Lumber from various federal and state governmental agencies with respect to its filed THPs in light of the new and more stringent requirements that Pacific Lumber agreed to observe pursuant to the Pre-Permit Agreement, and (iv) responding to newly filed litigation involving certain of Pacific Lumber's approved THPs and (b) implementation of a provision contained in the Pre-Permit Agreement which required, for the first time, a licensed geologist to review virtually all of Pacific
Lumber's THPs prior to submission to the CDF. Pacific Lumber also experienced an unexpected significantly slower rate of review and approval with respect to its filed THPs due, in large part, to the issues that emerged in applying the requirements embodied in the Pre-Permit Agreement to Pacific Lumber's THPs, certain of which requirements imposed new forestry practices that applied solely to Pacific Lumber's operations.

          With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Final Plans; however, significant additional work continues to be required in connection with their implementation. The remainder of 1999 will be a transition year for Pacific Lumber with respect to the filing and approval of its THPs. Certain of the THPs which were approved by the CDF prior to March 1, 1999 were grandfathered under the Implementation Agreement, and are harvestable subject to the harvesting restrictions prescribed under the THPs and satisfaction of certain agreed conditions. The remaining THPs which were in the process of being reviewed but were not yet approved by the CDF at the time of the consummation of the Final Plans each require varying degrees of revisions. Pacific Lumber believes that the rate of submissions of THPs and the review and approval of THPs during at least the third quarter will continue to be slower than Pacific Lumber has historically experienced as Pacific Lumber, the CDF and other agencies develop procedures for implementing the Final Plans. Nevertheless, Pacific Lumber anticipates that after a transition period, the implementation of the Final Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

          There can be no assurance that Pacific Lumber will not continue to experience difficulties in receiving approvals of its THPs similar to those it has been experiencing. Furthermore, there can be no assurance that certain pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Part II. Item 1. "Legal Proceedings" and Note 7 to the Consolidated Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

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

          Kaiser has implemented a company-wide program to coordinate the year 2000 efforts of its individual business units and to track their progress. The intent of the program is to make sure that critical items are identified on a sufficiently timely basis to assure that the necessary resources can be committed to address any material risk areas that could prevent its systems and assets from being able to meet Kaiser's business
needs and objectives.   Each of Kaiser's business units has developed year
2000 plans specifically tailored to its individual situation. A wide range of solutions are being implemented, including modifying existing systems and, in limited cases where it is cost effective, purchasing new systems. Spending related to these projects, which began in 1997 and is expected to continue through 1999, is currently estimated to be in the $10-15 million range. As of June 30, 1999, Kaiser estimates that approximately $3 million of year 2000 expenditures are yet to be incurred. Such remaining amounts will be incurred over the balance of 1999, primarily in the third quarter of the year. System modification costs are being expensed as incurred. Costs associated with new systems are being capitalized and will be amortized over the life of the system. In total, Kaiser believes that its remediation and testing efforts are approximately 85% complete at July 31, 1999. The balance is expected to be substantially complete by the end of the third quarter of the year. Kaiser plans to commit the necessary resources for these efforts.

          In addition to addressing Kaiser's internal systems, its company-wide program involves identification of key suppliers, customers, and other third party relationships that could be impacted by year 2000 issues. A general survey has been conducted of Kaiser's supplier and customer base. Direct contact has been made, or is in progress, with parties which are deemed to be particularly critical including financial institutions, power suppliers and customers, with which Kaiser has a material relationship.

          Each business unit, including the corporate group, is developing a contingency plan covering the steps that would be taken if a year 2000 problem were to occur despite Kaiser's best efforts to identify and remedy all critical at-risk items. Formal contingency plans have been completed for approximately 75% of Kaiser's facilities and their individual systems as of July 31, 1999. Contingency plans for the remaining facilities and systems are expected to be completed by October 31, 1999. When complete, each contingency plan will address, among other things, matters such as alternative suppliers for critical inputs, incremental standby labor requirements at the millennium to address any problems as they occur, and backup processing capabilities for critical equipment or processes. The goal of the contingency plans will be to minimize any business interruptions and the associated financial implications.

          MGI has established a team to address the potential impacts of the year 2000 on each of its critical business functions. The team has completed its assessment of MGI's critical information technology and embedded technology, including its geographic information system and the equipment and systems used in operating its sawmills and cogeneration plant, and is now in the process of making the required modifications for these systems to be year 2000 compliant. The modification costs are expected to be immaterial, costing less than $100,000 and, except for MGI's cogeneration plant and the financial systems for Britt, all modifications and testing have been completed. Modifications and testing of the cogeneration plant and the financial systems for Britt are expected to be completed by the end of the third quarter of 1999. System modification costs are being expensed as incurred. Costs associated with new systems are being capitalized and will be amortized over the life of the product.

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

          While the Company believes that its programs are sufficient to identify the critical issues and associated costs necessary to address possible year 2000 problems in a timely manner, there can be no assurance that the programs, or underlying steps implemented, will be successful in resolving all such issues prior to the year 2000. If the steps taken by the Company (or critical third parties) are not made in a timely manner, or are not successful in identifying and remedying all significant year 2000 issues, business interruptions or delays could occur and could have a material adverse impact on the Company's results and financial condition. However, based on the information the Company has gathered to date and its expectations of its ability to remedy problems encountered, the Company believes that it will not experience significant business interruptions that would have a material impact on its results or financial condition.

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

KAISER LITIGATION

          KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The portion of Note 7 to the Consolidated Financial Statements contained in this report under the heading "Asbestos Contingencies" is incorporated herein by reference. See Part I, Item 3. "Legal Proceedings--Kaiser Litigation--Asbestos-related Litigation" in the Company's Form 10-K for the year ended December 31, 1998.

PACIFIC LUMBER LITIGATION

          With respect to the Mateel action, this case has been set for trial on November 15, 1999.

          On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed against Pacific Lumber, Salmon Creek, Scotia LLC and others in the Superior Court of Sacramento County (subsequently transferred to the Superior Court of Humboldt County pursuant to Pacific Lumber's motion). This action alleges, among other things, that the CDF and the CDFG violated the CEQA and the CESA with respect to the Final SYP and the Permits issued by California. The plaintiffs seek, among other things, injunctive relief to set aside the CDF's and the CDFG's decisions approving the Final SYP and the Permits issued by California.

          On March 31, 1999, the USWA lawsuit was also filed against Pacific Lumber, Salmon Creek and Scotia LLC in the California Superior Court of Sacramento County (subsequently transferred to the Superior Court of Humboldt County pursuant to Pacific Lumber's motion). This action alleges, among other things, violations of the Forest Practice Act in connection with the CDF's approval of the Final SYP. The plaintiffs seek to prohibit the CDF from approving any THPs relying on the Final SYP.

          The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Final Plans, and the Company is working with the relevant state and federal agencies to defend the USWA lawsuit and the EPIC-SYP/Permits lawsuit. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition or results of operations or the ability to harvest timber.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of stockholders of the Company was held on May 19, 1999, at which meeting the stockholders voted to elect Messrs. Rosenberg, Cruikshank and Hurwitz, management's slate of nominees, as directors of the Company, and voted to reapprove the MAXXAM 1994 Omnibus Employee Incentive Plan. Stockholders voted against a proposal to declassify the Company's Board of Directors and against a proposal regarding cumulative voting for the election of the Company's Common Directors.

          The results of the matters voted at the meeting are shown below.

NOMINEES FOR DIRECTOR

          The nominees for election as directors of the Company are listed below, together with voting information for each nominee. Mr. Paul N. Schwartz and Mr. Ezra G. Levin continued as directors for the Company.

          NOMINEES FOR ELECTION BY HOLDERS OF COMMON STOCK

          Stanley D. Rosenberg - 4,276,098 votes for, 207,096 votes
               withheld and -0- broker non-votes.
          Robert J. Cruikshank - 4,276,211 votes for, 206,983 votes
               withheld and -0- broker non-votes.
          Howard M. Metzenbaum - 949,457 votes for, 41,421 votes withheld and -0- broker non-votes.
          Abner J. Mikva - 949,457 votes for, 41,421 votes withheld and -0-broker non-votes.

          NOMINEES FOR ELECTION BY HOLDERS OF COMMON STOCK AND CLASS A
               PREFERRED STOCK

          Charles E. Hurwitz - 10,854,304 votes for, 216,599 votes withheld and -0- broker non-votes.

PROPOSAL TO REAPPROVE THE MAXXAM 1994 OMNIBUS EMPLOYEE INCENTIVE PLAN

          10,779,032 votes for, 1,180,816 votes against, 100,932 votes abstaining and -0- broker non-votes.

PROPOSAL TO DECLASSIFY THE COMPANY'S BOARD OF DIRECTORS

          1,810,373 votes for, 10,234,009 votes against, 16,398 votes abstaining and -0- broker non-votes.

PROPOSAL REGARDING CUMULATIVE VOTING FOR THE ELECTION OF THE COMPANY'S
     COMMON DIRECTORS

          1,596,453 votes for, 10,447,028 votes against, 17,299 votes abstaining and -0- broker non-votes.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

A.        EXHIBITS:

          *3.1      Amended and Restated By-laws of MAXXAM Inc. dated
                    May 17, 1999

          4.1 First Supplemental Indenture, dated as of July 16, 1999, to the Indenture between Scotia LLC and State Street Bank and Trust Company regarding Scotia LLC's Class A-1, Class A-2 and Class A-3 Timber Collateralized Notes (incorporated herein by reference to Exhibit 4.1 to the Scotia LLC June 1999 Form 10-Q)

          4.2 First Amendment, dated as of July 16, 1999, to the Line of Credit Agreement among Scotia LLC, the financial institutions party thereto and Bank of America National Trust and Savings Association, as agent (incorporated herein by reference to Exhibit 4.2 to the Scotia LLC June 1999 Form 10-Q)

          *27       Financial Data Schedule for the six months ended June
                    30, 1999

     *    Included with this filing

B.        REPORTS ON FORM 8-K:

          On July 1, 1999, the Company filed a current report on Form 8-K (under Item 5) dated June 29, 1999, concerning a press release issued by Kaiser, in which the Company, directly or indirectly, holds an approximate 63% voting interest.

          On July 9, 1999, the Company filed a current report on Form 8-K (under Item 5) dated July 5, 1999, concerning press statements issued by KACC, a wholly owned subsidiary of Kaiser.


                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Registrant and as the principal financial and accounting officers of the Registrant.


                                           MAXXAM INC.




Date: August 13, 1999           By:      PAUL N. SCHWARTZ
                                         Paul N. Schwartz
                                    President, Chief Financial
                                       Officer and Director
                                  (Principal Financial Officer)


Date: August 13, 1999           By:    ELIZABETH D. BRUMLEY
                                       Elizabeth D. Brumley
                                            Controller
                                  (Principal Accounting Officer)


                                                                 APPENDIX A


                         GLOSSARY OF DEFINED TERMS


AKW:  AKW L.P., an aluminum wheels joint venture

AMT Price: Average Midwest United States transaction price for primary aluminum

Britt:  Britt Lumber Co., Inc., an indirect wholly owned subsidiary of MGI

California Agreement:  An agreement between the Pacific Lumber Parties and
     California regarding the enforcement of the California bill which authorized state funds for the purchase of the Headwaters Timberlands while imposing certain environmental restrictions on the remaining timberlands held by the Pacific Lumber Parties

CDF:  California Department of Forestry and Fire Protection

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

CESA:  California Endangered Species Act

Class A Preferred Stock:  Class A $.05 Non-Cumulative Participating
     Convertible Preferred Stock of the Company

Combined Plan:  The Combined SYP and Multi-Species HCP released by Pacific
     Lumber and Scotia LLC for public review and comment in July 1998

Common Stock:  $0.50 par value common stock of the Company

Company:  MAXXAM Inc.

Elk River Timberlands: The 7,700 acres of timberlands transferred to Pacific Lumber upon the consummation of the Headwaters Agreement

EPA:  Environmental Protection Agency

EPIC:  Environmental Protection Information Center, Inc.

EPIC lawsuit:  An action entitled Environmental Protection Information
     Center, Inc., Sierra Club v. The Pacific Lumber Company, Scotia Pacific Holding Company and Salmon Creek Corporation (No. C-98-3129) filed August 12, 1998 in the United States District Court for the Northern District of California

EPIC Notice Letter:  A notice received by the Company on or about January
     29, 1999 from EPIC and the Sierra Club of their intent to sue Pacific Lumber and several federal agencies under the ESA

EPIC-SYP/Permits lawsuit:  An action entitled Environmental Protection
     Information Association, Sierra Club v. California Department of Forestry and Fire Protection, California Department of Fish and Game, The Pacific Lumber Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (No. 99CS00639) filed March 31, 1999 in the Superior Court of Sacramento County and transferred to the Superior Court of Humboldt County on July 13, 1999 (No. CV-990445)

ESA:  The federal Endangered Species Act

Escrow Agent:  The agent holding the Escrowed Funds under the Escrow
     Agreement

Escrow Agreement:  The agreement covering the Escrowed Funds

Escrowed Funds: Proceeds of $285.0 million received by Salmon Creek in connection with the sale of the Headwaters Timberlands, plus accrued interest, which have been deposited into an escrow account pursuant to the Escrow Agreement as necessary to support the Timber Notes

FASB:  The Financial Accounting Standards Board

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

Final Plans:  The Final HCP and the Final SYP

Final SYP: The SYP approved on March 1, 1999 in connection with the consummation of the Headwaters Agreement

Forest Practice Act:  The California Forest Practice Act

Form 10-K:  The Company's Annual Report on Form 10-K filed with the
     Securities and Exchange Commission for the fiscal year ended December 31, 1998

Grizzly Creek Agreement:  The agreement entered into by Pacific Lumber with
     California regarding the future sale of a portion of the Grizzly Creek grove

Grizzly Creek Grove: A grove of approximately 1,000 acres of primarily old growth timber owned by Pacific Lumber on land owned by Scotia LLC

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

KACC: Kaiser Aluminum & Chemical Corporation, Kaiser's principal operating subsidiary

KACC Credit Agreement: The credit facility between KACC and a group of lenders under which KACC is able to borrow by means of revolving credit advances and letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of $325.0 million or a borrowing base relating to eligible accounts receivable plus eligible inventory

Kaiser: Kaiser Aluminum Corporation, a subsidiary of the Company engaged in aluminum operations

KLHP:  Kaiser LaRoche Hydrate Partners

Line of Credit Agreement: The agreement between a group of lenders and Scotia LLC pursuant to which Scotia LLC may borrow in order to pay interest on the Timber Notes

LTSY:  Long-term sustained yield

Mateel action:  An action entitled Mateel Environmental Justice Foundation
     v. Pacific Lumber, Scotia Pacific Holding Company, Salmon Creek Corporation and MAXXAM Group Inc. (No. DR 980301) brought on May 27, 1998 in the Superior Court of Humboldt County

MPC:  MAXXAM Property Company, a wholly-owned subsidiary of the Company

MGHI:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of the Company

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of MGHI

Multi-Species HCP:  A habitat conservation plan covering multiple species

NLRB:  The National Labor Relations Board

Notice: A Notice of Charges filed on December 26, 1995 by the OTS against the Company and others with respect to the failure of USAT

OTS:  The United States Department of Treasury's Office of Thrift
     Supervision

Owl Creek Agreement:  The agreement entered into by Scotia LLC with
     California regarding the future sale of the Owl Creek grove

Owl Creek Grove: A grove of approximately 900 acres of primarily old growth timber owned by Scotia LLC

Pacific Lumber: The Pacific Lumber Company, an indirect wholly owned subsidiary of MGI

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

Scotia LLC: Scotia Pacific Company LLC, a limited liability company wholly owned by Pacific Lumber

Scotia LLC June 1999 Form 10-Q: Scotia LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 333-63825

Scotia Pacific: Scotia Pacific Holding Company, a wholly owned subsidiary of Pacific Lumber, which was merged into Scotia LLC on July 20, 1998

SFAS No. 133:  Statement of Financial Accounting Standards No. 133,
     "Accounting for Derivative Instruments and Hedging Activities"

SFAS No. 137:  Statement of Financial Accounting Standards No. 137,
     "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133"

SHRP, Ltd.:  Sam Houston Race Park, Ltd., a 98.2%-owned subsidiary of the
     Company

Supplemental EPIC Notice Letter:  A notice sent to the Company, Pacific
     Lumber, Scotia LLC, Salmon Creek and various government agencies on or about May 21, 1999 from EPIC, the Sierra Club and other environmental groups incorporating the EPIC Notice Letter and alleging violations of the ESA relating to various aspects of the Headwaters Agreement

SYP: Sustained yield plan establishing long-term sustained yield harvest levels for a company's timberlands

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

TOL: Timber operator's license allowing the holder to conduct timber harvesting operations

UFG:  United Financial Group, Inc.

ULPs:  Unfair labor practices

USAT:  United Savings Association of Texas

USWA:  United Steelworkers of America

USWA lawsuit:  An action entitled United Steelworkers of America, AFL-CIO,
     CLC, and Donald Kegley v. California Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation (No. 99CS00626) filed on March 31, 1999 in the Superior Court of Sacramento County and transferred to the Superior Court of Humboldt County on July 13, 1999 (No. CV-990452)

Valco: Volta Aluminium Company Limited, Kaiser's 90%-owned entity which owns a smelter facility in Ghana

VRA:  Volta River Authority, an electric power supplier to Valco