Form 10-Q
period 1999-09-30
MAXXAM INC
filed 1999-10-27
CIK 63814

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                           ---------------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No |_|


  Number of shares of common stock outstanding at October 26, 1999: 7,000,916

--------------------------------------------------------------------------------







                                TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION

      Item  1.    Financial Statements:
                  Consolidated Balance Sheet at September 30, 1999 and December
                        31, 1998
                  Consolidated Statement of Operations for the three and nine months ended September 30, 1999 and 1998
                  Consolidated Statement of Cash Flows for the nine months ended
                        September 30, 1999 and 1998
                  Condensed Notes to Consolidated Financial Statements
      Item  2.    Management's Discussion and Analysis of Financial Condition
                        and Results of Operations
      Item  3.    Quantitative and Qualitative Disclosures About Market Risk


PART II. - OTHER INFORMATION

      Item  1.    Legal Proceedings
      Item  6.    Exhibits and Reports on Form 8-K
      Signatures

APPENDIX A - GLOSSARY OF DEFINED TERMS



                          MAXXAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                 (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                                                        SEPTEMBER 30, DECEMBER 31,
                                                                                             1999          1998
                                                                                        ------------- -------------
                                                                                          (UNAUDITED)
                                        ASSETS
Current assets:
   Cash and cash equivalents........................................................... $      154.5  $      294.2
   Marketable securities...............................................................         54.6          19.4
   Receivables:
      Trade, net of allowance for doubtful accounts of  $6.2 and $6.4, respectively....        183.9         184.5
      Other............................................................................        126.4         122.6
   Inventories.........................................................................        595.1         587.5
   Prepaid expenses and other current assets...........................................        158.0         152.4
                                                                                        ------------- -------------
        Total current assets...........................................................      1,272.5       1,360.6
Property, plant and equipment, net of accumulated depreciation of $983.4 and
   $921.5, respectively................................................................      1,226.6       1,278.9
Timber and timberlands, net of accumulated depletion of $178.9 and $178.4,
   respectively........................................................................        255.7         302.3
Investments in and advances to unconsolidated affiliates...............................        112.6         146.5
Deferred income taxes..................................................................        544.2         555.8
Restricted cash........................................................................        294.4          17.5
Long-term receivables and other assets.................................................        591.2         413.6
                                                                                        ------------- -------------
                                                                                        $    4,297.2  $    4,075.2
                                                                                        ============= =============
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable.................................................................... $      208.0  $      182.9
   Accrued interest....................................................................         40.0          72.4
   Accrued compensation and related benefits...........................................        118.6         133.7
   Other accrued liabilities...........................................................        184.1         180.6
   Payable to affiliates...............................................................         83.3          77.1
   Short-term borrowings and current maturities of long-term debt......................         49.9          37.0
                                                                                        ------------- -------------
        Total current liabilities......................................................        683.9         683.7
Long-term debt, less current maturities................................................      1,978.0       1,971.7
Accrued postretirement medical benefits................................................        694.6         704.5
Other noncurrent liabilities...........................................................        813.9         604.8
                                                                                        ------------- -------------
        Total liabilities..............................................................      4,170.4       3,964.7
                                                                                        ------------- -------------
Commitments and contingencies
Minority interests.....................................................................        127.0         167.3
Stockholders' deficit:
   Preferred stock, $.50 par value; 12,500,000 shares authorized; Class A $.05
      Non-Cumulative Participating Convertible Preferred Stock; 669,435 shares
      issued...........................................................................          0.3           0.3
   Common stock, $.50 par value; 28,000,000 shares authorized; 10,063,359 shares
      issued...........................................................................          5.0           5.0
   Additional capital..................................................................        222.8         222.8
   Accumulated deficit.................................................................       (119.1)       (175.7)
   Treasury stock, at cost (shares held: preferred - 845; common - 3,062,496)..........       (109.2)       (109.2)
                                                                                        ------------- -------------
        Total stockholders' deficit....................................................         (0.2)        (56.8)
                                                                                        ------------- -------------
                                                                                        $    4,297.2  $    4,075.2
                                                                                        ============= =============


   The accompanying notes are an integral part of these financial statements.




                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                                     -----------------------  ----------------------
                                                                        1999        1998         1999        1998
                                                                     ----------- -----------  ----------  ----------
                                                                                       (UNAUDITED)
Net sales:
   Aluminum operations...........................................    $    520.3  $    541.6   $ 1,524.7   $ 1,753.4
   Forest products operations....................................          49.0        65.9       137.1       181.3
   Real estate and racing operations.............................          16.0        21.3        57.1        57.7
                                                                     ----------- -----------  ----------  ----------
                                                                          585.3       628.8     1,718.9     1,992.4
                                                                     ----------- -----------  ----------  ----------

Costs and expenses:
   Cost of sales and operations:
      Aluminum operations........................................         463.9       458.2     1,397.7     1,458.8
      Forest products operations.................................          45.3        43.7       121.3       116.3
      Real estate and racing operations..........................          10.0        13.9        34.5        35.3
   Selling, general and administrative expenses..................          41.1        42.6       119.5       128.6
   Impairment of aluminum assets.................................          19.1           -        19.1           -
   Depreciation, depletion and amortization......................          25.0        30.0        83.7        90.7
                                                                     ----------- -----------  ----------  ----------
                                                                          604.4       588.4     1,775.8     1,829.7
                                                                     ----------- -----------  ----------  ----------


Operating income (loss)..........................................         (19.1)       40.4       (56.9)      162.7

Other income (expense):
   Gain on sale of Headwaters Timberlands........................             -           -       239.8           -
   Investment, interest and other income (expense)...............         (11.4)        2.8        13.1        24.6
   Interest expense..............................................         (49.1)      (52.3)     (147.7)     (158.7)
                                                                     ----------- -----------  ----------  ----------
Income (loss) before income taxes and minority interests.........         (79.6)       (9.1)       48.3        28.6
Credit (provision) for income taxes..............................          26.9        11.5       (28.9)       (1.9)
Minority interests...............................................          15.3        (4.4)       37.2       (14.4)
                                                                     ----------- -----------  ----------  ----------
Income (loss) before extraordinary item..........................         (37.4)       (2.0)       56.6        12.3
Extraordinary item:
   Loss on early extinguishment of debt, net of income
      tax benefit of $22.9.......................................             -       (42.5)          -       (42.5)
                                                                     ----------- -----------  ----------  ----------
Net income (loss)................................................    $    (37.4) $    (44.5)  $    56.6   $   (30.2)
                                                                     =========== ===========  ==========  ==========

Basic earnings (loss) per common share:
   Income (loss) before extraordinary item.......................    $    (5.35) $    (0.28)  $    8.08   $    1.76
   Extraordinary item............................................             -       (6.07)          -       (6.07)
                                                                     ----------- -----------  ----------  ----------
   Net income (loss).............................................    $    (5.35) $    (6.35)  $    8.08   $   (4.31)
                                                                     =========== ===========  ==========  ==========

Diluted earnings (loss) per common and common equivalent share:
   Income (loss) before extraordinary item.......................    $    (5.35) $    (0.28)  $    7.23   $    1.58
   Extraordinary item............................................             -       (6.07)          -       (5.44)
                                                                     ----------- -----------  ----------  ----------
   Net income (loss).............................................    $    (5.35) $    (6.35)  $    7.23   $   (3.86)
                                                                     =========== ===========  ==========  ==========


   The accompanying notes are an integral part of these financial statements.




                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                              ----------------------
                                                                                                 1999        1998
                                                                                              ----------  ----------
                                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)......................................................................    $    56.6   $   (30.2)
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
      Depreciation, depletion and amortization............................................         83.7        90.7
      Gain on sale of Headwaters Timberlands..............................................       (239.8)          -
      Impairment of aluminum assets.......................................................         19.1           -
      Extraordinary loss on early extinguishment of debt, net.............................            -        42.5
      Net gain on other asset dispositions................................................        (50.8)       (3.2)
      Net sales (purchases) of marketable securities......................................        (21.2)       62.2
      Net gain on marketable securities...................................................        (14.0)       (4.6)
      Minority interests..................................................................        (37.2)       14.4
      Amortization of deferred financing costs and discounts on long-term debt............          7.7        15.7
      Equity in earnings of unconsolidated affiliates, net of dividends received..........         (1.7)       (0.5)
      Increase (decrease) in cash resulting from changes in:
        Receivables.......................................................................          4.4        35.3
        Inventories.......................................................................         (9.5)       53.8
        Prepaid expenses and other assets.................................................        (21.5)       25.1
        Accounts payable..................................................................         25.8        (6.6)
        Accrued and deferred income taxes.................................................         20.0        (6.7)
        Payable to affiliates and other liabilities.......................................         (1.5)      (48.1)
        Accrued interest..................................................................        (32.4)      (28.4)
        Long-term assets..................................................................        (11.8)        3.9
        Long-term liabilities.............................................................         32.4       (29.5)
      Other...............................................................................          4.0         3.1
                                                                                              ----------  ----------
        Net cash provided by (used for) operating activities..............................       (187.7)      188.9
                                                                                              ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from sale of Headwaters Timberlands.......................................        298.2           -
   Net proceeds from other dispositions of property and investments.......................         74.4        18.2
   Capital expenditures...................................................................        (63.2)      (80.0)
   Restricted cash withdrawals used to acquire timberlands................................         12.9         1.8
   Investment in subsidiaries and joint ventures..........................................            -       (10.6)
   Other..................................................................................         (3.3)        3.0
                                                                                              ----------  ----------
      Net cash provided by (used for) investing activities................................        319.0       (67.6)
                                                                                              ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt...............................................          2.2       873.7
   Premium for early retirement of debt...................................................            -       (45.5)
   Redemptions, repurchases and principal payments on long-term debt......................        (12.5)     (800.8)
   Net borrowings under revolving and short-term credit facilities........................         29.4           -
   Redemption of preference stock.........................................................         (1.4)       (8.6)
   Restricted cash withdrawals (deposits), net............................................       (289.8)        6.4
   Treasury stock repurchases.............................................................            -       (35.1)
   Incurrence of deferred financing costs.................................................            -       (22.0)
   Other..................................................................................          1.1        (0.1)
                                                                                              ----------  ----------
      Net cash used for financing activities..............................................       (271.0)      (32.0)
                                                                                              ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................       (139.7)       89.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................................        294.2       164.6
                                                                                              ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................................    $   154.5   $   253.9
                                                                                              ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest.............................................    $   172.4   $   171.5
   Income taxes paid......................................................................    $    11.4   $    12.7




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

      The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1999, the consolidated results of operations for the three and nine months ended September 30, 1999 and 1998 and consolidated cash flows for the nine months ended September 30, 1999 and 1998. Certain reclassifications of prior period information have been made to conform to the current presentation.

      There were no reconciling items between net income and comprehensive income in either of the three and nine month periods ended September 30, 1999 and 1998.

      Labor Related Costs
      Kaiser is currently operating five of its United States facilities with salaried employees and other workers as a result of the September 30, 1998 strike by the USWA and the subsequent "lock-out" by Kaiser in January 1999. However, Kaiser has continued to accrue certain benefits for the USWA members during the strike and subsequent lock-out. For purposes of computing the benefit-related costs and liabilities to be reflected in the accompanying consolidated financial statements, Kaiser has based its accruals on the terms of the previously existing (expired) USWA contract. Any differences between any amounts accrued and any amounts ultimately agreed to during the collective bargaining process will be reflected in future results upon settlement or during the term of any new contract.

      Impairment of Micromill Assets
      As previously announced, in early 1999, KACC began a search for a strategic partner for the further development and deployment of its MicromillTM technology. This change in strategic course was based on management's conclusion that additional time and investment would be required to achieve a commercial success. Given Kaiser's other strategic priorities, Kaiser believed that introducing added commercial and financial resources was the appropriate course of action for capturing the maximum long-term value. A number of third parties were contacted regarding joint ventures or other arrangements. Based on negotiations with these third parties, KACC now believes that a sale of the Micromill assets and technology is more likely than a partnership and that any such sales transaction would likely result in KACC receiving a combination of a small up front payment and future payments based on the subsequent performance and profitability of the Micromill technology. As a result of these negotiations, KACC concluded that the carrying value of the Micromill assets should be reduced by $19.1 million. Accordingly, KACC recorded a non-cash impairment charge to reflect this write-down in the third quarter of 1999.

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

2.    GRAMERCY INCIDENT

      On July 5, 1999, KACC's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. Twenty-four employees were injured in the incident, several of them severely. As a result of the incident, alumina production at the facility was completely curtailed. Production at the plant is expected to remain curtailed until at least mid-2000 when KACC expects to begin partial production. Based on preliminary estimates, full production is currently expected to be achieved by the end of 2000 or shortly thereafter. However, any delay in obtaining the necessary permits or approvals to begin construction or operations would likely delay these expected production dates. Shortly after the incident, KACC declared force majeure with respect to certain of its third party alumina and hydrate sales contracts and third party vendor purchase contracts. However, KACC subsequently agreed to supply certain third party alumina customers. See Business Interruption below.

      The cause of the incident is under investigation by KACC and governmental agencies. Depending on the outcome of the ongoing investigations by the various government agencies, KACC could be subject to civil and/or criminal fines and penalties. However, as more fully explained below, based on what is known to date, Kaiser believes that the financial impact of this incident (in excess of insurance deductibles and self-retention provisions) will be largely offset by insurance coverage.

      KACC has significant amounts of insurance coverage related to the Gramercy incident. Deductibles and self- retention provisions under the insurance coverage for the incident total $5.0 million, which amounts have been charged to cost of sales and operations during the quarter ended September 30, 1999. KACC's insurance coverage has four separate components: property damage, business interruption, liability and workers' compensation. These components are discussed in the following paragraphs.

      Property Damage
      KACC's insurance policies provide that, if KACC rebuilds the facility (which is KACC's current intention), KACC will be reimbursed for the costs of repairing or rebuilding the damaged portion of the facility using new materials of like kind and quality with no deduction for depreciation. KACC and its engineers are in the process of developing construction alternatives and cost projections to rebuild the facility. Once this process is complete, KACC will have detailed discussions with the insurance carriers and their representatives regarding the amount of reimbursement. KACC expects that it will be able to reach an agreement with its insurance carriers as to a minimum amount of property damage reimbursement during the fourth quarter of 1999. However, there can be no assurance that the discussions with the insurance carriers and their representatives will be completed by the end of the fourth quarter or that the minimum amount of insurance proceeds will be known by that time. It is unclear when KACC will reach a final agreement as to the ultimate amount of recoveries KACC will receive. At September 30, 1999, KACC had accrued approximately $3.0 million for estimated property damage insurance recoveries.

      As the estimated amount of reimbursement becomes known to KACC, it will be required under generally accepted accounting principles to recognize gains to the extent that the estimated insurance proceeds exceed the carrying value of the damaged property, which is approximately $15.0 million. Such gains may be reflected beginning in the fourth quarter of 1999 and from time to time thereafter as additional property reimbursements are agreed to by the insurance carriers. The amount of such gains is expected to be significant. The overall impact of recognizing the gains will be a significant increase in stockholders' equity and an increase in depreciation expense in future years once production is restored.

      Business Interruption. KACC's insurance policies provide for the reimbursement of specified continuing expenses incurred during the interruption period plus lost profits (or less expected losses) plus other expenses incurred as a result of the incident. Operations at the Gramercy facility and a 49%-owned facility in Jamaica, which supplies bauxite to Gramercy, will to incur operating expenses until production at the Gramercy facility is restored. The Gramercy facility will also incur incremental costs for clean up and other activities during the remainder of 1999 and 2000. Additionally, KACC will incur increased costs as a result of recent agreements to supply certain of Gramercy's major customers with alumina, despite the fact that KACC had declared force majeure with respect to the contracts shortly after the incident. KACC is purchasing alumina from third parties, in excess of the amounts of alumina available from other KACC-owned facilities, to supply these customers' needs as well as to meet intersegment requirements. In consideration of all of the foregoing items, KACC has recorded expected business interruption insurance recoveries totaling $22.0 million as a reduction of cost of sales and operations, which amount substantially offsets actual expenses incurred during the quarter ended September 30, 1999. However, the amount recorded represents an estimate of KACC's business interruption coverage, based on preliminary discussions with the insurance carriers and their representatives, and is, therefore, subject to change. KACC believes that additional amounts may be recoverable. Any adjustments to the recorded amounts of expected recovery will be reflected from time to time as agreements with the insurance carriers are reached. The amounts of such adjustments could be material.

      Since production has been completely curtailed at the Gramercy facility, KACC has, for the time being, suspended depreciation of the facility. Depreciation expense for the first six months of 1999 was approximately $6.0 million. However, KACC believes that the depreciation expense that would have been incurred may be recoverable, at least in part, under its business interruption insurance coverage.

      Liability
      The incident has also resulted in more than thirty lawsuits being filed against KACC alleging, among other things, property damage and personal injury. In addition, a claim for alleged business interruption losses has been made by a neighboring business. The aggregate amount of damages sought in the lawsuits and other claims cannot be determined at this time; however, KACC does not believe the damages will exceed the amount of coverage under its liability policies.

      Workers' Compensation
      Claims relating to all of the injured employees are expected to be covered under KACC's workers' compensation or liability policies. However, the aggregate amount of workers' compensation claims cannot be determined at this time, and it is possible that such claims could exceed KACC's coverage limitations. While it is presently impossible to determine the aggregate amount of claims that may be incurred, or whether they will exceed KACC's coverage limitations, KACC believes that any amount in excess of the coverage limitations will not have a material effect on Kaiser's consolidated financial position or liquidity. However, it is possible that as additional facts become available, additional charges may be required and such charges could be material to the period in which they are recorded.

      Timing of Insurance Recoveries
      As of September 30, 1999, Kaiser has accrued receivables totaling approximately $25.0 million for estimated recoveries under its property damage and business interruption insurance coverage. KACC is currently working with the insurance carriers to minimize, to the extent possible, the amount and period of time between when KACC incurs costs and when it is reimbursed. Delays in receiving insurance proceeds could have a temporary adverse impact on KACC's and Kaiser's short-term liquidity and delay the rebuilding of the Gramercy facility.

3.    SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

      Headwaters Transactions
      As described in Note 8 below, on September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters Timberlands. A substantial portion of the Headwaters Timberlands contains virgin old growth timber. Approximately 4,900 of these acres were owned by Salmon Creek, with the remaining 700 acres being owned by Scotia LLC (Pacific Lumber owned the timber and related timber harvesting rights on this acreage). On March 1, 1999, the Pacific Lumber Parties, the United States and California consummated the Headwaters Agreement. Salmon Creek received $299.9 million for its 4,900 acres, and for its 700 acres, Pacific Lumber received the 7,700 acre Elk River Timberlands which Pacific Lumber contributed to Scotia LLC in June 1999. Of these proceeds, $285.0 million was deposited into an escrow account to be made available as necessary to support the Timber Notes, and may be released only under certain circumstances. As of September 30, 1999, the Escrowed Funds were $288.6 million.

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

      Disposition of Interest in AKW
      On April 1, 1999, KACC completed the previously announced sale of its 50% interest in AKW, an aluminum wheels joint venture, to its partner, Accuride Corporation for $70.4 million. The sale resulted in the Company recognizing a net pre-tax gain of $50.5 million in the second quarter of 1999. The Company's equity in income of AKW for the nine-months ended September 30, 1999 was $2.5 million. The Company's equity in income of AKW for the quarter and nine-month periods ended September 30, 1998 was $2.2 million and $5.6 million, respectively.

4.    INVENTORIES

      Inventories consist of the following (in millions):


                                                           SEPTEMBER 30, DECEMBER 31,
                                                               1999          1998
                                                           ------------  ------------
Aluminum Operations:
   Finished fabricated aluminum products.................  $     138.3   $     112.4
   Primary aluminum and work in process..................        181.0         205.6
   Bauxite and alumina...................................        112.8         109.5
   Operating supplies and repair and maintenance parts...        122.1         116.0
                                                           ------------  ------------
                                                                 554.2         543.5
                                                           ------------  ------------
Forest Products Operations:
   Lumber................................................         25.1          36.0
   Logs..................................................         15.8           8.0
                                                           ------------  ------------
                                                                  40.9          44.0
                                                           ------------  ------------
                                                           $     595.1   $     587.5
                                                           ============  ============

5.    RESTRICTED CASH

      Cash and cash equivalents include restricted cash held as security for short positions in marketable securities and for debt service payments on the Timber Notes of $40.1 million and $96.1 million at September 30, 1999 and December 31, 1998, respectively.

      Long-term restricted cash at September 30, 1999 primarily consists of the Escrowed Funds and funds held in the Prefunding Account. Long-term restricted cash at December 31, 1998 primarily consists of funds held in the Prefunding Account.

6.    LONG-TERM DEBT

      Long-term debt consists of the following (in millions):

                                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                                            1999           1998
                                                                                       -------------- --------------
12% MGHI Senior Secured Notes due August 1, 2003...................................    $       130.0  $       130.0
Pacific Lumber Credit Agreement....................................................              4.0              -
6.55% Scotia LLC Class A-1 Timber Collateralized Notes due July 20, 2028...........            152.6          160.7
7.11% Scotia LLC Class A-2 Timber Collateralized Notes due July 20, 2028...........            243.2          243.2
7.71% Scotia LLC Class A-3 Timber Collateralized Notes due July 20, 2028...........            463.3          463.3
107/8% KACC Senior Notes due October 15, 2006, including premium...................            225.6          225.7
97/8% KACC Senior Notes due February 15, 2002, net of discount.....................            224.5          224.4
Alpart CARIFA Loans................................................................             60.0           60.0
12 3/4% KACC Senior Subordinated Notes due February 1, 2003........................            400.0          400.0
Other aluminum operations debt.....................................................             60.1           52.9
Other notes and contracts, primarily secured by receivables, buildings,
    real estate and equipment......................................................             47.0           30.0
                                                                                       -------------- --------------
                                                                                             2,010.3        1,990.2
      Less: current maturities.....................................................            (32.3)         (18.5)
                                                                                       -------------- --------------
                                                                                       $     1,978.0  $     1,971.7
                                                                                       ============== ==============



7.    PER SHARE INFORMATION

      Basic earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period including the weighted average impact of the shares of common stock issued and treasury stock acquired during the year from the date of issuance or repurchase. The weighted average common shares outstanding were 7,000,863 shares and 7,000,597 shares for the three and nine months ended September 30, 1999 and 1998, respectively.

      Diluted earnings (loss) per share calculations also include the dilutive effect of the Class A Preferred Stock (which is convertible into Common Stock) as well as common and preferred stock options. The weighted average number of common and common equivalent shares was 7,000,863 shares and 7,000,597 shares for the three months ended September 30, 1999 and 1998, respectively, and 7,826,274 shares and 7,816,615 shares for the nine months ended September 30, 1999 and 1998, respectively. The impact of outstanding convertible stock and stock options of 828,710 and 822,613 was excluded from the weighted average share calculation for the three months ended September 30, 1999 and 1998, respectively, as its effect would have been antidilutive.

8.    CONTINGENCIES

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

      Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At September 30, 1999, the balance of such accruals, which are primarily included in other noncurrent liabilities, was $49.7 million. These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology and Kaiser's assessment of the likely remediation actions to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 million to $7.0 million for the years 1999 through 2004 and an aggregate of approximately $31.0 million thereafter.

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

      Asbestos Contingencies
      KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The lawsuits generally relate to products KACC has not sold for at least 20 years. At September 30, 1999, the number of claims pending was approximately 96,600, as compared to 86,400 at December 31, 1998. During 1998, approximately 22,900 of such claims were received and 13,900 were settled or dismissed. During the quarter and nine-month periods ended September 30, 1999, approximately 6,700 and 23,000 of such claims were received and 4,800 and 12,800 of such claims were settled or dismissed. However, the foregoing claim and settlement figures as of and for the quarter and nine-month periods ended September 30, 1999 do not reflect the fact that as of September 30, 1999, KACC reached agreements under which it expects to settle approximately 28,000 of the pending asbestos-related claims over an extended period.

      Kaiser maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims expected to be filed over a 10 year period (i.e., through 2009). Kaiser's estimate is based on Kaiser's view, at each balance sheet date, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos- related payments, the status of ongoing litigation and settlement initiatives and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs, and Kaiser's actual costs could exceed Kaiser's estimates due to changes in facts and circumstances after the date of each estimate. Further, while Kaiser does not believe there is a reasonable basis for estimating asbestos-related costs beyond 2009 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2009, there is a reasonable possibility that such costs may continue beyond 2009, and that such costs could be substantial. As of September 30, 1999, an estimated asbestos-related cost accrual of $396.0 million, before consideration of insurance recoveries, has been reflected in the accompanying financial statements primarily in other noncurrent liabilities. Kaiser estimates that annual future cash payments for asbestos-related costs will range from approximately $50.0 million to $75.0 million in the years 2000 to 2003, and an aggregate of approximately $121.0 million thereafter.

      Kaiser believes that KACC has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although Kaiser has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements. The timing and amount of ultimate recoveries from these insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies. Kaiser believes that substantial recoveries from the insurance carriers are probable. Kaiser reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies and the advice of Heller Ehrman White & McAuliffe with respect to applicable insurance coverage law relating to the terms and conditions of those policies. Accordingly, an estimated aggregate insurance recovery of $317.9 million, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in long-term receivables and other assets at September 30, 1999. However, no assurances can be given that KACC will be able to project similar recovery percentages for any and all future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed KACC's aggregate insurance coverage.

      Kaiser continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from Kaiser's underlying assumptions. This process resulted in the Company reflecting charges of $15.2 million and $53.2 million (included in other income (expense)) in the quarter and nine-month periods ended September 30, 1999, for asbestos-related claims, net of expected insurance recoveries, based on recent cost and other trends experienced by KACC and other companies. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, the Company believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. However, as Kaiser's estimates are periodically reevaluated, additional charges may be necessary and such charges could be material to the results of the period in which they are recorded.

      Labor Matters
      In connection with the USWA strike and subsequent lock-out by KACC, certain allegations of ULPs were filed with the NLRB by the USWA. KACC responded to all such allegations and believed that they were without merit. In July 1999, the Oakland, California, regional office of the NLRB dismissed all material charges filed against KACC. In September 1999, the union filed an appeal of this ruling with the NLRB general counsel's office in Washington, D.C. If the original decision were to be reversed, the matter would be referred to an administrative law judge for a hearing whose outcome would be subject to an additional appeal either by the USWA or KACC. This process could take months or years. Although KACC knows of no reason why the original decision would be reversed on appeal, there can be no certainty that the original NLRB decision will be upheld. If these proceedings eventually resulted in a definitive ruling against KACC, it could be obligated to provide back pay to USWA members at the five plants, and such amount could be significant. However, while uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

      Forest Products Operations
      The Company's forest products operations are conducted by MGI through Pacific Lumber and Britt. Regulatory and environmental matters play a significant role in the Company's business, which is subject to a variety of California and federal laws and regulations, as well as the Final HCP, Final SYP and Pacific Lumber's 1999 TOL, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. While regulatory and environmental concerns have resulted in restrictions on the geographic scope and timing of the Company's timber operations, increased operational costs and engendered litigation and other challenges to the Company's operations, prior to 1998 they had not had a significant adverse effect on the Company's financial position, results of operations or liquidity. However, the Company's results of operations for 1998 and for 1999 through the date of this report have been adversely affected by certain regulatory and environmental matters, including during the second half of 1998 through the date of this report, the absence of a sufficient number of available THPs to enable the Company to conduct its operations at historic levels.

      On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provided the framework for the acquisition of the Headwaters Timberlands by the United States and California. Consummation of the Headwaters Agreement was conditioned upon, among other things, approval of an SYP, approval of a Multi-Species HCP and issuance of the Permits. As further described in Note 3 "Significant Acquisitions and Dispositions," on March 1, 1999, the Pacific Lumber Parties, the United States and California consummated the Headwaters Agreement. In addition to the transfer of the Headwaters Timberlands by the Pacific Lumber Parties described in Note 3, the Final SYP and the Final HCP were approved and the Permits were issued. The Pacific Lumber Parties and California also executed the California Agreement.

       The Final SYP complies with certain California Board of Forestry regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level. An SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that a timber company's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. The Final SYP is effective for 10 years and may be amended by Pacific Lumber, subject to approval by the CDF. The Final SYP is subject to review after five years. Revised SYPs would be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

      Several species located on the Company's timberlands, including the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, have been listed as endangered or threatened under the ESA and/or the CESA. The Final HCP and the Permits allow incidental "take" of these and certain other listed species so long as there is no "jeopardy" to the continued existence of such species. The Final HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The Final HCP not only provides for the Company's compliance with habitat requirements for the northern spotted owl, the marbled murrelet, the coho salmon and the steelhead trout, it also provides for issuance of Permits for thirteen additional species that are or may be listed in the future. The Final HCP and related Permits have a term of 50 years, and, among other things, include the following protective measures: (i) setting aside timberlands as marbled murrelet conservation areas; (ii) establishing streamside "no-cut" and limited cut buffers and identifying mass wasting areas of concern based on an assessment of each of the Company's watersheds to be completed within five years; (iii) limiting harvesting activities during certain times of the year and during wet weather conditions; and (iv) making certain specified improvements to the Company's roads. The Final SYP is also subject to the foregoing provisions. The Company believes that the Final SYP and the Final HCP should in the long-term expedite the preparation and facilitate approval of its THPs, although the Company is experiencing difficulties in the THP approval process as it implements these agreements.

      Under the Federal Clean Water Act, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board are in the process of establishing TMDLs for seventeen northern California rivers and certain of their tributaries, including certain water courses that flow within the Company's timberlands. The final TMDL requirements applicable to the Company's timberlands may require aquatic measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the Final HCP.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the Final HCP and/or the Final SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On or about January 29, 1999, the Company received the EPIC Notice Letter which alleges various violations of the ESA and challenges, among other things, the validity and legality of the Permits. On or about May 21, 1999, EPIC and other environmental groups sent the Supplemental EPIC Notice Letter, incorporating the EPIC Notice Letter and threatening to sue the Company, Pacific Lumber, Scotia LLC, Salmon Creek and various government agencies for alleged violations of the ESA relating to various aspects of the Headwaters Agreement. Separately, on March 31, 1999, the EPIC- SYP/Permits lawsuit was filed alleging various violations of the CESA and CEQA, and challenging, among other things, the validity and legality of the Permits issued by California and the Final SYP. On March 31, 1999, the USWA lawsuit was filed also challenging the validity and legality of the Final SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Final Plans, and the Company is working with the relevant state and federal agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC Notice Letter, the Supplemental EPIC Notice Letter, the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition or results of operations or the ability to harvest timber. While the Company expects environmentally focused objections and lawsuits to continue, it believes that the Final HCP, Final SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

      OTS Contingency and Related Matters
      On December 26, 1995, the OTS initiated a formal administrative proceeding against the Company and others by filing the Notice. The Notice alleges, among other things, misconduct by the Company, Federated, Mr. Charles Hurwitz and others (the "respondents") with respect to the failure of USAT, a wholly owned subsidiary of UFG. At the time of receivership, the Company owned approximately 13% of the voting stock of UFG. The Notice claims that the Company was a savings and loan holding company, that with others it controlled USAT, and that it was therefore obligated to maintain the net worth of USAT. The Notice makes numerous other allegations against the Company and the other respondents, including, among other things, allegations that through USAT it was involved in prohibited transactions with Drexel, Burnham, Lambert Inc. The hearing on the merits of this matter commenced on September 22, 1997 and concluded on March 1, 1999. On February 10, 1999, the OTS and FDIC settled with all of the respondents except Mr. Hurwitz, the Company and Federated for $1.0 million and limited cease and desist orders.

      Post-hearing briefing is expected to continue at least until December 1999. On October 4, 1999, the OTS filed its initial post-hearing brief. In its brief, the OTS claims, among other things, that the remaining respondents, Mr. Hurwitz, the Company and Federated, are jointly and severally liable to pay either $821.3 million in restitution and reimbursement or $362.6 million for alleged unjust enrichment. The OTS also claims that each remaining respondent should be required to pay $4.6 million in civil money penalties, and that Mr. Hurwitz should be prohibited from engaging in the banking industry. The respondents' brief, which was also filed on October 4, 1999, claims that none of them has any liability in this matter.

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

9.     DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

      At September 30, 1999, the net unrealized loss on KACC's position in aluminum forward sales and option contracts (excluding the impact of those contracts discussed below which have been marked to market), energy forward purchase and option contracts, and forward foreign exchange contracts was approximately $36.6 million (based on comparisons to applicable quarter-end published market prices). As KACC's hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in these hedging activities will generally be offset by losses or gains, respectively, on the transactions being hedged.

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

      From time to time in the ordinary course of business, KACC enters into hedging transactions to provide price risk management in respect of the net exposure of earnings and cash flows resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by KACC to effectively fix the price that KACC will receive for its shipments. KACC also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for KACC's anticipated sales, and/or (iii) to permit KACC to realize possible upside price movements. As of September 30, 1999, KACC had sold forward, at fixed prices, approximately 6,000 tons of primary aluminum with respect to the remainder of 1999. As of September 30, 1999, KACC had also entered into option contracts that established a price range for an additional 65,000, 341,000 and 180,000 tons of primary aluminum for the remainder of 1999, 2000 and 2001, respectively.

      Additionally, through September 30, 1999, KACC had entered into a series of transactions with a counterparty that will provide KACC with a premium over the forward market prices at the date of the transaction for 4,000 tons of primary aluminum per month during the period October 1999 through June 2001. KACC also contracted with the counterparty to receive certain fixed prices (also above the forward market prices at the date of the transaction) on 8,000 tons of primary aluminum per month over a three year period commencing October 2001, unless market prices during certain periods decline below a stipulated "floor" price, in which case, the fixed price sales portion of the transactions terminate. The price at which the October 2001 and later transactions terminate is well below current market prices. While Kaiser believes that the October 2001 and later transactions are consistent with its stated hedging objectives, these positions do not qualify for treatment as a "hedge" under current accounting guidelines. Accordingly, these positions are "marked to market" each period. For the quarter and nine-month periods ended September 30, 1999, Kaiser recorded mark-to-market charges of $5.9 million and $20.0 million in other income (expense) associated with the transactions described in this paragraph.

      As of September 30, 1999, virtually all of KACC's sales of alumina to third parties for 1999, 2000 and 2001 are indexed to future prices of primary aluminum.

      Energy
   KACC is exposed to energy price risk from fluctuating prices for fuel oil and diesel fuel consumed in the production process. KACC from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of September 30, 1999, KACC held a combination of fixed price purchase and option contracts for an average of 249,000 and 232,000 barrels per month of fuel oil and diesel fuel for 1999 and 2000, respectively.

      Foreign Currency
      KACC enters into forward exchange contracts to hedge material cash commitments in respect of foreign subsidiaries or affiliates. At September 30, 1999, KACC had net forward foreign exchange contracts totaling approximately $113.1 million for the purchase of 170.0 million Australian dollars from October 1999 through May 2001, in respect of its Australian dollar-denominated commitments for the remainder of 1999 through May 2001. In addition, KACC has entered into an option contract to purchase 42.0 million Australian dollars for the period from January 2000 through June 2001.

10.     SEGMENT INFORMATION

      The following table presents financial information by reportable segment (in millions).



                                                       FOREST      REAL       RACING                  CONSOLIDATED
                                         ALUMINUM     PRODUCTS    ESTATE    OPERATIONS   CORPORATE        TOTAL
                                       ------------  ----------  --------  ------------ -----------  --------------

Net sales to unaffiliated customers
   for the three months ended:
      September 30, 1999.............  $     520.3   $    49.0   $   9.2   $       6.8  $        -   $       585.3
      September 30, 1998.............        541.6        65.9      15.2           6.1           -           628.8

Operating income (loss) for the
   three months ended:
      September 30, 1999.............        (10.6)       (3.8)     (2.9)          0.3        (2.1)          (19.1)
      September 30, 1998.............         32.3        12.9      (0.9)            -        (3.9)           40.4

Depreciation, depletion and
amortization for the three months
   ended:
      September 30, 1999.............         19.4         3.7       1.5           0.2         0.2            25.0
      September 30, 1998.............         23.0         5.9       0.9           0.2          -             30.0

Net sales to unaffiliated customers
   for the nine months ended:
      September 30, 1999.............      1,524.7       137.1      37.4          19.7           -         1,718.9
      September 30, 1998.............      1,753.4       181.3      41.0          16.7           -         1,992.4

Operating income (loss) for the
   nine months ended:
      September 30, 1999.............        (39.9)       (8.5)     (4.2)          2.5        (6.8)          (56.9)
      September 30, 1998.............        135.4        37.7      (0.7)          0.6       (10.3)          162.7

Depreciation, depletion and
amortization for the nine months
   ended:
      September 30, 1999.............         64.9        12.9       4.7           0.8         0.4            83.7
      September 30, 1998.............         70.3        17.3       2.0           0.7         0.4            90.7

Total assets as of:
      September 30, 1999.............      3,037.3       867.7     191.6          37.9       162.7         4,297.2
      December 31, 1998..............      2,928.7       682.6     194.6          36.3       233.0         4,075.2



      Operating income (loss) in the column entitled "Corporate" represents corporate general and administrative expenses not directly attributable to the reportable segments. This column also serves to reconcile the total of the reportable segments' amounts to totals in the Company's consolidated financial statements. The reconciling amounts for total assets for September 30, 1999 and December 31, 1998 are primarily related to deferred tax assets. The increase in assets for the forest products segment between periods is primarily due to the deposit of $285.0 million of Escrowed Funds related to the sale of the Headwaters Timberlands.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following should be read in conjunction with the response to Part I,
Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item are defined in the "Glossary of Defined Terms" contained in Appendix A.

      This Quarterly Report on Form 10-Q contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section, in Item 3. "Quantitative and Qualitative Disclosures About Market Risk" and in Part II. Item 1. "Legal Proceedings." Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward- looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Form 10-Q and the Form 10-K identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

      Recent Events and Developments

      Incident at Gramercy Facility
      On July 5, 1999, KACC's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. Twenty-four employees were injured in the incident, several of them severely. As a result of the incident, alumina production at the facility was completely curtailed. Production at the plant is expected to remain curtailed until at least mid-2000 when KACC expects to begin partial production. Based on preliminary estimates, full production is expected to be achieved by the end of 2000 or shortly thereafter. However, any delay in obtaining the necessary permits or approvals to begin construction or operations would likely delay these expected production dates. Shortly after the incident, KACC declared force majeure with respect to certain of its third party alumina and hydrate sales contracts and third party vendor purchase contracts. However, KACC subsequently agreed to supply certain third party alumina customers. See Business Interruption below.

      The cause of the incident is under investigation by KACC and governmental agencies. Depending on the outcome of the ongoing investigations by the various government agencies, KACC could be subject to civil and/or criminal fines and penalties. However, as more fully explained below, based on what is known to date, Kaiser believes that the financial impact of this incident (in excess of insurance deductibles and self-retention provisions) will be largely offset by insurance coverage.

      KACC has significant amounts of insurance coverage related to the Gramercy incident. Deductibles and self- retention provisions under the insurance coverage for the incident total $5.0 million, which amounts have been charged to cost of sales and operations during the quarter ended September 30, 1999. KACC's insurance coverage has four separate components: property damage, business interruption, liability and workers' compensation. These components are discussed in the following paragraphs.

      Property Damage. KACC's insurance policies provide that, if KACC rebuilds the facility (which is KACC's current intention), KACC will be reimbursed for the costs of repairing or rebuilding the damaged portion of the facility using new materials of like kind and quality with no deduction for depreciation. KACC and its engineers are in the process of developing construction alternatives and cost projections to rebuild the facility. Once this process is complete, KACC will have detailed discussions with the insurance carriers and their representatives regarding the amount of reimbursement. KACC expects that it will be able to reach an agreement with its insurance carriers as to a minimum amount of property damage reimbursement during the fourth quarter of 1999. However, there can be no assurance that the discussions with the insurance carriers and their representatives will be completed by the end of the fourth quarter or that the minimum amount of insurance proceeds will be known by that time. It is unclear when KACC will reach a final agreement as to the ultimate amount of recoveries KACC will receive. At September 30, 1999, KACC had accrued approximately $3.0 million for estimated property damage insurance recoveries.

      As the estimated amount of reimbursement becomes known to KACC, it will be required under generally accepted accounting principles to recognize gains to the extent that the estimated insurance proceeds exceed the carrying value of the damaged property, which is approximately $15.0 million. Such gains may be reflected beginning in the fourth quarter of 1999 and from time to time thereafter as additional property reimbursements are agreed to by the insurance carriers. The amount of such gains is expected to be significant. The overall impact of recognizing the gains will be a significant increase in stockholders' equity and an increase in depreciation expense in future years once production is restored.

      Business Interruption. KACC's insurance policies provide for the reimbursement of specified continuing expenses incurred during the interruption period plus lost profits (or less expected losses) plus other expenses incurred as a result of the incident. Operations at the Gramercy facility and a 49%-owned facility in Jamaica, which supplies bauxite to Gramercy, will continue to incur operating expenses until production at the Gramercy facility is restored. The Gramercy facility will also incur incremental costs for clean up and other activities during the remainder of 1999 and 2000. Additionally, KACC will incur increased costs as a result of recent agreements to supply certain of Gramercy's major customers with alumina, despite the fact that KACC had declared force majeure with respect to the contracts shortly after the incident. KACC is purchasing alumina from third parties, in excess of the amounts of alumina available from other KACC-owned facilities, to supply these customers' needs as well as to meet intersegment requirements. In consideration of all of the foregoing items, KACC has recorded expected business interruption insurance recoveries totaling $22.0 million as a reduction of cost of sales and operations, which amount substantially offsets actual expenses incurred during the quarter ended September 30, 1999. However, the amount recorded represents an estimate of KACC's business interruption coverage, based on preliminary discussions with the insurance carriers and their representatives, and is, therefore, subject to change. KACC believes that additional amounts may be recoverable. Any adjustments to the recorded amounts of expected recovery will be reflected from time to time as agreements with the insurance carriers are reached. The amounts of such adjustments could be material.

      Since production has been completely curtailed at the Gramercy facility, KACC has, for the time being, suspended depreciation of the facility. Depreciation expense for the first six months of 1999 was approximately $6.0 million. However, KACC believes that the depreciation expense that would have been incurred may be recoverable, at least in part, under its business interruption insurance coverage.

      Liability. The incident has also resulted in more than thirty lawsuits being filed against KACC alleging, among other things, property damage and personal injury. In addition, a claim for alleged business interruption losses has been made by a neighboring business. The aggregate amount of damages sought in the lawsuits and other claims cannot be determined at this time; however, KACC does not believe the damages will exceed the amount of coverage under its liability policies.

      Workers' Compensation. Claims relating to all of the injured employees are expected to be covered under KACC's workers' compensation or liability policies. However, the aggregate amount of workers' compensation claims cannot be determined at this time, and it is possible that such claims could exceed KACC's coverage limitations. While it is presently impossible to determine the aggregate amount of claims that may be incurred, or whether they will exceed KACC's coverage limitations, KACC believes that any amount in excess of the coverage limitations will not have a material effect on Kaiser's consolidated financial position or liquidity. However, it is possible that as additional facts become available, additional charges may be required and such charges could be material to the period in which they are recorded.

      Timing of Insurance Recoveries. As of September 30, 1999, Kaiser has accrued receivables totaling approximately $25.0 million for estimated recoveries under its property damage and business interruption insurance coverage. KACC is currently working with the insurance carriers to minimize, to the extent possible, the amount and period of time between when KACC incurs costs and when it is reimbursed. Delays in receiving insurance proceeds could have a temporary adverse impact on KACC's and Kaiser's short-term liquidity and delay the rebuilding of the Gramercy facility.

      Labor Matters
      Substantially all of KACC's hourly workforce at its Gramercy, Louisiana, alumina refinery, Mead and Tacoma, Washington, aluminum smelters, Trentwood, Washington, rolling mill, and Newark, Ohio, extrusion facility were covered by a master labor agreement with the USWA which expired on September 30, 1998. The parties did not reach an agreement prior to the expiration of the master agreement and the USWA chose to strike. In January 1999, KACC declined an offer by the USWA to have the striking workers return to work at the five plants without a new agreement. KACC imposed a lock-out to support its bargaining position and continues to operate the plants with salaried employees and other workers as it has since the strike began.

      As a result of the USWA strike, KACC temporarily curtailed three out of a total of eleven potlines at its Mead and Tacoma, Washington, aluminum smelters at September 30, 1998 (representing approximately 70,000 tons per year of production capacity out of a total combined production capacity of 273,000 tons per year at the facilities). The first of the two Mead potline restarts was completed during the second quarter of 1999. Restart activities on the second of the two Mead potlines were completed in August 1999. The timing for any restart of the Tacoma potline has yet to be determined and will depend upon market conditions and other factors.

      While Kaiser initially experienced an adverse strike-related impact on its profitability, Kaiser believes that KACC's operations at the affected facilities have been substantially stabilized and will be able to run at, or near, full capacity, and that the effect of the incremental costs associated with operating the affected plants during the dispute was eliminated or substantially reduced as of January 1999 (excluding the impacts of the restart costs discussed above and the effect of market factors such as the continued market-related curtailment at the Tacoma smelter). However, no assurances can be given that KACC's efforts to run the plants on a sustained basis, without a significant business interruption or material adverse impact on Kaiser's operating results, will be successful.

      KACC and the USWA continue to communicate. The objective of KACC has been, and continues to be, to negotiate a fair labor contract that is consistent with its business strategy and the commercial realities of the marketplace.

      Strategic Initiatives
      Kaiser has devoted significant efforts toward analyzing its existing asset portfolio with the intent of focusing its efforts and capital in sectors of the industry that are considered most attractive, and in which Kaiser believes it is well positioned to capture value. The initial steps of this process resulted in the June 1997 acquisition of the Bellwood extrusion facility, the May 1997 formation of AKW, the rationalization of certain of Kaiser's engineered products operations, Kaiser's investment to expand its production capacity for heat treat flat-rolled products at its Trentwood, Washington, rolling mill, and Kaiser's fourth quarter 1998 decision to seek a strategic partner for further development and deployment of KACC's Micromill(TM) technology (see, however, "Impairment of Micromill Assets" below). This process has continued in 1999. In February 1999, KACC completed the acquisition of the remaining 45% interest in KLHP, an alumina marketing venture, from its joint venture partner for a cash purchase price of approximately $10.0 million. Additionally, in April 1999, KACC completed the sale of its interest in AKW, an aluminum wheel joint venture, to its partner, Accuride Corporation for $70.4 million. The cash sale represents a continuation of Kaiser's strategy to focus its resources and efforts in industry segments that are considered most attractive and in which it believes it is well positioned to capture value.

      Another area of emphasis has been a continuing focus on managing Kaiser's legacy liabilities, including Kaiser's active pursuit of claims in respect of insurance coverage for certain incurred and future environmental costs, as evidenced by KACC's fourth quarter 1998 receipt of recoveries totaling approximately $35.0 million related to current and future claims against certain of its insurers.

      Impairment of Micromill Assets
      As previously announced, in early 1999, KACC began a search for a strategic partner for the further development and deployment of its Micromill technology. This change in strategic course was based on management's conclusion that additional time and investment would be required to achieve a commercial success. Given Kaiser's other strategic priorities, Kaiser believed that introducing added commercial and financial resources was the appropriate course of action for capturing the maximum long-term value. A number of third parties were contacted regarding joint ventures or other arrangements. Based on negotiations with these third parties, KACC now believes that a sale of the Micromill assets and technology is more likely than a partnership and that any such sales transaction would likely result in KACC receiving a combination of a small up front payment and future payments based on the subsequent performance and profitability of the Micromill technology. As a result of these negotiations, KACC concluded that the carrying value of the Micromill assets should be reduced by $19.1 million. Accordingly, KACC recorded a non-cash impairment charge to reflect this write-down in the third quarter of 1999.

      Valco Operating Level
      KACC's 90%-owned Valco smelter operated only one of its five potlines during most of 1998. Each of Valco's potlines is capable of producing approximately 40,000 tons per year of primary aluminum. Valco earned compensation in 1998 (in the form of energy credits to be utilized over the last half of 1998 and during 1999) from the VRA in lieu of the power necessary to run two of the potlines that were curtailed during 1998. The compensation substantially mitigated the financial impact in 1998 of the curtailment of such lines. However, Valco did not receive any compensation from the VRA for one additional potline which was curtailed in January 1998. Valco's power allocation for 1999 was sufficient for the smelter to increase its operations from one potline to three potlines as of January 1, 1999. However, production was well below this level in the first half of the year due to the timing of restarts for the two incremental potlines. Consequently, to compensate for low production the first half of the year, Valco has operated above an equivalent three-potline annual rate during the third quarter of 1999 and is expected to continue this production rate during the fourth quarter of 1999. Valco is not expected to receive notice of its 2000 power allocation until sometime in the fourth quarter of 1999. However, taking into account the strong rains in the region and the current lake level, Kaiser expects that Valco may be allocated sufficient power to operate at least four potlines throughout 2000. However, there can be no assurances that Valco will be allocated sufficient power to run four potlines or that Valco will, in fact, operate at that level. Valco has notified the VRA that it believes it had the contractual rights at the beginning of 1998 and 1999 to sufficient energy to run four and one-half potlines for the balance of both years. Valco continues to seek compensation from the VRA with respect to the 1998 and 1999 reductions in its power allocation. Valco and the VRA also are in continuing discussions concerning other matters, including steps that might be taken to reduce the likelihood of power curtailments in the future. No assurances can be given as to the success of these discussions.

     Electric Power Contract - Anglesey
     Electric power for the Anglesey smelter is supplied under a contract which expires in 2001. Anglesey expects to enter into a new power agreement in the fourth quarter of 1999 under which the existing contract would terminate early, in April 2000, and the new agreement would replace it for the period April 2000 through September 2005. Kaiser expects that the price of power under the new agreement will be greater than the price under the present contract, which will reduce KACC's earnings associated with the Anglesey smelter. However, Anglesey has ongoing initiatives to offset the impact of increased energy costs through cost reduction and revenue enhancement initiatives by 2001. However, no assurance can be given that these initiatives will be successful in offsetting such increased energy costs.

     Summary
     The following table presents selected operational and financial information for the three and nine months ended September 30, 1999 and 1998.



                                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                                     ----------------------  -----------------------
                                                                        1999        1998        1999        1998
                                                                     ----------  ----------  ----------- -----------
                                                                  (IN MILLION OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)
Shipments: (1)
   Alumina:
      Third party................................................        572.4       644.6      1,670.8     1,721.7
       Intersegment..............................................        191.4       123.8        531.0       536.2
                                                                     ----------  ----------  ----------- -----------
        Total alumina............................................        763.8       768.4      2,201.8     2,257.9
                                                                     ----------  ----------  ----------- -----------
   Primary aluminum:
      Third party................................................         75.4        61.5        207.3       210.3
      Intersegment...............................................         44.6        48.8        130.4       134.9
                                                                     ----------  ----------  ----------- -----------
        Total primary aluminum...................................        120.0       110.3        337.7       345.2
                                                                     ----------  ----------  ----------- -----------
   Flat-rolled products..........................................         54.3        57.0        165.8       180.3
                                                                     ----------  ----------  ----------- -----------
   Engineered products...........................................         42.9        40.7        127.8       130.7
                                                                     ----------  ----------  ----------- -----------
Average realized third party sales price: (2)
   Alumina (per ton).............................................    $     177   $     190   $      173  $      195
   Primary aluminum (per pound)..................................    $     .68   $     .70   $      .66  $      .70
Net sales:
   Bauxite and alumina:
      Third party (includes net sales of bauxite)................    $   108.3   $   129.3   $    308.8  $    359.5
      Intersegment...............................................         33.7        21.2         86.3        99.5
                                                                     ----------  ----------  ----------- -----------
        Total bauxite and alumina................................        142.0       150.5        395.1       459.0
                                                                     ----------  ----------  ----------- -----------
   Primary aluminum:
      Third party................................................        113.5        94.6        303.1       326.6
      Intersegment...............................................         65.7        66.9        177.9       194.7
                                                                     ----------  ----------  ----------- -----------
           Total primary aluminum................................        179.2       161.5        481.0       521.3
                                                                     ----------  ----------  ----------- -----------
   Flat-rolled products..........................................        140.8       166.2        444.4       557.5
   Engineered products...........................................        134.5       132.6        405.8       451.2
   Minority interests............................................         23.2        18.8         62.6        58.6
   Eliminations..................................................        (99.4)      (88.0)      (264.2)     (294.2)
                                                                     ----------  ----------  ----------- -----------
        Total net sales..........................................    $   520.3   $   541.6   $   1,524.7 $  1,753.4
                                                                     ==========  ==========  =========== ===========
Operating income (loss)..........................................    $   (10.6)  $    32.3   $    (39.9) $    135.4
                                                                     ==========  ==========  =========== ===========
Income (loss) before income taxes and minority interests.........    $   (59.7)  $     5.9   $   (141.6) $     52.2
                                                                     ==========  ==========  =========== ===========
Capital expenditures and investments in
   unconsolidated affiliates.....................................    $    10.0   $    15.6   $     40.3  $     52.3
                                                                     ==========  ==========  =========== ===========

---------------------------

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


      Overview
      Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on KACC's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical fluctuations. See Note 9 to the Consolidated Financial Statements for a discussion of KACC's hedging activities.

      Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the transportation, distribution, and packaging markets. Such changes in demand can directly affect Kaiser's earnings by impacting the overall volume and mix of such products sold. To the extent that these end-use markets weaken, demand can also diminish for what Kaiser sometimes refers to as the "upstream" products: alumina and primary aluminum.

      During 1998, the AMT Price experienced a steady decline during the year, beginning the year in the $.70 to $.75 per pound range and ending the year in the low $.60 per pound range. During the first nine months of 1999, the AMT Price increased from a per pound range of $.57 to $.67 during the first six months to a $.67 to $.72 per pound range during the third quarter. The AMT Price for the week ended October 15, 1999 was approximately $.71 per pound.

      The operating loss before income taxes and minority interests for the quarter and nine months ended September 30, 1999 included a non-cash pre-tax charge of $19.1 million to reduce the carrying value of KACC's Micromill assets. The loss before income taxes and minority interests for the quarter ended September 30, 1999 included a non-cash pre-tax charge of $15.2 million for asbestos-related claims and a pre-tax charge of $5.9 million to reflect mark-to-market adjustments on certain primary aluminum hedging transactions. The loss before income taxes and minority interests for the nine-month period ended September 30, 1999 included a pre-tax charge of $20.0 million to reflect mark-to-market adjustments on certain primary aluminum hedging transactions and a non-cash pre-tax charge of $53.2 million for asbestos-related claims. The charges for the nine-month period were offset by a pre-tax gain of $50.5 million on the sale of Kaiser's interests in AKW.

      Operating income for the quarter and nine-month periods ended September 30, 1998 included a non-recurring unfavorable gross profit impact of preparing for a strike by employees represented by the USWA at five locations.

      Net sales

      Bauxite and alumina. Third party net sales of alumina declined 16% for the quarter ended September 30, 1999, as compared to the same period in 1998 as a result of a 7% decline in third party average realized price and an 11% decline in third party alumina shipments. While the per ton amount realized from third party sales of alumina under KACC's primary-aluminum-linked alumina sales contracts actually rose quarter over quarter, Kaiser's average realized third party prices declined due to a decrease in net gains from the KACC hedging activities. While primary aluminum prices have increased by approximately 7% in the third quarter of 1999 over second quarter 1999 prices, this increase in prices will not be reflected in the segment's sales or operating results until the following quarter as most of KACC's alumina sales contracts are linked to metal prices on a lagged basis of up to three months. The decline in third party shipments of alumina between the third quarter of 1999 and 1998 resulted primarily from differences in the timing of shipments and, to a lesser extent, the net effect of the Gramercy incident, after considering the 190,000 tons of alumina purchased by KACC from third parties to fulfill third party sales contracts.

      Intersegment net sales of bauxite and alumina for the third quarter of 1999 increased by 59% as compared to the same period in 1998. The increase in net sales was due to a 55% increase in intersegment shipments of alumina, primarily resulting from the impact of Valco operating three potlines in 1999 as compared to one potline in 1998 and a 3% increase in the intersegment average realized price due to higher primary aluminum prices in 1999 over the same period in 1998.

      For the nine-month period ended September 30, 1999, third party net sales of alumina were 14% lower than the comparable period in 1998 as the result of an 11% decline in third party average realized prices and a 3% decrease in third party shipments. The decline in average realized prices during the first nine months of 1999 as compared to 1998 was attributable to lower realizations under KACC's primary aluminum linked alumina sales contracts caused by lower primary aluminum market prices as well as a decrease in net gains from KACC hedging activities. The decrease in year- over-year shipments was due primarily to the effect of the Gramercy incident described above.

      Intersegment net sales of bauxite and alumina for the nine-month period ended September 30, 1999, declined by 13% as compared to the same period in 1998. The decline in net sales was primarily due to the 12% decline in intersegment average realized price, due to lower primary aluminum prices, as well as reduced intersegment shipments, resulting from potline curtailments at Kaiser's Washington smelters.

      Primary aluminum. Third party net sales of primary aluminum for the third quarter of 1999 were up 20% as compared to the same period in 1998 as a result of a 23% increase in third party shipments offset, in part, by a 3% decrease in the average realized third party sales prices. The increase in quarterly shipments was primarily due to the favorable impact of Valco operating three potlines in 1999, as compared to one potline in 1998, net of the unfavorable impact of the curtailments of one potline at the Tacoma smelter and one potline at the Mead smelter for a portion of the quarter. While average primary aluminum market prices for the quarter ended September 30, 1999, were greater than those in the third quarter of 1998, Kaiser experienced a reduction in quarter-over-quarter average realized third party prices as a result of a decrease in net gains from KACC hedging activities. Intersegment net sales in the third quarter of 1999 decreased approximately 2% from 1998. Intersegment shipments decreased 9% from the comparable prior year period while the average realized price increased by 8%. The increase in the average realized price resulted from higher primary aluminum prices for 1999 over the same period in 1998. The decrease in intersegment shipments between 1999 and 1998 was due to the timing of shipments to Kaiser's fabricated business units as well as reduced internal requirements, primarily at Kaiser's flat-rolled business units.

      For the nine-month period ended September 30, 1999, third party net sales of primary aluminum declined approximately 7% from the comparable period in 1998, primarily as a result of a 6% decline in third party average realized prices. Third party shipments were essentially flat. The decline in third party average realized prices was attributable to both a decrease in primary aluminum market prices and a decrease in net gains from KACC hedging activities. Intersegment net sales for the first nine months of 1999 were down 9% as compared to the same period in 1998. Intersegment average realized prices were down 5% reflecting lower market prices for aluminum. Intersegment shipments declined 3% due to the timing of shipments to Kaiser's fabricated business units.

      Flat-rolled products. Net sales of flat-rolled products for the third quarter of 1999 declined by 15% compared to the third quarter of 1998 as a result of an 11% decline in average realized prices and a 5% decline in shipments. The reduction in shipments was primarily due to reduced demand in 1999 for aerospace heat treat products offset, in small part, by increased shipments of general engineering products. The decline in 1999 average realized prices resulted primarily from a shift of product mix (from aerospace products, which have a higher price and operating margin, to other products) and a reduction in prices resulting from reduced demand for heat treat products.

      For the nine-month period ended September 30, 1999, net sales of flat-rolled products declined by 20% from the comparable period in 1998 as a result of a 13% decline in average realized price and an 8% decline in product shipments. The declines in year-to-date 1999 prices and shipments as compared to 1998 were attributable to the same factors described above for the third quarter of 1999.

      Engineered products. Third quarter 1999 net sales of engineered products were slightly higher than those in the third quarter of 1998. A 5% increase in product shipments was substantially offset by a 4% decline in average realized prices. The increase in quarterly shipments was due to a strong increase in the 1999 demand for ground transportation products offset, in part, by a reduced demand in 1999 for aerospace products. The reduction in average realized price between periods was attributable to a change in product mix (higher ground transportation shipments offset by lower aerospace shipments). For the nine-month period ended September 30, 1999, net sales of engineered products declined by approximately 10% from the comparable period in 1998, as a result of an 8% decline in average realized prices and a 2% decline in product shipments. The decline in year-to-date average prices was due to the change in product mix as described above for the third quarter of 1999. On a year-to-date basis, shipments of engineered products for 1999 declined slightly from 1998 as reduced aerospace shipments were almost entirely offset by increased ground transportation product shipments.

   Operating income (loss)

      Bauxite and alumina. Operating income for the quarter and nine-month periods ended September 30, 1999 was down from the comparable periods of 1998 primarily as a result of the price and, to a lesser extent, the volume factors discussed above. Operating income for the quarter and nine months ended September 30, 1999 also reflects the net impact of the Gramercy incident (see "Recent Events and Developments" above) after estimated insurance recoveries. Operating income for the quarter and nine-month periods ended September 30, 1998 included the adverse impact of approximately $1.0 million of incremental strike-related costs.

      Primary aluminum. Operating income for the quarter and nine-month periods ended September 30, 1999 was down from the comparable periods of 1998. The most significant component of this decline was the reduction in average realized prices discussed above. However, also included in 1999 results was the adverse impact of the Valco and Washington smelter potline curtailments (including the fact that there is no mitigating compensation being earned in 1999 for the Valco potline curtailments) and costs of approximately $1.9 million and $11.5 million for the quarter and nine-month periods ended September 30, 1999, respectively, associated with preparing and restarting potlines at the Valco and Washington smelters. Operating income for the quarter and nine-month periods ended September 30, 1998 included the adverse impact of approximately $5.0 million of incremental strike-related costs.

      Flat-rolled products. Operating income decreased significantly in the third quarter and first nine months of 1999 primarily as a result of the decline in prices and shipments discussed above. Operating income for the quarter and nine-month periods ended September 30, 1998 included the adverse impact of approximately $3.0 million of incremental strike-related costs.

      Engineered products. Operating income for the third quarter 1999 increased from the comparable period in 1998 due to the same factors affecting sales discussed above. Operating income for the year-to-date period declined from the comparable period in 1998 as a result of the reduced equity in earnings from AKW (which partnership interests were sold in April 1999) as well as the product mix shift discussed above. Operating income for the quarter and nine-month periods ended September 30, 1998 included the adverse impact of approximately $1.0 million of incremental strike-related costs.

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

      The following table presents selected operational and financial information for the three and nine months ended September 30, 1999 and 1998.


                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30,            SEPTEMBER 30,
                                           ------------------------------------------------
                                              1999        1998         1999        1998
                                           ----------- -----------  ----------  -----------
                                                   (IN MILLIONS OF DOLLARS, EXCEPT
                                                        SHIPMENTS AND PRICES)
Shipments:
   Lumber: (1)
      Redwood upper grades..............          4.9        11.1        19.1         33.2
      Redwood common grades.............         33.4        63.6       101.0        177.1
      Douglas-fir upper grades..........          3.0         1.6         7.5          5.1
      Douglas-fir common grades.........         18.3        11.6        46.0         32.9
      Other.............................          1.8         0.7         6.2          6.4
                                           ----------- -----------  ----------  -----------
        Total lumber....................         61.4        88.6       179.8        254.7
                                           =========== ===========  ==========  ===========
   Wood chips (2).......................         48.1        58.8       124.7        139.6
                                           =========== ===========  ==========  ===========

Average sales price:
   Lumber: (3)
      Redwood upper grades..............   $    1,633  $    1,453   $   1,500   $    1,486
      Redwood common grades.............          646         560         607          540
      Douglas-fir upper grades..........        1,267       1,264       1,286        1,275
      Douglas-fir common grades.........          467         376         433          353
   Wood chips (4).......................           78          74          78           72

Net sales:
   Lumber, net of discount..............   $     42.3  $     57.9   $   120.5   $    163.7
   Wood chips...........................          3.8         4.3         9.7         10.0
   Cogeneration power...................          1.4         1.4         2.7          3.2
   Other................................          1.5         2.3         4.2          4.4
                                           ----------- -----------  ----------  -----------
        Total net sales.................   $     49.0  $     65.9   $   137.1   $    181.3
                                           =========== ===========  ==========  ===========
Operating income (loss).................   $     (3.8) $     12.9   $    (8.5)  $     37.7
                                           =========== ===========  ==========  ===========
Operating cash flow (5).................   $     (0.1) $     18.8   $     4.4   $     55.0
                                           =========== ===========  ==========  ===========
Income (loss) before income taxes (6)...   $    (14.6) $     (8.1)  $   201.9   $    (15.0)
                                           =========== ===========  ==========  ===========
Capital expenditures....................   $      2.4  $      4.4   $    20.0   $     10.4
                                           =========== ===========  ==========  ===========


---------------------------

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


      Net sales
        Net sales for the three and nine month periods ended September 30, 1999 decreased from the comparable 1998 periods due primarily to lower shipments of upper and common grade redwood lumber offset somewhat by higher shipments of Douglas-fir lumber and higher prices for redwood and Douglas-fir lumber. The decrease in shipments of redwood lumber is largely due to continuing reductions in the volume of logs available for the production of lumber products. As was the case in the first half of 1999, the diminished supply of approved THPs continued to affect log supplies in the third quarter. Net sales for the nine months ended September 30, 1999 were also affected by seasonal restrictions on logging operations. See "--Trends" for further discussion of the factors affecting the supply of approved THPs.

        Operating income (loss)
      The Forest Products segment had an operating loss for the three and nine months ended September 30, 1999 as compared to operating income for the comparable 1998 periods primarily due to the decrease in net sales discussed above. Results for the three and nine months ended September 30, 1999 were also affected by higher costs and expenses due to higher logging costs as well as manufacturing inefficiencies resulting from production curtailments at the sawmills due to the lack of logs.

        Income (loss) before income taxes
        Loss before income taxes for the three months ended September 30, 1999 increased from the comparable 1998 period primarily due to the operating loss discussed above. Income before income taxes for the nine months ended September 30, 1999 increased from the comparable prior year period principally due to the gain on the sale of the Headwaters Timberlands of $239.8 million ($142.1 million net of deferred taxes or $18.17 per share) offset by the operating loss discussed above. Income (loss) before income taxes for the three and nine months ended September 30, 1999 also reflects interest income as a result of investing the net proceeds from the sale of the Headwaters Timberlands as well as higher earnings from marketable securities.

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



                                                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                               SEPTEMBER 30,        SEPTEMBER 30,
                                                                           --------------------  -------------------
                                                                              1999       1998      1999       1998
                                                                           ----------  --------  ---------  --------
                                                                                   (IN MILLIONS OF DOLLARS)
Net sales:
   Real estate.........................................................    $    9.2    $  15.2   $   37.4   $  41.0
   SHRP, Ltd..........................................................          6.8        6.1       19.7      16.7
                                                                           ----------  --------  ---------  --------
      Total net sales..................................................    $   16.0    $  21.3   $   57.1   $  57.7
                                                                           ==========  ========  =========  ========

Operating income (loss):
   Real estate.........................................................    $    (2.9)  $  (0.9)  $   (4.2)  $  (0.7)
   SHRP, Ltd...........................................................          0.3         -        2.5       0.6
                                                                           ----------  --------  ---------  --------
      Total operating loss.............................................    $    (2.6)  $  (0.9)  $   (1.7)  $  (0.1)
                                                                           ==========  ========  =========  ========

Income (loss) before income taxes and minority interests:
   Real estate.........................................................    $    (1.3)  $   1.2   $    1.5   $  11.8
   SHRP, Ltd...........................................................          0.1      (0.6)       2.1      (1.4)
                                                                           ----------  --------  ---------  --------
      Total income (loss) before income taxes and minority interests...    $    (1.2)  $   0.6   $    3.6   $  10.4
                                                                           ==========  ========  =========  ========


        Net sales
        Net sales for the quarter and nine months ended September 30, 1999 decreased from the same prior year periods primarily due to lower revenues from the Company's real estate development project in Puerto Rico offset by improved results from SHRP, Ltd.

        Operating income (loss)
        Operating losses increased for the quarter and nine months ended September 30, 1999 from the same periods in 1998 primarily due to lower sales from the Company's real estate development in Puerto Rico.

        Income  before income taxes
        The Real Estate and Racing segments had a combined loss before income taxes for the quarter ended September 30, 1999 as compared to income for the same period in 1998 due to the operating loss discussed above. Income before income taxes for the nine months ended September 30, 1999 decreased from the comparable period in 1998 which included a gain on the sale of a portion of the Company's Waterwood development project.

   OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS


                                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                                       --------------------------     ---------------------------
                                                                          1999            1998           1999            1998
                                                                       ----------      ----------     -----------     -----------
                                                                                        (IN MILLIONS OF DOLLARS)
Operating loss...................................................      $    (2.1)      $    (3.9)     $     (6.8)     $    (10.3)
Loss before income taxes and minority interests..................           (4.1)           (7.5)          (15.6)          (19.0)


      The operating losses represent corporate general and administrative expenses that are not allocated to the Company's industry segments. Operating losses were higher for the three and nine months ended September 30, 1998 due to accruals for certain legal contingencies.

      The loss before income taxes and minority interests includes operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, which are not attributable to the Company's industry segments. In addition to the decline in operating losses, the loss before income taxes and minority interests declined between the three and nine month periods as a result of higher earnings on marketable securities.

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

   PARENT COMPANY AND MGHI

      The various credit instruments of KACC, MGHI, Pacific Lumber and Scotia LLC contain various covenants which, among other things, limit the ability of such entities to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. As of September 30, 1999, no dividends could be paid by MGHI. Pursuant to the terms of the KACC Credit Agreement, Kaiser and KACC are prohibited from paying any dividends with respect to their common stock. As of September 30, 1999, the Company's other subsidiaries (principally real estate) had an aggregate of nonrestricted cash and unused borrowing availability of approximately $33.4 million which could have been paid to the Company.

      On August 18, 1999, the Company amended the Custodial Trust Agreement to extend the maturity date of the borrowing by one year to October 2000.

      Kaiser has an effective shelf registration statement covering the offering of up to 10 million shares of Kaiser common stock owned by the Company.

      As of September 30, 1999, the Company (excluding its subsidiaries) had cash and marketable securities of approximately $36.7 million. The Company believes that its existing resources, together with the cash available from subsidiaries and financing sources, will be sufficient to fund its working capital requirements for the next year. With respect to its long-term liquidity, the Company believes that its existing cash and cash resources, together with the cash proceeds that would be available from the sale of assets and distributions from its subsidiaries should be sufficient to meet its working capital requirements. However, there can be no assurance that the Company's cash resources, together with the cash proceeds from the sale of assets, distributions from its subsidiaries and other sources of financing, will be sufficient for such purposes. Any materially adverse outcome of the litigation described in Note 8 to the Consolidated Financial Statements could materially adversely affect the Company's consolidated financial position, results of operations or liquidity.

   ALUMINUM OPERATIONS

      At September 30, 1999, Kaiser had long-term debt of $970.0 million, including $7.7 million outstanding under the revolving credit facility of the KACC Credit Agreement, compared with $963.0 million at December 31, 1998.

      At September 30, 1999, $244.1 million (of which $54.7 million could have been used for letters of credit) was available to KACC under the KACC Credit Agreement. Loans under the KACC Credit Agreement bear interest at a spread (which varies based on the results of a financial test) over either a base rate or LIBOR, at Kaiser's option. During the quarter ended September 30, 1999, the average per annum interest rate on loans outstanding under the KACC Credit Agreement was approximately 9.75%.

      Kaiser has an effective shelf registration statement covering the offering from time to time of up to $150.0 million of equity securities.

       Kaiser's capital expenditures during the nine months ended September 30, 1999 were $40.3 million. The only significant expenditure was the purchase of the remaining 45% interest in KLHP for approximately $10.0 million. Total capital expenditures (of which approximately 8% is expected to be funded by Kaiser's minority partners in certain foreign joint ventures) are expected to be between $60.0 million and $133.0 million per annum in each of 1999 through 2001, prior to any consideration of plans to rebuild the Gramercy facility. The level of capital expenditures may be adjusted from time to time depending on Kaiser's price outlook for primary aluminum and other products, KACC's ability to assure future cash flows through hedging or other means, Kaiser's financial position and other factors.

      As of September 30, 1999, Kaiser had accrued receivables relating to the Gramercy incident totaling approximately $25.0 million for estimated recoveries under KACC's property damage and business interruption insurance coverage. KACC is working with the insurance carriers to minimize, to the extent possible, the amount and period of time between when KACC incurs costs and when it is reimbursed. Delays in receiving insurance proceeds could have a temporary adverse impact on KACC's and Kaiser's short-term liquidity and delay the rebuilding of the Gramercy facility. However, Kaiser believes that its existing cash resources, together with cash flow from operations and borrowings under the KACC Credit Agreement, will be sufficient to meet its working capital and capital expenditure requirements for the next year. KACC's ability to make payments on and to refinance its debt depends on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond KACC's control. KACC will need to refinance all or a substantial portion of its debt on or before maturity. No assurance can be given that KACC will be able to refinance its debt on acceptable terms. However, with respect to its long-term liquidity, Kaiser believes that operating cash flow, together with the ability to obtain both short-and long-term financing, should provide sufficient funds to meet KACC's and Kaiser's long-term working capital and capital expenditure requirements.

   FOREST PRODUCTS OPERATIONS

      As of September 30, 1999, MGI and its subsidiaries had consolidated long-term debt primarily related to the Timber Notes of $844.2 million (net of current maturities) compared to $860.2 million at December 31, 1998. As of September 30, 1999, $30.6 million of total availability existed under the Pacific Lumber Credit Agreement, $4.0 million borrowings were outstanding and letters of credit outstanding amounted to $12.4 million.

      During the nine months ended September 30, 1999, MGI paid $18.7 million in dividends to MGHI. On September 16, 1999, Britt paid a dividend of $5.7 million to MGI which in turn made a capital contribution to Pacific Lumber for the same amount.

       The Escrowed Funds were $288.6 million as of September 30, 1999 and are to be made available as necessary to support Scotia LLC's Timber Notes. The Escrowed Funds may be released by the Escrow Agent only in accordance with the terms of the Escrow Agreement.

      On July 16, 1999, Scotia LLC's Line of Credit Agreement was extended for an additional year to July 16, 2000. Interest on initial borrowings outstanding for less than six months was increased to the Base Rate (as defined in the agreement) plus 0.25% or a one month or six month LIBOR rate plus 1%. As of September 30, 1999, $17.7 million was outstanding under Scotia LLC's Line of Credit Agreement.

      On the July 20, 1999 note payment date for the Timber Notes, Scotia LLC had $6.5 million in cash available to pay the $31.6 million in interest due. Scotia LLC borrowed the remaining $25.1 million in funds under the terms of the Line of Credit Agreement. In addition, Scotia LLC paid approximately $2.8 million of principal on the Timber Notes (the amount equal to Scheduled Amortization) using funds received as a capital contribution from Pacific Lumber. Funds for the $2.8 million principal payment were provided from the Escrowed Funds and were released in accordance with the terms of the Escrow Agreement. The indenture governing the Timber Notes was amended to allow the capital contribution from Pacific Lumber to be applied as a principal payment.

      The Company believes that Scotia LLC will not generate sufficient cash from operations to pay all of the interest on the Timber Notes on the January 20, 2000 payment date. However, the Company expects that funds sufficient to meet debt service obligations on the Timber Notes on such date will either be made available from funds borrowed under Scotia LLC's Line of Credit Agreement, through capital contributions from Pacific Lumber or a direct or indirect parent corporation, or from the use of funds now held under the Escrow Agreement.

      MGI and its subsidiaries anticipate that existing cash, cash equivalents, marketable securities, funds available under the Escrow Agreement and available sources of financing will be sufficient to fund their working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, dividends from Scotia LLC to Pacific Lumber will be limited for at least the next one to two years, and therefore, absent any release to Pacific Lumber of the Escrowed Funds, Pacific Lumber will not have adequate funds to support all of its working capital and capital expenditure requirements, and it will require contributions from MGI to meet any deficiencies. Although MGI and its subsidiaries (and in turn MGHI) believe that their existing cash and cash equivalents should provide sufficient funds to meet the working capital and capital expenditure requirements until such time as Pacific Lumber has adequate cash flows from operations, dividends from Scotia LLC and/or funds released from the Escrowed Funds, there can be no assurance that this will be the case. Furthermore, due to its highly leveraged condition, MGI is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see Note 8 to the Consolidated Financial Statements), increased competition from other lumber producers or alternative building products and general economic conditions.

   REAL ESTATE AND RACING OPERATIONS

      As of September 30, 1999, the Company's real estate subsidiaries had approximately $10.3 million available for use under a $14.0 million revolving bank credit facility. There were no outstanding borrowings, and letters of credit outstanding amounted to $0.7 million. The Company believes that the existing cash and credit facilities of its real estate subsidiaries are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing, should provide sufficient funds to meet their working capital and capital expenditure requirements.

      As of September 30, 1999, SHRP, Ltd. had cash and cash equivalents of $11.2 million, $4.2 million which is restricted for payment of purses and property taxes, and a $1.7 million line of credit available to fund its operating activities. Long-term debt, excluding $53.4 million of debt held by affiliates, was $1.4 million as of September 30, 1999. SHRP, Ltd. is able to defer cash interest payments on its long-term debt until September 1, 2001 or until certain conditions are met, and to defer the payment of management fees until two consecutive interest payments on its long-term debt have been paid in cash. The deferral of these items has significantly improved SHRP, Ltd.'s liquidity.

      With respect to long-term liquidity, although only $1.7 million of SHRP, Ltd.'s debt is owned by non-affiliates, there can be no assurance that SHRP, Ltd. will be able to repay or refinance its long-term debt or that alternative sources of funding will be available, if needed.

TRENDS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

   FOREST PRODUCTS OPERATIONS

      The Company's forest products operations are conducted by MGI through Pacific Lumber and Britt. Regulatory and environmental matters play a significant role in Pacific Lumber's operations which are subject to a variety of California and federal laws and regulations, as well as the Final HCP, Final SYP and Pacific Lumber's 1999 TOL, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, and related litigation have increased the cost of logging operations. The Company's forest products segment has also been adversely affected by a lack of available logs as a result of a severely diminished supply of available THPs. Prior to the consummation of the Headwaters Agreement on March 1, 1999, the reduced number of approved THPs was attributable to several factors, including a significantly reduced level of THPs submitted by Pacific Lumber to the CDF during 1998 and during the first two months of 1999 due to (a) the extensive amount of time devoted by Pacific Lumber's foresters, wildlife and fisheries biologists and other personnel to (i) amending a significant number of previously submitted THPs to incorporate various new requirements which Pacific Lumber agreed to as part of the Pre- Permit Agreement, (ii) preparing the Combined Plan and all the related data, responding to comments on the Combined Plan, assessing and responding to federal and state proposals and changes concerning the Combined Plan, and evaluating the Final Plans, (iii) responding to comments received by Pacific Lumber from various federal and state governmental agencies with respect to its filed THPs in light of the new and more stringent requirements that Pacific Lumber agreed to observe pursuant to the Pre-Permit Agreement, and (iv) responding to newly filed litigation involving certain of Pacific Lumber's approved THPs and (b) implementation of a provision contained in the Pre-Permit Agreement which required, for the first time, a licensed geologist to review virtually all of Pacific Lumber's THPs prior to submission to the CDF. Pacific Lumber also experienced an unexpected significantly slower rate of review and approval with respect to its filed THPs due, in large part, to the issues that emerged in applying the requirements embodied in the Pre-Permit Agreement to Pacific Lumber's THPs, certain of which requirements imposed new forestry practices that applied solely to Pacific Lumber's operations.

      With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Final Plans; however, significant additional work continues to be required in connection with their implementation. As a result of the implementation process, 1999 has been a transition period for Pacific Lumber with respect to the filing and approval of its THPs. The transition period is expected to continue into 2000. Certain of the THPs which were approved by the CDF prior to March 1, 1999 were grandfathered under the Implementation Agreement, and are harvestable subject to the harvesting restrictions prescribed under the THPs and satisfaction of certain agreed conditions. The remaining THPs which were in the process of being reviewed but were not yet approved by the CDF at the time of the consummation of the Final Plans each require varying degrees of revisions. Pacific Lumber believes that the rate of submissions of THPs during the fourth quarter will increase. However, Pacific Lumber believes that the review and approval process for THPs through at least the first quarter of 2000 will continue to be slower than Pacific Lumber has historically experienced as Pacific Lumber, the CDF and other agencies continue to develop procedures for implementing the Final Plans. Nevertheless, Pacific Lumber anticipates that after a transition period, the implementation of the Final Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

      There can be no assurance that Pacific Lumber will not continue to experience difficulties in receiving approvals of its THPs similar to those it has been experiencing. Furthermore, there can be no assurance that certain pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Part II. Item 1. "Legal Proceedings" and Note 8 to the Consolidated Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

YEAR 2000 READINESS

      The Company utilizes software and related technologies throughout its business that will be affected by the date change to the year 2000. There may also be technology embedded in certain of the equipment owned or used by the Company that is susceptible to the year 2000 date change as well. Each of the Company's segments has implemented programs to assess the impact of the year 2000 date change. Year 2000 progress and readiness has also been the subject of the Company's normal, recurring internal audit function.

      Kaiser has implemented a company-wide program to coordinate the year 2000 efforts of its individual business units and to track their progress. The intent of the program is to make sure that critical items are identified on a sufficiently timely basis to assure that the necessary resources can be committed to address any material risk areas that could prevent its systems and assets from being able to meet Kaiser's business needs and objectives. Each of Kaiser's business units has developed year 2000 plans specifically tailored to its individual situation. A wide range of solutions is being implemented, including modifying existing systems and, in limited cases where it is cost effective, purchasing new systems. Spending related to these projects, which began in 1997 and is expected to continue through 1999, is currently estimated to be in the $10-15 million range. As of September 30, 1999, Kaiser estimates that approximately $1.8 million of year 2000 expenditures are yet to be incurred. Such remaining amounts are expected to be incurred during the fourth quarter of 1999. System modification costs were expensed as incurred. Costs associated with new systems are being capitalized and will be amortized over the life of the system. In total, Kaiser believes that its remediation and testing efforts are over 90% complete at September 30, 1999. The balance is expected to be completed by November 1999. Kaiser plans to commit the necessary resources for these efforts.

      In addition to addressing Kaiser's internal systems, its company-wide program involved identification of key suppliers, customers, and other third party relationships that could be impacted by year 2000 issues. A general survey has been conducted of Kaiser's supplier and customer base. Direct contact has been made with parties which are deemed to be particularly critical including financial institutions, power suppliers and customers, with which Kaiser has a material relationship.

      Each business unit, including the corporate group, has developed a contingency plan covering the steps that would be taken if a year 2000 problem were to occur despite Kaiser's best efforts to identify and remedy all critical at-risk items. Formal contingency plans have been completed for approximately 85% of Kaiser's facilities and their individual systems as of September 30, 1999. Contingency plans for the remaining facilities and systems are expected to be completed by October 31, 1999. When complete, each contingency plan will address, among other things, matters such as alternative suppliers for critical inputs, incremental standby labor requirements at the millennium to address any problems as they occur, and backup processing capabilities for critical equipment or processes. The goal of the contingency plans will be to minimize any business disruption, such as power shortages and failures by major suppliers, and the associated financial implications.

      MGI has established a team to address the potential impacts of the year 2000 on each of its critical business functions. The team has completed its assessment of MGI's critical information technology and embedded technology, including its geographic information system and the equipment and systems used in operating its sawmills and cogeneration plant, and the required modifications and testing have been completed. The modification costs were less than $100,000. System modification costs were expensed as incurred. Costs associated with new systems were capitalized and will be amortized over the life of the product.

      In addition to addressing MGI's internal systems, the team has identified key vendors that could be impacted by year 2000 issues, and surveys have been conducted regarding their compliance efforts. Management has evaluated the responses to the surveys and made direct contact with parties which were deemed to be critical. These inquiries were made by MGI's own staff, and the costs associated with this program were minimal.

      The Company's real estate segment has completed the process of evaluating its information technology systems, and had substantially completed the modifications to make these systems compliant at the end of 1998. The costs were not material. Other assets with embedded technology are not significant to the business operations of this segment. Several financial institutions provide various services to this segment which are critical to its business operations, and inquiries as to the status of their year 2000 compliance evaluations have been conducted.

      SHRP, Ltd. has assessed both its information technology systems and its embedded technology in order to determine that they are, or will be, year 2000 compliant. Management has identified hardware, including embedded chip technology, that was not year 2000 compliant and replaced it as part of the routine upgrading of computer equipment. Application software has been upgraded and has been certified or tested. SHRP, Ltd. believes that the total cost to make these systems year 2000 compliant will not exceed $100,000. SHRP, Ltd. also places significant reliance on totalisator (computerized wagering system) and other systems which are provided and supported by outside vendors. SHRP, Ltd.'s totalisator system provider has issued a letter certifying that it is year 2000 compliant. SHRP, Ltd. has either received a certification letter or is working closely with other vendors to ensure year 2000 compliance prior to the end of 1999. Because SHRP, Ltd. derives a significant portion of its revenues from customers at other racing organizations that are confronted with the same technological issues, SHRP, Ltd. has been actively participating in an industry-wide assessment and remedial efforts to address the year 2000 issue. Recent tests indicate that communications between the three totalisator service providers will function in the year 2000.

      While the Company believes that its programs are sufficient to identify the critical issues and associated costs necessary to address possible year 2000 problems in a timely manner, there can be no assurance that the programs, or underlying steps implemented, will be successful in resolving all such issues prior to the year 2000. If the steps taken by the Company (or critical third parties) are not made in a timely manner, or are not successful in identifying and remedying all significant year 2000 issues, business interruptions or delays could occur and could materially impact the Company's results and financial condition. However, based on the information the Company has gathered to date and its expectations of its ability to remedy problems encountered, the Company believes that it will not experience significant business interruptions that would materially impact its results or financial condition.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See Part I. Item 7a. "Quantitative and Qualitative Disclosures About Market Risk" in the Form 10-K.

      As a result of KACC's hedging activities through September 30, 1999, approximately 50%, 70% and 30% of KACC's net hedgable volume with respect to the fourth quarter of 1999, and the years 2000 and 2001, respectively, is subject to minimum and maximum contract prices. The average minimum contract prices with respect to the balance of 1999, and the years 2000 and 2001 range from moderately below to significantly below the average AMT price for the week ended October 15, 1999. The average maximum contract prices with respect to the fourth quarter of 1999 and the year 2000 approximate the average AMT price for the week ended October 15, 1999. The average maximum contract price with respect to 2001 is moderately above the average AMT price for the week ended October 15, 1999. While the aforementioned hedging contracts lock in a range of prices for a portion of KACC's net hedgable volume, KACC's average realized prices will typically exceed the amounts realized on its hedging contracts due to location, product and purity premiums on the physical metal sales.


                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

      Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

MAXXAM INC. LITIGATION

      With respect to the OTS action described in the Form 10-K, the post-hearing briefing is expected to continue at least until December 1999. On October 4, 1999, the OTS filed its initial post-hearing brief. In its brief, the OTS claims, among other things, that the remaining respondents, Mr. Hurwitz, the Company and Federated, are jointly and severally liable to pay either $821.3 million in restitution and reimbursement or $362.6 million for alleged unjust enrichment. The OTS also claims that each remaining respondent should be required to pay $4.6 million in civil money penalties, and that Mr. Hurwitz should be prohibited from engaging in the banking industry. The respondents' brief, which was also filed on October 4, 1999, claims that none of them has any liability in the OTS action.

      A recommended decision by the Administrative Law Judge is not expected any sooner than early 2000. A final agency decision would be issued by the OTS Director thereafter. Such decision would then be subject to appeal by any of the parties to the federal appellate court.

KAISER LITIGATION

      KACC is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with KACC or exposure to products containing asbestos produced or sold by KACC. The portion of Note 8 to the Consolidated Financial Statements contained in this report under the heading "Asbestos Contingencies" is incorporated herein by reference. See Part I, Item
3. "Legal Proceedings--Kaiser Litigation--Asbestos-related Litigation" in the Company's Form 10-K for the year ended December 31, 1998.

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

      In connection with the Rollins lawsuit described in the Form 10-K, on September 27, 1999, the Court accepted the plaintiffs' amended complaint which, among other things, eliminated the RICO claims and reduced the number of THPs involved in this lawsuit from 343 to seven.

      In connection with the Wrigley lawsuit described in the Form 10-K, on September 27, 1999, the plaintiffs filed an application seeking to eliminate allegations concerning the seven THPs involved in the Rollins lawsuit reducing to 336 the number of THPs involved in the Wrigley lawsuit.

      With respect to the Hunsaker action described in the Form 10-K, on March 30, 1999, the Court dismissed the lawsuit with prejudice and ordered the plaintiffs to pay the defendants' costs with respect to the lawsuit. On April 30, 1999, the plaintiffs appealed the dismissal.

      With respect to the EPIC lawsuit described in the Form 10-K, on May 5, 1999, the Court dissolved the preliminary injunction, granted the defendants' motion for summary judgment and dismissed the case as moot.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      A.        EXHIBITS:

        *4.1 Amendment No. 1, dated August 19, 1999, to the Loan and Pledge Agreement between the Company and Custodial Trust Company dated October 21, 1997

         4.2 Seventeenth Amendment to the KACC Credit Agreement, dated as of September 24, 1999, amending the KACC Credit Agreement, dated as February 15, 1994, as amended, among KACC, Kaiser, the financial institutions party thereto and BankAmerica Business Credit, as agent. (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999; File No. 1-9447)

        10.1 Second Amendment to Escrow Agreement dated October 6, 1999 among Pacific Lumber, Salmon Creek and Citibank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Scotia LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999; Registration No. 333-63825)

         *27  Financial Data Schedule for the nine months ended September 30,
              1999

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



                                                 MAXXAM INC.





Date: October 27, 1999   By:                  PAUL N. SCHWARTZ
                             ---------------------------------------------------
                                              Paul N. Schwartz
                               President, Chief Financial Officer and Director
                                        (Principal Financial Officer)



Date: October 27, 1999   By:                ELIZABETH D. BRUMLEY
                             ---------------------------------------------------
                                            Elizabeth D. Brumley
                                                 Controller
                                       (Principal Accounting Officer)



                                                                     APPENDIX A

                            GLOSSARY OF DEFINED TERMS

AKW:  AKW L.P., an aluminum wheels joint venture

AMT Price:  Average Midwest United States transaction price for primary aluminum

Anglesey: KACC's 49% owned Anglesey Aluminum Limited smelter in Wales

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

CESA:  California Endangered Species Act

Class A Preferred Stock: Class A $.05 Non-Cumulative Participating Convertible Preferred Stock of the Company

Combined Plan: The Combined SYP and Multi-Species HCP released by Pacific Lumber and Scotia LLC for public review and comment in July 1998

Common Stock:  $0.50 par value common stock of the Company

Company:  MAXXAM Inc.

Custodial Trust Agreement: The loan agreement between the Company and the Custodial Trust Company providing for up to $25.0 million in borrowings, secured by 7,915,000 shares of Kaiser common stock

Elk River Timberlands: The 7,700 acres of timberlands transferred to Pacific Lumber upon the consummation of the Headwaters Agreement

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

Multi-Species HCP:  A habitat conservation plan covering multiple species

NLRB:  The National Labor Relations Board

Notice: A Notice of Charges filed on December 26, 1995 by the OTS against the Company and others with respect to the failure of USAT

OTS:  The United States Department of Treasury's Office of Thrift Supervision

OTS action: A formal administrative proceeding initiated by the OTS against the Company and others on December 26, 1995

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

Pacific Lumber Parties: Pacific Lumber, including its subsidiaries and affiliates, and the Company

Permits: The incidental take permits issued by the United States and California pursuant to the Final HCP

Prefunding Account: Restricted cash held in an account by the trustee under the indenture governing the Timber Notes to enable Scotia LLC to acquire timberlands

Pre-Permit Agreement: The February 27, 1998 Pre-Permit Application Agreement in Principle entered into by Pacific Lumber, the Company and various government agencies regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permits and the SYP

RICO: Racketeering Influence and Corrupt Practices Act

Rollins lawsuit: An action entitled Jennie Rollins, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Barnum Timber Company (No. 9700400) filed on December 2, 1997 in the Superior Court of Humboldt County

Salmon Creek: Salmon Creek Corporation, a wholly owned subsidiary of Pacific Lumber

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

TOL: Timber operator's license allowing the holder to conduct timber harvesting operations

UFG:  United Financial Group, Inc.

ULPs:  Unfair labor practices

USAT:  United Savings Association of Texas

USWA:  United Steelworkers of America

USWA lawsuit: An action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v. California Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation (No. 99CS00626) filed on March 31, 1999 in the Superior Court of Sacramento County and transferred to the Superior Court of Humboldt County on July 13, 1999 (No. CV-990452)

Valco: Volta Aluminium Company Limited, KACC's 90%-owned entity which owns a smelter facility in Ghana

VRA:  Volta River Authority, an electric power supplier to Valco

Wrigley lawsuit: An action entitled Kristi Wrigley, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company LLC and Federated Development Company (No. 9700399) filed December 2, 1997 in the Superior Court of Humboldt County