Form 10-K405
period 1999-12-31
MAXXAM INC
filed 2000-03-10
CIK 63814

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                           ---------------------------


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999      COMMISSION FILE NUMBER 1-3924

                                   MAXXAM INC.
             (Exact name of Registrant as Specified in its Charter)

              DELAWARE                                   95-2078752
    (State or other jurisdiction                      (I.R.S. Employer)
   of incorporation or organization)               Identification Number)

     5847 SAN FELIPE, SUITE 2600                           77057
           HOUSTON, TEXAS                               (Zip Code)
(Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (713) 975-7600

                           ---------------------------


          Securities registered pursuant to Section 12(b) of the Act:

                                                                                       Name of each exchange
                             TITLE OF EACH CLASS                                        ON WHICH REGISTERED
                         ---------------------------                              -------------------------------
Common Stock, $.50 par value.................................................     American, Pacific, Philadelphia


    Number of shares of common stock outstanding at March 8, 2000: 7,257,751
        Securities registered pursuant to Section 12(g) of the Act: None.

                           ---------------------------


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Based upon the March 8, 2000 American Stock Exchange closing price of $28.75 per share, the aggregate market value of the Registrant's outstanding voting stock held by non-affiliates is approximately $125.9 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.


--------------------------------------------------------------------------------



                                TABLE OF CONTENTS


                                     PART I

List of Defined Terms
Item 1.        Business
               General
               Aluminum Operations
               Forest Products Operations
               Real Estate Operations
               Racing Operations

Item 2.        Properties

Item 3.        Legal Proceedings

Item 4.        Submission of Matters to a Vote of Security Holders

                           PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder
                       Matters

Item 6.        Selected Financial Data

Item 7.        Management's Discussion and Analysis of Financial Condition and
                       Results of Operations

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

Item 8.        Financial Statements and Supplementary Data
                       Report of Independent Public Accountants
                       Consolidated Balance Sheet
                       Consolidated Statement of Operations
                       Consolidated Statement of Cash Flows
                       Consolidated Statement of Stockholders' Equity (Deficit) Notes to Consolidated Financial Statements

Item 9.        Changes in and Disagreements with Accountants on Accounting and
                       Financial Disclosure

                          PART III

Items 10-13.   To be filed with the Registrant's definitive proxy statement

                           PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K


                              LIST OF DEFINED TERMS

        Set forth below is a list of all terms used and defined in this Report and the page on which they first appear.


$100 Preference Stock
1984 Plan
1994 Director Plan
1994 Omnibus Plan
1999 TOL
2000 TOL
Acquiring Person
Additional Services Agreement
AKW
Alpart
AMT Price
Anglesey
ATI
Board of Managers
BOF
BPA
Britt
Britt Agreement
CARIFA
CDF
CEQA
CERCLA
CESA
Class A Preferred Stock
CMRT
common
Common Stock
Company
Custodial Trust Agreement
CWCB
Drexel
Elk River Timberlands
Environmental Indemnification Agreement
Environmental Laws
Environmental Plans
EPA
EPIC-SYP/Permits lawsuit
ESA
Escrow Agent
Escrow Agreement
Escrowed Funds
FDIC
FDIC action
Federated
FHLBB
Forest Practice Act
GIS
GPS
Grizzly Creek Agreement
Grizzly Creek Grove
Harvest Value Schedule
HCP
Headwaters Agreement
Headwaters Timberlands
Health Laws
Hydro
Intercompany Note
Junior Preferred Stock
KACC
KACC 10 7/8% Senior Notes
KACC 9 7/8% Senior Notes
KACC Credit Agreement
KACC Indentures
KACC Notes
KACC Senior Subordinated Notes
Kaiser
Kaiser Common Stock
KJBC
KLHP
LIFO
LME
LTSY
Master Purchase Agreement
MAXXAM
MGHI
MGHI Notes
MGI
MSHA
NCRWQCB
NL
NLRB
Notice
Old growth
Old PALCO
Old Timber Notes
OTS
OTS action
Owl Creek Agreement
Owl Creek Grove
Pacific Lumber
Pacific Lumber Credit Agreement
Palco Companies
Palmas
PDMPI
Permits
PET
Pre-Permit Agreement
Prefunding Account
PRIDES
PRP
QAL
Race Park
Racing Act
Racing Commission
Reciprocal Rights Agreement
Redeemable Preference Stock
Required Liquidity Amount
Respondents
RICO
Rollins lawsuit
RTC Portfolio
Salmon Creek
Sam Houston Race Park
SAR Account
SBE Price
Scotia LLC
Scotia LLC Line of Credit
Scotia LLC Timber
Scotia LLC Timber Rights
Scotia LLC Timberlands
Series A Right
Series B Right
Services Agreement
Services Fee
SHRP Notes
SHRP, Ltd
SHRP, Ltd.
SunCor
SYP
take
Timber Notes
Timber Notes Indenture
TMDLs
UFG
ULPs
upper
USAT
USWA
USWA lawsuit
Valco
Valley Race Park
VRA
Westbrook
Wrigley lawsuit
young growth


ITEM 1.         BUSINESS

GENERAL

      MAXXAM Inc. and its majority and wholly owned subsidiaries are collectively referred to herein as the "COMPANY" or "MAXXAM" unless otherwise indicated or the context indicates otherwise. The Company, through Kaiser Aluminum Corporation ("KAISER") and Kaiser's principal operating subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), is an integrated aluminum company. See "--Aluminum Operations." The Company's voting interest in Kaiser is approximately 63%. In addition, the Company is engaged in forest products operations through MAXXAM Group Inc. ("MGI") and MGI's wholly owned subsidiaries, The Pacific Lumber Company and its wholly owned subsidiaries (collectively referred to herein as "PACIFIC LUMBER," unless the context indicates otherwise), and Britt Lumber Co., Inc. ("BRITT"). See "--Forest Products Operations." MGI is a wholly owned subsidiary of MAXXAM Group Holdings Inc. ("MGHI"), which is in turn a wholly owned subsidiary of the Company. The Company is also engaged in real estate investment and development, managed through MAXXAM Property Company, and racing operations, including a Class 1 thoroughbred and quarter horse racing facility located in the greater Houston metropolitan area. See "--Real Estate Operations" and "--Racing Operations." See
Note 15 to the Consolidated Financial Statements (contained in Item 8 to this Report) for certain financial information by industry segment and geographic area.

      This Annual Report on Form 10-K contains statements which constitute"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section (see Item 1. "Business--Aluminum Operations--Incident at Gramercy Facility," "--Strategic Initiatives," "--Business Operations--Primary Aluminum Business Unit," and "--Competition"; "--Forest Products Operations-- Pacific Lumber Operations--Harvesting Practices," "--Production Facilities" and "--Regulatory and Environmental Factors"; several sections under Item 3. "Legal Proceedings"; Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report identifies other factors that could cause such differences between such forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

ALUMINUM OPERATIONS

   GENERAL

      Kaiser operates in several principal aspects of the aluminum industry--the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products. In addition to the production utilized by Kaiser in its operations, Kaiser sells significant amounts of alumina and primary aluminum in domestic and international markets. In 1999, Kaiser produced approximately 2,524,000 tons of alumina, of which approximately 83% was sold to third parties, and produced approximately 426,400 tons of primary aluminum, of which approximately 62% was sold to third parties. In 1999, Kaiser shipped approximately 389,000 tons of fabricated aluminum products to third parties, which accounted for approximately 5% of total United States domestic shipments. References in this Report to tons refer to metric tons of 2,204.6 pounds.

      Kaiser's operations are conducted through KACC's business units. The following table sets forth total shipments and intersegment transfers of Kaiser's alumina, primary aluminum and fabricated aluminum operations:


                                                                                      YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------------
                                                                                 1999           1998           1997
                                                                             -------------  -------------   ------------
                                                                                       (IN THOUSANDS OF TONS)
Alumina:(1)
      Shipments to Third Parties...........................................        2,093.9        2,250.0        1,929.8
      Intersegment Transfers...............................................          757.3          750.7          968.0
                                                                             -------------  -------------   ------------
                                                                                   2,851.2        3,000.7        2,897.8
                                                                             -------------  -------------   ------------
Primary Aluminum:
      Shipments to Third Parties...........................................          295.6          263.2          327.9
      Intersegment Transfers...............................................          171.2          162.8          164.2
                                                                             -------------  -------------   ------------
                                                                                     466.8          426.0          492.1
                                                                             -------------  -------------   ------------

Flat-Rolled Products.......................................................          217.9          235.6          247.9

Engineered Products........................................................          171.1          169.4          152.1

-------------------------------
(1) As a result of an explosion at the Gramercy alumina refinery in July 1999 (see below), which completely curtailed production, shipments to third parties and intersegment transfers for 1999 include approximately 264,000 tons of alumina purchased and resold to certain unaffiliated customers and 131,000 tons of alumina purchased and transferred to Kaiser's primary aluminum business unit.


      The alumina business unit mines bauxite and obtains additional bauxite tonnage under long-term contracts. The primary aluminum business unit operates two wholly owned domestic smelters and two foreign smelters in which Kaiser holds significant ownership interests. Fabricated aluminum products are manufactured by two business units--flat-rolled products and engineered products.

   INCIDENT AT GRAMERCY FACILITY

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      On July 5, 1999, Kaiser's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. Twenty-four employees were injured in the incident, several of them severely. As a result of the incident, alumina production at the facility was completely curtailed. Production at the plant is expected to remain completely curtailed until the third quarter of 2000 when Kaiser expects to begin partial production. Full production is expected to be achieved during the first quarter of 2001 or shortly thereafter. Kaiser has received the regulatory permit required to operate the plant once the facility is ready to resume production. In the interim, Kaiser is purchasing alumina from third parties, in excess of the amounts of alumina available from other Kaiser-owned facilities, to supply major customers' needs as well as to meet intersegment requirements.

     The cause of the incident is under investigation by Kaiser and governmental agencies. In January 2000, the U.S. Mine Safety and Health Administration ("MSHA") issued 21 citations in connection with its investigation of the incident. The citations allege, among other things, that certain aspects of the plant's operations were unsafe and that such mode of operation contributed to the explosion. To date, no monetary penalty has been proposed by MSHA. Although Kaiser expects that a fine will be levied, Kaiser cannot predict the amount of any such fine. It is possible that other civil or criminal fines or penalties could be levied against Kaiser. Kaiser has previously announced that it disagrees with the substance of the citations and has challenged them. However, as more fully explained below, based on what is known to date and discussions with Kaiser's advisors, Kaiser believes that the financial impact of this incident (in excess of insurance deductibles and self-retention provisions) will be largely offset by insurance coverage. Deductibles and self-retention provisions under the insurance coverage for the incident total $5.0 million, which amounts have been charged to cost of sales and operations in 1999.

     As of December 31, 1999, Kaiser had recorded estimated recoveries for clean-up, site preparation and business interruption costs incurred of approximately $55.0 million. As of December 31, 1999, approximately $50.0 million of insurance recoveries had been received. Additionally through February 29, 2000, Kaiser had received approximately $25.0 million of additional insurance recoveries. Also, based on discussions with the insurance carriers and their representatives and third party engineering reports, Kaiser recorded a pre-tax gain of $85.0 million, representing the difference between the minimum expected property damage reimbursement amount and the carrying value of the damaged property of $15.0 million. Kaiser continues to work with its insurance carriers to maximize the amount of recoveries and to minimize, to the extent possible, the period of time between when Kaiser expends funds and when it is reimbursed. However, Kaiser will likely have to fund an average of 30-60 days of property damage and business interruption activity, unless some other arrangement is agreed to with the insurance carriers, and such amounts will be significant. Kaiser believes it has sufficient financial resources to fund the construction and business interruption costs on an interim basis. However, no assurances can be given in this regard. If insurance recoveries were to be delayed or if there were to be other significant uses of the existing capacity under KACC's credit agreement (the "KACC CREDIT AGREEMENT"), delays in the rebuilding of the Gramercy refinery could occur and could have a material adverse impact on Kaiser's liquidity and operating results.

      See Item 3. "Legal Proceedings--Kaiser Litigation--Gramercy Litigation,"
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Aluminum Operations--Recent Events and Developments--Incident at Gramercy Facility" and Note 2 to the Consolidated Financial Statements for further information regarding the Gramercy incident.

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

      While Kaiser initially experienced an adverse strike-related impact on its profitability, Kaiser believes that its operations at the affected facilities, excluding the Gramercy facility (see "--Incident at Gramercy Facility" above), have been substantially stabilized and will be able to run at, or near, full capacity, and that the incremental costs associated with operating the affected plants during the dispute were virtually eliminated in early 1999 (excluding the impact of the restart costs and the effect of market factors such as the continued partial curtailment at the Tacoma smelter; see "--Business Operations--Primary Alumina Business Unit" below). However, no assurances can be given that Kaiser's efforts to run the plants in this manner on a sustained basis, without a significant business interruption or material adverse impact on Kaiser's operating results, will be successful. Kaiser believes that charges of unfair labor practices made against it by the USWA in connection with the dispute are without merit. See Note 13 to the Consolidated Financial Statements. Kaiser and the USWA continue to communicate. The objective of Kaiser has been, and continues to be, to negotiate a fair labor contract that is consistent with its business strategy and the commercial realities of the marketplace.

      Kaiser is also uncertain as to what the ultimate cost would be of a settlement with the USWA. Since the beginning of the dispute, Kaiser has held periodic but unsuccessful talks with the USWA to seek a new labor agreement. Kaiser's proposal to the union has encompassed wage and benefit increases in exchange for productivity improvements. Kaiser believes such a proposal would result in a significant net reduction in operating costs for the affected plants compared to pre-strike levels. However, upon settlement, the Company's earnings may reflect a one-time charge for certain costs associated with the new labor agreement. There can be no assurance that this proposal will be accepted.

      See "--Labor Related Costs" under Note 1 to the Consolidated Financial Statements, "--Labor Matters" under Note 13 to the Consolidated Financial Statements, and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Aluminum Operations--Recent Events and Developments--Labor Matters" for further information with respect to the USWA dispute.

   STRATEGIC INITIATIVES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      Kaiser's strategy is to improve its financial results by: increasing the competitiveness of its existing plants; continuing its cost reduction initiatives; adding assets to businesses it expects to grow; pursuing divestitures of non-core businesses; and strengthening its financial position.

      In 1999, Kaiser completed the acquisition of the remaining 45% interest in Kaiser LaRoche Hydrate Partners ("KLHP"), an alumina marketing venture, for a purchase price of approximately $10.0 million and the sale of its 50% interest in AKW L.P. ("AKW") to its partner for $70.4 million. The strategic analysis process also resulted in Kaiser's agreement in January 2000 to sell the Micromill(TM) assets and technology.

      Another area of emphasis has been a continuing focus on managing Kaiser's legacy liabilities. Kaiser believes that it has insurance coverage available to recover certain incurred and future environmental costs and a substantial portion of its asbestos-related costs and is actively pursuing claims in this regard. During 1998, Kaiser received recoveries totaling approximately $35.0 million from certain of its insurers related to current and future environmental claims. The timing and amount of future recoveries of asbestos-related claims from insurance carriers remains a major priority of Kaiser, but will depend on the pace of claims review and processing by such carriers and the resolution of any disputes that may arise regarding coverage under the insurance policies. However, during 1999, Kaiser reached preliminary agreements in principle under which it expects to collect a substantial portion of its anticipated asbestos-related payments from certain insurance carriers in 2000. See Note 13 to the Consolidated Financial Statements for additional information regarding the legacy liabilities and related insurance coverage.

   SENSITIVITY TO PRICES AND HEDGING PROGRAMS

      Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical fluctuations. Alumina prices, as well as fabricated aluminum product prices (which vary considerably among products), are significantly influenced by changes in the price of primary aluminum and generally lag behind primary aluminum price changes by up to three months. In addition, Kaiser's operations are exposed to risks from fluctuating energy prices for fuels used in the production process and from foreign currency movements in respect of material cash commitments to foreign subsidiaries and affiliates. From time to time in the ordinary course of business, Kaiser enters into hedging transactions to provide risk management in respect of its net exposure of earnings and cash flow related to the above items. While such hedging activities typically are designed to provide protection against unfavorable price changes, they can, in certain circumstances, limit Kaiser's ability to realize favorable price changes and can also impact Kaiser's liquidity. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities--Aluminum Operations--Financing Activities and Liquidity," Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," "--Derivative Financial Instruments" under Note 1 to the Consolidated Financial Statements and Note 14 to the Consolidated Financial Statements for further information.


   BUSINESS OPERATIONS

      Kaiser conducts its operations through four main business units, each of which is discussed below.

      Alumina Business Unit
      The following table lists Kaiser's bauxite mining and alumina refining facilities as of December 31, 1999:


                                                                                                ANNUAL
                                                                                              PRODUCTION          TOTAL
                                                                                               CAPACITY          ANNUAL
                                                                                KAISER       AVAILABLE TO      PRODUCTION
                ACTIVITY                      FACILITY        LOCATION         OWNERSHIP        KAISER          CAPACITY
-----------------------------------------  -------------   ---------------   -------------  ---------------   -------------
                                                                                                (IN THOUSANDS OF TONS)
Bauxite Mining                             KJBC            Jamaica                49.0%             4,500.0         4,500.0
                                           Alpart(1)       Jamaica                65.0%             2,275.0         3,500.0
                                                                                            ---------------   -------------
                                                                                                    6,775.0         8,000.0
                                                                                            ===============   =============

Alumina Refining                           Gramercy(2)     Louisiana             100.0%             1,075.0         1,075.0
                                           Alpart          Jamaica                65.0%               942.5         1,450.0
                                           QAL(3)          Australia              28.3%             1,033.0         3,650.0
                                                                                            ---------------   -------------
                                                                                                    3,050.5         6,175.0
                                                                                            ===============   =============

------------------
(1) Alumina Partners of Jamaica ("ALPART") bauxite is refined into alumina at the Alpart refinery.
(2)   Production is currently completely curtailed.
(3)   Queensland Alumina Limited.


      Kaiser is a major producer of alumina and sells significant amounts of its alumina production in domestic and international markets. Kaiser's strategy is to sell a substantial portion of the alumina available to it in excess of its internal smelting requirements under multi-year sales contracts with prices linked to the price of primary aluminum. See "--Sensitivity to Prices and Hedging Programs" above and "--Competition" below.

      The Government of Jamaica has granted Kaiser a mining lease for the mining of bauxite which will, at a minimum, satisfy the bauxite requirements of Kaiser's Gramercy, Louisiana alumina refinery so that it will be able to produce at its current rated capacity until 2020. Kaiser Jamaica Bauxite Company ("KJBC") mines bauxite from the land which is subject to the mining lease as an agent for Kaiser. Although Kaiser owns 49% of KJBC, it is entitled to, and generally takes, all of its bauxite output. A substantial majority of the bauxite mined by KJBC is refined into alumina at the Gramercy facility, and the remainder is sold to a third party. KJBC's operations have been impacted by the Gramercy incident. Subject to the rebuilding of the Gramercy facility with a double digest bauxite system, the Government of Jamaica has recently agreed to grant Kaiser an additional bauxite mining lease. The new mining lease will be effective upon the expiration of the current lease in 2020 and will enable the Gramercy facility to produce at its rated capacity for an additional ten year period.

      Alumina produced by the Gramercy plant is primarily sold to third parties, but a portion is used by Kaiser in its operations. Production at the Gramercy refinery is completely curtailed as it was extensively damaged by an explosion in the digestion area of the plant in July 1999. Production at the plant is expected to remain completely curtailed until the third quarter of 2000 when partial production is expected to begin. Based on current estimates, full production is expected to be achieved during the first quarter of 2001 or shortly thereafter. In the interim, Kaiser is purchasing alumina from third parties, in excess of the amounts of alumina available from other Kaiser-owned facilities, to supply major customers' needs as well as to meet intersegment requirements. Kaiser believes that the cost to rebuild the Gramercy facility and the adverse impact of the incident on operations will be largely offset by insurance coverage. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities--Aluminum Operations--Financing Activities and Liquidity" and Note 2 to the Consolidated Financial Statements for further information regarding the Gramercy incident. The Gramercy refinery is one of the five Kaiser plants which is subject to the continuing USWA dispute. See "--Labor Matters" above for a discussion of the labor dispute.

      In February 1999, Kaiser purchased its partner's 45% interest in KLHP, a partnership which markets chemical grade alumina manufactured at the Gramercy facility. Chemical grade alumina is sold at a premium price over smelter grade alumina, and this acquisition will permit Kaiser to expand its market position in this business in North America. However, these operations have been impacted by the Gramercy incident. Kaiser has entered into the necessary arrangements to allow it to supply a significant portion of its customers' chemical grade alumina needs. Kaiser believes that any incremental costs incurred in connection with such arrangements, as well as lost profits, will be substantially covered by insurance.

      Alpart holds bauxite reserves and owns a 1.45 million ton per year alumina plant located in Jamaica. Kaiser owns a 65% interest in Alpart, and Hydro Aluminium a.s ("HYDRO") owns the remaining 35% interest. Kaiser has management responsibility for the facility on a fee basis. Kaiser and Hydro have agreed to be responsible for their proportionate shares of Alpart's costs and expenses. The Government of Jamaica has granted Alpart a mining lease and has entered into other agreements with Alpart designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery, as it may be expanded up to a capacity of 2.0 million tons per year, through the year 2024.

      In 1999, Alpart and JAMALCO, a joint venture between affiliates of Alcoa Inc. and the Government of Jamaica, agreed to form a bauxite mining operation joint venture that will consolidate their bauxite mining operations in Jamaica, with the objective of optimizing mining operating and capital costs. The joint venture agreement also grants Alpart certain rights to acquire bauxite mined from JAMALCO's reserves. The joint venture will commence operations in the first quarter of 2000.

      Kaiser owns a 28.3% interest in Queensland Alumina Limited ("QAL"), which owns the largest and one of the most competitive alumina refineries in the world, located in Queensland, Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its shareholders under long-term tolling contracts. The shareholders, including Kaiser, purchase bauxite from another QAL shareholder under long-term supply contracts. Kaiser has contracted with QAL to take approximately 868,000 tons per year of alumina or pay standby charges. Kaiser is unconditionally obligated to pay amounts calculated to service its share ($103.6 million at December 31, 1999) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs.

      In 1999, Kaiser sold alumina to approximately 21 customers, the largest and top five of which accounted for approximately 23% and 72% of net sales, respectively. All of Kaiser's third-party sales of bauxite in 1999 were made to one customer, which sales represent approximately 7% of total bauxite and alumina third party net sales. Kaiser's principal customers for bauxite and alumina consist of other aluminum producers that purchase bauxite and smelter grade alumina, trading intermediaries who resell raw materials to end-users, and users of chemical grade alumina.

      Primary Aluminum Business Unit
      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      The following table lists Kaiser's primary aluminum smelting facilities as of December 31, 1999:


                                                                      ANNUAL
                                                                       RATED          TOTAL
                                                                     CAPACITY        ANNUAL         1999
                                                        KAISER     AVAILABLE TO       RATED       OPERATING
              LOCATION                  FACILITY       OWNERSHIP      KAISER        CAPACITY        RATE
----------------------------------   --------------   ----------  --------------  ------------  -------------
                                                                      (IN THOUSANDS OF TONS)
Domestic
      Washington                     Mead                 100%           200.0          200.0         102%(1)
      Washington                     Tacoma               100%            73.0           73.0          73%(1)
                                                                  --------------  ------------
           Subtotal                                                      273.0          273.0
                                                                  --------------  ------------

International
      Ghana                          Valco                 90%           180.0          200.0          57%(2)
      Wales, United Kingdom          Anglesey              49%            66.2          135.0         102%
                                                                  --------------  ------------
           Subtotal                                                      246.2          335.0
                                                                  --------------  ------------

                Total                                                    519.2          608.0
                                                                  ==============  ===========

------------------
(1)  1999 operating rates were affected by the continuing USWA dispute.
(2) See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Aluminum Operations--Recent Events and Developments--Valco Operating Level" for additional information regarding recent and future operating levels.

      Kaiser has developed and installed proprietary retrofit and control technology in all of its smelters, as well as at third party locations. This technology, which includes the redesign of the cathodes, anodes and bus that conduct electricity through reduction cells, improved feed systems that add alumina to the cells, computerized process control and energy management systems, and furnace technology for baking of anode carbon, has significantly contributed to increased and more efficient production of primary aluminum and enhanced Kaiser's ability to compete more effectively with the industry's newer smelters.

      The Mead facility uses pre-bake technology. Approximately 77% of Mead's 1999 production was used at Kaiser's Trentwood, Washington, rolling mill, and the balance was sold to third parties. Kaiser has modernized and expanded the carbon baking furnace at its Mead smelter. The project has improved the reliability of the carbon baking operations, increased productivity, enhanced safety, and improved the environmental performance of the facility. The first stage of this project, the construction of a new 90,000 ton per year furnace, was completed in 1997. The remaining modernization work was completed in early 1999. The Tacoma facility uses Soderberg technology and produces primary aluminum and high-grade, continuous-cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum. Both smelters have achieved significant production efficiencies through retrofit technology and a variety of cost controls, leading to increases in production volume and enhancing their ability to compete with newer smelters. The business unit maintains specialized laboratories and a miniature carbon plant in the state of Washington which concentrate on the development of cost-effective technical innovations such as equipment and process improvements.

      The process of converting alumina into aluminum requires significant amounts of electric power. The cost of electric power is an important production cost at Kaiser's aluminum smelters. Kaiser purchases electric power for the Mead and Tacoma, Washington, smelters from the Bonneville Power Administration ("BPA"), which supplies approximately half of the electric power for the two plants, and from other suppliers. The power contracts with BPA expire in September 2001, and the power contracts with other suppliers expire at various times through September 2001. BPA is engaged in the process of determining the allocation and price of electric power to its customers for the period October 2001 to September 2006. Kaiser believes that adequate electric power will be available during that period, from BPA and from other suppliers, for the operation of Kaiser's smelters in Washington; however, the price of power purchased from BPA could be significantly greater than the current price for such power.

      The Mead and Tacoma, Washington, smelters are two of the five Kaiser plants which are subject to the continuing USWA dispute. Kaiser temporarily curtailed three out of a total of 11 potlines at its Mead and Tacoma, Washington, aluminum smelters at September 30, 1998, as a result of the USWA strike. The curtailed potlines represented approximately 70,000 tons of annual production capacity out of a total combined production capacity of 273,000 tons per year at the facilities. Restarts of the two Mead potlines were completed during mid-1999. While a portion of the curtailed potline at Tacoma has been restarted to meet internal requirements, the timing for a complete restart of the potline (representing approximately 10,000 tons of idle production capacity) has yet to be determined and will depend upon market conditions and other factors.

      Kaiser manages, and owns a 90% interest in, the Volta Aluminium Company Limited ("VALCO") aluminum smelter in Ghana. The Valco smelter uses pre-bake technology and processes alumina supplied by Kaiser and the other participant into primary aluminum under tolling contracts which provide for proportionate payments by the participants. Kaiser's share of the primary aluminum is sold to third parties. Valco's operating level has been subject to fluctuations resulting from the amount of power it is allocated by the Volta River Authority ("VRA"). The operating level over the last five years has ranged from one to four out of a total of five potlines. During 1999, Valco operated an average of three potlines. Kaiser expects Valco to operate four potlines during 2000.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Aluminum Operations--Recent Events and Developments--Valco Operating Level" for information regarding Valco's power situation.

      Kaiser owns a 49% interest in the Anglesey Aluminium Limited ("ANGLESEY") aluminum smelter at Holyhead, Wales. The Anglesey smelter uses pre-bake technology. Kaiser supplies 49% of Anglesey's alumina requirements and purchases 49% of Anglesey's aluminum output. Kaiser sells its share of Anglesey's output to third parties. Electric power for the Anglesey smelter is supplied under a contract which expires in 2001. Anglesey expects to enter into a new power agreement during the first quarter of 2000 which would extend through September 2005. Kaiser expects that the price of power under the new agreement will be significantly greater than the price under the present contract.

      Kaiser's principal primary aluminum customers consist of large trading intermediaries and metal brokers. In 1999, Kaiser sold its primary aluminum production not utilized for internal purposes to approximately 42 customers, the largest and top five of which accounted for approximately 29% and 68% of net sales, respectively. See "--Competition." Marketing and sales efforts are conducted by personnel located in Houston, Texas, and Tacoma and Spokane, Washington.

      Flat-Rolled Products Business Unit
      The flat-rolled products business unit operates the Trentwood, Washington, rolling mill. The business unit sells to the aerospace and general engineering markets (producing heat treat sheet and plate products), the beverage container market (producing body, lid, and tab stock), and the specialty coil markets (producing automotive brazing sheet, wheel, and tread products), both directly and through distributors. The Trentwood facility is one of the five Kaiser plants which is subject to the continuing USWA dispute.

      Kaiser continues to shift the product mix of its Trentwood rolling mill away from beverage can body stock toward higher value added product lines, such as heat treat, beverage can lid and tab stock, automotive, and other niche businesses in an effort to maximize its profitability. Global sales of Kaiser's heat treat products are made primarily to the aerospace and general engineering markets. In 1999, the business unit shipped products to approximately 147 customers in the aerospace, transportation, and industrial ("ATI") markets, most of which were distributors who sell to a variety of industrial end-users. The top five customers in the ATI markets for flat-rolled products accounted for approximately 18% of the business unit's net sales.

      Kaiser's flat-rolled products are also sold to beverage container manufacturers located primarily in western North America and in the Asian Pacific Rim countries. Quality of products for the beverage container industry, service, price, and timeliness of delivery are the primary bases on which Kaiser competes. In 1999, the business unit had approximately 25 domestic and foreign can stock customers, supplying approximately 35 can plants worldwide. The largest and top five of such customers accounted for approximately 12% and 36%, respectively, of the business unit's net sales. See "-- Competition" below. The marketing staff for the business unit is located at the Trentwood facility. Sales are made directly to end-use customers and distributors from four sales offices in the United States, from a sales office in England, and by independent sales agents in Asia and Latin America.

      Engineered Products Business Unit
      The engineered products business unit operates soft-alloy and hard-alloy extrusion facilities and engineered component (forgings) facilities in the United States and Canada. Major markets for extruded products are in the transportation industry, to which the business unit sells extruded shapes for automobiles, light-duty vehicles, heavy-duty trucks and trailers, and shipping containers, and in the distribution, durable goods, defense, building and construction, ordnance and electrical markets.

      The business unit sells forged parts to customers in the automotive, heavy-duty truck, general aviation, rail, machinery and equipment, and ordnance markets. The high strength-to-weight properties of forged aluminum make it particularly well-suited for automotive applications. The business unit maintains a sales and engineering office in Southfield, Michigan, which works with automobile makers and other customers and plant personnel to create new automotive component designs and to improve existing products.

      Soft-alloy extrusion facilities are located in Los Angeles, California; Sherman, Texas; Richmond, Virginia; and London, Ontario, Canada. Each of the soft-alloy extrusion facilities has fabricating capabilities and provides finishing services. Products manufactured at these facilities include rod, bar, tube, shapes, and billet. The Richmond, Virginia, facility was acquired in mid-1997 and increased Kaiser's extruded products capacity and enhanced its existing extrusion business due to that facility's ability to manufacture seamless tubing and large circle size extrusions and to serve the distribution and ground transportation industries. The 1999 acquisition of an extrusion press in the Los Angeles area also increased capacity in both seamless tube and rod and bar products. Hard-alloy rod and bar extrusion facilities are located in Newark, Ohio, and Jackson, Tennessee, and produce screw machine stock, redraw rod, forging stock, and billet. The Newark facility is one of the five Kaiser plants which is subject to the continuing USWA dispute. A facility located in Richland, Washington, produces seamless tubing in both hard and soft alloys. The business unit also operates an aluminum cathodic protection business located in Tulsa, Oklahoma. The business unit operates forging facilities at Oxnard, California, and Greenwood, South Carolina, and a machine shop at Greenwood, South Carolina. Kaiser sold a small casting operation in Canton, Ohio in May 1999.

      In 1999, the engineered products business unit had approximately 400 customers, the largest and top five of which accounted for approximately 5% and 18%, respectively, of the business unit's net sales. See "--Competition" below. Sales are made directly from plants, and from marketing locations elsewhere in the United States.

   COMPETITION

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      Kaiser competes globally with producers of bauxite, alumina, primary aluminum, and fabricated aluminum products. Many of Kaiser's competitors have greater financial resources than Kaiser. Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality and availability. Aluminum competes in many markets with steel, copper, glass, plastic, and other materials. Beverage container materials, including aluminum, face increased competition from plastics as increased polyethylene terephthalate ("PET") container capacity is brought on line by plastics manufacturers. Kaiser competes with numerous domestic and international fabricators in the sale of fabricated aluminum products. Kaiser manufactures and markets fabricated aluminum products for the transportation, packaging, construction, and consumer durables markets in the United States and abroad. Sales in these markets are made directly and through distributors to a large number of customers. Competition in the sale of fabricated products is based upon quality, availability, price and service, including delivery performance. Kaiser concentrates its fabricating operations on selected products in which it believes it has production expertise, high-quality capability, and geographic and other competitive advantages. Kaiser believes that, assuming the current relationship between worldwide supply and demand for alumina and primary aluminum does not change materially, the loss of any one of Kaiser's customers, including intermediaries, would not have a material adverse effect on its financial condition or results of operations. Also see the description of each of the business units above.

   RESEARCH AND DEVELOPMENT

      Net expenditures for Kaiser-sponsored research and development activities were $11.0 million in 1999, $13.7 million in 1998, and $19.7 million in 1997. Approximately $0.8 million of the 1999 research and development net expenditures were attributable to development of the Micromill assets and technology, which were sold in January 2000. See Note 6 to the Consolidated Financial Statements. Kaiser's research staff totaled 50 at December 31, 1999. Kaiser estimates that research and development net expenditures will be in the range of $9.0 million to $11.0 million in 2000.

   EMPLOYEES

      During 1999, Kaiser employed an average of approximately 8,600 persons, compared with an average of approximately 9,200 persons in 1998 and approximately 9,600 persons in 1997. At December 31, 1999, Kaiser employed approximately 8,300 persons. The foregoing employee figures for 1999 and 1998 include the USWA workers who are currently subject to the lockout imposed by Kaiser as a result of the continuing labor dispute. Since the inception of the labor dispute, Kaiser has operated the five affected facilities with temporary workers who are not included in the employee counts for 1999 and 1998. The average number of temporary workers employed during 1999 at the five plants affected by the USWA labor dispute was approximately 25% less than the average number of USWA workers employed prior to the labor dispute. The labor agreements with employees at the Alpart refinery in Jamaica and the Valco smelter in Ghana both expire in 2001.

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

      Kaiser's current and former operations can subject it to fines or penalties for alleged breaches of the Environmental and Health Laws and to claims and litigation brought by federal, state or local agencies and by private parties seeking remedial or other enforcement action under the Environmental and Health Laws or damages related to alleged injuries to health or to the environment, including claims with respect to certain waste disposal sites and the remediation of sites presently or formerly operated by Kaiser. Kaiser is subject to certain lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). Kaiser, along with certain other entities, has been named as a Potentially Responsible Party ("PRP") for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA and, in certain instances, may be exposed to joint and several liability for those costs or damages to natural resources. Kaiser's Mead, Washington, facility has been listed on the National Priorities List under CERCLA and Kaiser will be required to implement one of several acceptable remedial options suggested by the regulatory authorities.

      Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. Kaiser is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with Kaiser or exposure to products containing asbestos produced or sold by Kaiser. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities--Aluminum Operations--Commitments and Contingencies" and Note 13 to the Consolidated Financial Statements under the headings "Environmental Contingencies" and "Asbestos Contingencies."

   PROPERTIES

      The locations and general character of the principal plants, mines, and other materially important physical properties relating to Kaiser's operations are described above. Kaiser owns in fee or leases all of the real estate and facilities used in connection with its business. Plants and equipment and other facilities, other than the Gramercy facility, are generally in good condition and suitable for their intended uses, subject to changing environmental requirements. Although Kaiser's domestic aluminum smelters and alumina facility were initially designed early in Kaiser's history, they have been modified frequently over the years to incorporate technological advances in order to improve efficiency, increase capacity, and achieve energy savings. Kaiser believes that its plants are cost competitive on an international basis.

      Kaiser's obligations under the KACC Credit Agreement, are secured by, among other things, mortgages on its major domestic plants (other than the Gramercy alumina refinery and Nevada Micromill). For a description of the KACC Credit Agreement, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities--Aluminum Operations--Financing Activities and Liquidity" and Note 8 to the Consolidated Financial Statements.

FOREST PRODUCTS OPERATIONS

   GENERAL

      The Company engages in forest products operations through MGI and its wholly owned subsidiaries, Pacific Lumber and Britt, and Pacific Lumber's wholly owned subsidiaries, Scotia Pacific Company LLC ("SCOTIA LLC") and Salmon Creek LLC (formerly known as Salmon Creek Corporation; "SALMON CREEK"). Pacific Lumber, which has been in continuous operation for over 130 years, engages in several principal aspects of the lumber industry--the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber products and the manufacturing of lumber into a variety of value-added finished products. Britt manufactures redwood fencing and decking products from small diameter logs, a substantial portion of which Britt acquires from Pacific Lumber (as Pacific Lumber cannot efficiently process them in its own mills).

   PACIFIC LUMBER OPERATIONS

      Consummation of the Headwaters Agreement
      On March 1, 1999, Pacific Lumber, Scotia LLC and Salmon Creek (collectively, the "PALCO COMPANIES") consummated the Headwaters Agreement (the "HEADWATERS AGREEMENT") with the United States and California. See "--Regulatory and Environmental Factors" below. Pursuant to the terms of the Headwaters Agreement, approximately 5,600 acres of timberlands owned by the Palco Companies known as the Headwaters Forest and the Elk Head Springs Forest (the "HEADWATERS TIMBERLANDS") were transferred to the United States. A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. In consideration for the transfer of the Headwaters Timberlands, Salmon Creek was paid $299.9 million, Scotia LLC was paid $150,000 and approximately 7,700 acres of timberlands known as the Elk River Timberlands (the "ELK RIVER TIMBERLANDS") were transferred to Pacific Lumber (and subsequently transferred to Scotia LLC). In addition, upon consummation of the Headwaters Agreement (i) habitat conservation and sustained yield plans were approved covering the Scotia LLC Timberlands (as defined below), (ii) California agreed to purchase Scotia LLC's Owl Creek grove and a portion of Pacific Lumber's Grizzly Creek grove, and (iii) the Palco Companies dismissed takings litigation pending against the United States and California. Salmon Creek deposited $285.0 million of the proceeds from the sale of the Headwaters Timberlands into escrow pursuant to an Escrow Agreement (the "ESCROW AGREEMENT"). These proceeds were released from escrow in November 1999, with $169.0 million being placed into a Scheduled Amortization Reserve Account ("SAR ACCOUNT") in order to support principal payments on Scotia LLC's Timber Notes (as defined below). See "--Regulatory and Environmental Factors--Escrow Agreement and SAR Account" below.

      Timber and Timberlands
      Pacific Lumber owns and manages approximately 220,000 acres of virtually contiguous commercial timberlands located in Humboldt County along the northern California coast, an area which has very favorable soil and climate conditions for growing timber. These timberlands contain approximately 67% redwood, 26% Douglas-fir and 7% other timber, are located in close proximity to Pacific Lumber's four sawmills, and contain an extensive network of roads. Approximately 206,000 acres of Pacific Lumber's timberlands are owned by Scotia LLC (the "SCOTIA LLC TIMBERLANDS"). In addition, Scotia LLC has the exclusive right to harvest (the "SCOTIA LLC TIMBER RIGHTS") approximately 12,200 acres of Pacific Lumber's timberlands. The timber in respect of the Scotia LLC Timberlands and the Scotia LLC Timber Rights is collectively referred to as the "SCOTIA LLC TIMBER." Substantially all of Scotia LLC's assets are pledged as security for Scotia LLC's 6.55% Series B Class A-1 Timber Collateralized Notes, 7.11% Series B Class A-2 Timber Collateralized Notes and 7.71% Series B Class A-3 Timber Collateralized Notes (collectively, the "TIMBER NOTES"). The Indenture governing the Timber Notes is referred to herein as the "TIMBER NOTES INDENTURE." Pacific Lumber harvests and purchases from Scotia LLC virtually all of the logs harvested from the Scotia LLC Timber. See "--Relationships with Scotia LLC and Britt" below for a description of this and other relationships among Pacific Lumber, Scotia LLC and Britt.

      Timber generally is categorized by species and the age of a tree when it is harvested. "OLD GROWTH" trees are often defined as trees which have been growing for approximately 200 years or longer and "YOUNG GROWTH" trees are those which have been growing for less than 200 years. The forest products industry grades lumber into various classifications according to quality. The two broad categories into which all grades fall based on the absence or presence of knots are called "upper" and "common" grades, respectively. Old growth trees have a higher percentage of upper grade lumber than young growth trees.

      Pacific Lumber engages in extensive efforts to supplement the natural regeneration of timber and increase the amount of timber on its timberlands. Pacific Lumber is required to comply with California forestry regulations regarding reforestation, which generally require that an area be reforested to specified standards within an established period of time. Pursuant to the Services Agreement described below (see "--Relationships with Scotia LLC and Britt"), Pacific Lumber conducts regeneration activities on the Scotia LLC Timberlands for Scotia LLC. Regeneration of redwood timber generally is accomplished through the natural growth of new redwood sprouts from the stump remaining after a redwood tree is harvested. Such new redwood sprouts grow quickly, thriving on existing mature root systems. In addition, Pacific Lumber supplements natural redwood regeneration by planting redwood seedlings. Douglas-fir timber is regenerated almost entirely by planting seedlings. During 1999, Pacific Lumber planted an estimated 971,000 redwood and Douglas-fir seedlings.

      California law requires timber owners such as Pacific Lumber to demonstrate that their operations will not decrease the sustainable productivity of their timberlands. A timber company may comply with this requirement by submitting a sustained yield plan to the California Department of Forestry ("CDF") for review and approval. A sustained yield plan contains a timber growth and yield assessment, which evaluates and calculates the amount of timber and long-term production outlook for a company's timberlands, a fish and wildlife assessment, which addresses the condition and management of fisheries and wildlife in the area, and a watershed assessment, which addresses the protection of aquatic resources. The relevant regulations require determination of a long-term sustained yield ("LTSY") harvest level, which is the average annual harvest level that the management area is capable of sustaining in the last decade of a 100-year planning horizon. The LTSY is determined based upon timber inventory, projected growth and harvesting methodologies, as well as soil, water, air, wildlife and other relevant considerations. A sustained yield plan must demonstrate that the average annual harvest over any rolling ten-year period within the planning horizon does not exceed the LTSY.

      Pacific Lumber is also subject to federal and state laws providing for the protection and conservation of wildlife species which have been designated as endangered or threatened, certain of which are found on Pacific Lumber's timberlands. These laws generally prohibit certain adverse impacts on such species (referred to as a "TAKE"), except for incidental takes which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permit. A habitat conservation plan analyzes the impact of the incidental take and specifies measures to monitor, minimize and mitigate such impact. In connection with the consummation of the Headwaters Agreement, Scotia LLC and Pacific Lumber reached agreement with various federal and state regulatory agencies with respect to a sustained yield plan (the "SYP") and a multi-species habitat conservation plan (the "HCP," together with the SYP, the "ENVIRONMENTAL PLANS"). See "--Regulatory and Environmental Factors" below.

      Harvesting Practices
      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" in this section for cautionary information with respect to such forward-looking statements.

      The ability of Pacific Lumber to harvest timber will depend, in part, upon its ability to obtain regulatory approval of timber harvesting plans ("THPS"). Prior to harvesting timber in California, companies are required to file with the CDF, and obtain its approval of, a detailed THP for the area to be harvested. A THP must be submitted by a registered professional forester and must include information regarding the method of proposed timber operations for a specified area, whether the operations will have any adverse impact on the environment and, if so, the mitigation measures to be used to reduce any such impact. The CDF's evaluation of THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. The number of Pacific Lumber's approved THPs and the amount of timber covered by such THPs varies significantly from time to time, depending upon the timing of agency review and other factors. Timber covered by an approved THP is typically harvested over more than one year. The Timber Notes Indenture requires Scotia LLC to use its best efforts (consistent with prudent business practices) to maintain a number of pending THPs which, together with THPs previously approved, would cover rights to harvest a quantity of Scotia LLC Timber adequate to pay interest and principal amortization based on the Minimum Principal Amortization Schedule for the Timber Notes for the next succeeding twelve month period. Despite Pacific Lumber's best efforts, during the second half of 1998, into 1999 and through early 2000, Pacific Lumber has experienced an absence of a sufficient number of available THPs for harvest to enable it to conduct its operations at historical levels. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Trends." Pacific Lumber believes that the Environmental Plans should in the long-term expedite the preparation and facilitate approval of its THPs, although Pacific Lumber is experiencing difficulties in the THP approval process as it implements the Environmental Plans.

      Pacific Lumber maintains a detailed geographical information system covering its timberlands (the "GIS"). The GIS covers numerous aspects of Pacific Lumber's properties, including timber type, tree class, wildlife data, roads, rivers and streams. Subject to the terms of the Services Agreement (as defined below), Pacific Lumber, to the extent necessary, provides Scotia LLC with personnel and technical assistance to assist Scotia LLC in updating, upgrading and improving the GIS and the other computer systems owned by Scotia LLC. By carefully monitoring and updating this data base and conducting field studies, Pacific Lumber's foresters are better able to develop detailed THPs addressing the various regulatory requirements. Pacific Lumber also utilizes a Global Positioning System ("GPS") which allows precise location of geographic features through satellite positioning. Use of the GPS greatly enhances the quality and efficiency of the GIS data.

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

      Production Facilities
      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" in this section for cautionary information with respect to such forward-looking statements.

      Pacific Lumber owns four highly mechanized sawmills and related facilities located in Scotia, Fortuna and Carlotta, California. The sawmills historically have been supplied almost entirely from timber harvested from Pacific Lumber's timberlands. Since 1986, Pacific Lumber has implemented numerous technological advances that have increased the operating efficiency of its production facilities and the recovery of finished products from its timber. Pacific Lumber produced approximately 155, 230 and 309 million board feet of lumber in 1999, 1998 and 1997, respectively. The Fortuna sawmill produces primarily common grade lumber and during 1999 produced approximately 54 million board feet of lumber. The Carlotta sawmill produces both common and upper grade redwood lumber and during 1999 produced approximately 31 million board feet of lumber. Sawmills "A" and "B" are both located in Scotia. Sawmill "A" processes Douglas-fir logs and Sawmill "B" primarily processes large diameter redwood logs. During 1999, Sawmills "A" and "B" produced approximately 57 million and 11 million board feet of lumber, respectively. During 1999, Pacific Lumber partially curtailed operations at all of its sawmills due to difficulties in supplying an adequate number of logs. The only sawmill which is curtailed at the present time is Sawmill "B". See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Forest Products Operations--Trends."

      Pacific Lumber operates a finishing and remanufacturing plant in Scotia which processes rough lumber into a variety of finished products such as trim, fascia, siding and paneling. These finished products include a variety of customized trim and fascia patterns. Remanufacturing enhances the value of some grades of lumber by assembling knot-free pieces of narrower and shorter lumber into wider or longer pieces in Pacific Lumber's state-of-the-art end and edge glue plants. The result is a standard sized upper grade product which can be sold at a significant premium over common grade products. Pacific Lumber has also installed a lumber remanufacturing facility at its mill in Fortuna which processes low grade redwood common lumber into value-added, higher grade redwood fence and related products.

      Pacific Lumber dries the majority of its upper grade lumber before it is sold. Upper grades of redwood lumber are generally air-dried for three to 12 months and then kiln-dried for seven to 24 days to produce a dimensionally stable and high quality product which generally commands higher prices than "green" lumber (which is lumber sold before it has been dried). Upper grade Douglas-fir lumber is generally kiln-dried immediately after it is cut. Pacific Lumber owns and operates 34 kilns, having an annual capacity of approximately 95 million board feet, to dry its upper grades of lumber efficiently in order to produce a quality, premium product. Pacific Lumber also maintains several large enclosed storage sheds which can hold approximately 27 million board feet of lumber.

      In addition, Pacific Lumber owns and operates a modern 25-megawatt cogeneration power plant which is fueled almost entirely by the wood residue from Pacific Lumber's milling and finishing operations. This power plant generates substantially all of the energy requirements of Scotia, California, the town adjacent to Pacific Lumber's timberlands where several of its manufacturing facilities are located. Pacific Lumber sells surplus power to Pacific Gas and Electric Company. In 1999, the sale of surplus power accounted for approximately 2% of Pacific Lumber's total revenues.

      Products
      The following table sets forth the distribution of Pacific Lumber's lumber production (on a net board foot basis) and revenues by product line:



                                               YEAR ENDED DECEMBER 31, 1999               YEAR ENDED DECEMBER 31, 1998
                                        ------------------------------------------  -----------------------------------------
                                          % OF TOTAL                                 % OF TOTAL
                                            LUMBER      % OF TOTAL                     LUMBER      % OF TOTAL
                                          PRODUCTION      LUMBER      % OF TOTAL     PRODUCTION      LUMBER      % OF TOTAL
                PRODUCT                     VOLUME       REVENUES      REVENUES        VOLUME       REVENUES      REVENUES
                                        -------------  -------------  ------------  ------------  ------------- -------------
Upper grade redwood lumber.............           12%            29%           23%           14%            35%           29%
Common grade redwood lumber............           35%            39%           32%           58%            49%           41%
                                        -------------  -------------  ------------  ------------  ------------- -------------
   Total redwood lumber................           47%            68%           55%           72%            84%           70%
                                        -------------  -------------  ------------  ------------  ------------- -------------
Upper grade Douglas-fir lumber.........            7%            10%            8%            3%             5%            4%
Common grade Douglas-fir lumber........           41%            20%           16%           22%            10%            8%
                                        -------------  -------------  ------------  ------------  ------------- -------------
   Total Douglas-fir lumber............           48%            30%           24%           25%            15%           12%
                                        -------------  -------------  ------------  ------------  ------------- -------------
Other grades of lumber.................            5%             2%            2%            3%             1%            1%
                                        -------------  -------------  ------------  ------------  ------------- -------------
      Total lumber.....................          100%           100%           81%          100%           100%           83%
                                        =============  =============  ============  ============  ============= =============
Logs...................................
                                                                                5%                                         6%
                                                                      ============                              =============

Hardwood chips.........................                                         4%                                         3%
Softwood chips.........................                                         4%                                         3%
                                                                      ------------                              -------------
   Total wood chips....................                                         8%                                         6%
                                                                      ============                              =============


      Lumber. In 1999, Pacific Lumber sold approximately 178 million board feet of lumber, which accounted for approximately 81% of its total revenues. Lumber products vary greatly by the species and quality of the timber from which they are produced. Lumber is sold not only by grade (such as "upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

      Redwood lumber has historically been Pacific Lumber's largest product category. Redwood is commercially grown only along the northern coast of California and possesses certain unique characteristics that permit it to be sold at a premium to many other wood products. Such characteristics include its natural beauty, superior ability to retain paint and other finishes, dimensional stability and innate resistance to decay, insects and chemicals. Typical applications include exterior siding, trim and fascia for both residential and commercial construction, outdoor furniture, decks, planters, retaining walls and other specialty applications. Redwood also has a variety of industrial applications because of its chemical resistance and because it does not impart any taste or odor to liquids or solids.

      Upper grade redwood lumber, which is derived primarily from large diameter logs and is characterized by an absence of knots and other defects, is used primarily in distinctive interior and exterior applications. The overall supply of upper grade lumber has been diminishing due to increasing environmental and regulatory restrictions and other factors. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Forest Products Operations--Industry Overview." Common grade redwood lumber, historically Pacific Lumber's largest volume product, has many of the same aesthetic and structural qualities of redwood uppers, but has some knots, sapwood and a coarser grain. Such lumber is commonly used for construction purposes, including outdoor structures such as decks, hot tubs and fencing.

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

      Logs. Pacific Lumber sells certain logs that, due to their size or quality, cannot be efficiently processed by its mills into lumber. Substantially all of these logs are purchased by Britt. See "--Relationships with Scotia LLC and Britt" below. Except for the agreement with Britt described below, Pacific Lumber does not have any significant contractual relationships with third parties relating to the purchase of logs. During 1999, Pacific Lumber purchased approximately 57 million board feet of logs from third parties.

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

      Backlog and Seasonality
      Pacific Lumber's backlog of sales orders at December 31, 1999 and 1998 was approximately $15.4 million and approximately $16.8 million, respectively, the substantial portion of which was delivered in the first quarter of the next fiscal year. The decline in the sales backlog from 1998 to 1999 was principally due to a diminished supply of THPs which reduced the volume of logs available for the production of lumber products. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Forest Products Operations--Net Sales" and "--Trends." Pacific Lumber has historically experienced lower first quarter sales due largely to the general decline in construction-related activity during the winter months. As a result, Pacific Lumber's results in any one quarter are not necessarily indicative of results to be expected for the full year. See "--Regulatory and Environmental Factors" below and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Forest Products Operations--Background."

      Other
      The Company also derives revenues from a soil amendment operation and a concrete block manufacturing operation.

      Marketing
      The housing, construction and remodeling markets are the primary markets for Pacific Lumber's lumber products. Pacific Lumber's policy is to maintain a wide distribution of its products both geographically and in terms of the number of customers. Pacific Lumber sells its lumber products throughout the country to a variety of accounts, the large majority of which are wholesalers, followed by retailers, industrial users, exporters and manufacturers. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the Mississippi River, with California accounting for approximately 51% of these sales in 1999. Common grades of Douglas-fir lumber are sold primarily in California. In 1999, Pacific Lumber had three customers which accounted for approximately 7%, 7% and 4%, respectively, of Pacific Lumber's total net lumber sales. Exports of lumber accounted for approximately 5% of Pacific Lumber's total revenues in 1999. Pacific Lumber markets its products through its own sales staff which focuses primarily on domestic sales.

      Pacific Lumber actively follows trends in the housing, construction and remodeling markets in order to maintain an appropriate level of inventory and assortment of products. Due to its high quality products, competitive prices and long history, Pacific Lumber believes it has a strong degree of customer loyalty.

      Competition
      Pacific Lumber's lumber is sold in highly competitive markets. Competition is generally based upon a combination of price, service, product availability and product quality. Pacific Lumber's products compete not only with other wood products but with metals, masonry, plastic and other construction materials made from non-renewable resources. The level of demand for Pacific Lumber's products is dependent on such broad factors as overall economic conditions, interest rates and demographic trends. In addition, competitive considerations, such as total industry production and competitors' pricing, as well as the price of other construction products, affect the sales prices for Pacific Lumber's lumber products. Competition in the common grade redwood and Douglas-fir lumber market is intense, with Pacific Lumber competing with numerous large and small lumber producers.

      Employees
      As of March 1, 2000, Pacific Lumber had approximately 1,150 employees, none of whom are covered by a collective bargaining agreement.

      Relationships with Scotia LLC and Britt
      Scotia LLC's foresters, wildlife and fisheries biologists, geologists and other personnel are responsible for providing a number of forest stewardship techniques, including protecting the timber located on the Scotia LLC Timberlands from forest fires, erosion, insects and other damage, overseeing reforestation activities and monitoring environmental and regulatory compliance. Scotia LLC's personnel are also responsible for preparing THPs and updating the information contained in the GIS. See "--Harvesting Practices" above for a description of the GIS updating process and the THP preparation process.

      Scotia Pacific and Pacific Lumber are parties to several agreements between themselves, including a master purchase agreement, a services agreement, an additional services agreement, an environmental indemnification agreement and a reciprocal rights agreement. The master purchase agreement (the "MASTER PURCHASE AGREEMENT") governs the sale to Pacific Lumber of logs harvested from the Scotia LLC Timberlands. As Pacific Lumber purchases logs from Scotia LLC pursuant to the Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing Scotia LLC Timber covered by approved THPs, and the purchase price is therefore based upon "stumpage prices." Title to, and the obligation to pay for, harvested logs does not pass to Pacific Lumber until the logs are transported to Pacific Lumber's log decks and measured. The Master Purchase Agreement generally contemplates that all sales of logs by Scotia LLC to Pacific Lumber will be at a price which equals or exceeds the applicable SBE Price. The Master Purchase Agreement defines the "SBE PRICE" for any species and category of timber as the stumpage price for such species and category, as set forth in the most recent "HARVEST VALUE SCHEDULE" (or any successor publication) published by the California State Board of Equalization (or any successor agency) applicable to the timber sold during the period covered by such Harvest Value Schedule. Harvest Value Schedules are published twice a year for purposes of computing a yield tax imposed on timber harvested between January 1 through June 30 and July 1 through December 31. SBE Prices are not necessarily representative of actual prices that would be realized from unrelated parties at subsequent dates.

      After obtaining an approved THP, Scotia LLC offers for sale the logs to be harvested pursuant to such THP. While Scotia LLC may sell logs to third parties, it derives substantially all of its revenue from the sale of logs to Pacific Lumber pursuant to the Master Purchase Agreement. Each sale of logs by Scotia LLC to Pacific Lumber is made pursuant to a separate log purchase agreement that relates to the Scotia LLC Timber covered by an approved THP and incorporates the provisions of the Master Purchase Agreement. Each such log purchase agreement provides for the sale to Pacific Lumber of the logs harvested from the Scotia LLC Timber covered by such THP and generally constitutes an exclusive agreement with respect to the timber covered thereby, subject to certain limited exceptions. However, the timing and amount of log purchases by Pacific Lumber is affected by factors outside the control of Scotia LLC, including regulatory and environmental factors, the financial condition of Pacific Lumber, Pacific Lumber's own supply of timber and its ability to harvest such timber, and the supply and demand for lumber products (which, in turn, will be influenced by demand in the housing, construction and remodeling industries).

      Scotia LLC continues to rely on Pacific Lumber to provide operational, management and related services not performed by its own employees with respect to the Scotia LLC Timberlands pursuant to a services agreement (the "SERVICES AGREEMENT"). The services under the Services Agreement include the furnishing of all equipment, personnel and expertise not within Scotia LLC's possession and reasonably necessary for the operation and maintenance of the Scotia LLC Timberlands and the Scotia LLC Timber as well as timber management techniques designed to supplement the natural regeneration of, and increase the amount of, Scotia LLC Timber. Pacific Lumber is required to provide all services under the Services Agreement in a manner consistent in all material respects with prudent business practices which, in the reasonable judgment of Pacific Lumber (a) are consistent with then current applicable industry standards and (b) are in compliance in all material respects with all applicable timber laws. As compensation for the services provided by Pacific Lumber pursuant to the Services Agreement, Scotia LLC pays Pacific Lumber a services fee ("SERVICES FEE") which is adjusted each year based on a specified government index relating to wood products and reimburses Pacific Lumber for the cost of constructing, rehabilitating and maintaining roads, and performing reforestation services, on the Scotia LLC Timberlands, as determined in accordance with generally accepted accounting principles. Certain of such reimbursable expenses are expected to vary in relation to the amount of timber to be harvested in any given period.

      Scotia LLC and Pacific Lumber are also parties to an additional services agreement (the "ADDITIONAL SERVICES AGREEMENT") pursuant to which Scotia LLC provides certain services to Pacific Lumber. Services include (a) assisting Pacific Lumber to operate, maintain and harvest its own timber properties, (b) updating and providing access to the GIS with respect to information concerning Pacific Lumber's own timber properties and (c) assisting Pacific Lumber with its statutory and regulatory compliance. Pacific Lumber pays Scotia LLC a fee for such services equal to the actual cost of providing such services, as determined in accordance with generally accepted accounting principles.

      Scotia LLC, Pacific Lumber and Salmon Creek are also parties to a reciprocal rights agreement (the "RECIPROCAL RIGHTS AGREEMENT") whereby, among other things, the parties granted to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses. In addition, Pacific Lumber and Scotia LLC are parties to an environmental indemnification agreement (the "ENVIRONMENTAL INDEMNIFICATION AGREEMENT"), pursuant to which Pacific Lumber agreed to indemnify Scotia LLC from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the Scotia LLC Timberlands. In particular, Pacific Lumber is liable with respect to any contamination which occurred on the Scotia LLC Timberlands prior to the date of their transfer to Scotia LLC.

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

   BRITT LUMBER OPERATIONS

      Business
      Britt is located in Arcata, California, approximately 45 miles north of Pacific Lumber's headquarters. Britt's primary business is the processing of small diameter redwood logs into wood fencing products for sale to retail and wholesale customers. Britt was incorporated in 1965 and operated as an independent manufacturer of fence products until July 1990, when it was purchased by a subsidiary of the Company. Britt purchases small diameter (6 to 11 inch) redwood logs of varying lengths. Britt's purchases are primarily from Pacific Lumber, although it does purchase a variety of different diameter and different length logs from various other timberland owners. Britt processes logs at its mill into a variety of different fencing products, including "dog-eared" 1" x 6" fence stock in six foot lengths, 4" x 4" fence posts in 6 through 12 foot lengths, and other lumber products in 6 through 12 foot lengths. Britt's purchases of logs from third parties are generally consummated pursuant to short-term contracts of 12 months or less.

      Marketing
      In 1999, Britt sold approximately 65 million board feet of lumber products to approximately 59 different customers. Over one-half of its 1999 lumber sales were in California. The remainder of its 1999 sales were in ten other western states. In 1999, Britt had four customers which accounted for approximately 39%, 15%, 13% and 9%, respectively, of Britt's total sales. Britt markets its products through its own salesmen to a variety of customers, including distribution centers, industrial remanufacturers, wholesalers and retailers.

      Britt's backlog of sales orders at December 31, 1999 and 1998 was approximately $3.5 million and $3.2 million, respectively, the substantial portion of which was delivered in the first quarter of the next fiscal year.

      Facilities and Employees
      Britt's manufacturing operations are conducted on 12 acres of land, ten acres of which are leased on a long-term fixed-price basis from an unrelated third party. Production is conducted in a 46,000 square foot mill. An 18-acre log sorting and storage yard is located one quarter of a mile away. The mill was constructed in 1980, and capital expenditures to enhance its output and efficiency are made periodically. Britt's (single shift) mill capacity, assuming 40 production hours per week, is estimated at 37.4 million board feet of fencing products per year. As of March 1, 2000, Britt employed approximately 130 people, none of whom are covered by a collective bargaining agreement.

      Competition
      Britt competes primarily with the northern California mills of Georgia Pacific, Eel River and Redwood Empire.

   REGULATORY AND ENVIRONMENTAL FACTORS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" in this section for cautionary information with respect to such forward-looking statements.

      General
      Pacific Lumber's business is subject to the Environmental Plans and a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations also plays a significant role in Pacific Lumber's business. The California Forest Practice Act (the "FOREST PRACTICE ACT") and related regulations adopted by the California Board of Forestry (the "BOF") set forth detailed requirements for the conduct of timber harvesting operations in California. These requirements include the obligation of timber companies to prepare, and obtain regulatory approval of, detailed THPs containing information with respect to areas proposed to be harvested (see "--Pacific Lumber Operations--Harvesting Practices" above). California law also requires large timber companies submitting THPs to demonstrate that their proposed timber operations will not decrease the sustainable productivity of their timberlands. See "--Pacific Lumber Operations--Timber and Timberlands" above. The federal Endangered Species Act (the "ESA") and California Endangered Species Act (the "CESA") provide in general for the protection and conservation of specifically listed wildlife and plants which have been declared to be endangered or threatened. These laws generally prohibit the take of certain species, except for incidental takes pursuant to otherwise lawful activities which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permits. A habitat conservation plan, among other things, analyzes the potential impact of the incidental take of species and specifies measures to monitor, minimize and mitigate such impact. The operations of Pacific Lumber are also subject to the California Environmental Quality Act (the "CEQA"), which provides for protection of the state's air and water quality and wildlife, and the California Water Quality Act and Federal Clean Water Act, which require that Pacific Lumber conduct its operations so as to reasonably protect the water quality of nearby rivers and streams. Compliance with such laws, regulations and judicial and administrative interpretations, together with other regulatory and environmental matters, have resulted in restrictions on the scope and timing of Pacific Lumber's timber operations, increased operational costs and engendered litigation and other challenges to its operations.

      The Headwaters Agreement
      In order to, among other things, mitigate these difficulties, on March 1, 1999, Scotia LLC, Pacific Lumber and Salmon Creek consummated the Headwaters Agreement with the United States and California. See "--Pacific Lumber Operations--Consummation of the Headwaters Agreement" above. The Board of Managers of Scotia LLC (the "BOARD OF MANAGERS"), pursuant to a recommendation by a special committee of the Board of Managers which had been appointed to review the Headwaters Agreement, voted to consummate the transactions contemplated by the Headwaters Agreement. A condition of the approval of the transactions by the Board of Managers was that the net proceeds from the sale of the Headwaters Timberlands, subject to release upon the satisfaction of certain conditions, be deposited in a restricted account or trust arrangement to support the Timber Notes. See "--Escrow Agreement and SAR Account" below and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities--Forest Products Operations--Financing Activities and Liquidity" below.

      The Environmental Plans
      The Environmental Plans, consisting of the HCP and the SYP, were approved by the applicable federal and state regulatory agencies upon the consummation of the Headwaters Agreement. In connection with approval of the Environmental Plans, incidental take permits ("PERMITS") were issued with respect to certain threatened, endangered and other species found on the Scotia LLC Timberlands. The Permits cover the 50-year term of the HCP and allow incidental takes of 17 different species covered by the HCP, including four species which are found on the Scotia LLC Timberlands and had previously been listed as endangered or threatened under the ESA and/or the CESA. The agreements which implement the Environmental Plans also provide for various remedies (including the issuance of written stop orders and liquidated damages) in the event of a breach of these agreements or the Environmental Plans by Scotia LLC.

      Under the Environmental Plans, harvesting activities are prohibited or restricted on certain areas of the Scotia LLC Timberlands. For a 50-year period, harvesting activities are severely restricted in several areas (consisting of substantial quantities of old growth redwood and Douglas-fir timber) to serve as habitat conservation areas for the marbled murrelet, a coastal seabird, and certain other species. Additional areas alongside streamsides have been designated as buffers, in which harvesting is prohibited or restricted, to protect aquatic and riparian habitat. These streamside buffers may be adjusted up or down, subject to certain minimum and maximum buffers, based upon a watershed analysis process, which the HCP requires be completed within five years of its effective date. Further, harvesting in other areas of the Scotia LLC Timberlands is currently prohibited while these areas are evaluated for the potential risk of landslide and the degree to which harvesting activities will be prohibited or restricted in the future.

      The HCP also imposes certain restrictions on the use of roads on the timberlands covered by the HCP during several months of the year and during periods of wet weather, except for certain limited situations. These restrictions may restrict operations so that certain harvesting activities can generally only be carried out from June through October of any particular harvest year, and then only if wet weather conditions do not exist. However, Pacific Lumber anticipates that some harvesting will be able to be conducted during the other months. The HCP also requires that 75 miles of roads be stormproofed on an annual basis. Certain other roads must be built or repaired. The HCP requires the stormproofing to be done between May 2 and October 14 of each year, while the road building and repair is to be accomplished between June 2 and October 14 of each year. The road stormproofing and building and repair is also required to be suspended if certain wet weather conditions exist.

      The HCP contains an adaptive management provision, which various regulatory agencies have clarified will be implemented on a timely and efficient basis, and in a manner which will be both biologically and economically sound. This provision allows the Palco Companies to propose changes to any of the HCP prescriptions based on, among other things, certain economic considerations. The regulatory agencies have also clarified that in applying this adaptive management provision, to the extent the changes proposed do not result in the jeopardy of a particular species, the regulatory agencies will consider the practicality of the suggested changes, including the cost and economic feasibility and viability.

      Owl Creek and Grizzly Creek Agreements
      In connection with the consummation of the Headwaters Agreement, California entered into agreements with respect to the future purchase of the Owl Creek grove (the "OWL CREEK AGREEMENT") and a portion of the Grizzly Creek grove (the "GRIZZLY CREEK AGREEMENT").

      Under the Owl Creek Agreement, Scotia LLC agreed to sell the Owl Creek grove to the state of California for consideration consisting of the lesser of the appraised fair market value or $79.7 million. The state may pay the consideration for the Owl Creek grove to Scotia LLC in cash or, at the state's option, 25% in cash and the balance in three equal annual installments without interest. California must purchase the Owl Creek grove by June 30, 2001. Consummation of the purchase is also subject to typical real estate title and other closing conditions. Scotia LLC is continuing to work with California to consummate the sale of the Owl Creek grove. See Note 3 to the Consolidated Financial Statements.

      With respect to the potential future sale of a portion of the Grizzly Creek grove, Pacific Lumber and the California Wildlife Conservation Board ("CWCB") agreed that Pacific Lumber would transfer a portion of the Grizzly Creek grove to the state of California at a purchase price not to exceed $20.0 million. The Grizzly Creek Agreement provides that California must purchase a portion of the Grizzly Creek grove by October 31, 2000. Consummation of the purchase is also subject to typical real estate title and other closing conditions. Also pursuant to the terms of the Grizzly Creek Agreement, Pacific Lumber granted the state of California a five-year option to purchase, at fair market value, additional property within the Grizzly Creek grove. Pacific Lumber is continuing to work with California to consummate the sale of a portion of the Grizzly Creek grove.

      Water Quality
      Under the Federal Clean Water Act, the Environmental Protection Agency (the "EPA") is required to establish total maximum daily load limits ("TMDLS") in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board ("NCRWQCB") are in the process of establishing TMDL limits for 17 northern California rivers and certain of their tributaries, including certain water courses that flow within the Scotia LLC Timberlands. As part of this process, the EPA and the NCRWQCB are expected to submit the TMDL requirements on the Scotia LLC Timberlands for public review and comment. Following the comment period, the NCRWQCB would finalize the TMDL requirements applicable to the Scotia LLC Timberlands, which may require aquatic measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process contained in the HCP.

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

      Timber Operator's License
      Historically, Pacific Lumber has conducted logging operations on the Scotia LLC Timberlands with its own staff of logging personnel as well as through contract loggers. In order to conduct logging operations in California, a logging company must obtain from the CDF a Timber Operator's License. On February 26, 1999, the CDF issued Pacific Lumber a conditional Timber Operator's License ("1999 TOL") for calendar year 1999 which contained, among other things, operational restrictions similar to certain operational restrictions contained in the HCP. During the first week of January 2000, Pacific Lumber was granted a Timber Operator's License for the years 2000 and 2001 ("2000 TOL") containing less restrictions than the 1999 TOL.

      Escrow Agreement and SAR Account
      As a result of the sale of the Headwaters Timberlands, Salmon Creek received proceeds of $299.9 million in cash, prior to payment of closing costs and expenses. Pursuant to the Escrow Agreement entered into among Salmon Creek, Pacific Lumber and Citibank, N.A. (the "ESCROW AGENT"), Salmon Creek deposited $285.0 million of such proceeds into a restricted account (the "ESCROWED FUNDS"), with such Escrowed Funds being made available, while so held in escrow, as necessary to support the Timber Notes, with the balance of $15.0 million being used to defray expenses in connection with negotiation and consummation of the Headwaters Agreement. In November 1999, upon satisfaction of certain requirements set forth in the Escrow Agreement, the Board of Managers approved the release of the Escrowed Funds, with $169.0 million of the Escrowed Funds being placed in the SAR Account in order to support principal payments on the Timber Notes. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities."

REAL ESTATE OPERATIONS

      General
      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Puerto Rico, Arizona and California. At December 31, 1999, the Company had approximately $37.9 million of gross outstanding receivables derived from the financing of real estate sales in its land developments and may continue to finance real estate sales in the future.

      Principal Properties
      Palmas del Mar. Palmas del Mar, a master-planned community located on the southeastern coast of Puerto Rico near Humacao ("PALMAS"), was acquired by a subsidiary of the Company in 1984. As of December 31, 1999, Palmas included approximately 27 developed lots, parcels held for sale consisting of 166 acres, and approximately 1,161 acres of undeveloped land. Palmas del Mar Properties, Inc. ("PDMPI"), the subsidiary through which the Company primarily conducts operations at Palmas, is planning the development and sale of certain of this remaining acreage. PDMPI or its affiliates also own a casino, a Gary Player-designed 18-hole golf course, a Rees Jones-designed 18-hole golf course, 20 tennis courts, and other facilities within Palmas. Additionally, 104 condominiums are utilized by PDMPI in its timesharing program (comprising 5,300 time-share intervals, of which approximately 568 remain to be sold). A 23-room luxury hotel known as the Palmas Inn (which was sold to a third party in 1999 and is currently closed for planned remodeling and renovation), a 102-room hotel and adjacent executive convention center, known as the Doral Resort at Palmas del Mar, a marina, and certain restaurant facilities within Palmas, are owned and operated by third parties. Approximately 1,600 private residences are also presently located within Palmas.

      In 1999, PDMPI sold approximately 57 acres, 11 residential lots, 206 time-share intervals, 64 time-share conversions, and 14 condominiums for an aggregate of $20.6 million, $10.1 million of which has been deferred to future periods. PDMPI is entitled to royalty payments from the purchaser of the Doral Resort at Palmas del Mar, for a period of 49 years (beginning in 1996), based on revenues from the operation of the resort and a percentage of revenues from certain other assets. The Doral Resort at Palmas del Mar and certain other current or former assets of Palmas are being managed for the purchaser and PDMPI by an affiliate of MeriStar Hotels & Resorts, Inc.

      Palmas Country Club, Inc., a subsidiary of PDMPI, owns the Palmas Country Club which consists of the two golf courses at Palmas, a clubhouse, tennis courts and other facilities.

      Fountain Hills. In 1968, a subsidiary of the Company purchased and began developing approximately 12,100 acres of real property at Fountain Hills, Arizona, which is located near Phoenix and adjacent to Scottsdale, Arizona. As of December 31, 1999, the Company's subsidiaries had approximately 1,988 acres of undeveloped residential land, 33 developed commercial and industrial lots, 33 acres of undeveloped commercial and industrial land and 20 developed residential lots available for sale. The year-round population of Fountain Hills is approximately 18,000. The Company is planning the development of certain remaining acreage at Fountain Hills. Future sales are expected to consist mainly of undeveloped acreage, semi-developed parcels and fully-developed lots. During 1999, 29 residential lots, 7 commercial parcels, and 320 acres were sold for an aggregate of $17.0 million, $0.8 million of which has been deferred to future periods. These inventory and sales figures do not include those in connection with the SunRidge Canyon and FireRock developments described in the following paragraphs.

      In 1994, a subsidiary of the Company entered into a joint venture to develop an area in Fountain Hills known as SunRidge Canyon. The development is a residential, golf-oriented, upscale master-planned community. The project includes 950 acres, of which 185 acres have been developed into a championship-quality, public golf course which opened for play in November 1995. The remaining 765 acres are being developed into approximately 825 single family lots, approximately 760 of which had been sold as of December 31, 1999. Sales of the individual lots began in November 1995. The project consists of both custom lots, marketed on an individual basis, and production lots, marketed to home builders. There are currently three homebuilders actively involved in the construction and sale of new production homes within SunRidge Canyon. During 1999, 83 custom lots and 103 production lots were sold for an aggregate of $17.5 million. The development is owned by SunRidge Canyon L.L.C., an Arizona limited liability company organized by a subsidiary of the Company and SunCor Development Company. A subsidiary of the Company holds a 50% equity interest in the joint venture.

      In 1998, a subsidiary of the Company entered into a joint venture to develop an area in Fountain Hills known as FireRock Country Club. The development is a residential, golf-oriented, upscale master-planned community. The project includes 808 acres, of which 283 acres are being developed into a private country club offering an 18-hole championship golf course, a 29,000 square foot clubhouse facility, and supporting swim, tennis and fitness facilities. The remaining 525 acres are being developed into approximately 375 single family lots and 254 multi-family units. The golf course opened in February 2000, and construction of the country club and the first phase of the residential component is currently underway. In 1999, 62 lots were sold for $17.0 million, $3.6 million of which has been deferred to future periods. The development is owned by FireRock, L.L.C., a limited liability company organized by a subsidiary of the Company (which holds a 50% equity interest in the joint venture) and an unaffiliated third party.

      Rancho Mirage. In 1991, a subsidiary of the Company acquired Mirada, a 220-acre luxury resort-residential project located in Rancho Mirage, California. Mirada is a master planned community built into the Santa Rosa Mountains, 650 feet above the Coachella Valley floor. Two of the six parcels within the project have been developed, one of which is a custom lot subdivision of 46 estate lots. The Ritz-Carlton Rancho Mirage Hotel, which is owned and operated by a third party, was developed on the second parcel. The four remaining parcels encompass approximately 130 acres, which, under a development agreement with the City of Rancho Mirage which extends until 2011, may be developed with a variety of residential and commercial uses. During 1999, four lots and one house were sold for an aggregate of $4.5 million, excluding $0.5 million of deferred income recognized in 1999 which related to prior period sales. The Company is currently planning to develop and/or market the remaining parcels. The Company has made significant progress in obtaining final regulatory and environmental approvals for development of all three of its remaining parcels within Mirada. There can be no assurance that the Company can satisfy the requirements of such regulatory and environmental approvals or any additional conditions of such final approvals.

      Other Properties. The Company through its subsidiaries, owns a number of other properties in Arizona, New Mexico and Texas. Efforts are underway to sell most of these properties.

      Marketing
      The Company is engaged in marketing and sales programs of varying magnitudes at its real estate developments. In recent years, the Company has constructed residential units and sold time-share intervals at certain of its real estate developments. The Company intends to continue selling land to builders and developers and lots to individuals and expects to continue to construct and sell completed residential units at certain of its developments. All sales are made directly to purchasers through the Company's marketing personnel, independent contractors or through independent real estate brokers who are compensated through the payment of customary real estate brokerage commissions. The Company may also continue to enter into joint ventures with third parties similar to those entered into in connection with its SunRidge Canyon and FireRock developments.

      Competition and Regulation and Other Industry Factors
      There is intense competition among companies in the real estate investment and development business. Sales and payments on real estate sales obligations depend, in part, on available financing and disposable income and, therefore, are affected by changes in general economic conditions and other factors. The real estate development business and commercial real estate business are subject to other risks such as shifts in population, fluctuations in the real estate market, and unpredictable changes in the desirability of residential, commercial and industrial areas. The resort and time-sharing business of Palmas competes with similar businesses in the Caribbean, Florida and other locations. The golfing operations in connection with the SunRidge Canyon and FireRock developments compete with similar businesses in the areas in and surrounding Phoeniz, Arizona.

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

      Employees
      As of March 1, 2000, the Company's real estate operations had approximately 190 employees.

   RACING OPERATIONS

      General
      MAXXAM, through various wholly owned subsidiaries, holds a 98.9% equity interest in, and 99.0% (or $56.3 million face amount) of the 11% Senior Secured Extendible Notes of, Sam Houston Race Park, Ltd. ("SHRP, LTD."). SHRP, Ltd. is a Texas limited partnership which owns and operates Sam Houston Race Park (the "SAM HOUSTON RACE PARK"), a Texas Class 1 horse racing facility located within the greater Houston metropolitan area. Another wholly owned subsidiary of MAXXAM is the managing general partner of SHRP, Ltd. On January 24, 2000, a wholly owned subsidiary of SHRP, Ltd. acquired Valley Race Park ("VALLEY RACE PARK"), a greyhound racing facility located in Harlingen, Texas which has been closed since 1995.

      Racing Operations and Facilities
      The Sam Houston Race Park offers pari-mutuel wagering on live thoroughbred or quarter horse racing or simulcast racing seven days a week throughout the year. Simulcasting is the process by which live races held at one facility are broadcast simultaneously to other locations at which additional wagers are placed on the race being broadcast. The Sam Houston Race Park's principal sources of revenue are its statutory and contractual share of total wagering on live and simulcast racing. The Sam Houston Race Park also derives revenues from admission fees, food services, club memberships, luxury suites, advertising sales and other sources.

      SHRP, Ltd. anticipates that Valley Race Park will be open for simulcast wagering by mid-March of 2000, and that live greyhound racing will begin by the end of December 2000.

      Regulation of Racing Operations
      The ownership and operation of horse and greyhound racetracks in Texas are subject to significant regulation by the Texas Racing Commission (the "RACING COMMISSION") under the Texas Racing Act and related regulations (collectively, the "RACING ACT"). The Racing Act provides, among other things, for the allocation of wagering proceeds among betting participants, purses, racetracks, the State of Texas and for other purposes, and empowers the Racing Commission to license and regulate substantially all aspects of horse racing in the state. The Racing Commission must approve the number of live race days that may be offered each year, as well as all simulcast agreements. Class 1 horse racetracks in Texas are entitled to conduct at least seventeen weeks of live racing for each breed of horses (thoroughbreds and quarter horses).

      Marketing and Competition
      The Sam Houston Race Park believes that the majority of its patrons reside within a 20-mile radius, which includes most of the greater Houston metropolitan area, and that a secondary market of occasional patrons can be developed outside the 20-mile radius but within a 50-mile radius of the Sam Houston Race Park. The Sam Houston Race Park uses a number of marketing strategies in an attempt to reach these people and make them more frequent visitors to the Sam Houston Race Park. The Sam Houston Race Park competes with other forms of entertainment, including casinos located approximately 125 to 150 miles from Houston, a greyhound racetrack located 60 miles from the Sam Houston Race Park and a wide range of sporting events and other entertainment activities in the Houston area. The Sam Houston Race Park could in the future also compete with other forms of gambling in Texas, including casino gambling on Indian reservations or otherwise. While the Sam Houston Race Park believes that the location of the Sam Houston Race Park is a competitive advantage over the other more distant gaming ventures mentioned above, the most significant challenge for the Sam Houston Race Park is to develop and educate new racing fans in a market where pari-mutuel wagering has been absent since the 1930s. Other competitive factors faced by the Sam Houston Race Park include the allocation of sufficient live race days by the Racing Commission and attraction of sufficient race horses to run at the Sam Houston Race Park. The Sam Houston Race Park had 134 days of live racing during 1999. The Sam Houston Race Park currently has 136 days of live racing scheduled for 2000.

      Employees
      As of March 1, 2000, the Company's racing operations had approximately 690 employees, approximately 500 of whom are seasonal employees during live racing.

EMPLOYEES

      At March 1, 2000, MAXXAM and its subsidiaries employed approximately 2,200 persons, excluding those employees involved in Aluminum Operations.


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

      On December 26, 1995, the OTS initiated a formal administrative proceeding (the "OTS ACTION") against the Company and others by filing a Notice of Charges (No. AP 95-40; the "NOTICE"). The Notice alleged, among other things, misconduct by the Company, Federated Development Company ("FEDERATED"), Mr. Charles Hurwitz and others (the "RESPONDENTS") with respect to the failure of USAT. Mr. Hurwitz is the Chairman of the Board and Chief Executive Officer of the Company. Mr. Hurwitz is also the Chairman of the Board and Chief Executive Officer of Federated, a Texas corporation wholly owned by Mr. Hurwitz, members of his immediate family and trusts for the benefit thereof. Mr. Hurwitz and a wholly owned subsidiary of Federated collectively own approximately 68% of the aggregate voting power of the Company. The Notice claims, among other things, that the Company was a savings and loan holding company, that with others it controlled USAT, and that, as a result of such status, it was obligated to maintain the net worth of USAT. The Notice makes numerous other allegations against the Company and the other Respondents, including that through USAT it was involved in prohibited transactions with Drexel, Burnham, Lambert Inc. ("DREXEL"). The OTS's pre-hearing statement alleged unspecified damages in excess of $560 million from the Company and Federated for restitution and reimbursement against loss for their pro rata portion (allegedly 35%) of the amount of USAT's capital deficiency and all imbedded losses as of the date of USAT's receivership (allegedly $1.6 billion). The OTS also seeks civil money penalties and a removal from, and prohibition against the Company and the other remaining Respondents engaging in, the banking industry. The hearing on the merits of this matter commenced on September 22, 1997 and concluded March 1, 1999. On February 10, 1999, the OTS and the FDIC settled with all of the Respondents except Mr. Hurwitz, the Company and Federated for $1.0 million and limited cease and desist orders.

      Post hearing briefing concluded on January 31, 2000. In its post-hearing brief, the OTS claims, among other things, that the remaining Respondents, Mr. Hurwitz, the Company and Federated, are jointly and severally liable to pay either $821.3 million in restitution or reimbursement of $362.6 million for alleged unjust enrichment. The OTS also claims that each remaining Respondent should be required to pay $4.6 million in civil money penalties, and that Mr. Hurwitz should be prohibited from engaging in the banking industry. The Respondents' brief claims that none of them has any liability in this matter. A recommended decision by the administrative law judge is not expected any sooner than early to mid-2000. A final agency decision would be issued by the OTS Director thereafter. Such decision would then be subject to appeal by any of the parties to a federal appellate court.

      On August 2, 1995, the Federal Deposit Insurance Corporation ("FDIC") filed a civil action entitled Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (the "FDIC ACTION") in the U.S. District Court for the Southern District of Texas (No. H-95-3956). The original complaint was against Mr. Hurwitz and alleged damages in excess of $250.0 million based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. The original complaint further alleged, among other things, that Mr. Hurwitz was obligated to ensure that UFG, Federated and MAXXAM maintained the net worth of USAT. In January 1997, the FDIC filed an amended complaint which seeks, conditioned on the OTS prevailing in the OTS action, unspecified damages from Mr. Hurwitz relating to amounts the OTS does not collect from the Company and Federated with respect to their alleged obligations to maintain USAT's net worth. On February 6, 1998, Mr. Hurwitz filed a motion seeking dismissal of this action. On November 2, 1998, Mr. Hurwitz filed a supplement to his motion to dismiss and on December 9, 1998, Mr. Hurwitz filed a supplemental motion for sanctions against the FDIC. On March 12, 1999, the Court held a hearing on pending motions, including the motion to dismiss, and on March 15, 1999, the Court confirmed that it had taken the motion to dismiss under advisement.

      With respect to the OTS action and the FDIC action, it is impossible for the Company to assess the ultimate outcome of these matters or their potential impact on the Company; however, any adverse outcome of these matters could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

KAISER LITIGATION

   ASBESTOS-RELATED LITIGATION

      Kaiser is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with Kaiser or exposure to products containing asbestos produced or sold by Kaiser. For additional information, see
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities--Aluminum Operations-- Commitments and Contingencies" and Note 13 to the Consolidated Financial Statements under the headings "Environmental Contingencies" and "Asbestos Contingencies."

      GRAMERCY LITIGATION

      On July 5, 1999, Kaiser's Gramercy, Louisiana, alumina refinery was extensively damaged by an explosion in the digestion area of the plant. The cause of the accident is under investigation by Kaiser and various governmental agencies. In January 2000, MSHA issued 21 citations in connection with its investigation of the Gramercy incident. The citations allege, among other things, that certain aspects of the plant's operations were unsafe and that such mode of operation contributed to the explosion. To date, no monetary penalty has been proposed by MSHA. Although Kaiser expects that a fine will be levied, it cannot predict the amount of any such fine. It is possible that other civil or criminal fines or penalties could be levied against Kaiser. Kaiser has previously announced that it disagrees with the substance of the citations and has challenged them. Twenty-four employees were injured in the incident, several of them severely. Kaiser may be liable for claims relating to the injured employees. The incident has also resulted in 36 class action lawsuits, being filed against KACC on behalf of more than 13,000 claimants. The lawsuits allege, among other things, property damage and personal injury. Such lawsuits were initially filed, on dates ranging from July 5, 1999, through December 26, 1999, in the Fortieth Judicial District Court for the Parish of St. John the Baptist, State of Louisiana, or in the Twenty-Third Judicial District Court for the Parish of St. James, State of Louisiana, and such lawsuits have been removed to the United States District Court, Eastern District of Louisiana and are consolidated under the caption Carl Bell, et al. v. Kaiser Aluminum & Chemical Corporation, No. 99-2078, et seq. Plaintiffs have filed motions to remand the actions to state court, and the federal court has taken the matter under advisement. The cases are currently stayed pending mediation between the parties. The aggregate amount of damages sought in the lawsuits cannot be determined at this time. For further information regarding the Gramercy incident, see Item 1. "Business--Aluminum Operations--Incident at Gramercy Facility," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Aluminum Operations--Recent Events and Developments--Incident at Gramercy Facility" and Note 2 to the Consolidated Financial Statements.

   LABOR MATTERS

      In connection with the USWA strike and subsequent lock-out by Kaiser, certain allegations of unfair labor practices ("ULPS") were filed by the USWA with the National Labor Relations Board ("NLRB"). In July 1999, the Oakland, California regional office of the NLRB dismissed all material charges filed against Kaiser. In September 1999, the union filed an appeal of this ruling with the NLRB general counsel's office in Washington, D.C. If the original decision were to be reversed, the matter would be referred to an administrative law judge for a hearing whose outcome would be subject to an additional appeal either by the USWA or Kaiser. This process could take months or years. If these proceedings eventually resulted in a definitive ruling against Kaiser, it could be obligated to provide back pay to USWA members at the five plants and such amount could be significant. However, while uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

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

PACIFIC LUMBER LITIGATION

   TIMBER HARVESTING LITIGATION

      On May 27, 1998, an action entitled Mateel Environmental Justice Foundation v. Pacific Lumber, Scotia Pacific Holding Company, Salmon Creek Corporation and MAXXAM Group Inc. (No. DR 980301) was brought in the Superior Court of Humboldt County. This action alleged, among other things, violations of California's business and professions code based on citations and violations (primarily water quality related) issued against the defendants since 1994 in connection with a substantial number of THPs. On December 1, 1999, the Court dismissed this action with prejudice.

      On December 2, 1997, a lawsuit entitled Kristi Wrigley, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company LLC, et al. (No. 9700399) (the "WRIGLEY LAWSUIT") was filed in the Superior Court of Humboldt County. A similar action entitled Jennie Rollins, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Barnum Timber Company, et al. (No. 9700400) (the "ROLLINS LAWSUIT") was also filed on December 2, 1997 in the Superior Court of Humboldt County. These actions allege, among other things, that defendants' logging practices have damaged the plaintiffs' properties and property values by contributing to landslides in the Stafford area (Rollins lawsuit) and the destruction of certain watersheds in the Elk River watershed (Wrigley lawsuit). Plaintiffs further allege that in order to have THPs approved in connection with these areas, the defendants submitted false information to the CDF in violation of California's business and professions code and the Racketeering Influence and Corrupt Practices Act ("RICO"). In connection with the Rollins lawsuit, on September 27, 1999 the Court accepted the plaintiffs' amended complaint which, among other things, eliminated the RICO claims and reduced the number of THPs involved in the lawsuit from 343 to seven. In connection with the Wrigley lawsuit, the plaintiffs filed an application seeking to eliminate allegations concerning the seven THPs involved in the Rollins lawsuit, reducing to 336 the number of THPs involved in the Wrigley lawsuit. The Rollins lawsuit has been set for trial on July 10, 2000. The Company believes that it has strong factual and legal defenses with respect to these matters; however, there can be no assurance that they will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

      On March 31, 1999, an action entitled Environmental Protection Information Association, Sierra Club v. California Department of Forestry and Fire Protection, California Department of Fish and Game, The Pacific Lumber Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (No. 99CS00639) (the "EPIC-SYP/PERMITS LAWSUIT") was filed alleging, among other things, that the CDF and the CDFG violated the CEQA and the CESA with respect to the SYP and the Permits issued by California. This action is now pending in Humboldt County, California (No. CV-990445). The plaintiffs seek, among other things, injunctive relief to set aside the CDF's and the CDFG's decisions approving the SYP and the Permits issued by California.

      On March 31, 1999, an action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v. California Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation (No. 99CS00626) (the "USWA LAWSUIT") was filed alleging, among other things, violations of the Forest Practice Act in connection with the CDF's approval of the SYP. This action is now pending in Humboldt County, California (No. CV-990452). The plaintiffs seek to prohibit the CDF from approving any THPs relying on the SYP.

      The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Environmental Plans, and the Company is working with the relevant state and federal agencies to defend the USWA lawsuit and the EPIC-SYP/Permits lawsuit.

   HUNSAKER ACTION

      On November 24, 1998, an action entitled William Hunsaker, et al. v. Charles E. Hurwitz, Pacific Lumber, MAXXAM Group Inc., MXM Corp., Federated Development Company and Does I-50 (No. C 98-4515) was filed in the United States District Court for the Northern District of California. This action alleges, among other things, that a class consisting of the vested employees and retirees of the former Pacific Lumber Company (Maine) ("OLD PALCO") is entitled to recover approximately $60.0 million of surplus funds allegedly obtained through deceit and fraudulent acts from the Old Palco retirement plan that was terminated in 1986 following the Company's acquisition of Pacific Lumber. Plaintiffs further allege that defendants violated RICO and engaged in numerous acts of unfair business practices in violation of California's business and professions code. In addition to seeking the surplus funds, plaintiffs also seek, among other things, a constructive trust on the assets traceable from the surplus funds, plus interest, trebling of damages for violation of RICO, punitive damages, and injunctive and other relief. On March 30, 1999, the Court dismissed the lawsuit with prejudice and ordered the plaintiffs to pay the defendants' costs with respect to the lawsuit. On April 30, 1999, the plaintiffs appealed the dismissal.

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


                                     PART II


ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

      The Company's common stock, $.50 par value ("COMMON STOCK"), is traded on the American, Pacific and Philadelphia Stock Exchanges. The stock symbol is MXM. The following table sets forth, for the calendar periods indicated, the high and low sales prices per share of the Company's Common Stock as reported on the American Stock Exchange Consolidated Composite Tape.


                                                                              1999                    1998
                                                                     ----------------------  ----------------------
                                                                        HIGH         LOW        HIGH         LOW
                                                                     ----------  ----------  ----------  ----------
   First quarter...................................................     64.75       43.00       65.25       41.50
   Second quarter..................................................     64.50       50.25       63.63       54.13
   Third quarter...................................................     64.25       50.13       63.69       53.63
   Fourth quarter..................................................     51.44       41.38       57.75       45.81


      The following table sets forth the number of record holders of each class of publicly owned securities of the Company at March 1, 2000:


                                                                                                     NUMBER OF
                                                                                                      RECORD
                                          TITLE OF CLASS                                              HOLDERS
--------------------------------------------------------------------------------------------------- -----------
Common Stock.......................................................................................       3,268
Class A $.05 Non-cumulative Participating Convertible Preferred Stock..............................          26


      The Company has not declared any cash dividends on its Common Stock and has no present intention to do so.


ITEM 6.         SELECTED FINANCIAL DATA

      The following summary of consolidated financial information for each of the five years ended December 31, 1999 is not reported upon herein by independent public accountants and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto which are contained in
Item 8 herein.


                                                                         YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------------------------
                                                          1999        1998        1997         1996        1995
                                                       ----------  ----------- -----------  ----------  -----------
                                                              (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS:
   Net sales.........................................  $ 2,311.4   $  2,572.7  $  2,729.1   $ 2,543.3   $  2,565.2
   Operating income (loss)...........................      (51.5)       125.6       236.4       131.3        257.6
   Income (loss) before extraordinary item (1).......       73.6        (14.7)       65.2        22.9         57.5
   Extraordinary item, net (2).......................          -        (42.5)          -           -            -
   Net income (loss).................................       73.6        (57.2)       65.2        22.9         57.5

CONSOLIDATED BALANCE SHEET AT END OF PERIOD:
   Total assets......................................    4,393.1      4,075.2     4,114.2     4,115.7      3,832.3
   Long-term debt, less current maturities...........    1,956.8      1,971.7     1,888.0     1,881.9      1,585.1
   Stockholders' equity (deficit) (3)................       27.8        (56.8)       (2.9)      (50.8)       (83.8)

PER SHARE INFORMATION:
   Basic:
      Income (loss) before extraordinary item........  $   10.49   $    (2.10) $     7.81   $    2.63   $     6.60
      Extraordinary item.............................          -        (6.07)          -           -            -
                                                       ----------  ----------- -----------  ----------  -----------
      Net income (loss)..............................  $   10.49   $    (8.17) $     7.81   $    2.63   $     6.60
                                                       ==========  =========== ===========  ==========  ===========
   Diluted:
      Income (loss) before extraordinary item........  $    9.49   $    (2.10) $     7.14   $    2.42   $     6.08
      Extraordinary item.............................          -        (6.07)          -           -            -
                                                       ----------  ----------- -----------  ----------  -----------
      Net income (loss)..............................  $    9.49   $    (8.17) $     7.14   $    2.42   $     6.08
                                                       ==========  =========== ===========  ==========  ===========

-----------------------------------
(1) 1999 results include a pre-tax gain of $239.8 million ($142.1 million net of deferred taxes or $18.17 per share) on the sale of the Headwaters Timberlands, a pre-tax gain on the involuntary conversion at the Gramercy facility of $85.0 million, a pre-tax charge of $53.2 million for asbestos-related claims and a pre-tax gain of $50.5 million on the sale of AKW.
(2) The extraordinary loss for 1998 relates to refinancing of long-term debt, net of an income tax benefit of $22.9 million.
(3) MAXXAM Inc. has not declared or paid any cash dividends during the five year period ended December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto which are contained in
Item 8.

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

      Industry Overview
      Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on Kaiser's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations (see Notes 1 and 14 to the Consolidated Financial Statements for a discussion of Kaiser's hedging activities).

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

      During 1999, the Average Midwest United States transaction price ("AMT PRICE") per pound of primary aluminum declined to a low of approximately $.57 per pound in February 1999 and then began a steady increase, ending 1999 at $.79 per pound. During 1998, the AMT Price experienced a steady decline during the year, beginning the year in the $.70 to $.75 per pound range and ending the year in the low $.60 per pound range. During 1997, the AMT Price per pound of primary aluminum remained in the $.75 to $.80 per pound price range for the first eleven months before declining to the low $.70 per pound range in December. Subsequent to December 31, 1999, the AMT Price continued to rise. At January 28, 2000, the AMT Price was approximately $.84 per pound.

      Summary
      The following table presents selected operational and financial information with respect to the Company's aluminum operations for the years ended December 31, 1999, 1998, and 1997.


                                                                                 YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                1999          1998       1997
                                                                              ---------     --------   ---------
                                                                                 (IN MILLIONS OF DOLLARS,
                                                                               EXCEPT SHIPMENTS AND PRICES)
Shipments:(1)
   Alumina:
      Third party...........................................................   2,093.9(2)   2,250.0     1,929.8
      Intersegment..........................................................     757.3(2)     750.7       968.0
                                                                              ---------    --------    ---------
        Total alumina.......................................................   2,851.2      3,000.7     2,897.8
                                                                              ---------    --------    ---------
   Primary aluminum:
      Third party...........................................................     295.6        263.2       327.9
      Intersegment..........................................................     171.2        162.8       164.2
                                                                              ---------    --------    ---------
        Total primary aluminum..............................................     466.8        426.0       492.1
                                                                              ---------    --------    ---------
   Flat-rolled products.....................................................     217.9        235.6       247.9
                                                                              ---------    --------    ---------
   Engineered products......................................................     171.1        169.4       152.1
                                                                              ---------    --------    ---------
Average realized third party sales price:(3)
   Alumina (per ton)........................................................  $    177      $   197    $    198
   Primary aluminum (per pound).............................................      0.67         0.71        0.75
Net sales:
   Bauxite and alumina:
      Third party (includes net sales of bauxite)...........................  $  397.9      $ 472.7    $  411.7
      Intersegment..........................................................     129.0        135.8       201.7
                                                                              ---------    --------    ---------
        Total bauxite and alumina...........................................     526.9        608.5       613.4
                                                                              ---------    --------    ---------
   Primary aluminum:
      Third party...........................................................     439.1        409.8       543.4
      Intersegment..........................................................     240.6        233.5       273.8
                                                                              ---------    --------    ---------
        Total primary aluminum..............................................     679.7        643.3       817.2
                                                                              ---------    --------    ---------
   Flat-rolled products.....................................................     576.2        714.6       743.3
   Engineered products......................................................     542.6        581.3       581.0
   Minority interests.......................................................      88.5         78.0        93.8
   Eliminations.............................................................    (369.6)      (369.3)     (475.5)
                                                                              ---------    --------    ---------
        Total net sales.....................................................  $2,044.3     $2,256.4    $2,373.2
                                                                              =========    ========    =========
Operating income (loss).....................................................  $  (23.0)(4) $   96.5(5) $  174.0(6)
                                                                              =========    ========    =========
Income (loss) before income taxes and minority interests....................  $  (84.0)    $  (10.0)   $   66.3
                                                                              =========    ========    =========
Capital expenditures and investments in unconsolidated affiliates(7)........  $   68.4     $   77.6    $  128.5
                                                                              =========    ========    =========

-----------------------------------------
(1) Shipments are expressed in thousands of metric tons. A metric ton is equivalent to 2,204.6 pounds.
(2) Shipments and net sales for the year ended December 31, 1999 include approximately 264,000 tons of alumina purchased from third parties and resold to certain unaffiliated customers and 131,000 tons of alumina purchased from third parties and transferred to Kaiser's primary aluminum business unit.
(3) Average realized prices for Kaiser's flat-rolled products and engineered products segments are not presented as such prices are subject to fluctuations due to changes in product mix. Average realized third party sales prices for alumina and primary aluminum include the impact of hedging activities.
(4)  The operating loss for the year ended December 31, 1999 includes:
     charges of $5.0 million related to insurance deductibles and self-insurance provisions, estimated business interruption insurance recoveries totaling $41.0 million, potline restart costs of $12.8 million and a non-cash charge of $19.1 million related to the impairment of Kaiser's Micromill assets. Additionally, depreciation was suspended for the Gramercy, Louisiana, alumina refinery for the last six months of 1999, as a result of the July 5, 1999, incident. Depreciation expense for the Gramercy refinery for the six months ended June 30, 1999, was approximately $6.0 million.
(5) Operating income for the year ended December 31, 1998 includes unfavorable strike-related impacts of approximately $60.0 million and a non-cash charge of $45.0 million related to the impairment of the Micromill assets.
(6) Operating income for the year ended December 31, 1997 includes pre-tax charges of $19.7 million related to restructuring of operations.
(7) Includes $4.8 million, $7.2 million and $6.6 million funded by Kaiser's minority partners in certain foreign joint ventures in 1999, 1998 and 1997, respectively.


      Results for 1999 include a non-cash pre-tax charge of $19.1 million to reduce the carrying value of Kaiser's Micromill assets, pre-tax charges of $32.8 million to reflect mark-to-market adjustments on certain primary aluminum hedging transactions and non-cash pre-tax charges of $53.2 million for asbestos-related claims. The 1999 charges were offset by a pre-tax gain of $85.0 million on the involuntary conversion at the Gramercy facility and a pre-tax gain of $50.5 million on the sale of Kaiser's 50% interest in AKW. Results for 1998 include the effect of two nonrecurring items including approximately $60.0 million of pre-tax incremental expense and the earnings impact of lost volume associated with a strike by members of the USWA at five U.S. locations that began on September 30, 1998 and a $45.0 million pre-tax non-cash charge to reduce the carrying value of Kaiser's Micromill assets. In addition to the reductions in carrying value in 1999 and 1998, Kaiser had operating losses of $11.6 million, $18.4 million and $24.5 million associated with its Micromill assets in 1999, 1998 and 1997.

      Results for 1997 include the effect of a nonrecurring pre-tax charge of $19.7 million related to restructuring of operations.

      Recent Events and Developments
      This section contains statements which constitute "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      Incident at Gramercy Facility
     On July 5, 1999, Kaiser's Gramercy, Louisiana, alumina refinery was extensively damaged by an explosion in the digestion area of the plant. Twenty-four employees were injured in the incident, several of them severely. As a result of the incident, alumina production at the facility was completely curtailed. Production at the plant is expected to remain completely curtailed until the third quarter of 2000 when Kaiser expects to begin partial production. Based on current estimates, full production is expected to be achieved during the first quarter of 2001 or shortly thereafter. Kaiser has received the regulatory permit required to operate the plant once the facility is ready to resume production. The cause of the incident is under investigation by Kaiser and governmental agencies. In January 2000, MSHA issued 21 citations in connection with its investigation of the incident. The citations allege, among other things, that certain aspects of the plant's operations were unsafe and that such mode of operation contributed to the explosion. To date, no monetary penalty has been proposed by MSHA. Although Kaiser expects that a fine will be levied, it cannot predict the amount of any such fine. It is possible that other civil or criminal fines or penalties could be levied against Kaiser. Kaiser has previously announced that it disagrees with the substance of the citations and has challenged them. However, as more fully explained below, based on what is known to date and discussions with Kaiser's advisors, Kaiser believes that the financial impact of this incident (in excess of insurance deductibles and self-retention provisions) will be largely offset by insurance coverage. Deductibles and self-retention provisions under the insurance coverage for the incident total $5.0 million, which amounts were charged to cost of sales and operations in 1999.

      Kaiser's insurance policies provide that it will be reimbursed for the costs of repairing or rebuilding the damaged portion of the facility using new materials of like kind and quality with no deduction for depreciation. Based on discussions with the insurance carriers and their representatives and third party engineering reports, Kaiser recorded a pre-tax gain of $85.0 million in 1999, representing the difference between the minimum expected property damage amount and the net carrying value of the damaged property of $15.0 million. The receivable attributable to the minimum expected property damage reimbursement has been reflected in long-term receivables and other assets, despite the fact that substantially all such amounts are expected to be spent during 2000, as such proceeds will be invested in property, plant and equipment. The overall impact of recognizing the gain was a significant increase in stockholders' equity in 1999. In future years once production is restored, Kaiser will recognize an increase in depreciation expense.

      The Gramercy facility has incurred incremental costs for clean-up and other activities during 1999 and will continue to incur such costs in 2000. These clean-up and site preparation activities have been offset by accruals of approximately $14.0 million for estimated insurance recoveries.

      Kaiser's insurance policies provide for the reimbursement of specified continuing expenses incurred during the interruption period plus lost profits (or less expected losses) plus other expenses incurred as a result of the incident. Kaiser has recorded expected business interruption insurance recoveries totaling $41.0 million for the year ended December 31, 1999, as a reduction of cost of sales and operations, which amounts substantially offset actual expenses incurred during the period. However, the business interruption insurance amounts recorded represent estimates of Kaiser's business interruption coverage, based on preliminary discussions with the insurance carriers and their representatives, and are, therefore, subject to change. Kaiser believes that additional amounts may be recoverable. Any adjustments to the recorded amounts of expected recovery will be reflected from time to time as such amounts are agreed to by the insurance carriers. The amounts of such adjustments could be material.

      Since production has been curtailed at the Gramercy facility, Kaiser has, for the time being, suspended depreciation of the facility. Depreciation expense for the first six months of 1999 was approximately $6.0 million. However, Kaiser believes that the depreciation expense that would have been incurred may, at least in part, be recoverable under its business interruption insurance coverage.

      The incident has also resulted in 36 class action lawsuits being filed against Kaiser alleging, among other things, property damage and personal injury. In addition, a claim for alleged business interruption losses has been made by a neighboring business. The aggregate amount of damages sought in the lawsuits and other claims cannot be determined at this time; however, Kaiser does not believe the damages will exceed the amount of coverage under its liability policies.

      Claims relating to all of the injured employees are expected to be covered under Kaiser's workers' compensation or liability policies. However, the aggregate amount of workers' compensation claims cannot be determined at this time, and it is possible that such claims could exceed Kaiser's coverage limitations. While it is presently impossible to determine the aggregate amount of claims that may be incurred, or whether they will exceed Kaiser's coverage limitations, Kaiser believes that any amount in excess of the coverage limitations will not have a material effect on its consolidated financial position or liquidity. However, it is possible that as additional facts become available, additional charges may be required and such charges could be material to the period in which they are recorded.

      Labor Matters
      Substantially all of Kaiser's hourly workforce at the Gramercy, Louisiana, alumina refinery, Mead and Tacoma, Washington, aluminum smelters, Trentwood, Washington, rolling mill, and Newark, Ohio, extrusion facility were covered by a master labor agreement with the USWA which expired on September 30, 1998. The parties did not reach an agreement prior to the expiration of the master agreement, and the USWA chose to strike. In January 1999, Kaiser declined an offer by the USWA to have the striking workers return to work at the five plants without a new agreement. Kaiser imposed a lock-out to support its bargaining position and continues to operate the plants (excluding the Gramercy facility) with salaried employees and other workers as it has since the strike began.

      As a result of the USWA strike, Kaiser temporarily curtailed three out of a total of 11 potlines at its Mead and Tacoma, Washington, aluminum smelters at September 30, 1998 (representing approximately 70,000 tons per year of production capacity out of a total combined production capacity of 273,000 tons per year at the facilities). Restarts of the two Mead potlines were completed during mid-1999. While a portion of the curtailed potline at Tacoma has been restarted to meet internal requirements, the timing for a complete restart of the potline (representing approximately 10,000 tons of idle production capacity) has yet to be determined and will depend upon market conditions and other factors.

      While Kaiser initially experienced an adverse strike-related impact on its profitability in the fourth quarter of 1998, Kaiser believes that its operations at the affected facilities have been substantially stabilized and will be able to run at, or near, full capacity, and that the incremental costs associated with operating the affected plants during the dispute were virtually eliminated in early 1999 (excluding the impacts of the restart costs discussed above and the effect of market factors such as the continued market-related curtailment at the Tacoma smelter). However, no assurances can be given that Kaiser's efforts to run the plants in this manner on a sustained basis, without a significant business interruption or material adverse impact on Kaiser's operating results, will be successful. Kaiser and the USWA continue to communicate. The objective of Kaiser has been, and continues to be, to negotiate a fair labor contract that is consistent with its business strategy and the commercial realities of the marketplace.

      Strategic Initiatives
      Kaiser's strategy is to improve its financial results by: increasing the competitiveness of its existing plants; continuing its cost reduction initiatives; adding assets to businesses it expects to grow; pursuing divestitures of non-core businesses; and strengthening its financial position.

      Kaiser has devoted significant efforts analyzing its existing asset portfolio with the intent of focusing its efforts and capital in sectors of the industry that are considered most attractive, and in which Kaiser believes it is well positioned to capture value. The initial steps of this process resulted in the June 1997 acquisition of the Bellwood extrusion facility, the May 1997 formation of AKW, the rationalization of certain of Kaiser's engineered products operations and Kaiser's investment to expand its capacity for heat treat flat-rolled products at its Trentwood, Washington, rolling mill.

      This process continued in 1999. In February 1999, Kaiser completed the acquisition of the remaining 45% interest in KLHP, an alumina marketing venture, from its joint venture partner for a cash purchase price of approximately $10.0 million. Additionally, in April 1999, Kaiser completed the sale of its 50% interest in AKW to its partner for $70.4 million. The strategic analysis process also resulted in Kaiser's decision in the latter part of 1998 to seek a strategic partner for the further development and deployment of Kaiser's Micromill technology and in Kaiser's later agreement in January 2000 to sell the Micromill assets and technology, for a nominal payment at closing and future payments based on subsequent performance and profitability of the Micromill technology.

      Another area of emphasis has been a continuing focus on managing Kaiser's legacy liabilities. Kaiser believes that it has insurance coverage available to recover certain incurred and future environmental costs and a substantial portion of its asbestos-related costs and is actively pursing claims in this regard. During 1998, Kaiser received recoveries totaling approximately $35.0 million from certain of its insurers related to current and future environmental claims. The timing and amount of future recoveries of asbestos-related claims from insurance carriers remain a major priority of Kaiser, but will depend on the pace of claims review and processing by such carriers and the resolution of any disputes regarding coverage under the insurance policies. However, during 1999, Kaiser reached preliminary agreements under which it expects to collect a substantial portion of its expected asbestos-related payments from certain insurance carriers in 2000.

      Valco Operating Level
      In 1999, the power allocation for Kaiser's 90%-owned Valco smelter in Ghana was sufficient for the smelter to operate three out of a total of five potlines as of January 1. Each of Valco's potlines is capable of producing approximately 40,000 tons per year of primary aluminum. However, production was well below this level in the first half of the year due to the timing of restarts for the two incremental potlines. Consequently, to compensate for the low production in the first half of the year, Valco operated above an equivalent three-potline annual rate during the last six months of 1999. At December 31, 1999, Valco was operating four potlines.

      Valco operated only one potline during most of 1998. However, Valco earned compensation in 1998 (in the form of energy credits to be utilized over the last half of 1998 and during 1999) from the VRA in lieu of the power necessary to run two of the potlines that were curtailed during 1998. The compensation substantially mitigated the financial impact in 1998 of the curtailment of such lines. However, Valco did not receive any compensation from the VRA for one additional potline which was curtailed in January 1998.

      Under a December 1999 agreement between Valco and the VRA, Valco's power allocation for 2000 and 2001 will be sufficient for the smelter to operate four of its five potlines. Valco and the VRA also reached an agreement in December 1999 that provides a framework for resolving longer-term issues. This framework, among other things, is anticipated to result in an improvement in the reliability of Valco's long-term power supply and an increase in the price for power beginning in 2000. The increase in the price for power will be partially offset by net payments of approximately $13.0 million Valco will receive from the VRA over the period 2000 to 2001 with respect to the provision of power in 1998 and 1999.

      Flat-Rolled Products
      In December 1999, Kaiser announced that its flat-rolled products business unit expects to accelerate its product mix shift toward higher value added product lines such as heat-treat, beverage can lid and tab stock, automotive and other niche businesses, and away from beverage can body stock. The initial steps of this process should be completed by early 2000, at which point Kaiser will assess related issues such as employment levels at the Trentwood facility. Although the shift in product mix is expected to have a favorable impact on Kaiser's results and financial position over the long term, it is possible that such a product mix shift may result in certain nonrecurring charges that would have an adverse impact on Kaiser's near term results.

      Net Sales
      Bauxite and alumina. Third party net sales were down 16% in 1999 as compared to 1998 as a result of a 10% decline in third party average realized prices and a 7% decrease in third party alumina shipments. The decline in the average realized prices in 1999 as compared to 1998 was primarily attributable to a decrease in net gains from Kaiser's hedging activities. The decrease in year-over-year shipments was primarily the net effect of the Gramercy incident after considering the 264,000 tons of alumina purchased by Kaiser from third parties to fulfill third party sales contracts.

      Intersegment net sales for 1999 declined 5% as compared to 1998. The decline was primarily due to a 6% decline in the intersegment average realized price, offset in part by a 1% increase in intersegment shipments, resulting from potline restarts at the Valco and Washington smelters. Intersegment net sales include approximately 131,000 tons of alumina purchased from third parties and transferred to the primary aluminum business unit.

      Third party net sales of bauxite and alumina were up 16% in 1998 as compared to 1997 primarily due to a 17% increase in third party shipments. The increase in 1998 third party shipments (and offsetting decrease in 1998 intersegment shipments) resulted from reduced shipments to Valco, as more fully discussed above and to a lesser extent, the fourth quarter strike-related curtailment of three potlines at Kaiser's Washington smelters. The average realized price for third party alumina sales was down only slightly as the allocated net gains from Kaiser's hedging activities substantially offset the decline in market prices related to Kaiser's primary aluminum-linked customer sales contracts. In addition to being impacted by the reduced shipments to the Valco and Washington smelters as discussed above, intersegment sales were adversely affected by a substantial market-related decline in intersegment average sales prices.

      Primary aluminum. Third party net sales of primary aluminum were up 7% in 1999 as compared to 1998 as a result of a 12% increase in third party shipments offset by a 6% decrease in the average realized third party sales prices. The increase in shipments was primarily due to the favorable impact of Valco operating three potlines in 1999 as compared to one potline in 1998. While average primary aluminum market prices for 1999 were approximately the same as 1998, Kaiser experienced a reduction in third party average realized prices as a result of a decrease in net gains from its hedging activities.

      Intersegment net sales for 1999 were up 3% as compared to 1998. Intersegment shipments increased 5% due to the timing of shipments to Kaiser's fabricated business units while intersegment average realized prices were down 2%.

      1998 third party net sales of primary aluminum were down 25% as compared to 1997 primarily as a result of a 20% reduction in shipments, caused by the 1998 potline curtailments at the Valco and Washington smelters. A 5% reduction in average realized third party sales prices between 1998 and 1997 (reflecting lower market prices offset, in part, by allocated net gains from Kaiser's hedging activities), also adversely impacted third party net sales. Intersegment net sales were down approximately 15% between 1998 and 1997. While intersegment shipments were essentially unchanged from the prior year, average realized prices dropped by 14% reflecting lower market prices for primary aluminum.

      Flat-rolled products. Net sales of flat-rolled products for 1999 declined by 19% compared to 1998 as a result of a 13% decline in average realized prices and an 8% decline in product shipments. The decline in average realized prices resulted primarily from a shift in product mix (from aerospace products, which have a higher price and operating margin, to other products) and a reduction in prices resulting from reduced demand for heat treat products. The reduction in shipments was primarily due to reduced demand in 1999 for aerospace heat treat products offset, in small part, by increased shipments of general engineered products.

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

      Engineered products. Net sales of engineered products for 1999 decreased 7% compared to 1998 primarily due to an 8% decline in average realized prices. Product shipments were essentially flat. The decline in the average realized prices in 1999 was attributable to a change in product mix (higher ground transportation products offset by lower aerospace shipments). While there was a strong increase in 1999 in the demand for ground transportation products it was offset by a reduced demand for aerospace products.

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

      Operating Income (Loss)
      Bauxite and alumina. Bauxite and alumina operating income was down in 1999 as compared to 1998 primarily as a result of the price and volume factors discussed above. Operating income for 1999 was also adversely affected by the $5.0 million cost of insurance deductibles and self-retention provisions related to the Gramercy incident and was favorably impacted by the fact that depreciation on the Gramercy facility was suspended in July 1999. Bauxite and alumina operating income for 1998 included the adverse impact of approximately $11.0 million of incremental strike- related costs.

      Operating income was essentially unchanged from 1997 to 1998, excluding the impact of approximately $11.0 million of incremental strike-related costs. The adverse impact of reduced intersegment realized prices was essentially offset by improved operating performance resulting from higher production as well as lower energy costs.

      Primary aluminum. Primary aluminum operating income for 1999 was down compared to 1998. The most significant component of this decline was the reduction in the average realized prices discussed above. Results for 1999 were also adversely impacted by costs of approximately $12.8 million for the year associated with preparing and restarting potlines at the Valco and Washington smelters. The favorable impact of Valco operating at a higher rate in 1999 (as compared to 1998) was substantially offset by the fact that Valco earned mitigating compensation of approximately $29.0 million in 1998 for two of its curtailed potlines. Operating income for 1998 also included the adverse impact of approximately $29.0 million of incremental strike-related costs.

      Primary aluminum operating income in 1998 was down significantly from 1997. The operating income impact of the Valco potline curtailments was partially mitigated by the compensation from the VRA for two of the three curtailed potlines. In addition to the impact of the one uncompensated potline curtailment at Valco, 1998 results were also negatively affected by the impact of the potline curtailments at Kaiser's Washington smelters, reduced average realized prices (primarily on intersegment sales) and an adverse striked-related impact of approximately $29.0 million.

      Flat-rolled products. The decline in 1999 prices and shipments as compared to 1998 was responsible for the decline in flat-rolled products operating income for 1999. Results for 1998 included the adverse impact of approximately $16.0 million of incremental strike-related costs.

      Operating income for flat-rolled products increased significantly in 1998 primarily as a result of the increased demand for heat treat products in the first half of 1998 and improved operating efficiencies. Results for 1998 were particularly strong in light of the unfavorable strike-related impact of approximately $16.0 million. Results for 1997 included a non-cash charge in connection with restructuring activities.

      Engineered products. Engineered products operating income for 1999 decreased compared to 1998 as a result of the decrease in net sales discussed above as well as the reduced equity in earnings of AKW (which partnership interests were sold in April 1999). Operating income for 1998 included the adverse impact of approximately $4.0 million of incremental strike-related costs.

      Operating income for engineered products declined by approximately 6% in 1998 as compared to 1997, excluding the 1997 pre-tax net charge related to restructuring of operations and approximately $4.0 million of adverse incremental strike-related impact in 1998, as a result of the market impact of the previously mentioned labor difficulties at two major customers and due to an overall softening in demand, particularly in the second half of the year.

      Eliminations. Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

      Corporate and Other. Corporate operating expenses for 1999 were lower than 1998 primarily due to reduced incentive compensation expense resulting from the decline in operating results. Excluding the 1997 pre-tax charge associated with Kaiser's restructuring of operations, corporate expenses were lower in 1998 than in 1997 primarily as a result of lower consulting and other costs associated with Kaiser's ongoing profit improvement program and portfolio review initiatives.

      Income (Loss) Before Income Taxes and Minority Interests
      Kaiser's loss before income taxes and minority interests for 1999 increased as compared to 1998 mainly due to the operating loss for 1999 discussed above, affects of a non-cash pre-tax charge of $19.1 million to reduce the carrying value of Kaiser's Micromill assets, pre-tax charges of $32.8 million to reflect mark-to-market adjustments on certain primary aluminum hedging transactions and non-cash pre-tax charges of $53.2 million for asbestos-related claims. The 1999 charges were offset by a pre-tax gain of $85.0 million on the involuntary conversion at the Gramercy facility and a pre-tax gain of $50.5 million on the sale of Kaiser's 50% interest in AKW. Loss before income taxes and minority interests for 1998 included approximately $60.0 million of pre-tax incremental expense and the earnings impact of lost volume associated with the strike by members of the USWA and a non-cash pre-tax charge of $45.0 million to reduce the carrying value of Kaiser's Micromill assets.

   FOREST PRODUCTS OPERATIONS

      Industry Overview

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      The Company's forest products operations are conducted by MGI, through Pacific Lumber and Britt. MGI's business is somewhat seasonal and has historically been higher in the months of April through November than in the months of December through March. Management expects that MGI's revenues and cash flows will continue to be markedly seasonal. The following should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing in Item 8.

      Due to Pacific Lumber's difficulties in implementing the Environmental Plans and the resulting lower harvests on its property, Pacific Lumber's production of redwood lumber has decreased. Furthermore, logging costs have increased due to the harvest of smaller diameter logs and compliance with environmental regulations and the Environmental Plans. Pacific Lumber has been able to lessen the impact of these factors by instituting a number of measures at its sawmills during the past several years designed to enhance the efficiency of its operations, such as modernization and expansion of its manufactured lumber facilities and other improvements in lumber recovery. See also "--Trends."

      The following table presents selected operational and financial information for the years ended December 31, 1999, 1998 and 1997 for the Company's forest products operations.


                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                       1999      1998       1997
                                                                                     --------- ---------  ---------
                                                                                        (IN MILLIONS OF DOLLARS,
                                                                                      EXCEPT SHIPMENTS AND PRICES)
Shipments:
   Lumber: (1)
      Redwood upper grades.........................................................      24.6      41.9       52.4
      Redwood common grades........................................................     137.4     230.1      244.2
      Douglas-fir upper grades.....................................................      10.4       6.9       11.5
      Douglas-fir common grades....................................................      61.5      47.5       75.3
      Other........................................................................       8.7       7.0       14.5
                                                                                     --------- ---------  ---------
   Total lumber....................................................................     242.6     333.4      397.9
                                                                                     ========= =========  =========
   Wood chips (2)..................................................................     163.7     176.7      237.8
                                                                                     ========= =========  =========
Average sales price:
   Lumber: (3)
      Redwood upper grades.........................................................  $  1,531  $  1,478   $  1,443
      Redwood common grades........................................................       629       540        531
      Douglas-fir upper grades.....................................................     1,290     1,280      1,203
      Douglas-fir common grades....................................................       430       346        455
   Wood chips (4)..................................................................        77        70         73
Net sales:
   Lumber, net of discount.........................................................  $  165.3  $  211.6   $  256.1
   Wood chips......................................................................      12.5      12.3       17.4
   Cogeneration power..............................................................       3.8       3.9        4.5
   Other...........................................................................       6.2       5.8        9.2
                                                                                     --------- ---------  ---------
      Total net sales .............................................................  $  187.8  $  233.6   $  287.2
                                                                                     ========= =========  =========
Operating income (loss)............................................................  $   (4.1) $   40.9   $   84.9
                                                                                     ========= =========  =========
Operating cash flow (5)............................................................  $   12.9  $   63.4   $  111.0
                                                                                     ========= =========  =========
Income (loss) before income taxes, minority interests and extraordinary item (6)...  $  196.1  $  (24.7)  $   21.0
                                                                                     ========= =========  =========
Capital expenditures...............................................................  $   23.1  $   22.0   $   22.9
                                                                                     ========= =========  =========

------------------------------------

(1)  Lumber shipments are expressed in millions of board feet.
(2) Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(3)  Dollars per thousand board feet.
(4)  Dollars per bone dry unit.
(5) Operating income before depletion and depreciation, also referred to as "EBITDA."
(6) 1999 results include a $239.8 million gain on the sale of the Headwaters Timberlands.

      Net Sales
      Net sales declined from $233.6 million for the year ended December 31, 1998 to $187.8 million for the year ended December 31, 1999 primarily due to lower shipments of redwood lumber offset somewhat by higher shipments of Douglas-fir lumber and higher lumber prices. The decrease in redwood lumber shipments is due to the reduction in the volume of logs available for the production of lumber products. A diminished supply of approved THPs reduced log supplies throughout 1999. See "--Trends" below. Net sales for both 1999 and 1998 were also affected by the seasonal restrictions on Pacific Lumber's logging operations during wet weather and during the nesting seasons for both the northern spotted owl and the marbled murrelet.

      Net sales declined from $287.2 million for the year ended December 31, 1997 to $233.6 million for the year ended December 31, 1998 primarily due to lower shipments of lumber, logs and wood chips. The decline in shipments which occurred during the first half of 1998 was principally due to well-above-normal rainfall which reduced demand for lumber products and severely limited the availability of rail transportation. The increased rainfall, combined with additional restrictions on Pacific Lumber's wet weather operations pursuant to the terms of Pacific Lumber's 1998 Timber Operator's License, and the applicability of logging restrictions during the nesting seasons for both the northern spotted owl and the marbled murrelet, also impeded Pacific Lumber's ability to transport logs to its mills and hindered logging operations, thereby reducing the volume of logs available for the production of lumber products. Revenues for the second half of 1998 were primarily affected by a reduction in the volume of logs harvested and converted into lumber products. Pacific Lumber's reduced harvest level during the second half of 1998 was due in large part to the absence of a sufficient number of THPs available for harvest to enable it to conduct its operations at levels consistent with those in the comparable period of 1997. The diminished supply of available THPs was attributable to a reduced volume of approved THPs as well as regulatory and judicial restrictions imposed upon harvesting activities in areas covered by previously approved THPs. See "--Trends" below. These difficulties in harvesting and transporting logs affected the types of logs available for the mills and Pacific Lumber's ability to produce a desirable mix of lumber products which in turn adversely affected sales.

      Operating Income (Loss)
      The forest products segment had an operating loss for the year ended December 31, 1999 as compared to operating income for the comparable prior year primarily due to the decrease in net sales discussed above. Results for 1999 were also affected by higher costs and expenses due to higher logging costs as well as manufacturing inefficiencies resulting from production curtailments at the sawmills due to the lack of logs.

      Operating income for 1998 decreased from 1997 principally due to the decrease in net sales discussed above. This impact was partially offset by a decrease in depletion expense as a result of the decline in volumes discussed above and a decrease in logging costs for the year ended December 31, 1998 from the prior year.

      Income (Loss) Before Income Taxes, Minority Interests and Extraordinary
      Item
      Income before income taxes, minority interests and extraordinary item for the year ended December 31, 1999 increased as compared to the 1998 period, primarily due to the gain on the sale of the Headwaters Timberlands of $239.8 million ($142.1 million net of deferred taxes or $18.17 per share) offset by the operating loss discussed above. Income before income taxes, minority interests and extraordinary item for the year ended December 31, 1999 also reflects interest income earned from investing the net proceeds from the sale of the Headwaters Timberlands and higher earnings from marketable securities.

      Forest products operations had a loss before income taxes, minority interests and extraordinary item for the year ended December 31, 1998 as compared to income for the 1997 period, primarily due to the decrease in operating income discussed above. Results for the 1998 period were also affected by a decrease in investment income from marketable securities.

   REAL ESTATE OPERATIONS

      Industry Overview
      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Puerto Rico, Arizona and California.


                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     1999       1998        1997
                                                                                  ----------  ---------  ----------
                                                                                      (IN MILLIONS OF DOLLARS)
   Net sales....................................................................  $    52.0   $   58.6   $    48.7
   Operating loss...............................................................       (5.2)         -        (3.4)
   Income before income taxes and minority interests............................       13.7       14.4        12.8
   Capital expenditures.........................................................        3.1       22.2        22.0


      Net Sales
      Net sales for the real estate segment include revenues from (i) sales of developed lots, bulk acreage and real property associated with the Company's real estate developments (ii) resort and other commercial operations conducted at certain of the Company's real estate developments and (iii), in 1997, rental revenues associated with a portfolio of properties purchased from the Resolution Trust Corporation in 1991 (the "RTC PORTFOLIO"). Net sales do not include any amounts from the sale of income producing properties, such as the RTC Portfolio properties and loans, which are recorded net of costs as investment, interest and other income (expense), net. As of December 31, 1997 substantially all of the RTC Portfolio assets had been sold.

      Net sales decreased in 1999 from 1998 primarily due to lower revenues from real estate development projects in Puerto Rico. Net sales increased in 1998 from 1997 primarily due to higher revenues from real estate development projects, partially offset by a decline in revenues from resort and commercial operations reflecting various asset dispositions.

      Operating Loss
      The real estate segment had an operating loss for 1999 as compared to breakeven operating income for 1998 primarily due to lower net sales from the Company's real estate development in Puerto Rico discussed above. The operating loss for 1998 decreased as compared to 1997 due to higher net sales discussed above. Included in the operating loss for 1997 is profit from two bulk land sales at the Fountain Hills, Arizona, development.

      Income Before Income Taxes and  Minority Interests
      Income before income taxes and minority interests for 1999 decreased compared to 1998 primarily due to the operating loss in 1999. In addition, 1998 included gains on the sale of a portion of the Company's Waterwood development project and other asset sales in 1998, whereas 1999 included a $7.4 million gain associated with insurance recoveries from property damage resulting from a 1998 hurricane in Puerto Rico. The increase in income before income taxes and minority interests for 1998 over 1997 is primarily due to the decrease in the operating loss discussed above and the gain from the sale of the Waterwood development offset somewhat by lower pre-tax gains from the sale of RTC Portfolio assets in 1998.

   RACING OPERATIONS

      Industry Overview
      The Company, through its subsidiaries, has a 98.9% ownership interest in SHRP, Ltd., a Texas limited partnership, which owns and operates the Sam Houston Race Park (the "RACE PARK"), a Class 1 horse racing facility in Houston, Texas. Results of operations between periods are generally not comparable due to the timing, varying lengths and types of racing meets held. Historically, the Race Park has derived a significant amount of its annual net pari-mutuel commissions from live racing and simulcasting. Net pari-mutuel commissions have typically been highest during the first and fourth quarters of the year, the time during which live thoroughbred racing has historically been conducted.


                                                                                       YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                     1999       1998        1997
                                                                                   ---------  ---------  ----------
                                                                                       (IN MILLIONS OF DOLLARS)
   Net sales.....................................................................  $   27.3   $   24.1   $    20.0
   Operating income (loss).......................................................       3.8        1.8        (1.6)
   Income (loss) before income taxes and minority interests......................       3.1       (1.0)       (4.6)
   Capital expenditures..........................................................       0.6        1.0         0.3


      Net Sales
      Net sales for the racing segment increased in 1999 from 1998 due to an increase in average daily attendance and an increase in wagering at facilities receiving the Race Park's simulcast signal.

      Net sales for the year ended December 31, 1998 increased compared to the year ended December 31, 1997 due to the addition of wagering on greyhound racing and an increase in wagering at facilities receiving the Race Park's simulcast signal.

      Operating Income (Loss)
      Operating income for the racing segment increased for the year ended December 31, 1999 from the same period in 1998 due to the increase in net sales discussed above. Although costs and expenses increased with the higher attendance and the increase in live racing days, expenses as a percentage of net sales declined between the years. The racing segment had operating income for the year ended December 31, 1998 compared to an operating loss for the year ended December 31, 1997 due to higher net sales discussed above as well as reduced operating costs and expenses.

      Income (Loss) Before Income Taxes and Minority Interests
      Racing operations had income before income taxes and minority interests for 1999 as compared to a loss before income taxes and minority interests for 1998 primarily due to the increase in operating income discussed above and to lower interest expense as the percentage of bonds held by non-affiliates declined from 2.5% in 1998 to 0.5% in 1999. Loss before income taxes for 1998 decreased from 1997 due to the increase in operating income discussed above.

   OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS


                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     1999       1998        1997
                                                                                  ----------  ---------  ----------
                                                                                      (IN MILLIONS OF DOLLARS)
Operating loss..................................................................  $   (23.0)  $  (13.6)  $   (17.5)
Loss before income taxes and minority interests.................................      (34.4)     (25.3)      (21.0)
Capital expenditures............................................................        0.6        0.1         0.3


      Operating Loss
      The operating loss represents corporate general and administrative expenses that are not attributable to the Company's industry segments. The change in operating loss between 1999 and 1998 is principally due to an $11.7 million non-cash charge related to a bonus awarded in the form of restricted stock. Changes in the operating loss between 1999, 1998 and 1997 were also due to accruals for certain legal contingencies, which were $0.5 million, $3.0 million and $5.6 million in 1999, 1998 and 1997, respectively (see Note 13 to the Consolidated Financial Statements).

      Loss Before Income Taxes and Minority Interests
      The loss before income taxes and minority interests includes operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, that are not attributable to the Company's industry segments. The loss for 1999 increased from 1998 principally due to the higher operating losses described above, offset by higher earnings from marketable securities. The loss for 1998 increased compared to 1997 primarily due to lower earnings from marketable securities and short-term investments.

      Credit (Provision) for Income Taxes
      The Company's credit (provision) for income taxes differs from the federal statutory rate due principally to (i) revision of prior years' tax estimates and other changes in valuation allowances, (ii) percentage depletion, and (iii) foreign, state and local taxes, net of related federal tax benefits. Revision of prior years' tax estimates includes amounts for the reversal of reserves which the Company no longer believes are necessary. The Company's credit (provision) for income taxes for 1999, 1998 and 1997 reflects benefits of $4.0 million, $11.5 million and $32.1 million, respectively, for such reversals of reserves.

      Minority Interests
      Minority interests represent the minority stockholders' interest in the Company's aluminum operations and the minority partners' interest in SHRP, Ltd.


FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      Note 8 to the Consolidated Financial Statements contains information concerning the Company's indebtedness and information concerning certain restrictive debt covenants.

   PARENT COMPANY AND MGHI

      Financing Activities and Liquidity
      The Company conducts its operations primarily through its subsidiaries. Creditors of subsidiaries of the Company as well as KACC's preferred stockholders have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the Company. As of December 31, 1999, the indebtedness of the subsidiaries and the minority interests attributable to KACC's preferred stockholders reflected on the Company's Consolidated Balance Sheet were $1,984.3 million and $19.5 million, respectively. Certain of the Company's subsidiaries, principally Kaiser and MGHI (and in turn MGHI's subsidiaries), are restricted by their various debt instruments as to the amount of funds that can be paid in the form of dividends or loaned to the Company. As of December 31, 1999, the Company's other subsidiaries (principally real estate) had an aggregate of nonrestricted cash and unused borrowing availability of approximately $27.1 million which could have been paid to the Company.

      As of December 31, 1999, the Company (excluding its subsidiaries) had cash and marketable securities of $44.6 million and MGHI (excluding its subsidiaries) had cash and marketable securities of $9.0 million. In January and February 2000, MGHI received an aggregate of $108.4 million in dividends from MGI, $90.0 million of which were made available using proceeds from the sale of the Headwaters Timberlands. MGHI in turn paid a $45.0 million dividend to the Company.

      In December 1996, MGHI issued $130.0 million aggregate principal amount of 12% Senior Secured Notes due 2003 (the "MGHI NOTES"), which have been guaranteed by the Company on a senior, unsecured basis. Net proceeds of $125.0 million received from the offering of the MGHI Notes were loaned to the Company pursuant to an intercompany note (the "INTERCOMPANY NOTE"). The Company expects that interest payments on the MGHI Notes will be paid with MGHI's existing cash and dividends paid by MGI to MGHI. The indenture governing the MGHI Notes (the "MGHI INDENTURE") contains covenants which generally limit dividends from MGI to MGHI to the greater of $18.4 million per year or, on a cumulative basis since September 30, 1996, to MGI's consolidated net income plus consolidated depreciation and depletion.

      In December 1999, MGI repurchased $4.8 million of the MGHI Notes, reducing the outstanding balance to $125.2 million at December 31, 1999.

      Although there are no restrictions on the Company's ability to pay dividends on its capital stock, the Company has not paid any dividends for a number of years and has no present intention to do so. The Company has stated that, from time to time, it may purchase its Common Stock on national exchanges or in privately negotiated transactions.

      MAXXAM Inc., excluding its subsidiaries, had short-term borrowings of $18.5 million outstanding as of December 31, 1999. The Company had no long-term debt as of such date other than that owed by its subsidiaries. Short-term borrowings of $16.0 million under an agreement with the Custodial Trust Company (the "CUSTODIAL TRUST AGREEMENT") are due on October 21, 2000. This loan is secured by 7,915,000 shares of Kaiser common stock.

      The remaining $2.5 million of short-term borrowings outstanding as of December 31, 1999 were made pursuant to a credit facility with an investment bank providing for up to $25.0 million in borrowings payable on demand. Borrowings are secured by 400,000 shares of Kaiser common stock for each $1.0 million of borrowings. No further borrowings were available as of December 31, 1999, as the trading price of Kaiser's common stock was below the minimum required under this agreement.

      Kaiser has an effective shelf registration statement covering the offering of up to 10.0 million shares of Kaiser common stock owned by the Company.

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

      The Company has realized a substantial portion of its cash flows during 1999 from its real estate segment. The Company expects cash flows from real estate activities during 2000 to be at or near recent levels as a result of further sales and asset dispositions at the Palmas del Mar and Fountain Hills real estate developments.

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

      Investing Activities
      In 1998, the Company purchased $11.0 million aggregate initial principal amount of SHRP, Ltd.'s 11% Senior Secured Extendible Notes (the "SHRP NOTES") and the corresponding equity interest in SHRP Equity, Inc. for $10.6 million. In 1997, the Company purchased $11.0 million aggregate initial principal amount of SHRP Notes for $5.9 million.

      Contingencies
      As described further in Item 3. "Legal Proceedings" and Note 13 to the Consolidated Financial Statements, on December 26, 1995, the OTS initiated a formal administrative proceeding against the Company and others by filing the Notice which alleges, among other things, misconduct by the respondents (the Company, Federated, Mr. Charles Hurwitz and others) with respect to the failure of USAT. On January 31, 2000, the OTS filed its post-hearing brief in which it claims, among other things, that the remaining respondents, Mr. Hurwitz, the Company and Federated, are jointly and severally liable to pay either $821.3 million in restitution or reimbursement of $362.6 million for alleged unjust enrichment. The OTS also claims that each remaining respondent should be required to pay $4.6 million in civil money penalties. The respondents' brief, which was also filed on January 31, 2000, claims that none of them has any liability in the OTS action.

      In the FDIC action, the FDIC seeks, conditioned on the OTS prevailing in its administrative proceeding, unspecified damages from Mr. Hurwitz relating to amounts the OTS does not collect from the Company and Federated with respect to their alleged obligations to maintain USAT's net worth.

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

   ALUMINUM OPERATIONS

      Financing Activities and Liquidity
      Kaiser is highly leveraged and has significant debt services requirements. As of December 31, 1999, Kaiser's total debt was $972.9 million, which does not give effect to $103.6 million of guaranteed debt of unconsolidated affiliates as of December 31, 1999.

      Under the KACC Credit Agreement, KACC is able to borrow by means of revolving credit advances and letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of $325.0 million or a borrowing base relating to eligible accounts receivable plus eligible inventory. The KACC Credit Agreement matures in August 2001. The KACC Credit Agreement does not permit Kaiser, and significantly restricts KACC's ability, to pay any dividends on their common stock. The indentures governing KACC's public debt also include various restrictions on KACC and its subsidiaries and repurchase obligations upon a Change of Control (as defined therein). As of December 31, 1999, $10.4 million of borrowings were outstanding under the revolving credit facility of the KACC Credit Agreement. KACC had $212.6 million of unused availability remaining under the KACC Credit Agreement at February 29, 2000, after allowing for $30.0 million of outstanding borrowings and $82.4 million for outstanding letters of credit.

      In 1999, Kaiser's operating activities used $90.6 million of cash. This amount compares with 1998 and 1997 when operating activities provided cash of $170.7 million and $45.0 million, respectively. The decrease in cash flows from operating activities between 1999 and 1998 was due primarily to the impact of 1999 results, excluding non-cash charges, and an increased investment in working capital (excluding cash). The increase in cash flows from operating activities between 1998 and 1997 was due primarily to a reduced investment in working capital (excluding cash), the receipt of $35.0 million of environmental insurance recoveries and the impact of 1998 results (excluding non-cash charges).

      Kaiser's near-term liquidity will be, as more fully discussed below, affected by three significant items: the Gramercy incident, aluminum hedging margin requirements and the amount of net payments for asbestos liabilities.

     As of December 31, 1999, Kaiser had recorded estimated recoveries for clean-up, site preparation and business interruption costs incurred relating to the Gramercy incident of approximately $55.0 million. As of December 31, 1999, approximately $50.0 million had been received. Additionally, through February 29, 2000, Kaiser had received approximately $25.0 million of additional insurance recoveries. During 2000, capital spending related to rebuilding the Gramercy facility is expected to be approximately $200.0 million. Kaiser believes that between 50% and 80% of such expenditures will ultimately be funded by proceeds from Kaiser's insurance contracts. The remainder of the Gramercy-related capital expenditures will be funded by Kaiser using existing cash resources, funds from operations and/or borrowings under the KACC Credit Agreement. The amount of capital expenditures to be funded by Kaiser will depend on, among other things, the ultimate cost and timing of the rebuild and negotiations with the insurance carriers. In addition, Kaiser will incur continuing expenses and experience lost profits subsequent to 1999 as a result of the Gramercy incident which amounts (based on current primary aluminum prices and available facts and circumstances) are expected to total another $100.0 million, which amount is expected to be largely offset by insurance recoveries. Kaiser continues to work with the insurance carriers to maximize the amount of recoveries and to minimize, to the extent possible, the period of time between when Kaiser expends funds and when it is reimbursed. Kaiser will likely have to fund an average of 30 - 60 days of property damage and business interruption activity, unless some other arrangement is agreed to with the insurance carriers, and such amounts will be significant. Kaiser believes it has sufficient financial resources to fund the construction and business interruption costs on an interim basis. However, no assurances can be given in this regard. If insurance recoveries were to be delayed or if there were other significant uses of its existing capacity under the KACC Credit Agreement, delays in the rebuilding of the Gramercy refinery could occur and could have a material adverse impact on Kaiser's liquidity and operating results.

      Hedging activities could also have an adverse impact on Kaiser's near-term liquidity. At December 31, 1999, Kaiser had made margin advances of $38.0 million and had posted letters of credit totaling $40.0 million in lieu of making margin advances. Increases in primary aluminum prices subsequent to December 31, 1999, could result in Kaiser having to make additional margin advances or post additional letters of credit and such amounts could be significant. Kaiser's exposure to margin advances is expected to improve throughout 2000 as its year 2000 positions, which have a lower average maximum contract price than its 2001 positions, expire. Kaiser is considering various financing and hedging strategies to limit its exposure to further margin advances in the event of aluminum price increases. However, no assurance can be given that Kaiser will be successful in this regard.

      Kaiser's estimated annual cash payments, prior to insurance recoveries, for asbestos-related costs will be approximately $75.0 million to $85.0 million for each of the years 2000 through 2002. Kaiser believes that it will recover a substantial portion of these payments from insurance. Preliminary agreements have been reached with certain insurance carriers under which Kaiser expects to collect a substantial portion of its 2000 asbestos-related payments. However, delays in receiving these or future insurance repayments would have an adverse impact on Kaiser's liquidity.

      While no assurance can be given that the existing cash sources will be sufficient to meet Kaiser's short-term liquidity requirements, Kaiser believes that its existing cash resources, together with cash flows from operations and borrowings under the KACC Credit Agreement, will be sufficient to satisfy its working capital and capital expenditure requirements for the next year.

      Kaiser's ability to make payments on and to refinance its debt on a long-term basis depends on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond Kaiser's control. Kaiser will need to refinance all or a substantial portion of its debt on or before its maturity. No assurance can be given that Kaiser will be able to refinance its debt on acceptable terms. However, with respect to long-term liquidity, Kaiser believes that operating cash flow, together with the ability to obtain both short and long-term financing, should provide sufficient funds to meet its working capital and capital expenditure requirements.

      Capital Structure
      The Company owns approximately 63% of Kaiser's common stock ("KAISER COMMON STOCK"), with the remaining 37% of Kaiser's Common Stock being held publicly.

     In addition to the shelf registration covering 10.0 million shares of Kaiser Common Stock owned by the Company discussed above (the proceeds of which sale would be paid to the Company rather than Kaiser), Kaiser has an effective shelf registration statement covering the offering of up to $150.0 million of Kaiser equity securities.

      In January 2000, Kaiser increased the number of authorized shares of Kaiser Common Stock to 125,000,000 from 100,000,000 to improve its flexibility to issue Kaiser Common Stock under its employee benefit plans, under the existing shelf registration statement, and in connection with other transactions.

      During August 1997, the 8,673,850 outstanding shares of Kaiser's 8.255% Preferred Redeemable Increased Equity Securities (the "PRIDES") were converted into 7,227,848 shares of Kaiser Common Stock pursuant to the terms of the PRIDES Certificate of Designations.

      Investing Activities
      Kaiser's capital expenditures were $68.4 million, $77.6 million, and $128.5 million in 1999, 1998, and 1997, respectively (of which $4.8 million, $7.2 million, and $6.6 million were funded by the minority partners in certain foreign joint ventures). Except for the purchase in 1999 of the remaining 45% interest in KLHP for approximately $10.0 million, capital expenditures were made primarily to improve production efficiency, reduce operating costs and expand capacity at existing facilities. Total capital expenditures, excluding the expenditures to rebuild the Gramercy, Louisiana facility which will be partially funded with insurance proceeds (see Note 2 to the Consolidated Financial Statements), are expected to be between $80.0 million and $115.0 million per year in each of the years 2000 through 2002 (of which approximately 10% is expected to be funded by Kaiser's minority partners in certain foreign joint ventures). Kaiser continues to evaluate numerous projects, all of which would require substantial capital, both in the United States and overseas. The level of capital expenditures may be adjusted from time to time depending on Kaiser's price outlook for primary aluminum and other products, Kaiser's ability to assure future cash flows through hedging or other means, Kaiser's financial position and other factors.

      Commitments and Contingencies
      Kaiser is subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals of $48.9 million at December 31, 1999. However, Kaiser believes that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could range, in the aggregate, up to an estimated $30.0 million.

      Kaiser is also a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with Kaiser or exposure to products containing asbestos produced or sold by Kaiser. Based on past experience and reasonably anticipated future activity, Kaiser has established a $387.8 million accrual at December 31, 1999, for estimated asbestos-related costs for claims filed and estimated to be filed through 2009, before consideration of insurance recoveries. However, Kaiser believes that substantial recoveries from insurance carriers are probable. Accordingly, Kaiser has recorded an estimated aggregate insurance recovery of $315.5 million (determined on the same basis as the asbestos-related cost accrual) at December 31, 1999. Although Kaiser has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements. The timing and amount of future recoveries from these carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies that may arise.

      While uncertainties are inherent in the final outcome of these matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that ultimately may be received, Kaiser believes that the resolution of these uncertainties and the incurrence of related costs, net of any related insurance recoveries, should not have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

      In connection with the USWA strike and subsequent lock-out by Kaiser, certain allegations of unfair labor practices have been filed with the NLRB by the USWA. In July 1999, the Oakland, California, regional office of the NLRB dismissed all material charges filed against Kaiser. In September 1999, the union filed an appeal of this ruling. If these proceedings eventually resulted in a definitive ruling against Kaiser, it could be obligated to provide back pay to USWA members at the five plants and such amount could be significant. However, while uncertainties are inherent in the final outcome of such matters, Kaiser believes that the resolution of the alleged unfair labor practices should not result in a material adverse effect on its consolidated financial position, results of operations, or liquidity.

      See Note 13 to the Consolidated Financial Statements for a more detailed discussion of these contingencies and the factors affecting Kaiser's beliefs.

   FOREST PRODUCTS OPERATIONS

      Financing Activities and Liquidity
      As of December 31, 1999, MGI and its subsidiaries had cash and marketable securities of $224.6 million as well as long-term restricted cash of $158.9 million. Long-term restricted cash includes $153.2 million held in the SAR Account (see below). Long-term debt, including current maturities, was $860.2 million as of December 31, 1999 as compared to $868.5 million at December 31, 1998. The decrease in long-term debt was primarily due to principal payments on the Timber Notes. Current maturities of long-term debt and short-term borrowings were $16.0 million as of December 31, 1999.

      Substantially all of MGI's consolidated assets are owned by Pacific Lumber, and a significant portion of Pacific Lumber's consolidated assets are owned by Scotia LLC. The holders of the Timber Notes ($859.1 million outstanding as of December 31, 1999) have priority over the claims of creditors of Pacific Lumber with respect to the assets and cash flows of Scotia LLC. In the event Scotia LLC's cash flows are not sufficient to generate distributable funds to Pacific Lumber, Pacific Lumber would effectively be precluded from distributing funds to MGI.

      Scotia LLC issued the $867.2 million aggregate principal amount of Timber Notes on July 20, 1998 . Proceeds from the offering of the Timber Notes were used primarily to prepay Scotia Pacific's 7.95% Timber Collateralized Notes due 2015 (the "OLD TIMBER NOTES") and to redeem the 10 1/2% Senior Notes due 2003 of Pacific Lumber, the 11 1/4% Senior Secured Notes due 2003 and the 12 1/4% Senior Secured Discount Notes due 2003 of MGI.

      On November 18, 1999, $169.0 million of funds from the sale of the Headwaters Timberlands were contributed to Scotia LLC and set aside in the SAR Account, which is available for making principal payments on the Timber Notes.

      The Timber Notes Indenture contains various covenants which, among other things, limit the ability to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. Under the terms of the Timber Notes Indenture, Scotia LLC will generally have available cash for distribution to Pacific Lumber when Scotia LLC's cash flows from operations exceed the amounts required by the Timber Notes Indenture to be reserved for the payment of current debt service (including interest, principal and premiums) on the Timber Notes, capital expenditures, certain other operating expenses and replenishment of the SAR Account.

      In 1999, Scotia LLC's agreement with a group of banks, pursuant to which Scotia LLC may borrow to pay interest on the Timber Notes (the "SCOTIA LLC LINE OF CREDIT"), was extended to July 16, 2000 and is expected to be renewed annually. At December 31, 1999, Scotia LLC could have borrowed a maximum of one year's interest due on the Timber Notes (or $63.0 million) under the Scotia LLC Line of Credit. As of December 31, 1999, no borrowings were outstanding under the Scotia LLC Line of Credit.

      On the January 20, 2000 note payment date for the Timber Notes, Scotia LLC had $2.2 million in cash available to pay the $31.5 million of interest due. Scotia LLC borrowed the remaining $29.3 million in funds under the Scotia LLC Line of Credit. In addition, Scotia LLC repaid $12.9 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      With respect to short-term liquidity, the Company believes that Scotia LLC will not generate sufficient cash from operations to pay all of the interest on the Timber Notes on the July 20, 2000 payment date. However, the Company expects that any such shortfall will be borrowed under the Scotia LLC Line of Credit and that funds to pay the Scheduled Amortization amount will be provided from the SAR Account.

      Pacific Lumber's revolving credit agreement (the "PACIFIC LUMBER CREDIT AGREEMENT"), a senior secured credit facility which expires on October 31, 2001, allows for borrowings of up to $60.0 million, all of which may be used for revolving borrowings, $20.0 million of which may be used for standby letters of credit and $30.0 million of which may be used for timberland acquisitions. Commencing in April 2001, borrowings for timberland acquisitions are to be repaid annually from 50% of Pacific Lumber's excess cash flow (as defined). The remaining excess cash flow is available for dividends. Upon maturity of the facility, all outstanding borrowings used for timberland acquisitions will convert to a term loan repayable over four years. As of December 31, 1999, $34.1 million of borrowings was available under the agreement, no borrowings were outstanding and letters of credit outstanding amounted to $12.5 million.

      MGI and its subsidiaries anticipate that existing cash, cash equivalents, marketable securities, funds available from the SAR Account and available sources of financing will be sufficient to fund their working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, although MGI and its subsidiaries believe that their existing cash and cash equivalents should provide sufficient funds to meet their working capital and capital expenditure requirements until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from Scotia LLC, there can be no assurance that this will be the case. Furthermore, due to its highly leveraged condition, MGI is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see Note 13 to the Consolidated Financial Statements), increased competition from other lumber producers or alternative building products and general economic conditions.

      Investing Activities
      Capital expenditures were made during the past three years to improve production efficiency, reduce operating costs and acquire additional timberlands. MGI's consolidated capital expenditures were $23.1 million, $22.0 million and $22.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. Capital expenditures, excluding expenditures for timberlands, are estimated to be between $10.0 million and $12.0 million per year for the 2000 - 2002 period. Included in capital expenditures for 1999 and 1998 is $15.9 million and $12.4 million, respectively, for timberland acquisitions. Pacific Lumber and Scotia LLC may purchase additional timberlands from time to time as appropriate opportunities arise.

   REAL ESTATE OPERATIONS

      Financing Activities and Liquidity
      As of December 31, 1999, the real estate segment had cash and marketable securities of $24.3 million, $5.8 million of which is restricted. Long-term debt, including current maturities, was $25.5 million as of December 31, 1999 as compared to $27.4 million as of December 31, 1998. Current maturities of long-term debt and short-term borrowings were $11.1 million as of December 31, 1999. As of December 31, 1999, the real estate segment had $8.6 million available for use under a $14.0 million revolving bank credit facility. There were no outstanding borrowings, and letters of credit outstanding amounted to $1.6 million. The Company believes that the existing cash and credit facilities of its real estate subsidiaries are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing and joint venture partners should provide sufficient funds to meet their working capital and capital expenditure requirements.

      Investing Activities
      Capital expenditures were $3.1 million, $22.2 million and $22.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. Capital expenditures are expected to be approximately $6.0 million in 2000. Capital expenditures in 1999 and 1998 include expenditures for the construction of a golf course at the Company's Palmas del Mar resort.

RACING OPERATIONS

      Financing Activities and Liquidity
      At December 31, 1999, SHRP, Ltd. had cash and cash equivalents of $10.2 million, $3.5 million of which is restricted for payment of purses and property taxes, and a line of credit from its partners of $1.7 million, substantially all of which is the Company's portion. Long-term debt before discount, excluding $56.3 million of debt held by affiliates, was $0.6 million as of December 31, 1999. SHRP, Ltd. is able to defer cash interest payments on its long-term debt until September 1, 2001 or until certain conditions are met, and to defer the payment of management fees until two consecutive interest payments on its long-term debt have been paid in cash. The deferral of these items has significantly improved SHRP, Ltd.'s liquidity.

      With respect to long-term liquidity, although only $0.6 million of SHRP, Ltd.'s debt is owned by non-affiliates, there can be no assurance that SHRP, Ltd. will be able to repay or refinance its long-term debt or that alternative sources of funding will be available, if needed.

      Investing Activities
      Capital expenditures were $0.6 million, $1.0 million and $0.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. Capital expenditures and investments in new ventures are expected to be approximately $4.5 million in 2000.

TRENDS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      The Company's forest products operations are conducted by MGI through Pacific Lumber and Britt. Regulatory and environmental matters play a significant role in Pacific Lumber's operations, which are subject to a variety of California and federal laws and regulations, as well as the HCP, SYP and Pacific Lumber's 2000 TOL, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, and related litigation have increased the cost of logging operations. The Company's forest products segment has also been adversely affected by a lack of available logs as a result of a severely diminished supply of available THPs. Prior to the consummation of the Headwaters Agreement on March 1, 1999, the reduced number of approved THPs was attributable to several factors, including a significantly reduced level of THPs submitted by Pacific Lumber to the CDF during the second half of 1998 and during the first two months of 1999 due to (a) the extensive amount of time devoted by Pacific Lumber's foresters, wildlife and fisheries biologists and other personnel to (i) amending a significant number of previously submitted THPs to incorporate various new requirements which Pacific Lumber agreed to in February 1998 in the course of completing the Headwaters Agreement (the "PRE-PERMIT AGREEMENT"), (ii) preparing the Environmental Plans and all the related data, responding to comments on the Environmental Plans, assessing and responding to federal and state proposals and changes concerning the Environmental Plans, and evaluating the Environmental Plans, (iii) responding to comments received by Pacific Lumber from various federal and state governmental agencies with respect to its filed THPs in light of the new and more stringent requirements that Pacific Lumber agreed to observe pursuant to the Pre-Permit Agreement, and (iv) responding to newly filed litigation involving certain of Pacific Lumber's approved THPs and (b) implementation of a provision contained in the Pre-Permit Agreement which required, for the first time, a licensed geologist to review virtually all of Pacific Lumber's THPs prior to submission to the CDF. Pacific Lumber also experienced an unexpected significantly slower rate of review and approval with respect to its filed THPs due, in large part, to the issues that emerged in applying the requirements embodied in the Pre-Permit Agreement to Pacific Lumber's THPs, certain of which requirements imposed new forestry practices that applied solely to Pacific Lumber's operations.

      With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Environmental Plans; however, significant additional work continues to be required in connection with their implementation. As a result of the implementation process, 1999 was a transition period for Pacific Lumber with respect to the filing and approval of its THPs. The transition period is expected to continue into 2000. Pacific Lumber believes that the rate of submissions of THPs during 2000 will increase significantly. However, Pacific Lumber believes that the review and approval process for THPs through at least the first quarter of 2000 will continue to be slower than Pacific Lumber has historically experienced as Pacific Lumber, the CDF and other agencies continue to develop procedures for implementing the Environmental Plans. Nevertheless, Pacific Lumber anticipates that after a transition period, the implementation of the Environmental Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

      There can be no assurance that Pacific Lumber will not continue to experience difficulties in receiving approvals of its THPs similar to those it has been experiencing. Furthermore, there can be no assurance that certain pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Item 3. "Legal Proceedings" and Note 13 to the Consolidated Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

YEAR 2000

      The transition to the year 2000 date change was made without any significant problems or interruption of business activity. Each of the Company's segments had implemented programs to assess the impact of the year 2000 date change on software and related technologies. Testing and modifications of the Company's critical information systems, some of which began as early as 1997, were completed prior to December 31, 1999. In some instances, it was cost effective to purchase and implement new systems. Total spending to make these systems year 2000 compliant for all segments was approximately $8.6 million, of which $8.3 million related to Kaiser. System modification costs were expensed as incurred. Costs associated with new systems were capitalized and will be amortized over the lives of the systems.

ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS NO. 133") requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 initially required adoption by January 1, 2000. However, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities-Deferral of Effective Date of SFAS No. 133," issued in June 1999, delayed the required implementation date of SFAS No. 133 to no later than January 1, 2001. Under SFAS No. 133, the Company will be required to "mark-to-market" its hedging positions at the end of each period in advance of the period of recognition for the transactions to which the hedges relate. Changes in the fair value of the Company's open hedging positions will be reflected as an increase or reduction in stockholders' equity through comprehensive income. The impact of the changes in fair value of the Company's hedging positions will be reversed from comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income upon the occurrence of the transactions to which the hedges relate. Currently, the dollar amount of the Company's comprehensive income adjustments is not significant so there is no significant difference between "traditional" net income and comprehensive income. However, differences between comprehensive income and traditional net income may become significant in future periods as SFAS No. 133 will result in fluctuations in comprehensive income and stockholders' equity in periods of price volatility, despite the fact that the Company's cash flow and earnings will be "fixed" to the extent hedged. The Company is currently evaluating how and when to implement SFAS No. 133.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

      Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Notes 1 and 14 to the Consolidated Financial Statements, Kaiser utilizes hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes and to mitigate its exposure to changes in foreign currency exchange rates. The following sets forth the impact on future earnings of adverse market changes related to Kaiser's hedging positions with respect to commodity and foreign exchange contracts described more fully in Note 14 to the Consolidated Financial Statements. The impact of market changes on energy derivative activities is generally not significant.

      Alumina and Primary Aluminum
      Alumina and primary aluminum production in excess of internal requirements is sold in domestic and international markets, exposing Kaiser to commodity price opportunities and risks. Kaiser's hedging transactions are intended to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. On average, before consideration of hedging activities, any fixed price contracts with fabricated aluminum products customers, variations in production and shipment levels, and timing issues related to price changes, Kaiser estimates that each $.01 increase (decrease) in the market price per price-equivalent pound of primary aluminum increases (decreases) Kaiser's annual pre-tax earnings by approximately $15.0 million.

      As of December 31, 1999, approximately 65% and 45% of Kaiser's net hedgeable volume with respect to 2000 and 2001, respectively, is subject to a minimum and maximum contract price. Based on the average December 31, 1999, London Metal Exchange ("LME") cash price for primary aluminum of approximately $.71 per pound, Kaiser estimates that it would realize a net aggregate pre-tax reduction of operating income of approximately $70.0 million from its hedging positions and fixed price customer contracts during 2000 and 2001. Kaiser estimates that a hypothetical $.10 increase from the above stated December 1999 price would result in an additional net aggregate pre-tax reduction of operating income of approximately $130.0 million being realized during 2000 and 2001 related to its hedging positions and fixed price customer contracts. Approximately 40% of the total reductions in operating income would occur in the first half of 2000. Both amounts are versus what Kaiser's results would have been without the derivative commodity contracts and fixed price customer contracts discussed above. Conversely, Kaiser estimates that a hypothetical $.10 decrease from the above stated December 1999 price level would result in an aggregate pre-tax increase in operating income of approximately $30.0 million being realized during 2000 and 2001 related to Kaiser's hedging positions and fixed price customer contracts. It should be noted, however, that, since the hedging positions and fixed price customer contracts lock-in a specified price or range of prices, any increase or decrease in earnings attributable to Kaiser's hedging positions or fixed price customer contracts would be significantly offset by a decrease or increase in the value of the hedged transactions.

     As stated in Note 14 to the Consolidated Financial Statements, Kaiser has certain hedging positions which do not qualify for treatment as a "hedge" under current accounting guidelines and thus must be marked-to-market each period. Fluctuations in forward market prices for primary aluminum would likely result in additional earnings volatility as a result of these positions. Kaiser estimates that a hypothetical $.10 increase in spot market prices from the December 31, 1999 LME cash price of $.74 per pound would, if the forward market were in a "contango" position (i.e., where future prices exceed spot prices), result in additional aggregate mark-to-market charges of between $20.0 to $30.0 million during 2000 and 2001. Conversely, Kaiser estimates that a hypothetical $.10 decrease in year end 1999 spot market prices would result in aggregate mark-to-market income of between $20.0 to $30.0 million during 2000 and 2001. For purposes of this computation, Kaiser assumed that the forward market would be essentially "flat" (i.e., future prices would approximate the current forward market price).

      The foregoing estimated earnings impact on 2001 excludes the possible effect on pre-tax income of SFAS No. 133 which must be adopted by the Company no later than January 1, 2001.

      In addition to having an impact on Kaiser's earnings, a hypothetical $.10-per-pound change in primary aluminum prices would also impact Kaiser's cash flows and liquidity through changes in possible margin advance requirements. At December 31, 1999, Kaiser had made margin advances of $38.0 million and had posted letters of credit totaling $40.0 million in lieu of paying margin advances. Increases in primary aluminum prices subsequent to December 31, 1999, could result in Kaiser having to make additional margin advances or post additional letters of credit and such amounts could be significant. If primary aluminum prices increased by $.10 per pound (from the year-end 1999 price) by March 31, 2000 and the forward curve were as described above, it is estimated that Kaiser could be required to make additional margin advances in the range of $75.0 to $100.0 million. On the other hand, a hypothetical $.10 decrease in primary aluminum prices by March 31, 2000, using the same forward curve assumptions stated above, would be expected to result in Kaiser receiving a substantial majority of its previous margin advances. Kaiser's exposure to margin advances is expected to improve throughout 2000 as its year 2000 positions, which have a lower average maximum contract price than Kaiser's 2001 positions, expire. Kaiser is considering various financing and hedging strategies to limit its exposure to further margin advances in the event of aluminum price increases. However, no assurance can be given that Kaiser will be successful in this regard.

Foreign Currency

      Kaiser enters into forward exchange contracts to hedge material cash commitments for foreign currencies. Kaiser's primary foreign exchange exposure is related to its Australian dollar ("A$") commitments in respect of activities associated with its 28.3%-owned affiliate, QAL. Kaiser estimates that, before consideration of any hedging activities, a US $0.01 increase (decrease) in the value of the A$ results in an approximate $1.0 million to $2.0 million (decrease) increase in Kaiser's annual pre-tax earnings.

      At December 31, 1999, Kaiser held derivative foreign currency contracts hedging approximately 82% and 27% of its A$ currency commitments for 2000 and 2001, respectively. Kaiser estimates that a hypothetical 10% reduction in the A$ exchange rate would result in Kaiser recognizing a net aggregate pre-tax cost of approximately $3.0 million to $10.0 million during 2000 and 2001 related to its foreign currency hedging positions. This cost is versus what Kaiser's results would have been without Kaiser's derivative foreign currency contracts. It should be noted, however, that since the hedging positions lock-in specified rates, any increase or decrease in earnings attributable to currency hedging instruments would be offset by a corresponding decrease or increase in the value of the hedged commitments.


ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To MAXXAM Inc.:

We have audited the accompanying consolidated balance sheets of MAXXAM Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAXXAM Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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



                                      ARTHUR ANDERSEN LLP


Houston, Texas
March 7, 2000


                          MAXXAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               1999        1998
                                                                                            ----------- -----------
ASSETS
Current assets:
   Cash and cash equivalents............................................................... $    275.7  $    294.2
   Marketable securities...................................................................       58.3        19.4
   Receivables:
      Trade, net of allowance for doubtful accounts of $6.0 and $6.4, respectively.........      169.4       184.5
      Other................................................................................      116.0       122.6
   Inventories.............................................................................      590.7       587.5
   Prepaid expenses and other current assets...............................................      192.7       152.4
                                                                                            ----------- -----------
        Total current assets...............................................................    1,402.8     1,360.6
Property, plant and equipment, net of accumulated depreciation of $977.9 and
   $921.5, respectively....................................................................    1,222.2     1,278.9
Timber and timberlands, net of accumulated depletion of $180.6 and $178.4,
   respectively............................................................................      254.1       302.3
Investments in and advances to unconsolidated affiliates...................................      112.6       146.5
Deferred income taxes......................................................................      549.1       555.8
Restricted cash and marketable securities..................................................      159.0        17.5
Long-term receivables and other assets.....................................................      693.3       413.6
                                                                                            ----------- -----------
                                                                                            $  4,393.1  $  4,075.2
                                                                                            =========== ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable........................................................................ $    243.1  $    182.9
   Accrued interest........................................................................       72.4        72.4
   Accrued compensation and related benefits...............................................      124.8       133.7
   Other accrued liabilities...............................................................      194.7       180.6
   Payable to affiliates...................................................................       85.8        77.1
   Short-term borrowings and current maturities of long-term debt..........................       46.0        37.0
                                                                                            ----------- -----------
        Total current liabilities..........................................................      766.8       683.7
Long-term debt, less current maturities....................................................    1,956.8     1,971.7
Accrued postretirement medical benefits....................................................      688.9       704.5
Other noncurrent liabilities...............................................................      810.1       604.8
                                                                                            ----------- -----------
        Total liabilities..................................................................    4,222.6     3,964.7
                                                                                            ----------- -----------
Commitments and contingencies
Minority interests.........................................................................      142.7       167.3
Stockholders' equity (deficit):
   Preferred stock, $0.50 par value; 12,500,000 shares authorized; Class A $0.05
      Non-Cumulative Participating Convertible Preferred Stock; 669,355 and
       669,435 shares issued, respectively.................................................        0.3         0.3
   Common stock, $0.50 par value; 28,000,000 shares authorized;
      10,063,359 shares issued.............................................................        5.0         5.0
   Additional capital......................................................................      225.3       222.8
   Accumulated deficit.....................................................................     (102.1)     (175.7)
   Accumulated other comprehensive loss - additional minimum pension liability.............       (0.7)          -
    Treasury stock, at cost (shares held:  preferred - 845; common - 2,805,608
      and  3,062,496, respectively)........................................................     (100.0)     (109.2)
                                                                                            ----------- -----------
        Total stockholders' equity (deficit)...............................................       27.8       (56.8)
                                                                                            ----------- -----------
                                                                                            $  4,393.1  $  4,075.2
                                                                                            =========== ===========

The accompanying notes are an integral part of these financial statements.


                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)


                                                                                    YEARS ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                                1999         1998          1997
                                                                             -----------  -----------  ------------
Net sales:
   Aluminum operations.....................................................  $  2,044.3   $  2,256.4   $   2,373.2
   Forest products operations..............................................       187.8        233.6         287.2
   Real estate operations..................................................        52.0         58.6          48.7
   Racing operations.......................................................        27.3         24.1          20.0
                                                                             -----------  -----------  ------------
                                                                                2,311.4      2,572.7       2,729.1
                                                                             -----------  -----------  ------------
Cost and expenses:
   Cost of sales and operations:
      Aluminum operations..................................................     1,859.2      1,906.2       1,951.2
      Forest products operations...........................................       159.5        155.3         162.0
      Real estate operations...............................................        29.7         33.5          28.0
      Racing operations....................................................        15.9         15.7          14.4
   Selling, general and administrative expenses............................       170.4        171.0         190.0
   Depreciation, depletion and amortization................................       108.4        120.4         127.4
   Impairment of assets....................................................        19.8         45.0             -
   Restructuring of aluminum operations....................................           -            -          19.7
                                                                             -----------  -----------  ------------
                                                                                2,362.9      2,447.1       2,492.7
                                                                             -----------  -----------  ------------

Operating income (loss)....................................................       (51.5)       125.6         236.4

Other income (expense):
   Gain on sale of Headwaters Timberlands..................................       239.8            -             -
   Gain on involuntary conversion at Gramercy facility.....................        85.0            -             -
   Investment, interest and other income (expense), net....................        18.3         36.3          49.7
   Interest expense........................................................      (190.1)      (201.3)       (201.4)
   Amortization of deferred financing costs................................        (7.0)        (7.2)        (10.2)
                                                                             -----------  -----------  ------------
Income (loss) before income taxes and minority interests ..................        94.5        (46.6)         74.5
Credit (provision) for income taxes........................................       (43.7)        32.1           6.9
Minority interests.........................................................        22.8         (0.2)        (16.2)
                                                                             -----------  -----------  ------------
Income (loss) before extraordinary item....................................        73.6        (14.7)         65.2
Extraordinary item:
   Loss on early extinguishment of debt, net of income tax benefit
        of $22.9...........................................................           -        (42.5)            -
                                                                             -----------  -----------  ------------
Net income (loss)..........................................................  $     73.6   $    (57.2)  $      65.2
                                                                             ===========  ===========  ============

Basic earnings (loss) per common share:
   Income (loss) before extraordinary item.................................  $    10.49   $    (2.10)  $      7.81
   Extraordinary item......................................................           -        (6.07)            -
                                                                             -----------  -----------  ------------
   Net income (loss).......................................................  $    10.49   $    (8.17)  $      7.81
                                                                             ===========  ===========  ============

Diluted earnings (loss) per common and common equivalent share:
   Income (loss) before extraordinary item.................................  $     9.49   $    (2.10)  $      7.14
   Extraordinary item......................................................           -        (6.07)            -
                                                                             -----------  -----------  ------------
   Net income (loss).......................................................  $     9.49   $    (8.17)  $      7.14
                                                                             ===========  ===========  ============



The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)


                                                                                         YEARS ENDED DECEMBER 31,
                                                                                       ----------------------------
                                                                                         1999      1998      1997
                                                                                       --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).................................................................. $  73.6   $ (57.2)  $  65.2
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
      Depreciation, depletion and amortization........................................   108.4     120.4     127.4
      Gain on sale of Headwaters Timberlands..........................................  (239.8)        -         -
      Gain on involuntary conversion at Gramercy facility.............................   (85.0)        -         -
      Impairment of assets............................................................    19.8      45.0         -
      Extraordinary loss on early extinguishment of debt, net.........................       -      42.5         -
      Restructuring of aluminum operations............................................       -         -      19.7
      Stock-based compensation expense................................................    11.7         -         -
      Net gain on other asset dispositions............................................   (45.3)        -      (7.9)
      Net gains on marketable securities..............................................   (18.2)     (8.6)    (18.1)
      Net sales (purchases) of marketable securities..................................   (20.7)     73.8     (16.2)
      Minority interests..............................................................   (22.8)      0.2      16.2
      Amortization of deferred financing costs and discounts on long-term debt........     7.3      17.9      24.8
      Equity in (earnings) loss of unconsolidated affiliates, net of dividends received   (4.6)     (0.5)     23.3
      Increase (decrease) in cash resulting from changes in:
        Receivables...................................................................    24.4      70.1     (86.1)
        Inventories...................................................................    (4.7)     38.7       0.4
        Prepaid expenses and other assets.............................................   (60.4)     24.3     (26.3)
        Accounts payable..............................................................    59.9      (4.7)    (14.8)
        Accrued and deferred income taxes.............................................    19.7     (23.9)     (4.4)
        Payable to affiliates and other liabilities...................................    16.8     (47.4)    (14.7)
        Accrued interest..............................................................       -       4.0       8.4
        Long-term assets and long-term liabilities....................................    20.7     (53.7)    (29.6)
      Other...........................................................................    (6.6)      4.3       1.3
                                                                                       --------  --------  --------
        Net cash provided by (used for) operating activities..........................  (145.8)    245.2      68.6
                                                                                       --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from dispositions of property and investments.........................   375.1      23.1      40.6
   Capital expenditures...............................................................   (95.8)   (122.1)   (164.5)
   Restricted cash withdrawals used to acquire timberlands............................    12.9       8.9         -
   Investment in subsidiaries and joint ventures......................................       -     (10.6)     (7.2)
   Other..............................................................................    (3.3)      2.9      (7.8)
                                                                                       --------  --------  --------
        Net cash provided by (used for) investing activities..........................   288.9     (97.8)   (138.9)
                                                                                       --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt...........................................     2.9     875.5      30.1
   Premiums for early retirement of debt..............................................       -     (45.5)        -
   Redemptions, repurchase of and principal payments on long-term debt................   (19.6)   (804.0)    (78.4)
   Net borrowings under revolving and short-term credit facilities....................    10.4      16.0       2.5
   Restricted cash withdrawals (deposits), net........................................  (154.4)      7.3      (3.7)
   Treasury stock repurchases.........................................................       -     (35.1)    (52.8)
   Incurrence of deferred financing costs.............................................    (0.7)    (23.4)     (1.8)
   Other..............................................................................    (0.2)     (8.6)      2.4
                                                                                       --------  --------  --------
        Net cash used for financing activities........................................  (161.6)    (17.8)   (101.7)
                                                                                       --------  --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................................   (18.5)    129.6    (172.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR........................................   294.2     164.6     336.6
                                                                                       --------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR.............................................. $ 275.7   $ 294.2   $ 164.6
                                                                                       ========  ========  ========

The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)



                                                                                  ACCUMU-
                                                                                  LATED
                                                                                  OTHER
                                  PREFERRED     COMMON STOCK     ADDI-   ACCUMU-  COMPRE-                     COMPRE-
                                    STOCK                       TIONAL    LATED   HENSIVE  TREASURY           HENSIVE
                                  ($.50 PAR)  Shares ($.50 Par) CAPITAL  DEFICIT   INCOME    STOCK    TOTAL   INCOME
                                  ---------   ----------------  ------- --------- -------- --------- -------- -------
Balance, December 31, 1996....... $    0.3       8.7  $   5.0   $155.9  $ (185.6) $  (5.1) $  (21.3) $ (50.8)
   Net income....................        -         -        -        -      65.2        -         -     65.2  $ 65.2
   Reduction of pension
      liability..................        -         -        -        -         -      1.8         -      1.8     1.8
                                                                                                              -------
   Comprehensive income..........                                                                             $ 67.0
                                                                                                              =======
   Gain from issuance of
      Kaiser Aluminum
      Corporation common
      stock due to PRIDES
      conversion.................        -         -        -     62.9       1.9        -         -     64.8
   Gain from other issuances
      of Kaiser Aluminum
      Corporation common
      stock......................        -         -        -      1.1         -        -         -      1.1
   Treasury stock
      repurchases................        -      (1.7)       -        -         -        -     (87.9)   (87.9)
   Gain on settlement
      of shareholder
      litigation.................        -         -        -      2.9         -        -         -      2.9
                                  ---------   ------- --------  ------- --------- -------- --------- --------

Balance, December 31, 1997.......      0.3       7.0      5.0    222.8    (118.5)    (3.3)   (109.2)    (2.9)
   Net loss......................        -         -        -        -     (57.2)       -         -    (57.2) $(57.2)
   Reduction of pension
      liability..................        -         -        -        -         -      3.3         -      3.3     3.3
                                                                                                              -------
   Comprehensive loss............                                                                             $(53.9)
                                  ---------   ------- --------  ------- --------- -------- --------- -------- =======

Balance, December 31, 1998.......      0.3       7.0      5.0    222.8    (175.7)       -    (109.2)   (56.8)
   Net income....................        -         -        -        -      73.6        -         -     73.6  $ 73.6
   Increase in pension liability.        -         -        -        -         -     (0.7)        -     (0.7)   (0.7)
                                                                                                              -------
   Comprehensive income..........                                                                             $ 72.9
                                                                                                              =======
   Treasury stock issuances......        -         -        -      2.5         -        -       9.2     11.7
                                  ---------   ------- --------  ------- --------- -------- --------- --------
Balance, December 31, 1999....... $    0.3       7.0  $   5.0   $225.3  $ (102.1) $  (0.7) $ (100.0) $  27.8
                                  =========   ======= ========  ======= ========= ======== ========= ========


The accompanying notes are an integral part of these financial statements.


                          MAXXAM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

      The Company
      The consolidated financial statements include the accounts of MAXXAM Inc. and its majority and wholly owned subsidiaries. All references to the "COMPANY" include MAXXAM Inc. and its majority owned and wholly owned subsidiaries, unless otherwise indicated or the context indicates otherwise. Intercompany balances and transactions have been eliminated. Investments in affiliates (20% to 50%-owned) are accounted for utilizing the equity method of accounting. Certain reclassifications have been made to prior years' consolidated financial statements to be consistent with the current year's presentation.

      The Company is a holding company and, as such, conducts substantially all of its operations through its subsidiaries. The Company operates in four principal industries: aluminum, through its majority owned subsidiary, Kaiser Aluminum Corporation ("KAISER", 63% owned as of December 31, 1999), an integrated aluminum producer; forest products, through MAXXAM Group Inc. ("MGI") and MGI's wholly owned subsidiaries, The Pacific Lumber Company ("PACIFIC LUMBER") and Britt Lumber Co., Inc. ("BRITT"); real estate investment and development, managed through its wholly owned subsidiary, MAXXAM Property Company, and racing operations through Sam Houston Race Park, Ltd. ("SHRP, LTD."), a Texas limited partnership, in which the Company owned a 98.9% interest as of December 31, 1999. MAXXAM Group Holdings Inc. ("MGHI") owns 100% of MGI and is a wholly owned subsidiary of the Company.

      Description of the Company's Operations
      Kaiser, through its wholly owned principal operating subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), operates in several principal aspects of the aluminum industry - the mining of bauxite (the major aluminum- bearing ore), the refining of bauxite into alumina (the intermediate material), the production of aluminum and the manufacture of fabricated and semi-fabricated aluminum products. Kaiser's production levels of alumina, before consideration of the Gramercy incident described in Note 2, and primary aluminum exceed its internal processing needs, which allows it to be a major seller of alumina and primary aluminum in domestic and international markets. A substantial portion of the Company's consolidated assets, liabilities, revenues, results of operations and cash flows are attributable to Kaiser (see Note 15).

      MGI operates in several principal aspects of the lumber industry - the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber and the manufacture of lumber into a variety of finished products. Housing, construction and remodeling are the principal markets for the Company's lumber products.

      The Company, principally through its wholly owned subsidiaries, is also engaged in the business of residential and commercial real estate investment and development, primarily in Puerto Rico, Arizona and California.

      Racing operations are conducted through SHRP, Ltd. which owns and operates a Class 1, pari-mutuel horse racing facility in the greater Houston metropolitan area.

      Use of Estimates and Assumptions
      The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during each period presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the subsequent resolution of any one of the contingent matters described in Note 13 could differ materially from current estimates. The results of an adverse resolution of such uncertainties could have a material effect on the Company's consolidated financial position, results of operations or liquidity.

   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Cash Equivalents
      Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less. See "Restricted Cash and Marketable Securities" below.

      Marketable Securities
      Marketable securities which are considered "held-to-maturity" securities consist of commercial paper with original maturities in excess of three months and other types of corporate and government debt obligations. These securities are carried at cost adjusted for discount and premium amortization. As of December 31, 1999 and 1998, the carrying amount approximated fair value. Marketable securities which are considered "trading" or "available for sale" securities consist of long and short positions in corporate common stocks and option contracts and are carried at fair value. The cost of the securities sold is determined using the first-in, first-out method. Included in investment, interest and other income (expense), net for each of the three years in the period ended December 31, 1999 were: 1999 - net unrealized holding losses of $1.4 million and net realized gains of $18.8 million; 1998 - net unrealized holding losses of $3.8 million and net realized gains of $11.9 million; and 1997
- net unrealized holding gains of $5.0 million and net realized gains of $11.9 million. See "Restricted Cash and Marketable Securities" below.

      Inventories
      Inventories are stated at the lower of cost or market. Cost for the aluminum and forest products operations inventories is primarily determined using the last-in, first-out ("LIFO") method not in excess of market value. Replacement cost is not in excess of LIFO cost. Other inventories of the aluminum operations, principally operating supplies and repair and maintenance parts, are stated at the lower of average cost or market. Inventory costs consist of material, labor and manufacturing overhead, including depreciation and depletion.

      Inventories consist of the following (in millions):


                                                                            DECEMBER 31,
                                                                        --------------------
                                                                          1999       1998
                                                                        ---------  ---------
Aluminum operations:
   Finished fabricated products........................................ $  118.5   $  112.4
   Primary aluminum and work in process................................    189.4      205.6
   Bauxite and alumina.................................................    124.1      109.5
   Operating supplies and repair and maintenance parts.................    114.1      116.0
                                                                        ---------  ---------
                                                                           546.1      543.5
                                                                        ---------  ---------
Forest products operations:
   Lumber..............................................................     23.2       36.0
   Logs................................................................     21.4        8.0
                                                                        ---------  ---------
                                                                            44.6       44.0
                                                                        ---------  ---------
                                                                        $  590.7   $  587.5
                                                                        =========  =========

      Property, Plant and Equipment
      Property, plant and equipment, including capitalized interest, is stated at cost, net of accumulated depreciation. Depreciation is computed principally utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. The carrying value of property, plant and equipment is assessed when events and circumstances indicate that an impairment is present. The existence of an impairment is determined by comparing the net carrying value of the asset to its estimated undiscounted future cash flows. If an impairment is present, the asset is reported at the lower of carrying value or fair value.

      Timber and Timberlands
      Timber and timberlands are stated at cost, net of accumulated depletion. Depletion is computed utilizing the unit- of-production method based upon estimates of timber values and quantities.

      Deferred Financing Costs
      Costs incurred to obtain financing are deferred and amortized over the estimated term of the related borrowing.

      Restricted Cash and Marketable Securities
      Cash and cash equivalents and marketable securities includes restricted investments of $70.0 million and $96.1 million at December 31, 1999 and 1998, respectively. Restricted investments are primarily held as security for short positions in marketable securities and for debt service payments on the Company's Class A-1, Class A-2 and Class A-3 Timber Collateralized Notes due 2028 (the "TIMBER NOTES").

      Long-term restricted cash and marketable securities of $159.0 million at December 31, 1999 primarily represents amounts held in a Scheduled Amortization Reserve Account (the "SAR ACCOUNT") to support principal payments on the Timber Notes, whereas long-term restricted cash of $17.5 million at December 31, 1998 primarily represents the amount held in an account by the trustee (the "PREFUNDING ACCOUNT") under the indenture governing the Timber Notes (the "TIMBER NOTES INDENTURE") to enable Scotia Pacific Company LLC ("SCOTIA LLC"), a limited liability company wholly owned by Pacific Lumber, to acquire timberlands.

      Concentrations of Credit Risk
      Cash equivalents and restricted marketable securities are invested primarily in commercial paper as well as other types of corporate and government debt obligations. The Company has mitigated its concentration of credit risk with respect to these investments by purchasing high grade investments (ratings of A1/P1 short-term or at least AA/aa long- term debt). No more than 10% is invested within the same issue.

      Investment, Interest and Other Income (Expense), Net
      Investment, interest and other income (expense), net for the years ended December 31, 1999, 1998 and 1997 includes $53.2 million, $12.7 million, and $8.8 million, respectively, of pre-tax charges related principally to establishing additional litigation reserves for asbestos claims, net of estimated insurance recoveries, pertaining to operations which were discontinued prior to the acquisition of Kaiser by the Company in 1988. Other investment, interest and other income (expense), net in 1999 also includes $32.8 million of pre-tax charges to reflect mark-to-market adjustments on certain primary aluminum hedging transactions, a net pre-tax gain of $50.5 million on the sale of Kaiser's 50% interest in AKW L.P. ("AKW"), an aluminum wheels joint venture, and a $7.4 million gain related to insurance recoveries for property damage resulting from a hurricane which hit Puerto Rico in 1998. Other investment, interest and other income (expense), net in 1998 includes $12.0 million attributable to insurance recoveries related to certain environmental costs incurred. Also included in investment, interest and other income (expense), net are net gains from sales of real estate and equity in earnings from real estate joint ventures of $8.7 million, $11.2 million and $13.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

      Foreign Currency Translation
      The Company uses the United States dollar as the functional currency for its foreign operations.

      Derivative Financial Instruments
      Hedging transactions using derivative financial instruments are primarily designed to mitigate Kaiser's exposure to changes in prices for certain of the products which Kaiser sells and consumes and, to a lesser extent, to mitigate Kaiser's exposure to changes in foreign currency exchange rates. Kaiser does not utilize derivative financial instruments for trading or other speculative purposes. Kaiser's derivative activities are initiated within guidelines established by Kaiser's management and approved by Kaiser's board of directors. Hedging transactions are executed centrally on behalf of all of Kaiser's business segments to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors.

      Most of Kaiser's hedging activities involve the use of option contracts (which establish a maximum and/or minimum amount to be paid or received) and forward sales contracts (which effectively fix or lock-in the amount Kaiser will pay or receive). Option contracts typically require the payment of an up-front premium in return for the right to receive the amount (if any) by which the price at the settlement date exceeds the strike price. Any interim fluctuations in prices prior to the settlement date are deferred until the settlement date of the underlying hedged transaction, at which point they are reflected in net sales or cost of sales (as applicable) together with the related premium cost. Forward sales contracts do not require an up-front payment and are settled by the receipt or payment of the amount by which the price at the settlement date varies from the contract price. No accounting recognition is accorded to interim fluctuations in prices of forward sales contracts.

      Kaiser has established margin accounts and credit limits with certain counterparties related to open forward sales and option contracts. When unrealized gains or losses are in excess of such credit limits, Kaiser is entitled to receive advances from the counterparties on open positions or is required to make margin advances to counterparties, as the case may be. At December 31, 1999, Kaiser had made margin advances of $38.0 million and had posted letters of credit totaling $40.0 million in lieu of paying margin advances. At December 31, 1998, Kaiser had received $9.9 million of margin advances. Increases in primary aluminum prices subsequent to December 31, 1999, could result in Kaiser having to make additional margin advances or post additional letters of credit and such amounts could be significant. Kaiser considers credit risk related to possible failure of the counterparties to perform their obligations pursuant to the derivative contracts to be minimal.

      Deferred gains or losses as of December 31, 1999, are included in prepaid expenses and other current assets and other accrued liabilities. See Note 14.

      Fair Value of Financial Instruments
      The carrying amounts of cash equivalents approximate fair value. Marketable securities are carried at fair value which is determined based on quoted market prices. As of December 31, 1999 and 1998, the estimated fair value of debt, including current maturities, was $1,897.5 million and $1,939.9 million, respectively. The estimated fair value of debt is determined based on the quoted market prices for the publicly traded issues and on the current rates offered for borrowings similar to the other debt. Some of the Company's publicly traded debt issues are thinly traded financial instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market.

      Stock-Based Compensation
      The Company applies the "intrinsic value" method described by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations to account for stock and stock-based compensation awards (see Note 12). In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company calculated pro forma compensation cost for all stock options granted using the "fair value" method. The fair values of the stock options granted were estimated using the Black-Scholes option pricing model. The Company's pro forma income (loss) before extraordinary item and diluted earnings per share before extraordinary item would have been $69.1 million and $8.91 per share, respectively, for the year ended December 31, 1999, $(17.8) million and $(2.54) per share, respectively, for the year ended December 31, 1998, and $64.0 million and $7.00 per share, respectively, for the year ended December 31, 1997.

      Per Share Information
      Basic earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period including the weighted average impact of the shares of common stock issued and treasury stock acquired during the year from the date of issuance or repurchase. The weighted average common shares outstanding were 7,013,547 shares, 7,000,663 shares and 8,357,062 shares for the years ended December 31, 1999, 1998 and 1997, respectively.

      Diluted earnings (loss) per share calculations also include the dilutive effect of the Class A Preferred Stock (which is convertible into Common Stock) as well as common and preferred stock options. The weighted average number of common and common equivalent shares was 7,755,147 shares, 7,812,377 shares and 9,143,920 shares for the years ended December 31, 1999, 1998 and 1997, respectively. The impact of outstanding convertible stock and stock options of 811,714 shares was excluded from the weighted average share calculation for the year ended December 31, 1998, as its effect would have been antidilutive.

      Labor Related Costs
      Kaiser is currently operating five of its United States facilities with salaried employees and other workers as a result of the September 30, 1998 strike by the United Steelworkers of America ("USWA") and the subsequent "lock-out" by Kaiser in January 1999. However, Kaiser has continued to accrue certain benefits (such as pension and other postretirement benefit costs/liabilities) for the USWA members during the period of the strike and subsequent lock-out. For purposes of computing the benefit-related costs and liabilities to be reflected in the accompanying Consolidated Financial Statements for the year ended December 31, 1999, Kaiser has based its accruals on the terms of the previously existing (expired) USWA contract. Any differences between the amounts accrued and the amounts ultimately agreed to during the collective bargaining process will be reflected in future results during the term of any new contract.

      All incremental operating costs incurred as a result of the USWA strike and subsequent lockout are being expensed as incurred. During 1998, such costs were substantial, totaling approximately $50.0 million. Kaiser's 1998 results also reflect reduced profitability of approximately $10.0 million resulting from the strike-related curtailment of three potlines (representing approximately 70,000 tons of annual capacity) at Kaiser's Mead and Tacoma, Washington, smelters and certain other shipment delays experienced at the other affected facilities at the outset of the USWA strike. (All references to tons refer to metric tons of 2,204.6 pounds.) During 1999, strike related costs were virtually eliminated except for the restart costs of approximately $12.8 million associated with restarting potlines at Kaiser's smelters and the impact of reduced volume.

2.    INCIDENT AT GRAMERCY FACILITY

      On July 5, 1999, Kaiser's Gramercy, Louisiana, alumina refinery was extensively damaged by an explosion in the digestion area of the plant. Twenty-four employees were injured in the incident, several of them severely. As a result of the incident, alumina production at the facility was completely curtailed. Production at the plant is expected to remain completely curtailed until the third quarter of 2000 when Kaiser expects to begin partial production. Based on current estimates, full production is expected to be achieved during the first quarter of 2001 or shortly thereafter. Kaiser has received the regulatory permit required to operate the plant once the facility is ready to resume production.

      The cause of the incident is under investigation by Kaiser and governmental agencies. In January 2000, the U.S. Mine Safety and Health Administration ("MSHA") issued 21 citations in connection with its investigation of the incident. The citations allege, among other things, that certain aspects of the plant's operations were unsafe and that such mode of operation contributed to the explosion. To date, no monetary penalty has been proposed by MSHA. Although Kaiser expects that a fine will be levied, Kaiser cannot predict the amount of any such fine. It is possible that other civil or criminal fines or penalties could be levied against Kaiser. Kaiser has previously announced that it disagrees with the substance of the citations and has challenged them. However, as more fully explained below, based on what is known to date and discussions with Kaiser's advisors, Kaiser believes that the financial impact of this incident (in excess of insurance deductibles and self-retention provisions) will be largely offset by insurance coverage. Deductibles and self-retention provisions under the insurance coverage for the incident total $5.0 million, which amounts have been charged to cost of sales and operations in 1999.

      Kaiser has significant amounts of insurance coverage related to the Gramercy incident. Kaiser's insurance coverage has five separate components: property damage, clean-up and site preparation, business interruption, liability and workers' compensation. The insurance coverage components are discussed below.

      Property Damage
      Kaiser's insurance policies provide that it will be reimbursed for the costs of repairing or rebuilding the damaged portion of the facility using new materials of like kind and quality with no deduction for depreciation. Based on discussions with the insurance carriers and their representatives and third party engineering reports, Kaiser recorded a pre-tax gain of $85.0 million, representing the difference between the minimum expected property damage reimbursement amount and the carrying value of the damaged property of $15.0 million. The receivable attributable to the minimum expected property damage reimbursement has been reflected in long-term receivables and other assets, despite the fact that substantially all such amounts are expected to be spent during 2000, as such proceeds will be invested in property, plant and equipment. The overall impact of recognizing the gain was a significant increase in stockholders' equity. In future years once production is restored, Kaiser will recognize an increase in depreciation expense.

      Clean-up and Site Preparation
      The Gramercy facility has incurred incremental costs for clean up and other activities during 1999 and will continue to incur such costs in 2000. These clean-up and site preparation activities have been offset by accruals of approximately $14.0 million for estimated insurance recoveries.

      Business Interruption
      Kaiser's insurance policies provide for the reimbursement of specified continuing expenses incurred during the interruption period plus lost profits (or less expected losses) plus other expenses incurred as a result of the incident. Operations at the Gramercy facility and a sister facility in Jamaica, which supplies bauxite to Gramercy, will continue to incur operating expenses until production at the Gramercy facility is restored. Kaiser will also incur increased costs as a result of agreements to supply certain of Gramercy's major customers with alumina, despite the fact that Kaiser had declared force majeure with respect to the contracts shortly after the incident. Kaiser is purchasing alumina from third parties, in excess of the amounts of alumina available from other Kaiser-owned facilities, to supply these customers' needs as well as to meet intersegment requirements. In consideration of the foregoing items, Kaiser recorded expected business interruption insurance recoveries totaling $41.0 million for the year ended December 31, 1999 as a reduction of cost of sales and operations, which amounts substantially offset actual expenses incurred during the year. Such business interruption insurance amounts represent estimates of Kaiser's business interruption coverage based on discussions with the insurance carriers and their representatives and are therefore subject to change.

      Since production has been completely curtailed at the Gramercy facility, Kaiser has, for the time being, suspended depreciation of the facility. Depreciation expense for the first six months of 1999 was approximately $6.0 million.

      Liability
      The incident has also resulted in 36 class action lawsuits being filed against Kaiser alleging, among other things, property damage and personal injury. In addition, a claim for alleged business interruption losses has been made by a neighboring business. The aggregate amount of damages sought in the lawsuits and other claims cannot be determined at this time; however, Kaiser does not believe the damages will exceed the amount of coverage under its liability policies.

      Workers' Compensation
      Claims relating to all of the injured employees are expected to be covered under Kaiser's workers' compensation or liability policies. However, the aggregate amount of workers' compensation claims cannot be determined at this time, and it is possible that such claims could exceed Kaiser's coverage limitations. While it is presently impossible to determine the aggregate amount of claims that may be incurred, or whether they will exceed Kaiser's coverage limitations, Kaiser believes that any amount in excess of the coverage limitations will not have a material effect on its consolidated financial position or liquidity. However, it is possible that as additional facts become available, additional charges may be required and such charges could be material to the period in which they are recorded.

      Timing of Insurance Recoveries
     As of December 31, 1999, Kaiser had recorded estimated recoveries for clean-up, site preparation and business interruption costs incurred of approximately $55.0 million. As of December 31, 1999, approximately $50.0 million of insurance recoveries had been received. Additionally through February 29, 2000, Kaiser had received approximately $25.0 million of additional insurance recoveries. Kaiser continues to work with the insurance carriers to maximize the amount of recoveries and to minimize, to the extent possible, the period of time between when Kaiser expends funds and when it is reimbursed. However, Kaiser will likely have to fund an average of 30 - 60 days of property damage and business interruption activity, unless some other arrangement is agreed to with the insurance carriers, and such amounts will be significant. Kaiser believes it has sufficient financial resources to fund the construction and business interruption costs on an interim basis. However, no assurances can be given in this regard. If insurance recoveries were to be delayed or if there were to be other significant uses of the capacity existing under a credit agreement which Kaiser entered into in February 1994 (the "KACC CREDIT AGREEMENT"), delays in the rebuilding of the Gramercy refinery could occur and could have a material adverse impact on Kaiser's liquidity and operating results.

3.    SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

      Headwaters Transactions
      On March 1, 1999, the United States and California acquired the Headwaters Timberlands, approximately 5,600 acres of timberlands containing a significant amount of virgin old growth timber, from Pacific Lumber and its wholly owned subsidiary, Salmon Creek LLC ("SALMON CREEK"). Salmon Creek received $299.9 million for its 4,900 acres, and for its 700 acres, Pacific Lumber received the 7,700 acre Elk River Timberlands, which Pacific Lumber contributed to Scotia LLC in June 1999. See Note 13 below for a discussion of additional agreements entered into on March 1, 1999.

      As a result of the disposition of the Headwaters Timberlands, the Company recognized a pre-tax gain of $239.8 million ($142.1 million net of deferred taxes or $18.17 per share) in 1999. This amount represents the gain attributable to the portion of the Headwaters Timberlands for which the Company received $299.9 million in cash. With respect to the remaining portion of the Headwaters Timberlands for which the Company received the Elk River Timberlands, no gain has been recognized as this represented an exchange of substantially similar productive assets. These timberlands have been reflected in the Company's financial statements at an amount which represents the Company's historical cost for the timberlands which were transferred to the United States.

      Scotia LLC and Pacific Lumber also entered into agreements with California for the future sale of two timber properties known as the Owl Creek grove and the Grizzly Creek grove. Under these agreements, Scotia LLC would sell the Owl Creek grove to California, no later than June 30, 2001, for the lesser of the appraised fair market value or $79.7 million, and California must purchase from Pacific Lumber, no later than October 31, 2000, a portion of the Grizzly Creek grove for a purchase price determined based on fair market value, but not to exceed $20.0 million. California also has a five year option under these agreements to purchase additional property adjacent to the Grizzly Creek grove. The sale of the Owl Creek grove or Grizzly Creek grove will not be reflected in the Company's financial statements until each has been concluded.

      Acquisition of Remaining Minority Interest in Kaiser LaRoche Hydrate Partners ("KLHP")
      In February 1999, Kaiser, through a subsidiary, completed the acquisition of its joint venture partner's 45% interest in KLHP for a cash purchase price of approximately $10.0 million. As Kaiser already owned 55% of KLHP, the results of KLHP were already included in the Company's consolidated financial statements.

      Disposition of Interest in AKW
      On April 1, 1999, Kaiser completed the sale of its 50% interest in AKW to its partner, Accuride Corporation, for $70.4 million. The sale resulted in the Company recognizing a net pre-tax gain of $50.5 million in the second quarter of 1999. The Company's equity in income of AKW for the years ended December 31, 1999, 1998 and 1997 was $2.5 million, $7.8 million and $4.8 million, respectively.

4.    RESTRUCTURING OF OPERATIONS

      During 1997, Kaiser recorded a $19.7 million restructuring charge to reflect actions taken and plans initiated to achieve reduced production costs, decreased corporate selling, general and administrative expenses, and enhanced product mix. The significant components of the restructuring charge were: (i) a net loss of approximately $1.4 million as a result of the contribution of certain net assets of Kaiser's Erie, Pennsylvania fabrication plant in connection with the formation of AKW and the subsequent decision to close the remainder of the Erie plant in order to consolidate its forging operations into two other facilities; (ii) a charge of $15.6 million associated with asset dispositions regarding product rationalization and geographical optimization, and (iii) a charge of approximately $2.7 million for benefit and other costs associated with the consolidation or elimination of certain corporate and other staff functions.

5.    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

      Summary combined financial information is provided below for unconsolidated aluminum investments, most of which supply and process raw materials. The investees are Queensland Alumina Limited ("QAL") (28.3% owned), Anglesey Aluminium Limited ("ANGLESEY") (49% owned), Kaiser Jamaica Bauxite Company (49% owned), and AKW (50% owned). Kaiser's equity in earnings (loss) before income taxes of such operations is treated as a reduction (increase) in cost of sales and operations. At December 31, 1999 and 1998, Kaiser's net receivables from these affiliates were not material. On April 1, 1999, Kaiser sold its 50% interest in AKW to its partner for $70.4 million, which resulted in the Company recognizing a net pre-tax gain of $50.5 million (included in investment, interest and other income (expense), net) The Company's equity in earnings of AKW was $2.5 million, $7.8 million, and $4.8 million for the years ended December 31, 1999, 1998, and 1997, respectively.

      Kaiser has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 14), letters of credit, and guarantees. Such purchase agreements and tolling arrangements include long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. These obligations expire in 2008. Under the agreements, Kaiser is unconditionally obligated to pay its proportional share of debt, operating costs, and certain other costs of QAL. Kaiser's share of the aggregate minimum amount of required future principal payments at December 31, 1999, is $103.6 million which matures as follows: $11.3 million in 2000, $14.1 million in 2001, $43.0 million in 2002, and $35.2 million in 2003. Kaiser's share of payments, including operating costs and certain other expenses under the agreements, has ranged between $92.0 million to $100.0 million over the past three years. Kaiser also has agreements to supply alumina to and to purchase aluminum from Anglesey.


                                                                                  DECEMBER 31,
                                                                             -----------------------
                                                                                1999        1998
                                                                             ----------  -----------
                                                                             (In millions of dollars)
Current assets.............................................................  $   370.4   $    356.0
Long-term assets (primarily property, plant and equipment, net)............      344.1        393.9
                                                                             ----------  -----------
   Total assets............................................................  $   714.5   $    749.9
                                                                             ==========  ===========

Current liabilities........................................................  $   120.4   $     92.2
Long-term liabilities (primarily long-term debt)...........................      368.3        396.6
Stockholders' equity.......................................................      225.8        261.1
                                                                             ----------  -----------
   Total liabilities and stockholders' equity..............................  $   714.5   $    749.9
                                                                             ==========  ===========



                                                                  YEARS ENDED DECEMBER 31,
                                                            ------------------------------------
                                                               1999         1998        1997
                                                            -----------  ----------  -----------
                                                                  (In millions of dollars)
Net sales.................................................. $    594.9   $   659.2   $    644.1
Costs and expenses.........................................     (582.9)     (651.7)      (637.8)
Benefit (provision) for income taxes.......................        0.8        (2.7)        (8.2)
                                                            -----------  ----------  -----------
Net income (loss).......................................... $     12.8   $     4.8   $     (1.9)
                                                            ===========  ==========  ===========

Kaiser's equity in earnings................................ $      4.9   $     5.4   $      2.9
                                                            ===========  ==========  ===========

Dividends received......................................... $        -   $     5.5   $     10.7
                                                            ===========  ==========  ===========


      Kaiser's equity in earnings differs from the summary net income (loss) due to varying percentage ownerships in the entities and equity method accounting adjustments. At December 31, 1999, Kaiser's investment in its unconsolidated affiliates exceeded its equity in their net assets by approximately $9.2 million. Amortization of the excess investment totaling $9.9 million, $10.0 million, and $11.4 million is included in depreciation, depletion and amortization for the years ended December 31, 1999, 1998, and 1997, respectively.

      Kaiser and its affiliates have interrelated operations. Kaiser provides some of its affiliates with services such as financing, management, and engineering. Significant activities with affiliates include the acquisition and processing of bauxite, alumina, and primary aluminum. Purchases from these affiliates were $152.9 million, $235.1 million, and $245.2 million, in the years ended December 31, 1999, 1998, and 1997, respectively.

      Other Investees
      In October 1998, pursuant to a joint agreement with Westbrook Firerock LLC ("WESTBROOK") for the purpose of developing and managing a real estate project in Arizona, the Company, through a wholly owned real estate subsidiary, contributed 808 acres of undeveloped land having an agreed upon value of $11.0 million in exchange for a 50% initial interest in the joint venture. Westbrook contributed $5.5 million in cash in 1998 and an additional $5.5 million in cash in 1999. At December 31, 1999, the joint venture had assets of $43.1 million, liabilities of $17.4 million and equity of $25.7 million. At December 31, 1998, the joint venture had assets of $17.6 million, liabilities of $1.1 million and equity of $16.5 million. For the year ended December 31, 1999, the joint venture had income of $3.7 million. For the year ended December 31, 1998, the joint venture's income was not significant.

      The Company and SunCor Development Company ("SUNCOR") each hold a 50% interest in a joint venture which develops and manages a real estate project in Arizona. At December 31, 1999, the joint venture had assets of $19.7 million, liabilities of $10.2 million and equity of $9.5 million. At December 31, 1998, the joint venture had assets of $28.0 million, liabilities of $8.7 million and equity of $19.3 million. For the years ended December 31, 1999, 1998 and 1997, the joint venture had income of $4.8 million, $3.8 million and $3.8 million, respectively.

6.    PROPERTY, PLANT AND EQUIPMENT

      The major classes of property, plant and equipment are as follows (dollar amounts in millions):


                                                                                                 DECEMBER 31,
                                                                         ESTIMATED USEFUL   -----------------------
                                                                               LIVES           1999        1998
                                                                         -----------------  ----------  -----------
Land and improvements...................................................     5 - 30 years   $   236.2   $    225.9
Buildings...............................................................     5 - 45 years       303.6        328.0
Machinery and equipment.................................................     3 - 22 years     1,590.8      1,595.8
Construction in progress................................................                         69.5         50.7
                                                                                            ----------  -----------
                                                                                              2,200.1      2,200.4
Less:  accumulated depreciation.........................................                       (977.9)      (921.5)
                                                                                            ----------  -----------
                                                                                            $ 1,222.2   $  1,278.9
                                                                                            ==========  ===========



      Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $101.5 million, $97.7 million and $99.9 million, respectively.

      In the latter part of 1998, Kaiser decided to seek a strategic partner for the further development and deployment of its Micromill technology. This change in strategic course was based on management's conclusion that additional time and investment would be required to achieve a commercial success. Given its other strategic priorities, Kaiser believed that introducing added commercial and financial resources was the appropriate course of action for capturing the maximum long-term value. A number of third parties were contacted regarding joint ventures or other arrangements. In September 1999, based on negotiations with these third parties, Kaiser concluded that a sale of the Micromill assets and technology was more likely than a partnership. Kaiser signed an agreement to sell the Micromill assets and technology in January 2000 for a nominal payment at closing and future payments based on subsequent performance and profitability of the Micromill technology. As a result of the changes in strategic course in 1999 and 1998, the carrying value of the Micromill assets was reduced by recording impairment charges of $19.1 million and $45.0 million, respectively.

7.    SHORT-TERM BORROWINGS

      During 1999 and 1998, the Company had average short-term borrowings outstanding of $18.5 million and $18.6 million, respectively, under the debt instruments described below. The weighted average interest rate during 1999 and 1998 was 7.2% and 9.1%, respectively.

      MAXXAM Loan Agreement (the "CUSTODIAL TRUST AGREEMENT")
      On October 19, 1998, the Company drew down $16.0 million, the amount available as of such date, under the Custodial Trust Agreement which provided for up to $25.0 million in borrowings. The borrowing converted to a term loan bearing interest at LIBOR plus 2% per annum and is secured by 7,915,000 shares of Kaiser common stock. The loan matures on October 21, 2000.

      Demand Note
      On November 26, 1997, the Company entered into a credit facility with an investment bank providing for up to $25.0 million in borrowings payable on demand. Borrowings are secured by 400,000 shares of Kaiser common stock for each $1.0 million of borrowings. As of December 31, 1999, $2.5 million of borrowings were outstanding under this facility. No additional borrowings were available under this facility as of December 31, 1999 as the per share market price for the Kaiser common stock was below the minimum required by the facility.

      Notes to NL Industries, Inc. ("NL") and the Combined Master Retirement Trust ("CMRT")
      On May 14, 1998, the Company repaid the $35.1 million 10% one-year notes issued to NL and CMRT in connection with the October 1997 repurchase of 1,277,250 shares of the Company's common stock.

      Pacific Lumber Credit Agreement
      The Pacific Lumber Credit Agreement, a senior secured credit facility which expires on October 31, 2001, allows for borrowings of up to $60.0 million, all of which may be used for revolving borrowings, $20.0 million of which may be used for standby letters of credit and $30.0 million of which may be used for timberland acquisitions. Borrowings are secured by all of Pacific Lumber's domestic accounts receivable and inventory. Borrowings for timberland acquisitions are also secured by the acquired timberlands and, commencing in April 2001, are to be repaid annually from 50% of Pacific Lumber's excess cash flow (as defined). The remaining excess cash flow is available for dividends. Upon maturity of the facility, all outstanding borrowings used for timberland acquisitions will convert to a term loan repayable over four years. As of December 31, 1999, $34.1 million of borrowings was available under the agreement, no borrowings were outstanding and letters of credit outstanding amounted to $12.5 million.

      Scotia LLC Line of Credit Agreement
      Pursuant to certain liquidity requirements under the Timber Notes Indenture, Scotia LLC has entered into an agreement (the "SCOTIA LLC LINE OF CREDIT") with a group of banks pursuant to which Scotia LLC may borrow to pay interest on the Timber Notes. The maximum amount Scotia LLC may borrow is equal to one year's interest on the aggregate outstanding principal balance of the Timber Notes (the "REQUIRED LIQUIDITY AMOUNT"). At December 31, 1999, the Required Liquidity Amount was $63.0 million. The Scotia LLC Line of Credit expires on July 16, 2000. Annually, Scotia LLC will request that the banks extend the Scotia LLC Line of Credit for a period of not less than 364 days. If not extended, Scotia LLC may draw upon the full amount available. Borrowings under the Scotia LLC Line of Credit generally bear interest at the Base Rate (as defined in the agreement) plus 0.25% or at a one month or six month LIBOR rate plus 1% at any time the borrowings have not been continually outstanding for more than six months. As of December 31, 1999, Scotia LLC had no borrowings outstanding under the Scotia LLC Line of Credit.

8.    LONG-TERM DEBT

      Long-term debt consists of the following (in millions):

                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               1999        1998
                                                                                            ----------  -----------
12% MGHI Senior Secured Notes due August 1, 2003..........................................  $   125.2   $    130.0
6.55% Scotia LLC Class A-1 Timber Collateralized Notes due July 20, 2028..................      152.6        160.7
7.11% Scotia LLC Class A-2 Timber Collateralized Notes due July 20, 2028..................      243.2        243.2
7.71% Scotia LLC Class A-3 Timber Collateralized Notes due July 20, 2028..................      463.3        463.3
10 7/8% KACC Senior Notes due October 15, 2006, including premium.........................      225.6        225.7
9 7/8% KACC Senior Notes due February 15, 2002, net of discount...........................      224.6        224.4
Alpart CARIFA Loans.......................................................................       60.0         60.0
12 3/4% KACC Senior Subordinated Notes due February 1, 2003...............................      400.0        400.0
Other aluminum operations debt............................................................       62.6         52.9
Other notes and contracts, primarily secured by receivables, buildings, real estate
   and equipment..........................................................................       27.2         30.0
                                                                                            ----------  -----------
                                                                                              1,984.3      1,990.2
      Less: current maturities............................................................      (27.5)       (18.5)
                                                                                            ----------  -----------
                                                                                            $ 1,956.8   $  1,971.7
                                                                                            ==========  ===========

      12% MGHI Senior Secured Notes due 2003 (the "MGHI NOTES")
      The MGHI Notes due August 1, 2003 are guaranteed on a senior, unsecured basis by the Company. The MGHI Notes are also secured by a pledge of the 27,938,250 shares of Kaiser common stock owned by MGHI as well as the common stock of MGI. Interest on the MGHI Notes is payable semi-annually. The outstanding balance of the MGHI Notes declined from $130.0 million as of December 31, 1998 to $125.2 million as of December 31, 1999 as a result of MGI repurchasing $4.8 million of the MGHI Notes. Approximately 500,000 shares of Kaiser common stock may be released from the pledge as a result of such repurchase.

      The net proceeds from the offering of the MGHI Notes after expenses were approximately $125.0 million, all of which was loaned to the Company pursuant to an intercompany note (the "INTERCOMPANY NOTE") which is pledged to secure the MGHI Notes. The Intercompany Note bears interest at the rate of 11% per annum (payable semi-annually on the interest payment dates applicable to the MGHI Notes) and matures on August 1, 2003. The Company is entitled to defer the payment of interest on the Intercompany Note on any interest payment date to the extent that MGHI has sufficient available funds to satisfy its obligations on the MGHI Notes on such date. Any such deferred interest will be added to the principal amount of the Intercompany Note and will be payable at maturity. As of December 31, 1999, $22.8 million of interest had been deferred and added to principal. An additional $8.1 million of interest was deferred and added to principal on February 1, 2000.

      Scotia LLC Timber Collateralized Notes due 2028
      On July 20, 1998, Scotia LLC issued $867.2 million aggregate principal amount of Timber Notes. Net proceeds from the offering of the Timber Notes were used primarily to prepay certain debt, and accordingly the Company recognized an extraordinary loss of $42.5 million, net of the related income tax benefit of $22.9 million, in 1998 for the early extinguishment.

      The Timber Notes and the Scotia LLC Line of Credit are secured by a lien on (i) Scotia LLC's timber, timberlands and timber rights and (ii) substantially all of Scotia LLC's other property. The Timber Notes Indenture permits Scotia LLC to have outstanding up to $75.0 million of non-recourse indebtedness to acquire additional timberlands and to issue additional timber notes provided certain conditions are met (including repayment or redemption of the remaining $152.6 million of Class A-1 Timber Notes).

      The Timber Notes were structured to link, to the extent of cash available, the deemed depletion of Scotia LLC's timber (through the harvest and sale of logs) to the required amortization of the Timber Notes. The required amount of amortization on any Timber Notes payment date is determined by various mathematical formulas set forth in the Timber Notes Indenture. The minimum amount of principal which Scotia LLC must pay (on a cumulative basis and subject to available cash) through any Timber Notes payment date is referred to as Minimum Principal Amortization. If the Timber Notes were amortized in accordance with Minimum Principal Amortization, the final installment of principal would be paid on July 20, 2028. The minimum amount of principal which Scotia LLC must pay (on a cumulative basis) through any Timber Notes payment date in order to avoid payment of prepayment or deficiency premiums is referred to as Scheduled Amortization. If all payments of principal are made in accordance with Scheduled Amortization, the payment date on which Scotia LLC will pay the final installment of principal is January 20, 2014. Such final installment would include a single bullet principal payment of $463.3 million related to the Class A-3 Timber Notes.

      As a result of the sale of the Headwaters Timberlands, Salmon Creek received proceeds of $299.9 million in cash. See Note 3 to the Consolidated Financial Statements. On November 18, 1999, $169.0 million of funds from the sale of the Headwaters Timberlands were contributed to Scotia LLC and set aside in the SAR Account. See Note 1 to the Consolidated Financial Statements. Amounts in the SAR Account are part of the collateral securing the Timber Notes and will be used to make principal payments to the extent that other available amounts are insufficient to pay Scheduled Amortization on the Class A-1 and Class A-2 Timber Notes. In addition, during the six years beginning January 20, 2014, amounts in the SAR Account will be used to amortize the Class A-3 Timber Notes as set forth in the Timber Notes Indenture, as amended. Funds may from time to time be released to Scotia LLC from the SAR Account if the amount in the account exceeds the then Required Scheduled Amortization Reserve Balance (as defined in the Timber Notes Indenture). If the SAR Account falls below the Required Scheduled Amortization Reserve Balance, up to 50% of any Remaining Funds (funds that could otherwise be released to Scotia LLC free of the lien securing the Timber Notes) is required to be used on each monthly deposit date to replenish the SAR Account.

      Principal and interest on the Timber Notes are payable semi-annually on January 20 and July 20. On the January 20, 2000 note payment date for the Timber Notes, Scotia LLC had $2.2 million in cash available to pay the $31.5 million of interest due. Scotia LLC borrowed the remaining $29.3 million in funds under the Scotia LLC Line of Credit. In addition, Scotia LLC repaid $12.9 million of principal on the Timber Notes (an amount equal to Scheduled Amortization). The SAR Account was used to make the January 20, 2000 principal payment.

      1994 KACC Credit Agreement (as amended)
      KACC is able to borrow under this facility through August 2001 by means of revolving credit advances and letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of $325.0 million or a borrowing base relating to eligible accounts receivable plus eligible inventory. As of February 29, 2000, $212.6 million (of which $42.6 million could have been used for letters of credit) was available under the KACC Credit Agreement. The KACC Credit Agreement is unconditionally guaranteed by Kaiser and by certain significant subsidiaries of KACC. Outstanding balances bear interest at a premium (which varies based on the results of a financial test) over either a base rate or LIBOR, at KACC's option.

      The KACC Credit Agreement requires KACC to comply with certain financial covenants and places restrictions on Kaiser's and KACC's ability to, among other things, incur debt and liens, make investments, pay dividends, undertake transactions with affiliates, make capital expenditures and enter into unrelated lines of business. The KACC Credit Agreement is secured by, among other things,
(i) mortgages on KACC's major domestic plants (excluding KACC's Gramercy alumina plant), (ii) subject to certain exceptions, liens on the accounts receivable, inventory, equipment, domestic patents and trademarks and substantially all other personal property of KACC and certain of its subsidiaries, (iii) a pledge of all of the stock of KACC owned by Kaiser, and (iv) pledges of all of the stock of a number of KACC's wholly owned domestic subsidiaries, pledges of a portion of the stock of certain foreign subsidiaries and pledges of a portion of the stock of certain partially owned foreign affiliates.

      10 7/8 % KACC Senior Notes due 2006 (the "KACC 10 7/8 % SENIOR NOTES"),
      9 7/8 % KACC Senior Notes due 2002 (the "KACC 9 7/8 % SENIOR NOTES") and 12 3/4 % KACC Senior Subordinated Notes due 2003 (the "KACC SENIOR SUBORDINATED NOTES" and collectively, the "KACC NOTES")
      The KACC Notes, are guaranteed, jointly and severally, by certain subsidiaries of KACC. The indentures governing the KACC Notes, (the "KACC INDENTURES") restrict, among other things, KACC's ability to incur debt, undertake transactions with affiliates, and pay dividends. Furthermore, the KACC Indentures provide that KACC must offer to purchase the KACC Notes upon the occurrence of a Change of Control (as defined therein) and the KACC Credit Agreement provides that the occurrence of a Change of Control shall constitute an Event of Default thereunder. The KACC Credit Agreement does not permit Kaiser, and significantly restricts KACC's ability, to pay dividends on their common stock.

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

      Maturities
      Scheduled maturities and redemptions of long-term debt outstanding at December 31, 1999 are as follows (in millions):


                                                                 YEARS ENDING DECEMBER 31,
                                        ---------------------------------------------------------------------------
                                           2000         2001        2002         2003         2004      THEREAFTER
                                        -----------  ----------- -----------  -----------  -----------  -----------
MGHI Notes............................  $        -   $        -  $        -   $    125.2   $        -   $        -
Timber Collateralized Notes...........        15.9         16.3        17.1         19.3         22.2        768.3
KACC 10 7/8% Senior Notes.............           -            -           -            -            -        225.6
KACC 9 7/8% Senior Notes..............           -            -       224.6            -            -            -
Alpart CARIFA Loans...................           -            -           -            -            -         60.0
KACC 12 3/4% Senior Subordinated
   Notes..............................           -            -           -        400.0            -            -
Other aluminum operations debt........         0.3         10.7         0.3          0.3          0.2         50.8
Other.................................        11.3          2.9         1.4          1.1          1.0          9.5
                                        -----------  ----------- -----------  -----------  -----------  -----------
                                        $     27.5   $     29.9  $    243.4   $    545.9   $     23.4   $  1,114.2
                                        ===========  =========== ===========  ===========  ===========  ===========


      Capitalized Interest
      Interest capitalized during the years ended December 31, 1999, 1998 and 1997 was $3.5 million, $3.5 million and $7.2 million, respectively.

      Restricted Net Assets of Subsidiaries and Pledges of Subsidiary Stock Certain debt instruments restrict the ability of the Company's subsidiaries to transfer assets, make loans and advances and pay dividends to the Company. As of December 31, 1999, all of the assets relating to the Company's aluminum, forest products and racing operations are subject to such restrictions and certain assets of the Company's real estate operations are pledged or serve as collateral. The Company and MGHI have pledged a total of 36,853,250 shares of Kaiser common stock (representing a 46.4% interest in Kaiser) under various indentures and loan agreements.

9.    INCOME TAXES

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

      Income (loss) before income taxes and minority interests by geographic area is as follows (in millions):

                                                       YEARS ENDED DECEMBER 31,
                                                  -----------------------------------
                                                     1999        1998        1997
                                                  ----------  ----------  -----------
Domestic........................................  $   109.5   $  (118.7)  $    (93.0)
Foreign.........................................      (15.0)       72.1        167.5
                                                  ----------  ----------  -----------
                                                  $    94.5   $   (46.6)  $     74.5
                                                  ==========  ==========  ===========


      Income taxes are classified as either domestic or foreign based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is subject to domestic income taxes.

      The credit (provision) for income taxes on income (loss) before income taxes and minority interests consists of the following (in millions):


                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   1999        1998        1997
                                                                                ----------  ----------  -----------
Current:
   Federal....................................................................  $    (0.6)  $    (1.8)  $     (1.5)
   State and local............................................................          -        (0.4)        (0.4)
   Foreign....................................................................      (23.1)      (16.5)       (28.7)
                                                                                ----------  ----------  -----------
                                                                                    (23.7)      (18.7)       (30.6)
                                                                                ----------  ----------  -----------
Deferred:
   Federal....................................................................       (8.9)       54.9         48.4
   State and local............................................................      (18.2)        8.4         (3.9)
   Foreign....................................................................        7.1       (12.5)        (7.0)
                                                                                ----------  ----------  -----------
                                                                                    (20.0)       50.8         37.5
                                                                                ----------  ----------  -----------
                                                                                $   (43.7)  $    32.1   $      6.9
                                                                                ==========  ==========  ===========

      A reconciliation between the credit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to income
(loss) before income taxes and minority interests is as follows (in millions):


                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   1999        1998        1997
                                                                                ----------  ----------  -----------
Income (loss) before income taxes and minority interests .....................  $    94.5   $   (46.6)  $     74.5
                                                                                ==========  ==========  ===========

Amount of federal income tax credit (provision) based upon the
   statutory rate.............................................................  $   (33.1)  $    16.3   $    (26.1)
Revision of prior years' tax estimates and other changes in valuation
   allowances.................................................................        4.1        14.5         33.8
Percentage depletion..........................................................        2.8         3.2          4.2
Foreign taxes, net of federal tax benefit.....................................       (3.2)       (1.9)        (3.1)
State and local taxes, net of federal tax effect..............................      (12.7)       (0.6)        (2.8)
Other.........................................................................       (1.6)        0.6          0.9
                                                                                ----------  ----------  -----------
                                                                                $   (43.7)  $    32.1   $      6.9
                                                                                ==========  ==========  ===========

      The revision of prior years' tax estimates and other changes in valuation allowances, as shown in the table above, includes amounts for the reversal of reserves which the Company no longer believes are necessary, other changes in prior years' tax estimates and changes in valuation allowances with respect to deferred income tax assets. Generally, the reversal of reserves relates to the expiration of the relevant statute of limitations with respect to certain income tax returns or the resolution of specific income tax matters with the relevant tax authorities. For the years ended December 31, 1999, 1998 and 1997, the reversal of reserves which the Company believes are no longer necessary resulted in a credit to the income tax provision of $4.0 million, $11.5 million and $32.1 million, respectively.

      The components of the Company's net deferred income tax assets (liabilities) are as follows (in millions):

                                                                                                 DECEMBER 31,
                                                                                               1999        1998
                                                                                            ----------  -----------
Deferred income tax assets:
   Postretirement benefits other than pensions............................................  $   279.3   $    284.0
   Loss and credit carryforwards..........................................................      254.2        199.1
   Other liabilities......................................................................      283.0        174.6
   Costs capitalized only for tax purposes................................................       63.7         62.8
   Real estate............................................................................       33.4         41.8
   Timber and timberlands.................................................................          -         37.4
   Other..................................................................................       38.7         89.0
   Valuation allowances...................................................................     (141.4)      (123.1)
                                                                                            ----------  -----------
      Total deferred income tax assets, net...............................................      810.9        765.6
                                                                                            ----------  -----------
Deferred income tax liabilities:
   Property, plant and equipment..........................................................     (109.5)      (116.0)
   Timber and timberlands.................................................................      (72.1)           -
   Other..................................................................................      (85.7)       (84.8)
                                                                                            ----------  -----------
      Total deferred income tax liabilities...............................................     (267.3)      (200.8)
                                                                                            ----------  -----------
Net deferred income tax assets............................................................  $   543.6   $    564.8
                                                                                            ==========  ===========


      As of December 31, 1999, $437.4 million of the net deferred income tax assets listed above are attributable to Kaiser. A principal component of this amount is the $244.5 million tax benefit, net of certain valuation allowances, associated with the accrual for postretirement benefits other than pensions. The future tax deductions with respect to the turnaround of this accrual will occur over a 30 to 40 year period. If such deductions create or increase a net operating loss, Kaiser has the ability to carry forward such loss for 20 taxable years. For reasons discussed below, the Company believes a long-term view of profitability is appropriate and has concluded that this net deferred income tax asset will more likely than not be realized. Included in the remaining $192.9 million of Kaiser's net deferred income tax assets is $95.7 million attributable to the tax benefit of loss and credit carryforwards, net of valuation allowances. A substantial portion of the valuation allowances for Kaiser relate to loss and credit carryforwards. The Company evaluated all appropriate factors to determine the proper valuation allowances for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization. With regard to future levels of income, the Company believes that Kaiser, based on the cyclical nature of its business, its history of operating earnings and its expectations for future years, will more likely than not generate sufficient taxable income to realize the benefit attributable to the loss and credit carryforwards for which valuation allowances were not provided.

      The net deferred income tax assets listed above which are not attributable to Kaiser are $106.2 million as of December 31, 1999. This amount includes $128.8 million attributable to the tax benefit of loss and credit carryforwards, net of valuation allowances. Based on an evaluation of the appropriate factors, as discussed above, to determine the proper valuation allowances for these carryforwards, the Company believes that it is more likely than not that it will realize the benefit for these carryforwards for which valuation allowances were not provided. As of December 31, 1999, the deferred income tax liabilities listed above include $72.1 million with respect to timber and timberlands. As of December 31, 1998, there was a deferred income tax asset of $37.4 million with respect to timber and timberlands. The deferred income tax liability resulted primarily from the sale of the Headwaters Timberlands during 1999.

      As of December 31, 1999 and 1998, $51.1 million and $56.6 million, respectively, of the net deferred income tax assets listed above are included in prepaid expenses and other current assets. Certain other portions of the deferred income tax liabilities listed above are included in other accrued liabilities and other noncurrent liabilities.

      The Company files consolidated federal income tax returns together with its domestic subsidiaries, other than Kaiser and its subsidiaries. Kaiser and its domestic subsidiaries are members of a separate consolidated return group which files its own consolidated federal income tax returns.

      The following table presents the estimated tax attributes for federal income tax purposes at December 31, 1999 attributable to the Company and Kaiser (in millions). The utilization of certain of these tax attributes is subject to limitations.


                                                                         THE COMPANY                 KAISER
                                                                   -----------------------  -----------------------
                                                                                 EXPIRING                EXPIRING
                                                                                 THROUGH                  THROUGH
                                                                                ----------              -----------
Regular Tax Attribute Carryforwards:
   Current year net operating loss...............................  $     62.7        2019   $   111.7         2019
   Prior year net operating losses...............................       283.1        2018        34.4         2018
   General business tax credits..................................         0.4        2002         2.5         2011
   Foreign tax credits...........................................           -           -        33.7         2004
   Alternative minimum tax credits...............................         1.8   Indefinite       24.0   Indefinite

Alternative Minimum Tax Attribute Carryforwards:
   Current year net operating loss...............................  $     61.8        2019   $   101.1         2019
   Prior year net operating losses...............................       296.4        2018         5.6         2011
   Foreign tax credits...........................................           -           -        66.9         2004


      The income tax credit (provision) related to other comprehensive income was $0.7 million and $(0.6) million for the years ended December 31, 1999 and 1997, respectively. There was no tax provision related to other comprehensive income for the year ended December 31, 1998.

10.     EMPLOYEE BENEFIT AND INCENTIVE PLANS

      Pension and Other Postretirement Benefit Plans
      The Company has various retirement plans which cover essentially all employees. Most of the Company's employees are covered by defined benefit plans. The benefits are determined under formulas based on the employee's years of service, age and compensation. The Company's funding policy is to contribute annually an amount at least equal to the minimum cash contribution required by the Employee Retirement Income Security Act of 1974, as amended.

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

      The following tables present the changes, status and assumptions of the Company's pension and other postretirement benefit plans as of December 31, 1999 and 1998, respectively (in millions):



                                                                      PENSION BENEFITS      MEDICAL/LIFE BENEFITS
                                                                   -----------------------  -----------------------
                                                                               YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------------------
                                                                      1999         1998        1999        1998
                                                                   -----------  ----------  ----------  -----------
Change in benefit obligation:
   Benefit obligation at beginning of year.......................  $    924.5   $   918.0   $   623.6   $    551.7
   Service cost..................................................        17.5        16.8         5.6          4.6
   Interest cost.................................................        63.5        63.1        42.0         37.9
   Plan participants' contributions..............................           -           -         0.4          0.3
   Actuarial (gain) loss.........................................       (51.6)       17.3        (1.0)        70.9
   Currency exchange rate change.................................        (5.7)       (0.4)          -            -
   Curtailments and settlements..................................         0.4        (4.6)          -          4.0
   Benefits paid.................................................       (92.3)      (85.7)      (48.8)       (45.9)
                                                                   -----------  ----------  ----------  -----------
      Benefit obligation at end of year                                 856.3       924.5       621.8        623.5
                                                                   -----------  ----------  ----------  -----------

Change in plan assets:
   Fair value of plan assets at beginning of year................       850.1       799.3           -            -
   Actual return on assets.......................................       142.1       112.5           -            -
   Settlements...................................................           -        (5.5)          -            -
   Employer contributions........................................        16.2        29.5        48.4         45.6
   Plan participants' contributions..............................           -           -         0.4          0.3
   Benefits paid.................................................       (92.3)      (85.7)      (48.8)       (45.9)
                                                                   -----------  ----------  ----------  -----------
   Fair value of plan assets at end of year......................       916.1       850.1           -            -
                                                                   -----------  ----------  ----------  -----------

   Benefit obligation in excess of (less than) plan assets.......       (59.8)       74.4       621.8        623.5
   Unrecognized actuarial gain...................................       152.5        31.7        60.9         59.2
   Unrecognized prior service costs..............................       (16.2)      (19.7)       57.8         70.0
   Adjustment required to recognize minimum liability............         1.2           -           -            -
   Intangible asset and other....................................         2.6         4.3           -            -
                                                                   -----------  ----------  ----------  -----------
      Accrued benefit liability..................................  $     80.3   $    90.7   $   740.5   $    752.7
                                                                   ===========  ==========  ==========  ===========


      With respect to Kaiser's pension plans, the benefit obligation was $806.0 million and $872.5 million as of December 31, 1999 and 1998, respectively. Kaiser's fair value of plan assets exceeded this obligation by $51.8 million as of December 31, 1999. The benefit obligation exceeded Kaiser's fair value of plan assets by $70.7 million as of December 31, 1998.

      The postretirement medical/life benefit obligation attributable to Kaiser's plans was $615.4 million and $616.8 million as of December 31, 1999 and 1998, respectively. The postretirement medical/life benefit liability recognized in the Company's Consolidated Balance Sheet attributable to Kaiser's plans was $729.8 million and $742.5 million as of December 31, 1999 and 1998, respectively.



                                                            PENSION BENEFITS             MEDICAL/LIFE BENEFITS
                                                     ------------------------------  ------------------------------
                                                                        YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                       1999       1998      1997       1999      1998       1997
                                                     ---------  --------  ---------  --------- ---------  ---------
Components of net periodic benefit costs:
   Service cost....................................  $   17.5   $  16.8   $   15.8   $    5.6  $    4.6   $    6.5
   Interest cost...................................      63.5      63.1       64.6       42.0      37.9       45.3
   Expected return on assets.......................     (76.3)    (72.3)     (64.3)         -         -          -
   Amortization of prior service costs.............       3.4       3.3        3.4      (12.1)    (12.5)     (12.5)
   Recognized net actuarial (gain) loss............       0.7       1.4        2.6       (0.2)     (7.2)      (0.9)
                                                     ---------  --------  ---------  --------- ---------  ---------
   Net periodic benefit costs......................       8.8      12.3       22.1       35.3      22.8       38.4
   Curtailments and settlements....................       0.4       3.2        3.7          -         -          -
                                                     ---------  --------  ---------  --------- ---------  ---------
      Adjusted net periodic benefit costs..........  $    9.2   $  15.5   $   25.8   $   35.3  $   22.8   $   38.4
                                                     =========  ========  =========  ========= =========  =========


      The net periodic pension costs attributable to Kaiser's plans was $5.4 million, $9.1 million and $19.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

      Included in the net periodic postretirement medical/life benefit cost is $34.6 million, $22.2 million and $37.6 million for the years ended December 31, 1999, 1998 and 1997, respectively, attributable to Kaiser's plans.

      The aggregate fair value of plan assets and accumulated benefit obligation for pension plans with plan assets in excess of accumulated benefit obligations were $836.4 million and $729.3 million, respectively, as of December 31, 1999, and $311.4 million and $298.3 million, respectively, as of December 31, 1998.


                                                                    PENSION BENEFITS        MEDICAL/LIFE BENEFITS
                                                                ------------------------  -------------------------
                                                                             YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------------------
                                                                 1999    1998     1997     1999     1998     1997
                                                                ------- -------  -------  -------  -------  -------
Weighted-average assumptions:
   Discount rate..............................................     7.8%    7.0%     7.3%     7.8%    7.0%     7.3%
   Expected return on plan assets.............................     9.5%    9.5%     9.5%       -       -        -
   Rate of compensation increase..............................     4.0%    5.0%     5.0%     4.0%    4.0%     5.0%


      In 1999, annual assumed rates of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) for non-HMO and HMO participants are 6.5% and 7.5%, respectively, at all ages. The assumed rates of increase are assumed to decline gradually to 5.0% in 2002 for non-HMO participants and in 2004 for HMO participants and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates as of December 31, 1999 would have the following effects (in millions):


                                                                                  1-PERCENTAGE-     1-PERCENTAGE-
                                                                                  POINT INCREASE    POINT DECREASE
                                                                                 ----------------  ----------------
Effect on total of service and interest cost components......................... $      6.5        $    (4.7)
Effect on the postretirement benefit obligations................................       63.9            (44.9)


      Savings and Incentive Plans
      The Company has various defined contribution savings plans designed to enhance the existing retirement programs of participating employees. Kaiser has an unfunded incentive compensation program which provides incentive compensation based upon performance against annual plans and over rolling three-year periods. Expenses incurred by the Company for all of these plans were $7.8 million, $9.3 million and $10.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

11.   MINORITY INTERESTS

      Minority interests represent the following (in millions):

                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               1999        1998
                                                                                            ----------  -----------
Kaiser:
   Common stock, par $.01.................................................................  $    25.0   $     44.8
   Minority interests attributable to Kaiser's subsidiaries...............................      117.7        123.5
                                                                                            ----------  -----------
                                                                                            $   142.7   $    168.3
                                                                                            ==========  ===========

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

      KACC Redeemable Preference Stock
      In 1985, KACC issued its Cumulative (1985 Series A) Preference Stock and its Cumulative (1985 Series B) Preference Stock (together, the "REDEEMABLE PREFERENCE STOCK") each of which has a par value of $1 per share and a liquidation and redemption value of $50 per share plus accrued dividends, if any, and have a total redemption value of $19.5 million as of December 31, 1999. No additional Redeemable Preference Stock is expected to be issued. Holders of the Redeemable Preference Stock are entitled to an annual cash dividend of $5 per share, or an amount based on a formula tied to KACC's pre-tax income from aluminum operations, when and as declared by KACC's board of directors.

      The carrying values of the Redeemable Preference Stock are increased each year to recognize accretion between the fair value (at which the Redeemable Preference Stock was originally issued) and the redemption value. Changes in Redeemable Preference Stock are shown below.


                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   1999        1998        1997
                                                                                ----------  ----------  -----------
Shares:
   Outstanding at beginning of year...........................................    421,575     595,053      634,684
   Redeemed...................................................................    (31,322)   (173,478)     (39,631)
                                                                                ----------  ----------  -----------
   Outstanding at end of year.................................................    390,253     421,575      595,053
                                                                                ==========  ==========  ===========


      Redemption fund agreements require KACC to make annual payments by March 31 of the subsequent year based on a formula tied to KACC's consolidated net income until the redemption funds are sufficient to redeem all of the Redeemable Preference Stock. On an annual basis, the minimum payment is $4.3 million and the maximum payment is $7.3 million. At December 31, 1999, the balance in the redemption fund was $12.5 million (included in long-term receivables and other assets). KACC also has certain additional repurchase requirements which are based, among other things, upon profitability tests.

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

      Preference Stock
      KACC has four series of $100 par value Cumulative Convertible Preference Stock ("$100 PREFERENCE STOCK") with annual dividend requirements of between 4 1/8 % and 4 3/4 %. KACC has the option to redeem the $100 Preference Stock at par value plus accrued dividends. KACC does not intend to issue any additional shares of the $100 Preference Stock.

      The $100 Preference Stock can be exchanged for per share cash amounts between $69 to $80. KACC records the $100 Preference Stock at their exchange amounts for financial statement presentation, and Kaiser includes such amounts in minority interests. At December 31, 1999 and 1998, outstanding shares of $100 Preference Stock were 19,538 and 19,963, respectively.

      Kaiser Common Stock Incentive Plans
      Kaiser has a total of 8,000,000 shares of Kaiser common stock reserved for issuance under its incentive compensation programs. At December 31, 1999, 2,192,713 shares were available for issuance under these plans. Pursuant to Kaiser's nonqualified stock program, stock options are granted at or above the prevailing market price, generally vest at the rate of 20% to 33% per year and have a five or ten year term. Information relating to nonqualified stock options is shown below. The prices shown in the table below are the weighted average price per share for the respective number of underlying shares.


                                           1999                        1998                        1997
                                --------------------------  --------------------------- ---------------------------
                                   SHARES        PRICE         SHARES        PRICE         SHARES        PRICE
                                ------------  ------------  ------------  ------------- ------------- -------------
Outstanding at beginning of
   year.......................    3,049,122   $      9.98       819,752   $      10.45       890,395  $      10.33
Granted.......................    1,218,068         11.15     2,263,170           9.79        15,092         10.06
Exercised.....................       (7,920)         7.25       (10,640)          7.25       (48,410)         8.33
Expired or forfeited..........      (20,060)        11.02       (23,160)          9.60       (37,325)        10.12
                                ------------                ------------                -------------
Outstanding at end of year....    4,239,210         10.24     3,049,122           9.98       819,752         10.45
                                ============                ============                =============

Exercisable at end of year....    1,763,852   $     10.17     1,261,262   $      10.09       601,115  $      10.53
                                ============                ============                =============


12.   STOCKHOLDERS' EQUITY (DEFICIT)

      Preferred Stock
      The holders of the Company's Class A $0.05 Non-Cumulative Participating Convertible Preferred Stock (the "CLASS A PREFERRED STOCK") are entitled to receive, if and when declared, preferential cash dividends at the rate of $0.05 per share per annum and will participate thereafter on a share for share basis with the holders of common stock in all cash dividends, other than cash dividends on the common stock in any fiscal year to the extent not exceeding $0.05 per share. Stock dividends declared on the common stock will result in the holders of the Class A Preferred Stock receiving an identical stock dividend payable in shares of Class A Preferred Stock. At the option of the holder, the Class A Preferred Stock is convertible at any time into shares of common stock at the rate of one share of common stock for each share of Class A Preferred Stock. Each holder of Class A Preferred Stock is generally entitled to ten votes per share on all matters presented to a vote of the Company's stockholders.

      Stock Option and Restricted Stock Plans
      In 1994, the Company adopted the MAXXAM 1994 Omnibus Employee Incentive Plan (the "1994 OMNIBUS PLAN"). Up to 1,000,000 shares of common stock and 1,000,000 shares of Class A Preferred Stock were reserved for awards or for payment of rights granted under the 1994 Omnibus Plan of which 421,792 and 910,000 shares, respectively, were available to be awarded at December 31, 1999. The 1994 Omnibus Plan replaced the Company's 1984 Phantom Share Plan (the "1984 PLAN") which expired in June 1994, although previous grants thereunder remain outstanding. The options (or rights, as applicable) granted in 1997, 1998 and 1999 generally vest at the rate of 20% per year commencing one year from the date of grant. The Company paid $0.1 million, $1.2 million and $1.6 million in respect of awards issued pursuant to the 1984 Plan for the years ended December 31, 1999, 1998 and 1997, respectively. The following table summarizes the options or rights outstanding and exercisable relating to the 1984 Plan and the 1994 Omnibus Plan. The prices shown are the weighted average price per share for the respective number of underlying shares.



                                           1999                        1998                        1997
                                --------------------------  --------------------------- ---------------------------
                                   SHARES         PRICE        SHARES         PRICE        SHARES         PRICE
                                ------------  ------------  ------------  ------------- ------------- -------------
Outstanding at beginning of
   year.......................      302,000   $     41.88       296,800   $      38.47       250,100  $      34.75
Granted.......................      107,500         51.12        79,500          48.93        98,500         41.71
Exercised.....................       (6,600)        38.31       (53,200)         33.09       (50,300)        26.11
Expired or forfeited..........       (1,500)        56.00       (21,100)         42.03        (1,500)        45.15
                                ------------                ------------                -------------
Outstanding at end of year....      401,400         44.36       302,000          41.93       296,800         38.47
                                ============                ============                =============

Exercisable at end of year....       160,400  $     38.42       107,700   $      36.32       117,200  $      33.53
                                ============                ============                =============


      In addition to the options reflected in the table above, the Company granted 256,808 shares of restricted Common Stock in 1999 under the 1994 Omnibus Plan. These shares were granted in connection with a bonus earned under an executive bonus plan. The Company recorded an $11.7 million non-cash charge to selling, general and administrative expenses for the year ended December 31, 1999 for the fair market value of these shares on the date of grant. The restricted shares are subject to certain provisions that lapse in 2014.

      Concurrent with the adoption of the 1994 Omnibus Plan, the Company adopted the MAXXAM 1994 Non- Employee Director Plan (the "1994 DIRECTOR PLAN"). Up to 35,000 shares of common stock are reserved for awards under the 1994 Director Plan. Options to purchase 1,800 shares of common stock were granted to three non-employee directors in each of the years 1999, 1998 and 1997. The weighted average exercise prices of these options are $62.00, $60.94 and $43.19 per share, respectively, based on the quoted market price at the date of grant. The options vest at the rate of 25% per year commencing one year from the date of grant. At December 31, 1999, options for 4,425 shares were exercisable.

      Shares Reserved for Issuance
      At December 31, 1999, the Company had 2,446,782 common shares and 1,000,000 Class A Preferred shares reserved for future issuances in connection with various options, convertible securities and other rights as described in this Note 12.

      Rights
      On December 15, 1999, the Board of Directors of the Company declared a dividend to its stockholders consisting of (i) one Series A Preferred Stock Purchase Right (the "SERIES A RIGHT") for each outstanding share of the Company's Class A Preferred Stock and (ii) one Series B Preferred Stock Purchase Right (the "SERIES B RIGHT") for each outstanding share of the Company's common stock. The Series A Rights and the Series B Rights are collectively referred to herein as the "RIGHTS". The Rights are exercisable only if a person or group of affiliated or associated persons (an "ACQUIRING PERSON") acquires beneficial ownership, or the right to acquire beneficial ownership, of 15% or more of the Company's common stock, or announces a tender offer that would result in beneficial ownership of 15% or more of the outstanding common stock. Any person or group of affiliated or associated persons who, as of December 15, 1999, was the beneficial owner of at least 15% of the outstanding common stock will not be deemed to be an Acquiring Person unless such person or group acquires beneficial ownership of additional shares of common stock (subject to certain exceptions). Each Series A Right, when exercisable, entitles the registered holder to purchase from the Company one share of Class A Preferred Stock at an exercise price of $165.00. Each Series B Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of the Company's new Class B Junior Participating Preferred Stock, with a par value of $0.50 per share (the "JUNIOR PREFERRED STOCK"), at an exercise price of $165.00 per one-hundredth of a share. The Junior Preferred Stock has a variety of rights and preferences, including a liquidation preference of $75.00 per share and voting, dividend and distribution rights which make each one-hundredth of a share of Junior Preferred Stock equivalent to one share of the Company's common stock.

      Under certain circumstances, including if any person becomes an Acquiring Person other than through certain offers for all outstanding shares of stock of the Company, or if an Acquiring Person engages in certain "self-dealing" transactions, each Series A Right would enable its holder to buy Class A Preferred Stock (or, under certain circumstances, preferred stock of an acquiring company) having a value equal to two times the exercise price of the Series A Right, and each Series B Right shall enable its holder to buy common stock of the Company (or, under certain circumstances, common stock of an acquiring company) having a value equal to two times the exercise price of the Series B Right. Under certain circumstances, Rights held by an Acquiring Person will be null and void. In addition, under certain circumstances, the Board is authorized to exchange all outstanding and exercisable Rights for stock, in the ratio of one share of Class A Preferred Stock per Series A Right and one share of common stock of the Company per Series B Right. The Rights, which do not have voting privileges, expire on December 11, 2009 but may be redeemed by action of the Board prior to that time for $0.01 per right, subject to certain restrictions. Substantially similar rights had expired on December 11, 1999.

      Voting Control
      Federated Development Inc., a wholly owned subsidiary of Federated Development Company ("FEDERATED"), and Mr. Charles E. Hurwitz beneficially own (exclusive of securities acquirable upon exercise of stock options) an aggregate 99.2% of the Company's Class A Preferred Stock and 39.9% of the Company's common stock (resulting in combined voting control of approximately 69.8% of the Company). Mr. Hurwitz is the Chairman of the Board and Chief Executive Officer of the Company and Chairman and Chief Executive Officer of Federated. Federated is wholly owned by Mr. Hurwitz, members of his immediate family and trusts for the benefit thereof.

13.   COMMITMENTS AND CONTINGENCIES

      Commitments
      Minimum rental commitments under operating leases at December 31, 1999 are as follows: years ending December 31, 2000 - $43.7 million; 2001 - $38.5 million; 2002 - $33.2 million; 2003 - $29.2 million; 2004 - $26.5 million;
thereafter - $91.7 million. Rental expense for operating leases was $47.3 million, $39.6 million and 35.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. The minimum future rentals receivable under noncancellable subleases at December 31, 1999 were $82.3 million.

   Aluminum Operations

      Environmental Contingencies
      Kaiser is subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to claims and litigation based upon such laws. Kaiser is subject to a number of lawsuits under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (as amended by the Superfund Amendments Reauthorization Act of 1986, "CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

      Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. The following table presents the changes in such accruals, which are primarily included in other noncurrent liabilities (in millions):


                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   1999        1998        1997
                                                                                ----------  ----------  -----------
Balance at beginning of year..................................................  $    50.7   $    29.7   $     33.3
Additional accruals...........................................................        1.6        24.5          2.0
Less expenditures.............................................................       (3.4)       (3.5)        (5.6)
                                                                                ----------  ----------  -----------
Balance at end of year........................................................  $    48.9   $    50.7   $     29.7
                                                                                ==========  ==========  ===========


      These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology and Kaiser's assessment of the likely remediation action to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 million to $9.0 million for the years 2000 through 2004 and an aggregate of approximately $23.0 million thereafter.

      As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. Kaiser believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $30.0 million. As the resolution of these matters is subject to further regulatory review and approval, no specific assurances can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, Kaiser is working to resolve certain of these matters. Kaiser believes that it has insurance coverage available to recover certain incurred and future environmental costs and is pursuing claims in this regard. During December 1998, Kaiser received recoveries totaling approximately $35.0 million from certain of its insurers related to current and future claims. Based on Kaiser's analysis, a total of $12.0 million of such recoveries was allocable to previously accrued (expensed) items and, therefore, was reflected in earnings during 1998. The remaining recoveries were offset against increases in the total amount of environmental reserves. No assurances can be given that Kaiser will be successful in other attempts to recover incurred or future costs from other insurers or that the amount of recoveries received will ultimately be adequate to cover costs incurred. While uncertainties are inherent in the final outcome of these environmental matters, and it is impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      Asbestos Contingencies
      Kaiser is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with Kaiser or exposure to products containing asbestos produced or sold by Kaiser. The lawsuits generally relate to products Kaiser has not sold for at least 20 years.

      The following table presents the changes in number of such claims pending for the years ended December 31, 1999, 1998, and 1997.



                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   1999        1998        1997
                                                                                ----------  ----------  -----------
Number of claims at beginning of period.......................................     86,400      77,400       71,100
Claims received...............................................................     29,300      22,900       15,600
Claims settled or dismissed...................................................    (15,700)    (13,900)      (9,300)
                                                                                ----------  ----------  -----------
Number of claims at end of period.............................................    100,000      86,400       77,400
                                                                                ==========  ==========  ===========


      The foregoing claims and settlement figures as of December 31, 1999, do not reflect the fact that Kaiser has reached agreements under which it expects to settle approximately 31,900 of the pending asbestos-related claims over an extended period.

      Kaiser maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed over a 10 year period (i.e., through 2009). Kaiser's estimate is based on its view, at each balance sheet date, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs and Kaiser's actual costs could exceed its estimates due to changes in facts and circumstances after the date of each estimate. Further, while Kaiser does not presently believe there is a reasonable basis for estimating asbestos-related costs beyond 2009 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2009, Kaiser expects that such costs may continue beyond 2009, and that such costs could be substantial. As of December 31, 1999, an estimated asbestos-related cost accrual of $387.8 million, before consideration of insurance recoveries, has been reflected in the accompanying financial statements primarily in other noncurrent liabilities. Kaiser estimates that annual future cash payments for asbestos-related costs will range from approximately $75.0 million to $85.0 million in the years 2000 to 2002, approximately $35.0 million to $55.0 million for each of the years 2003 and 2004, and an aggregate of approximately $58.0 million thereafter.

      Kaiser believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although Kaiser has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements. Kaiser has reached preliminary agreements with certain insurance carriers under which it expects to collect a substantial portion of its 2000 asbestos-related payments. The timing and amount of future recoveries from these and other insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies. Kaiser believes that substantial recoveries from the insurance carriers are probable. Kaiser reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller Ehrman White & McAuliffe LLP, with respect to applicable insurance coverage law relating to the terms and conditions of those policies. Accordingly, an estimated aggregate insurance recovery of $315.5 million, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in long-term receivables and other assets at December 31, 1999. However, no assurances can be given that Kaiser will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed Kaiser's aggregate insurance coverage.

      Kaiser continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from Kaiser's underlying assumptions. This process resulted in Kaiser reflecting charges of $53.2 million, $12.7 million, and $8.8 million (included in investment, interest and other income (expense), net) in the years ended December 31, 1999, 1998, and 1997, respectively, for asbestos-related claims, net of expected insurance recoveries, based on recent cost and other trends experienced by Kaiser and other companies. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position or liquidity. However, as Kaiser's estimates are periodically re-evaluated, additional charges may be necessary and such charges could be material to the results of the period in which they are recorded.

      Labor Matters
      In connection with the USWA strike and subsequent lock-out by Kaiser, certain allegations of unfair labor practices were filed with the National Labor Relations Board ("NLRB") by the USWA. Kaiser responded to all such allegations and believed that they were without merit. In July 1999, the Oakland, California, regional office of the NLRB dismissed all material charges filed against Kaiser. In September 1999, the union filed an appeal of this ruling with the NLRB general counsel's office in Washington, D.C. If the original decision were to be reversed, the matter would be referred to an administrative law judge for a hearing whose outcome would be subject to an additional appeal either by the USWA or Kaiser. This process could take months or years. If these proceedings eventually resulted in a definitive ruling against Kaiser, it could be obligated to provide back pay to USWA members at the five plants and such amount could be significant. However, while uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged unfair labor practices should not result in a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

      Forest Products Operations
      Regulatory and environmental matters play a significant role in the Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP (defined below) and Pacific Lumber's 2000 timber operator's license, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. As further described in Note 3 "Significant Acquisitions and Dispositions," on March 1, 1999, Pacific Lumber, including its subsidiaries and affiliates, and the Company consummated the Headwaters Agreement with the United States and California. In addition to the transfer of the Headwaters Timberlands described in Note 3, a sustained yield plan (the "SYP") and a multiple-species habitat conservation plan (the "HCP") were approved and incidental take permits related to the HCP (the "PERMITS") were issued.

       The SYP complies with certain California Board of Forestry regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years (subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs will be prepared every decade that address the harvest level based upon reassessment of changes in the resource base and other factors. The HCP and the Permits allow incidental "take" of certain species located on the Company's timberlands which have been listed as endangered or threatened under the federal Endangered Species Act (the "ESA") and/or the California Endangered Species Act ("CESA") so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years. The Company believes that the SYP and the HCP should in the long-term expedite the preparation and facilitate approval of its THPs, although the Company is experiencing difficulties in the THP approval process as it implements these agreements.

      Under the Federal Clean Water Act, the Environmental Protection Agency ("EPA") is required to establish total maximum daily load limits ("TMDLS") in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board are in the process of establishing TMDLs for 17 northern California rivers and certain of their tributaries, including certain water courses that flow within the Company's timberlands. The final TMDL requirements applicable to the Company's timberlands may require aquatic measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On December 2, 1997, two lawsuits were filed against the Company, certain of its subsidiaries and others:
Kristi Wrigley, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company LLC, et al. (the "WRIGLEY LAWSUIT") and Jennie Rollins, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Barnum Timber Company, et al. (the "ROLLINS LAWSUIT"). These actions allege, among other things, that the defendants' logging practices have damaged the plaintiffs' properties and property values by contributing to landslides (Rollins lawsuit) and the destruction of certain watersheds (Wrigley lawsuit). The Company believes that it has strong factual and legal defenses with respect to these matters; however, there can be no assurance that they will not have a material adverse effect on its financial position, results of operations or liquidity. On March 31, 1999, an action entitled Environmental Protection Information Association, Sierra Club v. California Department of Forestry and Fire Protection, California Department of Fish and Game, The Pacific Lumber Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (the "EPIC-SYP/PERMITS LAWSUIT") was filed alleging various violations of the CESA and the California Environmental Quality Act ("CEQA"), and challenging, among other things, the validity and legality of the Permits issued by California and the SYP. On March 31, 1999, an action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v. California Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation (the "USWA LAWSUIT") was filed also challenging the validity and legality of the SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the Company is working with the relevant state and federal agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber. While the Company expects environmentally focused objections and lawsuits to continue, it believes that the HCP, the SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

      OTS Contingency and Related Matters
      On December 26, 1995, the United States Department of Treasury's Office of Thrift Supervision ("OTS") initiated a formal administrative proceeding against the Company and others by filing a Notice of Charges (the "NOTICE"). The Notice alleges, among other things, misconduct by the Company, Federated, Mr. Charles Hurwitz and others (the "RESPONDENTS") with respect to the failure of United Savings Association of Texas("USAT"), a wholly owned subsidiary of United Financial Group Inc. ("UFG"). At the time of receivership, the Company owned approximately 13% of the voting stock of UFG. The Notice claims, among other things, that the Company was a savings and loan holding company, that with others it controlled USAT, and that, as a result of such status, it was obligated to maintain the net worth of USAT. The Notice makes numerous other allegations against the Company and the other Respondents, including that through USAT it was involved in prohibited transactions with Drexel Burnham Lambert Inc. The hearing on the merits of this matter commenced on September 22, 1997 and concluded on March 1, 1999. On February 10, 1999, the OTS and FDIC settled with all of the Respondents except Mr. Hurwitz, the Company and Federated for $1.0 million and limited cease and desist orders.

      Post hearing briefing concluded on January 31, 2000. In its post-hearing brief, the OTS claims, among other things, that the remaining Respondents, Mr. Hurwitz, the Company and Federated, are jointly and severally liable to pay either $821.3 million in restitution or reimbursement of $362.6 million for alleged unjust enrichment. The OTS also claims that each remaining Respondent should be required to pay $4.6 million in civil money penalties, and that Mr. Hurwitz should be prohibited from engaging in the banking industry. The Respondents' brief claims that none of them has any liability in this matter. A recommended decision by the Administrative Law Judge is not expected any sooner than early to mid-2000. A final agency decision would be issued by the OTS Director thereafter. Such decision would then be subject to appeal by any of the parties to the federal appellate court.

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

14.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

      At December 31, 1999, the net unrealized loss on Kaiser's position in aluminum forward sales and option contracts (excluding the impact of those contracts discussed below which have been marked to market), energy forward purchase and option contracts, and forward foreign exchange contracts, was approximately $73.9 million (based on comparisons to applicable year-end published market prices). As Kaiser's hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in these hedging activities will be offset by losses or gains, respectively, on the transactions being hedged.

      Alumina and Aluminum
      Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. Alumina prices as well as fabricated aluminum product prices (which vary considerably among products) are significantly influenced by changes in the price of primary aluminum but generally lag behind primary aluminum price changes by up to three months. Since 1993, the average Midwest United States transaction price for primary aluminum has ranged from approximately $0.50 to $1.00 per pound.

      From time to time in the ordinary course of business, Kaiser enters into hedging transactions to provide price risk management in respect of its net exposure of earnings and cash flows resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by Kaiser to effectively fix the price that Kaiser will receive for its shipments. Kaiser also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for its anticipated sales and/or (iii) to permit it to realize possible upside price movements. As of December 31, 1999, Kaiser had entered into option contracts that established a price range for an additional 341,000 and 317,000 tons of primary aluminum with respect to 2000 and 2001, respectively.

      Additionally, through December 31, 1999, Kaiser had also entered a series of transactions with a counterparty that will provide it with a premium over the forward market prices at the date of transaction for 2,000 tons of primary aluminum per month during the period from January 2000 through June 2001. Kaiser also contracted with the counterparty to receive certain fixed prices (also above the forward market prices at the date of the transaction) on 4,000 tons of primary aluminum per month over a three year period commencing October 2001 unless market prices during certain periods decline below a stipulated "floor" price, in which case the fixed price sales portion of the transactions terminates. The price at which October 2001 and after transactions terminate is well below current market prices. While Kaiser believes that the October 2001 and after transactions are consistent with its stated hedging objectives, these positions do not qualify for treatment as a "hedge" under current accounting guidelines. Accordingly these positions will be "marked to market" each period. For the year ended December 31, 1999, Kaiser recorded mark to market pre-tax charges of $32.8 million in investment, interest and other income (expense), net associated with the transactions described in this paragraph.

      As of December 31, 1999, Kaiser had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 2000 and 2001 at prices indexed to future prices of primary aluminum.

      Energy
      Kaiser's operations are exposed to energy price risk from fluctuating prices for fuel oil and diesel oil consumed in the production process. Kaiser from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of December 31, 1999, Kaiser held a combination of fixed price purchase and option contracts for an average of 232,000 barrels per month of fuel oil for 2000.

      Foreign Currency
      Kaiser enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At December 31, 1999, Kaiser had net forward foreign exchange contracts totaling approximately $88.5 million for the purchase of 133.0 million Australian dollars from January 2000 through May 2001, in respect of its Australian dollar denominated commitments from January 2000 through May 2001. In addition, Kaiser has entered into an option contract to purchase 42.0 million Australian dollars for the period from January 2000 through June 2001.

15.   SEGMENT INFORMATION

      Reportable Segments
      The Company is a holding company; its operations are organized and managed as distinct business units which offer different products and services and are managed separately through the Company's subsidiaries. The Company has four reportable segments: aluminum, forest products, real estate and racing operations. The aluminum segment is an integrated aluminum producer which uses portions of its bauxite, alumina and primary aluminum production for additional processing at its downstream facilities. The forest products segment harvests its timber and produces lumber and logs. The real estate segment invests in and develops residential and commercial real estate. The racing segment operates a pari-mutuel horse racing facility.

      The accounting policies of the segments are the same as those described in
Note 1. The Company evaluates segment performance based on profit or loss from operations before income taxes and minority interests.

      The following table presents financial information by reportable segment (in millions).



                                                      FOREST       REAL       RACING                  CONSOLIDATED
                          DECEMBER 31,   ALUMINUM    PRODUCTS     ESTATE    OPERATIONS    CORPORATE       TOTAL
                          -----------  ------------ -----------  --------  ------------ ------------ --------------
Net sales to unaffiliated
   customers                 1999      $   2,044.3  $    187.8   $  52.0   $      27.3  $         -  $     2,311.4
                             1998          2,256.4       233.6      58.6          24.1            -        2,572.7
                             1997          2,373.2       287.2      48.7          20.0            -        2,729.1

Operating income (loss)      1999            (23.0)       (4.1)     (5.2)          3.8        (23.0)         (51.5)
                             1998             96.5        40.9         -           1.8        (13.6)         125.6
                             1997            174.0        84.9      (3.4)         (1.6)       (17.5)         236.4

Investment, interest and
   other income (expense)    1999            (35.9)       26.9      21.1          (0.2)         6.4           18.3
                             1998              3.5         9.7      15.8           0.7          6.6           36.3
                             1997              3.0        14.8      17.6           0.1         14.2           49.7

Interest expense and
   amortization of deferred
   financing costs           1999            110.1        66.5       2.2           0.5         17.8          197.1
                             1998            110.0        75.3       1.5           3.4         18.3          208.5
                             1997            110.7        78.7       1.4           3.1         17.7          211.6

Depreciation, depletion
   and amortization          1999             83.6        17.0       6.2           1.1          0.5          108.4
                             1998             93.2        22.5       3.2           1.0          0.5          120.4
                             1997             96.5        26.1       3.3           0.9          0.6          127.4

Income (loss) before
   income taxes and
   minority interests        1999            (84.0)      196.1      13.7           3.1        (34.4)          94.5
                             1998            (10.0)      (24.7)     14.4          (1.0)       (25.3)         (46.6)
                             1997             66.3        20.9      12.8          (4.4)       (21.1)          74.5

Capital expenditures         1999             68.4        23.1       3.1           0.6          0.6           95.8
                             1998             77.6        22.0      22.2           1.0          0.1          122.9
                             1997            128.5        22.9      22.0           0.3          0.3          174.0

Investments in and advances
   to unconsolidated
   affiliates                1999             96.9           -      15.7             -            -          112.6
                             1998            128.3           -      18.2             -            -          146.5

Total assets                 1999          3,142.7       843.8     190.4          38.0        178.2        4,393.1
                             1998          2,928.7       682.6     194.6          36.3        233.0        4,075.2


      The amounts in the column entitled Corporate represent corporate general and administrative expenses, investment, interest and other income (expense), net, and interest expense not directly attributable to the reportable segments. This column also serves to reconcile the total of the reportable segments' amounts to totals in the Company's consolidated financial statements. The reconciling amounts for total assets for 1999 and 1998 are primarily related to deferred tax assets.

      Product Sales
      The following table presents segment sales by primary products (in millions).



                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   1999        1998        1997
                                                                                ----------  ----------  -----------
Aluminum:
   Bauxite and alumina........................................................  $   526.9   $   608.5   $    613.4
   Primary aluminum...........................................................      679.7       643.3        817.2
   Flat-rolled products.......................................................      576.2       714.6        743.3
   Engineered products........................................................      542.6       581.3        581.0
   Minority interests and eliminations........................................     (281.1)     (291.3)      (381.7)
                                                                                ----------  ----------  -----------
      Total aluminum sales....................................................  $ 2,044.3   $ 2,256.4   $  2,373.2
                                                                                ==========  ==========  ===========

Forest products:
   Lumber.....................................................................  $   165.3   $   211.6   $    256.1
   Other forest products......................................................       22.5        22.0         31.1
                                                                                ----------  ----------  -----------
      Total forest product sales..............................................  $   187.8   $   233.6   $    287.2
                                                                                ==========  ==========  ===========

Real estate:
   Real estate and development................................................  $    34.2   $    41.2   $     25.5
   Resort and other commercial operations.....................................       17.8        17.4         23.2
                                                                                ----------  ----------  -----------
      Total real estate sales.................................................  $    52.0   $    58.6   $     48.7
                                                                                ==========  ==========  ===========


      Geographical Information
      The Company's operations are located in many foreign countries, including Australia, Canada, Ghana, Jamaica, and the United Kingdom. Foreign operations in general may be more vulnerable than domestic operations due to a variety of political and other risks. Sales and transfers among geographic areas are made on a basis intended to reflect the market value of products. Long-lived assets include property, plant and equipment-net, timber and timberlands-net, real estate held for development and sale, and investments in and advances to unconsolidated affiliates. Geographical information for net sales, based on countries of origin, and long-lived assets follows (in millions):


                                                       UNITED                                  OTHER
                                     DECEMBER 31,      STATES       JAMAICA       GHANA       FOREIGN      TOTAL
                                    ---------------  ----------- ------------- -----------  ----------  -----------
Net sales to unaffiliated customers      1999        $  1,668.9  $      233.1  $    153.2   $   256.2   $  2,311.4
                                         1998           2,014.3         237.0        89.8       231.6      2,572.7
                                         1997           2,076.2         204.6       234.2       214.1      2,729.1

Long-lived assets                        1999           1,174.8         288.2        84.1        90.2      1,637.3
                                         1998           1,297.8         289.2        90.2        99.7      1,776.9


      Major Customers and Export Sales
      For the years ended December 31, 1999, 1998 and 1997, sales to any one customer did not exceed 10% of consolidated revenues. Export sales were less than 10% of total revenues in 1999, 1998 and 1997.

16.    SUPPLEMENTAL CASH FLOW INFORMATION



                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   1999        1998        1997
                                                                                ----------  ----------  -----------
                                                                                     (In millions of dollars)
Supplemental information on non-cash investing and financing activities:
   Contribution of property and inventory in exchange for joint
      venture interest........................................................  $       -   $     8.7   $     10.6
   Acquisition of assets subject to other liabilities.........................          -         0.8          9.4
   Reduction of stockholders' deficit due to redemption of Kaiser preferred
      stock...................................................................          -           -         64.8
   Borrowing (repayment) of short-term debt issued to repurchase
      treasury stock..........................................................          -       (35.1)        35.1

Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest.................................  $   189.9   $   186.6   $    178.3
   Income taxes paid, net.....................................................       27.0        16.7         25.4



17.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Summary quarterly financial information for the years ended December 31, 1999 and 1998 is as follows (in millions, except share information):


                                                                           THREE MONTHS ENDED
                                                     --------------------------------------------------------------
                                                        MARCH 31         JUNE 30      SEPTEMBER 30     DECEMBER 31
                                                     --------------  --------------  --------------  --------------
1999:
   Net sales.......................................  $       544.8   $       588.8   $       585.3   $       592.5
   Operating income (loss).........................          (35.2)           (2.6)          (19.1)            5.4
   Net income (loss)...............................          112.1           (18.1)          (37.4)           17.0
   Earnings (loss) per share:
      Basic........................................          16.02           (2.59)          (5.35)           2.41
      Diluted......................................          14.35           (2.59)          (5.35)           2.19

1998:
   Net sales.......................................  $       664.0   $       699.6   $       628.8   $       580.3
   Operating income (loss).........................           51.3            71.0            40.4           (37.1)
   Income (loss) before extraordinary item.........            1.9            12.4            (2.0)          (27.0)
   Extraordinary item, net.........................              -               -           (42.5)              -
   Net income (loss)...............................            1.9            12.4           (44.5)          (27.0)
   Basic earnings per common share:
      Income (loss) before extraordinary item......  $        0.28   $        1.76   $       (0.28)  $       (3.86)
      Extraordinary item, net......................              -               -           (6.07)              -
                                                     --------------  --------------  --------------  --------------
      Net income (loss)............................  $        0.28   $        1.76   $       (6.35)  $       (3.86)
                                                     ==============  ==============  ==============  ==============
   Diluted earnings per common and common
      equivalent share:
      Income (loss) before extraordinary item......  $        0.25   $        1.57   $       (0.28)  $       (3.86)
      Extraordinary item...........................              -               -           (6.07)              -
                                                     --------------  --------------  --------------  --------------
      Net income (loss)............................  $        0.25   $        1.57   $       (6.35)  $       (3.86)
                                                     ==============  ==============  ==============  ==============


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


                                     PART IV


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(A)   INDEX TO FINANCIAL STATEMENTS

      1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

           Report of Independent Public Accountants
           Consolidated Balance Sheet at December 31, 1999 and 1998 Consolidated Statement of Operations for the Years Ended
                December 31, 1999, 1998 and 1997
           Consolidated Statement of Cash Flows for the Years Ended
                December 31, 1999, 1998 and 1997
           Consolidated Statement of Stockholders' Equity (Deficit) Notes to Consolidated Financial Statements

      2.   FINANCIAL STATEMENT SCHEDULES:

           Schedule I - Condensed Financial Information of Registrant at December 31, 1999 and 1998 and for the Years Ended December 31, 1999, 1998 and 1997

           All other schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

(B)   REPORTS ON FORM 8-K

           On November 19, 1999, the Company filed a current report on Form 8-K (under Item 5) dated November 19, 1999, concerning the release from escrow of funds from the sale of the Headwaters Timberlands and the establishment of the SAR Account.

           On January 14, 2000, the Company filed a current report on Form 8-K (under Item 5) dated December 15, 1999, concerning a dividend of stock purchase rights to its stockholders.


(C)   EXHIBITS

      Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 91), which index is incorporated herein by reference.


           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                   MAXXAM INC.

                         BALANCE SHEET (UNCONSOLIDATED)
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)


                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               1999        1998
                                                                                            ----------  -----------
                                          ASSETS
Current assets:
   Cash and cash equivalents..............................................................  $    30.1   $     34.4
   Marketable securities..................................................................       14.5          7.7
   Other current assets...................................................................       18.8         18.9
                                                                                            ----------  -----------
      Total current assets................................................................       63.4         61.0
Deferred income taxes.....................................................................       73.6         71.5
Investment in subsidiaries................................................................      164.1         77.6
Other assets..............................................................................        2.0          4.1
                                                                                            ----------  -----------
                                                                                            $   303.1   $    214.2
                                                                                            ==========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable and other accrued liabilities.........................................  $    11.1   $     17.8
   Short-term borrowings..................................................................       18.5         18.5
                                                                                            ----------  -----------
      Total current liabilities...........................................................       29.6         36.3
Notes payable to subsidiaries, net of notes receivable and advances.......................      191.8        178.4
Other noncurrent liabilities..............................................................       53.9         56.3
                                                                                            ----------  -----------
      Total liabilities...................................................................      275.3        271.0
                                                                                            ----------  -----------

Stockholders' equity (deficit):
   Preferred stock, $0.50 par value; 12,500,000 shares authorized; Class A $0.05
      Non-Cumulative Participating Convertible Preferred Stock; 669,355 and
      669,435 shares issued, respectively.................................................        0.3          0.3
   Common stock, $0.50 par value; 28,000,000 shares authorized;
      10,063,359 shares issued............................................................        5.0          5.0
   Additional capital.....................................................................      225.3        222.8
   Accumulated deficit....................................................................     (102.1)      (175.7)
   Accumulated other comprehensive loss - additional minimum pension liability............       (0.7)           -
   Treasury stock, at cost (shares held: preferred - 845; common: 2,805,608 and
       3,062,496, respectively)...........................................................     (100.0)      (109.2)
                                                                                            ----------  -----------
      Total stockholders' equity (deficit)................................................       27.8        (56.8)
                                                                                            ----------  -----------
                                                                                            $   303.1   $    214.2
                                                                                            ==========  ===========


See notes to consolidated financial statements and accompanying notes.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                                   MAXXAM INC.

                    STATEMENT OF OPERATIONS (UNCONSOLIDATED)
                            (IN MILLIONS OF DOLLARS)


                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   1999        1998        1997
                                                                                ----------  ----------  -----------
Investment, interest and other income.........................................  $     4.5   $     6.7   $     13.4
Intercompany interest income (expense), net...................................      (18.2)      (16.8)       (16.6)
Interest expense..............................................................       (1.6)       (1.9)        (1.3)
General and administrative expenses...........................................      (22.6)      (12.8)       (16.3)
Equity in earnings (loss) of subsidiaries.....................................      101.7       (47.3)        54.1
                                                                                ----------  ----------  -----------
Income (loss) before income taxes.............................................       63.8       (72.1)        33.3
Credit for income taxes.......................................................        9.8        14.9         31.9
                                                                                ----------  ----------  -----------
Net income (loss).............................................................  $    73.6   $   (57.2)  $     65.2
                                                                                ==========  ==========  ===========


See notes to consolidated financial statements and accompanying notes.



     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                                   MAXXAM INC.

                    STATEMENT OF CASH FLOWS (UNCONSOLIDATED)
                            (IN MILLIONS OF DOLLARS)


                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   1999        1998        1997
                                                                                ----------  ----------  -----------
Cash flows from operating activities:
   Net income (loss)..........................................................  $    73.6   $   (57.2)  $     65.2
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
      Equity in (earnings) loss of subsidiaries...............................     (101.7)       47.3        (54.1)
      Restricted common stock grant - compensation expense....................       11.7           -            -
      Net sales (purchases) of marketable securities..........................       (0.1)       31.2         (5.8)
      Net gains on marketable securities......................................       (6.6)       (5.6)        (8.5)
      (Increase) decrease in receivables, prepaids and other assets...........        0.7        (5.6)        (0.1)
      Increase in accrued and deferred income taxes...........................        3.3        12.0         12.2
      Decrease in accounts payable and other liabilities......................      (10.5)      (16.0)       (40.4)
      Other...................................................................        0.7        (3.6)         6.5
                                                                                ----------  ----------  -----------
        Net cash provided by (used for) operating activities..................      (28.9)        2.5        (25.0)
                                                                                ----------  ----------  -----------
Cash flows from investing activities:
   Dividends received from subsidiaries.......................................       10.0        10.0            -
   Investments in and net advances from (to) subsidiaries.....................       15.2        (6.7)        (3.6)
   Capital expenditures.......................................................       (0.6)       (0.2)        (0.3)
                                                                                ----------  ----------  -----------
        Net cash provided by (used for) investing activities..................       24.6         3.1         (3.9)
                                                                                ----------  ----------  -----------
Cash flows from financing activities:
   Short-term borrowings......................................................          -        16.0          2.5
   Redemption, repurchase of and principal payments on long-term debt.........          -           -        (42.5)
   Treasury stock repurchases.................................................          -       (35.1)       (52.8)
                                                                                ----------  ----------  -----------
        Net cash used for financing activities................................          -       (19.1)       (92.8)
                                                                                ----------  ----------  -----------

Net decrease in cash and cash equivalents.....................................       (4.3)      (13.5)      (121.7)
Cash and cash equivalents at beginning of year................................       34.4        47.9        169.6
                                                                                ----------  ----------  -----------
Cash and cash equivalents at end of year......................................  $    30.1   $    34.4   $     47.9
                                                                                ==========  ==========  ===========

Supplementary schedule of non-cash investing and financing activities:
   Reduction of stockholders' deficit due to redemption of Kaiser preferred
      stock...................................................................  $       -   $       -   $     64.8
   Borrowing (repayment) of short-term debt issued to
      repurchase treasury stock...............................................          -       (35.1)        35.1
   Deferral of interest payment on intercompany note payable..................       15.0         7.8            -
   Distribution of intercompany payable received from a subsidiary............          -         4.1         19.8
Supplemental disclosure of cash flow information:
   Interest paid..............................................................  $     1.4   $     1.8   $      1.6
   Income taxes paid (refunded), net..........................................        2.8        (0.3)         0.6


See notes to consolidated financial statements and accompanying notes.


     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                                   MAXXAM INC.

                          NOTES TO FINANCIAL STATEMENTS


1.    DEFERRED INCOME TAXES

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

2.    SHORT-TERM BORROWINGS

      During 1999 and 1998, the Company had average short-term borrowings outstanding of $18.5 million and $18.6 million, respectively, under certain debt instruments. The weighted average interest rate during 1999 and 1998 was 7.2%, and 9.1%, respectively. See "MAXXAM Loan Agreement," "Demand Note" and "Notes to NL and CMRT" in Note 6 to the Consolidated Financial Statements for a description of the related debt instruments.

3.    NOTES PAYABLE TO SUBSIDIARIES, NET OF NOTES RECEIVABLE AND ADVANCES

      The Company's indebtedness to its subsidiaries, which includes accrued interest, consists of the following (in millions):



                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               1999        1998
                                                                                            ----------  -----------
Note payable to MGHI, interest at 11%.....................................................  $   147.8   $    132.8
Unsecured note payable to MCO Properties Inc., interest at 6%.............................       23.1         21.8
Unsecured notes payable to MAXXAM Property Company, interest at 7%........................       13.0         12.2
Net advances..............................................................................        7.9         11.6
                                                                                            ----------  -----------
                                                                                            $   191.8   $    178.4
                                                                                            ==========  ===========


      In January 2000, the Company elected to defer all of the $8.1 million interest payment due on the note payable to MGHI on February 1, 2000. The deferred amount effectively increases the note payable balance to $155.9 million.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       MAXXAM INC.


Date:   March 10, 2000      By:   /S/ PAUL N. SCHWARTZ
                               -------------------------------------------------
                                    Paul N. Schwartz
                                       President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:   March 10, 2000      By:   /S/ CHARLES E. HURWITZ
                               -------------------------------------------------
                                      Charles E. Hurwitz
                               Chairman of the Board, Chief Executive
                                      Officer and Director


Date:   March 10, 2000      By:   /S/ ROBERT J. CRUIKSHANK
                               -------------------------------------------------
                                    Robert J. Cruikshank
                                          Director


Date:   March 10, 2000      By:   /S/ EZRA G. LEVIN
                               -------------------------------------------------
                                        Ezra G. Levin
                                           Director


Date:   March 10, 2000      By:   /S/ STANLEY D. ROSENBERG
                               -------------------------------------------------
                                    Stanley D. Rosenberg
                                          Director

Date:   March 10, 2000      By:   /S/ PAUL N. SCHWARTZ
                               -------------------------------------------------
                                        Paul N. Schwartz
                                President, Chief Financial Officer
                                          and Director
                                  (Principal Financial Officer)


Date:   March 10, 2000      By:   /S/ ELIZABETH D. BRUMLEY
                               -------------------------------------------------
                                     Elizabeth D. Brumley
                                          Controller
                                 (Principal Accounting Officer)


                                INDEX OF EXHIBITS


      EXHIBIT
      NUMBER                                                     DESCRIPTION
------------------  ----------------------------------------------------------------------------------------------------------
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

*3.3                Certificate of Designations of Class A $.05 Non-Cumulative Participating Convertible Preferred Stock
                    of the Company, dated as of December 15, 1999

3.4                 Amended and Restated By-laws of the Company dated as of May 17, 1999 (incorporated herein by reference to
                    Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q dated June 30, 1999)

4.1                 Non-Negotiable Intercompany Note, dated as of December 23, 1996, executed by the Company in favor of MAXXAM Group Holdings Inc. (incorporated herein by reference to Exhibit 10.8 to the Registration
                    Statement on Form S-4 of MAXXAM Group Holdings Inc. ("MGHI"); Registration No. 333-18723)

4.2                 Secured Demand Promissory Note, dated as of November 26, 1997, by the Company in favor of Salomon Smith
                    Barney (incorporated herein by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for
                    the year ended December 31, 1997; the "Company 1997 Form 10-K")

4.3                 Loan and Pledge Agreement, dated as of October 21, 1997, between the Company and Custodial Trust
                    Company (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form
                    10-Q for the quarter ended September 30, 1997)

4.4                 Amendment No. 1, dated as of August 19, 1999, to the Loan and Pledge Agreement between the
                    Company and Custodial Trust Company dated October 21, 1997 (incorporated herein by reference to
                    Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated September 30, 1999)

4.5                 Rights Agreement dated as of December 15, 1999, by and between the Company and American Stock
                    Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company's Form 8-K dated December 15, 1999)

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

4.7                 First Supplemental Indenture, dated as of July 8, 1998, to the MGHI Indenture (incorporated herein by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q/A of MGHI for the quarter ended June
                    30, 1998; File No. 333-18723; the "MGHI June 1998 Form 10-Q/A")

4.8                 Second Supplemental Indenture, dated as of July 29, 1998, to the MGHI Indenture (incorporated herein by reference to Exhibit 4.5 to the MGHI June 1998 Form 10-Q/A)

4.9                 Indenture, dated as of July 20, 1998, between Scotia Pacific Company LLC ("Scotia LLC") and State
                    Street Bank and Trust Company ("State Street") regarding Scotia LLC's Class A-1, Class A-2 and Class A-3
                    Timber Collateralized Notes (the "Timber Notes Indenture") (incorporated herein by reference to Exhibit 4.1 to Scotia LLC's Registration Statement on Form S-4; Registration No. 333-63825; the
                    "Scotia LLC Registration Statement")

4.10                First Supplemental Indenture, dated as of July 16, 1999, to the Timber Notes Indenture (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Scotia LLC dated June 30,
                    1999; File No. 333-63825; the "Scotia LLC June 1999 Form 10-Q")

4.11                Second Supplemental Indenture, dated as of November 18, 1999, to the Timber Notes Indenture
                    (incorporated herein by reference to Exhibit 99.3 to Scotia LLC's Report on Form 8-K dated November
                    19, 1999; File No. 333-63825)

4.12                Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Proceeds, dated as of July 20, 1998, among the Company, Fidelity National Title Insurance Company, as trustee, and State Street
                    Bank and Trust Company, as collateral agent (incorporated herein by reference to Exhibit 4.2 to the Company's
                    Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998; the "Company June 1998 Form 10-Q/A")

4.13                Indenture, dated as of December 23, 1996, among Kaiser Aluminum & Chemical Corporation ("KACC"), as
                    Issuer and certain of its subsidiaries (as guarantors) and First Trust National Association, as Trustee,
                    regarding KACC's 10 7/8% Series D Senior Notes due 2006 (the "10 7/8% Series D Notes Indenture") (incorporated herein by reference to Exhibit 4.4 to KACC's Registration Statement on Form S-4; Registration No. 333-19143)

4.14                First Supplemental Indenture, dated as of July 15, 1997, to the 10 7/8% Series D Notes Indenture
                    (incorporated herein by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of Kaiser
                    Aluminum Corporation ("Kaiser") for the quarter ended June 30, 1997; File No. 1-9447)

4.15                Second Supplemental Indenture, dated as of March 31, 1999, to the 10 7/8% Series D Notes Indenture
                    (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999; File No. 1-9447; the "Kaiser March 1999 Form 10-Q")

4.16                Indenture, dated as of October 23, 1996, among KACC, as Issuer, and certain of its subsidiaries (as guarantors) and First Trust National Association, as Trustee, regarding KACC's 10 7/8% Series B Senior Notes due 2006 (the 10 7/8% Series B Notes Indenture") (incorporated by reference to Exhibit 4.2 to Kaiser's
                    Quarterly Report on Form 10-Q for the quarter ended September 30, 1996; File No. 1-9447)

4.17                First Supplemental Indenture, dated as of July 15, 1997, to the 10 7/8% Series B Notes Indenture
                    (incorporated herein by reference to Exhibit 4.3 to Kaiser's Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 1997; File No. 1-9447)

4.18                Second Supplemental Indenture, dated as of March 31, 1999, to the 10 7/8% Series B Notes Indenture (incorporated herein by reference to Exhibit 4.3 to the Kaiser March 1999 Form 10-Q)

4.19                Indenture, dated as of February 1, 1993, among KACC, as Issuer, and certain of its subsidiaries (as guarantors)
                    and State Street (as successor trustee to The First National Bank of Boston), regarding KACC's 12 3/4% Senior
                    Subordinated Notes due 2003 (the "KACC Senior Subordinated Note Indenture") ( incorporated herein by reference to Exhibit 4.1 to KACC's Annual Report on Form 10-K for the year ended December 31, 1992; File
                    No. 1-3605)

4.20                First Supplemental Indenture, dated as of May 1, 1993, to the KACC Senior Subordinated Note
                    Indenture (incorporated herein by reference to Exhibit 4.2 to KACC's Quarterly Report on Form 10-Q
                    for the quarter ended June 30, 1993; File No. 1-3605)

4.21                Second Supplemental Indenture, dated as of February 1, 1996, to the KACC Senior Subordinated Note
                    Indenture (incorporated herein by reference to Exhibit 4.3 to Kaiser's Annual Report on Form 10-K for
                    the year ended December 31, 1995; File No. 1-9447)

4.22                Third Supplemental Indenture, dated as of July 15, 1997, to the KACC Senior Subordinated Note
                    Indenture (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q
                    for the quarter ended June 30, 1997; File No. 1-9447)

4.23                Fourth Supplemental Indenture, dated as of March 31, 1999, to the KACC Senior Subordinated Note Indenture
                    (incorporated herein by reference to Exhibit 4.4 to the Kaiser March 1999 Form 10-Q)

4.24                Indenture, dated as of February 17, 1994, among KACC, as Issuer, and certain of its subsidiaries (as guarantors), and First Trust National Association, Trustee, regarding Kaiser's 9 7/8% Senior Notes due 2002
                    (the "9 7/8% Notes Indenture") (incorporated herein by reference to Exhibit 4.3 to KACC's Annual Report on
                    Form 10-K for the year ended December 31, 1993; File No. 1-9447; the "Kaiser 1993 Form 10-K")

4.25                First Supplemental Indenture, dated as of February 1, 1996, to the 9 7/8% Notes Indenture (incorporated herein by reference to Exhibit 4.5 to Kaiser's Annual Report on Form 10-K for the year ended
                    December 31, 1995; File No. 1-9447)

4.26                Second Supplemental Indenture, dated as of July 15, 1997, to the 9 7/8% Notes Indenture (incorporated herein by reference to Exhibit 4.2 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June
                    30, 1997; File No. 1-9447)

4.27                Third Supplemental Indenture, dated as of March 31, 1999, to the 9 7/8% Note Indenture (incorporated herein by reference to Exhibit 4.2 to the Kaiser March 1999 Form 10-Q)

4.28                Credit Agreement, dated as of February 15, 1994 (the "Kaiser Credit Agreement"), among Kaiser, KACC, certain financial institutions and BankAmerica Business Credit, Inc., as Agent (incorporated herein by reference to
                    Exhibit 4.4 to the Kaiser 1993 Form 10-K)

4.29                First Amendment, dated as of July 21, 1994, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1994; File No. 1-9447)

4.30                Second Amendment, dated as of March 10, 1995, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.6 to Kaiser's Annual Report on Form 10-K for the year ended December 31,
                    1994; File No. 1-9447)

4.31                Third Amendment, dated as of July 20, 1995, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1995; File No. 1-9447)

4.32                Fourth Amendment, dated as of October 17, 1995, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1995; File No. 1-9447)

4.33                Fifth Amendment, dated as of December 11, 1995, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.11 to Kaiser's Annual Report on Form 10-K for the year ended December 31,
                    1995; File No. 1-9447)

4.34                Sixth Amendment, dated as of October 1, 1996, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1996; File No. 1-9447)

4.35                Seventh Amendment, dated as of December 17, 1996, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.18 to KACC's Registration Statement on Form S-4 dated January 2,
                    1997; Registration No. 333-19143)

4.36                Eighth Amendment, dated as of February 24, 1997, to the Kaiser Credit Agreement (incorporated herein by reference to Kaiser's Annual Report on Form 10-K for the year ended December 31, 1996; File No. 1-9447)

4.37                Ninth Amendment, dated as of April 21, 1997, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.5 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997;
                    File No. 1-9447).

4.38                Tenth Amendment, dated as of June 25, 1997, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.6 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1997; File No. 1-9447)

4.39                Eleventh Amendment, dated as of October 20, 1997, to the Kaiser Credit Agreement (incorporated herein by reference to Exhibit 4.7 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1997; File No. 1-9447)

4.40                Twelfth Amendment to Kaiser Credit Agreement, dated as of January 13, 1998, (incorporated herein by reference to Exhibit 4.24 to Kaiser's Annual Report on Form 10-K for the year ended December 31,
                    1997; File No. 1-9447)

4.41                Thirteenth Amendment to Kaiser Credit Agreement, dated as of July 20, 1998 (incorporated by reference to Exhibit 4 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998;
                    File No. 1-9447).

4.42                Fourteenth Amendment to Kaiser Credit Agreement, dated as of December 11, 1998 (incorporated herein by reference to Exhibit 4.26 to Kaiser's Annual Report on Form 10-K for the year ended
                    December 31, 1998; File No. 1-9447; the "Kaiser 1998 Form 10-K").

4.43                Fifteenth Amendment to Kaiser Credit Agreement dated as of February 23, 1999 (incorporated herein by reference to Exhibit 4.27 to the Kaiser 1998 Form 10-K).

4.44                Sixteenth Amendment to Kaiser Credit Agreement dated as of March 25, 1999 (incorporated herein by reference to Exhibit 4.28 to the Kaiser 1998 Form 10-K).

4.45                Seventeenth Amendment to Kaiser Credit Agreement dated as of September 24, 1999 (incorporated herein by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1999; File No. 1-9447)

4.46                Eighteenth Amendment to Kaiser Credit Agreement dated as of February 11, 2000 (incorporated herein by reference to Exhibit 4.34 to Kaiser's Annual Report on Form 10-K for the year ended December 31,
                    1999; File No. 1-9447)

4.47                Amended and Restated Credit Agreement between The Pacific Lumber Company ("Pacific Lumber") and Bank of
                    America National Trust and Savings Association, dated as of December 18, 1998 (the "Pacific Lumber
                    Credit Agreement") (incorporated herein by reference to Exhibit 4.7 to MGHI's Annual Report on Form 10-K for
                    the year ended December 31, 1998; File No. 333-18723)

4.48                Amendment, dated as of January 31, 2000, to the Pacific Lumber Credit Agreement (incorporated by reference to Exhibit 4.11 to MGHI's Annual Report on Form 10-K for the year ended December 31,
                    1999; File No. 333-18723)

4.49                Credit Agreement, dated as of July 20, 1998, among Scotia LLC, the financial institutions party thereto and
                    Bank of America National Trust and Savings Association, as agent (the "Scotia LLC Credit Agreement")
                    (incorporated herein by reference to Exhibit 4.3 to the Company June 1998 Form 10-Q/A)

4.50                First Amendment, dated as of July 16, 1999, to the Scotia LLC Credit Agreement (incorporated herein by reference to Exhibit 4.2 to the Scotia LLC June 1999 Form 10-Q)

4.51                Amended and Restated Indenture, dated as of October 6, 1995, by and among Sam Houston Race Park,
                    Ltd. ("SHRP"), New SHRP Capital Corp., SHRP General Partner, Inc. and First Bank National
                    Association, Trustee (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form
                    10-Q of SHRP for the quarter ended June 30, 1995; File No. 33-67738)

                    Note: Pursuant to Regulation ss. 229.601, Item 601(b)(4)(iii) of Regulation S-K, upon request of the
                    Securities and Exchange Commission, the Company hereby agrees to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Company and its consolidated subsidiaries (and for any of its unconsolidated subsidiaries for which financial statements are required to be filed) wherein the total amount of securities authorized thereunder does not exceed 10 percent of the total consolidated assets of the
                    Company

4.52                Loan Agreement, effective as of October 30, 1998, by and among MCO Properties Inc., MCO
                    Properties L.P., Horizon Corporation, Horizon Properties Corporation, Westcliff Development
                    Corporation and Southwest Bank of Texas, N.A. (incorporated herein by reference to Exhibit 4.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

4.53                Amendment to Loan Agreement, dated as of  February 26, 1999, by and among MCO Properties Inc.,
                    MCO Properties L.P., Horizon Corporation, Horizon Properties Corporation, Westcliff Development
                    Corporation and Southwest Bank of Texas, N.A. (incorporated herein by reference to Exhibit 4.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

10.1                Tax Allocation Agreement, dated as of December 23, 1996, between the Company and MGHI
                    (incorporated herein by reference to Exhibit 10.1 to MGHI's Registration Statement on Form S-4;
                    Registration No. 333-18723)

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

10.4                Tax Allocation Agreement, dated as of August 4, 1993, between the Company and MAXXAM Group
                    Inc. ("MGI") (incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to the Form S-2
                    Registration Statement of MGI; Registration No. 33-56332)

10.5                Tax Allocation Agreement, dated as of May 21, 1988, among the Company, MGI, Pacific Lumber and the corporations signatory thereto (incorporated herein by reference to Exhibit 10.8 to Pacific Lumber's
                    Annual Report on Form 10-K for the year ended December 31, 1988; File No. 1-9204)

10.6                Tax Allocation Agreement, dated as of March 23, 1993, among Pacific Lumber, Scotia Pacific Holding
                    Company ("Scotia Pacific"), Salmon Creek Corporation ("Salmon Creek") and the Company (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Form S-1 Registration Statement of Scotia Pacific;
                    Registration No. 33-55538)

10.7                Tax Allocation Agreement, dated as of July 3, 1990, between the Company and Britt Lumber Co., Inc.
                    (incorporated herein by reference to Exhibit 10.4 to MGI's Annual Report on Form 10-K for the year ended December 31, 1993; File No. 1-8857)

10.8                Senior Subordinated Intercompany Note, dated as of February 15, 1994, executed by KACC in favor of Kaiser
                    (incorporated herein by reference to Exhibit 4.22 to the Kaiser 1993 Form 10-K)

10.9                Senior Subordinated Intercompany Note, dated as of March 17, 1994, executed by KACC in favor of
                    Kaiser (incorporated herein by reference to Exhibit 4.23 to the Kaiser 1993 Form 10-K)

10.10               Intercompany Note, dated as of December 21, 1989, executed by Kaiser in favor of KACC (the "Kaiser
                    Intercompany Note," incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on
                    Form 10-K for the year ended December 31, 1996; the "Company's 1996 Form 10-K")

10.11               Confirmation of Amendment to the Kaiser Intercompany Note, dated as of October 6, 1993 (incorporated herein by reference to Exhibit 10.11 to the Company's 1996 Form 10-K)

10.12               Third Amended and Restated Limited Partnership Agreement of SHRP, dated as of October 6, 1995
                    (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of SHRP for the
                    quarter ended June 30, 1995; File No. 33-67738)

10.13               New Master Purchase Agreement, dated as of July 20, 1998, between Scotia LLC and Pacific Lumber
                    (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of MGHI for the
                    quarter ended June 30, 1998; File No. 333-18723; the "MGHI June 1998 Form 10-Q")

10.14               New Services Agreement, dated as of July 20, 1998, between Pacific Lumber and Scotia LLC (incorporated herein by reference to Exhibit 10.2 to the MGHI June 1998 Form 10-Q)

10.15               New Additional Services Agreement, dated as of July 20, 1998, between Scotia LLC and Pacific Lumber
                    (incorporated herein by reference to Exhibit 10.3 to the MGHI June 1998 Form 10-Q)

10.16               New Reciprocal Rights Agreement, dated as of July 20, 1998, among Pacific Lumber, Scotia LLC and
                    Salmon Creek Corporation (incorporated herein by reference to Exhibit 10.4 to the MGHI June 1998
                    Form 10-Q)

10.17               New Environmental Indemnification Agreement, dated as of July 20, 1998, between Pacific Lumber and Scotia LLC
                    (incorporated herein by reference to Exhibit 10.5 to the MGHI June 1998 Form 10-Q)

10.18               Implementation Agreement with Regard to Habitat Conservation Plan for the Properties of Pacific Lumber,
                    Scotia LLC and Salmon Creek dated as of February 1999 by and among The United States Fish and Wildlife Service, the National Marine Fisheries Service, the California Department of Fish and Game ("CDF&G"), the California
                    Department of Forestry and Fire Protection (the "CDF") and Pacific Lumber, Salmon Creek and Scotia LLC
                    (incorporated herein by reference to Exhibit 99.3 to Scotia LLC's Form 8-K dated March 19, 1999; File No.
                    333-63825; the "Scotia LLC March 19, 1999 Form 8-K")

10.19               Agreement Relating to Enforcement of AB 1986 dated as of February 25, 1999 by and among The
                    California Resources Agency, CDF&G, The California Department of Forestry, The California Wildlife
                    Conservation Board (the "CWCB"), Pacific Lumber, Salmon Creek and Scotia LLC (incorporated herein by reference to Exhibit 99.4 to the Scotia LLC March 19, 1999 Form 8-K)

10.20               Habitat Conservation Plan dated February 1999 for the Properties of Pacific Lumber, Scotia Pacific
                    Holding Company and Salmon Creek (incorporated herein by reference to Exhibit 99.5 to the Scotia
                    LLC March 19, 1999 Form 8-K)

10.21               Agreement for Transfer of Grizzly Creek and Escrow Instructions and Option Agreement dated as of
                    February 26, 1999 by and between Pacific Lumber and the State of California acting by and through the
                    CWCB Board (incorporated herein by reference to Exhibit 99.6 of the Scotia LLC March 19, 1999 Form 8-K)

10.22               Agreement for Transfer of Owl Creek and Escrow Instructions and Option Agreement dated February
                    26, 1999 by and between the Company and the State of California acting by and through the CWCB
                    (incorporated herein by reference to Exhibit 99.7 of the Scotia LLC March 19, 1999 Form 8-K)

10.23               Letter dated February 25, 1999 from the CDF to Pacific Lumber (incorporated herein by reference to
                    Exhibit 99.8 to the Scotia LLC March 19, 1999 Form 8-K)

10.24               Letter dated March 1, 1999 from the CDF to Pacific Lumber (incorporated herein by reference to
                    Exhibit 99.9 to the Scotia LLC March 19, 1999 Form 8-K)

10.25               Letter dated March 1, 1999 from the U.S. Department of the Interior Fish and Wildlife Service and the
                    U.S. Department of Commerce National Oceanic and Atmospheric Administration to Pacific Lumber,
                    Salmon Creek and the Company (incorporated herein by reference to Exhibit 99.10 to the Scotia LLC
                    March 19, 1999 Form 8-K)

10.26               Escrow Agreement dated as of March 1, 1999 ("Escrow Agreement") among Pacific Lumber, Salmon
                    Creek and Citibank, N.A. (incorporated herein by reference to Exhibit 10.15 to Scotia LLC's Annual
                    Report on Form 10-K for the fiscal year ended December 31, 1998; File No. 333-63825; the "Scotia
                    LLC 1999 Form 10-K")

10.27               Amendment to Escrow Agreement dated as of March 26, 1999 (incorporated herein by reference to
                    Exhibit 10.16 to the Scotia LLC 1999 Form 10-K)

10.28               Second Amendment to Escrow Agreement dated October 6, 1999 among Pacific Lumber, Salmon Creek and Citibank, N.A. (incorporated herein by reference to Exhibit 10.1 to Scotia LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999; Registration No. 333-63825)

                                                Executive Compensation Plans and Arrangements

10.29               MAXXAM 1994 Omnibus Employee Incentive Plan (incorporated herein by reference to Exhibit 99 to the
                    Company's Proxy Statement dated April 29, 1994; the "Company 1994 Proxy Statement")

10.30               Form of Stock Option Agreement under the MAXXAM 1994 Omnibus Employee Incentive Plan
                    (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for
                    the year ended December 31, 1994)

10.31               MAXXAM 1994 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 99 to the Company 1994 Proxy Statement)

10.32               Amendment No. 1 to the MAXXAM 1994 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.22 to the Company 's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1997)

10.33               Form of Stock Option Agreement under the MAXXAM 1994 Non-Employee Director Plan
                    (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for
                    the year ended December 31, 1994)

10.34               Form of Deferred Fee Agreement under the MAXXAM 1994 Non-Employee Director Plan
                    (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for
                    the fiscal year ended December 31, 1996)

10.35               MAXXAM 1994 Executive Bonus Plan (incorporated herein by reference to Exhibit 99 to the Company
                    1994 Proxy Statement)

10.36               MAXXAM Revised Capital Accumulation Plan of 1988, as amended December 12, 1988 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995)

10.37               The Company's 1984 Phantom Share Plan, as amended (the "Company Phantom Share Plan")
                    (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for
                    the year ended December 31, 1990; the "Company 1990 Form 10-K")

10.38               Amendment, dated as of March 8, 1990, relating to the Company Phantom Share Plan (incorporated herein by reference to Exhibit 10.7 to the Company 1990 Form 10-K)

10.39               Form of Phantom Share Agreement relating to the Company Phantom Share Plan (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1988)

10.40               MAXXAM Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10(ii)
                    to MGI's Registration Statement on Form S-4 on Form S-2; Registration No. 33-42300)

10.41               Form of Company Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

10.42               Kaiser 1993 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to
                    KACC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993; File No. 1-3605)

10.43               Form of Stock Option Agreement under the Kaiser 1993 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1994)

10.44               KACC's Bonus Plan (incorporated herein by reference to Exhibit 10.25 to Amendment No. 6 to the
                    Registration Statement of KACC on Form S-1; Registration No. 33-30645)

10.45               Kaiser 1995 Employee Incentive Compensation Program (incorporated herein by reference to Exhibit
                    10.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995; File No. 1-
                    9447)

10.46               Kaiser 1995 Executive Incentive Compensation Program (incorporated herein by reference to Exhibit
                    99 to Kaiser's Proxy Statement dated April 26, 1995)

10.47               Kaiser 1997 Omnibus Stock Incentive Plan (incorporated by reference to Appendix A to the Proxy
                    Statement, dated April 29, 1997, filed by Kaiser; File No. 1-9447)

10.48               Form of Deferred Fee Agreement between Kaiser, KACC, and directors of Kaiser and KACC
                    (incorporated herein by reference to Exhibit 10 to Kaiser's Quarterly Report on Form 10-Q for the
                    quarter ended March 31, 1998; File No. 1-9447)

10.49               Employment Agreement between KACC and John T. La Duc made effective for the period from January 1, 1998 to December 31, 2002 (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q
                    of Kaiser for the quarter ended September 30, 1998; File No. 1-9447; the "Kaiser September 1998 Form
                    10-Q")

10.50               Time-Based Stock Option Grant pursuant to the Kaiser 1997 Omnibus Stock Incentive Plan to John T.
                    La Duc effective July 10, 1998 (incorporated herein by reference to Exhibit 10.6 to the Kaiser
                    September 1998 Form 10-Q)

10.51               Description of Kaiser Severance Protection and Change of Control Benefits Program (incorporated herein by reference to Exhibit 10.22 to Kaiser's Annual Report in Form 10-K for the fiscal year ended
                    December 31, 1998; File No. 1-9447)

*10.52              Executive Employment Agreement between the Company and J. Kent Friedman dated as of November
                    29, 1999

*10.53              Restricted Stock Agreement between the Company and Charles E. Hurwitz effective as of December
                    13, 1999

  *21               List of the Company's Subsidiaries

  *23               Consent of Arthur Andersen LLP

  *27               Financial Data Schedule

---------------------------

* Included with this filing
