Form 10-Q
period 2000-03-31
MAXXAM INC
filed 2000-05-02
CIK 63814

-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                           ---------------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                          Commission File Number 1-3924


                                   MAXXAM INC.
             (Exact name of Registrant as specified in its charter)


               DELAWARE                                       95-2078752
    (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organizat                        Identification Number)

        5847 SAN FELIPE, SUITE 2600
             HOUSTON, TEXAS                                     77057
(Address of Principal Executive Offics)                       (Zip Code)



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


    Number of shares of common stock outstanding at April 28, 2000: 6,913,751



-------------------------------------------------------------------------------


                                TABLE OF CONTENTS



PART I. - FINANCIAL INFORMATION

          Item 1.        Financial Statements:
                         Consolidated Balance Sheet at March 31, 2000 and
                             December 31, 1999
                         Consolidated Statement of Operations for the three
                             months ended March 31, 2000 and 1999
                         Consolidated Statement of Cash Flows for the three
                             months ended March 31, 2000 and 1999
                         Condensed Notes to Consolidated Financial Statements

          Item 2.        Management's Discussion and Analysis of Financial
                             Condition and Results of Operations

          Item 3.        Quantitative and Qualitative Disclosures About Market
                             Risk

PART II. - OTHER INFORMATION

          Item 1.        Legal Proceedings
          Item 6.        Exhibits and Reports on Form 8-K
          Signatures

APPENDIX A - GLOSSARY OF DEFINED TERMS


                          MAXXAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                          MARCH 31,   DECEMBER 31,
                                                                                             2000         1999
                                                                                        ------------- -------------
                                                                                         (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents........................................................... $      240.5  $      275.7
   Marketable securities...............................................................         66.8          58.3
   Receivables:
      Trade, net of allowance for doubtful accounts of $6.0............................        207.7         169.4
      Other............................................................................        103.7         116.0
   Inventories.........................................................................        563.9         590.7
   Prepaid expenses and other current assets...........................................        156.8         192.7
                                                                                        ------------- -------------
        Total current assets...........................................................      1,339.4       1,402.8
Property, plant and equipment, net of accumulated depreciation of $979.0 and
   $977.9, respectively................................................................      1,210.5       1,222.2
Timber and timberlands, net of accumulated depletion of $182.4 and $180.6,
   respectively........................................................................        253.1         254.1
Investments in and advances to unconsolidated affiliates...............................        108.2         112.6
Deferred income taxes..................................................................        547.6         549.1
Restricted cash and marketable securities..............................................        128.6         159.0
Long-term receivables and other assets.................................................        703.1         693.3
                                                                                        ------------- -------------
                                                                                        $    4,290.5  $    4,393.1
                                                                                        ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................................................... $      213.9  $      243.1
   Accrued interest....................................................................         39.8          72.4
   Accrued compensation and related benefits...........................................        126.3         124.8
   Other accrued liabilities...........................................................        206.8         194.7
   Payable to affiliates...............................................................         82.5          85.8
   Short-term borrowings and current maturities of long-term debt......................         67.8          46.0
                                                                                        ------------- -------------
        Total current liabilities......................................................        737.1         766.8
Long-term debt, less current maturities................................................      1,926.5       1,956.8
Accrued postretirement medical benefits................................................        685.6         688.9
Other noncurrent liabilities...........................................................        770.7         810.1
                                                                                        ------------- -------------
        Total liabilities..............................................................      4,119.9       4,222.6
                                                                                        ------------- -------------
Commitments and contingencies
Minority interests.....................................................................        147.7         142.7
Stockholders' equity:
   Preferred stock, $0.50 par value; 12,500,000 shares authorized; Class A $0.05 Non-
      Cumulative Participating Convertible Preferred Stock; 669,355 shares issued......          0.3           0.3
   Common stock, $0.50 par value; 28,000,000 shares authorized; 10,063,359 shares
      issued...........................................................................          5.0           5.0
   Additional capital..................................................................        225.3         225.3
   Accumulated deficit.................................................................        (97.2)       (102.1)
   Accumulated other comprehensive loss - additional minimum pension liability.........         (0.7)         (0.7)
   Treasury stock, at cost (shares held: preferred - 845; common: 3,149,608 and
        2,805,608, respectively).......................................................       (109.8)       (100.0)
                                                                                        ------------- -------------
        Total stockholders' equity.....................................................         22.9          27.8
                                                                                        ------------- -------------
                                                                                        $    4,290.5  $    4,393.1
                                                                                        ============= =============

The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENT OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          -----------------------
                                                                             2000        1999
                                                                          ----------  -----------
                                                                                (UNAUDITED)
Net sales:
   Aluminum operations..................................................  $   565.7   $    479.4
   Forest products operations...........................................       47.4         46.7
   Real estate..........................................................        6.2         10.6
   Racing operations....................................................        8.3          8.1
                                                                          ----------  -----------
                                                                              627.6        544.8
                                                                          ----------  -----------

Costs and expenses:
   Cost of sales and operations:
      Aluminum operations...............................................      480.7        459.9
      Forest products operations........................................       33.1         39.8
      Real estate operations............................................        4.0          6.7
      Racing operations.................................................        4.6          4.2
   Selling, general and administrative expenses.........................       42.2         39.4
   Depreciation, depletion and amortization.............................       24.5         30.0
                                                                          ----------  -----------
                                                                              589.1        580.0
                                                                          ----------  -----------

Operating income (loss).................................................       38.5        (35.2)

Other income (expense):
   Gain on sale of Headwaters Timberlands...............................          -        239.8
   Investment, interest and other income (expense), net.................       23.0          9.3
   Interest expense.....................................................      (49.6)       (49.4)
                                                                          ----------  -----------
Income before income taxes and minority interests.......................       11.9        164.5
Provision for income taxes..............................................       (4.5)       (67.4)
Minority interests......................................................       (3.9)        15.0
                                                                          ----------  -----------
Income before extraordinary item........................................        3.5        112.1
Extraordinary item:
   Gain on repurchase of debt, net of income tax provision of $1.0......        1.4            -
                                                                          ----------  -----------
Net income..............................................................  $     4.9   $    112.1
                                                                          ==========  ===========

Basic earnings per common share:
   Income before extraordinary item.....................................  $    0.48   $    16.02
   Extraordinary item...................................................       0.20            -
                                                                          ----------  -----------
   Net income...........................................................  $    0.68   $    16.02
                                                                          ==========  ===========

Diluted earnings per common and common equivalent share:
   Income before extraordinary item.....................................  $    0.44   $    14.35
   Extraordinary item...................................................       0.18            -
                                                                          ----------  -----------
   Net income...........................................................  $    0.62   $    14.35
                                                                          ==========  ===========

The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            -----------------------
                                                                                               2000        1999
                                                                                            ----------  -----------
                                                                                                  (UNAUDITED)
Cash flows from operating activities:
   Net income.............................................................................  $     4.9   $    112.1
   Adjustments to reconcile net income to net cash used for operating activities:
      Depreciation, depletion and amortization............................................       24.5         30.0
      Gain on sale of Headwaters Timberlands..............................................          -       (239.8)
      Extraordinary gain on repurchase of debt............................................       (1.4)           -
      Gains on other asset dispositions...................................................       (0.7)        (0.5)
      Net gains on marketable securities..................................................       (4.9)        (3.4)
      Net purchases of marketable securities..............................................       (3.6)       (11.7)
      Minority interests..................................................................        3.9        (15.0)
      Amortization of deferred financing costs and discounts on long-term debt............        1.8          2.5
      Equity in earnings of unconsolidated affiliates, net of dividends received..........        1.6         (4.9)
      Increase (decrease) in cash resulting from changes in:
        Receivables.......................................................................      (26.8)        11.1
        Inventories.......................................................................       26.7         27.9
        Prepaid expenses and other assets.................................................       30.7          1.3
        Accounts payable..................................................................      (29.3)       (24.0)
        Accrued interest..................................................................      (32.6)       (32.3)
        Accrued and deferred income taxes.................................................        1.8         67.0
        Payable to affiliates and other liabilities.......................................       15.1         23.4
        Long-term assets and long-term liabilities........................................      (54.7)       (32.1)
      Other...............................................................................        1.1         (1.8)
                                                                                            ----------  -----------
        Net cash used for operating activities............................................      (41.9)       (90.2)
                                                                                            ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from dispositions of property and investments.............................       15.5        300.5
   Capital expenditures...................................................................      (20.8)       (27.5)
   Restricted cash withdrawals used to acquire timberlands................................        0.3         10.3
   Other..................................................................................          -         (3.1)
                                                                                            ----------  -----------
        Net cash provided by (used for) investing activities..............................       (5.0)       280.2
                                                                                            ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving credit agreements.......................................       33.3            -
   Proceeds from issuance of long-term debt...............................................        0.1          0.2
   Redemptions, repurchases of and principal payments on long-term debt...................      (22.8)        (6.8)
   Restricted cash withdrawals (deposits), net............................................       11.5       (287.1)
   Repurchase of treasury stock...........................................................       (9.7)           -
   Other..................................................................................       (0.7)        (1.5)
                                                                                            ----------  -----------
        Net cash provided by (used for) financing activities..............................       11.7       (295.2)
                                                                                            ----------  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.................................................      (35.2)      (105.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................................      275.7        294.2
                                                                                            ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................................  $   240.5   $    189.0
                                                                                            ==========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest.............................................  $    80.5   $     79.2
   Income taxes paid......................................................................        1.7          0.5
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Repurchase of debt using restricted cash and marketable securities.....................  $    18.6   $        -

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

      The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2000, the consolidated results of operations for the three months ended March 31, 2000 and 1999 and the consolidated cash flows for the three months ended March 31, 2000 and 1999.

      There were no reconciling items between net income and comprehensive income in either of the three month periods ended March 31, 2000 and 1999.

      LABOR RELATED COSTS
      Kaiser is currently operating five of its United States facilities with salaried employees and other workers as a result of the September 30, 1998 strike by the USWA and the subsequent "lock-out" by Kaiser in January 1999. However, Kaiser has continued to accrue certain benefits (such as pension and other postretirement benefit costs/liabilities) for the USWA members during the strike and subsequent lock-out. For purposes of computing the benefit-related costs and liabilities to be reflected in the accompanying consolidated financial statements, Kaiser has based its accruals on the terms of the previously existing (expired) USWA contract. Any differences between the amounts accrued and the amounts ultimately agreed to during the collective bargaining process will be reflected in future results upon settlement or during the term of any new contract.

      ACCOUNTING PRONOUNCEMENTS
      SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 137 delayed the required implementation date of SFAS No. 133 to no later than January 1, 2001. Under SFAS No. 133, the Company will be required to "mark-to-market" its hedging positions at the end of each period in advance of the period of recognition for the transactions to which the hedges relate. Changes in the fair value of the Company's open hedging positions will be reflected as an increase or reduction in stockholders' equity through comprehensive income. The impact of the changes in fair value of the Company's hedging positions will be reversed from comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income upon the occurrence of the transactions to which the hedges relate. Currently, the dollar amount of the Company's comprehensive income adjustments is not significant. Accordingly, there is no significant difference between "traditional" net income and comprehensive income. However, differences between comprehensive income and traditional net income may become significant in future periods as SFAS No. 133 will result in fluctuations in comprehensive income and stockholders' equity in periods of price volatility, despite the fact that the Company's cash flow and earnings will be "fixed" to the extent hedged. The Company will likely implement SFAS No. 133 as of January 1, 2001.

2.    SEGMENT INFORMATION

      The following table presents unaudited financial information by reportable segment (in millions).


                                                FOREST         REAL          RACING                   CONSOLIDATED
                                 ALUMINUM      PRODUCTS       ESTATE       OPERATIONS     CORPORATE       TOTAL
                               ------------  ------------- -------------  ------------  ------------  -------------
Net sales to unaffiliated
      customers for the three
      months ended:
      March 31, 2000.........  $     565.7   $       47.4  $        6.2   $       8.3   $         -   $      627.6
      March 31, 1999.........        479.4           46.7          10.6           8.1             -          544.8

Operating income (loss) for
      the three months ended:
      March 31, 2000.........         38.4            5.8          (3.5)          1.4          (3.6)          38.5
      March 31, 1999.........        (31.5)          (1.4)         (2.1)          2.3          (2.5)         (35.2)

Depreciation, depletion and
      amortization for the
      three months ended:
      March 31, 2000.........         18.1            4.6           1.3           0.3           0.2           24.5
      March 31, 1999.........         22.9            4.9           1.9           0.2           0.1           30.0

Total assets as of:
      March 31, 2000.........      3,095.3          707.9         192.6          37.5         257.2        4,290.5
      December 31, 1999......      3,142.7          843.8         190.4          38.0         178.2        4,393.1


      Operating income (loss) in the column entitled "Corporate" represents corporate general and administrative expenses not directly attributable to the reportable segments. This column also serves to reconcile the total of the reportable segments' amounts to totals in the Company's consolidated financial statements. The reconciling amounts for total assets for March 31, 2000 and December 31, 1999 are primarily related to deferred tax assets.

3.    INCIDENT AT GRAMERCY FACILITY

      In July 1999, Kaiser's Gramercy, Louisiana, alumina refinery was extensively damaged by an explosion in the digestion area of the plant. Twenty-four employees were injured in the incident, several of them severely. As a result of the incident, alumina production at the facility was completely curtailed. Construction on the damaged part of the facility began during the first quarter of 2000. Initial production at the plant is expected to commence during the third quarter of 2000. Based on current estimates, full production is expected to be achieved during the first quarter of 2001. Kaiser has received the regulatory permit required to operate the plant once the facility is ready to resume production.

      The cause of the incident is under investigation by Kaiser and governmental agencies. In January 2000, MSHA issued 21 citations and in March 2000 proposed that Kaiser be assessed a penalty of $0.5 million in connection with its investigation of the incident. The citations allege, among other things, that certain aspects of the plant's operations were unsafe and that such mode of operation contributed to the explosion. Kaiser disagrees with the substance of the citations and has challenged them and the associated penalty. It is possible that other civil or criminal fines or penalties could be levied against Kaiser. However, as more fully explained below, based on what is known to date and discussions with Kaiser's advisors, Kaiser believes that the financial impact of this incident (in excess of insurance deductibles and self-retention provisions) will be largely offset by insurance coverage. Deductibles and self-retention provisions under the insurance coverage for the incident total $5.0 million, which amounts were charged to cost of sales and operations in the third quarter of 1999.

      Kaiser has significant amounts of insurance coverage related to the Gramercy incident. Kaiser's insurance coverage has five separate components: property damage, clean-up and site preparation, business interruption, liability and workers' compensation. The insurance coverage components are discussed below.

      Property Damage
      Kaiser's insurance policies provide that it will be reimbursed for the costs of repairing or rebuilding the damaged portion of the facility using new materials of like kind and quality with no deduction for depreciation. In 1999, based on discussions with the insurance carriers and their representatives and third party engineering reports, Kaiser recorded the minimum expected property damage reimbursement amount. The receivable attributable to the minimum expected property damage reimbursement of $100 million has been reflected in long-term receivables and other assets as such proceeds will be invested in property, plant and equipment. Such amount is expected to be received during 2000.

      Clean-up and Site Preparation
      The Gramercy facility has incurred incremental costs for clean up and other activities during 1999 and will continue to incur such costs during 2000. These clean-up and site preparation activities have been offset by accruals of approximately $18.3 million, of which $4.3 million was accrued in the first quarter of 2000, for estimated insurance recoveries.

      Business Interruption
      Kaiser's insurance policies provide for the reimbursement of specified continuing expenses incurred during the interruption period plus lost profits (or less expected losses) plus other expenses incurred as a result of the incident. Operations at the Gramercy facility and a sister facility in Jamaica, which supplies bauxite to Gramercy, will continue to incur operating expenses until production at the Gramercy facility is restored. Kaiser will also incur increased costs as a result of agreements to supply certain of Gramercy's major customers with alumina, despite the fact that Kaiser had declared force majeure with respect to the contracts shortly after the incident. Kaiser is purchasing alumina from third parties, in excess of the amounts of alumina available from other Kaiser-owned facilities, to supply these customers' needs as well as to meet intersegment requirements. The excess cost of such open market purchases is expected to be substantially offset by insurance recoveries. However, if delays in the rebuilding of the Gramercy facility were to occur and certain sublimits within Kaiser's insurance coverage were deemed to apply, Kaiser's operating results could be negatively affected. In consideration of the foregoing items, as of March 31, 2000, Kaiser had recorded expected business interruption insurance recoveries totaling $66.3 million, of which $25.3 million were recorded in first quarter of 2000, as a reduction of cost of sales and operations. These amounts substantially offset actual expenses incurred during the period. Such business interruption insurance amounts represent estimates of Kaiser's business interruption coverage based on discussions with the insurance carriers and their representatives and are therefore subject to change.

      Since production has been completely curtailed at the Gramercy facility, Kaiser has, for the time being, suspended depreciation of the facility. Depreciation expense for the first three months of 1999 was approximately $3.0 million. Depreciation expense will increase in future years once production is restored.

      Liability
      The incident has also resulted in more than 35 class action lawsuits being filed against Kaiser alleging, among other things, property damage and personal injury. In addition, a claim for alleged business interruption losses has been made by a neighboring business. The aggregate amount of damages sought in the lawsuits and other claims cannot be determined at this time; however, Kaiser does not believe the damages will exceed the amount of coverage under its liability policies.

      Workers' Compensation
      Claims relating to all of the injured employees are expected to be covered under Kaiser's workers' compensation or liability policies. However, the aggregate amount of workers' compensation claims cannot be determined at this time and it is possible that such claims could exceed Kaiser's coverage limitations. While it is presently impossible to determine the aggregate amount of claims that may be incurred, or whether they will exceed Kaiser's coverage limitations, Kaiser believes that any amount in excess of the coverage limitations will not have a material effect on its consolidated financial position or liquidity. However, it is possible that as additional facts become available, additional charges may be required and such charges could be material to the period in which they are recorded.

      Timing of Insurance Recoveries
      As of March 31, 2000, Kaiser had recorded estimated recoveries for clean-up, site preparation and business interruption costs incurred of approximately $84.6 million, of which $29.6 million was recorded in the first quarter of 2000. As of March 31, 2000, approximately $79.6 million of insurance recoveries had been received, of which $29.6 million was received in the first quarter of 2000. Kaiser continues to work with the insurance carriers to maximize the amount of recoveries and to minimize, to the extent possible, the period of time between when Kaiser expends funds and when it is reimbursed. However, Kaiser will likely have to fund an average of 30 - 60 days of property damage and business interruption activity, unless some other arrangement is agreed to with the insurance carriers, and such amounts will be significant. Kaiser believes it has sufficient financial resources to fund the construction and business interruption costs on an interim basis. However, no assurances can be given in this regard. If insurance recoveries were to be delayed or if there were to be other significant uses of the capacity existing under the KACC Credit Agreement, delays in the rebuilding at the Gramercy facility could occur and could have a material adverse impact on Kaiser's liquidity and operating results.

4.    Significant Acquisitions and Dispositions

      Kaiser's Acquisitions and Dispositions
      In February 2000, Kaiser completed the previously announced sale of its Micromill assets and technology to a third party for a nominal payment at closing and future payments based on subsequent performance and profitability of the Micromill technology. The sale did not have a material impact on Kaiser's first quarter 2000 operating results.

      During the quarter ended March 31, 2000, Kaiser, in the ordinary course of business, sold certain non-operating properties for total proceeds of approximately $12.0 million. The sale did not have a material impact on Kaiser's first quarter 2000 operating results.

      Headwaters Transactions
      On March 1, 1999, the United States and California acquired the Headwaters Timberlands, approximately 5,600 acres of timberlands containing a significant amount of virgin old growth timber, from Pacific Lumber and its wholly owned subsidiary, Salmon Creek. Salmon Creek received $299.9 million for its 4,900 acres, and for its 700 acres, Pacific Lumber received the 7,700 acre Elk River Timberlands, which Pacific Lumber contributed to Scotia LLC in June 1999. See
Note 9 below for a discussion of additional agreements entered into on March 1, 1999.

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

      Scotia LLC and Pacific Lumber also entered into agreements with California for the future sale of two timber properties known as the Owl Creek grove and the Grizzly Creek grove. Under these agreements, Scotia LLC would sell the Owl Creek grove to California, no later than June 30, 2001, for the lesser of the appraised fair market value or $79.7 million, and California must purchase from Pacific Lumber, no later than October 31, 2000, all or a portion of the Grizzly Creek grove for a purchase price determined based on fair market value, but not to exceed $20.0 million. California also has a five year option under these agreements to purchase additional property adjacent to the Grizzly Creek grove. The sale of the Owl Creek grove or Grizzly Creek grove will not be reflected in the Company's financial statements until each has been concluded.

5.    RESTRICTED CASH AND MARKETABLE SECURITIES

      Cash and marketable securities include the following amounts which are restricted (in millions):


                                                                                         MARCH 31,    DECEMBER 31,
                                                                                           2000           1999
                                                                                       ------------- --------------
                                                                                        (UNAUDITED)
Current assets:
   Cash and cash equivalents:
      Amounts held as security for short positions in marketable securities..........  $       65.7  $        44.8
      Other restricted cash and cash equivalents.....................................           7.7            9.3
                                                                                       ------------- --------------
                                                                                               73.4           54.1
                                                                                       ------------- --------------
Marketable securities, restricted:
   Amounts held in SAR Account.......................................................          16.0           15.9
                                                                                       ------------- --------------

Long-term restricted cash and marketable securities:
   Amounts held in SAR Account.......................................................         141.6          153.2
   Amounts held in Prefunding Account................................................           3.0            3.3
   Other amounts restricted under the Timber Notes Indenture.........................           0.4            0.4
   Other long-term restricted cash...................................................           2.2            2.1
   Less: Amounts attributable to Timber Notes held in SAR Account....................         (18.6)             -
                                                                                       ------------- --------------
                                                                                              128.6          159.0
                                                                                       ------------- --------------

Total restricted cash and marketable securities......................................  $      218.0  $        229.0
                                                                                       ============= ==============


6.    INVENTORIES

      Inventories consist of the following (in millions):


                                                                                        MARCH 31,     DECEMBER 31,
                                                                                          2000            1999
                                                                                     --------------  --------------
                                                                                      (UNAUDITED)
Aluminum operations:
   Finished fabricated aluminum products...........................................  $        98.0   $       118.5
   Primary aluminum and work in process............................................          184.3           189.4
   Bauxite and alumina.............................................................          117.5           124.1
   Operating supplies and repair and maintenance parts.............................          121.2           114.1
                                                                                     --------------  --------------
                                                                                             521.0           546.1
                                                                                     --------------  --------------
Forest products operations:
   Lumber..........................................................................           27.4            23.2
   Logs............................................................................           15.5            21.4
                                                                                     --------------  --------------
                                                                                              42.9            44.6
                                                                                     --------------  --------------
                                                                                     $       563.9   $       590.7
                                                                                     ==============  ==============

7.    LONG-TERM DEBT

      Long-term debt consists of the following (in millions):


                                                                                        MARCH 31,     DECEMBER 31,
                                                                                          2000            1999
                                                                                     --------------  --------------
                                                                                      (UNAUDITED)
12% MGHI Senior Secured Notes due August 1, 2003...................................  $       123.2   $       125.2
6.55% Scotia LLC Class A-1 Timber Collateralized Notes due July 20, 2028...........          139.6           152.6
7.11% Scotia LLC Class A-2 Timber Collateralized Notes due July 20, 2028...........          243.2           243.2
7.71% Scotia LLC Class A-3 Timber Collateralized Notes due July 20, 2028...........          463.3           463.3
10 7/8% KACC Senior Notes due October 15, 2006, including premium..................          225.6           225.6
9 7/8% KACC Senior Notes due February 15, 2002, net of discount....................          224.6           224.6
Alpart CARIFA Loans................................................................           56.0            60.0
12 3/4% KACC Senior Subordinated Notes due February 1, 2003........................          400.0           400.0
Other aluminum operations debt.....................................................           74.6            62.6
Other notes and contracts, primarily secured by receivables, buildings, real estate
   and equipment...................................................................           26.5            27.2
                                                                                     --------------  --------------
                                                                                           1,976.6         1,984.3
      Less: current maturities.....................................................          (28.6)          (27.5)
           Timber Notes held in SAR Account........................................          (21.5)              -
                                                                                     --------------  --------------
                                                                                     $     1,926.5   $     1,956.8
                                                                                     ==============  ==============

      The amount attributable to the Timber Notes held in the SAR Account of $18.6 million reflected in Note 5 above represents the amount paid to acquire $21.5 million of principal amount of Timber Notes. This repurchase resulted in an extraordinary gain of $1.4 million, net of tax.

8.    PER SHARE INFORMATION

      Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, including the weighted average impact of the shares of common stock issued and treasury stock acquired during the period from the date of issuance or repurchase. The weighted average common shares outstanding was 7,216,169 shares and 7,000,863 shares for the three months ended March 31, 2000 and 1999, respectively.

      Diluted earnings per share calculations also include the dilutive effect of the Class A Preferred Stock (which is convertible into Common Stock) as well as common and preferred stock options. The weighted average number of common and common equivalent shares was 7,891,031 shares and 7,817,077 shares for the three months ended March 31, 2000 and 1999, respectively.

9.    CONTINGENCIES

   ALUMINUM OPERATIONS

      Environmental Contingencies
      Kaiser is subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of such environmental laws, and to claims and litigation based upon such laws. Kaiser is subject to a number of claims under CERCLA and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

      Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At March 31, 2000, the balance of such accruals, which are primarily included in other noncurrent liabilities, was $48.2 million. These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology and Kaiser's assessment of the likely remediation actions to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 million to $9.0 million for the years 2000 through 2004 and an aggregate of approximately $22.0 million thereafter.

      As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. Kaiser believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $37.0 million. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, Kaiser is working to resolve certain of these matters. Kaiser believes that it has insurance coverage available to recover certain incurred and future environmental costs and is pursuing claims in this regard. No assurances can be given that Kaiser will be successful in its attempts to recover incurred or future costs from insurers or that the amount of recoveries received will ultimately be adequate to cover costs incurred. While uncertainties are inherent in the final outcome of these environmental matters, and it is impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      Asbestos Contingencies
      Kaiser is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with Kaiser or exposure to products containing asbestos produced or sold by Kaiser. The lawsuits generally relate to products Kaiser has not sold for at least 20 years. At March 31, 2000, the number of such claims pending was approximately 105,300 as compared with 100,000 at December 31, 1999. In 1999, approximately 29,300 of such claims were received and 15,700 were settled or dismissed. During the quarter ended March 31, 2000, approximately 6,400 of such claims were received and 1,100 of such claims were settled or dismissed. The foregoing claim and settlement figures as of and for the quarter ended March 31, 2000, do not reflect the fact that as of March 31, 2000, Kaiser had reached agreements under which it expects to settle approximately 62,000 of the pending asbestos-related claims over an extended period.

      Kaiser maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed over a 10 year period (i.e., through 2009). Kaiser's estimate is based on its view, at each balance sheet date, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs and Kaiser's actual costs could exceed its estimates due to changes in facts and circumstances after the date of each estimate. Further, while Kaiser does not believe there is a reasonable basis for estimating asbestos-related costs beyond 2009 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2009, Kaiser expects that such costs may continue beyond 2009, and that such costs could be substantial. As of March 31, 2000, an estimated asbestos-related cost accrual of $386.1 million, before consideration of insurance recoveries, has been reflected in the accompanying financial statements primarily in other noncurrent liabilities. Kaiser estimates that annual future cash payments for asbestos-related costs will range from approximately $80.0 million to $95.0 million in the years 2000 to 2002, approximately $35.0 million to $55.0 million for each of the years 2003 and 2004, and an aggregate of approximately $50.0 million thereafter.

      Kaiser believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although Kaiser has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements. Kaiser has reached preliminary agreements with certain insurance carriers under which it expects to collect a substantial portion of its 2000 asbestos-related payments. The timing and amount of future recoveries from these and other insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies. Kaiser believes that substantial recoveries from the insurance carriers are probable. Kaiser reached this conclusion after considering its prior insurance- related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller Ehrman White & McAuliffe LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. Accordingly, an estimated aggregate insurance recovery of $320.4 million, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in long-term receivables and other assets at March 31, 2000. However, no assurance can be given that Kaiser will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed Kaiser's aggregate insurance coverage.

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

      Labor Matters
      In connection with the USWA strike and subsequent lock-out by Kaiser, certain allegations of ULPs have been filed with the NLRB by the USWA. Kaiser responded to all such allegations and believes that they were without merit. In July 1999, the Oakland, California, regional office of the NLRB dismissed all material charges filed against Kaiser. In September 1999, the union filed an appeal of this ruling with the NLRB general counsel's office in Washington, D.C. In April 2000, Kaiser was notified by the general counsel of the NLRB of the dismissal of 22 of 24 allegations of ULPs previously brought against it by the USWA. The general counsel of the NLRB indicated that he would refer two allegations for trial before an administrative law judge. A trial date has not been set. Any outcome from the trial before the administrative law judge would be subject to an additional appeal either by the USWA or Kaiser. This process could take months or years. If these proceedings eventually resulted in a definitive ruling against Kaiser, it could be obligated to provide back pay to USWA members at the five plants and such amount could be significant. However, while uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

      FOREST PRODUCTS OPERATIONS

      Regulatory and environmental matters play a significant role in the Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP and Pacific Lumber's 2000 timber operator's license, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. As further described in Note 4 "Headwaters Transactions," on March 1, 1999, Pacific Lumber, including its subsidiaries and affiliates, and the Company consummated the Headwaters Agreement with the United States and California. In addition to the transfer of the Headwaters Timberlands described in Note 4, the SYP and the HCP were approved and the Permits were issued.

       The SYP complies with certain California Board of Forestry regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years (subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs will be prepared every decade that address the harvest level based upon reassessment of changes in the resource base and other factors. The HCP and the Permits allow incidental "take" of certain species located on the Company's timberlands which have been listed as endangered or threatened under the ESA and/or CESA so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years. The Company believes that the SYP and the HCP should in the long-term expedite the preparation and facilitate approval of its THPs, although the Company is experiencing difficulties in the THP approval process as it implements these agreements.

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

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On December 2, 1997, two lawsuits were filed against the Company, certain of its subsidiaries and others: the Wrigley lawsuit and the Rollins lawsuit. These actions allege, among other things, that the defendants' logging practices have damaged the plaintiffs' properties and property values by contributing to landslides (Rollins lawsuit) and the destruction of certain watersheds (Wrigley lawsuit). The Company believes that it has strong factual and legal defenses with respect to these matters; however, there can be no assurance that they will not have a material adverse effect on its financial position, results of operations or liquidity. On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed alleging various violations of the CESA and the CEQA, and challenging, among other things, the validity and legality of the Permits issued by California and the SYP. On March 31, 1999, the USWA lawsuit was filed also challenging the validity and legality of the SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the Company is working with the relevant government agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber. While the Company expects environmentally focused objections and lawsuits to continue, it believes that the HCP, the SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

      OTS CONTINGENCY AND RELATED MATTERS

      On December 26, 1995, the OTS initiated a formal administrative proceeding against the Company and others by filing the Notice. The Notice alleges, among other things, misconduct by the Respondents with respect to the failure of USAT, a wholly owned subsidiary of UFG. At the time of receivership, the Company owned approximately 13% of the voting stock of UFG. The Notice claims, among other things, that the Company was a savings and loan holding company, that with others it controlled USAT, and that, as a result of such status, it was obligated to maintain the net worth of USAT. The Notice makes numerous other allegations against the Company and the other Respondents, including that through USAT it was involved in prohibited transactions with Drexel Burnham Lambert Inc. The hearing on the merits of this matter commenced on September 22, 1997 and concluded on March 1, 1999. On February 10, 1999, the OTS and FDIC settled with all of the Respondents except Mr. Charles Hurwitz, Chairman and Chief Executive Officer of the Company, the Company and Federated for $1.0 million and limited cease and desist orders.

      Post hearing briefing concluded on January 31, 2000. In its post-hearing brief, the OTS claims, among other things, that the remaining Respondents, Mr. Hurwitz, the Company and Federated, are jointly and severally liable to pay either $821.3 million in restitution or reimbursement of $362.6 million for alleged unjust enrichment. The OTS also claims that each remaining Respondent should be required to pay $4.6 million in civil money penalties, and that Mr. Hurwitz should be prohibited from engaging in the banking industry. The Respondents' brief claims that none of them has any liability in this matter. A recommended decision by the administrative law judge is not expected any sooner than mid- 2000. A final agency decision would be issued by the OTS Director thereafter. Such decision would then be subject to appeal by any of the parties to the federal appellate court.

      On August 2, 1995, the FDIC filed the FDIC action. The original complaint was against Mr. Hurwitz and alleged damages in excess of $250.0 million based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. The original complaint further alleged, among other things, that Mr. Hurwitz was obligated to ensure that UFG, Federated and the Company maintained the net worth of USAT. In January 1997, the FDIC filed an amended complaint which seeks, conditioned on the OTS prevailing in its administrative proceeding, unspecified damages from Mr. Hurwitz relating to amounts the OTS does not collect from the Company and Federated with respect to their alleged obligations to maintain USAT's net worth.

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

10.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

      At March 31, 2000, the net unrealized loss on Kaiser's position in aluminum forward sales and option contracts (excluding the impact of those contracts discussed below which have been marked to market), energy forward purchase and option contracts, and forward foreign exchange contracts, was approximately $25.2 million (based on applicable quarter-end published market prices). As Kaiser's hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in these hedging activities will be offset by losses or gains, respectively, on the transactions being hedged.

      ALUMINA AND ALUMINUM
      Kaiser's earnings are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. Alumina prices as well as fabricated aluminum product prices (which vary considerably among products) are significantly influenced by changes in the price of primary aluminum but generally lag behind primary aluminum price changes by up to three months. Since 1993, the AMT Price has ranged from approximately $0.50 to $1.00 per pound.

      From time to time in the ordinary course of business, Kaiser enters into hedging transactions to provide price risk management in respect of the net exposure of earnings and cash flows resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by Kaiser to effectively fix the price that Kaiser will receive for its shipments. Kaiser also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for its anticipated sales and/or (iii) to permit it to realize possible upside price movements. As of March 31, 2000, Kaiser had entered into option contracts that established a price range for an additional 239,000, 317,000 and 91,000 tons of primary aluminum with respect to 2000, 2001 and 2002, respectively.

      Additionally, through March 31, 2000, Kaiser had also entered into a series of transactions with a counterparty that will provide it with a premium over the forward market prices at the date of the transaction for 2,000 tons of primary aluminum per month during the period from April 2000 through June 2001. Kaiser also contracted with the counterparty to receive certain fixed prices (also above the forward market prices at the date of the transaction) on 4,000 tons of primary aluminum per month over a three year period commencing October 2001 unless market prices during certain periods decline below a stipulated "floor" price, in which case, the fixed price sales portion of the transactions terminates. The price at which the October 2001 and later transactions terminate is well below current market prices. While Kaiser believes that the October 2001 and after transactions are consistent with its stated hedging objectives, these positions do not qualify for treatment as a "hedge" under current accounting guidelines. Accordingly, these positions will be "marked-to-market" each period. For the quarter ended March 31, 2000, Kaiser recorded mark-to-market gains of $14.4 million in investment, interest and other income (expense), net associated with the transactions described in this paragraph.

      As of March 31, 2000, Kaiser had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 2000 and 2001 at prices indexed to future prices of primary aluminum.

      ENERGY
      Kaiser is exposed to energy price risk from fluctuating prices for fuel oil and diesel oil consumed in the production process. Kaiser from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of March 31, 2000, Kaiser held a combination of fixed price purchase and option contracts for an average of 232,000 barrels per month of fuel oil for the remainder of 2000.

      FOREIGN CURRENCY
      Kaiser enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At March 31, 2000, Kaiser had net forward foreign exchange contracts totaling approximately $76.9 million for the purchase of 116.5 million Australian dollars from April 2000 through July 2001, in respect of its Australian dollar denominated commitments from April 2000 through July 2001. In addition, Kaiser has entered into option contracts that establish a price range for the purchase of 36.0 million Australian dollars for the period April 2000 through June 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following should be read in conjunction with the financial statements in Part I, Item 1 of this Report and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data" of the Form 10-K. Any capitalized terms used but not defined in this Item are defined in the "Glossary of Defined Terms" contained in Appendix A.

      This Quarterly Report on Form 10-Q contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section, in Item 3. "Quantitative and Qualitative Disclosures About Market Risk" and in Part II. Item 1. "Legal Proceedings." Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward- looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Form 10-Q and the Form 10-K identify other factors that could cause such differences between such forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RESULTS OF OPERATIONS

      The Company operates in four industries: aluminum, through its majority owned subsidiary, Kaiser, an integrated aluminum producer; forest products, through MGI and its wholly owned subsidiaries, principally Pacific Lumber and Britt; real estate investment and development, managed through MPC; and racing operations through SHRP, Ltd. MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company. All references to the "Company," "Kaiser," "MGHI," "MGI," "Pacific Lumber," "MPC" and "SHRP, Ltd." refer to the respective companies and their subsidiaries, unless otherwise indicated or the context indicates otherwise.

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

      Industry Overview

      Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on Kaiser's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical fluctuations (see Note 10 to the Consolidated Financial Statements for a discussion of Kaiser's hedging activities).

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

      During 1999, the AMT Price per pound of primary aluminum declined from the low $.60 range at the beginning of the year to a low of approximately $.57 per pound in February and then began a steady increase ending 1999 at $.79 per pound. During the first quarter of 2000, the AMT Price increased to a high of approximately $.84 in January and then began a decline ending the quarter at $.74 per pound. The AMT Price for primary aluminum for the week ended April 14, 2000, was approximately $.70 per pound.

      Summary

      The following table presents selected operational and financial information with respect to the Company's aluminium operations for the three months ended March 31, 2000 and 1999.

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        -------------------------------
                                                                                          2000                1999
                                                                                        -------------     -------------
                                                                                         (IN MILLIONS OF DOLLARS,
                                                                                        EXCEPT SHIPMENTS AND PRICES)
Shipments:(1)
   Alumina:
      Third party......................................................................        437.5 (2)        487.0
      Intersegment.....................................................................        277.6 (2)        150.3
                                                                                        -------------     -------------
        Total alumina..................................................................        715.1            637.3
                                                                                        -------------     -------------
   Primary aluminum:
      Third party......................................................................         79.4             62.9
      Intersegment.....................................................................         47.9             39.5
                                                                                        -------------     -------------
        Total primary aluminum.........................................................        127.3            102.4
                                                                                        -------------     -------------
   Flat-rolled products................................................................         51.8             52.5
                                                                                        -------------     -------------
   Engineered products.................................................................         47.3             41.4
                                                                                        -------------     -------------
Average realized third party sales price: (3)
   Alumina (per ton)................................................................... $        203      $       172
   Primary aluminum (per pound)........................................................         0.72             0.64
Net sales:
   Bauxite and alumina:
      Third party (includes net sales of bauxite)...................................... $      100.8 (2)  $      89.7
      Intersegment.....................................................................         56.8 (2)         23.0
                                                                                        -------------     -------------
        Total bauxite and alumina......................................................        157.6            112.7
                                                                                        -------------     -------------
   Primary aluminum:
      Third party......................................................................        127.1             89.1
      Intersegment.....................................................................         82.1             49.1
                                                                                        -------------     -------------
        Total primary aluminum.........................................................        209.2            138.2
                                                                                        -------------     -------------
   Flat-rolled products................................................................        153.7            148.3
   Engineered products.................................................................        159.5            133.5
   Minority interests..................................................................         24.6             18.8
   Eliminations........................................................................       (138.9)           (72.1)
                                                                                        -------------     -------------
        Total net sales................................................................ $      565.7      $     479.4
                                                                                        =============     =============
Operating income (loss)(4)............................................................. $       38.4      $     (31.5)
                                                                                        =============     =============
Income (loss) before income taxes and minority interests............................... $       20.1      $     (57.9)
                                                                                        =============     =============
Capital expenditures and investments in unconsolidated affiliates...................... $       16.7      $      16.5
                                                                                        =============     =============

-----------------------------------------
(1) Shipments are expressed in thousands of metric tons. A metric ton is equivalent to 2,204.6 pounds.
(2) Net sales for the three months ended March 31, 2000, included approximately 77,000 tons of alumina purchased from third parties and resold to certain unaffiliated customers and 39,000 tons of alumina purchased from third parties and transferred to Kaiser's primary aluminum business unit.
(3) Average realized prices for the Kaiser's flat-rolled products and engineered products segments are not presented as such prices are subject to fluctuations due to changes in product mix. Average realized third party sales prices for alumina and primary aluminum include the impact of hedging activities.
(4) Operating income for the three months ended March 31, 2000, included estimated business interruption insurance recoveries totaling $25.3 million and approximately $2.0 million of non-recurring expenses related to corporate staff cost reduction and efficiency initiatives. Additionally, depreciation was suspended for the Gramercy facility for the last six months of 1999 and the first three months of 2000 as a result of the July 5, 1999, incident. Depreciation expense for the Gramercy facility for the three months ended March 31, 1999, was approximately $3.0 million. The operating loss for the three months ended March 31, 1999, included potline restart costs of $7.1 million. Kaiser's Micromill assets and technology were sold to a third party in February 2000.


    Recent Events and Developments

    Incident at Gramercy

      In July 1999, Kaiser's Gramercy, Louisiana, alumina refinery was extensively damaged by an explosion in the digestion area of the plant. See Note 3 to the Consolidated Financial Statements for further information regarding the incident at the Gramercy facility.

      Construction on the damaged part of the facility began during the first quarter of 2000. Initial production at the plant is expected to commence during the third quarter of 2000. Based on current estimates, full production is expected to be achieved during the first quarter of 2001. Kaiser has received the regulatory permit required to operate the plant once the facility is ready to resume production.

      In March 2000, MSHA proposed that Kaiser be assessed a penalty of $0.5 million in connection with the citations issued from its investigation of the incident. Kaiser disagrees with the substance of the MSHA citations and has challenged them and the associated penalty. However, it is possible that other civil or criminal fines or penalties could be levied against Kaiser.

      During the three months ended March 31, 2000, estimated insurance recoveries for clean-up and site preparation costs of $4.3 million and business interruption costs of $25.3 million were accrued. During the three months ended March 31, 2000, insurance recoveries totaling $29.6 million were received. At March 31, 2000, Kaiser had recorded estimated recoveries for clean-up, site preparation and business interruption costs incurred of approximately $84.6 million, of which $79.6 million of insurance recoveries had been received.

      Labor Matters
      Substantially all of Kaiser's hourly workforce at its Gramercy, Louisiana, alumina refinery, Mead and Tacoma, Washington, aluminum smelters, Trentwood, Washington, rolling mill, and Newark, Ohio, extrusion facility were covered by a master labor agreement with the USWA which expired on September 30, 1998. The parties did not reach an agreement prior to the expiration of the master agreement and the USWA chose to strike. In January 1999, Kaiser declined an offer by the USWA to have the striking workers return to work at the five plants without a new agreement. Kaiser imposed a lock-out to support its bargaining position and continues to operate the plants with salaried employees and other workers as it has since the strike began.

      Kaiser and the USWA continue to communicate; however, no formal schedule for bargaining sessions has been developed at this time. The objective of Kaiser has been, and continues to be, to negotiate a fair labor contract that is consistent with its business strategy and the commercial realities of the marketplace.

      In connection with the USWA strike and subsequent lock-out by Kaiser, certain allegations of ULPs have been filed with the NLRB by the USWA. Kaiser responded to all such allegations and believes that they were without merit. In July 1999, the Oakland, California, regional office of the NLRB dismissed all material charges filed against Kaiser. In September 1999, the union filed an appeal of this ruling with the NLRB general counsel's office in Washington, D.C. In April 2000, Kaiser was notified by the general counsel of the NLRB of the dismissal of 22 of 24 allegations of ULPs previously brought against it by the USWA. The general counsel of the NLRB indicated that he would refer two allegations for trial before an administrative law judge. A trial date has not been set. Any outcome from the trial before the administrative law judge would be subject to an additional appeal either by the USWA or Kaiser. This process could take months or years. If these proceedings eventually resulted in a definitive ruling against Kaiser, it could be obligated to provide back pay to USWA members at the five plants and such amount could be significant. However, while uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

      Strategic Initiatives
      Kaiser has devoted significant efforts analyzing its existing asset portfolio with the intent of focusing its efforts and capital in sectors of the industry that are considered most attractive and in which Kaiser believes it is well positioned to capture value. This process has continued in 2000. In the first quarter of 2000, Kaiser, in the ordinary course of business, sold certain non-operating properties and completed the sale of its Micromill assets and technology.

      Another area of emphasis has been a continuing focus on managing Kaiser's legacy liabilities. Kaiser believes that it has insurance coverage available to recover certain incurred and future environmental costs and a substantial portion of its asbestos-related costs and is actively pursuing claims in this regard. The timing and amount of future recoveries of asbestos-related claims from insurance carriers remain a major priority of Kaiser, but will depend on the pace of claims review and processing by such carriers and the resolution of any disputes regarding coverage under the insurance policies. However, during 1999, Kaiser reached preliminary agreements under which it expects to collect a substantial portion of its expected 2000 asbestos-related payments from certain insurance carriers.

      Flat-Rolled Products
      In December 1999, Kaiser announced that its flat-rolled products business unit expects to accelerate its product mix shift toward higher value added product lines such as heat-treat, beverage can lid and tab stock, automotive and other niche businesses, and away from beverage can body stock. The initial steps of this process should be completed during the second quarter of 2000, at which point Kaiser will assess related issues such as employment levels at the Trentwood facility. Although the shift in product mix is expected to have a favorable impact on Kaiser's results and financial position over the long term, it is possible that such a product mix shift may result in certain non-recurring charges that would have an adverse impact on Kaiser's near term results.

      Net Sales
      Bauxite and alumina. Third party net sales of alumina increased 12% for the quarter ended March 31, 2000, as compared to the same period in 1999 as an 18% increase in third party average realized prices was partially offset by a 10% decrease in third party shipments. The increase in the average realized prices was due to an increase in market prices related to Kaiser's primary aluminum-linked customers sales contracts. Such increase was partially offset by allocated net losses from Kaiser's hedging activities. The decrease in quarter-over-quarter shipments resulted primarily from differences in the timing of shipments and, to a lesser extent, the net effect of the Gramercy incident, after considering the 77,000 tons of alumina purchased by Kaiser in 2000 from third parties to fulfill third party sales contracts.

      Intersegment net sales of alumina were up 147% for the quarter ended March 31, 2000, as compared to the same period in 1999. The increase was due to a 34% increase in the intersegment average realized price and an 85% increase in intersegment shipments. The increase in shipments was due to the favorable impact of operating three more potlines at Valco and two and one-half more potlines at Kaiser's Washington smelters in 2000 than in 1999. Intersegment net sales included approximately 39,000 tons of alumina purchased from third-parties and transferred to the primary aluminum business unit.

      Primary aluminum. First quarter 2000 third party net sales of primary aluminum were up 43% as compared to the same period in 1999 as a result of a 13% increase in third party averaged realized prices and a 26% increase in third party shipments. The increase in the average realized prices was partially offset by allocated net losses from Kaiser's hedging activities. The increase in shipments was primarily due to the favorable impact of the increased operating rate at Valco and at Kaiser's Washington smelters as discussed above. Intersegment net sales were up approximately 67% between the first quarter of 2000 and first quarter 1999. Intersegment shipments were up 21% from the prior year, primarily reflecting increased demand from the fabricated products segments, and average realized prices increased 39% reflecting higher market prices for primary aluminum.

      Flat-rolled products. Net sales of flat-rolled products increased by 4% during first quarter 2000 as compared to 1999 primarily as a result of a 5% increase in average realized prices. Third party shipments were essentially flat. The increase in average realized prices primarily reflects the pass through to customers of increased market prices for primary aluminum.

      Engineered products. Net sales of engineered products increased approximately 19% year over year, reflecting a 14% increase in product shipments and 5% increase in average realized prices. The increase in shipments was due to a strong increase in the demand in the distribution and ground transportation markets. The change in average realized prices primarily reflects the pass through to customers of increased market prices for primary aluminum.

   Operating Income

      Bauxite and alumina. Operating income increased between years primarily due to the increase in the average realized prices and net shipments discussed above.

      Primary aluminum. Operating income in the first quarter 2000 was up from the first quarter 1999. The primary reasons for the increase were the improvements in shipments and average realized prices discussed above. However, first quarter 1999 results included costs of approximately $7.1 million associated with preparing and restarting potlines at Valco and the Washington smelters.

      Flat-rolled products. Operating income decreased in the first quarter 2000 compared to the same period in 1999. While average realized prices increased year over year, first quarter 2000 results reflect a reduced margin spread contribution from heat treat aerospace products. While heat treat product shipments in 2000 improved over late 1999 levels, they did not reach the robust levels experienced in 1998 and early 1999.

      Engineered products. Operating income increased substantially in the first quarter of 2000 as compared to the first quarter of 1999. The year over year increase primarily reflects the impact of the strong demand in the distribution and ground transportation markets on shipments and margins. Operating income for the three months ended March 31, 1999, included equity in earnings of $2.5 million from AKW, which was sold in April 1999.

      Eliminations. Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

   FOREST PRODUCTS OPERATIONS

      The Company's forest products operations are conducted by MGI, through Pacific Lumber and Britt. MGI's business is somewhat seasonal, and its net sales have been historically higher in the months of April through November than in the months of December through March. Management expects that MGI's revenues and cash flows will continue to be markedly seasonal. Accordingly, MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year.

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

      The following table presents selected operational and financial information for the three months ended March 31, 2000 and 1999 for the Company's forest products operations.


                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        ---------------------------
                                                                                            2000          1999
                                                                                        ------------- -------------
                                                                                         (IN MILLIONS OF DOLLARS,
                                                                                        EXCEPT SHIPMENTS AND PRICES)
Shipments:
   Lumber: (1)
      Redwood upper grades.............................................................          3.5           7.8
      Redwood common grades............................................................         35.4          38.7
      Douglas-fir upper grades.........................................................          2.5           2.0
      Douglas-fir common grades........................................................         19.1          15.3
      Other............................................................................          3.0           2.5
                                                                                        ------------- -------------
   Total lumber........................................................................         63.5          66.3
                                                                                        ============= =============
   Wood chips (2)......................................................................         39.0          45.4
                                                                                        ============= =============

Average sales price:
   Lumber: (3)
      Redwood upper grades............................................................. $      1,615  $      1,418
      Redwood common grades............................................................          739           560
      Douglas-fir upper grades.........................................................        1,300         1,272
      Douglas-fir common grades........................................................          424           377
   Wood chips (4)......................................................................           62            80

Net sales:
   Lumber, net of discount............................................................. $       43.7  $       41.6
   Wood chips..........................................................................          2.4           3.6
   Cogeneration power..................................................................          0.6           0.6
   Other...............................................................................          0.7           0.9
                                                                                        ------------- -------------
      Total net sales.................................................................. $       47.4  $       46.7
                                                                                        ============= =============
Operating income (loss)................................................................ $        5.8  $       (1.4)
                                                                                        ============= =============
Operating cash flow (5)................................................................ $       10.4  $        3.5
                                                                                        ============= =============
Income (loss) before income taxes and minority interests (6)........................... $       (4.9) $      226.2
                                                                                        ============= =============
Capital expenditures................................................................... $        1.9  $       12.4
                                                                                        ============= =============

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


      Net Sales
      Net sales for the 2000 first quarter increased from the 1999 first quarter due primarily to higher prices for both redwood and Douglas-fir lumber and due to higher shipments of Douglas-fir lumber. This improvement was offset somewhat by lower shipments of upper and common grade redwood lumber. The decrease in shipments of redwood lumber is largely due to continuing reductions in the volume of logs available for the production of lumber products.
 The diminished supply of approved THPs continues to affect log supply. See "--Trends" for further discussion of the factors affecting the supply of approved THPs.

      Operating Income (Loss)
      The forest products segment had operating income for the quarter ended March 31, 2000 as compared to an operating loss for the comparable 1999 quarter, primarily due to lower cost of sales and operations, as well as an increase in net sales discussed above. Costs of sales and operations were lower due to increased efficiencies at the sawmills and a reduction in logging costs.

      Income (Loss) Before Income Taxes and Minority Interests
      Income before income taxes for the first quarter of 2000 decreased from the comparable prior year period, principally due to the gain on the sale of the Headwaters Timberlands of $239.8 million ($142.1 million net of deferred taxes or $18.17 per share) in March 1999.

   REAL ESTATE OPERATIONS

      Industry Overview
      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Puerto Rico, Arizona and California.

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   --------------------
                                                                     2000       1999
                                                                   ---------  ---------
                                                                   (IN MILLIONS OF DOLLARS)
Net sales......................................................... $    6.2   $   10.6
Operating loss....................................................     (3.5)      (2.1)
Loss before income taxes and minority interests...................     (0.6)      (0.5)
Capital expenditures, net of tax credit...........................      1.0       (1.5)


      Net Sales
      Net sales decreased in the first quarter 2000 from the first quarter 1999 primarily due to lower sales of lots and other real estate at the Company's Palmas del Mar, Fountain Hills and Mirada development projects.

      Operating Loss
      The real estate segment operating loss for the first quarter 2000 increased from the operating loss for first quarter of 1999 primarily due to lower net sales discussed above.

      Loss Before Income Taxes and  Minority Interests
      The loss before income taxes and minority interests for the first quarter of 2000 increased compared to the first quarter 1999 primarily due to the operating loss discussed above offset in part by higher equity in earnings from real estate joint ventures in Arizona.

   RACING OPERATIONS

      Industry Overview
      The Company, through its subsidiaries, has a 98.9% ownership interest in SHRP, Ltd., a Texas limited partnership, which owns and operates the Sam Houston Race Park, a Class 1 horse racing facility in Houston, Texas, and Valley Race Park, a greyhound racing facility located in Harlingen, Texas, which began operations in mid-March of 2000. Results of operations between periods are generally not comparable due to the timing, varying lengths and types of racing meets held. Historically, the Sam Houston Race Park has derived a significant amount of its annual net pari- mutuel commissions from live racing and simulcasting. Net pari-mutuel commissions have typically been highest during the first and fourth quarters of the year, the time during which live thoroughbred racing has historically been conducted.


                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  ----------------------
                                                                    2000       1999
                                                                  ---------  -----------
                                                                  (IN MILLIONS OF DOLLARS)
   Net sales....................................................  $    8.3   $    8.1
   Operating income.............................................       1.4        2.3
   Income before income taxes and minority interests............       1.3        2.0
   Capital expenditures.........................................       3.2        0.1

      Net Sales
      Net sales for the racing segment in the first quarter 2000 were slightly higher compared to the first quarter 1999 due to the opening of Valley Race Park.

      Operating Income
      Operating income for the racing segment decreased for the quarter ended March 31, 2000 from the same period in 1999 due to higher costs and expenses relative to increases in marketing-related expenses and start-up expenses at Valley Race Park.

      Income Before Income Taxes and Minority Interests
      Racing operations income before income taxes and minority interests decreased for the first quarter 2000 as compared to income before income taxes and minority interests for the first quarter 1999 primarily due to the decrease in operating income discussed above.

   OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -----------------------
                                                                     2000        1999
                                                                  ----------  -----------
                                                                  (IN MILLIONS OF DOLLARS)
Operating loss..................................................  $    (3.6)  $     (2.5)
Loss before income taxes and minority interests.................       (4.0)        (5.3)

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

      The Company conducts its operations primarily through its subsidiaries. Creditors of subsidiaries of the Company as well as KACC's preferred stockholders have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the Company. As of March 31, 2000, the indebtedness of the Company's subsidiaries and the minority interests attributable to KACC's preferred stockholders reflected on the Consolidated Balance Sheet were $1,978.3 million and $17.8 million, respectively. Certain of the Company's subsidiaries, principally Kaiser and MGHI (and in turn MGHI's subsidiaries), are restricted by their various debt instruments as to the amount of funds that can be paid in the form of dividends or loaned to the Company. As of March 31, 2000, the Company's other subsidiaries (principally real estate) had an aggregate of nonrestricted cash and unused borrowing availability of approximately $26.8 million which could have been paid to the Company. On April 26, 2000, the Company received $11.2 million from its real estate subsidiaries.

       During the three months ended March 31, 2000, MGHI received an aggregate of $108.4 million in dividends from MGI, $90.0 million of which was made available using proceeds from the sale of the Headwaters Timberlands. MGHI in turn paid a $45.0 million dividend to the Company.

      On March 23, 2000, MGHI repurchased $2.0 million of the MGHI Notes, reducing the outstanding balance to $123.2 million at March 31, 2000. On April 12, 2000, an additional $2.5 million of MGHI Notes were repurchased by MGHI.

      During the three months ended March 31, 2000, the Company purchased 344,000 shares of its common stock for $9.7 million.

      Kaiser has an effective shelf registration statement covering the offering of up to 10 million shares of Kaiser common stock owned by the Company.

      As of March 31, 2000, the Company (excluding its subsidiaries) had cash and marketable securities of approximately $73.2 million, and MGHI (excluding its subsidiaries) had cash and marketable securities of $58.9 million.

      The Company believes that its existing resources, together with the cash available from subsidiaries and financing sources, will be sufficient to fund its working capital requirements for the next year. With respect to its long-term liquidity, the Company believes that its existing cash and cash resources, together with the cash proceeds from the sale of assets and distributions from its subsidiaries should be sufficient to meet its working capital requirements. However, there can be no assurance that the Company's cash resources, together with the cash proceeds from the sale of assets, distributions from its subsidiaries and other sources of financing, will be sufficient for such purposes. Any adverse outcome of the litigation or the regulatory and environmental matters described in Note 9 to the Consolidated Financial Statements could materially adversely affect the Company's consolidated financial position, results of operations or liquidity.

   ALUMINUM OPERATIONS

      At March 31, 2000, Kaiser had working capital of $325.7 million, compared with working capital of $336.0 million at December 31, 1999. The decrease in working capital primarily resulted from decreases in inventories, prepaid expenses and other current assets, offset by a decrease in accounts payable and accrued interest and an increase in receivables. The decrease in prepaid expenses and other current assets resulted primarily from receipts of margin advances (deposits) resulting from reduced margin requirements due to lower end of period primary aluminum market prices. The decrease in accounts payable was primarily due to the timing of payments for third party alumina purchases related to the Gramercy incident. The decrease in accrued interest was primarily due to the timing of semi-annual interest payments on Kaiser's public debt. Changes in receivables and inventories reflect the factors described in "Results of Operations--Aluminum Operations."

      Capital expenditures during the quarter ended March 31, 2000, were $16.7 million, including $6.5 million for the rebuilding of the Gramercy facility. The remainder of the first quarter 2000 capital expenditures were used to improve production efficiency and reduce operating costs. Total consolidated capital expenditures, excluding the expenditures for the rebuilding of the Gramercy facility which will be partially funded with insurance proceeds (see Note 3 of Notes to the Consolidated Financial Statements), are expected to be between $80.0 million and $115.0 million per annum in each of 2000 through 2002 (of which approximately 10% is expected to be funded by Kaiser's minority partners in certain foreign joint ventures). See below for a discussion of Gramercy related capital spending. Kaiser's management continues to evaluate numerous projects all of which would require substantial capital, both in the United States and overseas. The level of capital expenditures may be adjusted from time to time depending on Kaiser's price outlook for primary aluminum and other products, its ability to assure future cash flows through hedging or other means, Kaiser's financial position and other factors.

      Kaiser is highly leveraged and has significant debt service requirements. At March 31, 2000, Kaiser had long-term debt of $980.7 million, compared with $972.8 million at December 31, 1999.

      At March 31, 2000, $20.5 million of borrowings were outstanding under the KACC Credit Agreement. Kaiser had $235.1 million, (of which $55.6 million could have been used for letters of credit) of unused availability remaining under the KACC Credit Agreement at March 31, 2000.

      In addition to the shelf registration covering 10.0 million shares of Kaiser's common stock owned by the Company discussed above (the proceeds of which sale would be paid to the Company rather than Kaiser), Kaiser has an effective shelf registration statement covering the offering from time to time of up to $150.0 million of equity securities.

      Kaiser's near-term liquidity will be, as more fully discussed below, affected by three significant items: the Gramercy incident, aluminum hedging margin requirements and the amount of net payments for asbestos liabilities.

      As of March 31, 2000, Kaiser had recorded estimated recoveries for clean-up, site preparation and business interruption costs incurred relating to the Gramercy incident of approximately $84.6 million, of which $29.6 million was recorded in the first quarter of 2000. As of March 31, 2000, $79.6 million of insurance recoveries related to these costs had been received, of which $29.6 million was received in the first quarter of 2000. During 2000, capital spending related to rebuilding the Gramercy facility is expected to be approximately $200.0 million of which a minimum of $100.0 million of such expenditures is expected to be funded by proceeds from Kaiser's insurance contracts. The remainder of the Gramercy-related capital expenditures will be funded by Kaiser using existing cash resources, funds from operations and/or borrowings under the KACC Credit Agreement. The amount of capital expenditures to be funded by Kaiser will depend on, among other things, the ultimate cost and timing of the rebuild and negotiations with the insurance carriers. In addition, Kaiser will incur continuing expenses and experience lost profits in 2000 and 2001 as a result of the Gramercy incident which amounts (based on current primary aluminum prices and available facts and circumstances) are expected to total another $100.0 million, which amount is expected to be largely offset by insurance recoveries.

      Kaiser continues to work with the insurance carriers to maximize the amount of recoveries and to minimize, to the extent possible, the period of time between when Kaiser expends funds and when it is reimbursed. Kaiser will likely have to fund an average of 30 - 60 days of property damage and business interruption activity, unless some other arrangement is agreed with the insurance carriers, and such amounts will be significant. Kaiser believes it has sufficient financial resources to fund the construction and business interruption costs on an interim basis. However, no assurances can be given in this regard. If insurance recoveries were to be delayed or if there were other significant uses of the KACC Credit Agreement capacity, delays in the rebuilding of the Gramercy refinery could occur and could have a material adverse impact on Kaiser's liquidity and operating results.

      Hedging activities could also have an adverse impact on Kaiser's near-term liquidity. At March 31, 2000, Kaiser had made margin advances of approximately $10.0 million and had posted letters of credit totaling $20.0 million in lieu of making margin advances. These amounts compare to December 31, 1999, outstanding margin advances of $38.0 million and outstanding letters of credit of $40.0 million. This significant improvement resulted from a downward shift in the forward market prices for primary aluminum during the first quarter of 2000. Even though Kaiser's exposure to paying additional margin advances has improved, increases in primary aluminum prices subsequent to March 31, 2000, could result in Kaiser having to make additional margin advances or post additional letters of credit and such amounts could be significant. Kaiser's exposure to margin advances is expected to continue to improve throughout 2000 as its year 2000 positions, which have a lower average maximum contract price than Kaiser's 2001 positions, expire. However, Kaiser continues to consider various financing and hedging strategies to limit its exposure to further margin advances in the event of aluminum price increases. However, no assurance can be given that Kaiser will be successful in this regard.

      Kaiser's estimated annual cash payments, prior to insurance recoveries, for asbestos-related costs will be approximately $80.0 million to $95.0 million for each of the years 2000 through 2002. Kaiser believes that it will recover a substantial portion of these payments from insurance. Preliminary agreements have been reached with certain insurance carriers under which it expects to collect a substantial portion of its 2000 asbestos-related payments. However, delays in receiving these or future insurance repayments would have an adverse impact on Kaiser's liquidity.

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

   FOREST PRODUCTS OPERATIONS

      As of March 31, 2000, MGI and its subsidiaries had cash and marketable securities of $126.6 million as well as long-term restricted cash of $128.6 million. Short and long-term restricted cash and marketable securities includes $157.6 million held in the SAR Account (including $18.6 million of repurchased Timber Notes). The fair value of the SAR Account as of March 31, 2000 was $158.2 million.

      Long-term debt, including current maturities, was $825.8 million as of March 31, 2000 as compared to $860.2 million at December 31, 1999. The decrease in long-term debt was primarily due to the repurchase of $21.5 million principal amount of Timber Notes using $18.6 million of funds held in the SAR Account. In addition, long-term debt declined as a result of principal payments on the Timber Notes. On the January 20, 2000 note payment date for the Timber Notes, Scotia LLC had $2.2 million in cash available to pay the $31.5 million of interest due. Scotia LLC borrowed the remaining $29.3 million in funds under the Scotia LLC Line of Credit. In addition, Scotia LLC repaid $12.9 million of principal on the Timber Notes using funds held in the SAR Account. As of March 31, 2000, $23.2 million was outstanding under the Scotia LLC Line of Credit.

      As of March 31, 2000, $34.1 million of borrowings was available under the Pacific Lumber Credit Agreement, no borrowings were outstanding and letters of credit outstanding amounted to $12.5 million.

      MGI and its subsidiaries anticipate that existing cash, cash equivalents, marketable securities, funds available from the SAR Account and available sources of financing will be sufficient to fund their working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, although MGI and its subsidiaries believe that their existing cash and cash equivalents should provide sufficient funds to meet their working capital and capital expenditure requirements until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from Scotia LLC, there can be no assurance that this will be the case. Furthermore, due to its highly leveraged condition, MGI is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see Note 9 to the Consolidated Financial Statements), increased competition from other lumber producers or alternative building products and general economic conditions.

   REAL ESTATE OPERATIONS

      As of March 31, 2000, the real estate segment had cash and marketable securities of $26.6 million, $5.9 million of which is restricted. Long-term debt, including current maturities, was $25.2 million as of March 31, 2000 as compared to $25.5 million as of December 31, 1999. As of March 31, 2000, the Company's real estate subsidiaries had approximately $7.9 million available for use under a $14.0 million revolving bank credit facility. There were no outstanding borrowings, and letters of credit outstanding amounted to $1.6 million.

      The Company believes that the existing cash and credit facilities of its real estate subsidiaries are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long- term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing and joint venture partners, should provide sufficient funds to meet their working capital and capital expenditure requirements.

   RACING OPERATIONS

      At March 31, 2000, SHRP, Ltd. had cash and cash equivalents of $6.1 million, $1.7 million of which is restricted for payment of purses and property taxes, and a line of credit from its partners of $1.7 million, substantially all of which is the Company's portion. Long-term debt before discount, excluding $59.4 million of SHRP Notes held by affiliates, was $0.6 million as of March 31, 2000. SHRP, Ltd. is able to defer cash interest payments on its long-term debt until September 1, 2001 or until certain conditions are met, and to defer the payment of management fees until two consecutive interest payments on the SHRP Notes have been paid in cash. The deferral of these items has significantly improved SHRP, Ltd.'s liquidity.

      In January 2000, SHRP, Ltd. acquired Valley Race Park, for $2.4 million. SHRP, Ltd. incurred an additional $0.6 million in capital expenditures on this facility during the first quarter.

      With respect to long-term liquidity, although only $0.6 million of SHRP Notes is owned by non-affiliates, there can be no assurance that SHRP, Ltd. will be able to repay or refinance its long-term debt or that alternative sources of funding will be available, if needed.

TRENDS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above and below for cautionary information with respect to such forward-looking statements.

      The Company's forest products operations are conducted by MGI through Pacific Lumber and Britt. Regulatory and environmental matters play a significant role in Pacific Lumber's operations. See Note 9 to the Consolidated Financial Statements and Item 1. "Business - Forest Products Operations"of the Form 10-K for a discussion of these matters. Compliance with such laws, regulations and judicial and administrative interpretations, and related litigation have increased the cost of logging operations and at times have delayed or reduced harvest. The Company's forest products segment has also been adversely affected by a lack of available logs as a result of a severely diminished supply of available THPs. Prior to the consummation of the Headwaters Agreement on March 1, 1999, the reduced number of approved THPs was attributable to several factors, including a significantly reduced level of THPs submitted by Pacific Lumber to the CDF during the second half of 1998 and during the first two months of 1999. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trends" of the Form 10-K for a discussion of other factors which affected THP submissions and approvals during the above time period.

      With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Environmental Plans; however, significant additional work continues to be required in connection with their implementation. As a result of the implementation process, 1999 was a transition period for Pacific Lumber with respect to the filing and approval of its THPs. The transition period has continued into 2000. Pacific Lumber believes that the rate of submissions of THPs during 2000 will increase significantly. However, Pacific Lumber believes that the review and approval process for THPs through at least the second quarter of 2000 will continue to be slower than Pacific Lumber has historically experienced as Pacific Lumber, the CDF and other agencies continue to develop procedures for implementing the Environmental Plans. Nevertheless, Pacific Lumber anticipates that after a transition period, the implementation of the Environmental Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

      There can be no assurance that Pacific Lumber will not continue to experience difficulties in receiving approvals of its THPs similar to those it has been experiencing. Furthermore, there can be no assurance that certain pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Part II. Item 1. "Legal Proceedings" and Note 9 to the Consolidated Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

      The following sets forth updated information regarding the impact on future earnings of adverse market changes related to Kaiser's alumina and primary aluminum hedging positions resulting from the downward shift in the forward market prices for primary aluminum experienced during the first quarter of 2000, as well as additional hedging positions put in place during the quarter. See "Quantitative and Qualitative Disclosures About Market Risk" in the Form 10-K for additional information regarding Kaiser's hedging activities.

      On average, before consideration of hedging activities, any fixed price contracts with fabricated aluminum products customers, variations in production and shipment levels, and timing issues related to price changes, Kaiser estimates that each $.01 increase (decrease) in the market price per price-equivalent pound of primary aluminum increases (decreases) annual pre-tax earnings by approximately $15.0 million.

      As of March 31, 2000, approximately 65%, 45% and 10% of Kaiser's net hedgeable volume with respect to the remainder of 2000, 2001 and 2002, respectively, is subject to a minimum and maximum contract price. If the March 31, 2000 LME cash price for primary aluminum of approximately $.69 per pound were to be the prevailing price during the period of these hedging contracts, Kaiser estimates that it would realize a net aggregate pre-tax reduction of operating income of approximately $40.0 million from its hedging positions and fixed price customer contracts during the remainder of 2000, 2001 and 2002. Kaiser estimates that a hypothetical $.10 increase from the March 31, 2000 LME price would result in an additional net aggregate pre-tax reduction of operating income of approximately $100.0 million being realized during the remainder of 2000, 2001 and 2002 related to Kaiser's hedging positions and fixed price customer contracts. Approximately 25% of any reductions in operating income would occur in the second quarter of 2000 as the maximum contract prices in that period are lower than in other periods. Both amounts above are versus what Kaiser's results would have been without the derivative commodity contracts and fixed price customer contracts discussed above. Conversely, Kaiser estimates that a hypothetical $.10 decrease from the March 31, 2000 LME price would result in an aggregate pre-tax increase in operating income of approximately $65.0 million being realized during 2000 and 2001 related to Kaiser's hedging positions and fixed price customer contracts. It should be noted, however, that, since the hedging positions and fixed price customer contracts lock-in a specified price or range of prices, any increase or decrease in earnings attributable to Kaiser's hedging positions or fixed price customer contracts would be significantly offset by a decrease or increase in the value of the hedged transactions.

      As stated in Note 10 to the Consolidated Financial Statements, Kaiser has certain hedging positions which do not qualify for treatment as a "hedge" under current accounting guidelines and thus must be marked-to-market each period. Fluctuations in forward market prices for primary aluminum would likely result in additional earnings volatility as a result of these positions. Kaiser estimates that a hypothetical $.10 increase in spot market prices from the March 31, 2000, LME cash price would, if the forward market were in a "contango" position (i.e., where future prices exceed spot prices), result in additional aggregate mark-to-market charges of between $20.0 - $30.0 million during the balance of 2000 and 2001. Conversely, Kaiser estimates that a hypothetical $.10 decrease in quarter-end 2000 spot market prices would result in aggregate mark-to-market income of up to $20.0 million during the balance of 2000 and 2001 (which is the amount of cumulative net mark-to-market losses reflected through March 31, 2000). For purposes of this computation, Kaiser assumed that the forward market would be essentially "flat" (i.e., future prices would approximate the current forward market price).

      The foregoing estimated earnings impact on 2001 excludes the possible effect on pre-tax income of SFAS No. 133, which must be adopted by the Company as of January 1, 2001.

      In addition to having an impact on Kaiser's earnings, a hypothetical $.10-per-pound change in primary aluminum prices would also impact Kaiser's cash flows and liquidity through changes in possible margin advance requirements. At March 31, 2000, Kaiser had made margin advances of approximately $10.0 million and had posted letters of credit totaling $20.0 million in lieu of paying margin advances. Increases in primary aluminum prices subsequent to March 31, 2000, could result in Kaiser having to make additional margin advances or post additional letters of credit and such amounts could be significant. If primary aluminum prices increased by $.10 per pound (from the March 31, 2000 LME price) by June 30, 2000 and the forward curve were as described above, it is estimated that Kaiser could be required to make additional margin advances in the range of $60.0 to $90.0 million. On the other hand, a hypothetical $.10 decrease in primary aluminum prices by June 30, 2000, using the same forward curve assumptions stated above, would be expected to result in Kaiser receiving all of its March 31, 2000 margin advances. Kaiser's exposure to margin advances is expected to improve throughout 2000 as its year 2000 positions, which have a lower average maximum contract price than Kaiser's 2001 positions, expire. Kaiser is also considering various financing and hedging strategies to limit its exposure to further margin advances in the event of aluminum price increases. However, no assurance can be given that Kaiser will be successful in this regard.

                           PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

      Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

   GRAMERCY LITIGATION

      With respect to the Gramercy litigation described in the Form 10-K, in March 2000 MSHA proposed that Kaiser be assessed a penalty of $0.5 million in connection with the 21 citations previously issued by MSHA with regard to the Gramercy incident. Kaiser has challenged the citations and proposed penalty.

   TIMBER HARVESTING LITIGATION

      With respect to the Rollins lawsuit described in the Form 10-K, on April 26, 2000, the court dismissed four of the plaintiffs' ten causes of action, including their allegations that the defendants had violated the California business and professions code.

      On March 10, 2000, the EPIC/THP 97-520 lawsuit was filed in the Superior Court of Humboldt County. Plaintiffs allege that the CDF violated the Forest Practices Act and the California Public Resources Code by approving an amendment to THP 97-520 (which covers approximately 700 acres of timberlands adjoining the Headwaters Timberlands) as a "minor" amendment. The plaintiffs seek an order requiring the CDF to withdraw its approval of the minor amendment to THP 97-520, and enjoining Pacific Lumber from harvesting under THP 97-520. It is impossible for Pacific Lumber to assess the potential impact of this matter in the short term, but it believes that an adverse outcome will not in the long term have a material adverse effect on its consolidated financial position, results of operations or liquidity.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS:

   *3.1   Bylaws of the Company (amended and restated as of March 30, 2000)

   *27.1  Financial Data Schedule for the quarter ended March 31, 2000

*Included with this filing

B.      REPORTS ON FORM 8-K:

      On January 14, 2000, the Company filed a current report on Form 8-K (under
Item 5) concerning a dividend of stock purchase rights to its stockholders.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Registrant and as the principal financial and accounting officers of the Registrant, respectively.



                                           MAXXAM INC.





Date: May 1, 2000           By:      /S/ PAUL N. SCHWARTZ
                                ---------------------------------
                                        Paul N. Schwartz
                                President, Chief Financial Officer
                                         and Director
                                  (Principal Financial Officer)



Date: May 1, 2000           By:      /S/ ELIZABETH D. BRUMLEY
                                -----------------------------------
                                       Elizabeth D. Brumley
                                            Controller
                                   (Principal Accounting Officer)


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

CESA:  California Endangered Species Act

Class A Preferred Stock: Class A $.05 Non-Cumulative Participating Convertible Preferred Stock of the Company

Common Stock:  $0.50 par value common stock of the Company

Company:  MAXXAM Inc.

Environmental Plans:  The HCP and the SYP

EPA:  Environmental Protection Agency

EPIC-SYP/Permits lawsuit: An action entitled Environmental Protection Information Association, Sierra Club v. California Department of Forestry and Fire Protection, California Department of Fish and Game, The Pacific Lumber Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (No. 99CS00639) filed March 31, 1999 in the Superior Court of Sacramento County

EPIC/THP 97-520 lawsuit: A lawsuit entitled Environmental Protection Information Center, Sierra Club v. California Department of Forestry and Fire Protection, Does I-X, Scotia Pacific Holding Company, Pacific Lumber Company and Does XI-XX (THP 520) (No. CV-000170) which was filed in the Superior Court of Humboldt County on March 10, 2000

ESA:  The federal Endangered Species Act

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

Forest Practice Act:  The California Forest Practice Act

Form 10-K: The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999

HCP: The habitat conservation plan covering multiple species approved on March 1, 1999 in connection with the consummation of the Headwaters Agreement

Headwaters Agreement: The September 28, 1996 agreement between Pacific Lumber, Scotia LLC, Salmon Creek, the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters Timberlands

Headwaters Timberlands: Approximately 5,600 acres of Pacific Lumber timberlands consisting of two forest groves commonly referred to as the Headwaters Forest and the Elk Head Springs Forest which were sold to the United States and California on March 1, 1999

KACC: Kaiser Aluminum & Chemical Corporation, Kaiser's principal operating subsidiary

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

LME:  London Metal Exchange

MPC:  MAXXAM Property Company, a wholly-owned subsidiary of the Company

MGHI:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of the Company

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of MGHI

MSHA: The U.S. Mine Safety and Health Administration

NLRB: National Labor Relations Board

Notice: A Notice of Charges filed on December 26, 1995 by the OTS against the Respondents, including the Company and others with respect to the failure of USAT

OTS:  The United States Department of Treasury's Office of Thrift Supervision

Pacific Lumber:  The Pacific Lumber Company, a wholly-owned subsidiary of MGI

Pacific Lumber Credit Agreement: The revolving credit agreement between Pacific Lumber and a bank which provides for borrowings of up to $60.0 million, all of which may be used for revolving borrowings, $20.0 million of which may be used for standby letters of credit and $30.0 million of which may be used for timberland acquisitions.

Permits: The incidental take permits issued by the United States and California pursuant to the HCP

Prefunding Account: Restricted cash held in an account by the trustee under the indenture governing the Timber Notes to enable Scotia LLC to acquire timberlands

Respondents: The Company, Federated, Mr. Charles Hurwitz and others

Rollins lawsuit: An action entitled Jennie Rollins, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Barnum Timber Company (No. 9700400) filed on December 2, 1997 in the Superior Court of Humboldt County

Salmon Creek: Salmon Creek Company LLC, a wholly owned subsidiary of Pacific Lumber

SAR Account: Funds held in a reserve account to support principal payments on the Timber Notes

Scotia LLC: Scotia Pacific Company LLC, a limited liability company wholly owned by Pacific Lumber

Scotia LLC Line of Credit: The agreement between a group of lenders and Scotia LLC pursuant to which it may borrow in order to pay interest on the Timber Notes

SFAS No. 133: Statement of Financial Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities"

SFAS No. 137: Statement of Financial Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS No. 133"

SHRP, Ltd.: Sam Houston Race Park, Ltd., a 98.9%-owned subsidiary of the Company

SHRP Notes:  The 11% Senior Secured Extendible Notes of SHRP, Ltd.

SYP: The sustained yield plan approved on March 1, 1999 in connection with the consummation of the Headwaters Agreement

THP: Timber harvesting plan required to be filed with and approved by the CDF prior to the harvesting of timber

Timber Notes: Scotia LLC's $867.2 million original aggregate principal amount of 6.55% Series B Class A-1 Timber Collateralized Notes, 7.11% Series B Class A-2 Timber Collateralized Notes and 7.71% Series B Class A-3 Timber Collateralized Notes due July 20, 2028

Timber Notes Indenture:  The indenture governing the Timber Notes

TMDLs:  Total maximum daily load limits

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