Form 10-Q
period 2000-06-30
MAXXAM INC
filed 2000-08-14
CIK 63814

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

                  For the quarterly period ended June 30, 2000

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



            Number of shares of common stock outstanding at August 9,
                               2000: 6,748,351
--------------------------------------------------------------------------------


                                TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION


   Item 1.    Financial Statements:
              Report of Independent Public Accountants
              Consolidated Balance Sheet at June 30, 2000 and December 31,
                   1999
              Consolidated Statement of Operations for the three and six months ended June 30, 2000 and 1999
              Consolidated Statement of Cash Flows for the six months ended
                   June 30, 2000 and 1999
              Condensed Notes to Consolidated Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk


PART II. - OTHER INFORMATION

   Item 1.    Legal Proceedings
   Item 4.    Submission of Matters to a Vote of Security Holders
   Item 6.    Exhibits and Reports on Form 8-K
   Signatures

APPENDIX A - GLOSSARY OF DEFINED TERMS




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To MAXXAM Inc.:

We have reviewed the accompanying consolidated balance sheet of MAXXAM Inc. and subsidiaries as of June 30, 2000, and the related consolidated statement of operations for the three and six-month periods ended June 30, 2000 and 1999, and the related consolidated statement of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the accompanying consolidated balance sheet of MAXXAM Inc. and subsidiaries as of December 31, 1999, and, in our report dated March 7, 2000, we expressed an unqualified opinion on that statement.


Houston, Texas
August 11, 2000



                          MAXXAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                 (In millions of dollars, except share amounts)


                                                                                          JUNE 30,     DECEMBER 31,
                                                                                            2000           1999
                                                                                        -------------  ------------
                                                                                         (Unaudited)
ASSETS
   Cash and cash equivalents........................................................... $      195.4   $     275.7
   Marketable securities...............................................................        112.5          58.3
   Receivables:
      Trade, net of allowance for doubtful accounts of $6.1 and $6.0, respectively.....        193.7         169.4
      Other............................................................................        195.1         116.0
   Inventories.........................................................................        525.5         590.7
   Prepaid expenses and other current assets...........................................        156.8         192.7
                                                                                        -------------  ------------
        Total current assets...........................................................      1,379.0       1,402.8
Property, plant and equipment, net of accumulated depreciation of $996.9 and
   $977.9, respectively................................................................      1,252.9       1,222.2
Timber and timberlands, net of accumulated depletion of $184.7 and $180.6,
   respectively........................................................................        252.5         254.1
Investments in and advances to unconsolidated affiliates...............................         95.7         112.6
Deferred income taxes..................................................................        551.2         549.1
Restricted cash and marketable securities..............................................        129.2         159.0
Long-term receivables and other assets.................................................        681.0         693.3
                                                                                        -------------  ------------
                                                                                        $    4,341.5   $   4,393.1
                                                                                        =============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................................................... $      255.3   $     243.1
   Accrued interest....................................................................         70.9          72.4
   Accrued compensation and related benefits...........................................        126.9         124.8
   Other accrued liabilities...........................................................        183.2         194.7
   Payable to affiliates...............................................................         84.1          85.8
   Short-term borrowings and current maturities of long-term debt......................         47.3          46.0
                                                                                        -------------  ------------
        Total current liabilities......................................................        767.7         766.8
Long-term debt, less current maturities................................................      1,939.9       1,956.8
Accrued postretirement medical benefits................................................        682.6         688.9
Other noncurrent liabilities...........................................................        767.0         810.1
                                                                                        -------------  ------------
        Total liabilities..............................................................      4,157.2       4,222.6
                                                                                        -------------  ------------
Commitments and contingencies
Minority interests.....................................................................        151.1         142.7
Stockholders' equity:
   Preferred stock, $.50 par value; 12,500,000 shares authorized; Class A $.05
      Non-Cumulative Participating Convertible Preferred Stock; 669,355 shares
      issued...........................................................................          0.3           0.3
   Common stock, $.50 par value; 28,000,000 shares authorized; 10,063,359 shares
      issued...........................................................................          5.0           5.0
   Additional capital..................................................................        225.3         225.3
   Accumulated deficit.................................................................        (86.9)       (102.1)
   Accumulated other comprehensive loss - additional minimum pension liability.........         (0.7)         (0.7)
   Treasury stock, at cost (shares held: preferred - 845; common: 3,149,608 and
      2,805,608, respectively).........................................................       (109.8)       (100.0)
                                                                                        -------------  ------------
        Total stockholders' equity ....................................................         33.2          27.8
                                                                                        -------------  ------------
                                                                                        $    4,341.5   $   4,393.1
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


                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                            --------------------------- ---------------------------
                                                                2000          1999          2000          1999
                                                            ------------  ------------- ------------- -------------
                                                                                  (UNAUDITED)
                                                            ------------  ------------- ------------- -------------
Net sales:
   Aluminum...............................................  $     542.5   $      525.0  $    1,108.2  $    1,004.4
   Forest products........................................         55.9           41.4         103.3          88.1
   Real estate............................................         12.3           17.6          18.5          28.2
   Racing.................................................          6.1            4.8          14.4          12.9
                                                            ------------  ------------- ------------- -------------
                                                                  616.8          588.8       1,244.4       1,133.6
                                                            ------------  ------------- ------------- -------------

Costs and expenses:
   Cost of sales and operations:
      Aluminum............................................        444.1          473.9         924.8         933.8
      Forest products.....................................         38.7           36.2          71.8          76.0
      Real estate.........................................          4.8           10.5           8.8          17.2
      Racing..............................................          4.2            3.1           8.8           7.3
   Selling, general and administrative expenses...........         39.3           39.0          81.5          78.4
   Depreciation, depletion and amortization...............         25.1           28.7          49.6          58.7
                                                            ------------  ------------- ------------- -------------
                                                                  556.2          591.4       1,145.3       1,171.4
                                                            ------------  ------------- ------------- -------------

Operating income (loss)...................................         60.6           (2.6)         99.1         (37.8)

Other income (expense):
   Gain on sale of Headwaters Timberlands.................            -              -             -         239.8
   Investment, interest and other income (expense), net...         11.5           15.2          34.5          24.5
   Interest expense.......................................        (49.1)         (49.2)        (98.7)        (98.6)
                                                            ------------  ------------- ------------- -------------
Income (loss) before income taxes and minority interests..         23.0          (36.6)         34.9         127.9
Credit (provision) for income taxes.......................         (9.3)          11.6         (13.8)        (55.8)
Minority interests........................................         (3.4)           6.9          (7.3)         21.9
                                                            ------------  ------------- ------------- -------------
Income (loss) before extraordinary item...................         10.3          (18.1)         13.8          94.0
Extraordinary item:
   Gain on repurchase of debt, net of income tax
      provision of $1.0...................................            -              -           1.4             -
                                                            ------------  ------------- ------------- -------------
Net income (loss).........................................  $      10.3   $      (18.1) $       15.2  $       94.0
                                                            ============  ============= ============= =============

Basic earnings (loss) per common share:
   Income (loss) before extraordinary item................  $      1.49   $      (2.59) $       1.93  $      13.42
   Extraordinary item.....................................            -              -          0.21            -
                                                            ------------  ------------- ------------- -------------
   Net income (loss)......................................  $      1.49   $      (2.59) $       2.14  $      13.42
                                                            ============  ============= ============= =============

Diluted earnings (loss) per common and common
   equivalent share:
   Income (loss) before extraordinary item................  $      1.36   $      (2.59) $       1.77  $      12.01
   Extraordinary item.....................................            -              -          0.19             -
                                                            ------------  ------------- ------------- -------------
   Net income (loss)......................................  $      1.36   $      (2.59) $       1.96  $      12.01
                                                            ============  ============= ============= =============


              The accompanying notes are an integral part of these
                             financial statements.


                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            -----------------------
                                                                                               2000        1999
                                                                                            ----------  -----------
                                                                                                  (UNAUDITED)
                                                                                            ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.............................................................................  $    15.2   $     94.0
   Adjustments to reconcile net income to net cash provided by
      (used for) operating activities:
      Depreciation, depletion and amortization............................................       49.6         58.7
      Gain on sale of Headwaters Timberlands..............................................          -       (239.8)
      Extraordinary gain on repurchase of debt............................................       (1.4)           -
      Net gains on other asset dispositions...............................................       (0.6)       (51.4)
      Net sales (purchases) of marketable securities......................................      (43.0)       (31.3)
      Net gains on marketable securities..................................................      (11.2)        (9.6)
      Minority interests..................................................................        7.3        (21.9)
      Amortization of deferred financing costs and discounts on long-term debt............        3.5          5.1
      Equity in (earnings) loss of unconsolidated affiliates, net of dividends received...        9.5         (3.4)
      Increase (decrease) in cash resulting from changes in:
        Receivables.......................................................................     (101.1)        17.7
        Inventories.......................................................................       65.0         31.4
        Prepaid expenses and other assets.................................................       28.1        (21.7)
        Accounts payable..................................................................      (12.5)       (25.1)
        Accrued and deferred income taxes.................................................        4.0         48.0
        Payable to affiliates and other accrued liabilities...............................       (8.9)         3.8
        Long-term assets and long-term liabilities........................................      (52.1)         8.3
      Other...............................................................................       (1.5)         3.1
                                                                                            ----------  -----------
        Net cash used for operating activities............................................      (50.1)      (134.1)
                                                                                            ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from dispositions of property and investments.............................       39.6        372.7
   Capital expenditures...................................................................      (72.0)       (49.2)
   Restricted cash withdrawals used to acquire timberlands................................        0.3         12.9
   Other..................................................................................       (0.7)        (3.1)
                                                                                            ----------  -----------
      Net cash provided by (used for) investing activities................................      (32.8)       333.3
                                                                                            ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving credit agreements.......................................       34.9            -
   Proceeds from issuance of long-term debt...............................................        0.7          1.0
   Redemptions, repurchases and principal payments on long-term debt......................      (30.1)        (8.7)
   Redemption of preference stock.........................................................       (2.5)        (1.4)
   Restricted cash withdrawals (deposits).................................................        9.3       (289.4)
   Treasury stock repurchases.............................................................       (9.7)           -
   Other..................................................................................          -          1.3
                                                                                            ----------  -----------
      Net cash provided by (used for) financing activities................................        2.6       (297.2)
                                                                                            ----------  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.................................................      (80.3)       (98.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................................      275.7        294.2
                                                                                            ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................................  $   195.4   $    196.2
                                                                                            ==========  ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest.............................................  $    96.6   $     93.6
   Income taxes paid......................................................................        7.6          8.9
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Repurchase of debt using restricted cash and marketable securities.....................  $    20.1   $        -


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

      The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2000, the consolidated results of operations for the three and six months ended June 30, 2000 and 1999 and the consolidated cash flows for the six months ended June 30, 2000 and 1999.

      There were no reconciling items between net income and comprehensive income in either of the three and six month periods ended June 30, 2000 and 1999.

      LABOR RELATED COSTS
      Kaiser has been operating five of its U.S. facilities with salaried employees and other workers as a result of the September 30, 1998 strike by the USWA and the subsequent "lock-out" by Kaiser in January 1999. In June 2000, Kaiser and USWA representatives agreed to a methodology to resolve the remaining differences between the parties. During July 2000, the USWA announced that its members had voted to accept this methodology. Under the agreement between Kaiser and the USWA, the parties continued to negotiate certain matters until mid-August. Since Kaiser and the USWA were unable to reach a complete agreement, the parties will proceed with binding arbitration. The arbitration will be completed by mid-September 2000, and it is expected that the USWA workers will return to the plants during September and October 2000.

      As certain financial terms remain to be arbitrated, Kaiser cannot estimate the financial statement impact of the pending labor settlement. While Kaiser expects that many of its labor and financial objectives will be achieved in the pending settlement, it is anticipated that the labor settlement will result in certain one time charges and re- integration costs.

      Kaiser has continued to accrue certain benefits (such as pension and other postretirement benefit costs/liabilities) for the USWA members during the period of the strike and subsequent lock-out. For purposes of computing the benefit-related costs and liabilities to be reflected in the accompanying interim consolidated financial statements, Kaiser based its accruals on the terms of the previously existing (expired) USWA contract. Any differences between the amounts accrued and the amounts ultimately agreed to as a result of the above described process will be reflected in future results during the term of any new contract.

      ACCOUNTING PRONOUNCEMENTS
     SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 137 delayed the required implementation date of SFAS No. 133 to no later than January 1, 2001. SFAS No. 138, which amends certain requirements of SFAS No. 133, was issued in June 2000. Under SFAS Nos. 133 and 138, the Company will be required to "mark-to-market" its hedging positions at the end of each period in advance of the period of recognition for the transactions to which the hedges relate. Changes in the fair value of the Company's open hedging positions will be reflected as an increase or reduction in stockholders' equity through comprehensive income. The impact of the changes in fair value of the Company's hedging positions will be reversed from comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income upon the occurrence of the transactions to which the hedges relate. Currently, the dollar amount of the Company's comprehensive income adjustments is not significant. Accordingly, there is no significant difference between "traditional" net income and comprehensive income. However, differences between comprehensive income and traditional net income may become significant in future periods as SFAS Nos. 133 and 138 will result in fluctuations in comprehensive income and stockholders' equity in periods of price volatility, despite the fact that the Company's cash flow and earnings will be "fixed" to the extent hedged. The Company will likely implement SFAS Nos. 133 and 138 as of January 1, 2001.

      SAB No. 101 provides interpretive guidance on the proper recognition, presentation and disclosure of revenues in financial statements. The Company believes its revenue recognition policies are in compliance with generally accepted accounting principles and the related interpretive guidance set forth in SAB No. 101; however, the Company is continuing to review these policies to determine if any modifications are required. The implementation date of SAB No. 101 has been extended to December 2000.

2.    SEGMENT INFORMATION

      The following table presents financial information by reportable segment (in millions).



                                               FOREST          REAL         RACING                    CONSOLIDATED
                                ALUMINUM      PRODUCTS        ESTATE      OPERATIONS     CORPORATE        TOTAL
                              ------------  -------------  ------------  ------------- -------------  -------------
Net sales to unaffiliated
   customers for the three
   months ended:
      June 30, 2000.........  $     542.5   $       55.9   $      12.3   $        6.1  $          -   $      616.8
      June 30, 1999.........        525.0           41.4          17.6            4.8             -          588.8

Operating income (loss)
   for the three months
   ended:
      June 30, 2000.........         53.0            8.6           1.4            0.1          (2.5)          60.6
      June 30, 1999.........          2.2           (3.3)          0.8           (0.1)         (2.2)          (2.6)

Depreciation, depletion
   and amortization for the
   three months ended:
      June 30, 2000.........         18.1            4.9           1.6            0.4           0.1           25.1
      June 30, 1999.........         22.6            4.3           1.3            0.4           0.1           28.7

Net sales to unaffiliated
   customers for the six
   months ended:
      June 30, 2000.........      1,108.2          103.3          18.5           14.4             -        1,244.4
      June 30, 1999.........      1,004.4           88.1          28.2           12.9             -        1,133.6

Operating income (loss)
   for the six months ended:
      June 30, 2000.........         91.4           14.4          (2.1)           1.5          (6.1)          99.1
      June 30, 1999.........        (29.3)          (4.7)         (1.3)           2.2          (4.7)         (37.8)

Depreciation, depletion
   and amortization for the
   six months ended:
      June 30, 2000.........         36.2            9.5           2.9            0.7           0.3           49.6
      June 30, 1999.........         45.5            9.2           3.2            0.6           0.2           58.7

Total assets as of:
      June 30, 2000.........      3,147.0          705.7         189.0           40.2         259.6        4,341.5
      December 31, 1999.....      3,142.7          843.8         190.4           38.0         178.2        4,393.1



      Operating income (loss) in the column entitled "Corporate" represents corporate general and administrative expenses not directly attributable to the reportable segments. This column also serves to reconcile the total of the reportable segments' amounts to totals in the Company's consolidated financial statements.

3.    INCIDENT AT GRAMERCY FACILITY

      In July 1999, Kaiser's Gramercy, Louisiana, alumina refinery was extensively damaged by an explosion in the digestion area of the plant. A number of employees were injured in the incident, several of them severely. As a result of the incident, alumina production at the facility was completely curtailed. Construction on the damaged part of the facility began during the first quarter of 2000. Initial production at the plant is expected to commence during the third quarter of 2000. Based on current estimates, full production is expected to be achieved during the first quarter of 2001. Kaiser has received the regulatory permit required to operate the plant once the facility is ready to resume production.

      The cause of the incident is under investigation by Kaiser and governmental agencies. In January 2000, MSHA issued 21 citations and in March 2000 proposed that Kaiser be assessed a penalty of $0.5 million in connection with its investigation of the incident. The citations allege, among other things, that certain aspects of the plant's operations were unsafe and that such mode of operation contributed to the explosion. Kaiser disagrees with the substance of the citations and has challenged them and the associated penalty. It is possible that other civil or criminal fines or penalties could be levied against Kaiser. However, as more fully explained below, based on what is known to date and discussions with Kaiser's advisors, Kaiser believes that the financial impact of this incident on operating results (in excess of insurance deductibles and self-retention provisions) will be largely offset by insurance coverage. Deductibles and self-retention provisions under the insurance coverage for the incident total $5.0 million, which amounts were charged to cost of sales and operations in the third quarter of 1999.

      Kaiser has significant amounts of insurance coverage related to the Gramercy incident. Kaiser's insurance coverage has five separate components: property damage, clean-up and site preparation, business interruption, liability and workers' compensation. The insurance coverage components are discussed below.

      Property Damage
      Kaiser's insurance policies provide that it will be reimbursed for the costs of repairing or rebuilding the damaged portion of the facility using new materials of like kind and quality with no deduction for depreciation. In 1999, based on discussions with the insurance carriers and their representatives and third party engineering reports, Kaiser recorded a minimum expected property damage reimbursement amount of $100 million. This amount was classified as long-term receivables and other assets as such proceeds, when received, will be invested in property, plant and equipment. During the quarter ended June 30, 2000, there was approximately $48.0 million of Gramercy-related capital spending. During the quarter ended June 30, 2000, $24.0 million of the insurance proceeds received were reflected as a reduction of the minimum property damage receivable based on the percentage of minimum expected costs to be funded by insurance proceeds to total rebuild costs. The balance of the minimum property damage receivable of $76.0 million will be reduced during the last six months of 2000 as insurance recoveries are received and construction continues.

      Clean-up and Site Preparation
      The Gramercy facility has incurred incremental costs for clean up and other activities during 1999 and has continued to incur such costs during 2000. These clean-up and site preparation activities have been offset by accruals of approximately $24.9 million, of which $6.6 million and $10.9 million was accrued during the quarter and six months ended June 30, 2000, for estimated insurance recoveries.

      Business Interruption
      Kaiser's insurance policies provide for the reimbursement of specified continuing expenses incurred during the interruption period plus lost profits (or less expected losses) plus other expenses incurred as a result of the incident. Operations at the Gramercy facility and a sister facility in Jamaica, which supplies bauxite to Gramercy, will continue to incur operating expenses until full production at the Gramercy facility is restored. Kaiser will also incur increased costs as a result of agreements to supply certain of Gramercy's major customers with alumina, despite the fact that Kaiser had declared force majeure with respect to the contracts shortly after the incident. Kaiser is purchasing alumina from third parties, in excess of the amounts of alumina available from other Kaiser-owned facilities, to supply these customers' needs as well as to meet intersegment requirements. The excess cost of such open market purchases is expected to be substantially offset by insurance recoveries. However, if certain sublimits within Kaiser's insurance coverage were deemed to apply, Kaiser's operating results could be negatively affected. In consideration of the foregoing items, as of June 30, 2000, Kaiser had recorded expected business interruption insurance recoveries totaling $106.8 million, of which $40.5 million and $65.8 million were recorded during the quarter and six months ended June 30, 2000, as a reduction of cost of sales and operations. These amounts substantially offset actual expenses incurred during the period. Such business interruption insurance amounts represent estimates of Kaiser's business interruption coverage based on discussions with the insurance carriers and their representatives and are therefore subject to change.

      Since production has been completely curtailed at the Gramercy facility, Kaiser has, for the time being, suspended depreciation of the facility. Depreciation expense for the first six months of 1999 was approximately $6.0 million. Once production of the facility is restored, depreciation will re-commence. Such depreciation is expected to exceed prior historical rates, primarily due to the increased capital costs on the newly constructed assets.

      Liability
      The incident has also resulted in more than 60 individual and class action lawsuits being filed against Kaiser alleging, among other things, property damage and personal injury. In addition, a claim for alleged business interruption losses has been made by a neighboring business. The aggregate amount of damages sought in the lawsuits and other claims cannot be determined at this time; however, Kaiser does not believe the damages will exceed the amount of coverage under its liability policies.

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

      Timing of Insurance Recoveries
      From the date of the Gramercy incident through June 30, 2000, Kaiser had expended or incurred costs or losses associated with the Gramercy incident (that were not capital expenditures) totaling $131.7 million consisting of clean-up, site preparation and business interruption costs. From the date of the Gramercy incident through June 30, 2000, $88.1 million of insurance recoveries related to these costs had been received. In addition, during the second quarter of 2000, Kaiser spent approximately $48.0 million on Gramercy-related construction activities and received insurance recoveries of $24.0 million for capital expenditures related to the minimum property damage receivable. Gramercy-related capital spending prior to the second quarter of 2000 was not significant. Kaiser continues to work with the insurance carriers to maximize the amount of recoveries and to minimize, to the extent possible, the period of time between when Kaiser expends funds and when it is reimbursed. However, Kaiser will likely have to continue to fund an average of 30 - 60 days of property damage and business interruption activity, unless some other arrangement is agreed to with the insurance carriers, and such amounts will be significant. Kaiser believes it has sufficient financial resources to fund the construction and business interruption costs on an interim basis. However, no assurances can be given in this regard.

4.    WASHINGTON SMELTERS' OPERATING LEVEL

      As a result of unprecedented high market prices for power in the Pacific Northwest, Kaiser has temporarily curtailed approximately 128,000 tons of its annual primary aluminum production at the Tacoma and Mead, Washington, smelters and has sold 100 megawatts of power that it had under contract through June 30, 2001. As a result of the curtailment, Kaiser will avoid the need to purchase power on a variable cost basis. Additionally, the sale of power is expected to substantially mitigate the cash impact of the potline curtailment over the contract period for which the power was sold. To implement the curtailment, Kaiser has temporarily curtailed the two and one-half operating potlines at its Tacoma smelter and two and one-half out of a total of eight potlines at its Mead smelter. One-half of a potline at the Tacoma smelter was already curtailed.

   As a result of the sale of the power, Kaiser recorded a net pre-tax gain of approximately $15.8 million, which amount was composed of gross proceeds of $31.3 million offset by incremental excess power costs in the second quarter, employee termination expenses and other fixed commitments. The net gain was recorded as a reduction of costs of sales and operations.

5.    SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

      Kaiser's Acquisitions and Disposition
     In May 2000, Kaiser, through a wholly-owned subsidiary, acquired the assets of a drawn tube aluminum fabricating operation in Chandler, Arizona. Total consideration for the acquisition was $16.1 million, consisting of cash payments of $15.1 million and assumed current liabilities of $1.0 million. The purchase price was allocated to the assets acquired based on their estimated fair values, of which approximately $1.1 million was allocated to property, plant and equipment and $2.8 million was allocated to receivables, inventory and prepaid expenses. The excess of the purchase price over the fair value of the assets acquired (goodwill) was approximately $12.2 million and is being amortized on a straight-line basis over 20 years. The acquisition is part of Kaiser's continued emphasis on its engineered products business unit. Total revenues for the Chandler facility were approximately $13.8 million for the year ended December 31, 1999 (unaudited).

      During the quarter ended March 31, 2000, Kaiser, in the ordinary course of business, sold certain non-operating properties for total proceeds of approximately $12.0 million. The sale did not have a material impact on Kaiser's operating results for the six months ended June 30, 2000.

      In February 2000, Kaiser completed the previously announced sale of its Micromill assets and technology to a third party for a nominal payment at closing and future payments based on subsequent performance and profitability of the Micromill technology. The sale did not have a material impact on Kaiser's operating results for the six months ended June 30, 2000.

      Headwaters Transactions
      On March 1, 1999, the United States and California acquired the Headwaters Timberlands, approximately 5,600 acres of timberlands containing a significant amount of virgin old growth timber, from Pacific Lumber and its wholly owned subsidiary, Salmon Creek. Salmon Creek received $299.9 million for its 4,900 acres, and for its 700 acres, Pacific Lumber received the 7,700 acre Elk River Timberlands, which Pacific Lumber contributed to Scotia LLC in June 1999. See
Note 10 below for a discussion of additional agreements entered into on March 1, 1999.

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

      Scotia LLC and Pacific Lumber also entered into agreements with California for the future sale of two timber properties known as the Owl Creek grove and the Grizzly Creek grove. Under these agreements, Scotia LLC would sell the Owl Creek grove to California, no later than June 30, 2001, for the lesser of the appraised fair market value or $79.7 million, and California must purchase from Pacific Lumber, no later than October 31, 2000, all or a portion of the Grizzly Creek grove for a purchase price determined based on fair market value, but not to exceed $20.0 million. California also has a five year option under these agreements to purchase additional property in the Grizzly Creek grove. The sale of the Owl Creek grove or Grizzly Creek grove will not be reflected in the Company's financial statements until each has been concluded.

6.    RESTRICTED CASH AND MARKETABLE SECURITIES

      Cash and marketable securities include the following amounts which are restricted (in millions):


                                                                          JUNE 30,     DECEMBER 31,
                                                                            2000           1999
                                                                        ------------- --------------
Current assets:
   Cash and cash equivalents:
      Amounts held as security for short positions
      in marketable securities .......................................  $       53.7  $        44.8
      Other restricted cash and cash equivalents......................           9.7            9.3
                                                                        ------------- --------------
                                                                                63.4           54.1
                                                                        ------------- --------------
   Marketable securities, restricted:
      Amounts held in SAR Account.....................................          16.0           15.9
                                                                        ------------- --------------

Long-term restricted cash and marketable securities:
   Amounts held in SAR Account........................................         143.8          153.2
   Amounts held in Prefunding Account.................................           3.0            3.3
   Other amounts restricted under the Timber Notes Indenture..........           0.3            0.4
   Other long-term restricted cash....................................           2.2            2.1
   Less: Amounts attributable to Timber Notes held in SAR Account.....         (20.1)             -
                                                                        ------------- --------------
                                                                               129.2          159.0
                                                                        ------------- --------------

Total restricted cash and marketable securities.......................  $      208.6  $       229.0
                                                                        ============= ==============



7.    INVENTORIES

      Inventories consist of the following (in millions):


                                                                                         JUNE 30,     DECEMBER 31,
                                                                                           2000           1999
                                                                                       ------------  --------------
Aluminum Operations:
   Finished fabricated aluminum products.............................................  $      92.3   $       118.5
   Primary aluminum and work in process..............................................        166.0           189.4
   Bauxite and alumina...............................................................         96.0           124.1
   Operating supplies and repair and maintenance parts...............................        125.3           114.1
                                                                                       ------------  --------------
                                                                                             479.6           546.1
                                                                                       ------------  --------------
Forest Products Operations:
   Lumber............................................................................         28.2            23.2
   Logs..............................................................................         17.7            21.4
                                                                                       ------------  --------------
                                                                                              45.9            44.6
                                                                                       ------------  --------------
                                                                                       $     525.5   $       590.7
                                                                                       ============  ==============


8.    LONG-TERM DEBT

      Long-term debt consists of the following (in millions):


                                                                                        JUNE 30,      DECEMBER 31,
                                                                                          2000            1999
                                                                                     --------------  --------------
12% MGHI Senior Secured Notes due August 1, 2003...................................  $       120.2   $       125.2
6.55% Scotia LLC Class A-1 Timber Collateralized Notes due July 20, 2028...........          139.6           152.6
7.11% Scotia LLC Class A-2 Timber Collateralized Notes due July 20, 2028...........          243.2           243.2
7.71% Scotia LLC Class A-3 Timber Collateralized Notes due July 20, 2028...........          463.3           463.3
KACC Credit Agreement..............................................................           37.6               -
107/8% KACC Senior Notes due October 15, 2006, including premium...................          225.6           225.6
97/8% KACC Senior Notes due February 15, 2002, net of discount.....................          224.6           224.6
Alpart CARIFA Loans................................................................           56.0            60.0
12 3/4% KACC Senior Subordinated Notes due February 1, 2003........................          400.0           400.0
Other aluminum operations debt.....................................................           53.5            62.6
Other notes and contracts, primarily secured by receivables, buildings,
    real estate and equipment......................................................           27.6            27.2
                                                                                     --------------  --------------
                                                                                           1,991.2         1,984.3
      Less: Current maturities.....................................................          (28.3)          (27.5)
           Timber Notes held in SAR Account........................................          (23.0)              -
                                                                                     --------------  --------------
                                                                                     $     1,939.9   $     1,956.8
                                                                                     ==============  ==============


      The amount attributable to the Timber Notes held in the SAR Account of $20.1 million reflected in Note 6 above represents the amount paid to acquire $23.0 million of principal amount of Timber Notes. This repurchase resulted in an extraordinary gain of $1.4 million, net of tax.

9.    PER SHARE INFORMATION

      Basic earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period including the weighted average impact of the shares of common stock issued and treasury stock acquired during the year from the date of issuance or repurchase. The weighted average common shares outstanding were 6,913,751 shares and 7,000,863 shares for the three months ended June 30, 2000 and 1999, respectively, and 7,064,960 shares and 7,000,863 shares for the six months ended June 30, 2000 and 1999, respectively.

      Diluted earnings (loss) per share calculations also include the dilutive effect of the Class A Preferred Stock (which is convertible into Common Stock) as well as common and preferred stock options. The weighted average number of common and common equivalent shares was 7,582,261shares and 7,000,863 shares for the three months ended June 30, 2000 and 1999, respectively, and 7,736,606 shares and 7,824,871 shares for the six months ended June 30, 2000 and 1999, respectively. The impact of outstanding convertible stock and stock options of 831,309 was excluded from the weighted average share calculation for the three months ended June 30, 1999 as its effect would have been antidilutive.

10.     CONTINGENCIES

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

      Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. At June 30, 2000, the balance of such accruals, which are primarily included in other noncurrent liabilities, was $46.6 million. These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology and Kaiser's assessment of the likely remediation actions to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 million to $9.0 million for the years 2000 through 2004 and an aggregate of approximately $20.0 million thereafter.

      As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. Kaiser believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $41.0 million. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, Kaiser is working to resolve certain of these matters. Kaiser believes that it has insurance coverage available to recover certain incurred and future environmental costs and is pursuing claims in this regard. No assurances can be given that Kaiser will be successful in its attempts to recover incurred or future costs from insurers or that the amount of recoveries received will ultimately be adequate to cover costs incurred. While uncertainties are inherent in the final outcome of these environmental matters, and it is impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      Asbestos Contingencies
      Kaiser is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with Kaiser or exposure to products containing asbestos produced or sold by Kaiser. The lawsuits generally relate to products Kaiser has not sold for at least 20 years. At June 30, 2000, the number of such claims pending was approximately 110,000, as compared with 100,000 at December 31, 1999. During 1999, approximately 29,300 of such claims were received and 15,700 were settled or dismissed. During the quarter and six months ended June 30, 2000, approximately 8,300 and 14,700 of such claims were received and 3,600 and 4,700 of such claims were settled or dismissed. The foregoing claim and settlement figures as of and for the quarter ended June 30, 2000, do not reflect the fact that as of June 30, 2000, Kaiser had reached agreements under which it expects to settle approximately 71,800 of the pending asbestos-related claims over an extended period.

     Kaiser maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed over a 10 year period (i.e., through 2009). Kaiser's estimate is based on its view, at each balance sheet date, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments,the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin Ehrmantraut Klein & Nash, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs and Kaiser's actual costs could exceed its estimates due to changes in facts and circumstances after the date of each estimate. Further, while Kaiser does not believe there is a reasonable basis for estimating asbestos-related costs beyond 2009 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2009, Kaiser expects that such costs may continue beyond 2009, and that such costs could be substantial. As of June 30, 2000, an estimated asbestos-related cost accrual of $377.8 million, before consideration of insurance recoveries, has been reflected in the accompanying financial statements primarily in other noncurrent liabilities. Kaiser estimates that annual future cash payments for asbestos-related costs will range from approximately $75.0 million to $100.0 million in the years 2000 to 2002, approximately $35.0 million for each of the years 2003 and 2004, and an aggregate of approximately $50.0 million thereafter.

      Kaiser believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although Kaiser has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements. The timing and amount of future recoveries from these and other insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies. Kaiser believes that substantial recoveries from the insurance carriers are probable. Kaiser reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller Ehrman White & McAuliffe LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. Accordingly, an estimated aggregate insurance recovery of $319.9 million, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in long-term receivables and other assets at June 30, 2000. However, no assurance can be given that Kaiser will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed Kaiser's aggregate insurance coverage.

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

      Labor Matters
      In connection with the USWA strike and subsequent lock-out by Kaiser, certain allegations of ULPs have been filed with the NLRB by the USWA. Kaiser responded to all such allegations and believes that they were without merit. In July 1999, the Oakland, California, regional office of the NLRB dismissed all material charges filed against Kaiser. In September 1999, the union filed an appeal of this ruling with the NLRB general counsel's office in Washington, D.C. In April 2000, Kaiser was notified by the general counsel of the NLRB of the dismissal of 22 of 24 allegations of ULPs previously brought against it by the USWA. In June 2000, the general counsel of the NLRB directed the Oakland Regional Office to issue a complaint on two allegations for trial before an administrative law judge. Also, in June 2000, the Oakland Regional Office issued a complaint, and a trial date has been set for November 2000. Any outcome from the trial before the administrative law judge would be subject to an additional appeal either by the USWA or Kaiser. This process could take months or years. If these proceedings eventually resulted in a definitive ruling against Kaiser, it could be obligated to provide back pay to USWA members at the five plants, and such amount could be significant. However, while uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

      FOREST PRODUCTS OPERATIONS

      Regulatory and environmental matters play a significant role in the Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP and Pacific Lumber's 2000 timber operator's license, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. As further described in Note 5 "Headwaters Transactions," on March 1, 1999, Pacific Lumber and the Company consummated the Headwaters Agreement with the United States and California. In addition to the transfer of the Headwaters Timberlands described in Note 4, the SYP and the HCP were approved and the Permits were issued.

       The SYP complies with certain California Board of Forestry regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years (subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs will be prepared every decade that address the harvest level based upon reassessment of changes in the resource base and other factors. The HCP and the Permits allow incidental "take" of certain species located on the Company's timberlands which have been listed as endangered or threatened under the ESA and/or CESA so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years. The Company believes that the SYP and the HCP should in the long- term expedite the preparation and facilitate approval of its THPs, although the Company is experiencing difficulties in the THP approval process as it implements these agreements.

      Under the Federal Clean Water Act, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board are in the process of establishing TMDLs for 17 northern California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In the December 16, 1999 EPA report dealing with TMDLs on two of the nine water courses, the agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. Nevertheless, establishment of the final TMDL requirements applicable to the Company's timberlands will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On December 2, 1997, the Wrigley lawsuit and the Rollins lawsuit were filed against the Company, certain of its subsidiaries and others. These actions allege, among other things, that the defendants' logging practices have damaged the plaintiffs' properties and property values by contributing to landslides (Rollins lawsuit) and the destruction of certain watersheds (Wrigley lawsuit). The Company believes that it has strong factual and legal defenses with respect to these matters; however, there can be no assurance that they will not have a material adverse effect on its financial position, results of operations or liquidity. On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed alleging various violations of the CESA and the CEQA, and challenging, among other things, the validity and legality of the Permits issued by California and the SYP. On March 31, 1999, the USWA lawsuit was filed also challenging the validity and legality of the SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the Company is working with the relevant government agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber. While the Company expects environmentally focused objections and lawsuits to continue, it believes that the HCP, the SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

      OTS CONTINGENCY AND RELATED MATTERS

     On December 26, 1995, the OTS initiated a formal administrative proceeding against the Company and others by filing the Notice. The Notice alleges, among other things, misconduct by the Respondents with respect to the failure of USAT, a wholly owned subsidiary of UFG. At the time of receivership, the Company owned approximately 13% of the voting stock of UFG. The Notice claims, among other things, that the Company was a savings and loan holding company, that with others it controlled USAT, and that, as a result of such status, it was obligated to maintain the net worth of USAT. The Notice makes numerous other allegations against the Company and the other Respondents, including that through USAT it was involved in prohibited transactions with Drexel Burnham Lambert Inc. The hearing on the merits of this matter commenced on September 22, 1997 and concluded on March 1, 1999. On February 10, 1999, the OTS and FDIC settled with all of the Respondents (except Mr. Charles Hurwitz, Chairman and Chief Executive Officer of the Company, the Company and Federated) for $1.0 million and limited cease and desist orders.

      Post hearing briefing concluded on January 31, 2000. In its post-hearing brief, the OTS claims, among other things, that the remaining Respondents, Mr. Hurwitz, the Company and Federated, are jointly and severally liable to pay either $821.3 million in restitution or reimbursement of $362.6 million for alleged unjust enrichment. The OTS also claims that each remaining Respondent should be required to pay $4.6 million in civil money penalties, and that Mr. Hurwitz should be prohibited from engaging in the banking industry. The Respondents' brief claims that none of them has any liability in this matter. A recommended decision by the administrative law judge is not expected any sooner than the third or fourth quarter of 2000. A final agency decision would thereafter be issued by the OTS Director. Such decision would then be subject to appeal by any of the parties to the federal appellate court.

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

      On May 31, 2000, the Company, Federated and Mr. Hurwitz filed the FDIC Counterclaim. The FDIC Counterclaim states that the FDIC illegally paid the OTS to bring claims against the Company, Federated and Mr. Hurwitz. The Company, Federated and Mr. Hurwitz are asking that the FDIC be ordered to not make any further payments to the OTS to fund the administrative proceedings described above, and they are seeking reimbursement of attorneys' fees and damages from the FDIC. As of June 30, 2000, such fees were in excess of $30 million.

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

11.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

      At June 30, 2000, the net unrealized loss on Kaiser's position in aluminum forward sales and option contracts (excluding the impact of those contracts discussed below which have been marked to market), energy forward purchase and option contracts, and forward foreign exchange contracts, was approximately $24.9 million (based on applicable quarter-end published market prices). As Kaiser's hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in these hedging activities will generally be offset by losses or gains, respectively, on the transactions being hedged.

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

      From time to time in the ordinary course of business, Kaiser enters into hedging transactions to provide price risk management in respect of the net exposure of earnings and cash flows resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot and bauxite, whose prices fluctuate with the price of primary aluminum. Forward sales contracts are used by Kaiser to effectively fix the price that Kaiser will receive for its shipments. Kaiser also uses option contracts (i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for its anticipated sales and/or (iii) to permit it to realize possible upside price movements. As of June 30, 2000, Kaiser had entered into option contracts that established a price range for an additional 136,000, 362,000 and 161,000 tons of primary aluminum with respect to 2000, 2001 and 2002, respectively.

      Additionally, as of June 30, 2000, Kaiser had also entered into a series of transactions with a counterparty that will provide it with a premium over the forward market prices at the date of the transaction for 2,000 tons of primary aluminum per month during the period from July 2000 through June 2001. Kaiser also contracted with the counterparty to receive certain fixed prices (also above the forward market prices at the date of the transaction) on 4,000 tons of primary aluminum per month over a three year period commencing October 2001 unless market prices during certain periods decline below a stipulated "floor" price, in which case, the fixed price sales portion of the transactions terminate. The price at which the October 2001 and later transactions terminate is well below current market prices. While Kaiser believes that the October 2001 and later transactions are consistent with its stated hedging objectives, these positions do not qualify for treatment as a "hedge" under current accounting guidelines. Accordingly, these positions will be "marked- to-market" each period. For the three and six months ended June 30, 2000, Kaiser recorded mark-to-market pre-tax gains (losses) of ($6.0 million) and $8.4 million, respectively, in investment, interest and other income (expense), net associated with the transactions described in this paragraph.

      As of June 30, 2000, Kaiser had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 2000, 2001 and 2002 at prices indexed to future prices of primary aluminum.

      ENERGY
      Kaiser is exposed to energy price risk from fluctuating prices for fuel oil, diesel oil and natural gas consumed in the production process. Kaiser from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of June 30, 2000, Kaiser held option contracts for the purchase of approximately 13,500 MMBtu of natural gas per day for the period October 2000 through December 2000 and 9,500 MMBtu of natural gas per day for the period January 2001 through June 2001. As of June 30, 2000, Kaiser also held a combination of fixed price purchase and option contracts for an average of 232,000 barrels per month of fuel oil for the remainder of 2000.

      FOREIGN CURRENCY
      Kaiser enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates. At June 30, 2000, Kaiser had net forward foreign exchange contracts for the purchase of 149.5 million Australian dollars from July 2000 through July 2001, in respect of its Australian dollar denominated commitments from July 2000 through July 2001. In addition, Kaiser has entered into option contracts that establish a price range for the purchase of 30.0 million Australian dollars for the period July 2000 through June 2001.

12.   SUBSEQUENT EVENT

      During August 2000, Kaiser agreed to sell certain power that it had under contract for the third quarter of 2001. The power being sold is in excess of Kaiser's current and expected future operating requirements. The power sale, which is subject to final documentation, will yield net proceeds, and is expected to result in a net pre-tax gain, of approximately $40.0 million during the third quarter of 2000.

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

      Industry Overview

      Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on Kaiser's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical fluctuations (see Note 11 to the Consolidated Financial Statements for a discussion of Kaiser's hedging activities).

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

     During 1999, the AMT Price per pound of primary aluminum declined from the low $.60 range at the beginning of the year to a low of approximately $.57 per pound in February and then began a steady increase ending 1999 at $.79 per pound. During the first quarter of 2000, the average AMT Price was $.79 per pound. During the second quarter of 2000, the average AMT Price was $.72 per pound; however, in mid-June the price began to increase, ending the second quarter at approximately $.77 per pound. The average AMT Price for primary aluminum for the week ended July 28, 2000, was approximately $.76 per pound.

      Summary
      The following table presents selected operational and financial information with respect to the Company's aluminum operations for the three and six months ended June 30, 2000 and 1999.


                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
                                                                   -------------------------     -------------------------
                                                                      2000           1999           2000          1999
                                                                   -----------  ------------     -----------   -----------
                                                                                 (In millions of dollars,
                                                                                except shipments and prices)
Shipments:(1)
   Alumina:
      Third party................................................       538.9         611.4          976.4        1,098.4
      Intersegment...............................................       156.7         189.3          434.3          339.6
                                                                   -----------    ----------     -----------    -----------
        Total alumina............................................       695.6         800.7        1,410.7        1,438.0
                                                                   -----------    ----------     -----------    -----------
   Primary aluminum:
      Third party................................................        86.1          69.0          165.5          131.9
      Intersegment...............................................        37.5          46.3           85.4           85.8
                                                                   -----------    ----------     -----------    -----------
        Total primary aluminum...................................       123.6         115.3          250.9          217.7
                                                                   -----------    ----------     -----------    -----------
   Flat-rolled products..........................................        39.0          59.0           90.8          111.5
                                                                   -----------    ----------     -----------    -----------
   Engineered products...........................................        44.3          43.5           91.6           84.9
                                                                   -----------    ----------     -----------    -----------
Average realized third party sales price: (3)
   Alumina (per ton).............................................  $      204     $     170      $     204     $      171
   Primary aluminum (per pound)..................................         .69           .66            .71            .65
Net sales:
   Bauxite and alumina:
      Third party (includes net sales of bauxite)................  $    120.2 (2) $   110.8      $   221.0 (2) $    200.5
      Intersegment...............................................        29.5 (2)      29.6           86.3 (2)       52.6
                                                                   -----------    ----------     -----------    -----------
        Total bauxite and alumina................................       149.7         140.4          307.3          253.1
                                                                   -----------    ----------     -----------    -----------
   Primary aluminum:
      Third party................................................       130.6         100.5          257.7          189.6
      Intersegment...............................................        57.5          63.1          139.6          112.2
                                                                   -----------    ----------     -----------    -----------
        Total primary aluminum...................................       188.1         163.6          397.3          301.8
                                                                   -----------    ----------     -----------    -----------
   Flat-rolled products..........................................       121.4         155.3          275.1          303.6
   Engineered products...........................................       145.0         137.8          304.5          271.3
   Minority interests............................................        25.3          20.6           49.9           39.4
   Eliminations..................................................       (87.0)        (92.7)        (225.9)        (164.8)
                                                                   -----------    ----------     -----------    -----------
        Total net sales..........................................  $    542.5     $   525.0      $ 1,108.2      $ 1,004.4
                                                                   ===========    ==========     ===========    ===========
Operating income (loss)(4).......................................  $     53.0     $     2.2      $    91.4      $   (29.3)
                                                                   ===========    ==========     ===========    ===========
Income (loss) before income taxes and minority interests.........  $     18.2     $   (24.0)     $    38.3      $   (81.9)
                                                                   ===========    ==========     ===========    ===========
Capital expenditures and investments in unconsolidated
   affiliates....................................................  $     69.1     $    13.8      $    85.8      $    30.3
                                                                   ===========    ==========     ===========    ===========

-----------------------
(1) Shipments are expressed in thousands of metric tons. A metric ton is equivalent to 2,204.6 pounds.
(2) Net sales for the three and six months ended June 30, 2000, included approximately 68,000 tons and 145,000 tons, respectively, of alumina purchased from third parties and resold to certain unaffiliated customers and 15,000 tons and 54,000 tons, respectively, of alumina purchased from third parties and transferred to Kaiser's primary aluminum business unit.
(3) Average realized prices for the Kaiser's flat-rolled products and engineered products segments are not presented as such prices are subject to fluctuations due to changes in product mix. Average realized third party sales prices for alumina and primary aluminum include the impact of hedging activities.
(4) Operating income for the three and six months ended June 30, 2000, included the following: estimated business interruption insurance recoveries totaling $40.5 million and $65.8 million, respectively; approximately $1.5 million and $3.5 million, respectively, of non-recurring expenses related to corporate staff cost reduction and efficiency initiatives; a non-recurring pre-tax gain of $15.8 million relating to the sale of power; and $0.7 million of non-recurring pre-tax costs related to product line exit. Additionally, depreciation was suspended for the Gramercy facility as a result of the July 5, 1999 incident. Depreciation expense for the Gramercy facility for the six months ended June 30, 1999, was approximately $6.0 million. Operating income (loss) for the quarter and six months ended June 30, 1999, included potline restart costs of $2.5 million and $9.6 million, respectively. Kaiser's Micromill assets and technology were sold to a third party in February 2000.



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

      From the date of the Gramercy incident through June 30, 2000, Kaiser had expended or incurred costs or losses associated with the Gramercy incident totaling $131.7 million, consisting of clean-up, site preparation and business interruption costs. From the date of the Gramercy incident through June 30, 2000, $88.1 million of insurance recoveries related to these costs had been received. In addition, during the second quarter of 2000, Kaiser spent approximately $48.0 million on Gramercy-related construction activities and received $24.0 million of insurance recoveries for capital expenditures related to the rebuilding of the Gramercy facility. Gramercy-related capital spending prior to the second quarter of 2000 was not significant.

      Washington Smelters' Operating Level
      As a result of unprecedented high market prices for power in the Pacific Northwest, Kaiser has temporarily curtailed approximately 128,000 tons of its annual primary aluminum production at the Tacoma and Mead, Washington, smelters and has sold 100 megawatts of power that it had under contract through June 30, 2001. As a result of the curtailment, Kaiser will avoid the need to purchase power on a variable cost basis. Additionally, the sale of power is expected to substantially mitigate the cash impact of the potline curtailment over the contract period for which the power was sold. To implement the curtailment, Kaiser has temporarily curtailed the two and one-half operating potlines at its Tacoma smelter and two and one-half out of a total of eight potlines at its Mead smelter. One-half of a potline at the Tacoma smelter was already curtailed.

      As a result of the sale of the power, Kaiser recorded a net pre-tax gain of approximately $15.8 million which amount was composed of gross proceeds of $31.3 million offset by incremental excess power costs in the second quarter, employee termination expenses and other fixed commitments. The net gain was recorded as a reduction of cost of sales and operations.

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

      In June 2000, Kaiser and USWA representatives agreed to a methodology to resolve the remaining differences between the parties. During July 2000, the USWA announced that its members had voted to accept this methodology. Under the agreement between Kaiser and the USWA, the parties continued to negotiate certain matters until mid-August. Since Kaiser and the USWA were unable to reach a complete agreement, the parties will proceed with binding arbitration. The arbitration will be completed by mid-September 2000, and it is expected that the USWA workers will return to the plants during September and October 2000.

      As certain financial terms remain to be arbitrated, Kaiser cannot estimate the financial statement impact of the pending labor settlement. While Kaiser expects that many of its labor and financial objectives will be achieved in the pending settlement, it is anticipated that the labor settlement will result in certain one time charges and re-integration costs.

      In connection with the USWA strike and subsequent lock-out by Kaiser, certain allegations of ULPs have been filed with the NLRB by the USWA. Kaiser responded to all such allegations and believes that they were without merit. In July 1999, the Oakland, California, regional office of the NLRB dismissed all material charges filed against Kaiser. In September 1999, the union filed an appeal of this ruling with the NLRB general counsel's office in Washington, D.C. In April 2000, Kaiser was notified by the general counsel of the NLRB of the dismissal of 22 of 24 allegations of ULPs previously brought against it by the USWA. In June 2000, the general counsel of the NLRB directed the Oakland Regional Office to issue a complaint on two allegations for trial before an administrative law judge. Also, in June 2000, the Oakland Regional Office issued a complaint, and a trial date has been set for November 2000. Any outcome from the trial before the administrative law judge would be subject to an additional appeal either by the USWA or Kaiser. This process could take months or years. If these proceedings eventually resulted in a definitive ruling against Kaiser, it could be obligated to provide back pay to USWA members at the five plants, and such amount could be significant. However, while uncertainties are inherent in the final outcome of such matters, the Company believes that the resolution of the alleged ULPs should not result in a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

      Strategic Initiatives
      Kaiser has devoted significant efforts analyzing its existing asset portfolio with the intent of focusing its efforts and capital in sectors of the industry that are considered most attractive and in which Kaiser believes it is well positioned to capture value. This process has continued in 2000. In the first quarter of 2000, Kaiser, in the ordinary course of business, sold certain non-operating properties and its Micromill assets and technology. In June 2000, Kaiser purchased the assets of a drawn tube aluminum fabricating operation. This acquisition is part of Kaiser's continued focus on growing its engineered products operations.

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

      Flat-Rolled Products
      In December 1999, Kaiser announced that its flat-rolled products business unit expects to accelerate its product mix shift toward higher value added product lines such as heat-treat, beverage can lid and tab stock, automotive and other niche businesses, and away from beverage can body stock. This process should be completed during the fourth quarter of 2000, at which point Kaiser will assess related issues such as employment levels at the Trentwood facility. Although the shift in product mix is expected to have a favorable impact on Kaiser's results and financial position over the long term, it is possible that such a product mix shift may result in certain one-time charges.

      Net Sales

     Bauxite and alumina. Third party net sales of alumina increased 8% for the quarter ended June 30, 2000, as compared to the same period in 1999 as a 20% increase in third party average realized prices was partially offset by a 12% decrease in third party shipments. The increase in average realized prices was due to an increase in primary aluminum market prices related to Kaiser's primary aluminum-linked customers sales contracts, partially offset by allocated net losses from Kaiser's hedging activities. The decrease in quarter-over-quarter shipments resulted primarily from differences in the timing of shipments and, to a lesser extent, the net effect of the Gramercy incident, after considering the 68,000 tons of alumina purchased by Kaiser in 2000 from third parties to fulfill third party sales contracts. Intersegment net sales of alumina were essentially flat for the quarter ended June 30, 2000, as compared to the same period in 1999. A 23% increase in the intersegment average realized price was offset by a 17% decrease in intersegment shipments. The increase in the intersegment average realized price is the result of increases in primary aluminum prices from period to period as intersegment transfers are made on the basis of market prices on a lagged basis of one month. The decrease in shipments was due to the timing of shipments as well as the unfavorable impact of the curtailments of the potlines at Kaiser's Washington smelters in mid-June 2000 as discussed above. Intersegment net sales included approximately 15,000 tons of alumina purchased from third-parties and transferred to the primary aluminum business unit.

   For the six-month period ended June 30, 2000, third party net sales of alumina were 10% higher than the comparable period in 1999 as a 19% increase in third party average realized prices was partially offset by an 11% decrease in third party shipments. The increase in average realized prices and decrease in third party shipments during the first six months of 2000 as compared to 1999 was attributable to the same price and volume factors discussed above. Third party net sales included approximately 145,000 tons of alumina purchased by Kaiser from third parties to fulfill third party sales contracts. Intersegment net sales for the six month period ended June 30, 2000, increased 64% as compared to the same period in 1999. The increase was due to a 28% increase in the intersegment average realized price and a 28% increase in intersegment shipments. The increase in the intersegment average realized price is the result of increases in primary aluminum prices from period to period as intersegment transfers are made on the basis of market prices on a lagged basis of one month. The increase in shipments was due to the favorable impact of operating more potlines at Kaiser's smelters during the first four months of 2000 as compared to the same months in 1999. Intersegment net sales included approximately 54,000 tons of alumina purchased from third-parties and transferred to the primary aluminum business unit.

      Primary aluminum. Third party net sales of primary aluminum were up 30% for the second quarter of 2000, as compared to the same period in 1999 as a result of a 25% increase in third party shipments and a 5% increase in third party averaged realized prices. The increase in shipments was primarily due to the favorable impact of the increased operating rate at the Valco and Washington smelters offset, in part, by the mid-June 2000 curtailment of the potlines at the Washington smelters discussed above. The increase in the average realized prices reflects the 13% increase in primary aluminum market prices partially offset by allocated net losses from Kaiser's hedging activities. Intersegment net sales were down approximately 9% between the second quarter of 2000 and the second quarter of 1999. This decrease was the result of a 19% decrease in intersegment shipments offset, in part, by a 13% increase in intersegment average realized prices. The increase in the intersegment average realized price was due to higher market prices for primary aluminum.

      For the six-month period ended June 30, 2000, third party sales of primary aluminum increased approximately 36% from the comparable period in 1999, reflecting a 25% increase in third party shipments and a 9% increase in third party average realized prices. The increases in year-to-date 2000 shipments and prices compared to 1999 were attributable to the same factors described above. Intersegment net sales for the first half of 2000 were up 24% as compared to the same period in 1999. This increase primarily resulted from a 25% increase in average realized prices reflecting higher market prices for primary aluminum. Intersegment shipments were essentially flat.

      Flat-rolled products. Net sales of flat-rolled products decreased by 22% during the second quarter 2000 as compared to 1999 as a 34% decrease in shipments was offset by an 18% increase in average realized prices. The decrease in shipments was primarily due to reduced shipments of can body stock as a part of Kaiser's planned exit from this product line. Offsetting the reduced can body stock shipments was a modest quarter over quarter improvement in heat-treat products. The increase in average realized prices primarily reflects the change in product mix (resulting from the can stock body exit) as well as the pass through to customers of increased market prices for primary aluminum.

   For the six-month period ended June 30, 2000, net sales of flat-rolled products decreased by 9% as compared to the same period in 1999 as a 19% decrease in shipments was offset by an 11% increase in average realized prices. The decline in year-to-date 2000 shipments is primarily attributable to the aforementioned decline in can body stock offset, in part, by increased shipments of general engineering heat-treat products. The increase in the average realized price reflects the pass through to customers of increased market prices for primary aluminum offset, in part, by the substantial decline in the demand for aerospace heat-treat products subsequent to the first quarter of 1999.

     Engineered products. Net sales of engineered products increased approximately 5% during the second quarter 2000 as compared to 1999, reflecting a 2% increase in product shipments and a 3% increase in average realized prices. Increased product shipments are the result of increased demand in the distribution market offset by reduced engineered component deliveries resulting from a product line exit. The increase in average realized prices reflects increased prices for soft alloy extrusions offset, in part, by a shift in product mix. For the six-month period ended June 30, 2000, net sales of engineered products increased approximately 12% as compared to the same period in 1999 as the result of an 8% increase in product shipments and a 4% increase in average realized prices. In addition to the factors described above for the quarter ended June 30, 2000, the price and value factors for the six-month period ended June 30, 2000, also reflect a short-term market related spike in certain hard alloy extrusion products. The changes in average realized prices for the quarter and six-month periods ended June 30, 2000, also reflect the pass through to customers of increased market prices for primary aluminum.

   Operating Income (Loss)

      Bauxite and alumina. Operating income for the quarter and six-month periods ended June 30, 2000, increased from the comparable periods in 1999 primarily as the result of the increases in the average realized prices offset in part by the net decrease in shipments as discussed above.

      Primary aluminum. Operating income for the quarter and six-month periods ended June 30, 2000, was up from the comparable periods 1999. The primary reason for the increases was the improvements in average realized prices and net shipments discussed above. However, both years' operating results included several non-recurring transactions. The quarter and six-month periods ended June 30, 2000, results also included a net gain of $15.8 million associated with the sale of power described above; while the quarter and six-month periods ended June 30, 1999, results included costs of approximately $2.5 million and $9.6 million, respectively, associated with preparing and restarting potlines at the Valco and Washington smelters. In addition, primary aluminum operating income for the quarter and six-month periods ended June 30, 2000, have been adversely affected by increases in alumina and electric power costs. Even after excluding the excess power costs experienced by Kaiser in the second quarter in the Pacific Northwest, power costs have increased. New agreements entered into in both Ghana and Wales will provide for increased power stability but at increased costs.

      Flat-rolled products. The decrease in operating income in the quarter and the six-month periods ended June 30, 2000, were attributable to the same factors described above. Operating income also reflects the benefit of lower plant overhead and reduced major maintenance spending.

      Engineered products. Operating income increased in the quarter and six-month period ended June 30, 2000, as compared to the comparable periods in 1999. These increases primarily reflect the impact of the demand in the distribution and redraw rod markets. Operating income for the quarter and six month periods ended June 30, 2000, included non-recurring severance charges of $0.7 million related to a product line exit. Operating income for the six months ended June 30, 1999, included equity in earnings of $2.5 million from Kaiser's 50% interest in AKW, which was sold in April 1999.

      Eliminations. Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

      Income (Loss) Before Income Taxes and Minority Interests

      Income (loss) before income taxes and minority interests for the quarter ended June 30, 2000, increased compared to the second quarter 1999 due to the increase in operating income discussed above offset by pre-tax losses of $6.0 million to reflect mark-to-market adjustments on certain primary aluminum hedging transactions. For the six months ended June 30, 2000, income (loss) before income taxes and minority interests increased over the comparable prior year period due to the increase in operating income discussed above and due to pre-tax gains of $8.4 million to reflect mark- to-market adjustments on certain primary aluminum adjustments.

      Results for the quarter and six-month periods ended June 30, 1999, included three essentially offsetting items. A favorable $50.5 million pre-tax gain on the sale of Kaiser's interests in AKW was offset by a non-cash pre-tax charge of $38.0 million for asbestos-related claims and a pre-tax charge of $13.5 million to reflect a mark-to-market adjustment on certain primary aluminum hedging transactions.


   FOREST PRODUCTS OPERATIONS

      The Company's forest products operations are conducted by MGI, through Pacific Lumber and Britt. MGI's business is somewhat seasonal, and its net sales have been historically higher in the months of April through November than in the months of December through March. Management expects that MGI's revenues and cash flows will continue to be seasonal. Accordingly, MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year.

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

      The following table presents selected operational and financial information for the three and six months ended June 30, 2000 and 1999.



                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2000         1999        2000        1999
                                                                   -----------  ----------  ----------  -----------
                                                                           (IN MILLIONS OF DOLLARS, EXCEPT
                                                                                SHIPMENTS AND PRICES)
                                                                   -----------  ----------  ----------  -----------
Shipments:
   Lumber: (1)
      Redwood upper grades.......................................         3.8         6.4         7.3         14.2
      Redwood common grades......................................        41.2        28.9        76.6         67.6
      Douglas-fir upper grades...................................         3.2         2.5         5.7          4.5
      Douglas-fir common grades..................................        19.8        12.4        38.9         27.7
      Other......................................................         1.7         1.9         4.7          4.4
                                                                   -----------  ----------  ----------  -----------
        Total lumber.............................................        69.7        52.1       133.2        118.4
                                                                   ===========  ==========  ==========  ===========
   Wood chips (2)................................................        45.5        31.2        84.5         76.6
                                                                   ===========  ==========  ==========  ===========

Average sales price:
   Lumber: (3)
      Redwood upper grades.......................................  $    1,830   $   1,499   $   1,728   $    1,454
      Redwood common grades......................................         759         625         750          588
      Douglas-fir upper grades...................................       1,342       1,322       1,324        1,299
      Douglas-fir common grades..................................         372         450         398          410
   Wood chips (4)................................................          69          74          66           78

Net sales:
   Lumber, net of discount.......................................  $     50.1   $    36.6   $    93.8   $     78.2
   Wood chips....................................................         3.2         2.3         5.6          5.9
   Cogeneration power............................................         1.0         0.7         1.6          1.3
   Other.........................................................         1.6         1.8         2.3          2.7
                                                                   -----------  ----------  ----------  -----------
        Total net sales..........................................  $     55.9   $    41.4   $   103.3   $     88.1
                                                                   ===========  ==========  ==========  ===========
Operating income (loss)..........................................  $      8.6   $    (3.3)  $    14.4   $     (4.7)
                                                                   ===========  ==========  ==========  ===========
Operating cash flow (5)..........................................  $     13.5   $     1.0   $    23.9   $      4.5
                                                                   ===========  ==========  ==========  ===========
Income (loss) before income taxes and minority interests (6).....  $     (1.5)  $    (9.7)  $    (6.4)  $    216.5
                                                                   ===========  ==========  ==========  ===========
Capital expenditures.............................................  $      4.1   $     5.2   $     6.0   $     17.6
                                                                   ===========  ==========  ==========  ===========

---------------------------
(1)   Lumber shipments are expressed in millions of board feet.
(2) Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(3)   Dollars per thousand board feet.
(4)   Dollars per bone dry unit.
(5) Operating income before depletion and depreciation, also referred to as "EBITDA."
(6) Results for the six months ended June 30, 1999 include a $239.8 million gain on the sale of the Headwaters Timberlands.



        Net Sales
        Net sales for the three and six month periods ended June 30, 2000 increased from the comparable 1999 periods. For the quarter, net sales increased primarily due to higher shipments of common grade redwood and Douglas-fir lumber and due to higher prices for redwood lumber. This improvement was offset somewhat by lower shipments of upper grade redwood lumber due to continuing reductions in the volume of logs available for the production of lumber products. The failure of government agencies to approve THPs in a timely manner continues to adversely affect log supply and disrupt the normal functioning of business operations. Net sales for the six months ended June 30, 2000 increased over the comparable prior year period due to higher prices for redwood lumber. While shipments for common grade redwood and for upper and common grade Douglas-fir lumber increased, this improvement was substantially offset by lower shipments of upper grade redwood lumber.

        Operating Income (Loss)
        The forest products segment had an increase in operating income for the three and six months ended June 30, 2000 as compared to operating loss for the comparable 1999 periods, primarily due to increases in net sales discussed above. In addition, costs of sales and operations as a percentage of net sales were lower due to increased efficiencies at the sawmills and a reduction in logging costs.

        Income (Loss) Before Income Taxes and Minority Interests
        Income before income taxes for the quarter ended June 30, 2000 increased from the comparable 1999 period, primarily due to higher operating income discussed above. Income before income taxes for the first half of 2000 decreased from the comparable prior year period, principally due to the gain on the sale of the Headwaters Timberlands of $239.8 million ($142.1 million net of deferred taxes or $18.17 per share).

   REAL ESTATE OPERATIONS

      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Puerto Rico, Arizona and California.


                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2000         1999        2000        1999
                                                                   -----------  ----------  ----------  -----------
                                                                               (IN MILLIONS OF DOLLARS)

Net sales........................................................  $     12.3   $    17.6   $    18.5   $     28.2
Operating income (loss)..........................................         1.4         0.8        (2.1)        (1.3)
Income before income taxes and minority interests................         6.1         3.3         5.5          2.8
Capital expenditures, net of tax credit..........................         1.6         2.2         2.6          0.7


        Net Sales
        Net sales for the quarter and six months ended June 30, 2000 decreased from the same prior year periods primarily due to lower sales of real estate at the Company's Palmas del Mar, Fountain Hills and Mirada development projects.

        Operating Income (Loss)
        Operating income increased for the quarter ended June 30, 2000 from the same period in 1999 primarily due to an insurance reimbursement for business interruption experienced at Palmas del Mar as a result of a 1998 hurricane. The operating loss increased for the six months ended June 30, 2000 from the same period in 1999 primarily due to lower net sales discussed above.

        Income Before Income Taxes and Minority Interests
        Income before income taxes and minority interests for the quarter and six months ended June 30, 2000 increased when compared to the same periods in 1999 primarily due to higher equity in earnings from real estate joint ventures in Arizona.

   RACING OPERATIONS

      Industry Overview

      The Company, through its subsidiaries, has a 98.9% ownership interest in SHRP, Ltd., a Texas limited partnership, which owns and operates Sam Houston Race Park, a Class 1 horse racing facility in Houston, Texas, and Valley Race Park, a greyhound racing facility located in Harlingen, Texas, which began operations in mid-March of 2000. Results of operations between periods are generally not comparable due to the timing, varying lengths and types of racing meets held. Historically, Sam Houston Race Park has derived a significant amount of its annual net pari-mutuel commissions from live racing and simulcasting. Net pari-mutuel commissions have typically been highest during the first and fourth quarters of the year, the time during which live thoroughbred racing has historically been conducted.


                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2000         1999        2000        1999
                                                                   -----------  ----------  ----------  -----------
                                                                               (IN MILLIONS OF DOLLARS)
Net sales........................................................  $      6.1   $     4.8   $    14.4   $     12.9
Operating income (loss)..........................................         0.1        (0.1)        1.5          2.2
Income before income taxes and minority interests................           -          -          1.3          2.0
Capital expenditures.............................................         0.7         0.3         3.9          0.4



      Net Sales
      Net sales for the racing segment in the quarter and six months ended June 30, 2000 were higher compared to the same periods in 1999 due to the opening of Valley Race Park.

      Operating Income (Loss)
      Operating income for the racing segment for the quarter ended June 30, 2000 was comparable to the same period in 1999. Operating income for the racing segment decreased for the six months ended June 30, 2000 from the same period in 1999 due to increases in marketing-related expenses at Sam Houston Race Park and due to start-up expenses at Valley Race Park.

      Income Before Income Taxes and Minority Interests
      Income before income taxes and minority interests for this segment decreased for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 primarily due to the decrease in operating income discussed above. Results between the quarters ended June 30, 2000 and June 30, 1999 were comparable.

   OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS


                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   ------------------------------------------------
                                                                      2000         1999        2000        1999
                                                                   -----------  ----------  ----------  -----------
                                                                               (IN MILLIONS OF DOLLARS)

Operating loss...................................................  $     (2.5)  $    (2.2)  $    (6.1)  $     (4.7)
Income (loss) before income taxes and minority interests.........         0.2        (6.2)       (3.8)       (11.5)



      The operating losses represent corporate general and administrative expenses that are not allocated to the Company's industry segments. The income
(loss) before income taxes and minority interests includes operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, which are not attributable to the Company's industry segments. The income (loss) before income taxes and minority interests for the quarter and six months ended June 30, 2000 showed improvement over the prior year periods due to the increase in earnings on marketable securities.

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

   PARENT COMPANY AND MGHI

      The Company conducts its operations primarily through its subsidiaries. Creditors of subsidiaries of the Company as well as KACC's preferred stockholders have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the Company. As of June 30, 2000, the indebtedness of the Company's subsidiaries and the minority interests attributable to KACC's preferred stockholders reflected on the Consolidated Balance Sheet were $1,973.9 million and $17.7 million, respectively. Certain of the Company's subsidiaries, principally Kaiser and MGHI (and in turn MGHI's subsidiaries), are restricted by their various debt instruments as to the amount of funds that can be paid in the form of dividends or loaned to the Company. As of June 30, 2000, the Company's other subsidiaries (principally real estate) had an aggregate of nonrestricted cash and unused borrowing availability of approximately $24.1 million which could have been paid to the Company. During the six months ended June 30, 2000, the Company received $11.2 million from its real estate subsidiaries.

      During the six months ended June 30, 2000, MGHI received an aggregate of $108.4 million in dividends from MGI, $90.0 million of which was made available using proceeds from the sale of the Headwaters Timberlands. MGHI in turn paid a $45.0 million dividend to the Company.

      During the six months ended June 30, 2000, $5.0 million of MGHI Notes were repurchased by MGHI, reducing the outstanding balance to $120.2 million.

      For the period from January 1, 2000 through the date of this report, the Company purchased 509,400 shares of its common stock for $12.7 million.

      Kaiser has an effective shelf registration statement covering the offering of up to 10 million shares of Kaiser common stock owned by the Company.

      As of June 30, 2000, the Company (excluding its subsidiaries) had cash and marketable securities of approximately $79.6 million, and MGHI (excluding its subsidiaries) had cash and marketable securities of $58.7 million.

      The Company believes that its existing resources, together with the cash available from subsidiaries and financing sources, will be sufficient to fund its working capital requirements for the next year. With respect to its long-term liquidity, the Company believes that its existing cash and cash resources, together with the cash proceeds from the sale of assets and distributions from its subsidiaries should be sufficient to meet its working capital requirements and required debt service obligations. However, there can be no assurance that the Company's cash resources, together with the cash proceeds from the sale of assets, distributions from its subsidiaries and other sources of financing, will be sufficient for such purposes. Any adverse outcome of the litigation or the regulatory and environmental matters described in Note 10 to the Consolidated Financial Statements could materially adversely affect the Company's consolidated financial position, results of operations or liquidity.

   ALUMINUM OPERATIONS

      At June 30, 2000, Kaiser had working capital of $332.4 million, compared with working capital of $336.0 million at December 31, 1999. The decrease in working capital primarily resulted from an increase in trade and other receivables offset by decreases in inventories, prepaid expenses and other current assets and an increase in accounts payable. The increase in trade receivables reflects the increased market prices for primary aluminum. The increase in other receivables was primarily due to the sale of power (see Note 4 to the Consolidated Financial Statements) and an increase in the estimated business interruption insurance recoveries related to the Gramercy facility incident (see Note 3 to the Consolidated Financial Statements). The decrease in inventories reflects a planned focus on inventory reduction and efficiency initiatives and the exit from production of can body stock at the flat-rolled products business unit. Changes in receivables and inventories reflect the factors described in "--Results of Operations--Aluminum Operations." The decrease in prepaid expenses and other current assets resulted primarily from receipts by Kaiser of margin deposits resulting from reduced margin requirements due to lower end of period primary aluminum market prices. The increase in accounts payable was primarily due to the timing of payments for third party alumina purchases as well as increased capital spending related to the Gramercy incident.

     Capital expenditures during the six months ended June 30, 2000 were $85.8 million, consisting primarily of $54.9 million for the rebuilding of the Gramercy facility and $13.3 million for the purchase of the non-working capital assets of a drawn tube aluminum fabricating operation (see Note 5 to the Consolidated Financial Statements). The remainder of the 2000 capital expenditures were used to improve production efficiency and reduce operating costs at Kaiser's other facilities. Total consolidated capital expenditures, excluding the expenditures for the rebuilding of the Gramercy facility, are expected to be between $80.0 million and $115.0 million per annum in each of 2000 through 2002 (of which approximately 10% is expected to be funded by Kaiser's minority partners in certain foreign joint ventures). See below for a discussion of Gramercy related capital spending. Kaiser's management continues to evaluate numerous projects all of which would require substantial capital, both in the United States and overseas. The level of capital expenditures may be adjusted from time to time depending on Kaiser's price outlook for primary aluminum and other products, its ability to assure future cash flows through hedging or other means, Kaiser's financial position and other factors.

      Kaiser is highly leveraged and has significant debt service requirements. At June 30 2000, Kaiser had long-term debt of $997.3 million, compared with $972.8 million at December 31, 1999.

      At June 30, 2000, $37.6 million of borrowings were outstanding under the KACC Credit Agreement. Kaiser had $207.8 million (of which $59.7million could have been used for letters of credit) of unused availability remaining under the KACC Credit Agreement at June 30, 2000. As of July 31, 2000, $25.3 million of borrowings were outstanding under the KACC Credit Agreement.

      In addition to the shelf registration covering 10.0 million shares of Kaiser's common stock owned by the Company discussed above (the proceeds of which sale would be paid to the Company rather than Kaiser), Kaiser has an effective shelf registration statement covering the offering from time to time of up to $150.0 million of equity securities.

      Kaiser's near-term liquidity will be, as more fully discussed below, affected by the Gramercy incident and the amount of net payments for asbestos liabilities.

      From the date of the Gramercy incident through June 30, 2000, Kaiser had expanded or incurred costs or losses associated with the Gramercy incident totaling $131.7 million, consisting of clean-up, site preparation and business interruption costs. From the date of the Gramercy incident through June 30, 2000, $88.1 million of insurance recoveries related to these costs had been received. In addition, during the second quarter of 2000, Kaiser spent approximately $48.0 million on Gramercy-related construction activities and received $24.0 million of insurance recoveries for capital expenditures related to the rebuilding of the Gramercy facility, which amount reduced the minimum property damage receivable recorded in the fourth quarter of 1999. Until all construction activity at the Gramercy facility is completed and full production is restored, Kaiser will continue to incur substantial business interruption costs and capital spending. Business interruption costs are expected to be substantially offset by insurance recoveries. A minimum of an additional $76.0 million of capital spending is expected to be funded by insurance recoveries. The remainder of the Gramercy- related capital expenditures will be funded by Kaiser using existing cash resources, funds from operations and/or borrowings under the KACC Credit Agreement. The amount of capital expenditures to be funded by Kaiser will depend on, among other things, the ultimate cost and timing of the rebuild and negotiations with the insurance carriers. Kaiser continues to work with the insurance carriers to maximize the amount of recoveries and to minimize, to the extent possible, the period of time between when Kaiser expends funds and when it is reimbursed. Kaiser will likely have to continue to fund an average of 30 - 60 days of property damage and business interruption activity, unless some other arrangement is agreed with the insurance carriers, and such amounts will be significant. Kaiser believes it has sufficient financial resources to fund the construction and business interruption costs on an interim basis. However, no assurances can be given in this regard.

      Kaiser's estimated annual cash payments, prior to insurance recoveries, for asbestos-related costs will be approximately $75.0 million to $100.0 million for each of the years 2000 through 2002. Kaiser believes that it will recover a substantial portion of these payments from insurance. However, delays in receiving these or future insurance repayments would have an adverse impact on Kaiser's liquidity.

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

   FOREST PRODUCTS OPERATIONS

      As of June 30, 2000, MGI and its subsidiaries had cash and marketable securities, including short and long-term amounts, of $246.8 million. Short and long-term restricted cash and marketable securities includes $159.8 million held in the SAR Account (including $20.1 million of repurchased Timber Notes). The fair value of the SAR Account, including the acquired Timber Notes, as of June 30, 2000 was $160.3 million.

      Long-term debt, including current maturities, was $829.7 million as of June 30, 2000 as compared to $860.2 million at December 31, 1999. The decrease in long-term debt was primarily due to the repurchase of $23.0 million principal amount of Timber Notes using $20.1 million of funds held in the SAR Account. In addition, long-term debt declined as a result of principal payments on the Timber Notes. On May 26, 2000, the Scotia LLC Line of Credit was extended for an additional year to July 15, 2001. As of June 30, 2000, $5.6 million was outstanding under the Scotia LLC Line of Credit which was subsequently paid on July 20, 2000. On the July 20, 2000 note payment date for the Timber Notes, Scotia LLC had $3.1 million in cash available to pay the $31.1 million of interest due. Scotia LLC borrowed the remaining $28.0 million in funds under the Scotia LLC Line of Credit. In addition, Scotia LLC repaid $2.9 million of principal on the Timber Notes using funds held in the SAR Account.

      As of June 30, 2000, $38.3 million of borrowings was available under the Pacific Lumber Credit Agreement, no borrowings were outstanding and letters of credit outstanding amounted to $12.6 million.

      MGI and its subsidiaries anticipate that existing cash, cash equivalents, marketable securities, funds available from the SAR Account and available sources of financing will be sufficient to fund their working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, although MGI and its subsidiaries believe that their existing cash and cash equivalents should provide sufficient funds to meet their working capital and capital expenditure requirements and their required debt service obligations, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from Scotia LLC, there can be no assurance that this will be the case. Furthermore, due to its highly leveraged condition, MGI is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see Note 10 to the Consolidated Financial Statements), increased competition from other lumber producers or alternative building products and general economic conditions.

   REAL ESTATE OPERATIONS

      As of June 30, 2000, the real estate segment had cash and marketable securities of $22.7 million, $5.6 million of which is restricted. Long-term debt, including current maturities, was $26.4 million as of June 30, 2000 as compared to $25.5 million as of December 31, 1999. As of June 30, 2000, the Company's real estate subsidiaries had approximately $14.4 million available for use under two revolving bank credit facilities which allow for a maximum of $23.6 million outstanding. There were $2.1 million of outstanding borrowings and letters of credit outstanding amounted to $1.6 million.

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

   RACING OPERATIONS

      At June 30, 2000, SHRP, Ltd. had cash and cash equivalents of $9.3 million, $4.1 million of which is restricted for payment of purses and property taxes, and a line of credit from its partners of $1.7 million, substantially all of which is the Company's portion. Long-term debt before discount, excluding $69.7 million of SHRP Notes held by affiliates, was $0.2 million as of June 30, 2000. On August 7, 2000, SHRP, Ltd. redeemed all of the SHRP Notes not owned by affiliates. The Company believes that the existing cash of SHRP, Ltd. and its other resources are sufficient to fund its short and long-term working capital, indebtedness and capital expenditure requirements other than in respect of the SHRP Notes.

      In January 2000, SHRP, Ltd. acquired Valley Race Park for $2.4 million. SHRP, Ltd. incurred an additional $0.3 million in capital expenditures on this facility during the six months ended June 30, 2000.

TRENDS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above and below for cautionary information with respect to such forward-looking statements.

      The Company's forest products operations are conducted by MGI through Pacific Lumber and Britt. Regulatory and environmental matters play a significant role in Pacific Lumber's operations. See Note 10 to the Consolidated Financial Statements and Item 1. "Business - Forest Products Operations" of the Form 10-K for a discussion of these matters. Compliance with such laws, regulations and judicial and administrative interpretations, and related litigation have increased the cost of logging operations and at times have delayed or reduced harvest. The Company's forest products segment has also been adversely affected by a lack of available logs as a result of a severely diminished supply of available THPs. Prior to the consummation of the Headwaters Agreement on March 1, 1999, the reduced number of approved THPs was attributable to several factors, including a significantly reduced level of THPs submitted by Pacific Lumber to the CDF during the second half of 1998 and during the first two months of 1999. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Trends" of the Form 10-K for a discussion of other factors which affected THP submissions and approvals during the above time period.

      With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Environmental Plans; however, significant additional work continues to be required in connection with their implementation. As a result of the implementation process, 1999 was a transition period for Pacific Lumber with respect to the filing and approval of its THPs. The transition period has continued into 2000. The rate of submissions and approvals of THPs during the six months ended June 30, 2000 is higher than that for 1999. However, monthly submissions and approvals continue to be slower than Pacific Lumber's expectations and slower than Pacific Lumber has historically experienced prior to 1998. This is because government agencies have failed to approve THPs in a timely manner. Nevertheless, Pacific Lumber anticipates that after a transition period, the implementation of the Environmental Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

      There can be no assurance that Pacific Lumber will not continue to experience difficulties in receiving approvals of its THPs similar to those it has been experiencing. Furthermore, there can be no assurance that certain pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Part II. Item 1. "Legal Proceedings" and Note 10 to the Consolidated Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


      The information included under Item 3. "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Form 10-Q for the quarterly period ended March 31, 2000 is incorporated by reference.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

      MAXXAM INC. LITIGATION

      USAT Matters
      On May 31, 2000, the Company, Federated and Mr. Hurwitz filed the FDIC Counterclaim. The FDIC Counterclaim states that the FDIC illegally paid the OTS to bring claims against the Company, Federated and Mr. Hurwitz. The Company, Federated and Mr. Hurwitz are asking that the FDIC be ordered to not make any further payments to the OTS to fund the administrative proceedings described in
Note 10 to the Consolidated Financial Statements, and they are seeking reimbursement of attorney's fees and damages from the FDIC. As of June 30, 2000, such fees were in excess of $30 million.

      KAISER LITIGATION

      Gramercy Litigation
      With respect to the Gramercy litigation described in the Form 10-K, in March 2000, MSHA proposed that Kaiser be assessed a penalty of $0.5 million in connection with the 21 citations previously issued by MSHA with regard to the Gramercy incident. The citations allege, among other things, that certain aspects of the plant's operations were unsafe and that such mode of operation contributed to the explosion. Kaiser disagrees with the substance of the citations and has challenged them and the associated penalty. It is possible that other civil or criminal fines or penalties could be levied against Kaiser.

      A number of employees were injured in the incident, several of them severely. Kaiser may be liable for claims relating to the injured employees. The incident has resulted in more than 60 lawsuits, many of which were styled as class action suits, being filed against Kaiser and others on behalf of more than 16,000 claimants. Such lawsuits allege, among other things, property damage, business interruption loss and personal injury. Such lawsuits were filed on dates ranging from July 5, 1999 through July 9, 2000, principally in the Fortieth Judicial District Court for the Parish of St. John the Baptist, State of Louisiana or in the Twenty-Third Judicial District Court for the Parish of St. James or the Parish of Ascension, State of Louisiana. Two of such lawsuits were filed in the United States District Court, Eastern District of Louisiana. Discovery has begun in such cases. The aggregate amount of damages sought in the lawsuits cannot be determined at this time.

      PACIFIC LUMBER LITIGATION

      On March 10, 2000, the EPIC/THP 97-520 lawsuit was filed in the Superior Court of Humboldt County. Plaintiffs allege that the CDF violated the Forest Practices Act and the California Public Resources Code by approving an amendment to THP 97-520 (which covers approximately 700 acres of timberlands adjoining the Headwaters Timberlands) as a "minor" amendment. The plaintiffs seek an order requiring the CDF to withdraw its approval of the minor amendment to THP 97-520, and enjoining Pacific Lumber from harvesting under THP 97-520. In July 2000, the Court issued a preliminary injunction enjoining Pacific Lumber from harvesting under THP 97-520. It is impossible for Pacific Lumber to assess the potential impact of this matter in the short term, but it believes that an adverse outcome will not in the long term have a material adverse effect on its consolidated financial position, results of operations or liquidity.

      With respect to the Rollins lawsuit described in the Form 10-K, on April 26, 2000, the Court dismissed four of the plaintiffs' ten causes of action, including their allegations that the defendants had violated the California business and professions code; on June 6, 2000, the Court dismissed another of the plaintiffs' causes of action; and on June 20, 2000, the Court granted summary judgment in favor of the defendants with respect to the plaintiffs' claim for punitive damages.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders of the Company was held on May 24, 2000, at which meeting the stockholders voted to elect Messrs. Cruikshank, Friedman, Levin, Rosenberg and Rosenthal, management's slate of nominees, as directors of the Company. Stockholders voted against a proposal to declassify the Company's Board of Directors, against a proposal regarding cumulative voting for the election of the Company's Common Directors and against a proposal regarding independent directors. The results of the matters voted upon at the meeting are shown below.


NOMINEES FOR DIRECTOR

      The Company's Board of Directors increased the number of directors to serve on the Board from five to seven members (effective immediately prior to the annual meeting of stockholders held on May 24, 2000). The nominees for election as directors of the Company are listed below, together with voting information for each nominee. Messrs. Charles E. Hurwitz and Paul N. Schwartz continued as directors for the Company.

      NOMINEES FOR ELECTION BY HOLDERS OF COMMON STOCK

      Robert J. Cruikshank - 3,982,499 votes for, 139,772 votes withheld and -0-
         broker non-votes.
      Stanley D. Rosenberg - 3,949,882 votes for, 172,389 votes withheld and -0-
         broker non-votes.
      Michael J. Rosenthal - 3,949,877 votes for, 172,394 votes withheld and -0-
         broker non-votes.
      Abner J. Mikva - 531,135 votes for, 6,104 votes withheld and -0- broker non-votes.
      Paul Simon - 531,135 votes for, 6,104 votes withheld and -0- broker non-votes.

      NOMINEES FOR ELECTION BY HOLDERS OF COMMON STOCK AND CLASS A PREFERRED
      STOCK

      J. Kent Friedman - 10,601,094 votes for, 184,567 votes withheld and -0-broker non-votes.
      Erza G. Levin - 10,633,359 votes for, 152,302 votes withheld and -0-broker non-votes.

PROPOSAL REGARDING CUMULATIVE VOTING

      1,300,304 votes for, 9,998,800 votes against, 23,796 votes abstaining and -0- broker non-votes.

PROPOSAL TO DECLASSIFY THE COMPANY'S BOARD OF DIRECTORS

      1,367,659 votes for, 9,930,734 votes against, 24,507 votes abstaining and -0- broker non-votes.

PROPOSAL REGARDING INDEPENDENT DIRECTORS

      1,133,303 votes for, 10,164,969 votes against, 24,628 votes abstaining and -0- broker non-votes.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.    EXHIBITS:

            10.1 Time-Based Stock Option Grant pursuant to the Kaiser 1997 Omnibus Stock Incentive Plan to J. Kent Friedman, effective December 1, 1999 (incorporated herein by reference to Exhibit 10.2 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-9447)

            10.2 Form of Non-Employee Director Stock Option Agreement pursuant to the Kaiser 1997 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-9447)

           *23        Consent of Arthur Andersen LLP

           *27        Financial Data Schedule for the six months ended June 30,
                         2000

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


                                                   MAXXAM INC.





Date: August 11, 2000      By:               /S/ PAUL N. SCHWARTZ
                              --------------------------------------------------
                                                Paul N. Schwartz
                                 President, Chief Financial Officer and Director
                                          (Principal Financial Officer)



Date: August 11, 2000      By:             /S/ ELIZABETH D. BRUMLEY
                              --------------------------------------------------
                                              Elizabeth D. Brumley
                                                   Controller
                                         (Principal Accounting Officer)



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

Class A Preferred Stock: Class A $.05 Non-Cumulative Participating Convertible Preferred Stock of the Company

Common Stock:  $0.50 par value common stock of the Company

Company:  MAXXAM Inc.

Environmental Plans:  The HCP and the SYP

EPA:  Environmental Protection Agency

EPIC-SYP/Permits lawsuit: An action entitled Environmental Protection Information Association, Sierra Club v. California Department of Forestry and Fire Protection, California Department of Fish and Game, The Pacific Lumber Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (No. 99CS00639) filed March 31, 1999 in the Superior Court of Sacramento County

EPIC/THP 97-520 lawsuit: A lawsuit entitled Environmental Protection Information Center, Sierra Club v. California Department of Forestry and Fire Protection, Does I-X, Scotia Pacific Holding Company, Pacific Lumber Company and Does XI-XX (THP 520) (No. CV-000170) filed on March 10, 2000 in the Superior Court of Humboldt County

ESA:  The federal Endangered Species Act

FDIC:  Federal Deposit Insurance Corporation

FDIC action: An action filed by the FDIC on August 2, 1995 entitled Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (No. H-95-3956) in the U.S. District Court for the Southern District of Texas

FDIC Counterclaim: A counterclaim to the FDIC action filed by Mr. Hurwitz, the Company and Federated on May 31, 2000 stating that the FDIC illegally paid the OTS to bring claims against them

Federated: Federated Development Company, a principal stockholder of the Company

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

MMBtu:  Million British thermal unit

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

Rollins lawsuit: An action entitled Jennie Rollins, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Barnum Timber Company (No. 9700400) filed on December 2, 1997 in the Superior Court of Humboldt County

SAB No. 101: Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" released by the U.S. Securities and Exchange Commission in December 1999

Salmon Creek:  Salmon Creek LLC, a wholly owned subsidiary of Pacific Lumber

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

SFAS No. 137: Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS No. 133"

SFAS No. 138: Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133"

SHRP, Ltd.: Sam Houston Race Park, Ltd., a 98.9%-owned subsidiary of the
Company

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

VRA:  Volta River Authority, an electric power supplier to Valco

Wrigley lawsuit: An action entitled Kristi Wrigley, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company LLC and Federated Development Company (No. 9700399) filed on December 2, 1997 in the Superior Court of Humboldt County