Form 10-Q
period 2000-09-30
MAXXAM INC
filed 2000-11-09
CIK 63814

              -------------------------------------------------------------------------------------------------------------------

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
                                        THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended September 30, 2000

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
Yes |X|   No |_|

                   Number of shares of common stock outstanding at November 6, 2000: 6,748,351
               -------------------------------------------------------------------------------------------------------------------

                                                 TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION

        Item 1.       Financial Statements:
                      Report of Independent Public Accountants
                      Consolidated Balance Sheet at September 30, 2000 and December 31, 1999
                      Consolidated Statement of Operations for the three and nine months ended
                           September 30, 2000 and 1999
                      Consolidated Statement of Cash Flows for the nine months ended
                           September 30, 2000 and 1999
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
        Item 6.       Exhibits and Reports on Form 8-K
        Signatures

APPENDIX A - GLOSSARY OF DEFINED TERMS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MAXXAM Inc.:

We have reviewed the accompanying consolidated balance sheet of MAXXAM Inc. (a Delaware corporation) and subsidiaries as of September 30, 2000, and the related consolidated statement of operations for the three- and nine-month periods ended September 30, 2000 and 1999, and the consolidated statement of cash flows for the nine-month periods ended
September 30, 2000 and 1999. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards in the United States, the accompanying consolidated balance sheet of MAXXAM Inc. and subsidiaries as of December 31, 1999, and, in our report dated March 7, 2000, we expressed an unqualified opinion on that financial statement.

                                                                 ARTHUR ANDERSEN LLP

Houston, Texas
November 7, 2000

                                           MAXXAM INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEET
                                  (In millions of dollars, except share amounts)

                                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                                             2000          1999
                                                                                        ------------- -------------
                                                                                         (Unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents........................................................... $      210.0  $      275.7
   Marketable securities...............................................................         95.2          58.3
   Receivables:
      Trade, net of allowance for doubtful accounts of $6.8 and $6.0, respectively.....        216.3         169.4
      Other............................................................................        180.2         116.0
   Inventories.........................................................................        492.2         590.7
   Prepaid expenses and other current assets...........................................        162.0         192.7
                                                                                        ------------- -------------
        Total current assets...........................................................      1,355.9       1,402.8
Property, plant and equipment, net of accumulated depreciation of $1,022.4 and
   $977.9, respectively................................................................      1,306.4       1,222.2
Timber and timberlands, net of accumulated depletion of $187.9 and $180.6,
   respectively........................................................................        250.5         254.1
Investments in and advances to unconsolidated affiliates...............................         79.8         112.6
Deferred income taxes..................................................................        581.7         549.1
Restricted cash and marketable securities..............................................        112.3         159.0
Long-term receivables and other assets.................................................        740.8         693.3
                                                                                        ------------- -------------
                                                                                        $    4,427.4  $    4,393.1
                                                                                        ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................................................... $      268.1  $      243.1
   Accrued interest....................................................................         39.3          72.4
   Accrued compensation and related benefits...........................................        164.5         124.8
   Other accrued liabilities...........................................................        180.4         194.7
   Payable to affiliates...............................................................         74.7          85.8
   Short-term borrowings and current maturities of long-term debt......................         66.5          46.0
                                                                                        ------------- -------------
        Total current liabilities......................................................        793.5         766.8
Long-term debt, less current maturities................................................      1,882.0       1,956.8
Accrued postretirement medical benefits................................................        679.5         688.9
Other noncurrent liabilities...........................................................        913.9         810.1
                                                                                        ------------- -------------
        Total liabilities..............................................................      4,268.9       4,222.6
                                                                                        ------------- -------------
Commitments and contingencies
Minority interests.....................................................................        144.5         142.7
Stockholders' equity:
   Preferred stock, $.50 par value; 12,500,000 shares authorized; Class A $.05
      Non-Cumulative Participating Convertible Preferred Stock; 669,335 shares
      issued...........................................................................          0.3           0.3
   Common stock, $.50 par value; 28,000,000 shares authorized; 10,063,359 shares
      issued...........................................................................          5.0           5.0
   Additional capital..................................................................        225.3         225.3
   Accumulated deficit.................................................................       (103.7)       (102.1)
   Accumulated other comprehensive loss................................................         (0.1)         (0.7)
   Treasury stock, at cost (shares held: preferred - 845; common - 3,315,008 and
      2,805,608, respectively).........................................................       (112.8)       (100.0)
                                                                                        ------------- -------------
        Total stockholders' equity.....................................................         14.0          27.8
                                                                                        ------------- -------------
                                                                                        $    4,427.4  $    4,393.1
                                                                                        ============= =============

                    The accompanying notes are an integral part of these financial statements.

                                           MAXXAM INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                  (In millions of dollars, except share amounts)

                                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                                     -----------------------  ----------------------
                                                                        2000        1999         2000        1999
                                                                     ----------- -----------  ----------  ----------
                                                                                       (Unaudited)
Net sales:
   Aluminum......................................................    $    537.1  $    520.3   $ 1,645.3   $ 1,524.7
   Forest products...............................................          49.4        49.0       152.7       137.1
   Real estate...................................................          15.7         9.2        34.2        37.4
   Racing........................................................           8.0         6.8        22.4        19.7
                                                                     ----------- -----------  ----------  ----------
                                                                          610.2       585.3     1,854.6     1,718.9
                                                                     ----------- -----------  ----------  ----------
Costs and expenses:
   Cost of sales and operations:
      Aluminum...................................................         437.7       463.9     1,365.3     1,397.7
      Forest products............................................          40.5        45.3       112.3       121.3
      Real estate................................................           7.7         5.6        16.5        22.8
      Racing.....................................................           5.3         4.4        14.1        11.7
   Selling, general and administrative expenses..................          40.6        41.1       118.6       119.5
   Aluminum labor settlement.....................................          38.5           -        38.5           -
   Impairment of aluminum assets.................................          13.0        19.1        13.7        19.1
   Depreciation, depletion and amortization......................          25.5        25.0        75.1        83.7
                                                                     ----------- -----------  ----------  ----------
                                                                          608.8       604.4     1,754.1     1,775.8
                                                                     ----------- -----------  ----------  ----------

Operating income (loss)..........................................            1.4      (19.1)      100.5       (56.9)

Other income (expense):
   Gain on sale of Headwaters Timberlands........................             -           -           -       239.8
   Investment, interest and other income (expense), net..........           5.8       (11.4)       40.3        13.1
   Interest expense..............................................         (47.7)      (49.1)     (146.4)     (147.7)
                                                                     ----------- -----------  ----------  ----------
Income (loss) before income taxes and minority interests.........         (40.5)      (79.6)       (5.6)       48.3
Credit (provision) for income taxes..............................          16.0        26.9         2.2       (28.9)
Minority interests...............................................           7.2        15.3        (0.1)       37.2
                                                                     ----------- -----------  ----------  ----------
Income (loss) before extraordinary item..........................         (17.3)      (37.4)       (3.5)       56.6
Extraordinary item:
   Gain on repurchase of debt, net of income
      tax provision of $0.3 and $1.3, respectively...............           0.6           -         2.0           -
                                                                     ----------- -----------  ----------  ----------
Net income (loss)................................................    $    (16.7) $    (37.4)  $    (1.5)  $    56.6
                                                                     =========== ===========  ==========  ==========

Basic earnings (loss) per common share:
   Income (loss) before extraordinary item.......................    $    (2.54) $    (5.35)  $   (0.50)  $    8.08
   Extraordinary item............................................          0.07           -        0.28           -
                                                                     ----------- -----------  ----------  ----------
   Net income (loss).............................................    $    (2.47) $    (5.35)  $   (0.22)  $    8.08
                                                                     =========== ===========  ==========  ==========

Diluted earnings (loss) per common and common
      equivalent share:
   Income (loss) before extraordinary item.......................    $    (2.54) $    (5.35)  $   (0.50)  $    7.23
   Extraordinary item............................................          0.07           -        0.28           -
                                                                     ----------- -----------  ----------  ----------
   Net income (loss).............................................    $    (2.47) $    (5.35)  $   (0.22)  $    7.23
                                                                     =========== ===========  ==========  ==========

                    The accompanying notes are an integral part of these financial statements.

                                           MAXXAM INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (In millions of dollars)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                              ----------------------
                                                                                                 2000        1999
                                                                                              ----------  ----------
                                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)......................................................................    $    (1.5)  $    56.6
   Adjustments to reconcile net income (loss) to net cash provided by (used for)
        operating activities:
      Depreciation, depletion and amortization............................................         75.1        83.7
      Gain on sale of Headwaters Timberlands..............................................            -      (239.8)
      Non-cash impairment and restructuring charges--aluminum operations..................         22.3        19.1
      Extraordinary gain on repurchase of debt, net.......................................         (2.0)          -
      Net purchases of marketable securities..............................................        (17.2)      (21.2)
      Net gains on marketable securities..................................................        (19.6)      (14.0)
      Net gains on other asset dispositions...............................................        (39.6)      (50.8)
      Minority interests..................................................................          0.1       (37.2)
      Amortization of deferred financing costs and discounts on long-term debt............          5.4         7.7
      Equity in earnings of unconsolidated affiliates, net of dividends received..........         19.9        (1.7)
      Increase (decrease) in cash resulting from changes in:
        Receivables.......................................................................       (111.1)        4.4
        Inventories.......................................................................         90.3        (9.5)
        Prepaid expenses and other assets.................................................         17.1       (21.5)
        Accounts payable..................................................................        (18.3)       25.8
        Accrued and deferred income taxes.................................................        (15.7)       20.0
        Payable to affiliates and accrued other liabilities...............................         33.8        (1.5)
        Accrued interest..................................................................        (33.1)      (32.4)
        Long-term assets and long-term liabilities........................................        (34.0)       20.6
      Other...............................................................................         14.3         4.0
                                                                                              ----------  ----------
        Net cash used for operating activities............................................        (13.8)     (187.7)
                                                                                              ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from dispositions of property and investments.............................        139.8       372.6
   Capital expenditures...................................................................       (173.2)      (63.2)
   Restricted cash withdrawals used to acquire timberlands................................          0.8        12.9
   Other..................................................................................          1.3        (3.3)
                                                                                              ----------  ----------
      Net cash provided by (used for) investing activities................................        (31.3)      319.0
                                                                                              ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving credit agreements.......................................         19.6        29.4
   Proceeds from issuance of long-term debt...............................................          1.9         2.2
   Redemptions, repurchases of and principal payments on long-term debt...................        (37.0)      (12.5)
   Redemption of preference stock.........................................................         (2.6)       (1.4)
   Restricted cash withdrawals (deposits), net............................................         10.3      (289.8)
   Treasury stock repurchases.............................................................        (12.8)          -
   Other..................................................................................            -         1.1
                                                                                              ----------  ----------
      Net cash used for financing activities..............................................        (20.6)     (271.0)
                                                                                              ----------  ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.................................................        (65.7)     (139.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................................        275.7       294.2
                                                                                              ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................................    $   210.0   $   154.5
                                                                                              ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest.............................................    $   174.1   $   172.4
   Income taxes paid......................................................................          9.6        11.4
SUPPLEMENTAL SCHEDULE ON NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
   Repurchases of debt using restricted cash and marketable securities....................    $    36.1   $       -

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

      The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2000, the consolidated results of operations for the three and nine months ended September 30, 2000 and 1999 and the consolidated cash flows for the nine months ended September 30, 2000 and 1999.

      Labor Dispute, Settlement and Related Costs
      Prior to the settlement of the labor dispute discussed below, Kaiser was operating five of its U.S. facilities with salaried employees and other employees as a result of the September 30, 1998 strike by the USWA and the subsequent
"lock-out" by Kaiser in January 1999.  The labor dispute was settled in September 2000.  A significant portion of the issues were settled through direct negotiations between Kaiser and the USWA and the remaining issues were settled pursuant to an agreed-upon arbitration process.  Under the terms of the settlement, USWA members generally returned to the affected plants during October 2000.  The new labor contract, which expires in September 2005, provides for a
2.6% average annual increase in the overall wage and benefit packages, results in the reduction of at least 540 hourly jobs at the five facilities (from approximately 2,800 on September 30, 1998), allows Kaiser greater flexibility in using outside contractors and provides for productivity gains by allowing Kaiser to utilize the knowledge obtained during the labor dispute without many of the work-rule restrictions that were part of the previous labor contract.  The Company has recorded a one-time pre-tax charge of $38.5 million in its results for the quarter ended September 30, 2000, to reflect the incremental, non-recurring impacts of the labor settlement, including severance and other contractual obligations for non-returning workers.

      During the period of the strike and subsequent lock-out, Kaiser continued to accrue certain benefits (such as pension and other postretirement benefit costs/liabilities) for the USWA members, which accruals were based on the terms of the previous USWA contract.  The difference between the amounts accrued for the returning workers and the amounts agreed to in the settlement with the USWA will result in an approximate $33.6 million increase in the
Company's accumulated pension obligation and an approximate $33.4 million decrease in the Company's accumulated other postretirement benefit obligations.  In accordance with generally accepted accounting principles, these amounts will be amortized to expense over the employees' expected remaining years of service.

      As a part of the USWA settlement agreement, Kaiser has agreed to redeem all of the Redeemable Preference Stock
(approximately 353,800 shares outstanding at September 30, 2000; included in minority interests).  The total cash required to complete the redemption is approximately $17.7 million.  Approximately $12.0 million has previously been funded into redemption funds (included in long-term receivables and other assets).  The redemption is expected to be completed late in the first quarter of 2001.

      Accounting Pronouncements
      SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 137 delayed the required implementation date of SFAS No. 133 to no later than
January 1, 2001. SFAS No. 138, which amends certain requirements of SFAS No. 133, was issued in June 2000. Under SFAS Nos. 133 and
138, the Company will be required to "mark-to-market" its hedging positions at the end of each period in advance of the period of recognition for the transactions to which the hedges relate. Changes in the fair value of the Company's open hedging positions resulting from the "mark-to-market" process will represent unrealized gains or losses. Such unrealized gains or losses may change based on prevailing market prices at each subsequent balance sheet date, until the transaction date occurs. Such changes will be reflected as an increase or reduction in stockholders' equity through either other comprehensive income or net income depending on the nature of the hedging instrument used. To the extent that changes in fair value of the Company's hedging positions are initially recorded in other comprehensive income, such changes will be reversed from other comprehensive income (net of any fluctuations in other "open" positions) and will be reflected in traditional net income upon the occurrence of the transactions to which the hedges relate. As of September 30, 2000, the amount of the Company's other comprehensive income adjustments is not significant. Accordingly, there is no significant difference between "traditional" net income and comprehensive income. However, differences between comprehensive income and traditional net income may become significant in future periods as a result of SFAS
Nos. 133 and 138. In general, SFAS Nos. 133 and 138 will result in material fluctuations in comprehensive income, net income and stockholders' equity in periods of price volatility, despite the fact that the Company's cash flow and earnings will be "fixed" to the extent hedged. The Company plans to implement SFAS Nos. 133 and 138 as of January 1, 2001.

      SAB No. 101 provides interpretive guidance on the proper recognition, presentation and disclosure of revenues in financial statements. The Company has reviewed its revenue recognition policies and determined that they are in compliance with generally accepted accounting principles and the related interpretive guidance set forth in SAB No.
101.

2.    SEGMENT INFORMATION

The following table presents financial information by reportable segment (in millions).

                                                       FOREST      REAL       RACING                  CONSOLIDATED
                                         ALUMINUM     PRODUCTS    ESTATE    OPERATIONS   CORPORATE        TOTAL
                                       ------------  ----------  --------  ------------ -----------  --------------

Net sales to unaffiliated customers for
   the three months ended:
      September 30, 2000.............  $     537.1   $    49.4   $  15.7   $       8.0  $        -   $       610.2
      September 30, 1999.............        520.3        49.0       9.2           6.8           -           585.3

Operating income (loss) for the three
   months ended:
      September 30, 2000.............          4.3         0.1       0.8           0.5        (4.3)            1.4
      September 30, 1999.............        (10.6)       (3.8)     (2.9)          0.3        (2.1)          (19.1)

Depreciation, depletion and
   amortization for the three months
   ended:
      September 30, 2000.............         18.3         5.3       1.4           0.4         0.1            25.5
      September 30, 1999.............         19.4         3.7       1.5           0.2         0.2            25.0

Net sales to unaffiliated customers for
   the nine months ended:
      September 30, 2000.............      1,645.3       152.7      34.2          22.4           -         1,854.6
      September 30, 1999.............      1,524.7       137.1      37.4          19.7           -         1,718.9

Operating income (loss) for the nine
   months ended:
      September 30, 2000.............         95.7        14.5      (1.3)          2.0       (10.4)          100.5
      September 30, 1999.............        (39.9)       (8.5)     (4.2)          2.5        (6.8)          (56.9)

Depreciation, depletion and
   amortization for the nine months
   ended:
      September 30, 2000.............         54.5        14.8       4.3           1.1         0.4            75.1
      September 30, 1999.............         64.9        12.9       4.7           0.8         0.4            83.7

Total assets as of:
      September 30, 2000.............      3,256.2       682.7     186.1          40.2       262.2         4,427.4
      December 31, 1999..............      3,142.7       843.8     190.4          38.0       178.2         4,393.1

      Operating income (loss) in the column entitled "Corporate" represents corporate general and administrative expenses not directly attributable to the reportable segments.  This column also serves to reconcile the total of the reportable segments' amounts to totals in the Company's consolidated financial statements.

      Non-recurring Items

      Aluminum

      The aluminum segment's operating income (loss) for the quarter and nine months ended September 30, 2000 and
1999 includes the impact of certain non-recurring items included in cost of sales and operations and in impairment of assets as shown in the following table:

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                               ------------------------   -------------------------
                                                                  2000          1999         2000          1999
                                                               -----------   ----------   -----------   -----------
Net gains on power sales (Note 4)............................. $     40.5    $       -    $     56.3    $        -
Gramercy related items:
   Incremental maintenance
     spending (Note 3)........................................      (11.5)           -         (11.5)            -
   Insurance deductibles, etc.
     (Note 3).................................................          -         (5.0)          -            (5.0)
Impairment charges associated with
   product line exits:
   LIFO inventory charge (Note 7).............................       (7.5)           -          (7.5)            -
   Other impairment charges...................................       (5.5)           -          (6.2)            -
Restructuring charges.........................................       (5.1)           -          (8.6)            -
Micromill impairment..........................................          -        (19.1)            -         (19.1)
                                                               -----------   ----------   -----------   -----------
                                                               $     10.9    $   (24.1)   $     22.5    $    (24.1)
                                                               ===========   ==========   ===========   ===========

     The impairment charges reflected in 2000 relate to the exit from the can body stock product line and the exit from a marginal product line within the engineered products operations.

     The restructuring charges represent employee benefit and other costs for approximately 50 job eliminations reflecting a reduced emphasis on technology sales, reduced salaried employee requirements at Kaiser's Tacoma facility given its current curtailment and employee benefit and other costs associated with the consolidation or elimination of certain corporate staff functions.  The corporate restructuring initiatives in 2000 involve a group of approximately 50 employees.

     See Note 6 to the Consolidated Financial Statements for the year ended December 31, 1999 for a discussion of the
Micromill impairment.

     The aluminum segment's income (loss) before income taxes and minority interests for the three and nine months ended September 30, 2000 and 1999 include the net impact of certain non-recurring amounts included in investment, interest and other income (expense), net, as shown in the following table:

                                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                           SEPTEMBER 30,          SEPTEMBER 30,
                                                                        --------------------  ---------------------
                                                                          2000       1999        2000       1999
                                                                        ---------  ---------  ----------  ---------
Asbestos-related charges (Note 11)......................................$  (43.0)  $  (15.2)  $   (43.0)  $  (53.2)
Gain on sale of Pleasanton complex (Note 5).............................    22.0          -        22.0          -
Lease obligation adjustment.............................................    17.0          -        17.0          -
Mark-to-market gains (losses) (Note 12).................................     0.9       (5.9)        9.6      (20.0)
Gain on sale of interests in AKW .......................................       -          -           -       50.5
All other, net..........................................................    (1.8)      (0.7)       (6.9)       3.4
                                                                        ---------  ---------  ----------  ---------
                                                                        $   (4.9)  $  (21.8)  $    (1.3)  $  (19.3)
                                                                        =========  =========  ==========  =========

     The net lease obligation adjustment recorded in the third quarter of 2000 relates to a building in which Kaiser has not maintained offices for a number of years, but for which it is responsible for lease payments as master tenant through
2008 under a 1983 sale-and-leaseback agreement.  Kaiser's recorded liability represents its long-term obligation under the master lease, net of estimated sublease income (included in other non current liabilities). During the third quarter of 2000, Kaiser adjusted the net lease obligation to reflect new third-party sublease agreements in 2000 which resulted in occupancy and lease rates above those previously projected.

     See Note 3 to the Consolidated Financial Statements for the year ended December 31, 1999 for a discussion of the sale of interests in AKW.

     During the quarter ended March 31, 2000, Kaiser, in the ordinary course of business, sold certain non-operating properties for total proceeds of approximately $12.0.  The sale did not have a material impact on Kaiser's operating results for the nine months ended September 30, 2000 (included in all other, net in the table above).

     Forest Products
     Forest products segment results included a non-recurring, non-operating  pre-tax gain on the sale of the Headwaters
Timberlands of $239.8 million in March 1999. See Note 5 to the Consolidated Financial Statements.

3.   INCIDENT AT GRAMERCY FACILITY

     In July 1999, Kaiser's Gramercy, Louisiana, alumina refinery was extensively damaged by an explosion in the digestion area of the plant.  A number of employees were injured in the incident, several of them severely.  As a result of the incident, alumina production at the facility was completely curtailed.  Construction on the damaged part of the facility began during the first quarter of 2000.  Initial production at the plant is expected to commence during the middle
of the fourth quarter of 2000.   Based on current estimates, full production is expected to be achieved during the first quarter of 2001.  Kaiser has received the regulatory permits required to operate the plant once the facility is ready to resume production.

     The cause of the incident is under investigation by Kaiser and governmental agencies.  MSHA has issued 24 citations and proposed that Kaiser be assessed a penalty of $0.5 million in connection with its investigation of the incident.  The citations allege, among other things, that certain aspects of the plant's operations were unsafe and that such mode of operation contributed to the explosion.  Kaiser disagrees with the substance of the citations and has challenged them and the associated penalty.  It is possible that other civil or criminal fines or penalties could be levied against Kaiser.  However, as more fully explained below, based on what is known to date and discussions with Kaiser's advisors, Kaiser believes that the financial impact of this incident on operating results (in excess of insurance deductibles and self-retention provisions) will be largely offset by insurance coverage.  Deductibles and self-retention provisions under the insurance coverage for the incident total $5.0 million, which amounts were charged to cost of sales and operations in the third quarter of 1999.

     Kaiser has significant amounts of insurance coverage related to the Gramercy incident.  Kaiser's insurance coverage has five separate components: property damage, clean-up and site preparation, business interruption, liability and workers' compensation.  The insurance coverage components are discussed below.

     Property Damage
     Kaiser's insurance policies provide that it will be reimbursed for the costs of repairing or rebuilding the damaged portion of the facility using new materials of like kind and quality with no deduction for depreciation.  In 1999, based on discussions with the insurance carriers and their representatives and third party engineering reports, Kaiser recorded a minimum expected property damage reimbursement amount of $100.0 million.  This amount was classified as long-term receivables and other assets as such proceeds, when received, are being invested in property, plant and equipment.  During the quarter and nine months ended September 30, 2000, Gramercy-related capital spending was approximately $102.0 million and $159.0 million, respectively.  During the quarter and nine months ended September
30, 2000, $49.0 million and $73.0 million, respectively, of the insurance proceeds received were recorded as a reduction of the minimum property damage receivable based on the percentage of minimum expected costs to be funded by insurance proceeds to the total rebuild costs estimated at the beginning of the project. The balance of the minimum property damage receivable of $27.0 million is expected to be reduced during the last three months of 2000 as insurance recoveries are received and construction continues.

     Clean-up and Site Preparation
     The Gramercy facility incurred incremental costs for clean up and other activities during 1999 and has continued to incur such costs during 2000.  These clean-up and site preparation activities have been offset by accruals of approximately $25.0 million, of which $0.1 million and $11.0 million was accrued during the quarter and nine months ended September 30, 2000, respectively, for estimated insurance recoveries.

     Business Interruption
     Kaiser's insurance policies provide for the reimbursement of specified continuing expenses incurred during the interruption period plus lost profits (or less expected losses) plus other expenses incurred as a result of the incident.
Operations at the Gramercy facility and a sister facility in Jamaica, which supplies bauxite to Gramercy, will continue to incur operating expenses until full production at the Gramercy facility is restored.  Kaiser will also incur increased costs as a result of agreements to supply certain of Gramercy's major customers with alumina, despite the fact that
Kaiser had declared force majeure with respect to the contracts shortly after the incident.  Kaiser is purchasing alumina from third parties, in excess of the amounts of alumina available from other Kaiser-owned facilities, to supply these customers' needs as well as to meet intersegment requirements.  The excess cost of such open market purchases is expected to be substantially offset by insurance recoveries.  However, if certain sublimits within Kaiser's insurance coverage were deemed to apply, Kaiser's operating results could be negatively affected.  In consideration of the foregoing items, as of September 30, 2000, Kaiser had recorded expected business interruption insurance recoveries totaling $130.6 million, of which $23.8 million and $89.6 million were recorded during the quarter and nine months ended September 30, 2000, respectively, as a reduction of cost of sales and operations.  These amounts substantially offset actual expenses incurred during the period.  Such business interruption insurance amounts represent estimates of Kaiser's business interruption coverage based on discussions with the insurance carriers and their representatives and are therefore subject to change.

     Depreciation expense for the first six months of 1999 was approximately $6.0 million.  Kaiser suspended depreciation at the facility starting in July 1999 since production had been completely curtailed.  However, in accordance with an agreement with Kaiser's insurers, during the third quarter of 2000, Kaiser recorded a depreciation charge of $12.8 million representing the previously unrecorded depreciation related to the undamaged portion of the facility for the period from July 1999 through September 2000.  However, this charge did not have any impact on
Kaiser's operating results as Kaiser has reflected (as a reduction of depreciation expense) an equal and offsetting insurance receivable (incremental to the amounts discussed in the preceding paragraph) since the insurers have agreed to reimburse Kaiser this amount.  Once production at the facility is restored, normal depreciation will commence.  Such depreciation is expected to exceed prior historical rates primarily due to the capital costs on the newly constructed assets.

     Liability
     The incident has also resulted in more than 90 individual and class action lawsuits being filed against Kaiser and others alleging, among other things, property damage, business interruption losses by other businesses and personal injury. The aggregate amount of damages sought in the lawsuits and other claims cannot be determined at this time;
however, Kaiser does not believe the damages will exceed the amount of coverage under its liability policies.

     Workers' Compensation
     While it is presently impossible to determine the aggregate amount of claims that may be incurred, Kaiser believes that any amount in excess of the coverage limitations will not have a material effect on its consolidated financial position or liquidity.  However, it is possible that as additional facts become available, additional charges may be required and such charges could be material to the period in which they are recorded.

     Timing of Insurance Recoveries
     From the date of the Gramercy incident through September 30, 2000, Kaiser had expended or incurred costs or losses associated with the Gramercy incident (that were not capital expenditures) totaling $155.6 million consisting of clean-up, site preparation and business interruption costs.  From the date of the Gramercy incident through September
30, 2000, $134.0 million of insurance recoveries related to these costs had been received.  In addition, during the second and third  quarters of 2000, Kaiser spent approximately $150.0 million on Gramercy-related construction activities and received insurance recoveries of $73.0 million for capital expenditures related to the minimum property damage receivable. Gramercy-related capital spending prior to the second quarter of 2000 was not significant.  Kaiser continues to work with the insurance carriers to maximize the amount of recoveries and to minimize, to the extent possible, the period of time between when Kaiser expends funds and when it is reimbursed.  However, Kaiser will likely have to continue to fund an average of 30 - 60 days of property damage and business interruption activity, unless some other arrangement is agreed to with the insurance carriers, and such amounts will be significant. Kaiser believes it has sufficient financial resources to fund the remaining construction and business interruption costs on an interim basis.
However, no assurances can be given in this regard.

     Other.  During the third quarter of 2000, Kaiser incurred approximately $11.5 million of normal recurring maintenance expenditures for the Gramercy facility (which amounts were reflected in cost of sales and operations-aluminum) that otherwise would have been incurred in the ordinary course of business over the next one to three years.  Kaiser chose to incur these expenditures now to avoid normal operational outages that otherwise would have occurred once the facility resumes production.

4.    WASHINGTON SMELTERS' POWER SALES AND OPERATING LEVEL

      During August 2000, Kaiser sold certain power that it had under contract for the third quarter of 2001.  The power sold was in excess of Kaiser's current and expected future operating requirements, and resulted in net proceeds and a net pre-tax gain of approximately $40.5 million during the third quarter of 2000.  This power sale had no impact on
Kaiser's current level of operations.

      As a result of unprecedented high market prices for power in the Pacific Northwest, during June 2000 Kaiser temporarily curtailed approximately 128,000 tons of its 273,000 annual primary aluminum production capacity at the
Tacoma and Mead, Washington, smelters and has sold 100 megawatts of power that it had under contract through June
30, 2001.  As a result of the curtailment, Kaiser will avoid the need to purchase power on a variable market price basis.
The sale of power is expected to substantially mitigate the cash impact of the potline curtailment over the contract period for which the power was sold.  To implement the curtailment, Kaiser has temporarily curtailed the two and one-half operating potlines at its Tacoma smelter and two and one-half out of a total of eight potlines at its Mead smelter.  One-
half of a potline at the Tacoma smelter was already curtailed.  As a result of this sale of the power, Kaiser recorded a net pre-tax gain of approximately $15.8 million, which amount was composed of gross proceeds of $31.3 million offset by incremental excess power costs in the second quarter, employee termination expenses and other fixed commitments.

      Both the net gains were recorded as a reduction of costs of sales and operations.

      During October 2000, Kaiser signed a new power contract with the BPA under which the BPA will provide
Kaiser's operations in the State of Washington with power during the period from October 2001 through September
2006.  The contract will provide Kaiser with sufficient power to fully operate Kaiser's Trentwood facility as well as approximately 40% of capacity at Kaiser's Mead and Tacoma aluminum smelting operations.  Power costs under the new contract will exceed the cost of power under Kaiser's current BPA contract by approximately 20%.  Additional provisions of the new BPA contract include a take-or-pay requirement, an additional cost recovery mechanism under which Kaiser's base power rate could be increased and a "good corporate citizen" clause under which Kaiser's power allocation could be curtailed in certain instances.  Kaiser has the right to terminate the contract until certain pricing and other provisions of the BPA contract are finalized, which is expected to be mid-2001.

5.    SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

      Kaiser's Acquisitions and Disposition
      During September 2000, Kaiser sold its Pleasanton, California, office complex because the administrative and research and development functions located there had been or are being relocated to other Kaiser locations and the complex had become surplus to Kaiser's needs.  Net proceeds from the sale were approximately $51.6 million and resulted in a net gain of $22.0 million which is included in investment, interest and other income (expense) net.

      In May 2000, Kaiser acquired the assets of a drawn tube aluminum fabricating operation in Chandler, Arizona.
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

      During the quarter ended March 31, 2000, Kaiser, in the ordinary course of business, sold certain non-operating properties for total proceeds of approximately $12.0 million.  The sale did not have a material impact on Kaiser's operating results for the nine months ended September 30, 2000.

      In February 2000, Kaiser completed the previously announced sale of its Micromill assets and technology to a third party for a nominal payment at closing and future payments based on subsequent performance and profitability of the
Micromill technology.  The sale did not have a material impact on Kaiser's operating results for the nine months ended
September 30, 2000.

      Headwaters Transactions
      On March 1, 1999, the United States and California acquired the Headwaters Timberlands, approximately 5,600 acres of timberlands containing a significant amount of virgin old growth timber, from Pacific Lumber and its wholly owned subsidiary, Salmon Creek.  Salmon Creek received $299.9 million for its 4,900 acres, and for its 700 acres,
Pacific Lumber received the 7,700 acre Elk River Timberlands, which Pacific Lumber contributed to Scotia LLC in
June 1999.  See Note 11 below for a discussion of additional agreements entered into on March 1, 1999.

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

      Scotia LLC and Pacific Lumber also entered into agreements with California for the future sale of two timber properties known as the Owl Creek grove and the Grizzly Creek grove.  Under these agreements, Scotia LLC would sell the Owl Creek grove to California, no later than June 30, 2001, for the lesser of the appraised fair market value or
$79.7 million, and California must purchase from Pacific Lumber, no later than October 31, 2000, all or a portion of the Grizzly Creek grove for a purchase price determined based on its fair market value, but not to exceed $19.9 million.
The October 31, 2000 date for completing the sale of the Grizzly Creek grove has been extended to December 31, 2000.
California also has a five year option under the Grizzly Creek agreement to purchase additional property in the Grizzly
Creek grove.  The sale of the Owl Creek grove or Grizzly Creek grove will not be reflected in the Company's financial statements until each has been concluded.

      Sale of Water Utility (Subsequent Event)
      On October 11, 2000, Chaparral City Water Company, a water utility company in Arizona and a wholly owned subsidiary of MCO Properties Inc., a real estate subsidiary, was sold for $22.4 million resulting in a pre-tax gain of approximately $11.3 million.  This transaction will be reflected in the Company's results for the fourth quarter of 2000.

6.    RESTRICTED CASH AND MARKETABLE SECURITIES

      Cash and marketable securities include the following amounts which are restricted (in millions):

                                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                                           2000           1999
                                                                                       ------------- --------------
Current assets:
   Cash and cash equivalents:
      Amounts held as security for short positions in marketable securities..........  $       67.4  $        44.8
      Other restricted cash and cash equivalents.....................................          10.2            9.3
                                                                                       ------------- --------------
                                                                                               77.6           54.1
                                                                                       ------------- --------------
   Marketable securities, restricted:
      Amounts held in SAR Account....................................................          16.3           15.9
                                                                                       ------------- --------------

Long-term restricted cash and marketable securities:
   Amounts held in SAR Account.......................................................         143.4          153.2
   Amounts held in Prefunding Account................................................           2.5            3.3
   Other amounts restricted under the Timber Notes Indenture.........................           0.4            0.4
   Other long-term restricted cash...................................................           2.1            2.1
   Less: Amounts attributable to Timber Notes held in SAR Account....................         (36.1)             -
                                                                                       ------------- --------------
                                                                                              112.3          159.0
                                                                                       ------------- --------------

Total restricted cash and marketable securities......................................  $      206.2  $       229.0
                                                                                       ============= ==============

7.    INVENTORIES

      Inventories consist of the following (in millions):

                                                                                          SEPTEMBER 30, DECEMBER 31,
                                                                                              2000          1999
                                                                                          ------------  ------------
Aluminum Operations:
   Finished fabricated aluminum products...............................................   $      86.6   $     118.5
   Primary aluminum and work in process................................................         134.9         189.4
   Bauxite and alumina.................................................................          91.8         124.1
   Operating supplies and repair and maintenance parts.................................         120.5         114.1
                                                                                          ------------  ------------
                                                                                                433.8         546.1
                                                                                          ------------  ------------
Forest Products Operations:
   Lumber..............................................................................          32.4          23.2
   Logs................................................................................          26.0          21.4
                                                                                          ------------  ------------
                                                                                                 58.4          44.6
                                                                                          ------------  ------------
                                                                                          $     492.2   $     590.7
                                                                                          ============  ============

      Inventories at September 30, 2000 have been reduced by a $7.5 million LIFO charge primarily associated with
Kaiser's exit from the can body stock product line (which amount was reflected in cost of sales and operations-aluminum) in the third quarter of 2000.

8.    LONG-TERM DEBT

      Long-term debt consists of the following (in millions):

                                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                                            2000           1999
                                                                                       -------------- --------------
12% MGHI Senior Secured Notes due August 1, 2003...................................    $       118.8  $       125.2
6.55% Scotia LLC Class A-1 Timber Collateralized Notes due July 20, 2028...........            136.7          152.6
7.11% Scotia LLC Class A-2 Timber Collateralized Notes due July 20, 2028...........            243.2          243.2
7.71% Scotia LLC Class A-3 Timber Collateralized Notes due July 20, 2028...........            463.3          463.3
10 7/8% KACC Senior Notes due October 15, 2006, including premium...................            225.5          225.6
9 7/8% KACC Senior Notes due February 15, 2002, net of discount.....................            224.7          224.6
Alpart CARIFA Loans................................................................             56.0           60.0
12 3/4% KACC Senior Subordinated Notes due February 1, 2003........................            400.0          400.0
Other aluminum operations debt.....................................................             53.1           62.6
Other notes and contracts, primarily secured by receivables, buildings,
    real estate and equipment......................................................             27.7           27.2
                                                                                       -------------- --------------
                                                                                             1,949.0        1,984.3
      Less: Current maturities.....................................................            (27.2)         (27.5)
           Timber Notes held in SAR Account........................................            (39.8)             -
                                                                                       -------------- --------------
                                                                                       $     1,882.0  $     1,956.8
                                                                                       ============== ==============

   The amount attributable to the Timber Notes held in the SAR Account of $36.1 million reflected in Note 6 above represents the amount paid to acquire $39.8 million of principal amount of Timber Notes.  This repurchase resulted in an extraordinary gain of $1.6 million, net of tax.  Subsequent to September 30, 2000, $16.3 million of funds in the SAR
Account were used to repurchase $20.2 million of principal amount of Timber Notes.  This repurchase is expected to result in an extraordinary gain of approximately $2.3 million, net of tax, in the fourth quarter of 2000.

9.    PER SHARE INFORMATION

      Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period including the weighted average impact of the shares of common stock issued and treasury stock acquired during the year from the date of issuance or repurchase.  The weighted average common shares outstanding were 6,766,523 shares and 7,000,863 shares for the three months ended September 30, 2000 and 1999, respectively, and 6,964,755 shares and 7,000,863 shares for the nine months ended September 30, 2000 and
1999, respectively.

      Diluted earnings (loss) per share calculations also include the dilutive effect of the Class A Preferred Stock (which is convertible into Common Stock) as well as common and preferred stock options.  The weighted average number of common and common equivalent shares was 6,766,523 shares and 7,000,863 shares for the three months ended
September 30, 2000 and 1999, respectively, and 6,964,755 shares and 7,826,274 shares for the nine months ended
September 30, 2000 and 1999, respectively.  The impact of outstanding convertible stock and stock options of 668,510 and 670,601 for the three and nine months ended September 30, 2000, respectively, was excluded from the weighted average share calculations for these periods as its effect would have been antidilutive.  The impact of outstanding convertible stock and stock options of 828,710 was excluded from the weighted average share calculation for the three months ended September 30, 1999 as its effect would have been antidilutive.

10.   COMPREHENSIVE INCOME (LOSS)

   Comprehensive income (loss) includes the following (in millions):

                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                            -----------------------------   ----------------------------
                                                                2000            1999            2000            1999
                                                            -------------   -------------   -------------   ------------
Net income (loss)........................................   $      (16.7)   $      (37.4)   $       (1.5)   $      56.6
Other comprehensive income:
   Change in value of available-for-sale investments.....            0.6               -             0.6              -
                                                            -------------   -------------   -------------   ------------
Total comprehensive income (loss)........................   $      (16.1)   $      (37.4)   $       (0.9)   $      56.6
                                                            =============   =============   =============   ============

11.     CONTINGENCIES

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

      Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters.  At September
30,  2000, the balance of such accruals, which are primarily included in other noncurrent liabilities, was $44.9 million.
These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology and Kaiser's assessment of the likely remediation actions to be taken.  Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 million to $11.0 million for the years 2000 through 2004 and an aggregate of approximately $19.0 million thereafter.

      As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals.  Kaiser believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $43.0 million.  As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved.  However, Kaiser is working to resolve certain of these matters.  Kaiser believes that it has insurance coverage available to recover certain incurred and future environmental costs and is pursuing claims in this regard.  No assurances can be given that Kaiser will be successful in its attempts to recover incurred or future costs from insurers or that the amount of recoveries received will ultimately be adequate to cover costs incurred.  While uncertainties are inherent in the final outcome of these environmental matters, and it is impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      Asbestos Contingencies
      Kaiser is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with Kaiser or exposure to products containing asbestos produced or sold by Kaiser.  The lawsuits generally relate to products Kaiser has not sold for at least 20 years.  At September 30, 2000, the number of such claims pending was approximately 114,700, as compared with 100,000 at December 31, 1999.
During 1999, approximately 29,300 of such claims were received and 15,700 were settled or dismissed.  During the quarter and nine months ended September 30, 2000, approximately 6,100 and 20,800 of such claims were received and
1,400 and 6,100 of such claims were settled or dismissed.  The foregoing claim and settlement figures as of and for the quarter ended September 30, 2000, do not reflect the fact that as of September 30, 2000, Kaiser had reached agreements under which it expects to settle approximately 74,200 of the pending asbestos-related claims over an extended period.

      Kaiser maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed over a 10 year period (i.e., through 2010).  Kaiser's estimate is based on its view, at each balance sheet date, of the current and an anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin Ehrmantraut Klein
& Nash, P.A., with respect to the current state of the law related to asbestos claims.  However, there are inherent uncertainties involved in estimating asbestos-related costs and Kaiser's actual costs could exceed its estimates due to changes in facts and circumstances after the date of each estimate.  Further, while Kaiser does not believe there is a reasonable basis for estimating asbestos-related costs beyond 2010 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2010, Kaiser expects that such costs may continue beyond 2010, and that such costs could be substantial.  As of September 30, 2000, an estimated asbestos-related cost accrual of $538.6 million, before consideration of insurance recoveries, has been reflected in the accompanying financial statements primarily in other noncurrent liabilities.  Kaiser estimates that annual future cash payments for asbestos-related costs will be approximately $60.0 million in the fourth quarter of 2000 and will range from approximately $100.0 million to $125.0 million in the years 2001 to 2002, approximately $50.0 million for each of the years 2003 and 2004, and an aggregate of approximately $160.0 million thereafter.  For the period from inception through September 30, 2000, before consideration of insurance recoveries, a total of approximately $168.6 million of asbestos-related settlement and related legal costs have been paid, including approximately $47.7 million in the nine months ended September 30, 2000.

      Kaiser believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs.
Although Kaiser has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements. For the period from inception through September 30, 2000, partial insurance reimbursements for asbestos-related matters totaling approximately $105.0 million have been received, including $36.5 million in the nine months ended September 30, 2000.  The timing and amount of future recoveries from insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies.  Kaiser believes that substantial additional recoveries from the insurance carriers are probable.  Kaiser reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller Ehrman White & McAuliffe  LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies.  Accordingly, an estimated aggregate insurance recovery of $428.0 million, determined on the same basis as the asbestos-related cost accrual, is recorded primarily in long-term receivables and other assets at September 30, 2000.  However, no assurance can be given that Kaiser will be able to record similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed Kaiser's aggregate insurance coverage.

      Kaiser continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from Kaiser's underlying assumptions.  In the third quarter of 2000, this process resulted in Kaiser reflecting a $43.0 million charge (included in investment, interest and other income  (expense)), for asbestos-related claims, net of expected insurance recoveries, based on recent cost and other trends experienced by Kaiser and other companies.  While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position or liquidity.  However, as Kaiser's estimates are periodically re-evaluated, additional charges may be necessary and such charges could be material to the results of the period in which they are recorded.

      Labor Matters
      In connection with the USWA strike and subsequent lock-out by Kaiser, which was settled in September 2000, certain allegations of ULPs were filed with the NLRB by the USWA.  Kaiser responded to all such allegations and believes that they were without merit.  In July 1999, the Oakland, California, regional office of the NLRB dismissed all material charges filed against Kaiser.  In September 1999, the union filed an appeal of this ruling with the NLRB general counsel's office in Washington, D.C.  In April 2000, Kaiser was notified by the general counsel of the NLRB of the dismissal of 22 of 24 allegations of ULPs previously brought against it by the USWA.  In June 2000, the general counsel of the NLRB directed the Oakland Regional Office to issue a complaint on two allegations for trial before an administrative law judge.  Also, in June 2000, the Oakland Regional Office issued a complaint, and a trial date has been set for November 2000.  Any outcome from the trial before the administrative law judge would be subject to an additional appeal by the general counsel of the NLRB, the USWA or Kaiser.  This process could take months or years.
If these proceedings eventually resulted in a definitive ruling against Kaiser, it could be obligated to provide back pay to USWA members at the five plants, and such amount could be significant.  Kaiser continues to believe that the charges are without merit.  While uncertainties are inherent in matters such as this and it is presently impossible to determine the actual costs, if any, that may ultimately arise in connection with this matter, Kaiser does not believe that the outcome of this matter will have a material adverse impact on Kaiser's liquidity or financial position.  However, amounts paid, if any, in satisfaction of this matter could be significant to the results of the period in which they are recorded.

      Forest Products Operations

      Regulatory and environmental matters play a significant role in the Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP and Pacific Lumber's
2000 timber operator's license, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality.  As further described in Note 5 "Headwaters Transactions," on
March 1, 1999, Pacific Lumber and the Company consummated the Headwaters  Agreement with the United States and
California.  In addition to the transfer of the Headwaters Timberlands described in Note 5, the SYP and the HCP were approved and the Permits were issued.

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

      Under the Federal Clean Water Act, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired."  The EPA and the North Coast Regional Water Quality Control Board are in
the process of establishing TMDLs for 17 northern California rivers and certain of their tributaries, including nine water
courses that flow within the Company's timberlands.  The Company expects this process to continue into 2010.   In the
December 16, 1999 EPA report dealing with TMDLs on two of the nine water courses, the agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses.  However, the September 11, 2000 report by the staff of the North Coast Regional Water Quality
Control Board proposed various actions including restrictions on harvesting beyond those required under the HCP.
Hearings concerning these matters are scheduled for February 2001.  Establishment of the final TMDL requirements applicable to the Company's timberlands will be a lengthy process, and the final TMDL requirements applicable to the
Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the
SYP, implementing certain of the Company's approved THPs or carrying out certain other operations.  On December
2, 1997, the Wrigley lawsuit and  the Rollins lawsuit were filed against the Company, certain of its subsidiaries and others.  These actions allege, among other things, that the defendants' logging practices have damaged the plaintiffs'
properties and property values by contributing to landslides in Stafford, California, (Rollins lawsuit) and an increase in flooding and damage to domestic water systems in a portion of the Elk River watershed (Wrigley lawsuit).  The
Company believes that it has strong factual and legal defenses with respect to these matters; however, there can be no assurance that they will not have a material adverse effect on its financial position, results of operations or liquidity.
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

      Post hearing briefing concluded on January 31, 2000.  In its post-hearing brief, the OTS claims, among other things, that the remaining Respondents, Mr. Hurwitz, the Company and Federated, are jointly and severally liable to pay either $821.3 million in restitution or reimbursement of $362.6 million for alleged unjust enrichment.  The OTS also claims that each remaining Respondent should be required to pay $4.6 million in civil money penalties, and that
Mr. Hurwitz should be prohibited from engaging in the banking industry.  The Respondents' brief claims that none of them has any liability in this matter.  A recommended decision by the administrative law judge could be made in the fourth quarter of 2000.  A final agency decision would thereafter be issued by the OTS Director.  Such decision would then be subject to appeal by any of the parties to the federal appellate court.

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
Hurwitz.  The Company, Federated and Mr. Hurwitz are asking that the FDIC be ordered to not make any further payments to the OTS to fund the administrative proceedings described above, and they are seeking reimbursement of attorneys' fees and damages from the FDIC.  As of September 30, 2000, such fees were in excess of $30.0 million.

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

12.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

      At September 30, 2000, the net unrealized loss on Kaiser's position in aluminum forward sales and option contracts (excluding the impact of those contracts discussed below which have been marked to market), energy forward purchase and option contracts, and forward foreign exchange and option contracts, was approximately $35.0 million
(based on applicable quarter-end published market prices).  As Kaiser's hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in these hedging activities will generally be offset by losses or gains, respectively, on the transactions being hedged.

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

      From time to time in the ordinary course of business, Kaiser enters into hedging transactions to provide price risk management in respect of the net exposure of earnings and cash flows resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot and bauxite, whose prices fluctuate with the price of primary aluminum.  Forward sales contracts are used by Kaiser to effectively fix the price that Kaiser will receive for its shipments.  Kaiser also uses option contracts
(i) to establish a minimum price for its product shipments, (ii) to establish a "collar" or range of prices for its anticipated sales and/or (iii) to permit it to realize possible upside price movements.  As of September 30, 2000, Kaiser had entered into option contracts that established a price range for an additional 68,000, 362,000 and 183,000 tons of primary aluminum with respect to 2000, 2001 and 2002, respectively.

      Additionally, as of September 30, 2000, Kaiser had also entered into a series of transactions with a counterparty that will provide it with a premium over the forward market prices at the date of the transaction for 2,000 tons of primary aluminum per month during the period from October 2000 through June 2001.  Kaiser also contracted with the counterparty to receive certain fixed prices (also above the forward market prices at the date of the transaction) on 4,000 tons of primary aluminum per month over a three year period commencing October 2001 unless market prices during certain periods decline below a stipulated "floor" price, in which case, the fixed price sales portion of the transactions terminate.  The price at which the October 2001 and later  transactions terminate is well below current market prices.
While Kaiser believes that the October 2001 and later transactions are consistent with its stated hedging objectives, these positions do not qualify for treatment as a "hedge" under current accounting guidelines.  Accordingly, these positions will be "marked-to-market" each period.  See Note 2 to the Consolidated Financial Statements for mark-to-market pre-
tax gains (losses) associated with the transactions described in this paragraph for the three and nine months ended
September 30, 2000 and 1999.

      As of September 30, 2000, Kaiser had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for 2000, 2001 and 2002 at prices indexed to future prices of primary aluminum.

      Energy
      Kaiser is exposed to energy price risk from fluctuating prices for fuel oil, diesel oil and natural gas consumed in the production process.  Kaiser from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy-related financial instruments.  As of September 30, 2000, Kaiser held option contracts for the purchase of approximately 20,000 MMBtu of natural gas per day for the period October 2000 through
December 2000 and 30,000 MMBtu of natural gas per day for the period January 2001 through June 2001.  As of
September 30, 2000, Kaiser also held a combination of fixed price purchase and option contracts for an average of
232,000 barrels per month of fuel oil for the remainder of 2000.

      Foreign Currency
      Kaiser enters into forward exchange contracts to hedge material cash commitments to foreign subsidiaries or affiliates.  At September 30, 2000, Kaiser had net forward foreign exchange contracts for the purchase of 120.5 million
Australian dollars in respect of its Australian dollar denominated commitments from October 2000 through June 2001.
In addition, Kaiser has entered into option contracts that establish a price range for the purchase of 24.0 million
Australian dollars for the period from October 2000 through June 2001 and option contracts that establish a ceiling on the purchase of 224.0 million Australian dollars for the period from August 2001 through December 2005.

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

      Industry Overview
      Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on Kaiser's hedging strategies.  Primary aluminum prices have historically been subject to significant cyclical fluctuations (see Note
12 to the Consolidated Financial Statements for a discussion of Kaiser's hedging activities).

      Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the transportation, distribution, and packaging markets.  Such changes in demand can directly affect Kaiser's earnings by impacting the overall volume and mix of such products sold.
To the extent that these end-use markets weaken, demand can also diminish for what Kaiser sometimes refers to as its
"upstream" products: alumina and primary aluminum.

      During 1999, the AMT Price per pound of primary aluminum declined from the low $.60 range at the beginning of the year to a low of approximately $.57 per pound in February and then began a steady increase ending 1999 at $.79 per pound.  During both the three and nine months ended September 30, 2000, the average AMT Price was $.76 per pound.  The average AMT Price for primary aluminum for the week ended October 27, 2000, was approximately $.71 per pound.

      Summary

The following table presents selected operational and financial information for the three and nine months ended
September 30, 2000 and 1999.

                                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                                   -------------------------    ------------------------
                                                                      2000           1999          2000          1999
                                                                   -----------    ----------    ----------    ----------
                                                                   (In millions of dollars, except shipments and prices)
Shipments:(1)
   Alumina:
      Third party................................................       484.0         572.4       1,460.4        1,670.8
      Intersegment...............................................       149.8         191.4         584.1          531.0
                                                                   -----------    ----------    ----------    -----------
        Total alumina............................................       633.8         763.8       2,044.5        2,201.8
                                                                   -----------    ----------    ----------    -----------
   Primary aluminum:
      Third party................................................        96.3          75.4         261.8          207.3
      Intersegment...............................................        34.0          44.6         119.4          130.4
                                                                   -----------    ----------    ----------    -----------
        Total primary aluminum...................................       130.3         120.0         381.2          337.7
                                                                   -----------    ----------    ----------    -----------
   Flat-rolled products..........................................        34.9          54.3         125.7          165.8
                                                                   -----------    ----------    ----------    -----------
   Engineered products...........................................        40.3          42.9         132.3          127.8
                                                                   -----------    ----------    ----------    -----------
Average realized third party sales price:
   Alumina (per ton).............................................  $      204     $     177     $     204     $      173
   Primary aluminum (per pound)..................................         .72           .68           .71            .66
Net sales:
   Bauxite and alumina:
      Third party (includes net sales of bauxite)................  $    106.7 (2) $   108.3     $   327.7 (2) $    308.8
      Intersegment...............................................        29.0 (2)      33.7         115.3 (2)       86.3
                                                                   -----------    ----------    ----------    -----------
        Total bauxite and alumina................................       135.7         142.0         443.0          395.1
                                                                   -----------    ----------    ----------    -----------
   Primary aluminum:
      Third party................................................       153.6         113.5         411.3          303.1
      Intersegment..............................................         56.5          65.7         196.1          177.9
                                                                   -----------    ----------    ----------    -----------
        Total primary aluminum...................................       210.1         179.2         607.4          481.0
                                                                   -----------    ----------    ----------    -----------
   Flat-rolled products..........................................       115.4         140.8         390.5          444.4
   Engineered products...........................................       134.3         134.5         438.8          405.8
   Minority interests............................................        27.1          23.2          77.0           62.6
   Eliminations..................................................       (85.5)        (99.4)       (311.4)        (264.2)
                                                                   -----------    ----------    ----------    -----------
        Total net sales..........................................  $    537.1     $   520.3     $ 1,645.3     $  1,524.7
                                                                   ===========    ==========    ==========    ===========
Operating income (loss)(3).......................................  $      4.3     $   (10.6)    $    95.7     $    (39.9)
                                                                   ===========    ==========    ==========    ===========
Income (loss) before income taxes and minority interests(4)......  $    (27.5)    $   (59.7)    $    10.8     $   (141.6)
                                                                   ===========    ==========    ==========    ===========
Capital expenditures and investments in unconsolidated
   affiliates....................................................  $    110.7     $    10.0     $   196.5     $     40.3
                                                                   ===========    ==========    ==========    ===========

-------------------------------
(1)   Shipments are expressed in thousands of metric tons.  A metric ton is equivalent to 2,204.6 pounds.
(2)   Net sales for the three and nine months ended September 30, 2000, included approximately 50,000 tons and 195,000 tons, respectively, of alumina purchased from third parties and resold to certain unaffiliated customers and 54,000 tons purchased from third parties for the nine months ended September 30, 2000 and transferred to Kaiser's primary aluminum business unit.
      There were no purchases of alumina from third parties during the third quarter of 2000.
(3)  Operating income for the three and nine months ended September 30, 2000, included the following: estimated business interruption insurance recoveries totaling $23.8 million and $89.6 million, respectively, a labor settlement charge of $38.5 million and other non-recurring items totaling $10.9 million and $22.5 million, respectively. Operating income for the three and nine months ended September 30, 1999 include estimated business interruption insurance recoveries of $22.0 million.
     Additionally, depreciation was suspended for the Gramercy facility as a result of the July 5, 1999 incident. Depreciation expense for the Gramercy facility for the nine months ended September 30, 1999, was approximately $6.0 million. Operating income (loss) for the three and nine months ended September 30, 1999, included potline restart costs of $1.9 million and
     $11.5 million, respectively, and other non-recurring charges of $24.1 million. See Note 3 to the Consolidated Financial
     Statements for additional information on the Gramercy facility. See Note 2 to the Consolidated Financial Statements for a
     detailed summary of the other non-recurring items impacting aluminum operations.
(4)  In addition to the items described in (3) above, income (loss) before income taxes and minority interests included the impact of non-recurring net charges of $4.9 million and $1.3 million for the three and nine months ended September 30, 2000, respectively, and $21.8 million and $19.3 million for the three and nine months ended September 30, 1999, respectively. See
     Note 2 of the Consolidated Financial Statements for further information.

        Recent Events and Developments

        Incident at Gramercy
        In July 1999, Kaiser's Gramercy, Louisiana, alumina refinery was extensively damaged by an explosion in the digestion area of the plant.  See Note 3 to the Consolidated Financial Statements for further information regarding the incident at the Gramercy facility.

      Construction on the damaged part of the facility began during the first quarter of 2000.  Initial production at the plant is expected to commence during the middle of the fourth quarter of 2000.  Based on current estimates, full production is expected to be achieved during the first quarter of 2001.  Kaiser has received the regulatory permits required to operate the plant once the facility is ready to resume production.

      In March 2000, MSHA proposed that Kaiser be assessed a penalty of $0.5 million in connection with the citations issued from its investigation of the incident.  Kaiser disagrees with the substance of the MSHA citations and has challenged them and the associated penalty.  However, it is possible that other civil or criminal fines or penalties could be levied against Kaiser.

      From the date of the Gramercy incident through September 30, 2000, Kaiser had expended or incurred costs or losses associated with the Gramercy incident totaling $155.6 million, consisting of clean-up, site preparation and business interruption costs.  From the date of the Gramercy incident through September 30, 2000, $134.0 million of insurance recoveries related to these costs had been received.  In addition, during the second and third quarters of 2000,
Kaiser spent approximately $150.0 million on Gramercy-related construction activities and received $73.0 million of insurance recoveries for capital expenditures related to the rebuilding of the Gramercy facility.  Gramercy-related capital spending prior to the second quarter of 2000 was not significant.

      Labor Dispute, Settlement and Related Costs
      Prior to the settlement of the labor dispute, Kaiser was operating five of its U.S. facilities with salaried employees and other employees as a result of the September 30, 1998 strike by the USWA and the subsequent "lockout" by Kaiser in January 1999.  The labor dispute was settled in September 2000.  A significant portion of the issues were settled through direct negotiations between Kaiser and the USWA and the remaining issues were settled pursuant to an agreed-
upon arbitration process.  Under the terms of the settlement, USWA members generally returned to the affected plants during October 2000.  The new labor contact, which expires in September 2005, provides for a 2.6% average annual increase in the overall wage and benefit packages, results in the reduction of at least 540 hourly jobs at the five facilities
(from approximately 2,800 on September 30, 1998), allows Kaiser greater flexibility in using outside contractors, and provides for productivity gains by allowing Kaiser to utilize the knowledge obtained during the labor dispute without many of the work-rule restrictions that were part of the previous labor contract.  Kaiser has recorded a one-time pre-tax labor settlement charge of $38.5 million in its results for the quarter ended September 30, 2000, to reflect the incremental, non-recurring impacts of the labor settlement, including severance and other contractual obligations for non-returning workers.  See Note 1 to the Consolidated Financial Statements for additional discussion of the labor settlement.

      In connection with the USWA strike and subsequent lock-out by Kaiser, certain allegations of ULPs have been filed with the NLRB by the USWA.  Twenty-two of the twenty-four allegations brought by the USWA have been dismissed.  A trial date has been set for November 2000 for the remaining two allegations.  Any outcome from the trial before the administrative law judge would be subject to an additional appeal by the general counsel of the NLRB, the
USWA or Kaiser.  This process could take months or years.  If these proceedings eventually resulted in a definitive ruling against Kaiser, it could be obligated to provide back pay to USWA members at the five plants, and such amount could be significant.  Kaiser continues to believe that the charges are without merit.  While uncertainties are inherent in matters such as this and it is presently impossible to determine the actual costs, if any, that may arise in connection with this matter, Kaiser does not believe that the ultimate outcome of this matter will have a material adverse impact on
Kaiser's liquidity or financial position.  However, amounts paid, if any, in satisfaction of this matter could be significant to the results of the period in which they are recorded.

      Washington Smelters' Power Sales and Operating Level
      During 2000 as a result of unprecedented high market prices for power in the Pacific Northwest, Kaiser has temporarily curtailed approximately 128,000 tons of its annual primary aluminum production at the Tacoma and Mead,
Washington, smelters and has sold certain power that it had under contract through September 30, 2001.  To implement the curtailment, Kaiser has temporarily curtailed the two and one-half operating potlines at its Tacoma smelter and two and one-half out of a total of eight potlines at its Mead smelter.  One-half of a potline at the Tacoma smelter was already curtailed.  Kaiser is currently operating the Mead and Tacoma smelters at approximately 50% of their capacity.

      During October 2000, Kaiser signed a new power contract with BPA under which the BPA will provide Kaiser's operations in the State of Washington with power during the period from October 2001 through September 2006.  The contract will provide Kaiser with sufficient power to fully operate Kaiser's Trentwood facility as well as approximately
40% of capacity at Kaiser's Mead and Tacoma aluminum smelting operations.  Power costs under the new contract will exceed the cost of power under Kaiser's current BPA contract by approximately 20%.  Additional provisions of the new
BPA contract include a take-or-pay requirement, an additional cost recovery mechanism under which Kaiser's base power rate could be increased and a "good corporate citizen" clause under which Kaiser's power allocation could be curtailed in certain instances. Kaiser has the right to terminate the contract until certain pricing and other provisions of the BPA contract are finalized, which is expected to be mid-2001.

   See Note 4 to the Consolidated Financial Statements for additional information on the power sales and BPA contract.

      Strategic Initiatives
      Kaiser has devoted significant efforts toward analyzing its existing asset portfolio with the intent of focusing its efforts and capital in sectors of the industry that are considered most attractive and in which Kaiser believes it is well positioned to capture value.  This process has continued in 2000.  During the first nine months of 2000, Kaiser sold certain non-operating properties, its Micromill assets and technology, and its Pleasanton, California, office complex and purchased the assets of a drawn tube aluminum fabricating operation.  The dispositions were part of Kaiser's initiative to monetize non-strategic or under performing assets.  The acquisition was part of Kaiser's continued focus on growing its engineered products operations.

      Another area of emphasis has been a continuing focus on managing Kaiser's legacy liabilities.  Kaiser believes that it has insurance coverage available to recover certain incurred and future environmental costs and a substantial portion of its asbestos-related costs and is actively pursuing recoveries in this regard.  For the period from inception through September 30, 2000, Kaiser has paid approximately $168.6 million for asbestos-related settlements and associated defense costs and has received partial insurance reimbursements during this same period totaling $105.0 million. The timing and amount of future recoveries of asbestos-related claims from insurance carriers remain a major priority of Kaiser, but will depend on the pace of claims review and processing by such carriers and the resolution of any disputes regarding coverage under the insurance policies.

      Net Sales

      Bauxite and alumina.  Third party net sales of alumina were slightly lower for the quarter ended September 30,
2000, as compared to the same period in 1999 as a 14% increase in third party average realized prices was more than offset by a 15% decrease in third party shipments.  The increase in average realized prices was due to an increase in primary aluminum market prices because the sales price for alumina under Kaiser's third-party alumina sales contracts are limited to primary aluminum prices.  This increase was partially offset by allocated net losses from Kaiser's hedging activities.  The decrease in quarter-over-quarter shipments resulted primarily from differences in the timing of shipments and, to a lesser extent, the net effect of the Gramercy incident, after considering the 50,000 tons of alumina purchased by Kaiser in 2000 from third parties to fulfill third party sales contracts.  Intersegment net sales of alumina for the quarter ended September 30, 2000, decreased 14% as compared to the same period in 1999.  A 22% decrease in intersegment shipments was partially offset by a 9% increase in the intersegment average realized price.  The decrease in shipments was primarily due to the potline curtailments at Kaiser's Washington smelters in mid-June 2000, as discussed above, and, to lessor extent, the timing of shipments.  The increase in the intersegment average realized price is the result of increases in primary aluminum prices from period to period as intersegment transfers are made on the basis of primary aluminum market prices on a lagged basis of one month.  No alumina was purchased from third parties in the third quarter of 2000 for the primary aluminum business unit as the June 2000 potline curtailments alleviated the need for such purchases.

      For the nine months ended September 30, 2000, third party net sales of alumina were 6% higher than the comparable period in 1999 as an 18% increase in third party average realized prices was partially offset by a 13%
decrease in third party shipments.  The increase in average realized prices and decrease in third party shipments during the first nine months of 2000 as compared to 1999 was attributable to the same price and volume factors discussed above.  Third party net sales included approximately 195,000 tons of alumina purchased by Kaiser from third parties to fulfill third party sales contracts.  Intersegment net sales for the nine months ended September 30, 2000, increased
34% as compared to the same period in 1999.  The increase was due to a 21% increase in the intersegment average realized price and a 10% increase in intersegment shipments.  The increase in the intersegment average realized price is the result of increases in primary aluminum prices from period to period as intersegment transfers are made on the basis of primary aluminum market prices on a lagged basis of one month.  The increase in shipments was due to the favorable impact of operating more potlines at Kaiser's smelters during the first half of 2000 as compared to the same period in 1999 offset, in part, by the unfavorable impact of the potline curtailments at Kaiser's Washington smelters in mid-June 2000 discussed above.  Intersegment net sales for the year to date 2000 period included approximately
54,000 tons of alumina purchased during the first six months of 2000 from third parties and transferred to the primary aluminum business unit.

      Primary aluminum.  Third party net sales of primary aluminum were up 35% for the third quarter of 2000, as compared to the same period in 1999 as a result of a 28% increase in third party shipments and a 6% increase in third party average realized prices.  The increase in shipments was primarily due to the timing of shipments and the favorable impact of the increased operating rate at Valco offset, only modestly, by the mid-June 2000 curtailment of the potlines at the Washington smelters discussed above as the business unit purchased primary aluminum from third parties to meet its third party and internal commitments (see additional discussion below).  The increase in the average realized prices reflects the 11% increase in primary aluminum market prices, partially offset by allocated net losses from Kaiser's hedging activities.  Intersegment net sales were down approximately 14% between the third quarter of 2000 and the third quarter of 1999.  This decrease was the result of a 24% decrease in intersegment shipments offset, in part, by a 12%
increase in intersegment average realized prices.  The decrease in shipments was primarily due to the potline curtailment at the Washington smelters.  The increase in the intersegment average realized price was due to higher market prices for primary aluminum as intersegment transfers are made on the basis of primary aluminum market prices.

      For the nine months ended September 30, 2000, third party sales of primary aluminum increased approximately
36% from the comparable period in 1999, reflecting a 26% increase in third party shipments and an 8% increase in third party average realized prices.  The increases in year-to-date 2000 shipments and prices compared to 1999 were attributable to the same factors described above.  Intersegment net sales for the nine months ended September 30, 2000 were up 10% as compared to the same period in 1999.  This increase primarily resulted from a 19% increase in intersegment average realized prices, reflecting higher market prices for primary aluminum offset, in part, by an 8%
decrease in intersegment shipments, which was primarily due to the potline curtailments at the Washington smelters.

      Flat-rolled products.  Net sales of flat-rolled products decreased by 18% during the third quarter 2000 as compared to 1999 as a 36% decrease in shipments was partially offset by a 27% increase in average realized prices.  The decrease in shipments was primarily due to reduced shipments of can body stock as a part of Kaiser's planned exit from this product line. Offsetting the reduced can body stock shipments was a modest quarter over quarter improvement in shipments of heat-treat products.  The increase in average realized prices primarily reflects the change in product mix
(resulting from the can body stock exit) as well as the pass through to customers of increased market prices for primary aluminum.

      For the nine months ended September 30, 2000, net sales of flat-rolled products decreased by 12% as compared to the same period in 1999 as a 24% decrease in shipments was partially offset by a 16% increase in average realized prices.  The decline in year-to-date 2000 shipments is primarily attributable to the aforementioned decline in can body stock offset, in part, by increased shipments of general engineering heat-treat products.  The increase in the average realized price reflects the pass-through to customers of increased market prices for primary aluminum offset, in part, by a decline in prices for aerospace heat-treat products subsequent to the first quarter of 1999 due to reduced demand.

      Engineered products.  Net sales of engineered products were essentially flat for the third quarter 2000 as compared to 1999, as a 6% increase in average realized prices was offset by a 6% decrease in product shipments.  The increase in average realized prices reflects increased prices for soft alloy extrusions offset, in part, by a shift in product mix.  The decrease in product shipments was the result of reduced ground transportation shipments due to softening market demand.

      For the nine months ended September 30, 2000, net sales of engineered products increased approximately 8% as compared to the same period in 1999 as the result of a 3% increase in product shipments and a 5% increase in average realized prices.  The increase in product shipments in 2000 over 1999 reflects a strong first half of 2000 offset by a weakening ground transportation market in the third quarter of 2000.  In addition to the factors described above, the changes in average realized prices for the nine months ended September 30, 2000 also reflect the pass-through to customers of increased market prices for primary aluminum.

      Operating Income (Loss)
      Operating income for the quarter and nine months ended September 30, 2000 includes the impact of certain non-
recurring items included in cost of sales and operations as follows: net gains on power sales of $45.0 million and $56.3 million, respectively; $11.5 million of normal recurring maintenance expenditures for the Gramercy facility that otherwise would have been incurred in the ordinary course of business over the next one to three years; and employee reduction initiatives of $5.1 million and $8.6 million, respectively. Operating income was also reduced by impairment charges associated with product line exits of $13.0 million and $13.7 million for the quarter and nine months ended
September 30, 2000, respectively. Operating loss for the third quarter and nine months ended September 30, 1999 includes a charge of $19.1 to reduce the carrying value of the Micromill assets.

      Bauxite and alumina.  Operating income (before non-recurring items) for the quarter ended September 30, 2000, was essentially flat as compared to the same period in 1999 as the increase in the average realized sales prices was offset by energy price increases as well as decreases in shipments.  Operating income (before non-recurring items) for the nine months ended September 30, 2000, increased from the comparable period in 1999 primarily as the result of the increase in the average realized sales prices which was offset in part by the net decrease in shipments as discussed above.

      With respect to non-recurring items, results for the quarter and nine months ended September 30, 2000, include non-recurring labor settlement charges of $2.1 million and incremental maintenance spending of $11.5 million, while segment operating income for the quarter and nine months ended September 30, 1999, includes the expense of insurance deductibles related to the Gramercy incident of $4.0 million.

      See Note 3 of Notes to the Consolidated Financial Statements for additional discussion of the effect of the
Gramercy incident on the bauxite and alumina business unit's operations.

      Primary aluminum.  Operating income (before non-recurring items) for the quarter and nine months ended
September 30, 2000, was up from the comparable periods in 1999.  The primary reason for the increases was the improvements in average realized prices and net shipments discussed above.  However, operating income for the quarter and nine months ended September 30, 2000, have been adversely affected by increases in alumina and electric power costs.  Even after excluding the excess power costs experienced by Kaiser in the Pacific Northwest, power costs have generally increased.  As previously reported, new agreements entered into in both Ghana and Wales provide for increased power stability but at increased costs.  Additionally, the quarter and nine months ended September 30, 1999, also included costs of approximately $1.9 million and $11.5 million, respectively, associated with preparing and restarting potlines at Valco and the Washington smelters.  Third party and intersegment shipments for the quarter and nine months ended September 30, 2000, also include approximately 26,000 tons of primary aluminum purchased from third parties to meet the business unit's internal and third party shipment commitments because production was insufficient to meet such needs as a result of the aforementioned potline curtailments.  Such volumes were sold by the business unit at cost.  However this had an adverse impact on its operating income, as compared to having produced such primary aluminum in prior quarters.

      With respect to non-recurring items, results for the quarter and nine months ended September 30 2000 include non-
recurring net power sales gains of $40.5 million and $56.3 million, respectively.  Operating income for  the quarter and nine months ended September 30, 2000 also includes a non-recurring labor settlement charge of $15.9 million and costs related to staff reduction initiatives of $3.1 million.

      Flat-rolled products.  The decreases in operating income (before non-recurring items) for the quarter and the nine months ended September 30, 2000, was essentially flat when compared to the same period in 1999 as the increase in heat-treat products was offset by the can body stock exit.  The decrease in segment operating income (before non-
recurring items) in the nine months ended September 30, 2000, compared to the same period in 1999 was attributable to the same factors described above.

      Operating income for the three and nine months ended September 30, 2000 includes a non-recurring labor settlement charge of $18.2 million, a $7.5 million LIFO inventory charge and $1.5 million of impairment charges associated with Kaiser's exit from the can body stock product line.

      Engineered products.  The changes in operating income (before non-recurring items) for the quarter and nine months ended September 30, 2000, as compared to the same periods in 1999 were attributable to the same factors described above.

      Operating income for the quarter ended September 30, 2000 includes a non-recurring impairment charge associated with a product line exit of $4.0 million and labor settlement charges of $2.3 million.  In addition to these items, operating results for the nine months ended September 30, 2000, included a $0.7 severance related charge (reflected in the second quarter of 2000) with respect to the same product line exit.

      Operating income for the nine months ended September 30, 1999, included equity in earnings of $2.5 million from
Kaiser's 50% interest in AKW, which was sold in April 1999.

      Eliminations.  Eliminations of intersegment profit vary from period to period depending on fluctuations in market prices as well as the amount and timing of the affected segments' production and sales.

      Income (Loss) Before Income Taxes and Minority Interests
      Income (loss) before income taxes and minority interests for the quarter and nine months ended September 30,
2000 increased compared to the comparable periods in 1999 due to the increases in operating income discussed above and a decrease in the net impact of certain non-recurring amounts included in investment, interest and other income
(expense).  For the quarter and nine months ended September 30, 2000, these non-recurring items included asbestos related charges of $43.0 million offset by a gain on sale of an office complex of $22.0 million and a  lease obligation adjustment of $17.0 million.  Results for the quarter and nine months ended September 30, 2000, also include mark-to-
market gains of $0.9 million and $9.6 million, respectively, on certain hedging transactions.

      Results for the quarter ended September 30, 1999 included non-recurring asbestos related charges of $15.2 million and mark-to-market losses of $5.9 million on certain hedging transactions.  Results for the nine months ended
September 30, 1999 included non-recurring asbestos related charges of $53.2 million and mark-to-market losses of
$20.0 million on certain hedging transactions, offset by a favorable pre-tax gain on the sale of Kaiser's interests in AKW of $50.5 million.

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

      The following table presents selected operational and financial information for the three and nine months ended
September 30, 2000 and 1999.

                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                                 ------------------------------------------------
                                                                    2000        1999         2000        1999
                                                                 ----------- -----------  ----------  -----------
                                                                         (In millions of dollars, except
                                                                              shipments and prices)
Shipments:
   Lumber: (1)
      Redwood upper grades....................................          4.0         4.9        11.3         19.1
      Redwood common grades...................................         33.4        33.4       110.0        101.0
      Douglas-fir upper grades................................          2.7         3.0         8.4          7.5
      Douglas-fir common grades...............................         20.1        18.3        59.0         46.0
      Other...................................................          0.5         1.8         5.2          6.2
                                                                 ----------- -----------  ----------  -----------
        Total lumber..........................................         60.7        61.4       193.9        179.8
                                                                 =========== ===========  ==========  ===========
   Wood chips (2).............................................         48.8        48.1       133.3        124.7
                                                                 =========== ===========  ==========  ===========

Average sales price:
   Lumber: (3)
      Redwood upper grades....................................   $    1,820  $    1,633   $   1,760   $    1,500
      Redwood common grades...................................          719         646         740          607
      Douglas-fir upper grades................................        1,374       1,267       1,340        1,286
      Douglas-fir common grades...............................          356         467         383          433
   Wood chips (4).............................................           70          78          68           78

Net sales:
   Lumber, net of discount....................................   $     42.0  $     42.3   $   135.8   $    120.5
   Wood chips.................................................          3.4         3.8         9.0          9.7
   Cogeneration power.........................................          1.6         1.4         3.2          2.7
   Other......................................................          2.4         1.5         4.7          4.2
                                                                 ----------- -----------  ----------  -----------
        Total net sales.......................................   $     49.4  $     49.0   $   152.7   $    137.1
                                                                 =========== ===========  ==========  ===========
Operating income (loss).......................................   $      0.1  $     (3.8)  $    14.5   $     (8.5)
                                                                 =========== ===========  ==========  ===========
Operating cash flow (5).......................................   $      5.4  $     (0.1)  $    29.3   $      4.4
                                                                 =========== ===========  ==========  ===========
Income (loss) before income taxes and minority interests (6)..   $    (11.1) $    (14.6)  $   (17.5)  $    201.9
                                                                 =========== ===========  ==========  ===========
Capital expenditures..........................................   $      5.0  $      2.4   $    11.0   $     20.0
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
(6)   Results for the nine months ended September 30, 1999 include a $239.8 million gain on the sale of the Headwaters
      Timberlands.

      Net Sales
      Net sales for the quarter ended September 30, 2000, were largely unchanged from the comparable prior year period as the impact of  lower shipments of upper grade redwood lumber and lower prices for common grade Douglas-
fir lumber were offset by higher prices for redwood lumber.  Net sales for the nine months ended September 30, 2000, increased over the comparable prior year period due to higher prices for redwood lumber and higher shipments of common grade redwood and Douglas-fir lumber.  These improvements were offset in part by lower shipments of upper grade redwood lumber due to continuing reductions in the volume of old-growth logs available for the production of lumber.  The failure of government agencies to approve THPs in a timely manner continues to adversely affect log supply.

      Operating Income (Loss)
      The forest products segment had operating income for the three and nine months ended September 30, 2000, as compared to operating losses for the comparable 1999 periods.  For the nine months ended September 30, 2000, this was  primarily due to the increase in net sales discussed above.  In addition, operating income improved for both the three and nine months ended September 30, 2000, as a result of a decrease in cost of sales and operations as a percentage of net sales due to increased efficiencies at the sawmills and a reduction in logging costs.

      Income (Loss) Before Income Taxes and Minority Interests
      The loss before income taxes for the quarter ended September 30, 2000, decreased from the comparable 1999 period primarily due to higher operating income discussed above.  Income before income taxes for the first nine months of 2000 decreased from the comparable prior year period principally due to the gain on the sale of the Headwaters
Timberlands of $239.8 million ($142.1 million net of deferred taxes or $18.17 per share) offset by the improvement in operating income discussed above.

   Real Estate Operations

      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Puerto Rico, Arizona and California.

                                                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                               SEPTEMBER 30,        SEPTEMBER 30,
                                                                           --------------------  -------------------
                                                                              2000       1999      2000       1999
                                                                           ----------  --------  ---------  --------
                                                                                   (In millions of dollars)

Net sales..............................................................    $    15.7    $  9.2   $   34.2   $  37.4
Operating income (loss)................................................          0.8      (2.9)      (1.3)     (4.2)
Income (loss) before income taxes and minority interests...............          2.3      (1.3)       7.8       1.5
Capital expenditures, net of tax credit................................          1.4       1.3        4.0       2.0

      Net Sales
      Net sales for the quarter ended September 30, 2000, increased from the same period last year primarily due to higher sales of real estate at the Company's Fountain Hills development project and an acreage sale at the Waterwood project. Net sales for the nine months ended September 30, 2000, decreased from the same prior year period primarily due to lower sales of real estate at the Company's Palmas del Mar and Mirada development projects.

      Operating Income (Loss)
      Operating income increased for the quarter ended September 30, 2000, from the same period in 1999 primarily due to higher net sales discussed above.  The operating loss decreased for the nine months ended September 30, 2000, from the same period in 1999 primarily due to an insurance reimbursement for business interruption experienced at
Palmas del Mar as a result of a 1998 hurricane and due to lower sales of real estate discussed above.

      Income Before Income Taxes and Minority Interests
      Income before income taxes and minority interests for the quarter and nine months ended September 30, 2000, increased when compared to the same periods in 1999.  For the quarter, improvements in operating income resulted in higher income before income taxes.  For the nine month period, improvements in operating income and  higher equity in earnings from real estate joint ventures in Arizona contributed to the $6.3 million improvement over the prior year period.

   Racing Operations

      Industry Overview
      The Company, through its subsidiaries, has a 99.0% ownership interest in SHRP, Ltd., a Texas limited partnership, which owns and operates Sam Houston Race Park, a Class 1 horse racing facility in Houston, Texas, and Valley Race
Park, a greyhound racing facility located in Harlingen, Texas, which began operations in mid-March of 2000.  Results of operations between periods are generally not comparable due to the timing, varying lengths and types of racing meets held. Historically, Sam Houston Race Park has derived a significant amount of its annual net pari-mutuel commissions from live racing and simulcasting. Net pari-mutuel commissions have typically been highest during the first and fourth quarters of the year, the time during which live thoroughbred racing has historically been conducted.

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                   -----------------------  -----------------------
                                                                      2000         1999        2000        1999
                                                                   -----------  ----------  ----------  -----------
                                                                               (In millions of dollars)
Net sales........................................................  $      8.0   $     6.8   $    22.4   $     19.7
Operating income (loss)..........................................         0.5         0.3         2.0          2.5
Income before income taxes and minority interests................         0.4         0.1         1.7          2.1
Capital expenditures.............................................         0.3         0.2         4.2          0.6

      Net Sales
      Net sales for the racing segment in the quarter and nine months ended September 30, 2000, were higher compared to the same periods in 1999 due to the opening of Valley Race Park.

      Operating Income (Loss)
      Operating income for the racing segment for the quarter ended September 30, 2000, increased slightly compared to the same period in 1999 due to the higher net sales discussed above, offset by higher marketing expenses at Sam
Houston Race Park.  Operating income for the racing segment decreased for the nine months ended September 30, 2000, from the same period in 1999 due to increases in marketing-related expenses at Sam Houston Race Park and due to start-
up expenses at Valley Race Park.

      Income Before Income Taxes and Minority Interests
      Income before income taxes and minority interests increased for the quarter ended September 30, 2000, compared to the quarter ended September 30, 1999, due to the higher operating income discussed above.  Income before income taxes and minority interests for this segment decreased for the nine months ended September 30,  2000, as compared to the nine months ended September 30, 1999, primarily due to the decrease in operating income discussed above.

   Other Items Not Directly Related to Industry Segments

                                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                                       --------------------------     ---------------------------
                                                                          2000            1999           2000            1999
                                                                       ----------      ----------     -----------     -----------
                                                                                        (In millions of dollars)
Operating loss...................................................      $    (4.3)      $    (2.1)     $    (10.4)     $     (6.8)
Loss before income taxes and minority interests..................           (4.6)           (4.1)           (8.4)          (15.6)

      The operating losses represent corporate general and administrative expenses that are not allocated to the
Company's industry segments.  The loss before income taxes and minority interests includes operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, which are not attributable to the Company's industry segments.  Operating losses for the three and nine months ended
September 30, 2000, increased over the prior year periods primarily due to accruals for certain legal contingencies (see
Note 11 to the Consolidated Financial Statements).  The losses before income taxes and minority interests for the three months ended September 30, 2000 and 1999 were comparable as an increase in the operating loss was offset by higher earnings on marketable securities.  The loss before income taxes and minority interests for the nine months ended
September 30, 2000, decreased over the prior year period due to an increase in earnings on marketable securities, offset in part by the higher operating losses discussed above.

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

   Parent Company and MGHI

      The Company conducts its operations primarily through its subsidiaries.  Creditors of subsidiaries of the Company as well as KACC's preferred stockholders have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the Company.  Furthermore, certain of the Company's subsidiaries, principally Kaiser and
MGHI (and in turn MGHI's subsidiaries), are restricted by their various debt instruments as to the amount of funds that can be paid in the form of dividends or loaned to the Company.  As of September 30, 2000, the indebtedness of the
Company's subsidiaries and the minority interests attributable to KACC's preferred stockholders reflected on the
Consolidated Balance Sheet were $1,959.3 million and $17.7 million, respectively.  With respect to dividend availability, as of September 30, 2000, the Company's other subsidiaries (principally real estate) had an aggregate of nonrestricted cash and unused borrowing availability of approximately $24.5 million which could have been paid to the Company.  During the nine months ended September 30, 2000, the Company received $3.3 million from its real estate subsidiaries.  An additional $34.2 million was paid to the Company by real estate subsidiaries in October 2000 using proceeds from the sale of its water utility company in Arizona and proceeds from a bond offering by a subsidiary of PDMPI.

      On September 29, 2000, the Company amended the Custodial Trust Agreement to extend the maturity date of the borrowing by one year to October 2001.

      During the nine months ended September 30, 2000, MGHI received an aggregate of $108.4 million in dividends from MGI, $90.0 million of which was made available using proceeds from the sale of the Headwaters Timberlands.
MGHI in turn paid a $45.0 million dividend to the Company.

      During the nine months ended September 30, 2000, $6.4 million of MGHI Notes were repurchased by MGHI, reducing the outstanding balance to $118.8 million.

      For the period from January 1, 2000 through September 30, 2000, the Company purchased 509,400 shares of its common stock for $12.8 million.

      Kaiser has an effective shelf registration statement covering the offering of up to 10 million shares of Kaiser common stock owned by the Company.

      As of September 30, 2000, the Company (excluding its subsidiaries) had cash and marketable securities of approximately $82.0 million, and MGHI (excluding its subsidiaries) had cash and marketable securities of $52.1 million.

      The Company believes that its existing resources, together with the cash available from subsidiaries and financing sources, will be sufficient to fund its working capital requirements for the next year.  With respect to its long-term liquidity, the Company believes that its existing cash and cash resources, together with the cash proceeds from the sale of assets and distributions from its subsidiaries should be sufficient to meet its working capital requirements and required debt service obligations.  However, there can be no assurance that the Company's cash resources, together with the cash proceeds from the sale of assets, distributions from its subsidiaries and other sources of financing, will be sufficient for such purposes.  Any adverse outcome of the litigation or the regulatory and environmental matters described in Note 11 to the Consolidated Financial Statements could materially adversely affect the Company's consolidated financial position, results of operations or liquidity.

   Aluminum Operations

      At September 30, 2000, Kaiser had working capital of $299.4 million, compared with working capital of $336.0 million at December 31, 1999.  The decrease in working capital primarily resulted from decreases in inventories, prepaid expenses and other current assets and increases in accounts payable and accrued salaries, wages and related expenses offset by an increase in trade and other receivables.  The decrease in inventories reflects a planned focus on inventory reduction and efficiency initiatives and the exit from production of can body stock.  The decrease in prepaid expenses and other current assets was driven by a reduction in margin deposits associated with Kaiser's hedging positions.  The increase in accounts payable was primarily due to increased capital spending related to the Gramercy incident.  The increase in accrued salaries, wages and related expenses was primarily due to the labor settlement with the USWA (see
Note 1 to the Consolidated Financial Statements).  The increase in trade receivables reflects the increased market prices for primary aluminum.  The increase in other receivables was primarily due to an increase in the estimated business interruption insurance recoveries related to the Gramercy facility incident (see Note 3 to the Consolidated Financial
Statements).  Changes in trade receivables and inventories also reflect the factors described in "--Results of
Operations--Aluminum Operations."

      Capital expenditures during the nine months ended September 30, 2000 were $196.5 million, consisting primarily of $159.0 million for the rebuilding of the Gramercy facility and $13.3 million for the purchase of the non-working capital assets of a drawn tube aluminum fabricating operation (see Note 5 to the Consolidated Financial Statements).
The remainder of the 2000 capital expenditures was incurred to improve production efficiency and reduce operating costs at Kaiser's other facilities.  Total consolidated capital expenditures, excluding the capital expenditures for the rebuilding of the Gramercy facility, are expected to be between $80.0 million and $115.0 million per annum in each of 2000 through 2002 (of which approximately 10% is expected to be funded by Kaiser's minority partners in certain foreign joint ventures).  See below for a discussion of Gramercy related capital spending.  Kaiser's management continues to evaluate numerous projects all of which would require substantial capital, both in the United States and overseas.  The level of capital expenditures may be adjusted from time to time depending on Kaiser's price outlook for primary aluminum and other products, its ability to assure future cash flows through hedging or other means, Kaiser's financial position and other factors.

      At September 30, 2000, no borrowings were outstanding under the KACC Credit Agreement. Kaiser had $235.6 million (of which $64.7 million could have been used for letters of credit) of unused availability remaining under the
KACC Credit Agreement at September 30, 2000.  As of October 31, 2000, $16.2 million of borrowings were outstanding under the KACC Credit Agreement.  During the first nine months of 2000, amounts outstanding at the end of a month have been as high as approximately $53.4 million, which occurred in August 2000 primarily as a result of costs incurred and capital spending related to the Gramercy rebuild, net of insurance reimbursements.  The average amount of borrowings outstanding under the KACC Credit Agreement during the nine months ended September 30, 2000 was approximately
$28.0 million.  The average per annum interest rate on loans outstanding under the KACC Credit Agreement during the nine months ended September 30, 2000 was approximately 10.2%.

      In addition to the shelf registration covering 10.0 million shares of Kaiser's common stock owned by the Company discussed above (the proceeds of which sale would be paid to the Company rather than Kaiser), Kaiser has an effective shelf registration statement covering the offering from time to time of up to $150.0 million of equity securities.

      In addition to normal operating items, Kaiser's near-term liquidity will be, as more fully discussed below, affected by the Gramercy incident and the amount of net payments for asbestos liabilities.

      Kaiser will continue to incur substantial business interruption costs and capital spending until all construction activity at the Gramercy facility is completed and full production is restored.  Business interruption costs are expected to be substantially offset by insurance recoveries.  A minimum of an additional $27.0 million of capital spending is expected to be funded by insurance recoveries.  The remainder of the Gramercy-related capital expenditures will be funded by Kaiser using existing cash resources, funds from operations and/or borrowings under the KACC Credit
Agreement.  The amount of capital expenditures to be funded by Kaiser will depend on, among other things, the ultimate cost, the elapsed time of the rebuild and negotiations with the insurance carriers.  Kaiser had previously estimated that the cost of the Gramercy rebuild would be approximately $200.0 million and that at least 50% would be funded by insurance recoveries.  Kaiser now believes that the total cost of the rebuild will be somewhat higher than previously estimated.  Kaiser continues to believe that at least 50% of the total cost will be funded by insurance and other recoveries.  However, Kaiser has not yet reflected an increase in the minimum expected property damage recovery amount pending further discussions with Kaiser's insurers.

      Kaiser continues to work with the insurance carriers to maximize the amount of recoveries and to minimize, to the extent possible, the period of time between when Kaiser expends funds and when it is reimbursed.  Kaiser will likely have to continue to fund an average of 30 - 60 days of property damage and business interruption activity, unless some other arrangement is agreed with the insurance carriers, and such amounts will be significant.  Kaiser believes it has sufficient financial resources to fund the remaining construction and business interruption costs on an interim basis.
However, no assurances can be given in this regard.

      During the first nine months of 2000, Kaiser paid $47.7 million of asbestos-related settlement and defense costs and received insurance reimbursements of $36.5 million for asbestos-related matters.  Kaiser's future cash payments, prior to insurance recoveries, for asbestos-related costs is estimated to be approximately $60.0 million in the fourth quarter of 2000 and to be between $100.0 million and $125.0 million in each of the years 2001 and 2002.  Kaiser believes it will recover a substantial portion of its asbestos payments through insurance.  However, insurance reimbursements have historically lagged Kaiser's payments.  Delays in receiving future insurance repayments would have an adverse impact on Kaiser's liquidity.

      While no assurance can be given that the existing cash sources will be sufficient to meet Kaiser's short-term liquidity requirements, Kaiser believes that its existing cash resources, together with cash flows from operations and borrowings under the KACC Credit Agreement (which Kaiser intends to extend or replace prior to its August 2001 expiration date), will be sufficient to satisfy its working capital and capital expenditure requirements for the next year.

      Kaiser is highly leveraged and has significant debt service requirements.  At September 30 2000, Kaiser had long-
term debt of $959.3 million, compared with $972.8 million at December 31, 1999.

      The KACC Credit Agreement expires in August 2001.  Kaiser intends to extend or replace the KACC Credit
Agreement prior to its expiration.  However, in order for the KACC Credit Agreement to be extended beyond January
2002, it is likely that the $225.0 million of 97/8% KACC Senior Notes, due February 2002, will have to be retired or that both the 97/8% KACC Senior Notes and the $400.0 million of 12 3/4% KACC Senior Subordinated
Notes, due February 2003, will have to be simultaneously retired and/or refinanced.

      Kaiser's ability to make payments on and to refinance its debt on a long-term basis depends on its ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond Kaiser's control.  No assurance can be given that Kaiser will be able to refinance its debt on acceptable terms.  However, with respect to long-term liquidity, Kaiser believes that operating cash flow, together with the ability to obtain both short and long-term financing, should provide sufficient funds to meet its working capital, financing and capital expenditure requirements.

   Forest Products Operations

      As of September 30, 2000, MGI and its subsidiaries had cash and marketable securities, including short and long-
term restricted amounts, of $209.5 million compared to $383.5 million as of December 31, 1999.  In addition to the principal payments and repurchases of debt discussed below, and the dividend payment discussed above in "--Parent Company and MGHI", the decline in cash and marketable securities was the result of expenditures for certain working capital items and the need to fund losses.  With respect to changes in working capital, $35.4 million of the decrease in cash and marketable securities was a result of the following three items: an increase in inventories as the Company is rebuilding its lumber and log inventory levels; an increase in prepaid expenses primarily related to THP preparation costs; and a reduction in accrued interest payable.  Short and long-term restricted cash and marketable securities include $159.7 million held in the SAR Account (including $36.1 million of repurchased Timber Notes).  The fair value of the SAR
Account, including the re-acquired Timber Notes, was $162.7 million as of September 30, 2000.

      Long-term debt, including current maturities, was $804.4 million as of September 30, 2000, as compared to $860.2 million at December 31, 1999.  The decrease in long-term debt was primarily due to the repurchase of $39.8 million principal amount of Timber Notes.  In addition, long-term debt declined as a result of $15.8 million of principal payments on the Timber Notes.  On the July 20, 2000 note payment date for the Timber Notes, Scotia LLC had $3.1 million in cash available to pay the $31.1 million of interest due.  Scotia LLC borrowed the remaining $28.0 million in funds under the Scotia LLC Line of Credit.  In addition, Scotia LLC repaid $2.9 million of principal on the Timber
Notes using funds held in the SAR Account.  As of September 30, 2000, $4.6 million was outstanding under the Scotia
LLC Line of Credit which was subsequently paid on October 20, 2000.

      As of September 30, 2000, Pacific Lumber had $14.5 million of unused borrowings available under the Pacific
Lumber Credit Agreement, $21.3 million in borrowings were outstanding and letters of credit outstanding amounted to $12.7 million.  Subsequent to September 30, 2000, Pacific Lumber borrowed $7.3 million under the facility.

      MGI repaid principal and interest of $10.0 million on a $45.0 million  intercompany loan from Pacific Lumber subsequent to September 30, 2000.

      Pacific Lumber expects that near-term cash flows from operations will be adversely affected by an inadequate supply of logs and a related slowdown in lumber production.  Pacific Lumber anticipates that it will require funds available under Pacific Lumber's revolving credit agreement, repayments by MGI of an intercompany loan and/or capital contributions from MGI to enable it to meet its working capital and capital expenditure requirements for the remainder of 2000 and until mid-2001.  With respect to long-term liquidity, although Pacific Lumber expects that its existing cash and cash equivalents should provide sufficient funds to meet its working capital and capital expenditure requirements, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from Scotia LLC, there can be no assurance that this will be the case.

      MGI and its subsidiaries anticipate that existing cash, cash equivalents, marketable securities, funds available from the SAR Account and available sources of financing will be sufficient to fund their working capital and capital expenditure requirements for the next year.  With respect to their long-term liquidity, although MGI and its subsidiaries believe that their existing cash and cash equivalents should provide sufficient funds to meet their working capital and capital expenditure requirements and their required debt service obligations, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from Scotia LLC, there can be no assurance that this will be the case.  Furthermore, due to its highly leveraged condition, MGI is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see
Note 11 to the Consolidated Financial Statements), increased competition from other lumber producers or alternative building products and general economic conditions.

   Real Estate Operations

      As of September 30, 2000, the real estate segment had cash and marketable securities of $18.3 million, $5.8 million of which is restricted.  Long-term debt, including current maturities, was $26.4 million as of September 30, 2000 as compared to $25.5 million as of December 31, 1999.  As of September 30, 2000, the Company's real estate subsidiaries had approximately $12.1 million available for use under two revolving bank credit facilities which allow for a maximum of $23.6 million outstanding.  There were $4.1 million of outstanding borrowings and letters of credit outstanding amounted to $1.6 million.

      On October 26, 2000, a subsidiary of PDMPI issued $30 million in bonds to finance certain golf and resort related activities.  Of the estimated $28.2 million in net proceeds received from the offering, $5.8 million was used to retire certain outstanding debt, $9.8 million was retained to fund future capital expenditures and certain debt related reserve funds and $12.8 million was used to repay advances from the Company to PDMPI.

      The Company believes that the existing cash and credit facilities of its real estate subsidiaries are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year.  With respect to the long-
term liquidity of such subsidiaries, the Company believes that cash from the sale of their existing real estate and distributions from real estate joint ventures, together with their ability to obtain financing and joint venture partners, should provide sufficient funds to meet their working capital and capital expenditure requirements.

   Racing Operations

      At September 30, 2000, SHRP, Ltd. had cash and cash equivalents of $9.1 million, $4.4 million of which is restricted for payment of purses and property taxes, and a line of credit from its partners of $1.7 million, substantially all of which is the Company's portion.  On August 7, 2000, SHRP, Ltd. redeemed all of the SHRP Notes not owned by affiliates.  The Company believes that the existing cash of SHRP, Ltd. and its other resources are sufficient to fund its short and long-term working capital, indebtedness and capital expenditure requirements other than in respect of the
SHRP Notes.

      In January 2000, SHRP, Ltd. acquired Valley Race Park for $2.4 million.  SHRP, Ltd. incurred an additional $0.4 million in capital expenditures on this facility during the nine months ended September 30, 2000.

TRENDS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995.  See above and below for cautionary information with respect to such forward-
looking statements.

      The Company's forest products operations are conducted by MGI through Pacific Lumber and Britt.  Regulatory and environmental matters play a significant role in Pacific Lumber's operations. See Note 11 to the Consolidated
Financial Statements and Item 1. "Business - Forest Products Operations" of the Form 10-K for a discussion of these matters.  Compliance with such laws, regulations and judicial and administrative interpretations, and related litigation have increased the cost of logging operations and at times have delayed or reduced harvest.  The Company's forest products segment has also been adversely affected by a lack of available logs as a result of a severely diminished supply of available THPs.  Prior to the consummation of the Headwaters Agreement on March 1, 1999, the reduced number of approved THPs was attributable to several factors, including a significantly reduced level of THPs submitted by
Pacific Lumber to the CDF during the second half of 1998 and during the first two months of 1999.  See Item 7.
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Trends" of the Form 10-K
for a discussion of other factors which affected THP submissions and approvals during the above time period.

      With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Environmental Plans; however, significant additional work continues to be required in connection with their implementation.  As a result of the implementation process, 1999 was a transition period for Pacific Lumber with respect to the filing and approval of its THPs.  The transition period has continued into 2000 and is expected to continue into 2001.  Although the rate of submissions and approvals of THPs during the nine months ended September
30, 2000, is higher than that for 1999, monthly submissions and approvals continue to be slower than Pacific Lumber's expectations and slower than Pacific Lumber had experienced prior to 1998, principally because government agencies have failed to approve THPs in a timely manner.  Nevertheless, Pacific Lumber anticipates that after a transition period, the implementation of the Environmental Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

      There can be no assurance that Pacific Lumber will not continue to experience difficulties in receiving approvals of its THPs similar to those it has been experiencing.  Furthermore, there can be no assurance that certain pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity.  See Part II. Item 1. "Legal Proceedings" and Note 11 to the Consolidated Financial
Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

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
Hurwitz.  The Company, Federated and Mr. Hurwitz are asking that the FDIC be ordered to not make any further payments to the OTS to fund the administrative proceedings described in Note 11 to the Consolidated Financial
Statements, and they are seeking reimbursement of attorneys' fees and damages from the FDIC.  As of September 30,
2000, such fees were in excess of $30.0 million.

      KAISER LITIGATION

      Gramercy Litigation
      With respect to the Gramercy litigation described in the Form 10-K, in March 2000, MSHA issued 24 citations and proposed that Kaiser be assessed a penalty of $0.5 million in connection with its investigation of the Gramercy incident.  The citations allege, among other things, that certain aspects of the plant's operations were unsafe and that such mode of operation contributed to the explosion.  Kaiser disagrees with the substance of the citations and has challenged them and the associated penalty.  It is possible that other civil or criminal fines or penalties could be levied against Kaiser.

      A number of employees were injured in the incident, several of them severely.  Kaiser may be liable for claims relating to the injured employees.  The incident has resulted in more than 90 lawsuits, many of which were styled as class action suits, being filed against Kaiser and others since July 1999 on behalf of more than 16,000 claimants.  Such lawsuits allege, among other things, property damage, business interruption loss by other businesses and personal injury.
Such lawsuits generally are pending in the Fortieth Judicial District Court for the Parish of St. John the Baptist, State
of Louisiana, and in the Twenty-Third Judicial District Court for the Parish of St. James or the Parish of Ascension,
State of Louisiana, although a few of the lawsuits are pending in the United States District Court, Eastern District of
Louisiana, or in the United States Court of Appeals for the Fifth Circuit.  Discovery has begun in the cases.  The aggregate amount of damages sought in the lawsuits cannot be determined at this time.

      In connection with the incident at Gramercy, Kaiser entered into a Consent Agreement and Final Order with the
EPA in July 2000 pursuant to which Kaiser agreed to pay a penalty of $200,000 and to implement an Operational
Management System.

      PACIFIC LUMBER LITIGATION

      On March 10, 2000, the EPIC/THP 97-520 lawsuit was filed in the Superior Court of Humboldt County.  Plaintiffs allege, among other things, that the CDF violated the Forest Practices Act and the California Public Resources Code
by approving an amendment to THP 97-520 (which covers approximately 700 acres of timberlands adjoining the
Headwaters Timberlands) as a "minor" amendment.  The plaintiffs seek an order requiring the CDF to withdraw its approval of the minor amendment to THP 97-520, and enjoining Pacific Lumber from harvesting under THP 97-520.
In July 2000, the Court issued a preliminary injunction enjoining Pacific Lumber from harvesting under THP 97-520.
The EPIC/THP 97-520 lawsuit has been set for trial on March 5, 2001.  On October 19, 2000, the CDF accepted for filing a "major" amendment of THP 97-520 which allows for winter operations and restates the changes in the minor amendment.  The Company believes that if the CDF approves the plan as submitted, it should be able to obtain relief from the injunction and begin harvesting.  Therefore, although it is impossible for Pacific Lumber to assess the potential impact of this matter in the short term, it believes that the matter will not in the long term have a material adverse effect on its consolidated financial position, results of operations or liquidity.

      With respect to the Rollins lawsuit described in the Form 10-K, in April and June 2000, the Court dismissed five of the plaintiffs' ten causes of action, including their allegations that the defendants had violated the California business and professions code and dismissed the plaintiffs' claim for punitive damages.  On August 30, 2000, the judge presiding over this matter was disqualified.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits:

           *4.1       Amendment No. 2, dated as of September 29, 2000, to the Loan and Pledge Agreement between the Company and Custodial Trust Company, dated October 21, 1997

            4.2       Agreement dated August 18, 2000, among Kaiser, KACC, the financial institutions party to the
                      Credit Agreement dated as of February 15, 1994, as amended, and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for
                      the quarter ended September 30, 2000; File No. 1-9447)

           10.1       Form of Enhanced Severance Agreement between KACC and key executive personnel
                      (incorporated herein by reference to Exhibit 10.3 to Kaiser's Quarterly Report on Form 10-Q for
                      the quarter ended September 30, 2000; File No. 1-9447)

           *23        Letter of Arthur Andersen LLP

           *27        Financial Data Schedule for the nine months ended September 30, 2000

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

                                                                                 MAXXAM INC.

Date: November 9, 2000                                   By:                  PAUL N. SCHWARTZ
                                                             ------------------------------------------------------
                                                                              Paul N. Schwartz
                                                               President, Chief Financial Officer and Director
                                                                        (Principal Financial Officer)

Date: November 9, 2000                                   By:                ELIZABETH D. BRUMLEY
                                                             ------------------------------------------------------
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

BPA:  Bonneville Power Administration

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

Company:  MAXXAM Inc.

Environmental Plans:  The HCP and the SYP

EPA:  Environmental Protection Agency

EPIC-SYP/Permits lawsuit:  An action entitled Environmental Protection Information Association, Sierra Club v.
California Department of Forestry and Fire Protection, California Department of Fish and Game, The Pacific Lumber
Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. filed on March 31, 1999, in the Superior Court of Sacramento County  (No. 99CS00639) and transferred on July 13, 1999 to the Superior Court of Humboldt County
(No. CV-990445)

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

PDMPI: Palmas del Mar Properties, Inc.

Permits:  The incidental take permits issued by the United States and California pursuant to the HCP

Prefunding Account:  Restricted cash held in an account by the trustee under the indenture governing the Timber Notes to enable Scotia LLC to acquire timberlands

Redeemable Preference Stock: Cumulative (1985 Series A) Preference Stock and Cumulative (1985 Series B)
Preference Stock issued by KACC

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

Scotia LLC:  Scotia Pacific Company LLC, a wholly owned subsidiary of Pacific Lumber

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

SHRP, Ltd.:  Sam Houston Race Park, Ltd., a 99.0%-owned subsidiary of the Company

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

TMDLs:  Total maximum daily load limits

UFG:  United Financial Group, Inc.

ULPs:  Unfair labor practices

USAT:  United Savings Association of Texas

USWA:  United Steelworkers of America

USWA lawsuit:  An action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v. California
Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon
Creek Corporation filed on March 31, 1999, in the Superior Court of Sacramento County (No. 99CS00626) and
transferred on July 13, 1999 to the Superior Court of Humboldt County (No. CV-990452)

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