Form 10-K405
period 2000-12-31
MAXXAM INC
filed 2001-03-30
CIK 63814

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000            COMMISSION FILE NUMBER 1-3924

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

                           ---------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
              Title of each class                          on which registered
         ----------------------------                     ---------------------
Common Stock, $.50 par value..............................      American

  Number of shares of common stock outstanding at March 28, 2001: 6,649,771
        Securities registered pursuant to Section 12(g) of the Act: None.

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

      Based upon the March 28, 2001 American Stock Exchange closing price of
$13.49 per share, the aggregate market value of the Registrant's outstanding voting stock held by non-affiliates is approximately $50.9 million.

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
                  Results of Operations

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

Item 8.       Financial Statements and Supplementary Data
                  Report of Independent Public Accountants
                  Consolidated Balance Sheet
                  Consolidated Statement of Operations
                  Consolidated Statement of Stockholders' Equity (Deficit)
                  Consolidated Statement of Cash Flows
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

                                    Part III

Items 10-13.  To be filed with the Registrant's definitive proxy statement

                                     Part IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                              List of Defined Terms

        Set forth below is a list of all terms used and defined in this Report and the Consolidated Financial Statements and the pages on which they first appear.

$100 Preference Stock
1984 Plan
1994 Director Plan
1994 Omnibus Plan
A$
Acquiring Person
AKW
Alpart
AMT Price
Anglesey
ATI
BOF
BPA
Britt
Britt Agreement
CARIFA
CDF
CEQA
CERCLA
CESA
Class A Preferred Stock
Common Stock
Company
Custodial Trust Agreement
CWA
CWCB
Drexel
Elk River Timberlands
Environmental Laws
Environmental Plans
EPA
EPIC-SYP/Permits lawsuit
EPIC/THP 97-520 lawsuit
ERF lawsuit
ESA
FDIC
FDIC action
FDIC Counterclaim
Federated
FHLBB
Forest Practice Act
GIS
GPS
Grizzly Creek Agreement
Grizzly Creek Grove
HCP
Headwaters Agreement
Headwaters Timberlands
Hunsaker Action
Hydro
Intercompany Note
Junior Preferred Stock
KACC
KACC 10 7/8 % Senior Notes
KACC 9 7/8 % Senior Notes
KACC Credit Agreement
KACC Indentures
KACC Notes
KACC Senior Subordinated Notes
Kahn lawsuit
Kaiser
KJBC
KLHP
LIFO
LME
LTSY
MAXXAM
MAXXAM Parent
MGHI
MGHI Notes
MGI
MSHA
NLRB
Notice
Old growth
Old PALCO
OTS
OTS action
Owl Creek Agreement
Pacific Lumber
Pacific Lumber Credit Agreement
Palco Companies
Palmas
Permits
PG&E
Prefunding Account
QAL
Racing Act
Racing Commission
Redeemable Preference Stock
Required Liquidity Amount
Respondents
Rights
Rollins lawsuit
SAR Account
Scotia LLC
Scotia LLC Line of Credit
Scotia LLC Timber
Scotia LLC Timber Rights
Scotia LLC Timberlands
Series A Right
Series B Right
SFAS No. 133
SFAS No. 138
SHRP, Ltd
SunCor
SYP
take
THPs
Timber Notes
Timber Notes Indenture
TMDLs
UFG
ULPs
USAT
USWA
USWA lawsuit
Valco
VRA
Water Board
Westbrook
Wrigley lawsuit
young growth

ITEM 1.         BUSINESS

General

      MAXXAM Inc. and its subsidiaries are collectively referred to herein as the "COMPANY" or "MAXXAM" unless otherwise indicated or the context indicates otherwise. The Company is a holding company and, as such, conducts substantially all of its operations through its subsidiaries. The Company operates in four principal industries:

-     Aluminum, through its majority owned subsidiary, Kaiser Aluminum
      Corporation ("KAISER") (63% owned as of December 31, 2000), an integrated aluminum producer. Kaiser, through its wholly owned principal operating subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), operates in several principal aspects of the aluminum industry -- the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina and the manufacture of fabricated (including semi-fabricated) aluminum products. A substantial portion of the Company's consolidated assets, liabilities, revenues, results of operations and cash flows are attributable to Kaiser. See Note 2 to the Consolidated Financial
      Statements.

-     Forest products, through MAXXAM Group Inc. ("MGI") and MGI's wholly owned subsidiaries, The Pacific Lumber Company ("PACIFIC LUMBER") and Britt
      Lumber Co., Inc. ("BRITT"). MGI operates in several principal aspects of the lumber industry -- the growing and harvesting of redwood and
      Douglas-fir timber, the milling of logs into lumber and the manufacture of lumber into a variety of finished products. Housing, construction and remodeling are the principal markets for the Company's lumber products.

-     Real estate investment and development, managed through its wholly owned subsidiary, MAXXAM Property Company. The Company, principally through its wholly owned subsidiaries, is engaged in the business of residential and commercial real estate investment and development, primarily in Puerto
      Rico, Arizona and California.

-     Racing operations, through Sam Houston Race Park, Ltd. ("SHRP, LTD."), a
      Texas limited partnership, in which the Company owned a 99.0% interest as of December 31, 2000.  SHRP, Ltd. owns and operates a Class 1 pari-mutuel horse racing facility in the greater Houston metropolitan area.  SHRP,
      Ltd. also owns and operates Valley Race Park, a pari-mutuel greyhound racing facility in Harlingen, Texas.

Results and activities for MAXXAM Inc. and for MAXXAM Group Holdings Inc.
("MGHI"), exclusive of their subsidiaries, are not included in the above segments. MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company.

      This Annual Report on Form 10-K contains statements which
constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section (see Item 1. "Business--Aluminum Operations--General;"
"--Business Operations--Primary Aluminum Business Unit," and "--Competition;"
"--Forest Products Operations--Harvesting Practices," "--Production Facilities"
and "--Regulatory and Environmental Factors;" several sections under Item 3.
"Legal Proceedings;" several sections under Item 7. "Management's Discussion and
Analysis of Financial Condition and Results of Operations;" and Item 7A.
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

      Kaiser's operations are conducted through KACC's business units. The following table sets forth production and third party purchases of bauxite, alumina and primary aluminum and third party shipments and intersegment transfers of bauxite, alumina, primary aluminum and fabricated products for the years ended December 31, 2000, 1999 and 1998:

                                                  Sources(1)                       Uses(1)
                                          ---------------------------    --------------------------
                                                          Third Party    Third Party   Intersegment
                                          Production       Purchases      Shipments      Transfers
                                          -----------     -----------    -----------   ------------
                                                               (In thousands of tons)
Bauxite
   2000..................................     4,305.0               -        2,007.0        2,342.0
   1999..................................     5,261.0               -        1,497.0        3,515.0
   1998..................................     6,656.0               -        1,659.0        4,639.0
Alumina
   2000..................................     2,042.9           322.0        1,927.1          751.9
   1999..................................     2,524.0           395.0        2,093.9          757.3
   1998..................................     2,964.0               -        2,250.0          750.7
Primary Aluminum
   2000..................................       411.4           206.5          672.4 (2)          -
   1999..................................       426.4           260.1          684.6 (2)          -
   1998..................................       387.0           251.3          668.2 (2)          -

---------------

(1)   Sources and uses will not equal due to the impact of inventory changes and alumina and metal swaps.
(2)   Includes both primary aluminum shipments and pounds of aluminum contained in fabricated aluminum product shipments.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of
      Operations-Aluminum Operations-Summary" for an allocation of shipments between the primary aluminum and pounds of aluminum in fabricated aluminum products.

      Consistent with its previously disclosed strategy, Kaiser is considering the possible sale of part or all of its interests in certain operating assets.
The contemplated transactions are in various stages of development. Kaiser expects that at least one operating asset will be sold. Kaiser has multiple transactions underway. It is unlikely, however, that it would consummate all of the transactions under consideration. Further, there can be no assurance as to the likelihood, timing, or terms of such sales. Kaiser would expect to use the proceeds from any such sales for debt reduction, capital spending or some combination thereof. See "Management's Discussion and Analysis of Financial
Condition and Results of Operations--Results of Operations--Aluminum
Operations--Recent Events and Developments" for additional information.

   Business Operations

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      Kaiser conducts its operations through its five main business units
(bauxite and alumina, primary aluminum, commodities marketing, flat-rolled products and engineered products), each of which is discussed below.

      Bauxite and Alumina Business Unit
      The following table lists Kaiser's bauxite mining and alumina refining facilities as of December 31, 2000:

                                                                                                        Annual
                                                                                                      Production          Total
                                                                                                       Capacity          Annual
                                                                                      Kaiser         Available to      Production
                 Activity                        Facility          Location          Ownership          Kaiser          Capacity
-------------------------------------------    -------------      -----------      ------------      ------------     ------------
                                                                                                        (In thousands of tons)

Bauxite Mining                                 KJBC(1)            Jamaica              49.0%              4,500.0          4,500.0
                                               Alpart(2)          Jamaica              65.0%              2,275.0          3,500.0
                                                                                                     ------------     ------------
                                                                                                          6,775.0          8,000.0
                                                                                                     ============     ============

Alumina Refining                               Gramercy(3)        Louisiana           100.0%              1,250.0          1,250.0
                                               Alpart             Jamaica              65.0%                942.5          1,450.0
                                               QAL(4)             Australia            28.3%              1,032.9          3,650.0
                                                                                                     ------------     ------------
                                                                                                          3,225.4          6,350.0
                                                                                                     ============     ============

------------------
(1)   Kaiser Jamaica Bauxite Company ("KJBC").
(2)   Alumina Partners of Jamaica ("ALPART") bauxite is refined into alumina at the Alpart refinery.
(3)   Production was completely curtailed from July 1999 until the middle of
      December 2000.
(4)   Queensland Alumina Limited ("QAL").

      Kaiser is a major producer of alumina and sells significant amounts of its alumina production in domestic and international markets. Kaiser's strategy is to sell a substantial portion of the alumina available to it in excess of its internal smelting requirements under multi-year sales contracts with prices linked to the price of primary aluminum.
See "--Commodities Marketing Business Unit" and "--Competition."

      The Government of Jamaica has granted Kaiser a mining lease for the mining of bauxite which will, at a minimum, satisfy the bauxite requirements of
Kaiser's Gramercy, Louisiana, alumina refinery so that it will be able to produce at its current rated capacity until 2020. KJBC mines bauxite from the land which is subject to the mining lease as an agent for Kaiser. Although
Kaiser owns 49% of KJBC, it is entitled to, and generally takes, all of its bauxite output. A substantial majority of the bauxite mined by KJBC is refined into alumina at the Gramercy facility, and the remainder is sold to two third party customers. KJBC's operations have been impacted by the Gramercy incident.
The Government of Jamaica has agreed to grant Kaiser an additional bauxite mining lease. The new mining lease will be effective upon the expiration of the current lease in 2020 and will enable the Gramercy facility to produce at its rated capacity for an additional ten year period. See Note 3 to the Consolidated
Financial Statements for more detailed information regarding the Gramercy incident.

      Alumina produced by the Gramercy plant is primarily sold to third parties.
The Gramercy refinery produces two products: smelter grade alumina and chemical grade alumina (e.g. hydrate). Smelter grade alumina is sold under long- term contracts typically linked to London Metal Exchange prices ("LME PRICES").
Chemical grade alumina is sold at a premium price over smelter grade alumina.
Production at the Gramercy refinery was completely curtailed in July 1999 when it was extensively damaged by an explosion in the digestion area of the plant. A number of employees were injured in the incident, some of them severely.
Production at the plant remained curtailed until the middle of December 2000 at which time partial production commenced. The plant is expected to increase production progressively to approximately 75% of its newly rated estimated annual capacity of 1,250,000 tons by the end of March 2001. Construction at the facility is expected to be completed during the third quarter of 2001. At
February 28, 2001, the plant was operating at 70% of capacity. While production was curtailed, Kaiser purchased alumina from third parties, in excess of the amounts of alumina available from other Kaiser-owned facilities, to supply major customers' needs as well as to meet intersegment requirements. See Item 7.
"Management's Discussion and Analysis of Financial Condition and Results of
Operations--Financial Condition and Investing and Financing Activities--Aluminum
Operations--Financing Activities and Liquidity" and Note 3 to the Consolidated
Financial Statements for further information regarding the Gramercy incident.

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

      In the first half of 2000, Alpart and JAMALCO, a joint venture between affiliates of Alcoa Inc. and the Government of Jamaica, began operating a bauxite mining operation joint venture that consolidates their bauxite mining operations in Jamaica, the objective of which is to optimize mining operating and capital costs. The joint venture agreement also grants Alpart certain rights to acquire bauxite mined from JAMALCO's reserves.

      Kaiser owns a 28.3% interest in QAL, which owns one of the largest and most competitive alumina refineries in the world, located in Queensland,
Australia. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its shareholders under long-term tolling contracts. The shareholders, including Kaiser, purchase bauxite from another QAL shareholder under long-term supply contracts. Kaiser has contracted with QAL to take approximately 868,000 tons per year of alumina or pay standby charges. Kaiser is unconditionally obligated to pay amounts calculated to service its share ($101.5 million at December 31, 2000) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs.

      In 2000, Kaiser sold alumina to approximately 14 customers, the largest and top five of which accounted for approximately 27% and 80% of the business unit's third party net sales, respectively. All of Kaiser's third-party sales of bauxite in 2000 were made to two customers, which sales represent approximately
9% of the business unit's third party net sales. Kaiser's principal customers for bauxite and alumina consist of other aluminum producers, trading intermediaries who resell raw materials to end-users, and users of chemical grade alumina.

      Primary Aluminum Business Unit
      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      The following table lists Kaiser's primary aluminum smelting facilities as of December 31, 2000:

                                                                               Annual
                                                                                Rated              Total
                                                                              Capacity            Annual           2000
                                                            Kaiser          Available to           Rated         Operating
           Location                    Facility            Ownership           Kaiser            Capacity          Rate
------------------------------      ---------------      ------------      --------------      ------------     -----------
                                                                                (In thousands of tons)
Domestic:
      Washington                    Mead                      100%                200.0             200.0            85%(1)
      Washington                    Tacoma                    100%                 73.0              73.0            41%(1)
                                                                           --------------      ------------
           Subtotal                                                               273.0             273.0
                                                                           --------------      ------------

International:
      Ghana                         Valco                      90%                180.0             200.0            78%
      Wales, United Kingdom         Anglesey                   49%                 66.2             135.0           106%
                                                                           --------------      ------------
           Subtotal                                                               246.2             335.0
                                                                           --------------      ------------

                Total                                                             519.2             608.0
                                                                           ==============      ============

------------------

(1)  2000 operating rates were affected by the high market prices for electric power in the Pacific Northwest. Both smelters were curtailed as of December
     31, 2000.

      Kaiser uses proprietary retrofit and control technology in all of its smelters. This technology, which includes the redesign of the cathodes, anodes and bus that conduct electricity through reduction cells, improved feed systems that add alumina to the cells, computerized process control and energy management systems, and furnace technology for baking of anode carbon, has significantly contributed to increased and more efficient production of primary aluminum and enhanced Kaiser's ability to compete more effectively with the industry's newer smelters.

     The process of converting alumina into aluminum requires significant amounts of electric power. Electric power represents an important production input for Kaiser at its aluminum smelters, and its cost can significantly affect
Kaiser's profitability. Kaiser purchases electric power for the Mead and Tacoma,
Washington, smelters from the Bonneville Power Administration ("BPA"), which has supplied approximately half of the electric power for the two plants over recent years, and from other suppliers.

      In response to the unprecedented high market prices for power in the
Pacific Northwest, Kaiser temporarily curtailed primary aluminum production at the Mead and Tacoma, Washington smelters during the second half of 2000 and sold a portion of the power that it has under contract through September 30, 2001. As a result of the curtailments, Kaiser avoided the need to purchase power on a variable market price basis and will receive cash proceeds sufficient to more than offset the cash impact of the potline curtailments over the period for which the power was sold. Kaiser has made additional power sales in 2001. As of
December 31, both the Mead and Tacoma, Washington, smelters were completely curtailed and are expected to remain curtailed through September 30, 2001.
However, Kaiser continues to operate the Tacoma rod-mill.

      The Mead facility uses pre-bake technology. Approximately 68% of Mead's
2000 production was used at Kaiser's Trentwood, Washington, rolling mill and other Kaiser owned facilities, and the balance was sold to third parties. The
Tacoma facility uses Soderberg technology and produces primary aluminum and high-grade, continuous-cast, redraw rod, which currently commands a premium price in excess of the price of primary aluminum. The business unit maintains specialized laboratories and a miniature carbon plant in the state of Washington which concentrate on the development of cost-effective technical innovations such as equipment and process improvements.

      The power contract with the BPA expires in September 2001, and the power contracts with other suppliers have either expired or the underlying power has been sold. Under a new contract with the BPA which will run from October 2001 through September 2006, the BPA will provide Kaiser with sufficient power to operate its Trentwood facility as well as approximately 40% of the combined capacity of its Mead and Tacoma aluminum smelting operations. Power costs under the new contract are expected to exceed the cost of power under Kaiser's current
BPA contract by between 20% to 60% and, perhaps as much as 100% in certain periods and other contract terms are less favorable than Kaiser's current BPA contract. Kaiser does not have any remarketing rights under the new BPA contract. See Note 5 to the Consolidated Financial Statements for additional information on these matters.

      Kaiser manages, and owns a 90% interest in, the Volta Aluminium Company
Limited ("VALCO") aluminum smelter in Ghana. The Valco smelter uses pre-bake technology and processes alumina supplied by Kaiser and the other participant into primary aluminum under tolling contracts which provide for proportionate payments by the participants. Kaiser's share of the primary aluminum is sold to third parties. Valco's operating level has been subject to fluctuations resulting from the amount of power it is allocated by the Volta River Authority
("VRA"). The operating level over the last five years has ranged from one to four out of a total of five potlines. During 2000 and 1999, Valco operated an average of four and three potlines, respectively. Valco and the VRA have reached an agreement, which is subject to Parliamentary approval in 2001, that provides for sufficient power to operate at least four of Valco's five potlines in 2001, and at least three and one-half potlines thereafter.

      Kaiser owns a 49% interest in the Anglesey Aluminium Limited ("ANGLESEY")
aluminum smelter at Holyhead, Wales. The Anglesey smelter uses pre-bake technology. Kaiser supplies 49% of Anglesey's alumina requirements and purchases
49% of Anglesey's aluminum output. Kaiser sells its share of Anglesey's output to third parties. During early 2000, Anglesey entered into a new power agreement that provides sufficient power to sustain its operations at full capacity through September 2009.

      Kaiser's principal primary aluminum customers consist of large trading intermediaries and metal brokers. In 2000, Kaiser sold its primary aluminum production not utilized for internal purposes to approximately 46 customers, the largest and top five of which accounted for approximately 52% and 73% of the business unit's third-party net sales, respectively. See "--Competition."
Marketing and sales efforts are conducted by personnel located in Houston,
Texas, and Tacoma and Spokane, Washington.

      Commodities Marketing Business Unit
      Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. Primary aluminum prices have historically been subject to significant cyclical fluctuations. Alumina prices, as well as fabricated aluminum product prices
(which vary considerably among products), are significantly influenced by changes in the price of primary aluminum and generally lag behind primary aluminum prices by up to three months. From time to time in the ordinary course of business, Kaiser enters into hedging transactions to provide risk management in respect of its net exposure of earnings and cash flow related to primary aluminum price changes. Given the significance of primary aluminum hedging activities, Kaiser has begun (starting with the year ended December 31, 2000)
reporting its primary aluminum-related hedging activities as a separate segment.
Primary aluminum-related hedging activities are managed centrally on behalf of all of Kaiser's business segments to minimize transaction costs, monitor consolidated net exposures and to allow for increased responsiveness to changes in market factors. See Item 7A. "Quantitative and Qualitative Disclosures about
Market Risk" and Notes 1 and 18 to the Consolidated Financial Statements.

      Hedging activities conducted in respect of Kaiser's cost exposure to energy prices and foreign exchange rates are not considered a part of the commodities marketing segment. Rather, such activities are included in the results of the business unit to which they relate.

      Flat-Rolled Products Business Unit
      The flat-rolled products business unit operates the Trentwood, Washington, rolling mill. The business unit sells to the aerospace, transportation and industrial ("ATI") markets (producing heat treat sheet and plate products and automotive brazing sheet) and the beverage container market (producing lid and tab stock), both directly and through distributors.

      During 2000, Kaiser shifted the product mix of its Trentwood rolling mill toward higher value added product lines, such as heat treat sheet and plate, automotive brazing sheet and beverage can lid and tab stock, and away from beverage can body stock, wheel and common alloy tread products in an effort to enhance its profitability. See "Management's Discussion and Analysis of
Financial Condition and Results of Operations--Results of Operations--Aluminum
Operations--Net Sales" for a discussion of the financial impact of this product mix shift. In 2000, the business unit sold to approximately 124 customers in the
ATI markets, most of which represented heat treat product shipments to distributors who sell to a variety of industrial end-users. The largest and top five customers in the ATI markets for flat- rolled heat-treat products accounted for approximately 8% and 23%, respectively, of the business unit's third party net sales.

      Kaiser's flat-rolled products are also sold to beverage container manufacturing locations primarily in the western United States and Asian Pacific
Rim countries. The largest and top five of such customers accounted for approximately 12% and 26%, respectively, of the business unit's third-party net sales. See "-- Competition" below. Sales are made directly to end-use customers and distributors by Kaiser sales representatives located across the United
States and England, and by independent sales agents in Asia. However, in addition to exiting can body stock production, beverage can lid and tab manufacturing is also being de-emphasized to further increase the business unit's focus on higher value-added product lines as described above.

      Engineered Products Business Unit
      The engineered products business unit operates soft-alloy and hard-alloy extrusion facilities and engineered component (forgings) facilities in the
United States and Canada. Major markets for extruded products are in the ground transportation industry, to which the business unit sells extruded shapes for automobiles, light-duty vehicles, heavy-duty trucks and trailers, and shipping containers, and in the distribution, durable goods, defense, building and construction, ordnance and electrical markets.

      Soft-alloy extrusion facilities are located in Los Angeles, California;
Sherman, Texas; Tulsa, Oklahoma; Richmond, Virginia; and London, Ontario,
Canada. Products manufactured at these facilities include rod, bar, tube, shapes and billet. During 2000 and 2001, the Tulsa facility is being reconfigured as a focused production facility for standard soft-alloy extrusion products, having transferred its cathodic protection business to the Sherman facility. Hard-
alloy extrusion facilities are located in Newark, Ohio, and Jackson, Tennessee, and produce rod, bar, screw machine stock, redraw rod, forging stock and billet.
The business unit also extrudes seamless tubing in both hard and soft alloys at a facility in Richland, Washington, and produces drawn tube in both hard and soft alloys at a facility in Chandler, Arizona, that it purchased in May 2000.

      The business unit sells forged parts to customers in the automotive, heavy-duty truck, general aviation, rail, machinery and equipment, and ordnance markets. The high strength-to-weight properties of forged aluminum make it particularly well-suited for automotive applications. Forging facilities are located in Oxnard, California, and Greenwood, South Carolina. Through its sales and engineering office in Southfield, Michigan, the business unit staff works with automobile makers and other customers and plant personnel to create new automotive component designs and to improve existing products.

      In 2000, the engineered products business unit had approximately 400 customers, the largest and top five of which accounted for approximately 8% and
23%, respectively, of the business unit's third party net sales. See
"--Competition" below. Sales are made directly to end-use customers and distributors by Kaiser sales representatives located across the United States.

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

   Labor Matters

      As a result of the September 1998 strike by the United Steelworkers of
America ("USWA") and the subsequent "lock-out" by Kaiser in January 1999, and prior to the settlement of the dispute in September 2000, Kaiser was operating five of its U.S. facilities with salaried employees and other employees. Under the terms of the settlement, USWA members generally returned to the affected plants during October 2000. The new labor contract, which expires in September
2005, provides for a 2.6% average annual increase in the overall wage and benefit packages, and results in the reduction of at least 540 hourly jobs at the five facilities (from approximately 2,800 in September 1998). It also provides that Kaiser is liable for certain severance and supplemental unemployment benefits for laid-off workers. See Note 4 to the Consolidated
Financial Statements for a discussion of the labor dispute and settlement.

      Although the USWA dispute has been settled and the workers have returned to the facilities, two allegations of unfair labor practices ("ULPS") remain in connection with the USWA strike and subsequent lock-out. Kaiser believes that these charges are without merit. See Note 17 to the Consolidated Financial
Statements, "--Labor Matters" for a discussion of the ULPs. The Company believes that the remaining charges made against Kaiser by the USWA are without merit.

   Research and Development

      Net expenditures for Kaiser-sponsored research and development activities were $5.6 million in 2000, $11.0 million in 1999 and $13.7 million in 1998.
Kaiser estimates that research and development net expenditures will be in the range of $3.0 million to $5.0 million in 2001.

   Employees

      During 2000, Kaiser employed an average of approximately 7,800 persons, compared with an average of approximately 8,600 persons in 1999 and approximately 9,200 persons in 1998. At December 31, 2000, Kaiser employed approximately 7,300 persons. The foregoing employee figures for 2000, 1999 and
1998 include the USWA workers who were subject to the lockout imposed by Kaiser as a result of the labor dispute. During the labor dispute, Kaiser operated the five affected facilities with temporary workers who were not included in the employee counts for 2000, 1999 and 1998.

      The labor agreements with employees at the Alpart refinery in Jamaica, the
Valco smelter in Ghana and the engineered products business unit's plants in Los
Angeles, California, and Richmond, Virginia, are scheduled to expire in 2001.

   Environmental Matters

      Kaiser is subject to a wide variety of international, federal, state and local environmental laws and regulations (the "ENVIRONMENTAL LAWS"). The
Environmental Laws regulate, among other things, air and water emissions and discharges; the generation, storage, treatment, transportation and disposal of solid and hazardous waste; and the release of hazardous or toxic substances, pollutants and contaminants into the environment.

      Kaiser's current and former operations can subject it to fines or penalties for alleged breaches of the Environmental Laws and to other actions seeking clean-up or other remedies under these Environmental Laws. Kaiser also may be subject to damages related to alleged injuries to health or to the environment, including claims with respect to certain waste disposal sites and the clean-up of sites currently or formerly used by Kaiser.

      Currently, Kaiser is subject to certain lawsuits under the Comprehensive
Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"). Kaiser,
along with certain other companies, has been named as a Potentially Responsible
Party for clean-up costs at certain third-party sites listed on the National
Priorities List under CERCLA. As a result, Kaiser may be exposed not only to its assessed share of clean-up but also the costs of others if they are unable to pay. Additionally, Kaiser's Mead, Washington, facility has been listed on the
National Priorities List under CERCLA. Kaiser and the regulatory authorities agreed to a plan of remediation in January 2000.

      In response to environmental concerns, Kaiser has established environmental accruals representing its estimate of the costs it may reasonably expect to incur in connection with these matters. See Item 7. "Management's
Discussion and Analysis of Financial Condition and Results of
Operations--Financial Condition and Investing and Financing Activities--Aluminum
Operations--Environmental, Labor and Other Contingencies" and Note 17 to the
Consolidated Financial Statements under the heading "Aluminum
Operations--Environmental Contingencies."

   PROPERTIES

      The locations and general character of the principal plants, mines, and other materially important physical properties relating to Kaiser's operations are described above. Kaiser owns in fee or leases all of the real estate and facilities used in connection with its business. Plants and equipment and other facilities are generally in good condition and suitable for their intended uses, subject to changing environmental requirements. Although Kaiser's domestic aluminum smelters were initially designed early in Kaiser's history, they have been modified frequently over the years to incorporate technological advances in order to improve efficiency, increase capacity, and achieve energy savings.
Kaiser believes that its plants are cost competitive on an international basis.
However, the long-term viability of Kaiser's Pacific Northwest smelters may be adversely impacted if an adequate supply of power at reasonable prices is not ultimately available.

      Kaiser's obligations under the KACC's Credit Agreement (the "KACC CREDIT
AGREEMENT"), are secured by, among other things, mortgages on its major domestic plants (other than the Gramercy alumina refinery). For a description of the KACC
Credit Agreement, see Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations--Financial Condition and Investing and
Financing Activities--Aluminum Operations" and Note 12 to the Consolidated
Financial Statements.

FOREST PRODUCTS OPERATIONS

   GENERAL

      The Company engages in forest products operations through MGI and its wholly owned subsidiaries, Pacific Lumber and Britt, and Pacific Lumber's wholly owned subsidiary, Scotia Pacific Company LLC ("SCOTIA LLC"). Pacific Lumber,
which has been in continuous operation for over 130 years, engages in several principal aspects of the lumber industry--the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber products and the manufacturing of lumber into a variety of value-added finished products. Britt manufactures redwood fencing and decking products from small diameter logs, a substantial portion of which Britt acquires from Pacific Lumber (as Pacific
Lumber cannot efficiently process them in its own mills).

   TIMBER AND TIMBERLANDS

      Pacific Lumber owns and manages approximately 219,000 acres of virtually contiguous commercial timberlands located in Humboldt County along the northern
California coast, an area which has very favorable soil and climate conditions for growing timber. These timberlands contain approximately 67% redwood, 26%
Douglas-fir and 7% other timber, are located in close proximity to Pacific
Lumber's four sawmills, and contain an extensive network of roads. Approximately
205,000 acres of Pacific Lumber's timberlands are owned by Scotia LLC (the
"SCOTIA LLC TIMBERLANDS"), and Scotia LLC has the exclusive right to harvest
(the "SCOTIA LLC TIMBER RIGHTS") approximately 12,200 acres of Pacific Lumber's timberlands. The timber in respect of the Scotia LLC Timberlands and the Scotia
LLC Timber Rights is collectively referred to as the "Scotia LLC Timber."
Substantially all of Scotia LLC's assets are pledged as security for Scotia
LLC's $867.2 million original aggregate principal amount of its 6.55% Series B
Class A-1 Timber Collateralized Notes, 7.11% Series B Class A-2 Timber
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

      On March 1, 1999, Pacific Lumber and its wholly owned subsidiaries, Scotia
LLC and Salmon Creek LLC ("SALMON CREEK") (collectively, the "PALCO COMPANIES")
consummated the Headwaters Agreement (the "HEADWATERS AGREEMENT") with the
United States and California, pursuant to which approximately 5,600 acres of timberlands owned by the Palco Companies known as the Headwaters Forest and the
Elk Head Springs Forest (the "HEADWATERS TIMBERLANDS") were transferred to the
United States. A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. In consideration for the transfer of the
Headwaters Timberlands, Salmon Creek was paid $299.9 million, Scotia LLC was paid $150,000 and approximately 7,700 acres of timberlands known as the Elk
River Timberlands (the "ELK RIVER TIMBERLANDS") were transferred to Pacific
Lumber (and subsequently transferred to Scotia LLC). In addition, upon consummation of the Headwaters Agreement (i) habitat conservation and sustained yield plans were approved covering the Scotia LLC Timberlands (as defined below), (ii) the Palco Companies dismissed takings litigation pending against the United States and California and (iii) California agreed to purchase a portion of Pacific Lumber's Grizzly Creek grove, as well as Scotia LLC's Owl
Creek grove. Salmon Creek placed $169.0 million of the proceeds from the sale of the Headwaters Timberlands into a Scheduled Amortization Reserve Account ("SAR
ACCOUNT") in order to support principal payments on Scotia LLC's Timber Notes
(as defined below). See "Regulatory and Environmental Factors" below and Note 17 to the Consolidated Financial Statements.

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
Douglas-fir timber is regenerated almost entirely by planting seedlings. During
2000, Pacific Lumber planted an estimated 586,000 redwood and Douglas-fir seedlings.

      California law requires timber owners such as Pacific Lumber to demonstrate that their operations will not decrease the sustainable productivity of their timberlands. A timber company may comply with this requirement by submitting a sustained yield plan to the California Department of Forestry and
Fire Protection ("CDF") for review and approval. A sustained yield plan contains a timber growth and yield assessment, which evaluates and calculates the amount of timber and long-term production outlook for a company's timberlands, a fish and wildlife assessment, which addresses the condition and management of fisheries and wildlife in the area, and a watershed assessment, which addresses the protection of aquatic resources. The relevant regulations require determination of a long-term sustained yield ("LTSY") harvest level, which is the average annual harvest level that the management area is capable of sustaining in the last decade of a 100-year planning horizon. The LTSY is determined based upon timber inventory, projected growth and harvesting methodologies, as well as soil, water, air, wildlife and other relevant considerations. A sustained yield plan must demonstrate that the average annual harvest over any rolling ten-year period within the planning horizon does not exceed the LTSY.

      Pacific Lumber is also subject to federal and state laws providing for the protection and conservation of wildlife species which have been designated as endangered or threatened, certain of which are found on Pacific Lumber's timberlands. These laws generally prohibit certain adverse impacts on such species (referred to as a "take"), except for incidental takes which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permit. A habitat conservation plan analyzes the impact of the incidental take and specifies measures to monitor, minimize and mitigate such impact. As part of the Headwaters Agreement, Scotia LLC and Pacific Lumber reached agreement with various federal and state regulatory agencies with respect to a sustained yield plan (the "SYP") and a multi-species habitat conservation plan
(the "HCP," together with the SYP, the "ENVIRONMENTAL PLANS"). See "--Regulatory and Environmental Factors" below.

   Harvesting Practices

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" in this section for cautionary information with respect to such forward-looking statements.

      The ability of Pacific Lumber to harvest timber largely depends upon its ability to obtain regulatory approval of timber harvesting plans ("THPS"). Prior to harvesting timber in California, companies are required to obtain the CDF's approval of a detailed THP for the area to be harvested. A THP must be submitted by a registered professional forester and must include information regarding the method of proposed timber operations for a specified area, whether the operations will have any adverse impact on the environment and, if so, the mitigation measures to be used to reduce any such impact. The CDF's evaluation of THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. The number of Pacific Lumber's approved THPs and the amount of timber covered by such THPs varies significantly from time to time, depending upon the timing of agency review and other factors. Timber covered by an approved THP is typically harvested within a one year period from the date that harvesting first begins. The Timber Notes Indenture requires Scotia LLC to use its best efforts
(consistent with prudent business practices) to maintain a number of pending
THPs which, together with THPs previously approved, would cover rights to harvest a quantity of Scotia LLC Timber adequate to pay interest and principal amortization based on the Minimum Principal Amortization Schedule for the Timber
Notes for the next succeeding twelve month period. Despite Scotia LLC's best efforts, it has experienced an absence of a sufficient number of THPs available for harvest to enable it to conduct its operations at levels it had experienced prior to 1998 or at levels which meet its expectations. See Item 7.
"Management's Discussion and Analysis of Financial Condition and Results of
Operations--Trends." However, Scotia LLC believes that the Environmental Plans should in the long-term expedite the preparation and facilitate approval of its
THPs, although Pacific Lumber continues to experience difficulties in the THP approval process as it implements the Environmental Plans.

      Pacific Lumber maintains a detailed geographical information system covering its timberlands (the "GIS"). The GIS covers numerous aspects of Pacific
Lumber's properties, including timber type, tree class, wildlife data, roads, rivers and streams. Pursuant to the Services Agreement (as defined below),
Pacific Lumber, to the extent necessary, provides Scotia LLC with personnel and technical assistance to assist Scotia LLC in updating, upgrading and improving the GIS and the other computer systems owned by Scotia LLC. By carefully monitoring and updating this data base and conducting field studies, Pacific
Lumber's foresters are better able to develop detailed THPs addressing the various regulatory requirements. Pacific Lumber also utilizes a Global
Positioning System ("GPS") which allows precise location of geographic features through satellite positioning. Use of the GPS greatly enhances the quality and efficiency of the GIS data.

      Pacific Lumber employs a variety of well-accepted methods of selecting trees for harvest designed to achieve optimal regeneration. These methods, referred to as "silvicultural systems" in the forestry profession, range from very light thinnings aimed at enhancing the growth rate of retained trees to clear cutting which results in the harvest of all trees in an area and replacement with a new forest stand. In between are a number of varying levels of partial harvests which can be employed.

   Production Facilities

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" in this section for cautionary information with respect to such forward-looking statements.

      Pacific Lumber owns four highly mechanized sawmills and related facilities located in Scotia, Fortuna and Carlotta, California. The sawmills historically have been supplied almost entirely from timber harvested from Pacific Lumber's timberlands. Since 1986, Pacific Lumber has implemented numerous technological advances that have increased the operating efficiency of its production facilities and the recovery of finished products from its timber. Pacific Lumber produced approximately 205, 155 and 230 million board feet of lumber in 2000,
1999 and 1998, respectively. The Fortuna sawmill produces primarily common grade lumber and during 2000 produced approximately 83 million board feet of lumber.
The Carlotta sawmill produces both common and upper grade redwood lumber and during 2000 produced approximately 55 million board feet of lumber. Sawmills "A"
and "B" are both located in Scotia. Sawmill "A" processes Douglas-fir logs and
Sawmill "B" primarily processes large diameter redwood logs. During 2000,
Sawmills "A" and "B" produced approximately 57 million and 10 million board feet of lumber, respectively. During 2000, Pacific Lumber partially curtailed operations at all of its sawmills due to difficulties in supplying an adequate number of logs. During the first two months of 2001, all of the sawmills have continued to experience some curtailment due to inadequate log supply. See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Trends."

      Britt owns a 46,000 square foot mill in Arcata, California. Britt's primary business is the processing of small diameter redwood logs into fencing products for sale to retail and wholesale customers. It operated as an independent manufacturer of fence products until it was purchased by a subsidiary of the Company in 1990. Britt purchases, primarily from Pacific
Lumber but also from other timberland owners, small diameter (6 to 15 inch)
redwood logs of varying lengths. Britt processes these logs at its mill into a variety of fencing products, including "dog-eared" 1" by 6" fence stock in six foot lengths, 4" by 4" fence posts in 6 through 12 foot lengths, and other lumber products in 6 through 12 foot lengths. Britt's purchases of logs from third parties are generally consummated pursuant to short-term contracts of 12 months or less. Britt's manufacturing operations are conducted on 12 acres of land, ten acres of which are leased on a long-term fixed price basis from an unrelated third party. An 18 acre log sorting and storage yard is located one-quarter of a mile away. Britt's (single shift) mill capacity, assuming 40 production hours per week, is estimated at 37.4 million board feet of fencing products per year. Britt constructed a 25,000 square foot remanufacturing facility during 2000, which is expected to become operational in the second quarter of 2001.

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
Pacific Lumber sells surplus power to Pacific Gas and Electric Company. In 2000, the sale of surplus power accounted for approximately 3% of Pacific Lumber's total revenues.

   Products

      The following table sets forth the distribution of MGI's lumber production
(on a net board foot basis) and revenues by product line:

                                              Year Ended December 31, 2000                     Year Ended December 31, 1999
                                     -----------------------------------------------   --------------------------------------------
                                     % of Total                                        % of Total
                                     Lumber            % of Total                      Lumber          % of Total
                                     Production        Lumber           % of Total     Production      Lumber           % of Total
              Product                Volume            Revenues         Revenues       Volume          Revenues         Revenues
                                     -------------     ------------     ------------   -----------     -----------      -----------
Upper grade redwood lumber........              7%              16%              14%            9%             23%              20%
Common grade redwood lumber.......             59%              58%              51%           52%             51%              46%
                                     -------------     ------------     ------------   -----------     -----------      -----------
   Total redwood lumber...........             66%              74%              65%           61%             74%              66%
                                     -------------     ------------     ------------   -----------     -----------      -----------
Upper grade Douglas-fir lumber....              4%               9%               8%            5%              8%               7%
Common grade Douglas-fir lumber...             28%              16%              14%           29%             16%              14%
                                     -------------     ------------     ------------   -----------     -----------      -----------
   Total Douglas-fir lumber.......             32%              25%              22%           34%             24%              21%
                                     -------------     ------------     ------------   -----------     -----------      -----------
Other grades of lumber............              2%               1%               1%            5%              2%               2%
                                     -------------     ------------     ------------   -----------     -----------      -----------
      Total lumber................            100%             100%              88%          100%            100%              89%
                                     =============     ============     ============   ===========     ===========      ===========

Logs..............................                                                2%                                              -
                                                                        ============                                    ===========

Hardwood chips....................                                                2%                                             3%
Softwood chips....................                                                4%                                             4%
                                                                        ------------                                    -----------
   Total wood chips...............                                                6%                                             7%
                                                                        ============                                    ===========

      In 2000, MGI sold approximately 253 million board feet of lumber, which accounted for approximately 88% of its total revenues. Lumber products vary greatly by the species and quality of the timber from which they are produced.
Lumber is sold not only by grade (such as "upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

      Redwood lumber has historically been MGI's largest product category.
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

      Upper grade redwood lumber, which is derived primarily from large diameter logs and is characterized by an absence of knots and other defects, is used primarily in distinctive interior and exterior applications. The overall supply of upper grade lumber has been diminishing due to increasing environmental and regulatory restrictions and other factors. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of
Operations--Forest Products Operations--Industry Overview." Common grade redwood lumber, historically MGI's largest volume product, has many of the same aesthetic and structural qualities of redwood uppers, but has some knots, sapwood and a coarser grain. Such lumber is commonly used for construction purposes, including outdoor structures such as decks, hot tubs and fencing.

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

      MGI does not have any significant contractual relationships with third parties relating to the purchase of logs. During 2000, MGI purchased approximately 40 million board feet of logs from third parties. Pacific Lumber uses a whole-log chipper to produce wood chips from hardwood trees which would otherwise be left as waste. These chips are sold to third parties primarily for the production of facsimile and other specialty papers. Pacific Lumber also produces softwood chips from the wood residue from its milling operations. These chips are sold to third parties for the production of wood pulp and paper products. The Company also derives revenues from a soil amendment operation and a concrete block manufacturing operation.

   Backlog and Seasonality

      MGI's backlog of sales orders at December 31, 2000 and 1999 was approximately $15.7 million and approximately $19.0 million, respectively, the substantial portion of which was delivered in the first quarter of the next fiscal year. The decline in the sales backlog from 1999 to 2000 was principally due to a diminished supply of THPs which reduced the volume of logs available for the production of lumber products. See Item 7. "Management's Discussion and
Analysis of Financial Condition and Results of Operations--Results of
Operations--Forest Products Operations--Net Sales" and "--Trends." MGI has
historically experienced lower first quarter sales due largely to the general decline in construction-related activity during the winter months. As a consequence, MGI's results in any one quarter are not necessarily indicative of results to be expected for the full year. See "--Regulatory and Environmental
Factors" below and Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations--Results of Operations--Forest Products
Operations--Industry Overview."

   Marketing

      The housing, construction and remodeling markets are the primary markets for MGI's lumber products. MGI's policy is to maintain a wide distribution of its products both geographically and in terms of the number of customers. MGI sells its lumber products throughout the country to a variety of accounts, the large majority of which are wholesalers, followed by retailers, industrial users, exporters and manufacturers. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the
Mississippi River, with California accounting for approximately 71.1% of these sales in 2000. Common grades of Douglas-fir lumber are sold primarily in
California. In 2000, Pacific Lumber had three customers which accounted for approximately 11.1%, 7.1% and 5.6%, respectively, of MGI's total net lumber sales. Exports of lumber accounted for approximately 4.8% of MGI's total revenues in 2000. MGI markets its products through its own sales staff which focuses primarily on domestic sales.

      MGI actively follows trends in the housing, construction and remodeling markets in order to maintain an appropriate level of inventory and assortment of products. Due to its high quality products, competitive prices and long history,
MGI believes it has a strong degree of customer loyalty.

   Competition

      MGI's lumber is sold in highly competitive markets. Competition is generally based upon a combination of price, service, product availability and product quality. MGI's products compete not only with other wood products but with metals, masonry, plastic and other construction materials made from non-renewable resources. The level of demand for MGI's products is dependent on such broad factors as overall economic conditions, interest rates and demographic trends. In addition, competitive considerations, such as total industry production and competitors' pricing, as well as the price of other construction products, affect the sales prices for MGI's lumber products.
Competition in the common grade redwood and Douglas-fir lumber market is intense, with MGI competing with numerous large and small lumber producers. MGI primarily competes with the northern California mills of Georgia Pacific, Eel
River and Redwood Empire.

   Employees

      As of March 1, 2001, MGI had approximately 1,430 employees, none of whom are covered by a collective bargaining agreement.

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

      Scotia LLC and Pacific Lumber are parties to several agreements between themselves, including a master purchase agreement and a services agreement, relating to the conduct of their forest products' operations. The master purchase agreement governs the sale to Pacific Lumber by Scotia LLC of logs harvested from the Scotia LLC Timberlands. Under the services agreement, Pacific
Lumber provides operational, management and related services to Scotia LLC with respect to the Scotia LLC Timberlands. Scotia LLC and Pacific Lumber are also parties to agreements providing for reciprocal rights of ingress and egress through their respective properties, the indemnification of Scotia LLC by
Pacific Lumber for environmental liabilities incurred in connection with the
Scotia LLC Timberlands, and certain services provided by Scotia LLC to Pacific
Lumber.

      Pacific Lumber is also a party to an agreement with Britt (the "BRITT
AGREEMENT") which governs the sale of logs by Pacific Lumber and Britt to each other, the sale of hog fuel (wood residue) by Britt to Pacific Lumber for use in
Pacific Lumber's cogeneration plant, the sale of lumber by Pacific Lumber and
Britt to each other, and the provision by Pacific Lumber of certain administrative services to Britt (including accounting, purchasing, data processing, safety and human resources services).

   Regulatory and Environmental Factors

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" in this section for cautionary information with respect to such forward-looking statements.

      General
      Pacific Lumber's business is subject to the Environmental Plans and a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations also plays a significant role in Pacific Lumber's business. The California Forest Practice
Act (the "FOREST PRACTICE ACT") and related regulations adopted by the
California Board of Forestry and Fire Protection (the "BOF") set forth detailed requirements for the conduct of timber harvesting operations in California.
These requirements include the obligation of timber companies to obtain regulatory approval of detailed THPs containing information with respect to areas proposed to be harvested (see "--Harvesting Practices" above). California law also requires large timber companies submitting THPs to demonstrate that their proposed timber operations will not decrease the sustainable productivity of their timberlands. See "--Timber and Timberlands" above. The federal
Endangered Species Act (the "ESA") and California Endangered Species Act (the
"CESA") provide in general for the protection and conservation of specifically listed wildlife and plants which have been declared to be endangered or threatened. These laws generally prohibit the take of certain species, except for incidental takes pursuant to otherwise lawful activities which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permits. A habitat conservation plan, among other things, analyzes the potential impact of the incidental take of species and specifies measures to monitor, minimize and mitigate such impact. The operations of Pacific Lumber are also subject to the California Environmental Quality Act (the "CEQA"), which provides for protection of the state's air and water quality and wildlife, and the California Water Quality Act and Federal Clean Water Act, which require that
Pacific Lumber conduct its operations so as to reasonably protect the water quality of nearby rivers and streams. Compliance with such laws, regulations and judicial and administrative interpretations, together with other regulatory and environmental matters, have resulted in restrictions on the scope and timing of
Pacific Lumber's timber operations, increased operational costs and engendered litigation and other challenges to its operations.

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
The Permits cover the 50-year term of the HCP and allow incidental takes of 17 different species covered by the HCP, including four species which are found on the Scotia LLC Timberlands and had previously been listed as endangered or threatened under the ESA and/or the CESA. The agreements which implement the
Environmental Plans also provide for various remedies (including the issuance of written stop orders and liquidated damages) in the event of a breach by Scotia
LLC of these agreements or the Environmental Plans.

      Under the Environmental Plans, harvesting activities are prohibited or restricted on certain areas of the Scotia LLC Timberlands. For a 50-year period, harvesting activities are severely restricted in several areas (consisting of substantial quantities of old growth redwood and Douglas-fir timber) to serve as habitat conservation areas for the marbled murrelet, a coastal seabird, and certain other species. Harvesting in certain other areas of the Scotia LLC
Timberlands is currently prohibited while these areas are evaluated for the potential risk of landslide and the degree to which harvesting activities will be prohibited or restricted in the future. Further, additional areas alongside streamsides have been designated as buffers, in which harvesting is prohibited or restricted, to protect aquatic and riparian habitat. These streamside buffers may be adjusted up or down, subject to certain minimum and maximum buffers, based upon an ongoing watershed analysis process, which the HCP requires be completed within five years of its effective date. Pacific Lumber's analysis of the Freshwater watershed has recently been released, and is subject to review and approval by the applicable regulatory agencies. The analysis for two additional watersheds is nearing completion, while the analyses for additional watersheds are in various stages of completion.

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

      Under the Owl Creek Agreement, Scotia LLC agreed to sell the Owl Creek grove to the state of California for consideration consisting of the lesser of the appraised fair market value or $79.7 million. On December 29, 2000, the state of California purchased the Owl Creek grove for $67.0 million in cash. See
Note 6 to the Consolidated Financial Statements.

      With respect to the potential future sale of a portion of the Grizzly
Creek grove, Pacific Lumber and the California Wildlife Conservation Board
("CWCB") agreed that Pacific Lumber would transfer a portion of the Grizzly
Creek grove to the state of California at a purchase price not to exceed $19.9 million. The Grizzly Creek Agreement provided that California must purchase a portion of the Grizzly Creek grove by October 31, 2000, but such date has been mutually extended to December 31, 2001. Consummation of the purchase is also subject to typical real estate title and other closing conditions. Also pursuant to the terms of the Grizzly Creek Agreement, Pacific Lumber granted the state of
California a five-year option to purchase, at fair market value, additional property within the Grizzly Creek grove. Pacific Lumber is continuing to work with California to consummate the sale of a portion of the Grizzly Creek grove.

      Water Quality
      Under the Federal Clean Water Act, the Environmental Protection Agency
(the "EPA") is required to establish total maximum daily load limits ("TMDLS")
in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board ("WATER BOARD") are in
the process of establishing TMDLs for 17 northern California rivers and certain of their tributaries, including certain water courses that flow within the
Scotia LLC Timberlands. The Company expects this process to continue into 2010.
In the December 1999 EPA report dealing with TMDLs on two of the nine water courses, the agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. However, the September 2000 report by the staff of the
Water Board proposed various actions, including restrictions on harvesting beyond those required under the HCP. Dates for hearings concerning these matters have not been scheduled. Establishment of the final TMDL requirements applicable to the Company's timberlands will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the
HCP.

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

      Timber Operator's License
      Historically, Pacific Lumber has conducted logging operations on the
Scotia LLC Timberlands with its own staff of logging personnel as well as through contract loggers. In order to conduct logging operations in California, a logging company must obtain from the CDF a Timber Operator's License. In
January 2000, Pacific Lumber was granted a Timber Operator's License for the years 2000-2001.

Real Estate Operations

      General

      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Puerto Rico,
Arizona and California. Real estate properties and receivables for real estate sales as of December 31, 2000 are as follows:

                                                                                                       Book Value
                                                                                                     as of December
                                                                                                        31, 2000
                                                                                                     --------------
                                                                                                      (In millions
                                                                                                      of dollars)
Palmas del Mar (Puerto Rico):
   Developed lots..................................................................        14 lots   $          2.1
   Undeveloped land and parcels held for sale......................................     1,293 acres            30.1
   Property, plant and equipment, receivables and other, net.......................                            12.7
                                                                                                     --------------
      Total........................................................................                            44.9
                                                                                                     --------------
   Resort operations (owned facilities)(1):
      Palmas Country Club(2).......................................................                            30.3
      Casino.......................................................................                             1.8
                                                                                                     --------------
      Total........................................................................                            32.1
                                                                                                     --------------
Fountain Hills (Arizona):
   Residential, commercial and industrial developed lots...........................        94 lots              5.0
   Undeveloped residential land....................................................     1,763 acres             8.9
   Property, plant, equipment and receivables, net.................................                             6.6
                                                                                                     --------------
      Total........................................................................                            20.5
                                                                                                     --------------
Rancho Mirage (California):
   Residential developed lots and lots under development...........................        69 lots              7.3
   Undeveloped land................................................................        57 acres             9.5
                                                                                                     --------------
      Total........................................................................                            16.8
                                                                                                     --------------
Other properties (3):
   Residential developed lots......................................................        85 lots              0.3
   Undeveloped land................................................................     1,253 acres             2.2
   Receivables for sales of real estate, net.......................................                             2.7
                                                                                                     --------------
      Total........................................................................                             5.2
                                                                                                     --------------
   Total real estate properties and receivables....................................                  $        119.5
                                                                                                     ==============
---------------

(1)  At Palmas del Mar, third parties own other resort facilities, including a marina and restaurants.
(2)  Palmas Country Club operations include two 18-hole golf courses, a 20 court tennis facility, a member clubhouse, and a beach club.  Amounts shown are net of accumulated depreciation.
(3)  Includes various properties in Arizona, New Mexico and Texas.

                                                                                                            Book Value
                                                                                                               as of
                                                                                                             December
                                                                                                             31, 2000
                                                                                                           -------------
                                                                                                           (In millions
                                                                                                            of dollars)
Joint Ventures:
   FireRock, LLC(1):
      Residential developed lots and lots under development........................       122   lots       $        11.1
      Undeveloped land.............................................................       117   acres                3.7
      Golf course, clubhouse and other club facilities.............................                                 21.3
      Other property, plant and equipment, net.....................................                                  1.1
                                                                                                           -------------
        Total......................................................................                        $        37.2
                                                                                                           =============
      Investment in FireRock LLC...................................................                        $         6.2
                                                                                                           =============

   SunRidge Canyon L.L.C.(1):
      Residential developed lots...................................................         8   lots       $         1.3
      Golf course..................................................................                                  8.8
                                                                                                           -------------
        Total......................................................................                        $        10.1
                                                                                                           =============
      Investment in SunRidge Canyon L.L.C..........................................                        $         1.5
                                                                                                           =============
------------------
(1)   50% owned.

      Revenues from real estate operations are as follows:

                                                                                            Years Ended December 31,
                                                                                            -----------------------
                                                                                               2000        1999
                                                                                            ----------  -----------

Palmas del Mar:
   Real estate sales......................................................................  $     4.8   $     10.2
   Resort operations and other............................................................       12.0          8.1
                                                                                            ----------  -----------
      Total...............................................................................       16.8         18.3
                                                                                            ----------  -----------
Fountain Hills:
   Real estate sales......................................................................       15.0         16.2
   Resort operations and other............................................................        3.6          3.6
                                                                                            ----------  -----------
      Total...............................................................................       18.6         19.8
                                                                                            ----------  -----------
Rancho Mirage:
   Real estate sales......................................................................        0.3          5.0
   Resort operations and other............................................................        0.1          0.3
                                                                                            ----------  -----------
      Total...............................................................................        0.4          5.3
                                                                                            ----------  -----------
Other:
   Real estate sales......................................................................        6.3          2.8
   Resort operations and other............................................................        5.1          5.8
                                                                                            ----------  -----------
      Total...............................................................................       11.4          8.6
                                                                                            ----------  -----------
                                                                                            $    47.2   $     52.0
                                                                                            ==========  ===========
FireRock LLC(1):
   Real estate sales......................................................................  $    28.9   $     13.4
   Resort operations and other............................................................        2.1            -
                                                                                            ----------  -----------
      Total...............................................................................  $    31.0   $     13.4
                                                                                            ==========  ===========
SunRidge Canyon L.L.C.(1):
   Real estate sales......................................................................  $     9.3   $     15.8
   Resort operations and other............................................................        4.4          4.0
                                                                                            ----------  -----------
      Total...............................................................................  $    13.7   $     19.8
                                                                                            ==========  ===========
-----------------
(1)   50% owned.

   Palmas del Mar

      Palmas del Mar is a master-planned residential community and resort located on the southeastern coast of Puerto Rico near Humacao ("PALMAS"). The
Company is planning the development and sale of certain of the remaining acreage. Future sales are expected to consist of undeveloped acreage, semi-developed parcels and fully-developed lots.  Resort operations include golf, tennis and casino facilities owned by subsidiaries of the Company.
Certain other amenities, including a hotel, marina, equestrian center and various restaurants, are owned and operated by third parties.

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

      In 1994, a subsidiary of the Company entered into a joint venture to develop a 950 acre area in Fountain Hills known as SunRidge Canyon. The development is a residential, golf-oriented, upscale master-planned community.
Sales of the individual lots began in November 1995. The project consists of custom lots, marketed on an individual basis, production lots marketed to home builders, and a championship level 18-hole daily fee golf course. The development is owned by SunRidge Canyon L.L.C., an Arizona limited liability company organized by a subsidiary of the Company and SunCor Development Company.
A subsidiary of the Company holds a 50% equity interest in the joint venture.

      In 1998, a subsidiary of the Company entered into a joint venture to develop an 808 acre area in Fountain Hills known as FireRock Country Club. The development is a residential, golf-oriented, upscale master-planned community. A championship level private 18-hole golf course opened in February 2000, and the clubhouse opened in September 2000. The first phase (120 lots) of the project has been developed, and construction of the second phase (178 lots) is currently underway. The development is owned by FireRock, L.L.C., a limited liability company organized by a subsidiary of the Company (which holds a 50% equity interest in the joint venture) and an unaffiliated third party.

   Rancho Mirage

      In 1991, a subsidiary of the Company acquired Mirada, a 220-acre luxury resort-residential project located in Rancho Mirage, California. Mirada is a master planned community built into the Santa Rosa Mountains, 650 feet above the
Coachella Valley floor. Two of the six parcels within the project have been developed, one of which is the first phase of a custom lot subdivision of 46 estate lots. The Ritz-Carlton Rancho Mirage Hotel, which is owned and operated by a third party, was developed on the second parcel. The four remaining parcels encompass approximately 130 acres, which, under a development agreement with the
City of Rancho Mirage which extends until 2011, may be developed with a variety of residential and commercial uses. The Company has begun construction on the second phase of the custom lot subdivision consisting of 63 estate lots and is currently planning to develop and/or market the remaining parcels. The Company has obtained final regulatory and environmental approvals for development of all four of its remaining parcels within Mirada.

   Other Properties

      The Company through its subsidiaries, owns a number of other properties in
Arizona and Texas. Efforts are underway to sell most of these properties.

   Marketing

      The Company is engaged in marketing and sales programs of varying magnitudes at its real estate developments. The Company intends to continue selling undeveloped acreage and semi-developed parcels to builders and developers and fully developed lots to individuals and builders. All sales are made directly to purchasers through the Company's marketing personnel, independent contractors or through independent real estate brokers who are compensated through the payment of customary real estate brokerage commissions.
The Company may also continue to enter into joint ventures with third parties similar to those entered into in connection with its SunRidge Canyon and
FireRock developments.

      Competition and Regulation and Other Industry Factors
      There is intense competition among companies in the real estate investment and development business. Sales and payments on real estate sales obligations depend, in part, on available financing and disposable income and, therefore, are affected by changes in general economic conditions and other factors. The real estate development business and commercial real estate business are subject to other risks such as shifts in population, fluctuations in the real estate market, and unpredictable changes in the desirability of residential, commercial and industrial areas. The resort and time-sharing business of Palmas competes with similar businesses in the Caribbean, Florida and other locations. The golfing operations in connection with the SunRidge Canyon and FireRock developments compete with similar businesses in the areas in and surrounding
Phoenix, Arizona.

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

   Employees

      As of March 1, 2001, the Company's real estate operations had approximately 180 employees.

Racing Operations

   General

      SHRP, Ltd. owns and operates Sam Houston Race Park, a Texas Class 1 horse racing facility located within the greater Houston metropolitan area. On January
24, 2000, a wholly owned subsidiary of SHRP, Ltd. acquired Valley Race Park, a greyhound racing facility located in Harlingen, Texas, which had been closed since 1995.

   Racing Operations and Facilities

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

      Valley Race Park opened for simulcast wagering in mid-March of 2000, and live greyhound racing began in December 2000.

   Regulation of Racing Operations

      The ownership and operation of horse and greyhound racetracks in Texas are subject to significant regulation by the Texas Racing Commission (the "RACING
COMMISSION") under the Texas Racing Act and related regulations (collectively, the "RACING ACT"). The Racing Act provides, among other things, for the allocation of wagering proceeds among betting participants, purses, racetracks, the state of Texas and for other purposes, and empowers the Racing Commission to license and regulate substantially all aspects of horse and greyhound racing in the state. The Racing Commission must approve the number of live race days that may be offered each year, as well as all simulcast agreements. Class 1 horse racetracks in Texas are entitled to conduct at least seventeen weeks of live racing for each breed of horses (thoroughbreds and quarter horses), while greyhound tracks are entitled to conduct live racing nearly year round.

   Marketing and Competition

      SHRP, Ltd's management believes that the majority of Sam Houston Race
Park's patrons reside within a 20-mile radius, which includes most of the greater Houston metropolitan area, and that a secondary market of occasional patrons can be developed outside the 20-mile radius but within a 50-mile radius of the race park. Sam Houston Race Park uses a number of marketing strategies in an attempt to reach these people and make them more frequent visitors to Sam
Houston Race Park. Sam Houston Race Park competes with other forms of entertainment, including casinos located approximately 125 to 150 miles from
Houston, a greyhound racetrack located 60 miles from Sam Houston Race Park and a wide range of sporting events and other entertainment activities in the Houston area. Sam Houston Race Park could in the future also compete with other forms of gambling in Texas, including casino gambling on Indian reservations or otherwise. While Sam Houston Race Park believes that the location of Sam Houston
Race Park is a competitive advantage over the other more distant gaming ventures mentioned above, the most significant challenge for Sam Houston Race Park is to develop and educate new racing fans in a market where pari-mutuel wagering has been absent since the 1930s. Other competitive factors faced by Sam Houston Race
Park include the allocation of sufficient live race days by the Racing
Commission and attraction of sufficient race horses to run at Sam Houston Race
Park. Competitive factors faced by Valley Race Park include the attraction of sufficient greyhounds to run live racing, along with the ability of Valley
Greyhound to market its simulcast signal due to its brief live racing season.
Sam Houston Race Park and Valley Race Park had 135 and 14 days, respectively, of live racing during 2000. Sam Houston Race Park currently has 126 days of live racing scheduled for 2001, and Valley Race Park currently has 111 days of live racing scheduled for 2001.

   Employees

      As of March 1, 2001, the Company's racing operations had approximately 520 employees, approximately 335 of whom are seasonal employees during live racing.

Employees

      At March 1, 2001, MAXXAM and its subsidiaries employed approximately 2,130 persons, excluding those employees involved in Aluminum Operations.

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
Hurwitz is also the Chairman of the Board and Chief Executive Officer of
Federated, a Texas corporation wholly owned by Mr. Hurwitz, members of his immediate family and trusts for the benefit thereof. Mr. Hurwitz and a wholly owned subsidiary of Federated collectively own approximately 71% of the aggregate voting power of the Company. The Notice claims, among other things, that the Company was a savings and loan holding company, that with others it controlled USAT, and that, as a result of such status, it was obligated to maintain the net worth of USAT. The Notice makes numerous other allegations against the Company and the other Respondents, including that through USAT it was involved in prohibited transactions with Drexel, Burnham, Lambert Inc.
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
Hurwitz should be prohibited from engaging in the banking industry. The
Respondents' brief claims that none of them has any liability in this matter. A recommended decision by the administrative law judge could be made at any time.
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

      On May 31, 2000, the Company, Federated and Mr. Hurwitz filed a counterclaim to the FDIC action (the "FDIC COUNTERCLAIM"). The FDIC Counterclaim states that the FDIC illegally paid the OTS to bring claims against the Company,
Federated and Mr. Hurwitz. The Company, Federated and Mr. Hurwitz are asking that the FDIC be ordered to not make any further payments to the OTS to fund the administrative proceedings described above, and they are seeking reimbursement of attorneys' fees and damages from the FDIC. As of December 31, 2000, such fees were in excess of $30.0 million.

      With respect to the OTS action and the FDIC action, it is impossible for the Company to assess the ultimate outcome of these matters or their potential impact on the Company; however, any adverse outcome of these matters could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      On January 16, 2001, an action was filed against the Company, Federated and certain of the Company's directors in the Court of Chancery of the state of
Delaware entitled Alan Russell Kahn v. Federated Development Co., MAXXAM Inc.,
et. al., Civil Action 18623NC (the "KAHN LAWSUIT"). The plaintiff purports to bring this action as a stockholder of the Company derivatively on behalf of the
Company. The lawsuit concerns the FDIC and OTS actions, and the Company's advancement of fees and expenses on behalf of Federated and certain of the
Company's directors in connection with these actions. It alleges that the defendants have breached their fiduciary duties to the Company, and have wasted corporate assets, by allowing the Company to bear all of the costs and expenses of Federated and certain of the Company's directors related to the FDIC and OTS actions. The plaintiff seeks to require Federated and certain of the Company's directors to reimburse the Company for all costs and expenses incurred by the
Company in connection with the FDIC and OTS actions, and to enjoin the Company from advancing to Federated or certain of the Company's directors any further funds for costs or expenses associated with these actions. Although it is impossible to assess the ultimate outcome of the Kahn lawsuit, the Company believes that the resolution of this matter should not result in a material adverse effect on its consolidated financial position, results of operations or liquidity.

Kaiser Litigation

   Asbestos-related Litigation

      Kaiser is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with Kaiser or exposure to products containing asbestos produced or sold by Kaiser. The lawsuits generally relate to products Kaiser has not manufactured for 20 years. For the year ended December
31, 2000, a total of approximately $99.5 million of asbestos-related settlements and defense costs were paid, and partial insurance reimbursements for asbestos-related matters totaling approximately $62.8 million were received. For additional information, see Item 7. "Management's Discussion and Analysis of
Financial Condition and Results of Operations--Financial Condition and Investing
and Financing Activities--Aluminum Operations-- Commitments and Contingencies"
and Note 17 to the Consolidated Financial Statements under the headings
"Environmental Contingencies" and "Asbestos Contingencies."

   Gramercy Litigation

      On July 5, 1999, Kaiser's Gramercy, Louisiana, alumina refinery was extensively damaged by an explosion in the digestion area of the plant. A number of employees were injured in the incident, several of them severely. Kaiser may be liable for claims relating to the injured employees. The incident has also resulted in more than 90 lawsuits, many of which were styled as class action suits, being filed against KACC and others since July 1999 on behalf of more than 16,000 claimants. Such lawsuits allege, among other things, property damage, business interruption loss by other businesses and personal injury. All such lawsuits previously pending in state court are now consolidated into one action pending in the Twenty-Third Judicial District Court for the Parish of St.
James, State of Louisiana. One lawsuit remains pending in the United States
District Court, Eastern District of Louisiana. The aggregate amount of damages sought in the lawsuits cannot be determined at this time. For further information regarding the Gramercy incident and these lawsuits, see Item 1.
"Business--Aluminum Operations--Business Operations," Item 7. "Management's
Discussion and Analysis of Financial Condition and Results of
Operations--Results of Operations--Aluminum Operations--Recent Events and
Developments--Incident at Gramercy Facility" and Note 3 to the Consolidated
Financial Statements.

      In connection with the settlement of the U.S. Mine Safety and Health
Administration's ("MSHA") investigation of the incident, Kaiser is paying a fine of $0.5 million but denied violations alleged by MSHA.

   Labor Matters

      In connection with the USWA strike and subsequent lock-out by Kaiser, certain allegations of ULPs were filed by the USWA with the National Labor
Relations Board ("NLRB"). Twenty-two of the twenty-four allegations of ULPs brought against KACC by the USWA have been dismissed. A trial on the remaining two allegations before an administrative law judge commenced in November 2000 and is continuing. Kaiser is unable to estimate when the trial will be completed. Any outcome from the trial would be subject to additional appeals by the general counsel of the NLRB, the USWA or Kaiser. This process could take months or years. If these proceedings eventually resulted in a final ruling against Kaiser, it could be obligated to provide back pay to USWA members and such amount could be significant. Kaiser continues to believe the charges are without merit. While uncertainties are inherent in matters such as this and it is presently impossible to determine the actual costs, if any, that may ultimately arise in connection with this matter, Kaiser's management does not believe that the outcome of this matter will have a material adverse impact on
Kaiser's liquidity or financial position. However, amounts paid, if any, in satisfaction of this matter could be significant to the results of the period in which they are recorded. For further information regarding the ULPs, see Item 1.
"Business--Aluminum Operations--Business Operations," Item 7. Management's
Discussion and Analysis of Financial Condition and Results of
Operations--Results of Operations--Aluminum Operations--Labor Matters" and Note
17 to the Consolidated Financial Statements.

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

Pacific Lumber Litigation

   Timber Harvesting Litigation

      On January 28, 1997, an action was filed against Pacific Lumber entitled
Ecological Rights Foundation, Mateel Environmental v. Pacific Lumber (the "ERF
LAWSUIT") in the U.S. District Court in the Northern District of California (No.
97-0292). This action alleges that Pacific Lumber has discharged pollutants into federal waterways, and plaintiffs are seeking to enjoin Pacific Lumber from continuing such actions, civil penalties of up to $25,000 per day for each violation, remediation and other damages. This case was dismissed by the
District Court on August 19, 1999, but the dismissal was reversed by the U.S.
Court of Appeals for the Ninth Circuit on October 30, 2000 and the case was remanded to the District Court, but no further proceedings have occurred. The
Company believes that it has strong factual and legal defenses with respect to the ERF lawsuit; however, there can be no assurance that it will not have a material adverse effect on its financial position, results of operations or liquidity.

      On March 5, 2001, the parties reached an agreement to settle the lawsuit entitled Jennie Rollins, et al. v. Charles Hurwitz, John Campbell, Pacific
Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company, MAXXAM Group
Inc., MAXXAM Inc., Barnum Timber Company, et al. (No. 9700400) (the "ROLLINS
LAWSUIT") filed in the Superior Court of Humboldt County. Substantially all of
the amounts to be paid to the plaintiffs will be paid by the Company's insurers.
Still pending is a similar action entitled Kristi Wrigley, et al. v. Charles
Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia
Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company
LLC, et al. (No. 9700399) (the "WRIGLEY LAWSUIT") filed on December 2, 1997 in the Superior Court of Humboldt County. This action alleges, among other things, that defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the Elk River watershed.
Plaintiffs further allege that in order to have THPs approved in connection with these areas, the defendants submitted false information to the CDF in violation of California's business and professions code and the Racketeering Influence and
Corrupt Practices Act. The Company believes that it has strong factual and legal defenses with respect to the Wrigley lawsuit; however, there can be no assurance that it will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

      On March 31, 1999, an action entitled Environmental Protection Information
Association, Sierra Club v. California Department of Forestry and Fire
Protection, California Department of Fish and Game, The Pacific Lumber Company,
Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (No. 99CS00639)
(the "EPIC-SYP/PERMITS LAWSUIT") was filed alleging, among other things, that the CDF and the CDFG violated the CEQA and the CESA with respect to the SYP and the Permits issued by California. This action is now pending in Humboldt County,
California (No. CV-990445). The plaintiffs seek, among other things, injunctive relief to set aside the CDF's and the CDFG's decisions approving the SYP and the
Permits issued by California. On March 31, 1999, an action entitled United
Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v. California
Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia
Pacific Company LLC and Salmon Creek Corporation (No. 99CS00626) (the "USWA
LAWSUIT") was filed alleging, among other things, violations of the Forest
Practice Act in connection with the CDF's approval of the SYP. This action is now pending in Humboldt County, California (No. CV-990452). The plaintiffs seek to prohibit the CDF from approving any THPs relying on the SYP. The
EPIC-SYP/Permits lawsuit and the USWA lawsuit have been set for trial in
November 2001.

      The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Environmental Plans, and the Company is working with the relevant government agencies to defend the USWA lawsuit and the EPIC-SYP/Permits lawsuit.

      On March 10, 2000, a lawsuit entitled Environmental Protection Information
Center, Sierra Club v. California Department of Fish and Game, The Pacific
Lumber Company and Does XI-XX (THP 520) (No. CV-00170) (the "EPIC/THP 97-520
LAWSUIT") was filed in the Superior Court of Humboldt County. Plaintiffs allege, among other things, that the CDF violated the Forest Practice Act and the
California Public Resources Code by approving an amendment to THP 97-520 (which covers approximately 700 acres of timberlands adjoining the Headwaters
Timberlands) as a "minor" amendment. The plaintiffs seek an order requiring the
CDF to withdraw its approval of the minor amendment to THP 97-520, and enjoining
Pacific Lumber from harvesting under THP 97-520. In July 2000, the Court issued a preliminary injunction enjoining Pacific Lumber from harvesting under THP
97-520. The EPIC/THP 97-520 lawsuit was supposed to begin trial on March 5,
2001, but was postponed and a new trial date has not been set. On March 6, 2001, the CDF approved a "major" amendment of THP 97-520 which allows for winter operations and restates the changes in the minor amendment. As a result of this approval, the Company believes that it should be able to obtain relief from the injunction and begin harvesting. Therefore, although the EPIC/THP 97-520 lawsuit has yet to conclude, the Company believes it will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

      In February 2001, Pacific Lumber received a letter from the Environmental
Protection Information Association of its 60 day notice of intent to sue Pacific
Lumber under the federal Clean Water Act ("CWA"). The letter alleges a number of violations of the CWA by Pacific Lumber in certain watersheds since 1990. If filed, the lawsuit will purportedly seek declarative and injunction relief for past violations and to prevent future violations, as well as civil penalties.
Such civil penalties could be up to $25,000 per day for each continuing violation. The Company does not know when or if a lawsuit will be filed regarding this matter, or if a lawsuit is filed, the ultimate impact of such lawsuit on its consolidated financial condition or results of operations.

   Hunsaker Action

      On November 24, 1998, an action entitled William Hunsaker, et al. v.
Charles E. Hurwitz, Pacific Lumber, MAXXAM Group Inc., MXM Corp., Federated
Development Company and Does I-50 (No. C 98-4515) was filed in the United States
District Court for the Northern District of California ("HUNSAKER ACTION"). This
action alleges, among other things, that a class consisting of the vested employees and retirees of the former Pacific Lumber Company (Maine) ("OLD
PALCO") is entitled to recover approximately $60.0 million of surplus funds allegedly obtained through deceit and fraudulent acts from the Old Palco retirement plan that was terminated in 1986 following the Company's acquisition of Pacific Lumber. Plaintiffs further allege that defendants violated RICO and engaged in numerous acts of unfair business practices in violation of
California's business and professions code. In addition to seeking the surplus funds, plaintiffs also seek, among other things, a constructive trust on the assets traceable from the surplus funds, plus interest, trebling of damages for violation of RICO, punitive damages, and injunctive and other relief. On March
30, 1999, the Court dismissed the lawsuit with prejudice and ordered the plaintiffs to pay the defendants' costs with respect to the lawsuit. On April
30, 1999, the plaintiffs appealed the dismissal, and on February 13, 2001 the
U.S. Ninth Circuit Court of Appeals heard such appeal, but has not yet rendered a decision. The Company believes that it has strong factual and legal defenses with respect to the Hunsaker action, and does not believe that the resolution of this matter will result in a material adverse effect on its financial position,
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

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

      The Company's common stock, $.50 par value ("COMMON STOCK"), is traded on the American Stock Exchange. The stock symbol is MXM. The following table sets forth, for the calendar periods indicated, the high and low sales prices per share of the Company's Common Stock as reported on the American Stock Exchange
Consolidated Composite Tape.

                                                                              2000                    1999
                                                                     --------------------    --------------------
                                                                       High         Low        High         Low
                                                                     --------    --------    --------    --------

   First quarter...................................................  $  43.38    $  25.94    $  64.75    $  43.00
   Second quarter..................................................     29.88       17.38       64.50       50.25
   Third quarter...................................................     23.25       17.44       64.25       50.13
   Fourth quarter..................................................     20.25       13.94       51.44       41.38

      The following table sets forth the number of record holders of each class of publicly owned securities of the Company at March 15, 2001:

                                                                                                      Number of
                                                                                                       Record
                                         Title of Class                                               Holders
------------------------------------------------------------------------------------------------     -----------
Common Stock....................................................................................           3,027
Class A $.05 Non-cumulative Participating Convertible Preferred Stock...........................              25

      The Company has not declared any cash dividends on its Common Stock and has no present intention to do so.

ITEM 6.         SELECTED FINANCIAL DATA

      The following summary of consolidated financial information for each of the five years ended December 31, 2000 is not reported upon herein by independent public accountants and should be read in conjunction with the
Consolidated Financial Statements and the Notes thereto which are contained in
Item 8 herein.

                                                                         Years Ended December 31,
                                                       ------------------------------------------------------------
                                                          2000        1999        1998         1997        1996
                                                       ----------  ----------- -----------  ----------  -----------
                                                              (In millions of dollars, except share amounts)
Consolidated statement of operations:
   Net sales(1)......................................  $ 2,448.0   $  2,350.7  $  2,618.7   $ 2,779.2   $  2,591.6
   Operating income (loss)...........................      130.6        (51.5)      125.6       236.4        131.3
   Income (loss) before extraordinary items(2).......       30.0         73.6       (14.7)       65.2         22.9
   Extraordinary items, net (3)......................        3.9            -       (42.5)          -            -
   Net income (loss).................................       33.9         73.6       (57.2)       65.2         22.9

Consolidated balance sheet at end of period:
   Total assets......................................    4,504.0      4,393.1     4,075.2     4,114.2      4,115.7
   Long-term debt, less current maturities...........    1,882.8      1,956.8     1,971.7     1,888.0      1,881.9
   Stockholders' equity (deficit) (4)................       49.1         27.8       (56.8)       (2.9)       (50.8)

Per share information:
   Basic:
      Income (loss) before extraordinary items.......  $    4.34   $    10.49  $    (2.10)  $    7.81   $     2.63
      Extraordinary items............................       0.57            -       (6.07)          -            -
                                                       ----------  ----------- -----------  ----------  -----------
      Net income (loss)..............................  $    4.91   $    10.49  $    (8.17)  $    7.81   $     2.63
                                                       ==========  =========== ===========  ==========  ===========
   Diluted:
      Income (loss) before extraordinary items.......  $    3.95   $     9.49  $    (2.10)  $    7.14   $     2.42
      Extraordinary items............................       0.52            -       (6.07)          -            -
                                                       ----------  ----------- -----------  ----------  -----------
      Net income (loss)..............................  $    4.47   $     9.49  $    (8.17)  $    7.14   $     2.42
                                                       ==========  =========== ===========  ==========  ===========

------------------------------------
(1)  Net sales for 1996 through 1999 have been restated to conform to a new accounting requirement which states that freight charges should be included in cost of sales and operations rather than netted against net sales as was the Company's prior policy. The amount of the restatement was $39.3 million, $46.0 million, $50.1 million and $48.3 million for 1999, 1998,
     1997 and 1996, respectively.
(2)  2000 results include estimated business interruption insurance recoveries of $111.6 million, a pre-tax gain on the sale of the Owl Creek grove of
     $60.0 million ($35.6 million net of deferred taxes or $4.69 per share), and several non-recurring items attributable to aluminum operations totaling
     $37.6 million. See Note 2 to the Consolidated Financial Statements. 1999
     results include a pre-tax gain of $239.8 million ($142.1 million net of deferred taxes or $18.17 per share) on the sale of the Headwaters
     Timberlands, a pre-tax gain on the involuntary conversion at the Gramercy facility of $85.0 million, a pre-tax charge of $53.2 million for asbestos-related claims and a pre-tax gain of $50.5 million on the sale of
     AKW L.P. ("AKW").
(3)  The extraordinary gain for 2000 relates to the repurchase of the Timber
     Notes. The extraordinary loss for 1998 relates to refinancing of long-term debt, net of an income tax benefit of $22.9 million.
(4)  Maxxam Inc. has not declared or paid any cash dividends during the five year period ended December 31, 2000.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

      The following should be read in conjunction with the Company's
Consolidated Financial Statements and the Notes thereto which are contained in
Item 8.

Results of Operations

   Aluminum Operations

      Aluminum operations account for the substantial portion of the Company's revenues and operating results. Kaiser, through its principal subsidiary KACC, operates in the following business segments: bauxite and alumina, primary aluminum, flat-rolled products, engineered products and commodities marketing.
Kaiser uses a portion of its bauxite, alumina, and primary aluminum production for additional processing at certain of its downstream facilities. Intersegment transfers are valued at estimated market prices.

      Industry Overview
      Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on Kaiser's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations (see Item 7A. "Quantitative and
Qualitative Disclosures About Market Risk" and Notes 1 and 18 to the
Consolidated Financial Statements for a discussion of Kaiser's hedging activities).

      Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the transportation, distribution, and packaging markets. Such changes in demand can directly affect Kaiser's earnings by impacting the overall volume and mix of such products sold. To the extent that these end-use markets weaken, demand can also diminish for alumina and primary aluminum.

      During 1998, the Average Midwest United States transaction price ("AMT
PRICE") per pound of primary aluminum steadily declined throughout the year, beginning the year in the $.70 to $.75 per pound range and ending the year in the low $.60 per pound range. During 1999, the AMT Price per pound of primary aluminum declined to a low of approximately $.57 per pound in February 1999 and then began a steady increase ending 1999 at $.79 per pound. During 2000, the AMT
Price averaged $.75 per pound. At January 31, 2001, the AMT Price was approximately $.81 per pound.

      Summary
      The following table presents selected operational and financial information with respect to the Company's aluminum operations for the years ended December 31, 2000, 1999, and 1998.

                                                                                      Years Ended December 31,
                                                                                   ------------------------------
                                                                                     2000      1999       1998
                                                                                   --------- ---------  ---------
Shipments:(1)
   Alumina:(2)
      Third party................................................................   1,927.1   2,093.9    2,250.0
      Intersegment...............................................................     751.9     757.3      750.7
                                                                                   --------- ---------  ---------
        Total alumina............................................................   2,679.0   2,851.2    3,000.7
                                                                                   --------- ---------  ---------
   Primary aluminum:(3)
      Third party................................................................     345.5     295.6      263.2
      Intersegment...............................................................     148.9     171.2      162.8
                                                                                   --------- ---------  ---------
        Total primary aluminum...................................................     494.4     466.8      426.0
                                                                                   --------- ---------  ---------
   Flat-rolled products..........................................................     162.3     217.9      235.6
                                                                                   --------- ---------  ---------
   Engineered products...........................................................     164.6     171.1      169.4
                                                                                   --------- ---------  ---------
--------------------
Table and Notes continued on next page

                                                                                       Years Ended December 31,
                                                                                ---------------------------------
                                                                                  2000         1999       1998
                                                                                ---------    --------   ---------
                                                                                     (In millions of dollars,
                                                                                   except shipments and prices)

Average realized third party sales price:(4)(5)
   Alumina (per ton)..........................................................  $    209     $   176    $    184
   Primary aluminum (per pound)...............................................      0.74        0.66        0.67
Net sales:(6)
   Bauxite and alumina: (2)(5)
      Third party (includes net sales of bauxite).............................  $  442.2     $ 395.8    $  445.2
      Intersegment............................................................     148.3       129.0       135.8
                                                                                ---------    --------   ---------
        Total bauxite and alumina.............................................     590.5       524.8       581.0
                                                                                ---------    --------   ---------
   Primary aluminum:(3)(5)
      Third party.............................................................     563.7       432.9       390.7
      Intersegment............................................................     242.3       240.6       233.5
                                                                                ---------    --------   ---------
        Total primary aluminum................................................     806.0       673.5       624.2
                                                                                ---------    --------   ---------
   Flat-rolled products.......................................................     521.0       591.3       732.7
   Engineered products........................................................     564.9       556.8       595.3
   Commodities marketing (5)..................................................     (25.4)       18.3        60.5
   Minority interests.........................................................     103.4        88.5        78.0
   Eliminations...............................................................    (390.6)     (369.6)     (369.3)
                                                                                ---------    --------   ---------
        Total net sales.......................................................  $2,169.8    $2,083.6    $2,302.4
                                                                                =========   =========   =========
Operating income (loss)(7)....................................................  $  145.2    $  (23.0)   $   96.5
                                                                                =========   =========   =========
Income (loss) before income taxes and minority interests(8)...................  $   31.3    $  (84.0)   $  (10.0)
                                                                                =========   =========   =========

--------------------
(1)   Shipments are expressed in thousands of metric tons.  A metric ton is equivalent to 2,204.6 pounds.
(2)   Shipments and net sales for 2000 and 1999 include approximately 267,000 and 264,000 tons, respectively, of alumina purchased from third parties and resold to certain unaffiliated customers and 55,000 and 131,000 tons, respectively, of alumina purchased from third parties and transferred to
      Kaiser's primary aluminum business unit.
(3)   Net sales for 2000, 1999 and 1998 included approximately 206,500 tons,
      260,100 tons and 251,300 tons, respectively, of primary aluminum purchased from third parties to meet third-party and internal commitments.
(4)   Average realized prices for Kaiser's flat-rolled products and engineered products segments are not presented as such prices are subject to fluctuations due to changes in product mix.
(5)   Average realized third-party sales prices and net sales for bauxite and alumina and for primary aluminum for 1999 and 1998 have been restated to reflect a change in Kaiser's segment reporting. Bauxite and alumina net sales were restated by $2.1 million and $27.5 million for 1999, respectively, and $6.2 million and $19.1 million for 1998, respectively.
      The results of Kaiser's metal hedging activities are now reported separately in the commodities marketing segment rather than being allocated between the two commodity business units.
(6)   Net sales for 1999 and 1998 for all segments have been restated by $39.3 million and $46.0 million, respectively, to conform to a new accounting requirement which states that freight charges should be included in cost of sales and operations rather than netted against net sales as was the
      Company's prior policy.
(7)   Operating income for 2000 included the following: estimated business interruption insurance recoveries totaling $110.0 million and other non-recurring charges (gains) totaling $41.9 million. The operating loss for 1999 included the following: estimated business interruption insurance recoveries totaling $41.0 million, potline restart costs of $12.8 million and other non-recurring charges totaling $24.1 million. Additionally, depreciation was suspended for the Gramercy, Louisiana, alumina refinery for the last six months of 1999, as a result of the July 5, 1999, incident. Depreciation expense for the Gramercy facility for the six months ended June 30, 1999, was approximately $6.0 million. Operating income for 1998 included non-recurring charges totaling $105.0 million.
      See Note 3 to the Consolidated Financial Statements for additional information on the Gramercy facility. See Note 2 to the Consolidated
      Financial Statements for a detailed summary of the other non-recurring items impacting aluminum operations.
(8)   In addition to the items described in (6) above, income (loss) before income taxes and minority interests included the impact of non-recurring items of $(4.3) million, $49.1 million and $3.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. See Note 2 to the
      Consolidated Financial Statements for further information.

      Recent Events and Developments
      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      Liquidity and Cash Resources. Kaiser has significant near-term debt maturities. Kaiser's ability to make payments on and refinance its debt depends on its ability to generate cash in the future. In addition to being impacted by power sales and normal operating items, Kaiser's near-term liquidity and cash flows will also be affected by the Gramercy incident, net payments for asbestos-related liabilities, and possible proceeds from asset dispositions. See
"--Financial Condition and Investing and Financing Activities--Aluminum
Operations" for a discussion of these matters.

      Incident at Gramercy Facility. In July 1999, Kaiser's Gramercy, Louisiana,
alumina refinery was extensively damaged by an explosion in the digestion area of the plant. See Note 3 to the Consolidated Financial Statements for further information regarding the incident at the Gramercy facility.

      Construction on the damaged part of the facility began during the first quarter of 2000. Initial production at the plant commenced during the middle of
December 2000. The plant is expected to increase production progressively to approximately 75% of its newly rated estimated annual capacity of 1,250,000 tons by the end of March 2001. At February 28, 2001, the plant was operating at 70%
of capacity. Based on current estimates, construction at the facility is expected to be completed during the third quarter of 2001.

      Through February 28, 2001, Kaiser had recorded $289.3 million of estimated insurance recoveries related to the Gramercy incident and had collected $262.6 million of such amounts. An additional $7.0 million is expected to be received in March 2001. The remaining balance of approximately $20.0 million and any additional amounts possibly due to Kaiser will likely not be recovered until
Kaiser and the insurers resolve their differences. Kaiser and the insurers are currently negotiating an arbitration agreement as a means of resolving certain outstanding issues. Kaiser anticipates that the remaining issues will not be resolved until late 2001 or early 2002. Kaiser continues to believe that a minimum of approximately $290.0 million of insurance recoveries are probable, that additional amounts are owed to Kaiser by the insurers, and that the likelihood of any refund by Kaiser of amounts previously received from the insurers is remote.

      Labor Matters. Prior to the settlement of the labor dispute, Kaiser was operating five of its U.S. facilities with salaried employees and other employees as a result of the September 1998 strike by the USWA and the subsequent "lock-out" by Kaiser in January 1999. The labor dispute was settled in September 2000. Kaiser recorded a one-time pre-tax labor settlement charge of
$38.5 million in its results for the year ended December 31, 2000, to reflect the incremental, non-recurring impacts of the labor settlement, including severance and other contractual obligations for non-returning workers. See Note
4 to the Consolidated Financial Statements for additional discussion of the labor settlement.

      Pacific Northwest Power Sales and Operating Level. In response to the unprecedented high market prices for power in the Pacific Northwest, Kaiser temporarily curtailed its primary aluminum production at the Tacoma and Mead,
Washington, smelters during the second half of 2000 and has sold a portion of the power that it had under contract through September 30, 2001. As a result of the curtailments, Kaiser avoided the need to purchase power on a variable market price basis and will receive cash proceeds sufficient to more than offset the cash impact of the potline curtailments over the contract period for which the power was sold. Kaiser has made additional power sales in 2001.

      During October 2000, Kaiser signed a new power contract with the BPA under which the BPA will provide Kaiser's operations in the State of Washington with power during the period from October 2001 through September 2006. The contract will provide sufficient power to operate Kaiser's Trentwood facility as well as approximately 40% of the combined capacity of Kaiser's Mead and Tacoma aluminum smelting operations. Power costs under the new contract are expected to exceed the cost of power under Kaiser's current BPA contract by between 20% to 60% and, perhaps, by as much as 100% in certain periods. There are other terms of the new
BPA contract which are also less favorable than the current BPA contract. Kaiser does not have any remarketing rights under the new BPA contract.

      See Note 5 to the Consolidated Financial Statements for additional information on the power sales and the new BPA contract.

      Strategic Initiatives. Kaiser has devoted significant efforts toward analyzing its existing asset portfolio. Kaiser intends to focus its efforts and capital in sectors of the industry that are considered most attractive and in which Kaiser believes it is well positioned to capture value. During 2000,
Kaiser sold certain non-operating properties, its Micromill assets and technology, and its Pleasanton, California, office complex and purchased the assets of a drawn tube aluminum fabricating operation. The dispositions were part of Kaiser's initiative to monetize non-strategic or under-performing assets. The acquisition was part of Kaiser's continued focus on growing its engineered products operations.

      Kaiser is considering the possible sale of part or all of its interests in certain operating assets. The contemplated transactions are in various stages of development. Kaiser expects that at least one operating asset will be sold.
Kaiser has multiple transactions under way. It is unlikely, however, that it would consummate all of the transactions under consideration. Further, there can be no assurance as to the likelihood, timing, or terms of such sales. The consummation of any such sales would be dependent upon a number of factors, such as negotiation of definitive documentation, due- diligence investigations, certain lender approvals and/or anti-trust clearances. Kaiser would expect to use the proceeds from any such sales for debt reduction, capital spending or some combination thereof.

      Another area of emphasis has been a continuing focus on managing Kaiser's legacy liabilities. Kaiser believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs and is actively pursuing recoveries in this regard. For the period from inception through
December 31, 2000, Kaiser has paid approximately $220.5 million for asbestos-related settlements and associated defense costs and has received partial insurance reimbursements during this same period totaling $131.3 million. The timing and amount of future recoveries of asbestos-related claims from insurance carriers remain a major priority of Kaiser, but will depend on the pace of claims review and processing by such carriers and the resolution of any disputes regarding coverage under the insurance policies.

      Net Sales
      Net sales for the year ended December 31, 2000, increased over the prior year primarily due to an increase in average realized prices. The increase in average realized prices for alumina, which is sold under contracts at prices linked to the price of primary aluminum, and primary aluminum was a reflection of the increase in market prices for primary aluminum during the period. Average realized prices for flat-rolled products increased due to a favorable change in product mix as a result of the exit from the can body stock product line, and net sales for engineered products reflected an increase in prices for soft alloy extrusions. In addition to higher average realized prices, net sales were favorably impacted by higher shipments of primary aluminum due to an increase in the operating rate for Valco. The improvement in net sales from these factors was partially offset by: (i) lower shipments of alumina primarily due to the timing of shipments, (ii) lower shipments of flat-rolled products due to
Kaiser's exit from the can body stock product line and (iii) lower shipments of engineered products due to a softening in the ground transportation and distribution markets.

      Net sales for the year ended December 31, 1999, declined from 1998 due to an overall decrease in average realized prices and due to lower shipments of alumina and flat-rolled products. This decrease was somewhat offset by an increase in primary aluminum shipments. The decrease in average realized prices for alumina and primary aluminum was a result of a decline in market prices for primary aluminum. The decline in average realized prices for flat-rolled products and engineered products resulted primarily from a shift in product mix from aerospace products, which have a higher price and operating margin, to other products, and a reduction in prices resulting from reduced demand for heat treat products. The reduction in shipments of alumina reflected the net impact of the Gramercy incident on production. With respect to flat-rolled products shipments, the decline was due to reduced demand in 1999 for aerospace heat treat products offset, in small part, by increased shipments of general engineered products. The increase in primary aluminum shipments was the result of an increase in the operating rate for Valco.

      Operating Income (Loss)
      Operating income for the year ended December 31, 2000 included a net favorable impact from several non- recurring items totaling $41.9 million.
Operating income for the year ended December 31, 1999 included a net unfavorable impact from non-recurring items totaling $24.1 million. These items as well as the non-recurring items discussed below are described further in Note 2 to the
Consolidated Financial Statements. After excluding these items, operating income was $103.3 million for the year ended December 31, 2000 as compared to $1.1 million for the prior year. The increase in operating income, after excluding non-recurring items, was primarily due to the improvements in net sales for alumina and primary aluminum discussed above. Higher energy costs, however, had an unfavorable impact on operating income for 2000.

      Operating income for the year ended December 31, 1998 included total non-recurring charges of $105.0 million. After excluding non-recurring items, operating income declined from $201.5 million in 1998 to $1.1 million in 1999 primarily as a result of the decline in net sales discussed above. In addition,
1999 included $12.8 million associated with preparing and restarting potlines at
Valco and at the Washington smelters. In addition, 1998 included approximately
$29.0 million in mitigating compensation earned by Valco for potline curtailments.

      Income (Loss) Before Income Taxes and Minority Interests
      Income before income taxes and minority interests for the year ended
December 31, 2000, included non-recurring items totaling $(4.3) million in addition to the items included in operating income as discussed above. The loss before income taxes and minority interests for the year ended December 31, 1999, included non-recurring items totaling $49.1 million in addition to the items included in operating income as discussed above. After excluding these items as well as the non-recurring items included in operating income which were discussed above, the aluminum operations had a loss before income taxes and minority interest of $6.3 million in 2000 as compared to a loss of $109.0 million in 1999. This improvement is due to the increase in operating income discussed above.

      The loss before income taxes and minority interests for the year ended
December 31, 1998, included a net total benefit from non-recurring items of $3.5 million. After excluding these items as well as the non-recurring items included in operating income which were discussed above, the aluminum operations had a loss before income taxes and minority interest of $109.0 million in 1999 as compared to income of $91.5 million in 1998. This decline is due to the decrease in operating income discussed above.

   Forest Products Operations

      Industry Overview
      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      The Company's forest products operations are conducted by MGI, through
Pacific Lumber and Britt. MGI's business is somewhat seasonal, and its net sales have historically been higher in the months of April through November than in the months of December through March. Management expects that MGI's revenues and cash flows will continue to be seasonal. The following should be read in conjunction with the Company's Consolidated Financial Statements and the Notes
thereto appearing in Item 8.

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

      The following table presents selected operational and financial information for the years ended December 31, 2000, 1999 and 1998 for the
Company's forest products operations.

                                                                                        Years Ended December 31,
                                                                                     ------------------------------
                                                                                       2000      1999       1998
                                                                                     --------- ---------  ---------
                                                                                        (In millions of dollars,
                                                                                      except shipments and prices)
Shipments:
   Lumber: (1)
      Redwood upper grades.........................................................      15.8      24.6       41.9
      Redwood common grades........................................................     143.8     137.4      230.1
      Douglas-fir upper grades.....................................................      11.5      10.4        6.9
      Douglas-fir common grades....................................................      76.1      61.5       47.5
      Other........................................................................       5.9       8.7        7.0
                                                                                     --------- ---------  ---------
   Total lumber....................................................................     253.1     242.6      333.4
                                                                                     ========= =========  =========
   Wood chips (2)..................................................................     169.5     163.7      176.7
                                                                                     ========= =========  =========
Average sales price:
   Lumber: (3)
      Redwood upper grades.........................................................  $  1,798  $  1,531   $  1,478
      Redwood common grades........................................................       712       629        540
      Douglas-fir upper grades.....................................................     1,352     1,290      1,280
      Douglas-fir common grades....................................................       376       430        346
   Wood chips (4)..................................................................        67        77         70
Net sales:
   Lumber, net of discount.........................................................  $  175.3  $  165.3   $  211.6
   Wood chips......................................................................      11.3      12.5       12.3
   Cogeneration power(7)...........................................................       6.0       3.8        3.9
   Other...........................................................................       7.5       6.2        5.8
                                                                                     --------- ---------  ---------
      Total net sales .............................................................  $  200.1  $  187.8   $  233.6
                                                                                     ========= =========  =========
Operating income (loss)............................................................  $    7.6  $   (4.1)  $   40.9
                                                                                     ========= =========  =========
Operating cash flow (5)............................................................  $   27.3  $   12.9   $   63.4
                                                                                     ========= =========  =========
Income (loss) before income taxes and minority interests(6)........................  $   23.9  $  196.1   $  (24.7)
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
(6)   2000 results include a $60.0 million gain on the sale of the Owl Creek grove, and 1999 results include a $239.8 million gain on the sale of the
      Headwaters Timberlands.
(7)   As of December 31, 2000, the Company had receivables from Pacific Gas &
      Electric Company ("PG&E") of $2.2 million. PG&E is currently experiencing financial difficulties in connection with the power shortages in
      California, and therefore the collectibility of the receivables is uncertain. As of March 15, 2001, $0.9 million of this balance had been collected. Additional sales of power to PG&E have been made during the first quarter of 2001. As of March 15, 2001, the uncollected receivable balance attributable to sales made in 2000 and 2001 was $4.2 million.

      Net Sales
      Net sales for the year ended December 31, 2000, increased over the comparable prior year period primarily due to higher prices for redwood lumber and higher shipments of common grade redwood and Douglas-fir lumber. These improvements were offset in part by lower shipments of upper grade redwood lumber due to continuing reductions in the volume of old growth logs available for the production of lumber. The failure of government agencies to approve THPs in a timely manner continues to adversely affect log supply resulting in lower shipments and lower net sales. See "--Trends" below.

      Net sales declined from $233.6 million for the year ended December 31,
1998, to $187.8 million for the year ended December 31, 1999, primarily due to lower shipments of redwood lumber offset somewhat by higher shipments of
Douglas-fir lumber and higher lumber prices. The decrease in redwood lumber shipments is due to the reduction in the volume of logs available for the production of lumber products. A diminished supply of approved THPs reduced log supplies throughout 1999. Net sales for both 1999 and 1998 were also affected by the seasonal restrictions on Pacific Lumber's logging operations during wet weather and during the nesting seasons for both the northern spotted owl and the marbled murrelet.

      Operating Income (Loss)
      The forest products segment had operating income for the year ended
December 31, 2000, as compared to an operating loss for the comparable 1999 period, primarily due to the increase in net sales discussed above.

      The forest products segment had an operating loss for the year ended
December 31, 1999, as compared to operating income for the comparable 1998 period, primarily due to the decrease in net sales discussed above. Results for
1999 were also affected by higher costs and expenses due to higher logging costs as well as manufacturing inefficiencies resulting from production curtailments at the sawmills due to the lack of logs.

      Income (Loss) Before Income Taxes and Minority Interests
      Income before income taxes and minority interests for the year ended
December 31, 2000, decreased from the comparable prior year period principally due to the 1999 gain on the sale of the Headwaters Timberlands of $239.8 million
($142.1 million net of deferred taxes or $18.17 per share). Included in 2000 is a gain on the sale of the Owl Creek grove of $60.0 million ($35.6 million net of deferred taxes or $4.69 per share).

      Income before income taxes and minority interests for the year ended
December 31, 1999, increased as compared to the 1998 period, primarily due to the gain on the sale of the Headwaters Timberlands of $239.8 million offset by the operating loss discussed above. Income before income taxes and minority interests for the year ended December 31, 1999, also reflects interest income earned from investing the net proceeds from the sale of the Headwaters
Timberlands and higher earnings from marketable securities.

   Real Estate Operations

      Industry Overview
      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Puerto Rico,
Arizona and California.

                                                                                      Years Ended December 31,
                                                                                  ---------------------------------
                                                                                     2000       1999        1998
                                                                                  ----------  ---------  ----------
                                                                                      (In millions of dollars)

Net sales.......................................................................  $    47.2   $   52.0   $    58.6
Operating loss..................................................................       (7.8)      (5.2)          -
Income before income taxes and minority interests...............................       14.5       13.7        14.4

      Net Sales
      Net sales for the real estate segment include revenues from sales of developed lots, bulk acreage and real property associated with the Company's real estate developments and resort and other commercial operations conducted at these real estate developments.

      Net sales for the year ended December 31, 2000, decreased from the same prior year period primarily due to lower sales of real estate at the Company's
Palmas del Mar and Mirada development projects. Net sales decreased in 1999 from
1998 primarily due to lower revenues from real estate development projects at
Palmas del Mar.

      Operating Loss
      The operating loss increased for the year ended December 31, 2000, from the same period in 1999 primarily due to the write-down of certain receivables.
The real estate segment had an operating loss for 1999 as compared to breakeven operating income for 1998 primarily due to lower net sales from the Company's real estate development projects at Palmas del Mar discussed above.

      Income Before Income Taxes and  Minority Interests
      Income before income taxes and minority interests for the year ended
December 31, 2000, increased when compared to the same period in 1999 primarily due to the impact of an $11.3 million gain in 2000 on the sale of a water company in Arizona offset by the impact of a $7.4 million gain in 1999 from insurance recoveries discussed below.

      Income before income taxes and minority interests for 1999 decreased compared to 1998 primarily due to the operating loss in 1999. In addition, 1998 included gains on the sale of a portion of the Company's Waterwood development project and other asset sales in 1998, whereas 1999 included a $7.4 million gain associated with insurance recoveries from property damage resulting from the
1998 hurricane in Puerto Rico.

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

                                                                                       Years Ended December 31,
                                                                                   --------------------------------
                                                                                     2000       1999        1998
                                                                                   ---------  ---------  ----------
                                                                                       (In millions of dollars)

Net sales........................................................................  $   30.9   $   27.3   $    24.1
Operating income.................................................................       2.1        3.8         1.8
Income (loss) before income taxes and minority interests.........................       2.1        3.1        (1.0)

      Net Sales
      Net sales for the racing segment in the year ended December 31, 2000, were higher compared to the same period in 1999 due to the opening of Valley Race
Park. Net sales for the racing segment increased in 1999 from 1998 due to an increase in average daily attendance and an increase in wagering at facilities receiving the Sam Houston Race Park's simulcast signal.

      Operating Income
      Operating income for the racing segment decreased for the year ended
December 31, 2000, from the same period in 1999 due to increases in marketing-related expenses at Sam Houston Race Park and due to start-up expenses at Valley Race Park. Operating income for the racing segment increased for the year ended December 31, 1999, from the same period in 1998 due to the increase in net sales discussed above. Although costs and expenses increased with the higher attendance and the increase in live racing days, expenses as a percentage of net sales declined between the years.

      Income (Loss) Before Income Taxes and Minority Interests
      Income before income taxes and minority interests for this segment decreased for the year ended December 31, 2000, as compared to the year ended
December 31, 1999, primarily due to the decrease in operating income discussed above.

      Racing operations had income before income taxes and minority interests for 1999 as compared to a loss before income taxes and minority interests for
1998 primarily due to the increase in operating income discussed above and to lower interest expense as the percentage of bonds held by non-affiliates declined from 2.5% in 1998 to 0.5% in 1999.

   Other Items Not Directly Related to Industry Segments

                                                                                      Years Ended December 31,

                                                                                     2000       1999        1998
                                                                                  ----------  ---------  ----------
                                                                                      (In millions of dollars)

Operating loss..................................................................  $   (16.5)  $  (23.0)  $   (13.6)
Loss before income taxes and minority interests.................................      (11.5)     (34.4)      (25.3)

      Operating Loss
      The operating loss represents corporate general and administrative expenses that are not attributable to the Company's industry segments. Changes in the operating loss between 2000, 1999 and 1998 were due to: (i) accruals for certain legal contingencies, which were $6.6 million, $0.5 million and $3.0 million in 2000, 1999 and 1998, respectively (see Note 17 to the Consolidated
Financial Statements) and (ii) an $11.7 million non-cash charge in 1999 related to a bonus awarded in the form of restricted stock.

      Loss Before Income Taxes and Minority Interests
      The loss before income taxes and minority interests includes operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, that are not attributable to the Company's industry segments. The loss for 2000 decreased from 1999 due to a decrease in operating losses discussed above and an increase in earnings from marketable securities. The loss for 1999 increased from 1998 principally due to the higher operating losses described above, offset by higher earnings from marketable securities.

      Credit (Provision) for Income Taxes
      The Company's credit (provision) for income taxes differs from the federal statutory rate due principally to (i) revision of prior years' tax estimates and other changes in valuation allowances, (ii) percentage depletion, and (iii)
foreign, state and local taxes, net of related federal tax benefits. Revision of prior years' tax estimates includes amounts for the reversal of reserves which the Company no longer believes are necessary. The Company's credit (provision)
for income taxes for 2000, 1999 and 1998 reflects benefits of $0.2 million, $4.0 million and $11.5 million, respectively, for such reversals of reserves.

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

      Overview

      The Company conducts its operations primarily through its subsidiaries.
Creditors of subsidiaries of the Company have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the
Company. Certain of the Company's subsidiaries, principally Kaiser, MGHI, MGI,
Pacific Lumber and Scotia LLC, are restricted by their various debt instruments as to the amount of funds that can be paid in the form of dividends or loaned to affiliates. Kaiser and the Forest Products companies are highly leveraged and have significant debt service requirements. Notes 11 and 12 to the Consolidated
Financial Statements contain additional information concerning the Company's indebtedness, certain restrictive debt covenants and a discussion of material commitments and contingencies affecting Kaiser's liquidity and capital resources. "MAXXAM PARENT" is used in this section to refer to the Company on a stand-alone basis without its subsidiaries.

      The following table summarizes certain data related to financial condition and to investing and financing activities of the Company and its subsidiaries.

                                                 Forest Products
                                            ------------------------
                                            Scotia  Pacific  MGI and   Real                      MAXXAM
                                  Aluminum    LLC    Lumber   Other   Estate   Racing   MGHI     Parent    Total
                                 ---------- ------- -------- ------- --------- ------- ------- ---------- --------
                                                             (In millions of dollars)

DEBT AND CREDIT FACILITIES (NOT
   INCLUDING INTERCOMPANY NOTES)
Short-term borrowings and
   current maturities of
   long-term debt:
   December 31, 2000............ $    31.6  $ 16.4  $  37.1  $    -  $    2.1  $    -  $    -  $    13.4  $ 100.6
   December 31, 1999............       0.3    15.9      0.1       -      11.2       -       -       18.5     46.0

Long-term debt, excluding
   current maturities:
   December 31, 2000(1)(2)...... $   957.8  $767.2  $   0.6  $    -  $   38.2  $  0.2  $118.8  $       - $1,882.8
   December 31, 1999............     972.5   843.5      0.7       -      14.4     0.5   125.2          -  1,956.8

Revolving credit facilities:
   Facility amounts............. $   300.0  $ 62.0  $  60.0  $  2.5  $   23.6  $    -  $    -  $       -  $ 448.1
   December 31, 2000:
      Borrowings................      30.4       -     37.0       -       5.2       -       -          -     72.6
      Letters of credit.........      55.7       -     12.5       -       1.5       -       -          -     69.7
      Unused and available
        credit..................     155.3    62.0        -     2.5      11.0       -       -          -    230.8

CASH, CASH EQUIVALENTS,
   MARKETABLE SECURITIES AND
   OTHER INVESTMENTS
December 31, 2000:
   Current amounts restricted for
      debt service.............. $       -  $ 45.8  $     -  $    -  $    0.9  $    -  $    -  $       -  $  46.7
   Other current amounts........      23.4    68.6      0.2    61.7      18.7     9.0    54.3      115.2    351.1
                                 ---------- ------- -------- ------- --------- ------- ------- ---------- --------
                                      23.4   114.4      0.2    61.7      19.6     9.0    54.3      115.2    397.8
                                 ---------- ------- -------- ------- --------- ------- ------- ---------- --------

   Long-term amounts restricted
      for debt service(1)......          -    92.1        -       -       1.3       -       -          -     93.4
   Other long-term restricted
      amounts...................       0.1     2.5        -     2.0       8.3       -       -          -     12.9
                                 ---------- ------- -------- ------- --------- ------- ------- ---------- --------
                                       0.1    94.6        -     2.0       9.6       -       -          -    106.3
                                 ---------- ------- -------- ------- ----------------- ------- ---------- --------
                                 $    23.5  $209.0  $   0.2  $ 63.7  $   29.2  $  9.0  $ 54.3  $   115.2  $ 504.1
                                 ========== ======= ======== ======= ========= ======= ======= ========== ========

December 31, 1999:
   Current amounts restricted for
      debt service.............. $       -  $ 15.9  $     -  $    -  $    0.9  $    -  $    -  $       -  $  16.8
   Other current amounts........      21.2     1.3     27.5   179.9      23.5    10.2     9.0       44.6    317.2
                                 ---------- ------- -------- ------- --------- ------- ------- ---------- --------
                                      21.2    17.2     27.5   179.9      24.4    10.2     9.0       44.6    334.0
                                 ---------- ------- -------- ------- --------- ------- ------- ---------- --------
   Long-term amounts restricted
      for debt service(1).......         -   153.6        -       -         -       -       -          -    153.6
   Other long-term restricted
      amounts...................       0.1     3.3        -     2.0         -       -       -          -      5.4
                                 ---------- ------- -------- ------- --------- ------- ------- ---------- --------
                                       0.1   156.9        -     2.0         -       -       -          -    159.0
                                 ---------- ------- -------- ------- --------- ------- ------- ---------- --------
                                 $    21.3  $174.1  $  27.5  $181.9  $   24.4  $ 10.2  $  9.0  $    44.6  $ 493.0
                                 ========== ======= ======== ======= ========= ======= ======= ========== ========

------------------
Table and Notes continued on next page

                                                 Forest Products
                                            -------------------------
                                            Scotia  Pacific   MGI and   Real                      MAXXAM
                                  Aluminum    LLC   Lumber    Other    Estate   Racing   MGHI     Parent    Total
                                 ---------- ------- --------  ------- --------- ------- ------- ---------- --------
                                                             (In millions of dollars)

CHANGES IN CASH AND CASH
   EQUIVALENTS
Capital expenditures:
   December 31, 2000(4)......... $   261.9  $  8.2  $   4.1  $   1.7  $    6.9  $  4.5  $    -  $     1.0  $ 288.3
   December 31, 1999(4).........      68.4    19.2      2.6      1.3       3.1     0.6       -        0.6     95.8
   December 31, 1998............      77.6    16.6      4.2      0.4      22.2     0.9       -        0.2    122.1

Net proceeds from dispositions
   of property and investments:
   December 31, 2000(5)......... $   166.9  $ 67.0  $   0.3  $     -  $   18.0  $    -  $    -  $       -  $ 252.2
   December 31, 1999(5).........      74.8     0.3        -    298.0       2.0       -       -          -    375.1
   December 31, 1998............       6.7       -      6.5      0.1       9.8       -       -          -     23.1

Borrowings (repayments) of debt
   and credit facilities, net of
   financing costs:
   December 31, 2000(1)......... $    15.2  $(16.0) $  37.0  $     -  $   22.6  $ (0.3) $ (5.8) $    (5.2) $  47.5
   December 31, 1999(1).........       9.8    (9.0)    (0.1)    (4.7)     (1.8)   (1.2)      -          -     (7.0)
   December 31, 1998(3).........      (9.5)  488.9   (244.9)  (232.3)      3.0       -    (2.6)      16.0     18.6

Dividends and advances received
   (paid):
   December 31, 2000(6)......... $       -  $    -  $  23.7  $(132.1) $  (33.7) $    -  $ 63.4  $    78.7  $     -
   December 31, 1999............         -       -        -    (18.7)    (15.0)      -    18.7       15.0        -
   December 31, 1998(3).........         -  (532.8)   262.8    251.3      (7.7)      -    16.2       10.2        -

------------------
(1)  The decrease in MGHI's and Scotia LLC's long-term debt between December 31,
     1999, and December 31, 2000, was due primarily to repurchases of debt. With respect to Scotia LLC, such repurchases were made using proceeds from the
     SAR Account, resulting in a decrease in long-term cash restricted for debt service. In addition, Scotia LLC made principal payments on the Timber
     Notes of $15.9 million and $8.2 million during the years ended December 31,
     2000 and 1999, respectively. The increase in long-term debt for Real Estate between 1999 and 2000 is a result of a subsidiary of PDMPI issuing $30 million in bonds to finance certain golf and resort related activities.
(2)  In addition to the debt obligations shown here, Kaiser has guaranteed
     $101.5 million of debt of unconsolidated affiliates as of December 31,
     2000.
(3)  Scotia LLC issued the $867.2 million aggregate principal amount of Timber
     Notes on July 20, 1998. Proceeds from the offering of the Timber Notes were used primarily to prepay Scotia Pacific's 7.95% Timber Collateralized Notes due 2015 and to redeem the 10 1/2% Senior Notes due 2003 of Pacific Lumber, the 11 1/4% Senior Secured Notes due 2003 and the 12 1/4% Senior Secured
     Discount Notes due 2003 of MGI. On July 28, 1998, when the Timber Notes were issued, Scotia LLC paid a dividend of $526.1 million to Pacific
     Lumber, Pacific Lumber paid a dividend of $263.0 million to MGI, and MGI paid a dividend of $14.7 million to MGHI.
(4)  Aluminum: The capital expenditures in 2000 included $239.1 million spent with respect to rebuilding the Gramercy facility and $13.3 million spent with respect to the purchase of the non-working capital assets of the
     Chandler, Arizona, drawn tube aluminum fabricating operation. Scotia LLC:
     Included in capital expenditures for 2000 and 1999 is $1.1 million and
     $13.2 million, respectively, for timberland acquisitions. Racing: Capital expenditures for racing operations for the year ended December 31, 2000 include $2.4 million for the acquisition of Valley Race Park.
(5)  Kaiser net proceeds from dispositions of property and investments in 2000 includes $51.6 million for the Pleasanton office complex and $100.0 million related to Gramercy property damage insurance recoveries while 1999 is related to the sale of its 50% interest in AKW for $70.4 million. Net proceeds from dispositions of property and investments includes $67.0 million of proceeds in 2000 for Scotia LLC's sale of the Owl Creek grove and $299.9 million of gross proceeds in 1999 for Pacific Lumber's sale of the Headwaters Timberlands.
(6)  For the year ended December 31, 2000, $90.0 million of the dividends paid from MGI to MGHI were made using proceeds from the sale of the Headwaters
     Timberlands. MGHI in turn paid a $45.0 million dividend to MAXXAM Parent.
     With respect to real estate operations, $33.7 million of the dividends paid to MAXXAM Parent were made by Real Estate subsidiaries. In addition to cash generated by real estate sales, funds for making these dividends were provided by proceeds from the sale of a water utility company in Arizona and proceeds from a bond offering by a subsidiary of PDMPI.

   MAXXAM Parent

      MAXXAM Parent realized a substantial portion of its cash flows during 2000 from dividends and other distributions from subsidiaries in the forest products and real estate segments. The Company expects dividends and other distributions from subsidiaries in real estate segment during 2001 to be lower than 2000 but comparable to 1999 as a result of further sales at the Fountain Hills real estate development. As of December 31, 2000, MAXXAM Parent's other subsidiaries
(principally real estate) had an aggregate of nonrestricted cash and unused borrowing availability of approximately $20.3 million which could have been paid to the Company. With respect to MGHI, MAXXAM Parent does not expect to receive any dividends or distributions during 2001.

      MAXXAM Parent expects that its general and administrative costs, net of cost reimbursements from subsidiaries and excluding expenses related to legal contingencies, will range from $9.0 million to $11.0 million for the next year.
There can be no assurance, however, that MAXXAM Parent's cash requirements for its corporate general and administrative expenses will not increase.

      With respect to the OTS action, FDIC action and Kahn lawsuit which are described further in Item 3. "Legal Proceedings" and Note 17 to the Consolidated
Financial Statements, the OTS claims, among other things, that Mr. Hurwitz, the
Company and Federated, are jointly and severally liable to pay either $821.3 million in restitution or reimbursement of $362.6 million for alleged unjust enrichment. The OTS also claims that each should be required to pay $4.6 million in civil money penalties. In the FDIC action, the FDIC seeks, conditioned on the
OTS prevailing unspecified damages from Mr. Hurwitz relating to amounts the OTS does not collect from the Company and Federated with respect to their alleged obligations to maintain USAT's net worth. The Kahn lawsuit is a shareholder lawsuit brought in connection with the OTS and FDIC matters which challenges the
Company's advances of fees and expenses on behalf of Federated and certain of the Company's directors. The Company has concluded that it is unable to determine a reasonable estimate of the loss (or range of loss), if any, that could result from the OTS, FDIC and Kahn matters. Accordingly, it is impossible to assess the ultimate outcome of the foregoing matters or their potential impact on the Company's consolidated financial position, results of operations or liquidity.

      Although there are no restrictions on the Company's ability to pay dividends on its capital stock, the Company has not paid any dividends for a number of years and has no present intention to do so. The Company has stated
that, from time to time, it may purchase its Common Stock on national exchanges or in privately negotiated transactions. During the year, the Company purchased
509,400 shares of its common stock for $12.8 million.

      Kaiser has an effective shelf registration statement covering the offering of up to 10.0 million shares of Kaiser common stock owned by the Company.

      MAXXAM Parent believes that its existing resources, together with the cash available from subsidiaries and potential financing sources, will be sufficient to fund its working capital requirements for the next year. With respect to its long-term liquidity, MAXXAM Parent believes that its existing cash and cash resources, together with the cash proceeds from the sale of assets and distributions from its subsidiaries, should be sufficient to meet its working capital requirements. However, there can be no assurance that MAXXAM Parent's cash resources, together with the cash proceeds from the sale of assets, distributions from its subsidiaries and other sources of financing, will be sufficient for such purposes. Any adverse outcome of the OTS, FDIC and Kahn matters could materially adversely affect MAXXAM Parent's financial position, results of operations or liquidity.

      MGHI

      Subsequent to December 31, 2000, MGHI repurchased $15.7 million of the 12%
MGHI Senior Secured Notes ("MGHI NOTES") for $12.8 million. MGHI expects that interest payments on the remaining $103.2 million of MGHI Notes will be paid with its existing cash and dividends paid by MGI to MGHI. Dividends from MGI are expected to be at least $14.9 million per year based on the minimum levels provided for under the indenture for the MGHI Notes.

      MGHI believes that its existing resources, together with the cash available from subsidiaries, will be sufficient to fund its debt service and working capital requirements for the next year. With respect to its long-term liquidity, MGHI believes that its existing cash and cash resources, together with distributions from its subsidiaries, should be sufficient to meet its debt service and working capital requirements. However, there can be no assurance that this will be the case. Any adverse outcome of the regulatory and environmental matters described under "--Trends" below could materially adversely affect cash available from subsidiaries and therefore MGHI's financial position, results of operations or liquidity.

   Aluminum Operations

      The increase in cash flows from operating activities between 2000 and 1999 was due primarily to the impact of the improved operating results in 2000, driven primarily by the net proceeds received from power sales of approximately
$119.8 million, and a decline in inventories of approximately $125.8 million, offset in part by an increase in receivables of approximately $168.8 million.
The decrease in inventories was primarily due to improved inventory management and the exit from the can body product line at the flat-rolled products business unit. The increase in receivables was primarily due to power sale proceeds that were received in the first quarter of 2001 and Gramercy-related items. The decrease in cash flows from operating activities between 1999 and 1998 was due primarily to the impact of 1999 results, excluding non-cash charges, and an increased investment in working capital (excluding cash).

      Kaiser uses the KACC Credit Agreement to provide short-term liquidity requirements and for letters of credit to support operations. As of February 28,
2001, there were $94.0 million of borrowings outstanding under the KACC Credit
Agreement and remaining availability of approximately $120.0 million. However, proceeds of approximately $130.0 million related to 2001 power sales are expected to be received at or near March 30, 2001, and an additional $130.0 million of power proceeds will be received periodically through October 2001 with respect to other power sales made during the first quarter of 2001. The
KACC Credit Agreement expires in August 2001. It is Kaiser's intent to extend or replace the KACC Credit Agreement prior to its expiration. However, in order for the KACC Credit Agreement to be extended, on a short-term basis, beyond August
2001, Kaiser will have to have a plan to retire and/or refinance the $225.0 million of KACC 9 7/8% Senior Notes, due February 2002 (the "KACC 9 7/8% SENIOR
NOTES"). For the KACC Credit Agreement to be extended past February 2003, both the KACC 9 7/8% Senior Notes and the $400.0 million of 12 3/4% KACC Senior
Subordinated Notes, due February 2003, will have to be retired and/or refinanced. As of February 28, 2001, Kaiser had received approval from the KACC
Credit Agreement lenders to purchase up to $50.0 million of the KACC 9 7/8%
Senior Notes. As of February 28, 2001, Kaiser had purchased approximately $1.0 million of the KACC 9 7/8% Senior Notes.

      In addition to the shelf registration covering 10.0 million shares of
Kaiser's common stock owned by the Company discussed above (the proceeds of which sale would be paid to the Company rather than Kaiser), Kaiser has an effective shelf registration statement covering the offering from time to time of up to $150.0 million of equity securities.

      Total consolidated capital expenditures, excluding the expenditures in
2001 to finish rebuilding the Gramercy, Louisiana, facility, are expected to be between $60.0 and $80.0 million per year in each of 2001 and 2002 (of which approximately 15% is expected to be funded by minority partners in certain foreign joint ventures). Kaiser's management continues to evaluate numerous projects, all of which would require substantial capital, both in the United
States and overseas. The level of capital expenditures may be adjusted from time to time depending on Kaiser's price outlook for primary aluminum and other products, Kaiser's ability to assure future cash flows through hedging or other means, Kaiser's financial position and other factors.

      In addition to being impacted by power sales and normal operating variables, Kaiser's near-term liquidity will be, as more fully discussed below, affected by, among other things, the Gramercy incident, the amount of net payments for asbestos liabilities, and possible proceeds from asset dispositions.

      Kaiser will continue to incur business interruption costs and capital spending until all construction activity at the Gramercy facility is completed and full production is restored. As more fully discussed in Note 3 to the
Consolidated Financial Statements, unless Kaiser is successful in its arbitration process against its insurers, it will have to fund all of the remaining Gramercy related capital expenditures as well as any incremental costs or losses incurred at Gramercy. It is believed that such amounts will total between $100.0 million and $150.0 million depending on, among other things, the ultimate cost of the rebuild, the elapsed time of the rebuild and the amount of start-up costs and inefficiencies. Kaiser now believes that the total cost of the rebuild will be between $300.0 million and $325.0 million.

      Kaiser is also a defendant in a number of asbestos-related lawsuits that generally relate to products Kaiser has not sold for more than 20 years. Based on past experience and reasonably anticipated future activity, Kaiser has established a $492.4 million accrual at December 31, 2000, for estimated asbestos-related costs for claims filed and estimated to be filed through 2010, before consideration of insurance recoveries. However, Kaiser believes that substantial recoveries from insurance carriers are probable. Accordingly, Kaiser has recorded an estimated aggregate insurance recovery of $406.3 million
(determined on the same basis as the asbestos-related cost accrual) at December
31, 2000. During the year ended December 31, 2000, Kaiser paid $99.5 million of asbestos-related settlement and defense costs and received insurance reimbursements of $62.8 million for asbestos-related matters. Kaiser's 2001 and
2002 cash payments, prior to insurance recoveries, for asbestos-related costs are estimated to be between $110.0 million and $135.0 million per year. While
Kaiser believes it will recover a substantial portion of its asbestos payments through insurance, insurance reimbursements have historically lagged Kaiser's payments. Delays in receiving future insurance repayments would have an adverse impact on Kaiser's liquidity. Although Kaiser has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements, and disputes with certain carriers exist. The timing and amount of future recoveries from these carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies that may arise. During 2000,
Kaiser filed suit against a group of its insurers after negotiations with certain of the insurers regarding an agreement covering both reimbursement amounts and the timing of reimbursement payments were unsuccessful. The litigation is intended, among other things, to: (i) ensure that the insurers provide Kaiser with timely and appropriate reimbursement payments for asbestos-related settlements and related legal costs incurred; and (ii) to resolve certain issues between the parties with respect to how specific provisions of the applicable insurance policies are to be applied. Given the significance of expected asbestos-related payments in 2001 and 2002 based on settlement agreements in place at December 31, 2000, the receipt of timely and appropriate reimbursements from such insurers is critical to Kaiser's liquidity.
The court is not expected to hear the case until late 2001 or 2002. Kaiser is continuing to receive cash payments from the insurers.

      Kaiser is considering the possible sale of part or all of its interests in certain operating assets. The contemplated transactions are in various stages of development. Kaiser expects that at least one operating asset will be sold.
Kaiser has multiple transactions under way. It is unlikely, however, that it will consummate all of the transactions under consideration. Further, there can be no assurance as to the likelihood, timing or terms of such sales. Kaiser would expect to use the proceeds from any such sales for debt reduction, capital spending or a combination thereof.

      Kaiser's management believes that Kaiser's existing cash resources, together with cash flows from operations, power sales and anticipated asset dispositions, as well as borrowings under the KACC Credit Agreement, will be sufficient to satisfy its working capital and capital expenditure requirements for the next year. However, no assurance can be given that existing cash sources will be sufficient to meet Kaiser's short-term liquidity requirements or that additional sources of cash will not be required.

      Kaiser's ability to make payments on and to refinance its debt on a long-term basis depends on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond Kaiser's control. With respect to long-term liquidity, Kaiser's management believes that operating cash flow, together with the ability to obtain both short and long-term financing, should provide sufficient funds to meet its working capital and capital expenditure requirements. However, no assurance can be given that Kaiser will be able to refinance its debt on acceptable terms.

      Environmental, Labor and Other Contingencies
      Kaiser is subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals of $46.1 million at December 31, 2000. However, Kaiser believes that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could range, in the aggregate, up to an estimated $35.0 million.

      In connection with the USWA strike and subsequent lock-out by Kaiser which was settled in September 2000, certain allegations of unfair labor practices have been filed with the NLRB by the USWA. A trial before an administrative law judge for the two remaining allegations commenced in November 2000 and is continuing. Kaiser is unable to estimate when the trial will be completed. Any outcome from the trial would be subject to additional appeals by the general counsel of the NLRB, the USWA or Kaiser. This process could take months or years. If these proceedings eventually resulted in a final ruling against
Kaiser with respect to either allegation, it could be obligated to provide back pay to USWA members at the five plants and such amount could be significant.

      See Note 17 to the Consolidated Financial Statements for a more detailed discussion of these contingencies and the factors affecting Kaiser's beliefs.

      While uncertainties are inherent in the final outcome of these matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that ultimately may be received, Kaiser's management believes that the resolution of these uncertainties and the incurrence of related costs, net of any related insurance recoveries, should not have a material adverse effect on its consolidated financial position, results of operations, or liquidity. However, amounts paid, if any, in satisfaction of these matters could be significant to the results of the period in which they are recorded.

   Forest Products Operations

      Substantially all of MGI's consolidated assets are owned by Pacific
Lumber, and a significant portion of Pacific Lumber's consolidated assets are owned by Scotia LLC. The holders of the Timber Notes have priority over the claims of creditors of Pacific Lumber with respect to the assets and cash flows of Scotia LLC. In the event Scotia LLC's cash flows are not sufficient to generate distributable funds to Pacific Lumber, Pacific Lumber would effectively be precluded from distributing funds to MGI and MGI in turn to MGHI.

      Proceeds from the sale of Owl Creek in December 2000 significantly improved the liquidity of MGI and its subsidiaries. Excluding such proceeds, MGI and its subsidiaries did not generate cash flows from operations in 2000 due principally to expenditures for certain working capital items and the need to fund losses. With respect to changes in working capital, $15.5 million of the decrease in cash and marketable securities was a result of the following items:
an increase in inventories as the Company is rebuilding its lumber and log inventory levels and an increase in prepaid expenses primarily related to THP preparation costs.

      Scotia LLC has an agreement with a group of banks which allows it to borrow up to one year's interest on the Timber Notes (the "Scotia LLC Line of
Credit"). This facility expires on July 15, 2001, but it is expected to be renewed annually, subject to approval of the bank group. Pacific Lumber's revolving credit agreement (the "PACIFIC LUMBER CREDIT AGREEMENT"), a senior secured credit facility, expires on October 31, 2001, but it is expected to be renewed.

      On the January 22, 2001, note payment date for the Timber Notes, Scotia
LLC had $40.8 million set aside in the note payment account to pay the $31.0 million of interest due as well as $9.8 million of principal. Scotia LLC repaid an additional $3.3 million of principal on the Timber Notes using funds held in the SAR Account, resulting in a total principal payment of $13.1 million, an amount equal to Scheduled Amortization. In addition, Scotia LLC made a distribution to Pacific Lumber of $73.1 million, $63.9 million of which was made using funds from the sale of the Owl Creek grove and $9.2 million of which was made using excess funds released from the SAR Account.

      Capital expenditures were made during the past three years to improve production efficiency, reduce operating costs and acquire additional timberlands. Capital expenditures, excluding expenditures for timberlands, are estimated to be between $10.0 million and $13.0 million per year for the 2001 -
2003 period. Pacific Lumber and Scotia LLC may purchase additional timberlands from time to time as appropriate opportunities arise.

      MGI and its subsidiaries anticipate that existing cash, cash equivalents, marketable securities, funds available from the SAR Account and available sources of financing will be sufficient to fund their working capital, debt service and capital expenditure requirements for the next year. With respect to their long-term liquidity, although MGI and its subsidiaries believe that their existing cash and cash equivalents should provide sufficient funds to meet their debt service and working capital requirements until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from Scotia LLC, there can be no assurance that this will be the case. Furthermore, due to its highly leveraged condition, MGI is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see "--Trends" below and
Note 17 to the Consolidated Financial Statements), increased competition from other lumber producers or alternative building products and general economic conditions.

   Real Estate Operations

      Capital expenditures are expected to be approximately $6.5 million in
2001. The Company expects that these expenditures will be funded by existing cash and available credit facilities.

      PDMPI and its subsidiaries, which own the Company's Puerto Rican real estate operations, required advances to fund their operations and capital expenditures in 1999 and 1998. In 2000, funds from financing activities more than offset funds required for operations and capital expenditures. Cash flows from the Company's other real estate subsidiaries have exceeded PDMPI's requirements for additional funds. Although PDMPI and its subsidiaries may require advances in the future, the Company believes that the existing cash and credit facilities of its real estate subsidiaries are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the
Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing and joint venture partners should provide sufficient funds to meet their working capital and capital expenditure requirements.

   Racing Operations

      At December 31, 2000, all of the $62.0 million in SHRP Notes outstanding were owned by affiliates. Capital expenditures and investments in new ventures are expected to be approximately $2.5 million in 2001.

      With respect to long-term liquidity, SHRP, Ltd's management expects that, excluding amounts due to affiliates, SHRP, Ltd. will generate cash flows from operations.

Trends

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      Regulatory and environmental matters play a significant role in the
Company's forest products operations. See Item 1. "Business - Forest Products
Operations - Regulatory and Environmental Matters" and Note 17 to the
Consolidated Financial Statements for a discussion of these matters. Regulatory compliance and related litigation have increased the cost of logging operations, and Pacific Lumber has also been adversely affected by a lack of available logs as a result of a severely diminished supply of available THPs, resulting in delayed or reduced harvest and in lower shipments of lumber and lower net sales.

      With the consummation of the Headwaters Agreement, Pacific Lumber has completed its work in connection with preparation of the Environmental Plans;
however, significant additional work continues to be required in connection with their implementation. As a result of the implementation process, 1999 was a transition period for Pacific Lumber with respect to the filing and approval of its THPs. The transition period continued into 2000 and is expected to continue into 2001. Although the rate of submissions and approvals of THPs during 2000 is higher than that for 1999, monthly submissions and approvals continue to be slower than Pacific Lumber's expectations and slower than Pacific Lumber had experienced prior to 1998, principally because government agencies have failed to approve THPs in a timely manner. Nevertheless, Pacific Lumber anticipates that after a transition period, the implementation of the Environmental Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

      There can be no assurance that Pacific Lumber will not continue to experience difficulties in receiving approvals of its THPs similar to those it has been experiencing. Furthermore, there can be no assurance that certain pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, or adverse weather conditions, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Item 3. "Legal
Proceedings" and Note 17 to the Consolidated Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

Accounting Pronouncements

      See Note 1 to the Consolidated Financial Statements for a discussion of
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities" and Statement of Financial Accounting
Standards No. 138, "Accounting for Certain Derivative Instruments and Certain
Hedging Activities-An Amendment of FASB Statement No. 133" which the Company implemented on January 1, 2001.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

      The following disclosures are before consideration of any impacts resulting from the application of SFAS No. 133 beginning January 1, 2001. See
Note 1 to the Consolidated Financial Statements for a discussion of the impacts of SFAS No. 133.

      Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Notes 1 and 18 to the Consolidated Financial Statements, Kaiser
utilizes hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes in its production process and to mitigate its exposure to changes in foreign currency exchange rates. The following sets forth the impact on future earnings of adverse market changes related to Kaiser's hedging positions with respect to commodity, foreign exchange and energy contracts described more fully in Note 18 to the
Consolidated Financial Statements.

      Alumina and Primary Aluminum
      Alumina and primary aluminum production in excess of internal requirements is sold in domestic and international markets, exposing Kaiser to commodity price opportunities and risks. Kaiser's hedging transactions are intended to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. On average, before consideration of hedging activities, any fixed price contracts with fabricated aluminum products customers, variations in production and shipment levels, and timing issues related to price changes, Kaiser estimates that each $.01 increase (decrease) in the market price per price-equivalent pound of primary aluminum increases
(decreases) Kaiser's annual pre-tax earnings by approximately $10.0 million to
$15.0 million, based on recent fluctuations in operating levels.

      Based on the average December 31, 2000, LME cash price for primary aluminum of approximately $.71 per pound, Kaiser estimates that there would be no material net aggregate pre-tax impact on operating income from its hedging positions and fixed price customer contracts during the period from 2001 through
2003. Kaiser estimates that a hypothetical $.10 increase from the above stated
December 2000 price would result in a net aggregate pre-tax decrease in operating income of approximately $75.0 million being realized during the period from 2001 through 2003 from its hedging positions and fixed price customer contracts. Conversely, Kaiser estimates that a hypothetical $.10 decrease from the above stated December 2000 price level would result in an aggregate pre-tax increase in operating income of approximately $130.0 million being realized during the period from 2001 through 2003 from Kaiser's hedging positions and fixed price customer contracts. Both of the foregoing hypothetical amounts are versus what Kaiser's results would have been without the derivative commodity contracts and fixed price customer contracts discussed above. It should be noted, however, that, since the hedging positions and fixed price customer contracts lock-in a specified price or range of prices, increases and decreases in earnings attributable to Kaiser's hedging positions or fixed price customer contracts are significantly offset by a decrease or increase in the proceeds to be realized on the underlying physical transactions.

      As stated in Note 18 to the Consolidated Financial Statements, Kaiser has
certain hedging positions which do not qualify for treatment as a "hedge" under current accounting guidelines and thus must be marked-to-market each period.
Fluctuations in forward market prices for primary aluminum would likely result in additional earnings volatility as a result of these positions. Kaiser estimates that a hypothetical $.10 change in spot market prices from the
December 31, 2000, LME cash price of $.71 per pound would, depending on the shape of the forward curve, result in additional aggregate mark-to-market impacts of between $10.0 million and $30.0 million during any period through
2003.

      In addition to having an impact on Kaiser's earnings, a hypothetical
$.10-per-pound change in primary aluminum prices would also impact Kaiser's cash flows and liquidity through changes in possible margin advance requirements. At
December 31, 2000, Kaiser had made margin advances of $5.1 million and had posted letters of credit totaling $5.0 million in lieu of paying margin advances. Increases in primary aluminum prices subsequent to December 31, 2000, could result in Kaiser having to make additional margin advances or post additional letters of credit and such amounts could be significant. If primary aluminum prices increased by $.10 per pound (from the year-end 2000 price) by
March 31, 2001 and the forward curve were as described above, it is estimated that Kaiser could be required to make additional margin advances in the range of
$50.0 million to $100.0 million.

      Foreign Currency
      Kaiser enters into forward exchange contracts to hedge material cash commitments for foreign currencies. Kaiser's primary foreign exchange exposure is related to its Australian dollar ("A$") commitments in respect of activities associated with its 28.3%-owned affiliate, QAL. Kaiser estimates that, before consideration of any hedging activities, a US $0.01 increase (decrease) in the value of the A$ results in an approximate $1.0 million to $2.0 million
(decrease) increase in Kaiser's annual pre-tax operating income.

      Kaiser's foreign currency hedges would have no net aggregate pre-tax impact on Kaiser's operating results for the period from 2001 through 2005 at the December 31, 2000, US$ to A$ exchange rate of $.55. Kaiser estimates that a hypothetical 10% reduction in the A$ exchange rate would result in Kaiser recognizing a net aggregate pre-tax cost of approximately $10.0 million for the period from 2001 through 2005 from its foreign currency hedging positions.
Conversely, Kaiser estimates that a hypothetical 10% increase in the A$ exchange rate (from $.55) would result in Kaiser realizing a net pre-tax aggregate benefit of approximately $20.0 million. These hypothetical impacts are versus what Kaiser's results would have been without Kaiser's derivative foreign currency contracts. It should be noted, however, that since the hedging positions lock-in specified rates, increases or decreases in earnings attributable to currency hedging instruments would be offset by a corresponding decrease or increase in the value of the hedged commitments.

      Energy
      Kaiser is exposed to energy price risk from fluctuating prices for fuel oil, diesel oil and natural gas consumed in the production process. Kaiser estimates that each $1.00 change in natural gas prices (per mcf) impacts
Kaiser's pre-tax operating results by approximately $20.0 million. Further,
Kaiser estimates that each $1.00 change in fuel oil prices (per barrel) impacts
Kaiser's pre-tax operating results by approximately $3.0 million. Kaiser from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of
December 31, 2000, Kaiser held option and swap contracts hedging a substantial majority of its first quarter 2001 natural gas requirements. Kaiser expects to realize a pre-tax benefit of approximately $10.0 million in the first quarter of
2001 associated with these hedging positions. However, it should be noted that these benefits will be offset by the higher than normal gas prices on the physical gas deliveries received during the first quarter of 2001.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MAXXAM Inc.:

We have audited the accompanying consolidated balance sheets of MAXXAM Inc. (a
Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit)
and cash flows for each of the three years in the period ended December 31,
2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAXXAM Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item
14(a)(2) of this Form 10-K is presented for purposes of complying with the
Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 27, 2001

                          MAXXAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (In millions of dollars, except share information)

                                                                                                 December 31,
                                                                                            -----------------------
                                                                                               2000        1999
                                                                                            ----------- -----------
Assets
Current assets:
   Cash and cash equivalents............................................................... $    353.2  $    275.7
   Marketable securities...................................................................       44.6        58.3
   Receivables:
      Trade, net of allowance for doubtful accounts of $6.4 and $6.0, respectively.........      202.3       169.4
      Other................................................................................      251.6       116.0
   Inventories.............................................................................      451.3       590.7
   Prepaid expenses and other current assets...............................................      203.1       192.7
                                                                                            ----------- -----------
        Total current assets...............................................................    1,506.1     1,402.8
Property, plant and equipment, net of accumulated depreciation of $1,033.0 and
      $977.9, respectively.................................................................    1,331.3     1,222.2
Timber and timberlands, net of accumulated depletion of $183.8 and $180.6,
   respectively............................................................................      244.3       254.1
Investments in and advances to unconsolidated affiliates...................................       85.5       112.6
Deferred income taxes......................................................................      553.1       549.1
Restricted cash, marketable securities and other investments...............................      106.3       159.0
Long-term receivables and other assets.....................................................      677.4       693.3
                                                                                            ----------- -----------
                                                                                            $  4,504.0  $  4,393.1
                                                                                            =========== ===========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable........................................................................ $    248.7  $    243.1
   Accrued interest........................................................................       70.1        72.4
   Accrued compensation and related benefits...............................................      180.8       124.8
   Other accrued liabilities...............................................................      313.5       194.7
   Payable to affiliates...................................................................       78.3        85.8
   Short-term borrowings and current maturities of long-term debt..........................      100.6        46.0
                                                                                            ----------- -----------
        Total current liabilities..........................................................      992.0       766.8
Long-term debt, less current maturities....................................................    1,882.8     1,956.8
Accrued postretirement medical benefits....................................................      667.4       688.9
Other noncurrent liabilities...............................................................      779.9       810.1
                                                                                            ----------- -----------
        Total liabilities..................................................................    4,322.1     4,222.6
                                                                                            ----------- -----------
Commitments and contingencies
Minority interests.........................................................................      132.8       142.7
Stockholders' equity:
   Preferred stock, $0.50 par value; 12,500,000 shares authorized; Class A $0.05
      Non-Cumulative Participating Convertible Preferred Stock; 669,355 shares issued......        0.3         0.3
   Common stock, $0.50 par value; 28,000,000 shares authorized;
      10,063,359 shares issued.............................................................        5.0         5.0
   Additional capital......................................................................      225.3       225.3
   Accumulated deficit.....................................................................      (68.2)     (102.1)
   Accumulated other comprehensive loss....................................................       (0.5)       (0.7)
    Treasury stock, at cost (shares held:  preferred - 845; common - 3,315,008
      and 2,805,608, respectively).........................................................     (112.8)     (100.0)
                                                                                            ----------- -----------
        Total stockholders' equity.........................................................       49.1        27.8
                                                                                            ----------- -----------
                                                                                            $  4,504.0  $  4,393.1
                                                                                            =========== ===========

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
               (In millions of dollars, except share information)

                                                                                    Years Ended December 31,
                                                                             --------------------------------------
                                                                                2000         1999          1998
                                                                             -----------  -----------  ------------
Net sales:
   Aluminum................................................................  $  2,169.8   $  2,083.6   $   2,302.4
   Forest products.........................................................       200.1        187.8         233.6
   Real estate.............................................................        47.2         52.0          58.6
   Racing..................................................................        30.9         27.3          24.1
                                                                             -----------  -----------  ------------
                                                                                2,448.0      2,350.7       2,618.7
                                                                             -----------  -----------  ------------
Cost and expenses:
   Cost of sales and operations:
      Aluminum.............................................................     1,798.3      1,898.5       1,952.2
      Forest products......................................................       157.4        159.5         155.3
      Real estate..........................................................        24.1         29.7          33.5
      Racing...............................................................        19.5         15.9          15.7
   Selling, general and administrative expenses............................       168.7        170.4         171.0
   Impairment of assets....................................................        51.2         19.8          45.0
   Depreciation, depletion and amortization................................        98.2        108.4         120.4
                                                                             -----------  -----------  ------------
                                                                                2,317.4      2,402.2       2,493.1
                                                                             -----------  -----------  ------------

Operating income (loss)....................................................       130.6        (51.5)        125.6

Other income (expense):
   Gains on sales of timberlands...........................................        60.0        239.8             -
   Gain on involuntary conversion at Gramercy facility.....................           -         85.0             -
   Investment, interest and other income (expense), net....................        62.7         18.3          36.3
   Interest expense........................................................      (185.9)      (190.1)       (201.3)
   Amortization of deferred financing costs................................        (7.1)        (7.0)         (7.2)
                                                                             -----------  -----------  ------------
Income (loss) before income taxes and minority interests ..................        60.3         94.5         (46.6)
Credit (provision) for income taxes........................................       (27.1)       (43.7)         32.1
Minority interests.........................................................        (3.2)        22.8          (0.2)
                                                                             -----------  -----------  ------------
Income (loss) before extraordinary items...................................        30.0         73.6         (14.7)
Extraordinary items:
   Loss on early extinguishment of debt, net of income tax benefit
        of $22.9...........................................................           -            -         (42.5)
   Gains on repurchases of debt, net of income tax provision of $2.4.......         3.9            -             -
                                                                             -----------  -----------  ------------
Net income (loss)..........................................................  $     33.9   $     73.6   $     (57.2)
                                                                             ===========  ===========  ============

Basic earnings (loss) per common share:
   Income (loss) before extraordinary items................................  $     4.34   $    10.49   $     (2.10)
   Extraordinary items.....................................................        0.57            -         (6.07)
                                                                             -----------  -----------  ------------
   Net income (loss).......................................................  $     4.91   $    10.49   $     (8.17)
                                                                             ===========  ===========  ============

Diluted earnings (loss) per common and common equivalent share:
   Income (loss) before extraordinary items................................  $     3.95   $     9.49   $     (2.10)
   Extraordinary items.....................................................        0.52            -         (6.07)
                                                                             -----------  -----------  ------------
   Net income (loss).......................................................  $     4.47   $     9.49   $     (8.17)
                                                                             ===========  ===========  ============

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   (In millions, except per share information)

                                                                                   Accumu-
                                                                                   lated
                                                Common Stock                       Other
                                              -----------------                    Compre-                      Compre-
                                   Preferred                     Addi-    Accumu-  hensive                      hensive
                                     Stock                       tional    lated   Income   Treasury            Income
                                  ($.50 Par)  Shares ($.50 Par) Capital   Deficit  (Loss)     Stock    Total    (Loss)
                                  ---------- ------- ---------- -------- --------- -------- --------- --------  -------

Balance, December 31, 1997....... $     0.3     7.0  $     5.0  $ 222.8  $ (118.5) $  (3.3) $ (109.2) $  (2.9)
   Net loss......................         -       -          -        -     (57.2)       -         -    (57.2)  $(57.2)
   Reduction of pension
      liability..................         -       -          -        -         -      3.3         -      3.3      3.3
                                                                                                                -------
   Comprehensive loss............                                                                               $(53.9)
                                  ---------- ------- ---------  -------- --------- -------- --------- --------  =======

Balance, December 31, 1998.......       0.3     7.0        5.0    222.8    (175.7)       -    (109.2)   (56.8)
   Net income....................         -       -          -        -      73.6        -         -     73.6   $ 73.6
   Increase in pension
      liability..................         -       -          -        -         -     (0.7)        -     (0.7)    (0.7)
                                                                                                                -------
   Comprehensive income..........                                                                               $ 72.9
                                                                                                                =======
   Treasury stock issuances......         -       -          -      2.5         -        -       9.2     11.7
                                  ---------- ------- ---------  -------- --------- -------- --------- --------

Balance, December 31, 1999.......       0.3     7.0        5.0    225.3    (102.1)    (0.7)   (100.0)    27.8
   Net income....................         -       -          -        -      33.9        -         -     33.9   $ 33.9
   Increase in pension liability.         -       -          -        -         -     (0.4)        -     (0.4)    (0.4)
   Change in value of available-
      for-sale investments.......         -       -          -        -         -      0.6         -      0.6      0.6
                                                                                                                -------
   Comprehensive income..........                                                                               $ 34.1
                                                                                                                =======
   Treasury stock purchases......         -       -          -        -         -        -     (12.8)   (12.8)
                                  ---------- ------- ---------  -------- --------- -------- --------- --------
Balance, December 31, 2000....... $     0.3     7.0    $   5.0   $225.3  $  (68.2) $  (0.5) $ (112.8) $  49.1
                                  ========== ======= =========  ======== ========= ======== ========= ========

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In millions of dollars)

                                                                                         Years Ended December 31,
                                                                                       ----------------------------
                                                                                         2000      1999      1998
                                                                                       --------  --------  --------
Cash flows from operating activities:
   Net income (loss).................................................................. $  33.9   $  73.6   $ (57.2)
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
      Depreciation, depletion and amortization........................................    98.2     108.4     120.4
      Non-cash impairments - aluminum operations......................................    63.2      19.8      45.0
      Extraordinary loss (gains) on early extinguishments (repurchases) of debt, net..    (3.9)        -      42.5
      Stock-based compensation expense................................................       -      11.7         -
      Net gains on marketable securities..............................................   (27.9)    (18.2)     (8.6)
      Gains on sales of timberlands...................................................   (60.0)   (239.8)        -
      Gain on involuntary conversion at Gramercy facility.............................       -     (85.0)        -
      Net gains on other asset dispositions...........................................   (51.9)    (45.3)        -
      Minority interests..............................................................     3.2     (22.8)      0.2
      Amortization of deferred financing costs and discounts on long-term debt........     7.1       7.3      17.9
      Equity in (earnings) loss of unconsolidated affiliates, net of dividends received   18.7      (4.6)     (0.5)
      Increase (decrease) in cash resulting from changes in:
        Receivables...................................................................  (167.5)     24.4      70.1
        Inventories...................................................................   113.7      (4.7)     38.7
        Prepaid expenses and other assets.............................................    18.2     (60.4)     24.3
        Accounts payable..............................................................   (29.1)     59.9      (4.7)
        Accrued and deferred income taxes.............................................     5.3      19.7     (23.9)
        Payable to affiliates and other accrued liabilities...........................    66.9      16.8     (47.4)
        Accrued interest..............................................................    (2.3)        -       4.0
        Long-term assets and long-term liabilities....................................   (66.0)     20.7     (53.7)
      Other...........................................................................    19.0      (6.6)      4.3
                                                                                       --------  --------  --------
        Net cash provided by (used for) operating activities..........................    38.8    (125.1)    171.4
                                                                                       --------  --------  --------
Cash flows from investing activities:
   Net proceeds from dispositions of property and investments.........................   252.2     375.1      23.1
   Net sales (purchases) of marketable securities.....................................    42.0      (4.8)     73.8
   Capital expenditures, net of accounts payable of $34.6 in 2000.....................  (288.3)    (95.8)   (122.1)
   Restricted cash withdrawals used to acquire timberlands............................     0.8      12.9       8.9
   Investments in subsidiaries and joint ventures.....................................    (2.6)        -     (10.6)
   Other..............................................................................     2.7      (3.3)      2.9
                                                                                       --------  --------  --------
        Net cash provided by (used for) investing activities..........................     6.8     284.1     (24.0)
                                                                                       --------  --------  --------
Cash flows from financing activities:
   Proceeds from issuances of long-term debt..........................................    32.4       2.9     875.5
   Premiums for early retirement of debt..............................................       -         -     (45.5)
   Redemptions, repurchases of and principal payments on long-term debt...............   (44.6)    (19.6)   (804.0)
   Net borrowings under revolving and short-term credit facilities....................    62.2      10.4      16.0
   Restricted cash withdrawals (deposits), net........................................     0.2    (170.3)      7.3
   Treasury stock repurchases.........................................................   (12.8)        -     (35.1)
   Incurrence of deferred financing costs.............................................    (2.5)     (0.7)    (23.4)
   Other..............................................................................    (3.0)     (0.2)     (8.6)
                                                                                       --------  --------  --------
        Net cash provided by (used for) financing activities..........................    31.9    (177.5)    (17.8)
                                                                                       --------  --------  --------
Net increase (decrease) in cash and cash equivalents..................................    77.5     (18.5)    129.6
Cash and cash equivalents at beginning of year........................................   275.7     294.2     164.6
                                                                                       --------  --------  --------
Cash and cash equivalents at end of year.............................................. $ 353.2   $ 275.7   $ 294.2
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

-     Aluminum, through its majority owned subsidiary, Kaiser Aluminum
      Corporation ("KAISER", 63% owned as of December 31, 2000), an aluminum producer.  Kaiser, through its wholly owned principal operating subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), operates in several principal aspects of the aluminum industry - the mining of bauxite (the major aluminum-bearing ore), the refining of bauxite into alumina (the intermediate material), the production of aluminum and the manufacture of fabricated and semi-fabricated aluminum products.  Kaiser's production levels of alumina, before consideration of the Gramercy incident described in Note 3, and primary aluminum exceed its internal processing needs, which allows it to be a major seller of alumina and primary aluminum to domestic and international third parties.  A substantial portion of the Company's consolidated assets, liabilities, revenues, results of operations and cash flows are attributable to Kaiser
      (see Note 2).

-     Forest products, through MAXXAM Group Inc. ("MGI") and MGI's wholly owned subsidiaries, The Pacific Lumber Company ("PACIFIC LUMBER") and Britt
      Lumber Co., Inc. ("BRITT"). MGI operates in several principal aspects of the lumber industry - the growing and harvesting of redwood and
      Douglas-fir timber, the milling of logs into lumber and the manufacture of lumber into a variety of finished products. Housing, construction and remodeling are the principal markets for the Company's lumber products.

-     Real estate investment and development, managed through its wholly owned subsidiary, MAXXAM Property Company. The Company, principally through its wholly owned subsidiaries, is engaged in the business of residential and commercial real estate investment and development, primarily in Puerto
      Rico, Arizona and California.

-     Racing operations, through Sam Houston Race Park, Ltd. ("SHRP, LTD."), a
      Texas limited partnership, in which the Company owned a 99.0% interest as of December 31, 2000.  SHRP, Ltd. owns and operates a Class 1 pari-mutuel horse racing facility in the greater Houston metropolitan area.  SHRP,
      Ltd. also owns and operates Valley Race Park, a pari-mutuel greyhound racing facility in Harlingen, Texas.

      Results and activities for MAXXAM Inc. (excluding its subsidiaries) and for MAXXAM Group Holdings Inc. ("MGHI") are not included in the above segments.
MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company.

      Liquidity and Cash Resources
      Kaiser has significant near-term debt maturities, and Kaiser's ability to make payments on and refinance its debt depends on its ability to generate cash in the future. In addition to being impacted by power sales and normal operating items, Kaiser's near-term liquidity and cash flows will also be affected by the
Gramercy incident, net payments for asbestos-related liabilities and possible proceeds from asset dispositions. For discussions of these matters, see Notes 3,
5, 12 and 17.

      Use of Estimates and Assumptions
      The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during each period presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to filing the consolidated financial statements with the
Securities and Exchange Commission. Adjustments made using estimates often relate to improved information not previously available. Uncertainties regarding such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, actual results could differ from estimates, and it is possible that the subsequent resolution of any one of the contingent matters described in Note 17 could differ materially from current estimates. The results of an adverse resolution of such uncertainties could have a material effect on the Company's consolidated financial position, results of operations or liquidity.

      Reclassifications and Other Matters
      Certain reclassifications have been made to prior years' consolidated financial statements to be consistent with the current year's presentation. In addition, net sales and cost of sales and operations for 1999 and 1998 which are attributable to the Company's aluminum operations have been restated to conform to a new accounting principle that requires freight charges to be included in cost of sales and operations. The amount of such restatement was $39.3 million and $46.0 million for 1999 and 1998, respectively.

   Summary of Significant Accounting Policies

      Timber and Timberlands
      Timber and timberlands are stated at cost, net of accumulated depletion.
Depletion is computed utilizing the unit- of-production method based upon estimates of timber values and quantities.

      Concentrations of Credit Risk
      Cash equivalents and restricted marketable securities are invested primarily in commercial paper as well as other types of corporate and government debt obligations. The Company has mitigated its concentration of credit risk with respect to these investments by purchasing high grade investments (ratings of A1/P1 short-term or at least AA/aa long- term debt). No more than 10% is invested in the same issue. Unrestricted marketable securities are invested in corporate common stocks and option contracts. These investments are managed by a financial institution, and investments are limited to no more than 4.9% of an individual company's stock.

      Revenue Recognition
      The Company recognizes revenues for alumina, primary aluminum and fabricated aluminum products when title, ownership and risk of loss pass to the buyer.

      Revenues from the sale of logs, lumber products and by-products are recorded when the legal ownership and the risk of loss passes to the buyer, which is generally at the time of shipment.

      The Company recognizes income from land sales in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."
In accordance with SFAS 66, certain real estate sales are accounted for under the percentage of completion method, whereby income is recognized based on the estimated stage of completion of individual contracts. The unrecognized income associated with such sales has been recorded as deferred real estate sales and is reflected in other noncurrent liabilities on the balance sheet. Additionally, in certain circumstances the cost recovery or installment method is used whereby the gross profit associated with these transactions is deferred and recognized when appropriate. The unrecognized income associated with such sales is reflected as a reduction of long-term receivables and other assets in the balance sheet.

      The Company recognizes revenues from net pari-mutuel commissions received on live and simulcast horse and greyhound racing in the period in which the performance occurred. These revenues are net of certain payments determined in accordance with state regulations and contracts. The Company also receives revenues in the form of fees paid by other racetracks for the broadcast of the
Company's live races to the offsite locations. Other sources of revenue include food and beverage sales, admission and parking fees, corporate sponsorships and advertising, club memberships, suite rentals and other miscellaneous items.

      Deferred Financing Costs
      Costs incurred to obtain debt financing are deferred and amortized over the estimated term of the related borrowing.

      Foreign Currency
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

      Most of Kaiser's hedging activities involve the use of option contracts
(which establish a maximum and/or minimum amount to be paid or received) and forward sales contracts (which effectively fix or lock-in the amount Kaiser will pay or receive). Option contracts typically require the payment of an up-front premium in return for the right to lock-in a minimum or maximum price. Forward sales contracts do not require an up-front payment and are settled by the receipt or payment of the amount by which the price at the settlement date varies from the contract price. Consistent with guidelines in place through
December 31, 2000, any interim fluctuations in option prices prior to the settlement date were deferred until the settlement date of the underlying hedged transaction, at which time they were reflected in net sales or cost of sales and operations (as applicable) together with the related premium cost. No accounting recognition was accorded to interim fluctuations in prices of forward sales contracts. Hedge (deferral) accounting would be terminated (resulting in the applicable derivative positions being marked-to-market) if the level of underlying physical transactions ever fell below the net exposure hedged. This did not occur in 1998, 1999 or 2000.

      Deferred gains or losses as of December 31, 2000, were included in prepaid expenses and other current assets and other accrued liabilities. See Note 18.

      Beginning with the quarterly period ending March 31, 2001, the Company will begin reporting derivative activities consistent with Statement of
Financial Accounting Standards No. 133, "Accounting for Derivative Financial
Instruments and Hedging Activities" ("SFAS NO. 133"). Statement of Financial
Accounting Standards No. 138, "Accounting for Certain Derivatives and Certain
Hedging Activities-An Amendment of FASB Statement No. 133" ("SFAS NO. 138"),
which amends certain requirements of SFAS No. 133, was issued in June 2000. SFAS
No. 133 requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value.
Changes in the market value of the Company's derivative instruments represent unrealized gains or losses. Such unrealized gains or losses will change based on prevailing market prices at each subsequent balance sheet date, until the transaction occurs. Under SFAS No. 133, these changes are reflected as an increase or reduction in stockholders' equity through either other comprehensive income or net income, depending on the nature of the hedging instrument used and its effectiveness at offsetting changes in market prices for the hedged item. To the extent that changes in the market value of the Company's hedging positions are initially recorded in other comprehensive income, such changes are reversed from other comprehensive income (net of any fluctuations in other "open hedging"
positions) and are reflected in traditional net income upon the occurrence of the transactions to which the hedges relate. As of December 31, 2000, the amount of the Company's other comprehensive income adjustments were not significant, so there was not a significant difference between net income and comprehensive income. However, differences between comprehensive income and net income may become significant in future periods as a result of SFAS No. 133. In general,
SFAS No. 133 will result in material fluctuations in comprehensive income, net income and stockholders' equity in periods of price volatility.

      SFAS No. 133 requires that as of the date of the initial adoption, the difference between the market value of derivative instruments and the previous carrying amount of those derivatives recorded on the Company's consolidated balance sheet be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. As previously discussed, this impact will be reflected in the Company's first quarter 2001 financial statements. The adoption of SFAS No. 133 resulted in a pre-tax benefit of $21.2 million to other comprehensive income and a pre-tax charge of $18.9 million to earnings. See Note 18 for additional discussions regarding Kaiser's derivatives.

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

                                                                                   Years Ended December 31,
                                                                         ------------------------------------------------
                                                                              2000            1999             1998
                                                                         --------------  --------------   ---------------
Weighted average common shares outstanding - Basic.....................    6,910,358       7,013,547      7,000,663
Weighted average number of common and common
   equivalent shares - Diluted.........................................    7,580,436(2)    7,755,147(2)   7,812,377(1)(2)

------------------
(1)  The impact of outstanding convertible stock and stock options of 811,714 shares was excluded from the weighted average share calculation for the year ended December 31, 1998, as its effect would have been antidilutive.
(2)  Options to purchase 940,183, 496,083 and 81,475 shares of Common Stock outstanding during the years ended December 31, 2000, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Common Stock.

2.    Segment Information

      Reportable Segments
      As discussed in Note 1, the Company is a holding company with four reportable segments; its operations are organized and managed as distinct business units which offer different products and services and are managed separately through the Company's subsidiaries.

      The accounting policies of the segments are the same as those described in
Note 1. The Company evaluates segment performance based on profit or loss from operations before income taxes and minority interests.

      The following table presents financial information by reportable segment
(in millions).

                                                      Forest       Real       Racing                  Consolidated
                          December 31,   Aluminum    Products     Estate    Operations    Corporate       Total
                          -----------  ------------ -----------  --------  ------------ ------------ --------------
Net sales to unaffiliated
   customers                 2000      $   2,169.8  $    200.1   $  47.2   $      30.9  $         -  $     2,448.0
                             1999          2,083.6       187.8      52.0          27.3            -        2,350.7
                             1998          2,302.4       233.6      58.6          24.1            -        2,618.7

Operating income (loss)      2000            145.2         7.6      (7.8)          2.1        (16.5)         130.6
                             1999            (23.0)       (4.1)     (5.2)          3.8        (23.0)         (51.5)
                             1998             96.5        40.9         -           1.8        (13.6)         125.6

Investment, interest and
   other income (expense)    2000             (4.3)       20.5      24.7             -         21.8           62.7
                             1999            (35.9)       26.9      21.1          (0.2)         6.4           18.3
                             1998              3.5         9.7      15.8           0.7          6.6           36.3

Interest expense and
   amortization of deferred
   financing costs           2000            109.6        64.2       2.4             -         16.8          193.0
                             1999            110.1        66.5       2.2           0.5         17.8          197.1
                             1998            110.0        75.3       1.5           3.4         18.3          208.5

Depreciation, depletion
   and amortization          2000             71.0        19.7       5.5           1.4          0.6           98.2
                             1999             83.6        17.0       6.2           1.1          0.5          108.4
                             1998             93.2        22.5       3.2           1.0          0.5          120.4

Income (loss) before
   income taxes and
   minority interests        2000             31.3        23.9      14.5           2.1        (11.5)          60.3
                             1999            (84.0)      196.1      13.7           3.1        (34.4)          94.5
                             1998            (10.0)      (24.7)     14.4          (1.0)       (25.3)         (46.6)

Capital expenditures         2000            296.5        14.0       6.9           4.5          1.0          322.9
                             1999             68.4        23.1       3.1           0.6          0.6           95.8
                             1998             77.6        22.0      22.2           1.0          0.1          122.9

Investments in and advances
   to unconsolidated
   affiliates                2000             77.8           -       7.7             -            -           85.5
                             1999             96.9           -      15.7             -            -          112.6

Total assets                 2000          3,292.5       726.3     165.4          40.8        279.0        4,504.0
                             1999          3,142.7       843.8     190.4          38.0        178.2        4,393.1

      Operating income (loss) in the column entitled "Corporate" represents general and administrative expenses not directly attributable to the reportable segments. This column also serves to reconcile the total of the reportable segments' amounts to totals in the Company's consolidated financial statements.

      Non-recurring Items

      Aluminum
      The aluminum segment's operating income (loss) for the years ended
December 31, 2000, 1999 and 1998 includes the impact of certain non-recurring items as shown in the following table. These items are included in cost of sales and operations and in impairment of assets in the Consolidated Statement of
Operations.

                                                                                     Years Ended December 31,
                                                                               ------------------------------------
                                                                                  2000         1999         1998
                                                                               -----------  ----------  -----------
Net gains on power sales (Note 5)............................................  $    159.5   $       -   $        -
Gramercy related items  (Note 3):
   Incremental maintenance...................................................       (11.5)          -            -
   Insurance deductibles, etc................................................           -        (5.0)           -
   LIFO inventory charge.....................................................        (7.0)          -            -
Impairment charges:
   Washington smelters (Note 5)..............................................       (33.0)          -            -

   Charges associated with product line exits................................       (18.2)          -            -
   Micromill (Note 6)........................................................           -       (19.1)       (45.0)
Restructuring charges........................................................        (9.4)          -            -
Labor settlement (2000) and incremental strike-related costs (1998)..........       (38.5)          -        (60.0)
                                                                               -----------  ----------  -----------
                                                                               $     41.9   $   (24.1)  $   (105.0)
                                                                               ===========  ==========  ===========

      The impairment charges reflected in 2000 of $18.2 million associated with product exits relate to the exit from the can body stock product line and the exit from a marginal product line within the engineered products operations. The charges include $12.0 million in LIFO inventory charges and $6.2 million in charges to reduce the carrying amount of certain assets.

      The restructuring charges represent employee benefit and other costs for the elimination of approximately 50 jobs reflecting a reduced emphasis on technology sales; reduced salaried employee requirements at Kaiser's Tacoma facility given its current curtailment; and employee benefit and other costs associated with the consolidation or elimination of certain corporate staff functions. The corporate restructuring initiatives in 2000 involve a group of approximately 50 employees. As of December 31, 2000, the total remaining liability associated with both restructuring efforts was $2.8 million. It is anticipated that all remaining costs will be incurred during 2001.

      The incremental strike-related costs in 1998 reflect the adverse impact on the Company's profitability due to the USWA strike in September 1998.

      The aluminum segment's income (loss) before income taxes and minority interests for the years ended December 31, 2000, 1999 and 1998 include the net impact of certain non-recurring amounts included in investment, interest and other income (expense), net, as shown in the following table:

                                                                                      Years Ended December 31,
                                                                                ------------------------------------
                                                                                   2000         1999         1998
                                                                                ----------   ----------   ----------
Asbestos-related charges (Note 17)..............................................$   (43.0)   $   (53.2)   $   (12.7)
Gain on sale of Pleasanton complex (Note 6).....................................     22.0            -            -
Lease obligation adjustment (Note 17)...........................................     17.0            -            -
Mark-to-market gains (losses) (Note 18).........................................     11.0        (32.8)           -
Gain on involuntary conversion at Gramercy facility.............................        -         85.0            -
Gain on sale of interests in AKW (Note 6).......................................        -         50.5            -
Environmental cost insurance recoveries.........................................        -            -         12.0
All other, net..................................................................    (11.3)        (0.4)         4.2
                                                                                ----------   ----------   ----------
                                                                                $    (4.3)   $    49.1    $     3.5
                                                                                ==========   ==========   ==========

      Forest Products
      The forest products segment's income (loss) before income taxes and minority interests included a non-recurring, non-operating pre-tax gain on the sale of the Owl Creek grove of $60.0 million in December 2000 and a non-recurring, non-operating pre-tax gain on the sale of the Headwaters
Timberlands of $239.8 million in March 1999. See Note 6.

      Real Estate
      Investment, interest and other income (expense) for real estate includes net gains from sales of operating assets and equity in earnings from real estate joint ventures of $19.2 million, $8.9 million and $8.9 million the years ended
December 31, 2000, 1999 and 1998, respectively. Investment, interest and other income (expense) for real estate also includes $11.3 million related to the gain on the sale of a water company in Arizona in 2000.

      Product Sales
      The following table presents segment sales by primary products (in millions).

                                                                                     Years Ended December 31,
                                                                                -----------------------------------
                                                                                   2000        1999        1998
                                                                                ----------  ----------  -----------
Aluminum:
   Bauxite and alumina........................................................  $   590.5   $   524.8   $    581.0
   Primary aluminum...........................................................      806.0       673.5        624.2
   Flat-rolled products.......................................................      521.0       591.3        732.7
   Engineered products........................................................      564.9       556.8        595.3
   Commodities marketing......................................................      (25.4)       18.3         60.5
   Minority interests and eliminations........................................     (287.2)     (281.1)      (291.3)
                                                                                ----------  ----------  -----------
      Total aluminum sales....................................................  $ 2,169.8   $ 2,083.6   $  2,302.4
                                                                                ==========  ==========  ===========

Forest products:
   Lumber.....................................................................  $   175.3   $   165.3   $    211.6
   Other forest products......................................................       24.8        22.5         22.0
                                                                                ----------  ----------  -----------
      Total forest product sales..............................................  $   200.1   $   187.8   $    233.6
                                                                                ==========  ==========  ===========

Real estate:
   Real estate and development................................................  $    26.5   $    34.2   $     41.2
   Resort and other commercial operations.....................................       20.7        17.8         17.4
                                                                                ----------  ----------  -----------
      Total real estate sales.................................................  $    47.2   $    52.0   $     58.6
                                                                                ==========  ==========  ===========

Racing operations:
   Net commissions from wagering..............................................  $    20.3   $    18.1   $     16.2
   Other......................................................................       10.6         9.2          7.9
                                                                                ----------  ----------  -----------
      Total racing sales......................................................  $    30.9   $    27.3   $     24.1
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

                                                       United                                  Other
                                     December 31,      States       Jamaica       Ghana       Foreign      Total
                                    ---------------  ----------- ------------- -----------  ----------  -----------
Net sales to unaffiliated customers      2000        $  1,628.3  $      298.5  $    237.5   $   283.7   $  2,448.0
                                         1999           1,706.7         233.1       153.2       257.7      2,350.7
                                         1998           2,060.3         237.0        89.8       231.6      2,618.7

Long-lived assets                        2000           1,266.4         290.3        80.8        73.8      1,711.3
                                         1999           1,174.8         288.2        84.1        90.2      1,637.3

      Major Customers and Export Sales
      For the years ended December 31, 2000, 1999 and 1998, sales to any one customer did not exceed 10% of consolidated revenues. Export sales were less than 10% of total revenues in 2000, 1999 and 1998.

3.    Incident at Gramercy Facility

      In July 1999, Kaiser's Gramercy, Louisiana alumina refinery was extensively damaged by an explosion in the digestion area of the plant. A number of employees were injured in the incident, several of them severely. In connection with the settlement of the U.S. Mine Safety and Health
Administration's ("MSHA") investigation of the incident, Kaiser is paying a fine of $0.5 million, but Kaiser has denied the alleged violations. As a result of the incident, alumina production at the facility was completely curtailed.
Construction on the damaged part of the facility began during the first quarter of 2000. Initial production at the plant commenced during the middle of December
2000.

      Kaiser has significant amounts of insurance coverage related to the
Gramercy incident. Deductibles and self-retention provisions under the insurance coverage for the incident total $5.0 million, which amounts were charged to cost of sales and operations in 1999 (Note 2). Kaiser's insurance coverage has five separate components: property damage, clean-up and site preparation, business interruption, liability and workers' compensation. The insurance coverage components are discussed below.

      Property Damage
      Kaiser's insurance policies provide that Kaiser will be reimbursed for the costs of repairing or rebuilding the damaged portion of the facility using new materials of like kind and quality with no deduction for depreciation. In 1999, based on discussions with the insurance carriers and their representatives and third party engineering reports, Kaiser recorded a pre-tax gain of $85.0 million, representing the difference between the minimum expected property damage reimbursement amount of $100.0 million and the net carrying value of the damaged property of $15.0 million. The reimbursement amount was classified as long-term receivables and other assets at December 31, 1999. The full amount of the receivable was collected in 2000. Additional recoveries are possible. See
"Timing and Amount of Additional Insurance Recoveries" below.

      Clean-up and Site Preparation
      The Gramercy facility incurred incremental costs for clean up and other activities during 1999 and 2000. These clean-up and site preparation activities have been offset by accruals of approximately $24.0 million for estimated insurance recoveries, of which $10.0 million was accrued in 2000.

      Business Interruption
      Kaiser's insurance policies provide for the reimbursement of specified continuing expenses incurred during the interruption period plus lost profits
(or less expected losses) plus other expenses incurred as a result of the incident. Operations at the Gramercy facility and a sister facility in Jamaica, which supplies bauxite to Gramercy, will continue to incur operating expenses until full production at the Gramercy facility is restored. Through December
2000, Kaiser purchased alumina from third parties, in excess of the amounts of alumina available from other Kaiser-owned facilities, to supply these customers'
needs as well as to meet intersegment requirements. The excess cost of such open market purchases was substantially offset by insurance recoveries. However, the insurers have alleged that certain sublimits within Kaiser's insurance coverage have been reached, and accordingly, any additional excess purchase costs incurred in 2001 will be substantially unreimbursed. However, as the facility is approaching 75% of its newly-rated production capacity, any such unreimbursed costs will be limited. The insurers have also asserted that no additional business interruption amounts are due after November 30, 2000. After considering all of the foregoing items, Kaiser recorded expected business interruption insurance recoveries totaling $151.0 million, of which $110.0 million was recorded in the year ended December 31, 2000, as a reduction of cost of sales and operations, which amounts substantially offset actual expenses incurred during these periods. Such business interruption insurance amounts represent estimates of Kaiser's business interruption coverage based on discussions with the insurance carriers and their representatives and are therefore subject to change. See "Timing and Amount of Additional Insurance Recoveries" below.

      Depreciation expense for the first six months of 1999 was approximately
$6.0 million. Kaiser suspended depreciation at the facility starting in July
1999 since production had been completely curtailed. However, in accordance with an agreement with Kaiser's insurers, during the second half of 2000, Kaiser recorded a depreciation charge of $14.3 million, of which $1.5 million was recorded in the fourth quarter, representing the previously unrecorded depreciation related to the undamaged portion of the facility for the period from July 1999 through November 2000. However, this charge did not have any impact on Kaiser's operating results as Kaiser has reflected (as a reduction of depreciation expense) an equal and offsetting insurance receivable (incremental to the amounts discussed in the preceding paragraph) since the insurers have agreed to reimburse Kaiser this amount. Since production at the facility was partially restored during December 2000, normal depreciation has commenced. Such depreciation will exceed prior historical rates primarily due to the capital costs on the newly constructed assets.

      Liability
      The incident has also resulted in more than ninety individual and class action lawsuits being filed against Kaiser and others alleging, among other things, property damage, business interruption losses by other businesses and personal injury. The aggregate amount of damages sought in the lawsuits and other claims cannot be determined at this time; however, Kaiser does not believe the damages will exceed the amount of coverage under its liability policies.

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

      Timing and Amount of Additional Insurance Recoveries
      Through December 31, 2000, Kaiser had recorded $289.3 million of estimated insurance recoveries related to the property damage, clean-up and site preparation and business interruption aspects of the Gramercy incident and had collected $252.6 million of such amounts. Through February 2001, an additional
$10.0 million had been received with respect to the estimated recoveries at year-end 2000 and an additional $7.0 million is expected in March 2001. The remaining balance of approximately $20.0 million and any additional amounts possibly due to Kaiser are not expected to be recovered until Kaiser and the insurers resolve their differences. Kaiser and the insurers are currently negotiating an arbitration agreement as a means of resolving their differences.
Kaiser anticipates that the remaining issues will not be resolved until late
2001 or early 2002. Kaiser continues to believe that a minimum of approximately
$290.0 million of insurance recoveries are probable, that additional amounts are owed to Kaiser by the insurers, and that the likelihood of any refund by Kaiser of amounts previously received from the insurers is remote. However, no assurances can be given as to the ultimate outcome of this matter or its impact on Kaiser's near-term liquidity and results of operations.

      Kaiser does not intend to record any additional insurance-related recoveries in 2001 unless and until agreed to by the insurers or until the arbitration process is completed. As such, Kaiser's future operating results will be adversely affected until all of the additional costs/lost profits related to the Gramercy plant's start-up and return to full production are eliminated or until any amounts related to 2001 ultimately determined to be due to Kaiser through negotiation with the insurers or as a part of the arbitration process are received.

      Other
      During the third quarter of 2000, Kaiser incurred approximately $11.5 million of normal recurring maintenance expenditures for the Gramercy facility
(which amounts were reflected in cost of sales and operations; see Note 2) that otherwise would have been incurred in the ordinary course of business over the next one to three years. Kaiser chose to undertake this maintenance now in order to avoid normal operational outages that otherwise would have occurred once the facility resumes production.

4.    Labor Dispute, Settlement and Related Costs

      Prior to the settlement of the labor dispute discussed below, Kaiser was operating five of its U.S. facilities with salaried employees and other employees as a result of the September 30, 1998, strike by the United
Steelworkers of America ("USWA") and the subsequent "lock-out" by Kaiser in
January 1999. The labor dispute was settled in September 2000. The Company has recorded a one-time pre-tax charge of $38.5 million in its results of operations for the year ended December 31, 2000, to reflect the incremental, non-recurring impacts of the labor settlement, including severance and other contractual obligations for non-returning workers. At December 31, 2000, the total remaining liability associated with the labor settlement charge was $16.3 million. It is anticipated that substantially all remaining costs will be incurred during 2001 or early 2002.

      During the period of the strike and subsequent lock-out, the Company continued to accrue certain benefits (such as pension and other postretirement benefit costs/liabilities) for the USWA members, which accruals were based on the terms of the previous USWA contract. The difference between the amounts accrued for the returning workers and the amounts agreed to in the settlement with the USWA resulted in an approximate $33.6 million increase in the Company's accumulated pension obligation and an approximate $33.4 million decrease in the
Company's accumulated other postretirement benefit obligations. In accordance with generally accepted accounting principles in the United States, these amounts will be amortized to expense over the employees' expected remaining years of service.

      On March 1, 2001, in connection with the USWA settlement agreement, Kaiser redeemed all of its Cumulative (1985 Series A) and Cumulative (1985 Series B)
Preference Stock. See Note 15.

5.    Pacific Northwest Power Sales and Operating Level

      Power Sales
      In response to the unprecedented high market prices for power in the
Pacific Northwest, Kaiser temporarily curtailed the primary aluminum production at the Tacoma and Mead, Washington, smelters during the second half of 2000 and sold a portion of the power that it had under contract through September 30,
2001. Kaiser recorded net pre-tax gains of approximately $159.5 million in 2000 as a result of these power sales. The net gain amounts were composed of gross proceeds of $207.8 million, of which $88.0 million (included in receivables -
other at December 31, 2000) was received through February 28, 2001. The gross proceeds were offset by employee-related expenses, incremental excess power costs, a non-cash LIFO inventory charge and other fixed commitments, which amounts are expected to be paid through September 2001. The resulting net gains have been reflected in cost of sales and operations (see Note 2).

      In a series of transactions completed during the first quarter of 2001,
Kaiser agreed to sell a substantial majority of the remaining power that it had under contract through September 2001. These power sales, before consideration of any applicable non-energy costs (which have yet to be determined), are expected to result in pre-tax gains, of approximately $260.0 million in the first quarter of 2001. Approximately one-half of the net proceeds are expected to be received in late March 2001, with the balance being received periodically through October 2001. Kaiser continues to have power available for sale covering the period from June 2001 through August 2001. Based on the forward price for power experienced during the first quarter of 2001, the value of the remaining power that Kaiser has under contract that can be sold is estimated to be between
$20.0 million and $40.0 million.

      Future Power Supply
      During October 2000, Kaiser signed a new power contract with the
Bonneville Power Administration ("BPA") under which the BPA will provide
Kaiser's operations in the State of Washington with power during the period from
October 2001 through September 2006. Power costs under the new contract are expected to exceed the cost of power under Kaiser's current BPA contract by between 20% to 60% and, perhaps, by as much as 100% in certain periods.
Additional provisions of the new BPA contract include a take-or-pay requirement, an additional cost recovery mechanism under which Kaiser's base power rate could be increased and clauses under which Kaiser's power allocation could be curtailed, or its costs increased, in certain instances. Kaiser does not have any remarketing rights under the new BPA contract. Kaiser has the right to terminate the contract until certain pricing and other provisions of the BPA contract are finalized, which is expected to occur in mid-2001.

      Depending on the ultimate price for power under the terms of the new BPA contract or the availability of an alternate power supply at an acceptable price, Kaiser may be unable to operate the Mead and Tacoma smelters in the near or long-term. Under Kaiser's contract with the USWA, Kaiser is liable for certain severance and supplemental unemployment benefits for laid-off workers.
Costs related to the period from January 1, 2001, to September 30, 2001, have been accrued to the extent the costs were fixed and determinable. However,
Kaiser may become liable for additional costs. In particular, Kaiser would become liable for certain early retirement benefits for the USWA workers at the
Mead and Tacoma facilities if such facilities are not restarted prior to late
2002 or early 2003. Such costs could be significant and would adversely impact
Kaiser's operating results and liquidity.

6.    Significant Acquisitions and Dispositions

      Kaiser's Acquisitions and Disposition
      During September 2000, Kaiser sold its Pleasanton, California, office complex because the complex had become surplus to Kaiser's needs. Net proceeds from the sale were approximately $51.6 million and resulted in a net pre-tax gain of $22.0 million which is included in investment, interest and other income
(expense) net.

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

      During the quarter ended March 31, 2000, Kaiser, in the ordinary course of business, sold certain non-operating properties for total proceeds of approximately $12.0 million. The sale did not have a material impact on Kaiser's operating results for the year ended December 31, 2000 (see Note 2).

      In February 2000, Kaiser completed the sale of the Micromill assets and technology for a nominal payment at closing and possible future payments based on subsequent performance and profitability of the Micromill technology. The sale did not have a material impact on Kaiser's 2000 operating results (see Note
2).

      On April 1, 1999, Kaiser completed the sale of its 50% interest in AKW
L.P. ("AKW") to its partner, Accuride Corporation, for $70.4 million. The sale resulted in the Company recognizing a net pre-tax gain of $50.5 million in the second quarter of 1999. The Company's equity in earnings of AKW for the years ended December 31, 1999 and 1998 was $2.5 million and $7.8 million, respectively.

      In February 1999, Kaiser, through a subsidiary, completed the acquisition of its joint venture partner's 45% interest in Kaiser LaRoche Hydrate Partners
("KLHP") for a cash purchase price of approximately $10.0 million. As Kaiser already owned 55% of KLHP, the results of KLHP were already included in the
Company's consolidated financial statements.

      Headwaters Transactions
      On March 1, 1999, the United States and California acquired the Headwaters
Timberlands, approximately 5,600 acres of timberlands containing a significant amount of virgin old growth timber, from Pacific Lumber and its wholly owned subsidiary, Salmon Creek. Salmon Creek received $299.9 million for its 4,900 acres, and for its 700 acres Pacific Lumber received the 7,700 acre Elk River
Timberlands, which Pacific Lumber contributed to Scotia LLC in June 1999. See
Note 17 below for a discussion of additional agreements entered into on March 1,
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

      Scotia LLC and Pacific Lumber also entered into agreements with California for the sale of two timber properties known as the Owl Creek grove and the
Grizzly Creek grove. On December 29, 2000, Scotia LLC sold the Owl Creek grove to California for $67.0 million, resulting in a pre-tax gain of $60.0 million.
Under a separate agreement, California must purchase from Pacific Lumber all or a portion of the Grizzly Creek grove for a purchase price to be determined based on its fair market value, but not to exceed $19.9 million. This transaction has not been completed. The original October 31, 2000, date for completing the sale of the Grizzly Creek grove has been extended to December 31, 2001. California also has a five year option under the Grizzly Creek agreement to purchase additional property in the Grizzly Creek grove. The sale of the Grizzly Creek grove will not be reflected in the Company's financial statements until it has been concluded.

      Sale of Water Utility
      On October 11, 2000, Chaparral City Water Company, a water utility company in Arizona and a wholly owned subsidiary of MCO Properties Inc., a real estate subsidiary, was sold for $22.4 million resulting in a pre-tax gain of approximately $11.3 million.

7.    Cash, Marketable Securities and Other Investments

      Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less. As of December 31, 2000 and 1999, the carrying amounts approximated fair value.

      Marketable securities consist primarily of investments in debt securities and long and short positions in corporate common stocks and option contracts.
The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as "held-to-maturity" when the Company has the positive intent and ability to hold the securities to maturity. Debt securities which the Company does not have the intent or ability to hold to maturity are classified as "available-for-sale." "Held-to-maturity"
securities are stated at amortized cost. Debt securities classified as
"held-to-maturity" as of December 31, 2000 and 1999, totaled $18.9 million and
$169.1 million, respectively, and had a fair market value of $18.9 million and
$168.5 million, respectively. "Available-for-sale" securities are carried at fair market value, with the unrealized gains and losses included in other comprehensive income and reported in stockholders' equity. The fair value of substantially all securities is determined by quoted market prices. Marketable securities which are considered "trading" securities consist of long and short positions in corporate common stocks and option contracts and are carried at fair value. The cost of the securities sold is determined using the first-in, first-out method. Included in investment, interest and other income (expense), net for each of the three years in the period ended December 31, 2000 were: 2000
- net unrealized gains of $1.0 million and net realized gains of $24.5 million;
1999 - net unrealized losses of $1.4 million and net realized gains of $18.8 million; and 1998 - net unrealized losses of $3.8 million and net realized gains of $11.9 million.

      Other investments included in long-term restricted cash, marketable securities and other investments includes $10.1 million as of December 31, 2000, invested in a limited partnership which invests in marketable securities. The carrying amount for this investment reflects the market value of the underlying securities.

      Cash, marketable securities and other investments include the following amounts which are restricted (in millions):

                                                                                               December 31,
                                                                                       ----------------------------
                                                                                           2000           1999
                                                                                       ------------- --------------
Current assets:
   Cash and cash equivalents:
      Amounts held as security for short positions in marketable securities..........  $       30.9  $        44.8
      Other restricted cash and cash equivalents.....................................          36.7            9.3
                                                                                       ------------- --------------
                                                                                               67.6           54.1
                                                                                       ------------- --------------
   Marketable securities, restricted:
      Amounts held in SAR Account....................................................          16.3           15.9
                                                                                       ------------- --------------

Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account.......................................................         144.4          153.2
   Amounts held in Prefunding Account................................................           2.5            3.3
   Other amounts restricted under the Timber Notes Indenture.........................           0.4            0.4
   Other long-term restricted cash...................................................          11.7            2.1
   Less: Amounts attributable to Timber Notes held in SAR Account....................         (52.7)             -
                                                                                       ------------- --------------
                                                                                              106.3          159.0
                                                                                       ------------- --------------

Total restricted cash and marketable securities......................................  $      190.2  $       229.0
                                                                                       ============= ==============

        Amounts in the Scheduled Amortization Reserve Account (the "SAR
ACCOUNT") are being held by the trustee under the indenture (the "TIMBER NOTES
INDENTURE") to support principal payments on Scotia Pacific Company LLC's (a limited liability company wholly owned by Pacific Lumber, "SCOTIA LLC") Class
A-1, Class A-2 and Class A-3 Timber Collateralized Notes due 2028 (the "TIMBER
NOTES"). See Note 12 for further discussion on the SAR Account. Amounts held in the "Prefunding Account" by the trustee are to be used by Scotia LLC to acquire additional timberlands. The current portion of the SAR Account is determined based on the liquidity needs of Scotia LLC which corresponds directly with the current portion of Scheduled Amortization.

8.    Inventories

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

      Inventories consist of the following (in millions):

                                                                                                   December 31,
                                                                                               --------------------
                                                                                                 2000       1999
                                                                                               ---------  ---------
Aluminum operations:
   Finished fabricated products............................................................... $   54.6   $  118.5
   Primary aluminum and work in process.......................................................    126.9      189.4
   Bauxite and alumina........................................................................     88.6      124.1
   Operating supplies and repair and maintenance parts........................................    126.1      114.1
                                                                                               ---------  ---------
                                                                                                  396.2      546.1
                                                                                               ---------  ---------
Forest products operations:
   Lumber.....................................................................................     34.0       23.2
   Logs.......................................................................................     21.1       21.4
                                                                                               ---------  ---------
                                                                                                   55.1       44.6
                                                                                               ---------  ---------
                                                                                               $  451.3   $  590.7
                                                                                               =========  =========

      Inventories at December 31, 2000 have been reduced by LIFO inventory charges totaling $24.1 million. The non- recurring LIFO charges result primarily from the Washington smelters' curtailment ($4.5 million), Kaiser's exit from the can body stock product line ($11.1 million) and the delayed restart of the
Gramercy facility ($7.0 million).

9.    Property, Plant and Equipment

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

                                                                                                 December 31,
                                                                         Estimated Useful   -----------------------
                                                                               Lives           2000        1999
                                                                         -----------------  ----------  -----------
Land and improvements...................................................     5 - 30 years   $   207.9   $    236.2
Buildings...............................................................     5 - 45 years       278.4        303.6
Machinery and equipment.................................................     3 - 22 years     1,744.1      1,590.8
Construction in progress................................................                        133.9         69.5
                                                                                            ----------  -----------
                                                                                              2,364.3      2,200.1
Less:  accumulated depreciation.........................................                     (1,033.0)      (977.9)
                                                                                            ----------  -----------
                                                                                            $ 1,331.3   $  1,222.2
                                                                                            ==========  ===========

      Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $88.8 million, $101.5 million and $97.7 million, respectively.

      Kaiser evaluated the recoverability of the approximate $200.0 million carrying value of its Washington smelters as a result of the change in the economic environment of the Pacific Northwest associated with the reduced power availability and higher power costs for Kaiser's Washington smelters under the terms of the new contract with the BPA starting in October 2001 (see Note 5).
Kaiser determined that the expected future undiscounted cash flows of the
Washington smelters were below their carrying value. Accordingly, during 2000,
Kaiser adjusted the carrying value of its Washington smelting assets to their estimated fair value, which resulted in a non-cash impairment charge of approximately $33.0 million. The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved.

      As a result of the changes in strategic course in 1999 and 1998, the carrying value of the Micromill assets was reduced by recording impairment charges of $19.1 million and $45.0 million in 1999 and 1998, respectively.

10.     Investments in and Advances to Unconsolidated Affiliates

      Summary combined financial information is provided below for unconsolidated aluminum investments, most of which supply and process raw materials. These investees include Queensland Alumina Limited ("QAL") (28.3%
owned), Anglesey Aluminium Limited ("ANGLESEY") (49.0% owned) and Kaiser Jamaica
Bauxite Company (49.0% owned). Kaiser's equity in earnings (loss) before income taxes of such operations is treated as a reduction (increase) in cost of sales and operations. At December 31, 2000 and 1999, Kaiser's net receivables from these affiliates were not material. In addition, the1999 and 1998 summary income statement information includes results for AKW which was sold on April 1, 1999
(see Note 6). The Company's equity in earnings of AKW was $2.5 million and $7.8 million for the years ended December 31, 1999 and 1998, respectively.

      Kaiser was a founding partner (during 2000) in MetalSpectrum, LLC, an independent neutral online site to serve manufacturers, distributors and customers in the specialty metals business. Since Kaiser's interest in
MetalSpectrum is less than 10%, it is being accounted for on the cost basis.

                                                                                                 December 31,
                                                                                            -----------------------
                                                                                               2000         1999
                                                                                            ----------  -----------
                                                                                           (In millions of dollars)
Current assets............................................................................  $   350.1   $    370.4
Long-term assets (primarily property, plant and equipment, net)...........................      327.3        344.1
                                                                                            ----------  -----------
   Total assets...........................................................................  $   677.4   $    714.5
                                                                                            ==========  ===========

Current liabilities.......................................................................  $   144.1   $    120.4
Long-term liabilities (primarily long-term debt)..........................................      331.4        368.3
Stockholders' equity......................................................................      201.9        225.8
                                                                                            ----------  -----------
   Total liabilities and stockholders' equity.............................................  $   677.4   $    714.5
                                                                                            ==========  ===========

                                                                                      Years Ended December 31,
                                                                               ------------------------------------
                                                                                  2000         1999        1998
                                                                               -----------  ----------  -----------
                                                                                     (In millions of dollars)
Net sales..................................................................... $    602.9   $   594.9   $    659.2
Costs and expenses............................................................     (617.1)     (582.9)      (651.7)
Credit (provision) for income taxes...........................................       (4.5)        0.8         (2.7)
                                                                               -----------  ----------  -----------
Net income (loss)............................................................. $    (18.7)  $    12.8   $      4.8
                                                                               ===========  ==========  ===========

Kaiser's equity in earnings (loss)............................................ $     (4.8)  $     4.9   $      5.4
                                                                               ===========  ==========  ===========

Dividends received............................................................ $      8.3   $       -   $      5.5
                                                                               ===========  ==========  ===========

      Kaiser's equity in earnings differs from the summary net income (loss) due to varying percentage ownerships in the entities and equity method accounting adjustments. Prior to December 31, 2000, Kaiser's investment in its unconsolidated affiliates exceeded its equity in their net assets and such excess was being amortized to depreciation, depletion and amortization. At
December 31, 2000, the excess investment had been fully amortized. Such amortization was approximately $10.0 million for each of the years ended
December 31, 2000, 1999 and 1998.

      Kaiser and its affiliates have interrelated operations. Kaiser provides some of its affiliates with services such as management and engineering.
Significant activities with affiliates include the acquisition and processing of bauxite, alumina, and primary aluminum. Purchases from these affiliates were
$235.7 million, $223.7 million, and $235.1 million, in the years ended December
31, 2000, 1999, and 1998, respectively.

      Other Investees
      The Company and Westbrook Firerock LLC ("WESTBROOK") each holds a 50%
interest in a joint venture which develops and manages a real estate project in
Arizona. At December 31, 2000, the joint venture had assets of $41.7 million, liabilities of $25.3 million and equity of $16.4 million. At December 31, 1999, the joint venture had assets of $43.1 million, liabilities of $17.4 million and equity of $25.7 million. For the years ended December 31, 2000 and 1999, the joint venture had income of $9.7 million and $3.7 million, respectively. For the year ended December 31, 1998, the joint venture's income was not significant.

      The Company and SunCor Development Company ("SUNCOR") each hold a 50%
interest in a joint venture which develops and manages a real estate project in
Arizona. At December 31, 2000, the joint venture had assets of $11.3 million, liabilities of $8.5 million and equity of $2.8 million. At December 31,
1999, the joint venture had assets of $19.7 million, liabilities of $10.2 million and equity of $9.5 million. For the years ended December 31, 2000, 1999 and 1998, the joint venture had income of $1.3 million, $4.8 million and $3.8 million, respectively.

11.   Short-term Borrowings

      During 2000 and 1999, the Company had average short-term borrowings outstanding of $14.7 million and $18.5 million, respectively, under the debt instruments described below. The weighted average interest rate during 2000 and
1999 was 8.4% and 7.2%, respectively.

      MAXXAM Loan Agreement (the "CUSTODIAL TRUST AGREEMENT")
      As of December 31, 2000, the Company had borrowings of $13.4 million outstanding under the Custodial Trust Agreement. This term loan bears interest at LIBOR plus 2% per annum and is secured by 7,915,000 shares of Kaiser common stock. The loan matures on October 22, 2001.

      Pacific Lumber Credit Agreement
      The "PACIFIC LUMBER CREDIT AGREEMENT," a senior secured credit facility which expires on October 31, 2001, allows for borrowings of up to $60.0 million, all of which may be used for revolving borrowings, $20.0 million of which may be used for standby letters of credit and $30.0 million of which may be used for timberland acquisitions. Borrowings are secured by all of Pacific Lumber's domestic accounts receivable and inventory. Borrowings for timberland acquisitions are also secured by the acquired timberlands and, commencing in
April 2001, are to be repaid annually from 50% of Pacific Lumber's excess cash flow (as defined). The remaining excess cash flow is available for dividends.
Upon maturity of the facility, all outstanding borrowings used for timberland acquisitions will convert to a term loan repayable over four years. As of
December 31, 2000, borrowings of $37.0 million and letters of credit of $12.5 million were outstanding, and no borrowings were available under the agreement.

      Scotia LLC Line of Credit Agreement
      Pursuant to certain liquidity requirements under the Timber Notes
Indenture, Scotia LLC has entered into an agreement (the "SCOTIA LLC LINE OF
CREDIT") with a group of banks pursuant to which Scotia LLC may borrow to pay interest on the Timber Notes. The maximum amount Scotia LLC may borrow is equal to one year's interest on the aggregate outstanding principal balance of the
Timber Notes (the "REQUIRED LIQUIDITY AMOUNT"). At December 31, 2000, the
Required Liquidity Amount was $62.0 million. The Scotia LLC Line of Credit expires on July 15, 2001. Annually, Scotia LLC will request that the banks extend the Scotia LLC Line of Credit for a period of not less than 364 days. If not extended, Scotia LLC may draw upon the full amount available. Borrowings under the Scotia LLC Line of Credit generally bear interest at the Base Rate (as defined in the agreement) plus 0.25% or at a one month or six month LIBOR rate plus 1% at any time the borrowings have not been continually outstanding for more than six months. As of December 31, 2000, Scotia LLC had no borrowings outstanding under the Scotia LLC Line of Credit.

12.     Long-term Debt

      Long-term debt consists of the following (in millions):

                                                                                                 December 31,
                                                                                            -----------------------
                                                                                               2000        1999
                                                                                            ----------  -----------
KACC Credit Agreement.....................................................................  $    30.4   $     10.4
9 7/8% KACC Senior Notes due February 15, 2002, net of discount...........................      224.8        224.6
10 7/8% KACC Senior Notes due October 15, 2006, including premium.........................      225.5        225.6
12 3/4% KACC Senior Subordinated Notes due February 1, 2003...............................      400.0        400.0
Alpart CARIFA Loans.......................................................................       56.0         60.0
Other aluminum operations debt............................................................       52.7         52.2
12% MGHI Senior Secured Notes due August 1, 2003..........................................      118.8        125.2
6.55% Scotia LLC Class A-1 Timber Collateralized Notes due July 20, 2028..................      136.7        152.6
7.11% Scotia LLC Class A-2 Timber Collateralized Notes due July 20, 2028..................      243.2        243.2
7.71% Scotia LLC Class A-3 Timber Collateralized Notes due July 20, 2028..................      463.3        463.3
Other notes and contracts, primarily secured by receivables, buildings, real estate
   and equipment..........................................................................       41.5         27.2
                                                                                            ----------  -----------
                                                                                              1,992.9      1,984.3
      Less: current maturities............................................................      (50.2)       (27.5)
           Timber Notes held in SAR Account...............................................      (59.9)           -
                                                                                            ----------  -----------
                                                                                            $ 1,882.8   $  1,956.8
                                                                                            ==========  ===========

      As of December 31, 2000 and 1999, the estimated fair value of debt, including current maturities, was $1,636.8 million and $1,897.5 million, respectively. The estimated fair value of debt is determined based on the quoted market prices for the publicly traded issues and on the current rates offered for borrowings similar to the other debt. Some of the Company's publicly traded debt issues are thinly traded financial instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market.

      1994 KACC Credit Agreement (as amended)
      KACC is able to borrow under this facility through August 15, 2001 by means of revolving credit advances and letters of credit (up to $125.0 million)
in an aggregate amount equal to the lesser of $300.0 million or a borrowing base relating to eligible accounts receivable plus eligible inventory. As of December
31, 2000, $155.3 million (of which $69.3 million could have been used for letters of credit) was available under the KACC Credit Agreement. The KACC
Credit Agreement is unconditionally guaranteed by Kaiser and by certain significant subsidiaries of KACC. Outstanding balances bear interest at a spread
(which varies based on the results of a financial test) over either a base rate or LIBOR, at KACC's option. The interest rate at December 31, 2000 was 11.0%. As of February 28, 2001, there were $94.0 million of borrowings outstanding under the KACC Credit Agreement and remaining availability of approximately $120.0 million. However, proceeds of approximately $130.0 million related to 2001 power sales are expected to be received at or near March 30, 2001, and an additional
$130.0 million of power proceeds will be received periodically through October
2001 with respect to other power sales made during the first quarter of 2001.

      The KACC Credit Agreement requires KACC to comply with certain financial covenants and places restrictions on Kaiser's and KACC's ability to, among other things, incur debt and liens, make investments, pay dividends, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business. The KACC Credit Agreement is secured by, among other things, (i) mortgages on KACC's major domestic plants (excluding KACC's
Gramercy alumina plant), (ii) subject to certain exceptions, liens on the accounts receivable, inventory, equipment, domestic patents and trademarks, and substantially all other personal property of KACC and certain of its subsidiaries, (iii) a pledge of all of the stock of KACC owned by Kaiser, and
(iv) pledges of all of the stock of a number of KACC's wholly owned domestic subsidiaries, pledges of a portion of the stock of certain foreign subsidiaries, and pledges of a portion of the stock of certain partially owned foreign affiliates.

      It is Kaiser's intention to extend or replace the KACC Credit Agreement prior to its expiration. However, in order for the KACC Credit Agreement to be extended, on a short-term basis, beyond August 2001, Kaiser will have to have a plan to retire and/or refinance the $225.0 million of KACC 9 7/8% Senior Notes due February 2002 (the "KACC 9 7/8% SENIOR NOTES"). For the KACC Credit
Agreement to be extended past February 2003, both the KACC 9 7/8% Senior Notes and the KACC 12 3/4% Senior Subordinated Notes due February 2003 (the "KACC
Senior Subordinated Notes"), will have to be retired and/or refinanced. As of
February 28, 2001, Kaiser had received approval from the KACC Credit Agreement lenders to purchase up to $50.0 million of the KACC 9 7/8% Senior Notes. As of
February 28, 2001, Kaiser has purchased approximately $1.0 million of the KACC
9 7/8% Senior Notes. Kaiser is considering the possible sale of part or all of its interest in certain operating assets. The contemplated transactions are in various stages of development. Kaiser expects that at least one operating asset will be sold. Kaiser has multiple transactions under way. It is unlikely, however, that it would consummate all of the transactions under consideration.
Further, there can be no assurance as to the likelihood, timing or terms of such sales. Kaiser would expect to use the proceeds from any such sales for debt reduction, capital spending or some combination thereof.

      10 7/8 % KACC Senior Notes due 2006 (the "KACC 10 7/8% SENIOR NOTES"),
       9 7/8 % KACC Senior Notes and
      12 3/4 % KACC Senior Subordinated Notes (collectively, the "KACC NOTES")

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

      Alpart CARIFA Loans
      In December 1991, Alumina Partners of Jamaica ("ALPART," a majority owned subsidiary of KACC) entered into a loan agreement with the Caribbean Basin
Projects Financing Authority ("CARIFA"). As of December 31, 2000, Alpart's
obligations under the loan agreement were secured by two letters of credit aggregating $59.7 million. KACC was a party to one of the two letters of credit in the amount of $38.8 million in respect of its ownership interest in Alpart.
Alpart has also agreed to indemnify bondholders of CARIFA for certain tax payments that could result from events, as defined, that adversely affect the tax treatment of the interest income on the bonds.

      During March 2000, Alpart redeemed $4.0 million principal amount of the
CARIFA loans. During March 2001, Alpart redeemed an additional $34.0 million principal amount of the CARIFA loans, and accordingly, Kaiser's letter of credit securing the loans was reduced to $15.3 million. The March 2001 redemption had a modest beneficial effect on the unused availability remaining under the KACC
Credit Agreement as the additional KACC Credit Agreement borrowings of $22.1 million required for Kaiser's share of the redemption were more than offset by a reduction in the amount of letters of credit outstanding.

      12% MGHI Senior Secured Notes due 2003 (the "MGHI NOTES")
      The MGHI Notes due August 1, 2003 are guaranteed on a senior, unsecured basis by the Company. As of March 15, 2001, the MGHI Notes are also secured by a pledge of 25,055,775 shares of the Kaiser common stock owned by MGHI, the common stock of MGI and the Intercompany Note (defined below). Interest on the MGHI
Notes is payable semi-annually.

      The net proceeds from the offering of the MGHI Notes after expenses were approximately $125.0 million, all of which was loaned to the Company pursuant to an intercompany note (the "INTERCOMPANY NOTE"). The Intercompany Note bears interest at the rate of 11% per annum (payable semi-annually on the interest payment dates applicable to the MGHI Notes) and matures on August 1, 2003. The
Company is entitled to defer the payment of interest on the Intercompany Note on any interest payment date to the extent that MGHI has sufficient available funds to satisfy its obligations on the MGHI Notes on such date. Any such deferred interest will be added to the principal amount of the Intercompany Note and will be payable at maturity. As of December 31, 2000, $47.0 million of interest had been deferred and added to principal. An additional $9.0 million of interest was deferred and added to principal on February 1, 2001.

      Scotia LLC Timber Notes
      Scotia LLC issued $867.2 million aggregate principal amount of Timber
Notes on July 20, 1998. Net proceeds from the offering of the Timber Notes were used primarily to prepay certain debt, and accordingly, in 1998 the Company recognized an extraordinary loss of $42.5 million, net of the related income tax benefit of $22.9 million, for the early extinguishment.

      The Timber Notes and the Scotia LLC Line of Credit are secured by a lien on (i) Scotia LLC's timber, timberlands and timber rights and (ii) substantially all of Scotia LLC's other property. The Timber Notes Indenture permits Scotia
LLC to have outstanding up to $75.0 million of non-recourse indebtedness to acquire additional timberlands and to issue additional timber notes provided certain conditions are met (including repayment or redemption of the remaining
$136.7 million of Class A-1 Timber Notes).

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

      In connection with the sale of the Headwaters Timberlands, Salmon Creek received proceeds of $299.9 million in cash. See Note 6. On November 18, 1999,
$169.0 million of funds from the sale of the Headwaters Timberlands were contributed to Scotia LLC and set aside in the SAR Account. Amounts in the SAR
Account are part of the collateral securing the Timber Notes and will be used to make principal payments to the extent that other available amounts are insufficient to pay Scheduled Amortization on the Class A-1 and Class A-2 Timber
Notes. In addition, during the six years beginning January 20, 2014, amounts in the SAR Account will be used to amortize the Class A-3 Timber Notes as set forth in the Timber Notes Indenture, as amended. Funds may from time to time be released to Scotia LLC from the SAR Account if the amount in the account exceeds the then Required Scheduled Amortization Reserve Balance (as defined in the
Timber Notes Indenture). If the balance in the SAR Account falls below the
Required Scheduled Amortization Reserve Balance, up to 50% of any Remaining
Funds (funds that could otherwise be released to Scotia LLC free of the lien securing the Timber Notes) is required to be used on each monthly deposit date to replenish the SAR Account. The amount attributable to Timber Notes held in the SAR Account of $52.7 million reflected in Note 7 represents $59.9 million principal amount of reacquired Timber Notes. Repurchases made during the year ended December 31, 2000, resulted in an extraordinary gain of $3.8 million, net of tax.

      Principal and interest on the Timber Notes are payable semi-annually on
January 20 and July 20. On the January 22, 2001, note payment date for the
Timber Notes, Scotia LLC had $40.8 million set aside in the note payment account to pay the $31.0 million of interest due and $9.8 million of principal. Scotia
LLC repaid an additional $3.3 million of principal using funds held in the SAR
Account resulting in a total principal payment of $13.1 million (an amount equal to Scheduled Amortization). In addition $10.8 million in funds representing the excess in the SAR Account above the Required Scheduled Amortization Reserve
Balance were released from the SAR Account on January 22, 2001.

      Maturities
      Scheduled maturities of long-term debt outstanding at December 31, 2000 are as follows (in millions):

                                                                  Years Ending December 31,
                                         --------------------------------------------------------------------------
                                            2001        2002        2003         2004         2005      Thereafter
                                         ----------  ----------- -----------  -----------  -----------  -----------
KACC Credit Agreement................... $    30.4   $        -  $        -   $        -   $        -   $        -
KACC 9 7/8% Senior Notes................         -        224.8           -            -            -            -
KACC 10 7/8% Senior Notes...............         -            -           -            -            -        225.5
KACC 12 3/4% Senior Subordinated Notes..         -            -       400.0            -            -            -
Alpart CARIFA Loans.....................         -            -           -            -            -         56.0
Other aluminum operations debt..........       1.2          0.2         0.2          0.2          0.2         50.7
MGHI Notes..............................        -             -       118.8            -            -            -
Timber Collateralized Notes.............      16.3         17.2        19.3         22.2         25.1        683.2
Other...................................       2.3          6.4         0.8          0.9          0.9         30.2
                                         ----------  ----------- -----------  -----------  -----------  -----------
                                         $    50.2   $    248.6  $    539.1   $     23.3   $     26.2   $  1,045.6
                                         ==========  =========== ===========  ===========  ===========  ===========

      Capitalized Interest
      Interest capitalized during the years ended December 31, 2000, 1999 and
1998 was $7.0 million, $3.5 million and $3.5 million, respectively.

      Restricted Net Assets of Subsidiaries and Pledges of Subsidiary Stock
      Certain debt instruments restrict the ability of the Company's subsidiaries to transfer assets, make loans and advances and pay dividends to the Company. As of December 31, 2000, all of the assets relating to the
Company's aluminum, forest products and racing operations are subject to such restrictions and certain assets of the Company's real estate operations are pledged or serve as collateral. As of March 15, 2001, the Company and MGHI have pledged a total of 32,970,775 shares of Kaiser common stock (representing a
41.4% interest in Kaiser) under various indentures and loan agreements.

13.     Income Taxes

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

                                                                                     Years Ended December 31,
                                                                                -----------------------------------
                                                                                   2000        1999         1998
                                                                                ----------  ----------  -----------
Domestic......................................................................      (44.2)  $   109.5   $   (118.7)
Foreign.......................................................................      104.5       (15.0)        72.1
                                                                                ----------  ----------  -----------
                                                                                     60.3   $    94.5   $    (46.6)
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

                                                                                     Years Ended December 31,
                                                                                -----------------------------------
                                                                                   2000        1999        1998
                                                                                ----------  ----------  -----------
Current:
   Federal....................................................................  $    (1.8)  $    (0.6)  $     (1.8)
   State and local............................................................       (0.2)          -         (0.4)
   Foreign....................................................................      (35.3)      (23.1)       (16.5)
                                                                                ----------  ----------  -----------
                                                                                    (37.3)      (23.7)       (18.7)
                                                                                ----------  ----------  -----------
Deferred:
   Federal....................................................................       25.7        (8.9)        54.9
   State and local............................................................       (6.6)      (18.2)         8.4
   Foreign....................................................................       (8.9)        7.1        (12.5)
                                                                                ----------  ----------  -----------
                                                                                     10.2       (20.0)        50.8
                                                                                ----------  ----------  -----------
                                                                                $   (27.1)  $   (43.7)  $     32.1
                                                                                ==========  ==========  ===========

      A reconciliation between the credit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to income
(loss) before income taxes and minority interests is as follows (in millions):

                                                                                     Years Ended December 31,
                                                                                -----------------------------------
                                                                                   2000        1999         1998
                                                                                ----------  ----------  -----------
Income (loss) before income taxes and minority interests .....................  $    60.3   $    94.5   $    (46.6)
                                                                                ==========  ==========  ===========

Amount of federal income tax credit (provision) based upon the statutory rate.  $   (21.1)  $   (33.1)  $     16.3
Revision of prior years' tax estimates and other changes in valuation
   allowances ................................................................       (2.3)        4.1         14.5
Percentage depletion..........................................................        3.0         2.8          3.2
Foreign taxes, net of federal tax benefit.....................................       (3.2)       (3.2)        (1.9)
State and local taxes, net of federal tax effect..............................       (3.2)      (12.7)        (0.6)
Other.........................................................................       (0.3)       (1.6)         0.6
                                                                                ----------  ----------  -----------
                                                                                $   (27.1)  $   (43.7)  $     32.1
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

                                                                                                 December 31,
                                                                                               2000        1999
                                                                                            ----------  -----------
Deferred income tax assets:
   Postretirement benefits other than pensions............................................  $   271.9   $    279.3
   Loss and credit carryforwards..........................................................      266.2        254.2
   Other liabilities......................................................................      286.5        283.0
   Costs capitalized only for tax purposes................................................       63.0         63.7
   Real estate............................................................................       28.8         33.4
   Timber and timberlands.................................................................       28.1         32.2
   Other..................................................................................       30.7         38.7
   Valuation allowances...................................................................     (137.3)      (141.4)
                                                                                            ----------  -----------
      Total deferred income tax assets, net...............................................      837.9        843.1
                                                                                            ----------  -----------
Deferred income tax liabilities:
   Property, plant and equipment..........................................................     (112.1)      (109.5)
   Deferred gains on sales of timber and timberlands......................................     (130.4)      (104.3)
   Other..................................................................................      (43.6)       (85.7)
                                                                                            ----------  -----------
      Total deferred income tax liabilities...............................................     (286.1)      (299.5)
                                                                                            ----------  -----------
Net deferred income tax assets............................................................  $   551.8   $    543.6
                                                                                            ==========  ===========

      As of December 31, 2000, $464.2 million of the net deferred income tax assets listed above are attributable to Kaiser. A principal component of this amount is the $238.1 million tax benefit, net of certain valuation allowances, associated with the accrual for postretirement benefits other than pensions. The future tax deductions with respect to the turnaround of this accrual will occur over a 30 to 40 year period. If such deductions create or increase a net operating loss, Kaiser has the ability to carry forward such loss for 20 taxable years. For reasons discussed below, the Company believes a long-term view of profitability is appropriate and has concluded that this net deferred income tax asset will more likely than not be realized. Included in the remaining $226.1 million of Kaiser's net deferred income tax assets is $101.4 million attributable to the tax benefit of loss and credit carryforwards, net of valuation allowances. A substantial portion of the valuation allowances for
Kaiser relate to loss and credit carryforwards. The Company evaluated all appropriate factors to determine the proper valuation allowances for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization.
With regard to future levels of income, the Company believes that Kaiser, based on the cyclical nature of its business, its history of operating earnings and its expectations for future years, will more likely than not generate sufficient taxable income to realize the benefit attributable to the loss and credit carryforwards for which valuation allowances were not provided.

      The net deferred income tax assets listed above which are not attributable to Kaiser are $87.6 million as of December 31, 2000. This amount includes $133.6 million attributable to the tax benefit of loss and credit carryforwards, net of valuation allowances. The Company evaluated all appropriate factors in determining the realizability of the deferred tax assets attributable to loss and credit carryforwards, including any limitations on their use, the year the carryforwards expire and the levels of taxable income necessary for utilization.
Based on this evaluation of the appropriate factors to determine the proper valuation allowances for these carryforwards, the Company believes that it is more likely than not that it will realize the benefit for the carryforwards for which valuation allowances were not provided. The deferred income tax liabilities related to deferred gains on sales of timber and timberlands are a result of the sales of the Headwaters Timberlands (1999) and the Owl Creek grove
(2000).

      As of December 31, 2000 and 1999, $64.0 million and $51.1 million, respectively, of the net deferred income tax assets listed above are included in prepaid expenses and other current assets. Certain other portions of the deferred income tax liabilities listed above are included in other accrued liabilities and other noncurrent liabilities.

      The following table presents the estimated tax attributes for federal income tax purposes at December 31, 2000 attributable to the Company and Kaiser
(in millions). The utilization of certain of these tax attributes is subject to limitations.

                                                                         The Company                 Kaiser
                                                                   -----------------------  -----------------------
                                                                                 Expiring                Expiring
                                                                                 Through                  Through
                                                                                ----------              -----------
Regular Tax Attribute Carryforwards:
   Current year net operating loss...............................  $     24.2        2020   $       -            -
   Prior year net operating losses...............................       338.1        2019        84.9         2019
   General business tax credits..................................         0.2        2002         1.0         2011
   Foreign tax credits...........................................           -           -        67.1         2005
   Alternative minimum tax credits...............................         1.8  Indefinite        25.8   Indefinite

Alternative Minimum Tax Attribute Carryforwards:
   Current year net operating loss...............................  $     24.2        2020   $       -            -
   Prior year net operating losses...............................       344.2        2019        45.3         2019
   Foreign tax credits...........................................           -           -        89.8         2005

      The income tax credit (provision) related to other comprehensive income was $(0.1) million and $0.7 million for the years ended December 31, 2000 and
1999, respectively. There was no tax provision related to other comprehensive income for the year ended December 31, 1998.

14.     Employee Benefit and Incentive Plans

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

      The following tables present the changes, status and assumptions of the
Company's pension and other postretirement benefit plans as of December 31, 2000 and 1999, respectively (in millions):

                                                                      Pension Benefits      Medical/Life Benefits
                                                                   -----------------------  -----------------------
                                                                               Years Ended December 31,
                                                                   ------------------------------------------------
                                                                      2000         1999        2000        1999
                                                                   -----------  ----------  ----------  -----------
Change in benefit obligation:
   Benefit obligation at beginning of year.......................  $    856.3   $   924.5   $   621.8   $    623.6
   Service cost..................................................        21.4        17.5         5.7          5.6
   Interest cost.................................................        64.5        63.5        45.5         42.0
   Plan participants' contributions..............................           -           -         1.1          0.4
   Actuarial (gain) loss.........................................        10.9       (51.6)       81.0         (1.0)
   Currency exchange rate change.................................           -        (5.7)          -            -
   Curtailments, settlements and amendments......................        33.7         0.4       (33.0)           -
   Benefits paid.................................................       (94.2)      (92.3)      (55.4)       (48.8)
                                                                   -----------  ----------  ----------  -----------
      Benefit obligation at end of year                                 892.6       856.3       666.7        621.8
                                                                   -----------  ----------  ----------  -----------

Change in plan assets:
   Fair value of plan assets at beginning of year................       916.1       850.1           -            -
   Actual return on assets.......................................       (20.4)      142.1           -            -
   Employer contributions........................................        10.8        16.2        54.3         48.4
   Plan participants' contributions..............................           -           -         1.1          0.4
   Benefits paid.................................................       (94.2)      (92.3)      (55.4)       (48.8)
                                                                   -----------  ----------  ----------  -----------
   Fair value of plan assets at end of year......................       812.3       916.1           -            -
                                                                   -----------  ----------  ----------  -----------

   Benefit obligation in excess of (less than) plan assets.......        80.3       (59.8)      666.7        621.8
   Unrecognized actuarial gain (loss)............................        36.9       152.5       (19.2)        60.9
   Unrecognized prior service costs..............................       (46.0)      (16.2)       78.2         57.8
   Adjustment required to recognize minimum liability............         1.8         1.2           -            -
   Intangible asset and other....................................         3.0         2.6           -            -
                                                                   -----------  ----------  ----------  -----------
      Accrued benefit liability..................................  $     76.0   $    80.3   $   725.7   $    740.5
                                                                   ===========  ==========  ==========  ===========

      With respect to Kaiser's pension plans, the benefit obligation was $835.8 million and $806.0 million as of December 31, 2000 and 1999, respectively. The benefit obligation exceeded Kaiser's fair value of plan assets by $77.8 million as of December 31, 2000. Kaiser's fair value of plan assets was less than this obligation by $51.8 million as of December 31, 1999.

      The postretirement medical/life benefit obligation attributable to
Kaiser's plans was $658.2 million and $615.4 million as of December 31, 2000 and
1999, respectively. The postretirement medical/life benefit liability recognized in the Company's Consolidated Balance Sheet attributable to Kaiser's plans was
$714.9 million and $729.8 million as of December 31, 2000 and 1999, respectively.

                                                            Pension Benefits             Medical/Life Benefits
                                                     ------------------------------  ------------------------------
                                                                        Years Ended December 31,
                                                     --------------------------------------------------------------
                                                       2000       1999      1998       2000      1999       1998
                                                     ---------  --------  ---------  --------- ---------  ---------
Components of net periodic benefit costs:
   Service cost....................................  $   21.4   $  17.5   $   16.8   $    5.7  $    5.6   $    4.6
   Interest cost...................................      64.5      63.5       63.1       45.5      42.0       37.9
   Expected return on assets.......................     (81.9)    (76.3)     (72.3)         -         -          -
   Amortization of prior service costs.............       4.0       3.4        3.3      (12.9)    (12.1)     (12.5)
   Recognized net actuarial (gain) loss............      (2.5)      0.7        1.4       (0.3)     (0.2)      (7.2)
                                                     ---------  --------  ---------  --------- ---------  ---------
   Net periodic benefit costs......................       5.5       8.8       12.3       38.0      35.3       22.8
   Curtailments, settlements and other.............       0.1       0.4        3.2          -         -          -
                                                     ---------  --------  ---------  --------- ---------  ---------
      Adjusted net periodic benefit costs..........  $    5.6   $   9.2   $   15.5   $   38.0  $   35.3   $   22.8
                                                     =========  ========  =========  ========= =========  =========

      The net periodic pension costs attributable to Kaiser's plans was $3.6 million, $5.4 million and $9.1 million for the years ended December 31, 2000,
1999 and 1998, respectively.

      Included in the net periodic postretirement medical/life benefit cost is
$37.5million, $34.6 million and $22.2 million for the years ended December 31,
2000, 1999 and 1998, respectively, attributable to Kaiser's plans.

      The aggregate fair value of plan assets and accumulated benefit obligation for pension plans with plan assets in excess of accumulated benefit obligations were $843.7 million and $805.4 million, respectively, as of December 31, 2000, and $836.4 million and $729.3 million, respectively, as of December 31, 1999.

                                                                    Pension Benefits        Medical/Life Benefits
                                                                ------------------------  -------------------------
                                                                             Years Ended December 31,
                                                                ---------------------------------------------------
                                                                  2000    1999     1998     2000     1999     1998
                                                                ------- -------  -------  -------  -------  -------
Weighted-average assumptions:
   Discount rate..............................................     7.8%    7.8%     7.0%     7.8%     7.8%    7.0%
   Expected return on plan assets.............................     9.5%    9.5%     9.5%       -        -       -
   Rate of compensation increase..............................     4.0%    4.0%     5.0%     4.0%     4.0%    4.0%

      In 2000, the average annual assumed rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) is 8.0% for all participants. The assumed rate of increase is assumed to decline gradually to
5.0% in 2009 for all participants and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates as of December 31, 2000 would have the following effects (in millions):

                                                                                  1-Percentage-     1-Percentage-
                                                                                  Point Increase    Point Decrease
                                                                                 ----------------  ----------------
Effect on total of service and interest cost components......................... $       6.9       $    (5.1)
Effect on the postretirement benefit obligations................................        69.4           (49.0)

      Savings and Incentive Plans
      The Company has various defined contribution savings plans designed to enhance the existing retirement programs of participating employees. Kaiser has an unfunded incentive compensation program which provides incentive compensation based upon performance against annual plans and over rolling three-year periods.
Expenses incurred by the Company for all of these plans were $7.7 million, $7.8 million and $9.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

15.   Minority Interests

      Minority interests represent the following (in millions):

                                                                                                 December 31,
                                                                                            -----------------------
                                                                                               2000        1999
                                                                                            ----------  -----------
Kaiser:
   Common stock, par $.01.................................................................  $    31.7   $     25.0
   Minority interests attributable to Kaiser's subsidiaries...............................      101.1        117.7
                                                                                            ----------  -----------
                                                                                            $   132.8   $    142.7
                                                                                            ==========  ===========

      KACC Redeemable Preference Stock
      In 1985, KACC issued its Cumulative (1985 Series A) Preference Stock and its Cumulative (1985 Series B) Preference Stock (together, the "REDEEMABLE
PREFERENCE STOCK") each of which has a par value of $1 per share and a liquidation and redemption value of $50 per share plus accrued dividends, if any. No additional Redeemable Preference Stock is expected to be issued. In connection with the USWA settlement agreement (see Note 4), during March 2001,
Kaiser redeemed all of the Cumulative Preference Stock (350,872 shares outstanding at December 31, 2000). The amount applicable to the unredeemed shares at December 31, 2000, of $17.5 million is included in other accrued liabilities. The net cash impact of the redemption on Kaiser was only approximately $5.5 million because approximately $12.0 million of the redemption amount had previously been funded into redemption funds (included in prepaid expenses and other current assets).

      Preference Stock
      KACC has four series of $100 par value Cumulative Convertible Preference
Stock ("$100 PREFERENCE STOCK") outstanding with annual dividend requirements of between 4 1/8% and 4 3/4%. KACC has the option to redeem the $100 Preference
Stock at par value plus accrued dividends. KACC does not intend to issue any additional shares of the $100 Preference Stock. The $100 Preference Stock can be
exchanged for per share cash amounts between $69 to $80. KACC records the $100
Preference Stock at their exchange amounts for financial statement presentation and the Company includes such amounts in minority interests. At December 31,
2000 and 1999, outstanding shares of $100 Preference Stock were 9,250 and
19,538, respectively.

      Kaiser Common Stock Incentive Plans
      Kaiser has a total of 8,000,000 shares of Kaiser common stock reserved for issuance under its incentive compensation programs. At December 31, 2000,
1,861,752 shares were available for issuance under these plans. Pursuant to
Kaiser's nonqualified stock option program, stock options are granted at or above the prevailing market price, generally vest at the rate of 20% to 33% per year and have a five or ten year term. Information relating to nonqualified stock options is shown below. The prices shown in the table below are the weighted average price per share for the respective number of underlying shares.

                                           2000                        1999                        1998
                                --------------------------  --------------------------- ---------------------------
                                   Shares        Price         Shares        Price         Shares        Price
                                ------------  ------------  ------------  ------------- ------------- -------------
Outstanding at beginning of
   year.......................    4,239,210   $     10.24     3,049,122   $       9.98       819,752  $      10.45
Granted.......................      757,335         10.23     1,218,068          11.15     2,263,170          9.79
Exercised.....................            -                      (7,920)          7.25       (10,640)         7.25
Expired or forfeited..........     (620,598)        11.08       (20,060)         11.02       (23,160)         9.60
                                ------------                ------------                -------------
Outstanding at end of year....    4,375,947         10.24     4,239,210          10.24     3,049,122          9.98
                                ============                ============                =============

Exercisable at end of year....    2,380,491   $     10.18     1,763,852   $      10.17     1,261,262  $      10.09
                                ============                ============                =============

      Options exercisable at December 31, 2000, had exercise prices ranging from
$6.13 to $12.75 and a weighted average remaining contractual life of 3.4 years.

16.   Stockholders' Equity

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

      Stock Option and Restricted Stock Plans
      In 1994, the Company adopted the MAXXAM 1994 Omnibus Employee Incentive
Plan (the "1994 OMNIBUS PLAN"). Up to 1,000,000 shares of common stock and
1,000,000 shares of Class A Preferred Stock were reserved for awards or for payment of rights granted under the 1994 Omnibus Plan of which 338,192 and
910,000 shares, respectively, were available to be awarded at December 31, 2000.
The 1994 Omnibus Plan replaced the Company's 1984 Phantom Share Plan (the "1984
PLAN") which expired in June 1994, although previous grants thereunder remain outstanding. The options (or rights, as applicable) granted in 1998, 1999 and
2000 generally vest at the rate of 20% per year commencing one year from the date of grant. The following table summarizes the options or rights outstanding and exercisable relating to the 1984 Plan and the 1994 Omnibus Plan. The prices shown are the weighted average price per share for the respective number of underlying shares.

                                           2000                        1999                        1998
                                --------------------------  --------------------------- ---------------------------
                                   Shares         Price        Shares         Price        Shares         Price
                                ------------  ------------  ------------  ------------- ------------- -------------
Outstanding at beginning of
   year.......................      401,400   $     44.36       302,000   $      41.88       296,800  $      38.47
Granted.......................      199,800         16.08       107,500          51.12        79,500         48.93
Exercised.....................            -             -        (6,600)         38.31       (53,200)        33.09
Expired or forfeited..........            -             -        (1,500)         56.00       (21,100)        42.03
                                ------------                ------------                -------------
Outstanding at end of year....      601,200         34.96       401,400          44.36       302,000         41.93
                                ============                ============                =============

Exercisable at end of year....      225,500   $     41.09       160,400   $      38.42       107,700  $      36.32
                                ============                ============                =============

      The following table summarizes information about stock options outstanding as of December 31, 2000:

                                                       Weighted Average
        Range of                                          Remaining                    Weighted Average              Options
    Exercise Prices               Shares               Contractual Life                 Exercise Price             Exercisable
------------------------     -----------------    --------------------------       -------------------------     ----------------
    $15.90 - $16.38                   199,800              10.0 years                   $         16.08                       -
         $28.00                         6,000               1.9 years                             28.00                    6,000
    $30.38 - $45.50                   234,900               6.3 years                             39.59                  149,800
    $46.80 - $56.00                   160,500               7.1 years                             51.95                   69,700
                             -----------------                                                                   ----------------
                                      601,200               7.7 years                             34.96                  225,500
                             =================                                                                   ================

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

      Concurrent with the adoption of the 1994 Omnibus Plan, the Company adopted the MAXXAM 1994 Non- Employee Director Plan (the "1994 DIRECTOR PLAN"). Up to
35,000 shares of common stock are reserved for awards under the 1994 Director
Plan. Options were granted to non-employee directors to purchase 2,300 shares of common stock in 2000 and 1,800 shares for each of the years 1999 and 1998. The weighted average exercise prices of these options are $26.19, $62.00 and $60.94 per share, respectively, based on the quoted market price at the date of grant.
The options vest at the rate of 25% per year commencing one year from the date of grant. At December 31, 2000, options for 6,000 shares were exercisable.

      The Company applies the "intrinsic value" method described by Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and
related interpretations to account for stock and stock-based compensation awards. In accordance with Statement of Financial Accounting Standards No. 123,
"Accounting for Stock-Based Compensation," the Company calculated pro forma compensation cost for all stock options granted using the "fair value" method.
The fair values of the stock options granted were estimated using the
Black-Scholes option pricing model. The Company's pro forma income (loss) before extraordinary item and diluted earnings per share before extraordinary items would have been $25.5 million and $3.37 per share, respectively, for the year ended December 31, 2000, $69.1 million and $8.91 per share, respectively, for the year ended December 31, 1999, and $(17.8) million and $(2.54) per share, respectively, for the year ended December 31, 1998.

      Shares Reserved for Issuance
      At December 31, 2000, the Company had 2,446,702 common shares and
1,000,000 Class A Preferred shares reserved for future issuances in connection with various options, convertible securities and other rights as described in this Note.

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

      Voting Control
      As of December 31, 2000, Federated Development Inc., a wholly owned subsidiary of Federated Development Company ("FEDERATED"), and Mr. Charles E.
Hurwitz beneficially owned (exclusive of securities acquirable upon exercise of stock options) an aggregate of 99.1% of the Company's Class A Preferred Stock and 42.4% of the Company's common stock (resulting in combined voting control of approximately 70.6% of the Company). Mr. Hurwitz is the Chairman of the Board
and Chief Executive Officer of the Company and Chairman and Chief Executive
Officer of Federated. Federated is wholly owned by Mr. Hurwitz, members of his immediate family and trusts for the benefit thereof.

17.   Commitments and Contingencies

      Commitments
      Minimum rental commitments under operating leases at December 31, 2000 are as follows: years ending December 31, 2001 - $44.0 million; 2002 - $38.7 million; 2003 - $34.9 million; 2004 - $31.0 million; 2005 - $27.7 million;
thereafter - $80.5 million. Rental expense for operating leases was $48.6 million, $47.3 million and $39.6 million for the years ended December 31, 2000,
1999 and 1998, respectively. The minimum future rentals receivable under noncancellable subleases at December 31, 2000 were $132.3 million.

      Kaiser has a long-term liability, net of estimated sublease income
(included in other noncurrent liabilities), on a building in which Kaiser has not maintained offices for a number of years, but for which it is responsible for lease payments as master tenant through 2008 under a sale-and-leaseback agreement. During 2000, Kaiser reduced its net lease obligation by $17.0 million
(see Note 2) to reflect new third-party sublease agreements which resulted in occupancy and lease rates above those previously projected.

   Aluminum Operations

      Environmental Contingencies
      Kaiser is subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to claims and litigation based upon such laws. Kaiser is subject to a number of claims under the Comprehensive Environmental Response,
Compensation and Liability Act of 1980 (as amended by the Superfund Amendments
Reauthorization Act of 1986, "CERCLA"), and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under CERCLA.

      Based on Kaiser's evaluation of these and other environmental matters,
Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. The following table presents the changes in such accruals, which are primarily included in other noncurrent liabilities (in millions):

                                                                                     Years Ended December 31,
                                                                                -----------------------------------
                                                                                   2000        1999        1998
                                                                                ----------  ----------  -----------
Balance at beginning of year..................................................  $    48.9   $    50.7   $     29.7
Additional accruals...........................................................        2.6         1.6         24.5
Less expenditures.............................................................       (5.4)       (3.4)        (3.5)
                                                                                ----------  ----------  -----------
Balance at end of year........................................................  $    46.1   $    48.9   $     50.7
                                                                                ==========  ==========  ===========

      These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and Kaiser's assessment of the likely remediation action to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 million to $12.0 million for the years 2001 through
2005 and an aggregate of approximately $21.0 million thereafter.

      As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. Kaiser believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $35.0 million. As the resolution of these matters is subject to further regulatory review and approval, no specific assurances can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, Kaiser is working to resolve certain of these matters. Kaiser believes that it has insurance coverage available to recover certain incurred and future environmental costs and is pursuing claims in this regard. During December 1998,
Kaiser received recoveries totaling approximately $35.0 million from certain of its insurers related to current and future claims. Based on Kaiser's analysis, a total of $12.0 million of such recoveries was allocable to previously accrued
(expensed) items and, therefore, was reflected in earnings during 1998. The remaining recoveries were offset against increases in the total amount of environmental reserves. No assurances can be given that Kaiser will be successful in other attempts to recover incurred or future costs from other insurers or that the amount of recoveries received will ultimately be adequate to cover costs incurred. While uncertainties are inherent in the final outcome of these environmental matters, and it is impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      Asbestos Contingencies
      Kaiser is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with Kaiser or exposure to products containing asbestos produced or sold by Kaiser. The lawsuits generally relate to products Kaiser has not sold for more than 20 years.

      The following table presents the changes in number of such claims pending for the years ended December 31, 2000, 1999, and 1998.

                                                                                     Years Ended December 31,
                                                                                -----------------------------------
                                                                                   2000        1999        1998
                                                                                ----------  ----------  -----------
Number of claims at beginning of year.........................................    100,000      86,400       77,400
Claims received...............................................................     30,600      29,300       22,900
Claims settled or dismissed...................................................    (19,800)    (15,700)     (13,900)
                                                                                ----------  ----------  -----------
Number of claims at end of year...............................................    110,800     100,000       86,400
                                                                                ==========  ==========  ===========
Number of claims at end of period (included above) covered by agreements under
   which Kaiser expects to settle over an extended period.....................     66,900      31,900       30,000
                                                                                ==========  ==========  ===========

      Kaiser maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed over a 10 year period
(i.e., through 2010). Kaiser's estimate is based on its view, at each balance sheet date, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin
Ehrmantraut Klein & Nash, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs, and Kaiser's actual costs could exceed its estimates due to changes in facts and circumstances after the date of each estimate. Further, while Kaiser does not believe there is a reasonable basis for estimating asbestos-related costs beyond 2010 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2010, Kaiser expects that such costs are likely to continue beyond 2010, and that such costs could be substantial.

      Kaiser believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although Kaiser has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements, and disputes with certain carriers exist. The timing and amount of future recoveries from these and other insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies. Kaiser believes that substantial recoveries from the insurance carriers are probable. Kaiser reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller Ehrman White &
McAuliffe LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. During 2000, Kaiser filed suit against a group of its insurers, after negotiations with certain of the insurers regarding an agreement covering both reimbursement amounts and the timing of reimbursement payments were unsuccessful. The litigation is intended, among other things, to:
(1) ensure that the insurers provide Kaiser with timely and appropriate reimbursement payments for asbestos-related settlements and related legal costs incurred; and (2) to resolve certain issues between the parties with respect to how specific provisions of the applicable insurance policies are to be applied.
Given the significance of expected asbestos-related payments in 2001 and 2002 based on settlement agreements in place at December 31, 2000, the receipt of timely and appropriate reimbursements from such insurers is critical to Kaiser's liquidity. The court is not expected to try the case until late 2001 or 2002.
Kaiser is continuing to receive cash payments from the insurers.

      The following tables present the historical information regarding Kaiser's asbestos-related balances and cash flows (in millions).

                                                                                                December 31,
                                                                                         --------------------------
                                                                                            2000           1999
                                                                                         -----------   ------------
Liability (current portion of $130.0 and $53.0, respectively) ........................   $    492.4    $     387.8
Receivable (included in long-term receivables and other assets)(1) ...................       (406.3)        (315.5)
                                                                                         -----------   ------------

                                                                                         $     86.1    $      72.3
                                                                                         ===========   ============
----------------
(1)   The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that
      Kaiser will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed Kaiser's aggregate insurance coverage. As of December 31, 2000 and 1999, $36.9 million and $25.0 million, respectively, of the receivable amounts relate to costs paid. The remaining receivable amounts relate to costs that are expected to be paid by Kaiser in the future.

                                                                     Year Ended December 31,
                                                              ------------------------------------     Inception
                                                                 2000        1999         1998          To Date
                                                              ----------  ----------  ------------  ---------------
Payments made, including related legal costs...............   $    99.5   $    24.6   $      18.5   $        220.5
Insurance recoveries.......................................       (62.8)       (6.6)        (19.9)          (131.3)
                                                              ----------  ----------  ------------  ---------------
                                                              $    36.7   $    18.0   $      (1.4)  $         89.2
                                                              ==========  ==========  ============  ===============

                                                                                December 31, 2000
                                                              -----------------------------------------------------
                                                                 2001 and 2002        2003 to 2005      Thereafter
                                                              -------------------  ------------------   -----------
Expected annual payment amounts, before considering insurance
   recoveries.................................................  $110.0 - $135.0       $25.0 - $50.0       $125.0

      Kaiser continues to monitor claims activity, the status of lawsuits
(including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from
Kaiser's underlying assumptions. This process resulted in Kaiser reflecting charges of $43.0 million, $53.2 million, and $12.7 million (included in investment, interest and other income (expense), net) in the years ended
December 31, 2000, 1999, and 1998, respectively, for asbestos-related claims, net of expected insurance recoveries, based on recent cost and other trends experienced by Kaiser and other companies. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on the Company's consolidated financial position or liquidity. However, as Kaiser's estimates are periodically re-evaluated, additional charges may be necessary and such charges could be material to the results of the period in which they are recorded.

      Labor Matters
      In connection with the USWA strike and subsequent lock-out by Kaiser, which was settled in September 2000, certain allegations of unfair labor practices ("ULPS") were filed with the National Labor Relations Board ("NLRB")
by the USWA. Kaiser responded to all such allegations and believes that they were without merit. Twenty-two of twenty-four allegations of ULPs previously brought against Kaiser by the USWA have been dismissed. A trial before an administrative law judge for the two remaining allegations commenced in November
2000 and is continuing. Kaiser is unable to estimate when the trial will be completed. Any outcome from the trial before the administrative law judge would be subject to additional appeals by the general counsel of the NLRB, the USWA or Kaiser. This process could take months or years. If these proceedings eventually resulted in a final ruling against Kaiser with respect to either allegation, it could be obligated to provide back pay to USWA members at the five plants and such amount could be significant. Kaiser continues to believe that the charges are without merit. While uncertainties are inherent in matters such as this and it is presently impossible to determine the actual costs, if any, that may ultimately arise in connection with this matter, Kaiser's management does not believe that the outcome of this matter will have a material adverse impact on the Company's liquidity or financial position. However, amounts paid, if any, in satisfaction of this matter could be significant to the results of the period in which they are recorded.

      Forest Products Operations
      Regulatory and environmental matters play a significant role in the
Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP (defined below) and
Pacific Lumber's timber operator's license, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. As further described in Note 6, on March 1, 1999, Pacific
Lumber and the Company consummated the Headwaters Agreement with the United
States and California. In addition to the transfer of the Headwaters Timberlands described in Note 6, a sustained yield plan (the "SYP") and a multiple- species habitat conservation plan (the "HCP") were approved and incidental take permits related to the HCP (the "PERMITS") were issued.

       The SYP complies with certain California Board of Forestry and Fire
Protection regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years
(subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the California Department of Forestry and Fire Protection
(the "CDF"). Revised SYPs will be prepared every decade that address the harvest level based upon reassessment of changes in the resource base and other factors.
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

      Under the Federal Clean Water Act, the Environmental Protection Agency
("EPA") is required to establish total maximum daily load limits ("TMDLS") in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board are in the process of establishing TMDLs for 17 northern California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In the
December 1999 EPA report dealing with TMDLs on two of the nine water courses, the agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. However, the September 2000 report by the staff of the North Coast
Regional Water Quality Control Board proposed various actions, including restrictions on harvesting beyond those required under the HCP. Dates for hearings concerning these matters have not been scheduled. Establishment of the final TMDL requirements applicable to the Company's timberlands will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On December 2, 1997, a lawsuit entitled Jennie Rollins, et al. v. Charles Hurwitz, John Campbell,
Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific Holding Company,
MAXXAM Group Inc., MAXXAM Inc., Barnum Timber Company, et al. (the "Rollins
lawsuit") was filed. On March 5, 2001, the parties in the Rollins lawsuit reached an agreement to settle this matter. Substantially all of the amounts to be paid to the plaintiffs will be paid by the Company's insurers. Still pending is a similar lawsuit, also filed on December 2, 1997, entitled Kristi Wrigley, et al. v. Charles Hurwitz, John Campbell, Pacific Lumber, MAXXAM Group Holdings
Inc., Scotia Pacific Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia
Pacific Company LLC, et al. (the "Wrigley lawsuit"). This action alleges, among other things, that the defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the
Elk River watershed.

      On January 28, 1997, an action was filed against Pacific Lumber entitled
Ecological Rights Foundation, Mateel Environmental v. Pacific Lumber (the "ERF
lawsuit") in the U.S. District Court in the Northern District of California.
This action alleges that Pacific Lumber has discharged pollutants into federal waterways, and the plaintiffs are seeking to enjoin Pacific Lumber from continuing such actions, civil penalties of up to $25,000 per day for each violation, remediation and other damages. This case was dismissed by the
District Court on August 19, 1999, but the dismissal was reversed by the U.S.
Ninth Circuit Court of Appeals on October 30, 2000, and the case was remanded to the District Court, but no further proceedings have occurred. The Company believes that it has strong factual and legal defenses with respect to the
Wrigley lawsuit and ERF lawsuit; however, there can be no assurance that they will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

      On March 31, 1999, an action entitled Environmental Protection Information
Center, Sierra Club v. California Department of Forestry and Fire Protection,
California Department of Fish and Game, The Pacific Lumber Company, Scotia
Pacific Company LLC, Salmon Creek Corporation, et al. (the "EPIC-SYP/PERMITS
LAWSUIT") was filed alleging various violations of the CESA and the California
Environmental Quality Act, and challenging, among other things, the validity and legality of the Permits issued by California and the SYP. On March 31, 1999, an action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley
v. California Department of Forestry and Fire Protection, The Pacific Lumber
Company, Scotia Pacific Company LLC and Salmon Creek Corporation (the "USWA
LAWSUIT") was filed also challenging the validity and legality of the SYP. The
Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the Company is working with the relevant government agencies to defend these challenges.
Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber.

      On or about February 23, 2001, Pacific Lumber received a letter from the
Environmental Protection Information Association of its 60-day notice of intent to sue Pacific Lumber under the federal Clean Water Act ("CWA"). The letter alleges a number of violations of the CWA by Pacific Lumber in certain watersheds since 1990. If filed, the lawsuit will purportedly seek declarative and injunction relief for past violations and to prevent future violations, as well as civil penalties. Such civil penalties could be up to $25,000 per day for each continuing violation. The Company does not know when or if a lawsuit will be filed regarding this matter, or if a lawsuit is filed, the ultimate impact of such lawsuit on its consolidated financial condition or results of operations.

      While the Company expects environmentally focused objections and lawsuits to continue, it believes that the HCP, the SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

      OTS Contingency and Related Matters
      On December 26, 1995, the United States Department of Treasury's Office of
Thrift Supervision ("OTS") initiated a formal administrative proceeding against the Company and others by filing a Notice of Charges (the "NOTICE"). The Notice alleges, among other things, misconduct by the Company, Federated, Mr. Charles
Hurwitz and others (the "RESPONDENTS") with respect to the failure of United
Savings Association of Texas ("USAT"), a wholly owned subsidiary of United
Financial Group ("UFG"). At the time of receivership, the Company owned approximately 13% of the voting stock of UFG. The Notice claims, among other things, that the Company was a savings and loan holding company, that with others it controlled USAT, and that, as a result of such status, it was obligated to maintain the net worth of USAT. The Notice makes numerous other allegations against the Company and the other Respondents, including that through USAT it was involved in prohibited transactions with Drexel Burnham
Lambert Inc. The hearing on the merits of this matter commenced on September 22,
1997 and concluded on March 1, 1999. On February 10, 1999, the OTS and FDIC
settled with all of the Respondents (except Mr. Charles Hurwitz, Chairman and
Chief Executive Officer of the Company, the Company and Federated) for $1.0
million and limited cease and desist orders.

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
Hurwitz should be prohibited from engaging in the banking industry. The
Respondents' brief claims that none of them has any liability in this matter. A recommended decision by the administrative law judge could be made at any time.
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

      On May 31, 2000, the Company, Federated and Mr. Hurwitz filed a counterclaim to the FDIC action (the "FDIC COUNTERCLAIM"). The FDIC Counterclaim states that the FDIC illegally paid the OTS to bring claims against the Company,
Federated and Mr. Hurwitz. The Company, Federated and Mr. Hurwitz are asking that the FDIC be ordered to not make any further payments to the OTS to fund the administrative proceedings described above, and they are seeking reimbursement of attorneys' fees and damages from the FDIC. As of December 31, 2000, such fees were in excess of $30.0 million.

      On January 16, 2001, an action was filed against the Company, Federated and certain of the Company's directors entitled Alan Russell Kahn v. Federated
Development Co., MAXXAM Inc., et. al., (the "KAHN LAWSUIT"). The plaintiff purports to bring this action as a stockholder of the Company derivatively on behalf of the Company. The lawsuit concerns the FDIC and OTS actions, and the
Company's advancement of fees and expenses on behalf of Federated and certain of the Company's directors in connection with these actions. It alleges that the defendants have breached their fiduciary duties to the Company, and have wasted corporate assets, by allowing the Company to bear all of the costs and expenses of Federated and certain of the Company's directors related to the FDIC and OTS actions. The plaintiff seeks to require Federated and certain of the Company's directors to reimburse the Company for all costs and expenses incurred by the
Company in connection with the FDIC and OTS actions, and to enjoin the Company from advancing to Federated or certain of the Company's directors any further funds for costs or expenses associated with these actions.

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

      The Company has concluded that it is unable to determine a reasonable estimate of the loss (or range of loss), if any, that could result from the OTS and FDIC matters. Accordingly, it is impossible to assess the ultimate outcome of these matters or their potential impact on the Company; however, any adverse outcome of these matters could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. With respect to the Kahn lawsuit, although it is impossible to assess the ultimate outcome of this matter, the Company believes that the resolution of this matter should not result in a material adverse effect on its consolidated financial
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

18.   Derivative Financial Instruments and Related Hedging Programs

      In conducting its business, Kaiser uses various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. Kaiser enters into hedging transactions to limit its exposure resulting from (i) its anticipated sales of alumina, primary aluminum, and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (ii) the energy price risk from fluctuating prices for natural gas, fuel oil and diesel oil used in its production process, and (iii) foreign currency requirements with respect to its cash commitments with foreign subsidiaries and affiliates.

      As Kaiser's hedging activities are generally designed to lock-in a specified price or range of prices, gains or losses on the derivative contracts utilized in these hedging activities (except the impact of those contracts discussed below which have been marked to market) will generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged. See Note 1 for a discussion of the effects of the new accounting requirements under SFAS No. 133, which will be followed for reporting results beginning with the first quarter of 2001. The following table summarizes
Kaiser's hedging positions at December 31, 2000:

                                                                                    Estimated
                                                                                   Percent of
                                                                                  Annual Sales/
                                                                        Notional    Purchases   Carrying   Market
                 Commodity                           Period              Amount      Hedged       Value     Value
------------------------------------------ --------------------------- ---------- ------------- --------- ---------

Aluminum (in tons):
   Option contracts.......................            2001                362,000      82%(1)   $   18.2  $    3.1
   Option contracts.......................            2002                262,000      52%(1)       10.9      13.4
   Option contracts.......................            2003                 42,000       9%(1)        1.8       1.7

Energy-Natural gas (in MMBtu's per day):
   Option contracts and swaps.............  January 2001 to June 2001      27,900      24%           1.3      21.8

Foreign currency- Australian dollars (millions):
   Forwards and option contracts..........            2001               A$ 160.0      80%           1.4      (5.2)
   Options contract.......................        2002 to 2005           A$  90.0      56%          12.2      13.3

---------------------
(1)   As of February 28, 2001, the estimated percentages of annual sales of primary aluminum (equivalents) hedged for 2001, 2002 and 2003 were 82%,
      63% and 14%, respectively.

      During late 1999 and early 2000, Kaiser entered into a series of transactions with a counterparty that provided Kaiser with a premium over the forward market prices at the date of the transaction for 2,000 tons of primary aluminum per month during the period January 2000 through June 2001. Kaiser also contracted with the counterparty to receive certain fixed prices (also above the forward market prices at the date of the transaction) on 4,000 tons of primary aluminum per month over a three year period commencing October 2001, unless market prices during certain periods decline below a stipulated "floor" price, in which case the fixed price sales portion of the transactions terminate. The price at which the October 2001 and later transactions terminate is well below current market prices. While Kaiser believes that the October 2001 and later transactions are consistent with its stated hedging objectives, these positions do not qualify for treatment as a "hedge" under both the pre-January 1, 2001, and post-December 31, 2000, accounting guidelines. Accordingly, these positions are "marked-to-market" each period. See Note 2 for mark-to-market pre-tax gains
(losses) associated with the transactions for the years ended December 31, 2000,
1999 and 1998.

      As of December 31, 2000, Kaiser had sold forward approximately 100% and
80% of the alumina available to it in excess of its projected internal smelting requirements for 2001 and 2002, respectively, at prices indexed to future prices of primary aluminum.

19.     Supplemental Cash Flow and Other Information

                                                                                     Years Ended December 31,
                                                                                -----------------------------------
                                                                                   2000        1999        1998
                                                                                ----------  ----------  -----------
                                                                                           (In millions)
Supplemental information on non-cash investing and financing activities:
   Repurchases of debt using restricted cash and marketable securities........  $    52.4   $       -   $        -
   Contribution of property and inventory in exchange for joint
      venture interest........................................................          -           -          8.7
   Acquisition of assets subject to other liabilities.........................          -           -          0.8
   Purchases of marketable securities and other investments using
      restricted cash ........................................................        0.4        15.9            -
   Repayment of short-term debt issued to repurchase
      treasury stock..........................................................          -           -        (35.1)

Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest.................................  $   183.5   $   189.9   $    186.6
   Income taxes paid, net.....................................................       19.6        27.0         16.7

20.   Quarterly Financial Information (Unaudited)

      Summary quarterly financial information for the years ended December 31,
2000 and 1999 is as follows (in millions, except share information):

                                                                           Three Months Ended
                                                     --------------------------------------------------------------
                                                        March 31         June 30      September 30     December 31
                                                     --------------  --------------  --------------  --------------
2000:
   Net sales(1)....................................  $       637.6   $       627.1   $       618.3   $       565.0
   Operating income................................           38.5            60.6             1.4            30.1
   Income (loss) before extraordinary items........            3.5            10.3           (17.3)           33.5
   Extraordinary items, net........................            1.4               -             0.6             1.9
   Net income (loss)...............................            4.9            10.3           (16.7)           35.4
   Basic earnings per common share:
      Income (loss) before extraordinary items.....  $        0.48   $        1.49   $       (2.54)  $        4.96
      Extraordinary items, net.....................           0.20               -            0.07            0.29
                                                     --------------  --------------  --------------  --------------
      Net income (loss)............................  $        0.68   $        1.49   $       (2.47)  $        5.25
                                                     ==============  ==============  ==============  ==============
   Diluted earnings per common and common
      equivalent share:
      Income (loss) before extraordinary items.....  $        0.44   $        1.36   $       (2.54)  $        4.51
      Extraordinary items, net.....................           0.18               -            0.07            0.27
                                                     --------------  --------------  --------------  --------------
      Net income (loss)............................  $        0.62   $        1.36   $       (2.47)  $        4.78
                                                     ==============  ==============  ==============  ==============
1999:
   Net sales(1)....................................  $       555.7   $       600.0   $       593.7   $       601.3
   Operating income (loss).........................          (35.2)           (2.6)          (19.1)            5.4
   Net income (loss)...............................          112.1           (18.1)          (37.4)           17.0
   Earnings (loss) per share:
      Basic........................................          16.02           (2.59)          (5.35)           2.41
      Diluted......................................          14.35           (2.59)          (5.35)           2.19

---------------------
(1)   Net sales for the quarterly periods prior to the quarter ended December
      31, 2000, have been restated by $10.0 million, $10.3 million and $8.1 million for the first, second and third quarters of 2000, respectively, and by $10.9 million, $11.2 million, $8.4 million and $8.8 million for the first, second, third and fourth quarters of 1999, respectively, to conform to a new accounting principle that requires freight charges to be included in cost of sales and operations.

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

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Index to Financial Statements

      1.   Financial Statements (included under Item 8):

           Report of Independent Public Accountants
           Consolidated Balance Sheet at December 31, 2000 and 1999
           Consolidated Statement of Operations for the Years Ended December 31, 2000,
                1999 and 1998
           Consolidated Statement of Stockholders' Equity (Deficit) for the Years Ended
                December 31, 2000, 1999 and 1998
           Consolidated Statement of Cash Flows for the Years Ended December 31, 2000,
                1999 and 1998
           Notes to Consolidated Financial Statements

      2.   Financial Statement Schedules:

           Schedule I - Condensed Financial Information of Registrant at December 31, 2000
              and 1999 and for the Years Ended December 31, 2000, 1999 and 1998

           Allother schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes
              thereto.

(b)   Reports on Form 8-K

      On January 2, 2001, the Company filed a current report on Form 8-K (under
Item 5) dated December 29, 2000, related to the sale of approximately 1,200 acres of timberlands known as the Owl Creek grove.

(c)   Exhibits

      Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 95), which index is incorporated herein by reference.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                   MAXXAM INC.

                         BALANCE SHEET (Unconsolidated)
               (In millions of dollars, except share information)

                                                                                                 December 31,
                                                                                            -----------------------
                                                                                               2000        1999
                                                                                            ----------  -----------
Assets

Current assets:
   Cash and cash equivalents..............................................................  $    99.6   $     30.1
   Marketable securities..................................................................       15.7         14.5
   Other current assets...................................................................       17.6         18.8
                                                                                            ----------  -----------
      Total current assets................................................................      132.9         63.4
Deferred income taxes.....................................................................       73.2         73.6
Investment in subsidiaries................................................................      144.4        164.1
Other assets..............................................................................        2.3          2.0
                                                                                            ----------  -----------
                                                                                            $   352.8   $    303.1
                                                                                            ==========  ===========

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and other accrued liabilities.........................................  $    11.0   $     11.1
   Short-term borrowings..................................................................       13.4         18.5
                                                                                            ----------  -----------
      Total current liabilities...........................................................       24.4         29.6
Payables to subsidiaries, net of receivables and advances.................................      258.7        227.1
Other noncurrent liabilities..............................................................       20.6         18.6
                                                                                            ----------  -----------
      Total liabilities...................................................................      303.7        275.3
                                                                                            ----------  -----------

Stockholders' equity:
   Preferred stock, $0.50 par value; 12,500,000 shares authorized; Class A $0.05
      Non-Cumulative Participating Convertible Preferred Stock; 669,355
      shares issued.......................................................................        0.3          0.3
   Common stock, $0.50 par value; 28,000,000 shares authorized;
      10,063,359 shares issued............................................................        5.0          5.0
   Additional capital.....................................................................      225.3        225.3
   Accumulated deficit....................................................................      (68.2)      (102.1)
   Accumulated other comprehensive loss...................................................       (0.5)        (0.7)
   Treasury stock, at cost (shares held: preferred - 845; common: 3,315,008 and
       2,805,608, respectively)...........................................................     (112.8)      (100.0)
                                                                                            ----------  -----------
      Total stockholders' equity..........................................................       49.1         27.8
                                                                                            ----------  -----------
                                                                                            $   352.8   $    303.1
                                                                                            ==========  ===========

     See notes to consolidated financial statements and accompanying notes.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                                   MAXXAM INC.

                    STATEMENT OF OPERATIONS (Unconsolidated)
                            (In millions of dollars)

                                                                                     Years Ended December 31,
                                                                                -----------------------------------
                                                                                   2000        1999        1998
                                                                                ----------  ----------  -----------
Investment, interest and other income (expense), net..........................  $    14.1   $     4.5   $      6.7
Intercompany interest income (expense), net...................................      (20.4)      (18.2)       (16.8)
Interest expense..............................................................       (1.5)       (1.6)        (1.9)
General and administrative expenses...........................................      (16.1)      (22.6)       (12.8)
Equity in earnings (loss) of subsidiaries.....................................       45.7       101.7        (47.3)
                                                                                ----------  ----------  -----------
Income (loss) before income taxes.............................................       21.8        63.8        (72.1)
Credit for income taxes.......................................................       12.1         9.8         14.9
                                                                                ----------  ----------  -----------
Net income (loss).............................................................  $    33.9   $    73.6   $    (57.2)
                                                                                ==========  ==========  ===========

     See notes to consolidated financial statements and accompanying notes.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                                   MAXXAM INC.

                    STATEMENT OF CASH FLOWS (Unconsolidated)
                            (In millions of dollars)

                                                                                     Years Ended December 31,
                                                                                -----------------------------------
                                                                                   2000        1999        1998
                                                                                ----------  ----------  -----------
Cash flows from operating activities:
   Net income (loss)..........................................................  $    33.9   $    73.6   $    (57.2)
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
      Equity in (earnings) loss of subsidiaries...............................      (45.7)     (101.7)        47.3
      Restricted common stock grant - compensation expense....................          -        11.7            -
      Net gains on marketable securities......................................      (12.8)       (6.6)        (5.6)
      Increase (decrease) in receivables, prepaids and other assets...........        5.4         0.7         (5.6)
      Increase in accrued and deferred income taxes...........................       (2.4)        3.3         12.0
      Increase (decrease) in accounts payable and other liabilities...........        2.2       (10.5)       (16.0)
      Other...................................................................          -         0.7         (3.6)
                                                                                ----------  ----------  -----------
        Net cash used for operating activities................................      (19.4)      (28.8)       (28.7)
                                                                                ----------  ----------  -----------

Cash flows from investing activities:
   Net sales (purchases) of marketable securities.............................       11.6        (0.1)        31.2
   Dividends received from subsidiaries.......................................       61.0        10.0         10.0
   Investments in and net advances from (to) subsidiaries.....................       35.2        15.2         (6.7)
   Capital expenditures.......................................................       (1.0)       (0.6)        (0.2)
                                                                                ----------  ----------  -----------
        Net cash provided by investing activities.............................      106.8        24.5         34.3
                                                                                ----------  ----------  -----------

Cash flows from financing activities:
   Short-term borrowings......................................................       (5.1)          -         16.0
   Redemption, repurchase of and principal payments on long-term debt.........          -           -            -
   Treasury stock repurchases.................................................      (12.8)          -        (35.1)
                                                                                ----------  ----------  -----------
        Net cash used for financing activities................................      (17.9)          -        (19.1)
                                                                                ----------  ----------  -----------

Net increase (decrease) in cash and cash equivalents..........................       69.5        (4.3)       (13.5)
Cash and cash equivalents at beginning of year................................       30.1        34.4         47.9
                                                                                ----------  ----------  -----------
Cash and cash equivalents at end of year......................................  $    99.6   $    30.1   $     34.4
                                                                                ==========  ==========  ===========

Supplementary schedule of non-cash investing and financing activities:
   Repayment of short-term debt issued to
      repurchase treasury stock...............................................  $       -   $       -   $    (35.1)
   Deferral of interest payment on intercompany note payable..................       16.7        15.0          7.8
   Distribution of assets from subsidiaries...................................       33.3         1.9          4.1
Supplemental disclosure of cash flow information:
   Interest paid..............................................................  $     1.3   $     1.4   $      1.8
   Income taxes paid (refunded), net..........................................          -         2.8         (0.3)

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

2.    Short-term Borrowings

      During 2000 and 1999, the Company had average short-term borrowings outstanding of $14.0 million and $18.5 million, respectively, under the
Custodial Trust Agreement. The weighted average interest rate during 2000 and
1999 was 7.2%, and 7.2%, respectively.

3.    Notes Payable to Subsidiaries, Net of Notes Receivable and Advances

      The Company's indebtedness to its subsidiaries, which includes accrued interest, consists of the following (in millions):

                                                                                                 December 31,
                                                                                            -----------------------
                                                                                               2000        1999
                                                                                            ----------  -----------
Note payable to MGHI, interest at 11%.....................................................  $   164.5   $    147.8
Unsecured note payable to MCO Properties Inc., interest at 6%.............................       24.5         23.1
Unsecured notes payable to MAXXAM Property Company, interest at 7%........................       13.8         13.0
Net advances..............................................................................       20.6          7.9
                                                                                            ----------  -----------
                                                                                            $   223.4   $    191.8
                                                                                            ==========  ===========

      In January 2001, the Company elected to defer all of the $9.0 million interest payment due on the note payable to MGHI on February 1, 2001. The deferred amount effectively increases the note payable balance to $173.5 million.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                              MAXXAM INC.

Date:   March 28, 2001                           By:                     /S/ PAUL N. SCHWARTZ
                                                     --------------------------------------------------------------
                                                                            Paul N. Schwartz
                                                                               President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.

Date:   March 28, 2001                           By:                    /S/ CHARLES E. HURWITZ
                                                     --------------------------------------------------------------
                                                                           Charles E. Hurwitz
                                                      Chairman of the Board, Chief Executive Officer and Director

Date:   March 28, 2001                           By:                     /S/ J. KENT FRIEDMAN
                                                     --------------------------------------------------------------
                                                                            J. Kent Friedman
                                                                     Vice Chairman of the Board and
                                                                            General Counsel

Date:   March 28, 2001                           By:                   /S/ ROBERT J. CRUIKSHANK
                                                     --------------------------------------------------------------
                                                                          Robert J. Cruikshank
                                                                                Director

Date:   March 28, 2001                           By:                      /S/ EZRA G. LEVIN
                                                     --------------------------------------------------------------
                                                                             Ezra G. Levin
                                                                                Director

Date:   March 28, 2001                           By:                   /S/ STANLEY D. ROSENBERG
                                                     --------------------------------------------------------------
                                                                          Stanley D. Rosenberg
                                                                                Director

Date:   March 28, 2001                           By:                   /S/ MICHAEL J. ROSENTHAL
                                                     --------------------------------------------------------------
                                                                          Michael J. Rosenthal
                                                                                Director

Date:   March 28, 2001                           By:                     /S/ PAUL N. SCHWARTZ
                                                     --------------------------------------------------------------
                                                                            Paul N. Schwartz
                                                            President, Chief Financial Officer and Director
                                                                     (Principal Financial Officer)

Date:   March 28, 2001                           By:                   /S/ ELIZABETH D. BRUMLEY
                                                     --------------------------------------------------------------
                                                                          Elizabeth D. Brumley
                                                                               Controller
                                                                     (Principal Accounting Officer)

                                INDEX OF EXHIBITS

Exhibit
Number                                Description
-------   ----------------------------------------------------------------------
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
 3.3      Certificate of Designations of Class A $.05 Non-Cumulative
          Participating Convertible Preferred Stock of the Company, dated as of
          December 15, 1999 (incorporated by reference to Exhibit 3.3 to the
          Company's Annual Report on Form 10-K for the year ended December 31,
          1999; the "Company 1999 Form 10-K")
 3.4      Amended and Restated By-laws of the Company dated as of March 30, 2000
          (incorporated herein by reference to Exhibit 3.1 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
 4.1      Non-Negotiable Intercompany Note, dated as of December 23, 1996, executed by the Company in favor of MAXXAM Group Holdings Inc.
          (incorporated herein by reference to Exhibit 10.8 to the Registration
          Statement on Form S-4 of MAXXAM Group Holdings Inc. ("MGHI");
          Registration No. 333-18723)
 4.2      Loan and Pledge Agreement, dated as of October 21, 1997, between the
          Company and Custodial Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1997)
 4.3      Amendment No. 1, dated as of August 19, 1999, to the Loan and Pledge
          Agreement between the Company and Custodial Trust Company dated
          October 21, 1997 (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated September 30, 1999)
 4.4      Amendment No. 2, dated as of September 29, 2000, to the Loan and
          Pledge Agreement between the Company and Custodial Trust Company
          (incorporated herein by reference to Exhibit 4.1 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended September 30,
          2000)
 4.5      Indenture, dated as of December 23, 1996, among MGHI, as Issuer, the
          Company, as Guarantor, and First Bank National Association, as
          Trustee, regarding the 12% Senior Secured Notes due 2003 of MGHI
          ("MGHI Indenture") (incorporated herein by reference to Exhibit 4.1 to MGHI's Registration Statement on Form S-4; Registration No.
          333-18723)
 4.6      Rights Agreement dated as of December 15, 1999, by and between the
          Company and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company's Form 8-K dated
          December 15, 1999)
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
 4.10     First Supplemental Indenture, dated as of July 16, 1999, to the
          Timber Notes Indenture (incorporated herein by reference to
          Exhibit 4.1 to the Quarterly Report on Form 10-Q of Scotia LLC
          for the quarter ended June 30, 1999; File No. 333-63825; the
          "Scotia LLC June 1999 Form 10-Q")
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
 4.46     Eighteenth Amendment to Kaiser Credit Agreement dated as of February
          11, 2000 (incorporated herein by reference to Exhibit 4.34 to Kaiser's
          Annual Report on Form 10-K for the year ended December 31, 1999; File
          No. 1-9447)
 4.47     Nineteenth Amendment to Kaiser Credit Agreement dated as of December
          27, 2000 (incorporated herein by reference to Exhibit 4.35 to Kaiser's
          Annual Report on Form 10-K for the year ended December 31, 2000;
          File No. 1-9447)
 4.48     Twentieth Amendment to Kaiser Credit Agreement dated as of
          January 26, 2001 (incorporated herein by reference to Exhibit
          4.36 to Kaiser's Annual Report on Form 10-K for the year
          ended December 31, 2000; File No. 1-9447)
 4.49     Agreement dated August 18, 2000, among Kaiser, KACC and the financial institutions party to the Kaiser Credit Agreement dated as of February 15, 1994, as amended, and Bank of
          America, N.A., as agent (incorporated by reference to Exhibit
          4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000; File No. 1-9447; the "Kaiser
          September 2000 Form 10-Q")
 4.50     Amended and Restated Credit Agreement between The Pacific Lumber
          Company ("Pacific Lumber") and Bank of America National Trust and
          Savings Association, dated as of December 18, 1998 (the "Pacific
          Lumber Credit Agreement") (incorporated herein by reference to Exhibit
          4.7 to MGHI's Annual Report on Form 10-K for the year ended December
          31, 1998; File No. 333-18723)
 4.51     Amendment, dated as of January 31, 2000, to the Pacific Lumber Credit
          Agreement (incorporated by reference to Exhibit 4.11 to MGHI's Annual
          Report on Form 10-K for the year ended December 31, 1999; File No.
          333-18723)
 4.52     Credit Agreement, dated as of July 20, 1998, among Scotia
          LLC, the financial institutions party thereto and Bank of
          America National Trust and Savings Association, as agent (the
          "Scotia LLC Credit Agreement") (incorporated herein by
          reference to Exhibit 4.3 to the Company June 1998 Form
          10-Q/A)
 4.53     First Amendment, dated as of July 16, 1999, to the Scotia LLC
          Credit Agreement (incorporated herein by reference to Exhibit
          4.2 to the Scotia LLC June 1999 Form 10-Q)
*4.54     Indenture, dated as of August 25, 2000, by and among Sam Houston Race
          Park, Ltd., New SHRP Capital Corp., SHRP General Partner, Inc. and
          U.S. Bank Trust National Association, Trustee

          Note: Pursuant to Regulationss.229.601, Item 601(b)(4)(iii) of
          Regulation S-K, upon request of the Securities and Exchange
          Commission, the Company hereby agrees to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Company and its consolidated subsidiaries (and for any of its unconsolidated subsidiaries for which financial statements are required to be filed) wherein the total amount of securities authorized thereunder does not exceed 10 percent of the total consolidated assets of the Company
 4.55     Loan Agreement, effective as of October 30, 1998, by and among MCO
          Properties Inc., MCO Properties L.P., Horizon Corporation, Horizon
          Properties Corporation, Westcliff Development Corporation and
          Southwest Bank of Texas, N.A. (incorporated herein by reference to
          Exhibit 4.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)
 4.56     Amendment to Loan Agreement, dated as of  February 26, 1999, by and among MCO Properties Inc., MCO Properties L.P., Horizon Corporation,
          Horizon Properties Corporation, Westcliff Development Corporation and
          Southwest Bank of Texas, N.A. (incorporated herein by reference to
          Exhibit 4.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)
*4.57     Second Amendment to Loan Agreement and Promissory Note, dated as of
          October 1, 2000, by and among MCO Properties Inc., MCO Properties
          L.P., Horizon Corporation, Horizon Properties Corporation, Westcliff
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
          No. 33-37895)
10.4      Amendment of Tax Allocation Agreement, dated as of March 12, 2001, between Kaiser and the Company (incorporated herein by reference to
          Exhibit 10.3 to Kaiser's Annual Report on Form 10-K for the year ended December 31, 2000; File No. 1-9447)
10.5      Tax Allocation Agreement, dated as of August 4, 1993, between the
          Company and MAXXAM Group Inc. ("MGI") (incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to the Form S-2
          Registration Statement of MGI; Registration No. 33-56332)
10.6      Tax Allocation Agreement, dated as of May 21, 1988, among the Company,
          MGI, Pacific Lumber and the corporations signatory thereto
          (incorporated herein by reference to Exhibit 10.8 to Pacific Lumber's
          Annual Report on Form 10-K for the year ended December 31, 1988; File
          No. 1-9204)
10.7      Tax Allocation Agreement, dated as of March 23, 1993, among
          Pacific Lumber, Scotia Pacific Holding Company ("Scotia
          Pacific"), Salmon Creek Corporation ("Salmon Creek") and the
          Company (incorporated herein by reference to Exhibit 10.1 to
          Amendment No. 3 to the Form S-1 Registration Statement of
          Scotia Pacific; Registration No. 33-55538)
10.8      Tax Allocation Agreement, dated as of July 3, 1990, between the
          Company and Britt Lumber Co., Inc. (incorporated herein by reference to Exhibit 10.4 to MGI's Annual Report on Form 10-K for the year ended
          December 31, 1993; File No. 1-8857)
10.9      Senior Subordinated Intercompany Note, dated as of February
          15, 1994, executed by KACC in favor of Kaiser (incorporated herein by reference to Exhibit 4.22 to the Kaiser 1993 Form
          10-K)
10.10     Senior Subordinated Intercompany Note, dated as of March 17,
          1994, executed by KACC in favor of Kaiser (incorporated
          herein by reference to Exhibit 4.23 to the Kaiser 1993 Form
          10-K)
10.11     Intercompany Note, dated as of December 21, 1989, executed by
          Kaiser in favor of KACC (the "Kaiser Intercompany Note,"
          incorporated herein by reference to Exhibit 10.10 to the
          Company's Annual Report on Form 10-K for the year ended
          December 31, 1996; the "Company's 1996 Form 10-K")
10.12     Confirmation of Amendment to the Kaiser Intercompany Note,
          dated as of October 6, 1993 (incorporated herein by reference to Exhibit 10.11 to the Company's 1996 Form 10-K)
10.13     Amendment to Kaiser Intercompany Note, dated as of December 11, 2000
          (incorporated by reference to the Exhibit 4.41 to Kaiser's Annual
          Report on Form 10-K for the year ended December 31, 2000; File No.
          1-9447)
10.14     Third Amended and Restated Limited Partnership Agreement of SHRP,
          dated as of October 6, 1995 (incorporated herein by reference to
          Exhibit 3.1 to the Quarterly Report on Form 10-Q of
          SHRP for the quarter ended June 30, 1995; File No. 33-67738)
10.15     New Master Purchase Agreement, dated as of July 20, 1998,
          between Scotia LLC and Pacific Lumber (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form
          10-Q of MGHI for the quarter ended June 30, 1998; File No.
          333-18723; the "MGHI June 1998 Form 10-Q")
10.16     New Services Agreement, dated as of July 20, 1998, between
          Pacific Lumber and Scotia LLC (incorporated herein by
          reference to Exhibit 10.2 to the MGHI June 1998 Form 10-Q)
10.17     New Additional Services Agreement, dated as of July 20, 1998, between Scotia LLC and Pacific Lumber (incorporated herein by reference to Exhibit 10.3 to the MGHI June 1998 Form 10-Q)
10.18     New Reciprocal Rights Agreement, dated as of July 20, 1998, among
          Pacific Lumber, Scotia LLC and Salmon Creek Corporation (incorporated herein by reference to Exhibit 10.4 to the MGHI June 1998 Form 10-Q)
10.19     New Environmental Indemnification Agreement, dated as of July 20,
          1998, between Pacific Lumber and Scotia LLC (incorporated herein by reference to Exhibit 10.5 to the MGHI June 1998 Form 10-Q)
10.20     Implementation Agreement with Regard to Habitat Conservation
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
          333-63825; the "Scotia LLC March 19, 1999 Form 8-K")
10.21     Agreement Relating to Enforcement of AB 1986 dated as of
          February 25, 1999 by and among The California Resources
          Agency, CDF&G, The California Department of Forestry, The
          California Wildlife Conservation Board (the "CWCB"), Pacific
          Lumber, Salmon Creek and Scotia LLC (incorporated herein by reference to Exhibit 99.4 to the Scotia LLC March 19, 1999
          Form 8-K)
10.22     Habitat Conservation Plan dated February 1999 for the Properties of
          Pacific Lumber, Scotia Pacific Holding Company and Salmon Creek
          (incorporated herein by reference to Exhibit 99.5 to the Scotia LLC
          March 19, 1999 Form 8-K)
10.23     Agreement for Transfer of Grizzly Creek and Escrow Instructions and
          Option Agreement dated as of February 26, 1999 by and between Pacific
          Lumber and the State of California acting by and through the CWCB
          Board (incorporated herein by reference to Exhibit 99.6 of the Scotia
          LLC March 19, 1999 Form 8-K)
10.24     Letter dated February 25, 1999 from the CDF to Pacific Lumber
          (incorporated herein by reference to Exhibit 99.8 to the Scotia LLC
          March 19, 1999 Form 8-K)
10.25     Letter dated March 1, 1999 from the CDF to Pacific Lumber
          (incorporated herein by reference to Exhibit 99.9 to the Scotia LLC
          March 19, 1999 Form 8-K)
10.26     Letter dated March 1, 1999 from the U.S. Department of the
          Interior Fish and Wildlife Service and the U.S. Department of
          Commerce National Oceanic and Atmospheric Administration to
          Pacific Lumber, Salmon Creek and the Company (incorporated herein by reference to Exhibit 99.10 to the Scotia LLC March
          19, 1999 Form 8-K)
                  Executive Compensation Plans and Arrangements
10.27     MAXXAM 1994 Omnibus Employee Incentive Plan (incorporated herein by reference to Exhibit 99 to the Company's Proxy Statement dated April
          29, 1994; the "Company 1994 Proxy Statement")
10.28     Form of Stock Option Agreement under the MAXXAM 1994 Omnibus Employee
          Incentive Plan (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December
          31, 1994)
10.29     MAXXAM 1994 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 99 to the Company 1994 Proxy Statement)
10.30     Amendment No. 1 to the MAXXAM 1994 Non-Employee Director Stock Plan
          (incorporated herein by reference to Exhibit 10.22 to the Company 's
          Annual Report on Form 10-K for the fiscal year ended December 31,
          1997)
10.31     Form of Stock Option Agreement under the MAXXAM 1994 Non-Employee
          Director Plan (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December
          31, 1994)
10.32     Form of Deferred Fee Agreement under the MAXXAM 1994 Non-Employee
          Director Plan (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1996)
10.33     MAXXAM 1994 Executive Bonus Plan (incorporated herein by reference to
          Exhibit 99 to the Company 1994 Proxy Statement)
10.34     MAXXAM Revised Capital Accumulation Plan of 1988, as amended December
          12, 1988 (incorporated herein by reference to Exhibit 10.1 to the
          Company's Quarterly Report on Form 10-Q for the quarter ended June
          30, 1995)
10.35     The Company's 1984 Phantom Share Plan, as amended (the "Company
          Phantom Share Plan") (incorporated herein by reference to Exhibit
          10.6 to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1990; the "Company 1990 Form 10-K")
10.36     Amendment, dated as of March 8, 1990, relating to the Company
          Phantom Share Plan (incorporated herein by reference to
          Exhibit 10.7 to the Company 1990 Form 10-K)
10.37     Form of Phantom Share Agreement relating to the Company Phantom Share
          Plan (incorporated herein by reference to Exhibit 10.20 to the
          Company's Annual Report on Form 10-K for the year ended December 31,
          1988)
10.38     MAXXAM Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10(ii) to MGI's Registration
          Statement on Form S-4 on Form S-2; Registration No. 33-42300)
10.39     Form of Company Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.35 to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1995)
10.40     Kaiser 1993 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to KACC's Quarterly Report on Form 10-Q for
          the quarter ended June 30, 1993; File No. 1-3605)
10.41     Form of Stock Option Agreement under the Kaiser 1993 Omnibus Stock
          Incentive Plan (incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December
          31, 1994)
10.42     KACC's Bonus Plan (incorporated herein by reference to Exhibit 10.25 to Amendment No. 6 to the Registration Statement of KACC on Form S-1;
          Registration No. 33-30645)
10.43     Kaiser 1995 Employee Incentive Compensation Program (incorporated herein by reference to Exhibit 10.1 to Kaiser's Quarterly Report on
          Form 10-Q for the quarter ended March 31, 1995; File No. 1-9447)
10.44     Kaiser 1995 Executive Incentive Compensation Program (incorporated herein by reference to Exhibit 99 to Kaiser's Proxy Statement dated
          April 26, 1995)
10.45     Kaiser 1997 Omnibus Stock Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement, dated April 29, 1997, filed by
          Kaiser; File No. 1-9447)
10.46     Form of Non-Employee Director Stock Option Agreement pursuant to the
          Kaiser 1997 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to Kaiser's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 2000; File No. 1-9447; the "Kaiser June
          2000 Form 10-Q")
10.47     Form of Deferred Fee Agreement between Kaiser, KACC, and directors of
          Kaiser and KACC (incorporated herein by reference to Exhibit 10 to
          Kaiser's Quarterly Report on Form 10-Q for the quarter ended March 31,
          1998; File No. 1-9447)
10.48     Employment Agreement between KACC and John T. La Duc made
          effective for the period from January 1, 1998 to December 31,
          2002 (incorporated herein by reference to Exhibit 10.5 to the
          Quarterly Report on Form 10-Q of Kaiser for the quarter ended
          September 30, 1998; File No. 1- 9447; the "Kaiser September
          1998 Form 10-Q")
10.49     Time-Based Stock Option Grant pursuant to the Kaiser 1997 Omnibus
          Stock Incentive Plan to John T. La Duc effective July 10, 1998
          (incorporated herein by reference to Exhibit 10.6 to the Kaiser
          September 1998 Form 10-Q)
10.50     Time-Based Stock Option Grant pursuant to the Kaiser 1997 Omnibus
          Stock Incentive Plan to J. Kent Friedman, effective December 1, 1999
          (incorporated herein by reference to Exhibit 10.2 to the Kaiser June
          2000 Form 10-Q)
10.51     Description of Kaiser Severance Protection and Change of
          Control Benefits Program (incorporated herein by reference to
          Exhibit 10.22 to Kaiser's Annual Report in Form 10-K for the
          fiscal year ended December 31, 1998; File No. 1-9447)
10.52     Form of Enhanced Severance Agreement between KACC and key executive personnel (incorporated herein by reference to Exhibit 10.3 to the
          Kaiser September 2000 Form 10-Q)
10.53     Executive Employment Agreement between the Company and J. Kent
          Friedman dated as of November 29, 1999 (incorporated herein by reference to Exhibit 10.52 to the Company 1999 Form 10-K)
10.54     Restricted Stock Agreement between the Company and Charles E. Hurwitz effective as of December 13, 1999 (incorporated herein by reference to
          Exhibit 10.53 to the Company 1999 Form 10-K)
*21       List of the Company's Subsidiaries
*23       Consent of Arthur Andersen LLP

---------------------------

* Included with this filing