Form 10-Q
period 2001-03-31
MAXXAM INC
filed 2001-05-14
CIK 63814

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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
 (Address of Principal Executive Offices)             (Zip Code)

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
Yes /X/   No / /

    Number of shares of common stock outstanding at May 10, 2001: 6,625,271

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION

          Item 1.   Financial Statements:
                    Report of Independent Public Accountants
                    Consolidated Balance Sheet at March 31, 2001 and December 31, 2000
                    Consolidated Statement of Operations for the three months ended
                        March 31, 2001 and 2000
                    Consolidated Statement of Cash Flows for the three months ended
                        March 31, 2001 and 2000
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
          Item 6.   Exhibits and Reports on Form 8-K
          Signatures

APPENDIX A - GLOSSARY OF DEFINED TERMS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MAXXAM Inc.:

We have reviewed the accompanying consolidated balance sheet of MAXXAM Inc. (a
Delaware corporation) and subsidiaries as of March 31, 2001, and the related consolidated statements of operations and cash flows for the three- month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American
Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the accompanying consolidated balance sheet of
MAXXAM Inc. and subsidiaries as of December 31, 2000, and, in our report dated
March 27, 2001, we expressed an unqualified opinion on that statement.

                                           ARTHUR ANDERSEN LLP

Houston, Texas
May 11, 2001

                          MAXXAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                          MARCH 31,   DECEMBER 31,
                                                                                             2001         2000
                                                                                        ------------- -------------
                                                                                         (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents........................................................... $      181.0  $      353.2
   Marketable securities and other investments.........................................        152.0          44.6
   Receivables:
      Trade, net of allowance for doubtful accounts of $6.4 for each period............        195.5         202.3
      Other............................................................................        275.2         251.6
   Inventories.........................................................................        433.5         451.3
   Prepaid expenses and other current assets...........................................        158.5         203.1
                                                                                        ------------- -------------
        Total current assets...........................................................      1,395.7       1,506.1
Property, plant and equipment, net of accumulated depreciation of $1,049.3 and
   $1,033.0, respectively..............................................................      1,354.4       1,331.3
Timber and timberlands, net of accumulated depletion of $184.9 and $183.8,
   respectively........................................................................        244.1         244.3
Investments in and advances to unconsolidated affiliates...............................         81.0          85.5
Deferred income taxes..................................................................        497.8         553.1
Restricted cash, marketable securities and other investments...........................         96.3         106.3
Long-term receivables and other assets.................................................        673.9         677.4
                                                                                        ------------- -------------
                                                                                        $    4,343.2  $    4,504.0
                                                                                        ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................................................... $      232.7  $      248.7
   Accrued interest....................................................................         38.6          70.1
   Accrued compensation and related benefits...........................................        155.4         180.8
   Other accrued liabilities...........................................................        265.7         313.5
   Payable to affiliates...............................................................         71.8          78.3
   Short-term borrowings and current maturities of long-term debt......................        258.4         100.6
                                                                                        ------------- -------------
        Total current liabilities......................................................      1,022.6         992.0
Long-term debt, less current maturities................................................      1,598.2       1,882.8
Accrued postretirement medical benefits................................................        662.9         667.4
Other noncurrent liabilities...........................................................        769.8         779.9
                                                                                        ------------- -------------
        Total liabilities..............................................................      4,053.5       4,322.1
                                                                                        ------------- -------------
Commitments and contingencies (see Notes 3 and 10)
Minority interests.....................................................................        184.7         132.8
Stockholders' equity:
   Preferred stock, $0.50 par value; 12,500,000 shares authorized; Class A $0.05
      Non-Cumulative Participating Convertible Preferred Stock; 669,235 and
      669,355 shares issued, respectively..............................................          0.3           0.3
   Common stock, $0.50 par value; 28,000,000 shares authorized; 10,063,359 shares
      issued...........................................................................          5.0           5.0
   Additional capital..................................................................        225.3         225.3
   Accumulated deficit.................................................................         (2.9)        (68.2)
   Accumulated other comprehensive loss................................................         (8.2)         (0.5)
   Treasury stock, at cost (shares held: preferred - 845; common - 3,438,088 and
        3,315,008, respectively).......................................................       (114.5)       (112.8)
                                                                                        ------------- -------------
        Total stockholders' equity.....................................................        105.0          49.1
                                                                                        ------------- -------------
                                                                                        $    4,343.2  $    4,504.0
                                                                                        ============= =============

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            -----------------------
                                                                                               2001        2000
                                                                                            ----------  -----------
                                                                                                  (UNAUDITED)
Net sales:
   Aluminum...............................................................................  $   480.3   $    575.7
   Forest products........................................................................       44.8         47.4
   Real estate............................................................................        9.9          6.2
   Racing.................................................................................        9.4          8.3
                                                                                            ----------  -----------
                                                                                                544.4        637.6
                                                                                            ----------  -----------

Costs and expenses:
   Cost of sales and operations:
      Aluminum operations.................................................................      216.3        490.7
      Forest products operations..........................................................       40.0         33.1
      Real estate operations..............................................................        5.3          4.0
      Racing operations...................................................................        5.5          4.6
   Selling, general and administrative expenses...........................................       41.5         42.2
   Depreciation, depletion and amortization...............................................       26.5         24.5
                                                                                            ----------  -----------
                                                                                                335.1        599.1
                                                                                            ----------  -----------

Operating income..........................................................................      209.3         38.5

Other income (expense):
   Investment, interest and other income (expense), net...................................       16.3         23.0
   Interest expense.......................................................................      (45.2)       (47.9)
   Amortization of deferred financing costs...............................................       (2.5)        (1.7)
                                                                                            ----------  -----------
Income before income taxes and minority interests.........................................      177.9         11.9

Provision for income taxes................................................................      (70.8)        (4.5)
Minority interests........................................................................      (43.7)        (3.9)
                                                                                            ----------  -----------
Income before extraordinary item..........................................................       63.4          3.5
Extraordinary item:
   Gains on repurchases of debt, net of income tax provision of $1.0 for each period......        1.9          1.4
                                                                                            ----------  -----------
Net income................................................................................  $    65.3   $      4.9
                                                                                            ==========  ===========

Basic earnings per common share:
   Income before extraordinary item.......................................................  $    8.56   $     0.44
   Extraordinary item.....................................................................       0.25         0.18
                                                                                            ----------  -----------
   Net income.............................................................................  $    8.81   $     0.62
                                                                                            ==========  ===========

Diluted earnings per common and common equivalent share:
   Income before extraordinary item.......................................................  $    8.56   $     0.44
   Extraordinary item.....................................................................       0.25         0.18
                                                                                            ----------  -----------
   Net income.............................................................................  $    8.81   $     0.62
                                                                                            ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            -----------------------
                                                                                               2001        2000
                                                                                            ----------  -----------
                                                                                                  (UNAUDITED)
Cash flows from operating activities:
   Net income.............................................................................  $    65.3   $      4.9
   Adjustments to reconcile net income to net cash used for operating activities:
      Depreciation, depletion and amortization............................................       26.5         24.5
      Extraordinary gains on repurchases of debt..........................................       (1.9)        (1.4)
      Net gains on marketable securities..................................................       (1.4)        (4.9)
      Net gains on other asset dispositions...............................................        0.2         (0.7)
      Minority interests..................................................................       43.7          3.9
      Amortization of deferred financing costs and discounts on long-term debt............        2.6          1.8
      Equity in earnings of unconsolidated affiliates, net of dividends received..........        4.3          1.6
      Increase (decrease) in cash resulting from changes in:
        Receivables.......................................................................      (15.7)       (26.8)
        Inventories.......................................................................       16.6         26.7
        Prepaid expenses and other assets.................................................       (3.3)        30.7
        Accounts payable..................................................................        5.4        (29.3)
        Accrued and deferred income taxes.................................................       59.2          1.8
        Payable to affiliates and other liabilities.......................................      (34.5)        15.1
        Accrued interest..................................................................      (31.5)       (32.6)
        Long-term assets and long-term liabilities........................................       (9.5)       (54.7)
      Other...............................................................................      (14.0)         1.1
                                                                                            ----------  -----------
        Net cash provided by (used for) operating activities..............................      112.0        (38.3)
                                                                                            ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from dispositions of property and investments.............................        0.4         15.5
   Net purchases of marketable securities and other investments...........................     (105.7)        (3.6)
   Capital expenditures...................................................................      (69.1)       (20.8)
   Restricted cash withdrawals used to acquire timberlands................................          -          0.3
   Other..................................................................................       (0.3)           -
                                                                                            ----------  -----------
        Net cash used for investing activities............................................     (174.7)        (8.6)
                                                                                            ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of long-term debt..............................................        1.8          0.1
   Redemptions, repurchases of and principal payments on long-term debt...................      (48.5)       (22.8)
   Borrowings (repayments) under revolving and short term credit facilities, net..........      (65.7)        33.3
   Restricted cash withdrawals (deposits), net............................................       10.2         11.5
   Treasury stock repurchases.............................................................       (1.7)        (9.7)
   Other..................................................................................       (5.6)        (0.7)
                                                                                            ----------  -----------
        Net cash provided by (used for) financing activities..............................     (109.5)        11.7
                                                                                            ----------  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.................................................     (172.2)       (35.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................................      353.2        275.7
                                                                                            ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................................  $   181.0   $    240.5
                                                                                            ==========  ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Repurchases of debt using restricted cash..............................................  $       -   $     18.6
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest.............................................  $    76.7   $     80.5
   Income taxes paid, net.................................................................       10.9          1.7
   Decrease in accounts payable attributable to capital expenditures......................      (21.2)           -

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
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2001, and the consolidated results of operations and cash flows for the three months ended March 31, 2001 and 2000.

      LIQUIDITY/CASH RESOURCES
      Kaiser has significant near-term debt maturities. Kaiser's ability to make payments on and refinance its debt depends on its ability to generate cash in the future. In addition to being impacted by power sales and normal operating items, Kaiser's near-term liquidity and cash flows will also be affected by the
Gramercy incident, net payments for asbestos-related liabilities and possible proceeds from asset dispositions. For discussions of these matters, see Notes 3,
4, 7 and 10.

      COMPREHENSIVE INCOME
      The following table sets forth comprehensive income (in millions).

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            -----------------------
                                                                                               2001        2000
                                                                                            ----------  -----------

Net income................................................................................  $    65.3   $      4.9
Cumulative effect of accounting change, net of income tax provision of $0.3...............        1.1            -
Unrealized losses on derivative instruments arising during the period, net of
   income tax benefit of $1.2.............................................................       (2.0)           -
Less reclassification adjustment for realized gains on derivative instruments
   included in net income, net of income tax benefit of $4.2..............................       (7.1)           -
Change in value of available-for-sale investments, net of income tax provision of $0.2....        0.3            -
                                                                                            ----------  -----------
Comprehensive income......................................................................  $    57.6   $      4.9
                                                                                            ==========  ===========

      DERIVATIVE FINANCIAL INSTRUMENTS
      Kaiser utilizes derivative financial instruments primarily to mitigate its exposure to changes in prices for certain of the products which Kaiser sells and consumes and, to a lesser extent, to mitigate its exposure to changes in foreign currency exchange rates. Kaiser does not utilize derivative financial instruments for trading or other speculative purposes. Kaiser's hedging activities are initiated within guidelines established by management and approved by Kaiser's board of directors. Hedging transactions are executed centrally on behalf of all of Kaiser's business segments to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors. See also Note 11.

      Accounting guidelines in place through December 31, 2000, provided that any interim fluctuations in option prices prior to the settlement date were deferred until the settlement date of the underlying hedged transaction, at which time they were recorded in net sales or cost of sales and operations (as applicable) together with the related premium cost. No accounting recognition was accorded to interim fluctuations in prices of forward sales contracts. Hedge
(deferral) accounting would have been terminated (resulting in the applicable derivative positions being marked-to-market) if the level of underlying physical transactions ever fell below the net exposure hedged. This did not occur in
2000.

      Effective January 1, 2001, the Company began reporting derivative activities pursuant to SFAS No. 133. SFAS No. 133 requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. Changes in the market value of the Company's derivative instruments represent unrealized gains or losses. Such unrealized gains or losses will fluctuate, based on prevailing market prices at each subsequent balance sheet date, until the transaction occurs. Under SFAS No. 133, these changes are recorded as an increase or reduction in stockholders' equity through either other comprehensive income or net income, depending on the facts and circumstances with respect to the hedge and its documentation. To the extent that changes in the market values of
Kaiser's hedging positions are initially recorded in other comprehensive income, such changes are reversed from other comprehensive income (offset by any fluctuations in other "open" positions) and are recorded in net income (included in net sales or cost of sales and operations, as applicable) when the subsequent physical transactions occur. Additionally, under SFAS No. 133, if the level of physical transactions ever falls below the net exposure hedged, "hedge"
accounting must be terminated for such "excess" hedges. In such an instance, the mark-to-market changes on such excess hedges would be recorded in the income statement rather than in other comprehensive income. This did not occur in the first quarter of 2001.

      Differences between comprehensive income and net income, which have historically been small, may become significant in future periods as a result of
SFAS No. 133. In general, SFAS No. 133 will result in material fluctuations in comprehensive income and stockholders' equity in periods of price volatility, despite the fact that Kaiser's cash flow and earnings will be "fixed" to the extent hedged.

      SFAS No. 133 requires that, as of the date of the initial adoption, the difference between the market value of derivative instruments recorded on the
Company's consolidated balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Based on authoritative accounting literature issued during the first quarter of 2001, it was determined that all of the cumulative impact of adopting SFAS No. 133 should be recorded in other comprehensive income. Based on the applicable prices and exchange rates in effect at the adoption date, a pre-tax charge of approximately $1.3 million is expected to be reclassified from accumulated other comprehensive income to net income during 2001.

2.    SEGMENT INFORMATION

      The following table presents unaudited financial information by reportable segment (in millions).

                                                FOREST         REAL          RACING                   CONSOLIDATED
                                 ALUMINUM      PRODUCTS       ESTATE       OPERATIONS     CORPORATE       TOTAL
                               ------------  ------------- -------------  ------------  ------------  -------------
Net sales to unaffiliated
   customers for the three
   months ended:
      March 31, 2001.........  $     480.3   $       44.8  $        9.9   $       9.4   $         -   $      544.4
      March 31, 2000.........        575.7           47.4           6.2           8.3             -          637.6

Operating income (loss) for
   the three months ended:
      March 31, 2001.........        216.9           (4.5)         (1.4)          1.3          (3.0)         209.3
      March 31, 2000.........         38.4            5.8          (3.5)          1.4          (3.6)          38.5

Depreciation, depletion and
   amortization for the three
   months ended:
      March 31, 2001.........         19.8            4.9           1.3           0.4           0.1           26.5
      March 31, 2000.........         18.1            4.6           1.3           0.3           0.2           24.5

Total assets as of:
      March 31, 2001.........      3,229.9          627.3         167.9          41.0         277.1        4,343.2
      December 31, 2000......      3,292.5          726.3         165.4          40.8         279.0        4,504.0

      Operating income (loss) in the column entitled "Corporate" represents general and administrative expenses not directly attributable to the reportable segments. This column also serves to reconcile the total of the reportable segments' amounts to totals in the Company's consolidated financial statements.

      NON-RECURRING ITEMS

      Aluminum
      The aluminum segment's operating income for the quarters ending March 31,
2001 and 2000 includes the impact of certain non-recurring items shown in the following table (in millions). These items are included in cost of sales and operations in the Consolidated Statement of Operations.

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               ------------------------
                                                                  2001          2000
                                                               -----------   ----------
Net gains on power sales (Note 4)............................. $    228.2    $       -
Restructuring charges.........................................          -         (2.0)
                                                               -----------   ----------
                                                               $    228.2    $    (2.0)
                                                               ===========   ==========

      The first quarter 2000 charge was part of Kaiser's primary aluminum and corporate business units' efficiency initiatives, which resulted in total restructuring charges of $8.6 million, representing employee benefit and other costs for the elimination of approximately 50 jobs at Kaiser's Tacoma facility and the elimination of approximately 50 positions in Kaiser's corporate staff.
As of March 31, 2001, the total remaining liability associated with both restructuring efforts was $0.4 million as the vast majority of the job eliminations have occurred. It is anticipated that all such remaining costs will be incurred during 2001.

      The aluminum segment's income before income taxes and minority interests for the three months ended March 31, 2001 and 2000, include the net impact of certain non-recurring amounts included in investment, interest and other income
(expense), net, as shown in the following table (in millions):

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        --------------------
                                                                          2001       2000
                                                                        ---------  ---------
ASBESTOS-RELATED CHARGES (NOTE 10)......................................$   (7.5)  $      -
MARK-TO-MARKET GAINS  (NOTES 1 AND 11)..................................    15.3       14.4
ALL OTHER, NET..........................................................    (0.5)      (4.3)
                                                                        ---------  ---------
                                                                        $    7.3   $   10.1
                                                                        =========  =========

      Real Estate
      Investment, interest and other income (expense) for real estate includes net gains from sales of operating assets and equity in earnings from real estate joint ventures of $0.9 million and $2.2 million for the three months ended March
31, 2001 and 2000, respectively.

3.    Incident at Gramercy Facility

      Production at Kaiser's Gramercy, Louisiana, alumina refinery, which had been curtailed since July 1999 as a result of an explosion in the digestion area of the plant, re-commenced during the middle of December 2000. Based on current estimates, construction at the facility is expected to be completed during the third quarter of 2001, and the facility is expected to be fully operational by the end of 2001 or early 2002.

      Through December 31, 2000, Kaiser had recorded $289.3 million of estimated insurance recoveries related to the property damage, business interruption and clean-up and site preparation aspects of the Gramercy incident and had collected
$252.6 million of such amounts. During the first quarter of 2001, Kaiser collected $16.0 million of the estimated insurance recoveries related to the amount outstanding at December 31, 2000. The remaining balance of approximately
$20.7 million and any additional amounts possibly due to Kaiser are not expected to be recovered until Kaiser and the insurers resolve their differences regarding the ultimate amount recoverable as a result of the Gramercy incident.
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

      During the three months ended March 31, 2001, abnormal Gramercy-related start-up costs totaled approximately $19.0 million and rebuild capital spending was approximately $36.1 million. Kaiser does not intend to record any additional insurance-related recoveries in 2001 unless and until agreed to by the insurers or until the dispute resolution process is completed. As such, Kaiser's future operating results will continue to be adversely affected until all of the additional costs/lost profits related to the Gramercy plant's start-up and return to full production are eliminated or until any insurance recoveries ultimately determined to be due to Kaiser are received.

4.    PACIFIC NORTHWEST POWER SALES AND OPERATING LEVEL

      POWER SALES
      During the first quarter of 2001, Kaiser, in a series of transactions, sold a substantial majority of the remaining power available for its Northwest smelters that it had under contract through September 2001. As a result of these power sales, Kaiser recorded net pre-tax gains of approximately $228.2 million.
The gains were net of approximately $25.0 million of employee-related expenses and other fixed or incremental costs associated with the continuing curtailment.
Approximately $135.0 million of the proceeds was received in the first quarter of 2001. The balance will be received periodically through October 2001. The resulting net gains have been recorded in segment information (see Note 2).
Based on recent forward prices for power, the value of the remaining power that
Kaiser has under contract that can be sold is estimated to be between $20.0 million and $40.0 million.

      FUTURE POWER SUPPLY
      During October 2000, Kaiser signed a new power contract with the BPA under which the BPA will provide Kaiser's operations in the State of Washington with power during the period from October 2001 through September 2006. The contract will provide Kaiser with sufficient power to fully operate Kaiser's Trentwood facility as well as approximately 40% of the combined capacity of Kaiser's Mead and Tacoma aluminum smelting operations. Power costs under the new contract are expected to exceed the cost of power under Kaiser's current BPA contract by as much as 100% in certain periods. Additional provisions of the new BPA contract include a take-or-pay requirement, an additional cost recovery mechanism under which Kaiser's base power rate could be increased and clauses under which
Kaiser's power allocation could be curtailed, or its costs increased, in certain instances. Kaiser does not have any remarketing rights under the new BPA contract. Kaiser has the right to terminate the contract until certain pricing and other provisions of the BPA contract are finalized, which is expected to be in mid-2001.

      Depending on the ultimate price for power under the terms of the new BPA contract or the availability of an alternate power supply at an acceptable price, Kaiser may be unable to operate the Mead and Tacoma smelters in the near or long-term. Under Kaiser's contract with the USWA, Kaiser is liable for certain severance, supplemental unemployment benefits and early retirement benefits for laid-off workers in certain circumstances. As of March 31, 2001, all such contractual compensation costs have been accrued for all USWA workers in excess of those expected to be required to run the Northwest smelters at the above stated 40% operating rate. These costs are expected to be incurred periodically through September 2002. Costs associated with the USWA workers that
Kaiser assumes would be required to operate at the 40% operating rate have been accrued through September 2001 (the period through which Kaiser has sold power).
If Kaiser does not restart and begin operating at the 40% rate beginning October
2001, it could become liable for additional supplemental unemployment benefits for these workers. Additionally, if such workers were not recalled prior to early 2003, Kaiser could become liable for additional early retirement costs.
Such costs could be significant and would adversely impact Kaiser's operating results and liquidity.

5.    CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      Cash, marketable securities and other investments include the following amounts which are restricted (in millions):

                                                                                         March 31,    DECEMBER 31,
                                                                                           2001           2000
                                                                                       ------------- --------------

Current assets:
   Cash and cash equivalents:
      Amounts held as security for short positions in marketable securities..........  $       12.7  $        30.9
      Other restricted cash and cash equivalents.....................................          10.8           36.7
                                                                                       ------------- --------------
                                                                                               23.5           67.6
                                                                                       ------------- --------------
   Marketable securities, restricted:
      Amounts held in SAR Account....................................................          16.7           16.3
                                                                                       ------------- --------------

Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account.......................................................         134.1          144.4
   Amounts held in Prefunding Account................................................           2.5            2.5
   Other amounts restricted under the Timber Notes Indenture.........................           0.3            0.4
   Other long-term restricted cash...................................................          11.4           11.7
   Less: Amounts attributable to Timber Notes held in SAR Account....................         (52.0)         (52.7)
                                                                                       ------------- --------------
                                                                                               96.3          106.3
                                                                                       ------------- --------------

Total restricted cash, marketable securities and other investments...................  $      136.5  $       190.2
                                                                                       ============= ==============

      Cash, marketable securities and other investments include a limited partnership interest in an investment fund (the "Equity Fund Partnership") which invests in a diversified portfolio of common stocks and other equity securities whose issuers are included in merger, tender offer, spin-off or recapitalization transactions. The following table shows the Company's investment in the Equity
Fund Partnership, including restricted amounts held in the SAR Account, and the ownership interest (dollars in millions):

                                                                                          MARCH 31,      DECEMBER 31,
                                                                                            2001             2000
                                                                                        -------------   --------------

Investment in Equity Fund Partnership:
   Restricted........................................................................   $       10.2    $        10.1
   Unrestricted......................................................................          129.9                -
                                                                                        -------------   --------------
                                                                                        $      140.1    $        10.1
                                                                                        =============   ==============

Percentage of ownership held.........................................................           48.2%            10.8%
                                                                                        =============   ==============

6.    INVENTORIES

      Inventories consist of the following (in millions):

                                                                                         MARCH 31,    DECEMBER 31,
                                                                                           2001           2000
                                                                                      -------------- --------------

Aluminum operations:
   Finished fabricated products...................................................... $        48.5  $        54.6
   Primary aluminum and work in process..............................................         122.3          126.9
   Bauxite and alumina...............................................................         100.0           88.6
   Operating supplies and repair and maintenance parts...............................         116.9          126.1
                                                                                      -------------- --------------
                                                                                              387.7          396.2
                                                                                      -------------- --------------
Forest products operations:
   Lumber............................................................................          36.3           34.0
   Logs..............................................................................           9.5           21.1
                                                                                      -------------- --------------
                                                                                               45.8           55.1
                                                                                      -------------- --------------
                                                                                      $       433.5  $       451.3
                                                                                      ============== ==============

      Substantially all product inventories are stated at last-in, first-out
(LIFO) cost, not in excess of market. replacement cost is not in excess of LIFO cost.

7.    LONG-TERM DEBT

      Long-term debt consists of the following (in millions):

                                                                                          MARCH 31,   December 31,
                                                                                            2001          2000
                                                                                        ------------- ------------
KACC Credit Agreement.................................................................  $          -  $      30.4
97/8% KACC Senior Notes due February 15, 2002, net of discount........................         224.0        224.8
107/8% KACC Senior Notes due October 15, 2006, including premium......................         225.5        225.5
12 3/4% KACC Senior Subordinated Notes due February 1, 2003...........................         400.0        400.0
Alpart CARIFA Loans...................................................................          22.0         56.0
Other aluminum operations debt........................................................          52.2         52.7
12% MGHI Senior Secured Notes due August 1, 2003......................................         103.2        118.8
6.55% Scotia LLC Class A-1 Timber Collateralized Notes due July 20, 2028..............         123.5        136.7
7.11% Scotia LLC Class A-2 Timber Collateralized Notes due July 20, 2028..............         243.2        243.2
7.71% Scotia LLC Class A-3 Timber Collateralized Notes due July 20, 2028..............         463.3        463.3
Other notes and contracts, primarily secured by receivables, buildings, real estate
   and equipment......................................................................          44.5         41.5
                                                                                        ------------- ------------
                                                                                             1,901.4      1,992.9
      Less: current maturities........................................................        (245.0)       (50.2)
            Timber Notes held in SAR Account..........................................         (58.2)       (59.9)
                                                                                        ------------- ------------
                                                                                        $    1,598.2  $   1,882.8
                                                                                        ============= ============

      The amount attributable to the Timber Notes held in the SAR Account of
$52.0 million reflected in Note 5 above represents the amount paid to acquire
$58.2 million of principal amount of Timber Notes.

      CURRENT MATURITIES AND LIQUIDITY
      The KACC Credit Agreement provides a secured, revolving line of credit through August 15, 2001. Kaiser is able to borrow under the facility by means of revolving credit advances and letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of $300.0 million or a borrowing base relating to eligible accounts receivable and eligible inventory. At March 31,
2001, $208.8 million (of which $87.8 million could have been used for letters of credit) was available to Kaiser under the KACC Credit Agreement, and no amounts were outstanding under the revolving credit facility. Interest on any outstanding balances bear a spread (which varies based on the results of a financial test) over either a base rate or LIBOR, at Kaiser's option. Kaiser typically chooses base rate based borrowings for shorter term KACC Credit
Agreement uses and LIBOR based loans for more extended KACC Credit Agreement uses. The average interest rate on loans outstanding under the KACC Credit
Agreement during the first quarter of 2001 was approximately 10% per annum. As of April 30, 2001, there were no revolving credit borrowings outstanding under the KACC Credit Agreement. As of April 30, 2001, outstanding letters of credit were approximately $45.8 million.

      It is Kaiser's intention to extend or replace the KACC Credit Agreement prior to its expiration. However, in order for the KACC Credit Agreement to be extended, on a short-term basis, beyond August 2001, Kaiser will have to have a demonstrable way to retire and/or refinance the $225.0 million of KACC 97/8%
Senior Notes, due February 2002. For the KACC Credit Agreement to be extended past February 2003, both the KACC 97/8% Senior Notes and the KACC Senior
Subordinated Notes, due February 2003, will have to be retired and/or refinanced. As of April 30, 2001, Kaiser had approval from the KACC Credit
Agreement lenders to purchase up to $50.0 million of the KACC 97/8% Senior
Notes. As of April 30, 2001, Kaiser has purchased approximately $1.0 million of the KACC 97/8% Senior Notes.

      Kaiser is in active negotiations with third parties involving five potential asset transactions, any one of which, together with cash flow from operations, would enable Kaiser to address the approaching KACC 97/8% Senior
Notes maturity. Kaiser expects to be in a position to announce further details during the second quarter of 2001. It is unlikely, however, that it would consummate all of the transactions under consideration. Further, there can be no assurance as to the likelihood, timing or terms of such sales.

      ALPART CARIFA LOANS
      In December 1991, Alpart (which is 65% owned by Kaiser) entered into a loan agreement with CARIFA. Amounts outstanding under such loan agreements were supported by letters of credit from Alpart's partners. During the first quarter of 2001, Alpart redeemed $34.0 million principal amount of the CARIFA loans.
Kaiser and its partner in Alpart both funded their respective share of the redemption. The redemption had a modest beneficial effect on the unused availability remaining under the KACC Credit Agreement as the additional KACC
Credit Agreement borrowings of $22.0 million required for KACC's share of the redemption were more than offset by a reduction in the amount of letters of credit outstanding.

8.    REDEEMABLE PREFERENCE STOCK

      In connection with the settlement of the labor dispute with the USWA, during March 2001, Kaiser redeemed all of its outstanding Redeemable Preference
Stock ($17.5 million at December 31, 2000). The net cash impact of the redemption on Kaiser was only approximately $5.5 million because approximately
$12.0 million of the redemption amount had previously been funded into redemption funds.

9.    PER SHARE INFORMATION

      Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period including the weighted average impact of the shares of Common Stock issued and treasury stock acquired during the year from the date of issuance or repurchase and the dilutive effect of Class A Preferred Stock (which is convertible into Common
Stock). Prior to this report, the dilutive effect of the Class A Preferred Stock was not included in the determination of basic earnings per share. However, in
April 2001, the Financial Accounting Standards Board clarified that securities which are convertible into common stock and participate in common stock dividends should be used in computing basic earnings per share if the effect is dilutive. Therefore the Class A Preferred Stock is included in the weighted average number of common and common equivalent shares for purposes of computing basic earnings per share. Basic earnings per share for the three months ended
March 31, 2000, has been restated from that which was previously reported to reflect the new guidance. Diluted earnings per share calculations also include the dilutive effect of common and preferred stock options.

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                          2001            2000
                                                                                       -----------    ------------
Weighted average shares outstanding:
   Common Stock......................................................................    6,743,729       7,216,169
   Effect of dilution:
      Class A Preferred Stock........................................................      668,484         668,590
                                                                                       -----------    ------------
Weighted average number of common and common equivalent shares - Basic...............    7,412,213       7,884,759
   Effect of dilution:
      Stock options..................................................................            -(1)        6,272(1)
                                                                                       -----------    ------------
Weighted average number of common and common equivalent shares - Diluted.............    7,412,213       7,891,031
                                                                                       ===========    ============
------------------

(1)  Options to purchase 683,375 and 407,875 shares of Common Stock outstanding during the three months ended March 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the
     Common Stock.

10.     CONTINGENCIES

   ALUMINUM OPERATIONS

      Environmental Contingencies
      Kaiser is subject to a number of environmental laws and regulations, to fines or penalties assessed for alleged breaches of the environmental laws and regulations, and to claims and litigation based upon such laws. Kaiser is subject to a number of claims under CERCLA, and, along with certain other entities, has been named as a potentially responsible party for remedial costs at certain third-party sites listed on the National Priorities List under
CERCLA.

      Based on Kaiser's evaluation of these and other environmental matters,
Kaiser has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. At March 31,
2001, the balance of such accruals, which are primarily included in other noncurrent liabilities, was $45.6 million. These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and Kaiser's assessment of the likely remediation actions to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $3.0 million to $12.0 million for the years 2001 through 2005 and an aggregate of approximately $21.0 million thereafter.

      As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. Kaiser believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $32.0 million. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, Kaiser is working to resolve certain of these matters.

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

      The following table presents the changes in the number of such claims pending for the three months ended March 31, 2001 and the year ended December 31, 2000.

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                           2001          2000
                                                                                        -----------  ------------
Number of claims at beginning of period...............................................     110,800       100,000
Claims received.......................................................................       6,100        30,600
Claims settled or dismissed...........................................................     (14,400)      (19,800)
                                                                                        -----------  ------------
Number of claims at end of period.....................................................     102,500       110,800
                                                                                        ===========  ============
Number of claims at end of period (included above) covered by agreements under
   which Kaiser expects to settle over an extended period.............................      69,400        66,900

      Kaiser maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed over a 10 year period
(i.e., through 2011). Kaiser's estimate is based on its view, at each balance sheet date, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin
Ehrmantraut Klein & Nash, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs, and Kaiser's actual costs could exceed its estimates due to changes in facts and circumstances after the date of each estimate. Further, while Kaiser does not believe there is a reasonable basis for estimating asbestos-related costs beyond 2011 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2011, Kaiser expects that such costs are likely to continue beyond 2011, and that such costs could be substantial.

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
Given the significance of expected asbestos-related payments in 2001 and 2002 based on settlement agreements in place at March 31, 2001, the receipt of timely and appropriate reimbursements from such insurers is critical to Kaiser's liquidity. The court is expected to try certain aspects of the case in late 2001 and the remaining issues in 2002. Kaiser is continuing to receive cash payments from the insurers.

      The following tables present historical information regarding Kaiser's asbestos-related balances and cash flows (in millions):

                                                                                   MARCH 31,        December 31,
                                                                                     2001               2000
                                                                                ---------------   -----------------
Liability (current portion of $130.0 in both periods)...........................$        486.2    $          492.4
Receivable (included in long-term receivables and other assets)(1)..............        (408.0)             (406.3)
                                                                                ---------------   -----------------
                                                                                $         78.2    $           86.1
                                                                                ===============   =================
------------------

(1)   The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that
      Kaiser will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed Kaiser's aggregate insurance coverage. As of March 31, 2001, and December 31, 2000, $43.0 million and
      $36.9 million, respectively, of the receivable amounts relate to costs paid. The remaining receivable amounts relate to costs that are expected to be paid by Kaiser in the future.

                                                                         THREE MONTHS ENDED        INCEPTION TO
                                                                           MARCH 31, 2001         MARCH 31, 2001
                                                                         -------------------   --------------------
Payments made, including related legal costs...........................  $             38.1    $             258.6
Insurance recoveries...................................................               (22.5)                (153.8)
                                                                         -------------------   --------------------
                                                                         $             15.6    $             104.8
                                                                         ===================   ====================

                                                                                     MARCH 31, 2001
                                                              ------------------------------------------------------------
                                                                 2001 AND 2002        2003 TO 2005          THEREAFTER
                                                              -------------------  ------------------   ------------------
Expected annual payment amounts, before
   considering insurance recoveries...........................  $115.0 - $150.0       $25.0 - $60.0              $  130.0

      Kaiser's management continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from Kaiser's underlying assumptions. This process resulted in Kaiser recording charges of $7.5 million (included in investment, interest and other income
(expense), see Note 2) in the first quarter of 2001, for asbestos-related claims, net of expected insurance recoveries, based on recent cost and other trends experienced by Kaiser and other companies. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos- related costs net of related insurance recoveries should not have a material adverse effect on
Kaiser's consolidated financial position or liquidity. However, as Kaiser's estimates are periodically re-evaluated, additional charges may be necessary and such charges could be material to the results of the period in which they are recorded.

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

      FOREST PRODUCTS OPERATIONS

      Regulatory and environmental matters play a significant role in the
Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP and Pacific
Lumber's timber operator's license, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. On March 1, 1999, Pacific Lumber and the Company consummated the
Headwaters Agreement with the United States and California. In addition to the transfer of the Headwaters Timberlands, the SYP and HCP were approved and the
Permits were issued.

       The SYP complies with certain California Board of Forestry and Fire
Protection regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years
(subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs will be prepared every decade that address the harvest level based upon reassessment of changes in the resource base and other factors. The HCP and the Permits allow incidental "take" of certain species located on the Company's timberlands which species have been listed as endangered or threatened under the ESA and/or the CESA so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years. The Company believes that the SYP and the HCP should in the long-term expedite the preparation and facilitate approval of its THPs, although the Company is experiencing difficulties in the THP approval process as it implements these agreements.

      Under the CWA, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North
Coast Regional Water Quality Control Board are in the process of establishing
TMDLs for 17 northern California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The
Company expects this process to continue into 2010. In the December 1999 EPA report dealing with TMDLs on two of the nine water courses, the agency indicated
that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. However, the
September 2000 report by the staff of the North Coast Regional Water Quality
Control Board proposed various actions, including restrictions on harvesting beyond those required under the HCP. Dates for hearings concerning these matters have not been scheduled. Establishment of the final TMDL requirements applicable to the Company's timberlands will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the
HCP.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs or carrying out certain other operations. On December 2, 1997, the
Wrigley lawsuit was filed. This action alleges, among other things, that the defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the Elk River watershed.

      On January 28, 1997, the ERF lawsuit was filed. This action alleges that
Pacific Lumber has discharged pollutants into federal waterways, and the plaintiffs are seeking to enjoin Pacific Lumber from continuing such actions, civil penalties of up to $25,000 per day for each violation, remediation and other damages. This case was dismissed by the District Court on August 19, 1999, but the dismissal was reversed by the U.S. Ninth Circuit Court of Appeals on
October 30, 2000, and the case was remanded to the District Court, but no further proceedings have occurred. The Company believes that it has strong factual and legal defenses with respect to the Wrigley lawsuit and ERF lawsuit;
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

      On or about February 23, 2001, Pacific Lumber received a letter from the
Environmental Protection Information Association of its 60-day notice of intent to sue Pacific Lumber under the CWA. The letter alleges a number of violations of the CWA by Pacific Lumber in certain watersheds since 1990. If filed, the lawsuit will purportedly seek declarative and injunction relief for past violations and to prevent future violations, as well as civil penalties. Such civil penalties could be up to $25,000 per day for each continuing violation.
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

      OTS CONTINGENCY AND RELATED MATTERS
      On December 26, 1995, the OTS initiated the OTS action against the Company and others by filing the Notice. The Notice alleges, among other things, misconduct by the Respondents with respect to the failure of USAT, a wholly owned subsidiary of UFG. At the time of receivership, the Company owned approximately 13% of the voting stock of UFG. The Notice claims, among other things, that the Company was a savings and loan holding company, that with others it controlled USAT, and that, as a result of such status, it was obligated to maintain the net worth of USAT. The Notice makes numerous other allegations against the Company and the other Respondents, including that through USAT it was involved in prohibited transactions with Drexel Burnham
Lambert Inc. The hearing on the merits of this matter commenced on September 22,
1997 and concluded on March 1, 1999. On February 10, 1999, the OTS and FDIC
settled with all of the Respondents (except Mr. Charles Hurwitz, Chairman and
Chief Executive Officer of the Company, the Company and Federated) for $1.0
million and limited cease and desist orders.

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
A final agency decision would thereafter be issued by the OTS Director. Such decision would then be subject to appeal by any of the Respondents to the federal appellate court.

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

      On January 16, 2001, the Kahn lawsuit was filed. The plaintiff purports to bring this action as a stockholder of the Company derivatively on behalf of the
Company. The lawsuit concerns the FDIC and OTS actions, and the Company's advancement of fees and expenses on behalf of Federated and certain of the
Company's directors in connection with these actions. It alleges that the defendants have breached their fiduciary duties to the Company, and have wasted corporate assets, by allowing the Company to bear all of the costs and expenses of Federated and certain of the Company's directors related to the FDIC and OTS actions. The plaintiff seeks to require Federated and certain of the Company's directors to reimburse the Company for all costs and expenses incurred by the
Company in connection with the FDIC and OTS actions, and to enjoin the Company from advancing to Federated or certain of the Company's directors any further funds for costs or expenses associated with these actions. The parties to the
Kahn lawsuit have agreed to an indefinite extension of the defendants'
obligations to respond to the plaintiffs' claims.

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

11.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

      In conducting its business, Kaiser uses various instruments, including forward contracts and options, to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. Kaiser enters into hedging transactions to limit its exposure resulting from (1) its anticipated sales of alumina, primary aluminum, and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas, fuel oil and diesel oil used in its production process, and (3) foreign currency requirements with respect to its cash commitments with foreign subsidiaries and affiliates.

      As Kaiser's hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in these hedging activities (except the impact of those contracts discussed below which have been marked to market) will generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged. See Note 1 for a discussion of the effects of the new accounting requirements under SFAS No. 133, which is being used for reporting results beginning with the first quarter of 2001. The following table summarizes
Kaiser's derivative hedging positions at March 31, 2001 (U.S. and Australian dollars in millions):

                                                                                ESTIMATED PERCENT       CARRYING/
                                                               NOTIONAL             OF ANNUAL            MARKET
                COMMODITY                       PERIOD          AMOUNT           SALES/PURCHASES          VALUE
-----------------------------------------  ----------------  -------------   -----------------------  -------------

Aluminum (in tons):
   Option contracts......................     4/01 to 12/01        272,000             83%            $       11.8
   Option contracts......................        2002              319,000             63%                    22.6
   Option contracts......................        2003               84,000             17%                     5.6

Natural gas (in MMBtu's per day):
   Option contracts and swaps............     4/01 to 6/01           9,500             6%                      1.1

Australian dollars (A$ per year):
   Forwards and option contracts.........     4/01 to 12/01       A$ 125.0             82%                    (8.5)
   Option contracts......................     2002 to 2005        A$  90.0             56%                     5.0

      During the three month period ended March 31, 2001, market value changes in derivative hedging positions included in the above table resulted in a benefit to earnings (included in investment, interest and other income
(expense)) of $6.8 million (see Note 2). However, based on new accounting literature released in April 2001, Kaiser anticipates that future mark-to-market changes will be limited as unrealized gains or losses resulting from changes in the value of these hedges will be recorded in other comprehensive income starting in the second quarter of 2001.

      During late 1999 and early 2000, Kaiser also entered into a series of transactions with a counterparty that provided Kaiser with a premium over the forward market prices at the date of the transaction for 2,000 tons of primary aluminum per month during the period January 2000 through June 2001. Kaiser also contracted with the counterparty to receive certain fixed prices (also above the forward market prices at the date of the transaction) on 4,000 tons of primary aluminum per month over a three year period commencing October 2001, unless market prices during certain periods decline below a stipulated "floor" price, in which case the fixed price sales portion of the transactions terminate. The price at which the October 2001 and later transactions terminate is well below current market prices. These positions do not qualify for treatment as a "hedge"
under both previous and current accounting guidelines. Accordingly, the mark-
to-market impacts of these positions due to fluctuations in primary aluminum prices are recorded in investment, interest and other income (expense) in the
Consolidated Statement of Operations. For the three months ended March 31, 2001 and 2000, Kaiser recorded mark-to-market gains of $8.5 million and $14.4 million, respectively, in investment, interest and other income (expense)
associated with the transactions described in this paragraph (see Note 2).

      As of March 31, 2001, Kaiser had sold forward approximately 100% and 80%
of the alumina available to it in excess of its projected internal smelting requirements for 2001 and 2002, respectively, at prices indexed to future prices of primary aluminum.

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

   ALUMINUM OPERATIONS

      Industry Overview and Selected Operational Data
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

      Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on Kaiser's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical fluctuations (see Notes 1 and 11 to the Condensed
Consolidated Financial Statements and Item 7A. "Quantitative and Qualitative
Discoveries About Market Risk" in the Form 10-K for a discussion of Kaiser's hedging activities).

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

      During the three months ended March 31, 2000, the AMT Price per pound of primary aluminum was $.79 per pound. During the three months ended March 31,
2001, the average AMT Price was $.75 per pound. The average AMT Price for primary aluminum for the week ended April 27, 2001, was approximately $.73 per pound.

      The following table presents selected operational and financial information with respect to the Company's aluminium operations for the three months ended March 31, 2001 and 2000.

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                        ------------------------------
                                                                                            2001             2000
                                                                                        -------------    -------------
                                                                                           (IN MILLIONS OF DOLLARS,
                                                                                          EXCEPT SHIPMENTS AND PRICES)
Shipments:(1)
   Alumina:
      Third party (2)..................................................................        664.0            437.5
      Intersegment (2).................................................................        182.9            277.6
                                                                                        -------------    -------------
        Total alumina..................................................................        846.9            715.1
                                                                                        -------------    -------------
   Primary aluminum:
      Third party......................................................................         63.9             79.4
      Intersegment.....................................................................          1.5             47.9
                                                                                        -------------    -------------
        Total primary aluminum.........................................................         65.4            127.3
                                                                                        -------------    -------------
   Flat-rolled products (3)............................................................         25.0             51.8
                                                                                        -------------    -------------
   Engineered products (3).............................................................         32.9             47.3
                                                                                        -------------    -------------
Average realized third party sales price: (4)
   Alumina (per ton)................................................................... $        194     $        218
   Primary aluminum (per pound)........................................................         0.73             0.79
Net sales:
   Bauxite and alumina:
      Third party (includes net sales of bauxite)...................................... $      137.6 (2)        107.6
      Intersegment.....................................................................         36.0 (2)         56.8
                                                                                        -------------    -------------
        Total bauxite and alumina......................................................        173.6            164.4
                                                                                        -------------    -------------
   Primary aluminum:
      Third party......................................................................        103.0            138.0
      Intersegment.....................................................................          2.5             82.1
                                                                                        -------------    -------------
        Total primary aluminum.........................................................        105.5            220.1
                                                                                        -------------    -------------
   Flat-rolled products................................................................         95.9            157.9
   Engineered products.................................................................        120.6            163.7
   Commodities Marketing...............................................................         (2.6)           (16.1)
   Minority interests..................................................................         25.8             24.6
   Eliminations........................................................................        (38.5)          (138.9)
                                                                                        -------------    -------------
        Total net sales................................................................ $      480.3     $      575.7
                                                                                        =============    =============
Operating income (5)................................................................... $      216.9     $       38.4
                                                                                        =============    =============
Income  before income taxes and minority interests..................................... $      196.3     $       20.1
                                                                                        =============    =============
--------------------

(1)  Shipments are expressed in thousands of metric tons.  A metric ton is equivalent to 2,204.6 pounds.
(2)  Net sales for the three months ended March 31, 2001, included approximately 39,700 tons of alumina purchased from third parties and transferred to Kaiser's primary aluminum business unit.  There were no purchases of alumina from third parties during the first three months of 2001 for unaffiliated customers. Net sales for the three months ended
     March 31, 2000, included approximately 77,000 tons of alumina purchased from third parties and resolt to certain unaffiliated customers and 39,000 tons of alumina purchased from third parties and transferred to Kaiser's primary aluminum business unit.
(3)  In the first quarter of 2001, the flat-rolled products business unit began purchasing its own primary aluminum rather than relying on the primary aluminum business unit to supply its aluminum requirements through production or third party purchases. Total purchases of primary aluminum during the quarters ended March 31, 2001 and 2000, by the flat-rolled products business unit and the engineered products business unit (which was already responsible for purchasing the majority of its primary aluminum requirements) were approximately 47,500 tons and 41,200 tons, respectively.  During the quarter ended March 31, 2001, the primary aluminum business unit purchased approximately 17,200 tons of primary aluminum from third parties to meet existing customer requirements.
(4)  Average realized prices for the flat-rolled products and engineered products business units are not presented as such prices are subject to fluctuations due to changes in product mix.  Average realized third party sales prices for alumina and primary aluminum include the impact of hedging activities.
(5)  Operating income includes net gains of $228.2 million from power sales for the three months ended March 31, 2001 and $2.0 million of restructuring charges related to primary aluminum and corporate efficiency initiatives for the three months ended March 31, 2000. Operating income for the three months ended March 31, 2000, also included estimated business interruption insurance recoveries totaling $25.3 million. There were no estimated business interruption insurance recoveries during the first quarter of 2001, despite the fact that approximately $19.0 million of abnormal start-up costs were incurred. Additionally, depreciation was suspended for the Gramercy facility during the first quarter of 2000 as a result of the July 1999 incident.

      Recent Events and Developments

      Liquidity/Cash Resources
      Kaiser has significant near-term debt maturities. Kaiser's ability to make payments on and refinance its debt depends on its ability to generate cash in the future. In addition to being impacted by power sales and normal operating items, Kaiser's near-term liquidity and cash flows will also be affected by the
Gramercy incident, net payments for asbestos-related liabilities and possible proceeds from asset dispositions. See "Financial Condition and Investing and
Financial Activities -- Aluminum Operations" for a discussion of these matters.

      Incident at Gramercy Facility
      Production at Kaiser's Gramercy, Louisiana, alumina refinery, which had been curtailed since July 1999 as a result of an explosion in the digestion area of the plant, re-commenced during the middle of December 2000. As of March 31,
2001, the plant was operating at approximately 75% of its newly rated estimated capacity of 1,250,000 tons. Based on current estimates, construction at the facility is expected to be completed during the third quarter of 2001, and the facility is expected to be fully operational by the end of 2001 or early 2002.

      Through March 31, 2001, Kaiser had recorded $289.3 million of estimated insurance recoveries related to the Gramercy incident and had collected $268.6 million of such amounts. The remaining balance of approximately $20.7 million and any additional amounts possibly due to Kaiser will likely not be recovered until Kaiser and the insurers resolve certain outstanding issues. Kaiser anticipates that the remaining issues will not be resolved until late 2001 or early 2002. Kaiser continues to believe that a minimum of approximately $290.0 million of insurance recoveries are probable, that additional amounts are owed to Kaiser by the insurers, and that the likelihood of any refund by Kaiser of amounts previously received from the insurers is remote.

      See Note 3 to the Condensed Consolidated Financial Statements for
additional discussion of the incident at the Gramercy facility.

      Labor Matters
      Although the USWA dispute has been settled and the workers have returned to the facilities, two allegations of ULPs in connection with the USWA strike and subsequent lock-out by Kaiser remain to be resolved. Kaiser believes that the remaining charges made against it by the USWA are without merit. See Note 10 to
Condensed Consolidated Financial Statements for additional discussion on the ULP charges.

      Strategic Initiatives
      Kaiser's strategy is to improve its financial results by: increasing the competitiveness of its existing plants; continuing its cost reduction initiatives; adding assets to businesses it expects to grow; pursuing divestitures of its non- core businesses; and strengthening its financial position by divesting part or all of its interests in certain operating assets.
See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Results of Operations -- Aluminum Operations -- Recent Events and
Developments - Strategic Initiatives" in the Form 10-K for additional information regarding strategic initiatives.

      Pacific Northwest Power Sales and Operating Level
      During the first quarter of 2001, Kaiser, in a series of transactions, sold a substantial majority of the remaining power available for its Northwest smelters that it had under contract through September 2001. As a result of such power sales, the Northwest smelters are expected to remain curtailed at least through that date.

      Kaiser has the right to purchase power under a separate contract with the
BPA that would, starting October 1, 2001, provide sufficient power to operate
Kaiser's Trentwood facility as well as approximately 40% of the capacity of its
Northwest aluminum smelting operations. Power costs under the new contract are expected to exceed the cost of power under Kaiser's current BPA contract by as much as 100% in certain periods. There are other terms of the new BPA contract which are also less favorable than the current BPA contract, including the fact that Kaiser does not have any remarketing rights under the new BPA contract.
Kaiser is liable for certain severance, supplemental unemployment and early retirement benefits for the USWA workers at the curtailed smelters. A substantial portion of such costs have been accrued as of March 31, 2001.
However, additional accruals may be required depending on when the USWA workers are recalled and when the smelting operations are restarted. See Note 4 to
Condensed Consolidated Financial Statements for additional information on the power sales, the new BPA contract and additional detail regarding accrued liabilities with respect to the USWA workers.

      Net Sales

      Net sales in the first quarter of 2001 totaled $480.3 million compared to
$575.7 million in the first quarter of 2000. The decrease was the result of declines in average realized prices for alumina and primary aluminum as well as a decline in shipments for primary aluminum, flat-rolled products and engineered products. The decrease in average realized prices for alumina was due to a decrease in primary aluminum market prices to which Kaiser's third-party alumina sales contracts are linked. The decrease in intersegment shipments for primary aluminum and in turn third party shipments for flat-rolled products was primarily due to reduced shipments of can body stock as a part of the planned exit from this product line in the last half of 2000. The decrease in intersegment alumina shipments and in turn third party primary aluminum shipments was primarily due to the potline curtailments at Kaiser's Washington smelters. The decrease in engineered product shipments was the result of reduced ground transportation shipments due to softening market demand. These decreases were partially offset by an increase in average realized prices for flat-rolled products which reflects the change in product mix from the can body stock to heat-treat products and an increase in alumina shipments which resulted primarily from the timing of shipments as well as the restart of production at the Gramercy refinery in December 2000. The increase in average realized prices for engineered products reflects increased prices for soft alloy extrusions offset, in part, by a shift in product mix.

      Operating Income

      Operating income for the quarter ended March 31, 2001, includes non-recurring net gains from power sales of $228.2 million. Excluding this item, operating income decreased from $38.4 million for the quarter ended March 31,
2000, to an operating loss of $11.3 million for the quarter ended March 31,
2001. In addition to the impact of lower net sales discussed above, operating income for 2001 was adversely affected by abnormal Gramercy related start-up costs of approximately $19.0 million, overhead and other fixed costs associated with the curtailed Northwest smelting operations which totaled approximately
$12.0 million during the first quarter of 2001, and higher natural gas and fuel oil costs.

      Income Before Income Taxes and Minority Interests

      Income before income taxes and minority interests increased from $20.1 million to $196.3 million primarily as result of the $228.2 million in net gains from power sales for the quarter ended March 31, 2001 offset by the impact of lower net sales and higher costs discussed above.

   FOREST PRODUCTS OPERATIONS

      Industry Overview and Selected Operational Data
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

      Due to the failure of government agencies to approve THPs in a timely manner and the resulting lower harvests on its property, Pacific Lumber's production of lumber has decreased. Furthermore, logging costs have increased due to the harvest of smaller diameter logs and compliance with environmental regulations and the Environmental Plans.  See also "--Trends."

      MGI's management is currently re-evaluating its operations. This may result in changes in the sawmill or other operations, and it may require an evaluation of the realizability of MGI's investment in any facilities which are curtailed as a result.

      The following table presents selected operational and financial information for the three months ended March 31, 2001 and 2000, for the
Company's forest products operations.

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        ---------------------------
                                                                                            2001          2000
                                                                                        ------------- -------------
                                                                                         (IN MILLIONS OF DOLLARS,
                                                                                        EXCEPT SHIPMENTS AND PRICES)
Shipments:
   Lumber: (1)
      Redwood upper grades.............................................................          4.1           3.5
      Redwood common grades............................................................         37.2          35.4
      Douglas-fir upper grades.........................................................          2.0           2.5
      Douglas-fir common grades........................................................         13.0          19.1
      Other............................................................................          0.5           3.0
                                                                                        ------------- -------------
   Total lumber........................................................................         56.8          63.5
                                                                                        ============= =============
   Wood chips (2)......................................................................         26.6          39.0
                                                                                        ============= =============

Average sales price:
   Lumber: (3)
      Redwood upper grades............................................................. $      1,845  $      1,615
      Redwood common grades............................................................          614           739
      Douglas-fir upper grades.........................................................        1,385         1,300
      Douglas-fir common grades........................................................          322           424
   Wood chips (4)......................................................................           70            62

Net sales:
   Lumber, net of discount............................................................. $       37.1  $       43.7
   Wood chips..........................................................................          1.9           2.4
   Cogeneration power..................................................................          4.4           0.6
   Other...............................................................................          1.4           0.7
                                                                                        ------------- -------------
      Total net sales.................................................................. $       44.8  $       47.4
                                                                                        ============= =============
Operating income (loss)................................................................ $       (4.5) $        5.8
                                                                                        ============= =============
Operating cash flow (5)................................................................ $        0.4  $       10.4
                                                                                        ============= =============
Loss before income taxes and minority interests........................................ $      (15.8) $       (4.9)
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

      Net Sales
      Net sales for the first quarter of 2001 were lower than the 2000 first quarter primarily as a result of lower prices for redwood and Douglas-fir common grade lumber. In addition, the Company had lower shipments of Douglas-fir lumber offset somewhat by higher shipments of redwood lumber.

      Operating Income (Loss)
      Forest products had an operating loss for the first quarter of 2001 as compared to operating income for the first quarter of 2000 as a result of the decline in net sales as well as higher costs associated with lumber production and logging operations.

      Loss Before Income Taxes and Minority Interests
      The loss before income taxes for the first quarter of 2001 increased from the loss in the comparable prior year period, as a result of the decline in operating income discussed above.

   REAL ESTATE OPERATIONS

      Industry Overview and Selected Operational Data
      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Puerto Rico,
Arizona and California.

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                               --------------------
                                                                                                 2001       2000
                                                                                               ---------  ---------
                                                                                                   (IN MILLIONS)

Net sales..................................................................................... $    9.9   $    6.2
Operating loss................................................................................     (1.4)      (3.5)
Income (loss) before income taxes and minority interests......................................      0.1       (0.6)

      Net Sales
      Net sales improved for the first quarter of 2001 from the first quarter of
2000 primarily as a result of an increase in lot sales in Fountain Hills,
Arizona.

      Operating Loss and Income (Loss) Before Income Taxes and  Minority Interests
      The real estate segment operating loss for the first quarter 2001 decreased from the operating loss for first quarter of 2000 primarily due to the increase in real estate sales discussed above. The real estate segment had income before income taxes and minority interests for the first quarter of 2001 as compared to a loss before income taxes and minority interests for the first quarter 2000 also due to the increase in real estate sales.

   RACING OPERATIONS

      Industry  and Selected Operational Data
      The Company, through its subsidiaries, has a 99.9% ownership interest in
SHRP, Ltd., a Texas limited partnership, which owns and operates the Sam Houston
Race Park, a Class 1 horse racing facility in Houston, Texas, and Valley Race
Park, a greyhound racing facility located in Harlingen, Texas, which began operations in mid-March of 2000. Results of operations between periods are generally not comparable due to the timing, varying lengths and types of racing meets held. Historically, the Sam Houston Race Park has derived a significant amount of its annual net pari- mutuel commissions from live racing and simulcasting. Net pari-mutuel commissions have typically been highest during the first and fourth quarters of the year, the time during which live thoroughbred racing has historically been conducted. Beginning in the fourth quarter of 2000, live greyhound racing has and is expected to contribute to higher net pari-mutuel commissions in the first and fourth quarters of the year.

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                             ----------------------
                                                                                               2001       2000
                                                                                             ---------  ---------
                                                                                                 (IN MILLIONS)

   Net sales...............................................................................  $    9.4   $    8.3
   Operating income........................................................................       1.3        1.4
   Income before income taxes and minority interests.......................................       1.3        1.3

      Net Sales
      Net sales for the racing segment in the first quarter 2001 were higher than for the first quarter 2000 due to the opening of Valley Race Park.

      Operating Income and Income Before Income Taxes and Minority Interests
      Operating income and income before income taxes and minority interests was substantially unchanged between the periods as improvements in net sales due to
Valley Race Park did not have a significant impact on operating income.

   OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                           -----------------------
                                                                                              2001        2000
                                                                                           ----------  -----------
                                                                                                (IN MILLIONS)
Operating loss...........................................................................  $    (3.0)  $     (3.6)
Loss before income taxes and minority interests..........................................       (4.0)        (4.0)

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
Creditors of subsidiaries of the Company have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the
Company. Certain of the Company's subsidiaries, principally Kaiser, MGHI, MGI, Pacific
Lumber and Scotia LLC, are restricted by their various debt instruments as to the amount of funds that can be paid in the form of dividends or loaned to affiliates. Kaiser and the Forest Products companies are highly leveraged and have significant debt service requirements. Notes 7 and 10 to the Condensed
Consolidated Financial Statements and Notes 12 and 17 to the Consolidated
Financial Statements in the Form 10-K contain additional information concerning the Company's indebtedness, certain restrictive debt covenants and a discussion of material commitments and contingencies affecting Kaiser's liquidity and capital resources. "MAXXAM PARENT" is used in this section to refer to the
Company on a stand-alone basis without its subsidiaries.

      The following table summarizes certain data related to financial condition and to investing and financing activities of the Company and its subsidiaries.

                                                     FOREST PRODUCTS
                                             -----------------------------
                                                                      MGI
                                              SCOTIA     PACIFIC      AND      REAL                           MAXXAM
                                ALUMINUM       LLC        LUMBER     OTHER    ESTATE    RACING     MGHI       PARENT      TOTAL
                               ----------    --------    --------    ------   -------   -------   -------    ---------   --------
                                                                    (IN MILLIONS OF DOLLARS)

Debt and credit facilities
   (excluding intercompany
   notes)
Short-term borrowings and
      current maturities of
      long-term debt:
   March 31, 2001............. $   224.9 (1) $  16.7     $   0.1 (1) $   -    $  3.3    $    -    $    -     $  13.4     $ 258.4
   December 31, 2000..........      31.6        16.4        37.1         -       2.1         -         -        13.4       100.6

Long-term debt, excluding
      current maturities:
   March 31, 2001............. $   698.8 (1) $ 755.5 (2) $   0.5     $   -    $ 40.0    $  0.2    $103.2 (2) $      -    $1,598.2
   December 31, 2000..........     957.8       767.2         0.6         -      38.2       0.2    $118.8            -     1,882.8

Revolving credit facilities:
   Facility commitment
      amounts................. $   300.0     $  61.1     $  60.0     $ 2.5    $ 23.6    $    -    $    -     $      -    $ 447.2
   March 31, 2001:
      Borrowings..............         -           -           -         -       6.4         -         -            -        6.4
      Letters of credit.......      37.2           -        12.7         -       1.5         -         -            -       51.4
      Unused and available
        credit................     208.8        61.1        33.5       2.5       9.4         -         -            -      315.3

                                                     FOREST PRODUCTS
                                              -----------------------------
                                                                       MGI
                                               SCOTIA     PACIFIC      AND      REAL                           MAXXAM
                                  ALUMINUM       LLC      LUMBER      OTHER    ESTATE    RACING     MGHI       PARENT      TOTAL
                                 ----------    --------   -------    -------   -------   -------   -------   ---------   --------
                                                                   (IN MILLIONS OF DOLLARS)

Cash, cash equivalents,
   marketable securities and
   other investments
March 31, 2001:
   Current amounts restricted
      for debt service........   $       -     $  21.9     $    -     $    -    $    -    $    -    $    -    $      -    $  21.9
   Other current amounts......        44.2         3.9       19.8       47.6      22.3       7.9      52.3       113.1      311.1
                                 ----------    --------    -------    -------   -------   -------   -------   ---------   --------
                                      44.2        25.8       19.8       47.6      22.3       7.9      52.3       113.1      333.0
                                 ----------    --------    -------    -------   -------   -------   -------   ---------   --------
   Long-term amounts restricted
      for debt service........          -         84.9          -          -       1.8         -         -           -       86.7
   Other long-term restricted
      amounts.................         0.1           -          -        2.2       7.3         -         -           -        9.6
                                 ----------    --------    -------    -------   -------   -------   -------   ---------   --------
                                       0.1        84.9          -        2.2       9.1         -         -           -       96.3
                                 ----------    --------    -------    -------   -------   -------   -------   ---------   --------
                                 $    44.3     $ 110.7     $ 19.8     $ 49.8    $ 31.4    $  7.9    $ 52.3    $  113.1    $ 429.3
                                 ==========    ========    =======    =======   =======   =======   =======   =========   ========

December 31, 2000:
   Current amounts restricted
      for debt service........   $       -     $  45.8     $    -     $    -    $  0.9    $    -    $    -    $      -    $ 46.7
   Other current amounts......        23.4        68.6        0.2       61.7      18.7       9.0      54.3       115.2     351.1
                                 ----------    --------    -------    -------   -------   -------   -------   ---------   --------
                                      23.4       114.4        0.2       61.7      19.6       9.0      54.3       115.2     397.8
                                 ----------    --------    -------    -------   -------   -------   -------   ---------   --------

   Long-term amounts restricted
      for debt service........           -        92.1          -          -       1.3         -         -           -       93.4
   Other long-term restricted
      amounts.................         0.1         2.5          -        2.0       8.3         -         -           -       12.9
                                 ----------    --------    -------    -------   -------   -------   -------   ---------   --------
                                       0.1        94.6          -        2.0       9.6         -         -           -      106.3
                                 ----------    --------    -------    -------   -------   -------   -------   ---------   --------
                                 $    23.5     $ 209.0     $  0.2     $ 63.7    $ 29.2    $  9.0    $ 54.3    $  115.2    $ 504.1
                                 ==========    ========    =======    =======   =======   =======   =======   =========   ========

Changes in cash and cash
   equivalents
Capital expenditures:
   March 31, 2001.............   $    65.2 (3) $   0.7     $  1.7     $  0.6    $  0.1    $  0.1    $    -    $    0.7    $  69.1
   March 31, 2000.............        14.5 (3)     1.4          -        0.5       1.0       3.3 (3)     -         0.1       20.8

Net proceeds from dispositions
      of property and investments:
   March 31, 2001.............   $     0.4     $     -     $    -     $    -    $    -    $    -    $    -    $      -    $   0.4
   March 31, 2000.............        15.5           -          -          -         -         -         -           -       15.5

Borrowings (repayments) of debt
      and credit facilities, net
      of financing costs:
   March 31, 2001.............   $   (53.6)    $ (11.4)(2) $(37.0)(1) $    -    $  2.4    $    -    $(12.8)   $      -    $(112.4)
   March 31, 2000.............         5.9        10.2          -        8.1      (0.8)     (0.2)    (10.1)       (2.5)      10.6

Dividends and advances received
   (paid):
   March 31, 2001.............   $       -     $ (73.1)(4) $ 73.1 (4) $(17.1)   $  0.5    $    -    $ 17.1    $   (0.5)   $    -
   March 31, 2000.............           -           -        5.0     (113.4)(4)   1.2         - (4)  63.4 (4)    43.8         -

--------------------

(1)     The increase in Kaiser's short-term borrowings and current maturities of long-term debt between December 31, 2000, and March 31, 2001, reflects the now current maturity of the KACC 97/8% Senior Notes. The decrease in
        Pacific Lumber's short- term borrowings and current maturities of long-term debt between December 31, 2000, and March 31, 2001, was due to the repayment of borrowings under the Pacific Lumber Credit Agreement.
(2)     The decrease between December 31, 2000, and March 31, 2001, in Scotia
        LLC's long-term debt was the result of principal payments on the Timber
        Notes of $13.2 million during the three months ended March 31, 2001. The decrease in MGHI's long- term debt was due primarily to repurchases of debt.
(3)     Aluminum: Capital expenditures for the three months ended March 31, 2001 and 2000, include $57.3 million and $16.7 million, respectively, spent with respect to rebuilding the Gramercy facility. Racing: Capital expenditures for the three months ended March 31, 2000, include $2.4 million for the acquisition of Valley Race Park.
(4)     For the three months ended March 31, 2001, $73.1 million of dividends were paid by Scotia LLC to Pacific Lumber using proceeds from the sale of the Owl Creek grove. For the three months ended March 31, 2000, $90.0 million of the dividends paid from MGI to MGHI were made using proceeds from the sale of the Headwaters Timberlands. MGHI in turn paid a $45.0 million dividend to MAXXAM Parent.

   MAXXAM PARENT

      During the three months ended March 31, 2001, the Company purchased
123,200 shares of its common stock for $1.7 million. Since March 31, 2001, through April 30, 2001, the Company has purchased an additional 97,600 shares of its common stock for $1.2 million.

      The Company believes that its existing resources, together with the cash available from subsidiaries and financing sources, will be sufficient to fund its working capital requirements for the next year. With respect to its long-term liquidity, the Company believes that its existing cash and cash resources, together with the cash proceeds from the sale of assets and distributions from its subsidiaries should be sufficient to meet its working capital requirements. However, there can be no assurance that the Company's cash resources, together with the cash proceeds from the sale of assets, distributions from its subsidiaries and other sources of financing, will be sufficient for such purposes. Any adverse outcome of the litigation or the regulatory and environmental matters described in Note 10 to the Condensed
Consolidated Financial Statements could materially adversely affect the
Company's consolidated financial position, results of operations or liquidity.

   MGHI

      Subsequent to March 31, 2001, MGHI repurchased $15.0 million aggregate principal amount of MGHI Notes for $12.3 million. MGHI expects that interest payments on the remaining $88.2 million of MGHI Notes will be paid with its existing cash and dividends paid by MGI to MGHI. Dividends from MGI are expected to be at least $12.7 million per year based on the minimum levels provided for under the indenture for the MGHI Notes.

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

   ALUMINUM OPERATIONS

      At March 31, 2001, Kaiser had working capital of $62.9 million, compared with working capital of $170.7 million at December 31, 2000. The net decrease in working capital primarily resulted from:

o     an increase in the current portion of long-term debt due to the reclassification of the $225.0 million principal amount of the KACC 97/8%
      Senior Notes to current liabilities offset by Kaiser's first quarter 2001 repayment of $30.4 million of outstanding borrowings under the KACC Credit
      Agreement;

o     a decrease in accrued salaries, wages and related expenses resulting primarily from the payment of previously accrued employee-related compensation applicable to job reductions as a part of the September 2000 labor settlement or associated with workers at the curtailed Northwest smelters; and

o     offset by an increase in other receivables primarily due to an increase in power proceeds receivable (reflecting the difference between the $88.0 million receivable at year-end 2000, which was collected in the first quarter of 2001, and the $120.0 million receivable at March 31, 2001, reflecting amounts related to first quarter 2001 power sales that will be collected periodically through October 2001.)

      Kaiser uses the KACC Credit Agreement to provide short-term liquidity requirements and for letters of credit to support operations. During the three months ended March 31, 2001, month-end borrowing amounts outstanding under the
KACC Credit Agreement have been as high as approximately $94.0 million, which occurred in February 2001, primarily as a result of costs incurred and capital spending related to the Gramercy rebuild, net of insurance reimbursements. The average amount of borrowings outstanding under the KACC Credit Agreement during the first quarter 2001 was approximately $47.5 million. However, as of April 30,
2001, there were no borrowings outstanding under the KACC Credit Agreement and
Kaiser expects limited, if any, borrowings for the balance of the KACC Credit
Agreement term. Outstanding letters of credit at April 30, 2001, were approximately $45.8 million. The KACC Credit Agreement expires in August 2001.
It is Kaiser's intention to extend or replace the KACC Credit Agreement prior to its expiration. However, in order for the KACC Credit Agreement to be extended, on a short-term basis, beyond August 2001, Kaiser will have to have a demonstrable way to retire and/or refinance the $225.0 million of KACC 97/8%
Senior Notes, due February 2002. For the KACC Credit Agreement to be extended past February 2003, both the KACC 97/8% Senior Notes and the $400.0 million of
12 3/4% KACC Senior Subordinated Notes, due February 2003, will have to be retired and/or refinanced. As of April 30, 2001, Kaiser had approval from the
KACC Credit Agreement lenders to purchase up to $50.0 million of the KACC 97/8%
Senior Notes. As of April 30, 2001, Kaiser had purchased approximately $1.0 million of the KACC 97/8% Senior Notes.

      Kaiser is in active negotiations with third parties involving five potential asset transactions, any one of which, together with cash flow from operations, would enable it to address the approaching KACC 97/8% Senior Notes maturity. Kaiser expects to be in a position to announce further details during the second quarter of 2001. It is unlikely, however, that it will consummate all of the transactions under consideration. Further, there can be no assurance as to the likelihood, timing or terms of such sales.

      In addition to being impacted by power sales, normal operating variables and asset sales, Kaiser's near-term liquidity will also be, as more fully discussed below, affected by, among other things, two significant items: the
Gramercy incident and the amount of net payments for asbestos liabilities.

      Total consolidated capital expenditures, excluding capital expenditures in
2001 to finish rebuilding the Gramercy, Louisiana, facility, are expected to be between $60.0 and $80.0 million per year in each of 2001 and 2002 (of which approximately 15% is expected to be funded by minority partners in certain foreign joint ventures). Kaiser's management continues to evaluate numerous projects, all of which would require substantial capital, both in the United
States and overseas. The level of capital expenditures may be adjusted from time to time depending on Kaiser's price outlook for primary aluminum and other products, Kaiser's ability to assure future cash flows through hedging or other means, Kaiser's financial position and other factors.

      Kaiser will continue to incur abnormal start-up costs and capital spending until all construction activity at the Gramercy facility is completed and full production is restored. As more fully discussed in Note 3 to the Condensed
Consolidated Financial Statements, unless Kaiser is successful in obtaining additional insurance recoveries from its insurers, it will have to fund all of the remaining Gramercy related capital expenditures as well as any incremental costs or losses incurred at Gramercy. It is believed that such amounts will total between $50.0 million and $100.0 million during the balance of 2001 depending on, among other things, the ultimate cost of the rebuild, the elapsed time of the rebuild and the amount of start-up costs and inefficiencies.

       During the three months ended March 31, 2001, Kaiser paid $38.1 million of asbestos-related settlement and defense costs and received insurance reimbursements of $22.5 million for asbestos-related matters. Kaiser's 2001 and
2002 cash payments, prior to insurance recoveries, for asbestos-related costs are estimated to be between $115.0 million and $150.0 million per year. Kaiser believes that it will recover a substantial portion of asbestos payments from insurance. However, insurance reimbursements have historically lagged Kaiser's payments. Delays in receiving future insurance repayments would have an adverse impact on Kaiser's liquidity. During 2000, Kaiser filed suit against a group of its insurers after negotiations with certain of the insurers regarding an agreement covering both reimbursement amounts and the timing of reimbursement payments were unsuccessful. The litigation is intended, among other things, to:
(i) ensure that the insurers provide Kaiser with timely and appropriate reimbursement payments for asbestos-related settlements and related legal costs incurred; and (ii) resolve certain issues between the parties with respect to how specific provisions of the applicable insurance policies are to be applied.
Given the significance of expected asbestos- related payments in 2001 and 2002 based on settlement agreements in place at March 31, 2001, the receipt of timely and appropriate reimbursements from such insurers is critical to Kaiser's liquidity. The court is expected to try certain aspects of the case in late 2001 and the remaining issues in 2002. Kaiser is continuing to receive cash payments from the insurers.

      In addition to the shelf registration covering 10.0 million shares of
Kaiser's common stock owned by the Company (the proceeds of which sale would be paid to the Company rather than Kaiser), Kaiser has an effective shelf registration statement covering the offering from time to time of up to $150.0 million of equity securities.

      Kaiser's management believes that Kaiser's existing cash resources, together with cash flows from operations, power sales and anticipated asset dispositions, as well as borrowings under the KACC Credit Agreement, will be sufficient to satisfy its working capital, debt maturities and capital expenditure requirements for the next year. However, no assurance can be given that existing and anticipated cash sources will be sufficient to meet Kaiser's short-term liquidity requirements or that additional sources of cash will not be required.

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

   FOREST PRODUCTS OPERATIONS

      The Scotia LLC Line of Credit allows Scotia LLC to borrow up to one year's interest on the Timber Notes. This facility expires on July 15, 2001, but it is expected to be renewed annually, subject to approval of the bank group. The
Pacific Lumber Credit Agreement expires on October 31, 2001, but it is expected to be renewed.

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

      MGI and its subsidiaries anticipate that existing cash, cash equivalents, marketable securities, funds available from the SAR Account and available sources of financing will be sufficient to fund their working capital, debt service and capital expenditure requirements for the next year. With respect to their long-term liquidity, although MGI and its subsidiaries believe that their existing cash and cash equivalents should provide sufficient funds to meet their debt service and working capital requirements until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from Scotia LLC, there can be no assurance that this will be the case. Furthermore, due to its highly leveraged condition, MGI is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see "--Trends" below and
Note 10 to the Condensed Consolidated Financial Statements), increased competition from other lumber producers or alternative building products and general economic conditions.

   REAL ESTATE OPERATIONS

      PDMPI and its subsidiaries may require advances in the future to fund their operations; however, the Company believes that the existing cash and credit facilities of its real estate subsidiaries are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the
Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing and joint venture partners should provide sufficient funds to meet their working capital and capital expenditure requirements.

   RACING OPERATIONS

      With respect to short-term and long-term liquidity, SHRP, Ltd's management expects that, excluding $62.0 million in amounts due to affiliates, SHRP, Ltd.
will generate cash flows from operations.

TRENDS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above and below for cautionary information with respect to such forward- looking statements.

      The Company's forest products operations are conducted by MGI through
Pacific Lumber and Britt. Regulatory and environmental matters play a significant role in Pacific Lumber's operations. See Note 10 to the Condensed
Consolidated Financial Statements and Item 1. "Business--Regulatory and
Environmental Matters" of the Form 10-K for a discussion of these matters.
Regulatory compliance and related litigation have increased the cost of logging operations, and Pacific Lumber has also been adversely affected by a lack of available logs as a result of a severely diminished supply of available THPs, resulting in delayed or reduced harvest and lower net sales.

      Since the consummation of the Headwaters Agreement on March 1, 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans. As a result of the implementation process, 1999 and 2000 were transition years for Pacific Lumber with respect to the filing and approval of its THPs. The rate of approvals of THPs during the three months ended March 31, 2001 continues to be below what Pacific Lumber requires to meet its targeted harvest levels under the SYP, principally because government agencies have failed to approve THPs in a timely manner.
Nevertheless, Pacific Lumber anticipates that once they are fully implemented, the Environmental Plans will streamline the process of preparing THPs and potentially shorten the time to obtain approval of THPs.

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
"Legal Proceedings" and Note 10 to the Condensed Consolidated Financial
Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information included under Item 7A. "Quantitative and Qualitative
Disclosures About Market Risk" in the Form 10-K is incorporated by reference.

                           PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

      Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

KAISER LITIGATION

   MEAD ENVIRONMENTAL PENALTY

      In May 2001, Kaiser agreed to pay a penalty of $150,000 and to deposit into a fund an additional $125,000 to implement a supplemental environmental project in the community in order to settle certain alleged environmental violations with respect to its Mead, Washington, aluminum smelter.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS:

      None

B.      REPORTS ON FORM 8-K:

      None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Registrant and as the principal financial and accounting officers of the
Registrant, respectively.

                                                  MAXXAM INC.

Date: May 11, 2001             By:           /S/ PAUL N. SCHWARTZ
                               ------------------------------------------------
                                                Paul N. Schwartz
                               President, Chief Financial Officer and Director
                                          (Principal Financial Officer)

Date: May 11, 2001             By:         /S/ ELIZABETH D. BRUMLEY
                               -------------------------------------------------
                                             Elizabeth D. Brumley
                                                 Controller
                                        (Principal Accounting Officer)

                                                                  APPENDIX A

                            GLOSSARY OF DEFINED TERMS

Alpart: Alumina Partners of Jamaica, a majority subsidiary of KACC

AMT Price:  Average Midwest United States transaction price for primary aluminum

BPA: Bonneville Power Administration

Britt:  Britt Lumber Co., Inc., an indirect wholly owned subsidiary of MGI

CARIFA: Carribean Basin Projects Financing Authority

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

CWA: Federal Clean Water Act

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
99CS00639) filed March 31, 1999 in the Superior Court of Sacramento County

Equity Fund Partnership: A partnership investing in equity securities in which the Company holds a limited partnership interest

ERF lawsuit: An action entitled Ecological Rights Foundation, Mateel
Environmental v. Pacific Lumber (No. 97-0292) which was filed in the U.S.
District Court in the Northern District of California on January 28, 1997

ESA:  The federal Endangered Species Act

FDIC:  Federal Deposit Insurance Corporation

FDIC action: An action filed by the FDIC on August 2, 1995 entitled Federal
Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v.
Charles E. Hurwitz (No. H-95-3956) in the U.S. District Court for the Southern
District of Texas

FDIC Counterclaim: A counterclaim to the FDIC action filed on May 31, 2000, by the Company, Federated and Mr. Hurwitz

Federated:  Federated Development Company, a principal stockholder of the Company

Forest Practice Act:  The California Forest Practice Act

Form 10-K: The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2000

HCP: The habitat conservation plan covering multiple species approved on
March 1, 1999, in connection with the consummation of the Headwaters Agreement

Headwaters Agreement: The September 28, 1996, agreement between Pacific Lumber,
Scotia LLC, Salmon Creek, the United States and California which provided the framework for the acquisition by the United States and California of the
Headwaters Timberlands

Headwaters Timberlands: Approximately 5,600 acres of Pacific Lumber timberlands consisting of two forest groves commonly referred to as the Headwaters Forest and the Elk Head Springs Forest which were sold to the United States and
California on March 1, 1999

KACC: Kaiser Aluminum & Chemical Corporation, Kaiser's principal operating subsidiary

KACC 97/8 % Senior Notes:  KACC's $225.0 million senior notes due February 2002

KACC Credit Agreement: The revolving credit facility with KACC and a bank under which KACC is able to borrow by means of revolving credit advances and letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of
$300.0 million or a borrowing base relating to eligible accounts receivable plus eligible inventory

KACC Senior Subordinated Notes: KACC's 12 3/4% Senior Subordinated Notes
due February 2003

Kahn lawsuit: An action entitled Alan Russell Kahn v. Federated Development
Co., MAXXAM Inc., et. al. Civil Action 18623NC filed in the Court of Chancery in the state of Delaware on January 16, 2001

Kaiser: Kaiser Aluminum Corporation, a subsidiary of the Company engaged in aluminum operations

MGHI:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of the Company

MGHI Notes:  MGHI's 12% Senior Secured Notes due August 1, 2003

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of MGHI

MPC:  MAXXAM Property Company, a wholly-owned subsidiary of the Company

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

PDMPI: Palmas del Mar Properties, Inc., a wholly owned subsidiary of the Company

Permits: The incidental take permits issued by the United States and
California pursuant to the HCP

Prefunding Account: Restricted cash held in an account by the trustee under the indenture governing the Timber Notes to enable Scotia LLC to acquire timberlands

Redeemable Preference Stock: KACC's Cumulative (1985 Series A) Preferred
Stock and its Cumulative (1985 Series B) Preference Stock

Respondents: The Company, Federated, Mr. Charles Hurwitz and others

Salmon Creek: Salmon Creek LLC, a wholly owned subsidiary of
Pacific Lumber

SAR Account: Funds held in a reserve account to support principal payments on the Timber Notes

Scheduled Amortization: The amount of principal which Scotia LLC must pay through each Timber Note payment date in order to avoid prepayment or deficiency premiums

Scotia LLC: Scotia Pacific Company LLC, a limited liability company wholly owned by Pacific Lumber

Scotia LLC Line of Credit: The agreement between a group of lenders and
Scotia LLC pursuant to which it may borrow in order to pay up to one year's interest on the Timber Notes

SFAS No. 133: Statement of Financial Standard No. 133, "Accounting for
Derivative Instruments and Hedging Activities"

SHRP, Ltd.: Sam Houston Race Park, Ltd., a 99.9%-owned subsidiary of the
Company

SYP: The sustained yield plan approved on March 1, 1999, in connection with the consummation of the Headwaters Agreement

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