Form 10-Q
period 2001-06-30
MAXXAM INC
filed 2001-08-14
CIK 63814

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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
Yes |X|   No |_|

    Number of shares of common stock outstanding at August 9, 2001: 6,527,671

-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION

     Item 1.   Financial Statements:
               Report of Independent Public Accountants
               Consolidated Balance Sheet at June 30, 2001 and December 31, 2000
               Consolidated Statement of Operations for the three and six months ended June 30, 2001 and 2000
               Consolidated Statement of Cash Flows for the six months ended
                   June 30, 2001 and 2000
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
     Item 6.   Exhibits and Reports on Form 8-K
     Signatures

APPENDIX A - GLOSSARY OF DEFINED TERMS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MAXXAM Inc.:

We have reviewed the accompanying consolidated balance sheet of MAXXAM Inc. (a
Delaware corporation) and subsidiaries as of June 30, 2001, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000, and the consolidated statement of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the company's management.

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
August 10, 2001

                          MAXXAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                          JUNE 30,    DECEMBER 31,
                                                                                            2001         2000
                                                                                        ------------- -------------
                                                                                         (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents........................................................... $      190.1  $      353.2
   Marketable securities and other investments.........................................        147.0          44.6
   Receivables:
      Trade, net of allowance for doubtful accounts of $5.6 and $6.4, respectively.....        188.3         202.3
      Other............................................................................        183.5         251.6
   Inventories.........................................................................        417.7         451.3
   Prepaid expenses and other current assets...........................................        165.6         203.1
                                                                                        ------------- -------------
        Total current assets...........................................................      1,292.2       1,506.1
Property, plant and equipment, net of accumulated depreciation of $1,069.7 and
   $1,033.0, respectively..............................................................      1,508.4       1,331.3
Timber and timberlands, net of accumulated depletion of $187.3 and $183.8,
   respectively........................................................................        243.1         244.3
Investments in and advances to unconsolidated affiliates...............................         83.1          85.5
Deferred income taxes..................................................................        543.6         553.1
Restricted cash, marketable securities and other investments...........................         97.8         106.3
Long-term receivables and other assets.................................................        756.8         677.4
                                                                                        ------------- -------------
                                                                                        $    4,525.0  $    4,504.0
                                                                                        ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................................................... $      199.5  $      248.7
   Accrued interest....................................................................         67.4          70.1
   Accrued compensation and related benefits...........................................        158.3         180.8
   Other accrued liabilities...........................................................        237.7         313.5
   Payable to affiliates...............................................................         74.2          78.3
   Short-term borrowings and current maturities of long-term debt......................        266.6         100.6
                                                                                        ------------- -------------
        Total current liabilities......................................................      1,003.7         992.0
Long-term debt, less current maturities................................................      1,699.1       1,882.8
Accrued postretirement medical benefits................................................        658.3         667.4
Other noncurrent liabilities...........................................................        936.9         779.9
                                                                                        ------------- -------------
        Total liabilities..............................................................      4,298.0       4,322.1
                                                                                        ------------- -------------
Commitments and contingencies (see Notes 3 and 9)
Minority interests.....................................................................        163.1         132.8
Stockholders' equity:
   Preferred stock, $0.50 par value; 12,500,000 shares authorized; Class A $0.05
      Non-Cumulative Participating Convertible Preferred Stock; 669,235 and
      669,355 shares issued, respectively..............................................          0.3           0.3
   Common stock, $0.50 par value; 28,000,000 shares authorized; 10,063,359 shares
      issued...........................................................................          5.0           5.0
   Additional capital..................................................................        225.3         225.3
   Accumulated deficit.................................................................        (45.6)        (68.2)
   Accumulated other comprehensive loss................................................         (5.4)         (0.5)
   Treasury stock, at cost (shares held: preferred - 845; common - 3,535,688 and
        3,315,008, respectively).......................................................       (115.7)       (112.8)
                                                                                        ------------- -------------
        Total stockholders' equity.....................................................         63.9          49.1
                                                                                        ------------- -------------
                                                                                        $    4,525.0  $    4,504.0
                                                                                        ============= =============

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2001         2000        2001        2000
                                                                   -----------  ----------  ----------  -----------
                                                                                      (UNAUDITED)
Net sales:
   Aluminum......................................................  $    446.8   $   552.8   $   927.1   $  1,128.5
   Forest products...............................................        53.2        55.9        98.0        103.3
   Real estate...................................................        10.8        12.3        20.7         18.5
   Racing........................................................         5.4         6.1        14.8         14.4
                                                                   -----------  ----------  ----------  -----------
                                                                        516.2       627.1     1,060.6      1,264.7
                                                                   -----------  ----------  ----------  -----------

Costs and expenses:
   Cost of sales and operations:
      Aluminum...................................................       426.8       454.4       643.1        945.1
      Forest products............................................        42.7        38.7        82.7         71.8
      Real estate................................................         6.2         4.8        11.5          8.8
      Racing.....................................................         3.9         4.2         9.4          8.8
   Selling, general and administrative expenses..................        39.1        39.3        80.6         81.5
   Depreciation, depletion and amortization......................        27.7        25.1        54.2         49.6
                                                                   -----------  ----------  ----------  -----------
                                                                        546.4       566.5       881.5      1,165.6
                                                                   -----------  ----------  ----------  -----------

Operating income (loss)..........................................       (30.2)       60.6       179.1         99.1

Other income (expense):
   Investment, interest and other income (expense), net..........       (38.5)       11.5       (22.2)        34.5
   Interest expense..............................................       (44.3)      (47.3)      (89.5)       (95.2)
   Amortization of deferred financing costs......................        (2.0)       (1.8)       (4.5)        (3.5)
                                                                   -----------  ----------  ----------  -----------
Income (loss) before income taxes and minority interests.........      (115.0)       23.0        62.9         34.9

Credit (provision) for income taxes..............................        45.6        (9.3)      (25.2)       (13.8)
Minority interests...............................................        25.0        (3.4)      (18.7)        (7.3)
                                                                   -----------  ----------  ----------  -----------
Income (loss) before extraordinary item..........................       (44.4)       10.3        19.0         13.8
Extraordinary item:
   Gains on repurchases of debt, net of income tax provision
      of $0.9, $2.0, and $1.0, respectively......................         1.7           -         3.6          1.4
                                                                   -----------  ----------  ----------  -----------
Net income (loss)................................................  $    (42.7)  $    10.3   $    22.6   $     15.2
                                                                   ===========  ==========  ==========  ===========

Basic earnings (loss) per common share:
   Income (loss) before extraordinary item.......................  $    (6.80)  $    1.36   $    2.59   $     1.77
   Extraordinary item............................................        0.27           -        0.50         0.19
                                                                   -----------  ----------  ----------  -----------
   Net income (loss).............................................  $    (6.53)  $    1.36   $    3.09   $     1.96
                                                                   ===========  ==========  ==========  ===========

Diluted earnings (loss) per common and common equivalent share:
   Income (loss) before extraordinary item.......................  $    (6.80)  $    1.36   $    2.59   $     1.77
   Extraordinary item............................................        0.27           -        0.50         0.19
                                                                   -----------  ----------  ----------  -----------
   Net income (loss).............................................  $    (6.53)  $    1.36   $    3.09   $     1.96
                                                                   ===========  ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            -----------------------
                                                                                               2001        2000
                                                                                            ----------  -----------
                                                                                                  (UNAUDITED)
Cash flows from operating activities:
   Net income.............................................................................  $    22.6   $     15.2
   Adjustments to reconcile net income to net cash provided by (used for) operating activities:
      Depreciation, depletion and amortization............................................       54.2         49.6
      Extraordinary gains on repurchases of debt..........................................       (3.6)        (1.4)
      Net gains on marketable securities..................................................       (8.2)       (11.2)
      Net gains on other asset dispositions...............................................       (2.5)        (0.6)
      Minority interests..................................................................       18.7          7.3
      Amortization of deferred financing costs and discounts on long-term debt............        4.5          3.5
      Equity in earnings of unconsolidated affiliates, net of dividends received..........       (0.9)         9.5
      Increase (decrease) in cash resulting from changes in:
        Receivables.......................................................................       87.2       (101.1)
        Inventories.......................................................................       32.1         65.0
        Prepaid expenses and other assets.................................................       (8.0)        28.1
        Accounts payable..................................................................      (25.8)       (12.5)
        Accrued and deferred income taxes.................................................       (5.0)         4.0
        Payable to affiliates and other liabilities.......................................      (38.5)        (8.9)
        Accrued interest..................................................................       (2.8)        (1.4)
        Long-term assets and long-term liabilities........................................       70.0        (52.1)
      Other...............................................................................      (10.9)        (0.1)
                                                                                            ----------  -----------
        Net cash provided by (used for) operating activities..............................      183.1         (7.1)
                                                                                            ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from dispositions of property and investments.............................        4.7         39.6
   Net purchases of marketable securities and other investments...........................      (93.9)       (43.0)
   Capital expenditures...................................................................     (251.5)       (72.0)
   Restricted cash withdrawals used to acquire timberlands................................          -          0.3
   Other..................................................................................       (0.2)        (0.7)
                                                                                            ----------  -----------
        Net cash used for investing activities............................................     (340.9)       (75.8)
                                                                                            ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of long-term debt..............................................      128.0          0.7
   Redemptions, repurchases of and principal payments on long-term debt...................      (61.6)       (30.1)
   Borrowings (repayments) under revolving and short term credit facilities...............      (66.6)        34.9
   Incurrence of deferred financing costs.................................................       (5.2)           -
   Restricted cash withdrawals (deposits), net............................................        8.5          9.3
   Treasury stock repurchases.............................................................       (2.9)        (9.7)
   Other..................................................................................       (5.5)        (2.5)
                                                                                            ----------  -----------
        Net cash provided by (used for) financing activities..............................       (5.3)         2.6
                                                                                            ----------  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.................................................     (163.1)       (80.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................................      353.2        275.7
                                                                                            ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................................  $   190.1   $    195.4
                                                                                            ==========  ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Repurchases of debt using restricted cash..............................................  $       -   $     20.1
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest.............................................  $    92.3   $     96.6
   Income taxes paid, net.................................................................       29.5          7.6
   Increase (decrease) in accounts payable attributable to capital expenditures...........      (23.5)        23.9

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
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2001, and the consolidated results of operations for the three and six months ended June 30, 2001 and 2000, and the consolidated cash flows for the six months ended June 30, 2001 and 2000.

      LIQUIDITY
      NEAR-TERM DEBT MATURITIES
      Kaiser has significant near-term debt maturities including $224.2 million of the KACC 9 7/8% Senior Notes due February 2002 and $400.0 million of the KACC
Senior Subordinated Notes due February 2003. Also, the KACC Credit Agreement
will expire November 2, 2001, unless it is extended, replaced or renewed. See
Note 8 for a discussion of Kaiser's plans with respect to near-term debt maturities.

      CASH FLOW, OTHER THAN NEAR-TERM DEBT MATURITIES
      Kaiser's ability to make payments on and refinance its debt depends on its ability to generate cash in the future. In addition to being impacted by normal operating items, Kaiser's near-term liquidity and cash flows will be affected by the remaining proceeds to be received from power sales, the expected third quarter 2001 sale of a portion of Kaiser's interest in QAL, the restart of the
Gramercy facility and net payments for asbestos-related liabilities. For a discussion of these matters, see Notes 3, 4, 5 and 9.

      Absent an improvement in the markets in which Kaiser operates or faster than expected improvement in the operating performance of the Gramercy refinery
(as a result of its completion) and other facilities (as a result of Kaiser's performance improvement initiative), Kaiser's activities during the balance of
2001 (before considering the pending third quarter 2001 sale of a portion of
Kaiser's interest in QAL and near-term debt maturities) may fully utilize the cash balance reported at June 30, 2001, in order to satisfy interest and expected tax payments, the funding of pension, post-retirement medical and net asbestos-related liabilities, capital spending and other previously accrued obligations. Kaiser expects its cash flow in 2002 to improve substantially over the run rate expected to be experienced during the last six months of 2001 as a result of the Gramercy alumina refinery reaching its full operating rate and full efficiency, operating improvements resulting from Kaiser's performance improvement initiative and as certain of its other previously accrued, non-recurring, near-term obligations are satisfied. However, no assurances can be given in this regard.

      COMPREHENSIVE INCOME (LOSS)
      The following table sets forth comprehensive income (loss) (in millions).

                                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                               JUNE 30,              JUNE 30,
                                                                          -------------------  --------------------
                                                                            2001       2000      2001       2000
                                                                          ---------  --------  ---------  ---------

Net income (loss)........................................................ $  (42.7)  $  10.3   $   22.6   $   15.2
Cumulative effect of accounting change, net of income tax provision
   of $0.3...............................................................        -         -        1.1          -
Unrealized losses on derivative instruments arising during the period,
   net of income tax benefit of $1.5 and $2.7, respectively..............     (2.6)        -       (4.6)         -
Less reclassification adjustment for realized gains (losses) on derivative instruments included in net income (loss), net of income
   tax (provision) benefit of $(3.6) and $0.6, respectively..............      5.5         -       (1.6)         -
Change in value of available-for-sale investments, net of income tax
   provision of $0.2 for each period.....................................     (0.1)        -        0.2          -
                                                                          ---------  --------  ---------  ---------
Comprehensive income (loss).............................................. $  (39.9)  $  10.3   $   17.7   $   15.2
                                                                          =========  ========  =========  =========

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
2000.

      Effective January 1, 2001, the Company began reporting derivative activities pursuant to SFAS No. 133, which requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. Changes in the market value of the
Company's derivative instruments represent unrealized gains or losses. Such unrealized gains or losses will fluctuate, based on prevailing market prices at each subsequent balance sheet date, until the transaction occurs. Under SFAS No.
133, these changes are recorded as an increase or reduction in stockholders'
equity through either other comprehensive income or net income, depending on the facts and circumstances with respect to the hedge and its documentation. To the extent that changes in the market values of Kaiser's hedging positions are initially recorded in other comprehensive income, such changes are reversed from other comprehensive income (offset by any fluctuations in other "open"
positions) and are recorded in net income (included in net sales or cost of sales and operations, as applicable) when the subsequent physical transactions occur. Additionally, under SFAS No. 133, if the level of physical transactions ever falls below the net exposure hedged, "hedge" accounting must be terminated for such "excess" hedges. In such an instance, the mark-to-market changes on such excess hedges would be recorded in the income statement rather than in other comprehensive income. This did not occur in the first six months of 2001.

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

                                                FOREST         REAL          RACING                   CONSOLIDATED
                                 ALUMINUM      PRODUCTS       ESTATE       OPERATIONS     CORPORATE       TOTAL
                               ------------  ------------- -------------  ------------  ------------  -------------
Net sales to unaffiliated
   customers for the three
   months ended:
      June 30, 2001..........  $     446.8   $       53.2  $       10.8   $       5.4   $         -   $      516.2
      June 30, 2000..........        552.8           55.9          12.3           6.1             -          627.1

Operating income (loss) for
   the three months ended:
      June 30, 2001..........        (26.1)           1.0          (2.1)         (0.4)         (2.6)         (30.2)
      June 30, 2000..........         53.0            8.6           1.4           0.1          (2.5)          60.6

Depreciation, depletion and
   amortization for the three
   months ended:
      June 30, 2001..........         20.7            5.3           1.3           0.3           0.1           27.7
      June 30, 2000..........         18.1            4.9           1.6           0.4           0.1           25.1

Net sales to unaffiliated
   customers for the six months
   ended:
      June 30, 2001..........        927.1           98.0          20.7          14.8             -        1,060.6
      June 30, 2000..........      1,128.5          103.3          18.5          14.4             -        1,264.7

Operating income (loss) for the
   six months ended:
      June 30, 2001..........        190.8           (3.5)         (3.5)          0.9          (5.6)         179.1
      June 30, 2000..........         91.4           14.4          (2.1)          1.5          (6.1)          99.1

Depreciation, depletion and
      amortization for the six
        months ended:
      June 30, 2001..........         40.5           10.2           2.6           0.7           0.2           54.2
      June 30, 2000..........         36.2            9.5           2.9           0.7           0.3           49.6

Total assets as of:
      June 30, 2001..........      3,294.2          616.7         298.1          42.8         273.2        4,525.0
      December 31, 2000......      3,292.5          726.3         165.4          40.8         279.0        4,504.0

      Operating income (loss) in the column entitled "Corporate" represents general and administrative expenses not directly attributable to the reportable segments. This column also serves to reconcile the total of the reportable segments' amounts to totals in the Company's consolidated financial statements.

      NON-RECURRING ITEMS

      Aluminum
      The aluminum segment's operating income for the three and six months ended
June 30, 2001 and 2000 includes the impact of certain non-recurring items shown in the following table (in millions). These items are included in cost of sales and operations in the Consolidated Statement of Operations.

                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                               -------------------------    -----------------------
                                                                   2001         2000           2001        2000
                                                               ------------  -----------    ----------  -----------
Net gains (losses) on power sales (Note 4)...................  $      (5.5)  $     15.8     $   222.7   $     15.8
Restructuring charges........................................         (2.5)        (1.5)         (2.5)        (3.5)
Impairment charges...........................................            -         (0.7)            -         (0.7)
                                                               ------------  -----------    ----------  -----------
                                                               $      (8.0)  $     13.6     $   220.2   $     11.6
                                                               ============  ===========    ==========  ===========

      The restructuring charges recorded in 2001 represent third party costs incurred in connection with Kaiser's performance improvement initiative (as discussed below).

      The prior year restructuring charges were part of Kaiser's primary aluminum and corporate business units' ongoing efficiency initiatives. During
2000, these initiatives resulted in restructuring charges totaling $8.6 million for employee benefit and other costs for the elimination of approximately 50 jobs at Kaiser's Tacoma facility and approximately 50 positions in Kaiser's corporate staff functions. As of June 30, 2001, the total remaining liability associated with these restructuring efforts was $0.4 million as the vast majority of the job eliminations have occurred. It is anticipated that all such remaining costs will be incurred during 2001.

      The $0.7 million impairment charge recorded by Kaiser's engineered products segment in the second quarter of 2000 represents a severance-related charge resulting from a product line exit.

      In 2001, Kaiser launched a performance improvement initiative designed to increase operating cash flow, generate cash from inventory reduction and improve
Kaiser's financial flexibility. Kaiser has not yet determined the size or timing of any cash or non-cash charges that may be required in connection with the program. Such charges could be material. Additionally, as Kaiser's fabricated products business units address their cost structures in light of recent product transitions and reduced demand, additional charges could be required and such amounts could also be material.

      During the quarter and six-month periods ended June 30, 2001, approximately $22.0 million and $41.0 million, respectively, of abnormal
Gramercy start-up costs were incurred. Operating income (loss) for both the quarter and six- month periods ended June 30, 2001, also included additional accrued business interruption recoveries related to the Gramercy facility of
$15.2 million based on a recent agreement with Kaiser's insurers. Depreciation was suspended for the Gramercy facility during the first six months of 2000 as a result of the July 1999 incident. Depreciation expense for the Gramercy facility for the first six months of 1999 was $6.0 million. See Note 3 for additional information.

      The aluminum segment's income before income taxes and minority interests for the three and six months ended June 30, 2001 and 2000, include the net impact of certain non-recurring amounts included in investment, interest and other income (expense), net, as shown in the following table (in millions):

                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                               -------------------------    -----------------------
                                                                   2001         2000           2001        2000
                                                               ------------  -----------    ----------  -----------
Asbestos-related charges (Note 9)............................  $     (45.8)  $       -      $   (53.3)  $        -
Mark-to-market gains (losses) (Notes 1 and 11)...............          3.1         (6.0)         18.4          8.4
Adjustment to environmental liabilities......................         (8.0)           -          (8.0)           -
All other, net...............................................         (1.0)        (0.5)         (1.5)        (4.8)
                                                               ------------  -----------    ----------  -----------
                                                               $     (51.7)  $     (6.5)    $   (44.4)  $      3.6
                                                               ============  ===========    ==========  ===========

      The adjustment to environmental liabilities of $8.0 million resulted from
Kaiser's ongoing assessment of the estimated costs reasonably expected to be incurred to remediate non-operating properties based on current facts and circumstances. See Note 9 for additional information regarding environmental contingencies.

      Real Estate
      The real estate segment's investment, interest and other income (expense)
includes the following (in millions):

                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                               -------------------------    -----------------------
                                                                   2001         2000           2001        2000
                                                               ------------  -----------    ----------  -----------
Equity in earnings from real estate joint ventures...........  $       2.2   $      3.9     $     3.0   $      6.1
                                                               ============  ===========    ==========  ===========

3.    INCIDENT AT GRAMERCY FACILITY

      Production at Kaiser's Gramercy, Louisiana, alumina refinery, which had been curtailed since July 1999 as a result of an explosion in the digestion area of the plant, re-commenced during the middle of December 2000. During the second quarter of 2001, the plant operated at approximately 60% of its newly-rated estimated annual capacity of 1,250,000 tons. Based on current estimates, construction at the facility is expected to be completed during the third quarter of 2001, and the facility is expected to reach its full operating rate and full efficiency by the end of 2001 or early 2002.

      As of June 30, 2001, Kaiser had collected $269.5 million of estimated insurance recoveries related to the property damage, business interruption and clean-up and site preparation aspects of the Gramercy incident ($0.9 million of which was collected in the second quarter of 2001). During July 2001, Kaiser and its insurers reached a global settlement agreement in respect of all of Kaiser's business interruption and property damage claims under which Kaiser will receive: (1) an additional $35.0 million during the third quarter of 2001 related to losses/costs incurred prior to June 30, 2001; and (2) an agreed allocation from any recoveries that may result from joint actions against certain third parties. Kaiser cannot predict the likelihood or timing of any such incremental recoveries. Since the minimum expected recoveries of $304.5 million exceeded Kaiser's previous accrual of $289.3 million, Kaiser recognized
$15.2 million of additional insurance benefit (as a reduction of Kaiser's bauxite and alumina business unit's cost of sales) during the quarter ended June
30, 2001.

      During the quarter and six-month periods ended June 30, 2001, abnormal
Gramercy-related start-up costs totaled approximately $22.0 million and $41.0 million, respectively. These abnormal costs result from operating the plant in an interim mode pending the completion of construction. Kaiser's future operating results will continue to be adversely affected until the Gramercy plant is operating at its intended production rate and at full efficiency. As discussed above, Kaiser currently anticipates that the Gramercy facility will reach its full production rate and full efficiency by the end of 2001 or early
2002.

      The incident at the Gramercy facility resulted in a significant number of individual and class action lawsuits being filed against Kaiser, alleging, among other things, property damage, business interruption losses by other businesses and personal injury. The aggregate amount of damages sought in the lawsuits and other claims cannot be determined at this time; however, Kaiser does not believe the damages will exceed the amount of coverage under its liability policies.

      See Note 3 to the Consolidated Financial Statements in the Form 10-K for
additional information regarding the Gramercy incident.

4.    PACIFIC NORTHWEST POWER SALES AND OPERATING LEVEL

      POWER SALES
      During the first quarter of 2001, Kaiser, in a series of transactions, sold a substantial majority of the remaining power available for its Northwest smelters that it had under contract through September 2001 and recorded net pre-tax gains of approximately $228.2 million. The gains were net of approximately $25.0 million of employee-related expenses and other fixed or incremental costs associated with the continuing curtailment of its Northwest smelters. During the second quarter of 2001, Kaiser sold a portion of the remaining Northwest power that it had under contract for gross proceeds of approximately $2.5 million. These proceeds were offset by certain curtailment and other costs of approximately $8.0 million. The resulting net gains have been recorded in cost of sales-aluminum operations (see Note 2). Approximately $298.0 million of proceeds from the power sales were received in the first six months of 2001 ($88.0 million related to 2000 power sales and the balance related to
2001 power sales). The balance of the proceeds from prior sales of power
(approximately $45.0 million) will be received periodically through October
2001. In addition, Kaiser expects to receive between $3.0 million and $7.0 million with respect to the remaining third quarter 2001 power that it had under contract and which Kaiser agreed to sell at prevailing third quarter power prices.

      FUTURE POWER SUPPLY AND ITS IMPACT ON FUTURE OPERATING RATE
      During October 2000, Kaiser signed a new power contract with the BPA under which the BPA will provide Kaiser's operations in the State of Washington with power during the period from October 2001 through September 2006. The contract will provide Kaiser with sufficient power to fully operate Kaiser's Trentwood facility as well as approximately 40% of the combined capacity of Kaiser's Mead and Tacoma aluminum smelting operations. The new BPA contract also includes a take-or-pay requirement and clauses under which Kaiser's power allocation could be curtailed, or its costs increased, in certain instances. Under the new contract, Kaiser can only remarket its power allocation to reduce or eliminate take-or-pay requirements. Kaiser is not entitled to receive any profits from any such remarketing efforts. Kaiser has a short period of time after the FERC affirms the power rate submitted by the BPA during which it can exercise its right to terminate the contract. The FERC's affirmation could occur as soon as
August 2001.

      The BPA has announced that it currently intends to set rates under the new contract in six month increments. The rate for the initial period (from October
1, 2001 through March 31, 2002) was announced by the BPA in June 2001 and will be approximately 46% higher than power costs under the existing contract. Kaiser cannot predict what rates will be charged in future periods. Such rates will be dependent on such factors as the availability of and demand for electrical power, which are largely dependent on weather, the price for alternative fuels, particularly natural gas, as well as general and regional economic and ecological factors. Kaiser has made proposals to the BPA under which Kaiser would continue to fully curtail its Northwest smelters through March 2002 or longer in return for compensation commensurate with Kaiser's costs and lost profit opportunities. Although discussions in this regard continue, such proposals have, to date, been rejected by the BPA. In addition, in public statements, the BPA has from time to time publicly asserted that Kaiser may be in violation of certain aspects of the October 2001 contract (governing the use of proceeds from power sales) and that the BPA may decrement Kaiser's power supply. Kaiser believes that such claims are without merit. While uncertainties are inherent in matters such as this, Kaiser believes that, absent a negotiated settlement, the BPA is obligated to, and will, deliver the contractual amount of power stipulated in Kaiser's contract.

      Absent an acceptable negotiated payment from the BPA, Kaiser retains the ability to restart up to 40% (4.75 potlines) of its Northwest smelting capacity on or after October 1, 2001. Were Kaiser to restart all or a portion of such capacity, it would take between three to six months to reach the full operating rate for such operations, depending upon the number of lines restarted. Even after achieving the full operating rate, operating only a portion of the
Northwest capacity would result in production/cost inefficiencies such that operating results would, at best, be breakeven to modestly negative at recent market conditions. However, operating at such a reduced rate could, depending on prevailing economics, result in improved cash flows as opposed to remaining curtailed and incurring Kaiser's fixed and continuing labor and other costs.
This is because Kaiser is contractually liable for certain severance, supplemental unemployment benefits and early retirement benefits for laid-off workers under Kaiser's contract with the USWA during periods of curtailment. As of June 30, 2001, all such contractual compensation costs have been accrued for all USWA workers in excess of those expected to be required to run the Northwest smelters at the above stated 40% smelter operating rate. These costs are expected to be incurred periodically through September 2002. Costs associated with the USWA workers that Kaiser estimates would be required to operate at the
40% smelter operating rate have been accrued through September 2001 (the period through which Kaiser has sold power). If Kaiser does not restart and begin operating at the 40% smelter operating rate beginning October 2001, it could become liable for additional supplemental unemployment benefits for these workers. Additionally, if such workers are not recalled prior to early 2003,
Kaiser could become liable for additional early retirement costs. Such costs could be significant and would adversely impact Kaiser's operating results and liquidity.

5.    ACQUISITION/DISPOSITION OF ASSETS

      ALUMINUM OPERATIONS
      In June 2001, Kaiser entered into an agreement to sell an approximate 8.3%
interest in QAL. The total value of the transaction is approximately $189.0 million, consisting of a cash payment of approximately $159.0 million plus the purchaser's assumption of approximately $30.0 million of off-balance sheet QAL indebtedness currently guaranteed by Kaiser. Kaiser expects the transaction to close in the third quarter of 2001 and to result in a favorable, one-time, after-tax net income impact of at least $75.0 million. Following the completion of the transaction, Kaiser will own a 20% interest in QAL.

      QAL, which is located in Queensland, Australia, owns one of the largest and most competitive alumina refineries in the world. Kaiser's share (28.3%) of
QAL's production for the first six months of 2001 and for the year 2000 was approximately 494,000 tons and 1,064,000 tons, respectively. Had the sale of the
QAL interest been effective as of the beginning of 2000, Kaiser's share of
QAL's production for the first six months of 2001 and for the year 2000 would have been reduced by approximately 145,000 tons and 312,000 tons, respectively.
Historically, Kaiser has sold about half of its share of QAL's production to third parties and has used the remainder to supply its Northwest smelters, which are temporarily curtailed (see Note 4). The reduction in Kaiser's alumina supply associated with this transaction is expected to be substantially offset by the expected return of its Gramercy alumina refinery to full operations by the end of 2001 or early 2002 at a higher capacity and by planned increases in capacity at its Alpart alumina refinery in Jamaica. The QAL transaction is not expected to have an adverse impact on Kaiser's ability to satisfy existing third-party alumina customer contracts.

      REAL ESTATE OPERATIONS
      In June 2001, Lakepointe Assets purchased Lake Pointe Plaza, an office complex located in Sugarland, Texas, for a purchase price of $131.3 million. The transaction was financed with proceeds of $122.5 million, net of $5.2 million in deferred financing costs, from the Lakepointe Notes ($122.5 million principal amount with a final maturity date of June 8, 2021, and an interest rate of
7.56%), and with a cash payment of $14.0 million. Lakepointe Assets acquired the property subject to two leases to existing tenants while simultaneously leasing a majority of the premises, representing all of the remaining space, to an affiliate of the seller. The office complex is fully leased for a period of 20 years under these three leases. Lakepointe Assets is accounting for these leases as operating leases. The Lakepointe Notes are secured by the leases, Lake Pointe
Plaza and a $60.0 million residual value insurance contract.

6.    CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      Cash, marketable securities and other investments include the following amounts which are restricted (in millions):

                                                                                         JUNE 30,     DECEMBER 31,
                                                                                           2001           2000
                                                                                       ------------- --------------

Current assets:
   Cash and cash equivalents:
      Amounts held as security for short positions in marketable securities..........  $          -  $        30.9
      Other restricted cash and cash equivalents.....................................          26.8           36.7
                                                                                       ------------- --------------
                                                                                               26.8           67.6
                                                                                       ------------- --------------
   Marketable securities, restricted:
      Amounts held in SAR Account....................................................          16.7           16.3
                                                                                       ------------- --------------

Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account.......................................................         136.9          144.4
   Other amounts restricted under the Timber Notes Indenture.........................           2.8            2.9
   Other long-term restricted cash...................................................          11.2           11.7
   Less: Amounts attributable to Timber Notes held in SAR Account....................         (53.1)         (52.7)
                                                                                       ------------- --------------
                                                                                               97.8          106.3
                                                                                       ------------- --------------

Total restricted cash, marketable securities and other investments...................  $      141.3  $       190.2
                                                                                       ============= ==============

      Cash, marketable securities and other investments include a limited partnership interest in the Equity Fund Partnership, which invests in a diversified portfolio of common stocks and other equity securities whose issuers are involved in merger, tender offer, spin-off or recapitalization transactions.
The following table shows the Company's investment in the Equity Fund
Partnership, including restricted amounts held in the SAR Account, and the ownership interest (dollars in millions).

                                                                                          JUNE 30,       DECEMBER 31,
                                                                                            2001             2000
                                                                                        -------------   --------------

Investment in Equity Fund Partnership:
   Restricted........................................................................   $       10.5    $        10.1
   Unrestricted......................................................................          129.4                -
                                                                                        -------------   --------------
                                                                                        $      139.9    $        10.1
                                                                                        =============   ==============

Percentage of ownership held.........................................................           44.5%            10.8%
                                                                                        =============   ==============

7.    INVENTORIES

      Inventories consist of the following (in millions):

                                                                                         JUNE 30,     DECEMBER 31,
                                                                                           2001           2000
                                                                                      -------------- --------------

Aluminum operations:
   Finished fabricated products...................................................... $        49.4  $        54.6
   Primary aluminum and work in process..............................................         115.7          126.9
   Bauxite and alumina...............................................................          95.5           88.6
   Operating supplies and repair and maintenance parts...............................         113.0          126.1
                                                                                      -------------- --------------
                                                                                              373.6          396.2
                                                                                      -------------- --------------
Forest products operations:
   Lumber............................................................................          33.4           34.0
   Logs..............................................................................          10.7           21.1
                                                                                      -------------- --------------
                                                                                               44.1           55.1
                                                                                      -------------- --------------
                                                                                      $       417.7  $       451.3
                                                                                      ============== ==============

      Substantially all product inventories are stated at last-in, first-out
(LIFO) cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

8.    LONG-TERM DEBT

      Long-term debt consists of the following (in millions):
                                                                                          JUNE 30,    December 31,
                                                                                            2001          2000
                                                                                        ------------- ------------
KACC Credit Agreement.................................................................  $          -  $      30.4
9 7/8% KACC Senior Notes due February 15, 2002, net of discount........................         224.1        224.8
10 7/8% KACC Senior Notes due October 15, 2006, including premium......................         225.5        225.5
12 3/4% KACC Senior Subordinated Notes due February 1, 2003...........................         400.0        400.0
Alpart CARIFA Loans...................................................................          22.0         56.0
Other aluminum operations debt........................................................          51.7         52.7
12% MGHI Notes due August 1, 2003.....................................................          88.2        118.8
6.55% Scotia LLC Timber Notes due July 20, 2028.......................................         123.5        136.7
7.11% Scotia LLC Timber Notes due July 20, 2028.......................................         243.2        243.2
7.71% Scotia LLC Timber Notes due July 20, 2028.......................................         463.3        463.3
7.56% Lakepointe Notes (see Note 5)...................................................         122.5            -
Other notes and contracts, primarily secured by receivables, buildings, real estate
   and equipment......................................................................          46.7         41.5
                                                                                        ------------- ------------
                                                                                             2,010.7      1,992.9
      Less: current maturities........................................................        (253.4)       (50.2)
           Timber Notes held in SAR Account...........................................         (58.2)       (59.9)
                                                                                        ------------- ------------
                                                                                        $    1,699.1  $   1,882.8
                                                                                        ============= ============

      The amount attributable to the Timber Notes held in the SAR Account of
$53.1 million reflected in Note 6 above represents the amount paid to acquire
$58.2 million of principal amount of Timber Notes.

      CURRENT MATURITIES AND LIQUIDITY
      The KACC Credit Agreement provides a secured, revolving line of credit. In
July 2001, the expiration date of the KACC Credit Agreement was extended from
August 15, 2001 to November 2, 2001. Kaiser sought the extension in order to gain additional flexibility in advance of the February 2002 maturity date of the
KACC 9 7/8% Senior Notes as more fully discussed below. In connection with the above-mentioned extension of the KACC Credit Agreement, Kaiser agreed to hold half of the proceeds to be received from the sale of an 8.3% interest in QAL in a separate bank account until the earlier of (1) lender approval, (2) November
2, 2001, or (3) renewal or further extension of the KACC Credit Agreement.
Kaiser is able to utilize the KACC Credit Agreement by means of revolving credit advances or letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of $300.0 million or a borrowing base relating to eligible accounts receivable and eligible inventory. At June 30, 2001, $190.9 million (of which $80.6 million could have been used for letters of credit) was available to
Kaiser under the KACC Credit Agreement, and no amounts were outstanding under the revolving credit facility. Interest on any outstanding amounts bear a spread
(which varies based on the results of a financial test) over either a base rate or LIBOR, at Kaiser's option. Kaiser typically chooses base rate based borrowings for shorter term KACC Credit Agreement uses and LIBOR based loans for more extended KACC Credit Agreement uses. The average interest rate on loans outstanding under the KACC Credit Agreement during the first six months of 2001 was approximately 10% per annum. As of July 31, 2001, there were no revolving credit borrowings outstanding under the KACC Credit Agreement. As of July 31,
2001, outstanding letters of credit were approximately $32.2 million.

      Kaiser intends to extend, replace or renew the KACC Credit Agreement prior to its expiration. However, in order for the KACC Credit Agreement to be extended, on a short-term basis, beyond November 2001, Kaiser will have to have a demonstrable way to retire and/or refinance the $225.0 million of KACC 9 7/8%
Senior Notes, due February 2002. For the KACC Credit Agreement to be extended past February 2003, both the KACC 9 7/8% Senior Notes and the $400.0 million of
12 3/4% KACC Senior Subordinated Notes will have to be retired and/or refinanced. It is possible that Kaiser may use a portion of the availability under the KACC Credit Agreement (or any extension, replacement or renewal thereof) to augment other cash resources used to retire and/or refinance the
KACC 9 7/8% Senior Notes. As of June 30, 2001, Kaiser had approval from the KACC
Credit Agreement lenders to purchase up to $50.0 million of the KACC 9 7/8%
Senior Notes. As of June 30, 2001, Kaiser had purchased $0.8 million of the KACC
9 7/8% Senior Notes.

      Kaiser is working with financial advisors to review its options for addressing its near-term debt maturities and its overall capital structure.
While Kaiser continues to consider potential asset transactions (beyond the agreement to sell an 8.3% interest in QAL; see Note 5), Kaiser intends to pursue only those transactions that would create long-term value through strategic positioning and/or the generation of acceptable levels of earnings or cash.
Kaiser cannot predict if any such transactions will materialize. While Kaiser believes it will be successful in addressing its near-term debt maturities and overall capital structure, as Kaiser's operating and non-recurring cash flows are subject to inherent uncertainties, no assurances in this regard can be given.

      ALPART CARIFA LOANS
      During the first quarter of 2001, Alpart redeemed $34.0 million principal amount of the CARIFA loans. Kaiser and its partner in Alpart both funded their respective share of the redemption. The redemption had a modest beneficial effect on the unused availability remaining under the KACC Credit Agreement as the additional KACC Credit Agreement borrowings of $22.1 million required for
Kaiser's share of the redemption were more than offset by a reduction in the amount of letters of credit outstanding that supported the loan.

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

      Based on Kaiser's evaluation of these and other environmental matters,
Kaiser has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. During the second quarter of 2001, Kaiser's ongoing assessment process resulted in Kaiser recording an $8.0 million charge to increase its environmental accrual.
Additionally, Kaiser's environmental accruals were increased during the second quarter of 2001 by approximately $6.0 million in connection with the purchase of certain property. At June 30, 2001, the balance of Kaiser's accruals for these and other matters, which are primarily included in other noncurrent liabilities, totaled $58.4 million. These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and Kaiser's assessment of the likely remediation actions to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $4.0 million to $13.0 million for the years 2001 through
2005 and an aggregate of approximately $24.0 million thereafter.

      As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. Kaiser believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $20.0 million. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, Kaiser is working to resolve certain of these matters.

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

      The following table presents the changes in the number of such claims pending for the six months ended June 30, 2001 and the year ended December 31,
2000.

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           2001          2000
                                                                                        -----------  ------------
Number of claims at beginning of period...............................................     110,800       100,000
Claims received.......................................................................      17,000        30,600
Claims settled or dismissed...........................................................     (19,800)      (19,800)
                                                                                        -----------  ------------
Number of claims at end of period.....................................................     108,000       110,800
                                                                                        ===========  ============
Number of claims at end of period (included above) covered by agreements under
   which Kaiser expects to settle over an extended period.............................      66,200        66,900

      Kaiser maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed over a 10 year period
(i.e., through the comparable period in 2011). Kaiser's estimate is based on its view, at each balance sheet date, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of
Wharton Levin Ehrmantraut Klein & Nash, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs, and Kaiser's actual costs could exceed its estimates due to changes in facts and circumstances after the date of each estimate. Further, while Kaiser does not believe there is a reasonable basis for estimating asbestos-related costs beyond 2011 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2011,
Kaiser expects that such costs are likely to continue beyond 2011, and that such costs could be substantial.

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
(1) ensure that the insurers provide Kaiser with timely and appropriate reimbursements for asbestos-related settlements and related legal costs incurred; and (2) to resolve certain issues between the parties with respect to how specific provisions of the applicable insurance policies are to be applied.
Given the significance of expected asbestos-related payments in 2001 and 2002 based on settlement agreements in place at June 30, 2001, the receipt of timely and appropriate reimbursements from such insurers is critical to Kaiser's liquidity. The court is expected to try certain aspects of the case in late 2001 and the remaining issues in 2002. Kaiser is continuing to receive cash reimbursements from the insurers.

      The following tables present historical information regarding Kaiser's asbestos-related balances and cash flows (in millions):

                                                                                   JUNE 30,         December 31,
                                                                                     2001               2000
                                                                                ---------------   -----------------
Liability (current portion of $130.0 in both periods)...........................$        650.4    $          492.4
Receivable (included in long-term receivables and other assets)(1)..............        (504.7)             (406.3)
                                                                                ---------------   -----------------
                                                                                $        145.7    $           86.1
                                                                                ===============   =================
--------------------
(1)   The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. As of June 30, 2001, and December 31, 2000,
      $16.3 million and $36.9 million, respectively, of the receivable amounts relate to costs paid. The remaining receivable amounts relate to costs that are expected to be paid by Kaiser in the future. No assurances can be given that Kaiser will be able to project similar recovery percentages for additional asbestos-related liabilities recognized in future periods or that the amounts related to incremental asbestos-related liabilities will not ultimately exceed Kaiser's aggregate insurance coverage.

                                                                          SIX MONTHS ENDED         INCEPTION TO
                                                                            JUNE 30, 2001          JUNE 30, 2001
                                                                         -------------------   --------------------
Payments made, including related legal costs...........................  $        59.2         $       280.4
Insurance recoveries...................................................          (65.0)               (196.3)
                                                                         -------------------   --------------------
                                                                         $        (5.8)        $        84.1
                                                                         ===================   ====================

                                                         2001 AND 2002        2003 TO 2005          THEREAFTER
                                                      -------------------  -------------------  -------------------
Expected annual payment amounts, before
   considering insurance recoveries...................  $125.0 - $150.0       $40.0 - $60.0           $290.0

      Kaiser's management continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from Kaiser's underlying assumptions. This process resulted in Kaiser recording charges of $45.8 million and $53.3 million (included in investment, interest and other income (expense), see Note 2) in the three and six months ended June 30,
2001, respectively, for asbestos-related claims, net of expected insurance recoveries, based on recent cost and other trends experienced by Kaiser and other companies. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on Kaiser's consolidated financial position or liquidity. However, as Kaiser's estimates are periodically re-evaluated, additional charges may be necessary and such charges could be material to the results of the period in which they are recorded.

      Labor Matters
      In connection with the USWA strike and subsequent lock-out by Kaiser, which was settled in September 2000, certain allegations of ULPs were filed with the NLRB by the USWA. Kaiser responded to all such allegations and believes that they were without merit. Twenty-two of twenty-four allegations of ULPs previously brought against Kaiser by the USWA have been dismissed. A trial before an administrative law judge for the two remaining allegations commenced in November 2000 and is continuing. Kaiser is unable to estimate when the trial will be completed. Any outcome from the trial before the administrative law judge would be subject to additional appeals by the general counsel of the NLRB, the USWA or Kaiser. This process could take months or years. If these proceedings eventually result in a final ruling against Kaiser with respect to either allegation, it could be obligated to provide back pay to USWA members at the five plants for an approximate twenty-month period (plus interest and minus any wages the USWA workers earned during the twenty-month period). Such amounts could be material. However, Kaiser continues to believe that the charges are without merit. While uncertainties are inherent in matters such as this and it is presently impossible to determine the actual costs, if any, that may ultimately arise in connection with this matter, Kaiser does not believe that the outcome of this matter will have a material adverse impact on Kaiser's liquidity or financial position. However, amounts paid, if any, in satisfaction of this matter could be significant to the results of the period in which they are recorded.

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

       The SYP complies with the California Board of Forestry and Fire
Protection regulations requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years
(subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs will be prepared every decade that address the harvest level based upon reassessment of changes in the resource base and other factors. The HCP and the Permits allow incidental "take" of certain species located on the Company's timberlands which species have been listed as endangered or threatened under the ESA and/or the CESA so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years.

      Under the CWA, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North
Coast Water Board are in the process of establishing TMDLs for 17 northern
California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In the December 1999 EPA report dealing with TMDLs on two of the nine water courses, the agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. However, the September 2000 report by the staff of the North Coast Water Board proposed various actions, including restrictions on harvesting beyond those required under the HCP. Dates for hearings concerning these matters have not been scheduled. Establishment of the final TMDL requirements applicable to the Company's timberlands will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Since the consummation of the Headwaters Agreement on March 1, 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans. As a result of the implementation process, 1999 and 2000 were transition years for Pacific Lumber with respect to the filing and approval of its THPs, principally because government agencies have failed to approve THPs in a timely manner. The rate of approvals of THPs during the three months ended June 30, 2001, has improved somewhat over prior quarters; however, it continues to be below what Pacific Lumber requires to meet its targeted harvest levels under the SYP. Nevertheless, Pacific Lumber anticipates that once the Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs, or carrying out certain other operations. On December 2, 1997, the Wrigley lawsuit was filed. This action alleges, among other things, that the defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the Elk River watershed.

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

      On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed alleging various violations of the CESA and the California Environmental Quality Act, and
challenging, among other things, the validity and legality of the SYP and the Permits issued by California. On March 31, 1999, the USWA lawsuit was filed also challenging the validity and legality of the SYP. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the Company is working with the relevant government agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber.

      In connection with a February 2001 notice of intent to sue Pacific Lumber, on July 24, 2001, the Bear Creek lawsuit was filed. The lawsuit alleges that
Pacific Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the
CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities in the Bear Creek watershed, and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,000 per day for the defendant's alleged continued violation of the CWA. The Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company believes that it has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse effect on its consolidated financial condition or results of operations.

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

10.   MINORITY INTEREST

      In connection with the settlement of the labor dispute with the USWA, during March 2001, Kaiser redeemed all of its outstanding Redeemable Preference
Stock ($17.5 million at December 31, 2000). The net cash impact of the redemption on Kaiser was only approximately $5.5 million because approximately
$12.0 million of the redemption amount had previously been funded into redemption funds.

      During June 2001, Kaiser completed an exchange with certain employees who held stock options to purchase Kaiser's common stock whereby options representing underlying shares totaling approximately 3,538,000 were exchanged
(on a fair value basis) for approximately 1,056,000 restricted shares of
Kaiser's common stock. The fair value of the restricted shares issued will be amortized to expense over the three-year period during which the restrictions lapse.

11.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

      In conducting its business, Kaiser uses various instruments to manage the risks arising from fluctuations in aluminum prices, energy prices and exchange rates. Kaiser enters into hedging transactions to limit its exposure resulting from (1) its anticipated sales of alumina, primary aluminum, and fabricated aluminum products, net of expected purchase costs for items that fluctuate with aluminum prices, (2) the energy price risk from fluctuating prices for natural gas, fuel oil and diesel oil used in its production process, and (3) foreign currency requirements with respect to its cash commitments to foreign subsidiaries and affiliates.

      As Kaiser's hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in these hedging activities (except the impact of those contracts discussed below which have been marked to market) will generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged. See Note 1 for a discussion of the effects of the new accounting requirements under SFAS No. 133, which is being used for reporting results beginning with the first quarter of 2001. The following table summarizes
Kaiser's derivative hedging positions at June 30, 2001 (U.S. and Australian dollars in millions):

                                                               NOTIONAL         ESTIMATED PERCENT       CARRYING/
                                                                AMOUNT              OF ANNUAL            MARKET
                COMMODITY                       PERIOD        OF CONTRACT        SALES/PURCHASES          VALUE
-----------------------------------------  ----------------  -------------   -----------------------  -------------

Aluminum (in tons):
   Option contracts......................     7/01 to 12/01        181,000            90% (1)         $        8.0
   Option contracts......................        2002              319,000            61% (1)                 21.0
         Option contracts................        2003               90,000            16% (1)                  6.6

Natural gas (in MMBtu's per day):
   Option contracts and swaps............     7/01 to 8/01          33,500            93% (2)                 (0.9)
   Option contracts and swaps............    11/01 to 3/02          10,000            25%                     (0.2)

Australian dollars (average A$ per month):
   Forwards and option contracts.........     7/01 to 12/01        A$ 17.4            75% (1)                 (2.3)
   Option contracts......................     2002 to 2005         A$  7.5            56% (1)                  5.5

--------------------
(1)     Had the expected sale of the 8.3% interest in QAL (see Note 5) been effective as of June 30, 2001, (a) the estimated percentages of annual sales of aluminum hedged for the remainder of 2001 and for 2002 and
        2003, would have been 93%, 66% and 17%, respectively; and (b) the estimated percentages of annual purchases of Australian dollars hedged for the remainder of 2001 and for the period 2002 to 2005 would have been 96% and 77%, respectively.

(2)     During July 2001, Kaiser added natural gas hedging positions for approximately 90% of its requirements for September 2001 and October
        2001. In addition, Kaiser also added fuel oil hedges for approximately
        65% of its requirements for the period August 2001 through December
        2001.

      During the first quarter of 2001, market value changes in derivative hedging positions included in the above table resulted in benefits to earnings
(included in investment, interest and other income (expense)) of $6.8 million
(see Note 2). Based on new accounting literature released in April 2001, starting in the second quarter of 2001, the income statement impact of mark-to-market changes was essentially eliminated as unrealized gains or losses resulting from changes in the value of these hedges are now recorded in other comprehensive income.

      During late 1999 and early 2000, Kaiser also entered into a series of transactions with a counterparty that provided Kaiser with a premium over the forward market prices at the date of these transactions for 2,000 tons of primary aluminum per month during the period January 2000 through June 2001.
Kaiser also contracted with the counterparty to receive certain fixed prices
(also above the forward market prices at the date of these transactions) on
4,000 tons of primary aluminum per month over a three year period commencing
October 2001, unless market prices during certain periods decline below a stipulated "floor" price, in which case the fixed price sales portion of the transactions terminate. The price at which the October 2001 and later transactions terminate is well below current market prices. These transactions do not qualify for treatment as a "hedge" under either previous or current accounting guidelines. Accordingly, the mark- to-market impacts of these transactions due to fluctuations in primary aluminum prices are recorded in investment, interest and other income (expense) in the Consolidated Statement of
Operations. For the quarter and six- month periods ended June 30, 2001, Kaiser recorded pre-tax mark-to-market gains of $3.1 million and $11.6 million, respectively, in investment, interest and other income (expense) associated with the transactions described in this paragraph. For the quarter and six-month periods ended June 30, 2000, Kaiser recorded pre-tax mark-to-market gains
(losses) of $(6.0) million and $8.4 million, respectively in investment, interest and other income (expense) associated with these transactions (see Note
2).

      As of June 30, 2001, Kaiser had sold forward virtually all of the alumina available to it in excess of its projected internal smelting requirements for the balance of 2001 and for 2002 and 2003 at prices indexed to future prices of primary aluminum.

12.   PER SHARE INFORMATION

      Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, including the weighted average impact of the shares of Common Stock issued and treasury stock acquired during the year from the date of issuance or repurchase and the dilutive effect of Class A Preferred Stock (which is convertible into
Common Stock). Prior to 2001, the dilutive effect of the Class A Preferred Stock was not included in the determination of basic earnings per share. However, in
April 2001, the Financial Accounting Standards Board clarified that securities which are convertible into common stock and participate in common stock dividends should be used in computing basic earnings per share if the effect is dilutive. Therefore the Class A Preferred Stock is included in the weighted average number of common and common equivalent shares for purposes of computing basic earnings per share for the periods in which the effect is dilutive. Basic earnings per share for the three and six months ended June 30, 2000, has been restated from that which was previously reported to reflect the new guidance.
Diluted earnings per share calculations also include the dilutive effect of common and preferred stock options.

                                                           THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                           --------------------------  ----------------------------
                                                               2001          2000         2001          2000
                                                           -------------  -----------  -----------  ------------
Weighted average shares outstanding:
   Common Stock...........................................    6,531,816    6,913,751    6,637,187     7,064,960
   Effect of dilution:
      Class A Preferred Stock.............................            - (2)  668,510      668,437       668,510
                                                           -------------  -----------  -----------  ------------
Weighted average number of common and common equivalent
    shares - Basic........................................    6,531,816    7,582,261    7,305,624     7,733,470
   Effect of dilution:
      Stock options.......................................            - (2)        - (1)   10,630 (1)     3,136 (1)
                                                           -------------  -----------  -----------  ------------
Weighted average number of common and common equivalent
    shares - Diluted......................................    6,531,816    7,582,261    7,316,254     7,736,606
                                                           =============  ===========  ===========  ============
------------------

(1)  Options to purchase 478,775 and 483,075 shares of Common Stock outstanding during the six months ended June 30, 2001 and 2000, respectively, and options to purchase 483,075 shares of common stock during the three months ended June 30, 2000, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Common Stock.
(2)  The Company had a loss for the three months ended June 30, 2001; therefore the Class A Preferred Stock and options were not included in the computation of earnings per share for the period.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

      The following should be read in conjunction with the financial statements in Part I, Item 1 of this Report and Item 7. "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and Item 8.
"Financial Statements and Supplementary Data" of the Form 10-K. Any capitalized terms used but not defined in this Item are defined in the "Glossary of Defined
Terms" contained in Appendix A. Except as otherwise noted, all references to notes represent the Notes to the Condensed Consolidated Financial Statements
included in Item 1.

      This Quarterly Report on Form 10-Q contains statements which constitute
"forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. These statements appear in a number of places in this section, in Item 3. "Quantitative and Qualitative Disclosures About Market
Risk" and in Part II. Item 1. "Legal Proceedings." Such statements can be identified by the use of forward-looking terminology such as "believes,"
"expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward- looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Form
10-Q and the Form 10-K identify other factors that could cause such differences between the forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

      Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on Kaiser's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical fluctuations (see Notes 1 and 11 and Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for a discussion of Kaiser's hedging activities).

      Changes in global, regional, or country-specific economic conditions can have a significant impact on overall demand for aluminum-intensive fabricated products in the transportation, distribution, packaging, and other markets. Such changes in demand can directly affect Kaiser's earnings by impacting the overall volume and mix of such products sold. To the extent that these end-use markets weaken, demand can also diminish for alumina and primary aluminum.

      During the six months ended June 30, 2000, the AMT Price per pound of primary aluminum was $.75 per pound. During the six months ended June 30, 2001, the AMT Price was $.73 per pound. The average AMT Price for primary aluminum for the week ended July 27, 2001, was $.67 per pound.

      The following table presents selected operational and financial information with respect to the Company's aluminum operations for the three and six months ended June 30, 2001 and 2000.

                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        JUNE 30,                    JUNE 30,
                                                               --------------------------- ---------------------------
                                                                   2001           2000          2001         2000
                                                               ------------  ------------- ------------- -------------
                                                                (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)
Shipments:(1)
   Alumina:(2)
      Third party............................................        664.9          538.9       1,328.9         976.4
      Intersegment...........................................         51.9          156.7         234.8         434.3
                                                               ------------  ------------- ------------- -------------
        Total alumina........................................        716.8          695.6       1,563.7       1,410.7
                                                               ------------  ------------- ------------- -------------
   Primary aluminum: (3)
      Third party............................................         62.8           86.1         126.7         165.5
      Intersegment...........................................          0.5           37.5           2.0          85.4
                                                               ------------  -------------  ------------ -------------
        Total primary aluminum...............................         63.3          123.6         128.7         250.9
                                                               ------------  -------------  ------------ -------------
   Flat-rolled products .....................................         17.8           39.0          42.8          90.8
                                                               ------------  -------------  ------------ -------------
   Engineered products.......................................         31.3           44.3          64.2          91.6
                                                               ------------  ------------- ------------- -------------
Average realized third party sales price: (4)
   Alumina (per ton).........................................  $       190   $        208  $        192  $        213
   Primary aluminum (per pound)..............................         0.69           0.71          0.71          0.75
Net sales:
   Bauxite and alumina:  (2)
      Third party (includes net sales of bauxite)............  $     132.7   $      122.2  $      270.3  $      229.8
      Intersegment...........................................          9.9           29.5          45.9          86.3
                                                               ------------  ------------- ------------- -------------
        Total bauxite and alumina............................        142.6          151.7         316.2         316.1
                                                               ------------  ------------- ------------- -------------
   Primary aluminum: (3)
      Third party............................................         96.1          135.3         199.1         273.3
      Intersegment...........................................          0.8           57.5           3.3         139.6
                                                               ------------  ------------- ------------- -------------
        Total primary aluminum...............................         96.9          192.8         202.4         412.9
                                                               ------------  ------------- ------------- -------------
   Flat-rolled products......................................         76.9          125.4         172.8         283.3
   Engineered products.......................................        115.9          148.7         236.5         312.4
   Commodities Marketing.....................................         (1.0)          (4.1)         (3.6)        (20.2)
   Minority interests........................................         26.2           25.3          52.0          49.9
   Eliminations..............................................        (10.7)         (87.0)        (49.2)       (225.9)
                                                               ------------  ------------- ------------- -------------
        Total net sales......................................  $     446.8   $      552.8  $      927.1  $    1,128.5
                                                               ============  ============= ============= =============
Operating income (loss) (5)..................................  $     (26.1)  $       53.0  $      190.8  $       91.4
                                                               ============  ============= ============= =============
Income (loss) before income taxes and minority interests (6)   $    (104.9)  $       18.2  $       91.4  $       38.3
                                                               ============  ============= ============= =============
----------------------
(1)   Shipments are expressed in thousands of metric tons.  A metric ton is equivalent to 2,204.6 pounds.
(2)   Net sales for the quarter and six month periods ended June 30, 2001, included approximately 26,400 tons and 66,100 tons, respectively, of alumina purchased from third parties.  Net sales for the quarter and six month periods ended June 30, 2000, included approximately 83,000 tons and 199,000 tons, respectively, of alumina purchased from third parties.
(3)   Beginning in the first quarter of 2001, as a result of the continuing curtailment of Kaiser's Northwest smelters, the flat-rolled products business unit began purchasing its own primary aluminum rather than relying on the primary aluminum business unit to supply its aluminum requirements through production or third party purchases. The engineered products business unit was already responsible for purchasing the majority of its primary aluminum requirements. During the quarter and six-month periods ended June 30, 2001, the primary aluminum business unit purchased approximately 6,600 tons and 23,800 tons, respectively, of primary aluminum from third parties to meet existing third party requirements.
(4)   Average realized prices for the flat-rolled products and engineered products business units are not presented as such prices are subject to fluctuations due to changes in product mix.
(5)   Operating income (loss) includes non-recurring items of $(8.0) million and $220.2 million, respectively, for the three and six months ended June
      30, 2001, and $13.6 million and $11.6 million, respectively, for the three and six months ended June 30, 2000. These items primarily represent gains (losses) on power sales. During the quarter and six-month periods ended June 30, 2001, approximately $22.0 million and $41.0 million, respectively, of abnormal Gramercy start-up costs were incurred. Operating income (loss) for both the quarter and six-month periods ended June 30,
      2001, also included additional accrued business interruption recoveries related to the Gramercy facility of $15.2 million based on a recent agreement with Kaiser's insurers. Depreciation was suspended for the
      Gramercy facility during the first six months of 2000 as a result of the
      July 1999 incident. Depreciation expense for the Gramercy facility for the first six months of 1999 was $6.0 million. See Notes 2 and 3 for additional information.
(6)   In addition to the items discussed in (5) above, income (loss) before income taxes includes non-recurring items of $(51.7) million and $44.4 million, respectively, for the three and six months ended June 30, 2001, and $(6.5) million and $3.6 million, respectively, for the three and six months ended June 30, 2000. For 2001, these items primarily represent asbestos related charges. See Note 2 for additional information.

      Recent Events and Developments

      Liquidity/Cash Resources
      Kaiser has significant near-term debt maturities. Kaiser's ability to make payments on and refinance its debt depends on its ability to generate cash in the future. In addition to being impacted by normal operating items, Kaiser's near-term liquidity and cash flows will also be affected by the remaining proceeds to be received from power sales, the expected third quarter 2001 sale of a portion of Kaiser's interest in QAL, the restart of the Gramercy facility and net payments for asbestos-related liabilities. See "Financial Condition and
Investing and Financial Activities -- Aluminum Operations" for a discussion of these matters.

      Expected Third Quarter 2001 Sale of 8.3% Interest in QAL
      In June 2001, Kaiser entered into an agreement to sell an approximate 8.3%
interest in QAL. The total value of the transaction is approximately $189.0 million, consisting of a cash payment of approximately $159.0 million plus the purchaser's assumption of approximately $30.0 million of off-balance sheet QAL indebtedness currently guaranteed by Kaiser. Kaiser expects the transaction to close in the third quarter of 2001 and to result in a favorable, one-time, after-tax net income impact of at least $75.0 million. Following the completion of the transaction, Kaiser will own a 20% interest in QAL. See Note 5 for additional discussion of the sale of a portion of Kaiser's interest in QAL.

      Incident at Gramercy Facility
      Production at Kaiser's Gramercy, Louisiana, alumina refinery, which had been curtailed since July 1999 as a result of an explosion in the digestion area of the plant, re-commenced during the middle of December 2000. During the second quarter of 2001, the plant operated at approximately 60% of its newly-rated estimated capacity of 1,250,000 tons. Based on current estimates, construction at the facility is expected to be completed during the third quarter of 2001, and the facility is expected to reach its full operating rate and full efficiency by the end of 2001 or early 2002.

      Through June 30, 2001, Kaiser had collected $269.5 million of estimated insurance recoveries related to the Gramercy incident. During July 2001, Kaiser and its insurers reached a global settlement agreement in respect of all of
Kaiser's business interruption and property damage claims under which Kaiser will receive an additional $35.0 million during the third quarter of 2001 related to losses/costs incurred prior to June 30, 2001, as well as the right to certain contingent payments. Since the minimum expected recoveries of $304.5 million exceeded Kaiser's cumulative insurance accrual of $289.3 million, Kaiser recognized $15.2 million of additional insurance benefit (as a reduction of the bauxite and alumina business unit's cost of sales) during the quarter ended June
30, 2001.

      See Note 3 for additional discussion of the incident at the Gramercy facility.

      Labor Matters
      Although the USWA dispute has been settled and the workers have returned to the facilities, two allegations of ULPs in connection with the USWA strike and subsequent lock-out by Kaiser remain to be resolved. Kaiser believes that the remaining charges made against it by the USWA are without merit. See Note 9 for additional discussion on the ULP charges.

      Pacific Northwest Power Sales and Operating Level
      During the first six months of 2001, Kaiser, in a series of transactions, sold a substantial majority of the remaining power available for its Northwest smelters that it had under contract through September 2001. As a result of such power sales, the Northwest smelters are expected to remain curtailed at least through that date.

      Kaiser has the right to purchase power under a separate contract with the
BPA that would, starting October 1, 2001, provide sufficient power to operate
Kaiser's Trentwood facility as well as approximately 40% of the capacity of its
Northwest aluminum smelting operations. The rate for power for the initial period of the contract (from October 1, 2001 through March 31, 2002) was announced by the BPA in June 2001 and will be approximately 46% higher than power costs under the existing contract. Kaiser cannot predict what rates will be charged in future periods. Such rates will be dependent on such factors as the availability of and demand for electrical power, which are largely dependent on weather, the price for alternative fuels, particularly natural gas, as well as general and regional economic and ecological factors. There are other terms of the new BPA contract which are also less favorable than the current BPA contract, including the fact that Kaiser is not entitled to receive any profits from its limited remarketing rights under the new BPA contract. Kaiser has a short period of time after the FERC affirms BPA's rates during which it can exercise its right to terminate the contract.

      Kaiser is liable for certain severance, supplemental unemployment and early retirement benefits for the USWA workers at the curtailed smelters. A substantial portion of such costs have been accrued as of June 30, 2001.
However, additional accruals may be required depending on when the USWA workers are recalled and when the smelting operations are restarted.

      See Note 4 for additional information on the power sales, the new BPA contract and additional detail regarding accrued liabilities with respect to the
USWA workers.

      Strategic Initiatives
      In May 2001, Kaiser announced that it had launched a performance improvement initiative designed to increase operating cash flow, generate cash from inventory reduction and improve Kaiser's financial flexibility. Kaiser expects to realize substantial improvements in earnings as a result of the program. Kaiser has not yet determined the size or timing of any cash or non-cash charges that may be required in connection with the program. Such charges could be material.

      See "Management's Discussion and Analysis of Financial Condition and
Results of Operations--Results of Operations--Aluminum Operations--Recent Events
and Developments--Strategic Initiatives" in the Form 10-K for additional information regarding strategic initiatives.

      Net Sales

      Net sales in the second quarter of 2001 totaled $446.8 million compared to
$552.8 million in the second quarter of 2000. The decrease was the result of declines in average realized prices for alumina and primary aluminum as well as a decline in shipments for primary aluminum, flat-rolled products and engineered products. The decrease in average realized prices for alumina was due to a decrease in primary aluminum market prices to which Kaiser's third-party alumina sales contracts are linked. The decrease in intersegment alumina shipments and in turn third party primary aluminum shipments was primarily due to the curtailment of Kaiser's Washington smelters during the last half of 2000. The decrease in intersegment shipments for primary aluminum was due to the flat-rolled products business unit making purchases of primary aluminum from third parties beginning in the first quarter of 2001 as a result of the continuing curtailment of Kaiser's Northwest smelters. The decrease in shipments for flat-rolled products was primarily due to reduced shipments of can body stock as a part of the planned exit from this product line, and to reduced market demand for general engineering heat-treat products and can lid and tab stock. The decrease in engineered product shipments was the result of reduced transportation and electrical product shipments due to softening market demand.
These decreases were partially offset by an increase in average realized prices for flat-rolled products which reflects the change in product mix from the can body stock to heat-treat products and an increase in alumina shipments which resulted primarily from the timing of shipments as well as the restart of production at the Gramercy refinery in December 2000. The increase in average realized prices for engineered products reflects a shift in product mix to higher value-added products.

      Net sales for the six months ended June 30, 2001, were $927.1 million as compared to $1,128.5 million in the prior year period. The decrease is primarily due to the same factors which caused a decline in quarterly net sales as described above.

      Operating Income (Loss)

      Operating income (loss) for the quarter and six months ended June 30,
2001, includes non-recurring items of $(8.0) million and $220.2 million, respectively, whereas non-recurring items were $13.6 million and $11.6 million, respectively, in the three and six months ended June 30, 2000. Excluding these items which primarily relate to net gains (losses) on power sales, operating income decreased from $39.4 million and $79.8 million for the three and six months ended June 30, 2000, respectively, to an operating loss of $18.1 million and $29.4 million for the three and six months ended June 30, 2001, respectively. In addition to the impact of lower net sales discussed above, operating income (loss) for the three and six month periods ended June 30, 2001, was adversely affected by: abnormal Gramercy related start-up costs of approximately $22.0 million and $41.0 million, respectively; non-recurring operating issues at the Alpart alumina refinery; overhead and other fixed costs associated with the curtailed Northwest smelting operations which totaled approximately $9.0 million and $21.0 million during the second quarter and six months ended June 30, 2001, respectively; and higher natural gas and fuel oil costs. Also, as more fully discussed in Note 2, Kaiser recognized a favorable $15.2 million insurance benefit in the second quarter of 2001 resulting from an agreement with its insurers related to the Gramercy incident.

      Income (Loss) Before Income Taxes and Minority Interests

      Income (loss) before income taxes and minority interests decreased from
$18.2 million for the quarter ended June 30, 2000, to $(104.9) million for the quarter ended June 30, 2001, primarily as result of the operating loss discussed above and the asbestos related charges and other non-recurring items included in investment, interest and other income (expense) described in Note 2. Income before income taxes and minority interests increased from $38.3 million for the six months ended June 30, 2000, to $91.4 million for the six months ended June
30, 2001, primarily as a result of the increase in operating income due to net gains from power sales also discussed above. This improvement was offset somewhat by the impact of other factors which negatively affected operating income as described above as well as the asbestos related charges and other non-recurring items included in investment, interest and other income (expense)
described in Note 2.

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

      In recent years, MGI has experienced reduced harvests on its property, and as a result, production of lumber has decreased. The decline in harvest levels is a result of the difficulties with THPs described under "--Trends."
Furthermore, logging costs have increased due to the harvest of smaller diameter logs and compliance with environmental regulations and the Environmental Plans.
MGI's management is currently reevaluating MGI's operations in view of these continuing difficulties. This may result in reductions or curtailments in sawmill or other operations. As a result of this analysis, MGI may be required to evaluate the realizability of MGI's investment in any facilities which are curtailed as a result, and a writedown of the investment in certain assets may be required.

      The following table presents selected operational and financial information for the three and six months ended June 30, 2001 and 2000, for the
Company's forest products operations.

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                      ------------------------------  -----------------------------
                                                           2001            2000           2001           2000
                                                      ---------------  -------------  ------------  ---------------
                                                          (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)
Shipments:
   Lumber: (1)
      Redwood upper grades.........................              4.4            3.8           8.5              7.3
      Redwood common grades........................             44.8           41.2          82.0             76.6
      Douglas-fir upper grades.....................              2.6            3.2           4.6              5.7
      Douglas-fir common grades....................             19.9           19.8          32.9             38.9
      Other........................................              2.1            1.7           2.6              4.7
                                                      ---------------  -------------  ------------  ---------------
   Total lumber....................................             73.8           69.7         130.6            133.2
                                                      ===============  =============  ============  ===============
   Wood chips (2)..................................             34.1           45.5          60.7             84.5
                                                      ===============  =============  ============  ===============

Average sales price:
   Lumber: (3)
      Redwood upper grades.........................   $        1,775   $      1,830   $     1,809   $        1,728
      Redwood common grades........................              602            759           607              750
      Douglas-fir upper grades.....................            1,350          1,342         1,365            1,324
      Douglas-fir common grades....................              349            372           338              398
   Wood chips (4)..................................               68             69            69               66

Net sales:
   Lumber, net of discount.........................   $         45.5   $       50.1   $      82.7   $         93.8
   Wood chips......................................              2.3            3.2           4.2              5.6
   Cogeneration power..............................              3.0            1.0           7.4              1.6
   Other...........................................              2.4            1.6           3.7              2.3
                                                      ---------------  -------------  ------------  ---------------
      Total net sales..............................   $         53.2   $       55.9   $      98.0   $        103.3
                                                      ===============  =============  ============  ===============
Operating income (loss)............................   $          1.0   $        8.6   $      (3.5)  $         14.4
                                                      ===============  =============  ============  ===============
Operating cash flow (5)............................   $          6.3   $       13.5   $       6.7   $         23.9
                                                      ===============  =============  ============  ===============
Loss before income taxes and minority interests....   $        (11.0)  $       (1.5)  $     (26.8)  $         (6.4)
                                                      ===============  =============  ============  ===============

---------------------------

(1)   Lumber shipments are expressed in millions of board feet.
(2)   Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(3)   Dollars per thousand board feet.
(4)   Dollars per bone dry unit.
(5)   Operating income before depletion and depreciation, also referred to as
      "EBITDA."

      Net Sales
      Net sales for the second quarter and first six months of 2001 were lower than the comparable periods of 2000 primarily as a result of lower prices for redwood common grade lumber and lower shipments of Douglas-fir lumber. These declines were offset somewhat by higher shipments of redwood lumber.

      Operating Income (Loss)
      Forest products had lower operating income for the second quarter of 2001 compared to the second quarter of 2000, and an operating loss for the six months ended June 30, 2001, as compared to operating income for the same period of
2000, as a result of the decline in net sales as well as higher costs associated with lumber production and logging operations.

      Loss Before Income Taxes and Minority Interests
      The loss before income taxes for the second quarter and first six months of 2001 increased from the loss in the comparable prior year periods, primarily as a result of the decline in operating income discussed above.

   REAL ESTATE OPERATIONS

      Industry Overview and Selected Operational Data
      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Texas, Arizona,
Puerto Rico and California.

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2001         2000        2001        2000
                                                                   -----------  ----------  ----------  -----------
                                                                               (IN MILLIONS OF DOLLARS)

Net sales........................................................  $     10.8   $    12.3   $    20.7   $     18.5
Operating income (loss)..........................................        (2.1)        1.4        (3.5)        (2.1)
Income before income taxes and minority interests................         2.4         6.1         2.5          5.5

      Net Sales
      Net sales decreased for the second quarter of 2001 from the second quarter of 2000 primarily as a result of a decrease in revenue from resort and commercial operations and lower sales of real estate at the Fountain Hills development project. Net sales increased for the first six months of 2001 from the same period in 2000 primarily due to increased sales of real estate at the
Company's Palmas del Mar, Fountain Hills and Waterwood development projects.
This improvement was somewhat offset by lower revenues from resort and commercial operations. The lower revenues from resort and commercial operations are in part a result of the sale of a water utility in October 2000.

      Operating Income (Loss) and Income (Loss) Before Income Taxes and
      Minority Interests
      The real estate segment had an operating loss for the second quarter 2001, as compared to operating income for the second quarter of 2000, primarily due to the decrease in real estate sales discussed above. The segment's operating loss increased for the first six months of 2001 from the same period of 2000 primarily as a result of lower profits from resort and commercial operations.
Income before income taxes and minority interests for the second quarter and first six months of 2001 decreased as compared to the same periods of 2000 primarily due to the decrease in operating income.

   RACING OPERATIONS

      Industry Overview and Selected Operational Data
      The Company, through its subsidiaries, has a 99.9% ownership interest in
SHRP, Ltd., a Texas limited partnership, which owns and operates the Sam Houston
Race Park, a Class 1 horse racing facility in Houston, Texas, and Valley Race
Park, a greyhound racing facility located in Harlingen, Texas, which began operations in mid-March of 2000. Results of operations between periods are generally not comparable due to the timing, varying lengths and types of racing meets held. Historically, the Sam Houston Race Park has derived a significant amount of its annual net pari- mutuel commissions from live racing and simulcasting. Net pari-mutuel commissions have typically been highest during the first and fourth quarters of the year, the time during which live thoroughbred racing has historically been conducted. Beginning in the fourth quarter of 2000 and continuing into the first quarter of 2001, live greyhound racing contributed to higher net pari-mutuel commissions. Live greyhound racing is expected to contribute to higher net pari-mutuel commissions in the first and fourth quarters of the year.

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2001        2000         2001        2000
                                                                   ---------- ------------  ----------  -----------
                                                                               (IN MILLIONS OF DOLLARS)

Net sales........................................................  $     5.4  $       6.1   $    14.8   $     14.4
Operating income (loss)..........................................       (0.4)         0.1         0.9          1.5
Income (loss) before income taxes and minority interests.........       (0.4)           -         0.9          1.3

      Net Sales
      Net sales for the racing segment in the second quarter 2001 were lower than for the second quarter 2000 due to decreases in wagering at both Sam
Houston Race Park (due to fewer live racing days) and Valley Race Park (due to lower average daily attendance). Net sales increased slightly for the first six months of 2001 over the year-ago period due to higher overall net pari-mutuel commissions from Valley Race Park which had live racing during the 2001 period but not the 2000 period. This improvement for the six months ended June 30,
2001, was partially offset by lower net pari-mutuel commissions from Sam Houston
Race Park which had fewer live racing days and somewhat lower attendance.

      Operating Income (Loss) and Income (Loss) Before Income Taxes and Minority
      Interests
      Operating results and income (loss) before income taxes and minority interests decreased for the second quarter of 2001 versus the comparable prior year period due to decreases in wagering discussed above. Although net sales increased for the six months ended June 30, 2001, over the prior year period, operating income decreased as the decline in earnings from Sam Houston Race Park more than offset the improvement at Valley Race Park.

   OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2001         2000        2001        2000
                                                                   -----------  ----------  ----------  -----------
                                                                               (IN MILLIONS OF DOLLARS)

Operating loss...................................................  $     (2.6)  $    (2.5)  $    (5.6)  $     (6.1)
Income (loss) before income taxes and minority interests.........        (1.1)        0.2        (5.1)        (3.8)

      The operating losses represent corporate general and administrative expenses that are not allocated to the Company's industry segments. The losses before income taxes and minority interests include operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, that are not attributable to the Company's industry segments.

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
Creditors of subsidiaries of the Company have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the
Company. Certain of the Company's subsidiaries, principally Kaiser, MGHI, MGI,
Pacific Lumber and Scotia LLC, are restricted by their various debt instruments as to the amount of funds that can be paid in the form of dividends or loaned to affiliates. Kaiser and the Forest Products companies are highly leveraged and have significant debt service requirements. Notes 8 and 9 and Notes 12 and 17 to the Consolidated Financial Statements in the Form 10-K contain additional information concerning the Company's indebtedness, certain restrictive debt covenants and a discussion of material commitments and contingencies affecting
Kaiser's liquidity and capital resources. "MAXXAM PARENT" is used in this section to refer to the Company on a stand-alone basis without its subsidiaries.

      The following table summarizes certain data related to financial condition and to investing and financing activities of the Company and its subsidiaries.

                                                    FOREST PRODUCTS
                                               ---------------------------
                                                                        MGI
                                                SCOTIA    PACIFIC       AND       REAL                            MAXXAM
                                  ALUMINUM        LLC      LUMBER      OTHER     ESTATE     RACING     MGHI       PARENT     TOTAL
                                 ----------     -------   --------    -------    -------    -------   -------    --------- ---------
                                                                 (IN MILLIONS OF DOLLARS)

DEBT AND CREDIT FACILITIES
   (EXCLUDING INTERCOMPANY
   NOTES)
Short-term borrowings and
      current maturities of
      long-term debt:
   June 30, 2001..............    $  224.5(1)   $ 16.8    $   0.1(1)  $    -     $ 12.0     $    -    $    -     $  13.2   $  266.6
   December 31, 2000..........        31.6        16.4       37.1          -        2.1          -         -        13.4      100.6

Long-term debt, excluding
      current maturities:
   June 30, 2001..............    $  698.8(1)   $755.5(2) $   0.5     $    -     $155.9     $  0.2    $ 88.2(2)  $     -   $1,699.1
   December 31, 2000..........       957.8       767.2        0.6          -       38.2        0.2     118.8           -    1,882.8

Revolving credit facilities:
   Facility commitment
      amounts.................    $  300.0      $ 61.1    $  60.0     $  2.5     $ 23.6     $    -    $    -     $     -   $  447.2
   June 30, 2001:
      Borrowings..............           -           -          -          -        6.1          -         -           -        6.1
      Letters of credit.......        44.4           -       11.8          -        1.3          -         -           -       57.5
      Unused and available
        credit................       190.9        61.1       31.5        2.5        8.5          -         -           -      294.5

CASH, CASH EQUIVALENTS,
   MARKETABLE SECURITIES AND
   OTHER INVESTMENTS
June 30, 2001:
   Current amounts restricted
     for debt service.........    $      -      $ 34.9    $     -     $    -     $  1.0     $    -    $    -     $     -   $   35.9
   Other current amounts......        65.6         4.6        7.0       35.2       14.3       10.9      41.0        122.6     301.2
                                 ----------     -------   --------    -------    -------    -------   -------    --------- ---------
                                      65.6        39.5        7.0       35.2       15.3       10.9      41.0        122.6     337.1
                                 ----------     -------   --------    -------    -------    -------   -------    --------- ---------
   Long-term amounts restricted
        for debt service......           -        86.6          -          -        1.9          -         -            -      88.5
   Other long-term restricted
        amounts...............         0.1           -          -        2.2        7.0          -         -            -       9.3
                                 ----------     -------   --------    -------    -------    -------   -------    --------- ---------
                                       0.1        86.6          -        2.2        8.9          -         -            -      97.8
                                 ----------     -------   --------    -------    -------    -------   -------    --------- ---------
                                  $   65.7      $126.1    $   7.0     $ 37.4     $ 24.2     $ 10.9    $ 41.0     $  122.6  $  434.9
                                 ==========     =======   ========    =======    =======    =======   =======    ========= =========

December 31, 2000:
   Current amounts restricted
      for debt service........    $      -      $ 45.8    $     -     $    -     $  0.9     $    -    $    -     $      -  $   46.7
   Other current amounts......        23.4        68.6        0.2       61.7       18.7        9.0      54.3        115.2     351.1
                                 ----------     -------   --------    -------    -------    -------   -------    --------- ---------
                                      23.4       114.4        0.2       61.7       19.6        9.0      54.3        115.2     397.8
                                 ----------     -------   --------    -------    -------    -------   -------    --------- ---------

   Long-term amounts restricted
        for debt service......           -        92.1          -          -        1.3          -         -           -       93.4
   Other long-term restricted
        amounts...............         0.1         2.5          -        2.0        8.3          -         -           -       12.9
                                 ----------     -------   --------    -------    -------    -------   -------   ---------  ---------
                                       0.1        94.6          -        2.0        9.6          -         -           -      106.3
                                 ----------     -------   --------    -------    -------    -------   -------   ---------  ---------
                                  $   23.5      $209.0    $   0.2     $ 63.7     $ 29.2     $  9.0    $ 54.3    $  115.2    $ 504.1
                                 ==========     =======   ========    =======    =======    =======   =======   =========  =========

CHANGES IN CASH AND CASH
   EQUIVALENTS
Capital expenditures:
   June 30, 2001..............    $  110.3(3)   $  2.9    $   3.6     $  0.8     $132.6(6)  $ 0.6     $   -     $    0.7    $ 251.5
   June 30, 2000..............        59.5(3)      3.2        1.7        1.1        2.6       3.9(3)      -            -       72.0

Net proceeds from dispositions
   of property and investments:
   June 30, 2001..............    $    4.6      $    -    $     -     $   -      $    -     $   -     $   -     $    0.1    $   4.7
   June 30, 2000..............        39.5           -        0.1         -           -         -         -            -       39.6

Borrowings (repayments) of debt
   and credit facilities, net of
   financing costs:
   June 30, 2001..............    $  (53.6)     $(11.4)(2) $(37.0)(1) $   -      $121.8     $   -     $(25.1)   $   (0.1)   $  (5.4)
   June 30, 2000..............        22.9        (7.5)       0.1       3.0         0.5      (0.2)      (8.1)       (5.2)       5.5

Dividends and advances received
      (paid):
   June 30, 2001..............    $      -      $(73.1)(4) $ 73.1     $(17.1)    $(8.5)     $  -     $ 17.1     $    8.5    $     -
   June 30, 2000..............           -           -       50.0     (158.4)(4)  (7.7)        -(4)    63.4(4)      52.7          -

--------------------
(1)     The increase in Kaiser's short-term borrowings and current maturities of long-term debt between December 31, 2000, and June 30, 2001, reflects the now current maturity of the KACC 97/8% Senior Notes. The decrease in
        Pacific Lumber's short-term borrowings and current maturities of long-term debt between December 31, 2000, and June 30, 2001, was due to the repayment of borrowings under the Pacific Lumber Credit Agreement.
(2)     The decrease between December 31, 2000, and June 30, 2001, in Scotia
        LLC's long-term debt was the result of principal payments on the Timber
        Notes of $11.4 million during the six months ended June 30, 2001. The decrease in MGHI's long-term debt was due primarily to repurchases of debt. The increase in Real Estate long-term debt was due primarily to borrowings to purchase the Lake Pointe Plaza office complex.
(3)     Aluminum: Capital expenditures for the six months ended June 30, 2001 and 2000, include $85.3 million and $31.0 million, respectively, spent with respect to rebuilding the Gramercy facility. Real Estate: Capital expenditures for the six months ended June 30, 2001, include $131.3 million for the purchase of Lake Pointe Plaza. Racing: Capital expenditures for the six months ended June 30, 2000, include $2.4 million for the acquisition of Valley Race Park.
(4)     For the six months ended June 30, 2001, $73.1 million of dividends were paid by Scotia LLC to Pacific Lumber, $63.9 million of which was made using proceeds from the sale of Scotia LLC's Owl Creek grove. For the six months ended June 30, 2000, $90.0 million of the dividends paid from
        MGI to MGHI were made using proceeds from the sale of the Headwaters
        Timberlands. MGHI in turn paid a $45.0 million dividend to MAXXAM
        Parent.

   MAXXAM PARENT

      During the six months ended June 30, 2001, the Company purchased 220,800 shares of its common stock for $2.9 million.

      MAXXAM Parent believes that its existing resources, together with the cash available from subsidiaries and financing sources, will be sufficient to fund its working capital requirements for the next year. With respect to its long-
term liquidity, MAXXAM Parent believes that its existing cash and cash resources, together with the cash proceeds from the sale of assets and distributions from its subsidiaries, should be sufficient to meet its working capital requirements. However, there can be no assurance that MAXXAM Parent's cash resources, together with the cash proceeds from the sale of assets, distributions from its subsidiaries and other sources of financing, will be sufficient for such purposes. Any adverse outcome of the litigation or the regulatory and environmental matters described in Note 9 could materially adversely affect MAXXAM Parent's as well as the Company's consolidated financial position, results of operations or liquidity.

   MGHI

      MGHI expects that interest payments on the $88.2 million of MGHI Notes outstanding as of June 30, 2001, will be paid with its existing cash.

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

   ALUMINUM OPERATIONS

      At June 30, 2001, Kaiser had working capital of $20.9 million, compared with working capital of $170.7 million at December 31, 2000. The net decrease in working capital primarily resulted from:

o     an increase in the current portion of long-term debt due to the reclassification of the $224.2 million principal amount of the KACC 9 7/8%
      Senior Notes to current liabilities offset by Kaiser's repayment of $30.4 million of outstanding borrowings under the KACC Credit Agreement;

o     a decrease in accrued salaries, wages and related expenses resulting primarily from the payment of previously accrued employee-related compensation applicable to job reductions as a part of the September 2000 labor settlement or associated with workers at the curtailed Northwest smelters; and

o     a decrease in other receivables primarily due to receipt of proceeds from previously accrued power sales (reflecting the difference between the
      $88.0 million receivable at December 31, 2000, which was collected in the first quarter of 2001, and the $45.0 million receivable at June 30, 2001, reflecting amounts related to 2001 power sales that will be collected periodically through October 2001).

      Kaiser uses the KACC Credit Agreement to provide short-term liquidity requirements and for letters of credit to support operations. During the second quarter of 2001, there were no month-end borrowings outstanding under the KACC
Credit Agreement. The average amount of borrowings outstanding under the KACC
Credit Agreement during the second quarter of 2001 was less than $1.0 million.
During the first quarter of 2001, month-end borrowings outstanding under the
KACC Credit Agreement have been as high as approximately $94.0 million, which occurred in February 2001, primarily as a result of costs incurred and capital spending related to the Gramercy rebuild, net of insurance reimbursements. The average amount of borrowings outstanding under the KACC Credit Agreement during the first quarter 2001 was approximately $47.5 million. Outstanding letters of credit at June 30, 2001, were approximately $44.4 million. In July 2001, the expiration date of the KACC Credit Agreement was extended from August 15, 2001, to November 2, 2001. Kaiser sought the extension in order to gain additional flexibility in advance of the February 2002 maturity date of the KACC 9 7/8%
Senior Notes. Kaiser intends to extend, replace or renew the KACC Credit
Agreement prior to its expiration. However, in order for the KACC Credit
Agreement to be extended, on a short-term basis, beyond November 2001, Kaiser will have to have a demonstrable way to retire and/or refinance the $225.0 million of KACC 9 7/8% Senior Notes due February 2002. For the KACC Credit
Agreement to be extended past February 2003, both the KACC 9 7/8% Senior Notes and the $400.0 million of 12 3/4% KACC Senior Subordinated Notes, due February
2003, will have to be retired and/or refinanced. Kaiser currently expects limited, if any, borrowings for the balance of the KACC Credit Agreement term, except it is possible that Kaiser may use availability under the KACC Credit
Agreement (or any extension, replacement or renewal thereof) to augment other cash resources used to retire and/or refinance the KACC 9 7/8% Senior Notes. As of June 30, 2001, Kaiser had approval from the KACC Credit Agreement lenders to purchase up to $50.0 million of the KACC 9 7/8% Senior Notes. As of June 30,
2001, Kaiser had purchased $0.8 million of the KACC 9 7/8% Senior Notes.

      Kaiser is working with financial advisors to review its options for addressing its near-term debt maturities and its overall capital structure.
While Kaiser continues to consider potential asset transactions (beyond the agreement to sell an 8.3% interest in QAL), Kaiser intends to pursue only those transactions that would create long-term value through strategic positioning and/or the generation of acceptable levels of earnings or cash. Kaiser cannot predict if any such transactions will materialize.

      In addition to being impacted by normal operating items, Kaiser's near-term liquidity and cash flow will be affected by remaining net proceeds from power sales (see Note 4), the expected third quarter 2001 sale of a portion of Kaiser's interest in QAL (see Note 5), the restart of the Gramercy facility and the amount of net payments for asbestos-related liabilities (see Notes 3 and
9).

      Kaiser's total consolidated capital expenditures, excluding capital expenditures in 2001 to finish rebuilding the Gramercy, Louisiana, facility, are expected to be between $80.0 and $95.0 million per year in each of 2001 and 2002
(of which approximately 15% is expected to be funded by minority partners in certain foreign joint ventures). Kaiser's management continues to evaluate numerous projects, all of which would require substantial capital, both in the
United States and overseas. The level of capital expenditures may be adjusted from time to time depending on Kaiser's price outlook for primary aluminum and other products, Kaiser's ability to assure future cash flows through hedging or other means, Kaiser's financial position and other factors.

      Kaiser will continue to incur abnormal start-up costs and capital spending until all construction activity at the Gramercy facility is completed and full production volume and efficiency is restored. The amount of abnormal costs incurred during the balance of 2001 will depend upon the speed at which the
Gramercy facility transitions from its interim operating mode and the extent to which any unanticipated start-up issues may occur. Kaiser expects the Gramercy facility to reach its full production rate and full efficiency by the end of
2001 or early 2002.

      During the six months ended June 30, 2001, Kaiser paid $59.2 million of asbestos-related settlement and defense costs and received insurance reimbursements of $65.0 million for asbestos-related matters. Kaiser's 2001 and
2002 cash payments, prior to insurance recoveries, for asbestos-related costs are estimated to be between $125.0 million and $150.0 million per year. Kaiser believes that it will continue to recover a substantial portion of asbestos payments from insurance. However, insurance reimbursements have historically lagged Kaiser's payments. Delays in receiving future insurance repayments would have an adverse impact on Kaiser's liquidity. During 2000, Kaiser filed suit against a group of its insurers after negotiations with certain of the insurers regarding an agreement covering both reimbursement amounts and the timing of reimbursement payments were unsuccessful. The litigation is intended, among other things, to: (i) ensure that the insurers provide Kaiser with timely and appropriate reimbursements for asbestos-related settlements and related legal costs incurred; and (ii) resolve certain issues between the parties with respect to how specific provisions of the applicable insurance policies are to be applied. Given the significance of expected asbestos-related payments in 2001 and 2002 based on settlement agreements in place at June 30, 2001, the receipt of timely and appropriate reimbursements from such insurers is critical to
Kaiser's liquidity. The court is expected to try certain aspects of the case in late 2001 and the remaining issues in 2002. Kaiser is continuing to receive cash reimbursements from the insurers.

      Absent an improvement in the markets in which Kaiser operates or faster than expected improvement in the operating performance of the Gramercy refinery (as a result of its completion) and other facilities (as a result of Kaiser's performance improvement initiative), Kaiser's activities during the balance of
2001 (before considering the pending third quarter 2001 sale of a portion of
Kaiser's interest in QAL and near-term debt maturities) may fully utilize the cash balance reported at June 30, 2001, in order to satisfy interest and expected tax payments, the funding of pension, post-retirement medical and net asbestos-related liabilities, capital spending and other previously accrued obligations. Kaiser expects its cash flow in 2002 to improve substantially over the run rate expected to be experienced during the last six months of 2001 as a result of the Gramercy alumina refinery reaching its full operating rate and full efficiency, operating improvements resulting from Kaiser's performance improvement initiative and as certain of its other previously accrued, non-recurring, near-term obligations are satisfied. However, no assurances can be given in this regard.

      Kaiser's management believes that Kaiser's existing cash resources, together with cash flows from operations, power sales and the sale of the 8.3%
interest in QAL, as well as borrowings under the KACC Credit Agreement (which
Kaiser intends to extend, replace or renew as discussed above), will be sufficient to satisfy its working capital, debt maturities and capital expenditure requirements for the next year. However, no assurance can be given that existing and anticipated cash sources will be sufficient to meet Kaiser's short-term liquidity requirements or that additional sources of cash will not be required.

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

   FOREST PRODUCTS OPERATIONS

      The Scotia LLC Line of Credit allows Scotia LLC to borrow up to one year's interest on the Timber Notes. On June 1, 2001, this facility was extended for an additional year to July 12, 2002. The Pacific Lumber Credit Agreement expires on
October 31, 2001, but it is expected to be renewed for a two-year period.

   On the January 22, 2001, note payment date for the Timber Notes, Scotia LLC had $37.4 million set aside in the note payment account to pay the $28.9 million of interest due as well as $8.5 million of principal. Scotia LLC repaid an additional $2.9 million of principal on the Timber Notes using funds held in the
SAR Account, resulting in a total principal payment of $11.4 million, an amount equal to Scheduled Amortization. In addition, Scotia LLC made a distribution to
Pacific Lumber of $73.1 million, $63.9 million of which was made using funds from the December 2000 sale of Scotia LLC's Owl Creek grove and $9.2 million of which was made using excess funds released from the SAR Account.

      On the July 20, 2001, note payment date for the Timber Notes, Scotia LLC had $29.9 million set aside in the note payment account to pay the $28.5 million of interest due as well as $1.4 million of principal.  Scotia
LLC repaid an additional $1.4 million of principal on the Timber Notes using funds held in the SAR Account, resulting in a total principal payment of $2.8 million, an amount equal to Scheduled Amortization. In addition, Scotia LLC made a distribution in the amount of $3.0 million to its parent, Pacific Lumber.

      MGI and its subsidiaries anticipate that existing cash, cash equivalents, marketable securities, funds available from the SAR Account and available sources of financing will be sufficient to fund their working capital, debt service and capital expenditure requirements for the next year. With respect to their long-term liquidity, MGI and its subsidiaries believe that their existing cash and cash equivalents should provide sufficient funds to meet their debt service and working capital requirements. However, until such time as Pacific
Lumber has adequate cash flows from operations and/or dividends from Scotia LLC, there can be no assurance that this will be the case. Furthermore, due to its highly leveraged condition, MGI is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see "--Trends" below and
Note 9), increased competition from other lumber producers or alternative building products and general economic conditions.

   REAL ESTATE OPERATIONS

      In June 2001, Lakepointe Assets purchased Lake Pointe Plaza, an office complex located in Sugarland, Texas, for a purchase price of $131.3 million. The transaction was financed with proceeds of $122.5 million, net of $5.2 million in deferred financing costs, from the Lakepointe Notes ($122.5 million principal amount with a final maturity date of June 8, 2021, and an interest rate of
7.56%), and with a cash payment of $14.0 million. Lakepointe Assets acquired the property subject to two leases to existing tenants while simultaneously leasing a majority of the premises, representing all of the remaining space, to an affiliate of the seller. The office complex is fully leased for a period of 20 years under these three leases.

      PDMPI and its subsidiaries have required advances during 2001 to fund their operations, and may require such advances in the future. With respect to its real estate operations, the Company believes that the existing cash and credit facilities of its real estate subsidiaries are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the
Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing and joint venture partners should provide sufficient funds to meet their working capital and capital expenditure requirements.

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

      The Company's forest products operations are conducted by MGI through
Pacific Lumber and Britt. Regulatory and environmental matters play a significant role in Pacific Lumber's operations. See Note 9 and Item 1.
"Business--Regulatory and Environmental Matters" of the Form 10-K for a
discussion of these matters. Regulatory compliance and related litigation have caused delays in obtaining approvals of THPs and delays in harvesting on THPs once they are approved. This has resulted in a decline in harvest, an increase in the cost of logging operations and lower net sales.

      Since the consummation of the Headwaters Agreement on March 1, 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans. As a result of the implementation process, 1999 and 2000 were transition years for Pacific Lumber with respect to the filing and approval of its THPs, principally because government agencies have failed to approve THPs in a timely manner. The rate of approvals of THPs during the three months ended June 30, 2001, has improved somewhat over prior quarters; however, it continues to be below what Pacific Lumber requires to meet its targeted harvest levels under the SYP. Nevertheless, Pacific Lumber anticipates that once the Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

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
"Legal Proceedings" and Note 9 for further information regarding regulatory and legal proceedings affecting the Company's operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 2. "Management's Discussion and Analysis of Financial
Condition and Results of Operations" for cautionary information with respect to such forward-looking statements.

      Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Notes 1 and 11, Kaiser utilizes hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes in its production process and to mitigate its exposure to changes in foreign currency exchange rates. The following sets forth the impact on future earnings of adverse market changes related to Kaiser's hedging positions with respect to commodity, foreign exchange and energy contracts described more fully in Note 11.

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

      Based on the average July 2001 LME cash price for primary aluminum of approximately $.64 per pound, Kaiser estimates that it would realize approximately $19.0 million of net aggregate pre-tax benefits from its hedging positions and fixed price customer contracts during the remainder of 2001 and the period from 2002 through 2003. Kaiser estimates that a hypothetical $.10 increase from the above stated July 2001 price would result in a net aggregate pre-tax reduction in operating income of approximately $46.0 million being realized during the remainder of 2001 and the period from 2002 through 2003 from its hedging positions and fixed price customer contracts. Conversely, Kaiser estimates that a hypothetical $.10 decrease from the above stated July 2001 price level would result in an aggregate pre-tax increase in operating income of approximately $159.0 million being realized during the remainder of 2001 and the period from 2002 through 2003 from Kaiser's hedging positions and fixed price customer contracts. Both of the foregoing hypothetical amounts are versus what
Kaiser's results would have been without the derivative commodity contracts and fixed price customer contracts discussed above. It should be noted, however, that, since the hedging positions and fixed price customer contracts lock-in a specified price or range of prices, increases or decreases in earnings attributable to Kaiser's hedging positions or fixed price customer contracts are significantly offset by a decrease or increase in the proceeds to be realized on the underlying physical transactions.

      As stated in Note 11, Kaiser has certain hedging positions which do not qualify for treatment as a "hedge" under current accounting guidelines and thus must be marked-to-market each period. Fluctuations in forward market prices for primary aluminum would likely result in additional earnings volatility as a result of these positions. Kaiser estimates that a hypothetical $.10 change in spot market prices from the July 31, 2001 LME cash price of $.63 per pound would, depending on the shape of the forward curve, result in additional aggregate mark-to-market impacts of between $10.0 million and $30.0 million during any period through 2003.

      In addition to having an impact on Kaiser's earnings, a hypothetical
$.10-per-pound change in primary aluminum prices would also impact Kaiser's cash flows and liquidity through changes in possible margin advance requirements. At
July 31, 2001, Kaiser had received margin advances of $20.7 million. Increases in primary aluminum prices subsequent to July 31, 2001, could result in Kaiser having to refund and, depending on the amount of the increase, make margin advances and such amounts could be significant. If primary aluminum prices increased by $.10 per pound (from the July 31, 2001 price) by December 31, 2001 and the forward curve were as described above, it is estimated that Kaiser could be required to pay in the range of $40.0 million to $60.0 million in respect of both refunds of margin advances from brokers and to make margin advances to the brokers. Kaiser's management considers credit risk related to possible failure of the counterparties to perform their obligations pursuant to the derivative contracts to be minimal.

      Foreign Currency
      Kaiser enters into forward exchange contracts to hedge material cash commitments for foreign currencies. Kaiser's primary foreign exchange exposure is related to its Australian dollar ("A$") commitments in respect of activities associated with its 28.3%-owned affiliate, QAL. Kaiser estimates that, before consideration of any hedging activities, a US $0.01 increase (decrease) in the value of the A$ results in an approximate $2.0 million (decrease) increase in
Kaiser's annual pre-tax operating income.

      Based on the July 31, 2001 US$ to A$ exchange rate of $.51, Kaiser's foreign currency hedges would result in a net aggregate pre-tax reduction of operating income of approximately $10.0 million for the remainder of 2001 and for the period from 2002 through 2005. Kaiser estimates that a hypothetical 10%
decrease in the A$ exchange rate would result in Kaiser recognizing a net aggregate pre-tax reduction of operating income of approximately $12.0 million for the remainder of 2001 and for the period from 2002 through 2005 from its foreign currency hedging positions. Conversely, Kaiser estimates that a hypothetical 10% increase in the A$ exchange rate (from $.51) would result in
Kaiser realizing a net pre-tax aggregate reduction of operating income of approximately $5.0 million during the remainder of 2001 and for the period from
2002 through 2005. These hypothetical impacts are versus what Kaiser's results would have been without Kaiser's derivative foreign currency contracts. It should be noted, however, that since the hedging positions lock-in specified rates, increases or decreases in earnings attributable to currency hedging instruments would be significantly offset by a corresponding decrease or increase in the value of the hedged commitments.

      Energy
      Kaiser is exposed to energy price risk from fluctuating prices for natural gas, fuel oil and diesel oil consumed in the production process. Kaiser estimates that each $1.00 change in natural gas prices (per mcf) impacts
Kaiser's pre-tax operating results by approximately $20.0 million. Further,
Kaiser estimates that each $1.00 change in fuel oil prices (per barrel) impacts
Kaiser's pre-tax operating results by approximately $3.0 million.

      Kaiser from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. As of July 31, 2001, Kaiser held option and swap contracts hedging for a majority of its August 2001 to October 2001 natural gas requirements and a portion of its November 2001 to March 2002 natural gas requirements. Based on the average July 2001 settlement price (per mcf) of approximately $3.17, Kaiser expects to realize a pre-tax reduction of operating income of approximately $1.2 million for the period from August 2001 through March 2002 associated with these hedging positions. Kaiser estimates that a hypothetical $1.00 decrease in the average July 2001 settlement price would result in Kaiser recognizing a net aggregate pre-tax reduction of operating income of $3.3 million for the period from August 2001 through March 2002 associated with these hedging positions.
Conversely, Kaiser estimates that a hypothetical $1.00 increase in the average
July 2001 settlement price would result in Kaiser realizing a net pre-tax aggregate increase of operating income of approximately $1.6 million for the period August 2001 through March 2002. These hypothetical impacts are versus what Kaiser's results would have been without its derivative natural gas contracts. It should be noted, however, that, since the hedging positions lock-in specified rates, increases or decreases in earnings attributable to currency hedging instruments would be significantly offset by a corresponding decrease or increase in the value of the hedged commitments.

      As of July 31, 2001, Kaiser also held option and swap contracts hedging a majority of its August 2001 through December 2001 fuel oil requirements. Based on the average July 2001 settlement price (per barrel) of approximately $17.38,
Kaiser estimates the hedges would not have a material net aggregate pre-tax impact on its operating income.

                           PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

      Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

MAXXAM INC. LITIGATION

   USAT MATTERS

      With respect to the Kahn lawsuit, the parties have agreed to an indefinite extension of the defendants' obligations to respond to the plaintiffs' claims.

KAISER LITIGATION

   MEAD ENVIRONMENTAL PENALTY

      In May 2001, Kaiser agreed to pay a penalty of $150,000 and to deposit into a fund an additional $125,000 to implement a supplemental environmental project in the community in order to settle certain alleged environmental violations with respect to its Mead, Washington, aluminum smelter.

PACIFIC LUMBER LITIGATION

      With respect to a February 2001 notice of intent to sue Pacific Lumber, on
July 24, 2001, the Bear Creek lawsuit was filed. The lawsuit alleges that
Pacific Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the
CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities in the Bear Creek watershed, and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,000 per day for the defendant's alleged continued violation of the CWA. The Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company believes that it has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse effect on its consolidated financial condition or results of operations.

      With respect to the Hunsaker Action, on July 9, 2001, the U.S. Ninth
Circuit Court of Appeals affirmed the District Court's dismissal of the case.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders of the Company was held on May 23,
2001, at which meeting the stockholders voted to reelect Messrs. Cruikshank,
Rosenberg, Rosenthal and Schwartz as directors of the Company. Stockholders voted against a proposal to declassify the Company's Board of Directors, against a proposal regarding cumulative voting for the election of the Company's Common
Directors and against a proposal regarding independent directors. The results of the matters voted upon at the meeting are shown below.

NOMINEES FOR DIRECTOR

      The nominees for election as directors of the Company are listed below, together with voting information for each nominee. Messrs. Charles E. Hurwitz,
J. Kent Friedman and Ezra G. Levin continued as directors for the Company.

      NOMINEES FOR ELECTION BY HOLDERS OF COMMON STOCK

      Robert J. Cruikshank - 5,622,375 votes for, 583,785 votes withheld and -0-
            broker non-votes.
      Stanley D. Rosenberg - 5,617,576 votes for, 588,584 votes withheld and -0-
            broker non-votes.
      Michael J. Rosenthal - 5,623,625 votes for, 582,535 votes withheld and -0-
            broker non-votes.

      NOMINEES FOR ELECTION BY HOLDERS OF COMMON STOCK AND CLASS A PREFERRED STOCK

      Paul  N. Schwartz - 12,286,753 votes for, 587,617 votes withheld and -0-
            broker non-votes.

PROPOSAL REGARDING CUMULATIVE VOTING

      1,069,321 votes for, 10,223,274 votes against, 102,554 votes abstaining and -0- broker non-votes.

PROPOSAL TO DECLASSIFY THE COMPANY'S BOARD OF DIRECTORS

      1,267,488 votes for, 10,024,605 votes against, 103,046 votes abstaining and -0- broker non-votes.

PROPOSAL REGARDING INDEPENDENT DIRECTORS

      1,003,546 votes for, 10,357,673 votes against, 33,920 votes abstaining and
            -0- broker non-votes.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS:

      4.1       Second Amendment, dated June 15, 2001, to the Scotia LLC Line of
                Credit (incorporated herein by reference to Exhibit 4.1 to the
                Scotia LLC June 2001 Form 10-Q; File No. 333-63825)

      4.2       Twenty-First Amendment to Credit Agreement and Consent, dated as of July 18, 2001, amending the KACC Credit Agreement
                (incorporated by reference to Exhibit 4.1 to the Kaiser June
                2001 Form 10-Q; File No. 1-9447)

      4.3       Loan Agreement, dated as of June 28, 2001, between Lakepointe
                Assets LLC and Legg Mason Real Estate Services, Inc.
                (incorporated herein by reference to Exhibit 4.2 to the MGHI
                June 2001 Form 10- Q; File No. 333-18723)

      4.4       Promissory Note, dated as of June 28, 2001, between Lakepointe
                Assets LLC and Legg Mason Real Estate Services, Inc.
                (incorporated herein by reference to Exhibit 4.3 to the MGHI
                June 2001 Form 10-Q)

      10.1      Lease Agreement, dated as of June 28, 2001, between Lakepointe
                Assets LLC and Fluor Enterprises Inc. (incorporated herein by reference to Exhibit 10.1 to the MGHI June 2001 Form 10-Q)

      10.2      Guarantee of Lease dated as of June 28, 2001, between Fluor
                Corporation and Lakepointe Assets LLC (incorporated by reference to Exhibit 10.2 to the MGHI June 2001 Form 10-Q)

      10.3      Form of Non-Employee Director Stock Option Grant for options issued commencing January 1, 2001 under the 1997 Kaiser Omnibus
                Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Kaiser June 2001 Form 10-Q; File No. 1-9447)

      10.4      Form of Stock Option Grant for options issued commencing
                January 1, 2001 under the 1997 Kaiser Omnibus Stock Incentive
                Plan (incorporated by reference to Exhibit 10.2 to the Kaiser
                June 2001 Form 10-Q; File No. 1-9447)

      10.5      Form of Restricted Stock Agreement for restricted shares issued commencing January 1, 2001 under the 1997 Kaiser Omnibus Stock
                Incentive Plan (incorporated by reference to Exhibit 10.3 to the
                Kaiser June 2001 Form 10-Q; File No. 1-9447)

      *23       Acknowledgment Letter from Arthur Andersen LLP

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

                                                     MAXXAM INC.

Date: August 13, 2001         By:          /S/ PAUL N. SCHWARTZ
                                 -----------------------------------------------
                                                Paul N. Schwartz
                                 President, Chief Financial Officer and Director
                                          (Principal Financial Officer)

Date: August 13, 2001         By:       /S/   ELIZABETH D. BRUMLEY
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

                                                                     APPENDIX A

                            GLOSSARY OF DEFINED TERMS

Alpart:  Alumina Partners of Jamaica, a majority subsidiary of KACC

AMT Price:  Average Midwest United States transaction price for primary aluminum

Bear Creek lawsuit: An action entitled Environmental Protection Information
Association v. Pacific Lumber, Scotia Pacific Company LLC (No. C01-2821), filed
July 24, 2001, in the U.S. District Court in the Northern District of California

BOA: Bank of America, N.A.

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

FERC: Federal Energy Regulatory Commission

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

Hunsaker Action: An action entitled William Hunsaker, et al. v. Charles E.
Hurwitz, Pacific Lumber, MAXXAM Group Inc., MXM Corp., Federated Development
Company and Does I-50 (No. C 98-4515) filed in the United States District Court for the Northern District of California on November 24, 1998

KACC: Kaiser Aluminum & Chemical Corporation, Kaiser's principal operating subsidiary

KACC 9 7/8 % Senior Notes:  KACC's $225.0 million senior notes due February 2002

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

KACC Senior Subordinated Notes: KACC's 12 3/4% Senior Subordinated Notes due
February 2003

Kahn lawsuit: An action entitled Alan Russell Kahn v. Federated Development Co.,
MAXXAM Inc., et. al. (Civil Action 18623NC) filed in the Court of Chancery in the state of Delaware on January 16, 2001

Kaiser: Kaiser Aluminum Corporation, a subsidiary of the Company engaged in aluminum operations

Lakepointe Assets: Lakepointe Assets Holdings LLC, a limited liability company, and its subsidiaries, all of which are indirect wholly owned subsidiaries of MGHI

Lakepointe Notes: Lakepointe Assets' $122.5 million of 7.56% notes due June 8,
2021

LME: London Metal Exchange

MGHI:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of the Company

MGHI Notes:  MGHI's 12% Senior Secured Notes due August 1, 2003

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of MGHI

MPC:  MAXXAM Property Company, a wholly-owned subsidiary of the Company

NLRB:  National Labor Relations Board

North Coast Water Board: North Coast Regional Water Quality Control Board

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

QAL: Queensland Alumina Limited, an aluminum refinery in Queensland, Australia, in which Kaiser owns a 28.3% interest

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
(No. 99CS00626) filed March 31, 1999 in the Superior Court of Sacramento County

Wrigley lawsuit: An action entitled Kristi Wrigley, et al. v. Charles Hurwitz,
John Campbell, Pacific Lumber, MAXXAM Group Holdings Inc., Scotia Pacific
Holding Company, MAXXAM Group Inc., MAXXAM Inc., Scotia Pacific Company LLC and
Federated Development Company (No. 9700399) filed December 2, 1997 in the
Superior Court of Humboldt County