Form 10-Q
period 2001-09-30
MAXXAM INC
filed 2001-11-14
CIK 63814

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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
Yes /X/   No / /

  Number of shares of common stock outstanding at November 12, 2001: 6,527,671

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION

          Item 1.   Financial Statements:
                    Report of Independent Public Accountants
                    Consolidated Balance Sheet at September 30, 2001 and
                        December 31, 2000
                    Consolidated Statement of Operations for the three and nine months ended September 30, 2001 and 2000
                    Consolidated Statement of Cash Flows for the nine months
                        ended September 30, 2001 and 2000
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
          Item 6.   Exhibits and Reports on Form 8-K
          Signatures

APPENDIX A - GLOSSARY OF DEFINED TERMS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MAXXAM Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of MAXXAM
Inc. (a Delaware corporation) and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, and the condensed consolidated statement of cash flows for the nine-month periods ended September
30, 2001 and 2000. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of MAXXAM Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented separately herein), and in our report dated March 27, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                             ARTHUR ANDERSEN LLP

Houston, Texas
November 12, 2001

                          MAXXAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                        SEPTEMBER 30, DECEMBER 31,
                                                                                             2001         2000
                                                                                        ------------- -------------
                                                                                         (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents........................................................... $      315.2  $      353.2
   Marketable securities and other investments.........................................        148.3          44.6
   Receivables:
      Trade, net of allowance for doubtful accounts of $5.7 and $6.4, respectively.....        164.3         202.3
      Other............................................................................        161.0         251.6
   Inventories.........................................................................        389.4         451.3
   Prepaid expenses and other current assets...........................................        189.3         203.1
                                                                                        ------------- -------------
        Total current assets...........................................................      1,367.5       1,506.1
Property, plant and equipment, net of accumulated depreciation of $1,093.3 and
   $1,033.0, respectively..............................................................      1,516.3       1,331.3
Timber and timberlands, net of accumulated depletion of $190.8 and $183.8,
   respectively........................................................................        240.2         244.3
Investments in and advances to unconsolidated affiliates...............................         67.6          85.5
Deferred income taxes..................................................................        492.4         553.1
Restricted cash, marketable securities and other investments...........................         98.8         106.3
Long-term receivables and other assets.................................................        763.1         677.4
                                                                                        ------------- -------------
                                                                                        $    4,545.9  $    4,504.0
                                                                                        ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................................................... $      177.5  $      248.7
   Accrued interest....................................................................         38.1          70.1
   Accrued compensation and related benefits...........................................        164.9         180.8
   Other accrued liabilities...........................................................        281.6         313.5
   Payable to affiliates...............................................................         59.2          78.3
   Short-term borrowings and current maturities of long-term debt......................        266.1         100.6
                                                                                        ------------- -------------
        Total current liabilities......................................................        987.4         992.0
Long-term debt, less current maturities................................................      1,696.7       1,882.8
Accrued postretirement medical benefits................................................        660.1         667.4
Other noncurrent liabilities...........................................................        879.5         779.9
                                                                                        ------------- -------------
        Total liabilities..............................................................      4,223.7       4,322.1
                                                                                        ------------- -------------
Commitments and contingencies (see Note 10)
Minority interests.....................................................................        206.0         132.8
Stockholders' equity:
   Preferred stock, $0.50 par value; 12,500,000 shares authorized; Class A $0.05
      Non-Cumulative Participating Convertible Preferred Stock; 669,235 and
      669,355 shares issued, respectively..............................................          0.3           0.3
   Common stock, $0.50 par value; 28,000,000 shares authorized; 10,063,359 shares
      issued...........................................................................          5.0           5.0
   Additional capital..................................................................        225.3         225.3
   Accumulated deficit.................................................................        (16.2)        (68.2)
   Accumulated other comprehensive gain (loss).........................................         17.5          (0.5)
   Treasury stock, at cost (shares held: preferred - 845; common - 3,535,688 and
        3,315,008, respectively).......................................................       (115.7)       (112.8)
                                                                                        ------------- -------------
        Total stockholders' equity.....................................................        116.2          49.1
                                                                                        ------------- -------------
                                                                                        $    4,545.9  $    4,504.0
                                                                                        ============= =============

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                   -----------------------  -----------------------
                                                                      2001         2000        2001        2000
                                                                   -----------  ----------  ----------  -----------
                                                                                      (UNAUDITED)
Net sales:
   Aluminum......................................................  $    430.3   $   545.2   $ 1,357.4   $  1,673.7
   Forest products...............................................        44.8        49.4       142.8        152.7
   Real estate...................................................        20.8        15.7        41.5         34.2
   Racing........................................................         8.2         8.0        23.0         22.4
                                                                   -----------  ----------  ----------  -----------
                                                                        504.1       618.3     1,564.7      1,883.0
                                                                   -----------  ----------  ----------  -----------
Costs and expenses:
   Cost of sales and operations:
      Aluminum...................................................       418.6       445.8     1,061.7      1,393.7
      Forest products............................................        36.9        40.5       119.6        112.3
      Real estate................................................         7.9         7.7        19.4         16.5
      Racing.....................................................         5.7         5.3        15.1         14.1
   Selling, general and administrative expenses..................        39.7        40.6       120.3        118.6
   Aluminum labor settlement.....................................           -        38.5           -         38.5
   Impairment of assets..........................................         0.7        13.0         0.7         13.7
   Depreciation, depletion and amortization......................        28.9        25.5        83.1         75.1
                                                                   -----------  ----------  ----------  -----------
                                                                        538.4       616.9     1,419.9      1,782.5
                                                                   -----------  ----------  ----------  -----------

Operating income (loss)..........................................       (34.3)        1.4       144.8        100.5

Other income (expense):
   Gain on sale of an interest in QAL............................       163.6           -       163.6            -
   Investment, interest and other income (expense), net..........        21.9         5.8        (0.3)        40.3
   Interest expense..............................................       (46.7)      (45.9)     (136.2)      (141.1)
   Amortization of deferred financing costs......................        (1.9)       (1.8)       (6.4)        (5.3)
                                                                   -----------  ----------  ----------  -----------
Income (loss) before income taxes and minority interests.........       102.6       (40.5)      165.5         (5.6)

Credit (provision) for income taxes..............................       (48.3)       16.0       (73.5)         2.2
Minority interests...............................................       (24.9)        7.2       (43.6)        (0.1)
                                                                   -----------  ----------  ----------  -----------
Income (loss) before extraordinary item..........................        29.4       (17.3)       48.4         (3.5)
Extraordinary item:
   Gains on repurchases of debt, net of income tax provision
      of $0.3, $2.0 and $1.3, respectively.......................           -         0.6         3.6          2.0
                                                                   -----------  ----------  ----------  -----------
Net income (loss)................................................  $     29.4   $   (16.7)  $    52.0   $     (1.5)
                                                                   ===========  ==========  ==========  ===========

Basic earnings (loss) per common share:
   Income (loss) before extraordinary item.......................  $     4.09   $   (2.54)  $    6.66   $    (0.50)
   Extraordinary item............................................           -        0.07        0.50         0.28
                                                                   -----------  ----------  ----------  -----------
   Net income (loss).............................................  $     4.09   $   (2.47)  $    7.16   $    (0.22)
                                                                   ===========  ==========  ==========  ===========

Diluted earnings (loss) per common and common equivalent share:
   Income (loss) before extraordinary item.......................  $     4.08   $   (2.54)  $    6.64   $    (0.50)
   Extraordinary item............................................           -        0.07        0.50         0.28
                                                                   -----------  ----------  ----------  -----------
   Net income (loss).............................................  $     4.08   $   (2.47)  $    7.14   $    (0.22)
                                                                   ===========  ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                            -----------------------
                                                                                               2001        2000
                                                                                            ----------  -----------
                                                                                                  (UNAUDITED)
Cash flows from operating activities:
   Net income (loss)......................................................................  $    52.0   $    (1.5)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation, depletion and amortization............................................       83.1         75.1
      Non-cash impairment and restructuring charges.......................................       21.4         17.4
      Extraordinary gains on repurchases of debt, net.....................................       (3.6)        (2.0)
      Net gains on marketable securities..................................................       (8.7)       (19.6)
      Net gains on other asset dispositions...............................................     (169.1)       (39.6)
      Minority interests..................................................................       43.6          0.1
      Amortization of deferred financing costs and discounts on long-term debt............        6.4          5.4
      Equity in earnings of unconsolidated affiliates, net of dividends received..........        4.5         19.9
      Increase (decrease) in cash resulting from changes in:
        Receivables.......................................................................      125.4       (111.1)
        Inventories.......................................................................       49.3         90.3
        Prepaid expenses and other assets.................................................        7.8         17.1
        Accounts payable..................................................................      (43.5)       (18.3)
        Accrued and deferred income taxes.................................................       30.8        (15.7)
        Payable to affiliates and other liabilities.......................................       (2.6)        38.7
        Accrued interest..................................................................      (32.0)       (33.1)
        Long-term assets and long-term liabilities........................................        7.9        (34.0)
      Other...............................................................................       17.5         12.9
                                                                                            ----------  -----------
        Net cash provided by operating activities.........................................      190.2          2.0
                                                                                            ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from dispositions of property and investments.............................      170.4        139.8
   Net purchases of marketable securities and other investments...........................      (94.2)       (17.2)
   Capital expenditures...................................................................     (295.5)      (173.2)
   Restricted cash withdrawals used to acquire timberlands................................          -          0.8
   Other..................................................................................       (0.3)         1.3
                                                                                            ----------  -----------
        Net cash used for investing activities............................................     (219.6)       (48.5)
                                                                                            ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of long-term debt..............................................      132.4          1.9
   Redemptions, repurchases of and principal payments on long-term debt...................      (86.5)       (35.6)
   Borrowings (repayments) under revolving and short term credit facilities...............      (48.8)        19.6
   Incurrence of deferred financing costs.................................................       (5.4)           -
   Redemption of preference stock.........................................................       (5.6)        (2.6)
   Restricted cash withdrawals, net.......................................................        8.2         10.3
   Treasury stock repurchases.............................................................       (2.9)       (12.8)
                                                                                            ----------  -----------
        Net cash used for financing activities............................................       (8.6)       (19.2)
                                                                                            ----------  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.................................................      (38.0)       (65.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................................      353.2        275.7
                                                                                            ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................................  $   315.2   $    210.0
                                                                                            ==========  ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Repurchases of debt using restricted cash..............................................  $       -   $     36.1
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest.............................................  $   168.3   $    174.1
   Income taxes paid, net.................................................................       41.6          9.6
   Increase (decrease) in accounts payable attributable to capital expenditures...........      (29.9)        42.9

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
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2001, and the consolidated results of operations for the three and nine months ended September 30, 2001 and
2000, and the consolidated cash flows for the nine months ended September 30,
2001 and 2000.

      LIQUIDITY
      Near-term Debt Maturities
      Kaiser has significant near-term debt maturities, including $177.4 million
(remaining principal amount outstanding as of October 31, 2001) of its KACC 9
7/8% Senior Notes due February 2002 and $400.0 million of the KACC Senior
Subordinated Notes due February 2003. The KACC Credit Agreement will expire
December 15, 2001, unless it is extended, replaced or renewed. As of October 31,
2001, Kaiser had approximately $190.0 million of cash and cash equivalents. See
Note 9 for a discussion of Kaiser's plans with respect to such near-term debt maturities.

      Cash Flow, Other Than Near-term Debt Maturities
      Kaiser's ability to make payments on, retire or refinance its debt depends on its ability to generate cash in the future. In addition to being impacted by normal operating items, Kaiser's near-term liquidity and cash flows will be negatively affected by the restart of the Gramercy facility, until it reaches its full production level and full efficiency, and net payments for asbestos-related liabilities. For a discussion of these matters, see Notes 3 and
10.

      Absent an improvement in the markets in which Kaiser operates or faster than expected improvement in the operating performance of the Gramercy refinery
(as a result of its completion) and other facilities (as a result of Kaiser's performance improvement initiative), Kaiser's operations and working capital and other commitments (before considering near-term debt maturities), including interest and expected tax payments, the funding of pension, post- retirement medical and net asbestos-related liabilities, capital spending and other previously accrued obligations may cause near-term cash flows to be negative.
Kaiser expects its cash flow in mid-2002 to improve substantially over expected near-term cash flows as a result of the Gramercy alumina refinery reaching its full operating rate and full efficiency, operating improvements resulting from
Kaiser's performance improvement initiative and as certain of its other previously accrued, non-recurring, near-term obligations are satisfied. However, such changes are subject to prevailing market and economic conditions and, as such, no assurances can be given in this regard.

      Possible Year-End Financial Statement Item
      The assets of the Company's pension plans, like numerous other companies'
plans, are, to a substantial degree, invested in the capital markets and managed by a third party. Given the year-to-date performance of the stock market, it is likely that, barring a material improvement in the stock market during the fourth quarter of 2001, the Company will be required to reflect a significant additional minimum pension liability in its year-end financial statements as a result of a decline in the value of the assets held by the Company's pension plans. Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase in pension liability and an offsetting charge to stockholders' equity (net of income tax) through comprehensive income (rather than net income). The ultimate amount of such additional adjustment cannot be determined until year-end 2001. However, based on stock market performance through September 30, 2001, the Company estimates that such amount could be in the $25.0 million to $50.0 million range. Substantially all of the amount is expected to be attributable to Kaiser's pension plan. The Company also anticipates that the decline in the value of the pension plans' assets will unfavorably impact pension costs reflected in its 2002 operating results. However, absent a decision by the Company to increase its contributions to the pension plans as a result of the recent asset performance, such asset performance is not expected to have a material impact on the Company's near-term liquidity as pension funding requirements generally allow for such impacts to be spread over multiple years. Increases in post-2002 pension funding requirements could occur, however, if capital market performance in future periods does not more closely approximate the long-term rate of return assumed by the Company, and the amount of such increases could be material.

      COMPREHENSIVE INCOME (LOSS)
      The following table sets forth comprehensive income (loss) (in millions).

                                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                                          -------------------  --------------------
                                                                            2001       2000      2001       2000
                                                                          ---------  --------  ---------  ---------

Net income (loss)........................................................ $   29.4   $(16.7)   $   52.0   $  (1.5)
Cumulative effect of accounting change, net of income tax provision
   of $0.3...............................................................        -         -        1.1          -
Unrealized net gains on derivative instruments arising during the period,
   net of income tax provision of $13.1 and $10.4, respectively..........     22.4         -       17.8          -
Less reclassification adjustment for realized net gains on derivative instruments included in net income (loss), net of income tax
   provision of $0.0 and $0.6, respectively..............................     (0.2)        -       (1.8)         -
Change in value of available-for-sale investments, net of income tax
   provision of $0.4, $0.0, $0.6 and $0.0, respectively..................      0.7       0.6        0.9        0.6
                                                                          ---------  --------  ---------  ---------
Comprehensive income (loss).............................................. $   52.3   $ (16.1)  $   70.0   $   (0.9)
                                                                          =========  ========  =========  =========

      DERIVATIVE FINANCIAL INSTRUMENTS
      Kaiser utilizes derivative financial instruments primarily to mitigate its exposure to changes in prices for certain of the products which Kaiser sells and consumes and, to a lesser extent, to mitigate its exposure to changes in foreign currency exchange rates. Kaiser does not utilize derivative financial instruments for trading or other speculative purposes. Kaiser's hedging activities are initiated within guidelines established by management and approved by Kaiser's Board of Directors. Hedging transactions are executed centrally on behalf of all of Kaiser's business segments to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors. See also Note 12.

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
133, these changes are recorded as an increase or reduction in stockholders'
equity through either other comprehensive income or net income, depending on the facts and circumstances with respect to the hedge and its documentation. To the extent that changes in the market values of Kaiser's hedging positions are initially recorded in other comprehensive income, such changes are reversed from other comprehensive income (offset by any fluctuations in other "open"
positions) and are recorded in net income (included in net sales or cost of sales and operations, as applicable) when the subsequent physical transactions occur. Additionally, under SFAS No. 133, if the level of physical transactions ever falls below the net exposure hedged, "hedge" accounting must be terminated for such "excess" hedges. In such an instance, the mark-to-market changes on such excess hedges would be recorded in the income statement rather than in other comprehensive income. This did not occur in the first nine months of 2001.

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

      SFAS No. 133 requires that, as of the date of initial adoption, the difference between the market value of derivative instruments recorded on the
Company's consolidated balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Based on authoritative accounting literature issued during the first quarter of 2001, it was determined that all of the cumulative impact of adopting SFAS No. 133 should be recorded in other comprehensive income. Based on the applicable prices and exchange rates in effect at the adoption date, a pre-tax charge of approximately $1.3 million is expected to be reclassified from accumulated other comprehensive income to net income during 2001.

      NEW ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board issued SFAS Nos.
141 and 142. SFAS No. 141 requires all business combinations initiated after
June 30, 2001, to be accounted for using the purchase method. Under SFAS No.
142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The provisions of SFAS No. 142 apply to all business combinations initiated after
June 30, 2001, and are required to be implemented effective January 1, 2002. The
Company does not expect adoption of these standards to have a material impact on its results of operations and financial position.

      In August 2001, the Financial Accounting Standards Board issued SFAS No.
143 which addresses accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The Company is required to adopt SFAS No. 143 beginning on January 1, 2003. Management is assessing the impact of the standard on its results of operations and financial position.

2.    SEGMENT INFORMATION

      The following table presents unaudited financial information by reportable segment (in millions).

                                                FOREST         REAL          RACING                   CONSOLIDATED
                                 ALUMINUM      PRODUCTS       ESTATE       OPERATIONS     CORPORATE       TOTAL
                               ------------  ------------- -------------  ------------  ------------  -------------
Net sales to unaffiliated
   customers for the three
   months ended:
      September 30, 2001.....  $     430.3   $       44.8  $       20.8   $       8.2   $         -   $      504.1
      September 30, 2000.....        545.2           49.4          15.7           8.0             -          618.3

Operating income (loss) for
   the three months ended:
      September 30, 2001.....        (34.7)          (1.9)          4.7          (0.3)         (2.1)         (34.3)
      September 30, 2000.....          4.3            0.1           0.8           0.5          (4.3)           1.4

Depreciation, depletion and
   amortization for the
   three months ended:
      September 30, 2001.....         21.7            4.2           2.5           0.4           0.1           28.9
      September 30, 2000.....         18.3            5.3           1.4           0.4           0.1           25.5

Net sales to unaffiliated
   customers for the nine
   months ended:
      September 30, 2001.....      1,357.4          142.8          41.5          23.0             -        1,564.7
      September 30, 2000.....      1,673.7          152.7          34.2          22.4             -        1,883.0

Operating income (loss) for the
   nine months ended:
      September 30, 2001.....        156.1           (5.4)          1.3           0.7          (7.9)         144.8
      September 30, 2000.....         95.7           14.5          (1.3)          2.0         (10.4)         100.5

Depreciation, depletion and
   amortization for the nine
   months ended:
      September 30, 2001.....         62.2           14.4           5.1           1.1           0.3           83.1
      September 30, 2000.....         54.5           14.8           4.3           1.1           0.4           75.1

Total assets as of:
      September 30, 2001.....      3,318.4          606.7         296.3          43.1         281.4        4,545.9
      December 31, 2000......      3,292.5          726.3         165.4          40.8         279.0        4,504.0

      Operating income (loss) in the column entitled "Corporate" represents general and administrative expenses not directly attributable to the reportable segments. This column also serves to reconcile the total of the reportable segments' amounts to totals in the Company's consolidated financial statements.

      NON-RECURRING ITEMS

      Aluminum
      The aluminum segment's operating income for the three and nine months ended September 30, 2001 and 2000 includes the impact of certain non-recurring items included in cost of sales and operations - aluminum, as shown in the following table (in millions).

                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                               -------------------------    -----------------------
                                                                   2001         2000           2001        2000
                                                               ------------  -----------    ----------  -----------
Net gains on power sales (Note 4)............................  $       6.5   $     40.5     $   229.2   $     56.3
Gramercy related items (Note 3)..............................            -        (11.5)            -        (11.5)
Restructuring charges........................................        (24.5)        (5.1)        (27.0)        (8.6)
Contractual labor costs related to smelter
     curtailment (Note 4)....................................         (3.3)           -          (3.3)           -
Impairment charges...........................................            -        (13.0)            -        (13.7)
                                                               ------------  -----------    ----------  -----------
                                                               $     (21.3)  $     10.9     $   198.9   $     22.5
                                                               ============  ===========    ==========  ===========

      In May 2001, Kaiser announced that it had launched a performance improvement initiative designed to increase operating cash flow, generate cash benefits and improve Kaiser's financial flexibility. During the third quarter of
2001, these initiatives resulted in restructuring charges totaling $14.1 million for employee benefit and related costs for a group of approximately 125 salaried job eliminations. As of September 30, 2001, approximately half of the positions had been eliminated. It is anticipated that the remaining job eliminations will occur during the fourth quarter of 2001 or the first quarter of 2002.
Approximately $4.0 million of the costs are cash costs to be incurred over the next several quarters. The balance are benefit costs that will be funded over longer periods. The program also resulted in a third quarter 2001 inventory charge of $5.6 million (see Note 7). In addition, third party costs of $7.3 million (of which $4.8 million was recorded in the third quarter) were incurred in connection with the program. Additional cash and non-cash charges may be required in the future as the program continues. Such additional charges could be material.

      As of September 30, 2001, substantially all of the previous job eliminations associated with the 2000 primary aluminum and corporate business units efficiency initiatives have occurred.

      See Note 2 to Consolidated Financial Statements in the Form 10-K for the
year ended December 31, 2000, for discussions of incremental maintenance spending and impairment charges associated with line exits in 2000.

      The aluminum segment's income before income taxes and minority interests for the three and nine months ended September 30, 2001 and 2000, include the net impact of certain non-recurring amounts included in investment, interest and other income (expense), net, as shown in the following table (in millions):

                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                               -------------------------    -----------------------
                                                                   2001         2000           2001        2000
                                                               ------------  -----------    ----------  -----------
Mark-to-market gains (Notes 1 and 12)........................  $      13.9   $      0.9     $    32.3   $      9.6
Asbestos-related charges (Note 10)...........................            -        (43.0)        (53.3)       (43.0)
Gains on sale of real estate.................................          5.7         22.0           5.7         22.0
Adjustment to environmental liabilities......................         (1.0)           -          (9.0)           -
Lease obligation adjustment..................................            -         17.0             -         17.0
All other, net...............................................         (2.3)        (1.8)         (3.8)        (6.9)
                                                               ------------  -----------    ----------  -----------
                                                               $      16.3   $     (4.9)    $   (28.1)  $     (1.3)
                                                               ============  ===========    ==========  ===========

      As part of its ongoing initiatives to generate cash benefits, Kaiser sold certain non-operating real estate during the third quarter of 2001 for net proceeds totaling approximately $6.7 million, resulting in a gain of $5.7 million.

      During the quarter and nine-month periods ended September 30, 2001, Kaiser recorded adjustments to environmental liabilities of $1.0 million and $9.0 million, respectively, as a result of its ongoing assessment of the estimated costs reasonably expected to be incurred to remediate non-operating properties.
See Note 10 for additional information regarding environmental contingencies.

      See Note 1 of Notes to Consolidated Financial Statements in the Form 10-K
for the year ended December 31, 2000, for discussion of gains on sale of real estate and the lease obligation adjustment recorded in 2000.

      Forest Products
      As a result of management's ongoing evaluation of operations due to declines in harvest levels, increased logging costs, and continued difficulty obtaining approval of timber harvest plans, two of the Company's sawmills have been idled. In connection with the shut-down of one of these two mills, the
Company recorded a charge to operating costs of $0.7 million to write-down the assets to estimated fair value. Further reductions or curtailments in sawmill or other operations may occur during the next year as MGI completes its evaluation process, and additional potentially significant writedowns of the investment in certain assets may be required.

      Real Estate
      The real estate segment's investment, interest and other income (expense)
includes the following (in millions):

                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                               -------------------------    -----------------------
                                                                   2001         2000           2001        2000
                                                               ------------  -----------    ----------  -----------
Equity in earnings from real estate joint ventures...........  $       0.8   $      0.9     $     3.8   $     7.0
                                                               ============  ===========    ==========  ===========

3.    INCIDENT AT GRAMERCY FACILITY

      Production at Kaiser's Gramercy, Louisiana, alumina refinery, which had been curtailed since July 1999 as a result of an explosion in the digestion area of the plant, re-commenced during the middle of December 2000. Construction at the facility was substantially completed during the third quarter of 2001. The plant operated at approximately 78% of its newly-rated estimated annual capacity of 1,250,000 tons during the third quarter of 2001. Subsequent to September 30,
2001, the plant has regularly operated at a rate equal to or greater than 90% of its newly-rated estimated capacity. Based on current estimates, the facility is expected to reach its full operating rate and full efficiency by the end of 2001 or early 2002.

      During the quarter and nine-month periods ended September 30, 2001, abnormal Gramercy-related start-up costs totaled approximately $13.9 million and
$54.9 million, respectively. These abnormal costs resulted from operating the plant in an interim mode pending the completion of construction. Kaiser's future operating results will continue to be adversely affected until the Gramercy plant is operating at its intended production rate and at full efficiency.

      As of September 30, 2001, Kaiser had collected $304.5 million of insurance recoveries related to the property damage, business interruption and clean-up and site preparation aspects of the Gramercy incident. During July 2001, Kaiser and its insurers reached a global settlement agreement in respect of all of
Kaiser's business interruption and property damage claims under which Kaiser:
(a) received an additional $35.0 million during the third quarter of 2001 related to losses/costs incurred prior to June 30, 2001; and (b) will receive an agreed allocation from any recoveries that may result from joint actions against certain third parties. As a result of the settlement, Kaiser recognized $15.2 million of additional insurance benefit (as a reduction of cost of sales and operations) in the second quarter of 2001. In October 2001, settlements were reached in certain (but not all) of the joint actions by Kaiser and its insurers. Under the terms of the joint action agreement, as well as the prior agreement between Kaiser and its insurers, Kaiser will receive an additional, approximately $30.0 million, during the fourth quarter of 2001, in respect of its share of third quarter 2001 and prior period costs from the Gramercy incident. Accordingly, Kaiser recorded $21.4 million of additional insurance benefit (as a reduction of cost of sales and operations) during the third quarter of 2001 after deducting offsetting costs and receivable amounts.
Additional recoveries may result from the remaining joint actions. However,
Kaiser cannot predict the likelihood or timing of any such incremental recoveries.

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

4.    PACIFIC NORTHWEST POWER SALES AND OPERATING LEVEL

      POWER SALES
      During the first six months of 2001, Kaiser, in a series of transactions, sold a substantial majority of the remaining power available for its Northwest smelters that it had under contract through September 2001 and recorded net pre-tax gains of approximately $222.7 million. The gains were net of approximately $33.0 million of employee-related expenses and other fixed or incremental costs associated with the continuing curtailment of its Northwest smelters. During the third quarter of 2001, Kaiser sold the remaining Northwest power that it had under contract resulting in net pre-tax gains of approximately
$6.5 million which have been recorded in cost of sales-aluminum operations (see
Note 2). Approximately $321.0 million of proceeds from the power sales were received in the first nine months of 2001 ($88.0 million related to 2000 power sales and the balance related to 2001 power sales). The balance of the proceeds from sales of power (approximately $26.5 million) will be received during the fourth quarter of 2001.

      FUTURE POWER SUPPLY AND ITS IMPACT ON FUTURE OPERATING RATE
      During October 2000, Kaiser signed a new power contract with the BPA under which the BPA, starting October 1, 2001, is to provide Kaiser's operations in the State of Washington with approximately 290 megawatts of power through
September 2006. The contract will provide Kaiser with sufficient power to fully operate Kaiser's Trentwood facility (which requires up to an approximate 40 megawatts) as well as approximately 40% of the combined capacity of Kaiser's
Mead and Tacoma aluminum smelting operations. The BPA has announced that it currently intends to set rates under the contract in six month increments. The rate for the initial period (from October 1, 2001 through March 31, 2002) was announced by the BPA in June 2001 and is approximately 46% higher than power costs under the prior contract. Kaiser cannot predict what rates will be charged in future periods. Such rates will be dependent on such factors as the availability of and demand for electrical power, which are largely dependent on weather, the price for alternative fuels, particularly natural gas, as well as general and regional economic and ecological factors. The contract also includes a take-or-pay requirement and clauses under which Kaiser's power allocation could be curtailed, or its costs increased, in certain instances. Under the contract, Kaiser can only remarket its power allocation to reduce or eliminate take-or-pay requirements. Kaiser is not entitled to receive any profits from any such remarketing efforts. During October 2001, Kaiser and the BPA reached an agreement whereby: (a) Kaiser retained its rights to restart its smelter operations at any time; (b) Kaiser would not be obligated to pay for potential take-or-pay obligations in the first year of the contract; and (c) in return for the foregoing, Kaiser granted the BPA certain limited power interruption rights in the first year of the contract if Kaiser is operating its Northwest smelters.
The BPA and Kaiser separately agreed that capital spending in respect of the
Gramercy refinery was consistent with the contractual provisions of the prior contract with respect to the use of power sale proceeds.

      Subject to the limited interruption rights granted to the BPA (described above), Kaiser has sufficient power under contract, and retains the ability, to restart up to 40% (4.75 potlines) of its Northwest smelting capacity. Were
Kaiser to want to restart additional capacity (in excess of 4.75 potlines), it would have to purchase additional power from the BPA or other suppliers. For
Kaiser to make such a decision, it would have to be able to purchase such power at a reasonable price in relation to current and expected market conditions for a sufficient term to justify its restart costs. Given recent primary aluminum prices and the forward price of power in the Northwest, it is unlikely that
Kaiser would operate more than a portion of its Northwest smelting capacity in the near future. Were Kaiser to restart all or a portion of its Northwest smelting capacity, it would take between three to six months to reach the full operating rate for such operations, depending upon the number of lines restarted. Even after achieving the full operating rate, operating only a portion of the Northwest capacity would result in production/cost inefficiencies such that operating results would, at best, be breakeven to modestly negative at long-term primary aluminum prices. However, operating at such a reduced rate could, depending on prevailing economics, result in improved cash flows as opposed to remaining curtailed and incurring the Company's fixed and continuing labor and other costs. This is because Kaiser is contractually liable for certain severance, supplemental unemployment benefits and early retirement benefits for laid-off workers under Kaiser's contract with the USWA during periods of curtailment. As of September 30, 2001, all such contractual compensation costs have been accrued for all USWA workers in excess of those expected to be required to run the Northwest smelters at a rate up to the above stated 40% smelter operating rate. These costs are expected to be incurred periodically through September 2002. Costs associated with the USWA workers that
Kaiser estimates would be required to operate the smelters at an operating rate of up to 40% have been accrued through December 31, 2001, as Kaiser does not currently expect to restart the Northwest smelters prior to that date given recent prices for primary aluminum. If Kaiser does not restart and begin operating the smelters at an operating rate of up to 40% beginning January 2002, it could become liable for additional supplemental unemployment benefits for these workers. Additionally, if such workers are not recalled prior to early
2003, Kaiser could become liable for additional early retirement costs. Such costs could be significant and would adversely impact the Company's consolidated operating results and liquidity.

5.    ACQUISITION/DISPOSITION OF ASSETS

      ALUMINUM OPERATIONS
      In September 2001, Kaiser sold an approximate 8.3% interest in QAL and recorded a pre-tax gain of approximately $163.6 million. The total value of the transaction was approximately $189.0 million, consisting of a cash payment of approximately $159.0 million plus the purchaser's assumption of approximately
$30.0 million of off-balance sheet QAL indebtedness currently guaranteed by
Kaiser. As a result of the transaction, Kaiser now owns a 20% interest in QAL.

      QAL, which is located in Queensland, Australia, owns one of the largest and most competitive alumina refineries in the world. Kaiser's share of QAL's production for the first eight months of 2001 and for the year 2000 was approximately 668,000 tons and 1,064,000 tons, respectively. Had the sale of the
QAL interest been effective as of the beginning of 2000, Kaiser's share of QAL's production for the first nine months of 2001 and for the year 2000 would have been reduced by approximately 196,000 tons and 312,000 tons, respectively.
Historically, Kaiser has sold about half of its share of QAL's production to third parties and has used the remainder to supply its Northwest smelters, which are temporarily curtailed (see Note 4). The reduction in Kaiser's alumina supply associated with this transaction is expected to be substantially offset by the expected return of its Gramercy alumina refinery to full operations by the end of 2001 or early 2002 at a higher capacity and, as recently announced, by planned increases in capacity at its Alpart alumina refinery in Jamaica. The QAL transaction is not expected to have an adverse impact on Kaiser's ability to satisfy existing third-party alumina customer contracts.

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

                                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                                           2001           2000
                                                                                       ------------- --------------
Current assets:
   Cash and cash equivalents:
      Amounts held in connection with the extension of the KACC Credit Agreement.....  $       79.5  $           -
      Amounts held as security for short positions in marketable securities..........             -           30.9
      Other restricted cash and cash equivalents.....................................          22.0           36.7
                                                                                       ------------- --------------
                                                                                              101.5           67.6
                                                                                       ------------- --------------
   Marketable securities, restricted:
      Amounts held in SAR Account....................................................          17.1           16.3
                                                                                       ------------- --------------

Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account.......................................................         137.0          144.4
   Other amounts restricted under the Timber Notes Indenture.........................           2.8            2.9
   Other long-term restricted cash...................................................          10.9           11.7
   Less: Amounts attributable to Timber Notes held in SAR Account....................         (51.9)         (52.7)
                                                                                       ------------- --------------
                                                                                               98.8          106.3
                                                                                       ------------- --------------

Total restricted cash, marketable securities and other investments...................  $      217.4  $       190.2
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

                                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                                            2001             2000
                                                                                        -------------   --------------
Investment in Equity Fund Partnership:
   Restricted........................................................................   $       10.6    $        10.1
   Unrestricted......................................................................          130.0               -
                                                                                        -------------   --------------
                                                                                        $      140.6    $        10.1
                                                                                        =============   ==============

Percentage of ownership held.........................................................           40.7%            10.8%
                                                                                        =============   ==============

7.    INVENTORIES

      Inventories consist of the following (in millions):

                                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                                           2001           2000
                                                                                      -------------- --------------
Aluminum operations:
   FINISHED FABRICATED PRODUCTS...................................................... $        47.3  $        54.6
   PRIMARY ALUMINUM AND WORK IN PROCESS..............................................          87.5          126.9
   BAUXITE AND ALUMINA...............................................................          93.2           88.6
   OPERATING SUPPLIES AND REPAIR AND MAINTENANCE PARTS...............................         105.1          126.1
                                                                                      -------------- --------------
                                                                                              333.1          396.2
                                                                                      -------------- --------------
FOREST PRODUCTS OPERATIONS:
   LUMBER............................................................................          32.9           34.0
   LOGS..............................................................................          23.4           21.1
                                                                                      -------------- --------------
                                                                                               56.3           55.1
                                                                                      -------------- --------------
                                                                                      $       389.4  $       451.3
                                                                                      ============== ==============

      Substantially all product inventories are stated at last-in, first-out
(LIFO) cost, not in excess of market.  Replacement cost is not in excess of
LIFO cost.

      Kaiser's inventories at September 30, 2001, have been reduced by (a) a
$5.6 million charge (in cost of sales and operations - aluminum - see Note 2) to write-down certain excess operating supplies and repair and maintenance parts that will be sold, rather than used in production, as part of Kaiser's performance improvement initiative to generate one- time cash and (b) $5.0 million LIFO inventory charges (in cost of sales and operations - aluminum) as reductions of inventory volumes in inventory layers with higher costs than current market prices. Additional LIFO charges in future periods are possible.

8.    SHORT-TERM BORROWINGS

      On August 14, 2001, the Pacific Lumber Credit Agreement was renewed. The new facility provides for a $50.0 million two-year revolving line of credit as compared to a $60.0 million line of credit under the expired facility. On each anniversary date, and subject to the consent of the lender, the Pacific Lumber
Credit Agreement may be extended by one year. The other terms and conditions are substantially the same as those under the expired facility. At September 30,
2001, $18.0 million of borrowings and $11.5 million of letters of credit were outstanding under the Pacific Lumber Credit Agreement. Unused availability was limited to $14.8 million at September 30, 2001.

      The Company repaid $7.7 million of borrowings outstanding under the
Custodial Trust Agreement on October 22, 2001, the maturity date. The Company did not renew this short-term borrowing facility.

9.    LONG-TERM DEBT

      Long-term debt consists of the following (in millions):

                                                                                        SEPTEMBER 30, December 31,
                                                                                            2001          2000
                                                                                        ------------- ------------
KACC Credit Agreement.................................................................  $          -  $      30.4
9 7/8% KACC Senior Notes due February 15, 2002, net of discount.......................         206.2        224.8
10 7/8% KACC Senior Notes due October 15, 2006, including premium.....................         225.5        225.5
12 3/4% KACC Senior Subordinated Notes due February 1, 2003...........................         400.0        400.0
Alpart CARIFA Loans...................................................................          22.0         56.0
Other aluminum operations debt........................................................          51.4         52.7
12% MGHI Notes due August 1, 2003.....................................................          88.2        118.8
6.55% Scotia LLC Timber Notes due July 20, 2028.......................................         120.3        136.7
7.11% Scotia LLC Timber Notes due July 20, 2028.......................................         243.2        243.2
7.71% Scotia LLC Timber Notes due July 20, 2028.......................................         463.3        463.3
7.56% Lakepointe Notes (see Note 5)...................................................         122.2            -
Other notes and contracts, primarily secured by receivables, buildings, real estate
   and equipment......................................................................          49.9         41.5
                                                                                        ------------- ------------
                                                                                             1,992.2      1,992.9
      Less: current maturities........................................................        (237.8)       (50.2)
           Timber Notes held in SAR Account...........................................         (57.7)       (59.9)
                                                                                        ------------- ------------
                                                                                        $    1,696.7  $   1,882.8
                                                                                        ============= ============

      The amount attributable to the Timber Notes held in the SAR Account of
$51.9 million reflected in Note 6 above represents the amount paid to acquire
$57.7 million of principal amount of Timber Notes.

      CURRENT MATURITIES AND LIQUIDITY
      The KACC Credit Agreement provides a secured, revolving line of credit. In
October 2001, the expiration date of the KACC Credit Agreement was extended from
November 2, 2001 to December 15, 2001. The extension provides Kaiser with additional flexibility while it continues its ongoing work on a longer-term solution for near-term debt maturities. Kaiser is able to utilize the KACC Credit
Agreement by means of revolving credit advances or letters of credit (up to
$125.0 million) in an aggregate amount equal to the lesser of $300.0 million or a borrowing base relating to eligible accounts receivable and eligible inventory. At September 30, 2001, $184.8 million (of which $95.4 million could have been used for letters of credit) was available to Kaiser under the KACC
Credit Agreement, and no amounts were outstanding under the revolving credit facility. Interest on any outstanding amounts bears a spread (which varies based on the results of a financial test) over either a base rate or LIBOR, at
Kaiser's option. Kaiser typically chooses base rate based borrowings for shorter term KACC Credit Agreement uses and LIBOR based loans for more extended KACC
Credit Agreement uses. The average interest rate on loans outstanding under the
KACC Credit Agreement during the first nine months of 2001 was approximately 10%
per annum. As of October 31, 2001, there were no revolving credit borrowings outstanding under the KACC Credit Agreement. At October 31, 2001, outstanding letters of credit were approximately $28.4 million.

      Kaiser intends to extend, replace or renew the KACC Credit Agreement prior to its expiration. However, in order for the KACC Credit Agreement to be extended, on a short-term basis, beyond December 2001, Kaiser will have to have a demonstrable way to retire the remaining amount of KACC 9 7/8% Senior Notes
($177.4 principal amount as of October 31, 2001), due February 2002. For the
KACC Credit Agreement to be extended past February 2003, both the KACC 9 7/8%
Senior Notes and the $400.0 million of 12 3/4% KACC Senior Subordinated Notes will have to be retired and/or refinanced. It is possible that Kaiser may use a portion of the availability under the KACC Credit Agreement (or any extension, replacement or renewal thereof) together with other cash resources used to retire the KACC 9 7/8% Senior Notes. As of September 30, 2001, Kaiser had
purchased $18.8 million of the KACC 9 7/8% Senior Notes. The net gain from the purchase of the notes was less than $0.1 million. As of October 31, 2001, Kaiser had purchased $47.6 million of the KACC 9 7/8% Senior Notes at a modest net gain. As of October 31, 2001, Kaiser had approval from the KACC Credit Agreement lenders to spend up to an aggregate of $100.0 million to purchase the KACC 9
7/8% Senior Notes.

      Kaiser is working with financial advisors to review its options for addressing its near-term debt maturities and its overall capital structure.
While Kaiser believes it will be successful in addressing its near-term debt maturities and overall capital structure, no assurances in this regard can be given. While Kaiser continues to consider potential asset transactions (beyond the September 2001 sale of an 8.3% interest in QAL), Kaiser intends to pursue only those transactions that would create long-term value through strategic positioning and/or the generation of acceptable levels of earnings or cash.
Kaiser cannot predict if any such transactions will materialize.

      In connection with the above-mentioned extension of the KACC Credit
Agreement, Kaiser has agreed to hold half (approximately $79.5 million) of the proceeds received from the sale of an 8.3% interest in QAL (see Note 5) in a separate bank account until the earlier of (1) lender approval, (2) December 15,
2001, or (3) renewal or further extension of the KACC Credit Agreement.

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

      Based on Kaiser's evaluation of these and other environmental matters,
Kaiser has established environmental accruals, primarily related to potential solid waste disposal and soil and groundwater remediation matters. During the third quarter and nine-month periods ended September 30, 2001, Kaiser's ongoing assessment process resulted in Kaiser recording charges of $1.0 million and $9.0 million, respectively, to increase its environmental accrual. Additionally,
Kaiser's environmental accruals were increased during the nine months ended
September 30, 2001, by approximately $6.0 million in connection with the purchase of certain property. At September 30, 2001, the balance of Kaiser's accruals for these and other matters, which are primarily included in other noncurrent liabilities, totaled $58.7 million. These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and Kaiser's assessment of the likely remediation actions to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $4.0 million to $13.0 million for the years 2001 through 2005 and an aggregate of approximately $24.0 million thereafter.

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

      The following table presents the changes in the number of such claims pending for the nine months ended September 30, 2001 and the year ended December
31, 2000.

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          2001           2000
                                                                                      -------------  ------------
Number of claims at beginning of period..............................................      110,800       100,000
Claims received......................................................................       27,300        30,600
Claims settled or dismissed..........................................................      (25,700)      (19,800)
                                                                                      -------------  ------------
Number of claims at end of period....................................................      112,400       110,800
                                                                                      =============  ============
Number of claims at end of period (included above) covered by agreements under
   which Kaiser expects to settle over an extended period............................       72,900        66,900
                                                                                      =============  ============

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

      Kaiser believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although Kaiser has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements, and disputes with certain carriers exist. The timing and amount of future recoveries from these and other insurance carriers will depend on the pace of claims review and processing by such carriers and on the resolution of any disputes regarding coverage under such policies. Kaiser believes that substantial recoveries from the insurance carriers are probable. Kaiser reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller Ehrman White &
McAuliffe LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. During 2000, Kaiser filed suit against a group of its insurers, after negotiations with certain of the insurers regarding an agreement covering both reimbursement amounts and the timing of reimbursement payments were unsuccessful. During October 2001, the court ruled favorably on a number of issues. The rulings did not result in any change to Kaiser's estimates of its current or future asbestos-related insurance recoveries. Additional issues may be heard by the court from time to time. Given the significance of expected asbestos-related payments in 2001 and 2002 based on settlement agreements in place at September 30, 2001, the receipt of timely and appropriate reimbursements from such insurers is critical to Kaiser's liquidity.

      The following tables present historical information regarding Kaiser's asbestos-related balances and cash flows (in millions):

                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                     2001               2000
                                                                                ---------------   -----------------
Liability (current portion of $130.0 in both periods)...........................$        633.1    $          492.4
Receivable (included in long-term receivables and other assets)(1)..............        (501.1)             (406.3)
                                                                                ---------------   -----------------
                                                                                $        132.0    $           86.1
                                                                                ===============   =================

---------------
(1)   The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. As of September 30, 2001, and December 31,
      2000, $25.6 million and $36.9 million, respectively, of the receivable amounts relate to costs paid by Kaiser. The remaining receivable amounts relate to costs that are expected to be paid by Kaiser in the future. No assurances can be given that Kaiser will be able to project similar recovery percentages for additional asbestos-related liabilities recognized in future periods or that the amounts related to any such additional asbestos-related liabilities will not ultimately exceed
      Kaiser's aggregate insurance coverage.

                                                                                   NINE MONTHS    INCEPTION
                                                                                      ENDED           TO
                                                                                  SEPTEMBER 30,  SEPTEMBER 30,
                                                                                      2001           2001
                                                                                  -------------  -------------
Payments made, including related legal costs....................................  $      86.9   $     307.4
Insurance recoveries............................................................        (77.3)       (208.6)
                                                                                  -------------  -------------
                                                                                  $       9.6   $      98.8
                                                                                  =============  =============

                                                         2001 AND 2002        2003 TO 2005          THEREAFTER
                                                      -------------------  -------------------  -------------------
Expected annual payment amounts, before
   considering insurance recoveries...................  $125.0 - $150.0       $50.0 - $75.0           $290.0

      Kaiser's management continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from Kaiser's underlying assumptions. This process resulted in Kaiser recording charges of $53.3 million (included in investment, interest and other income
(expense), see Note 2) in the nine months ended September 30, 2001, for asbestos-related claims, net of expected insurance recoveries, based on recent cost and other trends experienced by Kaiser and other companies. While uncertainties are inherent in the final outcome of these asbestos matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that will be received, management believes that, based on the factors discussed in the preceding paragraphs, the resolution of asbestos-related uncertainties and the incurrence of asbestos-related costs net of related insurance recoveries should not have a material adverse effect on
Kaiser's consolidated financial position or liquidity. However, as Kaiser's estimates are periodically re-evaluated, additional charges may be necessary and such charges could be material to the results of the period in which they are recorded.

      Labor Matters
      In connection with the USWA strike and subsequent lock-out by Kaiser, which was settled in September 2000, certain allegations of ULPs were filed with the NLRB by the USWA. Kaiser responded to all such allegations and believes that they were without merit. Twenty-two of twenty-four allegations of ULPs previously brought against Kaiser by the USWA have been dismissed. A trial before an administrative law judge for the two remaining allegations concluded in September 2001. Legal briefs must still be filed by all parties. A decision is not expected until sometime after the first quarter of 2002. Any outcome from the trial before the administrative law judge would be subject to additional appeals by the general counsel of the NLRB, the USWA or Kaiser. This process could take months or years. If these proceedings eventually result in a final ruling against Kaiser with respect to either allegation, it could be obligated to provide back pay to USWA members at the five plants for an approximate twenty-month period (plus interest and minus any wages the USWA workers earned during the twenty-month period). Such amounts could be material. However, Kaiser continues to believe that the charges are without merit. While uncertainties are inherent in matters such as this and it is presently impossible to determine the actual costs, if any, that may ultimately arise in connection with this matter,
Kaiser does not believe that the outcome of this matter will have a material adverse impact on Kaiser's liquidity or financial position. However, amounts paid, if any, in satisfaction of this matter could be significant to the results of the period in which they are recorded.

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

      Since the consummation of the Headwaters Agreement on March 1, 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies have thus far failed to approve THPs in a timely manner. The rate of approvals of THPs during the nine months ended September 30, 2001, has improved over that for the prior year; however, it continues to be below what the Company requires to meet its targeted harvest levels under the SYP. Nevertheless, the Company anticipates that once the Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs, or carrying out certain other operations. On January 28, 1997, the ERF lawsuit was filed. This action alleges that Pacific Lumber has discharged pollutants into federal waterways, and seeks to enjoin these activities, remediation, civil penalties of up to $25,000 per day for each violation, and other damages. This case was dismissed by the District Court on
August 19, 1999, but the dismissal was reversed by the U.S. Ninth Circuit Court of Appeals on October 30, 2000, and the case was remanded to the District Court, but no further proceedings have occurred.

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

      OTS CONTINGENCY AND RELATED MATTERS
      On December 26, 1995, the OTS initiated the OTS action against the Company and others by filing the Notice. The Notice alleged, among other things, misconduct by the Respondents with respect to the failure of USAT, a wholly owned subsidiary of UFG. At the time of receivership, the Company owned approximately 13% of the voting stock of UFG. The Notice claimed, among other things, that the Company was a savings and loan holding company, that with others it controlled USAT, and that, as a result of such status, it was obligated to maintain the net worth of USAT. The Notice made numerous other allegations against the Company and the other Respondents, including that through USAT it was involved in prohibited transactions with Drexel Burnham
Lambert Inc. The hearing on the merits of this matter commenced on September 22,
1997 and concluded on March 1, 1999. On February 10, 1999, the OTS and FDIC
settled with all of the Respondents (except Mr. Charles Hurwitz (Chairman and
Chief Executive Officer of the Company), the Company and Federated) for $1.0
million and limited cease and desist orders.

      Post hearing briefing concluded on January 31, 2000. In its post-hearing brief, the OTS claimed, among other things, that the remaining Respondents, Mr.
Hurwitz, the Company and Federated, were jointly and severally liable to pay either $821.3 million in restitution or reimbursement of $362.6 million for alleged unjust enrichment. The OTS also claimed that each remaining Respondent should be required to pay $4.6 million in civil money penalties, and that Mr.
Hurwitz should be prohibited from engaging in the banking industry. The
Respondents' brief claimed that none of them has any liability in this matter.
On September 12, 2001, the administrative law judge issued a recommended decision in favor of the Respondents on each claim made by the OTS. The OTS
Director may accept or change the judge's recommended decision. If changed, such a decision would then be subject to appeal by any of the Respondents to the federal appellate court.

      On August 2, 1995, the FDIC filed the FDIC action. The original complaint was against Mr. Hurwitz and alleged damages in excess of $250.0 million based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. The original complaint further alleged, among other things, that Mr. Hurwitz was obligated to ensure that UFG, Federated and the Company maintained the net worth of USAT. In January 1997, the FDIC filed an amended complaint which seeks, conditioned upon the OTS prevailing in its administrative proceeding, unspecified damages from Mr. Hurwitz relating to amounts the OTS does not collect from the Company and Federated with respect to their alleged obligations to maintain USAT's net worth. The FDIC may not pursue its claims under the FDIC action if the OTS Director accepts the judge's recommended decision.

      On May 31, 2000, the Company, Federated and Mr. Hurwitz filed the FDIC
Counterclaim. The FDIC Counterclaim states that the FDIC illegally paid the OTS to bring claims against the Company, Federated and Mr. Hurwitz. The Company,
Federated and Mr. Hurwitz are asking that the FDIC be ordered to not make any further payments to the OTS to fund the administrative proceedings described above, and seek reimbursement of attorneys' fees and damages from the FDIC. As of September 30, 2001, such fees were in excess of $35.0 million. The Company,
Federated and Mr. Hurwitz intend to pursue this claim vigorously.

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

      Although the OTS Director may change the judge's recommended decision, the
Company believes that the ultimate resolution of the OTS and FDIC matters should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. Furthermore, with respect to the Kahn lawsuit, the Company believes that the resolution of this matter should not result in a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

      During June and July 2001, Kaiser completed an exchange with certain employees who held stock options to purchase Kaiser's common stock whereby options representing underlying shares totaling approximately 3,617,000 were exchanged (on a fair value basis) for approximately 1,086,000 restricted shares of Kaiser's common stock. The fair value of the restricted shares issued is being amortized to expense over the three-year period during which the restrictions lapse.

12.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

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

      As Kaiser's hedging activities are generally designed to lock-in a specified price or range of prices, realized gains or losses on the derivative contracts utilized in these hedging activities (except the impact of those contracts discussed below which have been marked to market) will generally offset at least a portion of any losses or gains, respectively, on the transactions being hedged. See Note 1 for a discussion of the effects of the new accounting requirements under SFAS No. 133, which is being used for reporting results beginning with the first quarter of 2001. The following table summarizes
Kaiser's material derivative hedging positions at September 30, 2001 (U.S. and
Australian dollars in millions):

                                                               NOTIONAL         ESTIMATED PERCENT       CARRYING/
                                                                AMOUNT              OF ANNUAL            MARKET
                COMMODITY                       PERIOD        OF CONTRACT        SALES/PURCHASES          VALUE
-----------------------------------------  ----------------  -------------   -----------------------  -------------
Aluminum (in tons):
   Option contracts and swaps............     10/01 to 12/01       115,000             94%            $      15.0
   Option contracts and swaps............        2002              333,000             68%                   54.7
         Option contracts................        2003               90,000             17%                   15.3

Natural gas (in MMBtu's per day):
   Option contracts and swaps............      10/01 to 3/02        23,000             57%                    (2.8)
Fuel oil (in barrels per month):
   Option contracts and swaps............     10/01 to 12/01       150,000             65%                     0.6

Australian dollars (average A$ per month):
   Forwards and option contracts.........     10/01 to 12/01       A$ 11.4            100%                    (0.3)
   Option contracts......................     2002 to 2005         A$  7.5             70%                     3.6

-------------------

      During the first quarter of 2001, market value changes in derivative hedging positions included in the above table resulted in benefits to earnings
(included in investment, interest and other income (expense)) of $6.8 million
(see Note 2). Based on new accounting literature released in April 2001, starting in the second quarter of 2001, the income statement impact of mark-to-market changes was essentially eliminated as unrealized gains or losses resulting from changes in the value of these hedges are now recorded in other comprehensive income (see Note 1).

      During late 1999 and early 2000, Kaiser contracted with a counterparty to receive certain fixed prices on 4,000 tons of primary aluminum per month over a three year period commencing October 2001, unless market prices declined below a stipulated "floor" price, in which case the fixed price sales portion of the transactions terminate. These transactions do not qualify for treatment as a
"hedge" under either previous or current accounting guidelines. During September
2001, as a result of prevailing primary aluminum prices, approximately 40% of the volumes attributable to periods after December 2001 terminated. The mark-to-market impacts of the terminated and continuing portions of these transactions, together with the $6.8 million discussed above, are recorded in other income (expense) in the Consolidated Statement of Operations (see Note 2).
In October 2001, Kaiser reached an agreement with the counterparty terminating the transaction. This will result in the recognition of approximately $3.0 million of mark-to-market income during the fourth quarter of 2001.

      As of September 30, 2001, Kaiser had sold forward substantially all of the alumina available to it in excess of its projected internal smelting requirements for the balance of 2001 and for 2002 and 2003 at prices indexed to future prices of primary aluminum.

13.   PER SHARE INFORMATION

      Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, including the weighted average impact of the shares of Common Stock issued and treasury stock acquired during the year from the date of issuance or repurchase and the dilutive effect of Class A Preferred Stock (which is convertible into
Common Stock). Prior to 2001, the dilutive effect of the Class A Preferred Stock was not included in the determination of basic earnings per share. However, in
April 2001, the Financial Accounting Standards Board clarified that securities which are convertible into common stock and participate in common stock dividends should be used in computing basic earnings per share if the effect is dilutive. Therefore the Class A Preferred Stock is included in the weighted average number of common and common equivalent shares for purposes of computing basic earnings per share for the periods in which the effect is dilutive. Basic earnings per share for the three and nine months ended September 30, 2000, has been restated from that which was previously reported to reflect the new guidance. Diluted earnings per share calculations also include the dilutive effect of common and preferred stock options.

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                           ----------------------------    ---------------------------
                                                               2001            2000           2001            2000
                                                           -------------    -----------    -----------    ------------
Weighted average shares outstanding:
   Common Stock...........................................    6,527,671      6,766,523      6,600,281       6,964,755
   Effect of dilution:
      Class A Preferred Stock.............................      668,390              - (2)    668,421               - (2)
                                                           -------------    -----------    -----------    ------------
Weighted average number of common and common equivalent
    shares - Basic........................................    7,196,061      6,766,523      7,268,702       6,964,755
   Effect of dilution:
      Stock options.......................................       26,164 (1)          - (2)     15,808 (1)           - (2)
                                                           -------------    -----------    -----------    ------------
Weighted average number of common and common equivalent
    shares - Diluted......................................    7,222,225      6,766,523      7,284,510       6,964,755
                                                           =============    ===========    ===========    ============
------------------

(1)  Options to purchase 466,275 shares of Common Stock outstanding during the three and nine months ended September 30, 2001, respectively were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the
     Common Stock.
(2)  The Company had a loss for the three and nine months ended September 30,
     2000; the Class A Preferred Stock and options were therefore not included in the computation of earnings per share for the period.

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

      This Quarterly Report on Form 10-Q contains statements which constitute
"forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. These statements appear in a number of places in this section, in Item 3. "Quantitative and Qualitative Disclosures About Market
Risk" and in Part II. Item 1. "Legal Proceedings." Such statements can be identified by the use of forward-looking terminology such as "believes,"
"expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. This Form
10-Q and the Form 10-K identify other factors that could cause such differences between the forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

      Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum and fabricated aluminum products, and also depend to a significant degree on the volume and mix of all products sold and on Kaiser's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical fluctuations (see Notes 1 and 12 and Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for a discussion of Kaiser's hedging activities).

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

      During the nine months ended September 30, 2000, the AMT Price per pound of primary aluminum was $.76 per pound. During the nine months ended September
30, 2001, the AMT Price was $.71 per pound. The average AMT Price for primary aluminum for the week ended October 26, 2001, was $.62 per pound.

      The following table presents selected operational and financial information with respect to the Company's aluminum operations for the three and nine months ended September 30, 2001 and 2000.

                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                            --------------------------- ---------------------------
                                                             2001           2000          2001          2000
                                                            ------------  ------------- ------------- -------------
                                                             (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)
Shipments:(1)
   Alumina:(2)
      Third party.........................................        680.2          484.0       2,009.1       1,460.4
      Intersegment........................................         51.2          149.8         286.0         584.1
                                                            ------------  ------------- ------------- -------------
        Total alumina.....................................        731.4          633.8       2,295.1       2,044.5
                                                            ------------  ------------- ------------- -------------
   Primary aluminum: (3)
      Third party.........................................         59.7           96.3         186.4         261.8
      Intersegment........................................          0.3           34.0           2.3         119.4
                                                            ------------  ------------- ------------- -------------
        Total primary aluminum............................         60.0          130.3         188.7         381.2
                                                            ------------  ------------- ------------- -------------
   Flat-rolled products ..................................         17.0           34.9          59.8         125.7
                                                            ------------  ------------- ------------- -------------
   Engineered products....................................         28.0           40.3          92.2         131.9
                                                            ------------  ------------- ------------- -------------
Average realized third party sales price: (4)
   Alumina (per ton)......................................  $       183   $        207  $        189  $        211
   Primary aluminum (per pound)...........................          .63            .74           .69           .75
Net sales:
   Bauxite and alumina:  (2)
      Third party (includes net sales of bauxite).........  $     132.0   $      108.3  $      402.3  $      338.1
      Intersegment........................................          9.1           29.0          55.0         115.3
                                                            ------------  ------------- ------------- -------------
        Total bauxite and alumina.........................        141.1          137.3         457.3         453.4
                                                            ------------  ------------- ------------- -------------
   Primary aluminum: (3)
      Third party.........................................         83.0          156.7         282.1         430.0
      Intersegment........................................          0.5           56.5           3.8         196.1
                                                            ------------  ------------- ------------- -------------
        Total primary aluminum............................         83.5          213.2         285.9         626.1
                                                            ------------  ------------- ------------- -------------
   Flat-rolled products...................................         75.5          118.5         248.3         401.8
   Engineered products....................................        101.4          137.8         337.9         450.2
   Commodities Marketing..................................          9.5           (3.2)          5.9         (23.4)
   Minority interests.....................................         28.9           27.1          80.9          77.0
   Eliminations...........................................         (9.6)         (85.5)        (58.8)       (311.4)
                                                            ------------  ------------- ------------- -------------
        Total net sales...................................  $     430.3   $      545.2  $    1,357.4  $    1,673.7
                                                            ============  ============= ============= =============
Operating income (loss) (5)...............................  $     (34.7)  $        4.3  $      156.1  $       95.7
                                                            ============  ============= ============= =============
Income (loss) before income taxes and minority
   interests (6)..........................................  $     118.0   $      (27.5) $      209.4  $       10.8
                                                            ============  ============= ============= =============
-----------------------------------------
(1)    Shipments are expressed in thousands of metric tons.  A metric ton is equivalent to 2,204.6 pounds.
(2)    Net sales for the quarter and nine month periods ended September 30,
       2001, included approximately 25,000 tons and 91,100 tons, respectively,
       of alumina purchased from third parties.   Net sales for the quarter and
       nine month periods ended September 30, 2000, included approximately
       50,000 tons and 249,000 tons, respectively, of alumina purchased from third parties.
(3)    Beginning in the first quarter of 2001, as a result of the continuing curtailment of Kaiser's Northwest smelters, the flat-rolled products business unit began purchasing its own primary aluminum rather than relying on the primary aluminum business unit to supply its aluminum requirements through production or third party purchases.  The engineered products business unit was already responsible for purchasing the majority of its primary aluminum requirements.  During the quarter and nine-month periods ended September 30, 2001, the primary aluminum business unit purchased approximately 2,300 tons and 27,300 tons, respectively, of primary aluminum from third parties to meet existing third party requirements.
(4)    Average realized prices for the flat-rolled products and engineered products business units are not presented as such prices are subject to fluctuations due to changes in product mix.
(5)    Operating income (loss) includes non-recurring items of $(21.3) million and $198.9 million, respectively, for the three and nine months ended
       September 30, 2001, and $10.9 million and $22.5 million, respectively, for the three and nine months ended September 30, 2000.  These items are described in further detail in Note 2.  Operating income for the three and nine months ended September 30, 2000 included a labor charge of $38.5 million.  During the quarter and nine month periods ended
       September 30, 2001, approximately $13.9 million and $54.9 million, respectively, of abnormal Gramercy start-up costs were incurred.
       Operating income (loss) for the quarter and nine month periods ended
       September 30, 2001, also included additional accrued business interruption recoveries related to the Gramercy facility of $21.4 million and $36.6 million, respectively, based on a July 2001 agreement with Kaiser's insurers. Depreciation was suspended for the Gramercy facility during the first nine months of 2000 as a result of the July
       1999 incident.   Depreciation expense for the Gramercy facility for the
       first six months of 1999 was $6.0 million.  See Notes 1, 3 and 4 for additional information.
(6)    In addition to the items discussed in (5) above, income (loss) before income taxes and minority interests includes non-recurring items of
       $179.9 million and $135.5 million, respectively, for the three and nine months ended September 30, 2001, and $(4.9) million and $(1.3) million, respectively, for the three and nine months ended September 30, 2000.
       See Notes 2 and 5 for additional information.

      Recent Events and Developments

      Liquidity/Cash Resources
      Kaiser has significant near-term debt maturities. Kaiser's ability to make payments on, retire or refinance its debt depends on its ability to generate cash in the future. In addition to being impacted by normal operating items,
Kaiser's near-term liquidity and cash flows will also be negatively affected by the remaining proceeds to be received from power sales, the restart of the
Gramercy facility, until it reaches its full production level and full efficiency, and net payments for asbestos-related liabilities. See "Financial
Condition and Investing and Financial Activities -- Aluminum Operations" for a
discussion of these matters.

      Possible Year-End Financial Statement Item
      The assets of the Company's pension plans, like numerous other companies'
plans, are, to a substantial degree, invested in the capital markets and managed by a third party. Given the year-to-date performance of the stock market, it is likely that, barring a material improvement in the stock market during the fourth quarter of 2001, the Company will be required to reflect a significant additional minimum pension liability in its year-end financial statements as a result of a decline in the value of the assets held by the Company's pension plans. Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase in pension liability and an offsetting charge to stockholders' equity (net of income tax) through comprehensive income (rather than net income). The ultimate amount of such additional adjustment cannot be determined until year-end 2001. However, based on stock market performance through September 30, 2001, the Company estimates that such amount could be in the $25.0 million to $50.0 million range. Substantially all of the amount is expected to be attributable to Kaiser's pension plan. The Company also anticipates that the decline in the value of the pension plans' assets will unfavorably impact pension costs reflected in its 2002 operating results. However, absent a decision by the Company to increase its contributions to the pension plans as a result of the recent asset performance, such asset performance is not expected to have a material impact on the Company's near-term liquidity as pension funding requirements generally allow for such impacts to be spread over multiple years. Increases in post-2002 pension funding requirements could occur, however, if capital market performance in future periods does not more closely approximate the long-term rate of return assumed by the Company, and the amount of such increases could be material.

      Sale of 8.3% Interest in QAL
      In September 2001, Kaiser sold an approximate 8.3% interest in QAL and recorded a pre-tax gain of approximately $163.6 million. As a result of the transaction, Kaiser's interest in QAL was reduced to 20%. See Note 5 for additional discussion of the September 2001 sale.

      Incident at Gramercy Facility
      Production at Kaiser's Gramercy, Louisiana, alumina refinery, which had been curtailed since July 1999 as a result of an explosion in the digestion area of the plant, re-commenced during the middle of December 2000. Construction of the facility was substantially completed during the third quarter of 2001. The plant operated at approximately 78% of its newly-rated estimated capacity of
1,250,000 tons during the third quarter of 2001. Subsequent to September 30,
2001, the plant has regularly operated at a rate equal to or greater than 90% of its newly-rated capacity. Based on current estimates, the facility is expected to reach its full operating rate and full efficiency by the end of 2001 or early
2002.

      See Note 3 for additional discussion of the incident at the Gramercy facility and the financial statement impact of Gramercy-related insurance recoveries.

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

      Pacific Northwest Power Sales and Operating Level
      During the first nine months of 2001, Kaiser kept its Northwest smelters curtailed and sold the remaining power available that it had under contract through September 2001.

      Kaiser has the right to purchase power under a contract with the BPA that provides sufficient power to operate Kaiser's Trentwood facility as well as approximately 40% of the capacity of its Northwest aluminum smelting operations.
The rate for power for the initial period of the contract (from October 1, 2001 through March 31, 2002) will be approximately 46% higher than power costs under the prior contract. Kaiser cannot predict what rates will be charged in future periods. There are terms of the contract which are also less favorable than the prior BPA contract, including the fact that Kaiser is not entitled to receive any profits from its limited remarketing rights under the contract.

      Given recent primary aluminum prices and the forward price of power in the
Northwest, it is unlikely that Kaiser would operate more than a portion of its
Northwest smelting capacity in the near future. Operating only a portion of the
Northwest capacity would result in production/cost inefficiencies such that operating results would, at best be breakeven to modestly negative at long-term primary aluminum prices. However, operating at such a reduced rate could, depending on prevailing economics, result in improved cash flows as opposed to remaining curtailed and incurring Kaiser's fixed and continuing labor and other costs. This is because Kaiser is liable for certain severance, supplemental unemployment and early retirement benefits for the USWA workers at the curtailed smelters. A substantial portion of such costs have been accrued through December
31, 2001. However, additional accruals may be required depending on when the
USWA workers are recalled and when the smelting operations are restarted. Such amounts could be material.

      See Note 4 for additional information on the power sales, the contract and additional detail regarding accrued liabilities with respect to the USWA workers.

      Strategic Initiatives
      In May 2001, Kaiser announced that it had launched a performance improvement initiative designed to increase operating cash flow, generate cash from inventory reduction and improve Kaiser's financial flexibility. Kaiser expects to realize substantial improvements in earnings as a result of the program. In connection with the program, Kaiser recorded charges of $27.0 million (see Note 2). Additional cash and non-cash charges may be required in the future as the program continues. Such additional charges could be material.

      See "Management's Discussion and Analysis of Financial Condition and
Results of Operations--Results of Operations--Aluminum Operations--Recent Events
and Developments--Strategic Initiatives" in the Form 10-K for additional information regarding strategic initiatives.

      Net Sales

      Net sales in the third quarter of 2001 totaled $430.3 million compared to
$545.2 million in the third quarter of 2000. The decrease was the result of declines in average realized prices for alumina and primary aluminum as well as a decline in shipments for primary aluminum, flat-rolled products and engineered products. The decrease in average realized prices for alumina was due to a decrease in primary aluminum market prices to which Kaiser's third-party alumina sales contracts are linked. The decrease in primary aluminum shipments was primarily due to the curtailment of Kaiser's Washington smelters during the last half of 2000. The decrease in shipments for flat-rolled products was primarily due to reduced shipments of can body stock as a part of the planned exit from this product line, and to weak market demand for general engineering heat-treat products and can lid and tab stock. The decrease in engineered product shipments was the result of reduced transportation and electrical product shipments due to weak market demand. These decreases were partially offset by an increase in average realized prices for flat-rolled products which reflects the change in product mix from the can body stock to heat-treat products and an increase in alumina shipments which resulted primarily from the timing of shipments as well as the restart of production at the Gramercy refinery in December 2000. The increase in average realized prices for engineered products reflects a shift in product mix to higher value-added products.

      Net sales for the nine months ended September 30, 2001, were $1,357.4 million as compared to $1,673.7 million in the prior year period. The decrease is primarily due to the same factors which caused a decline in quarterly net sales as described above.

      Operating Income (Loss)

      Operating income (loss) for the quarter and nine months ended September
30, 2001, includes non-recurring income (charges) of $(21.3) million and $198.9 million, respectively, whereas non-recurring items were $(27.6) million and
$(16.0) million, respectively, in the three and nine months ended September 30,
2000. Excluding these items, operating income (loss) decreased from $31.9 million and $111.7 million for the three and nine months ended September 30,
2000, respectively, to $(13.4) million and $(42.8) million for the three and nine months ended September 30, 2001, respectively. In addition to the impact of lower net sales discussed above, operating income (loss) for the three and nine month periods ended September 30, 2001, was adversely affected by: abnormal
Gramercy related start-up costs of approximately $13.9 million and $54.9 million, respectively; excess overhead and other fixed costs associated with the curtailed Northwest smelting operations which totaled approximately $4.5 million and $15.0 million, respectively; and LIFO inventory charges of $5.0 million for both periods. Also, as more fully discussed in Note 3, Kaiser recognized $21.4 million and $36.6 million of additional insurance benefits in the third quarter and nine months ended September 30, 2001, respectively, related to the Gramercy incident.

      Income (Loss) Before Income Taxes and Minority Interests

      Income (loss) before income taxes and minority interests increased from
$(27.5) million for the quarter ended September 30, 2000, to $118.0 million for the quarter ended September 30, 2001, primarily as result of a $163.6 million gain on Kaiser's sale of an approximate 8.3% interest in QAL as described in
Note 5. Income before income taxes and minority interests increased from $10.8 million for the nine months ended September 30, 2000, to $209.4 million for the nine months ended September 30, 2001, also primarily as a result of this sale.
This improvement was offset somewhat by the impact of other factors which negatively affected operating income as described above as well as the asbestos related charges and other non-recurring items included in investment, interest and other income (expense) described in Note 2.

   FOREST PRODUCTS OPERATIONS

      Industry Overview and Selected Operational Data
      The Company's forest products operations are conducted by MGI, through
Pacific Lumber and Britt. MGI's business is somewhat seasonal, and its net sales have been historically higher in the months of April through November than in the months of December through March. Management expects that MGI's revenues and cash flows will continue to be somewhat seasonal. Accordingly, MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year.

      In recent years, MGI has experienced reduced harvests on its properties, and as a result, production of lumber has decreased. The decline in harvest levels is a result of the difficulties with THPs described under "--Trends."
Furthermore, logging costs have increased due to the harvest of smaller diameter logs and compliance with environmental regulations and the Environmental Plans.
MGI's management is currently reevaluating MGI's operations in view of these continuing challenges. In connection with the closure of one of its mills, MGI recognized a writedown of $0.7 million (see Note 2). A second mill has also been idled; however, a decision has not been made as to whether this mill will close permanently. Further reductions or curtailments in sawmill or other operations may occur during the next year as MGI completes its evaluation process, and additional potentially significant writedowns of the investment in certain assets may be required.

      The following table presents selected operational and financial information for the three and nine months ended September 30, 2001 and 2000, for the Company's forest products operations.

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                      ------------------------------  -----------------------------
                                                           2001            2000           2001           2000
                                                      ---------------  -------------  ------------  ---------------
                                                          (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)
Shipments:
   Lumber: (1)
      Redwood upper grades.........................              3.6            4.0          12.1             11.3
      Redwood common grades........................             41.5           33.4         123.6            110.0
      Douglas-fir upper grades.....................              2.0            2.7           6.7              8.4
      Douglas-fir common grades....................             11.4           20.1          44.2             59.0
      Other........................................              1.0            0.5           3.6              5.2
                                                      ---------------  -------------  ------------  ---------------
   Total lumber....................................             59.5           60.7         190.2            193.9
                                                      ===============  =============  ============  ===============
   Wood chips (2)..................................             29.6           48.8          90.2            133.3
                                                      ===============  =============  ============  ===============

Average sales price:
   Lumber: (3)
      Redwood upper grades.........................   $        1,739   $      1,820   $     1,788   $        1,760
      Redwood common grades........................              570            719           595              740
      Douglas-fir upper grades.....................            1,287          1,374         1,341            1,340
      Douglas-fir common grades....................              357            356           343              383
   Wood chips (4)..................................               64             70            67               68

Net sales:
   Lumber, net of discount.........................   $         36.5   $       42.0   $     119.2   $        135.8
   Wood chips......................................              1.9            3.4           6.1              9.0
   Cogeneration power..............................              2.0            1.6           9.4              3.2
   Other...........................................              4.4            2.4           8.1              4.7
                                                      ---------------  -------------  ------------  ---------------
      Total net sales..............................   $         44.8   $       49.4   $     142.8   $        152.7
                                                      ===============  =============  ============  ===============
Operating income (loss)............................   $         (1.9)  $        0.1   $      (5.4)  $         14.5
                                                      ===============  =============  ============  ===============
Operating cash flow (5)............................   $          3.0   $        5.4   $       9.7   $         29.3
                                                      ===============  =============  ============  ===============
Loss before income taxes and minority interests....   $        (14.8)  $      (11.1)  $     (41.7)  $        (17.5)
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

      Net Sales
      Net sales for the third quarter and first nine months of 2001 were negatively impacted by lower lumber prices, with lower prices for common grade redwood lumber being the primary contributor to the decline. In addition, shipments of lumber declined slightly for the third quarter and nine months ended September 30, 2001, versus the comparable prior year periods. The segment had higher sales volumes for redwood common grade lumber; however, this was more than offset by lower shipments of common grade Douglas fir lumber.

      Operating Income (Loss)
      Forest Products experienced operating losses for the third quarter and first nine months of 2001 compared to operating income for the same periods of
2000. With respect to the third quarter results, despite the decline in net sales, gross margins on lumber sales were flat period to period as a result of a decline in cost of sales. The operating loss for the third quarter of 2001 was primarily due to lower gross margins on other products, higher general and administrative expenses, and a $0.7 million asset impairment charge (see Note
2). In addition to the items impacting the third quarter, results for the nine months ended September 30, 2001, reflect higher costs associated with lumber production and logging operations.

      Loss Before Income Taxes and Minority Interests
      The loss before income taxes for the third quarter and first nine months of 2001 increased from the loss in the comparable prior year periods, primarily as a result of the decline in operating income discussed above.

   REAL ESTATE OPERATIONS

      Industry Overview and Selected Operational Data
      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Arizona, Puerto
Rico, California and Texas.

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                   -----------------------  -----------------------
                                                                      2001         2000        2001        2000
                                                                   -----------  ----------  ----------  -----------
                                                                               (IN MILLIONS OF DOLLARS)

Net sales........................................................  $     20.8   $    15.7   $    41.5   $     34.2
Operating income (loss)..........................................         4.7         0.8         1.3         (1.3)
Income before income taxes and minority interests................         3.7         2.3         6.3          7.8

      Net Sales
      Net sales increased for the third quarter of 2001 from the third quarter of 2000 primarily as a result of higher real estate acreage sales at the Palmas del Mar development project, in addition to rental income from the Lake Pointe
Plaza office complex acquired in June 2001 (see Note 5). Net sales increased for the first nine months of 2001, from the same period in 2000 primarily due to increased sales of real estate at the Company's Palmas del Mar and Fountain
Hills development projects, in addition to rental income from the Lake Pointe
Plaza office complex. This improvement was somewhat offset by lower revenues from commercial operations at Fountain Hills as a result of the sale of a water utility in October 2000.

      Operating Income (Loss) and Income Before Income Taxes and Minority Interests
      Operating income for the third quarter and first nine months of 2001 increased from the same periods of 2000 primarily due to the increases in net sales discussed above. Income before income taxes and minority interests increased for the third quarter of 2001 as a result of the increase in operating income discussed above. This improvement was offset in part by an increase in interest expense related to the Lakepointe Notes and an October 2000 borrowing at Palmas del Mar. Income before income taxes and minority interests decreased for the nine months ended September 30, 2001, from the same period of 2000, primarily due to additional interest expense related to the Lakepointe Notes and the October 2000 borrowing by Palmas del Mar.

   RACING OPERATIONS

      Industry Overview and Selected Operational Data
      The Company, through its subsidiaries, has a 99.9% ownership interest in
SHRP, Ltd., a Texas limited partnership, which owns and operates the Sam Houston
Race Park, a Class 1 horse racing facility in Houston, Texas, and Valley Race
Park, a greyhound racing facility located in Harlingen, Texas, which began operations in March of 2000. Results of operations between periods are generally not comparable due to the timing, varying lengths and types of racing meets held. Historically, the Sam Houston Race Park has derived a significant amount of its annual net pari-mutuel commissions from live racing and simulcasting. Net pari-mutuel commissions have typically been highest during the first and fourth quarters of the year, the time during which live thoroughbred racing has historically been conducted. Beginning in the fourth quarter of 2000 and continuing into the first quarter of 2001, live greyhound racing contributed to higher net pari-mutuel commissions. Live greyhound racing is expected to contribute to higher net pari-mutuel commissions in the first and fourth quarters of the year.

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                   -----------------------  -----------------------
                                                                      2001        2000         2001        2000
                                                                   ---------- ------------  ----------  -----------
                                                                               (IN MILLIONS OF DOLLARS)

Net sales........................................................  $     8.2  $       8.0   $    23.0   $     22.4
Operating income (loss)..........................................       (0.3)         0.5         0.7          2.0
Income (loss) before income taxes and minority interests.........       (0.3)         0.4         0.7          1.7

      Net Sales
      Net sales for the racing segment increased in the third quarter of 2001 compared to the third quarter of 2000 due to higher overall net pari-mutuel commissions and higher average per capita wagering. Net sales increased slightly for the first nine months of 2001 over the year-ago period due to higher overall net pari-mutuel commissions from Valley Race Park which had live racing during the 2001 period but not the 2000 period. This improvement for the nine months ended September 30, 2001, was partially offset by lower net pari-mutuel commissions from Sam Houston Race Park which had fewer live racing days and somewhat lower attendance.

      Operating Income (Loss) and Income (Loss) Before Income Taxes and Minority
         Interests
      Operating results and income (loss) before income taxes and minority interests decreased for the third quarter of 2001 versus the comparable prior year period due to decreases in wagering discussed above. Although net sales increased for the nine months ended September 30, 2001, over the prior year period, operating income decreased as the decline in earnings from Sam Houston
Race Park more than offset the improvement at Valley Race Park.

   OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                   -----------------------  -----------------------
                                                                      2001         2000        2001        2000
                                                                   -----------  ----------  ----------  -----------
                                                                               (IN MILLIONS OF DOLLARS)
Operating loss...................................................  $     (2.1)  $    (4.3)  $    (7.9)  $    (10.4)
Income (loss) before income taxes and minority interests.........        (4.0)       (4.6)       (9.2)        (8.4)

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
Creditors of subsidiaries of the Company have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the
Company. Certain of the Company's subsidiaries, principally Kaiser, MGHI, MGI,
Pacific Lumber and Scotia LLC, are restricted by their various debt instruments as to the amount of funds that can be paid in the form of dividends or loaned to affiliates. Kaiser, MGHI and the Forest Products companies are highly leveraged and have significant debt service requirements. Notes 8 and 9 and Notes 12 and
17 to the Consolidated Financial Statements in the Form 10-K contain additional information concerning the Company's indebtedness, certain restrictive debt covenants and a discussion of material commitments and contingencies affecting
Kaiser, MGHI and the Forest Products companies' liquidity and capital resources.
"MAXXAM PARENT" is used in this section to refer to the Company on a stand-alone basis without its subsidiaries.

      The following table summarizes certain data related to financial condition and to investing and financing activities of the Company and its subsidiaries.

                                                    FOREST PRODUCTS
                                            -------------------------------
                                                                     MGI
                                            Scotia     Pacific       and        Real                             MAXXAM
                                ALUMINUM      LLC       Lumber      Other      ESTATE    RACING      MGHI        Parent     TOTAL
                               ----------   -------    --------    --------   --------   ------     -------     --------- ---------
                                                              (IN MILLIONS OF DOLLARS)

Debt and credit facilities
   (excluding intercompany
   notes)
Short-term borrowings and
      current maturities of
      long-term debt:
   September 30, 2001......... $   206.4 (1) $ 17.2     $  18.1    $    -     $  14.1     $    -    $     -     $  10.3   $  266.1
   December 31, 2000..........      31.6       16.4        37.1         -         2.1          -          -        13.4      100.6

Long-term debt, excluding
     current maturities:
   September 30, 2001......... $   698.7 (1) $752.2 (2) $   0.5    $          $ 156.9 (2) $  0.2    $  88.2 (2) $     -   $ 1,696.7
   December 31, 2000..........     957.8      767.2         0.6         -        38.2        0.2      118.8           -     1,882.8

Revolving credit facilities:
   Facility commitment
      amounts................. $   300.0     $ 60.9     $  50.0    $   2.5    $  23.6     $    -    $     -     $     -   $   437.0
   September 30, 2001:
      Borrowings..............         -         -         18.0         -         5.8          -          -           -        23.8
      Letters of credit.......      29.6         -         11.5         -         2.4          -          -           -        43.5
      Unused and available
        credit................     184.8      60.9         14.8        2.5        7.2          -          -           -       270.2

Cash, cash equivalents,
   marketable securities and
   other investments
September 30, 2001:
   Current amounts restricted
      for debt service........ $    79.5    $ 30.8      $     -    $    -     $   0.6     $    -    $    -      $      -   $  110.9
   Other current amounts......     132.6       2.5          0.6       28.7       11.5       11.5       36.0        129.2      352.6
                               ----------   -------    --------    --------   --------    ------    -------     ---------  ---------
                                   212.1      33.3          0.6       28.7       12.1       11.5       36.0        129.2      463.5
                               ----------   -------    --------    --------   --------    ------    -------     ---------  ---------
   Long-term amounts restricted
        for debt service......         -      87.9            -         -         1.9          -          -            -       89.8
   Other long-term restricted
        amounts...............       0.1         -            -        2.2        6.7          -          -            -        9.0
                               ----------   -------    --------    --------   --------    ------    -------     ---------  ---------
                                     0.1      87.9            -        2.2        8.6          -          -            -       98.8
                               ----------   -------    --------    --------   --------    ------    -------     --------- ---------
                               $   212.2    $121.2     $   0.6     $  30.9    $  20.7     $ 11.5    $  36.0     $ 129.2   $   562.3
                               ==========   =======    ========    ========   ========    ======    =======     ========= =========

December 31, 2000:
   Current amounts restricted
      for debt service........ $       -    $ 45.8     $     -     $    -     $   0.9     $    -    $     -     $     -   $    46.7
   Other current amounts......      23.4      68.6         0.2        61.7       18.7        9.0       54.3       115.2       351.1
                               ----------   -------    --------    --------   --------    ------    -------     --------- ---------
                                    23.4     114.4         0.2        61.7       19.6        9.0       54.3       115.2       397.8
                               ----------   -------    --------    --------   --------    ------    -------     --------- ---------

   Long-term amounts restricted
        for debt service......         -      92.1           -          -         1.3          -          -           -        93.4
   Other long-term restricted
        amounts...............       0.1       2.5           -         2.0        8.3          -          -           -        12.9
                               ----------   -------    --------    --------   --------    ------    -------     --------- ---------
                                     0.1      94.6           -         2.0        9.6          -          -           -       106.3
                               ----------   -------    --------    --------   --------    ------    -------     --------- ---------
                               $    23.5    $209.0     $   0.2     $  63.7    $  29.2     $  9.0    $  54.3     $ 115.2   $   504.1
                               ==========   =======    ========    ========   ========    ======    =======     ========= =========
Changes in cash and cash
   equivalents
Capital expenditures:
   September 30, 2001......... $   150.0 (3)$  4.2     $   4.9     $   1.2    $ 133.0 (3) $  1.5    $     -     $   0.7   $   295.5
   September 30, 2000.........     153.6 (3)   6.1         3.3         1.6        4.0        4.2 (3)      -         0.4       173.2

Net proceeds from dispositions
     of property and invest-
     ments:
   September 30, 2001......... $   170.3    $    -     $     -     $    -     $     -     $    -    $    -      $   0.1   $   170.4
   September 30, 2000.........     139.5         -         0.3          -           -          -         -            -       139.8

Borrowings (repayments) of
     debt and credit facili-
     ties, net of financing
     costs:
   September 30, 2001......... $   (71.6)   $(14.2)(2) $ (19.2)(1) $    -     $ 124.9     $    -    $ (25.1)(2) $  (3.1)  $   (8.3)
   September 30, 2000.........     (13.3)    (11.3)       21.2        7.3         0.5       (0.3)     (13.1)       (5.1)     (14.1)

Dividends and advances
     received (paid):
   September 30, 2001......... $       -    $(77.4)(4) $  83.8 (4) $ (23.7)   $  (9.5)    $    -    $  17.1     $   9.7   $      -
   September 30, 2000.........         -         -        50.0      (158.4)(4)   (3.3)         - (4)   63.4 (4)    48.3          -

---------------------

(1)     The increase in Kaiser's short-term borrowings and current maturities of long-term debt between December 31, 2000, and September 30, 2001, reflects the now current maturity of the KACC 9 7/8% Senior Notes. See
        Note 9 for additional information.
(2)     The decrease between December 31, 2000, and September 30, 2001, in
        Scotia LLC's long-term debt was the result of principal payments on the
        Timber Notes of $14.2 million during the nine months ended September 30,
        2001. The decrease in MGHI's long-term debt was due primarily to repurchases of debt. The increase in Real Estate long-term debt was due primarily to borrowings to purchase the Lake Pointe Plaza office complex.
(3)     Aluminum: capital expenditures for the nine months ended September 30,
        2001 and 2000, include $70.6 million and $159.0 million, respectively, spent with respect to rebuilding the Gramercy facility.  Real Estate:
        capital expenditures for the nine months ended September 30, 2001, include $131.3 million for the purchase of Lake Pointe Plaza.  Racing:
        capital expenditures for the nine months ended September 30, 2000, include $2.8 million for the acquisition of Valley Race Park.
(4)     For the nine months ended September 30, 2001, $77.4 million of dividends were paid by Scotia LLC to Pacific Lumber, $63.9 million of which was made using proceeds from the sale of Scotia LLC's Owl Creek grove. In addition to the $77.4 million of dividends from Scotia LLC, Pacific
        Lumber received $6.4 million from MGI related to repayment of intercompany debt. For the nine months ended September 30, 2000, $90.0 million of the dividends paid from MGI to MGHI were made using proceeds from the sale of the Headwaters Timberlands. MGHI in turn paid a $45.0 million dividend to MAXXAM Parent.

   MAXXAM PARENT

      During the nine months ended September 30, 2001, the Company purchased
220,800 shares of its common stock for $2.9 million.

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

      With respect to the OTS and FDIC matters, although the OTS Director may change the judge's recommended decision, the Company believes that the ultimate resolution of the OTS and FDIC matters should not have a material adverse effect on MAXXAM Parent's financial position, results of operations or liquidity. See
Note 10 for further discussion of the OTS and FDIC matters. Any adverse outcome of the other litigation or the regulatory and environmental matters described in
Note 10 could materially adversely affect the Company's consolidated financial position, results of operations or liquidity.

   MGHI

      MGHI expects that interest payments on the $88.2 million of MGHI Notes outstanding as of September 30, 2001, will be paid with its existing cash.

      MGHI believes that its existing resources, together with the cash available from subsidiaries, will be sufficient to fund its debt service and working capital requirements for the next year. With respect to its long-term liquidity, MGHI believes that its existing cash and cash resources, together with payments by MAXXAM Parent on the Intercompany Note, should be sufficient to meet its debt service and working capital requirements. However, there can be no assurance that this will be the case. The regulatory and environmental matters described under "--Trends" below have adversely affected cash available from subsidiaries and therefore the distributions to MGHI. Distributions from MGHI's subsidiaries may continue to be minimal, if any, over the next one to two years.

   ALUMINUM OPERATIONS

      At September 30, 2001, Kaiser had cash and cash equivalents of $212.1 million as compared to $23.4 million of cash and cash equivalents at December
31, 2000. At September 30, 2001, excluding the cash and cash equivalents and the
$206.2 million of maturities with respect to the KACC 9 7/8% Senior Notes, Kaiser had working capital of $124.4 million, compared with working capital of $147.3 million at December 31, 2000. In addition to normal operating changes, the net decrease in working capital primarily resulted from:

-     a decrease in other receivables primarily due to receipt of proceeds from previously accrued power sales (see Note 4) and the collection of Gramercy related insurance recoveries (see Note 3).

-     a decrease in the current portion of long-term debt due to Kaiser's repayment of $30.4 million of outstanding borrowings under the KACC
      Credit Agreement;

-     a decrease in accrued salaries, wages and related expenses resulting primarily from the payment of previously accrued employee-related compensation applicable to job reductions as a part of the September 2000 labor settlement or associated with workers at the curtailed Northwest smelters, offset by employee benefits and other costs accrued in the third quarter of 2001 in connection with Kaiser's performance improvement initiative.

      Kaiser uses the KACC Credit Agreement to provide short-term liquidity requirements and for letters of credit to support operations. During the third quarter of 2001, there were no borrowings under the KACC Credit Agreement.
During the first six months of 2001, month-end borrowings outstanding under the
KACC Credit Agreement were as high as approximately $94.0 million, which occurred in February 2001, primarily as a result of costs incurred and capital spending related to the Gramercy rebuild, net of insurance reimbursements. The average amount of borrowings outstanding under the KACC Credit Agreement during the first six months of 2001 was approximately $23.8 million. Outstanding letters of credit at September 30, 2001, were approximately $29.6 million. In
October 2001, the expiration date of the KACC Credit Agreement was extended from
November 2, 2001, to December 15, 2001. The extension provides Kaiser with additional flexibility while it continues its ongoing work on a longer-term solution for near-term debt maturities. Kaiser intends to extend, replace or renew the KACC Credit Agreement prior to its expiration. However, in order for the KACC Credit Agreement to be extended, on a short-term basis, beyond December
2001, Kaiser will have to have a demonstrable way to retire the remaining amount of the KACC 9 7/8% Senior Notes ($177.4 million principal amount as of October
31, 2001) due February 2002. For the KACC Credit Agreement to be extended past
February 2003, both the KACC 9 7/8% Senior Notes and the $400.0 million of 12
3/4% KACC Senior Subordinated Notes, due February 2003, will have to be retired and/or refinanced. Kaiser currently expects limited, if any, borrowings for the balance of the KACC Credit Agreement term, except it is possible that Kaiser may use a portion of the availability under the KACC Credit Agreement (or any extension, replacement or renewal thereof) together with other cash resources used to retire the KACC 9 7/8% Senior Notes. As of October 31, 2001, Kaiser had
purchased $47.6 million of the KACC 9 7/8% Senior Notes at a modest net gain. As of October 31, 2001, Kaiser had approval from the KACC Credit Agreement lenders to spend up to an aggregate of $100.0 million to purchase the KACC 9 7/8% Senior
Notes.

      Kaiser is working with financial advisors to review its options for addressing its near-term debt maturities and its overall capital structure.
While Kaiser continues to consider potential asset transactions (beyond the
September 2001 sale of an 8.3% interest in QAL), Kaiser intends to pursue only those transactions that would create long-term value through strategic positioning and/or the generation of acceptable levels of earnings or cash.
Kaiser cannot predict if any such transactions will materialize.

      In addition to being impacted by normal operating items, Kaiser's near-term liquidity and cash flow will be affected by the restart of the
Gramercy facility and the amount of net payments for asbestos-related liabilities (see Notes 3 and 10).

      Kaiser will continue to incur abnormal start-up costs until full production volume and efficiency at the Gramercy facility is restored. Kaiser expects the Gramercy facility to reach its full production rate and full efficiency by the end of 2001 or early 2002.

      Kaiser's total consolidated capital expenditures, excluding capital expenditures related to the Gramercy, Louisiana, facility, are expected to be between $80.0 million and $95.0 million per year in each of 2001 and 2002 (of which approximately 15% is expected to be funded by minority partners in certain foreign joint ventures). Kaiser's management continues to evaluate numerous projects, all of which would require substantial capital, both in the United
States and overseas. The level of capital expenditures may be adjusted from time to time depending on Kaiser's price outlook for primary aluminum and other products, Kaiser's ability to assure future cash flows through hedging or other means, Kaiser's financial position and other factors.

       During the nine months ended September 30, 2001, Kaiser paid $86.9 million of asbestos-related settlement and defense costs and received insurance reimbursements of $77.3 million for asbestos-related matters. Kaiser's 2001 and
2002 cash payments, prior to insurance recoveries, for asbestos-related costs are estimated to be between $125.0 million and $150.0 million per year. Kaiser believes that it will continue to recover a substantial portion of asbestos payments from insurance. However, insurance reimbursements have historically lagged Kaiser's payments. Delays in receiving future insurance repayments would have an adverse impact on Kaiser's liquidity. During 2000, Kaiser filed suit against a group of its insurers after negotiations with certain of the insurers regarding an agreement covering both reimbursement amounts and the timing of reimbursement payments were unsuccessful. During October 2001, the court ruled favorably on a number of issues. The rulings did not result in any change to Kaiser's estimates of its current and future asbestos-related recoveries.
Additional issues may be heard by the court from time to time. Given the significance of expected asbestos-related payments in 2001 and 2002 based on settlement agreements in place at September 30, 2001, the receipt of timely and appropriate reimbursements from such insurers is critical to Kaiser's liquidity.

      Absent an improvement in the markets in which Kaiser operates or faster than expected improvement in the operating performance of the Gramercy refinery
(as a result of its completion) and other facilities (as a result of Kaiser's performance improvement initiative), Kaiser's operations and working capital and other commitments (before considering near-term debt maturities), including interest and expected tax payments, the funding of pension, post-retirement medical and net asbestos-related liabilities, capital spending and other previously accrued obligations may cause near-term cash flows to be negative.
Kaiser expects its cash flow in mid-2002 to improve substantially over expected near-term cash flows as a result of the Gramercy alumina refinery reaching its full operating rate and full efficiency, operating improvements resulting from
Kaiser's performance improvement initiative and as certain of its other previously accrued, non-recurring, near-term obligations are satisfied. However, such changes are subject to prevailing market and economic conditions and, as such, no assurances can be given in this regard.

      Kaiser's management believes that Kaiser's existing cash resources, together with cash flows from operations as well as borrowings under the KACC
Credit Agreement (which Kaiser intends to extend, replace or renew as discussed above), will be sufficient to satisfy its working capital, debt maturities and capital expenditure requirements for the next year. However, no assurance can be given that existing and anticipated cash sources will be sufficient to meet
Kaiser's short-term liquidity requirements or that additional sources of cash will not be required.

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

   FOREST PRODUCTS OPERATIONS

      On August 14, 2001, the Pacific Lumber Credit Agreement was renewed. The new facility provides for a $50.0 million two-year revolving line of credit as compared to a $60.0 million line of credit under the expired facility. On each anniversary date, and subject to the consent of the lender, the Pacific Lumber
Credit Agreement may be extended by one year. The other terms and conditions are substantially the same as those under the expired facility. At September 30,
2001, $18.0 million of borrowings and $11.5 million in letters of credit were outstanding under the Pacific Lumber Credit Agreement. Unused availability was limited to $14.8 million at September 30, 2001.

      The Scotia LLC Line of Credit allows Scotia LLC to borrow up to one year's interest on the Timber Notes. On June 1, 2001, this facility was extended for an additional year to July 12, 2002.

      During the nine months ended September 30, 2001, Scotia LLC used $67.3 million set aside in the note payment account to pay the $57.4 million of interest due as well as $9.9 million of principal. Scotia LLC repaid an additional $4.3 million of principal on the Timber Notes using funds held in the
SAR Account, resulting in total principal payments of $14.2 million, an amount equal to Scheduled Amortization. In addition, Scotia LLC made distributions in the amount of $77.4 million to its parent, Pacific Lumber, $63.9 million of which was made using funds from the December 2000 sale of the Owl Creek grove and $13.5 million of which was made using excess funds released from the SAR
Account.

      Due to its highly leveraged condition, MGI is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see
"--Trends" below and Note 10), increased competition from other lumber producers or alternative building products and general economic conditions. MGI and its subsidiaries anticipate that existing cash, cash equivalents, marketable securities, funds available from the SAR Account and available sources of financing will be sufficient to fund their working capital, debt service and capital expenditure requirements for the next year. With respect to Pacific
Lumber, its liquidity improved significantly as a result of $78.7 million in distributions paid by Scotia LLC, and $6.4 million in repayments on an intercompany loan by MGI during the period from January 1, 2001 to October 31,
2001. Nevertheless, Pacific Lumber expects that near-term cash flows from operations will be adversely affected by lower lumber prices, an inadequate supply of logs and a related slowdown in lumber production. Pacific Lumber may require funds available under Pacific Lumber's revolving credit agreement, additional repayments by MGI of an intercompany loan and/or capital contributions from MGI to enable it to meet its working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, MGI and its subsidiaries believe that their existing cash and cash equivalents should provide sufficient funds to meet their debt service and working capital requirements. However, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from Scotia LLC, there can be no assurance that this will be the case.

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

   RACING OPERATIONS

      With respect to short-term and long-term liquidity, SHRP, Ltd's management expects that SHRP, Ltd. will generate cash flows from operations.

TRENDS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

      The Company's forest products operations are conducted by MGI through
Pacific Lumber and Britt. Regulatory and environmental matters play a significant role in Pacific Lumber's operations. See Note 10 and Item 1.
"Business--Regulatory and Environmental Matters" of the Form 10-K for a
discussion of these matters. Regulatory compliance and related litigation have caused delays in obtaining approvals of THPs and delays in harvesting on THPs once they are approved. This has resulted in a decline in harvest, an increase in the cost of logging operations and lower net sales.

      Since the consummation of the Headwaters Agreement on March 1, 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies have thus far failed to approve THPs in a timely manner. The rate of approvals of THPs during the nine months ended September 30, 2001, has improved over the prior year; however, it continues to be below what Pacific Lumber requires to meet its targeted harvest levels under the SYP. Nevertheless, Pacific Lumber anticipates that once the Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

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
"Legal Proceedings" and Note 10 for further information regarding regulatory and legal proceedings affecting the Company's operations.

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

      Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Notes 1 and 12, Kaiser utilizes hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes in its production process and to mitigate its exposure to changes in foreign currency exchange rates. The following sets forth the impact on future earnings of adverse market changes related to Kaiser's hedging positions with respect to commodity, foreign exchange and energy contracts described more fully in Note 12.

      The hypothetical amounts and impacts discussed below are versus what
Kaiser's results would have been without the derivative or fixed price customer contracts. It should be noted however, that, since the hedging positions and fixed price customer contracts lock-in a specific price, a range of prices or specific rates, increases or decreases in earnings attributable to Kaiser's hedging positions, fixed price customer contracts or hedging instruments would be significantly offset by a corresponding decrease or increase in the proceeds to be realized on the underlying physical transactions or in the value of the hedged commitments.

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

      Based on the average September 2001 LME cash price for primary aluminum of approximately $.61 per pound, Kaiser estimates that it would realize approximately $61.0 million of net aggregate pre-tax benefits from its hedging positions and fixed price customer contracts during the remainder of 2001 and the period from 2002 through 2003. Kaiser estimates that a hypothetical $.10 increase from the above stated September 2001 price would result in a net aggregate pre-tax reduction in operating income of approximately $38.0 million being realized during the remainder of 2001 and the period from 2002 through
2003 from its hedging positions and fixed price customer contracts. Conversely,
Kaiser estimates that a hypothetical $.10 decrease from the above stated
September 2001 price level would result in an aggregate pre-tax increase in operating income of approximately $192.0 million being realized during the remainder of 2001 and the period from 2002 through 2003 from Kaiser's hedging positions and fixed price customer contracts.

      As stated in Note 12, Kaiser has certain hedging positions which do not qualify for treatment as a "hedge" under current accounting guidelines and thus must be marked-to-market each period. Fluctuations in forward market prices for primary aluminum would likely result in additional earnings volatility as a result of these positions. Kaiser estimates that a hypothetical $.10 change in spot market prices from the September 30, 2001 LME cash price of $.60 per pound would, depending on the shape of the forward curve, result in additional aggregate mark-to-market impacts of between $5.0 million and $20.0 million during any period through 2003.

      In addition to having an impact on Kaiser's earnings, a hypothetical
$.10-per-pound change in primary aluminum prices would also impact Kaiser's cash flows and liquidity through changes in possible margin advance requirements. At
September 30, 2001, Kaiser had received margin advances of $42.7 million.
Increases in primary aluminum prices subsequent to September 30, 2001, could result in Kaiser having to refund and, depending on the amount of the increase, make margin advances. Such amounts could be significant. If primary aluminum prices increased by $.10 per pound (from the September 30, 2001 price) by
December 31, 2001 and the forward curve were as described above, it is estimated that Kaiser could be required to pay in the range of $40.0 million to $60.0 million in respect of both refunds of margin advances from brokers and to make margin advances to the brokers. Kaiser's management considers credit risk related to possible failure of the counterparties to perform their obligations pursuant to the derivative contracts to be minimal.

      Foreign Currency
      Kaiser enters into forward exchange contracts to hedge material cash commitments for foreign currencies. Kaiser's primary foreign exchange exposure is related to its Australian dollar ("A$") commitments in respect of activities associated with its 20.0%-owned affiliate, QAL. Kaiser estimates that, before consideration of any hedging activities, a US $0.01 increase (decrease) in the value of the A$ results in an approximate $1.0 million to $2.0 million
(decrease) increase in Kaiser's annual pre-tax operating income.

      Based on the September 30, 2001 US$ to A$ exchange rate of $.49, Kaiser's foreign currency hedges would result in a net aggregate pre-tax reduction of operating income of approximately $9.7 million for the remainder of 2001 and for the period from 2002 through 2005. Kaiser estimates that a hypothetical 10%
decrease in the A$ exchange rate would result in Kaiser recognizing a net aggregate pre-tax reduction of operating income of approximately $10.4 million for the remainder of 2001 and for the period from 2002 through 2005 from its foreign currency hedging positions. Conversely, Kaiser estimates that a hypothetical 10% increase in the A$ exchange rate (from $.49) would result in
Kaiser realizing a net pre-tax aggregate reduction of operating income of approximately $8.7 million during the remainder of 2001 and for the period from
2002 through 2005.

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

      Kaiser from time to time in the ordinary course of business enters into hedging transactions with major suppliers of energy and energy related financial instruments. Based on the average September 2001 price (per mcf) of approximately $2.53, Kaiser expects to realize a pre-tax reduction of operating income of approximately $5.0 million for the period from October 2001 through
March 2002 associated with these hedging positions. Kaiser estimates that a hypothetical $1.00 decrease from an average September 2001 price would result in Kaiser recognizing a net aggregate pre-tax reduction of operating income of
$8.0 million. Conversely, Kaiser estimates that a hypothetical $1.00 increase from the average September 2001 price would result in Kaiser realizing a net pre-tax aggregate reduction of operating income of approximately $2.0 million during the same period.

      Based on the average September 2001 fuel oil price (per barrel) of approximately $19.79, Kaiser estimates the hedges would result in a net aggregate pre-tax increase to its operating income of approximately $1.3 million in the fourth quarter of 2001.

                           PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

      Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

MAXXAM INC. LITIGATION

   USAT MATTERS

      With respect to the OTS action, on September 12, 2001, the administrative law judge issued a recommended decision in favor of the Respondents on each claim made by the OTS. The OTS Director may accept or change the judge's recommended decision. If changed, such a decision would then be subject to appeal by any of the Respondents to the federal appellate court.

      With respect to the FDIC action, the FDIC may not pursue its claims under the FDIC action if the OTS Director accepts the judge's recommended decision.

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

PACIFIC LUMBER LITIGATION

      With respect to the EPIC-SYP Permits lawsuit and the USWA lawsuit, the
November 2001 trial date for each of these lawsuits has been postponed, and no new trial date for either of these lawsuits has been set.

      With respect to a February 2001 notice of intent to sue Pacific Lumber, on
July 24, 2001, the Bear Creek lawsuit was filed. The lawsuit alleges that
Pacific Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the
CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities in the Bear Creek watershed, and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,000 per day for the defendant's alleged continued violation of the CWA. The Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company continues to believe that it has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse effect on its consolidated financial condition or results of operations.

      With respect to the Hunsaker Action, on July 9, 2001, the U.S. Ninth
Circuit Court of Appeals affirmed the District Court's dismissal of the case.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS:

        4.1     Amended and Restated Credit Agreement, dated as of August 14,
                2001, between Pacific Lumber and Bank of America, N.A.,
                (incorporated herein by reference to Exhibit 4.1 to MGHI's
                Quarterly Report on Form 10-Q for the quarter ended September
                30, 2001; File No. 333-18723)

        10.1    Twenty-Second Amendment to KACC Credit Agreement, dated as of
                October 16, 2001, (incorporated herein by referenced to Exhibit
                10.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001; File No. 1-9447)

        10.2    Twenty-Third Amendment to KACC Credit Agreement, dated as of
                October 24, 2001, (incorporated herein by reference to Exhibit
                10.2 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001; File No. 1-9447)

        *23     Acknowledgment letter from Arthur Andersen L.L.P.

      * Included with this filing.

B.      REPORTS ON FORM 8-K:

      On September 13, 2001, the Company filed a current report on Form 8-K
(under Item 5), related to the recommended decision in favor of the Company in connection with the OTS action.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Registrant and as the principal financial and accounting officers of the
Registrant, respectively.

                                                     MAXXAM INC.

Date: November 13, 2001           By:         /S/      PAUL N. SCHWARTZ
                                      ------------------------------------------
                                                Paul N. Schwartz
                                       President, Chief Financial Officer
                                                 and Director
                                          (Principal Financial Officer)

Date: November 13, 2001           By:       /S/      ELIZABETH D. BRUMLEY
                                      ------------------------------------------
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

CESA:  California Endangered Species Act

Class A Preferred Stock: Class A $.05 Non-Cumulative Participating Convertible
Preferred Stock of the Company

Common Stock:  $0.50 par value common stock of the Company

Company:  MAXXAM Inc.

Custodial Trust Agreement: Term loan due October 22, 2001 that bears interest at
LIBOR plus 2% per annum and is secured by 7,915,000 shares of Kaiser common stock

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

Intercompany Note: Intercompany note issued by MAXXAM Parent to MGHI for an initial principal amount of $125.0 million

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

Pacific Lumber:  The Pacific Lumber Company, a wholly-owned subsidiary of MGI

Pacific Lumber Credit Agreement: The revolving credit agreement between Pacific
Lumber and a bank which provides for borrowings of up to $50.0 million

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

SFAS No. 133: Statement of Financial Accounting Standard No. 133, "Accounting
for Derivative Instruments and Hedging Activities"

SFAS No. 141: Statement of Financial Accounting Standard No. 141, "Business
Combinations"

SFAS No. 142: Statement of Financial Accounting Standard No. 142, "Goodwill and
Other Intangible Assets"

SFAS No. 143: Statement of Financial Accounting Standard No. 143, "Accounting
for Asset Retirement Obligations"

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