Form 10-K
period 2001-12-31
MAXXAM INC
filed 2002-04-15
CIK 63814

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
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001        COMMISSION FILE NUMBER 1-3924

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

                           ---------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                       ON WHICH REGISTERED
      ---------------------            ------------------------------------
Common Stock, $.50 par value..........                American

   Number of shares of common stock outstanding at April 11, 2002: 6,527,671
        Securities registered pursuant to Section 12(g) of the Act: None.

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

      Based upon the April 11, 2002 American Stock Exchange closing price of
$12.78 per share, the aggregate market value of the Registrant's outstanding voting stock held by non-affiliates is approximately $46.7 million.

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

Term
--------------------------------
$100 Preference Stock
1984 Plan
1994 Director Plan
1994 Omnibus Plan
Acquiring Person
AKW
Alpart
AMT Price
Anglesey
Bear Creek lawsuit
BOF
BPA
Britt
Britt Agreement
CARIFA
CDF
CEQA
CERCLA
CESA
Class A Preferred Stock
Code
Common Stock
Company
Court
Custodial Trust Agreement
CWA
DIP Facility
Drexel
Elk River Timberlands
Environmental Laws
Environmental Plans
EPA
EPIC-SYP/Permits lawsuit
Equity Fund Partnership
ERF lawsuit
ESA
FASB
FDIC
FDIC action
FDIC Counterclaim
Federated
FHLBB
FireRock, LLC
Forest Practice Act
GIS
GPS
Grizzly Creek Grove
HCP
Headwaters Agreement
Headwaters Timberlands
Hydro
Intercompany Note
Junior Preferred Stock
KACC
Kacc 10 7/8 Senior Notes
KACC 9 7/8 Senior Notes
KACC Notes
KACC Senior Subordinated Notes
Kahn lawsuit
Kaiser
KJBC
Lakepointe Assets
Lakepointe Notes
LIFO
LME Prices
London Facility
LTSY
MAXXAM
MAXXAM Parent
MGHI
MGHI Notes
MGI
NLRB
North Coast Water Board
Notice
Old growth
OTS
OTS action
Pacific Lumber
Pacific Lumber Credit Agreement
Palco Companies
Palmas
Permits
QAL
Racing Act
Racing Commission
Redeemable Preference Stock
Required Liquidity Amount
Respondents
Rights
Salmon Creek
SAR Account
Scotia LLC
Scotia LLC Line of Credit
Scotia LLC Timber
Scotia LLC Timber Rights
Scotia LLC Timberlands
Series A Right
Series B Right
SFAS No. 133
SFAS No. 141
SFAS No. 142
SFAS No. 143
SFAS No. 144
SFAS No. 66
SHRP, Ltd.
SunRidge Canyon LLC
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

-     Aluminum, through its majority owned subsidiary, Kaiser Aluminum
      Corporation ("KAISER") (62% owned as of December 31, 2001), an integrated aluminum producer. Kaiser, through its wholly owned principal operating subsidiary, Kaiser Aluminum & Chemical Corporation ("KACC"), operates in several principal aspects of the aluminum industry--the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina and the manufacture of fabricated (including semi-fabricated) aluminum products. As of December 31, 2001, a substantial portion of the Company's consolidated assets, liabilities, revenues, results of operations and cash flows were attributable to Kaiser. On
      February 12, 2002, Kaiser, KACC and 13 of KACC's wholly owned subsidiaries filed separate voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the "COURT") for reorganization under
      Chapter 11 of the United States Bankruptcy Code (the "CODE"). On March 15,
      2002, two additional wholly owned subsidiaries of KACC filed petitions in the Court. Kaiser, KACC and the 15 subsidiaries of KACC that have filed petitions are collectively referred to herein as the "DEBTORS" and the
      Chapter 11 proceedings of these entities are collectively referred to herein as the "CASES." For purposes of this Report, the term "FILING DATE"
      shall mean, with respect to any particular Debtor, the date on which such
      Debtor filed its Case. See "--Aluminum Operations--Reorganization
      Proceedings" and Notes 1 and 9 to the Consolidated Financial Statements.

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

-     Real estate investment and development, managed through its wholly owned subsidiary, MAXXAM Property Company. The Company, principally through its wholly owned subsidiaries, is engaged in the business of residential and commercial real estate investment and development, primarily in Puerto
      Rico, Arizona, California and Texas.

-     Racing operations, through Sam Houston Race Park, Ltd. ("SHRP, LTD."), a
      Texas limited partnership, in which the Company currently owns a 100%
      interest. SHRP, Ltd. owns and operates a Class 1 pari-mutuel horse racing facility in the greater Houston metropolitan area, and a pari-mutuel greyhound racing facility in Harlingen, Texas.

Results and activities for MAXXAM Inc. and for MAXXAM Group Holdings Inc.
("MGHI"), exclusive of their subsidiaries, are not included in the above segments. MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company.

      This Annual Report on Form 10-K contains statements which
constitute"forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section (see Item 1. "Business--Aluminum
Operations--General--Reorganization Proceedings," "--Business
Operations--Bauxite and Alumina Business Unit," "--Primary Aluminum Business
Unit," "--Commodities Marketing Business Unit," "--Competition," "--Forest
Products Operations--Harvesting Practices," "--Production Facilities" and
"--Regulatory and Environmental Factors;" most sections under Item 3. "Legal
Proceedings;" several sections under Item 7. "Management's Discussion and
Analysis of Financial Condition and Results of Operations;" and Item 7A.
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

   REORGANIZATION PROCEEDINGS

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      The Debtors filed the Cases in the Court for reorganization under Chapter
11 of the Code. None of KACC's non-U.S. affiliates were included in the Cases.
The Cases are being jointly administered with the Debtors managing their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Court.

      The Cases were filed as a result of liquidity and cash flow problems of
Kaiser arising in late 2001 and early 2002. Kaiser was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11, 2001. In addition, Kaiser had become increasingly burdened by the asbestos litigation and growing legacy obligations for retiree medical and pension costs. The confluence of these factors created the prospect of continuing operating losses and negative cash flow, resulting in lower credit ratings and an inability to access the capital markets.

      The outstanding principal of, and accrued interest on, all long-term debt of the Debtors became immediately due and payable as a result of the commencement of the Cases. However, the vast majority of the claims in existence at the Filing Date (including claims for principal and accrued interest and substantially all legal proceedings) are stayed (deferred) while Kaiser continues to manage the businesses. The Court, however, upon motion by the
Debtors, has permitted the Debtors to pay or otherwise honor certain unsecured pre-Filing Date claims, including employee wages and benefits and customer claims in the ordinary course of business, subject to certain limitations, and to fund, on an interim basis pending a final determination on the issue by the
Court, its joint ventures in the ordinary course of business. The Debtors also have the right to assume or reject executory contracts, subject to Court approval and certain other limitations. In this context, "assumption" means that the Debtors agree to perform their obligations and cure certain existing defaults under the executory contract and "rejection" means that the Debtors are relieved from their obligations to perform further under the executory contract and are subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of an executory contract is treated as a general unsecured claim in the Cases.

      Generally, pre-Filing Date claims against the Debtors will fall into two categories: secured and unsecured, including certain contingent or unliquidated claims. Under the Code, a creditor's claim is treated as secured only to the extent of the value of the collateral securing such claim, with the balance of such claim being treated as unsecured. Unsecured and partially secured claims do not accrue interest after the Filing Date. A fully secured claim, however, may accrue interest after the Filing Date until the amount due and owing to the secured creditor, including interest accrued after the Filing Date, is equal to the value of the collateral securing such claim. The amount and validity of pre-Filing Date contingent or unliquidated claims, although presently unknown, ultimately may be established by the Court or by agreement of the parties. As a result of the Cases, additional pre-Filing Date claims and liabilities may be asserted, some of which may be significant. No provision has been included in the accompanying financial statements for such potential claims and additional liabilities that may be filed on or before a date to be fixed by the Court as the last day to file proofs of claim.

      The following table sets forth certain 2001 financial information for the
Debtors and Kaiser.

                                                                                      Consolidation/
                                                                                       Elimination       Kaiser
                                                         Debtors       non-Debtors       Entries      Consolidated
                                                      -------------  ---------------  -------------  --------------
                                                                              (In millions)
Net sales...........................................  $    1,252.8   $        592.7   $     (112.8)  $     1,732.7
Operating income....................................          66.0             11.3          (12.4)           64.9
Net income (loss)...................................        (445.9)            11.7          (25.2)         (459.4)

Current assets......................................  $      607.6   $        151.6   $          -   $       759.2
Current liabilities.................................         702.0            101.4              -           803.4
Total assets........................................       2,449.8          1,654.7       (1,360.8)        2,743.7
Total liabilities and minority interests............       2,890.9            274.2           19.7         3,184.8
Total equity (deficit)..............................        (441.1)         1,380.5       (1,380.5)        (441.1)

      On February 12, 2002, in order to fund cash requirements during the pendency of the Cases, Kaiser entered into a post-petition credit agreement with a group of lenders for debtor-in-possession financing (the "DIP FACILITY") which provides for a secured, revolving line of credit through the earlier of February
12, 2004, the effective date of a plan of reorganization or voluntary termination by Kaiser. The DIP Facility replaced Kaiser's Credit Agreement.
Kaiser is able to borrow under the DIP Facility by means of revolving credit advances and letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of $300.0 million or a borrowing base relating to eligible accounts receivable, eligible inventory and eligible fixed assets reduced by certain reserves, as defined in the DIP Facility agreement. The DIP Facility is guaranteed by Kaiser and certain of its significant subsidiaries. Interest on any outstanding balances will bear a spread over either a base rate or LIBOR, at
Kaiser's option. On March 19, 2002, the Court signed a final order approving the
DIP Facility.

      Kaiser's objective is to achieve the highest possible recoveries for all creditors and stockholders, consistent with the Debtors' abilities to pay and the continuation of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or achieve a successful reorganization. Further, there can be no assurance that the liabilities of the
Debtors will not be found in the Cases to exceed the fair value of their assets.
This could result in claims being paid at less than 100% of their face value and the equity of Kaiser's stockholders being diluted or cancelled. At this time, it is not possible to predict the outcome of the Cases, in general, or the effect of the Cases on the businesses of the Debtors or on the interests of creditors and stockholders.

      Two creditors' committees, one representing the unsecured creditors and the other representing the asbestos claimants, have been appointed as official committees in the Cases and, in accordance with the provisions of the Code, will have the right to be heard on all matters that come before the Court. The
Debtors expect that the appointed committees, together with a legal representative of potential future asbestos claimants to be appointed by the
Court, will play important roles in the Cases and the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain of the committees' costs and expenses, including those of their counsel and other advisors.

      The Debtors anticipate that substantially all liabilities of the Debtors as of the Filing Date will be resolved under one or more plans of reorganization to be proposed and voted on in the Cases in accordance with the provisions of the Code. Although the Debtors intend to file and seek confirmation of such a plan or plans, there can be no assurance as to when the Debtors will file such a plan or plans, or that such plan or plans will be confirmed by the Court and consummated.

      As provided by the Code, the Debtors initially have the exclusive right to propose a plan of reorganization for 120 days following the Filing Date. If the
Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite classes and numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s)
of reorganization for the Debtors.

      On April 12, 2002, Kaiser filed with the Court a motion seeking an order of the Court prohibiting the Company (or MGHI), without first seeking Court relief, from making any disposition of its stock of Kaiser, including any sale, transfer, or exchange of such stock or treating any of its Kaiser stock as worthless for federal income tax purposes. Kaiser indicated in its Court filing that it was concerned that such a transaction could have the effect of depriving
Kaiser of the ability to utilize the full value of its net operating losses, foreign tax credits and minimum tax credits. The Company is in the process of analyzing the motion and other materials which were filed with the Court.

   SUMMARY OF BUSINESS OPERATIONS

      Kaiser's operations are conducted through KACC's business units. The following table sets forth production and third party purchases of bauxite, alumina and primary aluminum and third party shipments and intersegment transfers of bauxite, alumina, primary aluminum and fabricated products for the years ended December 31, 2001, 2000 and 1999:

                                                  Sources(1)                       Uses(1)
                                          ----------------------------  ---------------------------
                                                          Third Party    Third Party   Intersegment
                                          Production       Purchases      Shipments      Transfers
                                          -----------     ------------  ------------   ------------
                                                               (In thousands of tons)
Bauxite
   2001..................................     5,628.3         1,916.3        1,512.2        4,355.4
   2000..................................     4,305.0         2,290.0        2,007.0        2,342.0
   1999..................................     5,261.0         2,251.6        1,497.0        3,515.0
Alumina
   2001..................................     2,813.9 (2)       115.0        2,582.7          422.8
   2000..................................     2,042.9           322.0        1,927.1          751.9
   1999..................................     2,524.0           395.0        2,093.9          757.3
Primary Aluminum
   2001..................................       214.3           214.4          437.2 (3)
   2000..................................       411.4           206.5          672.4 (3)          -
   1999..................................       426.4           260.1          684.6 (3)          -
---------------

(1)   Sources and uses will not equal due to the impact of inventory changes and alumina and metal swaps.
(2)   During September 2001, Kaiser sold an 8.3% interest in Queensland Alumina
      Limited ("QAL"). See "--Business Operations--Bauxite and Alumina Business
      Unit" below for a discussion of the effects of the sale on alumina production.
(3)   Includes both primary aluminum shipments and pounds of aluminum contained in fabricated aluminum product shipments. See Item 7. "Management's
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

      Bauxite and Alumina Business Unit
      The following table lists Kaiser's bauxite mining and alumina refining facilities as of December 31, 2001:

                                                                                                        ANNUAL
                                                                                                      PRODUCTION          TOTAL
                                                                                                       CAPACITY          ANNUAL
                                                                                      KAISER         AVAILABLE TO      PRODUCTION
                 ACTIVITY                        FACILITY          LOCATION          OWNERSHIP          KAISER          CAPACITY
-------------------------------------------    -------------      -----------      ------------      ------------     ------------
                                                                                                        (IN THOUSANDS OF TONS)

Bauxite Mining                                 KJBC(1)            Jamaica              49.0%              4,500.0          4,500.0
                                               Alpart(2)          Jamaica              65.0%              2,275.0          3,500.0
                                                                                                     ------------     ------------
                                                                                                          6,775.0          8,000.0
                                                                                                     ============     ============

Alumina Refining                               Gramercy           Louisiana           100.0%              1,250.0          1,250.0
                                               Alpart             Jamaica              65.0%                942.5          1,450.0
                                               QAL(3)             Australia            20.0%                  730          3,650.0
                                                                                                     ------------     ------------
                                                                                                          2,922.5          6,350.0
                                                                                                     ============     ============

------------------

(1)   Kaiser Jamaica Bauxite Company ("KJBC").
(2)   Alumina Partners of Jamaica ("ALPART") bauxite is refined into alumina at the Alpart refinery.
(3)   During September 2001, Kaiser sold an 8.3% interest in QAL.

      Kaiser is a major producer of alumina and sells significant amounts of its alumina production in domestic and international markets. Kaiser's strategy is to sell a substantial portion of the alumina available to it in excess of its internal smelting requirements under multi-year sales contracts with prices linked to the price of primary aluminum. During 2001, Kaiser sold alumina to approximately 12 customers, the largest and top five of which accounted for approximately 21% and 64%, respectively, of the business unit's third-party net sales. All of Kaiser's third-party sales of bauxite in 2001 were made to one customer, which sales represent approximately 6% of the business unit's third-party net sales. Kaiser's principal customers for bauxite and alumina consist of other aluminum producers, trading intermediaries who resell raw materials to end-users, and users of chemical grade alumina. See "--Commodities
Marketing Business Unit" and "--Competition."

      The Government of Jamaica has granted Kaiser a mining lease for the mining of bauxite which will, at a minimum, satisfy the bauxite requirements of
Kaiser's Gramercy, Louisiana, alumina refinery so that it will be able to produce at its current rated capacity until 2020. KJBC mines bauxite from the land which is subject to the mining lease as an agent for Kaiser. Although
Kaiser owns 49% of KJBC, it is entitled to, and generally takes, all of its bauxite output. A substantial majority of the bauxite mined by KJBC is refined into alumina at the Gramercy facility, and the remainder is sold to two third party customers. The Government of Jamaica, which owns 51% of the KJBC, has agreed to grant Kaiser an additional bauxite mining lease. The new mining lease will be effective upon the expiration of the current lease in 2020 and will enable the Gramercy facility to produce at its rated capacity for an additional ten year period. The Debtors have received the authority from the Court to continue to fund KJBC's cash requirements in the ordinary course of business.
See Note 3 to the Consolidated Financial Statements for more detailed information regarding the Gramercy incident.

      Alumina produced by the Gramercy plant is primarily sold to third parties.
The Gramercy refinery produces two products: smelter grade alumina and chemical grade alumina (e.g. hydrate). Smelter grade alumina is sold under long-term contracts typically linked to London Metal Exchange prices ("LME PRICES") for primary aluminum. Chemical grade alumina is sold at a premium price over smelter grade alumina. Production at the Gramercy refinery was completely curtailed in
July 1999 when it was extensively damaged by an explosion in the digestion area of the plant. A number of employees were injured in the incident, some of them severely. Production at the plant remained curtailed until the middle of
December 2000 at which time partial production commenced. Construction at the facility was substantially completed during the third quarter of 2001. During
2001, the Gramercy facility incurred abnormal related start-up costs of approximately $64.9 million. These abnormal costs resulted from operating the plant in an interim and less efficient mode pending the completion of construction and reaching the plant's intended production rates and efficiency.
During the first nine months of 2001, the plant operated at approximately 68% of its newly rated estimated annual capacity of 1,250,000 tons. During the fourth quarter of 2001, the plant operated at approximately 90% of its newly-rated capacity. By the end of February 2002, the plant was operating at just below
100% of its newly-rated capacity. The facility is now focusing its efforts on achieving its full operating efficiency. While production was curtailed, Kaiser purchased alumina from third parties, in excess of the amounts of alumina available from other Kaiser-owned facilities, to supply major customers' needs as well as to meet intersegment requirements. See Item 7. "Management's
Discussion and Analysis of Financial Condition and Results of
Operations--Financial Condition and Investing and Financing Activities--Aluminum
Operations--Financing Activities and Liquidity" and Note 3 to the Consolidated
Financial Statements for further information regarding the Gramercy incident.

      Kaiser holds its interests in Alpart through two wholly owned subsidiaries which did not file petitions for reorganization under the Code. The Debtors have received the authority from the Court to continue to fund Alpart's cash requirements in the ordinary course of business. Alpart holds bauxite reserves and owns a 1.45 million ton per year alumina plant located in Jamaica. Kaiser owns a 65% interest in Alpart, and Hydro Aluminium a.s ("HYDRO") owns the remaining 35% interest. Kaiser has management responsibility for the facility on a fee basis. Kaiser and Hydro have agreed to be responsible for their proportionate shares of Alpart's costs and expenses. The Government of Jamaica has granted Alpart a mining lease and has entered into other agreements with
Alpart designed to assure that sufficient reserves of bauxite will be available to Alpart to operate its refinery, as it may be expanded up to a capacity of 2.0 million tons per year, through the year 2024.

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

      Kaiser owns a 20% interest in QAL after selling an approximate 8.3%
interest in September 2001. Kaiser holds its interest in QAL through a wholly owned subsidiary which was one of Kaiser's subsidiaries that filed a petition for reorganization under the Code. The Debtors currently have the authority from the Court to fund QAL's cash requirements in the ordinary course of business.
QAL, which is located in Queensland, Australia, owns one of the largest and most competitive alumina refineries in the world. QAL refines bauxite into alumina, essentially on a cost basis, for the account of its shareholders under long-term tolling contracts. The shareholders, including Kaiser, purchase bauxite from another QAL shareholder under long-term supply contracts. Kaiser has contracted with QAL to take approximately 614,000 tons per year of alumina or pay standby charges. Kaiser is unconditionally obligated to pay amounts calculated to service its share ($79.4 million at December 31, 2001) of certain debt of QAL, as well as other QAL costs and expenses, including bauxite shipping costs. Had the sale of the QAL interest been effective as of the beginning of 2001,
Kaiser's share of QAL's production for 2001 would have been reduced by approximately 196,000 tons. Historically, Kaiser has sold about half of its share of QAL's production to third parties and has used the remainder to supply its Northwest smelters, which are temporarily curtailed. The reduction in
Kaiser's alumina supply associated with its sale of the QAL interest is expected to be substantially offset by the return of its Gramercy alumina refinery to full operations at a higher capacity and by a planned increase in capacity at its Alpart alumina refinery in Jamaica. Accordingly, the QAL transaction is not expected to have an adverse impact on Kaiser's ability to satisfy existing third-party customer contracts.

      In 2001, Kaiser sold alumina to approximately 12 customers, the largest and top five of which accounted for approximately 21% and 64% of the business unit's third party net sales, respectively. All of Kaiser's third-party sales of bauxite in 2001 were made to one customer, which sales represent approximately
6% of the business unit's third party net sales. Kaiser's principal customers for bauxite and alumina consist of other aluminum producers, trading intermediaries who resell raw materials to end-users, and users of chemical grade alumina.

      Primary Aluminum Business Unit
      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      The following table lists Kaiser's primary aluminum smelting facilities as of December 31, 2001:

                                                                               ANNUAL
                                                                                RATED              TOTAL
                                                                              CAPACITY            ANNUAL           2001
                                                            KAISER          AVAILABLE TO           RATED         OPERATING
           LOCATION                    FACILITY            OWNERSHIP           KAISER            CAPACITY          RATE
------------------------------      ---------------      ------------      --------------      ------------     -----------
                                                                                (IN THOUSANDS OF TONS)
Domestic:
      Washington                    Mead                      100%                200.0              200.0             -(1)
      Washington                    Tacoma                    100%                 73.0               73.0             -(1)
                                                                           --------------      ------------
           Subtotal                                                               273.0              273.0
                                                                           --------------      ------------

International:
      Ghana                         Valco                      90%                180.0              200.0           81%
      Wales, United Kingdom         Anglesey                   49%                 66.2              135.0          102%
                                                                           --------------      ------------
           Subtotal                                                               246.2              335.0
                                                                           --------------      ------------

                Total                                                             519.2              608.0
                                                                           ==============      ============

------------------

(1)  Production was completely curtailed during 2001.

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

      The process of converting alumina into aluminum requires significant amounts of electric power. Electric power represents an important production input for Kaiser at its aluminum smelters, and its cost can significantly affect
Kaiser's profitability. Kaiser has historically purchased a significant portion of its electric power for the Mead and Tacoma, Washington, smelters from the
Bonneville Power Administration ("BPA"). Over recent years, the BPA has supplied approximately half of the electric power for the two plants, with the balance coming from other suppliers.

      In response to the unprecedented high market prices for power in the
Pacific Northwest, Kaiser temporarily curtailed primary aluminum production at the Mead and Tacoma, Washington, smelters during the second half of 2000 and all of 2001. During this same period, Kaiser sold the available power that it had under contract through September 30, 2001. As a result of the curtailments,
Kaiser avoided the need to purchase power on a variable market price basis and received cash proceeds sufficient to more than offset the cash impact of the potline curtailments over the period for which the power was sold. As of
December 31, 2001, both the Mead and Tacoma, Washington, smelters were completely curtailed and are expected to remain curtailed at least through early
2003. However, Kaiser continues to operate the Tacoma rod-mill.

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

      During October 2000, Kaiser signed a new power contract with the BPA under which the BPA, starting October 1, 2001, provides Kaiser's operations in the
State of Washington with up to approximately 290 megawatts of power through
September 2006. The contract provides Kaiser with sufficient power to fully operate the Flat-Rolled Products Business Unit's Trentwood facility (which requires up to an approximate 40 megawatts) as well as approximately 40% of the combined capacity of Kaiser's Mead and Tacoma smelting operations. The BPA has announced that it currently intends to set rates under the contract in six month increments. The rate for the initial period (from October 1, 2001 through March
31, 2002) was approximately 46% higher than power costs under the prior contract. Power prices for the April 2002 through September 2002 period are essentially unchanged from the prior six-month rate. Kaiser cannot predict what rates will be charged in future periods. Such rates will be dependent on such factors as the availability of and demand for electrical power, which are largely dependent on weather, the price for alternative fuels, particularly natural gas, as well as general and regional economic and ecological factors.
The contract also includes a take-or-pay requirement and clauses under which
Kaiser's power allocation could be curtailed, or its costs increased, in certain instances. Under the contract, Kaiser can only remarket its power allocation to reduce or eliminate take-or-pay requirements. Kaiser is not entitled to receive any profits from any such remarketing efforts. During October 2001, Kaiser and the BPA reached an agreement whereby: (a) Kaiser would not be obligated to pay for potential take-or-pay obligations in the first year of the contract and (b)
Kaiser retained its rights to restart its smelter operations at any time. In return for the foregoing, Kaiser granted the BPA certain limited power interruption rights in the first year of the contract if Kaiser is operating its
Northwest smelters. The Department of Energy acknowledged that capital spending in respect of the Gramercy refinery was consistent with the contractual provisions of the prior contract with respect to the use of power sale proceeds.
Beginning October 2002, unless there is a further amendment of Kaiser's obligations, Kaiser could be liable for take-or-pay costs under the BPA contract, and such amounts could be significant. Kaiser is reviewing its rights and obligations in respect of the BPA contract in light of the filing of the
Cases. See Note 4 of Notes to Consolidated Financial Statements for additional information regarding the BPA contract.

      Subject to the limited interruption rights granted to the BPA (described above), Kaiser has sufficient power under contract, and retains the ability, to restart up to 40% (4.75 potlines) of its Northwest smelting capacity. Were
Kaiser to restart additional capacity (in excess of 4.75 potlines), it would have to purchase additional power from the BPA or other suppliers. For Kaiser to make such a decision, it would have to be able to purchase such power at a reasonable price in relation to current and expected market conditions for a sufficient term to justify its restart costs, which could be significant depending on the number of lines restarted and the length of time between the shutdown and restart. Given recent primary aluminum prices and the forward price of power in the Northwest, it is unlikely that Kaiser would operate more than a portion of its Northwest smelting capacity in the near future. Were Kaiser to restart all or a portion of its Northwest smelting capacity, it would take between three to six months to reach the full operating rate for such operations, depending upon the number of lines restarted. Even after achieving the full operating rate, operating only a portion of the Northwest capacity would result in production/cost inefficiencies such that operating results would, at best be breakeven to modestly negative at long-term primary aluminum prices. However, operating at such a reduced rate could, depending on prevailing economics, result in improved cash flows as opposed to remaining curtailed and incurring the Company's fixed and continuing labor and other costs. This is because Kaiser is contractually liable for certain severance, supplemental unemployment benefits and early retirement benefits for laid-off workers under
Kaiser's contract with the United Steelworkers of America ("USWA") during periods of curtailment. As of December 31, 2001, all such contractual compensation costs have been accrued for all USWA workers in excess of those expected to be required to run the Northwest smelters at a rate up to the above stated 40% smelter operating rate. These costs are expected to be incurred periodically through September 2002. Costs associated with the USWA workers that
Kaiser estimates would be required to operate the smelters at an operating rate of up to 40% have been accrued through early 2003, as Kaiser does not currently expect to restart the Northwest smelters prior to that date. If such workers are not recalled prior to the end of the first quarter of 2003, Kaiser could become liable for additional early retirement costs. Such costs could be significant and could adversely impact Kaiser's operating results and liquidity. The present value of such costs could be in the $50.0 million to $60.0 million range.
However, such costs would likely be paid out over an extended period.

      Kaiser manages, and owns a 90% interest in, the Volta Aluminium Company
Limited ("VALCO") aluminum smelter in Ghana. The Valco smelter uses pre-bake technology and processes alumina supplied by Kaiser and the other participant into primary aluminum under tolling contracts which provide for proportionate payments by the participants. Kaiser's share of the primary aluminum is sold to third parties. Valco's operating level has been subject to fluctuations resulting from the amount of power it is allocated by the Volta River Authority
("VRA"). The operating level over the last five years has ranged from one to four out of a total of five potlines. During 2001 and 2000, Valco operated an average of four potlines. During late 2000, Valco, the Government of Ghana and the VRA reached an agreement, subject to Parliamentary approval, that would provide sufficient power for Valco to operate at least three and one-half of its five potlines through 2017. However, Parliamentary approval has not been received and, effective March 3, 2002, the Government of Ghana reduced Valco's power allocation forcing Valco to curtail one of its four operating potlines.
Valco has objected to the power curtailment and expects to seek remedies from the Government of Ghana. Valco has met with the Government of Ghana and the VRA and anticipates such discussions will continue in respect of the current and future power situation. Valco currently expects to operate approximately three potlines during the remainder of 2002. However, no assurances can be provided that Valco will continue to receive sufficient power to operate three potlines for the balance of 2002 or thereafter.

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

      Kaiser does not expect Valco's or Anglesey's operations to be adversely affected as a result of the Cases as the Debtors have received the authority from the Court to fund Valco's and Anglesey's cash requirements in the ordinary course of business.

      Kaiser's principal primary aluminum customers consist of large trading intermediaries and metal brokers. In 2001, Kaiser sold its primary aluminum production not utilized for internal purposes to approximately 96 customers, the largest and top five of which accounted for approximately 72% and 92% of the business unit's third-party net sales, respectively. See "--Competition."
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
Primary aluminum-related hedging activities are managed centrally on behalf of all of Kaiser's business segments to minimize transaction costs, monitor consolidated net exposures and to allow for increased responsiveness to changes in market factors. Because the agreements underlying Kaiser's hedging positions provided that the counterparties to the hedging contracts could liquidate
Kaiser's hedging positions if Kaiser filed for reorganization, Kaiser chose to liquidate these positions in advance of the Filing Date. Gains or losses associated with these liquidated positions have been deferred and are being recognized over the original hedging periods as the underlying purchases/sales are still expected to occur. Kaiser anticipates that, subject to the approval of the Court and prevailing economic conditions, it may reinstitute an active hedging program. However, no assurance can be given as to when or if the appropriate Court approval will be obtained or when or if such hedging activities will restart. See Item 7A. "Quantitative and Qualitative Disclosures
about Market Risk" and Notes 1 and 17 to the Consolidated Financial Statements.

      Hedging activities conducted in respect of Kaiser's cost exposure to energy prices and foreign exchange rates are not considered a part of the commodities marketing segment. Rather, such activities are included in the results of the business unit to which they relate.

      Flat-Rolled Products Business Unit
      The flat-rolled products business unit operates the Trentwood, Washington, rolling mill. During recent years, the business unit has sold to the aerospace, transportation and industrial markets (producing heat treat sheet and plate products and automotive brazing sheet) and the beverage container market
(producing lid and tab stock), both directly and through distributors.

      During 2000, KACC shifted the product mix of its Trentwood rolling mill toward higher value-added product lines, and exited beverage can body stock and wheel and common alloy products in an effort to enhance its profitability.
Kaiser continues to reassess the product mix of its Trentwood rolling mill, and has concluded that the business unit's profitability can be enhanced by further focusing resources on its core, heat-treat business and by exiting lid and tab stock product lines used in the beverage container market and brazing sheet for the automotive market. As a result of this decision, Kaiser plans to sell or idle several pieces of equipment resulting in an impairment charge of approximately $17.7 million at December 31, 2001. Additional charges are likely as Kaiser works through all of the operational impacts of this decision to exit lid and tab stock and brazing sheet.

      In 2001, the business unit sold to approximately 101 customers, most of which represented heat treat product shipments to distributors who sell to a variety of industrial end-users. The largest and top five customers in the ATI markets for flat-rolled heat-treat products accounted for approximately 17% and
35%, respectively, of the business unit's third party net sales. The business unit also sold lid and tab stock to beverage container manufacturing locations in the United States. The largest and top five of such customers accounted for approximately 9% and 16%, respectively, of the business unit's third-party net sales. See "--Competition" below. Sales are made directly to end-use customers and distributors by Kaiser sales representatives located in the United States and Europe, and by independent sales agents in Asia.

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
Sherman, Texas; Tulsa, Oklahoma; Richmond, Virginia; and London, Ontario,
Canada. Products manufactured at these facilities include rod, bar, tube, shapes and billet. Hard-alloy extrusion facilities are located in Newark, Ohio, and
Jackson, Tennessee, and produce rod, bar, screw machine stock, redraw rod, forging stock and billet. The business unit also extrudes seamless tubing in both hard and soft alloys at a facility in Richland, Washington, and produces drawn tube in both hard and soft alloys at a facility in Chandler, Arizona, that it purchased in May 2000. Soft-alloy extruded seamless and drawn tubing is also produced at the Richmond, Virginia facility.

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

      Kaiser's London, Ontario facility (the "LONDON FACILITY") is owned by one of its wholly owned subsidiaries that did not file a petition for reorganization under the Code. The Debtors have received the authority to continue to fund the
London Facility's cash requirements in the ordinary course of business.
Accordingly, Kaiser does not believe the London Facility's operations will be adversely affected by the Cases.

      In 2001, the engineered products business unit had approximately 400 customers, the largest and top five of which accounted for approximately 10% and
24%, respectively, of the business unit's third party net sales. See
"--Competition" below. Sales are made directly to end-use customers and distributors by Kaiser sales representatives located across the United States.

   COMPETITION

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      Kaiser competes globally with producers of bauxite, alumina, primary aluminum, and fabricated aluminum products. Many of Kaiser's competitors have greater financial resources than Kaiser. Primary aluminum and, to some degree, alumina are commodities with generally standard qualities, and competition in the sale of these commodities is based primarily upon price, quality and availability. Aluminum competes in many markets with steel, copper, glass, plastic, and other materials. Kaiser competes with numerous domestic and international fabricators in the sale of fabricated aluminum products and markets its fabricated aluminum products in the United States and abroad. Sales are made directly and through distributors to a large number of customers.
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

      Although the USWA dispute has been settled and the workers have returned to the facilities, two allegations of unfair labor practices ("ULPS") remain in connection with the USWA strike and subsequent lock-out. Kaiser believes that these charges are without merit. See Item 3. "Legal Proceedings--Kaiser
Litigation--Labor Matters" and Note 16 to the Consolidated Financial Statements,
"--Labor Matters" for a discussion of the ULPs. The Company believes that the remaining charges made against Kaiser by the USWA are without merit.

   RESEARCH AND DEVELOPMENT

      Net expenditures for Kaiser-sponsored research and development activities were $4.0 million in 2001, $5.6 million in 2000 and $11.0 million in 1999.
Kaiser estimates that research and development net expenditures will be in the range of $3.0 million to $5.0 million in 2002.

   EMPLOYEES

      During 2001, Kaiser employed an average of approximately 6,500 persons, compared with an average of approximately 7,800 persons in 2000 and approximately 8,600 persons in 1999. At December 31, 2000, Kaiser employed approximately 5,800 persons (excluding approximately 1,100 on a layoff status), of which approximately 3,100 were employed by the Debtors, and 2,700 were employed by the non-Debtors. The foregoing employee figures for 2000 and 1999 include the USWA workers who were subject to the lockout imposed by Kaiser as a result of the labor dispute that was settled in September 2000. During the labor dispute, Kaiser operated the five affected facilities with temporary workers who were not included in the employee counts for 2000 and 1999.

      The labor agreements with hourly employees at the Los Angeles, California, and Richmond, Virginia, Engineered products facilities were renewed in 2001. The labor agreement with the employees at the Valco smelter in Ghana was renewed during the first quarter of 2002 and the labor agreement with the employees at the Alpart refinery in Jamaica is expected to be renewed during the second quarter of 2002.

   ENVIRONMENTAL MATTERS

      Kaiser is subject to a wide variety of international, federal, state and local environmental laws and regulations (the "ENVIRONMENTAL LAWS"). The
Environmental Laws regulate, among other things, air and water emissions and discharges; the generation, storage, treatment, transportation and disposal of solid and hazardous waste; and the release of hazardous or toxic substances, pollutants and contaminants into the environment. During the pendency of the
Cases, substantially all pending litigation, except certain environmental claims and litigation, against the Debtors is stayed.

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
Discussion and Analysis of Financial Condition and Results of
Operations--Financial Condition and Investing and Financing Activities--Aluminum
Operations--Environmental, Labor and Other Contingencies" and Note 16 to the
Consolidated Financial Statements under the heading "Aluminum
Operations--Environmental Contingencies."

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

      Kaiser's obligations under the DIP Facility, are secured by, among other things, mortgages on its major domestic plants. For a description of the DIP
Facility, see Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations--Financial Condition and Investing and
Financing Activities--Aluminum Operations" and Note 11 to the Consolidated
Financial Statements.

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

   TIMBER AND TIMBERLANDS

      Pacific Lumber owns and manages approximately 218,000 acres of virtually contiguous commercial timberlands located in Humboldt County along the northern
California coast, an area which has very favorable soil and climate conditions for growing timber. These timberlands contain approximately 71% redwood, 23%
Douglas-fir and 6% other timber, are located in close proximity to Pacific
Lumber's and Britt's sawmills, and contain an extensive network of roads.
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

      On March 1, 1999, Pacific Lumber and its wholly owned subsidiaries, Scotia
LLC and Salmon Creek LLC ("SALMON CREEK")(collectively, the "PALCO COMPANIES")
consummated the Headwaters Agreement (the "HEADWATERS AGREEMENT") with the
United States and California. Pursuant to the agreement, approximately 5,600 acres of timberlands owned by the Palco Companies known as the Headwaters Forest and the Elk Head Springs Forest (the "HEADWATERS TIMBERLANDS") were transferred to the United States. In exchange, Salmon Creek was paid $299.9 million, Scotia
LLC was paid $150,000 and approximately 7,700 acres of timberlands known as the
Elk River Timberlands (the "ELK RIVER TIMBERLANDS") were transferred to Pacific
Lumber and subsequently transferred to Scotia LLC. In addition, habitat conservation and sustained yield plans (the "ENVIRONMENTAL PLANS") were approved covering the Scotia LLC Timberlands and California agreed to purchase a portion of Pacific Lumber's Grizzly Creek grove, as well as Scotia LLC's Owl Creek grove. In December 2000, California purchased the Owl Creek grove for $67.0 million in cash, and on November 15, 2001, purchased a portion of the Grizzly
Creek grove for $19.8 million in cash. Salmon Creek placed $169.0 million of the proceeds from the sale of the Headwaters Timberlands into a Scheduled
Amortization Reserve Account ("SAR ACCOUNT") in order to support principal payments on Scotia LLC's Timber Notes. See "Regulatory and Environmental
Factors" below and Note 16 to the Consolidated Financial Statements.

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
Douglas-fir timber is regenerated almost entirely by planting seedlings. During
2001, Pacific Lumber planted an estimated 1,006,000 redwood and Douglas-fir seedlings.

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

      Pacific Lumber is also subject to federal and state laws providing for the protection and conservation of wildlife species which have been designated as endangered or threatened, certain of which are found on Pacific Lumber's timberlands. These laws generally prohibit certain adverse impacts on such species (referred to as a "TAKE"), except for incidental takes which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permit. A habitat conservation plan analyzes the impact of the incidental take and specifies measures to monitor, minimize and mitigate such impact. As part of the Headwaters Agreement, Scotia LLC and Pacific Lumber reached agreement with various federal and state regulatory agencies with respect to a sustained yield plan (the "SYP") and a multi-species habitat conservation plan
(the "HCP"). See "--Regulatory and Environmental Factors" below.

      During 2001, comprehensive external and internal reviews were conducted by
Pacific Lumber with respect to its business operations. These reviews were an effort to identify ways in which Pacific Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews,
Pacific Lumber, among other things, indefinitely idled two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, has began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations as of April
1, 2002, and intends to rely exclusively on third party contract loggers to conduct these activities in the future. See "--Production Facilities" and
"--Regulatory and Environmental Factors - Timber Operations."

   HARVESTING PRACTICES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" in this section for cautionary information with respect to such forward-looking statements.

      The ability of Pacific Lumber to harvest timber largely depends upon its ability to obtain regulatory approval of timber harvesting plans ("THPS"). Prior to harvesting timber in California, companies are required to obtain the CDF's approval of a detailed THP for the area to be harvested. A THP must be submitted by a registered professional forester and must include information regarding the method of proposed timber operations for a specified area, whether the operations will have any adverse impact on the environment and, if so, the mitigation measures to be used to reduce any such impact. The CDF's evaluation of THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. The number of Pacific Lumber's approved THPs and the amount of timber covered by such THPs varies significantly from time to time, depending upon the timing of agency review and other factors. Timber covered by an approved THP is typically harvested within a one year period from the date that harvesting first begins. The Timber Notes Indenture requires Scotia LLC to use its best efforts
(consistent with prudent business practices) to maintain a number of pending
THPs which, together with THPs previously approved, would cover rights to harvest a quantity of Scotia LLC Timber adequate to pay interest and principal amortization based on the Minimum Principal Amortization Schedule for the Timber
Notes for the next succeeding twelve month period. See Item 7. "Management's
Discussion and Analysis of Financial Condition and Results of Operations--Forest
Products Operation--Industry Overview" for information regarding developments in the rate of THP approvals.

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

      Pacific Lumber owns four highly mechanized sawmills and related facilities located in Scotia, Fortuna and Carlotta, California. The sawmills historically have been supplied almost entirely from timber harvested from Pacific Lumber's timberlands, but are supplemented from time to time by logs purchased from third parties. Since 1986, Pacific Lumber has implemented numerous technological advances that have increased the operating efficiency of its production facilities and the recovery of finished products from its timber. Pacific Lumber produced approximately 160, 205 and 155 million board feet of lumber in 2001,
2000 and 1999, respectively. The Fortuna sawmill produces primarily common grade lumber and during 2001 produced approximately 98 million board feet of lumber.
The Carlotta sawmill produces both common and upper grade redwood lumber and during 2001 produced approximately 37 million board feet of lumber. Although partially curtailed during July through November of 2001, Carlotta restarted in
December 2001. As part of Pacific Lumber's strategic review of its operations,
Sawmills "A" and "B" were indefinitely idled in 2001. Sawmill "A" processed
Douglas-fir logs and Sawmill "B" processed primarily large diameter redwood logs. During 2001, Sawmills "A" and "B" processed approximately 17 million and 6 million board feet of lumber, respectively. Sawmills "A" and "B" are both located in Scotia. See Item 7. "Management's Discussion and Analysis of
Financial Condition and Results of Operations--Results of Operations-Forest
Products Operations-Industry Overview."

      Britt owns a 46,000 square foot mill in Arcata, California. Britt's primary business is the processing of small diameter redwood logs into fencing products for sale to retail and wholesale customers. Britt purchases, primarily from Pacific Lumber but also from other timberland owners, small diameter (6 to
15 inch) redwood logs of varying lengths. Britt processes these logs at its mill into a variety of fencing products, including "dog-eared" 1" by 6" fence stock in six foot lengths, 4" by 4" fence posts in 6 through 12 foot lengths, and other lumber products in 6 through 12 foot lengths. Britt's purchases of logs from third parties are generally consummated pursuant to short-term contracts of
12 months or less. Britt's manufacturing operations are conducted on 12 acres of land, ten acres of which are leased on a long-term fixed price basis from an unrelated third party. An 18 acre log sorting and storage yard is located one-quarter of a mile away. Britt's (single shift) mill capacity, assuming 40 production hours per week, is estimated at 37.4 million board feet for fencing products per year. Britt recently constructed a 25,000 square foot remanufacturing facility for fencing products which became operational in the third quarter of 2001.

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
Upper grade Douglas-fir lumber is generally kiln-dried immediately after it is cut. Pacific Lumber owns and can operate up to 34 kilns, having an annual capacity of approximately 95 million board feet, to dry its upper grades of lumber efficiently in order to produce a quality, premium product. Pacific
Lumber also maintains several large enclosed storage sheds which can hold approximately 27 million board feet of lumber.

      Pacific Lumber owns and operates a modern 25-megawatt cogeneration power plant which is fueled almost entirely by the wood residue from Pacific Lumber's milling and finishing operations. This power plant generates substantially all of the energy requirements of Scotia, California, the town adjacent to Pacific
Lumber's timberlands where several of its manufacturing facilities are located.
Pacific Lumber sells surplus power to Pacific Gas and Electric Company. In 2001, the sale of surplus power accounted for approximately 6% of Pacific Lumber's total revenues.

   PRODUCTS

      The following table sets forth the distribution of MGI's lumber production
(on a net board foot basis) and revenues by product line:

                                             YEAR ENDED DECEMBER 31, 2001              YEAR ENDED DECEMBER 31, 2000
                                    ------------------------------------------   ---------------------------------------
                                    % OF TOTAL                                   % OF TOTAL
                                    LUMBER         % OF TOTAL                    LUMBER        % OF TOTAL
                                    PRODUCTION     LUMBER         % OF TOTAL     PRODUCTION    LUMBER        % OF TOTAL
              PRODUCT               VOLUME         REVENUES       REVENUES       VOLUME        REVENUES      REVENUES
----------------------------------- -------------  ------------   ------------   -----------   -----------   -----------
Upper grade redwood lumber.........            7%           19%            15%            7%           16%           14%
Common grade redwood lumber........           68%           62%            51%           59%           58%           51%
                                    -------------  ------------   ------------   -----------   -----------   -----------
   Total redwood lumber............           75%           81%            66%           66%           74%           65%
                                    -------------  ------------   ------------   -----------   -----------   -----------
Upper grade Douglas-fir lumber.....            4%            7%             6%            4%            9%            8%
Common grade Douglas-fir lumber....           20%           11%             9%           28%           16%           14%
                                    -------------  ------------   ------------   -----------   -----------   -----------
   Total Douglas-fir lumber........           24%           18%            15%           32%           25%           22%
                                    -------------  ------------   ------------   -----------   -----------   -----------
Other grades of lumber.............            1%            1%             1%            2%            1%            1%
                                    -------------  ------------   ------------   -----------   -----------   -----------
      Total lumber.................          100%          100%            82%          100%          100%           88%
                                    =============  ============   ============   ===========   ===========   ===========

Logs...............................                                         6%                                        2%
                                                                  ============                               ===========

Hardwood chips.....................                                         2%                                        2%
Softwood chips.....................                                         2%                                        4%
                                                                  ------------                               -----------

   Total wood chips................                                         4%                                        6%
                                                                  ============                               ===========

      In 2001, MGI sold 244 million board feet of lumber, which accounted for
82% of its total revenues. Lumber products vary greatly by the species and quality of the timber from which they are produced. Lumber is sold not only by grade (such as "upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

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

      MGI does not have any significant contractual relationships with third parties relating to the purchase of logs. During 2001, MGI purchased approximately 25 million board feet of logs from third parties. Pacific Lumber uses a whole-log chipper to produce wood chips from hardwood trees which would otherwise be left as waste. These chips are sold to third parties primarily for the production of facsimile and other specialty papers. Pacific Lumber also produces softwood chips from the wood residue from its milling operations. These chips are sold to third parties for the production of wood pulp and paper products.

   BACKLOG AND SEASONALITY

      MGI's backlog of sales orders at each of December 31, 2001 and 2000 was approximately $15.7 million, the substantial portion of which was delivered in the first quarter of the next fiscal year. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of
Operations--Forest Products Operations--Net Sales." MGI has historically experienced lower first quarter sales due largely to the general decline in construction-related activity during the winter months. As a consequence, MGI's results in any one quarter are not necessarily indicative of results to be expected for the full year. See "--Regulatory and Environmental Factors" below and Item 7. "Management's Discussion and Analysis of Financial Condition and
Results of Operations--Results of Operations--Forest Products
Operations--Industry Overview."

   MARKETING

      The housing, construction and remodeling markets are the primary markets for MGI's lumber products. MGI's policy is to maintain a wide distribution of its products both geographically and in terms of the number of customers. MGI sells its lumber products throughout the country to a variety of accounts, the large majority of which are wholesalers, followed by retailers, industrial users, exporters and manufacturers. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the
Mississippi River, with California accounting for approximately 75% of these sales in 2001. Common grades of Douglas-fir lumber are sold primarily in
California. In 2001, Pacific Lumber had three customers which accounted for approximately 15%, 3% and 3%, respectively, of MGI's total net lumber sales.
Exports of lumber accounted for approximately 4% of MGI's total revenues in
2001. MGI markets its products through its own sales staff which focuses primarily on domestic sales.

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
Competition in the common grade redwood and Douglas-fir lumber market is intense, with MGI competing with numerous large and small lumber producers. MGI primarily competes with the northern California mills of Georgia Pacific,
Simpson and Redwood Empire.

   EMPLOYEES

      As of March 1, 2002, MGI had approximately 1,100 employees, none of whom are covered by a collective bargaining agreement.

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

      Under the Environmental Plans, harvesting activities are prohibited or restricted on certain areas of the Scotia LLC Timberlands. For a 50-year period, harvesting activities are severely restricted in several areas (consisting of substantial quantities of old growth redwood and Douglas-fir timber) to serve as habitat conservation areas for the marbled murrelet, a coastal seabird, and certain other species. Harvesting in certain other areas of the Scotia LLC
Timberlands is currently prohibited while these areas are evaluated for the potential risk of landslide and the degree to which harvesting activities will be prohibited or restricted in the future. Further, additional areas alongside streamsides have been designated as buffers, in which harvesting is prohibited or restricted, to protect aquatic and riparian habitat. Streamside buffers and restrictions related to potential landslide prone acres may be adjusted up or down, subject to certain minimum and maximum buffers, based upon an ongoing watershed analysis process, which the HCP requires be completed within five years of its effective data. The first analysis by the Company of a watershed,
Freshwater, was released in June 2001. This analysis was used by the Company to develop proposed harvesting prescriptions. Because the Company and the government agencies were unable to reach agreement on the appropriate prescriptions, the matter is being reviewed by an independent panel of scientists. Analyses for two additional watersheds are currently undergoing agency review. Pacific Lumber and the agencies are working to streamline the watershed analysis process prior to beginning up to three more watershed studies in 2002.

      The HCP also imposes certain restrictions on the use of roads on the timberlands covered by the HCP during several months of the year and during periods of wet weather. However, Pacific Lumber anticipates that some harvesting will be able to be conducted during these other months. The HCP also requires that 75 miles of roads be stormproofed on an annual basis (within a specified six month period) and that certain other roads must be built or repaired (within a specified five month period).

      The HCP contains an adaptive management provision, which various regulatory agencies have clarified will be implemented on a timely and efficient basis, and in a manner which will be both biologically and economically sound.
This provision allows the Palco Companies to propose changes to any of the HCP prescriptions based on, among other things, certain economic considerations. The regulatory agencies have also clarified that in applying this adaptive management provision, to the extent the changes proposed do not result in the jeopardy of a particular species, the regulatory agencies will consider the practicality of the suggested changes, including the cost and economic feasibility and viability. Pacific Lumber and the agencies are currently discussing proposed adaptive management changes related to roads, streamside buffers, wildlife and rare plants.

      Water Quality
      Under the Federal Clean Water Act, the Environmental Protection Agency
(the "EPA") is required to establish total maximum daily load limits ("TMDLS")
in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board ("NORTH COAST WATER
BOARD") are in the process of establishing TMDLs for 17 northern California rivers and certain of their tributaries, including certain water courses that flow within the Scotia LLC Timberlands. The Company expects this process to continue into 2010. In December 1999, the EPA issued a report dealing with TMDLs on two of the nine water courses. The agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in
TMDL requirements for these water courses. However, a September 2000 report by the staff of the North Coast Water Board proposed various actions, including restrictions on harvesting beyond those required under the HCP. Establishment of the final TMDL requirements applicable to the Company's timberlands will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

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

      Timber Operations
      In order to conduct logging operations, stormproofing and certain other activities, a company must obtain from the CDF a Timber Operator's License. In
December 2001, Pacific Lumber was granted a Timber Operator's License for 2002.
Pacific Lumber had historically conducted logging operations on the Scotia LLC
Timberlands with its own staff of logging personnel as well as through contract loggers. However, effective April 1, 2002, Pacific Lumber ended its internal logging operations and intends to rely exclusively on third party contract loggers to conduct these activities in the future.

REAL ESTATE OPERATIONS

   GENERAL

      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Arizona, Puerto
Rico, California and Texas. Real estate properties and receivables for real estate sales as of December 31, 2001 are as follows:

                                                                                        BOOK VALUE
                                                                                      AS OF DECEMBER
                                                                                         31, 2001
                                                                                      --------------
                                                                                       (IN MILLIONS
                                                                                       OF DOLLARS)

Palmas del Mar (Puerto Rico):
   Developed lots...................................................        12 lots   $         2.2
   Undeveloped land and parcels held for sale.......................     1,233 acres           30.8
   Property, plant and equipment, receivables and other, net........                           12.0
                                                                                      --------------
      Total.........................................................                           45.0
                                                                                      --------------
   Resort operations (owned facilities)(1):
      Palmas Country Club(2)........................................                           28.5
      Casino........................................................                            0.3
                                                                                      --------------
      Total.........................................................                           28.8
                                                                                      --------------
Fountain Hills (Arizona):
   Residential, commercial and industrial developed lots............        34 lots             2.4
   Residential lots under development...............................        48 lots             4.5
   Undeveloped residential land.....................................     1,000 acres            8.8
   Property, plant, equipment and receivables, net..................                            1.0
                                                                                      --------------
      Total.........................................................                           16.7
                                                                                      --------------
Rancho Mirage (California):
   Residential developed lots and lots under development............        69 lots            16.1
   Undeveloped land.................................................        57 acres           10.8
                                                                                      --------------
      Total.........................................................                           26.9
                                                                                      --------------
Other properties (3):
   Residential developed lots.......................................        75 lots             0.2
   Undeveloped land.................................................       214 acres            1.2
   Receivables for sales of real estate, net........................                            5.0
                                                                                      --------------
      Total.........................................................                            6.4
                                                                                      --------------
LakePointe Plaza (Texas):
   Property, plant and equipment....................................                          128.7
                                                                                      --------------
   Total real estate properties and receivables.....................                  $       252.5
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
(3)   Includes various properties in Arizona, New Mexico and Texas.

                                                                                                BOOK VALUE
                                                                                               AS OF DECEMBER
                                                                                                 31, 2001
                                                                                               -------------
                                                                                               (IN MILLIONS
                                                                                                OF DOLLARS)
Joint Ventures:
   FireRock, LLC(1):
      Residential developed lots and lots under development.............       166   lots      $       12.0
      Undeveloped land..................................................       120   acres              0.3
      Golf course, clubhouse and other club facilities..................                               21.1
      Other property, plant and equipment, net..........................                                1.0
                                                                                               -------------
        Total...........................................................                       $        34.4
                                                                                               =============
      Investment in FireRock LLC........................................                       $         6.9
                                                                                               =============

   SunRidge Canyon L.L.C.(1):
      Residential developed lots........................................         1   lot       $         0.1
      Golf course.......................................................                                 8.9
                                                                                               -------------
        Total...........................................................                       $         9.0
                                                                                               =============
      Investment in SunRidge Canyon L.L.C...............................                       $         1.0
                                                                                               =============
------------------

(1)   50% owned.

      Revenues from real estate operations are as follows:

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                            -----------------------
                                                                                               2001        2000
                                                                                            ----------  -----------
Palmas del Mar:
   Real estate sales......................................................................  $    11.7   $      4.8
   Resort operations and other............................................................       12.6         12.0
                                                                                            ----------  -----------
      Total...............................................................................       24.3         16.8
                                                                                            ----------  -----------
Fountain Hills:
   Real estate sales......................................................................       33.6         15.0
   Resort operations and other............................................................        3.5          3.6
                                                                                            ----------  -----------
      Total...............................................................................       37.1         18.6
                                                                                            ----------  -----------
Rancho Mirage:
   Real estate sales......................................................................          -          0.3
   Resort operations and other............................................................        0.2          0.1
                                                                                            ----------  -----------
      Total...............................................................................        0.2          0.4
                                                                                            ----------  -----------
Other:
   Real estate sales......................................................................        2.9          6.3
   Resort operations and other............................................................        0.2          5.1
                                                                                            ----------  -----------
      Total...............................................................................        3.1         11.4
                                                                                            ----------  -----------

LakePointe Plaza:.........................................................................        4.4            -
                                                                                            ----------  -----------
      Total...............................................................................  $    69.1   $     47.2
                                                                                            ==========  ===========

FireRock LLC(1):
   Real estate sales......................................................................  $    24.9   $     28.9
   Resort operations and other............................................................        3.2          2.1
                                                                                            ----------  -----------
      Total...............................................................................  $    28.1   $     31.0
                                                                                            ==========  ===========
SunRidge Canyon L.L.C.(1):
   Real estate sales......................................................................  $     0.8   $      9.3
   Resort operations and other............................................................        4.2          4.4
                                                                                            ----------  -----------
      Total...............................................................................  $     5.0   $     13.7
                                                                                            ==========  ===========
-----------------

(1)   50% owned.

   PALMAS DEL MAR

      Palmas del Mar is a master-planned residential community and resort located on the southeastern coast of Puerto Rico near Humacao ("PALMAS"). The
Company is planning the development and sale of certain of the remaining acreage. Future sales are expected to consist of undeveloped acreage, semi-developed parcels and fully-developed lots. Resort operations include golf, tennis, beach club and casino facilities owned by subsidiaries of the Company.
Certain other amenities, including a hotel, marina, equestrian center and various restaurants, are owned and operated by third parties.

   FOUNTAIN HILLS

      In 1968, a subsidiary of the Company purchased and began developing approximately 12,100 acres of real property at Fountain Hills, Arizona, which is located near Phoenix and adjacent to Scottsdale, Arizona. The year-round population of Fountain Hills is approximately 20,000. The Company is planning the development of certain remaining acreage at Fountain Hills. Future sales are expected to consist mainly of undeveloped acreage, semi-developed parcels and fully-developed lots.

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

   RANCHO MIRAGE

      In 1991, a subsidiary of the Company acquired Mirada, a 220-acre luxury resort-residential project located in Rancho Mirage, California. Mirada is a master planned community built into the Santa Rosa Mountains, 650 feet above the
Coachella Valley floor. Two of the six parcels within the project have been developed, one of which is the first phase of a custom lot subdivision of 46 estate lots. The Lodge at Ranch Mirage, formerly the Ritz-Carlton Rancho Mirage
Hotel, which is owned and operated by a third party, was developed on the second parcel. The four remaining parcels encompass approximately 130 acres, which, under a development agreement with the City of Rancho Mirage which extends until
2011, may be developed with a variety of residential and commercial uses. The
Company has nearly completed construction on the second phase of the custom lot subdivision consisting of 63 estate lots and is currently planning to develop and/or market the remaining parcels. The Company has obtained final regulatory and environmental approvals for development of all four of its remaining parcels within Mirada, including the second phase of the custom lot subdivision.

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

   EMPLOYEES

      As of March 1, 2002, the Company's real estate operations had approximately 168 employees.

RACING OPERATIONS

   GENERAL

      SHRP, Ltd. owns and operates Sam Houston Race Park, a Texas Class 1 horse racing facility located within the greater Houston metropolitan area. In January
2000, a wholly owned subsidiary of SHRP, Ltd. acquired Valley Race Park, a greyhound racing facility located in Harlingen, Texas, which had been closed since 1995. Valley Race Park opened for simulcast wagering in mid-March of 2000, and live greyhound racing began in December 2000.

   RACING OPERATIONS AND FACILITIES

      Sam Houston Race Park offers pari-mutuel wagering on live thoroughbred or quarter horse racing or simulcast racing seven days a week throughout the year.
Simulcasting is the process by which live races held at one facility are broadcast simultaneously to other locations at which additional wagers are placed on the race being broadcast. Sam Houston Race Park's principal sources of revenue are its statutory and contractual share of total wagering on live and simulcast racing. Sam Houston Race Park also derives revenues from admission fees, food services, group sales, advertising sales and other sources.

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

   MARKETING AND COMPETITION

      SHRP, Ltd's management believes that the majority of Sam Houston Race
Park's patrons reside within a 20-mile radius, which includes most of the greater Houston metropolitan area, and that a secondary market of occasional patrons can be developed outside the 20-mile radius but within a 50-mile radius of the race park. Sam Houston Race Park uses a number of marketing strategies in an attempt to reach these people and make them more frequent visitors to Sam
Houston Race Park. Sam Houston Race Park competes with other forms of entertainment, including casinos located approximately 125 to 150 miles from
Houston, a greyhound racetrack located 60 miles from Sam Houston Race Park, a wide range of sporting events and other entertainment activities in the Houston area and certain other forms of wagering which are offered on the Internet. Sam
Houston Race Park could in the future also compete with other forms of gambling in Texas, including casino gambling on Indian reservations or otherwise. While
Sam Houston Race Park believes that the location of Sam Houston Race Park is a competitive advantage over the other more distant gaming ventures mentioned above, the most significant challenge for Sam Houston Race Park is to develop and educate new racing fans in a market where pari-mutuel wagering has been absent since the 1930s. Other competitive factors faced by Sam Houston Race Park include the allocation of sufficient live race days by the Racing Commission and attraction of sufficient race horses to run at Sam Houston Race Park.
Competitive factors faced by Valley Race Park include the attraction of sufficient greyhounds to run live racing, along with the ability of Valley Race
Park to market its simulcast signal due to its brief live racing season. Sam
Houston Race Park had 128 days of live racing during 2001, and currently has 128 days of live racing scheduled for 2002. Valley Race Park had 123 live racing performances during 2001, and currently has 130 live racing performances scheduled for 2002.

   EMPLOYEES

      As of March 1, 2002, the Company's racing operations had approximately 620 employees, approximately 400 of whom are seasonal employees during live racing.

EMPLOYEES

      At March 1, 2002, MAXXAM and its subsidiaries employed approximately 1,930 persons, excluding those employees involved in Aluminum Operations.

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
Hurwitz should be prohibited from engaging in the banking industry. The
Respondents' brief claimed that none of them had any liability in this matter.
On September 12, 2001, the administrative law judge issued a recommended decision in favor of the Respondents on each claim made by the OTS. The OTS
Director may accept or change the judge's recommended decision, which the
Company expects will occur by the end of 2002. If changed, such a decision would then be subject to appeal by any of the Respondents to the federal appellate court.

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

      On May 31, 2000, the Company, Federated and Mr. Hurwitz filed a counterclaim to the FDIC action (the "FDIC COUNTERCLAIM"). The FDIC Counterclaim states that the FDIC illegally paid the OTS to bring claims against the Company,
Federated and Mr. Hurwitz. The Company, Federated and Mr. Hurwitz are asking that the FDIC be ordered to not make any further payments to the OTS to fund the administrative proceedings described above, and they are seeking reimbursement of attorneys' fees and damages from the FDIC. As of December 31, 2001, such fees were in excess of $35.0 million. The Company, Federated and Mr. Hurwitz intend to pursue this claim vigorously. If the OTS Director accepts the recommended decision issued by the administrative law judge in the OTS action, then the FDIC may not pursue its claims under the FDIC action.

      With respect to the OTS action and the FDIC action, although the OTS
Director may change the judge's recommended decision, the Company believes that the ultimate resolution of these matters should not have a material adverse effect on its consolidated financial position, results of operations or
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

KAISER LITIGATION

   REORGANIZATION PROCEEDINGS

      During the pendency of the Cases, substantially all pending litigation against the Debtors is stayed in accordance with Section 362 of the Code.
Generally, claims arising from actions or omissions prior to the Filing Date will be settled in connection with the plan of reorganization.

   ASBESTOS-RELATED LITIGATION

      Kaiser is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with Kaiser or exposure to products containing asbestos produced or sold by Kaiser. The lawsuits generally relate to products Kaiser has not manufactured for 20 years. For the year ended December
31, 2001, a total of approximately $118.1 million of asbestos-related settlements and defense costs were paid, and partial insurance reimbursements for asbestos-related matters totaling approximately $90.3 million were received.
For additional information, see Item 7. "Management's Discussion and Analysis of
Financial Condition and Results of Operations--Financial Condition and Investing
and Financing Activities--Aluminum Operations--Commitments and Contingencies"
and Note 16 to the Consolidated Financial Statements under the headings
"Environmental Contingencies" and "Asbestos Contingencies."

   GRAMERCY LITIGATION

      On July 5, 1999, KACC's Gramercy, Louisiana, alumina refinery was extensively damaged by an explosion in the digestion area of the plant. A number of employees were injured in the incident, several of them severely. The incident resulted in a significant number of individual and class action lawsuits being filed against Kaiser and others alleging, among other things, property damage, business interruption losses by other businesses and personal injury. After these matters were consolidated, the individual claims against
Kaiser were settled for amounts which, after the application of insurance, were not material to Kaiser. Further, an agreement has been reached with the class plaintiffs for an amount which, after the application of insurance, is not material to Kaiser. While the class settlement remains subject to court approval and while certain plaintiffs may opt out of the settlement, the Company does not currently believe that this presents any material risk to Kaiser. Finally,
Kaiser faces new claims from certain parties to the litigation regarding the interpretation of and alleged claims concerning certain settlement and other agreements made during the course of the litigation. The aggregate amount of damages threatened in these claims could, in certain circumstances, be substantial. However, Kaiser does not currently believe these claims will result in any material liability to the Company. For further information regarding the
Gramercy incident and these lawsuits, see Item 1. "Business--Aluminum
Operations--Business Operations," Item 7. "Management's Discussion and Analysis
of Financial Condition and Results of Operations--Results of
Operations--Aluminum Operations--Recent Events and Developments--Incident at
Gramercy Facility" and Note 3 to the Consolidated Financial Statements.

   LABOR MATTERS

      In connection with the USWA strike and subsequent lock-out by Kaiser, certain allegations of ULPs were filed by the USWA with the National Labor
Relations Board ("NLRB"). Twenty-two of the twenty-four allegations of ULPs brought against KACC by the USWA have been dismissed. A trial on the remaining two allegations before an administrative law judge concluded in September 2001.
A decision is not expected until sometime after the second quarter of 2002. Any outcome from the trial would be subject to additional appeals by the general counsel of the NLRB, the USWA or Kaiser. This process could take months or years. This matter is currently not stayed by the Cases. Any liability ultimately determined to exist in this matter will be dealt with in the overall context of the Debtors' plan of reorganization. If these proceedings eventually resulted in a final ruling against Kaiser, it could be liable for back pay to
USWA members and such amount could be significant. Kaiser continues to believe the charges are without merit. While uncertainties are inherent in matters such as this and it is presently impossible to determine the actual costs, if any, that may ultimately arise in connection with this matter, Kaiser's management does not believe that the outcome of this matter will have a material adverse impact on Kaiser's liquidity or financial position. However, amounts paid, if any, in satisfaction of this matter could be significant to the results of the period in which they are recorded. For further information regarding the ULPs, see Item 1. "Business--Aluminum Operations--Business Operations," Item 7.
Management's Discussion and Analysis of Financial Condition and Results of
Operations--Results of Operations--Aluminum Operations--Labor Matters" and Note
16 to the Consolidated Financial Statements.

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
Court of Appeals for the Ninth Circuit on October 30, 2000 and the case was remanded to the District Court. On September 26, 2001, the plaintiffs sent
Pacific Lumber a 60 day notice alleging that Pacific Lumber continues to violate the Federal Clean Water Act by discharging pollutants into certain waterways.
Pacific Lumber has taken certain remedial actions since its receipt of the notice. The Company believes that it has strong factual and legal defenses with respect to the ERF lawsuit; however, there can be no assurance that it will not have a material adverse effect on its financial position, results of operations or liquidity.

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

      On March 31, 1999, an action entitled Environmental Protection Information
Association, Sierra Club v. California Department of Forestry and Fire
Protection, California Department of Fish and Game, The Pacific Lumber Company,
Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (No. 99CS00639)
(the "EPIC-SYP/PERMITS LAWSUIT") was filed alleging, among other things, that the CDF and the CDFG violated the CEQA and the CESA, and challenging, among other things the validity and legality of the SYP and the Permits issued by
California. This action is now pending in Humboldt County, California (No.
CV-990445). The plaintiffs seek, among other things, injunctive relief to set aside the CDF's and the CDFG's decisions approving the SYP and the Permits issued by California. The Court recently denied the plaintiffs' motion for injunctive relief, and set a trial date of August 5, 2002. On March 31, 1999, an action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley
v. California Department of Forestry and Fire Protection, The Pacific Lumber
Company, Scotia Pacific Company LLC and Salmon Creek Corporation (No. 99CS00626)
(the "USWA LAWSUIT") was also filed challenging the validity and legality of the
SYP. This case is set for trial on June 10, 2002. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Environmental Plans, and the Company is working with the relevant government agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber.

      With respect to a February 2001notice of intent to sue, the Company and
Pacific Lumber, on July 24, 2001, a lawsuit entitled Environmental Protection
Information Association v. Pacific Lumber, Scotia Pacific C ompany LLC (NO.
CD1-2821) was filed in the U.S. District Court in the Northern District of
California (the "BEAR CREEK LAWSUIT"). The lawsuit alleges that the Company and
Pacific Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the federal clean water act ("CWA"). The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities in the Bear Creek watershed, and is seeking to enjoin these activities until such permit has been obtained.
The plaintiff also seeks civil penalties of up to $27,000 per day for the defendant's alleged continued violation of the CWA. The Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company continues to believe that it has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse impact on its consolidated financial condition or results of operations.

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

                                                                           2001                          2000
                                                                -----------------------------  -------------------------
                                                                   HIGH            LOW            HIGH            LOW
                                                                ----------     -----------     ----------     ----------
   First quarter..............................................  $  16.25       $  13.00        $  43.38       $  25.94
   Second quarter.............................................     27.48          11.60           29.88          17.38
   Third quarter..............................................     24.80          18.53           23.25          17.44
   Fourth quarter.............................................     20.25          17.02           20.25          13.94

      The following table sets forth the number of record holders of each class of publicly owned securities of the Company at March 31, 2002:

                                                                                                      NUMBER OF
                                                                                                       RECORD
                                         TITLE OF CLASS                                               HOLDERS
------------------------------------------------------------------------------------------------     -----------
Common Stock....................................................................................           2,956
Class A $.05 Non-cumulative Participating Convertible Preferred Stock...........................              25

      The Company has not declared any cash dividends on its Common Stock and has no present intention to do so.

ITEM 6.         SELECTED FINANCIAL DATA

      The following summary of consolidated financial information for each of the five years ended December 31, 2001 is not reported upon herein by independent public accountants and should be read in conjunction with the
Consolidated Financial Statements and the Notes thereto which are contained in
Item 8 herein.

                                                                         YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------------------------
                                                        2001 (1)      2000        1999         1998        1997
                                                       ----------  ----------- -----------  ----------  -----------
                                                              (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS:
   Net sales.........................................  $ 2,018.2   $  2,448.0  $  2,350.7   $ 2,618.7   $  2,779.2
   Operating income (loss)...........................       45.4        130.6       (51.5)      125.6        236.4
   Income (loss) before extraordinary items(2).......     (459.6)        30.0        73.6       (14.7)        65.2
   Extraordinary items, net (3)......................        3.6          3.9           -       (42.5)           -
   Net income (loss).................................     (456.0)        33.9        73.6       (57.2)        65.2

CONSOLIDATED BALANCE SHEET AT END OF PERIOD:
   Total assets......................................    3,935.3      4,504.0     4,393.1     4,075.2      4,114.2
   Long-term debt, less current maturities...........    1,704.5      1,882.8     1,956.8     1,971.7      1,888.0
   Stockholders' equity (deficit) (4)................     (475.6)        49.1        27.8       (56.8)        (2.9)

PER SHARE INFORMATION:
   Basic: (5)
      Income (loss) before extraordinary items.......  $  (69.83)  $     3.95  $     9.58   $   (2.10)  $     7.23
      Extraordinary items, net.......................       0.55         0.52           -       (6.07)           -
                                                       ----------  ----------- -----------  ----------  -----------
      Net income (loss)..............................  $  (69.28)  $     4.47  $     9.58   $   (8.17)  $     7.23
                                                       ==========  =========== ===========  ==========  ===========
   Diluted:
      Income (loss) before extraordinary items.......  $  (69.83)  $     3.95  $     9.49   $   (2.10)  $     7.14
      Extraordinary items, net.......................       0.55         0.52           -       (6.07)           -
                                                       ----------  ----------- -----------  ----------  -----------
      Net income (loss)..............................  $  (69.28)  $     4.47  $     9.49   $   (8.17)  $     7.14
                                                       ==========  =========== ===========  ==========  ===========

------------------------------------

(1)  Results for the Company's aluminum operations have been prepared on a
     "going concern" basis. See Note 1 to the Consolidated Financial Statements for a discussion of the impact of the Debtors filing for reorganization under Chapter 11 on the Company's results.
(2)  Income (loss) before extraordinary items for 2001 includes additional valuation allowances related to Kaiser's deferred tax assets of $505.4 million (see Note 12 to the Consolidated Financial Statements), business interruption insurance recoveries of $36.6 million (see Note 3 to the
     Consolidated Financial Statements), a pre-tax gain of $163.6 million on the sale of an approximate 8.3% interest in QAL, a pre-tax gain of $16.7 million ($9.9 million net of deferred taxes or $1.50 per share) on the sale of the Grizzly Creek grove (see Note 5 to the Consolidated Financial
     Statements), and a pre-tax charge of $57.2 million for asbestos-related claims, in addition to net gains on power sales and several other non-recurring items attributable to aluminum operations totaling $163.6 million (see Note 2 to the Consolidated Financial Statements). 2000 results include estimated business interruption insurance recoveries of $110.0 million, a pre-tax gain on the sale of the Owl Creek grove of $60.0 million
     ($35.6 million net of deferred taxes or $4.69 per share), and several non-recurring items attributable to aluminum operations totaling $48.9 million (see Note 2 to the Consolidated Financial Statements). 1999 results include a pre-tax gain of $239.8 million ($142.1 million net of deferred taxes or $18.17 per share) on the sale of the Headwaters Timberlands, a pre-tax gain on the involuntary conversion at the Gramercy facility of
     $85.0 million, a pre-tax charge of $53.2 million for asbestos-related claims and a pre-tax gain of $50.5 million on the sale of AKW L.P. ("AKW").
(3)  The extraordinary gain for 2001 relates to the repurchase of MGHI Notes.
     The extraordinary gain for 2000 relates to the repurchase of Timber Notes.
     The extraordinary loss for 1998 relates to refinancing of long-term debt, net of an income tax benefit of $22.9 million.
(4)  MAXXAM Inc. has not declared or paid any cash dividends during the five year period ended December 31, 2001.
(5)  Basic earnings per share for 1997, 1999, and 2000 have been restated to reflect the dilutive effect of participating convertible preferred securities.  See Note 1 to the Consolidated Financial Statements.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

      The following should be read in conjunction with the Company's
Consolidated Financial Statements and the Notes thereto which are contained in
Item 8.

RESULTS OF OPERATIONS

   ALUMINUM OPERATIONS

      Industry Overview
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

      Reorganization Proceedings
      On February 12, 2002, Kaiser, KACC and 13 of KACC's wholly owned subsidiaries filed separate voluntary petitions in the United States Bankruptcy
Court for the District of Delaware for reorganization under Chapter 11 of the
United States Bankruptcy Code. On March 15, 2002, two additional subsidiaries of
KACC filed petitions. None of Kaiser's non-U.S. affiliates were included in the
Cases. The Cases are being jointly administered with the Debtors managing their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Court.

      The necessity for filing the Cases was attributable to the liquidity and cash flow problems of Kaiser arising in late 2001 and early 2002. Kaiser was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11,
2001. In addition, Kaiser had become increasingly burdened by the asbestos litigation (see Note 16 to the Consolidated Financial Statements for additional information) and growing legacy obligations for retiree medical and pension costs (see Note 13 to the Consolidated Financial Statements for additional information). The confluence of these factors has created the prospect of continuing operating losses and negative cash flow for Kaiser, resulting in lower credit ratings and an inability to access the capital markets.

      Kaiser's objective is to achieve the highest possible recoveries for all creditors and stockholders, consistent with the Debtors' abilities to pay and the continuation of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or achieve a successful reorganization. Further, there can be no assurance that the liabilities of the
Debtors will not be found in the Cases to exceed the fair value of their assets.
This could result in claims being paid at less than 100% of their face value and the equity of Kaiser's stockholders being diluted or cancelled. At this time, it is not possible to predict the outcome of the Cases, in general, or the effect of the Cases on the businesses of the Debtors or on the interests of creditors and stockholders.

      The accompanying financial information of the Company's aluminum segment and related discussions of financial condition and results of operations are based on the assumption that Kaiser will continue as a "going concern" which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the commencement of the
Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Specifically, but not all inclusive, the financial information of Kaiser for the year ended December 31, 2001, which is included in the Company's consolidated results, contained herein does not present: (a) the classification of any long-term debt which is in default as a current liability, (b) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (c) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Cases, or (d) the effect of any changes which may be made in connection with the Company's investment in Kaiser or with the Debtors'
operations resulting from a plan of reorganization. Because of the ongoing nature of the Cases, the discussions and financial information of Kaiser contained herein are subject to material uncertainties.

      Kaiser's financial results will be included in the Company's consolidated results until the Filing Date. Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner. Hence, the Company will be required to present its equity interest in the net assets of Kaiser at the Filing Date as an investment in an unconsolidated subsidiary and will not recognize any income or loss from Kaiser in its results of operations during the reorganization period. The Company believes additional losses related to its investment in Kaiser are not probable, and accordingly, it expects to reverse its losses in excess of its investment in Kaiser on February 12, 2002. Any subsequent recovery in the fair value of the investment will not be recognized in earnings unless realized through a disposition of Kaiser shares by the
Company. In addition, the Company expects to record a charge of approximately
$65 million during the first quarter of 2002 related to the Company's equity share of Kaiser's accumulated other comprehensive losses. Accumulated other comprehensive losses attributable to Kaiser are primarily related to minimum pension liability adjustments. See Note 1 to the Consolidated Financial
Statements for further discussion of the Company's investment in Kaiser and
Kaiser's bankruptcy. When and if Kaiser emerges from the jurisdiction of the
Court, the subsequent accounting will be determined based upon the facts and circumstances at the time, including the terms of any plan of reorganization.

      The following unaudited pro forma financial data was derived from the historical financial statements of the Company and are adjusted to reflect the expected pro forma impact of the deconsolidation of Kaiser as of the periods presented (in millions, except share data).

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                                         2001
                                                                    --------------
Revenues..........................................................  $       285.5
Costs and expenses................................................          311.0
                                                                    --------------
Operating income (loss)...........................................          (25.5)
Write-off of investment in Kaiser.................................          (51.6)
Other income (expenses) - net.....................................          (31.2)
Income tax benefit................................................           18.7
                                                                    --------------
Loss before extraordinary item....................................          (89.6)
Extraordinary item................................................            3.6
                                                                    --------------
Net loss..........................................................  $       (86.0)
                                                                    ==============
Net loss per share:
   Basic..........................................................  $      (13.07)
   Diluted........................................................         (13.07)

                                                                     DECEMBER 31,
                                                                         2001
                                                                    --------------
Current assets....................................................  $       398.2
Property, plant, and equipment (net)..............................          293.2
Investment in subsidiaries........................................            8.0
Other assets......................................................          538.1
                                                                    --------------
      Total assets................................................  $     1,237.5
                                                                    ==============
Current liabilities...............................................          133.8
Long-term debt, less current maturities...........................        1,003.6
Other liabilities.................................................          125.5
                                                                    --------------
      Total liabilities...........................................        1,262.9
Stockholders' deficit.............................................          (25.4)
                                                                    --------------
      Total liabilities and stockholders' deficit.................  $     1,237.5
                                                                    ==============

      The pro forma results of operations presented above is prepared as if
Kaiser had been deconsolidated on January 1, 2001, and includes a pro forma adjustment to reflect $1.2 million of losses which were previously reported as a component of stockholders' deficit (in other comprehensive income). The pro forma balance sheet presented above is prepared as Kaiser had been deconsolidated on December 31, 2001.

      On April 12, 2002, Kaiser filed with the Court a motion seeking an order of the Court prohibiting the Company (or MGHI), without first seeking Court relief, from making any disposition of its stock of Kaiser, including any sale, transfer, or exchange of such stock or treating any of its Kaiser stock as worthless for federal income tax purposes. Kaiser indicated in its Court filing that it was concerned that such a transaction could have the effect of depriving
Kaiser of the ability to utilize the full value of its net operating losses, foreign tax credits and minimum tax credits. The Company is in the process of analyzing the motion and other materials which were filed with the Court.

      Industry Overview and Selected Operational Data
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
a significant degree on the volume and mix of all products sold and on Kaiser's hedging strategies. Primary aluminum prices have historically been subject to significant cyclical price fluctuations. See Notes 1 and 17 to the Consolidated
Financial Statements for a discussion of Kaiser's hedging activities.

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

      During 2001, the Average Midwest United States transaction price ("AMT
PRICE") per pound of primary aluminum began the year at $.75 per pound and then began a steady decrease ending 2001 at $.64 per pound. During 2000, the average
AMT price was $.75 per pound. During 1999, the AMT price declined to a low of approximately $.57 per pound in February 1999 and then began a steady increase ending 1999 at $.79 per pound. At February 28, 2002, the AMT price was approximately $.66 per pound.

      The following table presents selected operational and financial information with respect to the Company's aluminum operations for the years ended December 31, 2001, 2000, and 1999. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto, contained elsewhere herein. See Note 2 to the Consolidated Financial Statements for further information regarding segments.

                                                                   YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  2001      2000       1999
                                                                --------- ---------  ---------
                                                                   (IN MILLIONS OF DOLLARS,
                                                                 EXCEPT SHIPMENTS AND PRICES)
Shipments:(1)
   Alumina:(2)
      Third party.............................................   2,582.7   1,927.1    2,093.9
      Intersegment............................................     422.8     751.9      757.3
                                                                --------- ---------  ---------
        Total alumina.........................................   3,005.5   2,679.0    2,851.2
                                                                --------- ---------  ---------
   Primary aluminum:(3)
      Third party.............................................     244.7     345.5      295.6
      Intersegment............................................       2.3     148.9      171.2
                                                                --------- ---------  ---------
        Total primary aluminum................................     247.0     494.4      466.8
                                                                --------- ---------  ---------
   Flat-rolled products.......................................      74.4     162.3      217.9
                                                                --------- ---------  ---------
   Engineered products........................................     118.1     164.6      171.1
                                                                --------- ---------  ---------
Average realized third party sales price:(4)
   Alumina (per ton)..........................................  $    186  $    209   $    176
   Primary aluminum (per pound)...............................  $   0.67  $   0.74   $   0.66
Net sales:
   Bauxite and alumina: (2)
      Third party (includes net sales of bauxite).............  $  508.3  $  442.2   $  395.8
      Intersegment............................................      77.9     148.3      129.0
                                                                --------- ---------  ---------
        Total bauxite and alumina.............................     586.2     590.5      524.8
                                                                --------- ---------  ---------
   Primary aluminum:(3)
      Third party.............................................     358.9     563.7      432.9
      Intersegment............................................       3.8     242.3      240.6
                                                                --------- ---------  ---------
        Total primary aluminum................................     362.7     806.0      673.5
                                                                --------- ---------  ---------
   Flat-rolled products.......................................     308.0     521.0      591.3
   Engineered products........................................     429.5     564.9      556.8
   Commodities marketing .....................................      22.9     (25.4)      18.3
   Minority interests.........................................     105.1     103.4       88.5
   Eliminations...............................................     (81.7)   (390.6)    (369.6)
                                                                --------- ---------  ---------
        Total net sales.......................................  $1,732.7  $2,169.8   $2,083.6
                                                                ========= =========  =========
Operating income (loss)(5)....................................  $   70.8  $  145.2   $  (23.0)
                                                                ========= =========  =========
Income (loss) before income taxes and minority interests(6)...  $   92.6  $   31.3   $  (84.0)
                                                                ========= =========  =========
--------------------

(1)   Shipments are expressed in thousands of metric tons. A metric ton is equivalent to 2,204.6 pounds.
(2)   Shipments and net sales for 2001, 2000 and 1999 included approximately
      115,000 tons, 322,000 tons and 395,000 tons, respectively, of alumina purchased from third parties.
(3)   Beginning in the first quarter of 2001, as a result of the continuing curtailment of Kaiser's Northwest smelters, the flat-rolled products business unit began purchasing its own primary aluminum rather than relying on the primary aluminum business unit to supply its aluminum requirements through production or third party purchases. The engineered products business unit was already responsible for purchasing the majority of its primary aluminum requirements. During the years ended December 31,
      2001, 2000 and 1999, the primary aluminum business unit purchased approximately 27,300 tons, 56,100 tons and 12,000 tons, respectively, of primary aluminum from third parties to meet existing third party commitments.
(4)   Average realized prices for Kaiser's flat-rolled products and engineered products segments are not presented as such prices are subject to fluctuations due to changes in product mix.
(5)   Operating income (loss) for 2001, 2000 and 1999 included non-recurring items totaling $163.6 million, $41.9 million and $(24.1) million, respectively, as well as numerous unusual items as a result of the
      Gramercy incident. See Note 2 and 3 to the Consolidated Financial
      Statements. Operating income (loss) for 1999 included potline preparation and restart costs of $12.8 million.
(6)   In addition to the items described in (5) above, income (loss) before income taxes and minority interests included the impact of additional non-recurring items of $(31.0) million, $7.0 million and $(35.5) million for the years ended December 31, 2001, 2000 and 1999, respectively. See
      Note 2 to the Consolidated Financial Statements for further information.

      Significant Items

      Pension Plan
      The assets of Kaiser's pension plans are, to a substantial degree, invested in the capital markets and managed by a third party. Given the performance of the financial markets during 2001, Kaiser was required to reflect an additional minimum pension liability of $65.1 million (net of income tax benefit of $38.0 million) in its 2001 financial statements as a result of a decline in the value of the assets held by Kaiser's pension plans. Kaiser also anticipates that the decline in the value of the pension plans' assets will unfavorably impact pension costs reflected in its 2002 operating results and could, over the longer term, increase pension funding requirements. See Note 13 to the Consolidated Financial Statements for additional discussions of these matters.

      Sale of 8.3% Interest in QAL
      In September 2001, Kaiser sold an approximate 8.3% interest in QAL and recorded a pre-tax gain of approximately $163.6 million (included in other income (expense) in the Consolidated Statements of Operations). As a result of the transaction, Kaiser now owns a 20% interest in QAL. See Note 5 to the
Consolidated Financial Statements for additional discussion of the September
2001 sale.

      Start-up Related Costs at Gramercy Facility
      Initial production at Kaiser's Gramercy, Louisiana, alumina refinery, which had been curtailed since July 1999 as a result of an explosion in the digestion area of the plant, commenced during the middle of December 2000.
Construction at the facility was substantially completed during the third quarter of 2001. During 2001, the Gramercy facility incurred abnormal related start-up costs of approximately $64.9 million. These abnormal costs resulted from operating the plant in an interim and less efficient mode pending the completion of construction and reaching the plant's intended production rate and efficiency. During the first nine months of 2001, the plant operated at approximately 68% of its newly-rated estimated capacity of 1,250,000 tons.
During the fourth quarter of 2001, the plant operated at approximately 90% of its newly-rated capacity. By the end of February 2002, the plant was operating at just below 100% of its newly-rated capacity. The facility is now focusing its efforts on achieving its full operating efficiency. See Note 3 to the
Consolidated Financial Statements for additional discussion of the incident at the Gramercy facility and the financial statement impact of Gramercy-related insurance recoveries.

      Labor Matters
      From September 1998 through September 2000, Kaiser and the USWA were involved in a labor dispute as a result of the September 1998 USWA strike and the subsequent "lock-out" by Kaiser in February 1999. Although the USWA dispute has been settled and the workers have returned to the facilities, two allegations of ULPs in connection with the USWA strike and subsequent lock-out by Kaiser remain to be resolved. Kaiser believes that the remaining charges made against Kaiser by the USWA are without merit. See Note 16 to the Consolidated
Financial Statements for additional discussion on the ULP charges.

      Pacific Northwest Power Sales and Operating Level
      During 2001, Kaiser kept its Northwest smelters curtailed and sold the remaining power available that it had under contract through September 2001.
Kaiser has the right to purchase sufficient power from the BPA to operate its
Trentwood facility as well as approximately 40% of the capacity of its Northwest aluminum smelting operations. Given recent primary aluminum prices and the forward price of power in the Northwest, it is unlikely that Kaiser would operate more than a portion of its Northwest smelting capacity in the near future. Operating only a portion of the Northwest capacity would result in production/cost inefficiencies such that operating results would, at best be breakeven to modestly negative at long-term primary aluminum prices. However, operating at such a reduced rate could, depending on prevailing economics, result in improved cash flows as opposed to remaining curtailed and incurring
Kaiser's fixed and continuing labor and other costs. This is because Kaiser is liable for certain severance, supplemental unemployment and early retirement benefits for the USWA workers at the curtailed smelters. A substantial portion of such costs have been accrued through early 2003. However, additional accruals may be required depending on when the USWA workers are recalled and when the smelting operations are restarted. Such amounts could be material with a present value in the $50.0 million to $60.0 million range. However, most of such costs would be related to pension and post-retirement medical benefits and would likely be paid out over an extended period. Additionally, beginning October
2002, Kaiser could be liable for certain take-or-pay obligations under the BPA contract and such amounts could be significant. See Note 4 to the Consolidated
Financial Statements for additional information on the power sales, Kaiser's contract rights and obligations and additional detail regarding possible incremental liabilities with respect to the USWA workers.

      Strategic Initiatives
      In May 2001, Kaiser announced that it had launched a performance improvement initiative designed to increase operating cash flow, generate cash from inventory reduction and improve Kaiser's financial flexibility. During
2001, Kaiser recorded charges of $35.2 million (see Note 2 to the Consolidated
Financial Statements) in connection with the program. Additional cash and non-cash charges may be required in the future as the program continues. Such additional charges could be material.

      Net Sales
      Net sales for the year ended December 31, 2001, decreased from the year ago period primarily due to a decrease in average realized prices for alumina and primary aluminum as well as a decline in shipments of primary aluminum, flat-rolled products and engineered products. These decreases in prices and shipments were partially offset by an increase in net shipments of bauxite and alumina as well as an increase in average realized prices for flat-rolled and engineered products. The decrease in average realized prices for alumina was due to a decrease in primary aluminum market prices to which Kaiser's third-party alumina sales contracts are linked. The decrease in shipments of primary aluminum was primarily due to the complete curtailment of the Northwest smelters during 2001. The decrease in shipments of flat-rolled products was primarily due to reduced shipments of can body stock as a part of the planned exit from this product line. Current period shipments for flat-rolled products were also adversely affected by reduced general engineering heat-treat products and can lid and tab stock due to weak market demand. These decreases were only modestly offset by a strong aerospace demand during the first nine months of 2001.
However, after the events of September 11, 2001, aerospace demand and the price for aerospace products declined substantially. The decrease in engineered products shipments was the result of reduced transportation and electrical product shipments due to weak U.S. market demand.

      Net sales for the year ended December 31, 2000, increased from the prior year primarily due to an increase in average realized prices. The increase in average realized prices for alumina, which is sold under contracts at prices linked to the price of primary aluminum, and primary aluminum was a reflection of the increase in market prices for primary aluminum during the period. Average realized prices for flat-rolled products increased due to a favorable change in product mix as a result of the exit from the can body stock product line, and net sales for engineered products reflected an increase in prices for soft alloy extrusions. In addition to higher average realized prices, net sales were favorably impacted by higher shipments of primary aluminum due to an increase in the operating rate for Valco. The improvement in net sales from these factors was partially offset by: (i) lower shipments of alumina primarily due to the timing of shipments, (ii) lower shipments of flat-rolled products due to
Kaiser's exit from the can body stock product line and (iii) lower shipments of engineered products due to a softening in the ground transportation and distribution markets.

      Operating Income (Loss)
      Operating income (loss) for 2001 and 2000 includes non-recurring income
$163.6 million and $41.9 million, respectively. These items as well as the non-recurring items discussed below are described further in Note 2 to the
Consolidated Financial Statements. Excluding these items, operating income
(loss) decreased from $103.3 million for 2000 to $(92.8) million for 2001. In addition to the decrease in average realized prices and shipments discussed above, operating income for 2001 was adversely affected by abnormal Gramercy related start-up costs and litigation costs, overhead and other fixed costs associated with the curtailed Northwest smelting operations, and increased costs due to a lag in the ability to scale back costs to reflect a revised product mix and the substantial volume decline caused by weakened demand.

      Operating income for the year ended December 31, 2000 included a net favorable impact from several non-recurring items totaling $41.9 million.
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
Higher energy costs, however, had an unfavorable impact on operating income for
2000.

      Income (Loss) Before Income Taxes and Minority Interests
      Income before income taxes and minority interests for the year ended
December 31, 2001, includes the $163.6 million gain on the sale of an interest in QAL as discussed in Note 5 to the Consolidated Financial Statements as well as the net impact of certain non-recurring amounts of $(31.0) million in addition to the $163.6 million of non-recurring items included in operating income as discussed in Note 2 to the Consolidated Financial Statements. Income
before income taxes and minority interests for the year ended December 31, 2000, included non-recurring items totaling $7.0 million in addition to the $41.9 million in non-recurring items included in operating income as discussed above.
After excluding these items, aluminum operations had a loss before income taxes and minority interests of $203.6 million for the year ended December 31, 2001, as compared to a loss before income taxes and minority interests of $17.6 million for the year ended December 31, 2000. The decline is a result of the decline in operating income discussed above.

      The loss before income taxes and minority interests for the year ended
December 31, 1999, included non-recurring items totaling $(35.5) million in addition to the items included in operating income as discussed above. After excluding these items as well as the non-recurring items included in operating income which were discussed above, the aluminum operations had a loss before income taxes and minority interest of $6.3 million in 2000 as compared to a loss of $109.0 million in 1999. This improvement is due to the increase in operating income discussed above.

   FOREST PRODUCTS OPERATIONS

      Industry Overview
      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      The Company's forest products operations are conducted by MGI, through
Pacific Lumber and Britt. The segment's business is somewhat seasonal, and its net sales have been historically higher in the months of April through November than in the months of December through March. Management expects that MGI's revenues and cash flows will continue to be somewhat seasonal. Accordingly,
MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year.

      Regulatory and environmental matters play a significant role in the
Company's forest products operations. See Item 1. "Business - Forest Products
Operations - Regulatory and Environmental Matters" and Note 16 to the
Consolidated Financial Statements for a discussion of these matters. Regulatory compliance and related litigation have caused delays in obtaining approvals of
THPs and delays in harvesting on THPs once they are approved. This has resulted in a decline in harvest, an increase in the cost of logging operations and lower net sales.

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies had until recently failed to approve THPs in a timely manner. The rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements have been experienced thus far in 2002. However, it continues to be below levels which meet Pacific Lumber's expectations. Nevertheless, Pacific
Lumber anticipates that once the Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

      While Pacific Lumber has experienced recent improvements in the THP approval process, there can be no assurance that Pacific Lumber will not in the future have difficulties in receiving approvals of its THPs similar to those experienced in the past. Furthermore, there can be no assurance that certain pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, adverse weather conditions or low selling prices, would not have a material adverse effect on the Company's financial position, results of operations or liquidity.
See Item 3. "Legal Proceedings" and Note 16 to the Consolidated Financial
Statements for further information regarding regulatory and legal proceedings affecting the Company's forest products operations.

      During 2001, comprehensive external and internal reviews were conducted of
Pacific Lumber's business operations. These reviews were an effort to identify ways in which Pacific Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, indefinitely idled two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations as of April 1, 2002, and intends to exclusively rely on third party contract loggers to conduct these activities in the future.
In connection with the changes described above, Pacific Lumber recognized a writedown of $2.2 million for impaired assets, a $2.6 million charge for restructuring initiatives, and a $3.4 million charge for environmental remediation costs during 2001 (see Note 2 to the Consolidated Financial
Statements). If business performance does not improve, additional restructuring charges may be necessary, and Pacific Lumber could have a significant liquidity issue.

      The following table presents selected operational and financial information for the years ended December 31, 2001, 2000 and 1999 for the
Company's forest products operations, and should be read in conjunction with the
Consolidated Financial Statements and the Notes thereto, contained elsewhere herein. See Note 2 to the Consolidated Financial statements for further information regarding segments.

                                                                   YEARS ENDED DECEMBER 31,
                                                                ------------------------------
                                                                  2001      2000       1999
                                                                --------- ---------  ---------
                                                                   (IN MILLIONS OF DOLLARS,
                                                                 EXCEPT SHIPMENTS AND PRICES)
                                                                          ---------  ---------
Shipments:
   Lumber: (1)
      Redwood upper grades.....................................     16.2      15.8       24.6
      Redwood common grades....................................    165.0     143.8      137.4
      Douglas-fir upper grades.................................      8.8      11.5       10.4
      Douglas-fir common grades................................     50.5      76.1       61.5
      Other....................................................      3.9       5.9        8.7
                                                                --------- ---------  ---------
   Total lumber................................................    244.4     253.1      242.6
                                                                ========= =========  =========
   Wood chips (2)..............................................    104.9     169.5      163.7
                                                                ========= =========  =========
Average sales price:
   Lumber: (3)
      Redwood upper grades..................................... $  1,770  $  1,798   $  1,531
      Redwood common grades....................................      577       712        629
      Douglas-fir upper grades.................................    1,323     1,352      1,290
      Douglas-fir common grades................................      337       376        430
   Wood chips (4)..............................................       64        67         77
Net sales:
   Lumber, net of discount..................................... $  152.2  $  175.3   $  165.3
   Logs........................................................     10.6       3.5        0.3
   Wood chips..................................................      6.8      11.3       12.5
   Cogeneration power..........................................     11.7       6.0        3.8
   Other.......................................................      4.0       4.0        5.9
                                                                --------- ---------  ---------
      Total net sales ......................................... $  185.3  $  200.1   $  187.8
                                                                ========= =========  =========
Operating income (loss)(6)..................................... $  (27.5) $    7.6   $   (4.1)
                                                                ========= =========  =========
Operating cash flow............................................ $   (5.9) $   27.3   $   12.9
                                                                ========= =========  =========
Income (loss) before income taxes and minority interests(7).... $  (59.6) $   23.9   $  196.1
                                                                ========= =========  =========

------------------------------------

(1)   Lumber shipments are expressed in millions of board feet.
(2)   Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(3)   Dollars per thousand board feet.
(4)   Dollars per bone dry unit.
(5)   Operating income before depletion and depreciation and asset impairment charges, also referred to as "EBITDA."
(6)   Operating loss for 2001 includes non-recurring charges totaling $8.2 million.  See Note 2 to the Consolidated Financial Statements
      for further discussions.
(7)   In addition to the non-recurring charges referred to in (6), 2001 results include a $16.7 million pre-tax gain on the sale of the Grizzly Creek grove. 2000 results include a $60.0 million pre-tax gain on the sale of the Owl Creek grove, and 1999 results include a $239.8 million pre-tax gain on the sale of the Headwaters Timberlands.

      Net Sales
      Net sales for the year ended December 31, 2001 were negatively impacted by lower lumber prices, with lower prices for common grade redwood lumber being the primary contributor to the decline. In addition, shipments of lumber declined slightly versus the comparable prior year period. The segment had higher sales volumes for redwood common grade lumber; however, this was more than offset by lower shipments of common grade Douglas fir lumber.

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

      Operating Income (Loss)
      The segment experienced an operating loss for the year ended December 31,
2001, compared to operating income for the same period of 2000. Operating results for the year ended December 31, 2001, include the impact of several non-
recurring charges totaling $8.2 million (see Note 2 to the Consolidated
Financial Statements). In addition to the non-recurring items, gross margins on lumber sales declined year to year as a result of higher costs associated with lumber production and logging operations.

      The forest products segment had operating income for the year ended
December 31, 2000, as compared to an operating loss for the comparable 1999 period, primarily due to the increase in net sales discussed above.

      Income (Loss) Before Income Taxes and Minority Interests
      The segment had a loss before income taxes for the year ended December 31,
2001, as compared to income before income taxes for the year ago period. In addition to the operating loss discussed above, 2001 had lower gains on sales of timberlands. 2001 included a $16.7 million gain on the sale of a portion of the
Grizzly Creek grove ($9.9 million net of deferred taxes), whereas 2000 included a gain on the sale of the Owl Creek grove of $60.0 million ($35.6 million net of deferred taxes).

      Income before income taxes and minority interests for the year ended
December 31, 2000, decreased from the comparable prior year period principally due to the 1999 gain on the sale of the Headwaters Timberlands of $239.8 million
($142.1 million net of deferred taxes or $18.17 per share). Included in 2000 is a gain on the sale of the Owl Creek grove of $60.0 million discussed above.

   REAL ESTATE OPERATIONS

      Industry Overview
      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Arizona, Puerto
Rico, California, and Texas.

                                                                     YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------
                                                                    2001       2000        1999
                                                                 ----------  ---------  ----------
                                                                     (IN MILLIONS OF DOLLARS)

Net sales......................................................  $    69.1   $   47.2   $    52.0
Operating income (loss)........................................       10.9       (7.8)       (5.2)
Income before income taxes and minority interests..............       14.8       14.5        13.7

      Net Sales
      Net sales for the real estate segment include revenues from sales of developed lots, bulk acreage and real property associated with the Company's real estate developments and resort and other commercial operations conducted at these real estate developments, in addition to lease revenues from the Lake
Pointe Plaza office complex.

      Net sales for the year ended December 31, 2001, increased from the same period of 2000 primarily due to the sale of a 354 acre parcel to the town of
Fountain Hills for $13.7 million as well as increased sales of real estate acreage at the Company's Palmas del Mar development project, and rental income from the Lake Pointe Plaza office complex. The improvement in real estate sales was somewhat offset by lower revenues from commercial operations at Fountain
Hills as a result of the sale of a water utility in October 2000.

      Net sales for the year ended December 31, 2000, decreased from the same prior year period primarily due to lower sales of real estate at the Company's
Palmas del Mar and Mirada development projects.

      Operating Income (Loss)
      The real estate segment had operating income for the year ended December
31, 2001, compared to an operating loss for the year ended December 31, 2000, primarily due to the increases in net sales discussed above.

      The operating loss increased for the year ended December 31, 2000, from the same period in 1999 primarily due to the write-down of certain receivables.

      Income Before Income Taxes and  Minority Interests
      Income before income taxes and minority interests was substantially unchanged when comparing the year ended December 31, 2001 to the prior year.
Offsetting the $18.7 million increase in operating income discussed above was a
$12.2 million decline in interest and other income as well as a $6.3 million increase in interest expense. Results for 2000 included the impact of an $11.3 million gain in 2000 on the sale of a water company in Arizona. Results for 2001 included interest on the debt issued in connection with the LakePointe Plaza acquisition as well as a full year of interest on certain debt secured by Palmas del Mar's golf courses.

      Income before income taxes and minority interests for the year ended
December 31, 2000, increased when compared to the same period in 1999 primarily due to the gain on the sale of the water company discussed above offset by the impact of a $7.4 million gain in 1999 from insurance recoveries from property damage resulting from the 1998 hurricane in Puerto Rico.

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

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                     2001       2000        1999
                                                                                   ---------  ---------  ----------
                                                                                       (IN MILLIONS OF DOLLARS)

Net sales........................................................................  $   31.1   $   30.9   $    27.3
Operating income.................................................................       0.9        2.1         3.8
Income before income taxes and minority interests................................       1.0        2.1         3.1

      Net Sales
      Net sales for the racing segment increased in the year ended December 31,
2001, compared to the year ended December 31, 2000, due to a full year of operations for Valley Race Park. This improvement was partially offset by lower net pari-mutuel commissions at Sam Houston Race Park. Net sales for the year ended December 31, 2000, were higher compared to the same period in 1999 due to the opening of Valley Race Park.

      Operating Income
      Operating income for the racing segment for the year ended December 31,
2001, decreased from the same period in 2000 due to the decrease in net commissions at Sam Houston Race Park discussed above. Operating income decreased for the year ended December 31, 2000, from the same period in 1999 due to increases in marketing-related expenses at Sam Houston Race Park and due to start-up expenses at Valley Race Park.

      Income Before Income Taxes and Minority Interests
      The decrease in income before income taxes and minority interests for this segment for the year ended December 31, 2001, as compared to the year ended
December 31, 2000, as well as the decrease in income before income taxes and minority interests for the year ended December 31, 2000 versus the same period of 1999, are both attributable to the decreases in operating income for the respective periods discussed above.

   OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS

                                                                                      YEARS ENDED DECEMBER 31,

                                                                                     2001       2000        1999
                                                                                  ----------  ---------  ----------
                                                                                      (IN MILLIONS OF DOLLARS)
Operating loss..................................................................  $    (9.7)  $  (16.5)  $   (23.0)
Loss before income taxes and minority interests.................................      (12.8)     (11.5)      (34.4)

      Operating Loss
      The operating loss represents corporate general and administrative expenses that are not attributable to the Company's industry segments. Changes in the operating loss between 2001, 2000 and 1999 were due to: (i) accruals for certain legal contingencies, which were $0.9 million, $6.6 million and $0.5 million in 2001, 2000 and 1999, respectively (see Note 16 to the Consolidated
Financial Statements) and (ii) an $11.7 million non-cash charge in 1999 related to a bonus awarded in the form of restricted stock.

      Loss Before Income Taxes and Minority Interests
      The loss before income taxes and minority interests includes operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, that are not attributable to the Company's industry segments. The loss for 2001 increased from 2000 due to a decrease in earnings from the investments described in Note 6 to the
Consolidated Financial Statements offset in part by the decrease in operating losses described above. The loss for 2000 decreased from 1999 principally due to the lower operating losses described above, offset by higher earnings from marketable securities.

   PROVISION FOR INCOME TAXES

      The Company's provision for income taxes differs from the federal statutory rate due principally to (i) increases in valuation allowances and revision of prior years' tax estimates, (ii) percentage depletion, and (iii)
foreign, state and local taxes, net of related federal tax benefits. In light of the Cases, Kaiser has provided $530.4 million in valuation allowances for all of its net deferred tax assets because the "more likely than not" recognition criteria has not been met. See Note 12 to the Consolidated Financial Statements
for a discussion of these and other income tax matters.

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

      As a result of the filing of the Cases, claims against the Debtors for principal and accrued interest on secured and unsecured indebtedness existing on the Filing Date are stayed while the Debtors continue business operations as debtors-in-possession, subject to the control and supervision of the Court. See
Note 1 to the Consolidated Financial Statements for additional discussion of the
Cases. At this time, it is not possible to predict the effect of the Cases on the businesses of the Debtors.

      Certain of the Company's other subsidiaries, principally MGHI, MGI,
Pacific Lumber and Scotia LLC, are restricted by their various debt instruments as to the amount of funds that can be paid in the form of dividends or loaned to affiliates. MGHI and the Forest Products companies are highly leveraged and have significant debt service requirements. Notes 11 and 16 to the Consolidated
Financial Statements contain additional information concerning the Company's indebtedness, certain restrictive debt covenants and a discussion of material commitments and contingencies affecting MGHI and the Forest Products companies'
liquidity and capital resources. "MAXXAM PARENT" is used in this section to refer to the Company on a stand-alone basis without its subsidiaries.

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
                                            ------------------------
                                            SCOTIA   PACIFIC MGI AND   REAL                      MAXXAM
                                  ALUMINUM    LLC    LUMBER   OTHER   ESTATE   RACING   MGHI     PARENT    TOTAL
                                 ---------- ------- -------- ------- --------- ------- ------- ---------- --------
                                                             (IN MILLIONS OF DOLLARS)
Debt and credit facilities (not
   including intercompany notes)
Short-term borrowings and current
   maturities of long-term debt:
   December 31, 2001(1)......... $   173.5  $ 14.9  $  17.8  $  0.6  $   10.4  $    -  $    -  $       -  $ 217.2
   December 31, 2000............      31.6    14.2     37.1       -       2.1       -       -       13.4     98.4

Long-term debt, excluding current
   maturities:
   December 31, 2001(1)......... $   700.8  $754.5  $   0.5  $    -  $  162.6  $  0.2  $ 88.2  $       -  $1,706.8
   December 31, 2000............     957.8   769.4      0.6       -      38.2     0.2   118.8          -   1,885.0

Revolving credit facilities:
   Facility commitment
      amounts (5)............... $   300.0  $ 60.9  $  50.0  $  2.5  $   23.6  $    -  $    -  $       -  $ 437.0
   December 31, 2001:
      Borrowings................         -       -     17.7     0.6       4.8       -       -          -     23.1
      Letters of credit.........      26.7       -     11.5       -       2.4       -       -          -     40.6
      Unused and available
        credit..................     146.3    60.9     12.2     1.9       5.2       -       -          -    226.5

Cash, cash equivalents, marketable
   securities and other investments
December 31, 2001:
   Current amounts restricted for
      debt service.............. $       -  $ 35.3  $     -  $    -  $    0.4  $  3.7  $    -  $       -  $  39.4
   Other current amounts........     153.3    19.6      2.3    26.6      16.0     3.8    35.7      128.3    385.6
                                 ---------- ------- -------- ------- --------- ------- ------- ---------- --------
                                     153.3    54.9      2.3    26.6      16.4     7.5    35.7      128.3    425.0
                                 ---------- ------- -------- ------- --------- ------- ------- ---------- --------

   Long-term amounts restricted
      for debt service(1).......         -    87.6        -       -       1.3       -       -          -     88.9
   Other long-term restricted
      amounts...................         -       -        -     2.2       7.4       -       -          -      9.6
                                 ---------- ------- -------- ------- --------- ------- ------- ---------- --------
                                         -    87.6        -     2.2       8.7       -       -          -     98.5
                                 ---------- ------- -------- ------- ----------------- ------- ---------- --------
                                 $   153.3  $142.5  $   2.3  $ 28.8  $   25.1  $  7.5  $ 35.7  $   128.3  $ 523.5
                                 ========== ======= ======== ======= ========= ======= ======= ========== ========

December 31, 2000:
   Current amounts restricted for
      debt service.............. $       -  $ 45.8  $     -  $    -  $    0.9  $    -  $    -  $       -  $  46.7
   Other current amounts........      23.4    68.6      0.2    61.7      18.7     9.0    54.3      115.2    351.1
                                 ---------- ------- -------- ------- --------- ------- ------- ---------- --------
                                      23.4   114.4      0.2    61.7      19.6     9.0    54.3      115.2    397.8
                                 ---------- ------- -------- ------- --------- ------- ------- ---------- --------

   Long-term amounts restricted for
      debt service(1)...........         -    92.1        -       -       1.3       -       -          -     93.4
   Other long-term restricted
      amounts...................       0.1     2.5        -     2.0       8.3       -       -          -     12.9
                                 ---------- ------- -------- ------- --------- ------- ------- ---------- --------
                                       0.1    94.6        -     2.0       9.6       -       -          -    106.3
                                 ---------- ------- -------- ------- ----------------- ------- ---------- --------
                                 $    23.5  $209.0  $   0.2  $ 63.7  $   29.2  $  9.0  $ 54.3  $   115.2  $ 504.1
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
                                            ------------------------
                                            SCOTIA  PACIFIC  MGI AND   REAL                      MAXXAM
                                  ALUMINUM    LLC   LUMBER    OTHER   ESTATE   RACING   MGHI     PARENT    TOTAL
                                 ---------- ------- -------- ------- --------- ------- ------- ---------- --------
                                                             (IN MILLIONS OF DOLLARS)
Changes in cash and cash
   equivalents
Capital expenditures:
   December 31, 2001 (2)........ $   183.3  $  6.2  $   5.9  $  1.3  $  133.9  $  2.0  $    -  $     0.7  $ 333.3
   December 31, 2000(2).........     261.9     8.2      4.1     1.7       6.9     4.5       -        1.0    288.3
   December 31, 1999(2).........      68.4    19.2      2.6     1.3       3.1     0.6       -        0.6     95.8

Net proceeds from dispositions of
   property and investments:
   December 31, 2001(3)......... $   171.7  $  1.3  $  18.6  $    -  $      -  $    -  $    -  $       -  $ 191.6
   December 31, 2000(3).........     166.9    67.0      0.3       -      18.0       -       -          -    252.2
   December 31, 1999(3).........      74.8     0.3        -   298.0       2.0       -       -          -    375.1

Borrowings (repayments) of debt
   and credit facilities, net of
   financing costs:
   December 31, 2001(1)......... $  (105.1) $(14.2) $ (19.5) $  0.6  $  126.9  $    -  $(25.1) $   (13.4) $ (49.8)
   December 31, 2000(1).........      15.2   (16.0)    37.0       -      22.6    (0.3)   (5.8)      (5.2)    47.5
   December 31, 1999(1).........       9.8    (9.0)    (0.1)   (4.7)     (1.8)   (1.2)      -          -     (7.0)

Dividends and advances received
   (paid):
   December 31, 2001(4)......... $       -  $(79.9) $  89.2  $(26.4) $  (17.8) $ (4.0) $ 17.1  $    21.8  $     -
   December 31, 2000(4).........         -       -     23.7  (132.1)    (33.7)      -    63.4       78.7        -
   December 31, 1999............         -       -        -   (18.7)    (15.0)      -    18.7       15.0        -
------------------

(1)  The increase in Kaiser's short-term borrowings and current maturities of long-term debt between December 31, 2000, and December 31, 2001, reflects the current maturity of the KACC 9 7/8% Senior Notes. See Note 11 to the
     Consolidated Financial Statements for additional information. The decrease between December 31, 2000, and December 31, 2001, in Scotia LLC's long-term debt was the result of principal payments on the Timber Notes of $14.2 million. The decrease in MGHI's long-term debt between December 31, 2000 and December 31, 2001, and the repayments reflected in 2001 and 2000 are the result of repurchases of debt. The decrease in MGHI's and Scotia LLC's long-term debt between December 31, 1999, and December 31, 2000, was due primarily to repurchases of debt. With respect to Scotia LLC, such repurchases were made using proceeds from the SAR Account, resulting in a decrease in long-term cash restricted for debt service. In addition, Scotia
     LLC made principal payments on the Timber Notes of $15.9 million and $8.2 million during the years ended December 31, 2000 and 1999, respectively.
     The increase in Real Estate long-term debt between 2000 and 2001was due primarily to borrowings made in connection with the purchase of the Lake
     Pointe Plaza office complex. The increase in long-term debt for Real Estate between 1999 and 2000 is a result of a subsidiary of PDMPI issuing $30 million in bonds to finance certain golf and resort related activities.
(2)  Aluminum: Capital expenditures in 2001and 2000 included $78.6 million and
     $239.1 million, respectively, spent with respect to rebuilding the Gramercy facility. In addition, the capital expenditures in 2000 included $13.3 million spent with respect to the purchase of the non-working capital assets of the Chandler, Arizona, drawn tube aluminum fabricating operation.
     Scotia LLC: Included in capital expenditures for 2000 and 1999 is $1.1 million and $13.2 million, respectively, for timberland acquisitions. Real
     Estate: Capital expenditures for 2001 include $131.3 million for the purchase of Lake Pointe Plaza. Racing: Capital expenditures for racing operations for the year ended December 31, 2000 include $2.8 million for the acquisition of Valley Race Park.
(3)  Kaiser net proceeds from dispositions of property and investments in 2001 includes primarily $159.0 million for the sale of an approximate 8.3%
     interest in QAL while 2000 proceeds include $51.6 million for the
     Pleasanton office complex and $100.0 million related to Gramercy property damage insurance recoveries. Proceeds from dispositions of property and investments includes $19.8 million of proceeds in 2001 for Pacific Lumber's sale of a portion of the Grizzly Creek grove, $67.0 million of proceeds in
     2000 for Scotia LLC's sale of the Owl Creek grove and $299.9 million of gross proceeds in 1999 for Pacific Lumber's sale of the Headwaters Timberlands.
(4)  For the year ended December 31, 2001, $79.9 million of dividends were paid by Scotia LLC to Pacific Lumber, $63.9 million of which was made using proceeds from the sale of Scotia LLC's Owl Creek grove. In addition to the
     $79.9 million of dividends from Scotia LLC, Pacific Lumber received $9.3 million from MGI related to repayment of intercompany debt. For the year ended December 31, 2000, $90.0 million of the dividends paid from MGI to
     MGHI were made using proceeds from the sale of the Headwaters Timberlands.
     MGHI in turn paid a $45.0 million dividend to MAXXAM Parent. With respect to real estate operations, $33.7 million of the dividends paid to MAXXAM
     Parent in 2000 were made by Real Estate subsidiaries. In addition to cash generated by real estate sales, funds for making these dividends were provided by proceeds from the sale of a water utility company in Arizona and proceeds from a bond offering by a subsidiary of PDMPI.
(5)  In connection with the Cases, Kaiser currently has a DIP Facility to provide for borrowings during the reorganization period.

   MAXXAM PARENT

      MAXXAM Parent realized a substantial portion of its cash flows during 2001 from dividends and other distributions from subsidiaries in the real estate and racing segments. As of December 31, 2001, MAXXAM Parent's other subsidiaries
(principally real estate) had an aggregate of nonrestricted cash and unused borrowing availability of approximately $15.8 million which could have been paid to the Company. With respect to MGHI, MAXXAM Parent does not expect to receive any dividends or distributions during 2002.

      MAXXAM Parent owns 22,061,750 shares of the common stock of Kaiser, representing a 27% interest. As a result of the Cases, the value of Kaiser common stock has declined since December 31, 2001, and the market value of the
Kaiser shares owned by MAXXAM Parent based on the price per share quoted at the close of business on April 10, 2002, was $3.1 million. There can be no assurance that such value would be realized should MAXXAM Parent dispose of its investment in these shares, and it is possible that all or a portion of MAXXAM
Parent's interest may be diluted or cancelled as a part of a plan of reorganization.

      MAXXAM Parent expects that its general and administrative costs, net of cost reimbursements from subsidiaries and excluding expenses related to legal contingencies, will range from $8.0 million to $11.0 million for the next year.
There can be no assurance, however, that MAXXAM Parent's cash requirements for its corporate general and administrative expenses will not increase.

      With respect to the OTS and FDIC matters, although the OTS Director may change the administrative law judge's recommended decision, the Company believes that the ultimate resolution of the OTS and FDIC matters should not have a material adverse effect on MAXXAM Parent's financial position, results of operations or liquidity. See Note 16 to the Consolidated Financial Statements
for further discussion of the OTS and FDIC matters. Any adverse outcome of the other litigation or the regulatory and environmental matters described in Note
16 to the Consolidated Financial Statements could materially adversely affect the Company's consolidated financial position, results of operations or liquidity.

      Although there are no restrictions on the Company's ability to pay dividends on its capital stock, the Company has not paid any dividends for a number of years and has no present intention to do so. The Company has stated
that, from time to time, it may purchase its Common Stock on national exchanges or in privately negotiated transactions. During 2001, the Company purchased
220,800 shares of its common stock for $2.9 million.

      MAXXAM Parent believes that its existing resources, together with the cash available from subsidiaries, will be sufficient to fund its working capital requirements for the next year. With respect to its long-term liquidity, MAXXAM
Parent believes that its existing cash and cash resources, together with distributions from its real estate and racing segments, should be sufficient to meet its working capital requirements. However, there can be no assurance that
MAXXAM Parent's cash resources, together with distributions from its real estate and racing segments, will be sufficient for such purposes.

   MGHI

      Subsequent to December 31, 2001, MGHI repurchased $16.9 million of the 12%
MGHI Senior Secured Notes ("MGHI NOTES") resulting in an extraordinary gain of
$1.9 million (net of tax). MGHI expects that interest payments on the remaining
$71.3 million of MGHI Notes will be paid with its existing cash and/or payments on an intercompany note between MGHI and MAXXAM Parent.

      MGHI owns 27,938,250 shares of the common stock of Kaiser, representing a
35% interest. As a result of the Cases, the value of Kaiser common stock has declined since December 31, 2001, and the market value of the Kaiser shares owned by MGHI based on the price per share quoted at the close of business on
April 10, 2002, was $3.9 million. There can be no assurance that such value would be realized should MGHI dispose of its investment in these shares, and it is possible that all or a portion of MGHI's interest may be diluted or cancelled as a part of a plan of reorganization.

      MGHI believes that its existing resources will be sufficient to fund its debt service and working capital requirements for the next year. With respect to its long-term liquidity, MGHI believes that its existing cash and cash resources, together with payments by MAXXAM Parent on the Intercompany Note, should be sufficient to meet its debt service and working capital requirements, although there can be no assurance that this will be the case. MAXXAM Parent expects to pay MGHI the amount of the Intercompany Note necessary to retire the
MGHI Notes which are due in 2003. The regulatory and environmental matters described under "--Results of Operations - Forest Products Operations" above have adversely affected cash available from subsidiaries, and therefore the distributions to MGHI. Distributions from MGHI's subsidiaries may continue to be minimal, if any, over the next one to two years.

   ALUMINUM OPERATIONS

      Operating Activities
      The increase in cash flows from operating activities between 2001 and 2000 resulted primarily from the impact of improved 2001 operating results, excluding non-cash items, driven primarily by power sales and a decline in Gramercy-
related receivables. The increase in cash flows from operating activities between 2000 and 1999 resulted primarily from the impact of the improved 2000 operating results, driven primarily by the 2000 power sales and a decline in inventories, offset in part by an increase in receivables. The decrease in inventories was primarily due to improved inventory management and the exit from the can body product line at the flat-rolled products business unit. The increase in receivables was primarily due to power sale proceeds that were received in the first quarter of 2001 and Gramercy-related items.

      Capital Expenditures
      Total consolidated capital expenditures are expected to be between $40.0 million and $75.0 million per year in each of 2002 and 2003 (of which approximately 15% is expected to be funded by Kaiser's minority partners in certain foreign joint ventures). Kaiser's management continues to evaluate numerous projects, all of which would require substantial capital, both in the
United States and overseas. The level of capital expenditures may be adjusted from time to time depending on Kaiser's price outlook for primary aluminum and other products, Kaiser's ability to assure future cash flows through hedging or other means, Kaiser's financial position and other factors.

      Financial Activities and Liquidity
      On February 12, 2002, Kaiser entered into the DIP Facility which provides for a secured, revolving line of credit through the earlier of February 12,
2004, the effective date of a plan of reorganization or voluntary termination by
Kaiser. Kaiser is able to borrow under the DIP Facility by means of revolving credit advances and letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of $300.0 million or a borrowing base relating to eligible accounts receivable, eligible inventory and eligible fixed assets reduced by certain reserves, as defined in the DIP Facility agreement. The DIP
Facility is guaranteed by Kaiser and certain significant subsidiaries of Kaiser.
Interest on any outstanding balances will bear a spread over either a base rate or LIBOR, at Kaiser's option. The Court signed a final order approving of the
DIP Facility on March 19, 2002.

      Kaiser's management believes that the cash and cash equivalents of $153.3 million at December 31, 2001, cash flows from operations and cash available from the DIP Facility will provide sufficient working capital to allow Kaiser to meet its obligations during the pendency of the Cases. At March 31, 2002, there were no outstanding borrowings under the revolving credit facility and there were outstanding letters of credit of approximately $54.1 million. As of March 31,
2002, $121.0 million (of which $70.9 million could be used for additional letters of credit) was available to Kaiser under the DIP Facility. Kaiser expects that the borrowing base amount will increase by approximately $50.0 million once certain appraisal information is provided to the lenders.

      Commitments and Contingencies
      During the pendency of the Cases, substantially all pending litigation, except that relating to certain environmental matters, against the Debtors is stayed. Generally, claims arising from actions or omissions prior to the Filing
Date will be settled in connection with the plan of reorganization.

      Kaiser is subject to a number of environmental laws, to fines or penalties assessed for alleged breaches of the environmental laws, and to claims and litigation based upon such laws. Based on Kaiser's evaluation of these and other environmental matters, Kaiser has established environmental accruals of $61.2 million at December 31, 2001. However, Kaiser believes that it is reasonably possible that changes in various factors could cause costs associated with these environmental matters to exceed current accruals by amounts that could range, in the aggregate, up to an estimated $27.0 million.

      Kaiser is also a defendant in a number of asbestos-related lawsuits that generally relate to products Kaiser has not sold for more than 20 years. Based on past experience and reasonably anticipated future activity, Kaiser has established a $621.3 million accrual at December 31, 2001, for estimated asbestos-related costs for claims filed and estimated to be filed through 2011, before consideration of insurance recoveries. However, Kaiser believes that substantial recoveries from insurance carriers are probable. Kaiser reached this conclusion based on prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies and the advice of outside counsel with respect to applicable insurance coverage law relating to the terms and conditions of these policies. Accordingly, Kaiser has recorded an estimated aggregate insurance recovery of $501.2 million (determined on the same basis as the asbestos-related cost accrual) at December 31, 2001. Although Kaiser has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements and disputes with certain carriers exist. The timing and amount of future recoveries from these insurance carriers will depend on the pendency of the Cases and on the resolution of disputes regarding coverage under the applicable insurance policies.

      In connection with the USWA strike and subsequent lock-out by Kaiser which was settled in September 2000, certain allegations of ULPs have been filed with the NLRB by the USWA. Kaiser believes that all such allegations are without merit. Twenty-two of twenty-four allegations of ULPs previously brought against
Kaiser by the USWA have been dismissed. A trial before an administrative law judge for the two remaining allegations concluded in September 2001. A decision is not expected until sometime after the second quarter of 2002. Any outcome from the trial before an administrative judge would be subject to additional appeals by the general counsel of the NLRB, the USWA or Kaiser. This matter is currently not stayed by the Cases. If these proceedings eventually resulted in a final ruling against Kaiser with respect to either allegation, it could be obligated to provide back pay to USWA members at the five plants and such amount could be significant. Any liability ultimately determined to exist in this matter will be dealt with in the overall context of the Debtors' plan of reorganization.

      While uncertainties are inherent in the final outcome of these matters and it is presently impossible to determine the actual costs that ultimately may be incurred and insurance recoveries that ultimately may be received, Kaiser's management currently believes that the resolution of these uncertainties and the incurrence of related costs, net of any related insurance recoveries, should not have a material adverse effect on Kaiser's consolidated financial position or liquidity. However, amounts paid, if any, in satisfaction of these matters could be significant to the results of the period in which they are recorded. See Note
16 to the Consolidated Financial Statements for a more detailed discussion of these contingencies and the factors affecting Kaiser management's beliefs.

   FOREST PRODUCTS OPERATIONS

      Substantially all of MGI's consolidated assets are owned by Pacific
Lumber, and a significant portion of Pacific Lumber's consolidated assets are owned by Scotia LLC. The holders of the Timber Notes have priority over the claims of creditors of Pacific Lumber with respect to the assets and cash flows of Scotia LLC. In the event Scotia LLC's cash flows are not sufficient to generate distributable funds to Pacific Lumber, Pacific Lumber could effectively be precluded from distributing funds to MGI and MGI in turn to MGHI.

      On August 14, 2001, Pacific Lumber's revolving credit agreement (the
"PACIFIC LUMBER CREDIT AGREEMENT") was renewed. The new facility provides for up to a $50.0 million two-year revolving line of credit as compared to a $60.0 million line of credit under the expired facility. On each anniversary date, and subject to the consent of the lender, the Pacific Lumber Credit Agreement may be extended by one year. The other terms and conditions are substantially the same as those under the expired facility. Borrowings, letters of credit and unused availability at December 31, 2001, are reflected in the table above.

      Scotia LLC has an agreement with a group of banks which allows it to borrow up to one year's interest on the Timber Notes (the "SCOTIA LLC LINE OF
CREDIT"). On June 1, 2001, this facility was extended for an additional year to
July 12, 2002. Annually, Scotia LLC will request that the Scotia LLC Line of
Credit be extended for a period of not less than 364 days. If not extended,
Scotia LLC may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the Aggregate Minimum Principal
Amortization Amount, as defined, then due), commencing approximately two and one-half years following the date of the draw.

      On March 5, 2002, Scotia LLC notified the trustee for the Timber Notes that it had met all of the requirements of the SAR Reduction Date, as defined in the Indenture. Accordingly, on March 20, 2002, Scotia LLC released $29.4 million from the SAR Account and distributed this amount to Pacific Lumber.

      During the year ended December 31, 2001, Scotia LLC used $67.3 million set aside in the note payment account to pay the $57.4 million of interest due as well as $9.9 million of principal. Scotia LLC repaid an additional $4.3 million of principal on the Timber Notes using funds held in the SAR Account, resulting in total principal payments of $14.2 million, an amount equal to Scheduled
Amortization. In addition, Scotia LLC made distributions in the amount of $79.9 million to its parent, Pacific Lumber, $63.9 million of which was made using funds from the December 2000 sale of the Owl Creek grove and $13.5 million of which was made using excess funds released from the SAR Account.

      On the note payment date in January 2002, Scotia LLC had $33.9 million set aside in the note payment account to pay the $28.4 million of interest due as well as $5.5 million of principal. Scotia LLC repaid an additional $6.1 million of principal on the Timber Notes using funds held in the SAR Account, resulting in a total principal payment of $11.6 million, an amount equal to Scheduled
Amortization (as defined in the Indenture).

      With respect to the note payment due in July 2002, Scotia LLC expects that it will require funds from the Scotia LLC Line of Credit to pay a portion of the interest due and that all of the funds used to pay the Scheduled Amortization amount will be provided from the SAR Account.

      Capital expenditures were made during the past three years to improve production efficiency, reduce operating costs and acquire additional timberlands. Capital expenditures, excluding expenditures for timberlands and real estate, are estimated to be between $8.0 million and $9.0 million per year for the 2002 - 2003 period. Pacific Lumber and Scotia LLC may purchase additional timberlands from time to time as appropriate opportunities arise.

      Due to its highly leveraged condition, MGI is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see
"--Results of Operations - Forest Products Operations" above and Note 16 to the
Consolidated Financial Statements), increased competition from other lumber producers or alternative building products and general economic conditions.

      Pacific Lumber's 2001 cash flows from operations were adversely affected by operating inefficiencies, lower lumber prices, an inadequate supply of logs and a related slowdown in lumber production. During 2001, comprehensive external and internal reviews were conducted of Pacific Lumber's business operations.
These reviews were an effort to identify ways in which Pacific Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber has, among other things, indefinitely curtailed two of its four operating sawmills, eliminated certain of its operations, including its soil amendment and concrete block manufacturing operations, begun utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these operational changes were implemented by Pacific
Lumber during the last quarter of 2001, or during the first quarter of 2002.
Pacific Lumber also terminated its internal logging operations as of April 1,
2002, and intends to rely on third party contract loggers to conduct these activities. The adverse resulting impact on liquidity of its poor operating results was offset by $79.9 million in distributions made by Scotia LLC to
Pacific Lumber (principally from the sale of the Owl Creek grove), $9.3 million in repayments on an intercompany loan by MGI, and $18.5 million of proceeds received from the sale of a portion of the Grizzly Creek grove. The $29.4 million release from the SAR Account discussed above will also improve Pacific
Lumber's liquidity. However, Pacific Lumber may require funds available under the Pacific Lumber Credit Agreement, additional repayments by MGI of an intercompany loan and/or capital contributions from MGI to enable it to meet its working capital and capital expenditure requirements for the next year.

      With respect to long-term liquidity, although MGI and its subsidiaries expect that their existing cash and cash equivalents, lines of credit and ability to generate cash flows from operations should provide sufficient funds to meet their debt service, working capital and capital expenditure requirements, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from Scotia LLC, there can be no assurance that this will be the case.

   REAL ESTATE OPERATIONS

      In June 2001, Lakepointe Assets purchased Lake Pointe Plaza, an office complex located in Sugar Land, Texas, for a purchase price of $131.3 million.
The transaction was financed with proceeds of $117.3 million, net of $5.2 million in deferred financing costs, from the Lakepointe Notes ($122.5 million principal amount with a final maturity date of June 8, 2021, and an interest rate of 7.56%), and with a cash payment of $14.0 million. Lakepointe Assets acquired the property subject to two leases to existing tenants while simultaneously leasing a majority of the premises, representing all of the remaining space, to an affiliate of the seller. The office complex is fully leased for a period of 20 years under these three leases.

      Capital expenditures are expected to be approximately $5 million in 2002.
The Company expects that these expenditures will be funded by existing cash and available credit facilities.

      PDMPI and its subsidiaries have required advances during 2001 to fund their operations. Although PDMPI may require such advances in the future, the
Company believes that the existing cash and credit facilities of its real estate subsidiaries are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing and joint venture partners should provide sufficient funds to meet their working capital and capital expenditure requirements.

   RACING OPERATIONS

      Capital expenditures and investments in new ventures are expected to be approximately $1 million in 2002.

      With respect to long-term liquidity, SHRP, Ltd expects that it will generate cash flows from operations sufficient to satisfy its working capital and capital expenditure requirements.

CRITICAL ACCOUNTING POLICIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company reevaluates its estimates and judgments on a regular, ongoing basis. Actual results may differ from these estimates under different assumptions and conditions.

      The following accounting policies are considered critical in light of the potentially material impact that the estimates, judgments and uncertainties affecting the application of these policies might have on the Company's reported financial information.

      Principles of Consolidation - Kaiser
      Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the investor.

      At December 31, 2001, the conditions that represent limitations to consolidation described above did not exist with respect to the Company's investment in Kaiser. The Company exercised control over Kaiser, and any possible loss of control in the near term was not deemed to be the result of a probable occurrence of events that were outside the Company's control, since
Kaiser's decision to file for bankruptcy was made on a voluntary basis. As a result, the consolidated financial statements as of and for the year ended
December 31, 2001, include the accounts of Kaiser. Due to the Filing, effective
February 12, 2002, the Company will no longer consolidate Kaiser's financial results in its consolidated financial statements, and will report its investment in Kaiser under the cost method. When and if Kaiser emerges from bankruptcy, the subsequent accounting will be determined based on the applicable circumstances and facts at such time, including the terms of any plan of reorganization. See
Note 1 to the Consolidated Financial Statements for further discussion of
Kaiser's reorganization proceedings.

      Loss Contingencies
      The Company is involved in various claims, lawsuits and other proceedings discussed in Note 16 to the Consolidated Financial Statements. Such litigation involves uncertainty as to possible losses to the Company that will ultimately be realized when one or more future events occur or fail to occur. The Company accrues and charges to income estimated losses from contingencies when it is probable (at the balance sheet date) that an asset has been impaired or liability incurred and the amount of loss can be reasonably estimated.
Differences between estimates recorded and actual amounts determined in subsequent periods are treated as changes in accounting estimates (i.e., they are reflected in the financial statements in the period in which they are determined to be losses, with no retroactive restatement).

      The Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsel, the outcomes from similar litigation, the status of lawsuits (including settlement initiatives), legislative developments, and other factors. Risks and uncertainties are inherent with respect to the ultimate outcome of litigation.

      Impairment of Noncurrent Assets
      The Company recorded charges of $19.9 million in 2001 to write-down the carrying amount of certain buildings, machinery and equipment to estimated fair value (see Note 2 to the Consolidated Financial Statements). The Company reviews noncurrent assets for impairment when circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is indicated if the expected total undiscounted future cash flows are less than the carrying amount of the assets. Assets are written down to fair value and a loss is recognized upon impairment. Fair value increases on assets previously written down for impairment losses are not recognized.

      Considerable judgment is exercised in the Company's assessment of the need for an impairment write-down. Indicators of impairment must be present. In some instances, situations might exist where impairments are the result of changes in economic conditions or other factors that develop over time.

      Deferred Tax Asset Valuation Allowances
      As of December 31, 2001, the Company had $62.3 million of net deferred tax assets. The deferred tax assets and liabilities reported in the Company's balance sheet reflect the amount of taxes that the Company has prepaid or received a tax benefit for (an asset) or will have to pay in the future (a liability) because of temporary differences that result from differences in timing of revenue recognition or expense deductibility between generally accepted accounting principles and the Internal Revenue Code. Accounting rules require that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. The Company considers all available evidence, both positive and negative, to determine whether a valuation allowance is needed. The need for a valuation allowance ultimately depends on the existence of sufficient taxable income necessary to receive the benefit of a future deductible amount.

      Assessing the need for and amount of a valuation allowance for deferred tax assets requires significant judgment. The fact that a benefit may be expected for a portion but not all of a deferred tax asset increases the judgmental complexity. Projections of future taxable income, by their very nature, require estimates and judgments about future events that, although they might be predictable, are far less certain than events that have already occurred and can be objectively measured.

      Uncertainties that might exist with respect to the realization of the
Company's deferred tax assets relate to future taxable income. See Note 12 to the Consolidated Financial Statements for further discussion of the Company's valuation allowances on deferred tax assets.

      Obligations Related to Pension and Other Postretirement Benefit Plans
      As of December 31, 2001, the Company had $951.6 million in accrued liabilities related to pension and other postretirement benefit plans. The
Company estimates its liability under these benefit plans based on an actuarial analysis. The actuarial analysis is based on certain assumptions about the expected future return on plan assets, the expected rate of compensation increase and the discount rate.

NEW ACCOUNTING PRONOUNCEMENTS

      See Note 1 to the Consolidated Financial Statements for a discussion of new accounting pronouncements and their potential impact on the Company.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products, and also depend to a significant degree upon the volume and mix of all products sold. As discussed more fully in Notes 1 and 17 to the Consolidated Financial Statements, Kaiser
utilizes hedging transactions to lock-in a specified price or range of prices for certain products which it sells or consumes in its production process and to mitigate Kaiser's exposure to changes in foreign currency exchange rates.

SENSITIVITY

      ALUMINA AND PRIMARY ALUMINUM
      Alumina and primary aluminum production in excess of internal requirements is sold in domestic and international markets, exposing Kaiser to commodity price opportunities and risks. Kaiser's hedging transactions are intended to provide price risk management in respect of the net exposure of earnings resulting from (i) anticipated sales of alumina, primary aluminum and fabricated aluminum products, less (ii) expected purchases of certain items, such as aluminum scrap, rolling ingot, and bauxite, whose prices fluctuate with the price of primary aluminum. On average, before consideration of hedging activities, any fixed price contracts with fabricated aluminum products customers, variations in production and shipment levels, and timing issues related to price changes, Kaiser estimates that each $.01 increase (decrease) in the market price per price-equivalent pound of primary aluminum increases
(decreases) Kaiser's annual pre-tax earnings by approximately $10.0 million, based on recent fluctuations in operating levels.

      FOREIGN CURRENCY
      Kaiser enters into forward exchange contracts to hedge material cash commitments for foreign currencies. Kaiser's primary foreign exchange exposure is related to Kaiser's Australian Dollar (A$) commitments in respect of activities associated with its 20.0%-owned affiliate, QAL. Kaiser estimates that, before consideration of any hedging activities, a US $0.01 increase
(decrease) in the value of the A$ results in an approximate $1.0 - $2.0 million
(decrease) increase in Kaiser's annual pre-tax operating income.

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

HEDGING POSITIONS

      Because the agreements underlying Kaiser's hedging positions provided that the counterparties to the hedging contracts could liquidate Kaiser's hedging positions if Kaiser filed for reorganization, Kaiser chose to liquidate these positions in advance of the February 12, 2002 Filing Date. Proceeds from the liquidation totaled approximately $42.2 million. Gains or losses associated with these liquidated positions have been deferred and are being recognized over the original hedging periods as the underlying purchases/sales are still expected to occur. The amount of gains/losses deferred are as follows: gains of $30.2 million for aluminum contracts, losses of $5.0 million for Australian dollars and losses of $1.9 million for energy contracts.

      Kaiser anticipates that, subject to the approval of the Court and prevailing economic conditions, it may reinstitute an active hedging program.
However, no assurance can be given as to when or if the appropriate Court approval will be obtained or when or if such hedging activities will restart.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MAXXAM Inc.:

We have audited the accompanying consolidated balance sheets of MAXXAM Inc. (a
Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit)
and cash flows for each of the three years in the period ended December 31,
2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAXXAM Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, on February 12,
2002, Kaiser Aluminum Corporation (Kaiser), a majority owned consolidated subsidiary of MAXXAM Inc., and certain of its subsidiaries filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result, Kaiser's financial results will be deconsolidated beginning February
12, 2002 and MAXXAM Inc. will begin reporting its investment in Kaiser using the cost method. Kaiser and subsidiaries represent 69 percent and 73 percent of
MAXXAM Inc.'s total consolidated assets at December 31, 2001 and 2000, and 86 percent, 87 percent and 87 percent of its total consolidated revenues for the years ended December 31, 2001, 2000 and 1999, respectively. See Note 1 for a discussion of the impact on MAXXAM Inc.'s consolidated financial statements.

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

                                    ARTHUR ANDERSEN LLP

Houston, Texas
April 12, 2002

                          MAXXAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               2001         2000
                                                                                            -----------  ----------
ASSETS
Current assets:
   Cash and cash equivalents............................................................... $    272.2   $   353.2
   Marketable securities...................................................................      152.8        44.6
   Receivables:
      Trade, net of allowance for doubtful accounts of $10.0 and $6.4, respectively........      140.5       202.3
      Other................................................................................       91.6       251.6
   Inventories.............................................................................      364.7       451.3
   Prepaid expenses and other current assets...............................................      134.2       203.1
                                                                                            -----------  ----------
        Total current assets...............................................................    1,156.0     1,506.1
Property, plant and equipment, net of accumulated depreciation of $1,094.7 and
   $1,033.0, respectively..................................................................    1,499.5     1,331.3
Timber and timberlands, net of accumulated depletion of $193.6 and $183.8, respectively....      235.1       244.3
Investments in and advances to unconsolidated affiliates...................................       70.9        85.5
Deferred income taxes......................................................................      109.6       553.1
Restricted cash, marketable securities and other investments...............................       98.5       106.3
Long-term receivables and other assets.....................................................      765.7       677.4
                                                                                            -----------  ----------
                                                                                            $  3,935.3   $ 4,504.0
                                                                                            ===========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable........................................................................ $    180.4   $   248.7
   Accrued interest........................................................................       66.1        70.1
   Accrued compensation and related benefits...............................................      168.3       180.8
   Other accrued liabilities...............................................................      248.6       313.5
   Payable to affiliates...................................................................       52.9        78.3
   Short-term borrowings and current maturities of long-term debt, excluding $2.3 and
      $2.2, respectively, of repurchased Timber Notes held in the SAR Account..............      217.2        98.4
                                                                                            -----------  ----------
        Total current liabilities..........................................................      933.5       989.8
Long-term debt, less current maturities and excluding $55.4 and $57.7, respectively, of
   repurchased Timber Notes held in the SAR Account........................................    1,706.8     1,885.0
Accrued postretirement medical benefits....................................................      652.4       667.4
Other noncurrent liabilities...............................................................      999.7       779.9
                                                                                            -----------  ----------
        Total liabilities..................................................................    4,292.4     4,322.1
                                                                                            -----------  ----------
Commitments and contingencies (see Note 16)
Minority interests.........................................................................      118.5       132.8
Stockholders' equity (deficit):
   Preferred stock, $0.50 par value; 12,500,000 shares authorized; Class A $0.05
      Non-Cumulative Participating Convertible Preferred Stock; 669,235 and
      669,355
      shares issued, respectively..........................................................        0.3         0.3
   Common stock, $0.50 par value; 28,000,000 shares authorized;
      10,063,359 shares issued.............................................................        5.0         5.0
   Additional capital......................................................................      225.3       225.3
   Accumulated deficit.....................................................................     (524.2)      (68.2)
   Accumulated other comprehensive loss....................................................      (66.3)       (0.5)
    Treasury stock, at cost (shares held:  preferred - 845; common - 3,535,688
      and 3,315,008, respectively).........................................................     (115.7)     (112.8)
                                                                                            -----------  ----------
        Total stockholders' equity (deficit)...............................................     (475.6)       49.1
                                                                                            -----------  ----------
                                                                                            $  3,935.3   $ 4,504.0
                                                                                            ===========  ==========
                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
             (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE INFORMATION)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                                2001         2000          1999
                                                                             -----------  -----------  ------------
Net sales:
   Aluminum................................................................  $  1,732.7   $  2,169.8   $   2,083.6
   Forest products.........................................................       185.3        200.1         187.8
   Real estate.............................................................        69.1         47.2          52.0
   Racing..................................................................        31.1         30.9          27.3
                                                                             -----------  -----------  ------------
                                                                                2,018.2      2,448.0       2,350.7
                                                                             -----------  -----------  ------------
Cost and expenses:
   Cost of sales and operations:
      Aluminum.............................................................     1,457.1      1,798.3       1,898.5
      Forest products......................................................       170.3        157.4         159.5
      Real estate..........................................................        28.4         24.1          29.7
      Racing...............................................................        20.4         19.5          15.9
   Selling, general and administrative expenses............................       163.6        168.7         170.4
   Impairment of assets....................................................        19.9         51.2          19.8
   Depreciation, depletion and amortization................................       113.1         98.2         108.4
                                                                             -----------  -----------  ------------
                                                                                1,972.8      2,317.4       2,402.2
                                                                             -----------  -----------  ------------

Operating income (loss)....................................................        45.4        130.6         (51.5)

Other income (expense):
   Gains on sale of an interest in QAL.....................................       163.6            -             -
   Gains on sales of timberlands...........................................        16.7          60.0        239.8
   Gain on involuntary conversion at Gramercy facility.....................           -            -          85.0
   Investment, interest and other income (expense), net....................         1.0         62.7          18.3
   Interest expense........................................................      (182.9)      (185.9)       (190.1)
   Amortization of deferred financing costs................................        (7.8)        (7.1)         (7.0)
                                                                             -----------  -----------  ------------
Income before income taxes, minority interests and extraordinary items.....        36.0         60.3          94.5
Provision for income taxes.................................................      (533.7)       (27.1)        (43.7)
Minority interests.........................................................        38.1         (3.2)         22.8
                                                                             -----------  -----------  ------------
Income (loss) before extraordinary items...................................      (459.6)        30.0          73.6
Extraordinary items:
   Gains on repurchases of debt, net of income tax provision of $2.0
      and $2.4, respectively...............................................         3.6          3.9             -
                                                                             -----------  -----------  ------------
Net income (loss)..........................................................  $   (456.0)  $     33.9   $      73.6
                                                                             ===========  ===========  ============

Basic earnings (loss) per common share:
   Income (loss) before extraordinary items................................  $   (69.83)  $     3.95   $      9.58
   Extraordinary items.....................................................        0.55         0.52             -
                                                                             -----------  -----------  ------------
   Net income (loss).......................................................  $   (69.28)  $     4.47   $      9.58
                                                                             ===========  ===========  ============

Diluted earnings (loss) per common and common equivalent share:
   Income (loss) before extraordinary items................................  $   (69.83)  $     3.95   $      9.49
   Extraordinary items.....................................................        0.55         0.52             -
                                                                             -----------  -----------  ------------
   Net income (loss).......................................................  $   (69.28)  $     4.47   $      9.49
                                                                             ===========  ===========  ============

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   (IN MILLIONS, EXCEPT PER SHARE INFORMATION)

                                                                                     ACCUMU-
                                                                                     LATED
                                              COMMON STOCK                           OTHER
                                              ------------                           COMPRE-                       COMPRE-
                                 PREFERRED                        ADDI-    ACCUMU-   HENSIVE                       HENSIVE
                                   STOCK                         TIONAL     LATED    INCOME   TREASURY             INCOME
                                 ($.50 PAR)  Shares  ($.50 Par)  CAPITAL   DEFICIT   (LOSS)    STOCK     TOTAL     (LOSS)
                                 ---------   ------  ----------  -------  --------- -------- --------- --------- ---------
Balance, December 31, 1998...... $    0.3       7.0  $    5.0    $ 222.8   $ (175.7) $     -  $ (109.2) $  (56.8)
   Net income...................        -         -         -          -       73.6        -         -      73.6 $    73.6
   Minimum pension liability
       adjustment...............        -         -         -          -          -     (0.7)        -      (0.7)     (0.7)
                                                                                                                 ---------
   Comprehensive income.........                                                                                 $   72.9
                                                                                                                 =========
   Treasury stock issuances.....        -         -         -        2.5          -        -       9.2      11.7
                                 ---------   ------- ----------  -------  --------- -------- --------- ---------

Balance, December 31, 1999......      0.3       7.0       5.0      225.3     (102.1)    (0.7)   (100.0)     27.8
   Net income...................        -         -         -          -       33.9        -         -      33.9 $    33.9
   Minimum pension liability
       adjustment...............        -         -         -          -          -     (0.4)        -      (0.4)     (0.4)
     Change in value of
     available-for-sale
     investments................        -         -         -          -          -      0.6         -       0.6       0.6
                                                                                                                 ---------
   Comprehensive income.........                                                                                 $    34.1
                                                                                                                 =========
   Treasury stock purchases.....        -         -         -          -          -        -     (12.8)    (12.8)
                                 ---------   ------- ----------  -------  --------- -------- --------- ---------

Balance, December 31, 2000......      0.3       7.0       5.0      225.3      (68.2)    (0.5)   (112.8)     49.1
   Net loss.....................        -         -         -          -     (456.0)       -         -    (456.0)$  (456.0)
   Minimum pension liability
     adjustment.................        -         -         -          -          -    (65.1)        -     (65.1)    (65.1)

   Cumulative effect of
     accounting change..........        -         -         -          -          -      1.8         -       1.8       1.8

   Unrealized net gain on
     derivative instruments
     arising during the period..        -         -         -          -          -     33.1         -      33.1      33.1
   Reclassification
     adjustment for realized
     net gain on derivative
     instruments included
     in net income..............        -         -         -          -          -    (10.9)        -     (10.9)    (10.9)
   Adjustment of valuation
     allowances for net deferred
     income tax assets provided
     in respect of items
     reflected in other
     comprehensive income.......        -         -         -          -          -    (25.0)        -     (25.0)    (25.0)
   Change in value of
     available-for-sale
     investments................        -         -         -          -          -      0.3         -       0.3       0.3
                                                                                                                 ---------
   Comprehensive loss...........                                                                                 $  (521.8)
                                                                                                                 =========
   Treasury stock purchases.....        -         -         -          -          -        -      (2.9)     (2.9)
                                 ---------   ------- ----------  -------  --------- -------- --------- ---------
Balance, December 31, 2001...... $    0.3       7.0  $    5.0    $ 225.3   $ (524.2) $ (66.3) $ (115.7) $ (475.6)
                                 =========   ======= ==========  =======  ========= ======== ========= =========

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                      -----------------------------
                                                                                        2001       2000      1999
                                                                                      ---------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)................................................................  $ (456.0)  $  33.9   $  73.6
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
      Depreciation, depletion and amortization......................................     113.1      98.2     108.4
      Non-cash impairments and restructuring charges................................      49.9      63.2      19.8
      Extraordinary gains on repurchases of debt, net...............................      (3.6)     (3.9)        -
      Stock-based compensation expense..............................................         -         -      11.7
      Gain on sale of QAL interest..................................................    (163.6)        -         -
      Gains on sales of timberlands.................................................     (16.7)    (60.0)   (239.8)
      Gain on involuntary conversion at Gramercy facility...........................         -         -     (85.0)
      Net gains on marketable securities............................................      (8.0)    (27.9)    (18.2)
      Net gains on other asset dispositions.........................................      (9.6)    (51.9)    (45.3)
      Minority interests............................................................     (38.1)      3.2     (22.8)
      Amortization of deferred financing costs and discounts on long-term debt......       7.8       7.1       7.3
      Equity in earnings (loss) of unconsolidated affiliates, net of
        dividends received                                                                 0.8      18.7      (4.6)
      Other.........................................................................       7.0         -         -
      Increase (decrease) in cash resulting from changes in:
        Receivables.................................................................     228.1    (167.5)     24.4
        Inventories.................................................................      69.8     113.7      (4.7)
        Prepaid expenses and other assets...........................................      21.1      18.2     (60.4)
        Accounts payable............................................................     (36.2)    (29.1)     59.9
        Accrued and deferred income taxes...........................................     505.2       5.3      19.7
        Payable to affiliates and other accrued liabilities.........................     (49.0)     66.9      16.8
        Accrued interest............................................................      (4.1)     (2.3)        -
        Long-term assets and long-term liabilities..................................     (21.6)    (66.0)     20.7
      Other.........................................................................      12.3      19.0      (6.6)
                                                                                      ---------  --------  --------
        Net cash provided by (used for) operating activities........................     208.6      38.8    (125.1)
                                                                                      ---------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from dispositions of property and investments.......................     191.6     252.2     375.1
   Net sales (purchases) of marketable securities and other investments.............     (99.4)     42.0      (4.8)
   Capital expenditures.............................................................    (333.3)   (288.3)    (95.8)
   Restricted cash withdrawals used to acquire timberlands..........................         -       0.8      12.9
   Other............................................................................       2.4       0.1      (3.3)
                                                                                      ---------  --------  --------
        Net cash provided by (used for) investing activities........................    (238.7)      6.8     284.1
                                                                                      ---------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of long-term debt........................................     136.2      32.4       2.9
   Redemptions, repurchases of and principal payments on long-term debt.............    (131.1)    (44.6)    (19.6)
   Borrowings (repayments) under revolving and short-term credit facilities.........     (49.5)     62.2      10.4
   Incurrence of deferred financing costs...........................................      (5.4)     (2.5)     (0.7)
   Redemption of Kaiser preference stock............................................      (5.6)        -         -
   Restricted cash deposits (withdrawals), net......................................       7.4       0.2    (170.3)
   Treasury stock repurchases.......................................................      (2.9)    (12.8)        -
   Other............................................................................         -      (3.0)     (0.2)
                                                                                      ---------  --------  --------
        Net cash provided by (used for) financing activities........................     (50.9)     31.9    (177.5)
                                                                                      ---------  --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................     (81.0)     77.5     (18.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR......................................     353.2     275.7     294.2
                                                                                      ---------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR............................................  $  272.2   $ 353.2   $ 275.7
                                                                                      =========  ========  ========

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

-     Aluminum, through its majority owned subsidiary, Kaiser Aluminum
      Corporation ("KAISER", 62% owned as of December 31, 2001), an aluminum producer. Kaiser, through its wholly owned principal operating subsidiary,
      Kaiser Aluminum & Chemical Corporation ("KACC"), operates in several principal aspects of the aluminum industry - the mining of bauxite (the major aluminum-bearing ore), the refining of bauxite into alumina (the intermediate material), the production of aluminum and the manufacture of fabricated and semi-fabricated aluminum products. Kaiser's production levels of alumina (before consideration of the Gramercy incident described in Note 3) and primary aluminum exceed its internal processing needs, which allows it to be a major seller of alumina and primary aluminum to domestic and international third parties. A substantial portion of the
      Company's consolidated assets, liabilities, revenues, results of operations and cash flows are attributable to Kaiser (see Note 2).

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

-     Real estate investment and development, managed through its wholly owned subsidiary, MAXXAM Property Company. The Company, principally through its wholly owned subsidiaries, is engaged in the business of residential and commercial real estate investment and development, primarily in Arizona,
      Puerto Rico, California, and Texas.

-     Racing operations, through Sam Houston Race Park, Ltd. ("SHRP, LTD."), a
      Texas limited partnership, in which the Company currently owns a 100%
      interest. SHRP, Ltd. owns and operates a Class 1 pari-mutuel horse racing facility in the greater Houston metropolitan area and a pari-mutuel greyhound racing facility in Harlingen, Texas.

Results and activities for MAXXAM Inc. (excluding its subsidiaries) and for
MAXXAM Group Holdings Inc. ("MGHI") are not included in the above segments. MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company.

      Principles of Consolidation - Kaiser
      Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner. As discussed below, on February 12, 2002,
Kaiser and certain of its subsidiaries filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result, Kaiser's financial results were deconsolidated beginning February 12, 2002, and the Company began reporting its investment in Kaiser using the cost method. As a result, the Company is required to recognize amounts previously reported as Other Comprehensive Income
(a component of stockholders' deficit) in its income statement upon deconsolidation. Those amounts are expected to be approximately $65 million. The
Company's losses recognized in excess of its investment in Kaiser are significant ($450.2 million at December 31, 2001). The Company believes additional losses related to its investment in Kaiser are not probable and, accordingly, it expects to reverse its losses in excess of its investment in
Kaiser on February 12, 2002. Since Kaiser's results are no longer consolidated as of February 12, 2002, any adjustments made to Kaiser's financial statements subsequent to February 12, 2002 (relating to the recoverability and classification of recorded asset amounts and classification of liabilities or the effects on existing stockholders' equity as well as adjustments made to
Kaiser's financial information for loss contingencies and other matters discussed in the notes to consolidated financial statements) are not expected to impact the Company's financial results. No assurances can be given that the
Company's ownership interest in Kaiser will not be significantly diluted or cancelled.

      The following condensed pro forma financial information reflects Kaiser's results on a deconsolidated basis, but does not reflect the impact of reporting the Company's investment in Kaiser on the cost method (in millions).

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                                         2001
                                                                    --------------
Revenues..........................................................  $       285.5
Costs and expenses................................................          311.0
                                                                    --------------
Operating income (loss)...........................................          (25.5)
MAXXAM's equity in Kaiser's losses................................         (421.6)
Other income (expenses) - net.....................................          (31.2)
Income tax benefit................................................           18.7
                                                                    --------------
Loss before extraordinary item....................................         (459.6)
Extraordinary item................................................            3.6
                                                                    --------------
Net loss..........................................................  $      (456.0)
                                                                    ==============

                                                                     DECEMBER 31,
                                                                         2001
                                                                    --------------
Current assets....................................................  $       398.2
Property, plant, and equipment (net)..............................          293.2
Investment in subsidiaries........................................            8.0
Other assets......................................................          538.1
                                                                    --------------
      Total assets................................................  $     1,237.5
                                                                    ==============
Current liabilities...............................................          133.8
Long-term debt, less current maturities...........................        1,003.6
Other liabilities.................................................          125.5
Losses recognized in excess of investment in Kaiser...............          450.2
                                                                    --------------
      Total liabilities...........................................        1,713.1
Stockholders' deficit.............................................         (475.6)
                                                                    --------------
      Total liabilities and stockholders' deficit.................  $     1,237.5
                                                                    ==============

      Reorganization Proceedings
      On February 12, 2002, Kaiser, KACC and 13 of KACC's wholly owned subsidiaries filed separate voluntary petitions in the United States Bankruptcy
Court for the District of Delaware (the "COURT") for reorganization under
Chapter 11 of the United States Bankruptcy Code (the "CODE"). On March 15, 2002,
two additional wholly owned subsidiaries of KACC filed similar petitions.
Kaiser, KACC and the 15 subsidiaries of KACC that have filed petitions are collectively referred to herein as the "Debtors" and the Chapter 11 proceedings of these entities are collectively referred to herein as the "Cases." For purposes of these financial statements, the term "Filing Date" shall mean with respect to any particular Debtor, the date on which such Debtor filed its Case.
The wholly owned subsidiaries of KACC included in the Cases are: Kaiser Bellwood
Corporation, Kaiser Aluminium International, Inc., Kaiser Aluminum Technical
Services, Inc., Kaiser Alumina Australia Corporation (and its wholly owned subsidiary, Kaiser Finance Corporation) and ten other entities with limited balances or activities. None of Kaiser's non-U.S. affiliates were included in the Cases. The Cases are being jointly administered with the Debtors managing their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Court.

      The necessity for filing the Cases was attributable to the liquidity and cash flow problems of Kaiser arising in late 2001 and early 2002. Kaiser was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11,
2001. In addition, Kaiser had become increasingly burdened by the asbestos litigation (see Note 16) and growing legacy obligations for retiree medical and pension costs (see Note 13). The confluence of these factors created the prospect of continuing operating losses and negative cash flow, resulting in lower credit ratings and an inability to access the capital markets.

      The outstanding principal of, and accrued interest on, all long-term debt of Kaiser became immediately due and payable as a result of the commencement of the Cases. However, the vast majority of the claims in existence at the Filing
Date (including claims for principal and accrued interest and substantially all legal proceedings) are stayed (deferred) while Kaiser continues to manage the businesses. The Court has, however, upon motion by the Debtors, permitted the
Debtors to pay or otherwise honor certain unsecured pre-Filing Date claims, including employee wages and benefits and customer claims in the ordinary course of business, subject to certain limitations, and to fund, on an interim basis pending a final determination of the issue by the Court, its joint ventures in the ordinary course of business. The Debtors also have the right to assume or reject executory contracts, subject to Court approval and certain other limitations. In this context, "assumption" means that the Debtors agree to perform their obligations and cure certain existing defaults under an executory contract and "rejection" means that the Debtors are relieved from their obligations to perform further under an executory contract and are subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of an executory contract is treated as a general unsecured claim in the Cases.

      Generally, pre-Filing Date claims against the Debtors will fall into two categories: secured and unsecured, including certain contingent or unliquidated claims. Under the Code, a creditor's claim is treated as secured only to the extent of the value of the collateral securing such claim, with the balance of such claim being treated as unsecured. Unsecured and partially secured claims do not accrue interest after the Filing Date. A fully secured claim, however, does accrue interest after the Filing Date until the amount due and owing to the secured creditor, including interest accrued after the Filing Date, is equal to the value of the collateral securing such claim. The amount and validity of pre-Filing Date contingent or unliquidated claims, although presently unknown, ultimately may be established by the Court or by agreement of the parties. As a result of the Cases, additional pre-Filing Date claims and liabilities may be asserted, some of which may be significant. No provision has been included in the accompanying financial statements or the financial data and information of
Kaiser included herein for such potential claims and additional liabilities that may be filed on or before a date to be fixed by the Court as the last day to file proofs of claim.

      The following table sets forth certain 2001 financial information for the
Debtors compared to the consolidated financial information of Kaiser (in millions).

                        CONDENSED BALANCE SHEET OF KAISER
                                DECEMBER 31, 2001

                                                         DEBTORS        KAISER
                                                      ------------   -------------

Current assets......................................  $     607.6    $      759.2
Investments in subsidiaries.........................      1,390.4            63.0
Intercompany receivables (payables).................     (1,004.0)              -
Property and equipment, net.........................        825.5         1,215.4
Deferred income taxes...............................        (66.6)              -
Other assets........................................        696.9           706.1
                                                      ------------   -------------
                                                      $   2,449.8    $    2,743.7
                                                      ============   =============

Current liabilities.................................  $     702.0    $      803.4
Other long-term liabilities.........................      1,510.2         1,562.1
Long-term debt......................................        678.7           700.8
Minority interests..................................            -           118.5
Stockholders' deficit...............................       (441.1)         (441.1)
                                                      ------------   -------------
                                                      $   2,449.8    $    2,743.7
                                                      ============   =============

                     CONDENSED STATEMENT OF INCOME OF KAISER
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                           DEBTORS          KAISER
                                                        ------------  -------------

Net sales.............................................  $   1,252.8   $    1,732.7
Costs and expenses:
   Operating costs and expenses.......................      1,354.0        1,831.4
   Non-recurring operating items......................       (167.2)        (163.6)
                                                        ------------  -------------
Operating income......................................          66.0          64.9
Interest expense......................................       (106.5)        (109.0)
Other income (expense), net...........................        131.8          130.8
Provision for income tax..............................       (548.9)        (550.2)
Minority interests....................................            -            4.1
Equity in income of subsidiaries......................         11.7              -
                                                        ------------  -------------
Net loss..............................................  $    (445.9)  $     (459.4)
                                                        ============  =============

      Kaiser's objective is to achieve the highest possible recoveries for all creditors and stockholders, consistent with the Debtors' abilities to pay and the continuation of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or achieve a successful reorganization. Further, there can be no assurance that the liabilities of the
Debtors will not be found to exceed the fair value of their assets. This could result in claims being paid at less than 100% of their face value and the equity of Kaiser's stockholders, including the Company, being diluted or cancelled.

      Under the Code, the rights of and ultimate payments to pre-Filing Date creditors and stockholders may be substantially altered. At this time, it is not possible to predict the outcome of the Cases, in general, or the effect of the
Cases on the businesses of the Debtors or on the interests of creditors and stockholders.

      Two creditors' committees, one representing the unsecured creditors and the other representing the asbestos claimants, have been appointed as official committees in the Cases and, in accordance with the provisions of the Code, will have the right to be heard on all matters that come before the Court. The
Debtors expect that the appointed committees, together with a legal representative of potential future asbestos claimants to be appointed by the
Court, will play important roles in the Cases and the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain of the committees' costs and expenses, including those of their counsel and other advisors.

      The Debtors anticipate that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under one or more plans of reorganization to be proposed and voted on in the Cases in accordance with the provisions of the Code. Although the Debtors intend to file and seek confirmation of such a plan or plans, there can be no assurance as to when the
Debtors will file such a plan or plans, or that such plan or plans will be confirmed by the Court and consummated.

      As provided by the Code, the Debtors initially have the exclusive right to propose a plan of reorganization for 120 days following the Filing Date. If the
Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite number of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

      In March 2002, the Company filed a suit with the Court asking the Court to find that it has no further obligations to the Debtors under certain tax allocation agreements. The Company's suit is based on the assertion that the agreements are personal contracts and financial accommodations which cannot be assumed under the Code.

      On April 12, 2002, Kaiser filed with the Court a motion seeking an order of the Court prohibiting the Company (or MGHI), without first seeking Court relief, from making any disposition of its stock of Kaiser, including any sale, transfer, or exchange of such stock or treating any of its Kaiser stock as worthless for federal income tax purposes. Kaiser indicated in its Court filing that it was concerned that such a transaction could have the effect of depriving
Kaiser of the ability to utilize the full value of its net operating losses, foreign tax credits and minimum tax credits. The Company is in the process of analyzing the motion and other materials which were filed with the Court.

      The financial information of Kaiser contained herein and consolidated with the Company's results has been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the commencement of the
Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Specifically, but not all inclusive, the financial information of Kaiser for the year ended December 31, 2001, contained herein does not present: (a) the classification of any long-term debt which is in default as a current liability, (b) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (c)
the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Cases, or (d) the effect of any changes which may be made in connection with the Company's investment in Kaiser or with the Debtors'
operations resulting from a plan of reorganization. Because of the ongoing nature of the Cases, the discussions and financial information of Kaiser contained herein are subject to material uncertainties. However, since Kaiser's results will no longer be consolidated with the Company's results and the
Company believes additional losses related to its investment in Kaiser are not probable, the material uncertainties related to Kaiser (and disclosed herein)
are not expected to impact the Company's financial results subsequent to the
Filing Date.

      Use of Estimates and Assumptions
      The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during each period presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to filing the consolidated financial statements with the Securities and Exchange
Commission. Adjustments made using estimates often relate to improved information not previously available. Uncertainties regarding such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, actual results could differ from estimates, and it is possible that the subsequent resolution of any one of the contingent matters described in Note 16 could differ materially from current estimates. The results of an adverse resolution of such uncertainties could have a material effect on the Company's consolidated financial position, results of operations or liquidity.

      Reclassifications and Other Matters
      Certain reclassifications have been made to prior years' consolidated financial statements to be consistent with the current year's presentation.

   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Prepaid Expenses and Other Current Assets; Long-term Receivables and Other
      Assets
      Direct costs associated with the preparation of timber harvesting plans
("THPS") are capitalized and reflected in prepaid expenses and other current assets on the balance sheet. These costs are expensed as the timber covered by the related THP is harvested. Costs associated with the preparation of a sustained yield plan ("SYP") and a multi-species habitat conservation plan
("HCP") are capitalized and reflected in long-term receivables and other assets.
These costs are being amortized over 10 years.

      Timber and Timberlands
      Timber and timberlands are stated at cost, net of accumulated depletion.
Depletion is computed utilizing the unit-of-production method based upon estimates of timber quantities. Periodically, the Company will reassess its depletion rates considering currently estimated merchantable timber and will adjust depletion rates prospectively.

      Concentrations of Credit Risk
      Cash equivalents and restricted marketable securities are invested primarily in investment grade debt instruments as well as other types of corporate and government debt obligations. The Company mitigates its concentration of credit risk with respect to these investments by generally purchasing high grade investments (ratings of A1/P1 short-term or at least AA/aa long-term debt). No more than 10% is invested in the same issue. Unrestricted marketable securities are invested in debt securities, corporate common stocks and option contracts. These investments are held in a limited partnership interest managed by a financial institution.

      Revenue Recognition
      The Company recognizes revenues for alumina, primary aluminum and fabricated aluminum products when title, ownership and risk of loss pass to the buyer. Rental revenue on operating leases is recognized on a straight-line basis over the term of the lease.

      Revenues from the sale of logs, lumber products and by-products are recorded when the legal ownership and the risk of loss passes to the buyer, which is generally at the time of shipment.

      The Company recognizes income from land sales in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real
Estate" ("SFAS NO. 66"). In accordance with SFAS No. 66, certain real estate sales are accounted for under the percentage of completion method, whereby income is recognized based on the estimated stage of completion of individual contracts. The unrecognized income associated with such sales has been recorded as deferred real estate sales and is reflected in other noncurrent liabilities on the balance sheet. Additionally, in certain circumstances the cost recovery or installment method is used whereby the gross profit associated with these transactions is deferred and recognized when appropriate. The unrecognized income associated with such sales is reflected as a reduction of long-term receivables and other assets in the balance sheet.

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

      Derivative Financial Instruments
      Kaiser utilizes derivative financial instruments primarily to mitigate its exposure to changes in prices for certain of the products which Kaiser sells and consumes and, to a lesser extent, to mitigate its exposure to changes in foreign currency exchange rates. Kaiser does not utilize derivative financial instruments for trading or other speculative purposes. Kaiser's derivative activities are initiated within guidelines established by management and approved by Kaiser's Board of Directors. Hedging transactions are executed centrally on behalf of all of Kaiser's business segments to minimize transaction costs, monitor consolidated net exposures and allow for increased responsiveness to changes in market factors. See Note 17.

      Accounting standards in place through December 31, 2000, provided that any interim fluctuations in option prices prior to the settlement date were deferred until the settlement date of the underlying hedged transaction, at which time they were recorded in net sales or cost of sales and operations (as applicable)
together with the related premium cost. No accounting recognition was accorded to interim fluctuations in prices of forward sales contracts. Hedge (deferral)
accounting would have been terminated (resulting in the applicable derivative positions being marked-to-market) if the level of underlying physical transactions ever fell below the net exposure hedged. This did not occur in 1999 or 2000.

      Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS NO. 133")
which requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value by "marking-to-market" all of their hedging positions at each period-end (see
Note 17). This contrasts with pre-2001 accounting principles, which generally only require certain "non-qualifying" hedging positions to be marked-to-market.
Changes in the market value of the open hedging positions resulting from the mark-to-market process instruments represent unrealized gains or losses. Such unrealized gains or losses will fluctuate, based on prevailing market prices at each subsequent balance sheet date, until the transaction occurs. Under SFAS No.
133, these changes are recorded as an increase or reduction in stockholders'
equity through either other comprehensive income or net income, depending on the facts and circumstances with respect to the hedge and its documentation. To the extent that changes in the market values of Kaiser's hedging positions are initially recorded in other comprehensive income, such changes are reclassified from other comprehensive income (offset by any fluctuations in other "open"
positions) and are recorded in net income (included in net sales or cost of sales and operations, as applicable) when the subsequent physical transactions occur. Additionally, under SFAS No. 133, if the level of physical transactions ever falls below the net exposure hedged, "hedge" accounting must be terminated for such "excess" hedges. In such an instance, the mark-to-market changes on such excess hedges would be recorded in income rather than in other comprehensive income. This did not occur during 2001.

      SFAS No. 133 requires that, as of the date of initial adoption, the difference between the market value of derivative instruments recorded on the
Company's consolidated balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Based on authoritative accounting literature issued during the first quarter of 2001, it was determined that all of the cumulative impact of adopting SFAS No. 133 should be recorded in other comprehensive income. The cumulative effect amount was reclassified to earnings during 2001. As a result of losses reported with respect to the Company's investment in Kaiser, no significant additional amounts relating to Kaiser's derivative activities are expected to be recorded by the
Company in 2002.

      Per Share Information
      Basic earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period, including the weighted average impact of the shares of Common Stock issued and treasury stock acquired during the year from the date of issuance or repurchase and the dilutive effect of Class A Preferred Stock (which is convertible into Common Stock). Prior to 2001, the dilutive effect of the Class
A Preferred Stock was not included in the determination of basic earnings per share. However, in April 2001, the Financial Accounting Standards Board ("FASB")
clarified that securities which are convertible into common stock and participate in common stock dividends should be used in computing basic earnings per share if the effect is dilutive. Therefore the Class A Preferred Stock is included in the weighted average number of common and common equivalent shares for purposes of computing basic earnings per share for the periods in which the effect is dilutive. Basic earnings per share for the years ended December 31,
2000 and 1999, have been restated from that which was previously reported to reflect the new guidance. Diluted earnings per share calculations also include the dilutive effect of common and preferred stock options.

                                                                             2001            2000           1999
                                                                         -------------    -----------    -----------
Weighted average shares outstanding:
   Common Stock.........................................................    6,581,979      6,910,358      7,013,547
   Effect of dilution:
      Class A Preferred Stock...........................................            - (2)    668,510        668,590
                                                                         -------------    -----------    -----------
Weighted average number of common and common equivalent
    shares - Basic......................................................    6,581,979      7,578,868       7,682,137
   Effect of dilution:
      Stock options.....................................................            - (2)      1,568 (1)      73,010(1)
                                                                         -------------    -----------    -----------
Weighted average number of common and common equivalent
    shares - Diluted....................................................    6,581,979       7,580,436      7,755,147
                                                                         =============    ===========    ===========
------------------

(1)  Options to purchase 482,475, 483,575 and 239,275 shares of Common Stock outstanding during the years ended December 31, 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Common Stock.
(2)  The Company had a loss for the year ended December 31, 2001; the Class A
     Preferred Stock and options were therefore not included in the computation of earnings per share for the period.

      New Accounting Standards
      In June 2001, the Financial Accounting Standards Board issued SFAS Nos.
141, "Business Combinations" ("SFAS NO. 141") and SFAS No. 142, "Goodwill and
Other Intangible Assets" ("SFAS NO. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The provisions of SFAS No. 142 apply to all business combinations initiated after June 30, 2001, and are required to be implemented effective January 1, 2002. Through the year ended December 31, 2001, the goodwill associated with Kaiser's acquisition of the Chandler, Arizona facility (see Note 5) was being amortized on a straight-line basis over 20 years. Beginning with the first quarter of 2002, Kaiser discontinued the amortization of goodwill consistent with SFAS No. 142. However, the discontinuance of amortization of goodwill will not have a material effect on the Company's results). In addition, the Company will review goodwill for impairment at least annually. As of December 31, 2001, unamortized goodwill
(which was attributable solely to subsidiaries of Kaiser) was approximately
$11.4 million and was included in long-term receivables and other assets in the accompanying consolidated balance sheets. This unamortized goodwill will be eliminated at deconsolidation on February 12, 2002. The Company does not currently expect the adoption of SFAS No. 141 and 142 to have a material impact on its financial statements.

      In June 2001, the Financial Accounting Standards Board issued SFAS No.
143, "Accounting for Asset Retirement Obligations" ("SFAS NO. 143"), which addresses accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs.
The Company is required to adopt SFAS No. 143 beginning on January 1, 2003. In general, SFAS No. 143 requires the recognition of a liability resulting from anticipated asset retirement obligations, offset by an increase in the value of the associated productive asset for such anticipated costs. Over the life of the asset, depreciation expense is to include the ratable expensing of the retirement cost included with the asset value. The statement applies to all legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and (or) the normal operation of a long-lived asset, except for certain lease obligations.
Excluded from this statement are obligations arising solely from a plan to dispose of a long-lived asset and obligations that result from the improper operation of an asset (i.e. the type of environmental obligations discussed in
Note 16).

      The Company's consolidated financial statements already reflect reclamation obligations by Kaiser's bauxite mining operations in accordance with accounting policies consistent with SFAS No. 143. At December 31, 2001, the amount of the accrued reclamation obligations included in the consolidated financial statements was approximately $3.1 million after considering expenditures in 2001 of approximately $3.0 million. The Company is continuing its evaluation of SFAS No. 143. A decision as to the formal adoption of SFAS No.
143 has not been made with respect to any other items that may be applicable.
However, the Company does not currently expect the adoption of SFAS No. 143 to have a material impact on its future financial statements.

      In August 2001, the Financial Accounting Standards Board issued SFAS No.
144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS NO.
144"), which sets forth new guidance for accounting and reporting for impairment or disposal of long-lived assets. The provisions of SFAS 144 are effective for the Company beginning on January 1, 2002. Based on presently available estimates, the new impairment and disposal rules are not expected to result in the recognition of material impairment losses in 2002 beyond those reported as of December 31, 2001 (See Note 2). In addition to the new guidance on impairments, SFAS No. 144 broadens the applicability of the provisions of
Accounting Principles Board Opinion 30 for the presentation of discontinued
operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Effective after December 31,
2001, when the Company commits a plan of sale of a component of an entity, such component will be presented as a discontinued operation if the operations and cash flows of the component will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. Although this provision will not affect the total amount reported for net income, the income statements of prior periods will be reclassified to report the results of operations of the component separately when a component of an entity is reported as a discontinued
operation. The Company does not currently expect the adoption of SFAS No. 144 to have a material impact on its financial statements.

2.    SEGMENT INFORMATION AND SPECIAL CHARGES

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

                                                      FOREST       REAL       RACING                  CONSOLIDATED
                          DECEMBER 31,   ALUMINUM    PRODUCTS     ESTATE    OPERATIONS    CORPORATE       TOTAL
                          -----------  ------------ -----------  --------  ------------ ------------ --------------
Net sales to unaffiliated
   customers                 2001      $   1,732.7  $    185.3   $  69.1   $      31.1  $         -  $     2,018.2
                             2000          2,169.8       200.1      47.2          30.9            -        2,448.0
                             1999          2,083.6       187.8      52.0          27.3            -        2,350.7

Operating income (loss)      2001             70.8       (27.5)     10.9           0.9         (9.7)          45.4
                             2000            145.2         7.6      (7.8)          2.1        (16.5)         130.6
                             1999            (23.0)       (4.1)     (5.2)          3.8        (23.0)         (51.5)

Investment, interest and
   other income (expense),
   net                       2001            (32.8)       11.3      12.5           0.1          9.9            1.0
                             2000             (4.3)       20.5      24.7             -         21.8           62.7
                             1999            (35.9)       26.9      21.1          (0.2)         6.4           18.3

Interest expense             2001            109.0        60.1       8.6             -         13.0          190.7
                             2000            109.6        64.2       2.4             -         16.8          193.0
                             1999            110.1        66.5       2.2           0.5         17.8          197.1

Depreciation, depletion
   and amortization          2001             84.3        19.4       7.6           1.5          0.3          113.1
                             2000             71.0        19.7       5.5           1.4          0.6           98.2
                             1999             83.6        17.0       6.2           1.1          0.5          108.4

Income (loss) before
   income taxes, minority
   interests and
   extraordinary items       2001             92.6       (59.6)     14.8           1.0        (12.8)          36.0
                             2000             31.3        23.9      14.5           2.1        (11.5)          60.3
                             1999            (84.0)      196.1      13.7           3.1        (34.4)          94.5

Capital expenditures         2001            148.7        13.4     133.9           2.0          0.7          298.7
                             2000            296.5        14.0       6.9           4.5          1.0          322.9
                             1999             68.4        23.1       3.1           0.6          0.6           95.8

Investments in aadvances
   to unconsolidated
   affiliates                2001             63.0           -       7.9             -            -           70.9
                             2000             77.8           -       7.7             -            -           85.5

Total assets                 2001          2,699.1       610.8     300.0          40.4        285.0        3,935.3
                             2000          3,292.5       726.3     165.4          40.8        279.0        4,504.0

      Operating income (loss) in the column entitled "Corporate" represents general and administrative expenses not directly attributable to the reportable segments. This column also serves to reconcile the total of the reportable segments' amounts to totals in the Company's consolidated financial statements.

      Non-recurring Items

      Aluminum
      The aluminum segment's operating income (loss) for the years ended
December 31, 2001, 2000 and 1999 includes the impact of certain non-recurring items as shown in the following table. These items are included in cost of sales and operations and in impairment of assets in the Consolidated Statement of
Operations.

                                                                                     YEARS ENDED DECEMBER 31,
                                                                               ------------------------------------
                                                                                  2001         2000        1999
                                                                               -----------  ----------  -----------
Net gains on power sales (Note 4)............................................  $    229.2   $   159.5   $        -
Restructuring charges........................................................       (35.2)       (9.4)           -
Contractual labor costs related to smelter curtailments......................       (12.7)          -            -
Labor settlement charge......................................................           -       (38.5)           -
Impairment charges:
   Washington smelters (Note 4)..............................................           -       (33.0)           -
   Charges associated with product line exits................................           -       (18.2)           -
   Trentwood equipment (Note 8)..............................................       (17.7)          -            -
   Micromill (Note 5)........................................................           -           -        (19.1)
Gramercy related items (Note 3):
   Incremental maintenance...................................................           -       (11.5)           -
   Insurance deductibles, etc................................................           -           -         (5.0)
   LIFO inventory charge.....................................................           -        (7.0)           -
                                                                               -----------  ----------  -----------
                                                                               $    163.6   $    41.9   $    (24.1)
                                                                               ===========  ==========  ===========

      During 2001, Kaiser launched a performance improvement initiative. The program resulted in restructuring charges totaling $35.2 million which consisted of $17.9 million of employee benefit and related costs for a group of approximately 355 salaried and hourly job eliminations, an inventory charge of
$5.6 million (see Note 7) and third party consulting costs of $11.7 million. As of December 31, 2001, approximately 340 of the job eliminations had occurred. It is anticipated that the remaining job eliminations will occur during the first quarter of 2002 or soon thereafter. Approximately $7.7 million of the employee benefit and related costs were cash costs that have been incurred or will be incurred during the first quarter of 2002. The balance of the employee benefit and related costs represent increased pension and post-retirement medical costs that will be funded over longer periods. Additional cash and non-cash charges may be required in the future as the program continues. Such additional charges could be material.

      The 2000 restructuring charges were associated with Kaiser's primary aluminum and corporate business units. During 2000, these initiatives resulted in restructuring charges for employee benefit and other costs for approximately
50 job eliminations at Kaiser's Tacoma facility and approximately 50 employee eliminations due to consolidation or elimination of certain corporate staff functions. At December 31, 2001, all job eliminations associated with these initiatives had occurred.

      From September 1998 through September 2000, Kaiser and the United
Steelworkers of America ("USWA") were involved in a labor dispute as a result of the September 1998 USWA strike and the subsequent "lock-out" by Kaiser in
February 1999. The labor dispute was settled in September 2000. Under the terms of the settlement, USWA members generally returned to the affected plants during
October 2000. Kaiser recorded a one-time pre-tax charge of $38.5 million in 2000 to reflect the incremental, non-recurring impacts of the labor settlement, including severance and other contractual obligations for non-returning workers.

      The impairment charges reflected in 2000 of $18.2 million associated with product exits relate to the exit from the can body stock product line and the exit from a marginal product line within the engineered products operations. The charges include $12.0 million in LIFO inventory charges and $6.2 million in charges to reduce the carrying amount of certain assets.

      The aluminum segment's income (loss) before income taxes and minority interests for the years ended December 31, 2001, 2000 and 1999 includes the net impact of certain non-recurring amounts included in investment, interest and other income (expense), net, as shown in the following table:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2001        2000         1999
                                                                                ----------  ----------   ----------
Asbestos-related charges (Note 16)..............................................$   (57.2)  $   (43.0)   $   (53.2)
Gain on sale of real estate (Note 5)............................................      6.9        22.0            -
Mark-to-market gains (losses) (Note 17).........................................     35.6        11.0        (32.8)
Adjustment to environmental liabilities (Note 16)...............................    (13.5)          -            -
MetalSpectrum Investment write-off (Note 5).....................................     (2.8)          -            -
Lease obligation adjustment (Note 16)...........................................        -        17.0            -
Gain on sale of interests in AKW (Note 5).......................................        -           -         50.5
                                                                                ----------  ----------   ----------
                                                                                $   (31.0)  $      7.0   $   (35.5)
                                                                                ==========  ==========   ==========
      Forest Products
      During 2001, comprehensive external and internal reviews were conducted of
Pacific Lumber's business operations. These reviews were an effort to identify ways in which Pacific Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber has, among other things, indefinitely curtailed two of its four operating sawmills, eliminated certain of its operations, including its soil amendment and concrete block manufacturing operations, begun utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these operational changes were implemented by Pacific Lumber during the last quarter of 2001, or during the first quarter of 2002. Pacific Lumber also terminated its internal logging operations as of April 1, 2002, and intends to rely on third party contract loggers to conduct these activities.

      In connection with the idling of two of the Company's sawmills discussed above, the Company recorded a charge to operating costs of $0.8 million to write-down the carrying amount of the buildings to estimated fair value. AS OF
December 31, 2001, the Company had not committed to a plan to dispose of the buildings. In addition, the Company identified machinery and equipment with a carrying amount of $2.0 million that it no longer needed for its current or future operations and committed to a plan in 2001 to dispose of it during 2002.
The appraised fair value of the machinery and equipment, net of related costs to sell, is $0.6 million. Accordingly, the Company recorded an impairment charge to operating costs of $1.4 million in 2001 for assets to be disposed of.

      A $2.6 million restructuring charge was recorded in 2001 reflecting cash termination benefits associated with the separation of approximately 305 employees as part of an involuntary termination plan. As of December 31, 2001,
168 of the affected employees had left the Company. The remainder are expected to leave by the second quarter of 2002. Cash termination benefits of $0.6 million were paid in the fourth quarter of 2001, and are included in operating costs. The remaining balance of $2.0 million is expected to be paid by the second quarter of 2002.

      Additionally, the Company recorded an environmental remediation charge of
$3.4 million in 2001. The environmental accrual represents the Company's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and the
Company's assessment of the likely remediation actions to be taken. The Company expects that $0.7 million of this remediation liability will be incurred during
2002. Based on management's best estimates given the current facts and circumstances, the remaining $2.7 million is expected to be incurred from 2003 through 2005.

      The forest products segment's income (loss) before income taxes and minority interests included non-recurring, non-operating pre-tax gains on the sale of a portion of the Grizzly Creek grove of $16.7 million in November 2001,
$60.0 million on the sale of the Owl Creek grove in December 2000, and $239.8 million on the sale of the Headwaters Timberlands in March 1999. See Note 5.

      Real Estate
      Investment, interest and other income (expense) for real estate includes net gains from sales of operating assets and equity in earnings from real estate joint ventures of $5.5 million, $19.2 million and $8.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. investment, interest and other income (expense) for real estate also includes $11.3 million related to the gain on the sale of a water company in Arizona in 2000.

      Product Sales
      The following table presents segment sales by primary products (in millions).

                                                                 YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                               2001        2000        1999
                                                            ----------  ----------  -----------
Aluminum:
   Bauxite and alumina....................................  $   586.2   $   590.5   $    524.8
   Primary aluminum.......................................      362.7       806.0        673.5
   Flat-rolled products...................................      308.0       521.0        591.3
   Engineered products....................................      429.5       564.9        556.8
   Commodities marketing..................................       22.9       (25.4)        18.3
   Minority interests and eliminations....................       23.4      (287.2)      (281.1)
                                                            ----------  ----------  -----------
      Total aluminum sales................................  $ 1,732.7   $ 2,169.8   $  2,083.6
                                                            ==========  ==========  ===========

Forest products:
   Lumber.................................................  $   152.2   $   175.3   $    165.3
   Other forest products..................................       33.1        24.8         22.5
                                                            ----------  ----------  -----------
      Total forest product sales..........................  $   185.3   $   200.1   $    187.8
                                                            ==========  ==========  ===========

Real estate:
   Real estate and development............................  $    48.2   $    26.5   $     34.2
   Resort and other commercial operations.................       20.9        20.7         17.8
                                                            ----------  ----------  -----------
      Total real estate sales.............................  $    69.1   $    47.2   $     52.0
                                                            ==========  ==========  ===========

Racing operations:
   Net commissions from wagering..........................  $    20.5   $    20.3   $     18.1
   Other..................................................       10.6        10.6          9.2
                                                            ----------  ----------  -----------
      Total racing sales..................................  $    31.1   $    30.9   $     27.3
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

                                                       UNITED                                  OTHER
                                     DECEMBER 31,      STATES       JAMAICA       GHANA       FOREIGN      TOTAL
                                    ---------------  ----------- ------------- -----------  ----------  -----------
Net sales to unaffiliated customers      2001        $  1,302.8  $      219.4  $    221.3   $   274.7   $  2,018.2
                                         2000           1,628.3         298.5       237.5       283.7      2,448.0
                                         1999           1,706.7         233.1       153.2       257.7      2,350.7

Long-lived assets                        2001           1,417.7         303.8        83.3        58.8      1,863.6
                                         2000           1,266.4         290.3        80.8        73.8      1,711.3

      Major Customers and Export Sales
      For the years ended December 31, 2001, 2000 and 1999, sales to any one customer did not exceed 10% of consolidated revenues. export sales were less than 10% of total revenues in 2001, 2000 and 2000

3.    INCIDENT AT GRAMERCY FACILITY

      In July 1999, Kaiser's Gramercy, Louisiana, alumina refinery was extensively damaged by an explosion in the digestion area of the plant. A number of employees were injured in the incident, several of them severely. As a result of the incident, alumina production at the facility was completely curtailed.
Construction on the damaged part of the facility began during the first quarter of 2000. Initial production at the plant commenced during the middle of December
2000. However, construction was not substantially completed until the third quarter of 2001. During the first nine months of 2001, the plant operated at approximately 68% of its newly-rated estimated capacity of 1,250,000 tons.
During the fourth quarter of 2001, the plant operated at approximately 90% of its newly-rated capacity. By the end of February 2002 the plant was operating at just below 100% of its newly-rated capacity. The facility is now focusing its efforts on achieving its full operating efficiency.

      Property Damage
      Kaiser's insurance policies provided that it would be reimbursed for the costs of repairing or rebuilding the damaged portion of the facility using new materials of like kind and quality with no deduction for depreciation. In 1999, based on discussions with the insurance carriers and their representatives and third party engineering reports, Kaiser recorded a pre-tax gain of $85.0 million, representing the difference between the minimum expected property damage reimbursement amount of $100.0 million and the net carrying value of the damaged property of $15.0 million. The reimbursement amount was collected in
2000.

      Clean-up, Site Preparation and Other Costs/Losses
      The following table recaps clean-up, site preparation and other costs/losses associated with the Gramercy incident (in millions):

                                                                     2001       2000      1999      TOTAL
                                                                 ------------ --------  --------  ---------
Clean-up and site preparation................................... $         -  $  10.0   $  14.0   $   24.0
Business interruption costs.....................................        36.6    110.0      41.0      187.6
Abnormal start-up costs.........................................        64.9        -         -       64.9
Litigation costs................................................         6.5        -         -        6.5
                                                                 ------------ --------  --------  ---------
                                                                       108.0    120.0      55.0      283.0
Offsetting business interruption insurance recoveries
   reflected in cost of sales and operations....................       (36.6)  (120.0)    (55.0)    (211.6)
                                                                 ------------ --------  --------  ---------
Net impacts reflected in cost of sales and operations........... $      71.4  $     -   $     -   $   71.4
                                                                 ============ ========  ========  =========

      During July 2001, Kaiser and its insurers reached a global settlement agreement in respect of all of Kaiser's business interruption and property damage claims attributable to the Gramercy incident. As a result, Kaiser does not expect any additional insurance recoveries in respect of the Gramercy incident.

      Depreciation expense for the first six months of 1999 was approximately
$6.0 million. Kaiser suspended depreciation at the facility starting in July
1999 since production was completely curtailed. However, in accordance with an agreement with Kaiser's insurers, during 2000, Kaiser recorded a depreciation charge of $14.3 million, representing the previously unrecorded depreciation related to the undamaged portion of the facility for the period from July 1999 through November 2000. However, this charge did not have any impact on Kaiser's operating results as Kaiser had reflected (as a reduction of depreciation expense) an equal and offsetting insurance receivable (incremental to the amounts discussed in the preceding paragraph) since the insurers agreed to reimburse Kaiser for this amount. Since production at the facility was partially restored during December 2000, normal depreciation commenced in December 2000.

      Contingencies
      The Gramercy incident resulted in a significant number of individual and class action lawsuits being filed against Kaiser and others alleging, among other things, property damage, business interruption losses by other businesses and personal injury. After these matters were consolidated, the individual claims against Kaiser were settled for amounts which, after the application of insurance, were not material to Kaiser. Further, an agreement has been reached with the class plaintiffs for an amount which, after the application of insurance, is not material to Kaiser. While the class settlement remains subject to court approval and while certain plaintiffs may opt out of the settlement,
Kaiser does not currently believe that this presents any material risk to
Kaiser. Finally, Kaiser faces new claims from certain parties to the litigation regarding the interpretation of and alleged claims concerning certain settlement and other agreements made during the course of the litigation. The aggregate amount of damages threatened in these claims could, in certain circumstances, be substantial. However, Kaiser's management does not believe these claims will result in any material liability to Kaiser.

      Kaiser currently believes that any amount from unsettled workers'
compensation claims from the Gramercy incident in excess of the coverage limitations will not have a material effect on Kaiser's consolidated financial position or liquidity. However, while unlikely, it is possible that as additional facts become available, additional charges may be required and such charges could be material to the period in which they are recorded.

4.    PACIFIC NORTHWEST POWER SALES AND OPERATING LEVEL

      Power Sales
      In response to the unprecedented high market prices for power in the
Pacific Northwest, Kaiser (first partially and then fully) curtailed the primary aluminum production at its Tacoma and Mead, Washington, smelters during the last half of 2000 and all of 2001. As a result of the curtailments, and as permitted under the BPA contract, Kaiser sold the power that it had under contract through
September 30, 2001 (the end of the contract period). In connection with such power sales, Kaiser recorded net pre-tax gains of approximately $229.2 million in 2001 and $159.5 million in 2000. Gross proceeds were offset by employee-related expenses, a non-cash LIFO inventory charge and other fixed commitments. The resulting net gains have been reflected as non-recurring items
(see Note 2). The net gain amounts were composed of gross proceeds of $259.5 million in 2001 and $207.8 million in 2000, of which $347.5 million was received in 2001 and $119.8 million was received in 2000 (although a portion of such proceeds represent a replacement of the profit that would have otherwise been generated through operations).

      Future Power Supply and its Impact on Future Operating Rate
      During October 2000, Kaiser signed a new power contract with the BPA under which the BPA, starting October 1, 2001, was to provide Kaiser's operations in the State of Washington with approximately 290 megawatts of power through
September 2006. The contract provides Kaiser with sufficient power to fully operate its Trentwood facility (which requires up to an approximate 40 megawatts) as well as approximately 40% of the combined capacity of Kaiser's
Mead and Tacoma aluminum smelting operations. The BPA has announced that it currently intends to set rates under the contract in six month increments. The rate for the initial period (from October 1, 2001 through March 31, 2002) was approximately 46% higher than power costs under the prior contract. Power prices for the April 2002 through September 2002 period are essentially unchanged from the prior six-month rate. Kaiser cannot predict what rates will be charged in future periods. Such rates will be dependent on such factors as the availability of and demand for electrical power, which are largely dependent on weather, the price for alternative fuels, particularly natural gas, as well as general and regional economic and ecological factors. The contract also includes a take-or-pay requirement and clauses under which Kaiser's power allocation could be curtailed, or its costs increased, in certain instances. Under the contract,
Kaiser can only remarket its power allocation to reduce or eliminate take-or-pay requirements. Kaiser is not entitled to receive any profits from any such remarketing efforts. During October 2001, Kaiser and the BPA reached an agreement whereby: (i) Kaiser would not be obligated to pay for potential take-or-pay obligations in the first year of the contract; and (ii) Kaiser retained its rights to restart its smelter operations at any time. In return for the foregoing, Kaiser granted the BPA certain limited power interruption rights in the first year of the contract if Kaiser is operating its Northwest smelters.
The Department of Energy acknowledged that capital spending in respect of the
Gramercy refinery was consistent with the contractual provisions of the prior contract with respect to the use of power sale proceeds. Beginning in October
2002, unless there is a further amendment of Kaiser's obligations, Kaiser could be liable for take-or-pay costs under the BPA contract, and such amounts could be significant. Kaiser is reviewing its rights and obligations in respect of the
BPA contract in light of the Cases.

      Subject to the limited interruption rights granted to the BPA (described above), or any impact resulting from the Cases, Kaiser has sufficient power under contract, and retains the ability, to restart up to 40% (4.75 potlines) of its Northwest smelting capacity. Were Kaiser to restart additional capacity (in excess of 4.75 potlines), it would have to purchase additional power from the
BPA or other suppliers. For Kaiser to make such a decision, it would have to be able to purchase such power at a reasonable price in relation to current and expected market conditions for a sufficient term to justify its restart costs, which could be significant depending on the number of lines restarted and the length of time between the shutdown and restart. Given recent primary aluminum prices and the forward price of power in the Northwest, it is unlikely that
Kaiser would operate more than a portion of its Northwest smelting capacity in the near future. Were Kaiser to restart all or a portion of its Northwest smelting capacity, it would take between three to six months to reach the full operating rate for such operations, depending upon the number of lines restarted. Even after achieving the full operating rate, operating only a portion of the Northwest capacity would result in production/cost inefficiencies such that operating results would, at best, be breakeven to modestly negative at long-term primary aluminum prices. However, operating at such a reduced rate could, depending on prevailing economics, result in improved cash flows as opposed to remaining curtailed and incurring Kaiser's fixed and continuing labor and other costs. This is because Kaiser is contractually liable for certain severance, supplemental unemployment benefits and early retirement benefits for laid-off workers under Kaiser's contract with the USWA during periods of curtailment. As of December 31, 2001, all such contractual compensation costs have been accrued for all USWA workers in excess of those expected to be required to run the Northwest smelters at a rate up to the above stated 40%
smelter operating rate. These costs are expected to be incurred periodically through September 2002. Costs associated with the USWA workers that Kaiser estimates would be required to operate the smelters at an operating rate of up to 40% ($12.7 million in 2001) have been accrued through early 2003, as Kaiser does not expect to restart the Northwest smelters prior to that date. If such workers are not recalled prior to the end of the first quarter of 2003, Kaiser could become liable for additional early retirement costs. Such costs could be significant and could adversely impact Kaiser's consolidated operating results and liquidity. The present value of such costs could be in the $50.0 million to
$60.0 million range. However, such costs would likely be paid out over an extended period.

5.    SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

      Kaiser's Acquisitions and Disposition
      In September 2001, Kaiser sold an approximate 8.3% interest in Queensland
Alumina Limited ("QAL") and recorded a pre-tax gain of approximately $163.6 million. As a result of the transaction, Kaiser now owns a 20% interest in QAL.
The total value of the transaction was approximately $189.0 million, consisting of a cash payment of approximately $159.0 million plus the purchaser's assumption of approximately $30.0 million of off-balance sheet QAL indebtedness guaranteed by Kaiser prior to the sale.

      Kaiser's share of QAL's production for the first eight months of 2001 and for the years ended December 31, 2000 and 1999 was approximately 668,000 tons,
1,064,000 tons and 1,033,000 tons, respectively. Had the sale of the QAL interest been effective as of the beginning of 1999, Kaiser's share of QAL's production for 2001, 2000 and 1999 would have been reduced by approximately
196,000 tons, 312,000 tons and 304,000 tons, respectively. Historically, Kaiser has sold about half of its share of QAL's production to third parties and has used the remainder to supply its Northwest smelters, which are temporarily curtailed (see Note 4). The reduction in Kaiser's alumina supply associated with this transaction is expected to be substantially offset by the expected return of its Gramercy alumina refinery to full operations during the first quarter of
2002 at a higher capacity and by planned increases during 2003 in capacity at its Alpart alumina refinery in Jamaica. The QAL transaction is not expected to have an adverse impact on Kaiser's ability to satisfy existing third-party alumina customer contracts.

      In June 2001, KACC wrote-off its investment of $2.8 million in
MetalSpectrum, LLC, a start-up, e-commerce entity in which Kaiser was a founding partner (in 2000). MetalSpectrum ceased operations during the second quarter of
2001.

      During 2001, as part of its ongoing initiatives to generate cash benefits,
Kaiser sold certain non-operating real estate for net proceeds totaling approximately $7.9 million, resulting in a pre-tax gain of $6.9 million
(included in investment, interest and other income (expense), net; see Note 2).

      During 2000, Kaiser sold (i) its Pleasanton, California, office complex, because the complex had become surplus to Kaiser's needs, for net proceeds of approximately $51.6 million, which resulted in a net pre-tax gain of $22.0 million (included in investment, interest and other income (expense), net; see
Note 2); (ii) certain non-operating properties, in the ordinary course of business, for total proceeds of approximately $12.0 million; and (iii) the
Micromill assets and technology for a nominal payment at closing and possible future payments based on subsequent performance and profitability of the
Micromill technology. The sale of the non-operating properties and Micromill assets did not have a material impact on Kaiser's 2000 operating results.

      In May 2000, Kaiser acquired the assets of a drawn tube aluminum fabricating operation in Chandler, Arizona. Total consideration for the acquisition was $16.1 million ($1.1 million of property, plant and equipment,
$2.8 million of accounts receivables, inventory and prepaid expenses and $12.2 million of goodwill).

      In 1999, Kaiser sold its 50% interest in AKW L.P. ("AKW") to its partner for $70.4 million, which resulted in Kaiser recognizing a net pre-tax gain of
$50.5 million (included in other income (expense)). Kaiser's equity in earnings of AKW was $2.5 million for the year ended December 31, 1999.

      Headwaters Transactions
      In March 1999, the United States and California acquired approximately
5,600 acres of timberlands containing a significant amount of virgin old growth timber, from Salmon Creek and Pacific Lumber (the "HEADWATERS TIMBERLANDS").
Salmon Creek received $299.9 million for its 4,900 acres, and for its 700 acres
Pacific Lumber received the 7,700 acre Elk River Timberlands, which Pacific
Lumber contributed to Scotia LLC in June 1999. See Note 16 below for a discussion of additional arrangements entered into at the time.

      As a result of the disposition of the Headwaters Timberlands, the Company recognized a pre-tax gain of $239.8 million ($142.1 million net of deferred taxes or $18.17 per share) in 1999. This amount represents the gain attributable to the portion of the Headwaters Timberlands for which the Company received
$299.9 million in cash. With respect to the remaining portion of the Headwaters
Timberlands for which the Company received the Elk River Timberlands, no gain has been recognized as this represented an exchange of substantially similar productive assets. These timberlands are reflected in the Company's financial statements at an amount which represents the Company's historical cost for the timberlands which were transferred to the United States.

      Scotia Pacific Company LLC (a wholly owned subsidiary of Pacific Lumber,
"SCOTIA LLC") and Pacific Lumber also entered into agreements with California for the sale of two timber properties known as the Owl Creek grove and the
Grizzly Creek grove. On December 29, 2000, Scotia LLC sold the Owl Creek grove to California for $67.0 million, resulting in a pre-tax gain of $60.0 million.
On November 15, 2001, Pacific Lumber sold the Grizzly Creek grove to California for $19.8 million, resulting in a pre-tax gain of $16.7 million.

      LakePointe Plaza
      In June 2001, Lakepointe Assets Holdings LLC, a limited liability company, and its subsidiaries, all of which are wholly owned subsidiaries of Salmon Creek
("LAKEPOINTE ASSETS") purchased Lake Pointe Plaza, an office complex located in
Sugar Land, Texas, for a purchase price of $131.3 million. The transaction was financed with proceeds of $117.3 million, net of $5.2 million in deferred financing costs, from the "LAKEPOINTE NOTES" ($122.5 million principal amount with a final maturity date of June 8, 2021, and an interest rate of 7.56%), and with a cash payment of $14.0 million. Lakepointe Assets acquired the property subject to two leases to existing tenants while simultaneously leasing a majority of the premises, representing all of the remaining space, to an affiliate of the seller. The office complex is fully leased for a period of 20 years under these three leases. Lakepointe Assets is accounting for these leases as operating leases. The Lakepointe Notes are secured by the leases, Lake Pointe
Plaza and a $60.0 million residual value insurance contract.

      Sale of Water Utility
      On October 11, 2000, Chaparral City Water Company, a water utility company in Arizona and a wholly owned subsidiary of MCO Properties Inc., a real estate subsidiary of the Company, was sold for $22.4 million resulting in a pre- tax gain of approximately $11.3 million.

6.    CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less. As of December 31, 2001 and 2000, the carrying amounts approximated fair value.

      Marketable securities consist primarily of investments in debt securities.
The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as "held-to-maturity" when the Company has the positive intent and ability to hold the securities to maturity. Debt securities which the Company does not have the intent or ability to hold to maturity are classified as "available-for-sale." "Held-to-maturity"
securities are stated at amortized cost. Debt securities classified as
"held-to-maturity" as of December 31, 2001 and 2000, totaled $11.9 million and
$18.9 million, respectively, and had a fair market value of $11.9 million and
$18.9 million, respectively. "Available-for-sale" securities are carried at fair market value, with the unrealized gains and losses included in other comprehensive income and reported in stockholders' equity. The fair value of substantially all securities is determined by quoted market prices. Marketable securities which are considered "trading" securities consist of long and short positions in corporate common stocks and option contracts and are carried at fair value. The cost of the securities sold is determined using the first-in, first-out method. Included in investment, interest and other income (expense), net, for each of the three years in the period ended December 31, 2001 were:
2001 - net unrealized gains of $9.2 million and net realized losses of $1.9 million; 2000 - net unrealized gains of $1.0 million and net realized gains of
$24.5 million; and 1999 - net unrealized losses of $1.4 million and net realized gains of $18.8 million.

      Cash, marketable securities and other investments include the following amounts which are restricted (in millions):

                                                                                               DECEMBER 31,
                                                                                       ----------------------------
                                                                                           2001           2000
                                                                                       ------------- --------------
Current assets:
   Cash and cash equivalents:
      Amounts held as security for short positions in marketable securities..........  $          -  $        30.9
      Other restricted cash and cash equivalents.....................................          42.8           36.7
                                                                                       ------------- --------------
                                                                                               42.8           67.6
                                                                                       ------------- --------------
   Marketable securities, restricted:
      Amounts held in SAR Account....................................................          17.1           16.3
                                                                                       ------------- --------------

Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account.......................................................         137.8          144.4
   Other amounts restricted under the Timber Notes Indenture.........................           2.8            2.9
   Other long-term restricted cash...................................................          10.9           11.7
   Less: Amounts attributable to Timber Notes held in SAR Account....................         (53.0)         (52.7)
                                                                                       ------------- --------------
                                                                                               98.5          106.3
                                                                                       ------------- --------------

Total restricted cash and marketable securities......................................  $      158.4  $       190.2
                                                                                       ============= ==============

      Amounts in the Scheduled Amortization Reserve Account (the "SAR ACCOUNT")
are being held by the trustee under the indenture (the "TIMBER NOTES INDENTURE")
to support principal payments on Scotia LLC's Class A-1, Class A-2 and Class A-3
Timber Collateralized Notes due 2028 (the "TIMBER NOTES"). See Note 11 for
further discussion on the SAR Account. The current portion of the SAR Account is determined based on the liquidity needs of Scotia LLC which corresponds directly with the current portion of Scheduled Amortization.

      On March 5, 2002, Scotia LLC notified the trustee for the Timber Notes that it had met all of the requirements of the SAR Reduction Date, as defined in the Indenture. Accordingly, on March 20, 2002, Scotia LLC released $29.4 million from the SAR Account and distributed this amount to Pacific Lumber.

      Cash, marketable securities and other investments include a limited partnership interest in a partnership investing in equity securities (the
"EQUITY FUND PARTNERSHIP"), which invests in a diversified portfolio of common stocks and other equity securities whose issuers are involved in merger, tender offer, spin-off or recapitalization transactions. This investment is not consolidated, but is accounted for under the equity method. The following table shows the Company's investment in the Equity Fund Partnership, including restricted amounts held in the SAR Account, and the ownership interest (dollars
in millions).

                                                                                                 December 31,
                                                                                        ------------------------------
                                                                                            2001             2000
                                                                                        -------------   --------------
Investment in Equity Fund Partnership:
   Restricted........................................................................   $       10.6    $        10.1
   Unrestricted......................................................................          130.6               -
                                                                                        -------------   --------------
                                                                                        $      141.2    $        10.1
                                                                                        =============   ==============

Percentage of ownership held.........................................................           41.0%            10.8%
                                                                                        =============   ==============

      The Equity Fund Partnership commenced operations on June 1, 2000. The following tables contain summarized financial information of the Equity Fund
Partnership (in millions).

                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 2001       2000
                                                                                               ---------  ---------

Investments, at market value.................................................................. $  331.7   $   93.5
Due from brokers..............................................................................    273.7       72.8
Other assets..................................................................................     24.7        5.2
                                                                                               ---------  ---------
   Total assets............................................................................... $  630.1   $  171.5
                                                                                               =========  =========

Investments sold, not yet purchased, at market value.......................................... $  283.6   $   76.5
Other liabilities.............................................................................      7.8        0.9
Partners' capital.............................................................................    338.7       94.1
                                                                                               ---------  ---------
   Total liabilities and partners' capital.................................................... $  630.1   $   171.5
                                                                                               =========  =========

                                                                                                      PERIOD FROM
                                                                                      YEAR-ENDED    JUNE 1, 2000 TO
                                                                                     DECEMBER 31,    DECEMBER 31,
                                                                                         2001            2000
                                                                                    --------------  ---------------

Investment income.................................................................  $        13.2   $          1.9
Operating expenses................................................................          (11.8)            (1.4)
Net realized and unrealized gains  on investments.................................           14.3              4.9
                                                                                    --------------  ---------------
   Net increase in partners' capital resulting from operations....................  $        15.7   $          5.4
                                                                                    ==============  ===============

      As of December 31, 2001, long-term restricted cash, marketable securities and other investments also included $10.0 million related to an investment in a limited partnership which invests in, among other things, debt and equity securities associated with developed and emerging markets.

7.    INVENTORIES

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

      Inventories consist of the following (in millions):

                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 2001       2000
                                                                                               ---------  ---------
Aluminum operations:
   Finished fabricated products............................................................... $   30.4   $   54.6
   Primary aluminum and work in process.......................................................    108.3      126.9
   Bauxite and alumina........................................................................     77.7       88.6
   Operating supplies and repair and maintenance parts........................................     96.9      126.1
                                                                                               ---------  ---------
                                                                                                  313.3      396.2
                                                                                               ---------  ---------
Forest products operations:
   Lumber.....................................................................................     29.3       34.0
   Logs.......................................................................................     22.1       21.1
                                                                                               ---------  ---------
                                                                                                   51.4       55.1
                                                                                               ---------  ---------
                                                                                               $  364.7   $  451.3
                                                                                               =========  =========

      Kaiser's inventories at December 31, 2001, have been reduced by (i) a $5.6 million charge (in cost of sales and operations - aluminum) to write-down certain excess operating supplies and repair and maintenance parts that will be sold, rather than used in production, and (ii) $8.2 million of LIFO inventory charges (in cost of sales and operations - aluminum) as reductions of inventory volumes in inventory layers with higher costs than current market prices. See
Note 2.

      Kaiser's inventories at December 31, 2000 were reduced by LIFO inventory charges totaling $24.1 million. These charges result primarily from the
Washington smelters' curtailment ($4.5 million), Kaiser's exit from the can body stock product line ($11.1 million) and the delayed restart of the Gramercy facility ($7.0 million). See Note 2.

      Forest products' inventories at December 31, 2001, have been reduced by a
$1.6 million charge (in cost of sales and operations - Forest Products) due to a decline in current market prices below the cost of such inventory.

8.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment, including capitalized interest, is stated
at cost, net of accumulated depreciation. Depreciation is computed principally utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. The carrying value of property, plant and equipment is assessed when events and circumstances indicate that an impairment might exist. The existence of an impairment is determined by comparing the net carrying value of the asset to its estimated undiscounted future cash flows. If an impairment is present, the asset is reported at the lower of carrying value or fair value.

      The major classes of property, plant and equipment are as follows (dollar amounts in millions):

                                                                                                  DECEMBER 31,
                                                                         ESTIMATED USEFUL   -----------------------
                                                                               LIVES           2001        2000
                                                                         -----------------  ----------  -----------
Land and improvements...................................................     5 - 30 years   $   228.8   $    207.9
Buildings...............................................................     5 - 45 years       395.8        278.4
Machinery and equipment.................................................     3 - 22 years     1,918.6      1,744.1
Construction in progress................................................                         51.0        133.9
                                                                                            ----------  -----------
                                                                                              2,594.2      2,364.3
Less:  accumulated depreciation.........................................                     (1,094.7)    (1,033.0)
                                                                                            ----------  -----------
                                                                                            $ 1,499.5   $  1,331.3
                                                                                            ==========  ===========

      Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $103.9 million, $88.8 million, and $101.5 million, respectively.

      Kaiser concluded that the profitability of its Trentwood facility can be enhanced by further focusing resources on its core, heat-treat business and by exiting lid and tab stock product lines used in the beverage container market and brazing sheet for the automotive market. As a result of this decision,
Kaiser plans to sell or idle several pieces of equipment, resulting in an impairment charge of approximately $17.7 million at December 31, 2001 (which amount was reflected in impairment of assets in the Consolidated Statement of
Operations). Additional charges are likely as Kaiser works through all of the operational impacts of this decision to exit the lid, tab and brazing sheet product lines.

      During 2000, Kaiser evaluated the recoverability of the approximate $200.0 million carrying value of its Washington smelters as a result of the change in the economic environment of the Pacific Northwest associated with the reduced power availability and higher power costs for Kaiser's Washington smelters under the terms of the new contract with the BPA starting in October 2001 (see Note
4). Kaiser determined that the expected future undiscounted cash flows of the
Washington smelters were below their carrying value. Accordingly, during 2000,
Kaiser adjusted the carrying value of its Washington smelting assets to their estimated fair value, which resulted in a non-cash impairment charge of approximately $33.0 million (see Note 2). The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved.

      In 1999, based on negotiations with third parties, Kaiser concluded to sell the Micromill assets and technology for less than the then existing carrying value. Accordingly, the carrying value of the Micromill assets were reduced by recording an impairment charge of $19.1 million in 1999 (see Note 2).

      As discussed in Note 2, the Company recorded $2.2 million for asset impairments related to forest products operations in 2001.

9.    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

      Summary combined financial information is provided below for unconsolidated aluminum investments, most of which supply and process raw materials. These investees include QAL (20.0% owned), Anglesey Aluminium Limited
("ANGLESEY") (49.0% owned) and Kaiser Jamaica Bauxite Company (49.0% owned).
Kaiser's equity in earnings (loss) before income taxes of such operations is treated as a reduction (increase) in cost of sales and operations. At December
31, 2001 and 2000, Kaiser's net receivables from these affiliates were not material. In addition, the1999 summary income statement information includes results for AKW which was sold on April 1, 1999 (see Note 5). Kaiser's equity in earnings of AKW was $2.5 million for the year ended December 31, 1999.

                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               2001        2000
                                                                                            ----------  -----------
                                                                                            (In millions of dollars)
Current assets............................................................................  $   362.4   $    350.1
Long-term assets (primarily property, plant and equipment, net)...........................      345.7        327.3
                                                                                            ----------  -----------
   Total assets...........................................................................  $   708.1   $    677.4
                                                                                            ==========  ===========

Current liabilities.......................................................................  $   237.6   $    144.1
Long-term liabilities (primarily long-term debt)..........................................      271.2        331.4
Stockholders' equity......................................................................      199.3        201.9
                                                                                            ----------  -----------
   Total liabilities and stockholders' equity.............................................  $   708.1   $    677.4
                                                                                            ==========  ===========

                                                                                     YEARS ENDED DECEMBER 31,
                                                                               ------------------------------------
                                                                                  2001         2000        1999
                                                                               -----------  ----------  -----------
                                                                                     (In millions of dollars)
Net sales..................................................................... $    633.5   $   602.9   $    594.9
Costs and expenses............................................................     (621.5)     (617.1)      (582.9)
Credit (provision) for income taxes...........................................       (3.9)       (4.5)         0.8
                                                                               -----------  ----------  -----------
Net income (loss)............................................................. $      8.1   $   (18.7)  $     12.8
                                                                               ===========  ==========  ===========

Kaiser's equity in earnings (loss)............................................ $      1.7   $    (4.8)  $      4.9
                                                                               ===========  ==========  ===========

Dividends received............................................................ $      2.8   $     8.3   $        -
                                                                               ===========  ==========  ===========

      Kaiser's equity in earnings differs from the summary net income (loss) due to varying percentage ownerships in the entities and equity method accounting adjustments. Prior to December 31, 2000, Kaiser's investment in its unconsolidated affiliates exceeded its equity in their net assets and such excess was being amortized to depreciation, depletion and amortization. At
December 31, 2000, the excess investment had been fully amortized. Such amortization was approximately $10.0 million for each of the years ended
December 31, 2000 and 1999.

      Kaiser and its affiliates have interrelated operations. Kaiser provides some of its affiliates with services such as management and engineering.
Significant activities with affiliates include the acquisition and processing of bauxite, alumina, and primary aluminum. Purchases from these affiliates were
$266.0 million, $235.7 million, and $223.7 million in the years ended December
31, 2001, 2000, and 1999, respectively.

      Other Investees
      The Company and Westbrook Firerock LLC each holds a 50% interest in a joint venture which develops and manages a real estate project in Arizona
("FIREROCK, LLC"). At December 31, 2001, the joint venture had assets of $37.6 million, liabilities of $21.0 million and equity of $16.6 million. At December
31, 2000, the joint venture had assets of $41.7 million, liabilities of $25.3 million and equity of $16.4 million. For the years ended December 31, 2001, 2000 and 1999, the joint venture had income of $10.1 million, $9.7 million, and $3.7 million, respectively.

      The Company and SunCor Development Company each hold a 50% interest in a joint venture which develops and manages a real estate project in Arizona
("SUNRIDGE CANYON L.L.C."). At December 31, 2001, the joint venture had assets of $10.5 million, liabilities of $8.3 million and equity of $2.2 million. At
December 31, 2000, the joint venture had assets of $11.3 million, liabilities of
$8.5 million and equity of $2.8 million. For the years ended December 31, 2001,
2000 and 1999, the joint venture had income (loss) of $(0.2) million, $1.3 million and $4.8 million, respectively.

10.   SHORT-TERM BORROWINGS

      During 2001 and 2000, the Company had average short-term borrowings outstanding of $10.2 million and $14.7 million, respectively, under the debt instruments described below. The weighted average interest rate during 2001 and
2000 was 7.0% and 8.4%, respectively.

      MAXXAM Loan Agreement (the "CUSTODIAL TRUST AGREEMENT")
      The Company repaid $7.7 million of borrowings outstanding under the
Custodial Trust Agreement on October 22, 2001, the maturity date. The Company did not renew this short-term borrowing facility.

      Pacific Lumber Credit Agreement
      The "PACIFIC LUMBER CREDIT AGREEMENT" was renewed on August 14, 2001. The new facility provides for a $50.0 million two-year revolving line of credit as compared to a $60.0 million line of credit under the expired facility. On each anniversary date (subject to the consent of the lender), the Pacific Lumber
Credit Agreement may be extended by one year. Borrowings are secured by all of
Pacific Lumber's domestic accounts receivable and inventory. As of December 31,
2001, borrowings of $17.7 million and letters of credit of $11.5 million were outstanding. Unused availability was limited to $12.2 million at December 31,
2001.

      Scotia LLC Line of Credit Agreement
      Pursuant to certain liquidity requirements under the Timber Notes
Indenture, Scotia LLC has entered into an agreement (the "SCOTIA LLC LINE OF
CREDIT") with a group of banks pursuant to which Scotia LLC may borrow to pay interest on the Timber Notes. The maximum amount Scotia LLC may borrow is equal to one year's interest on the aggregate outstanding principal balance of the
Timber Notes (the "REQUIRED LIQUIDITY AMOUNT"). At December 31, 2001, the
Required Liquidity Amount was $60.9 million. On June 1, 2001, the Scotia LLC
Line of Credit was extended for an additional year to July 12, 2002. Annually,
Scotia LLC will request that the banks extend the Scotia LLC Line of Credit for a period of not less than 364 days. If not extended, Scotia LLC may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the Aggregate Minimum Principal Amortization Amount, as
defined, then due), commencing approximately two and one-half years following the date of the draw. Borrowings under the Scotia LLC Line of Credit generally bear interest at the Base Rate (as defined in the agreement) plus 0.25% or at a one month or six month LIBOR rate plus 1% at any time the borrowings have not been continually outstanding for more than six months. As of December 31, 2001,
Scotia LLC had no borrowings outstanding under the Scotia LLC Line of Credit.

11.     LONG-TERM DEBT

      Long-term debt (before considering any impacts of the Cases as discussed below) consists of the following (in millions):

                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               2001        2000
                                                                                            ----------  -----------
KACC Credit Agreement.....................................................................  $       -   $     30.4
9 7/8% KACC Senior Notes due February 15, 2002, net of discount...........................      172.8        224.8
10 7/8% KACC Senior Notes due October 15, 2006, including premium.........................      225.4        225.5
12 3/4% KACC Senior Subordinated Notes due February 1, 2003...............................      400.0        400.0
Alpart CARIFA Loans.......................................................................       22.0         56.0
Other aluminum operations debt............................................................       54.1         52.7
12% MGHI Senior Secured Notes due August 1, 2003..........................................       88.2        118.8
6.55% Scotia LLC Class A-1 Timber Collateralized Notes due July 20, 2028..................      120.3        136.7
7.11% Scotia LLC Class A-2 Timber Collateralized Notes due July 20, 2028..................      243.2        243.2
7.71% Scotia LLC Class A-3 Timber Collateralized Notes due July 20, 2028..................      463.3        463.3
7.56% Lakepointe Notes (see Note 5).......................................................      121.7            -
Other notes and contracts, primarily secured by receivables, buildings,
     real estate and equipment                                                                   52.4         41.5
                                                                                            ----------  -----------
                                                                                              1,963.4      1,992.9
      Less: current maturities............................................................     (198.9)       (48.0)
           Timber Notes held in SAR Account...............................................      (57.7)       (59.9)
                                                                                            ----------  -----------
                                                                                            $ 1,706.8   $  1,885.0
                                                                                            ==========  ===========

      The amount attributable to the Timber Notes held in the SAR Account of
$53.0 million reflected in Note 6 above represents $57.7 million of principal amount of Timber Notes, net of $4.7 million of unamortized discount.

      At December 31, 2001, the estimated fair value of the Company's current and long-term debt, excluding amounts attributable to Kaiser, was $1,009.0 million. Given the fact that the fair value of substantially all of Kaiser's outstanding indebtedness will be determined as part of the plan of reorganization, it is impracticable and inappropriate to estimate the fair value of these financial instruments at December 31, 2001. At December 31, 2000, the estimated fair value of debt, including current maturities and Kaiser indebtedness, was $1,636.8 million. The estimated fair value of debt is determined based on the quoted market prices for the publicly traded issues and on the current rates offered for borrowings similar to the other debt. Some of the Company's publicly traded debt issues are thinly traded financial instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market.

      DIP Facility
      On February 12, 2002, Kaiser entered into a post-petition credit agreement with a group of lenders for debtor-in-possession financing (the "DIP FACILITY")
which provides for a secured, revolving line of credit through the earlier of
February 12, 2004, the effective date of a plan of reorganization or voluntary termination by Kaiser. The DIP Facility contains substantially similar terms and conditions to those that were included in the KACC Credit Agreement (defined below). Kaiser is able to borrow under the DIP Facility by means of revolving credit advances and letters of credit (up to $125.0 million) in an aggregate amount equal to the lesser of $300.0 million or a borrowing base relating to eligible accounts receivable, eligible inventory and eligible fixed assets reduced by certain reserves, as defined in the DIP Facility agreement. The DIP
Facility is guaranteed by Kaiser, the Debtor subsidiaries and two non-Debtor wholly owned subsidiaries, Kaiser Jamaica Corporation and Alpart Jamaica, Inc.
Interest on any outstanding balances will bear a spread over either a base rate or LIBOR, at Kaiser's option. The Court signed a final order approving the DIP
Facility on March 19, 2002. At March 31, 2002, there were no outstanding borrowings under the revolving credit facility and there were outstanding letters of credit of approximately $54.1 million. As of March 31, 2002, $121.0 million (of which $70.9 million could be used for letters of credit) was available to Kaiser under the DIP Facility. Kaiser expects that the borrowing base amount will increase by approximately $50.0 million once certain appraisal information is provided to the lenders.

      1994 KACC Credit Agreement (as amended)
      Prior to the February 12, 2002 Filing Date, KACC had a credit agreement, as amended (the "KACC CREDIT AGREEMENT") which provided a secured, revolving line of credit. The KACC Credit Agreement was secured by, among other things,
(i) mortgages on Kaiser's major domestic plants (excluding Kaiser's Gramercy alumina plant); (ii) subject to certain exceptions, liens on the accounts receivable, inventory, equipment, domestic patents and trademarks, and substantially all other personal property of Kaiser and certain of its subsidiaries; (iii) a pledge of all the stock of KACC owned by Kaiser; and (iv)
pledges of all of the stock of a number of KACC's wholly owned domestic subsidiaries, pledges of a portion of the stock of certain foreign subsidiaries, and pledges of a portion of the stock of certain partially owned foreign affiliates. The KACC Credit Agreement terminated on the Filing Date and was replaced by the DIP Facility discussed above. During the last six months of
2001, there were no borrowings under the KACC Credit Agreement. During the first six months of 2001, month-end borrowings under the KACC Credit Agreement were as high as approximately $94.0 million, which occurred in February 2001, primarily as a result of costs incurred and capital spending related to the Gramercy rebuild, net of insurance reimbursements. The average amount of borrowings outstanding under the KACC Credit Agreement during 2001 was approximately $11.8 million. The average interest rate on loans outstanding under the KACC Credit
Agreement during 2001 was approximately 10.0% per annum. As of the Filing Date, outstanding letters of credit were approximately $43.3 million, and there were no borrowings outstanding under the KACC Credit Agreement.

      KACC 9 7/8% Senior Notes due February 2002 (the "KACC 9 7/8% SENIOR
      NOTES"), KACC 10 7/8% Senior Notes due 2006 (the "KACC 10 7/8% SENIOR
      NOTES") and KACC 12 3/4% Senior Subordinated Notes due February 2003 (the
      "KACC SENIOR SUBORDINATED NOTES") (collectively, the "KACC NOTES")
      The obligations of Kaiser with respect to the KACC Notes are guaranteed, jointly and severally, by certain subsidiaries of Kaiser. Prior to concluding that, as a result of the events outlined in Note 1, Kaiser should file the
Cases, Kaiser had purchased $52.2 million of the KACC 9 7/8% Senior Notes. The net gain from the purchase of the notes was less than $1.1 million.

      Alpart CARIFA Loans
      In December 1991, Alumina Partners of Jamaica ("ALPART") entered into a loan agreement with the Caribbean Basin Projects Financing Authority ("CARIFA").
As of December 31, 2001, Alpart's obligations under the loan agreement were secured by two letters of credit aggregating $23.5 million. Kaiser was a party to one of the two letters of credit in the amount of $15.3 million in respect of its 65% ownership interest in Alpart. Alpart has also agreed to indemnify bondholders of CARIFA for certain tax payments that could result from events, as defined, that adversely affect the tax treatment of the interest income on the bonds.

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

      7.6% Solid Waste Disposal Revenue Bonds
      The sold waste disposal revenue bonds are secured by a first mortgage on certain machinery at KACC's Mead smelter.

      Aluminum Debt Covenants and Restrictions
      The DIP Facility requires Kaiser to comply with certain financial covenants and places restrictions on Kaiser's ability to, among other things, incur debt and liens, make investments, pay dividends, undertake transactions with affiliates, make capital expenditures, and enter into unrelated lines of business. The DIP Facility is secured by, among other things, (i) mortgages on
Kaiser's major domestic plants; (ii) subject to certain exceptions, liens on the accounts receivable, inventory, equipment, domestic patents and trademarks, and substantially all other personal property of Kaiser and certain of its subsidiaries; (iii) a pledge of all the stock of KACC owned by Kaiser; and (iv)
pledges of all of the stock of a number of Kaiser's wholly owned domestic subsidiaries, pledges of a portion of the stock of certain foreign subsidiaries, and pledges of a portion of the stock of certain partially owned foreign affiliates.

      The indentures governing the KACC Notes (collectively, the "KACC
INDENTURES") restrict, among other things, Kaiser's ability to incur debt, undertake transactions with affiliates, and pay dividends. Further, the KACC
Indentures provide that Kaiser must offer to purchase the KACC Notes upon the occurrence of a Change of Control (as defined therein).

      12% MGHI Senior Secured Notes due 2003 (the "MGHI NOTES")
      The MGHI Notes due August 1, 2003 are guaranteed on a senior, unsecured basis by the Company. As of December 31, 2001, the MGHI Notes are also secured by a pledge of 23,443,953 shares of the Kaiser common stock owned by MGHI, the common stock of MGI and the Intercompany Note (defined below). Interest on the
MGHI Notes is payable semi-annually. During 2001, MGHI purchased $30.6 million of the MGHI Notes resulting in an extraordinary gain of $3.6 million. During
January and February 2002, MGHI purchased $16.9 million of the MGHI Notes resulting in an extraordinary gain of $1.9 million.

      The net proceeds from the offering of the MGHI Notes after expenses were approximately $125.0 million, all of which was loaned to the Company pursuant to an intercompany note (the "INTERCOMPANY NOTE"). The Intercompany Note bears interest at the rate of 11% per annum (payable semi-annually on the interest payment dates applicable to the MGHI Notes) and matures on August 1, 2003. The
Company is entitled to defer the payment of interest on the Intercompany Note on any interest payment date to the extent that MGHI has sufficient available funds to satisfy its obligations on the MGHI Notes on such date. Any such deferred interest will be added to the principal amount of the Intercompany Note and will be payable at maturity. As of December 31, 2001, $58.1 million of interest had been deferred and added to principal. An additional $10.1 million of interest was deferred and added to principal on February 1, 2002. The Company expects that it will pay the amount of the Intercompany Note necessary to retire the
MGHI Notes.

      Scotia LLC Timber Notes
      Scotia LLC issued $867.2 million aggregate principal amount of Timber
Notes on July 20, 1998. The Timber Notes and the Scotia LLC Line of Credit are
secured by a lien on (i) Scotia LLC's timber, timberlands and timber rights and
(ii) substantially all of Scotia LLC's other property. The Timber Notes
Indenture permits Scotia LLC to have outstanding up to $75.0 million of non-recourse indebtedness to acquire additional timberlands and to issue additional timber notes provided certain conditions are met (including repayment or redemption of the remaining $120.3 million of Class A-1 Timber Notes).

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

      In connection with the sale of the Headwaters Timberlands, Salmon Creek received proceeds of $299.9 million in cash. See Note 5. In November 1999,
$169.0 million of funds from the sale of the Headwaters Timberlands were contributed to Scotia LLC and set aside in the SAR Account. Amounts in the SAR
Account are part of the collateral securing the Timber Notes and will be used to make principal payments to the extent that other available amounts are insufficient to pay Scheduled Amortization on the Class A-1 and Class A-2 Timber
Notes. In addition, during the six years beginning January 20, 2014, amounts in the SAR Account will be used to amortize the Class A-3 Timber Notes as set forth in the Timber Notes Indenture, as amended. Funds may from time to time be released to Scotia LLC from the SAR Account if the amount in the account exceeds the then Required Scheduled Amortization Reserve Balance (as defined in the
Timber Notes Indenture). If the balance in the SAR Account falls below the
Required Scheduled Amortization Reserve Balance, up to 50% of any Remaining
Funds (funds that could otherwise be released to Scotia LLC free of the lien securing the Timber Notes) is required to be used on each monthly deposit date to replenish the SAR Account. The amount attributable to Timber Notes held in the SAR Account of $53.0 million reflected in Note 6 represents $57.7 million principal amount of reacquired Timber Notes.

      Principal and interest are payable semi-annually on January 20 and July
20. During the year ended December 31, 2001, Scotia LLC used $67.3 million set aside in the note payment account to pay the $57.4 million of interest due as well as $9.9 million of principal. Scotia LLC repaid an additional $4.3 million of principal on the Timber Notes using funds held in the SAR Account, resulting in total principal payments of $14.2 million, an amount equal to Scheduled
Amortization. In addition, Scotia LLC made distributions in the amount of $79.9 million to its parent, Pacific Lumber, $63.9 million of which was made using funds from the December 2000 sale of the Owl Creek grove and $14.5 million of which was made using excess funds released from the SAR Account.

      On the note payment date for the Timber Notes in January 2002, Scotia LLC had $33.9 million set aside in the note payment account to pay the $28.4 million of interest due as well as $5.5 million of principal. Scotia LLC repaid an additional $6.1 million of principal using funds held in the SAR Account resulting in a total principal payment of $11.6 million, an amount equal to
Scheduled Amortization.

      With respect to the note payment due in July 2002, Scotia LLC expects that it will require funds from the Scotia LLC Line of Credit to pay a portion of the interest due, and that all of the funds used to pay the Scheduled Amortization amount will be provided from the SAR Account.

      Lakepointe Notes
      In June 2001, Lakepointe Assets financed the purchase of Lake Pointe Plaza with proceeds from the Lakepointe Notes (see Note 5). The Lakepointe Notes consist of $122.5 principal amount of 7.56% notes due June 8, 2021. The
Lakepointe Notes are secured by the Lake Pointe Plaza operating leases, Lake
Pointe Plaza and a $60.0 million residual value insurance contract.

      Maturities
      Scheduled maturities of short-term borrowings and long-term debt outstanding (before considering any effects of the Cases) at December 31, 2001, are as follows (in millions):

                                                                  YEARS ENDING DECEMBER 31,
                                         --------------------------------------------------------------------------
                                            2002        2003        2004         2005         2006      THEREAFTER
                                         ----------  ----------- -----------  -----------  -----------  -----------
KACC Credit Agreement................... $       -   $        -  $        -   $        -   $        -   $        -
KACC 9 7 8% Senior Notes................     172.8            -           -            -            -            -
KACC 10 7/8% Senior Notes...............         -            -           -            -        225.0            -
KACC 12 3/4% Senior Subordinated Notes..         -        400.0           -            -            -            -
Alpart CARIFA Loans.....................         -            -           -            -            -         22.0
Other aluminum operations debt..........       0.7          0.7         0.7          0.8          0.8         50.8
MGHI Notes..............................         -         88.2           -            -            -            -
Timber Collateralized Notes.............      14.8         16.7        19.2         21.7         25.3        671.4
Lakepointe 7.56% Notes..................       2.2          2.3         1.4          1.0          1.3        113.5
Other...................................      26.7          5.9         6.6          0.8          1.1         29.6
                                         ----------  ----------- -----------  -----------  -----------  -----------
                                         $   217.2   $    513.8  $     27.9   $     24.3        253.5   $    887.3
                                         ==========  =========== ===========  ===========  ===========  ===========

      Capitalized Interest
      Interest capitalized during the years ended December 31, 2001, 2000 and
1999 was $4.0 million, $7.0 million and $3.5 million, respectively.

      Restricted Net Assets of Subsidiaries and Pledges of Subsidiary Stock
      Certain debt instruments restrict the ability of the Company's subsidiaries to transfer assets, make loans and advances and pay dividends to the Company. As of December 31, 2001, all of the assets relating to the
Company's aluminum, forest products and racing operations are subject to such restrictions and certain assets of the Company's real estate operations are pledged or serve as collateral. As of April 2002, a total of 23,443,953 shares of Kaiser common stock (representing a 29.1% interest in Kaiser) owned by
MGHI were pledged to secure the MGHI Notes.

12.     INCOME TAXES

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

      Income before income taxes, minority interests and extraordinary items by geographic area is as follows (in millions):

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2001        2000        1999
                                                                                ----------  ----------  -----------
Domestic......................................................................  $  (167.7)  $   (44.2)  $    109.5
Foreign.......................................................................      203.7       104.5        (15.0)
                                                                                ----------  ----------  -----------
                                                                                $    36.0   $    60.3   $     94.5
                                                                                ==========  ==========  ===========

      Income taxes are classified as either domestic or foreign based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is subject to domestic income taxes.

      The provision for income taxes on income before income taxes, minority interests and extraordinary items consists of the following (in millions):

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2001        2000        1999
                                                                                ----------  ----------  -----------
Current:
   Federal....................................................................  $    (1.1)  $    (1.8)  $     (0.6)
   State and local............................................................       (0.2)       (0.2)           -
   Foreign....................................................................      (40.6)      (35.3)       (23.1)
                                                                                ----------  ----------  -----------
                                                                                    (41.9)      (37.3)       (23.7)
                                                                                ----------  ----------  -----------
Deferred:
   Federal....................................................................     (466.9)       25.7         (8.9)
   State and local............................................................      (25.4)       (6.6)       (18.2)
   Foreign....................................................................        0.5        (8.9)         7.1
                                                                                ----------  ----------  -----------
                                                                                   (491.8)       10.2        (20.0)
                                                                                ----------  ----------  -----------
                                                                                $  (533.7)  $   (27.1)  $    (43.7)
                                                                                ==========  ==========  ===========

      A reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes and minority interests is as follows (in millions):

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2001        2000        1999
                                                                                ----------  ----------  -----------
Income before income taxes, minority interests and extraordinary items........  $    36.0   $    60.3   $     94.5
                                                                                ==========  ==========  ===========

Amount of federal income tax provision based upon the statutory rate..........  $   (12.6)  $   (21.1)  $    (33.1)
Changes in valuation allowances and revision of prior years' tax estimates ...     (515.2)       (2.3)         4.1
Percentage depletion..........................................................        4.9         3.0          2.8
Foreign taxes, net of federal tax benefit.....................................       (9.6)       (3.2)        (3.2)
State and local taxes, net of federal tax effect..............................       (0.3)       (3.2)       (12.7)
Other.........................................................................       (0.9)       (0.3)        (1.6)
                                                                                ----------  ----------  -----------
                                                                                $  (533.7)  $   (27.1)  $    (43.7)
                                                                                ==========  ==========  ===========

      Changes in valuation allowances and revision of prior years' tax estimates, as shown in the table above, includes changes in valuation allowances with respect to deferred income tax assets, amounts for the reversal of reserves which the Company no longer believes are necessary, and other changes in prior years' tax estimates. $530.4 million of the changes in valuation allowances and revision of prior years' tax estimates for 2001 is attributable to additional valuation allowances on Kaiser's loss and credit carryforwards. Generally, the reversal of reserves relates to the expiration of the relevant statute of limitations with respect to certain income tax returns or the resolution of specific income tax matters with the relevant tax authorities.

      The components of the Company's net deferred income tax assets
(liabilities) are as follows (in millions):

                                                                                                 DECEMBER 31,
                                                                                               2001        2000
                                                                                            ----------  -----------
Deferred income tax assets:
   Postretirement benefits other than pensions............................................  $   268.8   $    271.9
   Loss and credit carryforwards..........................................................      314.9        266.2
   Other liabilities......................................................................      341.0        286.5
   Costs capitalized only for tax purposes................................................       53.0         63.0
   Real estate............................................................................       21.2         28.8
   Timber and timberlands.................................................................       23.8         28.1
   Other..................................................................................       32.2         30.7
   Valuation allowances...................................................................     (669.1)      (137.3)
                                                                                            ----------  -----------
      Total deferred income tax assets, net...............................................      385.8        837.9
                                                                                            ----------  -----------
Deferred income tax liabilities:
   Property, plant and equipment..........................................................     (155.1)      (112.1)
   Deferred gains on sales of timber and timberlands......................................     (111.0)      (130.4)
   Other..................................................................................      (57.4)       (43.6)
                                                                                            ----------  -----------
      Total deferred income tax liabilities...............................................     (323.5)      (286.1)
                                                                                            ----------  -----------
Net deferred income tax assets............................................................  $    62.3   $    551.8
                                                                                            ==========  ===========

      As of December 31, 2001, Kaiser's net deferred tax liability was $39.4 million. The principal component of Kaiser's deferred income tax liabilities is the tax benefit associated with the accrued liability for postretirement benefits other than pensions. The future tax deductions with respect to the turnaround of this accrual will occur over a 30 to 40 year period. If such deductions create or increase a net operating loss, Kaiser has the ability to carry forward such loss for 20 taxable years. Accordingly, prior to the Cases,
Kaiser believed that a long-term view of profitability was appropriate and had concluded that the portion of this deferred income tax asset for which it had not provided valuation allowances would more likely than not be realized.

      However, in light of the Cases, Kaiser provided additional valuation allowances of $530.4 million in 2001, of which $505.4 million was recorded in provision for income taxes in the accompanying consolidated statement of operations, and $25.0 million was recorded in other comprehensive income (loss)
in the accompanying consolidated balance sheet. The additional valuation allowances were provided as Kaiser no longer believes that the "more likely than not" recognition criteria are appropriate given a combination of factors including: (a) the expiration date of its loss and credit carryforwards; (b) the possibility that all or a substantial portion of the loss and credit carryforwards and the tax basis of assets could be reduced to the extent of cancellation of indebtedness occurring as a part of a reorganization plan; (c)
the possibility that all or a substantial portion of the loss and credit carryforwards could become limited if a change of ownership occurs as a result of the Debtors reorganization; and (d) due to updated expectations regarding near term taxable income. In prior periods, Kaiser had concluded that a substantial portion of these items would more likely than not be realized (to the extent not covered by valuation allowances) based on the cyclical nature of its business, its history of operating earnings, and its then-existing expectations for future years. The valuation allowances adjustment has no impact on Kaiser's liquidity, operations or loan compliance and is not intended, in any way, to be indicative of its long-term prospects or its ability to successfully reorganize.

      The net deferred income tax assets listed above which are not attributable to Kaiser are $101.7 million as of December 31, 2001. This amount includes
$155.3 million attributable to the tax benefit of loss and credit carryforwards, net of valuation allowances. The Company evaluated all appropriate factors in determining the realizability of the deferred tax assets attributable to loss and credit carryforwards, including any limitations on their use, the reversal of deferred gains, other temporary differences, the year the carryforwards expire and the levels of taxable income necessary for utilization. The Company also considered the potential recognition for the purposes of the deferred gains on sales of timber and timberlands. Based on this evaluation of the appropriate factors to determine the proper valuation allowances for these carryforwards, the Company believes that it is more likely than not that it will realize the benefit for the carryforwards for which valuation allowances were not provided.
The deferred income tax liabilities related to deferred gains on sales of timber and timberlands are a result of the sales of the Headwaters Timberlands (1999), the Owl Creek grove (2000), and the Grizzly Creek grove (2001). The Company has reinvested a portion of these proceeds, and expects to make further reinvestments. Reinvestments beyond the levels currently planned could impact the Company's evaluation of deferred gains available for offset against net operating losses and in turn the Company's evaluation of the realizability of its net operating losses.

      As of December 31, 2001 and 2000, $10.6 million and $64.0 million, respectively, of the net deferred income tax assets listed above are included in prepaid expenses and other current assets. Certain other portions of the deferred income tax liabilities listed above are included in other accrued liabilities and other noncurrent liabilities.

      Kaiser and its domestic subsidiaries are members of a separate consolidated return group which files its own consolidated federal income tax return. During the period from October 28, 1988, through June 30, 1993, Kaiser and its domestic subsidiaries were included in the consolidated federal income tax returns of the Company. The tax allocation agreements of Kaiser and KACC with the Company terminated pursuant to their terms, effective for taxable periods beginning after June 30, 1993. However, payments or refunds for periods prior to July 1, 1993 related to certain jurisdictions could still be required pursuant to Kaiser's and KACC's respective tax allocation agreements with the
Company. Any such payments to the Company by KACC would require approval by the
DIP Facility lenders and the Court. In March 2002, the Company filed a suit with the Court asking the Court to find that it has no further obligations to the
Debtors under the tax sharing agreement. The Company's suit is based on the assertion that the agreements are personal contracts and financial accommodations which cannot be assumed under the Code.

      The following table presents the estimated tax attributes for federal income tax purposes at December 31, 2001 attributable to the Company and Kaiser
(in millions). The utilization of certain of these tax attributes is subject to limitations.

                                                                         THE COMPANY                 KAISER
                                                                   -----------------------  -----------------------
                                                                                 EXPIRING                EXPIRING
                                                                                 THROUGH                  THROUGH
                                                                                ----------              -----------
Regular Tax Attribute Carryforwards:
   Current year net operating loss...............................  $     63.5        2021   $      -             -
   Prior year net operating losses...............................       364.3        2020       60.3          2019
   General business tax credits..................................         0.1        2002        1.0          2011
   Foreign tax credits...........................................           -           -       93.6          2006
   Alternative minimum tax credits...............................         1.8   Indefinite      26.9    Indefinite

Alternative Minimum Tax Attribute Carryforwards:
   Current year net operating loss...............................  $     62.4        2021   $      -             -
   Prior year net operating losses...............................       372.0        2020        1.0          2011
   Foreign tax credits...........................................           -           -      105.0          2006

      The income tax credit (provision) related to other comprehensive income was $(1.3) million, $(0.1) million and $0.7 million for the years ended December
31, 2001, 2000 and 1999, respectively.

13.     EMPLOYEE BENEFIT AND INCENTIVE PLANS

      Pension and Other Postretirement Benefit Plans
      The Company has various retirement plans which cover essentially all employees. Most of the Company's employees are covered by defined benefit plans.
The benefits are determined under formulas based on the employee's years of service, age and compensation. The Company's funding policies meet or exceed all regulatory requirements.

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

      The following tables present the changes, status and assumptions of the
Company's pension and other postretirement benefit plans as of December 31, 2001 and 2000, respectively (in millions):

                                                                      PENSION BENEFITS      MEDICAL/LIFE BENEFITS
                                                                   -----------------------  -----------------------
                                                                               YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------------------
                                                                      2001         2000        2001        2000
                                                                   -----------  ----------  ----------  -----------
Change in benefit obligation: (1)
   Benefit obligation at beginning of year.......................  $    928.3   $   890.9   $   666.7   $    621.8
   Service cost..................................................        41.3        23.0        12.5          5.7
   Interest cost.................................................        68.0        67.4        49.4         45.5
   Plan participants' contributions..............................         2.0         1.7         1.2          1.1
   Actuarial (gain) loss.........................................        36.0        13.8       220.1         81.0
   Currency exchange rate change.................................        (1.4)       (3.4)          -            -
   Curtailments, settlements and amendments......................        (0.2)       33.7       (13.7)       (33.0)
   Benefits paid.................................................       (93.9)      (98.8)      (58.6)       (55.4)
                                                                   -----------  ----------  ----------  -----------
      Benefit obligation at end of year                                 980.1       928.3       877.6        666.7
                                                                   -----------  ----------  ----------  -----------

Change in plan assets: (1)
   Fair value of plan assets at beginning of year................       845.5       948.9           -            -
   Actual return on assets.......................................       (52.2)      (16.8)          -            -
   Employer contributions........................................        23.0        15.0        57.4         54.3
   Currency exchange rate change.................................        (1.1)       (2.8)          -            -
   Plan participants' contributions..............................           -           -         1.2          1.1
   Benefits paid.................................................       (93.9)      (98.8)      (58.6)       (55.4)
                                                                   -----------  ----------  ----------  -----------
   Fair value of plan assets at end of year......................       721.3       845.5           -            -
                                                                   -----------  ----------  ----------  -----------

   Benefit obligation in excess of plan assets(1)................       258.8        82.8       877.6        666.7
   Unrecognized actuarial gain (loss)............................      (127.7)       37.2      (239.0)       (19.2)
   Unrecognized prior service costs..............................       (40.6)      (46.0)       76.7         78.2
   Adjustment required to recognize minimum liability............       105.5         3.0           -            -
   Intangible asset and other....................................        40.3         1.8           -            -
                                                                   -----------  ----------  ----------  -----------
      Accrued benefit liability (1)..............................  $    236.3   $    78.8   $   715.3   $    725.7
                                                                   ===========  ==========  ==========  ===========

------------------------------------

(1)  The December 31, 2000, pension benefit amounts in the above table have been revised from previous disclosures to include the balances of Alumina
     Partners of Jamaica ("Alpart") and Kaiser Bauxite Company ("KBC") that were already fully reflected in the consolidated balance sheet as of December
     31, 2000.

      With respect to Kaiser's pension plans, the benefit obligation was $915.6 million and $871.4 million as of December 31, 2001 and 2000, respectively. The benefit obligation exceeded Kaiser's fair value of plan assets by $244.8 million and $80.3 million as of December 31, 2001 and 2000, respectively.

      The assets of the Company sponsored pension plans, like numerous other companies' plans, are, to a substantial degree, invested in the capital markets and managed by a third party. Given the performance of the stock market during
2001, the Company was required to reflect an additional minimum pension liability of
$65.1 million (net of income tax benefit of $38.0 million) in its 2001 financial statements as a result of a decline in the value of the assets held by Kaiser's pension plans. Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase in pension liability and an offsetting charge to stockholders' equity (net of income tax) through other comprehensive income
(rather than net income). Kaiser also anticipates that the decline in the value of the pension plans' assets will unfavorably impact pension costs reflected in its 2002 operating results. However, absent a decision by Kaiser to increase its contributions to the pension plans as a result of the 2001 asset performance, such asset performance is not expected to have a material impact on Kaiser's near-term liquidity as pension funding requirements generally allow for such impacts to be spread over multiple years. Increases in post-2002 pension funding requirements could occur, however, if capital market performance in future periods does not more closely approximate the long-term rate of return assumed by Kaiser, and the amount of such increases could be material.

      The postretirement medical/life benefit obligation attributable to
Kaiser's plans was $868.2 million and $658.2 million as of December 31, 2001 and
2000, respectively. The postretirement medical/life benefit liability recognized in the Company's Consolidated Balance Sheet attributable to Kaiser's plans was
$704.2 million and $714.9 million as of December 31, 2001 and 2000, respectively.

                                                            PENSION BENEFITS             MEDICAL/LIFE BENEFITS
                                                     ------------------------------  ------------------------------
                                                                        YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                       2001       2000      1999       2001      2000       1999
                                                     ---------  --------  ---------  --------- ---------  ---------
Components of net periodic benefit costs:(1)
   Service cost....................................  $   41.3   $  23.0   $   17.5   $   12.5  $    5.7   $    5.6
   Interest cost...................................      68.0      67.4       63.5       49.4      45.5       42.0
   Expected return on assets.......................     (75.3)    (84.8)     (76.3)         -         -          -
   Amortization of prior service costs.............       5.6       4.0        3.4      (15.1)    (12.9)     (12.1)
   Recognized net actuarial (gain) loss............      (1.0)     (2.5)       0.7       (0.1)     (0.3)      (0.2)
                                                     ---------  --------  ---------  --------- ---------  ---------
   Net periodic benefit costs......................      38.6       7.1        8.8       46.7      38.0       35.3
   Curtailments, settlements and other.............      (0.4)      0.1        0.4       (0.1)       -           -
                                                     ---------  --------  ---------  --------- ---------  ---------
      Adjusted net periodic benefit costs(2).......  $   38.2   $   7.2   $    9.2   $   46.6  $   38.0   $   35.3
                                                     =========  ========  =========  ========= =========  =========

------------------------------------

(1)  The December 31, 2000 net periodic benefit costs in the above table have been revised from previous disclosures to include the balances of Alpart and KBC that were fully reflected in the statement of consolidated income
     (loss) for the year ended December 31, 2000. The costs in the table for
     1999 were not revised because the amounts were not material.
(2)  Approximately $24.5 million of the $36.3 million adjusted net periodic benefit costs in 2001 and $6.1 million of the $5.3 million adjusted net periodic benefit costs in 2000 related to pension accruals that were provided in respect to headcount reductions resulting from the performance improvement program (see Note 1) and the Pacific Northwest power sales (see
     Note 4).

      The net periodic pension costs attributable to Kaiser's plans was $36.3 million, $5.3 million and $5.8 million for the years ended December 31, 2001,
2000 and 1999, respectively.

      Included in the net periodic postretirement medical/life benefit cost is
$45.7 million, $37.5 million and $34.6 million for the years ended December 31,
2001, 2000 and 1999, respectively, attributable to Kaiser's plans.

      The accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $920.6 million and $685.1 million, respectively, as of December 31, 2001, and $827.5 million and $783.2 million, respectively, as of December 31, 2000.

                                                                    PENSION BENEFITS        MEDICAL/LIFE BENEFITS
                                                                ------------------------  -------------------------
                                                                             YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------------------
                                                                 2001    2000     1999     2001     2000     1999
                                                                ------- -------  -------  -------  -------  -------
Weighted-average assumptions:
   Discount rate..............................................     7.3%    7.8%     7.8%     7.3%     7.8%     7.8%
   Expected return on plan assets.............................     9.5%    9.5%     9.5%       -        -        -
   Rate of compensation increase..............................     4.0%    4.0%     4.0%     4.0%     4.0%     4.0%

      In 2001, the average annual assumed rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) is 7.5% for all participants. The assumed rate of increase is assumed to decline gradually to
5.0% in 2006 for all participants and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates as of December 31, 2001 would have the following effects (in millions):

                                                                                   1-PERCENTAGE-     1-PERCENTAGE-
                                                                                   POINT INCREASE    POINT DECREASE
                                                                                  ----------------  ----------------
Effect on total of service and interest cost components.......................... $       7.0       $    (5.8)
Effect on the postretirement benefit obligations.................................        92.8           (65.3)

      The foregoing medical benefit liability and cost data does not reflect the fact that in February 2002, Kaiser notified its salaried retirees that, given the significant escalation in medical costs and the increased burden it was creating, Kaiser was going to require such retirees to fund a portion of their medical costs beginning May 1, 2002. The impact of such changes will be to reduce the estimated cash payments by Kaiser by approximately $10.0 million per year. The financial statement benefits of this change will, however, be reflected over the remaining employment period of Kaiser's employees in accordance with generally accepted accounting principles.

      Savings and Incentive Plans
      The Company has various defined contribution savings plans designed to enhance the existing retirement programs of participating employees. Kaiser has an unfunded incentive compensation program which provides incentive compensation based upon performance against annual plans and over rolling three-year periods.
Expenses incurred by the Company for all of these plans were $6.4 million, $7.7 million and $7.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

14.   MINORITY INTERESTS

      Minority interests are attributable to Kaiser as follows (in millions):

                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               2001        2000
                                                                                            ----------  -----------

   Kaiser common stock, par $.01..........................................................  $       -   $     31.7
   Minority interests attributable to Kaiser's subsidiaries...............................      118.5        101.1
                                                                                            ----------  -----------
                                                                                            $   118.5   $    132.8
                                                                                            ==========  ===========

      As a result of significant losses at Kaiser for the year ended December 31,
2001, minority interest in Kaiser was reduced to zero.  Accordingly, the Company was required to recognize 100% of Kaiser's losses from that point forward.

      KACC Redeemable Preference Stock
      In 1985, KACC issued its Cumulative (1985 Series A) Preference Stock and its Cumulative (1985 Series B) Preference Stock (together, the "REDEEMABLE
PREFERENCE STOCK") each of which has a par value of $1 per share and a liquidation and redemption value of $50 per share plus accrued dividends, if any. In connection with the USWA settlement agreement, during March 2001, KACC redeemed all of the remaining Redeemable Preference Stock (350,872 shares outstanding at December 31, 2000). The amount applicable to the unredeemed shares at December 31, 2000, of $17.5 million is included in other accrued liabilities. The net cash impact of the redemption on Kaiser was only approximately $5.6 million because approximately $12.0 million of the redemption amount had previously been funded into redemption funds (included in prepaid expenses and other current assets).

      Preference Stock
      KACC has four series of $100 par value Cumulative Convertible Preference
Stock ("$100 PREFERENCE STOCK") outstanding with annual dividend requirements of between 4 1/8% and 4 3/4%. KACC has the option to redeem the $100 Preference
Stock at par value plus accrued dividends. KACC does not intend to issue any additional shares of the $100 Preference Stock. The $100 Preference Stock can be
exchanged for per share cash amounts between $69 to $80. KACC records the $100
Preference Stock at their exchange amounts for financial statement presentation and the Company includes such amounts in minority interests. At December 31,
2001 and 2000, outstanding shares of $100 Preference Stock were 8,969 and 9,250, respectively. In accordance with the Code and DIP Facility, KACC is not permitted to repurchase any of its stock. Further, as a part of a plan of reorganization, it is possible that the interests of the holders of the $100
Preference Stock could be diluted or cancelled.

      Kaiser Common Stock Incentive Plans
      Kaiser has a total of 8,000,000 shares of Kaiser common stock reserved for issuance under its incentive compensation programs. At December 31, 2001,
3,573,728 shares were available for issuance under these plans. Pursuant to
Kaiser's nonqualified stock option program, stock options are granted at or above the prevailing market price, generally vest at the rate of 20% to 33% per year and have a five or ten year term. Information relating to nonqualified stock options is shown below. The prices shown in the table below are the weighted average price per share for the respective number of underlying shares.

                                           2001                        2000                        1999
                                --------------------------  --------------------------- ---------------------------
                                   SHARES        PRICE         SHARES        PRICE         SHARES        PRICE
                                ------------  ------------  ------------  ------------- ------------- -------------
Outstanding at beginning of
   year.......................    4,375,947   $     10.24     4,239,210   $      10.24     3,049,122  $       9.98
Granted.......................      874,280          2.89       757,335          10.23     1,218,068         11.15
Exercised.....................            -                           -                       (7,920)         7.25
Expired or forfeited..........   (3,689,520)        10.39      (620,598)         11.08       (20,060)        11.02
                                ------------                ------------                -------------
Outstanding at end of year....    1,560,707          8.37     4,375,947          10.24     4,239,210         10.24
                                ============                ============                =============

Exercisable at end of year....      695,183   $      9.09     2,380,491   $      10.18     1,763,852  $      10.17
                                ============                ============                =============

      Options exercisable at December 31, 2001, had exercise prices ranging from
$1.72 to $12.75 and a weighted average remaining contractual life of 2.7 years.

      During 2001, Kaiser completed an exchange with certain employees who held stock options to purchase Kaiser's common stock whereby a total of approximately
3,617,000 options were exchanged (on a fair value basis) for approximately
1,086,000 restricted shares of Kaiser's common stock. The fair value of the restricted shares issued is being amortized to expense over the three-year period during which the restrictions lapse. In March 2002, approximately 155,000 restricted shares, all of which had not been vested, were voluntarily forfeited by certain employees.

      As a part of the Cases, it is possible that the interests of the holders of outstanding options for Kaiser common stock could be diluted or cancelled.

15.   STOCKHOLDERS' EQUITY (DEFICIT)

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

      Stock Option and Restricted Stock Plans
      In 1994, the Company adopted the MAXXAM 1994 Omnibus Employee Incentive
Plan (the "1994 OMNIBUS PLAN"). Up to 1,000,000 shares of common stock and
1,000,000 shares of Class A Preferred Stock were reserved for awards or for payment of rights granted under the 1994 Omnibus Plan of which 23,092 and
910,000 shares, respectively, were available to be awarded at December 31, 2001.
The 1994 Omnibus Plan replaced the Company's 1984 Phantom Share Plan (the "1984
PLAN") which expired in June 1994, although previous grants thereunder remain outstanding. The options (or rights, as applicable) granted in 1999, 2000 and
2001 generally vest at the rate of 20% per year commencing one year from the date of grant. The following table summarizes the options or rights outstanding and exercisable relating to the 1984 Plan and the 1994 Omnibus Plan. The prices shown are the weighted average price per share for the respective number of underlying shares.

                                           2001                        2000                        1999
                                --------------------------  --------------------------- ---------------------------
                                   SHARES         PRICE        SHARES         PRICE        SHARES         PRICE
                                ------------  ------------  ------------  ------------- ------------- -------------
Outstanding at beginning of
   year.......................      601,200   $     34.96       401,400   $      44.36       302,000  $      41.88
Granted.......................      233,600         18.09       199,800          16.08       107,500         51.12
Exercised.....................            -             -             -              -        (6,600)        38.31
Expired or forfeited..........      (34,700)        33.02             -              -        (1,500)        56.00
                                ------------                ------------                -------------
Outstanding at end of year....      800,100         30.12       601,200          34.96       401,400         44.36
                                ============                ============                =============

Exercisable at end of year....      312,120   $     39.32       225,500   $      41.09       160,400  $      38.42
                                ============                ============                =============

      The following table summarizes information about stock options outstanding as of December 31, 2001:

                                                       WEIGHTED AVERAGE
        RANGE OF                                          REMAINING                    WEIGHTED AVERAGE              OPTIONS
    EXERCISE PRICES               SHARES               CONTRACTUAL LIFE                 EXERCISE PRICE             EXERCISABLE
------------------------     -----------------    --------------------------       -------------------------     ----------------
    $15.90 - $19.55                   419,800               9.5 years                   $         17.19                   37,240
         $28.00                         6,000               0.9 years                             28.00                    6,000
    $30.38 - $45.50                   213,800               5.2 years                             39.18                  167,080
    $46.80 - $56.00                   160,500               6.1 years                             51.95                  101,800
                             -----------------                                                                   ----------------
                                      800,100               7.6 years                             30.12                  312,120
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

      Concurrent with the adoption of the 1994 Omnibus Plan, the Company adopted the MAXXAM 1994 Non-Employee Director Plan (the "1994 DIRECTOR PLAN"). Up to
35,000 shares of common stock are reserved for awards under the 1994 Director
Plan. Options were granted to non-employee directors to purchase 2,400 shares of common stock in 2001, 2,300 shares in 2000, and 1,800 shares in 1999. The weighted average exercise prices of these options are $17.02, $26.19 and $62.00 per share, respectively, based on the quoted market price at the date of grant.
The options vest at the rate of 25% per year commencing one year from the date of grant. At December 31, 2001, options for 13,400 shares were outstanding,
7,925 of which were exercisable.

      Pro Forma Disclosures
      The Company applies the "intrinsic value" method described by Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and
related interpretations to account for stock and stock-based compensation awards. In accordance with SFAS No. 123, "Accounting for Stock-Based
Compensation," the Company calculated compensation expense for all stock options granted using the "fair value" method. Under this alternative accounting method, net income and net income per share would have been as follows (in millions, except share information):

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2001        2000        1999
                                                                                ----------  ----------  -----------
Income (loss) before extraordinary items......................................  $  (465.1)  $    21.6   $     69.1
Net income (loss).............................................................     (461.5)       25.5         69.1

Earnings (loss) per share before extraordinary items:
   Basic......................................................................     (70.66)       2.86         8.99
   Diluted....................................................................     (70.66)       2.85         8.91

Net income (loss) per share:
   Basic......................................................................     (70.11)       3.37         8.99
   Diluted....................................................................     (70.11)       3.37         8.91

      The average fair values of the options granted were $8.69 in 2001, $7.40 in 2000, and $24.15 in 1999. The Company estimated the fair value of each option at the grant date using a Black-Scholes option pricing model and the following assumptions:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2001        2000        1999
                                                                                ----------  ----------  -----------
Divided yield.................................................................          -           -            -
Expected volatility...........................................................       0.39        0.36         0.35
Risk-free interest rate.......................................................      4.99%       5.11%        5.72%
Expected life (years).........................................................       6.59        6.59         6.59

      Shares Reserved for Issuance
      At December 31, 2001, the Company had 2,446,582 common shares and
1,000,000 Class A Preferred shares reserved for future issuances in connection with various options, convertible securities and other rights as described in this Note.

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

      Voting Control
      As of December 31, 2001, Federated Development Inc., a wholly owned subsidiary of Federated Development Company ("FEDERATED"), and Mr. Charles E.
Hurwitz beneficially owned (exclusive of securities acquirable upon exercise of stock options) an aggregate of 99.2% of the Company's Class A Preferred Stock and 44.9% of the Company's common stock (resulting in combined voting control of approximately 73.8% of the Company). Mr. Hurwitz is the Chairman of the Board
and Chief Executive Officer of the Company and Chairman and Chief Executive
Officer of Federated. Federated is wholly owned by Mr. Hurwitz, members of his immediate family and trusts for the benefit thereof.

16.   Commitments and Contingencies

      Commitments
      Minimum rental commitments under operating leases at December 31, 2001 are as follows: years ending December 31, 2002 - $42.6 million; 2003 - $37.9 million; 2004 - $33.7 million; 2005 - $29.8 million; 2006 - 29.1 million;
thereafter - $46.4 million. Rental expense for operating leases was $46.9 million, $48.6 million and $47.3 million for the years ended December 31, 2001,
2000 and 1999, respectively. The future minimum rentals receivable under subleases at December 31, 2001 were $104.5 million. Minimum rental commitments attributable to Kaiser's operating leases were $197.8 million as of December
31, 2001. Pursuant to the Code, the Debtors may elect to reject or assume unexpired pre-petition leases. At this time, no decisions have been made as to which significant leases will be accepted or rejected.

      The Lake Pointe Plaza building is leased to tenants under operating leases. Building lease terms are for 20 years. Minimum rentals on operating leases are contractually due as follows: 2002 - $11.3 million; 2003 - $11.3 million; 2004 - $10.2 million; 2005 - $9.7 million; 2006 - $10.2 million;
thereafter - $155.8 million.

      Kaiser has a variety of financial commitments, including purchase agreements, tolling arrangements, forward foreign exchange and forward sales contracts (see Note 17), letters of credit, and guarantees. Such purchase agreements and tolling arrangements include long-term agreements for the purchase and tolling of bauxite into alumina in Australia by QAL. These obligations are scheduled to expire in 2008. Under the agreements, Kaiser is unconditionally obligated to pay its proportional share of debt, operating costs, and certain other costs of QAL. Kaiser's share of the aggregate minimum amount of required future principal payments at December 31, 2001, is $79.4 million which matures as follows: $30.4 million in 2002, $32.0 million in 2003 and $17.0 million in 2006. Kaiser's share of payments, including operating costs and certain other expenses under the agreements, has ranged between $92.0 million - $103.0 million over the past three years. Kaiser also has agreements to supply alumina to and to purchase aluminum from Anglesey.

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

   Aluminum Operations

      Kaiser's contingencies are discussed below. As discussed in Note 1, the
Company believes additional losses related to its investment in Kaiser are not probable. Accordingly, the ultimate resolution of the Kaiser contingencies discussed below are not expected to impact the Company's financial results.

      Impact of Reorganization Proceedings
      During the pendency of the Cases, substantially all pending litigation, except certain environmental claims and litigation, against the Debtors is stayed. Generally, claims arising from actions or omissions prior to the Filing
Date will be settled in connection with the plan of reorganization.

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

      Based on Kaiser's evaluation of these and other environmental matters,
Kaiser has established environmental accruals primarily related to potential solid waste disposal and soil and groundwater remediation matters. During 2001,
Kaiser's ongoing assessment process resulted in Kaiser recording charges of
$13.5 million (included in investment, interest and other income (expense), net;
see Note 2) to increase its environmental accrual. Additionally, Kaiser's environmental accruals were increased during 2001 by approximately $6.0 million in connection with the purchase of certain property. The following table presents the changes in such accruals, which are primarily included in other noncurrent liabilities (in millions):

                                                    YEARS ENDED DECEMBER 31,
                                               -----------------------------------
                                                  2001        2000        1999
                                               ----------  ----------  -----------
Balance at beginning of year.................. $    46.1   $    48.9   $     50.7
Additional accruals...........................      23.1         2.6          1.6
Less expenditures.............................      (8.0)       (5.4)        (3.4)
                                               ----------  ----------  -----------
Balance at end of year........................ $    61.2   $    46.1   $     48.9
                                               ==========  ==========  ===========

      These environmental accruals represent Kaiser's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and Kaiser's assessment of the likely remediation actions to be taken. Kaiser expects that these remediation actions will be taken over the next several years and estimates that annual expenditures to be charged to these environmental accruals will be approximately $1.3 million to $12.2 million for the years 2002 through
2006 and an aggregate of approximately $24.8 million thereafter.

      As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established or alternative technologies are developed, changes in these and other factors may result in actual costs exceeding the current environmental accruals. Kaiser believes that it is reasonably possible that costs associated with these environmental matters may exceed current accruals by amounts that could range, in the aggregate, up to an estimated $27.0 million. As the resolution of these matters is subject to further regulatory review and approval, no specific assurance can be given as to when the factors upon which a substantial portion of this estimate is based can be expected to be resolved. However, Kaiser is working to resolve certain of these matters.

      Kaiser believes that it has insurance coverage available to recover certain incurred and future environmental costs and is pursuing claims in this regard. However, no amounts have been accrued in the financial statements with respect to such potential recoveries.

      While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, Kaiser's management believes that the resolution of such uncertainties should not have a material adverse effect on
Kaiser's consolidated financial position, results of operations, or liquidity.

      Asbestos Contingencies
      Kaiser has been one of many defendants in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with Kaiser or exposure to products containing asbestos produced or sold by Kaiser. The lawsuits generally relate to products Kaiser has not sold for more than 20 years.

      The following table presents the changes in number of such claims pending for the years ended December 31, 2001, 2000, and 1999.

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2001        2000        1999
                                                                                ----------  ----------  -----------
Number of claims at beginning of year.........................................    110,800     100,000       86,400
Claims received...............................................................     34,000      30,600       29,300
Claims settled or dismissed...................................................    (32,000)    (19,800)     (15,700)
                                                                                ----------  ----------  -----------
Number of claims at end of year...............................................    112,800     110,800       100,000
                                                                                ==========  ==========  ===========
Number of claims at end of period (included above) covered by agreements under
   which Kaiser expects to settle over an extended period.....................     49,700      66,900       31,900
                                                                                ==========  ==========  ===========

      Due to the Cases, holders of asbestos claims are stayed from continuing to prosecute pending litigation and from commencing new lawsuits against the
Debtors. However, during the pendency of the Cases, Kaiser expects additional asbestos claims will be filed as part of the claims process. A separate creditors' committee representing the interests of the asbestos claimants has been appointed. The Debtors' obligations with respect to present and future asbestos claims will be resolved pursuant to a plan of reorganization.

      Kaiser maintains a liability for estimated asbestos-related costs for claims filed to date and an estimate of claims to be filed over a 10 year period
(i.e., through 2011). Kaiser's estimate is based on its view, at each balance sheet date, of the current and anticipated number of asbestos-related claims, the timing and amounts of asbestos-related payments, the status of ongoing litigation and settlement initiatives, and the advice of Wharton Levin
Ehrmantraut Klein & Nash, P.A., with respect to the current state of the law related to asbestos claims. However, there are inherent uncertainties involved in estimating asbestos-related costs, and Kaiser's actual costs could exceed its estimates due to changes in facts and circumstances after the date of each estimate. Further, while Kaiser does not believe there is a reasonable basis for estimating asbestos-related costs beyond 2011 and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2011, Kaiser expects that the plan of reorganization process may require an estimation of Kaiser's entire asbestos-related liability, which may go beyond 2011, and that such costs could be substantial.

      Kaiser believes that it has insurance coverage available to recover a substantial portion of its asbestos-related costs. Although Kaiser has settled asbestos-related coverage matters with certain of its insurance carriers, other carriers have not yet agreed to settlements, and disputes with certain carriers exist. The timing and amount of future recoveries from these and other insurance carriers will depend on the pendency of the Cases and on the resolution of any disputes regarding coverage under the applicable insurance policies. Kaiser believes that substantial recoveries from the insurance carriers are probable and additional amounts may be recoverable in the future if additional claims are added. Kaiser reached this conclusion after considering its prior insurance-related recoveries in respect of asbestos-related claims, existing insurance policies, and the advice of Heller Ehrman White & McAuliffe LLP with respect to applicable insurance coverage law relating to the terms and conditions of those policies. During 2000, Kaiser filed suit against a group of its insurers, after negotiations with certain of the insurers regarding an agreement covering both reimbursement amounts and the timing of reimbursement payments were unsuccessful. During October 2001, the court ruled favorably on a number of issues, and during February 2002, an intermediate appellate court also ruled favorably on an issue involving coverage. The rulings did not result in any changes to Kaiser's estimates of its current or future asbestos-related insurance recoveries. Other courts may hear additional issues from time to time.
Moreover, Kaiser expects to amend its lawsuit during the second quarter of 2002 to add additional insurers who may have responsibility to respond for asbestos-related costs. Given the expected significance of probable future asbestos-related payments, the receipt of timely and appropriate payments from such insurers is critical to a successful plan of reorganization and Kaiser's long-term liquidity.

      The following tables present the historical information regarding Kaiser's asbestos-related balances and cash flows (in millions).

                                                                                                December 31,
                                                                                         --------------------------
                                                                                            2001           2000
                                                                                         -----------   ------------
Liability (current portion of $130.0 in both years)......................................$    621.3    $     492.4
Receivable (included in long-term receivables and other assets)(1).......................    (501.2)        (406.3)
                                                                                         -----------   ------------

                                                                                         $    120.1    $      86.1
                                                                                         ===========   ============
----------------

(1)   The asbestos-related receivable was determined on the same basis as the asbestos-related cost accrual. However, no assurances can be given that
      Kaiser will be able to project similar recovery percentages for future asbestos-related claims or that the amounts related to future asbestos-related claims will not exceed Kaiser's aggregate insurance coverage. As of December 31, 2001, and December 31, 2000, $33.0 million and $36.9 million, respectively, of the receivable amounts relate to costs paid by Kaiser. The remaining receivable amounts relate to costs that are expected to be paid by Kaiser in the future.

                                                                     YEAR ENDED DECEMBER 31,
                                                              ------------------------------------     INCEPTION
                                                                 2001        2000         1999          TO DATE
                                                              ----------  ----------  ------------  ---------------
Payments made, including related legal costs...............   $   118.1   $    99.5   $      24.6   $        338.6
Insurance recoveries.......................................       (90.3)      (62.8)         (6.6)          (221.6)
                                                              ----------  ----------  ------------  ---------------
                                                              $    27.8   $    36.7   $      18.0   $        117.0
                                                              ==========  ==========  ============  ===============

      During the pendency of the Cases, all asbestos litigation is stayed. As a result, Kaiser does not expect to make any asbestos payments in the near term.
Despite the Cases, Kaiser continues to pursue insurance collections in respect of asbestos-related amounts paid prior to the Filing Date.

      Kaiser's management continues to monitor claims activity, the status of lawsuits (including settlement initiatives), legislative developments, and costs incurred in order to ascertain whether an adjustment to the existing accruals should be made to the extent that historical experience may differ significantly from Kaiser's underlying assumptions. This process resulted in Kaiser recording charges of $57.2 million, $43.0 million, and $53.2 million (included in investment, interest and other income (expense), see Note 2) in the years ended
December 31, 2001, 2000, and 1999, respectively, for asbestos-related claims, net of expected insurance recoveries, based on recent cost and other trends experienced by Kaiser and other companies. Additional asbestos-related claims are likely to be filed against Kaiser as a part of the Chapter 11 process.
Kaiser's management cannot reasonably predict the ultimate number of such claims or the amount of the associated liability. However, it is likely that such amounts could exceed, perhaps significantly, the liability amount reflected in
Kaiser's consolidated financial statements, which (as previously stated) is only reflective of an estimate of claims over the next ten-year period. Kaiser's obligations in respect of the currently pending and future asbestos-related claims will ultimately be determined (and resolved) as a part of the overall
Chapter 11 proceedings. It is anticipated that resolution of these matters will be a lengthy process. Kaiser's management will continue to periodically reassess its asbestos-related liabilities and estimated insurance recoveries as the Cases proceed. However, absent unanticipated developments such as asbestos-related legislation, material developments in other asbestos-related proceedings or in
Kaiser's Chapter 11 proceedings, it is not anticipated that Kaiser will have sufficient information to reevaluate its asbestos-related obligations and estimated insurance recoveries until much later in the Cases. Any adjustments ultimately deemed to be required as a result of the reevaluation of Kaiser's asbestos-related liabilities or estimated insurance recoveries could have a material impact on Kaiser's future financial statements.

      Labor Matters
      In connection with the USWA strike and subsequent lock-out by Kaiser, which was settled in September 2000, certain allegations of ULPs were filed with the National Labor Relations Board ("NLRB") by the USWA. Kaiser responded to all such allegations and believes that they were without merit. Twenty-two of twenty-four allegations of ULPs previously brought against Kaiser by the USWA have been dismissed. A trial before an administrative law judge for the two remaining allegations concluded in September 2001. A decision is not expected until sometime after the first quarter of 2002. Any outcome from the trial before the administrative law judge would be subject to additional appeals by the general counsel of the NLRB, the USWA or Kaiser. This process could take months or years. This matter is currently not stayed by the Cases. Kaiser continues to believe that the charges are without merit. While uncertainties are inherent in matters such as this and it is presently impossible to determine the remedy, if any, that may ultimately arise in connection with this matter, Kaiser does not believe that the outcome of this matter will have a material adverse impact on Kaiser's liquidity or financial position. However, no assurances can be given in this regard. Amounts due, if any, in satisfaction of this matter could be significant to the results of the period in which they are recorded. If these proceedings eventually resulted in a final ruling against Kaiser with respect to either allegation, it could be liable for back pay to USWA members at the five plants and such amount could be significant. Any liability ultimately determined to exist in this matter will be dealt with in the overall context of the Debtors' plan of reorganization.

      Forest Products Operations

      Regulatory and environmental matters play a significant role in the
Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and the SYP, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality.

       The SYP complies with regulations of the California Board of Forestry and
Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years (subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the California Department of Forestry and Fire Protection
(the"CDF"). Revised SYPs will be prepared every decade that address the harvest level based upon reassessment of changes in the resource base and other factors.
The HCP and incidental take permits related to the HCP (the "PERMITS") allow incidental "take" of certain species located on the Company's timberlands which species have been listed as endangered or threatened under the federal
Endangered Species Act (the "ESA") and/or the California Endangered Species Act
(the"CESA") so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable.
The SYP is also subject to certain of these provisions. The HCP and related
Permits have a term of 50 years.

      Under the federal Clean Water Act (the "CWA"), the Environmental
Protection Agency (the "EPA") is required to establish total maximum daily load limits (the "TMDLS") in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control
Board (the "NORTH COAST WATER BOARD") are in the process of establishing TMDLs for 17 northern California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In December 1999, the EPA issued a report dealing with TMDLs on two of the nine water courses. The agency indicated
that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. However, the
September 2000 report by the staff of the North Coast Water Board proposed various actions, including restrictions on harvesting beyond those required under the HCP. Establishment of the final TMDL requirements applicable to the
Company's timberlands will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies had until recently failed to approve THPs in a timely manner. The rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements have been experienced thus far in 2002. However, it continues to be below levels which meet the Company's expectations. Nevertheless, the Company anticipates that once the Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs, or carrying out certain other operations. On January 28, 1997, an action was filed against Pacific Lumber entitled Ecological Rights Foundation,
Mateel Environmental v. Pacific Lumber (the "ERF LAWSUIT"). This action alleges that Pacific Lumber has discharged pollutants into federal waterways, and seeks to enjoin these activities, remediation, civil penalties of up to $25,000 per day for each violation, and other damages. This case was dismissed by the
District Court on August 19, 1999, but the dismissal was reversed by the U.S.
Ninth Circuit Court of Appeals on October 30, 2000, and the case was remanded to the District Court. On September 26, 2001, the plaintiffs sent Pacific Lumber a
60 day notice alleging that Pacific Lumber continues to violate the CWA by discharging pollutants into certain waterways. Pacific Lumber has taken certain remedial actions since its receipt of the notice.

      On December 2, 1997, an action entitled Kristi Wrigley, et al. v. Charles
Hurwitz, John Campbell, Pacific Lumber, MAXXAM Inc., Scotia Pacific Company LLC,
et al. (the "WRIGLEY LAWSUIT") was filed. This action alleges, among other things, that the defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the Elk River watershed. The Company believes that it has strong factual and legal defenses with respect to the Wrigley lawsuit and ERF lawsuit; however, there can be no assurance that they will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

      On March 31, 1999, an action entitled Environmental Protection Information
Center, Sierra Club v. California Department of Forestry and Fire Protection,
California Department of Fish and Game, The Pacific Lumber Company, Scotia
Pacific Company LLC, Salmon Creek Corporation, et al. (the"EPIC-SYP/PERMITS
LAWSUIT") was filed alleging, among other things, various violations of the CESA and the California Environmental Quality Act, and challenging, among other things, the validity and legality of the SYP and the Permits issued by
California. August 5, 2002, has been set as the trial date. On March 31, 1999, an action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald
Kegley v. California Department of Forestry and Fire Protection, The Pacific
Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation
(the"USWA LAWSUIT") was filed also challenging the validity and legality of the
SYP. June 10, 2002, has been set as the trial date. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the Company is working with the relevant government agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber.

      On July 24, 2001, an action entitled Environmental Protection Information
Association v. Pacific Lumber, Scotia Pacific Company LLC (the "BEAR CREEK
LAWSUIT") was filed. The lawsuit alleges that Pacific Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the
CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities in the Bear
Creek watershed, and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,000 per day for the defendant's alleged continued violation of the CWA. The Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company believes that it has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse effect on its consolidated financial condition or results of operations.

      While the Company expects environmentally focused objections and lawsuits to continue, it believes that the HCP, the SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

      OTS Contingency and Related Matters
      On December 26, 1995, the United States Department of Treasury's Office of
Thrift Supervision ("OTS") initiated the OTS action against the Company and others by filing the Notice. The Notice alleged, among other things, misconduct by (the "RESPONDENTS") with respect to the failure of United Savings Association of Texas ("USAT"), a wholly owned subsidiary of United Financial Group ("UFG").
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

      On August 2, 1995, the Federal Deposit Insurance Corporation ("FDIC")
filed the Federal Deposit Insurance Corporation, as manager of the FSLIC
Resolution Fund v. Charles E. Hurwitz (the "FDIC ACTION"). The original complaint was against Mr. Hurwitz and alleged damages in excess of $250.0 million based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. The original complaint further alleged, among other things, that Mr. Hurwitz was obligated to ensure that UFG, Federated and the Company maintained the net worth of USAT. In January
1997, the FDIC filed an amended complaint which seeks, conditioned upon the OTS prevailing in its administrative proceeding, unspecified damages from Mr.
Hurwitz relating to amounts the OTS does not collect from the Company and
Federated with respect to their alleged obligations to maintain USAT's net worth. The FDIC may not pursue its claims under the FDIC action if the OTS
Director accepts the judge's recommended decision.

      On May 31, 2000, the Company, Federated and Mr. Hurwitz filed a counterclaim to the FDIC action (the "FDIC COUNTERCLAIM"). The FDIC Counterclaim states that the FDIC illegally paid the OTS to bring claims against the Company,
Federated and Mr. Hurwitz. The Company, Federated and Mr. Hurwitz are asking that the FDIC be ordered to not make any further payments to the OTS to fund the administrative proceedings described above, and seek reimbursement of attorneys'
fees and damages from the FDIC. As of December 31, 2001, such fees were in excess of $35.0 million. The Company, Federated and Mr. Hurwitz intend to pursue this claim vigorously.

      On January 16, 2001, an action was filed against the Company, Federated and certain of the Company's directors entitled Alan Russell Kahn v. Federated
Development Co., MAXXAM Inc., et. al., (the "KAHN LAWSUIT") was filed. The plaintiff purports to bring this action as a stockholder of the Company derivatively on behalf of the Company. The lawsuit concerns the FDIC and OTS actions, and the Company's advancement of fees and expenses on behalf of
Federated and certain of the Company's directors in connection with these actions. It alleges that the defendants have breached their fiduciary duties to the Company, and have wasted corporate assets, by allowing the Company to bear all of the costs and expenses of Federated and certain of the Company's directors related to the FDIC and OTS actions. The plaintiff seeks to require
Federated and certain of the Company's directors to reimburse the Company for all costs and expenses incurred by the Company in connection with the FDIC and
OTS actions, and to enjoin the Company from advancing to Federated or certain of the Company's directors any further funds for costs or expenses associated with these actions. The parties to the Kahn lawsuit have agreed to an indefinite extension of the defendants' obligations to respond to the plaintiffs' claims.

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

17.   DERIVATIVE FINANCIAL INSTRUMENTS AND RELATED HEDGING PROGRAMS

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

      Because the agreements underlying Kaiser's hedging positions provided that the counterparties to the hedging contracts could liquidate Kaiser's hedging positions if Kaiser filed for reorganization, Kaiser chose to liquidate these positions in advance of the Filing Date. Proceeds from the liquidation totaled approximately $42.2 million. Gains or losses associated with these liquidated positions have been deferred and are being recognized over the original hedging periods as the underlying purchases/sales are still expected to occur. The amount of gains/losses deferred are as follows: gains of $30.2 million for aluminum contracts, losses of $5.0 million for Australian dollars and $1.9 million for energy contracts. The following table summarizes Kaiser's derivative hedging positions at December 31, 2001:

                                                                       CARRYING/
                                                                        MARKET
                    COMMODITY                           PERIOD           VALUE
-------------------------------------------------   ---------------  -------------

Aluminum -
   Option contracts and swaps....................        2002        $       40.8
   Option contracts..............................        2003                11.9
Australian dollars - option contracts............    2002 to 2005             4.0
Energy -
   Natural gas - option contracts and swaps......    1/02 to 3/02            (1.2)
   Fuel oil - swaps..............................    1/02 to 3/02             0.7

      During the first quarter of 2001, Kaiser recorded a mark-to-market benefit of $6.8 million (included in investment, interest and other income (expense))
related to the application of SFAS No. 133. However, starting in the second quarter of 2001, the income statement impact of mark-to-market changes was essentially eliminated as unrealized gains or losses resulting from changes in the value of these hedges began being recorded in other comprehensive income
(see Note 1) based on changes in SFAS No. 133 enacted in April 2001.

      During late 1999 and early 2000, Kaiser entered into certain aluminum contracts with a counterparty. While Kaiser believed that the transactions were consistent with its stated hedging objectives, these positions did not qualify for treatment as a "hedge" under accounting guidelines. Accordingly, the positions were marked-to-market each period. A recap of mark-to-market pre-tax gains (losses) for these positions, together with the amount discussed in the paragraph above, is provided in Note 2. During the fourth quarter of 2001,
Kaiser liquidated all of the remaining positions. This resulted in the recognition of approximately $3.3 million of additional mark-to-market income during 2001.

      As of December 31, 2001, Kaiser had sold forward substantially all of the alumina available to it in excess of its projected internal smelting requirements for 2002 and 2003, respectively, at prices indexed to future prices of primary aluminum.

      Kaiser anticipates that, subject to the approval of the Court and prevailing economic conditions, it may reinstitute an active hedging program to protect the interests of its constituents. However, no assurance can be given as to when or if the appropriate Court approval will be obtained or when or if such hedging activities will restart.

18.   SUBSEQUENT EVENT

      Subsequent to December 31, 2001, Kaiser paid an aggregate of $10.0 million into two separate trusts funds in respect of (i) potential liability obligations of directors and officers and (ii) certain obligations relating to management compensation agreements. These payments will result in an approximate $5.0 million increase in other assets and an approximate $5.0 million charge to selling, administrative, research and development, and general expenses in 2002.

19.   SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2001        2000        1999
                                                                                ----------  ----------  -----------
                                                                                           (In millions)
                                                                                            -----------
Supplemental information on non-cash investing and financing activities:
   Repurchases of debt using restricted cash and marketable securities........  $       -   $    52.4   $        -
   Purchases of marketable securities and other investments using restricted
      cash                                                                              -         0.4         15.9

Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest.................................  $   186.9   $   183.5   $    189.9
   Income taxes paid, net.....................................................       52.2        19.6         27.0

20.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Summary quarterly financial information for the years ended December 31,
2001 and 2000 is as follows (in millions, except share information):

                                                                           THREE MONTHS ENDED
                                                     --------------------------------------------------------------
                                                        MARCH 31         JUNE 30      SEPTEMBER 30     DECEMBER 31
                                                     --------------  --------------  --------------  --------------
2001:
   Net sales.......................................  $       544.4   $       516.2   $       504.1   $       453.5
   Operating income (loss).........................          209.3           (30.2)          (34.3)          (99.4)
   Income (loss) before extraordinary items........           63.4           (44.4)           29.4          (508.0)
   Extraordinary items, net........................            1.9             1.7               -               -
   Net income (loss)...............................           65.3           (42.7)           29.4          (508.0)
   Basic earnings (loss) per common share:
      Income (loss) before extraordinary items.....  $        8.56   $       (6.80)  $        4.09   $      (77.83)
      Extraordinary items, net.....................           0.25            0.27               -               -
                                                     --------------  --------------  --------------  --------------
      Net income (loss)............................  $        8.81   $       (6.53)  $        4.09   $      (77.83)
                                                     ==============  ==============  ==============  ==============
   Diluted earnings (loss) per common and common
      equivalent share:
      Income (loss) before extraordinary items.....  $        8.56   $       (6.80)  $        4.08   $      (77.83)
      Extraordinary items, net.....................           0.25            0.27               -               -
                                                     --------------  --------------  --------------  --------------
      Net income (loss)............................  $        8.81   $       (6.53)  $        4.08   $      (77.83)
                                                     ==============  ==============  ==============  ==============
2000:
   Net sales.......................................  $       637.6   $       627.1   $       618.3   $       565.0
   Operating income................................           38.5            60.6             1.4            30.1
   Income (loss) before extraordinary items........            3.5            10.3           (17.3)           33.5
   Extraordinary items, net........................            1.4               -             0.6             1.9
   Net income (loss)...............................            4.9            10.3           (16.7)           35.4
   Basic earnings (loss) per common share:
      Income (loss) before extraordinary items.....  $        0.44   $        1.36   $       (2.54)  $        4.51
      Extraordinary items, net.....................           0.18               -            0.07            0.27
                                                     --------------  --------------  --------------  --------------
      Net income (loss)............................  $        0.62   $        1.36   $       (2.47)  $        4.78
                                                     ==============  ==============  ==============  ==============
   Diluted earnings (loss) per common and common
      equivalent share:
      Income (loss) before extraordinary items.....  $        0.44   $        1.36   $       (2.54)  $        4.51
      Extraordinary items, net.....................           0.18               -            0.07            0.27
                                                     --------------  --------------  --------------  --------------
      Net income (loss)............................  $        0.62   $        1.36   $       (2.47)  $        4.78
                                                     ==============  ==============  ==============  ==============

---------------------

(1)   Basic earnings per share for 2000 have been restated to reflect the dilutive effect of participating convertible preferred securities. See
      Note 1 to the Consolidated Financial Statements.

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

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   INDEX TO FINANCIAL STATEMENTS

      1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

           Report of Independent Public Accountants
           Consolidated Balance Sheet at December 31, 2001 and 2000
           Consolidated Statement of Operations for the Years Ended December 31, 2001,
                2000 and 1999
           Consolidated Statement of Stockholders' Equity for the Years Ended
                December 31, 2001, 2000 and 1999
           Consolidated Statement of Cash Flows for the Years Ended December 31, 2001,
                2000 and 1999
           Notes to Consolidated Financial Statements

      2.   FINANCIAL STATEMENT SCHEDULES:

           Schedule I - Condensed Financial Information of Registrant at December 31, 2001
              and 2000 and for the Years Ended December 31, 2001, 2000 and 1999

           All other schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes
              thereto.

(B)   REPORTS ON FORM 8-K

      On January 15, 2002, the Company filed a current report on Form 8-K (under
Item 5) dated January 15, 2002, related to the discussions of its subsidiary,
Kaiser Aluminum Corporation, regarding its near-term debt maturities.

      On January 31, 2002, the Company filed a current report on Form 8-K (under
Item 5) dated January 29, 2002 related to its deferral and that of its subsidiary, Kaiser Aluminum Corporation, of the release of the 2001 fourth quarter earnings.

      On February 12, 2002, the Company filed a current report on Form 8-K
(under Item 5) in connection with Kaiser filing a voluntary petition for reorganization under Chapter 11 of the United States Federal Code.

(C)   EXHIBITS

      Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 106), which index is incorporated herein by reference.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                   MAXXAM INC.

                         BALANCE SHEET (UNCONSOLIDATED)
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                                  DECEMBER 31,
                                                                                             -----------------------
                                                                                                2001        2000
                                                                                             ----------  -----------
ASSETS

Current assets:
   Cash and cash equivalents...............................................................  $    29.1   $     99.6
   Marketable securities and other investments.............................................       99.2         15.7
   Other current assets....................................................................       16.4         17.6
                                                                                             ----------  -----------
      Total current assets.................................................................      144.7        132.9
Deferred income taxes......................................................................       84.4         73.2
Investment in subsidiaries.................................................................       73.2        109.0
Investment in Kaiser.......................................................................          -         35.4
Other assets...............................................................................        1.9          2.3
                                                                                             ----------  -----------
                                                                                             $   304.2   $    352.8
                                                                                             ==========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and other accrued liabilities..........................................  $     9.3   $     11.0
   Short-term borrowings...................................................................          -         13.4
                                                                                             ----------  -----------
      Total current liabilities............................................................        9.3         24.4
Payables to subsidiaries, net of receivables and advances..................................      299.1        258.7
Losses recognized in excess of investment in Kaiser........................................      450.2            -
Other noncurrent liabilities...............................................................       21.2         20.6
                                                                                             ----------  -----------
      Total liabilities....................................................................      779.8        303.7
                                                                                             ----------  -----------

Stockholders' equity:
   Preferred stock, $0.5 par value; 12,500,000 shares authorized; Class A $0.05
      Non-Cumulative Participating Convertible Preferred Stock; 669,235 and
      669,355 shares issued, respectively..................................................        0.3          0.3
   Common stock, $0.50 par value; 28,000,000 shares authorized;
      10,063,359 shares issued.............................................................        5.0          5.0
   Additional capital......................................................................      225.3        225.3
   Accumulated deficit.....................................................................     (524.2)       (68.2)
   Accumulated other comprehensive loss....................................................      (66.3)        (0.5)
   Treasury stock, at cost (shares held: preferred - 845; common - 3,535,688 and
       3,315,008, respectively)............................................................     (115.7)      (112.8)
                                                                                             ----------  -----------
      Total stockholders' equity...........................................................     (475.6)        49.1
                                                                                             ----------  -----------
                                                                                             $   304.2   $    352.8
                                                                                             ==========  ===========

     See notes to consolidated financial statements and accompanying notes.

                                  MAXXAM INC.
                    STATEMENT OF OPERATIONS (UNCONSOLIDATED)
                            (IN MILLIONS OF DOLLARS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2001        2000        1999
                                                                                ----------  ----------  -----------
Investment, interest and other income (expense), net..........................  $     7.2   $    14.1   $      4.5
Intercompany interest income (expense), net...................................      (25.0)      (20.4)       (18.2)
Interest expense..............................................................       (1.0)       (1.5)        (1.6)
General and administrative expenses...........................................       (9.1)      (16.1)       (22.6)
Equity in earnings (loss) of subsidiaries.....................................     (454.9)       45.7        101.7
                                                                                ----------  ----------  -----------
Income (loss) before income taxes.............................................     (482.8)       21.8         63.8
Credit for income taxes.......................................................       26.8        12.1          9.8
                                                                                ----------  ----------  -----------
Net income (loss).............................................................  $  (456.0)  $    33.9   $     73.6
                                                                                ==========  ==========  ===========

     See notes to consolidated financial statements and accompanying notes.

                                   MAXXAM INC.

                    STATEMENT OF CASH FLOWS (UNCONSOLIDATED)
                            (IN MILLIONS OF DOLLARS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2001        2000        1999
                                                                                ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)..........................................................  $  (456.0)  $    33.9   $     73.6
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
      Equity in (earnings) loss of subsidiaries...............................      454.9       (45.7)      (101.7)
      Restricted common stock grant - compensation expense....................          -           -         11.7
      Net gains on marketable securities and other investments................       (1.7)      (12.8)        (6.6)
      Increase (decrease) in receivables, prepaids and other assets...........        1.7         5.4          0.7
      Increase (decrease) in deferred income tax assets.......................      (11.2)       (2.4)         3.3
      Increase (decrease) in accounts payable and other liabilities...........       (0.6)        2.2        (10.5)
      Other...................................................................          -           -          0.7
                                                                                ----------  ----------  -----------
        Net cash used for operating activities................................      (12.9)      (19.4)       (28.8)
                                                                                ----------  ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net sales (purchases) of marketable securities and other investments.......      (81.8)       11.6         (0.1)
   Dividends received from subsidiaries.......................................        8.0        61.0         10.0
   Investments in and net advances from (to) subsidiaries.....................       33.1        35.2         15.2
   Capital expenditures.......................................................       (0.6)       (1.0)        (0.6)
                                                                                ----------  ----------  -----------
        Net cash provided by (used for) investing activities..................      (41.3)      106.8         24.5
                                                                                ----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings......................................................          -        (5.1)           -
   Repayment of short-term borrowings.........................................      (13.4)          -            -
   Treasury stock repurchases.................................................       (2.9)      (12.8)           -
                                                                                ----------  ----------  -----------
        Net cash used for financing activities................................      (16.3)      (17.9)           -
                                                                                ----------  ----------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................      (70.5)       69.5         (4.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR................................       99.6        30.1         34.4
                                                                                ----------  ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR......................................  $    29.1   $    99.6   $     30.1
                                                                                ==========  ==========  ===========

Supplementary schedule of non-cash investing and financing activities:
   Deferral of interest payment on intercompany note payable..................  $    18.6   $    16.7   $     15.0
   Distribution of assets from subsidiaries...................................          -        33.3          1.9
Supplemental disclosure of cash flow information:
   Interest paid..............................................................  $     0.8   $     1.3   $      1.4
   Income taxes paid..........................................................          -           -          2.8

     See notes to consolidated financial statements and accompanying notes.

                                  MAXXAM INC.
                          NOTES TO FINANCIAL STATEMENTS

1.    INVESTMENT IN KAISER

      On February 12, 2002, Kaiser and certain of its subsidiaries filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result, Kaiser's financial results were deconsolidated beginning February 12,
2002, and the Company began reporting its investment in Kaiser using the cost method. The Company believes additional losses related to its investment in
Kaiser are not probable and, accordingly, it expects to reverse its losses in excess of its investment in Kaiser on February 12, 2002. Since Kaiser's results are no longer consolidated as of February 12, 2002, any adjustments made to
Kaiser's financial statements subsequent to February 12, 2002 (relating to the recoverability and classification of recorded asset amounts and classification of liabilities or the effects on existing stockholders' equity as well as adjustments made to Kaiser's financial information for loss contingencies and other matters discussed in the notes to Consolidated Financial Statements) are not expected to impact the Company's financial results. No assurances can be given that the Company's ownership interest in Kaiser will not be significantly diluted or cancelled.

2.    DEFERRED INCOME TAXES

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

3.    SHORT-TERM BORROWINGS

      During 2001 and 2000, the Company had average short-term borrowings outstanding of $10.2 million and $14.0 million, respectively, under the
Custodial Trust Agreement. The weighted average interest rate during 2001 and
2000 was 7.0%, and 7.2%, respectively.

4.    NOTES PAYABLE TO SUBSIDIARIES, NET OF NOTES RECEIVABLE AND ADVANCES

      The Company's indebtedness to its subsidiaries, which includes accrued interest, consists of the following (in millions):

                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               2001        2000
                                                                                            ----------  -----------
Note payable to MGHI, interest at 11%.....................................................  $   183.1   $    164.5
Unsecured note payable to MCO Properties Inc., interest at 6%.............................       26.0         24.5
Unsecured notes payable to MAXXAM Property Company, interest at 7%........................       14.6         13.8
Net advances..............................................................................       40.1         20.6
                                                                                            ----------  -----------
                                                                                            $   263.8   $    223.4
                                                                                            ==========  ===========

      In January 2002, the Company elected to defer all of the $10.1 million interest payment due on the note payable to MGHI on February 1, 2002. The deferred amount effectively increases the note payable balance to $193.2 million.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MAXXAM INC.

Date:   April 12, 2002           By:             /S/ PAUL N. SCHWARTZ
                                                 Paul N. Schwartz
                                                     President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.

Date:   April 12, 2002           By:                /S/ CHARLES E. HURWITZ
                                                    Charles E. Hurwitz
                                                Chairman of the Board and
                                                 Chief Executive Officer

Date:   April 12, 2002           By:                 /S/ J. KENT FRIEDMAN
                                                     J. Kent Friedman
                                              Vice Chairman of the Board and
                                                     General Counsel

Date:   April 12, 2002           By:               /S/ ROBERT J. CRUIKSHANK
                                                   Robert J. Cruikshank
                                                         Director

Date:   April 12, 2002           By:                  /S/ EZRA G. LEVIN
                                                      Ezra G. Levin
                                                         Director

Date:   April 12, 2002           By:               /S/ STANLEY D. ROSENBERG
                                                   Stanley D. Rosenberg
                                                         Director

Date:   April 12, 2002           By:               /S/ MICHAEL J. ROSENTHAL
                                                   Michael J. Rosenthal
                                                         Director

Date:   April 12, 2002           By:                 /S/ PAUL N. SCHWARTZ
                                                     Paul N. Schwartz
                                             President, Chief Financial Officer
                                                       and Director
                                              (Principal Financial Officer)

Date:   April 12, 2002           By:               /S/ ELIZABETH D. BRUMLEY
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
                   No. 1-9447)

4.23               Fourth Supplemental Indenture, dated as of March 31, 1999, to the KACC Senior Subordinated Note Indenture (incorporated
                   herein by reference to Exhibit 4.4 to the Kaiser March 1999
                   Form 10- Q)

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

4.49               Twenty-First Amendment, dated as of July 18, 2001, to Kaiser
                   Credit Agreement (incorporated herein by reference to Exhibit
                   4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001; File No. 1-9447; the "Kaiser June 2001
                   Form 10-Q")

4.50               Twenty-Second Amendment, dated as of October 16, 2001, to
                   Kaiser Credit Agreement (incorporated herein by reference to
                   Exhibit 10.1 to Kaiser's Quarterly Report on Form 10-Q for
                   the quarter ended September 30, 2001; File No. 1-9447)

4.51               Twenty-Third Amendment, dated as of October 24, 2001, to
                   Kaiser Credit Agreement (incorporated herein by reference to
                   Exhibit 10.2 to Kaiser's Quarterly Report on Form 10-Q for
                   the quarter ended September 30, 2001; File No. 1-9447)

4.52               Twenty-Fourth Amendment, dated as of November 15, 2001, to
                   Kaiser Credit Agreement (incorporated herein by reference to
                   Exhibit 4.40 to Kaiser's Annual Report on Form 10-K for the
                   year ended December 31, 2001; File No. 1-9447; the "Kaiser's
                   2001 Form 10-K")

4.53               Agreement dated August 18, 2000, among Kaiser, KACC and the financial institutions party to the Kaiser Credit Agreement dated as of February 15, 1994, as amended, and Bank of
                   America, N.A., as agent (incorporated by reference to Exhibit
                   4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000; File No. 1-9447; the "Kaiser
                   September 2000 Form 10-Q")

4.54               Amended and Restated Credit Agreement between The Pacific
                   Lumber Company ("Pacific Lumber") and Bank of America, N.A.,
                   dated as of August 14, 2001 (the "Pacific Lumber Credit
                   Agreement") (incorporated herein by reference to Exhibit 4.1 to MGHI's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 2001; File No. 333-18723)

4.55               Waiver and Consent Agreement, dated as of January 29, 2002, to Kaiser Credit Agreement (incorporated herein by reference
                   Exhibit 4.43 to Kaiser's 2001 Form 10-K)

4.56               Post Petition Credit Agreement, dated as of February 12, 2002
                   (the "Kaiser Post Petition Agreement), among Kaiser, KACC, certain financial institutions and Bank of America, N.A., as
                   Agent (incorporated herein by reference Exhibit 4.44 to
                   Kaiser's 2001 Form 10-K)

4.57               First Amendment, dated as of March 21, 2002, to the Kaiser
                   Post Petition Agreement (incorporated herein by reference
                   Exhibit 4.45 to Kaiser's 2001 Form 10-K)

4.58               Second Amendment dated as of March 21, 2002, to the Kaiser
                   Post Petition Agreement (incorporated herein by reference
                   Exhibit 4.46 to Kaiser's 2001 Form 10-K)

4.59               Credit Agreement, dated as of July 20, 1998, among Scotia
                   LLC, the financial institutions party thereto and Bank of
                   America National Trust and Savings Association, as agent (the
                   "Scotia LLC Credit Agreement") (incorporated herein by
                   reference to Exhibit 4.3 to the Company June 1998 Form
                   10-Q/A)

4.60               First Amendment, dated as of July 16, 1999, to the Scotia LLC
                   Credit Agreement (incorporated herein by reference to Exhibit
                   4.2 to the Scotia LLC June 1999 Form 10-Q)

4.61               Second Amendment, dated June 15, 2001, to the Scotia LLC Line of Credit (incorporated herein by reference to Exhibit 4.1 to
                   Scotia LLC's Form 10-Q for the quarter ended June 30, 2001;
                   File No. 333-63825)

4.62               Indenture, dated as of August 25, 2000, by and among Sam
                   Houston Race Park, Ltd., New SHRP Capital Corp., SHRP General
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

4.63               Loan Agreement, effective as of October 30, 1998, by and
                   among MCO Properties Inc., MCO Properties L.P., Horizon
                   Corporation, Horizon Properties Corporation, Westcliff
                   Development Corporation and Southwest Bank of Texas, N.A.
                   (incorporated herein by reference to Exhibit 4.39 to the
                   Company's Annual Report on Form 10-K for the year ended
                   December 31, 1998)

4.64               Amendment to Loan Agreement, dated as of February 26, 1999, by and among MCO Properties Inc., MCO Properties L.P.,
                   Horizon Corporation, Horizon Properties Corporation,
                   Westcliff Development Corporation and Southwest Bank of
                   Texas, N.A. (incorporated herein by reference to Exhibit 4.40 to the Company's Annual Report on Form 10-K for the year
                   ended December 31, 1998)

4.65               Second Amendment to Loan Agreement and Promissory Note, dated as of October 1, 2000, by and among MCO Properties Inc., MCO
                   Properties L.P., Horizon Corporation, Horizon Properties
                   Corporation, Westcliff Development Corporation and Southwest
                   Bank of Texas, N.A.

4.66               Loan Agreement, dated as of June 28, 2001, between Lakepointe
                   Assets LLC and Legg Mason Real Estate Services, Inc.
                   (incorporated herein by reference to Exhibit 4.2 to MGHI's
                   Quarterly Report on Form 10-Q for the quarter ended June 30,
                   2001; File No. 333-18723; the "MGHI June 2001 Form 10-Q")

4.67               Promissory Note, dated as of June 28, 2001, between
                   Lakepointe Assets LLC and Legg Mason Real Estate Services,
                   Inc. (incorporated herein by reference to Exhibit 4.3 to the
                   MGHI June 2001 Form 10-Q

4.68               Lease Agreement, dated as of June 28, 2001, between
                   Lakepointe Assets LLC and Fluor Enterprises Inc.
                   (incorporated herein by reference to Exhibit 10.1 to the MGHI
                   June 2001 Form 10-Q)

4.69               Guarantee of Lease dated as of June 28, 2001, between Fluor
                   Corporation and Lakepointe Assets LLC (incorporated herein by reference to Exhibit 10.2 to the MGHI June 2001 Form 10-Q)

10.1               Tax Allocation Agreement, dated as of December 23, 1996,
                   between the Company and MGHI (incorporated herein by
                   reference to Exhibit 10.1 to MGHI's Registration Statement on
                   Form S-4; Registration No. 333-18723)

10.2               Amendment of Tax Allocation Agreement, dated as of December
                   31, 2001, between the company and MGHI (incorporated herein by reference to Exhibit 10.2 to MGHI's Form 10-K for the year ended December 31, 2001; File No. 333-18723; the "MGHI 2001
                   Form 10-K")

10.3               Tax Allocation Agreement, dated as of December 21, 1989,
                   between the Company and KACC (incorporated herein by
                   reference to Exhibit 10.21 to Amendment No. 6 to the
                   Registration Statement of KACC on Form S-1; Registration No.
                   33-30645)

10.4               Tax Allocation Agreement, dated as of February 26, 1991,
                   between Kaiser and the Company (incorporated herein by
                   reference to Exhibit 10.23 to Amendment No. 2 to the
                   Registration Statement of Kaiser on Form S-1; Registration
                   No. 33-37895)

10.5               Amendment of Tax Allocation Agreement, dated as of March 12,
                   2001, between Kaiser and the Company (incorporated herein by reference to Exhibit 10.3 to Kaiser's Annual Report on Form
                   10- K for the year ended December 31, 2000; File No. 1-9447)

10.6               Tax Allocation Agreement, dated as of August 4, 1993, between the Company and MAXXAM Group Inc. ("MGI") (incorporated
                   herein by reference to Exhibit 10.6 to Amendment No. 2 to the
                   Form S-2 Registration Statement of MGI; Registration No.
                   33-56332)

10.7               Amendment of Tax Allocation Agreement, dated as of December
                   31, 2001, between the Company and MGI (incorporated herein by reference to Exhibit 10.4 to the MGHI 2001 Form 10-K

10.8               Tax Allocation Agreement, dated as of May 21, 1988, among the
                   Company, MGI, Pacific Lumber and the corporations signatory thereto (incorporated herein by reference to Exhibit 10.8 to
                   Pacific Lumber's Annual Report on Form 10-K for the year
                   ended December 31, 1988; File No. 1-9204)

10.9               Tax Allocation Agreement, dated as of March 23, 1993, among
                   Pacific Lumber, Scotia Pacific Holding Company ("Scotia
                   Pacific"), Salmon Creek Corporation ("Salmon Creek") and the
                   Company ("Pacific Lumber Tax Allocation Agreement")
                   (incorporated herein by reference to Exhibit 10.1 to
                   Amendment No. 3 to the Form S-1 Registration Statement of
                   Scotia Pacific; Registration No. 33-55538)

10.10              Amendment of Pacific Lumber Tax Allocation Agreement, dated as of December 31, 2001 (incorporated herein by reference to
                   Exhibit 10.7 to the MGHI 2001 Form 10-K

10.11              Tax Allocation Agreement, dated as of July 3, 1990, between the Company and Britt Lumber Co., Inc. (incorporated herein by reference to Exhibit 10.4 to MGI's Annual Report on Form
                   10-K for the year ended December 31, 1993; File No. 1-8857)

10.12              Senior Subordinated Intercompany Note, dated as of February
                   15, 1994, executed by KACC in favor of Kaiser (incorporated herein by reference to Exhibit 4.22 to the Kaiser 1993 Form
                   10-K)

10.13              Senior Subordinated Intercompany Note, dated as of March 17,
                   1994, executed by KACC in favor of Kaiser (incorporated
                   herein by reference to Exhibit 4.23 to the Kaiser 1993 Form
                   10-K)

10.14              Intercompany Note, dated as of December 21, 1989, executed by
                   Kaiser in favor of KACC (the "Kaiser Intercompany Note,"
                   incorporated herein by reference to Exhibit 10.10 to the
                   Company's Annual Report on Form 10-K for the year ended
                   December 31, 1996; the "Company's 1996 Form 10-K")

10.15              Confirmation of Amendment to the Kaiser Intercompany Note,
                   dated as of October 6, 1993 (incorporated herein by reference to Exhibit 10.11 to the Company's 1996 Form 10-K)

10.16              Amendment to Kaiser Intercompany Note, dated as of December
                   11, 2000 (incorporated by reference to the Exhibit 4.41 to
                   Kaiser's Annual Report on Form 10-K for the year ended
                   December 31, 2000; File No. 1-9447)

10.17              Third Amended and Restated Limited Partnership Agreement of
                   SHRP, dated as of October 6, 1995 (incorporated herein by
                   reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q
                   of SHRP for the quarter ended June 30, 1995; File No.
                   33-67738)

10.18              New Master Purchase Agreement, dated as of July 20, 1998,
                   between Scotia LLC and Pacific Lumber (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form
                   10-Q of MGHI for the quarter ended June 30, 1998; File No.
                   333-18723; the "MGHI June 1998 Form 10-Q")

10.19              New Services Agreement, dated as of July 20, 1998, between
                   Pacific Lumber and Scotia LLC (incorporated herein by
                   reference to Exhibit 10.2 to the MGHI June 1998 Form 10-Q)

10.20              New Additional Services Agreement, dated as of July 20, 1998, between Scotia LLC and Pacific Lumber (incorporated herein by reference to Exhibit 10.3 to the MGHI June 1998 Form 10-Q)

10.21              New Reciprocal Rights Agreement, dated as of July 20, 1998, among Pacific Lumber, Scotia LLC and Salmon Creek Corporation
                   (incorporated herein by reference to Exhibit 10.4 to the MGHI
                   June 1998 Form 10-Q)

10.22              New Environmental Indemnification Agreement, dated as of July
                   20, 1998, between Pacific Lumber and Scotia LLC (incorporated herein by reference to Exhibit 10.5 to the MGHI June 1998
                   Form 10- Q)

10.23              Implementation Agreement with Regard to Habitat Conservation
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
                   333-63825; the "Scotia LLC March 19, 1999 Form 8-K")

10.24              Agreement Relating to Enforcement of AB 1986 dated as of
                   February 25, 1999 by and among The California Resources
                   Agency, CDF&G, The California Department of Forestry, The
                   California Wildlife Conservation Board (the "CWCB"), Pacific
                   Lumber, Salmon Creek and Scotia LLC (incorporated herein by reference to Exhibit 99.4 to the Scotia LLC March 19, 1999
                   Form 8-K)

10.25              Habitat Conservation Plan dated February 1999 for the
                   Properties of Pacific Lumber, Scotia Pacific Holding Company
                   and Salmon Creek (incorporated herein by reference to Exhibit
                   99.5 to the Scotia LLC March 19, 1999 Form 8-K)

10.26              Agreement for Transfer of Grizzly Creek and Escrow
                   Instructions and Option Agreement dated as of February 26,
                   1999 by and between Pacific Lumber and the State of
                   California acting by and through the CWCB Board (incorporated herein by reference to Exhibit 99.6 of the Scotia LLC March
                   19, 1999 Form 8-K)

10.27              Letter dated February 25, 1999 from the CDF to Pacific Lumber
                   (incorporated herein by reference to Exhibit 99.8 to the
                   Scotia LLC March 19, 1999 Form 8-K)

10.28              Letter dated March 1, 1999 from the CDF to Pacific Lumber
                   (incorporated herein by reference to Exhibit 99.9 to the
                   Scotia LLC March 19, 1999 Form 8-K)

10.29              Letter dated March 1, 1999 from the U.S. Department of the
                   Interior Fish and Wildlife Service and the U.S. Department of
                   Commerce National Oceanic and Atmospheric Administration to
                   Pacific Lumber, Salmon Creek and the Company (incorporated herein by reference to Exhibit 99.10 to the Scotia LLC March
                   19, 1999 Form 8-K)

                           Executive Compensation Plans and Arrangements

10.30              MAXXAM 1994 Omnibus Employee Incentive Plan (incorporated
                   herein by reference to Exhibit 99 to the Company's Proxy
                   Statement dated April 29, 1994; the "Company 1994 Proxy
                   Statement")

10.31              Form of Stock Option Agreement under the MAXXAM 1994 Omnibus
                   Employee Incentive Plan (incorporated herein by reference to
                   Exhibit 10.30 to the Company's Annual Report on Form 10-K for
                   the year ended December 31, 1994)

10.32              MAXXAM 1994 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 99 to the Company 1994 Proxy
                   Statement)

10.33              Amendment No. 1 to the MAXXAM 1994 Non-Employee Director
                   Stock Plan (incorporated herein by reference to Exhibit 10.22 to the Company 's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.34              Form of Stock Option Agreement under the MAXXAM 1994
                   Non-Employee Director Plan (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K
                   for the year ended December 31, 1994)

10.35              Form of Deferred Fee Agreement under the MAXXAM 1994
                   Non-Employee Director Plan (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K
                   for the fiscal year ended December 31, 1996)

10.36              MAXXAM 1994 Executive Bonus Plan (incorporated herein by
                   reference to Exhibit 99 to the Company 1994 Proxy Statement)

10.37              MAXXAM Revised Capital Accumulation Plan of 1988, as amended
                   December 12, 1988 (incorporated herein by reference to
                   Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                   for the quarter ended June 30, 1995)

10.38              The Company's 1984 Phantom Share Plan, as amended (the
                   "Company Phantom Share Plan") (incorporated herein by
                   reference to Exhibit 10.6 to the Company's Annual Report on
                   Form 10-K for the year ended December 31, 1990; the "Company
                   1990 Form 10-K")

10.39              Amendment, dated as of March 8, 1990, relating to the Company
                   Phantom Share Plan (incorporated herein by reference to
                   Exhibit 10.7 to the Company 1990 Form 10-K)

10.40              Form of Phantom Share Agreement relating to the Company
                   Phantom Share Plan (incorporated herein by reference to
                   Exhibit 10.20 to the Company's Annual Report on Form 10-K for
                   the year ended December 31, 1988)

10.41              MAXXAM Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10(ii) to MGI's Registration
                   Statement on Form S-4 on Form S-2; Registration No. 33-42300)

10.42              Form of Company Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.35 to the Company's Annual
                   Report on Form 10-K for the year ended December 31, 1995)

10.43              Kaiser 1993 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to KACC's Quarterly Report on
                   Form 10-Q for the quarter ended June 30, 1993; File No.
                   1-3605)

10.44              Form of Stock Option Agreement under the Kaiser 1993 Omnibus
                   Stock Incentive Plan (incorporated herein by reference to
                   Exhibit 10.41 to the Company's Annual Report on Form 10-K for
                   the year ended December 31, 1994)

10.45              KACC's Bonus Plan (incorporated herein by reference to
                   Exhibit 10.25 to Amendment No. 6 to the Registration
                   Statement of KACC on Form S-1; Registration No. 33-30645)

10.46              Kaiser 1995 Employee Incentive Compensation Program
                   (incorporated herein by reference to Exhibit 10.1 to Kaiser's
                   Quarterly Report on Form 10-Q for the quarter ended March 31,
                   1995; File No. 1-9447)

10.47              Kaiser 1995 Executive Incentive Compensation Program
                   (incorporated herein by reference to Exhibit 99 to Kaiser's
                   Proxy Statement dated April 26, 1995)

10.48              Kaiser 1997 Omnibus Stock Incentive Plan (incorporated by
                   reference to Appendix A to the Proxy Statement, dated April
                   29, 1997, filed by Kaiser; File No. 1-9447)

10.49              Form of Stock Option Grant for options issued commencing
                   January 1, 2001 under the 1997 Kaiser Omnibus Stock Incentive
                   Plan (incorporated herein by reference to Exhibit 10.2 to the
                   Kaiser June 2001 Form 10-Q; File No. 1-9447)

10.50              Form of Restricted Stock Agreement for restricted shares
                   issued commencing January 1, 2001 under the 1997 Kaiser
                   Omnibus Stock Incentive Plan (incorporated herein by
                   reference to Exhibit 10.3 to the Kaiser June 2001 Form 10-Q;
                   File No. 1-9447)

10.51              Form of Non-Employee Director Stock Option Agreement pursuant to the Kaiser 1997 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to Kaiser's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 2000; File
                   No. 1-9447; the "Kaiser June 2000 Form 10-Q")

10.52              Form of Non-Employee Director Stock Option Grant for options issued commencing January 1, 2001 under the 1997 Kaiser
                   Omnibus Stock Incentive Plan (incorporated herein by
                   reference to Exhibit 10.1 to the Kaiser June 2001 Form 10-Q;
                   File No. 1-9447)

10.53              Form of Deferred Fee Agreement between Kaiser, KACC, and
                   directors of Kaiser and KACC (incorporated herein by
                   reference to Exhibit 10 to Kaiser's Quarterly Report on Form
                   10-Q for the quarter ended March 31, 1998; File No. 1-9447)

10.54              Employment Agreement between KACC and John T. La Duc made
                   effective for the period from January 1, 1998 to December 31,
                   2002 (incorporated herein by reference to Exhibit 10.5 to the
                   Quarterly Report on Form 10-Q of Kaiser for the quarter ended
                   September 30, 1998; File No. 1-9447; the "Kaiser September
                   1998 Form 10-Q")

10.55              Time-Based Stock Option Grant pursuant to the Kaiser 1997
                   Omnibus Stock Incentive Plan to John T. La Duc effective July
                   10, 1998 (incorporated herein by reference to Exhibit 10.6 to the Kaiser September 1998 Form 10-Q)

10.56              Time-Based Stock Option Grant pursuant to the Kaiser 1997
                   Omnibus Stock Incentive Plan to J. Kent Friedman, effective
                   December 1, 1999 (incorporated herein by reference to Exhibit
                   10.2 to the Kaiser June 2000 Form 10-Q)

10.57              Form of Enhanced Severance Agreement between KACC and key
                   executive personnel (incorporated herein by reference to
                   Exhibit 10.3 to the Kaiser September 2000 Form 10-Q)

10.58              Executive Employment Agreement between the Company and J.
                   Kent Friedman dated as of November 29, 1999 (incorporated
                   herein by reference to Exhibit 10.52 to the Company 1999 Form
                   10-K)

10.59              Restricted Stock Agreement between the Company and Charles E.
                   Hurwitz effective as of December 13, 1999 (incorporated
                   herein by reference to Exhibit 10.53 to the Company 1999 Form
                   10-K)

10.60              Kaiser Retention Plan, dated January 15, 2002 (incorporated herein by reference to Exhibit 10.35 to Kaiser's 2001 Form
                   10-K)

10.61              Form of Retention Agreement to Kaiser Retention Plan
                   (incorporated herein by reference to Exhibit 10.36 to
                   Kaiser's 2001 Form 10-K)

  *21              List of the Company's Subsidiaries

  *23              Consent of Arthur Andersen LLP

  *99.1            Letter dated April 12, 2002, to the Securities and Exchange
                   Commission from the Company related to assurances the Company has received from Arthur Andersen LLP with respect to the
                   audit of its financial statements for the fiscal year ended
                   December 31, 2001.

---------------------------

* Included with this filing