Form 10-Q
period 2002-03-31
MAXXAM INC
filed 2002-05-20
CIK 63814

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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
Yes |X|   No |_|

     Number of shares of common stock outstanding at May 17, 2002: 6,527,671

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION

          Item 1.   Financial Statements:
                    Consolidated Balance Sheet at March 31, 2002 and December 31, 2001
                    Consolidated Statement of Operations for the three months ended
                        March 31, 2002 and 2001
                    Consolidated Statement of Cash Flows for the three months ended
                        March 31, 2002 and 2001
                    Condensed Notes to Consolidated Financial Statements

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                        Results of Operations

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk

PART II. - OTHER INFORMATION

          Item 1.   Legal Proceedings
          Item 3.   Defaults Upon Senior Securities
          Item 6.   Exhibits and Reports on Form 8-K
          Signatures

APPENDIX A - GLOSSARY OF DEFINED TERMS

                          MAXXAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                          MARCH 31,   DECEMBER 31,
                                                                                             2002         2001
                                                                                        ------------- -------------

                                                                                                (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents........................................................... $       77.9  $      272.2
   Marketable securities...............................................................        153.0         152.8
   Receivables:
      Trade, net of allowance for doubtful accounts of $3.1 and $10.0, respectively....         20.6         140.5
      Other............................................................................          8.7          91.6
   Inventories.........................................................................         45.7         364.7
   Prepaid expenses and other current assets...........................................         47.9         134.2
                                                                                        ------------- -------------
        Total current assets...........................................................        353.8       1,156.0
Property, plant and equipment, net of accumulated depreciation of $129.1 and
   $1,094.7, respectively..............................................................        290.2       1,499.5
Timber and timberlands, net of accumulated depletion of $196.4 and $193.6,
   respectively........................................................................        233.5         235.1
Investments in and advances to unconsolidated affiliates...............................          7.9          70.9
Deferred income taxes..................................................................        112.4         109.6
Restricted cash, marketable securities and other investments...........................         65.5          98.5
Long-term receivables and other assets.................................................         96.2         765.7
                                                                                        ------------- -------------
                                                                                        $    1,159.5  $    3,935.3
                                                                                        ============= =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable.................................................................... $       11.5  $      180.4
   Accrued interest....................................................................         13.2          66.1
   Accrued compensation and related benefits...........................................         15.7         168.3
   Other accrued liabilities...........................................................         24.6         248.6
   Payable to affiliates...............................................................            -          52.9
   Short-term borrowings and current maturities of long-term debt, excluding $2.4 and
      $2.3, respectively, of repurchased Timber Notes held in the SAR Account..........         26.1         217.2
                                                                                        ------------- -------------
        Total current liabilities......................................................         91.1         933.5
Long-term debt, less current maturities and excluding $53.5 and $55.4,
      respectively, of repurchased Timber Notes held in the SAR Account................        975.1       1,706.8
Accrued postretirement medical benefits................................................         10.4         652.4
Losses in excess of investment in Kaiser...............................................        498.2             -
Other noncurrent liabilities...........................................................        115.1         999.7
                                                                                        ------------- -------------
        Total liabilities..............................................................      1,689.9       4,292.4
                                                                                        ------------- -------------
Commitments and contingencies (see Note 8)
Minority interests.....................................................................            -         118.5
Stockholders' deficit:
   Preferred stock, $0.50 par value; 12,500,000 shares authorized; Class A $0.05
      Non-Cumulative Participating Convertible Preferred Stock; 669,235
        shares issued..................................................................          0.3           0.3
   Common stock, $0.50 par value; 28,000,000 shares authorized;
      10,063,359 shares issued.........................................................          5.0           5.0
   Additional capital..................................................................        225.3         225.3
   Accumulated deficit.................................................................       (578.4)       (524.2)
   Accumulated other comprehensive loss................................................        (66.9)        (66.3)
   Treasury stock, at cost (shares held:  preferred - 845; common - 3,535,688).........       (115.7)       (115.7)
                                                                                        ------------- -------------
        Total stockholders' deficit....................................................       (530.4)       (475.6)
                                                                                        ------------- -------------
                                                                                        $    1,159.5  $     3,935.3
                                                                                        ============= =============

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            -----------------------
                                                                                               2002        2001
                                                                                            ----------  -----------
                                                                                                  (UNAUDITED)

Net sales:
   Forest products........................................................................  $    47.9   $     44.8
   Real estate............................................................................       15.1          9.9
   Racing.................................................................................        9.8          9.4
   Aluminum...............................................................................      167.5        480.3
                                                                                            ----------  -----------
                                                                                                240.3        544.4
                                                                                            ----------  -----------

Costs and expenses:
   Cost of sales and operations:
      Forest products.....................................................................       35.4         40.0
      Real estate.........................................................................        5.5          5.3
      Racing..............................................................................        5.5          5.5
      Aluminum............................................................................      158.7        216.3
   Selling, general and administrative expenses...........................................       37.5         41.5
   Depreciation, depletion and amortization...............................................       18.1         26.5
                                                                                            ----------  -----------
                                                                                                 260.7       335.1
                                                                                            ----------  -----------

Operating income (loss)...................................................................      (20.4)       209.3

Other income (expense):
   Investment, interest and other income (expense), net...................................       (2.5)        16.3
   Interest expense.......................................................................      (32.2)       (45.2)
   Amortization of deferred financing costs...............................................       (1.1)        (2.5)
                                                                                            ----------  -----------
Income (loss) before income taxes, minority interests and extraordinary items.............      (56.2)       177.9
Provision for income taxes................................................................       (0.7)       (70.8)
Minority interests........................................................................        0.9        (43.7)
                                                                                            ----------  -----------
Income (loss) before extraordinary items..................................................      (56.0)        63.4
Extraordinary items:
   Gains on repurchases of debt, net of income tax provision of $1.0 for each period.....         1.8          1.9
                                                                                            ----------  -----------
Net income (loss)..........................................................................  $  (54.2)  $     65.3
                                                                                            ==========  ===========

Basic earnings (loss) per common share:
   Income (loss) before extraordinary items...............................................  $   (8.58)  $     8.56
   Extraordinary items....................................................................       0.28         0.25
                                                                                            ----------  -----------
   Net income (loss)......................................................................  $   (8.30)  $     8.81
                                                                                            ==========  ===========

Diluted earnings (loss) per common and common equivalent share:
   Income (loss) before extraordinary items...............................................  $   (8.58)  $     8.56
   Extraordinary items....................................................................       0.28         0.25
                                                                                            ----------  -----------
   Net income (loss)......................................................................  $   (8.30)  $     8.81
                                                                                            ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            -----------------------
                                                                                               2002        2001
                                                                                            ----------  -----------
                                                                                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).....................................................................  $   (54.2)   $     65.3
   Adjustments to reconcile net income to net cash provided
      by (used for) operating activities:
      Depreciation, depletion and amortization............................................       18.1         26.5
      Extraordinary gains on repurchases of debt, net.....................................       (1.8)        (1.9)
      Net gains on marketable securities..................................................       (1.1)        (1.4)
      Net gains on other asset dispositions...............................................       (5.2)         0.2
      Minority interests..................................................................       (0.9)        43.7
      Amortization of deferred financing costs............................................        1.1          2.6
      Equity in earnings (loss) of unconsolidated affiliates, net of dividends received...        0.9          4.3
      Increase (decrease) in cash resulting from changes in:
        Receivables.......................................................................       11.6        (15.7)
        Inventories.......................................................................        6.2         16.6
        Prepaid expenses and other current assets.........................................       51.1         (3.3)
        Accounts payable..................................................................        8.5          5.4
        Accrued and deferred income taxes.................................................       (3.9)        59.2
        Payable to affiliates and other accrued liabilities...............................      (51.3)       (34.5)
        Accrued interest..................................................................       (7.2)       (31.5)
        Long-term assets and long-term liabilities........................................      (22.3)        (9.5)
      Other...............................................................................        1.9        (14.0)
                                                                                            ----------  -----------
        Net cash provided by (used for) operating activities..............................      (48.5)       112.0
                                                                                            ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from dispositions of property and investments.............................        5.4          0.4
   Net sales (purchases) of marketable securities and other investments...................        1.4       (105.7)
   Capital expenditures...................................................................       (7.8)       (69.1)
   Decrease in cash attributable to deconsolidation of Kaiser.............................     (130.4)           -
   Other..................................................................................        0.1         (0.3)
                                                                                            ----------  -----------
        Net cash used for investing activities............................................     (131.3)      (174.7)
                                                                                            ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of long-term debt..............................................        1.8          1.8
   Redemptions, repurchases of and principal payments on long-term debt...................      (27.6)       (48.5)
   Borrowings (repayments) under revolving and short-term credit facilities...............      (19.9)       (65.7)
   Restricted cash deposits (withdrawals), net............................................       31.2         10.2
   Treasury stock repurchases.............................................................          -         (1.7)
   Other..................................................................................          -         (5.6)
                                                                                            ----------  -----------
        Net cash used for financing activities............................................      (14.5)      (109.5)
                                                                                            ----------  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.................................................     (194.3)      (172.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................................      272.2        353.2
                                                                                            ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................................  $    77.9   $    181.0
                                                                                            ==========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest.............................................  $    39.4   $     76.7
   Income taxes paid, net.................................................................          -         10.9
   Decrease in accounts payable attributable to capital expenditures......................          -        (21.2)

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
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2002, and the consolidated results of operations and cash flows for the three months ended March 31, 2002 and 2001.

      DECONSOLIDATION OF KAISER

      Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these principles, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner. As discussed below, on February 12, 2002,
Kaiser and certain of its subsidiaries filed for reorganization under Chapter 11 of the Code. As a result, the Company deconsolidated Kaiser's financial results beginning February 12, 2002, and began reporting its investment in Kaiser using the cost method.

      Through February 11, 2002, under generally accepted principles of consolidation, the Company had recognized losses in excess of its investment in
Kaiser of $498.2 million. Since Kaiser's results are no longer consolidated and the Company believes that it is not probable that it will be obligated to fund losses related to its investment in Kaiser, any adjustments reflected in
Kaiser's financial statements subsequent to February 12, 2002 (relating to the recoverability and classification of recorded asset amounts and classification of liabilities or the effects on existing stockholders' deficit as well as adjustments made to Kaiser's financial information for loss contingencies and other matters), are not expected to affect the Company's financial results.

      As previously disclosed in its audited Consolidated Financial Statements for December 31, 2001, the Company expected it would reverse its losses in excess of its investment in Kaiser on February 12, 2002 and would recognize amounts previously reported as Other Comprehensive Income (a component of stockholders' deficit) in its income statement upon deconsolidation. However, subsequent to filing the Form 10-K, the Company determined that it should not reverse the losses or recognize in earnings the other comprehensive losses related to Kaiser at the time deconsolidation occurs. The Company expects it will consider reversal of these losses when either: (i) Kaiser's bankruptcy is resolved and the amount of the Company's remaining investment in Kaiser is determined or (ii) the Company disposes of its shares of Kaiser common stock.
Accordingly, these condensed consolidated financial statements do not reflect any adjustments related to the deconsolidation of Kaiser other than presenting the Company's investment in Kaiser using the cost method, which reflects the investment as a single amount on its balance sheet ($(498.2) million), and discontinuing the recording of earnings or losses from Kaiser after February 11,
2002. When either of the events described above occurs, the Company will reevaluate the appropriate accounting treatment of its investment in Kaiser based upon the facts and circumstances at such time. No assurances can be given that the Company's ownership interest in Kaiser will not be significantly diluted or cancelled as a result of a plan of reorganization applicable to
Kaiser.

      The following financial data reflects the results of operations of the
Company excluding Kaiser for the periods presented (in millions, except share data).

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                            2002          2001
                                                                                       -------------- -------------
Revenues.............................................................................. $        72.8  $       64.1
Costs and expenses....................................................................         (69.6)        (71.7)
                                                                                       -------------- -------------
Operating income (loss)...............................................................           3.2          (7.6)
Other income (expenses) - net.........................................................           5.6           9.0
Interest expense......................................................................         (20.6)        (19.8)
                                                                                       -------------- -------------
Loss before income taxes..............................................................         (11.8)        (18.4)
Income tax benefit....................................................................           4.1           5.8
                                                                                       -------------- -------------
Loss before extraordinary item........................................................          (7.7)        (12.6)

Extraordinary item....................................................................           1.8           1.9
                                                                                       -------------- -------------
Net loss.............................................................................. $        (5.9) $      (10.7)
                                                                                       ============== =============
Net loss per share:
   Basic.............................................................................. $       (0.88) $      (1.60)
   Diluted............................................................................         (0.88)        (1.60)

      REORGANIZATION PROCEEDINGS
      On February 12, 2002, Kaiser, KACC and 13 of KACC's wholly owned subsidiaries filed separate voluntary petitions in the Court for reorganization under Chapter 11 of the Code. On March 15, 2002, two additional wholly owned subsidiaries of KACC filed similar petitions. None of Kaiser's non-U.S.
affiliates were included in the Cases. The Cases are being jointly administered with the Debtors managing their businesses in the ordinary course as debtors-in-
possession subject to the control and supervision of the Court.

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

      Kaiser's objective is to achieve the highest possible recoveries for all creditors and stockholders, consistent with the Debtors' abilities to pay and to continue the operation of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or achieve a successful reorganization. Further, there can be no assurance that the liabilities of the
Debtors will not be found to exceed the fair value of their assets. This could result in claims being paid at less than 100% of their face value and the equity of Kaiser's stockholders, including the Company, being diluted or cancelled.

      Under the Code, the rights of and ultimate payments to pre-Filing Date creditors and stockholders may be substantially altered from their contractual terms. At this time, it is not possible to predict the outcome of the Cases, in general, or the effect of the Cases on the businesses of the Debtors or on the interests of creditors and stockholders.

      Two creditors' committees, one representing the unsecured creditors and the other representing the asbestos claimants, have been appointed by the Court as official committees in the Cases and, in accordance with the provisions of the Code, will have the right to be heard on all matters that come before the
Court. The Debtors expect that the appointed committees, together with a legal representative of potential future asbestos claimants to be appointed by the
Court, will play important roles in the Cases and the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain of the committees' costs and expenses, including those of their counsel and other advisors.

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

      As provided by the Code, the Debtors have the exclusive right to propose a plan of reorganization for 120 days following the Filing Date. Due to the size and complexity of the Cases, the Debtors intend to seek an extension of that
120-day exclusive period. If the Debtors fail to file a plan of reorganization during such exclusive period or any extension thereof, or if such plan is not accepted by the requisite number of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

      As of May 15, 2002, the Company owns 50,000,000 shares of the common stock of Kaiser. Kaiser's common stock is publicly traded on the OTC Bulletin Board under the trading symbol "KLUCQ." The market value for the Kaiser Shares based on the price per share quoted at the close of business on May 16, 2002 was $2.7 million. There can be no assurance that such value would be realized should the
Company dispose of its investment in the Kaiser shares.

      The financial information of Kaiser contained herein has been prepared in accordance with SOP 90-7, and on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. However, as a result of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties.
Since Kaiser's results will no longer be consolidated with the Company's results, and the Company believes it is not probable that it will be obligated to fund losses related to its investment in Kaiser under principles of consolidation, the material uncertainties related to Kaiser are not expected to impact the Company's financial results.

      The following tables contain summarized financial information of Kaiser
(in millions).

                                                                                         March 31,    DECEMBER 31,
                                                                                           2002           2001
                                                                                       ------------- --------------

Current assets.......................................................................  $      679.5  $       759.2
Property, plant and equipment, net...................................................       1,201.6        1,215.4
Other assets.........................................................................         780.9          769.1
                                                                                       ------------- --------------
           Total assets..............................................................  $    2,662.0  $     2,743.7
                                                                                       ============= ==============

Liabilities not subject to compromise:
   Current liabilities...............................................................  $      368.6  $       803.4
   Long-term debt, less current maturities...........................................          43.1          700.8
   Other liabilities.................................................................         102.1        1,562.1
Liabilities subject to compromise....................................................       2,554.9              -
Minority interests...................................................................         118.7          118.5
Stockholders' deficit................................................................        (525.4)        (441.1)
                                                                                       ------------- --------------
            Total liabilities and stockholders' deficit..............................  $    2,662.0  $     2,743.7
                                                                                       ============= ==============

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      -----------------------------
                                                                                          2002            2001
                                                                                      -------------   -------------
Net sales...........................................................................  $      370.6    $      480.3
Costs and expenses..................................................................        (407.3)         (264.9)
Other income (expenses)-net.........................................................         (20.9)          (20.6)
                                                                                      -------------   -------------
Income (loss) before income taxes and minority interests............................         (57.6)          194.8
Provision for income taxes..........................................................          (8.0)          (76.0)
Minority interests..................................................................           1.5             0.8
                                                                                      -------------   -------------
Net income (loss)...................................................................  $      (64.1)   $      119.6
                                                                                      =============   =============

      COMPREHENSIVE INCOME (LOSS)
      The following table sets forth comprehensive income (loss) (in millions).

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                                -------------------
                                                                                                  2002       2001
                                                                                                ---------  --------

Net income (loss).............................................................................. $  (54.2)  $  65.3
Cumulative effect of accounting change, net of income tax provision of $0.3....................        -       1.1
Unrealized net losses on derivative instruments arising during the period, net of income tax
   benefits of $1.2............................................................................        -      (2.0)
Less reclassification adjustment for realized net gains on derivative instruments included
   in net income, net of income tax benefit of $4.2............................................        -      (7.1)
Change in value of available-for-sale investments, net of income tax benefit (provision) of
   $0.5 and $(0.2), respectively...............................................................     (0.6)      0.3
                                                                                                ---------  --------
Comprehensive income (loss).................................................................... $  (54.8)   $  57.6
                                                                                                =========  ========

      NEW ACCOUNTING STANDARDS
      In June 2001, the FASB issued SFAS Nos. 141 and SFAS No. 142. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The provisions of SFAS No. 142 apply to all business combinations initiated after June 30, 2001, and are required to be implemented effective January 1, 2002. As of December 31, 2001, unamortized goodwill (which was attributable solely to subsidiaries of Kaiser)
was approximately $11.4 million and was included in long-term receivables and other assets in the accompanying consolidated balance sheet. This unamortized goodwill was eliminated upon deconsolidation of Kaiser on February 12, 2002. The adoption of SFAS No. 141 and 142 did not have a material impact on the Company's financial statements.

      In June 2001, the FASB issued SFAS No. 143, which addresses accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The Company is required to adopt SFAS No. 143 beginning on January 1, 2003. In general, SFAS
No. 143 requires the recognition of a liability resulting from anticipated asset retirement obligations, offset by an increase in the value of the associated productive asset for such anticipated costs. Over the life of the asset, depreciation expense is to include the ratable expensing of the retirement cost included with the asset value. The statement applies to all legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and (or) the normal operation of a long-lived asset, except for certain lease obligations. Excluded from this statement are obligations arising solely from a plan to dispose of a long-lived asset and obligations that result from the improper operation of an asset (i.e.
certain types of environmental obligations). The Company is continuing its evaluation of SFAS No. 143. However, the Company does not currently expect the adoption of SFAS No. 143 to have a material impact on its future financial statements.

      In August 2001, the FASB issued SFAS No. 144, which sets forth new guidance for accounting and reporting for impairment or disposal of long-lived assets. The provisions of SFAS No. 144 were effective for the Company beginning on January 1, 2002. Based on presently available estimates, the new impairment and disposal rules did not result in the recognition of impairment losses in
2002 beyond those reported as of December 31, 2001 (see Note 2). In addition to the new guidance on impairments, SFAS No. 144 broadens the applicability of the provisions of Accounting Principles Board Opinion 30 for the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Effective after
December 31, 2001, when the Company commits to a plan of sale of a component of an entity, such component will be presented as a discontinued operation if the operations and cash flows of the component will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. Although this provision will not affect the total amount reported for net income, the income statements of prior periods will be reclassified to report the results of operations of the component separately when a component of an entity is reported as a discontinued
operation. The Company does not currently expect the adoption of SFAS No. 144 to have a material impact on its financial statements.

      In April 2002, the FASB issued SFAS No. 145, which rescinds the previous guidance for debt extinguishments. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. However, transactions would not be prohibited from extraordinary item classification if they meet the criteria in APB Opinion 30,
"Reporting the Results of Operations - Reporting the Effects of Disposal of a
Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
Events and Transactions." Applying the provisions of APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. This statement is effective for fiscal years beginning after
May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial statements.

2.    SEGMENT INFORMATION AND SPECIAL ITEMS

      The following table presents unaudited financial information by reportable segment (in millions).

                                   REPORTABLE SEGMENTS                   CONSOLIDATED
                              -----------------------------             TOTAL EXCLUDING
                               FOREST    REAL     RACING                   ALUMINUM         ALUMINUM      CONSOLIDATED
                              PRODUCTS  ESTATE  OPERATIONS   CORPORATE    OPERATIONS       OPERATIONS         TOTAL
                              --------- ------- ----------- ----------- --------------- --------------    -------------
Net sales to unaffiliated
  customers for the three
  months ended:
      March 31, 2002......... $   47.9  $ 15.1  $      9.8  $        -  $         72.8  $     167.5 (1) $      240.3
      March 31, 2001.........     44.8     9.9         9.4           -            64.1        480.3            544.4

Operating income (loss) for
  the three months ended:
      March 31, 2002.........      2.5     2.4         1.1        (2.8)            3.2        (23.6)(1)        (20.4)
      March 31, 2001.........     (4.5)   (1.4)        1.3        (3.0)           (7.6)       216.9            209.3

Depreciation, depletion and
  amortization for the
  three months ended:
      March 31, 2002.........      5.3     2.6         0.4         0.1             8.4          9.7 (1)         18.1
      March 31, 2001.........      4.9     1.3         0.4         0.1             6.7         19.8             26.5

Total assets as of:
      March 31, 2002.........    559.8   297.3        38.2       264.2         1,159.5             -(2)      1,159.5
      December 31, 2001......    610.8   300.0        40.4       285.0         1,236.2       2,699.1         3,935.3

--------------------
(1)   Amounts attributable to the aluminum segment are for the period from
      January 1, 2002, through February 11, 2002.
(2)   As a result of the deconsolidation of Kaiser, the aluminum segment's balance sheet amounts are not included in the consolidated total as of
      March 31, 2002.

      Operating income (loss) in the column entitled "Corporate" represents general and administrative expenses not directly attributable to the reportable segments. This column also serves to reconcile the total of the reportable segments' amounts to totals in the Company's consolidated financial statements.

      SPECIAL ITEMS

      Forest Products
      During 2001, comprehensive external and internal reviews were conducted of
Pacific Lumber's business operations. These reviews were conducted in an effort to identify ways in which Pacific Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, indefinitely idled two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by
Pacific Lumber in the last quarter of 2001, or the first quarter of 2002.
Pacific Lumber also ended its internal logging operations (which performed approximately half of its logging operations) as of March 31, 2002, and intends to rely exclusively on third party contract loggers to conduct these activities in the future. In connection with these changes, the Company recorded an impairment charge to operating costs of $2.2 million in the fourth quarter of
2001.

      As a result of the changes described above, the Company identified machinery and equipment that it no longer needed for its current or future operations and committed to a plan in 2001 to dispose of it during 2002. As of
March 31, 2002, machinery and equipment with a carrying value of $1.0 million had been sold, resulting in a gain of $1.3 million.

      A $2.6 million restructuring charge was recorded in the fourth quarter of
2001 reflecting cash termination benefits associated with the separation of approximately 305 employees as part of an involuntary termination plan. As of
March 31, 2002, 276 of the affected employees had left the Company. The remainder are expected to leave by the second quarter of 2002.

      Real Estate
      The real estate segment's investment, interest and other income (expense)
includes the following (in millions):

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               -----------------------
                                                                  2002        2001
                                                               ----------- -----------
Equity in earnings from real estate joint ventures...........  $      0.1  $      0.9
                                                               =========== ===========

      Aluminum
      The aluminum segment's operating income for the period from January 1,
2002 to February 11, 2002, and the quarter ended March 31, 2001 includes the impact of certain special items shown in the following table (in millions).
These items are included in cost of sales and operations in the Consolidated
Statement of Operations.

                                                                                 PERIOD FROM        THREE MONTHS
                                                                              JANUARY 1, 2002, TO      ENDED
                                                                              FEBRUARY 11, 2002    MARCH 31, 2001

                                                                              -----------------  ------------------
Net gains on power sales....................................................     $           -     $         228.2
Restructuring charges.......................................................              (1.3)                  -
                                                                              -----------------  ------------------
                                                                                 $        (1.3)    $         228.2
                                                                              =================  ==================

      The aluminum segment's income before income taxes and minority interests for the period from January 1, 2002 to February 11, 2002, and the three months ended March 31, 2001, include the net impact of certain non-recurring amounts included in investment, interest and other income (expense), net, as shown in the following table (in millions):

                                                                                 PERIOD FROM        THREE MONTHS
                                                                              JANUARY 1, 2002, TO      ENDED
                                                                              FEBRUARY 11, 2002    MARCH 31, 2001

                                                                              ------------------ ------------------
Asbestos-related charges.....................................................    $            -     $         (7.5)
Mark-to-market gains.........................................................              (0.4)              15.3
All other, net...............................................................               2.2               (0.5)
                                                                              ------------------ ------------------
                                                                                 $          1.8     $          7.3
                                                                              ================== ==================

3.    CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      RESTRICTED CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS
      Cash, marketable securities and other investments include the following amounts which are restricted (in millions):

                                                                                         MARCH 31,    DECEMBER 31,
                                                                                           2002           2001
                                                                                       ------------- --------------
Current assets:
   Restricted cash and cash equivalents..............................................  $       11.8  $        42.8
                                                                                       ------------- --------------
   Marketable securities, restricted:
      Amounts held in SAR Account....................................................          17.7           17.1
                                                                                       ------------- --------------

Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account.......................................................         102.5          137.8
   Other amounts restricted under the Timber Notes Indenture.........................           2.7            2.8
   Other long-term restricted cash...................................................          10.9           10.9
   Less: Amounts attributable to Timber Notes held in SAR Account....................         (50.6)         (53.0)
                                                                                       ------------- --------------
                                                                                               65.5           98.5
                                                                                       ------------- --------------

Total restricted cash, marketable securities and other investments...................  $       95.0  $       158.4
                                                                                       ============= ==============

      On March 5, 2002, Scotia LLC notified the trustee for the Timber Notes that it had met all of the requirements of the SAR Reduction Date, as defined in the Timber Notes Indenture. Accordingly, on March 20, 2002, Scotia LLC released
$29.4 million from the SAR Account and distributed this amount to Pacific
Lumber.

      OTHER INVESTMENTS
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

                                                                                          MARCH 31,      DECEMBER 31,
                                                                                            2002             2001
                                                                                        -------------   --------------
Investment in Equity Fund Partnership:
   Restricted........................................................................   $        7.7    $        10.6
   Unrestricted......................................................................          120.9            130.6
                                                                                        -------------   --------------
                                                                                        $      128.6    $       141.2
                                                                                        =============   ==============

Percentage of ownership held.........................................................           39.3%            41.0%
                                                                                        =============   ==============

      The Equity Fund Partnership commenced operations on June 1, 2000. The following tables contain summarized financial information of the Equity Fund
Partnership (in millions).

                                                                                        MARCH 31,     DECEMBER 31,
                                                                                          2002            2001
                                                                                      -------------  --------------

Investments, at market value......................................................... $      330.2   $       331.7
Due from brokers.....................................................................        176.3           273.7
Other assets.........................................................................          7.4            24.7
                                                                                      -------------  --------------
   Total assets...................................................................... $      513.9   $       630.1
                                                                                      =============  ==============

Investments sold, not yet purchased, at market value................................. $      175.5   $       283.6
Other liabilities....................................................................         10.9             7.8
Partners' capital....................................................................        327.5           338.7
                                                                                      -------------  --------------
   Total liabilities and partners' capital........................................... $      513.9   $       630.1
                                                                                      =============  ==============

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        ---------------------------
                                                                                            2002          2001
                                                                                        ------------  -------------

Investment income.....................................................................  $       2.0   $        3.6
Operating expenses....................................................................         (2.2)          (2.1)
Net realized and unrealized gains  on investments.....................................          3.3            0.2
                                                                                        ------------  -------------
   Net increase in partners' capital resulting from operations........................  $       3.1   $        1.7
                                                                                        ============  =============

      As of March 31, 2002, long-term restricted cash, marketable securities and other investments also included $9.9 million related to an investment in a limited partnership which invests in, among other things, debt and equity securities associated with developed and emerging markets.

4.    INVENTORIES

      Inventories consist of the following (in millions):

                                                                                         MARCH 31,    DECEMBER 31,
                                                                                           2002           2001
                                                                                      -------------- --------------
Forest products operations:
   Lumber............................................................................ $        29.9  $        29.3
   Logs..............................................................................          15.8           22.1
                                                                                      -------------- --------------
                                                                                               45.7           51.4
                                                                                      -------------- --------------
Aluminum operations: (1)
   Finished fabricated products......................................................             -           30.4
   Primary aluminum and work in process..............................................             -          108.3
   Bauxite and alumina...............................................................             -           77.7
   Operating supplies and repair and maintenance parts...............................             -           96.9
                                                                                      -------------- --------------
                                                                                                  -          313.3
                                                                                      -------------- --------------
                                                                                      $        45.7  $       364.7
                                                                                      ============== ==============

---------------------
(1)   As a result of the deconsolidation of Kaiser, the aluminum segment inventory amounts are not included in the consolidated total as of March
      31, 2002.

      Substantially all product inventories are stated at last-in, first-out
(LIFO) cost, not in excess of market. Replacement cost is not in excess of LIFO cost.

5.    Short-term Borrowings

      The Pacific Lumber Credit Agreement provides for a $50.0 million two-year revolving line of credit. At March 31, 2002, $11.5 million of letters of credit and no borrowings were outstanding under the Pacific Lumber Credit Agreement.
Unused availability was limited to $32.1 million at March 31, 2002.

6.    LONG-TERM DEBT

      Long-term debt consists of the following (in millions):

                                                                                          MARCH 31,   December 31,
                                                                                            2002          2001
                                                                                        ------------- ------------
12% MGHI Notes due August 1, 2003.....................................................  $       71.3  $      88.2
6.55% Scotia LLC Timber Notes due July 20, 2028.......................................         106.9        120.3
7.11% Scotia LLC Timber Notes due July 20, 2028.......................................         243.2        243.2
7.71% Scotia LLC Timber Notes due July 20, 2028.......................................         463.3        463.3
7.56% Lakepointe Notes................................................................         121.2        121.7
Other notes and contracts, primarily secured by receivables, buildings, real estate
   and equipment......................................................................          51.2         52.4
                                                                                        ------------- ------------
                                                                                             1,057.1      1,089.1
Aluminum segment debt (1):
   97/8% KACC Senior Notes due February 15, 2002, net of discount.....................             -        172.8
   107/8% KACC Senior Notes due October 15, 2006, including premium...................             -        225.4
   12 3/4% KACC Senior Subordinated Notes due February 1, 2003........................             -        400.0
   Alpart CARIFA Loans................................................................             -         22.0
   Other aluminum operations debt.....................................................             -         54.1
                                                                                        ------------- ------------
                                                                                             1,057.1      1,963.4
      Less: current maturities........................................................         (26.1)      (198.9)
           Timber Notes held in SAR Account...........................................         (55.9)       (57.7)
                                                                                        ------------- ------------
                                                                                        $      975.1  $   1,706.8
                                                                                        ============= ============
-------------------------

(1)   As a result of the deconsolidation of Kaiser, the aluminum segment long-term debt amounts are not included in the consolidated total as of
      March 31, 2002.

      The amount attributable to the Timber Notes held in the SAR Account of
$50.6 million as of March 31, 2002, reflected in Note 3 above represents the amount paid to acquire $55.9 million of principal amount of Timber Notes.

      During the three months ended March 31, 2002, MGHI repurchased $16.9 million of the MGHI Notes, resulting in an extraordinary gain of $1.8 million
(net of tax). Subsequent to March 31, 2002, MGHI repurchased $10.0 million of the MGHI Notes resulting in an extraordinary gain of $0.3 million (net of tax).

7.    INCOME TAXES

      Subsequent to the deconsolidation, the Company re-evaluated the appropriateness of recognizing a deferred tax benefit with respect to the excess of its tax basis over its financial reporting basis ($(498.2) million as of
March 31, 2002) in Kaiser, which is now accounted for under the cost method. The
Company concluded that it should not recognize a deferred tax benefit with respect to its investment in Kaiser, and recorded a full valuation allowance against this deferred tax asset. The Company considered all appropriate factors in determining the realizability of this deferred tax asset, including the potential timing of a disposition, the character of the resulting loss, the limitations on the use of such loss, and the impact on the realizability of other remaining tax attributes.

8.    CONTINGENCIES

      FOREST PRODUCTS OPERATIONS
      Regulatory and environmental matters play a significant role in the
Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP and SYP, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality.

       The SYP complies with regulations of the California Board of Forestry and
Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years (subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs will be prepared every decade that address the harvest level based upon assessment of changes in the resource base and other factors. The HCP and incidental take permits related to the HCP allow incidental
"take" of certain species located on the Company's timberlands which species have been listed as endangered or threatened under the ESA and/or the CESA so long as there is no "jeopardy" to the continued existence of such species. The
HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years.

      Under the CWA, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North
Coast Water Board are in the process of establishing TMDLs for 17 northern
California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In December 1999, the EPA issued a report dealing with TMDLs on two of the nine water courses. The agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in
TMDL requirements for these water courses. The North Coast Water Board has begun the process of establishing the final TMDL requirements applicable to the
Company's timberlands. This will be a lengthy process, and the final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to the prescriptions to be developed pursuant to the watershed analysis process provided for in the
HCP.

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies had until recently failed to approve THPs in a timely manner. The rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements have been experienced thus far in 2002. Although delays in the approvals of THPs may from time to time continue to impact the Company's ability to meet its harvesting goals, the Company anticipates that once the
Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs, or carrying out certain other operations. On January 28, 1997, the ERF lawsuit was filed against Pacific Lumber. This action alleges that
Pacific Lumber has discharged pollutants into federal waterways, and seeks to enjoin these activities, remediation, civil penalties of up to $25,000 per day for each violation, and other damages. This case was dismissed by the District
Court on August 19, 1999, but the dismissal was reversed by the U.S. Ninth
Circuit Court of Appeals on October 30, 2000, and the case was remanded to the
District Court. On September 26, 2001, the plaintiffs sent Pacific Lumber a 60 day notice alleging that Pacific Lumber violated the CWA by discharging pollutants into certain waterways. Pacific Lumber has taken certain remedial actions since its receipt of the notice. The Company believes that it has strong factual and legal defenses with respect to the ERF lawsuit; however, there can be no assurance that it will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

      On December 2, 1997, the Wrigley lawsuit was filed. This action alleges, among other things, that the defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the
Elk River watershed. The Company believes that it has strong factual and legal defenses with respect to the Wrigley lawsuit; however, there can be no assurance that it will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

      On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed alleging, among other things, various violations of the CESA and the California Environmental
Quality Act, and challenging, among other things, the validity and legality of the SYP and the Permits issued by California. August 5, 2002, has been set as the trial date. On March 31, 1999, the USWA lawsuit was filed also challenging the validity and legality of the SYP. June 10, 2002, has been set as the trial date. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the
Company is working with the relevant government agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the
EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber.

      On July 24, 2001, the Bear Creek lawsuit was filed. The lawsuit alleges that Pacific Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities in the Bear Creek watershed, and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,000 per day for the defendant's alleged continued violation of the CWA. The EPA has been joined as a defendant in this case. The Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company believes that it has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse effect on its consolidated financial condition or results of operations.

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

      On May 31, 2000, the Company, Federated and Mr. Hurwitz filed the FDIC counterclaim to the FDIC action. The FDIC Counterclaim states that the FDIC illegally paid the OTS to bring claims against the Company, Federated and Mr.
Hurwitz. The Company, Federated and Mr. Hurwitz are asking that the FDIC be ordered to not make any further payments to the OTS to fund the administrative proceedings described above, and seek reimbursement of attorneys' fees and damages from the FDIC. As of March 31, 2002, such fees, which have been recorded in the Company's Consolidated Statement of Operations as incurred, were in excess of $35.0 million. The Company, Federated and Mr. Hurwitz intend to pursue this claim vigorously. If the OTS Director accepts the recommended decision issued by the administrative law judge in the OTS action, then the FDIC may not pursue its claims under the FDIC action.

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

      On January 16, 2001, the Kahn lawsuit was filed against the Company,
Federated and certain of the Company's directors. The plaintiff purports to bring this action as a stockholder of the Company derivatively on behalf of the
Company. The lawsuit concerns the FDIC and OTS actions, and the Company's advancement of fees and expenses on behalf of Federated and certain of the
Company's directors in connection with these actions. It alleges that the defendants have breached their fiduciary duties to the Company, and have wasted corporate assets, by allowing the Company to bear all of the costs and expenses of Federated and certain of the Company's directors related to the FDIC and OTS actions. The plaintiff seeks to require Federated and certain of the Company's directors to reimburse the Company for all costs and expenses incurred by the
Company in connection with the FDIC and OTS actions, and to enjoin the Company from advancing to Federated or certain of the Company's directors any further funds for costs or expenses associated with these actions. The parties to the
Kahn lawsuit have agreed to an indefinite extension of the defendants'
obligations to respond to the plaintiffs' claims. Although it is impossible to assess the ultimate outcome of the Kahn lawsuit, the Company believes that the resolution of this matter should not result in a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      -----------------------------
                                                                                          2002            2001
                                                                                      -------------  --------------
Weighted average shares outstanding:
   Common Stock.....................................................................     6,527,671       6,743,729
   Effect of dilution:
      Class A Preferred Stock(1)....................................................             -         668,484
                                                                                      -------------  --------------
Weighted average number of common and common equivalent
    shares - Basic..................................................................     6,527,671      7,412, 213
   Effect of dilution:
      Stock options (2)(3)..........................................................             -               -
                                                                                      -------------  --------------
Weighted average number of common and common equivalent
    shares - Diluted................................................................     6,527,671       7,412,213
                                                                                      =============  ==============
------------------
(1)   668,390 shares of the Class A Preferred Stock were not included in the computation of basic or diluted earnings per share because the Company had a loss for the three months ended March 31, 2002.
(2)   Options to purchase 834,529 shares of Common Stock outstanding during the three months ended March 31, 2002, were not included in the computation of diluted earnings per share because the Company had a loss for the three months ended March 31, 2002.
(3)   Options to purchase 633,229 shares of Common Stock outstanding during the three months ended March 31, 2001, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Common Stock.

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

      This Quarterly Report on Form 10-Q contains statements which constitute
"forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. These statements appear in a number of places in this section and in Part II. Item 1. "Legal Proceedings." Such statements can be identified by the use of forward- looking terminology such as "believes,"
"expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. This Form
10-Q and the Form 10-K identify other factors that could cause such differences between the forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RESULTS OF OPERATIONS

      The Company operates in three industries: forest products, through MGI and its wholly owned subsidiaries, principally Pacific Lumber and Britt; real estate investment and development, managed through MPC; and racing operations through
SHRP, Ltd. MGHI owns 100% of MGI and is a wholly owned subsidiary of the
Company. In addition, the Company owns 62% of Kaiser, an integrated aluminum producer. All references to the "Company," "Kaiser," "MGHI," "MGI," "Pacific
Lumber," "MPC" and "SHRP, Ltd." refer to the respective companies and their subsidiaries, unless otherwise indicated or the context indicates otherwise.

      DECONSOLIDATION OF KAISER
      As a result of Kaiser's filing for bankruptcy as discussed in Note 1 to the Condensed Consolidated Financial Statements, Kaiser's financial results were deconsolidated beginning February 12, 2002, and the Company began reporting its investment in Kaiser using the cost method. Since Kaiser's results are no longer consolidated and the Company believes that it is not probable that it will be obligated to fund losses related to its investment in Kaiser, any adjustments reflected in Kaiser's financial statements subsequent to February 12, 2002
(relating to the recoverability and classification of recorded asset amounts and classification of liabilities or the effects on existing stockholders' deficit as well as adjustments made to Kaiser's financial information for loss contingencies and other matters), are not expected to affect the Company's financial results.

      The following financial data reflects the results of operations of the
Company excluding Kaiser for the periods presented (in millions, except share data).

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                            2002          2001
                                                                                       -------------- -------------
Revenues.............................................................................. $        72.8  $       64.1
Costs and expenses....................................................................         (69.6)        (71.7)
                                                                                       -------------- -------------
Operating income (loss)...............................................................           3.2          (7.6)
Other income (expenses) - net.........................................................           5.6           9.0
Interest expense......................................................................         (20.6)        (19.8)
                                                                                       -------------- -------------
Loss before income taxes..............................................................         (11.8)        (18.4)
Income tax benefit....................................................................           4.1           5.8
                                                                                       -------------- -------------
Loss before extraordinary item........................................................          (7.7)        (12.6)
Extraordinary item....................................................................           1.8           1.9
                                                                                       -------------- -------------
Net loss.............................................................................. $        (5.9) $      (10.7)
                                                                                       ============== =============
Net loss per share:
   Basic.............................................................................. $       (0.88) $      (1.60)
   Diluted............................................................................         (0.88)        (1.60)

      See Note 1 to the Condensed Consolidated Financial Statements for further discussion of the reorganization proceedings and other matters.

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

      Regulatory and environmental matters play a significant role in the
Company's forest products operations. See Item 1. "Business - Forest Products
Operations - Regulatory and Environmental Matters" of the Form 10-K and Note 8
to the Condensed Consolidated Financial Statements for a discussion of these matters. Regulatory compliance and related litigation have caused delays in obtaining approvals of THPs and delays in harvesting on THPs once they are approved. This has resulted in a decline in harvest, an increase in the cost of logging operations and lower net sales.

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies had until recently failed to approve THPs in a timely manner. The rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements have been experienced thus far in 2002. Although delays in the approvals of THPs may from time to time continue to impact the Company's ability to meet its harvesting goals, the Company anticipates that once the
Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened.

      While the Company has experienced recent improvements in the THP approval process, there can be no assurance that Pacific Lumber will not in the future have difficulties in receiving approvals of its THPs similar to those experienced in the past. Furthermore, there can be no assurance that certain pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, adverse weather conditions or low selling prices, would not have a material adverse effect on the Company's financial position, results of operations or liquidity.
See Part II. Item 1. "Legal Proceedings" and Note 8 to the Condensed
Consolidated Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

      During 2001, comprehensive external and internal reviews were conducted of
Pacific Lumber's business operations. These reviews were conducted in an effort to identify ways in which Pacific Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, indefinitely idled two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by
Pacific Lumber in the last quarter of 2001, or the first quarter of 2002.
Pacific Lumber also ended its internal logging operations (which performed approximately half of its logging operations) as of March 31, 2002, and intends to rely exclusively on third party contract loggers to conduct these activities in the future. Results for the three months ended March 31, 2002, met management's expectations; however, if business performance does not continue to improve, additional restructuring charges may be necessary.

      The following table presents selected operational and financial information for the three months ended March 31, 2002 and 2001, for the
Company's forest products operations.

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                     ------------------------------
                                                                                          2002            2001
                                                                                     --------------  --------------
                                                                                        (In millions of dollars,
                                                                                      except shipments and prices)
Shipments:
   Lumber: (1)
      Redwood upper grades........................................................             6.6             4.1
      Redwood common grades.......................................................            52.7            37.2
      Douglas-fir upper grades....................................................             1.3             2.0
      Douglas-fir common grades...................................................             2.4            13.0
      Other.......................................................................             0.1             0.5
                                                                                     --------------  --------------
   Total lumber...................................................................            63.1            56.8
                                                                                     ==============  ==============
   Wood chips (2).................................................................            15.3            26.6
                                                                                     ==============  ==============

Average sales price:
   Lumber: (3)
      Redwood upper grades........................................................   $       1,365   $       1,845
      Redwood common grades.......................................................             531             614
      Douglas-fir upper grades....................................................           1,265           1,385
      Douglas-fir common grades...................................................             341             322
   Wood chips (4).................................................................              34              70

Net sales:
   Lumber, net of discount........................................................   $        39.1   $        37.1
   Logs...........................................................................             5.4             0.7
   Wood chips.....................................................................             0.5             1.9
   Cogeneration power.............................................................             2.3             4.4
   Other..........................................................................             0.6             0.7
                                                                                     --------------  --------------
      Total net sales.............................................................   $        47.9   $        44.8
                                                                                     ==============  ==============
Operating income (loss)...........................................................   $         2.5   $        (4.5)
                                                                                     ==============  ==============
Operating cash flow (5)...........................................................   $         7.8   $         0.4
                                                                                     ==============  ==============
Loss before income taxes, minority interests and extraordinary item...............   $        (9.3)  $       (15.8)
                                                                                     ==============  ==============
---------------------------

(1)   Lumber shipments are expressed in millions of board feet.
(2)   Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(3)   Dollars per thousand board feet.
(4)   Dollars per bone dry unit.
(5)   Operating income before depletion and depreciation, also referred to as "EBITDA."

      Net Sales
      Net sales for the three months ended March 31, 2002, increased over the comparable prior year period due to higher shipments of common grade redwood lumber, partly offset by lower prices for redwood lumber, and to a lesser degree, lower shipments of Douglas-fir lumber.

      Operating Income (Loss)
      The forest products segment had operating income for the three months ended March 31, 2002, as compared to an operating loss for the comparable period of 2001. In addition to the increase in net sales discussed above, costs associated with lumber production and logging operations decreased as a result of benefits realized from the segment's restructuring and performance improvement initiatives. More specifically, reductions in employees and lower harvesting and operating costs contributed to the improvement in operating results.

      Loss Before Income Taxes, Minority Interests and Extraordinary Item
      The loss before income taxes, minority interests and extraordinary item for the first quarter of 2002 decreased from the loss in the comparable prior year period, primarily as a result of the increase in operating income discussed above.

   REAL ESTATE OPERATIONS

      Industry Overview and Selected Operational Data
      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Arizona, Puerto
Rico, California and Texas.

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            -----------------------
                                                                                               2002        2001
                                                                                            ----------  -----------
                                                                                            (IN MILLIONS OF DOLLARS)

Net sales.................................................................................  $    15.1   $      9.9
Operating income (loss)...................................................................        2.4         (1.4)
Income before income taxes, minority interests and extraordinary item.....................        0.5          0.1

      Net Sales
      Net sales improved for the first quarter of 2002 from the first quarter of
2001 primarily as a result of the recognition of deferred profits from prior period real estate sales and a parcel sale at the Company's Palmas del Mar development project, in addition to rental income from the Lake Pointe Plaza office complex which was acquired in June 2001.

      Operating Income (Loss) and Income Before Income Taxes, Minority Interests
      and Extraordinary Item
      The real estate segment had operating income for the first quarter of 2002 as compared to an operating loss for the comparable prior year period primarily due to the increase in net sales discussed above, which more than offset an increase in segment operating expenses.

      Income before income taxes, minority interests and extraordinary item for the three months ended March 31, 2002, increased slightly from the comparable prior year period as a result of the increases in net sales and operating income discussed above. Offsetting the improvements in operating income was a decline in income from real estate joint ventures in Arizona and interest expense on the
Lakepointe Notes.

   RACING OPERATIONS

      Industry Overview and Selected Operational Data
      The Company indirectly owns SHRP, Ltd., a Texas limited partnership, which owns and operates the Sam Houston Race Park, a Class 1 horse racing facility in
Houston, Texas, and Valley Race Park, a greyhound racing facility located in
Harlingen, Texas. Valley Race Park began operations in March of 2000. Results of operations between periods are generally not comparable due to the timing, varying lengths and types of racing meets held. Historically, the Sam Houston
Race Park has derived a significant amount of its annual net pari-mutuel commissions from live racing and simulcasting. Net pari-mutuel commissions have typically been highest during the first and fourth quarters of the year, the time during which live thoroughbred racing has historically been conducted. Live greyhound racing also contributes to higher net pari-mutuel commissions in the first and fourth quarters of the year.

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            -----------------------
                                                                                               2002        2001
                                                                                            ---------- ------------
                                                                                            (IN MILLIONS OF DOLLARS)

Net sales.................................................................................  $     9.8  $       9.4
Operating income..........................................................................        1.1          1.3
Income before income taxes and minority interests.........................................        1.2          1.3

      Net Sales
      Net sales for the racing segment in the first quarter of 2002 were higher than for the first quarter of 2001 due to a higher number of live race days as well as increases in average daily attendance and net pari-mutuel commissions at
Sam Houston Race Park.

      Operating Income and Income Before Income Taxes, Minority Interests and Extraordinary Item
      Operating income and income before income taxes , minority interests and extraordinary item for the first quarter of 2002 both decreased slightly versus the year ago period as the increases in net sales discussed above were more than offset by increases in operating and general and administrative expenses.

   OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            -----------------------
                                                                                               2002        2001
                                                                                            ----------  -----------
                                                                                            (IN MILLIONS OF DOLLARS)
Operating loss............................................................................  $    (2.8)  $     (3.0)
Income (loss) before income taxes, minority interests and extraordinary item..............       (4.2)        (4.0)

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

   KAISER'S OPERATIONS

      Industry Overview and Selected Operational Data
      Previous to the filing of the Cases, Kaiser's results accounted for a substantial portion of the Company's revenues and operating results. Kaiser, through its principal subsidiary KACC, operates in the following business segments: bauxite and alumina, primary aluminum, flat-rolled products, engineered products and commodities marketing.

      The following table presents selected operational and financial information with respect to Kaiser's operations for the three months ended March
31, 2002 and 2001. The financial information of Kaiser contained herein and related discussions of financial condition and results of operations are based on the assumption that Kaiser will continue as a "going concern" which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the commencement of the
Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. See Note 1 to the Condensed Consolidated
Financial Statements for further discussion.

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        ---------------------------
                                                                                          2002          2001
                                                                                        ------------- -------------
                                                                                         IN MILLIONS OF DOLLARS,
                                                                                       (EXCEPT SHIPMENTS AND PRICES)

Shipments:(1)
   Alumina:
      Third party......................................................................        625.2         664.0
      Intersegment.....................................................................        134.9         182.9
                                                                                        ------------- -------------
        Total alumina..................................................................        760.1         846.9
                                                                                        ------------- -------------
   Primary aluminum:
      Third party......................................................................         51.3          63.9
      Intersegment.....................................................................          1.1           1.5
                                                                                        ------------- -------------
        Total primary aluminum.........................................................         52.4          65.4
                                                                                        ------------- -------------
   Flat-rolled products ...............................................................         12.5          25.0
                                                                                        ------------- -------------
   Engineered products.................................................................         29.3          32.9
                                                                                        ------------- -------------
Average realized third party sales price: (2)
   Alumina (per ton)................................................................... $        169  $        194
   Primary aluminum (per pound)........................................................ $       0.63  $       0.73

Net sales.............................................................................. $      370.6  $      480.3
                                                                                        ============= =============
Operating income (loss) (3)............................................................ $      (36.7) $      215.4
                                                                                        ============= =============
Income (loss) before income taxes and minority interests (4)........................... $      (57.6) $      194.8
                                                                                        ============= =============
-----------------------------------------
(1)   Shipments are expressed in thousands of metric tons. A metric ton is equivalent to 2,204.6 pounds.
(2)   Average realized prices for the flat-rolled products and engineered products business units are not presented as such prices are subject to fluctuations due to changes in product mix.
(3)   Operating loss for the three months ended March 31, 2002 includes special items of $(1.6) million for restructuring charges. Operating income for the three months ended March 31, 2001, includes net gains on power sales of $228.2 million.
(4)   In addition to the items discussed in (3) above, income (loss) before income taxes and minority interests includes special items of $3.6 million
      (primarily gain on sale of real estate) and $7.8 million (mark-to-market gains and asbestos-related changes) for the three months ended March 31,
      2002 and 2001, respectively.

      Net Sales
      Net sales for the quarter ended March 31, 2002, decreased from the year ago period due to a decrease in average realized prices for bauxite and alumina, primary aluminum and engineered products, in addition to a decline in shipments of bauxite and alumina, primary aluminum, flat-rolled products and engineered products. The decrease in average realized prices was primarily due to a decrease in market prices for primary aluminum and metal products in general.
The decrease in shipments resulted primarily from reduced demand due to a weak market, in addition to lower alumina shipments as a result of the sale of an approximate 8.3% interest in QAL in the third quarter of 2001.

      Operating Income (Loss)
      After excluding the special items discussed in Note 3 to the table above,
Kaiser had an operating loss of $35.1 million for the quarter ended March 31,
2002, as compared to an operating loss of $12.8 million the first quarter of
2001. The increase in operating losses was a result of lower net sales discussed above, an increase in general and administrative expenses related to higher pension and medical costs as well as payments related to certain management compensation arrangements.

      Income (Loss) Before Income Taxes and Minority Interests
      Income (loss) before income taxes and minority interests for the three months ended March 31, 2002, decreased from the year ago period primarily due to the decrease in operating income discussed above. In addition, the decrease was also the result of reorganization items of $9.6 million for the three months ended March 31, 2002.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

    This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

  OVERVIEW

    The Company conducts its operations primarily through its subsidiaries.
Creditors of subsidiaries of the Company have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the
Company. Certain of the Company's subsidiaries, principally MGHI, MGI, Pacific
Lumber and Scotia LLC, are restricted by their various debt instruments as to the amount of funds that can be paid in the form of dividends or loaned to affiliates. MGHI and the forest products companies are highly leveraged and have significant debt service requirements. "MAXXAM PARENT" is used in this section to refer to the Company on a stand-alone basis without its subsidiaries.

    As a result of the filing of the Cases, certain claims against Kaiser for principal and accrued interest on secured and unsecured indebtedness existing on the Filing Date are stayed while Kaiser and certain of its subsidiaries continue business operations as debtors-in-possession, subject to the control and supervision of the Court. See Note 1 to the Consolidated Financial Statements
for additional discussion of the Cases. At this time, it is not possible to predict the effect of the Cases on the businesses of Kaiser.

    The following table summarizes certain data related to financial condition and to investing and financing activities of the Company and its subsidiaries.
As a result of the deconsolidation of Kaiser, the balances at March 31, 2002 exclude amounts attributable to Kaiser. For comparison purposes, such amounts have also been excluded from the balances at December 31, 2001 and from the selected information related to changes in cash and cash equivalents for the three months ended March 31, 2002 and 2001, respectively.

                                                  FOREST PRODUCTS
                                             --------------------------
                                                                 MGI
                                             SCOTIA    PACITIC    AND     REAL                      MAXXAM
                                               LLC     LUMBER    OTHER   ESTATE   RACING  MGHI      PARENT     TOTAL
                                             -------   -------  ------- --------  ------ ------     ------- ---------
                                                                   (IN MILLIONS OF DOLLARS)

Debt and credit facilities (excluding
   intercompany notes)
Short-term borrowings and current
   maturities of long-term debt:
   March 31, 2002..........................  $ 15.4    $  0.1(2) $    -  $  10.6   $   -  $   -     $     -   $   26.1
   December 31, 2001.......................    14.9      17.8       0.6     10.4       -      -           -       43.7

Long-term debt, excluding current maturities:
   March 31, 2002..........................  $742.3(1) $  0.4    $    -  $ 160.9   $ 0.2  $71.3(1)  $     -  $  975.1
   December 31, 2001.......................   754.5       0.5         -    162.6     0.2   88.2           -   1,006.0

Revolving credit facilities:
   Facility commitment amounts.............  $ 60.0    $ 50.0    $  2.5  $  23.6   $   -  $   -     $     -  $  136.1
   March 31, 2002:
      Borrowings...........................       -         -         -      3.3       -      -           -       3.3
      Letters of credit....................       -      11.5         -      2.4       -      -           -      13.9
      Unused and available credit..........    60.0      32.1       2.5      4.7       -      -           -      99.3

Cash, cash equivalents, marketable
   securities and other investments
   March 31, 2002:
   Current amounts restricted for debt
    service                                  $  6.0    $    -    $    -  $   0.5   $ 1.0  $   -     $     -  $    7.5
   Other current amounts...................    19.7      10.3      29.3     15.1     4.2   16.4       128.4     223.4
                                             -------   -------   ------- --------  ------ ------    ------- ---------
                                               25.7      10.3      29.3     15.6     5.2   16.4       128.4     230.9
                                             -------   -------   ------- --------  ------ ------    ------- ---------
   Long-term amounts restricted for debt
      service..............................    54.6 (2)     -         -      1.3       -      -           -      55.9
   Other long-term restricted amounts......       -         -       2.3      7.4       -      -           -       9.7
                                             -------   -------   ------- --------  ------ ------    ------- ---------
                                               54.6         -       2.3      8.7       -      -           -      65.6
                                             -------   -------   ------- --------  ------ ------    ------- ---------
                                             $ 80.3    $ 10.3    $ 31.6  $  24.3   $ 5.2  $16.4     $ 128.4  $  296.5
                                             =======   =======   ======= ========  ====== ======    ======= =========

December 31, 2001:
   Current amounts restricted for debt
   service                                   $ 35.3    $    -    $    -  $   0.4   $ 3.7  $   -   $      -  $   39.4
   Other current amounts...................    19.6       2.3      26.6     16.0     3.8   35.7      128.3     232.3
                                             -------   -------   ------- --------  ------ ------  --------- ---------
                                               54.9       2.3      26.6     16.4     7.5   35.7      128.3     271.7
                                             -------   -------   ------- --------  ------ ------  --------- ---------

   Long-term amounts restricted for debt
      service..............................    87.6         -         -      1.3       -      -          -      88.9
   Other long-term restricted amounts......       -         -       2.2      7.4       -      -          -       9.6
                                             -------   -------   ------- --------  ------ ------  --------- ---------
                                               87.6         -       2.2      8.7       -      -          -      98.5
                                             -------   -------   ------- ---------------- ------  --------- ---------
                                             $142.5    $  2.3    $ 28.8  $  25.1   $ 7.5  $35.7   $  128.3  $  370.2
                                             =======   =======   ======= ========  ====== ======  ========= =========
----------------------------

Table and Notes continued on next page

                                                   FOREST PRODUCTS
                                            --------------------------
                                                                 MGI
                                            SCOTIA    PACIFIC    AND     Real                       MAXXAM
                                              LLC     LUMBER    OTHER   ESTATE  RACING   MGHI       PARENT   TOTAL
                                            -------   -------   ------  ------- ------  -------    -------  -------
                                                                   (IN MILLIONS OF DOLLARS)

Changes in cash and cash equivalents
Capital expenditures:
   March 31, 2002.......................... $  1.3    $  1.1    $  0.1   $  0.3  $ 0.1   $    -    $     -  $   2.9
   March 31, 2001..........................    0.7       1.7       0.6      0.1    0.1        -        0.7      3.9

Net proceeds from dispositions of property
   and investments:
   March 31, 2002.......................... $    -    $  0.9    $    -   $    -  $   -   $    -    $     -  $   0.9
   March 31, 2001..........................      -         -         -        -      -        -          -        -

Borrowings (repayments) of debt and credit
     facilities, net of financing costs:
   March 31, 2002.......................... $(11.6)(1)$(17.7)   $ (0.7)  $ (1.6) $   -   $(14.1)(1)$     -  $ (45.7)
   March 31, 2001..........................  (11.4)    (37.0)        -      2.4      -    (12.8)         -    (58.8)

Dividends and advances received (paid):
   March 31, 2002.......................... $(29.4)(2)$ 29.4 (2)$    -   $ (0.8) $   -   $    -    $   0.8  $     -
   March 31, 2001..........................  (73.1)(3)  73.1 (3) (17.1)     0.5      -     17.1       (0.5)       -

--------------------
(1)     The decrease in Scotia LLC's long-term debt between December 31, 2001, and March 31, 2002, was the result of principal payments on the Timber
        Notes of $11.6 million during the three months ended March 31, 2002. The decrease in MGHI's long- term debt was due to repurchases of debt.
(2)     In March 2002, Scotia LLC released $29.4 million from the SAR Account and distributed this amount to Pacific Lumber. Pacific Lumber used these funds to repay the borrowings outstanding under the Pacific Lumber
        Credit Agreement.
(3)     For the three months ended March 31, 2001, $73.1 million of dividends were paid by Scotia LLC to Pacific Lumber using proceeds from the sale of the Owl Creek grove.

   MAXXAM PARENT

      MAXXAM Parent owns 22,061,750 shares of the common stock of Kaiser, representing a 27.3% interest. As a result of the Cases, the value of Kaiser common stock has declined substantially. The market value of the Kaiser shares owned by MAXXAM Parent based on the price per share quoted at the close of business on May 16, 2002, was $1.2 million. There can be no assurance that such value would be realized should MAXXAM Parent dispose of its investment in these shares, and it is possible that all or a portion of MAXXAM Parent's interest may be diluted or cancelled as a part of a plan of reorganization.

      With respect to the OTS and FDIC actions, although the OTS Director may change the administrative law judge's recommended decision, the Company believes that the ultimate resolution of the OTS and FDIC matters should not have a material adverse effect on MAXXAM Parent's financial position, results of operations or liquidity. See Note 8 to the Condensed Consolidated Financial
Statements for further discussion of the OTS and FDIC matters. Any adverse outcome of the regulatory and environmental matters described in Note 8 to the
Condensed Consolidated Financial Statements could materially adversely affect the Company's consolidated financial position, results of operations or liquidity.

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

   MGHI

      During the three months ended March 31, 2002, the Company repurchased
$16.9 million of the MGHI Notes, resulting in an extraordinary gain of $1.8 million (net of tax). Subsequent to March 31, 2002, MGHI repurchased $10.0 million of the MGHI Notes resulting in an extraordinary gain of $0.3 million
(net of tax). MGHI expects that interest payments on the remaining $61.3 million of MGHI Notes will be paid with its existing cash and/or payments by MAXXAM
Parent on the Intercompany Note.

      MGHI owns 27,938,250 shares of the common stock of Kaiser, representing a
34.6% interest. As a result of the Cases, the value of Kaiser common stock has declined substantially. The market value of the Kaiser shares owned by MGHI based on the price per share quoted at the close of business on May 16, 2002, was $1.5 million. There can be no assurance that such value would be realized should MGHI dispose of its investment in these shares, and it is possible that all or a portion of MGHI's interest may be diluted or cancelled as a part of a plan of reorganization.

      MGHI believes that its existing resources and payments on the Intercompany
Note will be sufficient to fund its debt service and working capital requirements for the next year. With respect to its long-term liquidity, MGHI believes that its existing cash and cash resources, together with payments on the Intercompany Note, should be sufficient to meet its debt service and working capital requirements, although there can be no assurance that this will be the case. MAXXAM Parent expects to pay MGHI the amount of the Intercompany Note necessary to retire the MGHI Notes which are due in 2003. The regulatory and environmental matters described under "--Results of Operations - Forest Products
Operations" above have adversely affected cash available from subsidiaries, and therefore distributions to MGHI. Distributions from MGHI's subsidiaries may continue to be minimal, if any, over the next one to two years.

   FOREST PRODUCTS OPERATIONS

      The Scotia LLC Line of Credit allows Scotia LLC to borrow up to one year's interest on the Timber Notes. Scotia LLC has requested that the Scotia LLC Line of Credit be extended for a period of not less than 364 days beginning July 12,
2002. If not extended, Scotia LLC may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the Aggregate
Minimum Principal Amortization Amount, as defined, then due), commencing approximately two and one-half years following the date of the draw.

      On March 5, 2002, Scotia LLC notified the trustee for the Timber Notes that it had met all of the requirements of the SAR Reduction Date, as defined in the Timber Notes Indenture. Accordingly, on March 20, 2002, Scotia LLC released
$29.4 million from the SAR Account and distributed this amount to Pacific
Lumber.

      On the note payment date in January 2002, Scotia LLC had $33.9 million set aside in the note payment account to pay the $28.4 million of interest due as well as $5.5 million of principal. Scotia LLC repaid an additional $6.1 million of principal on the Timber Notes using funds held in the SAR Account, resulting in a total principal payment of $11.6 million, an amount equal to Scheduled
Amortization (as defined in the Timber Notes Indenture).

      With respect to the note payment due in July 2002, Scotia LLC expects that it will require funds from the Scotia LLC Line of Credit to pay a portion of the interest due and that all of the funds used to pay the Scheduled Amortization amount will be provided from the SAR Account.

      Due to its highly leveraged condition, MGI is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see
"--Results of Operations - Forest Products Operations" above and Note 8 to the
Condensed Consolidated Financial Statements), increased competition from other lumber producers or alternative building products and general economic conditions.

      Pacific Lumber's 2001 cash flows from operations were adversely affected by operating inefficiencies, lower lumber prices, an inadequate supply of logs and a related slowdown in lumber production. During 2001, comprehensive external and internal reviews were conducted of Pacific Lumber's business operations.
These reviews were conducted in an effort to identify ways in which Pacific
Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, indefinitely idled two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations
(which performed approximately half of its logging operations) as of March 31,
2002, and intends to rely exclusively on third party contract loggers to conduct these activities in the future.

      The $29.4 million release from the SAR Account discussed above improved
Pacific Lumber's liquidity during the three months ended March 31, 2002, and operating results for the period met management's expectations. However, Pacific
Lumber may require funds available under the Pacific Lumber Credit Agreement, additional repayments by MGI of an intercompany loan and/or capital contributions from MGI to enable it to meet its working capital and capital expenditure requirements for the next year. With respect to long-term liquidity, although MGI and its subsidiaries expect that their existing cash and cash equivalents, lines of credit and ability to generate cash flows from operations should provide sufficient funds to meet their debt service, working capital and capital expenditure requirements, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from Scotia LLC, there can be no assurance that this will be the case.

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

   KAISER

      As a result of the filing of the Cases, claims against the Debtors for principal and accrued interest on secured and unsecured indebtedness existing on the Filing Date are stayed while the Debtors continue business operations as debtors- in-possession, subject to the control and supervision of the Court. At this time, it is not possible to predict the effect of the Cases on the businesses of the Debtors.

      At April 30, 2002, Kaiser's cash and cash equivalents totaled $140.3 million, there were no outstanding borrowings under the DIP Facility and outstanding letters of credit were approximately $41.1 million. As of April 30,
2002, $152.7 million (of which $83.9 million could be used for additional letters of credit) was available to Kaiser under the DIP Facility.

CRITICAL ACCOUNTING POLICIES

      See Item 7. "Management's Discussion and Analysis of Financial Condition
and Results of Operations--Critical Accounting Policies" of the Form 10-K for a
discussion of the Company's critical accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS

      See Note 1 to the Condensed Consolidated Financial Statements for a
discussion of new accounting pronouncements and their potential impact on the
Company.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      This item is not applicable for the Company and its subsidiaries.

                           PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

      Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. No material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

      As a result of the commencement of the Cases, the outstanding principal of and accrued interest on, all long-term debt of Kaiser became immediately due and payable. However, claims against the Debtors for principal and accrued interest are stayed while the Debtors continue business operations as debtors-in-possession. See Note 1 to the Condensed Consolidated Financial
Statements for additional information regarding the effects of the commencement of the Cases on Kaiser's long-term debt. Such information is incorporated herein by reference.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

      A.   EXHIBITS:

           None.

      B.        REPORTS ON FORM 8-K:

      On January 15, 2002, the Company filed a current report on Form 8-K dated
January 15, 2002 (under Item 5), related to discussions between Kaiser and its noteholders.

      On January 31, 2002, the Company filed a current report on Form 8-K dated
January 31, 2002 (under Item 5), related to the deferral of the release of 2001 fourth quarter earnings for Kaiser and the Company, Kaiser's decision not to make an interest payment on a series of notes, and a related matter.

      On February 12, 2002, the Company filed a current report on Form 8-K dated
February 12, 2002 (under Item 5), in connection with Kaiser's filing for Chapter
11 bankruptcy protection.

      On May 2, 2002, the Company filed a current report on Form 8-K dated as of
April 30, 2002 (under Item 4), related to the change of Registrant's certifying accountant.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Registrant and as the principal financial and accounting officers of the
Registrant, respectively.

                                                       MAXXAM INC.

Date: May 20, 2002               By:           /S/      PAUL N. SCHWARTZ
                                       --------------------------------------------------
                                                        Paul N. Schwartz
                                         President, Chief Financial Officer and Director
                                                 (Principal Financial Officer)

Date: May 20, 2002               By:         /S/      ELIZABETH D. BRUMLEY
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
July 24, 2001, in the U.S. District Court in the Northern District of California

Britt:  Britt Lumber Co., Inc., a wholly owned subsidiary of MGI

CARIFA:  Carribean Basin Projects Financing Authority

Cases: The Chapter 11 proceedings of Kaiser and 16 of its subsidiaries

CDF:  California Department of Forestry and Fire Protection

CESA:  California Endangered Species Act

Class A Preferred Stock: Class A $.05 Non-Cumulative Participating Convertible
Preferred Stock of the Company

Code: The United States Bankruptcy Code

Common Stock:  $0.50 par value common stock of the Company

Company:  MAXXAM Inc.

Court: The United States Bankruptcy Court for the District of Delaware

CWA:  Federal Clean Water Act

Debtors: Kaiser, KACC, and the 15 subsidiaries of KACC that have filed petitions for reorganization

DIP Facility: Kaiser's post-petition credit agreement with a group of lenders for debtor-in-possession financing under which Kaiser is able to borrow by means of revolving credit advances and letters of credit (up to $125.0 million) in an aggregate amount equal to the lessor of $300.0 million or a borrowing base relating to eligible accounts receivable, eligible inventory, and eligible fixed assets

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

ESA:  The federal Endangered Species Act

FASB: Financial Accounting Standards Board

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
Hurwitz

Federated: Federated Development, LLC (formerly Federated Development Company), a principal stockholder of the Company

Filing Date: The date, February 12, 2002, on which Kaiser, KACC, or any of the
15 subsidiaries of KACC filed its case

Form 10-K: The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2001

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

Lakepointe Assets: Lakepointe Assets Holdings LLC, a limited liability company, and its subsidiaries, all of which are indirect wholly owned subsidiaries of the
Company

Lakepointe Notes:  Lakepointe Assets'  7.56% notes due June 8, 2021

LIBOR: London Interbank Offering Rate

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

SFAS No. 141: Statement of Financial Accounting Standards No. 141, "Business
Combinations"

SFAS No. 142: Statement of Financial Accounting Standards No. 142, "Goodwill and
Other Intangible Assets"

SFAS No. 143: Statement of Financial Accounting Standards No. 143, "Accounting
for Asset Retirement Obligations"

SFAS No. 144: Statement of Financial Accounting Standards No. 144, "Accounting
for the Impairment or Disposal of Long-lived Assets"

SFAS No. 145: Statement of Financial Accounting Standards No. 145, "Rescission
of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and
Technical Corrections"

SHRP, Ltd.:  Sam Houston Race Park, Ltd., a wholly-owned subsidiary of the Company

SOP 90-7: American Institute of Certified Public Accountants Statement of
Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the
Bankruptcy Code"

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
Timber Collateralized Notes and 7.71% Series B Class A-3 Timber Collateralized
Notes due July 20, 2028

Timber Notes Indenture:  The indenture governing the Timber Notes

TMDLs:  Total maximum daily load limits

UFG:  United Financial Group, Inc.

USAT:  United Savings Association of Texas

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