Form 10-Q
period 2002-06-30
MAXXAM INC
filed 2002-08-14
CIK 63814

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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
Yes |X|   No |_|

   Number of shares of common stock outstanding at August 12, 2002: 6,527,671

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION

          Item 1.   Financial Statements:
                    Consolidated Balance Sheet at June 30, 2002 and December 31, 2001
                    Consolidated Statement of Operations for the three and six months ended
                        June 30, 2002 and 2001
                    Consolidated Statement of Cash Flows for the six months ended
                        June 30, 2002 and 2001
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
                                                                                        ------------- -------------
                                                                                                (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents........................................................... $       83.5  $      272.2
   Marketable securities and other investments.........................................        151.0         152.8
   Receivables:
      Trade, net of allowance for doubtful accounts of $3.2 and $10.0, respectively....         16.3         140.5
      Other............................................................................          7.8          91.6
   Inventories.........................................................................         33.0         364.7
   Prepaid expenses and other current assets...........................................         53.7         134.2
                                                                                        ------------- -------------
        Total current assets...........................................................        345.3       1,156.0
Property, plant and equipment, net of accumulated depreciation of $134.1 and
   $1,094.7, respectively..............................................................        288.7       1,499.5
Timber and timberlands, net of accumulated depletion of $198.5 and $193.6,
   respectively........................................................................        232.0         235.1
Investments in and advances to unconsolidated affiliates...............................          7.9          70.9
Deferred income taxes..................................................................        116.2         109.6
Restricted cash, marketable securities and other investments...........................         67.6          98.5
Long-term receivables and other assets.................................................         98.8         765.7
                                                                                        ------------- -------------
                                                                                        $    1,156.5  $    3,935.3
                                                                                        ============= =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable.................................................................... $        9.4  $      180.4
   Accrued interest....................................................................         28.8          66.1
   Accrued compensation and related benefits...........................................         18.1         168.3
   Other accrued liabilities...........................................................         24.7         248.6
   Payable to affiliates...............................................................            -          52.9
   Short-term borrowings and current maturities of long-term debt, excluding $2.4
      and $2.3, respectively, of repurchased Timber Notes held in the SAR Account......         28.4         217.2
                                                                                        ------------- -------------
        Total current liabilities......................................................        109.4         933.5
Long-term debt, less current maturities and excluding $53.5 and $55.4, respectively,
   of repurchased Timber Notes held in the SAR Account.................................        961.6       1,706.8
Accrued postretirement medical benefits................................................         10.7         652.4
Losses in excess of investment in Kaiser...............................................        498.2             -
Other noncurrent liabilities...........................................................        114.5         999.7
                                                                                        ------------- -------------
        Total liabilities..............................................................      1,694.4       4,292.4
                                                                                        ------------- -------------
Commitments and contingencies (see Note 8)
Minority interests.....................................................................            -         118.5
Stockholders' deficit:
   Preferred stock, $0.50 par value; 12,500,000 shares authorized; Class A $0.05
      Non-Cumulative Participating Convertible Preferred Stock; 669,235
      shares issued....................................................................          0.3           0.3
   Common stock, $0.50 par value; 28,000,000 shares authorized; 10,063,359 shares
      issued...........................................................................          5.0           5.0
   Additional capital..................................................................        225.3         225.3
   Accumulated deficit.................................................................       (586.2)       (524.2)
   Accumulated other comprehensive loss................................................        (66.6)        (66.3)
   Treasury stock, at cost (shares held: preferred - 845; common - 3,535,688)..........       (115.7)        (115.7)
                                                                                        ------------- -------------
        Total stockholders' deficit....................................................       (537.9)       (475.6)
                                                                                        ------------- -------------
                                                                                        $    1,156.5  $     3,935.3
                                                                                        ============= =============

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2002         2001        2002        2001
                                                                   -----------  ----------  ----------  -----------
                                                                                      (UNAUDITED)
Net sales:
   Forest products...............................................  $     54.3   $    53.2   $   102.2   $     98.0
   Real estate...................................................         9.0        10.8        24.1         20.7
   Racing........................................................         5.1         5.4        14.9         14.8
   Aluminum......................................................           -       446.8       167.5        927.1
                                                                   -----------  ----------  ----------  -----------
                                                                         68.4       516.2       308.7      1,060.6
                                                                   -----------  ----------  ----------  -----------

Costs and expenses:
   Cost of sales and operations:
      Forest products............................................        36.1        42.7        71.5         82.7
      Real estate................................................         4.7         6.2        10.2         11.5
      Racing.....................................................         3.9         3.9         9.5          9.4
      Aluminum...................................................           -       426.8       158.6        643.1
   Selling, general and administrative expenses..................        14.2        39.1        51.7         80.6
   Depreciation, depletion and amortization......................         9.4        27.7        27.5         54.2
                                                                   -----------  ----------  ----------  -----------
                                                                         68.3       546.4       329.0        881.5
                                                                   -----------  ----------  ----------  -----------

Operating income (loss):
   Forest products...............................................         7.4         1.0         9.9         (3.5)
   Real estate...................................................        (3.6)       (2.1)       (1.2)        (3.5)
   Racing........................................................        (0.4)       (0.4)        0.7          0.9
   Aluminum......................................................           -       (26.1)      (23.6)       190.8
   Corporate.....................................................        (3.3)       (2.6)       (6.1)        (5.6)
                                                                   -----------  ----------  ----------  -----------
                                                                          0.1       (30.2)      (20.3)       179.1

Other income (expense):
   Investment, interest and other income (expense), net..........         7.1       (38.5)        4.6        (22.2)
   Interest expense..............................................       (19.2)      (44.3)      (51.4)       (89.5)
   Amortization of deferred financing costs......................        (0.7)       (2.0)       (1.8)        (4.5)
                                                                   -----------  ----------  ----------  -----------
Income (loss) before income taxes, minority interests and
   extraordinary items...........................................       (12.7)     (115.0)      (68.9)        62.9
Benefit (provision) for income taxes.............................         4.6        45.6         3.9        (25.2)
Minority interests...............................................           -        25.0         0.9        (18.7)
                                                                   -----------  ----------  ----------  -----------
Income (loss) before extraordinary item..........................        (8.1)      (44.4)      (64.1)        19.0
Extraordinary item:
   Gains on repurchases of debt, net of income tax provision
      of $0.1, $0.9, $1.1, and $2.0, respectively................         0.3         1.7         2.1          3.6
                                                                   -----------  ----------  ----------  -----------
Net income (loss)................................................  $     (7.8)  $   (42.7)  $   (62.0)  $     22.6
                                                                   ===========  ==========  ==========  ===========

Basic and diluted earnings (loss) per common share:
   Income (loss) before extraordinary item.......................  $    (1.25)  $   (6.80)  $   (9.82)  $     2.59
   Extraordinary item............................................        0.05        0.27        0.32         0.50
                                                                   -----------  ----------  ----------  -----------
   Net income (loss).............................................  $    (1.20)  $   (6.53)  $   (9.50)  $     3.09
                                                                   ===========  ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            -----------------------
                                                                                               2002        2001
                                                                                            ----------  -----------
                                                                                                  (UNAUDITED)
Cash flows from operating activities:
   Net income (loss)......................................................................  $   (62.0)  $     22.6
   Adjustments to reconcile net income (loss) to net cash provided by (used for)
      operating activities:
      Depreciation, depletion and amortization............................................       27.5         54.2
      Extraordinary gains on repurchases of debt, net.....................................       (2.1)        (3.6)
      Net gains on marketable securities..................................................       (2.6)        (8.2)
      Net gains on other asset dispositions...............................................       (5.3)        (2.5)
      Minority interests..................................................................       (0.9)        18.7
      Amortization of deferred financing costs............................................        1.8          4.5
      Equity in earnings (loss) of unconsolidated affiliates, net of dividends received...        0.9         (0.9)
      Increase (decrease) in cash resulting from changes in:
        Receivables.......................................................................       14.4         87.2
        Inventories.......................................................................       16.9         32.1
        Prepaid expenses and other current assets.........................................       46.2         (8.0)
        Accounts payable..................................................................        9.9        (25.8)
        Accrued and deferred income taxes.................................................       (8.4)        (5.0)
        Payable to affiliates and other accrued liabilities...............................      (49.0)       (38.5)
        Accrued interest..................................................................        8.4         (2.8)
        Long-term assets and long-term liabilities........................................      (25.4)        70.0
      Other...............................................................................        0.9        (10.9)
                                                                                            ----------  -----------
        Net cash provided by (used for) operating activities..............................      (28.8)       183.1
                                                                                            ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from dispositions of property and investments.............................        6.0          4.7
   Net sales (purchases) of marketable securities and other investments...................        4.9        (93.9)
   Capital expenditures...................................................................      (12.9)      (251.5)
   Decrease in cash attributable to deconsolidation of Kaiser.............................     (130.4)           -
   Other..................................................................................          -         (0.2)
                                                                                            ----------  -----------
        Net cash used for investing activities............................................     (132.4)      (340.9)
                                                                                            ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of long-term debt..............................................        3.7        128.0
   Redemptions, repurchases of and principal payments on long-term debt...................      (40.3)       (61.6)
   Repayments under revolving and short-term credit facilities............................      (19.8)       (66.6)
   Incurrence of deferred financing costs.................................................          -         (5.2)
   Restricted cash withdrawals, net.......................................................       29.9          8.5
   Treasury stock repurchases.............................................................          -         (2.9)
   Other..................................................................................       (1.0)        (5.5)
                                                                                            ----------  -----------
        Net cash used for financing activities............................................      (27.5)        (5.3)
                                                                                            ----------  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.................................................     (188.7)      (163.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................................      272.2        353.2
                                                                                            ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................................  $    83.5   $    190.1
                                                                                            ==========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest.............................................  $    43.0   $     92.3
   Income taxes paid, net.................................................................          -         29.5
   Decrease in accounts payable attributable to capital expenditures......................          -        (23.5)

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
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2002, and the consolidated results of operations for the three and six months ended June 30, 2002 and 2001, and the consolidated cash flows for the six months ended June 30, 2002 and 2001.

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

      As previously disclosed in its audited Consolidated Financial Statements for December 31, 2001, the Company expected it would reverse its losses in excess of its investment in Kaiser on February 12, 2002 and would recognize amounts previously reported as Other Comprehensive Income (a component of stockholders' deficit) in its income statement upon deconsolidation. However, subsequent to filing the Form 10-K, the Company determined that it should not reverse the losses or recognize in earnings the other comprehensive losses related to Kaiser at the time deconsolidation occurred. The Company expects it will consider reversal of these losses when either: (1) Kaiser's bankruptcy is resolved and the amount of the Company's remaining investment in Kaiser is determined or (2) the Company disposes of its shares of Kaiser common stock.
Accordingly, these condensed consolidated financial statements do not reflect any adjustments related to the deconsolidation of Kaiser other than presenting the Company's investment in Kaiser using the cost method, which reflects the investment as a single amount on its balance sheet ($(498.2) million), and discontinuing the recording of earnings or losses from Kaiser after February 11,
2002. When either of the events described above occurs, the Company will re-evaluate the appropriate accounting treatment of its investment in Kaiser based upon the facts and circumstances at such time. No assurances can be given that the Company's ownership interest in Kaiser will not be significantly diluted or cancelled as a result of a plan of reorganization applicable to
Kaiser.

      The following financial data reflects the results of operations of the
Company, excluding Kaiser, for the periods presented (in millions, except share data).

                                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                               JUNE 30,              JUNE 30,
                                                                          -------------------  --------------------
                                                                            2002       2001      2002       2001
                                                                          ---------  --------  ---------  ---------

Net sales................................................................ $   68.4   $  69.4   $  141.2   $  133.5
Costs and expenses.......................................................    (68.3)    (73.5)    (137.9)    (145.2)
                                                                          ---------  --------  ---------  ---------
Operating income (loss)..................................................      0.1      (4.1)       3.3      (11.7)
Other income (expenses) - net............................................      7.1      13.2       12.7       22.2
Interest expense.........................................................    (19.9)    (19.2)     (40.5)     (39.0)
                                                                          ---------  --------  ---------  ---------
Loss before income taxes and minority interests..........................    (12.7)    (10.1)     (24.5)     (28.5)
Income tax benefit.......................................................      4.6       4.7        8.6       10.5
Minority interests.......................................................        -         -        0.2          -
                                                                          ---------  --------  ---------  ---------
Loss before extraordinary item...........................................     (8.1)     (5.4)     (15.7)     (18.0)
Extraordinary item.......................................................      0.3       1.7        2.1        3.6
                                                                          ---------  --------  ---------  ---------
Net loss................................................................. $   (7.8)  $  (3.7)  $  (13.6)  $  (14.4)
                                                                          =========  ========  =========  =========
Net loss per share:
   Basic................................................................. $  (1.20)  $ (0.55)  $  (2.08)  $  (2.16)
   Diluted...............................................................    (1.20)    (0.55)     (2.08)     (2.16)

      REORGANIZATION PROCEEDINGS
      On February 12, 2002, Kaiser, KACC and 13 of KACC's wholly owned subsidiaries filed separate voluntary petitions in the Court for reorganization under Chapter 11 of the Code. On March 15, 2002, two additional wholly owned subsidiaries of KACC filed similar petitions. None of Kaiser's non-U.S.
affiliates were included in the Cases. The Cases are being jointly administered by the Court with the Debtors managing their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Court.

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

      The outstanding principal of, and accrued interest on, all long-term debt of the Debtors became immediately due and payable as a result of the commencement of the Cases. However, the vast majority of the claims in existence at the Filing Date (including claims for principal and accrued interest and substantially all legal proceedings) are stayed (deferred) during the pendency of the Cases. In connection with the filing of the Cases, the Court, upon motion by the Debtors, authorized the Debtors to pay or otherwise honor certain unsecured pre-Filing Date claims, including employee wages and benefits and customer claims in the ordinary course of business, subject to certain limitations. In July 2002, the Court also issued a final order authorizing
Kaiser to fund the cash requirements of its foreign joint ventures in the ordinary course of business and to continue using Kaiser's existing cash management systems. The Debtors also have the right to assume or reject executory contracts existing prior to the Filing Date, subject to Court approval and certain other limitations. In this context, "assumption" means that the
Debtors agree to perform their obligations and cure certain existing defaults under an executory contract and "rejection" means that the Debtors are relieved from their obligations to perform further under an executory contract and are subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of an executory contract is treated as a general unsecured claim in the Cases.

      Generally, pre-Filing Date claims, including certain contingent or unliquidated claims, against the Debtors will fall into two categories: secured and unsecured. Under the Code, a creditor's claim is treated as secured only to the extent of the value of the collateral securing such claim, with the balance of such claim being treated as unsecured. Unsecured and partially secured claims do not accrue interest after the Filing Date. A fully secured claim, however, does accrue interest after the Filing Date until the amount due and owing to the secured creditor, including interest accrued after the Filing Date, is equal to the value of the collateral securing such claim. The amount and validity of pre-Filing Date contingent or unliquidated claims, although presently unknown, ultimately may be established by the Court or by agreement of the parties. As a result of the Cases, additional pre-Filing Date claims and liabilities may be asserted, some of which may be significant. No provision has been included in the accompanying financial statements or the financial data and information of
Kaiser included herein for such potential claims and additional liabilities that may be filed on or before a date to be fixed by the Court as the last day to file proofs of claim.

      Kaiser's objective in the Cases is to achieve the highest possible recoveries for all creditors and stockholders, and to continue the operation of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or achieve a successful reorganization. Further, there can be no assurance that the liabilities of the Debtors will not be found to exceed the fair value of their assets. This could result in claims being paid at less than 100% of their face value and the equity of Kaiser's stockholders, including the Company, being diluted or cancelled.

      Under the Code, the rights of and ultimate payments to pre-Filing Date creditors and stockholders may be substantially altered from their contractual terms. At this time, it is not possible to predict the outcome of the Cases, in general, or the effect of the Cases on the businesses of the Debtors or on the interests of creditors and stockholders.

      Two creditors' committees, one representing the unsecured creditors and the other representing the asbestos claimants, have been appointed in the Cases and, in accordance with the provisions of the Code, will have the right to be heard on all matters that come before the Court. The Debtors expect that the appointed committees, together with a legal representative of potential future asbestos claimants to be appointed by the Court, will play important roles in the Cases and the negotiation of the terms of any plan or plans of reorganization. The Debtors are required to bear certain of the committees'
costs and expenses, including those of their counsel and other advisors.

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

      As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the Filing Date. The Court has subsequently approved an extension of the exclusivity period through December
12, 2002. A further extension of the exclusivity period may be sought by the
Debtors. However, no assurance can be given that such extension will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite number of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

      In March 2002, the Company filed a suit with the Court asking the Court to find that it has no further obligations to the Debtors under certain tax allocation agreements. The Company's suit is based on the assertion that the agreements are personal contracts and financial accommodations which cannot be assumed under the Code.

      On April 12, 2002, Kaiser filed with the Court a motion seeking an order of the Court prohibiting the Company (or MGHI), without first seeking Court relief, from making any disposition of its stock of Kaiser, including any sale, transfer, or exchange of such stock or treating any of its Kaiser stock as worthless for federal income tax purposes. Kaiser indicated in its Court filing that it was concerned that such a transaction could have the effect of depriving
Kaiser of the ability to utilize the full value of its net operating losses, foreign tax credits and minimum tax credits. On July 22, 2002, the Company agreed with Kaiser that it would not dispose of any of its Kaiser shares prior to a hearing on the April 12, 2002 motion. The Company and Kaiser also agreed that the Company (or MGHI) may upon 10 days written notice to Kaiser (a) request the Court to hear the matter at a special hearing or (b) have the matter heard at one of Kaiser's scheduled monthly bankruptcy hearings.

      As of August 12, 2002, the Company owns 50,000,000 shares of the common stock of Kaiser. Kaiser's common stock is publicly traded on the OTC Bulletin
Board under the trading symbol "KLUCQ." The market value for the Kaiser Shares based on the price per share quoted at the close of business on August 12, 2002, was $2.5 million. There can be no assurance that such value would be realized should the Company dispose of its investment in the Kaiser shares.

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

                                                                                         JUNE 30,     DECEMBER 31,
                                                                                           2002           2001
                                                                                       ------------- --------------

Current assets.......................................................................  $      677.6  $       759.2
Property, plant and equipment, net...................................................       1,173.8        1,215.4
Other assets.........................................................................         773.5          769.1
                                                                                       ------------- --------------
           Total assets..............................................................  $    2,624.9  $     2,743.7
                                                                                       ============= ==============

Liabilities not subject to compromise:
   Current liabilities...............................................................  $      368.5  $       803.4
   Long-term debt, less current maturities...........................................          42.9          700.8
   Other liabilities.................................................................         102.2        1,562.1
Liabilities subject to compromise....................................................       2,573.9              -
Minority interests...................................................................         119.4          118.5
Stockholders' deficit................................................................        (582.0)        (441.1)
                                                                                       ------------- --------------
            Total liabilities and stockholders' deficit..............................  $    2,624.9  $     2,743.7
                                                                                       ============= ==============

                                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                               JUNE 30,              JUNE 30,
                                                                          -------------------  --------------------
                                                                            2002       2001      2002       2001
                                                                          ---------  --------  ---------  ---------

Net sales................................................................ $  386.3   $ 446.8   $  756.9   $  927.1
Costs and expenses.......................................................   (423.0)   (474.4)    (830.3)    (739.3)
Other income (expenses), net.............................................     (8.7)    (78.8)     (29.6)     (99.4)
                                                                          ---------  --------  ---------  ---------
Income (loss) before income taxes and minority interests.................    (45.4)   (106.4)    (103.0)      88.4
Benefit (provision) for income taxes.....................................     (6.4)     41.5      (14.4)     (34.5)
Minority interests.......................................................      1.4       0.8        2.9        1.6
                                                                          ---------  --------  ---------  ---------
Net income (loss)........................................................ $  (50.4)  $ (64.1)  $ (114.5)  $   55.5
                                                                          =========  ========  =========  =========

      COMPREHENSIVE INCOME (LOSS)
      The following table sets forth comprehensive income (loss) (in millions).

                                                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                                JUNE 30,             JUNE 30,
                                                                          --------------------  -------------------
                                                                            2002       2001       2002      2001
                                                                          ---------  ---------  --------  ---------

Net income (loss).......................................................  $   (7.8)  $  (42.7)  $ (62.0)  $   22.6
Cumulative effect of accounting change, net of income tax provision
   of $0.3..............................................................         -          -         -        1.1
Unrealized net losses on derivative instruments arising during the
   period, net of income tax benefits of $1.5 and $2.7, respectively....         -       (2.6)        -       (4.6)
Less reclassification adjustment for realized net gains on derivative instruments included in net income, net of income tax (provision)
   benefit of $(3.6) and $0.6, respectively.............................         -        5.5         -       (1.6)
Change in value of available-for-sale investments, net of income tax (provision) benefit of $(0.2), $-, $0.2 and $(0.2),
   respectively.........................................................       0.3       (0.1)     (0.3)       0.2
                                                                          ---------  ---------  --------  ---------
Comprehensive income (loss).............................................  $   (7.5)  $  (39.9)  $ (62.3)  $   17.7
                                                                          =========  =========  ========  =========

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

      In June 2001, the FASB issued SFAS No. 143, which addresses accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The Company is required to adopt SFAS No. 143 beginning on January 1, 2003. In general, SFAS
No. 143 requires the recognition of a liability resulting from anticipated asset retirement obligations, offset by an increase in the value of the associated productive asset for such anticipated costs. Over the life of the asset, depreciation expense is to include the ratable expensing of the retirement cost included with the asset value. The statement applies to all legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset, except for certain lease obligations. Excluded from this statement are obligations arising solely from a plan to dispose of a long-lived asset and obligations that result from the improper operation of an asset (i.e.
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

      In July 2002, the FASB issued SFAS No. 146. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued
operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after
December 31, 2002.

2.    SEGMENT INFORMATION

      The following table presents unaudited financial information by reportable segment (in millions).

                                    REPORTABLE SEGMENTS                     CONSOLIDATED
                              --------------------------------             TOTAL EXCLUDING
                                FOREST      REAL      RACING                  ALUMINUM     ALUMINUM    CONSOLIDATED
                               PRODUCTS    ESTATE   OPERATIONS  CORPORATE    OPERATIONS   OPERATIONS      TOTAL
                              ----------  --------  ---------- ----------- -------------- ----------   ------------
Net sales to unaffiliated
  customers for the three
  months ended:
      June 30, 2002.........  $    54.3   $   9.0   $     5.1  $        -  $        68.4  $       -    $      68.4
      June 30, 2001.........       53.2      10.8         5.4           -           69.4      446.8          516.2

Operating income (loss)
  for the three months
  ended:
      June 30, 2002.........        7.4      (3.6)       (0.4)       (3.3)           0.1          -            0.1
      June 30, 2001.........        1.0      (2.1)       (0.4)       (2.6)          (4.1)     (26.1)         (30.2)

Depreciation, depletion
  and amortization for the
  three months ended:
      June 30, 2002.........        6.5       2.4         0.4         0.1            9.4          -            9.4
      June 30, 2001.........        5.3       1.3         0.3         0.1            7.0       20.7           27.7

Net sales to unaffiliated
  customers for the six
  months ended:
      June 30, 2002.........      102.2      24.1        14.9           -          141.2      167.5 (1)      308.7
      June 30, 2001.........       98.0      20.7        14.8           -          133.5      927.1        1,060.6

Operating income (loss)
  for the six months ended:
      June 30, 2002.........        9.9      (1.2)        0.7        (6.1)           3.3      (23.6)(1)      (20.3)
      June 30, 2001.........       (3.5)     (3.5)        0.9        (5.6)         (11.7)     190.8          179.1

Depreciation, depletion
  and amortization for the
  six months ended:
      June 30, 2002.........       11.8       5.0         0.8         0.2           17.8        9.7 (1)       27.5
      June 30, 2001.........       10.2       2.6         0.7         0.2           13.7       40.5           54.2

Total assets as of:
      June 30, 2002.........      562.5     295.0        37.5       261.5        1,156.5          - (2)    1,156.5
      December 31, 2001.....      610.8     300.0        40.4       285.0        1,236.2    2,699.1        3,935.3

------------------

(1)  Amounts attributable to the aluminum segment are for the period from January
     1, 2002, through February 11, 2002.
(2)  As a result of the deconsolidation of Kaiser, the aluminum segment's balance sheet amounts are not included in the consolidated total as of June 30, 2002.

      Operating income (loss) in the column entitled "Corporate" represents general and administrative expenses not directly attributable to the reportable segments. This column also serves to reconcile the total of the reportable segments' amounts to totals in the Company's consolidated financial statements.

      SPECIAL ITEMS

      Forest Products
      During 2001, comprehensive external and internal reviews were conducted of
Pacific Lumber's business operations. These reviews were conducted in an effort to identify ways in which Pacific Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, closed two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations (which historically performed approximately half of its logging operations) as of March 31, 2002, and will rely exclusively on third party contract loggers to conduct these activities in the future. In connection with these changes, the Company recorded an impairment charge to operating costs of $2.2 million in the fourth quarter of 2001.

      As a result of the changes described above, the Company identified machinery and equipment that it no longer needed for its current or future operations and in 2001 committed to a plan for disposal of these assets during
2002. During the six months ended June 30, 2002, machinery and equipment with a carrying value of $1.0 million was sold, resulting in a gain of $1.3 million.

      A $2.6 million restructuring charge was recorded in the fourth quarter of
2001 reflecting cash termination benefits associated with the separation of approximately 305 employees as part of an involuntary termination plan. As of
June 30, 2002, all of the affected employees had left the Company, and the entire amount of the related liability had been paid.

      Real Estate
      The real estate segment's investment, interest and other income (expense)
includes the following (in millions):

                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                         JUNE 30,                  JUNE 30,
                                                                -------------------------- ------------------------
                                                                   2002          2001         2002         2001
                                                                -----------  ------------- -----------  -----------
Equity in earnings from real estate joint ventures............  $      2.8   $        2.2  $      2.8   $      3.0
                                                                ===========  ============= ===========  ===========

      Aluminum

      The aluminum segment's operating income for the period from January 1,
2002 to February 11, 2002, and the three and six months ended June 30, 2001, includes the impact of certain special items shown in the following table (in millions). These items are included in cost of sales and operations in the
Consolidated Statement of Operations.

                                                                      PERIOD FROM       THREE MONTHS    SIX MONTHS
                                                                  JANUARY 1, 2002, TO       ENDED          ENDED
                                                                   FEBRUARY 11, 2002    JUNE 30, 2001  JUNE 30, 2001
                                                                   -----------------    -------------  --------------
Net gains (losses) on power sales................................     $           -     $       (5.5)  $       222.7
Restructuring charges............................................              (1.3)            (2.5)           (2.5)
                                                                   -----------------    -------------  --------------
                                                                      $        (1.3)    $       (8.0)  $       220.2
                                                                   =================    =============  ==============

      The aluminum segment's income before income taxes and minority interests for the period from January 1, 2002 to February 11, 2002, and the three and six months ended June 30, 2001, include the net impact of certain non-recurring amounts included in investment, interest and other income (expense), net, as shown in the following table (in millions):

                                                                      PERIOD FROM        THREE MONTHS    SIX MONTHS
                                                                   JANUARY 1, 2002, TO      ENDED          ENDED
                                                                   FEBRUARY 11, 2002     JUNE 30, 2001  JUNE 30, 2001
                                                                   ------------------    ------------- --------------
Asbestos-related charges...........................................  $             -     $     (45.8)  $       (53.3)
Mark-to-market gains...............................................             (0.4)            3.1            18.4
Adjustment to environmental liabilities............................                -            (8.0)           (8.0)
All other, net.....................................................              2.2            (1.0)           (1.5)
                                                                   ------------------    ------------  --------------
                                                                     $           1.8     $     (51.7)  $       (44.4)
                                                                   ==================    ============  ==============

3.    CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      RESTRICTED CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS
      Cash, marketable securities and other investments include the following amounts which are restricted (in millions):

                                                                                         JUNE 30,     DECEMBER 31,
                                                                                           2002           2001
                                                                                       ------------- --------------

Current assets:
   Restricted cash and cash equivalents..............................................  $       17.6  $        42.8
                                                                                       ------------- --------------
   Marketable securities, restricted:
      Amounts held in SAR Account....................................................          17.7           17.1
                                                                                       ------------- --------------

Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account.......................................................         105.5          137.8
   Other amounts restricted under the Timber Notes Indenture.........................           2.7            2.8
   Other long-term restricted cash...................................................          11.1           10.9
   Less: Amounts attributable to Timber Notes held in SAR Account....................         (51.7)         (53.0)
                                                                                       ------------- --------------
                                                                                               67.6           98.5
                                                                                       ------------- --------------

Total restricted cash, marketable securities and other investments...................  $      102.9  $       158.4
                                                                                       ============= ==============

      On March 5, 2002, Scotia LLC notified the trustee for the Timber Notes that it had met all of the requirements of the SAR Reduction Date, as defined in the Timber Notes Indenture (e.g., certain harvest, THP inventory and Scotia LLC
Line of Credit requirements). Accordingly, on March 20, 2002, Scotia LLC released $29.4 million from the SAR Account and distributed this amount to
Pacific Lumber.

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

                                                                                          JUNE 30,       DECEMBER 31,
                                                                                            2002             2001
                                                                                        -------------   --------------

Investment in Equity Fund Partnership:
   Restricted........................................................................   $        7.8    $        10.6
   Unrestricted......................................................................          108.7            130.6
                                                                                        -------------   --------------
                                                                                        $      116.5    $       141.2
                                                                                        =============   ==============

Percentage of ownership held.........................................................           36.7%            41.0%
                                                                                        =============   ==============

      The following tables contain summarized financial information of the
Equity Fund Partnership (in millions).

                                                                                        JUNE 30,      DECEMBER 31,
                                                                                          2002            2001
                                                                                      -------------  --------------

Investments, at market value......................................................... $      320.9   $       331.7
Due from brokers.....................................................................        119.5           273.7
Other assets.........................................................................          8.3            24.7
                                                                                      -------------  --------------
   Total assets...................................................................... $      448.7   $       630.1
                                                                                      =============  ==============

Investments sold, not yet purchased, at market value................................. $      119.9   $       283.6
Other liabilities....................................................................         11.3             7.8
Partners' capital....................................................................        317.5           338.7
                                                                                      -------------  --------------
   Total liabilities and partners' capital........................................... $      448.7   $       630.1
                                                                                      =============  ==============

                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       JUNE 30,                   JUNE 30,
                                                               ------------------------- --------------------------
                                                                   2002         2001         2002          2001
                                                               ------------ ------------ ------------  ------------

Investment income............................................. $       1.9  $       3.9  $       3.9   $       7.5
Operating expenses............................................        (2.0)        (4.9)        (4.2)         (7.0)
Net realized and unrealized gains  on investments.............         2.2         10.1          5.5          10.3
                                                               ------------ ------------ ------------  ------------
   Net increase in partners' capital resulting from operations $       2.1  $       9.1  $       5.2   $      10.8
                                                               ============ ============ ============  ============

      As of June 30, 2002 and December 31, 2001, long-term restricted cash, marketable securities and other investments also included $11.2 million and
$10.0 million, respectively, related to an investment in a limited partnership which invests in, among other things, debt and equity securities associated with developed and emerging markets.

4.    INVENTORIES

      Inventories consist of the following (in millions):

                                                                                         JUNE 30,       DECEMBER 31,
                                                                                           2002             2001
                                                                                      --------------   --------------
Forest products operations:
   Lumber............................................................................ $        26.2    $        29.3
   Logs..............................................................................           6.8             22.1
                                                                                      --------------   --------------
                                                                                               33.0             51.4
                                                                                      --------------   --------------
Aluminum operations:
   Finished fabricated products......................................................             -             30.4
   Primary aluminum and work in process..............................................             -            108.3
   Bauxite and alumina...............................................................             -             77.7
   Operating supplies and repair and maintenance parts...............................             -             96.9
                                                                                      --------------   --------------
                                                                                                  -            313.3
                                                                                      --------------   --------------
                                                                                      $        33.0(1) $       364.7
                                                                                      ==============   ==============

---------------------

(1)   As a result of the deconsolidation of Kaiser, Kaiser's inventory amounts are not included in the consolidated total as of June 30, 2002.

      Substantially all product inventories are stated at last-in, first-out
(LIFO) cost, not in excess of market.

5.    Short-term Borrowings

      At June 30, 2002, $14.0 million of letters of credit and no borrowings were outstanding under the Pacific Lumber Credit Agreement. Unused availability was limited to $21.0 million at June 30, 2002. On July 24, 2002, a letter agreement was signed extending the maturity date of the Pacific Lumber Credit
Agreement from August 14, 2003, to August 13, 2004, subject to certain conditions such as completion of a new credit agreement. In connection with such extension, the facility commitment amount was reduced from $50.0 million to
$45.0 million.

      The Scotia LLC Line of Credit allows Scotia LLC to borrow up to one year's interest on the Timber Notes. On May 31, 2002, the Scotia LLC Line of Credit was
extended for an additional year to July 11, 2003. Annually, Scotia LLC will request that the Scotia LLC Line of Credit be extended for a period of not less than 364 days. If not extended, Scotia LLC may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the
Aggregate Minimum Principal Amortization Amount, as defined, then due), commencing approximately two and one-half years following the date of the draw.
At June 30, 2002, Scotia LLC could have borrowed a maximum of $60.0 million under the Scotia LLC Line of Credit, and there were no borrowings outstanding under the Scotia LLC Line of Credit. On the note payment date in July 2002,
Scotia LLC borrowed $13.9 million under the Scotia LLC Line of Credit to pay interest on the Timber Notes.

6.    LONG-TERM DEBT

      Long-term debt consists of the following (in millions):

                                                                                          JUNE 30,    DECEMBER 31,
                                                                                            2002          2001
                                                                                        ------------- ------------
12% MGHI Notes due August 1, 2003.....................................................  $       59.3  $      88.2
6.55% Scotia LLC Timber Notes due July 20, 2028.......................................         106.9        120.3
7.11% Scotia LLC Timber Notes due July 20, 2028.......................................         243.2        243.2
7.71% Scotia LLC Timber Notes due July 20, 2028.......................................         463.3        463.3
7.56% Lakepointe Notes................................................................         120.6        121.7
Other notes and contracts, primarily secured by receivables, buildings, real estate
   and equipment......................................................................          52.6         52.4
                                                                                        ------------- ------------
                                                                                             1,045.9      1,089.1
Aluminum segment debt (1):
   97/8% KACC Senior Notes due February 15, 2002, net of discount.....................             -        172.8
   107/8% KACC Senior Notes due October 15, 2006, including premium...................             -        225.4
   12 3/4% KACC Senior Subordinated Notes due February 1, 2003........................             -        400.0
   Alpart CARIFA Loans................................................................             -         22.0

   Other aluminum operations debt.....................................................             -         54.1
                                                                                        ------------- ------------
                                                                                             1,045.9      1,963.4
      Less: current maturities........................................................         (28.4)      (198.9)
           Timber Notes held in SAR Account...........................................         (55.9)       (57.7)
                                                                                        ------------- ------------
                                                                                        $      961.6  $   1,706.8
                                                                                        ============= ============
-------------------------

(1)   As a result of the deconsolidation of Kaiser, the aluminum segment long-term debt amounts are not included in the consolidated total as of June 30, 2002.

      The amount attributable to the Timber Notes held in the SAR Account of
$51.7 million as of June 30, 2002, reflected in Note 3 above represents the amount paid to acquire $55.9 million of principal amount of Timber Notes.

      During the six months ended June 30, 2002, MGHI repurchased $28.9 million of the MGHI Notes, resulting in an extraordinary gain of $2.1 million (net of tax). Subsequent to June 30, 2002, MGHI repurchased $5.0 million of the MGHI
Notes, resulting in a small gain.

7.    INCOME TAXES

      Subsequent to the deconsolidation of Kaiser, the Company re-evaluated the appropriateness of recognizing a deferred tax benefit with respect to the excess of its tax basis over its financial reporting basis ($(498.2) million as of June
30, 2002) in Kaiser, which is now accounted for under the cost method. The
Company concluded that it should not recognize a deferred tax benefit with respect to its investment in Kaiser, and recorded a full valuation allowance against this deferred tax asset. The Company considered all appropriate factors in determining the realizability of this deferred tax asset, including the potential timing of a disposition, the character of the resulting loss, the limitations on the use of such loss, and the impact on the realizability of other remaining tax attributes.

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

       The SYP complies with regulations of the California Board of Forestry and
Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual harvest level during the last decade of the 100-year planning period. The SYP is effective for 10 years (subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs will be prepared every decade that address the harvest level based upon assessment of changes in the resource base and other factors. The HCP and the Permits related to the HCP allow incidental "take" of certain species located on the Company's timberlands which species have been listed as endangered or threatened under the ESA and/or the CESA so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years.

      In late May 2002, the Company completed its timber cruise, its first since
1986. The results of the timber cruise provided the Company with an estimate of the volume of merchantable timber on the Company's timberlands. The new cruise data reflected a 0.1 million MBF decrease in estimated overall timber volume as compared to the estimated volumes reported as of December 31, 2001, using the
1986 cruise data (adjusted for harvest and estimated growth), with an increase in young growth timber volume almost equal to the decrease in old growth timber volume. This shift in timber volume between classifications decreased the overall timber volume reported in Mbfe by 0.2 million to 2.9 million. The new cruise data indicates that there is significantly less old growth timber available for harvest than estimated as of December 31, 2001, using the 1986 cruise data. This change in mix could potentially result in a decrease in the
Company's revenue. However, because there are many variables that affect revenues and profitability, the Company cannot quantify the effect of the above changes on current and future cash flows. The new timber volumes are now being utilized in various aspects of the Company's operations, including estimating volumes on THPs and determining depletion expense.

      Under the CWA, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North
Coast Water Board are in the process of establishing TMDLs for 17 northern
California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In December 1999, the EPA issued a report dealing with TMDLs on two of the nine water courses. The agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in
TMDL requirements for these water courses. However, in a September 2000 report, the staff of the North Coast Water Board proposed various actions for certain water courses on the Company's timberlands, including restrictions on harvesting beyond those required under the HCP. The North Coast Water Board has begun the process of establishing the TMDL requirements applicable to two other water courses on the Company's timberlands in addition to the two covered by the EPA's
December 1999 report. This will be a lengthy process, and the TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      A California statute, which becomes effective December 31, 2002, eliminates a waiver previously granted to timber companies. This waiver had been in effect for a number of years and waived the requirement under California water quality regulations for timber companies to follow certain waste discharge requirements in connection with their timber harvesting and related operations.
The new statute provides, however, that regional water boards such as the North
Coast Water Board are authorized to renew the waiver. If a regional water board decides not to renew the waiver by January 1, 2003, it may notify a company that the board will require such company to follow certain waste discharge requirements in order to conduct harvesting operations on a THP. The waste discharge requirements may include aquatic protection measures that are different from or in addition to those provided for in the THP approved by the
CDF. If the Company were to be so notified, harvesting activities could be delayed and/or adversely affected, as a separate, additional regulatory process would be required for THPs.

      On August 7, 2002, the North Coast Water Board issued the Company an order requiring reports of waste discharge in connection with the Company's winter operations in the Elk River basin to be conducted under THPs approved by CDF.
This order impacts an estimated 15,100 Mbfe of timber covered by a number of
THPs. This order prohibits winter operations in the watershed until the reports are submitted by the Company and a determination is made by the North Coast
Water Board regarding what, if any, waste discharge requirements would be imposed. This process could result in a significant delay or reduction in harvest. The Company is considering how to respond to this order.

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies had until recently failed to approve THPs in a timely manner. The rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements have been experienced thus far in 2002. Although delays in the approvals of THPs may from time to time continue to impact the Company's ability to meet its harvesting goals, the Company anticipates that once the
Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened (subject to the matters discussed in the previous paragraphs).

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs, or carrying out certain other operations.

      On April 3, 2002, the Environmental Protection Information Association
filed a 60-day notice letter threatening suit against the Company and certain federal agencies under the ESA. The threatened suit would seek to require the federal agencies to consider new information obtained since the approval of the
HCP concerning marbled murrelets and salmon and to require a cessation of certain harvesting operations. No suit has yet been filed. The Company believes that it has strong factual and legal defenses with respect to this matter;
however, there can be no assurance that such a suit would not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

      On January 28, 1997, the ERF lawsuit was filed against Pacific Lumber.
This action alleges that Pacific Lumber has discharged pollutants into federal waterways, and seeks to enjoin these activities, remediation, civil penalties of up to $25,000 per day for each violation, and other damages. This case was dismissed by the District Court on August 19, 1999, but the dismissal was reversed by the U.S. Ninth Circuit Court of Appeals on October 30, 2000, and the
case was remanded to the District Court. On June 5, 2002, the Company settled this lawsuit for $0.5 million.

      On December 2, 1997, the Wrigley lawsuit was filed. This action alleges, among other things, that the defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the
Elk River watershed. The Company believes that it has strong factual and legal defenses with respect to the Wrigley lawsuit; however, there can be no assurance that it will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

      On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed alleging, among other things, various violations of the CESA and the California Environmental
Quality Act, and challenging, among other things, the validity and legality of the SYP and the Permits issued by California. On March 31, 1999, the USWA lawsuit was filed also challenging the validity and legality of the SYP. The previously set trial dates for these matters have been postponed, and new trial dates have not been set. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, and the Company is working with the relevant government agencies to defend these challenges. Although uncertainties are inherent in the final outcome of the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the Company believes that the resolution of these matters should not result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber.

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

      In September 1997, the Company filed suit against a group of its insurers after unsuccessful negotiations with certain of the insurers regarding coverage related to the OTS action under the terms of certain directors and officers liability policies. Binding arbitration with one of the insurers in this matter is scheduled for October 1-4, 2002, and the lawsuit has been dismissed.

      Although the OTS Director may change the judge's recommended decision, the
Company believes that the ultimate resolution of the OTS and FDIC actions should not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

      On January 16, 2001, the Kahn lawsuit was filed against the Company,
Federated and certain of the Company's directors. The plaintiff purports to bring this action as a stockholder of the Company derivatively on behalf of the
Company. The lawsuit concerns the OTS and FDIC actions, and the Company's advancement of fees and expenses on behalf of Federated and certain of the
Company's directors in connection with these actions. It alleges that the defendants have breached their fiduciary duties to the Company, and have wasted corporate assets, by allowing the Company to bear all of the costs and expenses of Federated and certain of the Company's directors related to the OTS and FDIC actions. The plaintiff seeks to require Federated and certain of the Company's directors to reimburse the Company for all costs and expenses incurred by the
Company in connection with the OTS and FDIC actions, and to enjoin the Company from advancing to Federated or certain of the Company's directors any further funds for costs or expenses associated with these actions. The parties to the
Kahn lawsuit have agreed to an indefinite extension of the defendants'
obligations to respond to the plaintiffs' claims. Although it is impossible to assess the ultimate outcome of the Kahn lawsuit, the Company believes that the resolution of this matter should not result in a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

                                                           THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------    ---------------------------
                                                               2002            2001           2002            2001
                                                           ------------    ------------    -----------    ------------
Weighted average shares outstanding:
   Common Stock...........................................    6,527,671       6,531,816      6,527,671       6,637,187
   Effect of dilution:
      Class A Preferred Stock.............................            - (1)           - (1)          - (1)     668,437
                                                           ------------    ------------    -----------    ------------
Weighted average number of common and common equivalent
    shares - Basic........................................    6,527,671       6,531,816      6,527,671       7,305,624
   Effect of dilution:
      Stock options.......................................            - (1)           - (1)          - (1)      10,630 (2)
                                                           ------------    ------------    -----------    ------------
Weighted average number of common and common equivalent
    shares - Diluted......................................    6,527,671       6,531,816      6,527,671       7,316,254
                                                           ============    ============    ===========    ============
------------------

(1)  The Company had losses for the three months ended June 30, 2002 and 2001, and the six months ended June 30, 2002, respectively; therefore the Class A
     Preferred Stock and options were not included in the computation of earnings per share for the period.
(2)  Options to purchase 428,629 shares of Common Stock outstanding during the six months ended June 30, 2001, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Common Stock.

10.   PENSION PLAN MATTERS

      The assets of the pension plans sponsored by the Company and certain subsidiaries, like numerous other companies' plans, are, to a substantial degree, invested in equity trust funds which are managed by a third party. Given the year-to-date performance of the capital markets, it is likely that, barring a material improvement during the remainder of 2002, the Company may be required to reflect an increase in its minimum pension liability in its year-end financial statements as a result of a decline in the value of the assets held by company-sponsored pension plans. Such an increase in the minimum pension liability would be a non-cash adjustment that would be reflected as an increase in pension liability with an offsetting charge to stockholders' deficit (net of income tax) through comprehensive income (rather than net income). The ultimate amount of such additional adjustment cannot be determined until year-end 2002.
However, such amount could be material.

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

   DECONSOLIDATION OF KAISER
      As a result of Kaiser's filing for bankruptcy, as discussed in Note 1 to the Condensed Consolidated Financial Statements, Kaiser's financial results were deconsolidated beginning February 12, 2002, and the Company began reporting its investment in Kaiser using the cost method. Since Kaiser's results are no longer consolidated and the Company believes that it is not probable that it will be obligated to fund losses related to its investment in Kaiser, any adjustments reflected in Kaiser's financial statements subsequent to February 12, 2002
(relating to the recoverability and classification of recorded asset amounts and classification of liabilities or the effects on existing stockholders' deficit as well as adjustments made to Kaiser's financial information for loss contingencies and other matters), are not expected to affect the Company's financial results.

      The following financial data reflects the results of operations of the
Company, excluding Kaiser, for the periods presented (in millions, except share data).

                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                         JUNE 30,                  JUNE 30,
                                                                  -----------------------   -----------------------
                                                                     2002         2001         2002        2001
                                                                  -----------  ----------   ----------  -----------
Net sales.......................................................  $     68.4   $    69.4    $   141.2   $    133.5
Costs and expenses..............................................       (68.3)      (73.5)      (137.9)      (145.2)
                                                                  -----------  ----------   ----------  -----------
Operating income (loss).........................................         0.1        (4.1)         3.3        (11.7)
Other income (expenses) - net...................................         7.1        13.2         12.7         22.2
Interest expense................................................       (19.9)      (19.2)       (40.5)       (39.0)
                                                                  -----------  ----------   ----------  -----------
Loss before income taxes and minority interests.................       (12.7)      (10.1)       (24.5)       (28.5)
Income tax benefit..............................................         4.6         4.7          8.6         10.5
Minority interests..............................................           -           -          0.2            -
                                                                  -----------  ----------   ----------  -----------
Loss before extraordinary item..................................        (8.1)       (5.4)       (15.7)       (18.0)
Extraordinary item..............................................         0.3         1.7          2.1          3.6
                                                                  -----------  ----------   ----------  -----------
Net loss........................................................  $     (7.8)  $    (3.7)   $   (13.6)  $    (14.4)
                                                                  ===========  ==========   ==========  ===========
Net loss per share:
   Basic........................................................  $    (1.20)  $   (0.55)   $   (2.08)  $    (2.16)
   Diluted......................................................       (1.20)      (0.55)       (2.08)       (2.16)

      See Note 1 to the Condensed Consolidated Financial Statements for further discussion of Kaiser's reorganization proceedings and other matters.

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

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. During the implementation period, government agencies had until recently failed to approve THPs in a timely manner. The rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements have been experienced thus far in 2002. Although delays in the approvals of THPs may from time to time continue to impact the Company's ability to meet its harvesting goals, the Company anticipates that once the
Environmental Plans are fully implemented, the process of preparing THPs will become more streamlined, and the time to obtain approval of THPs will potentially be shortened. As discussed in Note 8 to the Condensed Consolidated
Financial Statements, the North Coast Water Board is requiring the Company to apply certain waste discharge requirements to approved THPs covering winter harvesting operations in the Elk River basin, and the North Coast Water Board could beginning in 2003 require the Company to follow waste discharge requirements before harvesting operations are conducted on THPs in other watersheds. This requirement could cause further delays in obtaining regulatory approval for THPs.

      While the Company experienced improvements in the THP approval process during 2001 and 2002, there can be no assurance that Pacific Lumber will not in the future have difficulties in receiving approvals of its THPs similar to those experienced prior to 2001. Furthermore, there can be no assurance that certain pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, adverse weather conditions or low selling prices, will not have a material adverse effect on the Company's financial position, results of operations or liquidity.
See Part II. Item 1. "Legal Proceedings" and Note 8 to the Condensed
Consolidated Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

      During 2001, comprehensive external and internal reviews were conducted of
Pacific Lumber's business operations. These reviews were conducted in an effort to identify ways in which Pacific Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, closed two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations (which historically performed approximately half of its logging operations) as of March 31, 2002, and will rely exclusively on third party contract loggers to conduct these activities in the future. Results for the six months ended June 30, 2002, met management's expectations.
Nevertheless, management is continuing to review the forest products operations, and additional restructuring charges may be necessary.

      Timber Cruise. In late May 2002, the Company completed its timber cruise, its first since 1986. The results of the timber cruise provided the Company with an estimate of the volume of merchantable timber on the Company's timberlands.
The new cruise data reflected a 0.1 million MBF decrease in estimated overall timber volume as compared to the estimated volumes reported as of December 31,
2001 using the 1986 cruise data (adjusted for harvest and estimated growth), with an increase in young growth timber volume almost equal to the decrease in old growth timber volume. This shift in timber volume between classifications decreased the overall timber volume reported in Mbfe by 0.2 million to 2.9 million. The new cruise data indicates that there is significantly less old growth timber available for harvest than estimated as of December 31, 2001, using the 1986 cruise data. This change in mix could potentially result in a decrease in the Company's revenue. However, because there are many variables that affect revenues and profitability, the Company cannot quantify the effect of the above changes on current and future cash flows. The new timber volumes are now being utilized in various aspects of the Company's operations, including estimating volumes on THPs and determining depletion expense.

      The following table presents selected operational and financial information for the three and six months ended June 30, 2002 and 2001, for the
Company's forest products operations.

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                      ------------------------------  -----------------------------
                                                           2002            2001           2002           2001
                                                      ---------------  -------------  ------------  ---------------
                                                          (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)
Shipments:
   Lumber: (1)
      Redwood upper grades.........................              6.9            4.4          13.5              8.5
      Redwood common grades........................             64.8           44.8         117.6             82.0
      Douglas-fir upper grades.....................              1.3            2.6           2.6              4.6
      Douglas-fir common grades....................              3.3           19.9           5.7             32.9
      Other........................................                -            2.1             -              2.6
                                                      ---------------  -------------  ------------  ---------------
   Total lumber....................................             76.3           73.8         139.4            130.6
                                                      ===============  =============  ============  ===============
   Wood chips (2)..................................             17.2           34.1          32.5             60.7
                                                      ===============  =============  ============  ===============

Average sales price:
   Lumber: (3)
      Redwood upper grades.........................   $        1,328   $      1,775   $     1,346   $        1,809
      Redwood common grades........................              546            602           539              607
      Douglas-fir upper grades.....................            1,296          1,350         1,281            1,365
      Douglas-fir common grades....................              330            349           335              338
   Wood chips (4)..................................               34             68            34               69

Net sales:
   Lumber, net of discount.........................   $         46.9   $       45.5   $      86.1   $         82.7
   Logs............................................              3.5            1.5           8.9              2.2
   Wood chips......................................              0.6            2.3           1.1              4.2
   Cogeneration power..............................              2.4            3.0           4.7              7.4
   Other...........................................              0.9            0.9           1.4              1.5
                                                      ---------------  -------------  ------------  ---------------
      Total net sales..............................   $         54.3   $       53.2   $     102.2   $         98.0
                                                      ===============  =============  ============  ===============
Operating income (loss)............................   $          7.4   $        1.0   $       9.9   $         (3.5)
                                                      ===============  =============  ============  ===============
Operating cash flow (5)............................   $         13.9   $        6.3   $      21.7   $          6.7
                                                      ===============  =============  ============  ===============
Loss before income taxes and minority interests....   $         (5.3)  $      (11.0)  $     (14.6)  $        (26.8)
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

      Net Sales
      Net sales for the second quarter and first six months of 2002 increased from the same periods of 2001, primarily reflecting increased shipments of common grade redwood lumber. This improvement more than offset the impact from lower shipments of Douglas-fir lumber and the decline in average sales prices for all categories of lumber.

      Operating Income (Loss)
      Operating results for the forest products segment improved for both the second quarter and first six months of 2002 compared to the year-ago periods. In addition to the increases in net sales discussed above, the segment continues to realize the benefits of cost saving measures taken in late 2001 and early 2002.

      Loss Before Income Taxes and Minority Interests
      The loss before income taxes for the second quarter and first six months of 2002 decreased from the loss in the comparable prior year periods, primarily as a result of the increase in operating income discussed above.

   REAL ESTATE OPERATIONS

      Industry Overview and Selected Operational Data
      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Arizona, Puerto
Rico, California and Texas.

      The following table presents selected operational and financial information for the three and six months ended June 30, 2002 and 2001, for the
Company's real estate operations.

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2002         2001        2002        2001
                                                                   -----------  ----------  ----------  -----------
                                                                               (IN MILLIONS OF DOLLARS)

Net sales:
   Real estate:
      Fountain Hills.............................................  $     1.9    $     2.5   $     4.9   $      6.7
      Mirada.....................................................        0.2            -         0.2            -
      Palmas del Mar.............................................        0.6          3.3         6.1          4.2
      Other......................................................        0.1          0.4         0.4          1.1
                                                                   -----------  ----------  ----------  -----------
        Total....................................................        2.8          6.2        11.6         12.0
                                                                   -----------  ----------  ----------  -----------

   Resort, commercial and other:
      Fountain Hills.............................................         1.0         1.1         1.8          1.9
      Mirada.....................................................           -         0.1           -          0.2
      Palmas del Mar.............................................         3.0         3.2         6.3          6.4
      Lake Pointe................................................         2.1         0.1         4.3          0.1
      Other......................................................         0.1         0.1         0.1          0.1
                                                                   -----------  ----------  ----------  -----------
        Total....................................................         6.2         4.6        12.5          8.7
                                                                   -----------  ----------  ----------  -----------

   Total net sales...............................................  $      9.0   $    10.8   $    24.1   $     20.7
                                                                   ===========  ==========  ==========  ===========

Operating income (loss):
   Fountain Hills................................................  $     (0.1)  $     0.3   $       -   $      1.2
   Mirada........................................................        (0.6)       (0.4)       (1.1)        (0.8)
   Palmas del Mar................................................        (3.5)       (2.1)       (1.4)        (4.0)
   Lake Pointe...................................................         0.8         0.1         1.6          0.1
   Other.........................................................        (0.2)          -        (0.3)           -
                                                                   -----------  ----------  ----------  -----------
      Total operating loss.......................................  $     (3.6)  $    (2.1)  $    (1.2)  $     (3.5)
                                                                   ===========  ==========  ==========  ===========

Investment, interest and other income (expense), net:
   Equity in earnings from real estate joint ventures............  $      2.8   $     2.2   $     2.8   $      3.0
   Other.........................................................         1.1         3.4         2.4          5.0
                                                                   -----------  ----------  ----------  -----------
                                                                   $      3.9   $     5.6   $     5.2   $      8.0
                                                                   ===========  ==========  ==========  ===========

Income (loss) before income taxes and minority interests.........  $     (2.9)  $     2.4   $    (2.4)  $      2.5
                                                                   ===========  ==========  ==========  ===========

      Net Sales
      Net sales for the second quarter of 2002 decreased from the same period of
2001, reflecting a decrease in real estate sales at both the Fountain Hills and
Palmas del Mar development projects. These declines were partially offset by rental income from the Lake Pointe Plaza office complex, which was acquired in
June 2001. Net sales improved for the first six months of 2002 versus the prior year period primarily due to rental income from the Lake Pointe Plaza office complex.

      Operating Loss and Income (Loss) Before Income Taxes and  Minority Interests
      Operating loss for the second quarter of 2002 increased compared to the operating loss for the second quarter of 2001, primarily due to the decrease in real estate sales discussed above. The segment's operating loss decreased for the first six months of 2002 from the same period of 2001 primarily as a result of the increase in net sales discussed above. The segment experienced a loss before income taxes and minority interests for the second quarter and first six months of 2002, as compared to income before income taxes and minority interests for the same periods of 2001, primarily due to increased interest expense in
2002 as a result of borrowings related to the purchase of the Lake Pointe Plaza office complex in June 2001 and because 2001 results included approximately $2.5 million of gain from insurance recoveries from property damage resulting from the 1998 hurricane in Puerto Rico.

   RACING OPERATIONS

      Industry Overview and Selected Operational Data
      The Company indirectly owns SHRP, Ltd., a Texas limited partnership, which owns and operates the Sam Houston Race Park, a Class 1 horse racing facility in
Houston, Texas, and Valley Race Park, a greyhound racing facility located in
Harlingen, Texas. Valley Race Park began operations in March of 2000. Results of operations between periods are generally not comparable due to the timing, varying lengths and types of racing meets held. Historically, Sam Houston Race
Park has derived a significant amount of its annual net pari-mutuel commissions from live racing and simulcasting. Net pari-mutuel commissions have typically been highest during the first and fourth quarters of the year, the time during which Sam Houston Race Park has historically conducted live thoroughbred racing.
Live greyhound racing also contributes to higher net pari-mutuel commissions in the first and fourth quarters of the year.

      The following table presents selected operational and financial information for the three and six months ended June 30, 2002 and 2001, for the
Company's racing operations.

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2002        2001         2002        2001
                                                                   ---------- ------------  ----------  -----------
                                                                               (IN MILLIONS OF DOLLARS)

Number of live race days:
   Sam Houston Race Park.........................................          -            4          52           51
   Valley Race Park..............................................          6            1          84           78

Handle:
   Sam Houston Race Park:
      On-track handle............................................  $    32.7  $      33.2   $    71.7   $     70.4
      Off-track handle...........................................          -          9.2       105.0        106.9
                                                                   ---------- ------------  ----------  -----------
        Total....................................................  $    32.7  $      42.4   $   176.7   $    177.3
                                                                   ========== ============  ==========  ===========

   Valley Race Park:
      On-track handle............................................  $     5.2  $       4.6   $    12.5   $     11.9
      Off-track handle...........................................        0.2          0.3         2.9          3.6
                                                                   ---------- ------------  ----------  -----------
        Total....................................................  $     5.4  $       4.9   $    15.4   $     15.5
                                                                   ========== ============  ==========  ===========

Net sales:
   Sam Houston Race Park:
      Net parimutuel commissions.................................  $     2.9  $       3.2   $     8.7   $      8.7
      Other revenues.............................................        1.4          1.4         3.7          3.5
                                                                   ---------- ------------  ----------  -----------
        Total....................................................        4.3          4.6        12.4         12.2
                                                                   ---------- ------------  ----------  -----------
   Valley Race Park:
      Net parimutuel commissions.................................        0.6          0.6         1.8          1.8
      Other revenues.............................................        0.2          0.2         0.7          0.8
                                                                   ---------- ------------  ----------  -----------
        Total....................................................        0.8          0.8         2.5          2.6
                                                                   ---------- ------------  ----------  -----------
   Total net sales...............................................  $     5.1  $       5.4   $    14.9   $     14.8
                                                                   ========== ============  ==========  ===========

Operating income (loss):
   Sam Houston Race Park.........................................  $    (0.4) $      (0.3)  $     0.7   $      1.0
   Valley Race Park..............................................          -         (0.1)          -         (0.1)
                                                                   ---------- ------------  ----------  -----------
      Total operating income (loss)..............................  $    (0.4) $      (0.4)  $     0.7   $      0.9
                                                                   ========== ============  ==========  ===========

Income (loss) before income taxes and minority interests.........  $    (0.5) $      (0.4)  $     0.7   $      0.9
                                                                   ========== ============  ==========  ===========

      Net Sales
      Net sales for the racing segment decreased for the second quarter of 2002 versus the year ago period due to decreases in wagering at Sam Houston Race Park
(due to fewer live racing days). Net sales were substantially unchanged for the first six months of 2002 over the year-ago period.

      Operating Income (Loss) and Income (Loss) Before Income Taxes and Minority Interests
      Operating results and income (loss) before income taxes and minority interests for the second quarter and first six months of 2002 were substantially unchanged versus the comparable prior year periods.

   OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2002         2001        2002        2001
                                                                   -----------  ----------  ----------  -----------
                                                                               (IN MILLIONS OF DOLLARS)
                                                                                ----------  ----------  -----------
Operating loss...................................................  $     (3.3)  $    (2.6)  $    (6.1)  $     (5.6)
Loss before income taxes and minority interests..................        (4.0)       (1.1)       (8.2)        (5.1)

      The operating losses represent corporate general and administrative expenses that are not allocated to the Company's industry segments. The losses before income taxes and minority interests include operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, that are not attributable to the Company's industry segments. The increase in the loss before income taxes and minority interests is primarily a result of lower earnings from cash equivalents, marketable securities and other investments.

   KAISER'S OPERATIONS

      Industry Overview and Selected Operational Data
      Previous to the filing of the Cases, Kaiser's results accounted for a substantial portion of the Company's revenues and operating results. Kaiser, through its principal subsidiary, KACC, operates in the following business segments: bauxite and alumina, primary aluminum, flat-rolled products, engineered products and commodities marketing.

      The following table presents selected operational and financial information with respect to Kaiser's operations for the three months ended June
30, 2002 and 2001. The financial information of Kaiser contained herein and related discussions of financial condition and results of operations are based on the assumption that Kaiser will continue as a "going concern" which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the commencement of the
Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. See Note 1 to the Condensed Consolidated
Financial Statements for further discussion.

                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                            ---------------------------  ---------------------------
                                                                2002          2001           2002          2001
                                                            -------------  ------------  ------------- -------------
                                                            (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)
Shipments:(1)
   Alumina:
      Third party.......................................           648.4         664.9        1,273.6       1,328.9
      Intersegment......................................            51.4          51.9          186.3         234.8
                                                            -------------  ------------  ------------- -------------
        Total alumina...................................           699.8         716.8        1,459.9       1,563.7
                                                            -------------  ------------  ------------- -------------
   Primary aluminum:
      Third party.......................................            44.7          62.8           96.0         126.7
      Intersegment......................................             0.5           0.5            1.6           2.0
                                                            -------------  ------------  ------------- -------------
        Total primary aluminum..........................            45.2          63.3           97.6         128.7
                                                            -------------  ------------  ------------- -------------
   Flat-rolled products ................................            15.1          17.8           27.6          42.8
                                                            -------------  ------------  ------------- -------------
   Engineered products..................................            33.2          31.3           62.5          64.2
                                                            -------------  ------------  ------------- -------------
Average realized third party sales price: (2)
   Alumina (per ton)....................................    $        168   $       190   $        168  $       192
   Primary aluminum (per pound).........................    $       0.65   $      0.69   $       0.64  $       0.71

Net sales...............................................    $      386.3   $     446.8   $      756.9  $      927.1
                                                            =============  ============  ============= =============
Operating income (loss) (3).............................    $      (36.7)  $     (27.6)  $      (73.4) $      187.8
                                                            =============  ============  ============= =============
Income (loss) before income taxes and minority interests (4)$      (45.4)  $    (106.4)  $     (103.0) $       88.4
                                                            =============  ============  ============= =============
-----------------------------------------

(1)   Shipments are expressed in thousands of metric tons. A metric ton is equivalent to 2,204.6 pounds.
(2)   Average realized prices for the flat-rolled products and engineered products business units are not presented as such prices are subject to fluctuations due to changes in product mix.
(3)   Operating loss for the three and six months ended June 30, 2002 includes special items of $(5.9) million and $(7.5) million, respectively, for restructuring charges and $(1.6) for each period for impairment charges associated with product line exits. Operating income for the three and six months ended June 30, 2001, includes special items of $(8.0) million and
      $220.2 million, respectively, primarily consisting of net gains on power sales.
(4)   In addition to the items discussed in (3) above, income (loss) before income taxes and minority interests for the three and six months ended
      June 30, 2002, respectively, includes special items of $0.3 million and
      $2.5 million, respectively, primarily consisting of a gain on sale of real estate. Income before income taxes and minority interests for the three and six months ended June 30, 2001, respectively, includes special items of $(45.8) million and $(53.3) million for asbestos-related charges; $3.1 million and $18.4 million for mark-to-market gains; $(8.0) million and
      $(8.0) million for environmental remediation charges; and $(1.0) million and $(1.5) million for other special items (see Note 2 to the Condensed
      Consolidated Financial Statements).

      Net Sales Net sales for the quarter and six months ended June 30, 2002, decreased from the year ago periods due to a decrease in average realized prices for bauxite and alumina, primary aluminum, flat-rolled products and engineered products, in addition to a decline in shipments of bauxite and alumina, primary aluminum and flat-rolled products. Shipments of engineered products increased during the second quarter of 2002 as compared to the second quarter of 2001;
however, on a year-to-date basis, shipments of engineered products decreased versus the prior year. The decrease in average realized prices was primarily due to a decrease in market prices for primary aluminum. The decrease in shipments resulted primarily from reduced demand due to a weak market and the sale of an approximate 8.3% interest in QAL in the third quarter of 2001, in addition to the curtailment of certain potline operations in March 2002 and the curtailment of certain rod operations during the second quarter of 2001. The increase in shipments of engineered products during the second quarter of 2002 was the result of increased ground transportation and electrical markets' shipments due to increased market demand offset in part by reduced general aviation market shipments.

      Operating Income (Loss)
      After excluding the special items discussed in Note 3 to the table above,
Kaiser had operating losses of $(29.2) million and $(64.3) million for the three and six months ended June 30, 2002, respectively, as compared to operating losses of $(19.6) million and $(32.4) million for the same periods of 2001. The increase in operating losses was a result of lower net sales discussed above, an increase in general and administrative expenses related to higher pension and medical costs, charges related to a key employee retention program, and payments related to certain management compensation arrangements.

      Income (Loss) Before Income Taxes and Minority Interests
      After excluding the special items discussed in Notes 3 and 4 to the table above, Kaiser had losses before income taxes and minority interests of $(38.2)
million and $(96.4) million for the three and six months ended June 30, 2002, respectively, as compared to $(46.7) million and $(87.4) million for the same periods of 2001. In addition, results also included reorganization items of $6.5 million (primarily professional fees) and $16.1 million (primarily professional fees and accelerated amortization of certain deferred financing costs) for the quarter and six months ended June 30, 2002, respectively.

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
As a result of the deconsolidation of Kaiser, the balances at June 30, 2002 exclude amounts attributable to Kaiser. For comparison purposes, such amounts have also been excluded from the balances at December 31, 2001 and from the selected information related to changes in cash and cash equivalents for the six months ended June 30, 2002 and 2001, respectively.

      The following table summarizes certain data related to financial condition and to investing and financing activities of the Company and its subsidiaries.

                                                    FOREST PRODUCTS
                                            ------------------------------
                                                                     MGI
                                            SCOTIA      PACIFIC      AND    REAL                          MAXXAM
                                              LLC       LUMBER      OTHER  ESTATE     RACING  MGHI        PARENT     TOTAL
                                            -------    --------    ------- -------    ------ -------    --------- ---------
                                                                  (IN MILLIONS OF DOLLARS)

Debt and credit facilities (excluding
   intercompany notes)

Short-term borrowings and current
   maturities of long-term debt:
   June 30, 2002.........................   $ 15.4     $   0.1 (2) $    -  $ 12.9     $   -  $    -     $      -  $   28.4
   December 31, 2001.....................     14.9        17.8        0.6    10.4         -       -            -      43.7

Long-term debt, excluding current
   maturities:
   June 30, 2002.........................   $742.3 (1) $   0.4     $    -  $159.4     $ 0.2  $ 59.3 (1) $      -  $  961.6
   December 31, 2001.....................    754.5         0.5          -   162.6       0.2    88.2            -   1,006.0

Revolving credit facilities:
   June 30, 2002:
      Facility commitment amounts........   $ 60.0     $  50.0     $  2.5  $ 14.0     $   -  $    -    $       -  $  126.5
      Borrowings.........................        -           -          -       -         -       -            -         -
      Letters of credit..................        -        14.0          -     2.5         -       -            -      16.5
      Unused and available credit........     60.0        21.0        2.5     3.7         -       -            -      87.2

Cash, cash equivalents, marketable
   securities and other investments
June 30, 2002:
   Current amounts restricted for debt
      service                               $ 30.4     $     -     $    -  $  0.4     $   -  $    -     $      -  $   30.8
   Other current amounts.................      2.2        19.8       31.9     9.9       6.4     4.3        129.2     203.7
                                            -------    --------    ------- -------    ------ -------    --------- ---------
                                              32.6        19.8       31.9    10.3       6.4     4.3        129.2     234.5
                                            -------    --------    ------- -------    ------ -------    --------- ---------
   Long-term amounts restricted for
      debt service.......................     56.5 (2)       -          -     1.3         -       -            -      57.8
   Other long-term restricted amounts....        -           -        2.3     7.5         -       -            -       9.8
                                            -------    --------    ------- -------    ------ -------    --------- ---------
                                              56.5           -        2.3     8.8         -       -            -      67.6
                                            -------    --------    ------- -------    ------ -------    --------- ---------
                                            $ 89.1     $  19.8     $ 34.2  $ 19.1     $ 6.4  $  4.3     $  129.2  $  302.1
                                            =======    ========    ======= =======    ====== =======    ========= =========

December 31, 2001:
   Current amounts restricted for debt
      service                               $ 52.4     $     -     $    -  $  0.4     $   -  $    -     $      -  $   52.8
   Other current amounts.................      2.5         2.3       26.6    16.0       7.5    35.7        128.3     218.9
                                            -------    --------    ------- -------    ------ -------    --------- ---------
                                              54.9         2.3       26.6    16.4       7.5    35.7        128.3     271.7
                                            -------    --------    ------- -------    ------ -------    --------- ---------

   Long-term amounts restricted for debt
      service............................     87.6           -          -     1.3         -       -            -      88.9
   Other long-term restricted amounts....        -           -        2.2     7.4         -       -            -       9.6
                                            -------    --------    ------- -------    ------ -------    --------- ---------
                                              87.6           -        2.2     8.7        -       -             -      98.5
                                            -------    --------    ------- -------    ------ -------    --------- ---------
                                            $142.5     $   2.3     $ 28.8  $ 25.1     $ 7.5  $ 35.7     $  128.3  $  370.2
                                            =======    ========    ======= =======    ====== =======    ========= =========
----------------------------

Table and Notes continued on next page

                                                    FOREST PRODUCTS
                                            ------------------------------
                                                                     MGI
                                            SCOTIA      PACIFIC      AND    REAL                          MAXXAM
                                              LLC       LUMBER      OTHER  ESTATE     RACING  MGHI        PARENT     TOTAL
                                            -------    --------    ------- -------    ------ -------    --------- ---------
                                                                  (IN MILLIONS OF DOLLARS)

Changes in cash and cash equivalents for
   the six month periods
Capital expenditures:
   June 30, 2002..........................  $  3.3     $  2.3      $ 0.4   $  1.8     $ 0.2  $    -     $      -  $    8.0
   June 30, 2001..........................     2.9        3.6        0.8    132.6 (4)   0.6       -          0.7     141.2

Net proceeds from dispositions of property
   and investments:
   June 30, 2002..........................  $    -     $  1.5      $   -   $    -     $   -  $    -     $      -  $    1.5
   June 30, 2001..........................       -          -          -        -         -       -          0.1       0.1

Borrowings (repayments) of debt and credit
   facilities, net of financing costs:
   June 30, 2002..........................  $(11.7)(1) $(17.7)     $(0.6)  $ (0.7)    $   -  $(25.7)(1) $      -  $  (56.4)
   June 30, 2001..........................   (11.4)     (37.0)         -    121.8 (4)     -   (25.1)        (0.1)     48.2

Dividends and advances received (paid):
   June 30, 2002..........................  $(29.4)(2) $ 29.4 (2)  $(0.1)  $  0.1     $(1.7) $    -     $    1.7  $      -
   June 30, 2001..........................   (73.1)(3)   73.1 (3)  (17.1)    (8.5)       -     17.1          8.5         -

----------------------

(1)   The decrease in Scotia LLC's long-term debt between December 31, 2001, and
      June 30, 2002, was the result of principal payments on the Timber Notes of
      $11.6 million during the six months ended June 30, 2002. The decrease in
      MGHI's long-term debt was due to repurchases of debt.
(2)   In March 2002, Scotia LLC released $29.4 million from the SAR Account and distributed this amount to Pacific Lumber. Pacific Lumber used these funds to repay the borrowings outstanding under the Pacific Lumber Credit
      Agreement.
(3)   For the six months ended June 30, 2001, $73.1 million of dividends were paid by Scotia LLC to Pacific Lumber using proceeds from the sale of its
      Owl Creek grove.
(4)   Capital expenditures and borrowings for the Real Estate segment as of and for the period ended June 30, 2001, reflect the purchase of the Lake
      Pointe Plaza office complex.

   MAXXAM PARENT

      MAXXAM Parent owns 22,061,750 shares of the common stock of Kaiser, representing a 27.3% interest. As a result of the Cases, the value of Kaiser common stock has declined substantially. The market value of the Kaiser shares owned by MAXXAM Parent, based on the price per share quoted at the close of business on August 12, 2002, was $1.1 million. It is possible that MAXXAM
Parent's interest may be diluted or cancelled as a part of a plan of reorganization.

      With respect to the OTS and FDIC actions, although the OTS Director may change the administrative law judge's recommended decision, the Company believes that the ultimate resolution of the OTS and FDIC matters should not have a material adverse effect on MAXXAM Parent's financial position, results of operations or liquidity. See Note 8 to the Condensed Consolidated Financial
Statements for further discussion of the OTS and FDIC matters. Any adverse outcome of the regulatory and environmental matters described in Note 8 to the
Condensed Consolidated Financial Statements could materially affect the
Company's consolidated financial position, results of operations or liquidity.

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

   MGHI

      During the six months ended June 30, 2002, the Company repurchased $28.9 million of the MGHI Notes, resulting in an extraordinary gain of $2.1 million
(net of tax). Subsequent to June 30, 2002, MGHI repurchased $5.0 million of the
MGHI Notes, resulting in a small gain. MGHI expects that interest payments on the remaining $54.3 million of MGHI Notes will be made using funds from payments by MAXXAM Parent on the Intercompany Note.

      MGHI owns 27,938,250 shares of the common stock of Kaiser, representing a
34.6% interest. As a result of the Cases, the value of Kaiser common stock has declined substantially. The market value of the Kaiser shares owned by MGHI based on the price per share quoted at the close of business on August 12, 2002, was $1.4 million. It is possible that MGHI's interest may be diluted or cancelled as a part of a plan of reorganization.

      MGHI believes that its existing resources and payments on the Intercompany
Note will be sufficient to fund its debt service and working capital requirements for the next year. With respect to its long-term liquidity, MGHI believes that its existing cash and cash resources, together with payments on the Intercompany Note, should be sufficient to meet its debt service and working capital requirements, although there can be no assurance that this will be the case. MAXXAM Parent expects to pay MGHI the amount of the Intercompany Note necessary to retire the MGHI Notes which are due in 2003. The regulatory and environmental matters described under "--Results of Operations--Forest Products
Operations" above have adversely affected cash available from subsidiaries, and in turn the amount of distributions to MGHI. Distributions from MGHI's subsidiaries may continue to be minimal, if any, over the next year.

   FOREST PRODUCTS OPERATIONS

      At June 30, 2002, $14.0 million of letters of credit and no borrowings were outstanding under the Pacific Lumber Credit Agreement. Unused availability was limited to $21.0 million at June 30, 2002. On July 24, 2002, a letter agreement was signed extending the maturity date of the Pacific Lumber Credit
Agreement from August 14, 2003, to August 13, 2004, subject to certain conditions such as completion of a new credit agreement. In connection with such extension, the facility commitment amount was reduced from $50.0 million to
$45.0 million.

      The Scotia LLC Line of Credit allows Scotia LLC to borrow up to one year's interest on the Timber Notes. On May 31, 2002, the Scotia LLC Line of Credit was
extended for an additional year to July 11, 2003. Annually, Scotia LLC will request that the Scotia LLC Line of Credit be extended for a period of not less than 364 days. If not extended, Scotia LLC may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the
Aggregate Minimum Principal Amortization Amount, as defined, then due), commencing approximately two and one-half years following the date of the draw.
At June 30, 2002, Scotia LLC could have borrowed a maximum of $60.0 million under the Scotia LLC Line of Credit, and there were no borrowings outstanding under the Scotia LLC Line of Credit.

      On March 5, 2002, Scotia LLC notified the trustee for the Timber Notes that it had met all of the requirements of the SAR Reduction Date, as defined in the Timber Notes Indenture (e.g., certain harvest, THP inventory and Scotia LLC
Line of Credit requirements). Accordingly, on March 20, 2002, Scotia LLC released $29.4 million from the SAR Account and distributed this amount to
Pacific Lumber.

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

      On the note payment date in July 2002, Scotia LLC had $15.1 million set aside in the note payment account and borrowed $13.0 million (net of $0.9 million for Timber Notes held by Scotia LLC) from the Scotia LLC Line of Credit to pay the $28.1 million of interest due. Scotia LLC repaid $3.2 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      Due to its highly leveraged condition, MGI is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation and litigation affecting its timber harvesting practices (see
"--Results of Operations--Forest Products Operations" above and Note 8 to the
Condensed Consolidated Financial Statements), increased competition from other lumber producers or alternative building products and general economic conditions.

      Pacific Lumber's 2001 cash flows from operations were adversely affected by operating inefficiencies, lower lumber prices, an inadequate supply of logs and a related slowdown in lumber production. During 2001, comprehensive external and internal reviews were conducted of Pacific Lumber's business operations.
These reviews were conducted in an effort to identify ways in which Pacific
Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, closed two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations
(which historically performed approximately half of its logging operations) as of March 31, 2002, and will rely exclusively on third party contract loggers to conduct these activities in the future.

     The $29.4 million release from the SAR Account discussed above improved
Pacific Lumber's liquidity during the six months ended June 30, 2002, and operating results for the period met management's expectations. However, Pacific
Lumber's cash flows from operations may be adversely affected by the availability of logs, including old growth logs. See "Results of
Operations-Forest Products Operations" above as well as Note 8 to the Condensed
Consolidated Financial Statements for further discussion on the regulatory and environmental factors affecting harvest levels and the results of the timber cruise completed in 2002. Pacific Lumber may require funds available under the
Pacific Lumber Credit Agreement, additional repayments by MGI of an intercompany loan and/or capital contributions from MGI to enable it to meet its working capital and capital expenditure requirements for the next year.

      Scotia LLC's cash flows from operations are significantly impacted by harvest volumes and SBE Prices. On June 19, 2002, the State Board of
Equalization adopted the new Harvest Value Schedule for the second half of 2002.
The SBE Prices published in this schedule reflect an approximate 16% decline for small redwood logs and no price change for small Douglas fir logs. This decline in SBE Prices will have an adverse impact on Scotia LLC's net sales and liquidity for the second half of 2002. With respect to short-term liquidity,
Scotia LLC believes that existing cash available for principal payments from the
SAR Account, and funds available under the Scotia LLC Line of Credit, together with cash flows from operations, should provide sufficient funds to meet its working capital, capital expenditures and required debt service obligations through 2003. However, cash flows from operations may be insufficient to allow
Scotia LLC to service its debt in the long-term if Scotia LLC does not experience improvements in SBE Prices. In addition, cash flows from operations may continue to be adversely affected if harvest levels decline as a result of the factors discussed in "--Results of Operations--Forest Products
Operations--Industry Overview and Selected Operational Data" above and Note 8 to the Condensed Consolidated Financial Statements.

      With respect to long-term liquidity, although MGI and its subsidiaries expect that their existing cash and cash equivalents, lines of credit and ability to generate cash flows from operations should provide sufficient funds to meet their debt service, working capital and capital expenditure requirements, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from Scotia LLC and SBE Prices improve, there can be no assurance that this will be the case.

   REAL ESTATE OPERATIONS

      PDMPI and its subsidiaries have required advances during 2002 and 2001 to fund their operations. Although PDMPI may require such advances in the future, the Company believes that the existing cash and credit facilities of its real estate subsidiaries are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing and joint venture partners, should provide sufficient funds to meet their working capital and capital expenditure requirements.

   RACING OPERATIONS

      With respect to short-term and long-term liquidity, SHRP, Ltd.'s management expects that SHRP, Ltd. will generate cash flows from operations.

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

      At July 31, 2002, Kaiser's cash and cash equivalents were approximately
$100.0 million, there were no outstanding borrowings under the revolving credit portion of the DIP Facility and outstanding letters of credit were approximately
$37.1 million. The change in cash and cash equivalents from the $147.3 million as of June 30, 2002, to approximately $100.0 million as of July 31, 2002, was primarily due to $30.0 million in payments to QAL in July 2002 to fund Kaiser's share of QAL's scheduled debt maturities. As of July 31, 2002, $204.6 million
(of which $87.9 million could be used for additional letters of credit) was available to Kaiser under the DIP Facility.

CRITICAL ACCOUNTING POLICIES

      The Company recently completed its timber cruise which resulted in new and updated timber volume information (see also Note 8 to the Condensed Consolidated
Financial Statements). Accordingly, the Company revised its estimated depletion rates beginning April 1, 2002. There was relatively no impact on depletion expense for the six months ended June 30, 2002, as a result of using the updated timber volume information.

      See Item 7. "Management's Discussion and Analysis of Financial Condition
and Results of Operations--Critical Accounting Policies" of the Form 10-K for
additional discussion of the Company's critical accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS

      See Note 1 to the Condensed Consolidated Financial Statements for a
discussion of new accounting pronouncements and their potential impact on the
Company.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      This item is not applicable for the Company and its consolidated subsidiaries.

PART II.        OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

      Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings subsequent to the filing of the Form 10-K.

      TIMBER HARVESTING LITIGATION

      On April 3, 2002, the Environmental Protection Information Association
filed a 60-day notice letter threatening suit against the Company and certain federal agencies under the ESA. The threatened suit would seek to require the federal agencies to consider new information obtained since the approval of the
HCP concerning marbled murrelets and salmon and to require a cessation of certain harvesting operations. No suit has yet been filed. The Company believes that it has strong factual and legal defenses with respect to this matter;
however, there can be no assurance that such a suit would not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

      With respect to the ERF lawsuit, a settlement was reached on June 5, 2002, for $0.5 million. The parties also agreed to continue monitoring discharge into certain waterways.

      With respect to the Wrigley lawsuit, the trial date is set for November
12, 2002.

      With respect to both the EPIC-SYP/Permits lawsuit and the USWA lawsuit, the previously set trial dates have been postponed, and new trial dates have not been set.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders of the Company was held on May 22,
2002, at which meeting the stockholders reelected Messrs. Cruikshank, Rosenberg,
Rosenthal and Hurwitz as directors of the Company. Stockholders also approved the Company's proposed 2002 Omnibus Employee Incentive Plan. The results of the matters voted upon at the meeting are shown below.

NOMINEES FOR DIRECTOR

      The nominees for election as directors of the Company are listed below, together with voting information for each nominee. Messrs. J. Kent Friedman,
Ezra G. Levin and Paul N. Schwartz continued as directors of the Company.

      NOMINEES FOR ELECTION BY HOLDERS OF COMMON STOCK

      Robert J. Cruikshank - 4,551,246 votes for, 634,243 votes withheld and -0-
broker non-votes.

      Stanley D. Rosenberg - 4,551,246 votes for, 634,243 votes withheld and -0-
broker non-votes.

      Michael J. Rosenthal - 4,551,246 votes for, 634,243 votes withheld and -0-
broker non-votes.

      NOMINEES FOR ELECTION BY HOLDERS OF COMMON STOCK AND CLASS A PREFERRED STOCK

      Charles E. Hurwitz - 11,207,692 votes for, 644,987 votes withheld and -0-
broker non-votes.

PROPOSAL REGARDING THE COMPANY'S 2002 OMNIBUS EMPLOYEE INCENTIVE PLAN

      10,055,985 votes for, 1,734,279 votes against, and -0- broker non-votes.

    ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

      A.   EXHIBITS:

           10.1 Letter agreement, dated July 24, 2002, between Pacific Lumber and Bank of America, N.A. (incorporated herein by reference to
                Exhibit 10.1 to MGHI's Quarterly Report on Form 10-Q for the
                quarter ended June 30, 2002; File No. 333-18723)

      B.   REPORTS ON FORM 8-K:

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

                                   MAXXAM INC.

Date: August 13, 2002             By:         /S/         PAUL N. SCHWARTZ
                                      ------------------------------------------------------
                                                       Paul N. Schwartz
                                        President, Chief Financial Officer and Director
                                                (Principal Financial Officer)

Date: August 13, 2002             By:       /S/      ELIZABETH D. BRUMLEY
                                      ------------------------------------------------------
                                                     Elizabeth D. Brumley
                                                          Controller
                                                (Principal Accounting Officer)

                                                                      APPENDIX A

                            GLOSSARY OF DEFINED TERMS

Alpart:  Alumina Partners of Jamaica, a majority owned subsidiary of KACC

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

Filing Date: The date, February 12, 2002, on which Kaiser, KACC, and certain of
KACC's subsidiaries filed for Chapter 11 reorganization

Form 10-K: The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2001

Harvest Value Schedule: A schedule setting forth the SBE Prices published bi-annually by the California Board of Equalization for purposes of computing yield taxes on timber sales

HCP: The habitat conservation plan covering multiple species approved on March
1, 1999, in connection with the consummation of the Headwaters Agreement

Headwaters Agreement: The September 28, 1996, agreement between Pacific Lumber,
Scotia LLC, Salmon Creek Corporation, the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters Timberlands

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

Lakepointe Notes:  Lakepointe Assets'  7.56% notes due June 8, 2021

LIBOR: London Interbank Offering Rate

MBF: One thousand board feet

Mbfe: A concept developed for use in structuring the Timber Notes; under this concept one thousand board feet, net Scribner scale, of residual old growth redwood timber equates to one Mbfe

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

QAL: Queensland Alumina Limited, an aluminum refinery in Queensland, Australia, in which Kaiser owns a 20.0% interest

Respondents:  The Company, Federated, Mr. Charles Hurwitz and others

Salmon Creek:  Salmon Creek LLC, a wholly owned subsidiary of Pacific Lumber

SAR Account: Funds held in a reserve account to support principal payments on the Timber Notes

SBE Price: The applicable stumpage price for a particular species and size of log, as set forth in the most recent Harvest Value Schedule

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

SFAS No. 146: Statement of Financial Accounting Standard No. 146, "Accounting
for Costs Associated with Exit or Disposal Activities"

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