Form 10-Q
period 2002-09-30
MAXXAM INC
filed 2002-11-14
CIK 63814

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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
Yes |X|   No |_|

   Number of shares of common stock outstanding at November 8, 2002: 6,527,671

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION

          Item 1.   Financial Statements:
                    Consolidated Balance Sheet at September 30, 2002 and December 31, 2001
                    Consolidated Statement of Operations for the three and nine months ended
                        September 30, 2002 and 2001
                    Consolidated Statement of Cash Flows for the nine months ended
                        September 30, 2002 and 2001
                    Condensed Notes to Consolidated Financial Statements

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                        Results of Operations

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Item 4.   Disclosure Controls and Procedures.

PART II. - OTHER INFORMATION

          Item 1.   Legal Proceedings
          Item 3.   Defaults Upon Senior Securities
          Item 6.   Exhibits and Reports on Form 8-K
          Signatures
          Certifications

APPENDIX A - GLOSSARY OF DEFINED TERMS

                          MAXXAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                        SEPTEMBER 30, DECEMBER 31,
                                                                                             2002         2001
                                                                                        ------------- ------------
                                                                                                (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents........................................................... $       59.7  $     272.2
   Marketable securities and other investments.........................................        149.1        152.8
   Receivables:
      Trade, net of allowance for doubtful accounts of $3.3 and $10.0, respectively....         13.2        140.5
      Other............................................................................          6.0         91.6
   Inventories.........................................................................         34.1        364.7
   Prepaid expenses and other current assets...........................................         52.9        134.2
                                                                                        ------------- ------------
        Total current assets...........................................................        315.0      1,156.0
Property, plant and equipment, net of accumulated depreciation of $138.1 and
   $1,094.7, respectively..............................................................        287.8      1,499.5
Timber and timberlands, net of accumulated depletion of $201.8 and $193.6,
   respectively........................................................................        229.3        235.1
Investments in and advances to unconsolidated affiliates...............................          7.5         70.9
Deferred income taxes..................................................................        120.7        109.6
Restricted cash, marketable securities and other investments...........................         65.8         98.5
Long-term receivables and other assets.................................................         99.7        765.7
                                                                                        ------------- ------------
                                                                                        $    1,125.8  $   3,935.3
                                                                                        ============= ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable.................................................................... $       11.3  $     180.4
   Accrued interest....................................................................         12.6         66.1
   Accrued compensation and related benefits...........................................         19.1        168.3
   Other accrued liabilities...........................................................         28.3        248.6
   Payable to affiliates...............................................................            -         52.9
   Short-term borrowings and current maturities of long-term debt, excluding $2.6
      and $2.3, respectively, of repurchased Timber Notes held in the SAR Account......         75.1        217.2
                                                                                        ------------- ------------
        Total current liabilities......................................................        146.4        933.5
   Long-term debt, less current maturities and excluding $52.8 and $55.4,
      respectively, of repurchased Timber Notes held in the SAR Account................        902.3      1,706.8
Accrued postretirement medical benefits................................................         10.6        652.4
Losses in excess of investment in Kaiser...............................................        498.2            -
Other noncurrent liabilities...........................................................        113.4        999.7
                                                                                        ------------- ------------
        Total liabilities..............................................................      1,670.9      4,292.4
                                                                                        ------------- ------------
Commitments and contingencies (see Note 8)
Minority interests.....................................................................            -        118.5
Stockholders' deficit:
   Preferred stock, $0.50 par value; 12,500,000 shares authorized; Class A $0.05
      Non-Cumulative Participating Convertible Preferred Stock; 669,235 shares
      issued...........................................................................          0.3          0.3
   Common stock, $0.50 par value; 28,000,000 shares authorized; 10,063,359 shares
      issued...........................................................................          5.0          5.0
   Additional capital..................................................................        225.3        225.3
   Accumulated deficit.................................................................       (593.6)      (524.2)
   Accumulated other comprehensive loss................................................        (66.4)       (66.3)
   Treasury stock, at cost (shares held: preferred - 845; common - 3,535,688)..........       (115.7)      (115.7)
                                                                                        ------------- ------------
        Total stockholders' deficit....................................................       (545.1)      (475.6)
                                                                                        ------------- ------------
                                                                                        $    1,125.8  $   3,935.3
                                                                                        ============= ============

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                                     ----------------------  ----------------------
                                                                        2002        2001        2002        2001
                                                                     ----------  ----------  ----------  ----------
                                                                                       (UNAUDITED)
Net sales:
   Forest products.................................................  $    51.8   $    44.8   $   154.0   $   142.8
   Real estate.....................................................       13.7        20.8        37.8        41.5
   Racing..........................................................        8.1         8.2        23.0        23.0
   Aluminum........................................................          -       430.3       167.5     1,357.4
                                                                     ----------  ----------  ----------  ----------
                                                                          73.6       504.1       382.3     1,564.7
                                                                     ----------  ----------  ----------  ----------
Costs and expenses:
   Cost of sales and operations:
      Forest products..............................................       32.3        36.9       103.8       119.6
      Real estate..................................................        4.5         7.9        14.7        19.4
      Racing.......................................................        5.5         5.7        15.0        15.1
      Aluminum.....................................................          -       418.6       158.6     1,061.7
   Selling, general and administrative expenses....................       17.7        39.7        69.4       120.3
   Impairment of assets............................................          -         0.7           -         0.7
   Depreciation, depletion and amortization........................        8.8        28.9        36.3        83.1
                                                                     ----------  ----------  ----------  ----------
                                                                          68.8       538.4       397.8     1,419.9
                                                                     ----------  ----------  ----------  ----------
Operating income (loss):
   Forest products.................................................        5.4        (1.9)       15.3        (5.4)
   Real estate.....................................................        1.9         4.7         0.7         1.3
   Racing..........................................................       (0.5)       (0.3)        0.2         0.7
   Aluminum........................................................          -       (34.7)      (23.6)      156.1
   Corporate.......................................................       (2.0)       (2.1)       (8.1)       (7.9)
                                                                     ----------  ----------  ----------  ----------
                                                                           4.8       (34.3)      (15.5)      144.8
Other income (expense):
   Gain on sale of an interest in QAL..............................          -       163.6           -       163.6
   Investment, interest and other income (expense), net............        2.6        21.9         7.2        (0.3)
   Interest expense................................................      (18.9)      (46.7)      (70.3)     (136.2)
   Amortization of deferred financing costs........................       (0.8)       (1.9)       (2.6)       (6.4)
                                                                     ----------  ----------  ----------  ----------
Income (loss) before income taxes and minority interests and
   extraordinary item..............................................      (12.3)      102.6       (81.2)      165.5

Benefit (provision) for income taxes...............................        4.7       (48.3)        8.6       (73.5)
Minority interests.................................................          -       (24.9)        0.9       (43.6)
                                                                     ----------  ----------  ----------  ----------
Income (loss) before extraordinary item............................       (7.6)       29.4       (71.7)       48.4
Extraordinary item:
   Gains on repurchases of debt, net of income tax provision
      of $0.1, $1.2 and $2.0, respectively.........................        0.2           -         2.3         3.6
                                                                     ----------  ----------  ----------  ----------
Net income (loss)..................................................  $    (7.4)  $    29.4   $   (69.4)  $    52.0
                                                                     ==========  ==========  ==========  ==========

Basic earnings (loss) per common share:
   Income (loss) before extraordinary item.........................  $   (1.17)  $    4.09   $  (10.99)  $    6.66
   Extraordinary item..............................................       0.03           -        0.35        0.50
                                                                     ----------  ----------  ----------  ----------
   Net income (loss)...............................................  $   (1.14)  $    4.09   $  (10.64)  $    7.16
                                                                     ==========  ==========  ==========  ==========

Diluted earnings (loss) per common and common equivalent share:
   Income (loss) before extraordinary item.........................  $   (1.17)  $    4.08   $  (10.99)  $    6.64
   Extraordinary item..............................................       0.03           -        0.35        0.50
                                                                     ----------  ----------  ----------  ----------
   Net income (loss)...............................................  $   (1.14)  $    4.08   $  (10.64)  $    7.14
                                                                     ==========  ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                            -----------------------
                                                                                               2002        2001
                                                                                            ----------  -----------
                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)......................................................................  $   (69.4)  $     52.0
   Adjustments to reconcile net income (loss) to net cash provided by (used for)
      operating activities:
      Depreciation, depletion and amortization............................................       36.3         83.1
      Non-cash impairment and restructuring charges.......................................          -         21.4
      Extraordinary gains on repurchases of debt, net.....................................       (2.3)        (3.6)
      Net gains on marketable securities..................................................       (1.8)        (8.7)
      Net gains on other asset dispositions...............................................       (4.8)      (169.1)
      Minority interests..................................................................       (0.9)        43.6
      Amortization of deferred financing costs and discounts on long-term debt............        2.6          6.4
      Equity in earnings of unconsolidated affiliates, net of dividends received..........        1.3          4.5
      Increase (decrease) in cash resulting from changes in:
        Receivables.......................................................................       21.6        125.4
        Inventories.......................................................................       15.7         49.3
        Prepaid expenses and other assets.................................................       45.2          7.8
        Accounts payable..................................................................        9.8        (43.5)
        Accrued and deferred income taxes.................................................      (13.2)        30.8
        Payable to affiliates and other liabilities.......................................      (44.9)        (2.6)
        Accrued interest..................................................................       (7.8)       (32.0)
        Long-term assets and long-term liabilities........................................      (29.2)         7.9
      Other...............................................................................        2.5         17.5
                                                                                            ----------  -----------
        Net cash provided by (used for) operating activities..............................      (39.3)       190.2
                                                                                            ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from dispositions of property and investments.............................        6.5        170.4
   Net sales (purchases) of marketable securities and other investments...................        7.6        (94.2)
   Capital expenditures...................................................................      (17.5)      (295.5)
   Decrease in cash attributable to deconsolidation of Kaiser.............................     (130.4)           -
   Other..................................................................................        0.3         (0.3)
                                                                                            ----------  -----------
        Net cash used for investing activities............................................     (133.5)      (219.6)
                                                                                            ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of long-term debt..............................................        6.8        132.4
   Redemptions, repurchases of and principal payments on long-term debt...................      (61.1)       (86.5)
   Borrowings (repayments) under revolving and short term credit facilities, net..........      (14.5)       (48.8)
   Incurrence of deferred financing costs.................................................          -         (5.4)
   Redemption of preference stock.........................................................          -         (5.6)
   Restricted cash withdrawals, net.......................................................       30.4          8.2
   Treasury stock repurchases.............................................................          -         (2.9)
   Other..................................................................................       (1.3)           -
                                                                                            ----------  -----------
        Net cash used for financing activities............................................      (39.7)        (8.6)
                                                                                            ----------  -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS.................................................     (212.5)       (38.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................................      272.2        353.2
                                                                                            ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................................  $    59.7   $    315.2
                                                                                            ==========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest.............................................  $    78.2   $    168.3
   Income taxes paid, net.................................................................          -         41.6
   Increase (decrease) in accounts payable attributable to capital expenditures...........          -        (29.9)

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL

      The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the
Form 10-K. Any capitalized terms used but not defined in these Condensed Notes to Consolidated Financial Statements are defined in the "Glossary of Defined
Terms" contained in Appendix A. All references to the "Company" include MAXXAM
Inc. and its subsidiary companies unless otherwise noted (see "Deconsolidation of Kaiser" below) or the context indicates otherwise. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.
The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

      The consolidated financial statements included herein are unaudited;
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2002, and the consolidated results of operations for the three and nine months ended September 30, 2002 and
2001, and the consolidated cash flows for the nine months ended September 30,
2002 and 2001.

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

                                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                                          -------------------  --------------------
                                                                            2002       2001      2002       2001
                                                                          ---------  --------  ---------  ---------

Net sales................................................................ $   73.6   $  73.8   $  214.8   $  207.3
Costs and expenses.......................................................    (68.8)    (73.4)    (206.7)    (218.6)
                                                                          ---------  --------  ---------  ---------
Operating income (loss)..................................................      4.8       0.4        8.1      (11.3)
Other income (expenses), net.............................................      2.6       5.6       15.3       27.8
Interest expense.........................................................    (19.7)    (21.4)     (60.2)     (60.4)
                                                                          ---------  --------  ---------  ---------
Loss before income taxes and minority interests..........................    (12.3)    (15.4)     (36.8)     (43.9)
Income tax benefit.......................................................      4.7       2.0       13.3       12.4
Minority interests.......................................................        -         -        0.2          -
                                                                          ---------  --------  ---------  ---------
Loss before extraordinary item...........................................     (7.6)    (13.4)     (23.3)     (31.5)
Extraordinary item.......................................................      0.2         -        2.3        3.6
                                                                          ---------  --------  ---------  ---------
Net loss................................................................. $   (7.4)  $ (13.4)  $  (21.0)  $  (27.9)
                                                                          =========  ========  =========  =========
Net loss per share:
   Basic................................................................. $  (1.14)  $ (1.88)  $  (3.22)  $  (3.84)
   Diluted...............................................................    (1.14)    (1.88)     (3.22)     (3.84)

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

      On October 29, 2002, the Court set January 31, 2003, as the last date by which holders of pre-Filing Date claims against the Debtors (other than asbestos-related personal injury claims and certain hearing loss claims) must file their claims. Any holder of a claim that is required to file a claim by such date and does not do so may be barred from asserting such claim against any of the Debtors and, accordingly, may not be able to participate in any distribution in any of the Cases on account of such claim. Because the January
31, 2003 bar date has not yet occurred, no provision has been included in the accompanying financial statements or the financial data and information of
Kaiser included herein for claims that may be filed. The January 31, 2003 bar date does not apply to asbestos-related personal injury claims, for which the
Debtors reserve the right to establish a separate bar date at a later time. A separate bar date of June 30, 2003, has been set for certain hearing loss claims.

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

      As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the Filing Date. The Court has subsequently approved an extension of the exclusivity period through December
12, 2002. Kaiser intends to ask the Court for a further extension of the exclusivity period to April 30, 2003. Kaiser believes that extensions of this nature are routine in complex cases such as the Debtors' Cases. However, no assurance can be given that such extension, or any future extension requests, will be granted by the Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite number of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

      As of November 8, 2002 the Company owns 50,000,000 shares of the common stock of Kaiser. Kaiser's common stock is publicly traded on the OTC Bulletin
Board under the trading symbol "KLUCQ." The market value for the Kaiser Shares based on the price per share quoted at the close of business on November 8, 2002 was $3.0 million. There can be no assurance that such value would be realized should the Company dispose of its investment in the Kaiser shares.

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

                                                                                       September 30,  DECEMBER 31,
                                                                                           2002           2001
                                                                                       ------------- --------------
Current assets.......................................................................  $      594.3  $       759.2
Property, plant and equipment, net...................................................       1,160.7        1,215.4
Other assets.........................................................................         746.6          769.1
                                                                                       ------------- --------------
           Total assets..............................................................  $    2,501.6  $     2,743.7
                                                                                       ============= ==============

Liabilities not subject to compromise:
   Current liabilities...............................................................  $      323.4  $       803.4
   Long-term debt, less current maturities...........................................          42.8          700.8
   Other liabilities.................................................................          94.9        1,562.1
Liabilities subject to compromise....................................................       2,592.2              -
Minority interests...................................................................         119.9          118.5
Stockholders' deficit................................................................        (671.6)        (441.1)
                                                                                       ------------- --------------
            Total liabilities and stockholders' deficit..............................  $    2,501.6  $     2,743.7
                                                                                       ============= ==============

                                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                                          -------------------  --------------------
                                                                            2002       2001      2002       2001
                                                                          ---------  --------  ---------  ---------

Net sales................................................................ $  348.0   $ 430.3   $1,104.9   $1,357.4
Costs and expenses.......................................................   (413.7)   (466.4)  (1,244.0)  (1,205.7)
Other income (expenses), net.............................................    (12.1)    152.7      (41.7)      53.3
                                                                          ---------  --------  ---------  ---------
Income (loss) before income taxes and minority interests.................    (77.8)    116.6     (180.8)     205.0
Benefit (provision) for income taxes.....................................     (7.0)    (49.4)     (21.4)     (83.9)
Minority interests.......................................................      1.4       1.2        4.3        2.8
                                                                          ---------  --------  ---------  ---------
Net income (loss)........................................................ $  (83.4)  $  68.4   $ (197.9)  $  123.9
                                                                          =========  ========  =========  =========

      COMPREHENSIVE INCOME (LOSS)
      The following table sets forth comprehensive income (loss) (in millions).

                                                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                                               -------------------  --------------------
                                                                                 2002       2001      2002       2001
                                                                               ---------  --------  ---------  ---------

Net income (loss)..........................................................    $   (7.4)  $  29.4   $  (69.4)  $   52.0
Cumulative effect of accounting change, net of income tax provision of $0.3           -         -          -        1.1
Unrealized net gains on derivative instruments arising during the period,
   net of income tax provision of $13.1 and $10.4, respectively............           -      22.4          -       17.8
Less reclassification adjustment for realized net gains on derivative instruments included in net income (loss), net of income tax
   provision of $0.0 and $0.6, respectively................................           -      (0.2)         -       (1.8)
Change in value of available-for-sale investments, net of income tax
   provision (benefit) of $0.2, $0.4, $(0.1) and $0.6, respectively........         0.2       0.7       (0.1)       0.9
                                                                               ---------  --------  ---------  ---------
Comprehensive income (loss)................................................    $   (7.2)  $  52.3   $  (69.5)  $   70.0
                                                                               =========  ========  =========  =========

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
statements.

      In August 2001, the FASB issued SFAS No. 144, which sets forth new guidance for accounting and reporting for impairment or disposal of long-lived assets. The provisions of SFAS No. 144 were effective for the Company beginning on January 1, 2002. Based on presently available estimates, the new impairment and disposal rules did not result in the recognition of impairment losses in
2002 beyond those reported as of December 31, 2001 (see Note 2). In addition to the new guidance on impairments, SFAS No. 144 broadens the applicability of the provisions of Accounting Principles Board Opinion 30 for the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Effective after
December 31, 2001, when the Company commits to a plan of sale of a component of an entity, such component will be presented as a discontinued operation if the operations and cash flows of the component will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. Although this provision will not affect the total amount reported for net income, the income statements for prior periods will be reclassified to report the results of operations of the component separately when a component of an entity is reported as a discontinued
operation. The Company does not currently expect the adoption of SFAS No. 144 to have a material impact on its financial statements.

      In April 2002, the FASB issued SFAS No. 145, which rescinds the previous guidance for debt extinguishments. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. However, transactions would not be prohibited from extraordinary item classification if they meet the criteria in APB Opinion 30,
"Reporting the Results of Operations - Reporting the Effects of Disposal of a
Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
Events and Transactions." Applying the provisions of APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. This statement is effective for the Company's fiscal year beginning January 1, 2003. The Company does not expect the adoption of SFAS No.
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

2.    SEGMENT INFORMATION

      Net sales and operating income (loss) for each reportable segment is presented in the Consolidated Statement of Operations. Operating income (loss)
for "Corporate" represents general and administrative expenses not directly attributable to the reportable segments. The amounts reflected in "Corporate"
also serve to reconcile the total of the reportable segments' amounts to totals in the Company's consolidated financial statements.

      The following table presents certain other unaudited financial information by reportable segment (in millions).

                                     REPORTABLE SEGMENTS
                               --------------------------------              CONSOLIDATED
                                                                           TOTAL EXCLUDING
                                FOREST     REAL       RACING                  ALUMINUM     ALUMINUM(1)  CONSOLIDATED
                               PRODUCTS   ESTATE    OPERATIONS   CORPORATE   OPERATIONS    OPERATIONS      TOTAL
                               --------- --------- ------------ ---------- --------------- -----------  ------------
Depreciation, depletion and
  amortization for the three
  months ended:
      September 30, 2002.....  $    5.8  $    2.5  $       0.4  $     0.1  $         8.8  $       -    $       8.8
      September 30, 2001.....       4.2       2.5          0.4        0.1            7.2       21.7           28.9

Depreciation, depletion and
  amortization for the nine
  months ended:
      September 30, 2002.....      17.6       7.5          1.2        0.3           26.6        9.7           36.3
      September 30, 2001.....      14.4       5.1          1.1        0.3           20.9       62.2           83.1

Total assets as of:
      September 30, 2002.....     547.8     291.4         37.8      248.8        1,125.8          - (2)    1,125.8
      December 31, 2001......     610.8     300.0         40.4      285.0        1,236.2    2,699.1        3,935.3

--------------------

(1)   Amounts attributable to the aluminum segment are for the period from
      January 1, 2002, through February 11, 2002.
(2)   As a result of the deconsolidation of Kaiser, the aluminum segment's balance sheet amounts are not included in the consolidated total as of
      September 30, 2002.

      SPECIAL ITEMS
      Forest Products
      During 2001, comprehensive external and internal reviews were conducted of
Pacific Lumber's business operations. These reviews were conducted in an effort to identify ways in which Pacific Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, closed two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations (which historically performed approximately half of its logging) as of March 31, 2002, and now relies exclusively on contract loggers to conduct these activities. In connection with these changes, the
Company recorded an impairment charge to operating costs of $2.2 million in the fourth quarter of 2001. Further actions may be taken during the next year as a result of Pacific Lumber's continuing evaluation process, and additional writedowns of certain assets may be required.

      As a result of the changes described above, the Company identified machinery and equipment that it no longer needed for its current or future operations and in 2001 committed to a plan for disposal of these assets during
2002. During the third quarter of 2002, machinery and equipment with a carrying value of $1.2 million was sold, resulting in a loss of $0.4 million. During the nine months ended September 30, 2002, machinery and equipment with a carrying value of $2.2 million was sold, resulting in a gain of $1.0 million.

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

                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                                -------------------------- ------------------------
                                                                   2002          2001         2002         2001
                                                                -----------  ------------- -----------  -----------
Equity in earnings from real estate joint ventures............  $     (0.4)  $        0.8  $      2.4   $      3.8
                                                                ===========  ============= ===========  ===========

      Aluminum
      The aluminum segment's operating income for the period from January 1,
2002 to February 11, 2002, and the three and nine months ended September 30,
2001, includes the impact of certain special items shown in the following table
(in millions). These items are included in cost of sales and operations in the
Consolidated Statement of Operations.

                                                             PERIOD FROM         THREE MONTHS         NINE MONTHS
                                                          JANUARY 1, 2002, TO        ENDED               ENDED
                                                          FEBRUARY 11, 2002   SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
                                                          -----------------   -------------------  -----------------
Net gains on power sales...............................   $              -    $              6.5   $          229.2
Restructuring charges..................................               (1.3)                (24.5)             (27.0)
Contractual labor costs related to smelter curtailment.                  -                  (3.3)              (3.3)
                                                          -----------------   -------------------  -----------------
                                                          $           (1.3)   $            (21.3)  $          198.9
                                                          =================   ===================  =================

      The aluminum segment's income before income taxes and minority interests for the period from January 1, 2002 to February 11, 2002, and the three and nine months ended September 30, 2001, include the net impact of certain non-
recurring amounts included in investment, interest and other income (expense), net, as shown in the following table (in millions):

                                                             PERIOD FROM         THREE MONTHS         NINE MONTHS
                                                          JANUARY 1, 2002, TO        ENDED               ENDED
                                                          FEBRUARY 11, 2002   SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
                                                          -----------------   -------------------  -----------------
Asbestos-related charges...............................   $              -    $                -   $          (53.3)
Mark-to-market gains...................................               (0.4)                 13.9               32.3
Adjustment to environmental liabilities................                  -                  (1.0)              (9.0)
All other, net.........................................                2.2                   3.4                1.9
                                                          -----------------   -------------------  -----------------
                                                          $            1.8    $             16.3   $          (28.1)
                                                          =================   ===================  =================

3.    CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      RESTRICTED CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS
      Cash, marketable securities and other investments include the following amounts which are restricted (in millions):

                                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                                           2002           2001
                                                                                       ------------- --------------

Current assets:
   Restricted cash and cash equivalents..............................................  $        5.2  $        42.8
                                                                                       ------------- --------------
   Marketable securities, restricted:
      Amounts held in SAR Account....................................................          19.3           17.1
                                                                                       ------------- --------------

Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account.......................................................         102.9          137.8
   Other amounts restricted under the Timber Notes Indenture.........................           2.6            2.8
   Other long-term restricted cash...................................................          10.7           10.9
   Less: Amounts attributable to Timber Notes held in SAR Account....................         (50.4)         (53.0)
                                                                                       ------------- --------------
                                                                                               65.8           98.5
                                                                                       ------------- --------------

Total restricted cash, marketable securities and other investments...................  $       90.3  $       158.4
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

      OTHER INVESTMENTS
      Cash, marketable securities and other investments include interests in several limited partnerships which invest in diversified portfolios of common stocks and other equity securities. These investments are not consolidated, but are accounted for under the equity method. The following table shows the
Company's investment in these partnerships, including restricted amounts held in the SAR Account (in millions).

                                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                                            2002             2001
                                                                                        -------------   --------------

   Restricted........................................................................   $       13.7    $        15.7
   Unrestricted......................................................................           26.1            135.5
                                                                                        -------------   --------------
                                                                                        $       39.8    $       151.2
                                                                                        =============   ==============

4.    INVENTORIES

      Inventories consist of the following (in millions):

                                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                                           2002             2001
                                                                                      --------------   --------------

Forest products operations:
   Lumber............................................................................ $        24.2    $        29.3
   Logs..............................................................................           9.9             22.1
                                                                                      --------------   --------------
                                                                                               34.1             51.4
                                                                                      --------------   --------------
Aluminum operations:
   Finished fabricated products......................................................             -             30.4
   Primary aluminum and work in process..............................................             -            108.3
   Bauxite and alumina...............................................................             -             77.7
   Operating supplies and repair and maintenance parts...............................             -             96.9
                                                                                      --------------   --------------
                                                                                                  -            313.3
                                                                                      --------------   --------------
                                                                                      $        34.1(1)  $      364.7
                                                                                      ==============   ==============

--------------------

(1)   As a result of the deconsolidation of Kaiser, inventory amounts for Kaiser are not included in the consolidated total as of September 30, 2002.

      Substantially all product inventories are stated at last-in, first-out
(LIFO) cost, not in excess of market.

5.    SHORT-TERM BORROWINGS

      At September 30, 2002, $14.0 million of letters of credit and no borrowings were outstanding under the Pacific Lumber Credit Agreement. Unused availability was limited to $18.0 million at September 30, 2002. On July 24,
2002, a letter agreement was signed extending the maturity date of the Pacific
Lumber Credit Agreement from August 14, 2003, to August 13, 2004. In connection with such extension, the facility commitment amount was reduced from $50.0 million to $45.0 million. On October 28, 2002, a new credit agreement was entered into which incorporated these changes and allowed for syndication of the facility.

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
On the note payment date in July 2002, Scotia LLC borrowed $13.9 million under the Scotia LLC Line of Credit to pay interest on the Timber Notes. At September
30, 2002, Scotia LLC could have borrowed a maximum of $54.3 million under the
Scotia LLC Line of Credit, and there was $5.5 million outstanding under the
Scotia LLC Line of Credit.

6.    LONG-TERM DEBT

      Long-term debt consists of the following (in millions):

                                                                                        SEPTEMBER 30, December 31,
                                                                                            2002          2001
                                                                                        ------------- ------------
12% MGHI Notes due August 1, 2003.....................................................  $       43.2  $      88.2
6.55% Scotia LLC Timber Notes due July 20, 2028.......................................         103.2        120.3
7.11% Scotia LLC Timber Notes due July 20, 2028.......................................         243.2        243.2
7.71% Scotia LLC Timber Notes due July 20, 2028.......................................         463.3        463.3
7.56% Lakepointe Notes................................................................         120.1        121.7
Other notes and contracts, primarily secured by receivables, buildings, real estate
   and equipment......................................................................          54.3         52.4
                                                                                        ------------- ------------
                                                                                             1,027.3      1,089.1
Aluminum segment debt (1):
   9 7/8% KACC Senior Notes due February 15, 2002, net of discount....................             -        172.8
   10 7/8% KACC Senior Notes due October 15, 2006, including premium..................             -        225.4
   12 3/4% KACC Senior Subordinated Notes due February 1, 2003........................             -        400.0
   Alpart CARIFA Loans................................................................             -         22.0
   Other aluminum operations debt.....................................................             -         54.1
                                                                                        ------------- ------------
                                                                                             1,027.3      1,963.4
      Less: current maturities........................................................         (69.6)      (198.9)
           Timber Notes held in SAR Account...........................................         (55.4)       (57.7)
                                                                                        ------------- ------------
                                                                                        $      902.3  $   1,706.8
                                                                                        ============= ============
-------------------------

(1)   As a result of the deconsolidation of Kaiser, the aluminum segment long-term debt amounts are not included in the consolidated total as of
      September 30, 2002.

        The amount attributable to the Timber Notes held in the SAR Account of
$50.4 million as of September 30, 2002, reflected in Note 3 above represents the amount paid to acquire $55.4 million principal amount of Timber Notes.

        During the nine months ended September 30, 2002, MGHI repurchased $45.0 million principal amount of the MGHI Notes, resulting in an extraordinary gain of $2.3 million (net of tax). Subsequent to September 30, 2002, an additional
$11.6 million principal amount of the MGHI Notes were repurchased, resulting in a small gain.

7.    INCOME TAXES

      Subsequent to the deconsolidation of Kaiser, the Company re-evaluated the appropriateness of recognizing a deferred tax benefit with respect to the excess of its tax basis over its financial reporting basis ($(498.2) million as of
September 30, 2002) in Kaiser, which is now accounted for under the cost method.
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

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. Nevertheless, the rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements had been experienced in 2002 prior to the recent developments in the EPIC-SYP/Permits lawsuit described below. Despite the improvements in the THP approval process, other factors such as actions by the North Coast Water Board and pending litigation discussed below may adversely impact the Company's ability to meet its harvesting goals.

      In late May 2002, the Company completed its timber cruise, its first since
1986. The results of the timber cruise provided the Company with an estimate of the volume of merchantable timber on the Company's timberlands. The new cruise data reflected a 0.1 million MBF decrease in estimated overall timber volume as compared to the estimated volumes reported as of December 31, 2001 using the
1986 cruise data (adjusted for harvest and estimated growth), with an increase in young growth timber volume almost equal to the decrease in old growth timber volume. This shift in timber volume between classifications decreased the overall timber volume reported in Mbfe by 0.2 million to 2.9 million. The new cruise data indicates that there is significantly less old growth timber available for harvest than estimated as of December 31, 2001, using the 1986 cruise data. This change in mix could potentially result in a decrease in the
Company's revenues. However, because there are many variables that affect revenues and profitability, the Company cannot quantify the effect of the above changes on current and future cash flows. The new timber volumes are now being utilized in various aspects of the Company's operations, including estimating volumes on THPs and determining depletion expense.

      Under the CWA, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North
Coast Water Board are in the process of establishing TMDLs for 17 northern
California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In December 1999, the EPA issued a report dealing with TMDLs on two of the nine water courses. The agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in
TMDL requirements for these two water courses. The North Coast Water Board has begun the process of establishing the TMDL requirements applicable to two other water courses on the Company's timberlands. The North Coast Water Board has targeted the fall of 2003 as the completion date of the TMDL process for these four water courses. The final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

       Effective January 1, 2003, a California statute eliminates a waiver previously granted to, among others, timber companies. This waiver had been in effect for a number of years and waived the requirement under California water quality regulations for timber companies to follow certain waste discharge requirements in connection with their timber harvesting and related operations.
The new statute provides, however, that regional water boards such as the North
Coast Water Board are authorized to renew the waiver. If a regional water board decides not to renew the waiver by January 1, 2003, it may notify a company that the board will require such company to follow certain waste discharge requirements in order to conduct harvesting operations on a THP. The waste discharge requirements may include aquatic protection measures that are different from or in addition to those provided for in the THP approved by the
CDF. Harvesting activities could be delayed and/or adversely affected, as a separate, additional regulatory process would be required for harvesting under
THPs.

      In August 2002, the North Coast Water Board issued the Company an order requiring reports of waste discharge in connection with the Company's winter operations in the Elk River basin to be conducted under THPs approved by CDF.
This order currently impacts an estimated 18,000 Mbfe of timber covered by a number of THPs. This order prohibits sediment discharges caused by Company operations during the winter period in the watershed until the reports are submitted by the Company and a determination is made by the North Coast Water
Board regarding what, if any, waste discharge requirements are to be imposed.
The Company submitted a report of waste discharge, and on November 7, 2002, the
North Coast Water Board approved waste discharge requirements that the Company believes will allow it to operate within this basin during the winter months.

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

      On December 2, 1997, the Wrigley lawsuit was filed. This action alleges, among other things, that the defendants' logging practices have contributed to an increase in flooding and damage to domestic water systems in a portion of the
Elk River watershed. On September 20, 2002, an agreement was reached to settle this litigation, and the parties are proceeding to implement that agreement.

      On March 31, 1999, the EPIC-SYP/Permits lawsuit was filed alleging, among other things, various violations of the CESA and the California Environmental
Quality Act, and challenging, among other things, the validity and legality of the SYP and the Permits issued by California. On March 31, 1999, the USWA lawsuit was filed also challenging the validity and legality of the SYP. The trial judge has issued a stay of the effectiveness of the Permits but has not issued an injunction against harvesting on the Company's lands under THPs that were previously approved consistently with the Permits. The stay does, however, prevent CDF from approving certain new THPs that rely upon the Permits, and unless the stay can be vacated or amended, as the Company has requested, it could force the Company to modify its pending THPs in accordance with alternative Board of Forestry rules that do not depend upon an approved SYP.
This procedure could cause reductions in 2003 harvest levels and could have an adverse impact on the Company. A trial date is set for January 20, 2003. The judge has indicated that he expects to rule on this matter no earlier than July
2003. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the HCP and the SYP, the
Company is working with the relevant government agencies to defend these challenges, and does not believe the resolution of these matters should result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber. However, in addition to the potential short-term adverse impacts described above, these matters could have a long-term negative impact if they are decided adversely to the Company.

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
Hurwitz, the Company and Federated, were jointly and severally liable to pay either $821.3 million in restitution or reimbursement of $362.6 million for alleged unjust enrichment. On September 12, 2001, the administrative law judge issued a recommended decision in favor of the Respondents on each claim made by the OTS. On October 17, 2002, the OTS action was settled for $0.2 million and with no admission of wrongdoing on the part of the Respondents. The OTS agreed to drop its administrative action and not pursue any further legal action against the Respondents with regard to the OTS action. The Company agreed that it would not pursue legal action against the OTS or its employees as part of the
FDIC counterclaim (see below).

      On August 2, 1995, the FDIC filed the FDIC action. The original complaint was against Mr. Hurwitz and alleged damages in excess of $250.0 million based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. The original complaint further alleged, among other things, that Mr. Hurwitz was obligated to ensure that UFG, Federated and the Company maintained the net worth of USAT. The FDIC and Mr. Hurwitz have stipulated to a dismissal of the FDIC action. This stipulation does not affect the FDIC counterclaim or motion for sanctions described in the following paragraph.

      On May 31, 2000, the Company, Federated and Mr. Hurwitz filed the FDIC counterclaim to the FDIC action. The FDIC counterclaim states that the FDIC illegally paid the OTS to bring claims against the Company, Federated and Mr.
Hurwitz. The Company, Federated and Mr. Hurwitz are asking that the FDIC be ordered to not make any further payments to the OTS to fund the administrative proceedings described above, and seek reimbursement of attorneys' fees and damages from the FDIC. As of September 30, 2002, such fees, which have been recorded in the Company's Consolidated Statement of Operations as incurred, were in excess of $37.0 million. On November 8, 2002, the Company, Federated and Mr.
Hurwitz filed an amended counterclaim and amended motion for sanctions. The
Company, Federated and Mr. Hurwitz intend to pursue this claim vigorously.

      In September 1997, the Company filed suit against a group of its insurers after unsuccessful negotiations with certain of the insurers regarding coverage related to the OTS action under the terms of certain directors and officers liability policies. The insurers requested arbitration and the lawsuit was dismissed in April 1998. Binding arbitration with one of the insurers in this matter was held October 1-4, 2002.

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

                                                               THREE MONTHS ENDED               NINE MONTHS
                                                                 SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                           ---------------------------   ----------------------------
                                                               2002           2001          2002           2001
                                                           -------------   -----------   -----------   ------------
Weighted average shares outstanding:
   Common Stock...........................................    6,527,671     6,527,671     6,527,671      6,600,281
   Effect of dilution:
      Class A Preferred Stock.............................            - (1)   668,390             - (1)    668,421
                                                           -------------   -----------   -----------   ------------
Weighted average number of common and common equivalent
    shares - Basic........................................    6,527,671     7,196,061     6,527,671      7,268,702
   Effect of dilution:
      Stock options.......................................            - (1)    26,164 (2)         - (1)     15,808 (2)
                                                           -------------   -----------   -----------   ------------
Weighted average number of common and common equivalent
    shares - Diluted......................................    6,527,671     7,222,225     6,527,671      7,284,510
                                                           =============   ===========   ===========   ============
------------------

(1)   The Company had losses for the three months and nine months ended
      September 30, 2002; therefore the Class A Preferred Stock and options were not included in the computation of earnings per share for these periods.
(2)     Options to purchase 466,275 shares of Common Stock outstanding during the three and nine months ended September 30, 2001, were not included in the computation of diluted earnings per share because the options'
        exercise prices were greater than the average market price of the Common
        Stock.

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
However, such amount could be material.

11.   OTHER SIGNIFICANT EVENTS

      In August 2002, Motel Assets entered into an agreement to acquire for approximately $53.0 million an interest in a trust which owns a portfolio of sixteen motel properties located in ten different states. Under the agreement,
Motel Assets would make a cash payment of $3.0 million and assume the outstanding principal balance of approximately $50.0 million on the Motel Notes at the expected closing date in November 2002. The Motel Notes have an interest rate of 7.03% with a May 1, 2018, maturity date. Motel Assets would acquire the properties subject to an existing lease agreement with the current tenant, under which the properties are fully leased through April 2019, and under which all obligations are guaranteed by the parent company of the current tenant. Motel
Assets expects to account for the lease as an operating lease. The Motel Notes are secured by the lease, the properties, and an $11.2 million residual value insurance contract.

      In August 2002, Beltway Assets entered into an agreement to acquire an office building located in Houston, Texas, for a purchase price of approximately
$32.0 million. The transaction would be financed with a cash payment of $2.0 million and proceeds of approximately $30.0 million from the issuance of the
Beltway Notes. At the time of the acquisition, Beltway Assets would simultaneously lease the property back to the seller for a period of 22 years.
Beltway Assets expects to account for the lease as an operating lease. The
Beltway Notes would be secured by the building, the lease, and an $11.2 million residual value insurance contract.

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

                                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                                          -------------------  --------------------
                                                                            2002       2001      2002       2001
                                                                          ---------  --------  ---------  ---------

Net sales................................................................ $   73.6   $  73.8   $  214.8   $  207.3
Costs and expenses.......................................................    (68.8)    (73.4)    (206.7)    (218.6)
                                                                          ---------  --------  ---------  ---------
Operating income (loss)..................................................      4.8       0.4        8.1      (11.3)
Other income (expenses), net.............................................      2.6       5.6       15.3       27.8
Interest expense.........................................................    (19.7)    (21.4)     (60.2)     (60.4)
                                                                          ---------  --------  ---------  ---------
Loss before income taxes and minority interests..........................    (12.3)    (15.4)     (36.8)     (43.9)
Income tax benefit.......................................................      4.7       2.0       13.3       12.4
Minority interests.......................................................        -         -        0.2          -
                                                                          ---------  --------  ---------  ---------
Loss before extraordinary item...........................................     (7.6)    (13.4)     (23.3)     (31.5)
Extraordinary item.......................................................      0.2         -        2.3        3.6
                                                                          ---------  --------  ---------  ---------
Net loss................................................................. $   (7.4)  $ (13.4)  $  (21.0)  $  (27.9)
                                                                          =========  ========  =========  =========
Net loss per share:
   Basic................................................................. $  (1.14)  $ (1.88)  $  (3.22)  $  (3.84)
   Diluted...............................................................    (1.14)    (1.88)     (3.22)     (3.84)

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

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. The rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements have been experienced thus far in 2002. As discussed in Note 8 to the Condensed Consolidated Financial
Statements, other factors may adversely impact the Company's abilities to meet its harvesting goals. The North Coast Water Board is requiring the Company to apply certain waste discharge requirements to approved THPs covering winter harvesting operations in the Elk River basin, and beginning in 2003 the North
Coast Water Board could require the Company to follow waste discharge requirements before harvesting operations are conducted on THPs in other watersheds. This requirement could cause further delays in harvesting. A stay issued in connection with the EPIC- SYP/Permits lawsuit could require the
Company to follow an alternative THP approval process, resulting in delays in obtaining approvals of THPs which have already been submitted or are currently being prepared.

      Furthermore, there can be no assurance that certain other pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, adverse weather conditions or low SBE prices, will not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Part II. Item 1.
"Legal Proceedings" and Note 8 to the Condensed Consolidated Financial
Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

      During 2001, comprehensive external and internal reviews were conducted of
Pacific Lumber's business operations. These reviews were conducted in an effort to identify ways in which Pacific Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, closed two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations (which historically performed approximately half of its logging) as of March 31, 2002, and now relies exclusively on contract loggers to conduct these activities. Further actions may be taken during the next year as a result of Pacific Lumber's continuing evaluation process, and additional writedowns of certain assets may be required.

      Timber Cruise. In late May 2002, the Company completed its timber cruise, its first since 1986. The results of the timber cruise provided the Company with an estimate of the volume of merchantable timber on the Company's timberlands.
The new cruise data reflected a 0.1 million MBF decrease in estimated overall timber volume as compared to the estimated volumes reported as of December 31,
2001 using the 1986 cruise data (adjusted for harvest and estimated growth), with an increase in young growth timber volume almost equal to the decrease in old growth timber volume. This shift in timber volume between classifications decreased the overall timber volume reported in Mbfe by 0.2 million to 2.9 million. The new cruise data indicates that there is significantly less old growth timber available for harvest than estimated as of December 31, 2001, using the 1986 cruise data. This change in mix could potentially result in a decrease in the Company's revenues. However, because there are many variables that affect revenues and profitability, the Company cannot quantify the effect of the above changes on current and future cash flows. The new timber volumes are now being utilized in various aspects of the Company's operations, including estimating volumes on THPs and determining depletion expense.

      The following table presents selected operational and financial information for the three and nine months ended September 30, 2002 and 2001, for the Company's forest products operations.

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                      ------------------------------  -----------------------------
                                                           2002            2001           2002           2001
                                                      ---------------  -------------  ------------  ---------------
                                                          (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)
Shipments:
   Lumber: (1)
      Redwood upper grades.........................              7.4            3.6          20.9             12.1
      Redwood common grades........................             55.9           41.5         173.5            123.6
      Douglas-fir upper grades.....................              1.0            2.0           3.7              6.7
      Douglas-fir common grades....................              7.3           11.4          12.9             44.2
      Other........................................                -            1.0             -              3.6
                                                      ---------------  -------------  ------------  ---------------
   Total lumber....................................             71.6           59.5         211.0            190.2
                                                      ===============  =============  ============  ===============
   Wood chips (2)..................................             19.2           29.6          51.7             90.2
                                                      ===============  =============  ============  ===============

Average sales price:
   Lumber: (3)
      Redwood upper grades.........................   $        1,291   $      1,739   $     1,327   $        1,788
      Redwood common grades........................              559            570           546              595
      Douglas-fir upper grades.....................            1,456          1,287         1,330            1,341
      Douglas-fir common grades....................              336            357           336              343
   Wood chips (4)..................................               34             64            34               67

Net sales:
   Lumber, net of discount.........................   $         44.5   $       36.5   $     130.6   $        119.2
   Logs............................................              3.4            3.0          12.2              5.2
   Wood chips......................................              0.6            1.9           1.7              6.1
   Cogeneration power..............................              2.5            2.0           7.2              9.4
   Other...........................................              0.8            1.4           2.3              2.9
                                                      ---------------  -------------  ------------  ---------------
      Total net sales..............................   $         51.8   $       44.8   $     154.0   $        142.8
                                                      ===============  =============  ============  ===============
Operating income (loss)............................   $          5.4   $       (1.9)  $      15.3   $         (5.4)
                                                      ===============  =============  ============  ===============
Operating cash flow (5)............................   $         11.2   $        3.0   $      32.9   $          9.7
                                                      ===============  =============  ============  ===============
Loss before income taxes and minority interests....   $         (8.2)  $      (14.8)  $     (22.8)  $        (41.7)
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

      Net Sales
      Net sales increased for the third quarter and first nine months of 2002 as compared to the third quarter and first nine months of 2001, primarily due to increased shipments of redwood common grade lumber. Growth in net sales was negatively impacted by a decline in shipments of Douglas-fir lumber and lower average sales prices for redwood lumber.

      Operating Income (Loss)
      Segment operating results improved for the three and nine month periods ended September 30, 2002, as compared to the same periods of 2001. The Company was able to increase shipments while lowering cost of sales and operations. The decline in operating expenses primarily reflects the benefits of cost saving measures taken in late 2001 and early 2002. Selling, general and administrative expenses for the two periods increased, however, primarily as a result of an increase in administrative, litigation and other expenses.

      Loss Before Income Taxes and Minority Interests
      The loss before income taxes for the third quarter and first nine months of 2002 decreased from the loss in the comparable prior year periods, primarily as a result of the improved operating results discussed above.

      REAL ESTATE OPERATIONS

      Industry Overview and Selected Operational Data
      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Arizona, Puerto
Rico, California and Texas.

      The following table presents selected operational and financial information for the three and nine months ended September 30, 2002 and 2001, for the Company's real estate operations.

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                   -----------------------  -----------------------
                                                                      2002         2001        2002        2001
                                                                   -----------  ----------  ----------  -----------
                                                                               (IN MILLIONS OF DOLLARS)
Net sales:
   Real estate:
      Fountain Hills.............................................  $     1.1    $     8.7   $     6.0   $     15.4
      Mirada.....................................................          -            -         0.2            -
      Palmas del Mar.............................................        6.2          5.9        12.3         10.1
      Other......................................................        1.0          0.2         1.4          1.3
                                                                   -----------  ----------  ----------  -----------
        Total....................................................        8.3         14.8        19.9         26.8
                                                                   -----------  ----------  ----------  -----------

   Resort, commercial and other:
      Fountain Hills.............................................         1.0         0.9         2.8          2.8
      Mirada.....................................................           -           -           -          0.2
      Palmas del Mar.............................................         2.1         2.9         8.4          9.3
      Lake Pointe................................................         2.2         2.1         6.5          2.2
      Other......................................................         0.1         0.1         0.2          0.2
                                                                   -----------  ----------  ----------  -----------
        Total....................................................         5.4         6.0        17.9         14.7
                                                                   -----------  ----------  ----------  -----------

   Total net sales...............................................  $     13.7   $    20.8   $    37.8   $     41.5
                                                                   ===========  ==========  ==========  ===========

Operating income (loss):
   Fountain Hills................................................  $     (0.2)  $     5.4   $    (0.2)  $      6.6
   Mirada........................................................        (0.5)       (0.3)       (1.6)        (1.1)
   Palmas del Mar................................................         1.1        (0.9)       (0.3)        (4.9)
   Lake Pointe...................................................         0.8         0.7         2.4          0.8
   Other.........................................................         0.7        (0.2)        0.4         (0.1)
                                                                   -----------  ----------  ----------  -----------
      Total operating income.....................................  $      1.9   $     4.7   $     0.7   $      1.3
                                                                   ===========  ==========  ==========  ===========

Investment, interest and other income (expense), net:
   Equity in earnings from real estate joint ventures............  $     (0.4)  $     0.8   $     2.4   $      3.8
   Other.........................................................         1.1         1.5         3.5          6.5
                                                                   -----------  ----------  ----------  -----------
                                                                   $      0.7   $     2.3   $     5.9   $     10.3
                                                                   ===========  ==========  ==========  ===========

Income (loss) before income taxes and minority interests.........  $     (0.5)  $     3.7   $    (2.9)  $      6.3
                                                                   ===========  ==========  ==========  ===========

      Net Sales
      Net sales decreased for the third quarter and first nine months of 2002 versus the third quarter and first nine months of 2001 primarily as a result of lower real estate sales at the Company's Fountain Hills development project. The decrease in net sales for the first nine months of 2002 as compared to the year ago period was offset somewhat by rental income from the Lake Pointe Plaza office complex acquired in June 2001.

      Operating Income (Loss) and Income (Loss) Before Income Taxes and Minority Interests
      Operating income for the third quarter and first nine months of 2002 decreased from the same periods of 2001 primarily as a result of lower real estate sales, as discussed above. Income (loss) before income taxes and minority interests decreased for the third quarter of 2002 as a result of the decrease in operating income discussed above, in addition to lower equity in earnings from the FireRock LLC real estate joint venture. Income (loss) before income taxes and minority interests decreased for the nine months ended September 30, 2002, as compared to the same period of 2001, primarily due to the decline in operating income discussed above, as well as increased interest expense as a result of borrowings related to the purchase of the Lake Pointe Plaza office complex in June 2001, and because 2001 results included approximately $2.5 million of gain from insurance recoveries from property damage resulting from the 1998 hurricane in Puerto Rico.

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

      The following table presents selected operational and financial information for the three and nine months ended September 30, 2002 and 2001, for the Company's racing operations.

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                   -----------------------  -----------------------
                                                                      2002        2001         2002        2001
                                                                   ---------- ------------  ----------  -----------
                                                                               (IN MILLIONS OF DOLLARS)

Number of live race days:
   Sam Houston Race Park.........................................         42           47          94           98
   Valley Race Park..............................................          -            -          84           78

Handle:
   Sam Houston Race Park:
      On-track handle............................................  $    40.0  $      40.9   $   111.7   $    111.3
      Off-track handle...........................................       23.4         26.9       128.4        133.8
                                                                   ---------- ------------  ----------  -----------
        Total....................................................  $    63.4  $      67.8   $   240.1   $    245.1
                                                                   ========== ============  ==========  ===========

   Valley Race Park:
      On-track handle............................................  $     5.0  $       4.4   $    17.5   $     16.3
      Off-track handle...........................................          -            -         2.9          3.6
                                                                   ---------- ------------  ----------  -----------
        Total....................................................  $     5.0  $       4.4   $    20.4   $     19.9
                                                                   ========== ============  ==========  ===========

Net sales:
   Sam Houston Race Park:
      Net parimutuel commissions.................................  $     4.3  $       4.3   $    13.0   $     13.0
      Other revenues.............................................        2.9          3.2         6.6          6.7
                                                                   ---------- ------------  ----------  -----------
        Total....................................................        7.2          7.5        19.6         19.7
                                                                   ---------- ------------  ----------  -----------
   Valley Race Park:
      Net parimutuel commissions.................................        0.6          0.5         2.4          2.3
      Other revenues.............................................        0.3          0.2         1.0          1.0
                                                                   ---------- ------------  ----------  -----------
        Total....................................................        0.9          0.7         3.4          3.3
                                                                   ---------- ------------  ----------  -----------
   Total net sales...............................................  $     8.1  $       8.2   $    23.0   $     23.0
                                                                   ========== ============  ==========  ===========

Operating income (loss):
   Sam Houston Race Park.........................................  $    (0.4) $      (0.2)  $     0.3   $      0.9
   Valley Race Park..............................................       (0.1)        (0.1)       (0.1)        (0.2)
                                                                   ---------- ------------  ----------  -----------
      Total operating income (loss)..............................  $    (0.5) $      (0.3)  $     0.2   $      0.7
                                                                   ========== ============  ==========  ===========

Income (loss) before income taxes and minority interests.........  $    (0.5) $      (0.3)  $     0.2   $      0.7
                                                                   ========== ============  ==========  ===========

      Net Sales
      Net sales were substantially unchanged for the third quarter and first nine months of 2002 over the comparable prior year periods.

      Operating Income (Loss) and Income (Loss) Before Income Taxes and Minority Interests
      Operating results and income (loss) before income taxes and minority interests decreased slightly for the third quarter and the first nine months of
2002 versus the comparable prior year period due to increased marketing and administrative expenses.

      OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS

                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                ------------------------  -------------------------
                                                                   2002         2001         2002          2001
                                                                -----------  -----------  -----------   -----------
                                                                             (IN MILLIONS OF DOLLARS)

Operating loss................................................  $     (2.0)  $     (2.1)  $     (8.1)   $     (7.9)
Loss before income taxes and minority interests...............        (3.1)        (4.0)       (11.3)         (9.2)

      The operating losses represent corporate general and administrative expenses that are not allocated to the Company's industry segments. The losses before income taxes and minority interests include operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, that are not attributable to the Company's industry segments. The decrease in the loss before income taxes and minority interests for the three months ended September 30, 2002, was primarily the result of lower interest expense on the MGHI Notes as a result of repurchases made in 2002. The increase in the loss before income taxes and minority interests for the nine months ended September 30, 2002 versus the comparable prior year period is primarily a result of lower investment income. This decline was partially offset by lower interest expense on the MGHI Notes.

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

      The following table presents selected operational and financial information with respect to Kaiser's operations for the three and nine months ended September 30, 2002 and 2001. The financial information of Kaiser contained herein and related discussions of financial condition and results of operations are based on the assumption that Kaiser will continue as a "going concern" which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the commencement of the
Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. See Note 1 to the Condensed Consolidated
Financial Statements for further discussion.

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                           ---------------------------  ---------------------------
                                                             2002          2001           2002          2001
                                                           -------------  ------------  ------------- -------------
                                                            (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)
Shipments:(1)
   Alumina:
      Third party.......................................          566.1         680.2        1,839.7       2,009.1
      Intersegment......................................           53.8          51.2          240.1         286.0
                                                           -------------  ------------  ------------- -------------
        Total alumina...................................          619.9         731.4        2,079.8       2,295.1
                                                           -------------  ------------  ------------- -------------
   Primary aluminum:
      Third party.......................................           49.2          59.7          145.2         186.4
      Intersegment......................................            0.1           0.3            1.7           2.3
                                                           -------------  ------------  ------------- -------------
        Total primary aluminum..........................           49.3          60.0          146.9         188.7
                                                           -------------  ------------  ------------- -------------
   Flat-rolled products ................................            9.6          17.0           37.2          59.8
                                                           -------------  ------------  ------------- -------------
   Engineered products..................................           32.5          28.0           95.0          92.2
                                                           -------------  ------------  ------------- -------------
Average realized third party sales price: (2)
   Alumina (per ton)....................................   $        169   $       183   $        168  $        189
   Primary aluminum (per pound).........................   $       0.60   $      0.63   $       0.62  $       0.69

Net sales...............................................   $      348.0   $     430.3   $    1,104.9  $    1,357.4
                                                           =============  ============  ============= =============
Operating income (loss) (3).............................   $      (65.7)  $     (36.1)  $     (139.1) $      151.7
                                                           =============  ============  ============= =============
Income (loss) before income taxes and minority interests(4)$      (77.8)  $     116.6   $     (180.8) $      205.0
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
(3)   Operating loss for the three and nine months ended September 30, 2002 includes special items of $(3.8) million and $(11.3) million, respectively, for restructuring charges, and $(21.5) million and $(23.1)
      million, respectively, for impairment charges during the quarter ended
      September 30, 2002. Operating loss for the three months ended September
      30, 2001, includes special items of $(21.3) million primarily consisting of restructuring charges. Operating income for the nine months ended
      September 30, 2001, includes special items of $198.9 million primarily consisting of net gains on power sales.
(4)   In addition to the items discussed in (3) above, income (loss) before income taxes and minority interests for the three and nine months ended
      September 30, 2002, includes special items of $(1.4) million and $1.1 million, respectively. Income before income taxes and minority interests for the three and nine months ended September 30, 2001, includes special items of: $-0- and $(53.3) million for asbestos-related charges; $163.6 million for the gain on sale of an 8.3% interest in QAL; $13.9 million and
      $32.3 million, respectively, for mark-to-market gains; $(1.0) million and
      $(9.0) million for environmental remediation charges; and $3.4 million and
      $1.9 million for other special items (see Note 2 to the Condensed
      Consolidated Financial Statements).

      Net Sales
      Net sales for the quarter and nine months ended September 30, 2002, decreased from the year ago periods due to decrease in average realized prices for bauxite and alumina, primary aluminum, flat-rolled products and engineered products, in addition to a decline in shipments of bauxite and alumina, primary aluminum and flat-rolled products. Shipments of engineered products increased during the third quarter of 2002 as compared to the third quarter of 2001. The decrease in average realized prices was primarily due to a decrease in market prices for primary aluminum. The decrease in shipments resulted primarily from weather-related delays in the timing of shipments, the sale of an approximate
8.3% interest in QAL in the third quarter of 2001, the curtailment of certain potline operations in March 2002, and reduced demand due to a weak market. The increase in shipments of engineered products during the third quarter of 2002 was the result of increased ground transportation shipments due to increased market demand offset in part by reduced general aviation market shipments.

      Operating Income (Loss)
      After excluding the special items discussed in Note 3 to the table above,
Kaiser had operating losses of $40.4 million and $104.7 million for the three and nine months ended September 30, 2002, respectively, as compared to operating losses of $14.8 million and $47.2 million for the same periods of 2001. The increase in operating losses was a result of lower net sales discussed above, an increase in general and administrative expenses related to higher pension and medical costs, charges related to a key employee retention program, and payments to a trust in respect of certain management compensation arrangements.

      Income (Loss) Before Income Taxes and Minority Interests
      After excluding the special items discussed in Notes 3 and 4 to the table above, Kaiser had income (losses) before income taxes and minority interests of
$(51.1) million and $(147.5) million for the three and nine months ended
September 30, 2002, respectively, as compared to $(42.0) million and $(129.4)
million for the same periods of 2001. In addition, results also included reorganization items of $8.5 million (primarily professional fees) and $24.6 million (primarily professional fees and accelerated amortization of certain deferred financing costs) for the quarter and nine months ended September 30,
2002, respectively. The loss before income taxes and minority interests, after excluding special items, increased from 2001 as a result of the increase in operating losses. This was offset in part by the decline in interest expense which does not accrue on obligations of the Debtors during the bankruptcy.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of
1995. See above for cautionary information with respect to such forward-looking statements.

   OVERVIEW

      The Company conducts its operations primarily through its subsidiaries.
Creditors of subsidiaries of the Company have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the
Company. Certain of the Company's subsidiaries, principally MGHI, MGI, Pacific
Lumber and Scotia LLC, are restricted by their various debt instruments as to the amount of funds that can be paid in the form of dividends or loaned to affiliates. MGHI and its principal forest products companies are highly leveraged and have significant debt service requirements. "MAXXAM PARENT" is used in this section to refer to the Company on a stand-alone basis without its subsidiaries.

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
As a result of the deconsolidation of Kaiser, the balances at September 30, 2002 exclude amounts attributable to Kaiser. For comparison purposes, such amounts have also been excluded from the balances at December 31, 2001 and from the selected information related to changes in cash and cash equivalents for the nine months ended September 30, 2002 and 2001, respectively.

      The following table summarizes certain data related to financial condition and to investing and financing activities of the Company and its subsidiaries.

                                                FOREST PRODUCTS
                                            --------------------------
                                                                  MGI
                                            SCOTIA    PACIFIC     AND    REAL                       MAXXAM
                                              LLC     LUMBER     OTHER  ESTATE   RACING   MGHI      PARENT     TOTAL
                                            -------   --------  ------ -------   ------  ------    -------- ---------
                                                                   (IN MILLIONS OF DOLLARS)

Debt and credit facilities (excluding
   intercompany notes)
Short-term borrowings and current
   maturities of long-term debt:
   September 30, 2002.....................  $ 22.3    $   0.3 (2)$   -  $  9.3    $   -   $43.2 (1)$     -   $   75.1
   December 31, 2001......................    14.9       17.8      0.6    10.4        -       -          -       43.7

Long-term debt, excluding current
   maturities:
   September 30, 2002.....................  $737.6 (1)$   0.4    $   -  $164.1    $ 0.2   $   - (1)$      -  $  902.3
   December 31, 2001......................   754.5        0.5        -   162.6      0.2    88.2           -   1,006.0

Revolving credit facilities:
   Facility commitment amounts............    59.8       45.0      2.5    14.0        -       -           -     121.3
   September 30, 2002:
      Borrowings..........................     5.5          -        -       -        -       -           -       5.5
      Letters of credit...................       -       14.0        -     2.5        -       -           -      16.5
      Unused and available
        credit............................    54.3       18.0      2.5     3.2        -       -           -      78.0

Cash, cash equivalents, marketable
   securities and other investments
September 30, 2002:
   Current amounts restricted for debt
      service.............................  $ 19.3    $     -    $   -  $  0.3    $   -   $   -    $      -  $   19.6
   Other current amounts..................     2.0       24.8     31.7     7.8      7.9     0.3       114.7     189.2
                                            -------   --------   ------ -------   ------  ------   --------- ---------
                                              21.3       24.8     31.7     8.1      7.9     0.3       114.7     208.8
                                            -------   --------   ------ -------   ------  ------   --------- ---------
   Long-term amounts restricted for debt
      service.............................    55.1 (2)      -        -     1.4        -       -           -      56.5
   Other long-term restricted amounts.....       -          -      2.3     7.0        -       -           -       9.3
                                            -------   --------   ------ -------   ------  ------   --------- ---------
                                              55.1          -      2.3     8.4        -       -           -      65.8
                                            -------   --------   ------ -------   ------  ------   --------- ---------
                                            $ 76.4    $  24.8    $34.0  $ 16.5    $ 7.9   $ 0.3    $  114.7  $  274.6
                                            =======   ========   ====== =======   ======  ======   ========= =========

December 31, 2001:
   Current amounts restricted for debt
      service.............................  $ 52.4    $     -    $   -  $  0.4    $  -    $   -    $      -  $   52.8
   Other current amounts..................     2.5        2.3     26.6    16.0      7.5    35.7       128.3     218.9
                                            -------   --------   ------ -------   ------  ------   --------- ---------
                                              54.9        2.3     26.6    16.4      7.5    35.7       128.3     271.7
                                            -------   --------   ------ -------   ------  ------   --------- ---------

   Long-term amounts restricted for debt
      service.............................    87.6          -        -     1.3        -       -           -      88.9
   Other long-term restricted amounts.....       -          -      2.2     7.4        -       -           -       9.6
                                            -------   --------   ------ -------   ------  ------   --------- ---------
                                              87.6          -      2.2     8.7        -       -           -      98.5
                                            -------   --------   ------ ----------------  ------   --------- ---------
                                            $142.5    $   2.3    $28.8  $ 25.1    $ 7.5   $35.7    $  128.3  $  370.2
                                            =======   ========   ====== =======   ======  ======   ========= =========

                                                FOREST PRODUCTS
                                            --------------------------
                                                                  MGI
                                            SCOTIA    PACIFIC     AND    REAL                       MAXXAM
                                              LLC     LUMBER     OTHER  ESTATE   RACING   MGHI      PARENT     TOTAL
                                            -------   --------  ------ -------   ------  ------    -------- ---------
                                                                   (IN MILLIONS OF DOLLARS)

Changes in cash and cash equivalents
Capital expenditures:
   September 30, 2002.....................  $ 4.9     $   3.8    $  0.3 $  3.1    $ 0.5  $    -    $    -    $  12.6
   September 30, 2001.....................    4.2         4.9       1.2  133.0(4)   1.5       -       0.7      145.5

Borrowings (repayments) of debt and
   credit facilities, net of financing
   costs:
   September 30, 2002.....................  $ (9.4)(1)$ (17.8)   $ (0.5)$  0.3    $   -  $(41.4)(1)$      -  $ (68.8)
   September 30, 2001.....................   (14.2)     (19.2)        -  124.9(4)     -   (25.1)       (3.1)    63.3

Dividends and advances received (paid):
   September 30, 2002.....................  $(29.4)(2)$  29.4 (2)$ (0.1) $ (1.1)  $(1.7) $    -    $    2.9  $     -
   September 30, 2001.....................   (77.4)(3)   83.8 (3) (23.7)   (9.5)      -    17.1         9.7        -

----------------------

(1)   The decrease in Scotia LLC's long-term debt between December 31, 2001, and
      September 30, 2002, was the result of principal payments on the Timber
      Notes of $14.8 million during the nine months ended September 30, 2002.
      The decrease in MGHI's long- term debt and increase in short-term debt was due to repurchases of $45.0 million principal amount of MGHI Notes and reclassification of the remaining balance of $43.2 million of the MGHI
      Notes from long-term to short-term maturities. Borrowings (repayments) of debt and credit facilities also includes $5.5 million outstanding on the
      Scotia LLC Line of Credit as of September 30, 2002.
(2)   In March 2002, Scotia LLC released $29.4 million from the SAR Account and distributed this amount to Pacific Lumber. Pacific Lumber used these funds to repay the borrowings outstanding under the Pacific Lumber Credit
      Agreement.
(3)   For the nine months ended September 30, 2001, $77.4 million of dividends were paid by Scotia LLC to Pacific Lumber, $63.9 million of which was made using proceeds from the sale of Scotia LLC's Owl Creek grove. In addition to the $77.4 million of dividends from Scotia LLC, Pacific Lumber received $6.4 million from MGI related to repayment of intercompany debt.
(4)   Capital expenditures and borrowings for the Real Estate segment as of and for the period ended September 30, 2001, reflect the purchase of the Lake
      Pointe Plaza office complex.

   MAXXAM PARENT
      MAXXAM Parent owns 22,061,750 shares of the common stock of Kaiser, representing a 27.3% interest. As a result of the Cases, the value of Kaiser common stock has declined substantially. The market value of the Kaiser shares owned by MAXXAM Parent, based on the price per share quoted at the close of business on November 8, 2002, was $1.3 million. It is possible that MAXXAM
Parent's interest may be diluted or cancelled as a part of a plan of reorganization.

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

   MGHI

      During the nine months ended September 30, 2002, the Company repurchased
$45.0 million principal amount of the MGHI Notes, resulting in an extraordinary gain of $2.3 million (net of tax). Subsequent to September 30, 2002, MGHI repurchased $11.6 million principal amount of the MGHI Notes, resulting in a small gain. MAXXAM Parent expects to pay MGHI the amount of the Intercompany
Note necessary to enable MGHI to satisfy its obligations under the MGHI Notes, which are due August 1, 2003.

      MGHI owns 27,938,250 shares of the common stock of Kaiser, representing a
34.6% interest. As a result of the Cases, the value of Kaiser common stock has declined substantially. The market value of the Kaiser shares owned by MGHI based on the price per share quoted at the close of business on November 8,
2002, was $1.7 million. It is possible that MGHI's interest may be diluted or cancelled as a part of a plan of reorganization.

   FOREST PRODUCTS OPERATIONS

      At September 30, 2002, $14.0 million of letters of credit and no borrowings were outstanding under the Pacific Lumber Credit Agreement. Unused availability was limited to $18.0 million at September 30, 2002. On July 24,
2002, a letter agreement was signed extending the maturity date of the Pacific
Lumber Credit Agreement from August 14, 2003, to August 13, 2004, subject to certain conditions such as completion of a new credit agreement. In connection with such extension, the facility commitment amount was reduced from $50.0 million to $45.0 million. On October 28, 2002, a new credit agreement was entered into which incorporated these changes and allowed for syndication of the facility.

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
At September 30, 2002, Scotia LLC could have borrowed a maximum of $54.3 million under the Scotia LLC Line of Credit, and there was $5.5 million outstanding under the Scotia LLC Line of Credit.

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
These reviews were conducted in an effort to identify ways in which Pacific
Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, closed two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations
(which historically performed approximately half of its logging) as of March 31,
2002, and now relies exclusively on contract loggers to conduct these activities. Further actions may be taken during the next year as a result of
Pacific Lumber's continuing evaluation process, and additional writedowns of certain assets may be required.

      The $29.4 million release from the SAR Account discussed above improved
Pacific Lumber's liquidity during the nine months ended September 30, 2002.
However, Pacific Lumber's cash flows from operations may be adversely affected by the availability of logs. See "Results of Operations--Forest Products
Operations" above as well as Note 8 to the Condensed Consolidated Financial
Statements for further discussion on the regulatory and environmental factors affecting harvest levels and the results of the timber cruise completed in 2002.
Pacific Lumber may require funds available under the Pacific Lumber Credit
Agreement and/or additional repayments by MGI of an intercompany loan in order to meet its working capital and capital expenditure requirements for the next year.

      Scotia LLC's cash flows from operations are significantly impacted by harvest volumes and SBE Prices. On June 19, 2002, the State Board of
Equalization adopted the new Harvest Value Schedule for the second half of 2002.
The SBE Prices published in this schedule reflect an approximate 16% decline for small redwood logs and no price change for small Douglas fir logs. This decline in SBE Prices will continue to have an adverse impact on Scotia LLC's net sales and liquidity during the fourth quarter of 2002. With respect to the note payment due in January 2003, Scotia LLC expects that it will require funds from the Scotia LLC Line of Credit to pay a portion of the interest due, and that all of the funds used to pay the Scheduled Amortization amount will be provided from the SAR Account. With respect to short-term liquidity, Scotia LLC believes that existing cash available for principal payments from the SAR Account, and funds available under the Scotia LLC Line of Credit, together with cash flows from operations, should provide sufficient funds to meet its working capital, capital expenditures and required debt service obligations through 2003. However, cash flows from operations may be insufficient to allow Scotia LLC to fulfill its interest and certain other payment obligations in the long-term if SBE Prices do not improve. In addition, cash flows from operations may continue to be adversely affected if harvest levels decline as a result of the factors discussed in "--Results of Operations--Forest Products Operations--Industry
Overview and Selected Operational Data" above and Note 8 to the Condensed
Consolidated Financial Statements.

      With respect to long-term liquidity, although MGI and its subsidiaries expect that their existing cash and cash equivalents, lines of credit and ability to generate cash flows from operations should provide sufficient funds to meet their debt service, working capital and capital expenditure requirements, until such time as Pacific Lumber has adequate cash flows from operations and/or dividends from Scotia LLC and SBE Prices improve, there can be no assurance that this will be the case. Cash flows from operations in the long-term may continue to be adversely affected by the same factors discussed above which are affecting short-term cash flows from operations.

   REAL ESTATE OPERATIONS

      In August 2002, Motel Assets entered into an agreement to acquire for approximately $53.0 million an interest in a trust which owns a portfolio of sixteen motel properties located in ten different states. Under the agreement,
Motel Assets would make a cash payment of $3.0 million and assume the outstanding principal balance of approximately $50.0 million on the Motel Notes at the expected closing date in November 2002. The Motel Notes have an interest rate of
7.03% with a May 1, 2018, maturity date. Motel Assets would acquire the properties subject to an existing lease agreement with the current tenant, under which the properties are fully leased through April 2019, and under which all obligations are guaranteed by the parent company of the current tenant. Motel
Assets expects to account for the lease as an operating lease. The Motel Notes are secured by the lease, the properties, and an $11.2 million residual value insurance contract.

      In August 2002, Beltway Assets entered into an agreement to acquire an office building located in Houston, Texas, for a purchase price of approximately
$32.0 million. The transaction would be financed with a cash payment of $2.0 million and proceeds of approximately $30.0 million from the issuance of the
Beltway Notes. At the time of the acquisition, Beltway Assets would simultaneously lease the property back to the seller for a period of 22 years.
Beltway Assets expects to account for the lease as an operating lease. The
Beltway Notes would be secured by the building, the lease, and an $11.2 million residual value insurance contract.

      The Company believes that the existing cash and credit facilities of its real estate subsidiaries, excluding PDMPI, are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing and joint venture partners, should provide sufficient funds to meet their working capital and capital expenditure requirements. PDMPI and its subsidiaries, however, have required advances during 2002 and 2001 to fund their operations, and PDMPI may require such advances in the future.

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

      As of September 30, 2002, $176.6 million was available to Kaiser under the
DIP Facility (of which $87.7 million could be used for additional letters of credit) and no borrowings were outstanding under the revolving credit facility.
At October 31, 2002, Kaiser's cash and cash equivalents were approximately $74.1 million, there were no outstanding borrowings under the revolving credit portion of the DIP Facility and outstanding letters of credit were approximately $40.7 million.

CRITICAL ACCOUNTING POLICIES

      In the second quarter of 2002, the Company completed its timber cruise which resulted in new and updated timber volume information (see also Note 8 to the Condensed Consolidated Financial Statements). Accordingly, the Company
revised its estimated depletion rates beginning April 1, 2002. There was relatively no impact on depletion expense for the nine months ended September
30, 2002, as a result of using the updated timber volume information.

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

ITEM 4.         DISCLOSURE CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange
Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief
Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

      Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures. Based on the foregoing, the
Company's Chief Executive Officer and Chief Financial Officer concluded that the
Company's disclosure controls and procedures were effective.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II.        OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

      The information set forth in Note 8 to the Condensed Consolidated Financial
Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

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

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

      A.   EXHIBITS:

4.1   Credit Agreement dated October 28, 2002, among Pacific Lumber, Bank of
      America, N.A., as Administrative Agent and L/C Issuer, and the Lenders
      from time to time party thereto (incorporated herein by reference to
      Exhibit 4.1 to the Quarterly Report on Form 10-Q of MAXXAM Group Holdings
      Inc. for the quarter ended September 30, 2002; File No. 333-18723)

      B.        REPORTS ON FORM 8-K:

      On August 13, 2002, the Company filed a current report on Form 8-K dated
August 13, 2002, related to the Certification of the Chief Executive and Chief
Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      On October 4, 2002, the Company filed a current report on Form 8-K dated
October 1, 2002, related to the EPIC- SYP/Permits lawsuit.

      On October 18, 2002, the Company filed a current report on Form 8-K dated
October 18, 2002, related to the settlement of the OTS action.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Registrant and as the principal financial and accounting officers of the
Registrant, respectively.

                                                                                 MAXXAM INC.

Date: November 13, 2002                By:         /S/     PAUL N. SCHWARTZ
                                           ---------------------------------------------------
                                                            Paul N. Schwartz
                                             President, Chief Financial Officer and Director
                                                     (Principal Financial Officer)

Date: November 13, 2002                By:       /S/      ELIZABETH D. BRUMLEY
                                           ---------------------------------------------------
                                                          Elizabeth D. Brumley
                                                               Controller
                                                     (Principal Accounting Officer)

                                 CERTIFICATIONS

     I, Charles E. Hurwitz, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of MAXXAM Inc.;

     2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002            By:              /S/    CHARLES E. HURWITZ
                                             --------------------------------------------------
                                                           Charles E. Hurwitz
                                                        Chairman of the Board and
                                                         Chief Executive Officer

     I, Paul N. Schwartz, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of MAXXAM Inc.;

     2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 13, 2002          By:                /S/   PAUL N. SCHWARTZ
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
July 24, 2001, in the U.S. District Court in the Northern District of California

Beltway Assets: Beltway Assets LLC, a limited liability company, which is an indirect wholly owned subsidiary of the Company

Beltway Notes: Beltway Assets' 6.31% notes due in November, 2024

Britt:  Britt Lumber Co., Inc., a wholly owned subsidiary of MGI

CARIFA:  Carribean Basin Projects Financing Authority

Cases: The Chapter 11 proceedings of Kaiser, KACC and 15 of KACC's subsidiaries

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
99CS00639) filed March 31, 1999 in the Superior Court of Sacramento County
(Order Granting Change of Venue was filed on May 27, 1999, and assigned Case No.
CV990452 in Humboldt County Superior Court)

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

MGHI:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of the Company

MGHI Notes:  MGHI's 12% Senior Secured Notes due August 1, 2003

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of MGHI

Motel Assets: Motel Assets Holdings LLC, a limited liability company, and its subsidiaries, all of which are indirect wholly owned subsidiaries of the Company

Motel Notes:  Motel Assets' 7.03% notes due May 1, 2018

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

Pacific Lumber: The Pacific Lumber Company, a wholly-owned subsidiary of MGI

Pacific Lumber Credit Agreement: The revolving credit agreement between Pacific
Lumber and a bank which provides for borrowings of up to $45.0 million

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