Form 10-K
period 2002-12-31
MAXXAM INC
filed 2003-03-31
CIK 63814

 -------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                           ---------------------------

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002        Commission File Number 1-3924

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

          Securities registered pursuant to Section 12(b) of the Act:

                              --------------------

                                                            Name of each exchange
                     Title of each class                    on which registered
                     -------------------                    ---------------------
Common Stock, $.50 par value.............................         American

        Securities registered pursuant to Section 12(g) of the Act: None.

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

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter: $40.3 million.

    Number of shares of common stock outstanding at March 21, 2003: 6,527,671

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than
120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.
 -------------------------------------------------------------------------------

                      TABLE OF CONTENTS

                           Part I

List of Defined Terms
Item 1.        Business
               General
               Forest Products Operations
               Real Estate Operations
               Racing Operations
               Kaiser Aluminum

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
                       Independent Auditors' Report
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

                          Part III

Items 10-13.   To be filed with the Registrant's definitive proxy statement

Item 14.       Controls and Procedures

Item 15.       To be filed with the Registrant's definitive proxy statement..............................

                           Part IV

Item 16.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

Certifications

Index of Exhibits

                    List of Defined Terms

      Set forth below is a list of all terms used and defined in this Report and the Consolidated Financial Statements and the pages on which they first appear.

1994 Director Plan
1994 Omnibus Plan
2002 Omnibus Plan
Acquiring Person
Additional Debtors
APB Opinion 30
Bankruptcy Court
Bear Creek lawsuit
Beltway Assets
Beltway Notes
BOF
Britt
Cases
CDF
CEQA
CESA
Class A Preferred Stock
Code
Common Stock
Company
Custodial Trust Agreement
CWA
Debtors
Elk River Order
Environmental Plans
EPA
EPIC-SYP/Permits lawsuit
ERF lawsuit
ESA
FASB
FDIC
FDIC action
FDIC counterclaim
Federated
Filing Date
FIN 45
FIN 46
FireRock, LLC
Forest Practice Act
Giddeon Holdings
GIS
GPS
Harvest Value Schedule
HCP
Headwaters Agreement
Headwaters Timberlands
Humboldt DA action
HWC lawsuit
Junior Preferred Stock
KACC
Kahn lawsuit
Kaiser
Kaiser Financial Statements
Kaiser Shares
Lakepointe Assets
Lakepointe Notes
LIFO
LTSY
Master Purchase Agreement
MAXXAM
MAXXAM Parent
MGHI
MGHI Notes
MGI
Motel Assets
Motel Notes
MPC
North Coast Water Board
Old growth
Original Debtors
OTS
OTS action
Pacific Lumber
Pacific Lumber Credit Agreement
Palco Companies
Palmas
Palmas Country Club Notes
PDMPI
Permits
PSLRA
QAL
Racing Act
Racing Commission
Required Liquidity Amount
Respondents
Rights
Salmon Creek
SAR Account
SBE Price
Scheduled Amortization
Scotia LLC
Scotia LLC Line of Credit
Scotia LLC Timber
Scotia LLC Timber Rights
Scotia LLC Timberlands
Series A Right
Series B Right
SFAS
SFAS No. 115
SFAS No. 123
SFAS No. 143
SFAS No. 144
SFAS No. 145
SFAS No. 146
SFAS No. 148
SFAS No. 66
SHRP, Ltd.
SOP 90-7
State Water Board
SunRidge Canyon LLC
SYP
take
THP No. 520 lawsuit
THPs
Timber Notes
Timber Notes Indenture
TMDLs
USAT
USWA
USWA lawsuit
Wrigley lawsuit
young growth

                                     PART I

ITEM 1.           BUSINESS

GENERAL

      MAXXAM Inc. and its subsidiaries are collectively referred to herein as the "COMPANY" or "MAXXAM" unless otherwise indicated or the context indicates otherwise. The Company is a holding company and, as such, conducts substantially all of its operations through its subsidiaries. The Company operates in three principal industries:

o     Forest products, through MAXXAM Group Inc. ("MGI") and MGI's wholly owned subsidiaries, The Pacific Lumber Company ("PACIFIC LUMBER"), Scotia
      Pacific Company LLC ("SCOTIA LLC"), and Britt Lumber Co., Inc. ("BRITT").
      MGI operates in several principal aspects of the lumber industry -- the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber and the manufacture of lumber into a variety of finished products. Housing, construction and remodeling are the principal markets for the Company's lumber products. Subsidiaries of MGI also own several commercial real estate properties (which operations are reflected under the sections dealing with the real estate segment).

o     Real estate investment and development, managed through its wholly owned subsidiary, MAXXAM Property Company ("MPC"). The Company, principally through its wholly owned subsidiaries, is engaged in the business of residential and commercial real estate investment and development, primarily in Puerto Rico, Arizona, California and Texas, including associated golf course or resort operations in certain locations.

o     Racing operations, through Sam Houston Race Park, Ltd. ("SHRP, LTD."), a
      Texas limited partnership, wholly owned by the Company. SHRP, Ltd. owns and operates a Class 1 pari-mutuel horse racing facility in the greater
      Houston metropolitan area, and a pari-mutuel greyhound racing facility in
      Harlingen, Texas.

      In addition to the above, the Company owns approximately 62% of Kaiser
Aluminum Corporation ("KAISER"), an integrated aluminum producer. Kaiser and a number of its subsidiaries have filed for reorganization under Chapter 11 of the
United States Bankruptcy Code. See "--Aluminum Operations --Reorganization
Proceedings" and Notes 1 and 4 to the Consolidated Financial Statements
contained herein. Except as otherwise indicated, all references herein to
"Notes" represent the Notes to the Consolidated Financial Statements contained herein.

      This Annual Report on Form 10-K contains statements which
constitute"forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995 ("PSLRA"). These statements appear in a number of places (see Item 1."Business--Forest Products Operations--Timber and
Timberlands" and "--Regulatory and Environmental Factors;" most sections under
Item 3. "Legal Proceedings;" and several sections under Item 7. "Management's
Discussion and Analysis of Financial Condition and Results of Operations"). Such
statements can be identified by the use of forward-looking terminology such as
"believes," "expects," "may," "estimates," "will," "should," "plans" or
"anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This Report identifies other factors which could cause differences between such forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

FOREST PRODUCTS OPERATIONS

   GENERAL

      The Company engages in forest products operations through MGI and its wholly owned subsidiaries, Pacific Lumber, Britt, and Scotia LLC, which is a wholly owned subsidiary of Pacific Lumber. Pacific Lumber, which has been in continuous operation for over 130 years, engages in several principal aspects of the lumber industry--the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber products and the manufacturing of lumber into a variety of value-added finished products. Britt manufactures redwood fencing and decking products from small diameter logs, a substantial portion of which Britt acquires from Pacific Lumber.

      During 2001, comprehensive external and internal reviews were conducted by
Pacific Lumber with respect to its business operations. These reviews were an effort to identify ways in which Pacific Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews,
Pacific Lumber, among other things, closed two of its sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, has begun utilizing more efficient harvesting methods, and adopted certain other cost saving measures. Most of these changes were implemented by
Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. As of
March 31, 2002, Pacific Lumber also ended its company-staffed logging operations
(which historically performed approximately half of its logging), and now relies exclusively on contract loggers. See "--Production Facilities" and "--Regulatory and Environmental Factors - Timber Operations."

   TIMBER AND TIMBERLANDS

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and
"Business--General" above for cautionary information with respect to such forward-looking statements.

      Pacific Lumber owns and manages, directly or through subsidiaries, approximately 218,000 acres of virtually contiguous commercial timberlands located in Humboldt County along the northern California coast, an area which has very favorable soil and climate conditions for growing timber. These timberlands contain approximately 66% redwood, 30% Douglas-fir and 4% other timber (by volume), are located in close proximity to Pacific Lumber's and
Britt's sawmills, and contain an extensive network of roads. Approximately
205,000 acres of Pacific Lumber's timberlands are owned by Scotia LLC (the
"SCOTIA LLC TIMBERLANDS"), and Scotia LLC has the exclusive right to harvest
(the "SCOTIA LLC TIMBER RIGHTS") approximately 12,200 acres of Pacific Lumber's timberlands. The timber in respect of the Scotia LLC Timberlands and the Scotia
LLC Timber Rights is collectively referred to as the "SCOTIA LLC TIMBER."
Substantially all of Scotia LLC's assets are pledged as security for Scotia
LLC's 6.55% Series B Class A-1 Timber Collateralized Notes, 7.11% Series B Class
A-2 Timber Collateralized Notes and 7.71% Series B Class A-3 Timber
Collateralized Notes (collectively, the "TIMBER NOTES"). The Indenture governing the Timber Notes is referred to herein as the "TIMBER NOTES INDENTURE." Pacific
Lumber harvests and purchases from Scotia LLC virtually all of the logs harvested from the Scotia LLC Timber. See "--Relationship with Scotia LLC" below for a description of this and other relationships between Pacific Lumber and
Scotia LLC.

      In March 1999, Pacific Lumber and its wholly owned subsidiaries, Scotia
LLC and Salmon Creek LLC ("SALMON CREEK") (collectively, the "PALCO COMPANIES")
consummated the Headwaters Agreement (the "HEADWATERS AGREEMENT") with the
United States and California. Pursuant to the agreement, approximately 5,600 acres of timberlands owned by the Palco Companies (the "HEADWATERS TIMBERLANDS")
were transferred to the United States in exchange for (a) an aggregate of $300.0 million, (b) approximately 7,700 acres of timberlands, and (c) approval by the federal and state governments of habitat conservation and sustained yield plans
(the "ENVIRONMENTAL PLANS") in respect of the Scotia LLC Timberlands. California also agreed to offer to purchase a portion of Pacific Lumber's Grizzly Creek grove and to purchase Scotia LLC's Owl Creek grove (which purchases were subsequently consummated; see Note 5).

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
Pacific Lumber is required to comply with California forestry regulations regarding reforestation, which generally require that an area be reforested to specified standards within an established period of time. Pursuant to the services agreement described below (see "--Relationship with Scotia LLC"),
Pacific Lumber conducts regeneration activities on the Scotia LLC Timberlands for Scotia LLC. Reforestation of redwood timber generally is accomplished through redwood sprouts from harvested trees and the planting of redwood seedlings at levels designed to optimize growth. Douglas-fir timber is regenerated almost entirely by planting seedlings. During 2002, Pacific Lumber planted an estimated 1,100,000 redwood and Douglas-fir seedlings.

      California law requires large timberland owners, including Pacific Lumber, to demonstrate that their operations will not decrease the sustainable productivity of their timberlands. A timber company may comply with this requirement by submitting a sustained yield plan to the California Department of
Forestry and Fire Protection ("CDF") for review and approval. A sustained yield plan contains a timber growth and yield assessment, which evaluates and calculates the amount of timber and long-term production outlook for a company's timberlands, a fish and wildlife assessment, which addresses the condition and management of fisheries and wildlife in the area, and a watershed assessment, which addresses the protection of aquatic resources. The relevant regulations require determination of a long-term sustained yield ("LTSY"), which is the average annual growth sustainable by the timber inventory at the end of a
100-year planning period. The LTSY is determined based upon timber inventory, projected growth and harvesting methodologies, as well as soil, water, air, wildlife and other relevant considerations. A sustained yield plan must demonstrate that the average annual harvest over any rolling ten-year period within the planning horizon does not exceed the LTSY.

      Pacific Lumber is also subject to federal and state laws providing for the protection and conservation of wildlife species which have been designated as endangered or threatened, certain of which are found on Pacific Lumber's timberlands. These laws generally prohibit certain adverse impacts on such species (referred to as a "TAKE"), except for incidental takes which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permit. A habitat conservation plan analyzes the impact of the incidental take and specifies measures to monitor, minimize and mitigate such impact. As part of the Headwaters Agreement, the federal and state governments approved the
Environmental Plans, consisting of a sustained yield plan (the "SYP") and a multi-species habitat conservation plan (the "HCP") in respect of the Scotia LLC
Timberlands. See "--Regulatory and Environmental Factors" and Note 16.

      In May 2002, Pacific Lumber completed its first timber cruise since 1986.
The results of the timber cruise provided Pacific Lumber with an estimate of the volume of merchantable timber on Pacific Lumber's timberlands. The new cruise data reflected a 0.1 million MBF decrease in estimated overall timber volume as compared to the estimated volumes reported as of December 31, 2001 using the
1986 cruise data (adjusted for harvest and estimated growth). The new cruise data indicates that there is significantly less old growth timber than estimated as of December 31, 2001, using the 1986 cruise data. There was also an estimated increase in young growth timber volume almost equal to the estimated decrease in old growth timber volume. This change in mix could adversely affect the
Company's revenues. However, because there are many variables that affect revenues and profitability, the Company cannot quantify the effect of the revised estimate on current and future cash flows. The new timber volumes are now being utilized in various aspects of Pacific Lumber's operations, including estimating volumes on timber harvesting plans ("THPs") and determining depletion expense.

   HARVESTING PRACTICES

      The ability of Pacific Lumber to harvest timber depends in large part upon its ability to obtain regulatory approval of THPs. Prior to harvesting timber in
California, companies are required to obtain the CDF's approval of a detailed
THP for the area to be harvested. A THP must be submitted by a registered professional forester and must include information regarding the method of proposed timber operations for a specified area, whether the operations will have any adverse impact on the environment and, if so, the mitigation measures to be used to reduce any such impact. The CDF's evaluation of THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. The number of Pacific
Lumber's approved THPs and the amount of timber covered by such THPs varies significantly from time to time, depending upon the timing of agency review and other factors. Timber covered by an approved THP is typically harvested within a one year period from the date that harvesting first begins. The Timber Notes
Indenture requires Scotia LLC to use its best efforts (consistent with prudent business practices) to maintain a number of pending THPs which, together with
THPs previously approved, would cover rights to harvest a quantity of Scotia LLC
Timber adequate to pay interest and principal amortization based on the Minimum
Principal Amortization schedule for the Timber Notes for the next succeeding twelve month period. See Item 7. "Management's Discussion and Analysis of
Financial Condition and Results of Operations--Forest Products
Operation--Industry Overview and Selected Operational Data" for information regarding developments in the rate of THP approvals. See also "--Regulatory and
Environmental Factors," Item. 3 "Legal Proceedings," and Item 7. "Management's
Discussion and Analysis of Financial Condition and Results of Operations" for
various legal, regulatory, environmental and other challenges being faced by
Pacific Lumber in connection with timber harvesting and other operations on its timberlands.

      Pacific Lumber maintains a detailed geographical information system covering its timberlands (the "GIS"). The GIS covers numerous aspects of Pacific
Lumber's timber properties, including timber type, tree class, wildlife and botanical data, geological information, roads, rivers and streams. Pursuant to the services agreement (described below), Pacific Lumber, to the extent necessary, provides Scotia LLC with personnel and technical assistance in updating, upgrading and improving the GIS and the other computer systems owned by Scotia LLC. By carefully monitoring and updating this data base and conducting field studies, Scotia LLC's foresters are better able to develop detailed THPs addressing the various regulatory requirements. Pacific Lumber also utilizes a Global Positioning System ("GPS") which can provide precise location of geographic features through satellite positioning. Use of the GPS greatly enhances the quality and efficiency of the GIS data.

      Pacific Lumber employs a variety of well-accepted methods of selecting trees for harvest designed to achieve optimal regeneration and to meet its state-approved SYP. These methods, referred to as "silvicultural systems" in the forestry profession, range from very light thinnings (aimed at enhancing the growth rate of retained trees) to clear cutting, which results in the harvest of nearly all trees in an area (with the exception of sub-merchantable trees and trees retained for wildlife protection) and replacement with a new forest stand.
In between are a number of varying levels of partial harvests which can be employed.

   PRODUCTION FACILITIES

      Pacific Lumber operates two highly mechanized sawmills and related facilities located in Fortuna and Carlotta, California. Pacific Lumber's
sawmills historically have been supplied almost entirely from timber harvested from Pacific Lumber's timberlands, but are supplemented from time to time by logs purchased from third parties. Pacific Lumber has over the years implemented numerous technological advances that have increased the operating efficiency of its production facilities and the recovery of finished products from its timber.
Pacific Lumber produced approximately 194, 160 and 205 million board feet of lumber in 2002, 2001and 2000, respectively. The Fortuna sawmill produces primarily common grade lumber. The Carlotta sawmill produces both common and upper grade redwood lumber. As part of Pacific Lumber's strategic review of its operations, Sawmills "A" and "B" in Scotia, California, were closed in 2001.
See "--General."

      Britt owns a 46,000 square foot mill in Arcata, California. Britt's primary business is the processing of small diameter redwood logs into fencing products for sale to retail and wholesale customers. Britt purchases, primarily from Pacific Lumber but also from other timberland owners, small diameter (6 to
15 inch) redwood logs of varying lengths. Britt processes these logs at its mill into a variety of fencing products, including "dog-eared" 1" by 6" fence stock in six foot lengths, 4" by 4" fence posts in 6 through 12 foot lengths, and other lumber products in 6 through 12 foot lengths. Britt's purchases of logs from third parties are generally consummated pursuant to short-term contracts of
12 months or less. Britt's manufacturing operations are conducted on 12 acres of land, ten acres of which are leased on a long-term fixed price basis from an unrelated third party. An 18 acre log sorting and storage yard is located one-quarter of a mile away. Britt's (single shift) mill capacity, assuming 40 production hours per week, is estimated at 37.4 million board feet of fencing products per year. Britt completed a 25,000 square foot remanufacturing facility for fencing products in 2001.

      Pacific Lumber operates a finishing and remanufacturing plant in Scotia which processes rough lumber into a variety of finished products such as trim, fascia, siding and paneling. Remanufacturing enhances the value of some grades of lumber by assembling knot-free pieces of narrower and shorter lumber into wider or longer pieces in Pacific Lumber's state-of-the-art end and edge glue plant. The result is a standard sized upper grade product which can be sold at a significant premium over common grade products. Pacific Lumber has approved a project to consolidate its planing operations into a single location at Scotia, resulting in a more efficient operation with significantly lower unit costs. The projected cost is $4.5 million and the project is expected to be completed in the fourth quarter of 2003. Pacific Lumber has also installed a lumber remanufacturing facility at its mill in Fortuna which processes low grade redwood common lumber into value-added, higher grade redwood fence and related products.

      Pacific Lumber dries the majority of its upper grade lumber before it is sold. Upper grades of redwood lumber are generally air-dried for three to twelve months and then kiln-dried to produce a dimensionally stable and higher quality product which generally commands higher prices than "green" lumber (which is lumber sold before it has been dried). Upper grade Douglas-fir lumber is generally kiln-dried immediately after it is cut. Pacific Lumber owns and can operate up to 35 kilns having an annual capacity of approximately 95 million board feet, and which produce higher quality upper and common grades of lumber, a substantial portion of which consists of redwood commons for siding and decking. Pacific Lumber also maintains several large enclosed storage sheds which can hold approximately 27 million board feet of dry lumber.

      Pacific Lumber owns and operates a cogeneration power plant which is fueled by the wood residue from logging and lumber production operations. The operations of Pacific Lumber and Britt supplied 63% of the fuel in 2002. The power plant is capable of producing up to 30 megawatts per hour and generates substantially all of the energy requirements of Scotia, California, the town adjacent to Pacific Lumber's timberlands where several of its facilities are located and where a number of its employees live. Pacific Lumber sells surplus power to Pacific Gas and Electric Company. In 2002, the sale of surplus power accounted for approximately 5% of Pacific Lumber's total revenues.

   PRODUCTS

      The following table sets forth the distribution of MGI's lumber production
(on a net board foot basis) and revenues by product line:

                                                 YEAR ENDED DECEMBER 31, 2002                      YEAR ENDED DECEMBER 31, 2001
                                        ---------------------------------------------     ------------------------------------------
                                        % OF TOTAL                                        % OF TOTAL
                                        LUMBER           % OF TOTAL                       LUMBER         % OF TOTAL
                                        PRODUCTION       LUMBER          % OF TOTAL       PRODUCTION     LUMBER          % OF TOTAL
              PRODUCT                   VOLUME           REVENUES        REVENUES         VOLUME         REVENUES        REVENUES
-----------------------------------     -------------    ------------    ------------     -----------    -----------     -----------

Upper grade redwood lumber.........                8%             21%             18%              7%            19%             15%
Common grade redwood lumber........               81%             71%             60%             68%            62%             51%
                                        -------------    ------------    ------------     -----------    -----------     -----------
   Total redwood lumber............               89%             92%             78%             75%            81%             66%
                                        -------------    ------------    ------------     -----------    -----------     -----------
Upper grade Douglas-fir lumber.....                2%              4%              3%              4%             7%              6%
Common grade Douglas-fir lumber....                9%              4%              4%             20%            11%              9%
                                        -------------    ------------    ------------     -----------    -----------     -----------
   Total Douglas-fir lumber........               11%              8%              7%             24%            18%             15%
                                        -------------    ------------    ------------     -----------    -----------     -----------
Other grades of lumber.............                0%              0%              0%              1%             1%              1%
                                        -------------    ------------    ------------     -----------    -----------     -----------
      Total lumber.................              100%            100%             85%            100%           100%             82%
                                        =============    ============    ============     ===========    ===========     ===========

Logs...............................                                                7%                                             6%
                                                                         ============                                    ===========

Hardwood chips.....................                                                0%                                             2%
Softwood chips.....................                                                1%                                             2%
                                                                         ------------                                    -----------
   Total wood chips................                                                1%                                             4%
                                                                         ============                                    ===========

      In 2002, MGI sold 278.5 million board feet of lumber. See "Management's
Discussion and Analyses of Financial Condition and Results of
Operations--Results of Operations--Forest Products Operations--Industry
Overview" for additional information. Lumber products vary greatly by the species and quality of the timber from which they are produced. Lumber is sold not only by grade (such as "upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

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

      MGI does not have any significant contractual relationships with third parties relating to the purchase of logs. During 2002, MGI purchased approximately 2.2 million board feet of logs from third parties. Pacific Lumber uses a whole-log chipper to produce wood chips from hardwood trees which would otherwise be left as waste (subject to availability of raw material). These chips are sold to third parties primarily for the production of facsimile and other specialty papers. Pacific Lumber also produces softwood chips from the wood residue from its milling operations. These chips are sold to third parties for the production of wood pulp and paper products.

   BACKLOG AND SEASONALITY

      MGI's backlog of sales orders at December 31, 2002 was approximately $42.7 million, of which it is estimated that $13.6 million will be shipped in the first quarter of 2003. For 2001, sales orders were made on a short-term basis.
Accordingly, the backlog of sales orders at December 31, 2001, was $15.7 million, the substantial portion of which was delivered in the first quarter of
2002. See Item 7. "Management's Discussion and Analysis of Financial Condition
and Results of Operations--Results of Operations--Forest Products
Operations--Net Sales." MGI has historically experienced lower first quarter sales due largely to the general decline in construction-related activity during the winter months. As a consequence, MGI's results in any one quarter are not necessarily indicative of results to be expected for the full year. See
"--Regulatory and Environmental Factors" below and Item 7. "Management's
Discussion and Analysis of Financial Condition and Results of
Operations--Results of Operations--Forest Products Operations--Industry
Overview."

   MARKETING

      The housing, construction and remodeling markets are the primary markets for MGI's lumber products. MGI's policy is to maintain a wide distribution of its products both geographically and in terms of the number of customers. MGI sells its lumber products throughout the country to a variety of accounts, the large majority of which are wholesale distributors, followed by industrial users, manufacturers and exporters. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the
Mississippi River, with California accounting for approximately 67% of these sales in 2002. Common grades of Douglas-fir lumber are sold primarily in
California. In 2002, Pacific Lumber had three customers which accounted for approximately 9%, 8% and 6%, respectively, of MGI's total net lumber sales.
Exports of lumber accounted for approximately 4% of MGI's total revenues in
2002. MGI markets its products through its own sales staff which focuses primarily on domestic sales.

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
Competition in the common grade redwood and Douglas-fir lumber market is intense, with MGI competing with numerous large and small lumber producers. MGI primarily competes with the northern California mills of Simpson, Redwood Empire and Mendocino Redwood. In August of 2002, Georgia Pacific, previously a large producer of redwood products and a competitor has closed its sawmill in northern
California.

   EMPLOYEES

      As of March 1, 2003, MGI had approximately 915 employees, none of whom are covered by a collective bargaining agreement.

   RELATIONSHIP WITH SCOTIA LLC

      Scotia LLC's foresters, wildlife and fisheries biologists, geologists, botanists and other personnel are responsible for providing a number of forest stewardship techniques, including protecting the timber located on the Scotia
LLC Timberlands from forest fires, erosion, insects and other damage, overseeing reforestation activities and monitoring environmental and regulatory compliance.
Scotia LLC's personnel are also responsible for preparing THPs and updating the information contained in the GIS. See "--Harvesting Practices" above for a description of the GIS updating process and the THP preparation process.

      Scotia LLC and Pacific Lumber are parties to several agreements between themselves, including a master purchase agreement (the "MASTER PURCHASE
AGREEMENT") and a services agreement, relating to the conduct of their forest products' operations. The Master Purchase Agreement governs the sale to Pacific
Lumber by Scotia LLC of logs harvested from the Scotia LLC Timberlands. Under the services agreement, Pacific Lumber provides operational, management and related services to Scotia LLC with respect to the Scotia LLC Timberlands.
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

   REGULATORY AND ENVIRONMENTAL FACTORS

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and
"Business--General" above for cautionary information with respect to such
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
These requirements include the obligation of timber companies to obtain regulatory approval of detailed THPs containing information with respect to areas proposed to be harvested. See "--Harvesting Practices" above. California law also requires large timberland owners, including Pacific Lumber, to demonstrate that their proposed timber operations will not decrease the sustainable productivity of their timberlands. See "--Timber and Timberlands"
above. The federal Endangered Species Act (the "ESA") and California Endangered
Species Act (the "CESA") provide in general for the protection and conservation of specifically listed wildlife and plants. These laws generally prohibit the take of certain species, except for incidental takes pursuant to otherwise lawful activities which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permits. A habitat conservation plan, among other things, specifies measures to minimize and mitigate the potential impact of the incidental take of species and to monitor the effects of the activities covered by the plan. The operations of Pacific Lumber are also subject to the California Environmental Quality Act (the "CEQA"), which provides for protection of the state's air and water quality and wildlife, and the
California Water Quality Act and federal Clean Water Act (the "CWA"), which require that Pacific Lumber conduct its operations so as to reasonably protect the water quality of nearby rivers and streams. Compliance with such laws, regulations and judicial and administrative interpretations, together with other regulatory and environmental matters, have resulted in restrictions on the scope and timing of Pacific Lumber's timber operations (such as recent actions of the regional water board and its staff--see "--Water Quality" below), increased operational costs and engendered litigation and other challenges to its operations.

      The Environmental Plans
      The Environmental Plans, consisting of the HCP and the SYP, were approved by the federal and state governments upon the consummation of the Headwaters
Agreement. In connection with approval of the Environmental Plans, incidental take permits (the "PERMITS") were issued with respect to certain threatened, endangered and other species found on the Scotia LLC Timberlands. The Permits cover the 50-year term of the HCP and allow incidental takes of 17 different species covered by the HCP, including four species which are found on the Scotia
LLC Timberlands that had previously been listed under the ESA and/or the CESA by the applicable governmental entities. The agreements which implement the
Environmental Plans also provide for various remedies (including the issuance of written stop orders and liquidated damages) in the event of a breach by Scotia
LLC of these agreements or the Environmental Plans.

      Under the Environmental Plans, harvesting activities are prohibited or restricted on certain areas of the Scotia LLC Timberlands. Some of these restrictions continue for the entire 50-year period. For example, several areas
(consisting of substantial quantities of timber, including old growth redwood and Douglas-fir timber) serve as habitat conservation areas for the marbled murrelet, a coastal seabird, and certain other species. Harvesting in certain other areas of the Scotia LLC Timberlands is currently prohibited while these areas are evaluated for the potential risk of landslide and the degree to which harvesting activities will be prohibited or restricted in the future. Further, additional areas alongside streams have been designated as buffers, in which harvesting is prohibited or restricted, to protect aquatic and riparian habitat.
Restrictions on harvest in streamside buffers and potential landslide prone acres may be adjusted up or down, subject to certain minimum and maximum buffers, based upon the ongoing watershed analysis process described below. The adaptive management process described below may also be used to modify most of these restrictions.

      The first analysis by the Palco Companies of a watershed, Freshwater, was released in June 2001. This analysis was used by the Palco Companies and the government agencies to develop proposed harvesting prescriptions. The Freshwater prescriptions resulted in a reduction in the size of the streamside buffers set forth in the Environmental Plans and also provide for geologic reviews in order to conduct any harvesting activities on potential landslide-prone areas.
Watershed analysis based prescriptions are currently being developed for other portions of the Scotia LLC Timberlands. At least one additional watershed analysis study is expected to be completed in 2003. The HCP required the Palco
Companies, together with the government agencies, to establish a watershed analysis schedule resulting in completion of the initial watershed analysis process for all covered lands within five years. However, due largely to the number of agencies involved and the depth and complexity of the analysis, the process has thus far proven to require more time than originally anticipated.
Accordingly, the Palco Companies will be working with the government agencies to establish an appropriate timeline for implementation of watershed analysis on the remaining portions of Scotia LLC Timberlands to ensure that such studies are time and cost efficient, and that such studies continue to provide scientific results necessary to evaluate potential changes to the harvesting restrictions on those lands.

      The HCP imposes certain restrictions on the use of roads on the timberlands covered by the HCP during several months of the year and during periods of wet weather. However, Pacific Lumber has conducted, and expects to be able to continue to conduct, some harvesting during these periods. A pending adaptive management change to the road restrictions of the Environmental Plans would help ensure that road restrictions are consistent with the operational needs of the Palco Companies. The HCP also requires that 75 miles of roads be stormproofed on an annual basis and that certain other roads must be built or repaired. The nature of this work requires that it be performed in the dry periods of the year. To date, over 360 miles of roads have been stormproofed.

      The HCP contains an adaptive management provision, which various regulatory agencies have clarified will be implemented on a timely and efficient basis, and in a manner which will be both biologically and economically sound.
This provision allows the Palco Companies to propose changes to many of the HCP prescriptions based on, among other things, economic considerations. The regulatory agencies have also clarified that in applying this adaptive management provision, to the extent the changes proposed do not result in the jeopardy of a particular species, the regulatory agencies will consider the practicality of the suggested changes, including the cost and economic feasibility and viability. The Palco Companies and the agencies have implemented various adaptive management changes related to wildlife and rare plants, and other changes relating to roads and streamside buffers are under consideration by the government agencies. These adaptive management changes have increased the ability to conduct harvesting operations and/or reduce operating costs while still meeting the obligations of the Environmental Plans.

      Water Quality
      Under the Federal Clean Water Act, the Environmental Protection Agency
(the "EPA") is required to establish total maximum daily load limits ("TMDLs")
in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board ("NORTH COAST WATER
BOARD") are in the process of establishing TMDLs for many northern California rivers and certain of their tributaries, including nine water courses that flow within the Scotia LLC Timberlands. The Company expects this process to continue into 2010. In December 1999, the EPA issued a report dealing with TMDLs on two of the nine water courses. The agency indicated that the requirements under the
HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. The North Coast Water Board has begun the process of establishing the TMDL requirements applicable to two other water courses on the Company's timberlands, with a targeted completion of spring 2004 for these two water courses. The final TMDL requirements applicable to the
Company's timberlands may require aquatic protection measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Effective January 1, 2003, a California statute eliminates a waiver previously granted to, among others, timber companies. This waiver had been in effect for a number of years and waived the requirement under California water quality regulations for timber companies to follow certain waste discharge requirements in connection with their timber harvesting and related operations.
The new statute provides, however, that regional water boards such as the North
Coast Water Board are authorized to renew the waiver. The North Coast Water
Board has renewed the waiver for timber companies through December 31, 2003.
Should the North Coast Water Board decide not to extend this or another waiver beyond December 31, 2003, it may thereafter notify a company that the Board will require such company to follow certain waste discharge requirements in order to conduct harvesting operations on a THP. The waste discharge requirements may include aquatic protection measures that are different from or in addition to those provided for in the THP approved by the CDF. Accordingly, harvesting activities could be delayed and/or adversely affected as these waste discharge requirements are developed and implemented.

      Beginning with the 2002-2003 winter operating period, the Palco Companies have been required to submit "Reports of Waste Discharge" to the North Coast
Water Board in order to conduct winter harvesting activities in the Freshwater
Creek and Elk River watersheds. After consideration of these reports, the North
Coast Water Board imposed requirements on the Palco Companies to implement additional mitigation and erosion control practices in these watersheds. These additional requirements will somewhat increase operating costs. The North Coast
Water Board also issued a clean up and abatement order (the "ELK RIVER ORDER")
for the Elk River watershed and is contemplating similar actions for the
Freshwater, Bear, Jordan and Stitz Creeks watersheds. The Elk River Order is aimed at addressing existing sediment production sites through clean up actions.
The order, as well as additional orders in the other watersheds (should they be issued), could result in significant costs to Pacific Lumber beginning in 2003 and extending over a number of years. The Palco Companies have appealed the Elk
River Order to the State Water Resources Control Board (the "STATE WATER
BOARD"), but are holding the appeal in abeyance while they discuss this matter with the North Coast Water Board and its staff.

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

      For instance, in January 2003, the Natural Resources Committee of the
California Senate issued a report that recommended consideration of legislation on a number of issues that would affect Pacific Lumber, including collection of fees for THPs, providing a stronger role for regional water boards in the THP process, limiting the use of clearcutting, and regulating the rate of harvest in individual watersheds. On February 7, 2003, Senate Bill 217 was introduced addressing a number of these issues and others. If this legislation is passed as written, it will have a significant adverse impact on Pacific Lumber. It is likely that other legislation addressing these issues will be introduced as well.

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

      Treesitters on Timberlands
      Pacific Lumber has over the past several months had a number of persons trespass on its timberlands for the purpose of "treesitting" (i.e. occupying trees for varying periods of time). To date, these activities have not had a material impact on Pacific Lumber; however, there can be no assurance that this will continue to be the case.

      Timber Operators License

      In order to conduct logging operations, road building, stormproofing and certain other activities, a company must obtain from the CDF a Timber Operator's
License. In December 2001, Pacific Lumber was granted a Timber Operator's
License for 2002 and 2003. At the end of the first quarter of 2002, Pacific
Lumber ended its company-staffed logging operations and now relies exclusively on contract loggers.

REAL ESTATE OPERATIONS

   GENERAL

      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Arizona, Puerto
Rico, California and Texas. Real estate properties and receivables as of
December 31, 2002 are as follows:

                                                                                                     BOOK VALUE AS
                                                                                                    OF DECEMBER 31,
                                                                                                         2002
                                                                                                    ---------------
                                                                                                     (IN MILLIONS)

Palmas del Mar (Puerto Rico):
   Developed lots..................................................................        1  lot   $           0.1
   Undeveloped land and parcels held for sale......................................    1,218  acres            31.3
   Property, plant and equipment, receivables and other, net.......................                            12.1
                                                                                                    ---------------
      Total........................................................................                            43.5
                                                                                                    ---------------
   Resort operations (owned facilities)(1):
      Palmas Country Club(2).......................................................                            26.6
      Casino.......................................................................                             1.3
                                                                                                    ---------------
           Total...................................................................                            27.9
                                                                                                    ---------------
Fountain Hills (Arizona):
   Residential, commercial and industrial developed lots...........................       73  lots              6.4
   Undeveloped residential land....................................................    1,000  acres            10.8
   Property, plant, equipment and receivables, net.................................                             3.8
                                                                                                    ---------------
      Total........................................................................                            21.0
                                                                                                    ---------------
Rancho Mirage (California):
   Residential developed lots and lots under development...........................       68  lots             23.3
   Undeveloped land................................................................       57  acres            10.3
   Property, plant, and equipment, net.............................................                             0.5
                                                                                                    ---------------
      Total........................................................................                            34.1
                                                                                                    ---------------

Other properties...................................................................                             0.9
                                                                                                    ---------------
Commercial rental properties:
   Property, plant and equipment, net:
      Lake Pointe Plaza (Texas)....................................................                           123.4
      Cooper Cameron building (Texas)..............................................                            32.6
      Motel 6 facilities (various).................................................                            52.6
      CVS Pharmacy building (Texas)................................................                             3.4
                                                                                                    ---------------
        Total real estate properties and receivables...............................                 $         339.4
                                                                                                    ===============
---------------

(1)   At Palmas del Mar, third parties own other resort facilities, including a hotel, marina and restaurants.
(2)   Palmas Country Club operations include two 18-hole golf courses, a 20 court tennis facility, a member clubhouse, and a beach club. Amounts shown are net of accumulated depreciation.

                                                                                                         BOOK VALUE AS
                                                                                                         OF DECEMBER 31,
                                                                                                              2002
                                                                                                         --------------
                                                                                                         (IN MILLIONS)
Joint Ventures:
   FireRock, LLC(1):
      Residential developed lots and lots under development........................      118    lots     $          8.0
      Undeveloped land.............................................................       40   acres                0.1
      Golf course, clubhouse and other club facilities.............................                                20.2
      Other property, plant and equipment, net.....................................                                 0.9
                                                                                                         --------------
        Total......................................................................                      $         29.2
                                                                                                         ==============
      Investment in FireRock, LLC..................................................                      $          7.1
                                                                                                         ==============

   SunRidge Canyon L.L.C.(1):
      Golf course..................................................................                      $          8.6
                                                                                                         ==============
      Investment in SunRidge Canyon L.L.C..........................................                      $          0.5
                                                                                                         ==============
------------------

(1) 50% owned.

      Revenues from real estate operations were as follows:

                                                                                                  YEARS ENDED
                                                                                                  DECEMBER 31,
                                                                                            -----------------------
                                                                                               2002        2001
                                                                                            ----------  -----------

Palmas del Mar:
   Real estate sales......................................................................  $     14.2  $      11.7
   Commercial, resort operations and other................................................        11.1         12.6
                                                                                            ----------  -----------
      Total...............................................................................        25.3         24.3
                                                                                            ----------  -----------
Fountain Hills:
   Real estate sales......................................................................         8.7         33.6
   Commercial operations and other........................................................         3.7          3.5
                                                                                            ----------  -----------
      Total...............................................................................        12.4         37.1
                                                                                            ----------  -----------
Rancho Mirage:
   Real estate sales......................................................................         0.2           -
   Commercial operations and other........................................................          -           0.2
                                                                                            ----------  -----------
      Total...............................................................................         0.2          0.2
                                                                                            ----------  -----------
Other:
   Real estate sales......................................................................         1.5          2.9
   Commercial operations and other........................................................         0.2          0.2
                                                                                            ----------  -----------
      Total...............................................................................         1.7          3.1
                                                                                            ----------  -----------
Commercial rental properties:
   Lake Pointe Plaza......................................................................         8.6          4.4
   Cooper Cameron building................................................................         0.3           -
   Motel 6 facilities.....................................................................         0.4           -
   CVS Pharmacy building..................................................................          -            -
                                                                                            ----------  -----------
      Total...............................................................................  $     48.9  $      69.1
                                                                                            ==========  ===========

FireRock, LLC(1):
   Real estate sales......................................................................  $     16.4  $      24.9
   Golf course operations ................................................................         2.5          3.2
                                                                                            ----------  -----------
      Total...............................................................................  $     18.9  $      28.1
                                                                                            ==========  ===========
SunRidge Canyon L.L.C.(1):
   Real estate sales......................................................................  $      0.3  $       0.8
   Golf course operations.................................................................         3.5          4.2
                                                                                            ----------  -----------
      Total...............................................................................  $      3.8  $       5.0
                                                                                            ==========  ===========
-----------------

(1) 50% owned.

   PALMAS DEL MAR

      Palmas del Mar, a master-planned residential community and resort located on the southeastern coast of Puerto Rico near Humacao ("PALMAS"), was acquired by a subsidiary of the Company in 1984. Originally over 2,700 acres, Palmas now has approximately 1,200 acres of undeveloped land remaining. The Company is planning the development and sale of certain of the remaining acreage through
Palmas del Mar Properties, Inc. ("PDMPI"), the subsidiary through which the
Company primarily conducts operations at Palmas. Future sales are expected to consist of undeveloped acreage, semi-developed parcels and fully-developed lots.
Resort operations include two golf courses, tennis, beach club and casino facilities, and a timeshare operation owned by subsidiaries of the Company.
Certain other amenities, including a hotel, marina, equestrian center and various restaurants, are owned and operated by third parties.

   FOUNTAIN HILLS

      In 1968, a subsidiary of the Company purchased and began developing approximately 12,100 acres of real property at Fountain Hills, Arizona, which is located near Phoenix and adjacent to Scottsdale, Arizona. The year-round population of Fountain Hills is over 21,000. Development of Fountain Hills is substantially complete and the Company is planning the sale or development of the remaining acreage at Fountain Hills. Future sales are expected to consist mainly of undeveloped acreage, semi-developed parcels and fully-developed lots.
The principal undeveloped acreage is comprised of Eagle's Nest, a 487-acre custom lot development planned to include 244 lots, and Adero Canyon, a 431-
acre custom lot development planned to include 171 lots. The Company is in the process of formulating its development plans with respect to these projects.
Financing for the developments will be accomplished either through new or existing credit facilities or joint venture arrangements.

      In 1994, a subsidiary of the Company entered into and holds a 50% interest in a joint venture to develop a 950 acre area in Fountain Hills known as
SunRidge Canyon. The development is a residential, golf-oriented, upscale master-planned community. Sales of the individual lots began in November 1995 and concluded in 2002. The only remaining asset is a championship level, 18-hole daily fee golf course.

      In 1998, a subsidiary of the Company entered into and holds a 50% interest in a joint venture to develop an 808 acre area in Fountain Hills known as
FireRock Country Club. The development is a residential, golf-oriented, upscale master-planned community consisting of three phases of custom lots, three multifamily parcels and a private country club. A championship level private
18-hole golf course opened in 2000. The first and second phases of the custom lots portion of the project (298 lots) have been developed, and construction of the third phase (81 lots) is currently underway. The three multifamily parcels were sold in 2001 and 2002.

   RANCHO MIRAGE

      In 1991, a subsidiary of the Company acquired Mirada, a 220-acre luxury resort-residential project located in Rancho Mirage, California. Mirada is a master planned community built into the Santa Rosa Mountains, 650 feet above the
Coachella Valley floor. Three of the six parcels within the project have been developed, one of which is the first phase of a custom lot subdivision of 46 estate lots. The Lodge at Ranch Mirage, formerly the Ritz-Carlton Rancho Mirage
Hotel, which is owned and operated by a third party, was developed on the second parcel. The third parcel is a recently completed custom lot subdivision comprised of 63 estate lots. The three remaining parcels encompass approximately
57 acres. Under a development agreement with the City of Rancho Mirage which extends until 2011, this acreage may be developed with a variety of residential and commercial uses. The Company is currently planning to develop and/or market the remaining parcels. The Company has obtained final regulatory and environmental approvals for development of all three of its remaining parcels within Mirada.

   COMMERCIAL RENTAL PROPERTIES

      In June 2001, subsidiaries of the Company acquired Lake Pointe Plaza, an office complex located in Sugar Land, Texas, for a purchase price of $131.3 million. The transaction was financed by the subsidiaries through the issuance of $117.3 million of non-recourse notes and the balance from a cash payment of
$14.0 million. The property was acquired subject to two leases to existing tenants. All of the remaining space, representing a majority of the premises, was simultaneously leased to an affiliate of the seller. The office complex is fully leased for a period of 20 years under these three leases. See Note 5 for further information.

      In November 2002, a subsidiary of the Company acquired the Cooper Cameron building, an office building located in Houston, Texas, for a purchase price of
$32.7 million. The transaction was financed by the subsidiary through a cash payment of $3.0 million and the issuance of $29.7 million in non-recourse notes.
At the time of the acquisition, the subsidiary simultaneously leased the property back to the seller for a period of 22 years. See Note 5 for further information.

      In December 2002, a subsidiary of the Company, acquired two business trusts which own a portfolio of sixteen motel properties located in ten different states. The purchase price consisted of a cash payment of $3.5 million. The properties secure certain non-recourse notes with an outstanding principal balance of $49.4 million. The properties were acquired subject to an existing lease agreement under which the properties are fully leased through
April 2019, and under which all obligations are guaranteed by the parent company of the current tenant. See Note 5 for further information.

   OTHER PROPERTIES

      The Company, through its subsidiaries, owns certain other real estate properties. Efforts are underway to sell most of these properties.

   MARKETING

      The Company is engaged in marketing and sales programs of varying magnitudes at its real estate developments. The Company intends to continue selling undeveloped acreage and semi-developed parcels to builders and developers and fully developed lots to individuals and builders. All sales are made directly to purchasers through the Company's wholly owned brokerage operations and its marketing personnel, as well as through independent contractors such as real estate brokers who are compensated by means of customary real estate brokerage commissions. The Company may also continue to enter into joint ventures with third parties similar to those entered into in connection with its SunRidge Canyon and FireRock developments.

   COMPETITION AND REGULATION AND OTHER INDUSTRY FACTORS

      There is intense competition among companies in the real estate investment and development business. Sales and payments on real estate sales obligations depend, in part, on available financing and/or disposable income and, therefore, are affected by changes in general economic conditions and other factors. The real estate development business and commercial real estate business are subject to other risks such as shifts in population, fluctuations in the real estate market, and unpredictable changes in the desirability of residential, commercial and industrial areas. The resort and time-share business of Palmas competes with similar businesses in the Caribbean, Florida and other locations. The golfing operations in connection with the SunRidge Canyon and FireRock developments compete with similar businesses in the areas in and surrounding Phoenix,
Arizona.

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

   EMPLOYEES

      As of March 1, 2003, the Company's real estate operations had approximately 125 employees.

RACING OPERATIONS

   GENERAL

      SHRP, Ltd. owns and operates Sam Houston Race Park, a Texas Class 1 horse racing facility located within the greater Houston metropolitan area and Valley
Race Park, a greyhound racing facility located in Harlingen, Texas.

   RACING OPERATIONS AND FACILITIES

      Sam Houston Race Park and Valley Race Park offer pari-mutuel wagering on live thoroughbred, quarter horse and greyhound racing during meets approved by the Texas Racing Commission (the "RACING COMMISSION") on a yearly basis and on simulcast horse and greyhound racing throughout the year. Under the Texas Racing
Act and related regulations (collectively, the "RACING ACT"), commission revenues for both facilities are a designated portion of the pari-mutuel handle.
Revenues are also earned on live and simulcast racing as both a guest and host track (i.e. both facilities receive broadcasts of live racing conducted from other racetracks under various guest simulcast agreements and broadcast live racing conducted at Sam Houston Race Park and Valley Race Park to other race tracks and off track wagering sites under various host simulcast agreements).
Sam Houston Race Park and Valley Race Park also derive revenues from food and beverages sales, admission and parking fees, group sales, and advertising sales.

   REGULATION OF RACING OPERATIONS

      The ownership and operation of horse and greyhound racetracks in Texas are subject to significant regulation by the Racing Commission under the Racing Act.
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

   MARKETING AND COMPETITION

      SHRP, Ltd.'s management believes that the majority of Sam Houston Race
Park's patrons reside within a 25-mile radius, which includes most of the greater Houston metropolitan area, and that a secondary market of occasional patrons exists outside the 25-mile radius but within a 50-mile radius of the facility. Sam Houston Race Park uses a number of marketing strategies in an attempt to reach these people and make them more frequent visitors to Sam
Houston Race Park. These strategies include newspaper, television, radio and direct mail advertising to develop awareness, and conducting promotions such as giveaways and contests to increase customer traffic. Valley Race Park employs similar strategies to attract patrons. Both race parks also rent out facilities and grounds for group events, which are often unrelated to racing but which increase revenues and expose the facility to potential customers. Sam Houston
Race Park had 126 days of live racing during 2002, and currently has 126 days of live racing scheduled for 2003. Valley Race Park had 127 live racing performances (over 110 days) during 2002, and currently has 129 live racing performances (over 109 days) scheduled for 2003.

      Sam Houston Race Park competes with other forms of entertainment, including casinos located approximately 125 to 150 miles from Houston, a greyhound racetrack located 55 miles away, a wide range of sporting events and other entertainment activities in the Houston area, and certain other forms of wagering, including the Texas State Lottery, charitable bingo and internet based gaming. Sam Houston Race Park could in the future also compete with other forms of gambling in Texas, including casino gambling on Indian reservations or otherwise. While Sam Houston Race Park believes that the location of Sam Houston
Race Park is a competitive advantage over the other more distant gaming ventures mentioned above, the most significant challenge for Sam Houston Race Park is to develop and educate new racing fans in a market where pari-mutuel wagering had been absent from the 1930's to 1994. Other competitive factors faced by Sam
Houston Race Park include the allocation of sufficient live race days by the
Racing Commission and attraction of a sufficient number and quality of race horses to run at Sam Houston Race Park. Competitive factors faced by Valley Race
Park include the Texas State Lottery, charitable bingo and internet based gaming, as well as the attraction of sufficient greyhounds to run live racing, along with the ability of Valley Race Park to market its simulcast signal due to its brief live racing season.

   EMPLOYEES

      As of March 1, 2003, the Company's racing operations had approximately 280 year-round employees and an additional approximately 400 who only work during live racing.

KAISER ALUMINUM

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and
"Business--General" above for cautionary information with respect to such forward-looking statements.

   GENERAL

      Kaiser operates in several principal aspects of the aluminum industry--the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi- fabricated) aluminum products.

   REORGANIZATION PROCEEDINGS

      Kaiser, its principal operating subsidiary, Kaiser Aluminum & Chemical
Corporation ("KACC"), and a number of KACC's subsidiaries (collectively, the
"DEBTORS") have filed for reorganization under Chapter 11 of the U.S. Bankruptcy
Code (the "CASES"). The Cases are being jointly administered, with the Debtors managing their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Bankruptcy Court (the "BANKRUPTCY
COURT"). The Cases were filed as a result of liquidity and cash flow problems of
Kaiser arising in late 2001 and early 2002. Kaiser's objective in the Cases is to achieve the highest possible recoveries for all creditors and stockholders, consistent with the Debtors' abilities to pay and the continuation of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or achieve a successful reorganization. Further, there can be no assurance that the liabilities of the Debtors will not be found in the
Cases to exceed the fair value of their assets. This could result in claims being paid at less than 100% of their face value and the equity of Kaiser's stockholders being diluted or cancelled.

      The Company and its subsidiary, MAXXAM Group Holdings Inc. ("MGHI"), collectively own 50,000,000 shares of the common stock of Kaiser (the "KAISER
SHARES"). In April 2002, Kaiser filed with the Bankruptcy Court a motion seeking an order prohibiting the Company (or MGHI), without first seeking Bankruptcy
Court relief, from making any disposition of the Kaiser Shares, including any sale, transfer, or exchange of such stock, or treating any Kaiser Shares as worthless for federal income tax purposes. Kaiser indicated in its Bankruptcy
Court filing that it was concerned that such a transaction could have the effect of depriving Kaiser of the ability to utilize the full value of its net operating losses, foreign tax credits and minimum tax credits. On July 22, 2002, the Company and MGHI agreed with Kaiser that they would not dispose of any of the Kaiser Shares prior to a hearing on the merits of Kaiser's motion. The parties also agreed that the Company (or MGHI) may upon 10 days written notice to Kaiser (a) request the Bankruptcy Court to hear the matter at a special hearing or (b) have the matter heard at one of Kaiser's scheduled monthly bankruptcy hearings.

      Kaiser's common stock is publicly traded on the OTC Bulletin Board under the trading symbol "KLUCQ." As of March 21, 2003, the market value for the
Kaiser Shares was $2.5 million (based on the price per share quoted at the close of business on such date). There can be no assurance that such value would be realized should the Company dispose of its investment in the Kaiser Shares.

   SUMMARY OF BUSINESS OPERATIONS

      Kaiser conducts its operations through its five main business units--bauxite and alumina, primary aluminum, commodities marketing, flat-rolled products and engineered products.

      Facilities
      As of December 31, 2002, Kaiser owned or had interests in (a) two bauxite mining facilities in Jamaica (Kaiser Jamaica Bauxite Company and Alumina
Partners of Jamaica); (b) three alumina refining facilities in Louisiana
(Gramercy), Jamaica (Alumina Partners of Jamaica), and Australia (Queensland
Alumina Limited; "QAL"); (c) four primary aluminum smelters in Washington (Mead and
Tacoma), Ghana (Volta Aluminium Company), and Wales (Anglesey Aluminium); (d) a
rolling mill in Trentwood, Washington; and (e) and ten engineered products facilities located in Arizona, California, Ohio, Oklahoma, South Carolina,
Tennessee, Texas, Virginia, Washington and Canada. A substantial portion of
Kaiser's primary aluminum capacity has been idle for varying periods of time.
See Notes 3,5,6 and 15 to Kaiser's Consolidated Financial Statements which are attached as Exhibit 99.1 hereto (the "KAISER FINANCIAL STATEMENTS") for further information.

      Commodities Marketing Business Unit
      Kaiser's operating results are sensitive to changes in the prices of alumina, primary aluminum, and fabricated aluminum products. Prices for alumina, primary aluminum and fabricated aluminum products are subject to significant fluctuation. From time to time in the ordinary course of business, Kaiser's commodities marketing business unit enters into hedging transactions to provide risk management in respect of its net exposure of earnings and cash flow related to primary aluminum price changes. See Note 13 to the Kaiser Financial
Statements for further information.

   COMPETITION

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

      MISCELLANEOUS

      For further information concerning the business and financial condition of
Kaiser, see Item 3. "Legal Proceedings--Kaiser Litigation" and the Kaiser
Financial Statements, as well as Kaiser's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

EMPLOYEES

      At March 1, 2003, MAXXAM and its subsidiaries had approximately 1,760 year-round and seasonal employees, excluding those employed by Kaiser.

ITEM 2.         PROPERTIES

      For information concerning the principal properties of the Company, see
Item 1. "Business."

ITEM 3.         LEGAL PROCEEDINGS

GENERAL

      Several sections in this Item contain statements which constitute
"forward-looking statements" within the meaning of the PSLRA. See this Item and
Item 1. "Business--General" for cautionary information with respect to such forward- looking statements.

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

   USAT MATTERS

      On December 26, 1995, the United States Department of Treasury's Office of
Thrift Supervision ("OTS") initiated a formal administrative proceeding (the
"OTS ACTION") against the Company and others alleging, among other things, misconduct by the Company and certain of its affiliated persons (collectively, the "RESPONDENTS") and others with respect to the failure of United Savings
Association of Texas ("USAT"). At the time of receivership in 1988, the Company owned approximately 13% of USAT's parent company. The OTS sought damages ranging from $326.6 million to $821.3 million under various theories, civil money penalties and a removal from, and prohibition against the Company and the other remaining Respondents engaging in, the banking industry.

      The Respondents claimed that none of them had any liability in this matter. Following 110 days of proceedings before an administrative law judge during 1997-1999, the hearing on the merits of the case concluded on March 1,
1999. Following post-trial briefing, on September 12, 2001, the administrative law judge issued a recommended decision in favor of the Respondents on each claim made by the OTS. On October 17, 2002, the OTS action was settled for $0.2 million and with no admission of wrongdoing on the part of the Respondents. The
OTS agreed to drop its administrative action and not pursue any further legal action against the Respondents with regard to the OTS action. The Company agreed that it would not pursue legal action against the OTS or its employees as part of the FDIC counterclaim (see below). The Respondents also agreed to accept for three years certain restrictions with respect to insured financial institutions
(including not becoming a controlling shareholder or otherwise serving as an institution-affiliated party). The Company does not believe that these restrictions are significant as it has no present or contemplated intention to engage in any of these activities.

      On August 2, 1995, the Federal Deposit Insurance Corporation ("FDIC")
filed a civil action entitled Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (the "FDIC ACTION") in the
U.S. District Court for the Southern District of Texas (No. H-95-3956). The
original complaint was against Mr. Hurwitz and alleged damages in excess of
$250.0 million based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. As a result of the settlement of the OTS action, the FDIC and Mr. Hurwitz have stipulated to a dismissal of the FDIC action. This stipulation does not affect the FDIC counterclaim or motion for sanctions described in the following paragraph.

      On May 31, 2000, the Respondents filed a counterclaim to the FDIC action
(the "FDIC COUNTERCLAIM") in U.S. District Court in Houston, Texas (No.
H95-3956). The FDIC counterclaim states that the FDIC illegally paid the OTS to bring claims against the Respondents. The plaintiffs are seeking reimbursement of attorneys' fees and damages from the FDIC. As of December 31, 2002, such fees were in excess of $38 million. On November 8, 2002, the Respondents filed an amended counterclaim and an amended motion for sanctions. The Respondents are pursuing this claim vigorously.

      In September 1997, the Company filed suit against a group of its insurers after unsuccessful negotiations with certain of the insurers regarding coverage, under the terms of certain directors and officers liability policies, of expenses incurred in connection with the OTS and FDIC actions. The insurers requested arbitration and as a result the lawsuit was dismissed in April 1998.
Binding arbitration with the primary carrier was held in October 2002. On
February 20, 2003, the arbitration panel determined that the insurer should pay the Company approximately $6.5 million (plus interest). As the limits of the primary policy were not reached by the arbitration panel's award, the Company does not expect to be able to recover any amounts from the other insurers.

      On January 16, 2001, an action was filed against the Company, Federated
Development Company (the predecessor of a principal shareholder of the Company;
"FEDERATED") and certain of the Company's directors in the Court of Delaware
Chancery Court entitled Alan Russell Kahn v. Federated Development Co., MAXXAM
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

FOREST PRODUCTS LITIGATION

      Pending lawsuits could affect Pacific Lumber's ability to implement the
HCP and/or the SYP, implement certain of Pacific Lumber's approved THPs, or carry out certain other operations, as discussed below. Two such lawsuits were resolved during 2002. See Note 16. Certain of the remaining pending cases are described below.

      In March 1999, an action entitled Environmental Protection Information
Association, Sierra Club v. California Department of Forestry and Fire
Protection, California Department of Fish and Game, The Pacific Lumber Company,
Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (the
"EPIC-SYP/PERMITS LAWSUIT") was filed and is now pending in Superior Court in
Humboldt County, California (No. CV-990445). This action alleges, among other things, various violations of the CESA and the CEQA, and challenges, among other things, the validity and legality of the SYP and the Permits issued by
California. The plaintiffs seek, among other things, injunctive relief to set aside California's approval of the SYP and the Permits issued by California. In
March 1999, a similar action entitled United Steelworkers of America, AFL-CIO,
CLC, and Donald Kegley v. California Department of Forestry and Fire Protection,
The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon Creek
Corporation (the "USWA LAWSUIT") was filed in Superior Court in Humboldt County,
California (No. CV-990452) challenging the validity and legality of the SYP. In connection with the EPIC-SYP/Permits lawsuit, the trial judge has issued a stay of the effectiveness of the Permits for approval of new THPs, but released from the stay, and refused to enjoin, operations under THPs that were previously approved consistent with the Permits. In addition, on November 26, 2002, the
Court exempted from the stay all in- process THPs submitted through mid-October.
Although the stay prevents the CDF from approving new THPs that rely upon the
Permits, Pacific Lumber is obtaining review and approval of new THPs under a procedure provided for in the forest practice rules that does not depend upon the Permits. Because certain THPs will not qualify for this procedure, there could be a reduction in 2003 harvest levels which could have an adverse impact on Pacific Lumber. These two cases have been consolidated for trial, which began on March 24, 2003. The judge has indicated that he expects to rule on this matter no earlier than July 2003. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Environmental Plans, and Pacific Lumber is working with the relevant government agencies to defend these challenges. The Company does not believe the resolution of these matters should result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber. However, in addition to the potential short-term adverse impacts described above, these matters could have a long-term negative impact if they are decided adversely to the Company.

      In July 2001, an action entitled Environmental Protection Information
Center v. The Pacific Lumber Company, Scotia Pacific Company LLC (No. CD1-2821)
was filed in the U.S. District Court for the Northern District of California
(the "BEAR CREEK LAWSUIT"). The lawsuit alleges that Pacific Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water
Board before beginning timber harvesting and road construction activities and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,500 per day for the defendant's alleged continued violation of the CWA. The Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company believes that Pacific Lumber has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse impact on the
Company's consolidated financial condition, results of operations or liquidity.

      On November 20, 2002, an action entitled Humboldt Watershed Council, et al
v. North Coast Regional Water Quality Control Board, et al. (No. CPF02-502062)
(the "HWC LAWSUIT"), naming Pacific Lumber as real party in interest, was filed in the Superior Court for the County of San Francisco. The suit seeks to enjoin
Pacific Lumber's timber operations in the Elk and Freshwater watersheds until and unless the regional and state water boards impose on those operations waste discharge requirements that meet standards demanded by the plaintiff. On
February 24, 2003, the Court granted Pacific Lumber's motion to change venue to
Humboldt County and deferred consideration of plaintiff's motion for a temporary restraining order. The Company believes that Pacific Lumber and the regional and state boards have valid defenses to this action. However, an adverse ruling could result in a delay of timber operations that could have a material adverse impact on the Company's consolidated financial position, results of operations or liquidity.

      On February 25, 2003, the recently elected District Attorney of Humboldt
County filed a civil suit entitled The People of the State of California v.
Pacific Lumber, Scotia Pacific Holding Company and Salmon Creek Corporation in
the Superior Court of Humboldt County (No. DR030070) (the "HUMBOLDT DA ACTION").
The suit was filed under California's unfair competition law and alleges that the Palco Companies used certain unfair business practices in connection with completion of the Headwaters Agreement, and that this resulted in the Palco
Companies being able to harvest significantly more trees under the Environmental
Plans than would have otherwise been the case. The suit seeks a variety of remedies including a civil penalty of $2,500 for each additional tree that has been or will be harvested due to this alleged increase in harvest, as well as restitution and an injunction in respect of the additional timber harvesting allegedly being conducted. The Company believes that this suit is without merit;
however, there can be no assurance that the Palco Companies will prevail or that an adverse outcome would not be material to the Company's consolidated financial position, results of operations or liquidity.

      On November 16, 2001, Pacific Lumber filed a case entitled The Pacific
Lumber Company, et al. v. California State Water Resources Control Board (No.
DR010860) in the Humboldt County Superior Court ("THP NO. 520 LAWSUIT") alleging that the State Water Board had no legal authority to impose mitigation measures that were requested by the staff of the North Coast Water Board during the THP review process and rejected by the CDF. When the staff of the North Coast Water
Board attempted to impose these mitigation measures in spite of the CDF's decision, Pacific Lumber appealed to the State Water Board, which imposed certain of the requested mitigation measures and rejected others. Pacific Lumber filed the THP No. 520 lawsuit challenging the State Water Board's decision, and on January 24, 2003, the Court granted Pacific Lumber's request for an order invalidating the imposition of these additional measures. Other claims included in this action have been dismissed by Pacific Lumber without prejudice to its future rights. On March 25, 2003, the State Water Board appealed this decision.
While the Company believes the Court's decision will be sustained, a reversal could result in increased demands by the regional and state water boards and their staffs to impose controls and limitations upon Pacific Lumber's timber harvesting beyond those provided for by the Environmental Plans.

KAISER LITIGATION

   BANKRUPTCY PROCEEDINGS

      See Notes 1 and 4 for a discussion of Kaiser's reorganization proceedings.

   ASBESTOS-RELATED LITIGATION

      Kaiser is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with Kaiser or exposure to products containing asbestos produced or sold by Kaiser. For additional information, see
Note 12 to the Kaiser Financial Statements. As of December 31, 2002, Kaiser had
established an accrual of $126.1 million for asbestos-related costs (net of estimated insurance recoveries of $484.0 million).

   OTHER KAISER LITIGATION

      Kaiser is involved in a number of other litigation matters, including lawsuits related to a 1999 explosion at KACC's Gramercy, Louisiana, alumina refinery and allegations of unfair labor practices in connection with a two-year strike by the United Steelworkers of America ("USWA"). See Note 12 to the Kaiser
Financial Statements for information regarding various other lawsuits and claims which are pending against Kaiser. Generally, claims arising from actions or omissions prior to the Filing Date will be settled in connection with Kaiser's plan of reorganization.

OTHER MATTERS

      The Company is involved in other claims, lawsuits and proceedings. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred or their effect on the Company, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

                                                                       2002                     2001
                                                              -----------------------------------------------
                                                                 HIGH         LOW         HIGH        LOW
                                                              ----------  -----------  ----------  ----------

   First quarter..............................................      $ 17.80     $   9.40     $ 16.25     $ 13.00
   Second quarter.............................................        13.35        10.50       27.48       11.60
   Third quarter..............................................        11.05         7.00       24.80       18.53
   Fourth quarter.............................................        10.90         6.04       20.25       17.02

      The following table sets forth the number of record holders of each class of publicly owned securities of the Company at March 3, 2003:

                                                                                                      NUMBER OF
                                                                                                       RECORD
                                         TITLE OF CLASS                                               HOLDERS
------------------------------------------------------------------------------------------------     -----------

Common Stock....................................................................................           2,975
Class A $.05 Non-cumulative Participating Convertible Preferred Stock...........................              24

      The Company has not declared any cash dividends on its capital stock and has no present intention to do so.

ITEM 6.         SELECTED FINANCIAL DATA

      The following summary of consolidated financial information for each of the five years ended December 31, 2002 is not reported upon herein by independent public accountants and should be read in conjunction with the
Consolidated Financial Statements and the Notes thereto which are contained in
Item 8 herein.

                                                                         YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------------------------
                                                        2002 (1)      2001        2000         1999        1998
                                                       ----------  ----------- -----------  ----------  -----------
                                                              (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                                                   ----------- -----------  ----------  -----------
CONSOLIDATED STATEMENT OF OPERATIONS:
   Net sales.........................................  $   446.6   $  2,018.2  $  2,448.0   $ 2,350.7   $  2,618.7
   Operating income (loss)...........................      (16.0)        45.4       130.6       (51.5)       125.6
   Income (loss) before extraordinary items(2).......      (86.4)      (459.6)       30.0        73.6        (14.7)
   Extraordinary items, net (3)......................        2.4          3.6         3.9           -        (42.5)
   Net income (loss).................................      (84.0)      (456.0)       33.9        73.6        (57.2)

CONSOLIDATED BALANCE SHEET AT END OF PERIOD:
   Total assets......................................    1,107.3      3,935.3     4,504.0     4,393.1      4,075.2
   Long-term debt, less current maturities...........      982.3      1,706.8     1,882.8     1,956.8      1,971.7
   Stockholders' equity (deficit) (4)................     (582.5)      (475.6)       49.1        27.8        (56.8)

PER SHARE INFORMATION:
   Basic:
      Income (loss) before extraordinary items.......  $  (13.23)  $   (69.83) $     3.95   $    9.58   $    (2.10)
      Extraordinary items, net.......................       0.36         0.55        0.52           -        (6.07)
                                                       ----------  ----------- -----------  ----------  -----------
      Net income (loss)..............................  $  (12.87)  $   (69.28) $     4.47   $    9.58   $    (8.17)
                                                       ==========  =========== ===========  ==========  ===========
   Diluted:
      Income (loss) before extraordinary items.......  $  (13.23)  $   (69.83) $     3.95   $    9.49   $    (2.10)
      Extraordinary items, net.......................       0.36         0.55        0.52           -        (6.07)
                                                       ----------  ----------- -----------  ----------  -----------
      Net income (loss)..............................  $  (12.87)  $   (69.28) $     4.47   $    9.49   $    (8.17)
                                                       ==========  =========== ===========  ==========  ===========

------------------------------------

(1)  Results for the Company's aluminum operations have been included for the period from January 1, 2002, through February 11, 2002. See Note 1 for a discussion of the Chapter 11 filing by the Debtors.
(2)  Income (loss) before extraordinary items for 2002 includes other items of
     $0.5 million attributable to Kaiser for the period from January 1, 2002, through February 11, 2002 (see Note 3). 2001 results include the following related to Kaiser: additional valuation allowances related to Kaiser's deferred tax assets of $505.4 million (see Note 12), business interruption insurance recoveries of $36.6 million (see Note 3), a pre-tax gain of
     $163.6 million on the sale of an approximate 8.3% interest in QAL (see Note
     5), a pre-tax charge of $57.2 million for asbestos-related claims, and net gains on power sales and several other non- recurring items totaling $163.6 million (see Note 3). 2001 results include the following related to forest products: a pre-tax gain of $16.7 million on the sale of the Grizzly Creek grove (see Note 5). 2000 results include the following related to Kaiser:
     estimated business interruption insurance recoveries of $110.0 million and several other non-recurring items totaling $48.9 million (see Note 3). 2000 results include the following related to forest products: a pre-tax gain on the sale of the Owl Creek grove of $60.0 million. 1999 results include the following related to Kaiser: a pre-tax gain on the involuntary conversion at the Gramercy facility of $85.0 million, a pre-tax charge of $53.2 million for asbestos-related claims and a pre-tax gain of $50.5 million on the sale of AKW L.P. 1999 results include the following related to forest products: a pre-tax gain of $239.8 million on the sale of the Headwaters
     Timberlands.
(3)  The extraordinary gains for 2002 and 2001 relate to repurchases of the 12%
     Senior Secured Notes of MGHI (the "MGHI NOTES"). The extraordinary gain for
     2000 relates to the repurchase of Timber Notes. The extraordinary loss for
     1998 relates to refinancing of forest products long-term debt.
(4)  MAXXAM Inc. has not declared or paid any cash dividends during the five year period ended December 31, 2002.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

      The following should be read in conjunction with the Company's
Consolidated Financial Statements and the Notes thereto appearing in Item 8.

RESULTS OF OPERATIONS

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      The Company operates in three industries: forest products, through MGI and its wholly owned subsidiaries, principally Pacific Lumber, Scotia LLC and Britt;
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
rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the Bankruptcy
Court, rather than the majority owner. As a result of Kaiser's filing for bankruptcy (as discussed in Note 1), Kaiser's financial results were deconsolidated beginning February 12, 2002, and the Company began reporting its investment in Kaiser using the cost method, under which the investment is reflected as a single amount on the Company's balance sheet of $(516.2) million, and the recording of earnings or losses from Kaiser was discontinued after
February 11, 2002. Since Kaiser's results are no longer consolidated and the
Company believes that it is not probable that it will be obligated to fund losses related to its investment in Kaiser, any adjustments reflected in
Kaiser's financial statements subsequent to February 12, 2002 (relating to the recoverability and classification of recorded asset amounts and classification of liabilities or the effects on existing stockholders' deficit as well as adjustments made to Kaiser's financial information for loss contingencies and other matters), are not expected to affect the Company's financial results.

      The following condensed pro forma financial data reflects the results of operations of the Company, excluding Kaiser, for the periods presented (in millions, except share data).

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                                2002         2001          2000
                                                                             -----------  -----------  ------------

Net sales..................................................................  $    279.1   $    285.5   $     278.2
Costs and expenses.........................................................      (271.5)      (311.0)       (292.8)
                                                                             -----------  -----------  ------------
Operating income (loss)....................................................         7.6        (25.5)        (14.6)
Other income (expenses), net...............................................        17.9         50.5         127.0
Interest expense...........................................................       (80.2)       (81.7)        (83.4)
                                                                             -----------  -----------  ------------
Income (loss) before income taxes and minority interests...................       (54.7)       (56.7)         29.0
Income tax benefit (provision).............................................        16.5         18.7         (15.5)
Minority interests.........................................................         0.3            -             -
                                                                             -----------  -----------  ------------
Income (loss) before extraordinary items...................................       (37.9)       (38.0)         13.5
Extraordinary items........................................................         2.4          3.6           3.9
                                                                             -----------  -----------  ------------
Net income (loss)..........................................................  $    (35.5)  $    (34.4)  $      17.4
                                                                             ===========  ===========  ============

Net income (loss) per share:
   Basic...................................................................  $    (5.45)  $    (5.22)  $      2.30
   Diluted.................................................................       (5.45)       (5.22)         2.29

      See Note 4 for further discussion of Kaiser's reorganization proceedings and other information regarding the Company's investment in Kaiser. See also the
Kaiser Financial Statements attached hereto as Exhibit 99.1.

   FOREST PRODUCTS OPERATIONS

      Industry Overview and Selected Operational Data
      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and Item 1.
"Business--General" for cautionary information with respect to such forward-looking statements.

      The Company's forest products operations are conducted by MGI, through
Pacific Lumber, Scotia LLC and Britt. The segment's business is somewhat seasonal, and its net sales have been historically higher in the months of April through November than in the months of December through March. Management expects that MGI's revenues and cash flows will continue to be somewhat seasonal. Accordingly, MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year.

      Regulatory and environmental matters play a significant role in the
Company's forest products operations. See Item 1. "Business - Forest Products
Operations - Regulatory and Environmental Matters" and Note 16 for a discussion of these matters. Regulatory compliance and related litigation have caused delays in obtaining approvals of THPs and delays in harvesting on THPs once they are approved. This has resulted in a decline in harvest, an increase in the cost of logging operations, and lower net sales, as well as increased costs related to timber harvest litigation.

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work is expected to continue for several more years. In 1999 and 2000, this caused delays in obtaining approvals of THPs. The rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements were experienced in 2002. As discussed in Note 16, other factors may adversely impact the Company's ability to meet its harvesting goals. The North Coast Water Board is requiring the
Company to apply certain waste discharge requirements to approved THPs covering winter harvesting operations in the Freshwater and Elk River watersheds, and the
North Coast Water Board could require the Company to follow waste discharge requirements before harvesting operations are conducted on THPs in other watersheds. This requirement could cause delays in harvesting. A stay issued in connection with the EPIC-SYP/Permits lawsuit requires the Company to follow an alternative THP approval process for THPs submitted to the CDF after mid-October, resulting in delays in obtaining approvals of THPs.

      Furthermore, there can be no assurance that certain other pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, adverse weather conditions, or low lumber or log prices, will not have a material adverse effect on the
Company's financial position, results of operations or liquidity. See Item 1.
"Business--Forest Products Operations--Regulatory and Environmental Factors,"
Item 3. "Legal Proceedings" and Note 16 for further information regarding regulatory and legal proceedings affecting the Company's operations.

      During 2001, comprehensive external and internal reviews were conducted of
Pacific Lumber's business operations. These reviews were conducted in an effort to identify ways in which Pacific Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, closed two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations (which historically performed approximately half of its logging) as of March 31, 2002, and now relies exclusively on contract loggers. In connection with the changes described above, Pacific Lumber recorded charges to earnings of $2.2 million for impaired assets, $2.6 million for restructuring initiatives, and $3.4 million for environmental remediation costs during 2001 (see Note 3). Further actions may be taken during the next year as a result of Pacific Lumber's continuing evaluation process, and additional writedowns of certain assets may be required.

      In May 2002, the Company completed the first timber cruise on its timberlands since 1986. The results of the timber cruise provided the Company with an estimate of the volume of merchantable timber on the Company's timberlands. The new cruise data reflected a 0.1 million MBF decrease in estimated overall timber volume as compared to the estimated volumes reported as of December 31, 2001, using the 1986 cruise data (adjusted for harvest and estimated growth). The new cruise data indicates that there is significantly less old growth timber than estimated as of December 31, 2001, using the 1986 cruise data. There was also an estimated increase in young growth timber volume almost equal to the estimated decrease in old growth timber volume. This change in mix could adversely affect the Company's revenues. However, because there are many variables that affect revenues and profitability, the Company cannot quantify the effect of the revised estimate on current and future cash flows.
The new timber volumes are now being utilized in various aspects of the
Company's operations, including estimating volumes on THPs and determining depletion expense.

      The following table presents selected operational and financial information for the years ended December 31, 2002, 2001 and 2000 for the
Company's forest products operations.

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                       2002      2001       2000
                                                                                     --------- ---------  ---------
                                                                                        (IN MILLIONS OF DOLLARS,
                                                                                      EXCEPT SHIPMENTS AND PRICES)
                                                                                               ---------  ---------
Shipments:
   Lumber: (1)
      Redwood upper grades.........................................................      27.0      16.2       15.8
      Redwood common grades........................................................     224.3     165.0      143.8
      Douglas-fir upper grades.....................................................       4.7       8.8       11.5
      Douglas-fir common grades....................................................      22.4      50.5       76.1
      Other........................................................................       0.1       3.9        5.9
                                                                                     --------- ---------  ---------
   Total lumber....................................................................     278.5     244.4      253.1
                                                                                     ========= =========  =========
   Wood chips (2)..................................................................      68.8     104.9      169.5
                                                                                     ========= =========  =========
Average sales price:
   Lumber: (3)
      Redwood upper grades.........................................................  $  1,317  $  1,770   $  1,798
      Redwood common grades........................................................       544       577        712
      Douglas-fir upper grades.....................................................     1,351     1,323      1,352
      Douglas-fir common grades....................................................       342       337        376
   Wood chips (4)..................................................................        34        64         67
Net sales:
   Lumber, net of discount.........................................................  $  170.4  $  152.2   $  175.3
   Logs............................................................................      14.4      10.6        3.5
   Wood chips......................................................................       2.3       6.8       11.3
   Cogeneration power..............................................................       9.4      11.7        6.0
   Other...........................................................................       2.9       4.0        4.0
                                                                                     --------- ---------  ---------
      Total net sales .............................................................  $  199.4  $  185.3   $  200.1
                                                                                     ========= =========  =========
Operating income (loss)(5).........................................................  $   17.9  $  (27.5)  $    7.6
                                                                                     ========= =========  =========
Income (loss) before income taxes(6)...............................................  $  (33.5) $  (59.6)  $   23.9
                                                                                     ========= =========  =========

------------------------------------

(1)   Lumber shipments are expressed in millions of board feet.
(2)   Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(3)   Dollars per thousand board feet.
(4)   Dollars per bone dry unit.
(5)   Operating income (loss) for 2001 includes non-recurring charges totaling
      $8.2 million. See Note 3 for further discussion.
(6)   In addition to the non-recurring charges referred to in (5), 2001 results include a $16.7 million pre-tax gain on the sale of acreage in a portion of the Grizzly Creek grove. 2000 results include a $60.0 million pre-tax gain on the sale of the Owl Creek grove.

      Net Sales
      Net sales for 2002 increased over the prior year period primarily due to increased shipments of redwood lumber. These improvements were offset in part by lower shipments of Douglas-fir and lower average sales prices for redwood lumber.

      Net sales for 2001 were negatively impacted by lower lumber prices, with lower prices for common grade redwood lumber being the primary contributor to the decline. In addition, shipments of lumber declined slightly versus the prior year. The segment had higher sales volumes for redwood common grade lumber;
however, this was more than offset by lower shipments of common grade Douglas fir lumber.

      Operating Income (Loss)
      The forest products segment had operating income for 2002 as compared to an operating loss for 2001. In addition to the increase in net sales discussed above, cost of sales and operations decreased from the prior year, resulting in improved gross margins on lumber and log sales. The decline in cost of sales and operations primarily reflects the benefits of cost saving and restructuring measures taken in late 2001 and early 2002 (see "Industry Overview and Selected
Operational Data" above and Note 3). Selling, general and administrative expenses increased from the prior year, however, primarily as a result of an increase in administrative, litigation and other expenses.

      The segment experienced an operating loss for 2001 compared to operating income for 2000. Operating results for 2001 include the impact of several non-recurring charges totaling $8.2 million (see "Industry Overview and Selected
Operational Data" above and Note 3). In addition to the non-recurring items, gross margins on lumber sales declined year to year as a result of higher costs associated with lumber production and logging operations.

      Income (Loss) Before Income Taxes
      The loss before income taxes for 2002 decreased from the comparable prior year period, primarily as a result of the improvement in operating results discussed above. This improvement was partially offset by a decline in other income as the loss in 2001 included a $16.7 million gain on the sale of a portion of the Grizzly Creek grove.

      The segment had a loss before income taxes for 2001 as compared to income before income taxes for the prior year. In addition to the operating loss discussed above, the Company had lower gains on sales of timberlands in 2001.
The loss in 2001 included the $16.7 million gain discussed above with respect to the Grizzly Creek timberlands, whereas 2000 included a gain on the sale of the
Owl Creek grove of $60.0 million.

   REAL ESTATE OPERATIONS

      Industry Overview and Selected Operational Data
      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate, primarily in Arizona,
California, Puerto Rico, and Texas. The following table presents selected operational and financial information for the years ended December 31, 2002,
2001 and 2000, respectively, for the Company's real estate operations.

                                                                                    Years Ended December 31,
                                                                              -------------------------------------
                                                                                 2002        2001        2000
                                                                              ----------  ----------- -----------
                                                                                    (IN MILLIONS OF DOLLARS)
Net sales:
   Real estate:
      Fountain Hills........................................................  $    8.7    $     33.6  $     15.0
      Mirada................................................................       0.2             -         0.3
      Palmas del Mar........................................................      14.2          11.7         4.8
      Other.................................................................       1.5           2.9         6.4
                                                                              ----------  ----------- -----------
        Total...............................................................      24.6          48.2        26.5
                                                                              ----------  ----------- -----------

   Resort, commercial and other:
      Fountain Hills........................................................        3.7          3.5         3.6
      Mirada................................................................          -          0.2         0.1
      Palmas del Mar........................................................       11.1         12.6        12.0
      Commercial rental properties..........................................        9.3          4.4           -
      Other.................................................................        0.2          0.2         5.0
                                                                              ----------  ----------- -----------
        Total...............................................................       24.3         20.9        20.7
                                                                              ----------  ----------- -----------

   Total net sales..........................................................  $    48.9   $     69.1  $     47.2
                                                                              ==========  =========== ===========

Operating income (loss):
   Fountain Hills...........................................................  $     0.1   $     19.3  $      3.8
   Mirada...................................................................       (1.9)        (1.7)       (1.7)
   Palmas del Mar...........................................................       (2.1)        (8.8)      (15.3)
   Commercial rental properties.............................................        3.4          1.6           -
   Other....................................................................        0.3          0.5         5.4
                                                                              ----------  ----------- -----------
      Total operating income (loss).........................................  $    (0.2)  $     10.9  $     (7.8)
                                                                              ==========  =========== ===========

Investment, interest and other income (expense), net:
   Equity in earnings from real estate joint ventures.......................  $     2.5   $      5.5  $      7.9
   Other....................................................................        3.7          7.0        16.8
                                                                              ----------  ----------- -----------
                                                                              $     6.2   $     12.5  $     24.7
                                                                              ==========  =========== ===========

Income (loss) before income taxes...........................................  $    (7.2)  $     14.8  $     14.5
                                                                              ==========  =========== ===========

      Net Sales
      Net sales for the real estate segment include revenues from sales of developed lots, bulk acreage and real property associated with the Company's real estate developments and resort and other commercial operations conducted at these real estate developments, in addition to lease revenues from a number of commercial properties.

      Net sales decreased for 2002 versus 2001, primarily as a result of lower real estate sales at the Company's Fountain Hills development project. Results for 2001 included $13.7 million for the sale of a 354 acre parcel to the town of
Fountain Hills. The decrease was offset in part by higher real estate sales at the Company's Palmas del Mar development project, in addition to rental income from the Company's commercial rental properties (primarily the Lake Pointe Plaza office complex acquired in June 2001; see Note 5).

      Net sales for the year ended December 31, 2001, increased from the same period of 2000 primarily due to the $13.7 million parcel sale discussed above as well as increased sales of real estate acreage at the Company's Palmas del Mar development project, in addition to rental income from the Lake Pointe Plaza office complex. The improvement in real estate sales was somewhat offset by lower revenues from commercial operations at Fountain Hills as a result of the sale of a water utility in October 2000.

      Operating Income (Loss)
      The segment experienced an operating loss for 2002 as compared to operating income for 2001, primarily due to the lower real estate sales at the
Company's Fountain Hills development project discussed above. This decline was offset in part by a decrease in operating losses at Palmas del Mar, which experienced an increase in real estate sales, and an increase in operating income from the Lake Pointe Plaza office complex.

      The real estate segment had operating income for 2001 compared to an operating loss for 2000 primarily due to the increases in real estate sales at
Fountain Hills and Palmas del Mar.

      Income (Loss) Before Income Taxes
      The segment experienced a loss before income taxes for 2002 versus income before income taxes in 2001 as a result of the decrease in operating income discussed above, in addition to lower equity in earnings from the FireRock real estate joint venture. In addition, 2001 results included a gain of approximately
$3.0 million from insurance recoveries on property damage resulting from a 1998 hurricane.

      Income before income taxes was substantially unchanged when comparing 2001 to the prior year. Offsetting the increase in operating income discussed above was a $12.2 million decline in other income as well as a $6.3 million increase in interest expense. Results for 2000 included the impact of an $11.3 million gain on the sale of a water utility in Arizona. Results for 2001 included interest on debt issued in connection with the Lake Pointe Plaza acquisition as well as a full year of interest on certain debt secured by Palmas del Mar's golf courses.

   RACING OPERATIONS

      Industry Overview and Selected Operational Data
      The Company indirectly owns SHRP, Ltd., a Texas limited partnership, which owns and operates Sam Houston Race Park, a Class 1 horse racing facility in
Houston, Texas, and Valley Race Park, a greyhound racing facility located in
Harlingen, Texas. Results of operations between quarterly periods are generally not comparable due to the timing, varying lengths and types of racing meets held. Historically, Sam Houston Race Park has derived a significant amount of its annual net pari-mutuel commissions from live racing and simulcasting. Net pari-mutuel commissions have typically been highest during the first and fourth quarters of the year, the time during which Sam Houston Race Park has historically conducted live thoroughbred racing. Live greyhound racing also contributes to higher net pari-mutuel commissions in the first and fourth quarters of the year.

      The following table presents selected operational and financial information for the years ended December 31, 2002, 2001 and 2000, respectively, for the Company's racing operations.

                                                                                    Years Ended December 31,
                                                                              -------------------------------------
                                                                                 2002        2001        2000
                                                                              ---------- ------------ -----------
                                                                                    (IN MILLIONS OF DOLLARS)
Number of live race days:
   Sam Houston Race Park....................................................        126          128         135
   Valley Race Park.........................................................        110          105          14

Handle:
   Sam Houston Race Park:
      On-track handle.......................................................  $   146.3  $     145.5  $    145.4
      Off-track handle......................................................      188.9        190.0       202.2
                                                                              ---------- ------------ -----------
        Total...............................................................  $   335.2  $     335.5  $    347.6
                                                                              ========== ============ ===========

   Valley Race Park:
      On-track handle.......................................................  $    22.3  $      21.2  $     16.3
      Off-track handle......................................................        3.7          4.4         0.6
                                                                              ---------- ------------ -----------
        Total...............................................................  $    26.0  $      25.6  $     16.9
                                                                              ========== ============ ===========

Net sales:
   Sam Houston Race Park:
      Net pari-mutuel commissions...........................................  $    17.4  $      17.5  $     18.1
      Other revenues........................................................        8.9          9.2         9.8
                                                                              ---------- ------------ -----------
        Total...............................................................       26.3         26.7        27.9
                                                                              ---------- ------------ -----------
   Valley Race Park:
      Net pari-mutuel commissions...........................................        3.2          3.0         2.2
      Other revenues........................................................        1.3          1.4         0.8
                                                                              ---------- ------------ -----------
        Total...............................................................        4.5          4.4         3.0
                                                                              ---------- ------------ -----------
   Total net sales..........................................................  $    30.8  $      31.1  $     30.9
                                                                              ========== ============ ===========

Operating income (loss):
   Sam Houston Race Park....................................................  $     0.7  $       1.2  $      2.8
   Valley Race Park.........................................................       (0.3)        (0.3)       (0.7)
                                                                              ---------- ------------ -----------
      Total operating income ...............................................  $     0.4  $       0.9  $      2.1
                                                                              ========== ============ ===========

Income  before income taxes.................................................  $     0.4  $       1.0  $      2.1
                                                                              ========== ============ ===========

      Net Sales
      Net sales for the racing segment decreased for 2002 compared to 2001 due to fewer live race days and lower average attendance at Sam Houston Race Park.
These declines were partially offset by higher net pari-mutuel commissions at
Valley Race Park.

      Net sales for the racing segment increased for 2001 compared to 2000 due to a full year of operations for Valley Race Park. This improvement was partially offset by lower net pari-mutuel commissions at Sam Houston Race Park.

      Operating Income
      Operating income for the racing segment for 2002 decreased from 2001 due to the decrease in net sales discussed above and an increase in cost of sales and selling, general and administrative expenses.

      Operating income for the racing segment for 2001 decreased from 2000 due to the decrease in net commissions at Sam Houston Race Park discussed above.

      Income Before Income Taxes
      The decrease in income before income taxes for this segment for 2002 as compared to 2001, as well as the decrease in income before income taxes for 2001 versus 2000, are both attributable to the decreases in operating income for the respective periods discussed above.

   OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS

                                                                                      YEARS ENDED DECEMBER 31,

                                                                                     2002       2001        2000
                                                                                  ----------  ---------  ----------
                                                                                            (IN MILLIONS)

Operating loss..................................................................  $   (10.5)  $   (9.7)  $   (16.5)
Loss before income taxes........................................................      (14.4)     (12.8)      (11.5)

      Operating Loss
      The operating losses represent corporate general and administrative expenses that are not attributable to the Company's industry segments. The increase in the operating loss in 2002 versus 2001 was primarily due to costs incurred in connection with the Kaiser bankruptcy (see Note 1), in addition to severance and moving expenses incurred as a result of reduction in Corporate staff and office space. The decrease in the operating loss between 2001 and 2000 was due to accruals for certain legal contingencies, which were $0.9 million and
$6.6 million in 2001 and 2000, respectively (see Note 16).

      Loss Before Income Taxes
      The loss before income taxes includes operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, that are not attributable to the Company's industry segments. The loss before income taxes increased in both 2002 and 2001 due to a decrease in earnings from the investments described in Note 6, offset in part by lower interest expense as a result of early extinguishment of the MGHI Notes.

   PROVISION FOR INCOME TAXES

      The Company's provision for income taxes differs from the federal statutory rate due principally to (i) changes in valuation allowances and revision of prior years' tax estimates, (ii) percentage depletion, and (iii)
foreign, state and local taxes, net of related federal tax benefits. For 2002, after evaluating the appropriate factors, the Company provided additional valuation allowances of $48.3 million. Also with respect to 2002, the Company reversed $36.3 million in reserves which the Company no longer believes are necessary. With respect to 2001 and in light of the Cases, Kaiser provided
$505.4 million in valuation allowances for all of its net deferred tax assets as of December 31, 2001. See Note 12 for a discussion of these and other income tax matters.

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

      As discussed in "--Deconsolidation of Kaiser," the Company's financial statements reflect Kaiser's results only through February 11, 2002, the date of deconsolidation. For comparison purposes, however, the following table presents selected operational and financial information with respect to Kaiser's operations for the years ended December 31, 2002, 2001 and 2000, respectively.
The financial information of Kaiser contained herein and related discussions of financial condition and results of operations are based on the assumption that
Kaiser will continue as a "going concern," which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business;
however, as a result of the commencement of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. See Note 4 for further discussion.

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                     2002      2001       2000
                                                                                   --------- ---------  ---------
                                                                                      (IN MILLIONS OF DOLLARS,
                                                                                    EXCEPT SHIPMENTS AND PRICES)
Shipments:(1)
   Alumina:
      Third party................................................................   2,626.6   2,582.7    1,927.1
      Intersegment...............................................................     343.9     422.8      751.9
                                                                                   --------- ---------  ---------
        Total alumina............................................................   2,970.5   3,005.5    2,679.0
                                                                                   --------- ---------  ---------
   Primary aluminum:
      Third party................................................................     194.8     244.7      345.5
      Intersegment...............................................................       1.7       2.3      148.9
                                                                                   --------- ---------  ---------
        Total primary aluminum...................................................     196.5     247.0      494.4
                                                                                   --------- ---------  ---------
   Flat-rolled products..........................................................      46.3      74.4      162.3
                                                                                   --------- ---------  ---------
   Engineered products...........................................................     124.4     118.1      164.6
                                                                                   --------- ---------  ---------
Average realized third party sales price:(2)
   Alumina (per ton).............................................................  $    165  $    186   $    209
   Primary aluminum (per pound)..................................................  $   0.62  $   0.67   $   0.74

Net sales........................................................................  $1,469.6  $1,732.7   $2,169.8
                                                                                   ========= =========  =========
Operating income (loss)(3).......................................................  $ (406.0) $   64.9   $  139.3
                                                                                   ========= =========  =========
Income (loss) before income taxes and minority interests(4)......................  $ (459.6) $   86.7   $   25.4
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
(3)   Operating income (loss) for 2002, 2001 and 2000 included non-recurring items totaling $(251.2) million, $163.6 million and $41.9 million, respectively. See Note 3 to the Consolidated Financial Statements.
(4)   In addition to the items described in (3) above, income (loss) before income taxes and minority interests included the impact of additional non-recurring items of $3.4 million, $(31.0) million and $7.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. See Note 3 for further information.

      Net Sales
      Net sales for 2002 decreased as compared to 2001 primarily due to decreases in average realized prices for bauxite and alumina, primary aluminum, flat-rolled products and engineered products, in addition to decreases in shipments of primary aluminum and flat-rolled products. These decreases were partially offset by increases in third party shipments of bauxite and alumina, in addition to increased shipments of engineered products. The decrease in average realized prices for alumina was due to a decrease in primary aluminum market prices to which Kaiser's third-party alumina sales contracts are linked.
The decrease in shipments of primary aluminum was due to the curtailment of certain operations with respect to Kaiser's interest in an aluminum smelter in
Ghana during 2002, as well as the curtailment of certain operations at Kaiser's
Tacoma, Washington, facility during 2001. The decrease in shipments of flat-rolled products was primarily due to continued soft aerospace products demand, in addition to exits from the can lid, tab stock and brazing sheet product lines. The decrease in average realized prices for engineered products was due to weak overall market conditions, although shipments of engineered products increased slightly due to increased demand in the ground transportation market.

      Net sales for the year ended December 31, 2001, decreased from the year ago period primarily due to a decrease in average realized prices for alumina and primary aluminum as well as a decline in shipments of primary aluminum, flat- rolled products and engineered products. These decreases in prices and shipments were partially offset by an increase in net shipments of bauxite and alumina as well as an increase in average realized prices for flat-rolled and engineered products. The decrease in average realized prices for alumina was due to a decrease in primary aluminum market prices to which Kaiser's third-party alumina sales contracts are linked. The decrease in shipments of primary aluminum was primarily due to the complete curtailment of the Northwest smelters during 2001. The decrease in shipments of flat- rolled products was primarily due to reduced shipments of can body stock as a part of the planned exit from this product line. 2001 shipments for flat-rolled products were also adversely affected by reduced general engineering heat-treat products and can lid and tab stock due to weak market demand. These decreases were only modestly offset by a strong aerospace demand during the first nine months of 2001. However, after the events of September 11, 2001, aerospace demand and the price for aerospace products declined substantially. The decrease in engineered products shipments was the result of reduced transportation and electrical product shipments due to weak U.S. market demand.

      Operating Income (Loss)
      Kaiser experienced an operating loss in 2002 as compared to operating income in 2001. Operating results for 2002 included several non-recurring charges totaling $(251.2) million (primarily consisting of asset impairment charges and accruals for certain pension and postretirement benefits), as compared to non-recurring income of $163.6 million in 2001 described further in
Note 3. Operating results for 2002 were also affected by the decrease in average realized prices, the curtailment of operations with respect to Kaiser's interest in an aluminum smelter in Ghana, and the reduction in shipments discussed above.

       Operating income (loss) for 2001 and 2000 includes non-recurring income of $163.6 million and $41.9 million, respectively. These items are described further in Note 3. In addition to the decrease in average realized prices and shipments discussed above, operating income for 2001 was adversely affected by abnormal Gramercy related start-up costs and litigation costs, overhead and other fixed costs associated with the curtailed Northwest smelting operations, and increased costs due to a lag in the ability to scale back costs to reflect a revised product mix and the substantial volume decline caused by weakened demand.

      Income (Loss) Before Income Taxes and Minority Interests
      Kaiser experienced a loss before income taxes and minority interests in
2002 as compared to income before income taxes and minority interests in 2001.
In addition to the non-recurring operating items discussed above, results for
2002 included $3.4 million of non-recurring items (primarily consisting of gains on sales of real estate and miscellaneous equipment) compared to non-recurring charges of $(31.0) million in 2001 described further in Note 3. The primary reason for the decline is the decrease in operating results discussed above. In addition, Kaiser incurred reorganization expenses of $(33.0) million as a result of the Cases during 2002, which also contributed to the decline. Results for
2001 included a $163.6 million gain on the sale of an interest in QAL. The impact of these items was offset in part by a decline in interest expense of
$88.3 million as a result of interest being deferred during bankruptcy.

      Income before income taxes and minority interests for the year ended
December 31, 2001, includes the $163.6 million gain on the sale of an interest in QAL discussed in Note 5, as well as the net impact of certain non-recurring amounts of $(31.0) million, in addition to the $163.6 million of non-recurring items included in operating income as discussed in Note 3. Income before income taxes and minority interests for the year ended December 31, 2000, included non-recurring items totaling $7.0 million, in addition, to the $41.9 million in non-recurring items included in operating income as discussed above. The decline is a result of the decline in operating income discussed above.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and Item 1.
"Business--General" for cautionary information with respect to such forward-looking statements.

   OVERVIEW

      The Company conducts its operations primarily through its subsidiaries.
Creditors of subsidiaries of the Company have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the
Company. Certain of the Company's subsidiaries, principally Pacific Lumber and
Scotia LLC, are restricted by their various debt instruments as to the amount of funds that can be paid in the form of dividends or loaned to affiliates. Scotia
LLC is highly leveraged and has significant debt service requirements. "MAXXAM
PARENT" is used in this section to refer to the Company on a stand-alone basis without its subsidiaries.

      The following table summarizes certain data related to financial condition and to investing and financing activities of the Company and its subsidiaries.
As a result of the deconsolidation of Kaiser, the balances at December 31, 2002, exclude amounts attributable to Kaiser. For comparison purposes, such amounts have also been excluded from the balances at December 31, 2001, and from the selected information related to changes in cash and cash equivalents for the years ended December 31, 2002, 2001 and 2000, respectively.

                                              FOREST PRODUCTS
                                      ----------------------------
                                      SCOTIA     PACIFIC  MGI AND     REAL                            MAXXAM
                                        LLC      LUMBER    OTHER     ESTATE      RACING      MGHI     PARENT       TOTAL
                                      -------   -------- ---------  ---------   ---------  --------  ----------  ---------
                                                                  (IN MILLIONS OF DOLLARS)
Debt and credit facilities (excluding
      intercompany notes)
Short-term borrowings and current
      maturities of long-term debt:
   December 31, 2002................. $ 16.7   $  0.3 (1)$      -   $   13.5    $      -   $     -   $       -   $   30.5
   December 31, 2001.................   14.9     17.8         0.6       10.4           -         -           -       43.7
                                                                                                             -
Long-term debt, excluding current
      maturities:
   December 31, 2002(2).............. $737.7   $  0.4    $      -   $  244.0    $    0.2   $     -   $       -   $  982.3
   December 31, 2001.................  754.5      0.5           -      162.6         0.2      88.2           -    1,006.0

Revolving credit facilities:
   Facility commitment amounts ...... $ 59.8   $ 45.0    $    2.5   $   14.0    $      -   $     -   $       -   $  121.3
   December 31, 2002:
      Borrowings.....................      -        -           -          -           -         -           -          -
      Letters of credit..............      -     15.1           -        2.5           -         -           -       17.6
      Unused and available
        credit.......................   59.8     14.7         1.0        2.6           -         -           -       78.1

Cash, cash equivalents, marketable
   securities and other investments

December 31, 2002:
   Current amounts restricted for debt
      service........................ $ 24.5   $    -    $      -   $    0.3    $      -   $     -   $       -   $   24.8
   Other current amounts.............    4.9     21.3        13.6        6.4         5.2       0.3        74.8      126.5
                                      -------  -------   ---------  ---------   ---------  --------  ----------  ---------
                                        29.4     21.3        13.6        6.7         5.2       0.3        74.8      151.3
                                      -------  -------   ---------  ---------   ---------  --------  ----------  ---------

   Long-term amounts restricted
      for debt service...............   52.9        -           -        1.4           -         -           -       54.3
   Other long-term restricted
      amounts........................     -       0.4         2.3        6.6           -         -           -        9.3
                                      -------  -------   ---------  ---------   ---------  --------  ----------  ---------
                                        52.9      0.4         2.3        8.0           -         -           -       63.6
                                      -------  -------   ---------  ---------   ---------  --------  ----------  ---------
                                      $ 82.3   $ 21.7    $   15.9   $   14.7    $    5.2   $   0.3   $    74.8   $  214.9
                                      =======  =======   =========  =========   =========  ========  ==========  =========

December 31, 2001:
   Current amounts restricted for debt
      service........................ $ 52.4   $    -    $      -   $    0.4    $     -    $     -   $       -   $   52.8
   Other current amounts.............    2.5      2.3        26.6       16.0         7.5      35.7       128.3      218.9
                                      -------  -------   ---------  ---------   ---------  --------  ----------  ---------
                                        54.9      2.3        26.6       16.4         7.5      35.7       128.3      271.7
                                      -------  -------   ---------  ---------   ---------  --------  ----------  ---------

   Long-term amounts restricted for
      debt service...................   87.6        -           -        1.3           -         -           -       88.9
   Other long-term restricted amounts      -        -         2.2        7.4           -         -           -        9.6
                                      -------  -------   ---------  ---------   ---------  --------  ----------  ---------
                                        87.6        -         2.2        8.7           -         -           -       98.5
                                      -------  -------   ---------  ----------  ---------  --------  ----------  ---------
                                      $142.5   $  2.3    $   28.8   $   25.1    $    7.5   $  35.7   $   128.3   $  370.2
                                      =======  =======   =========  =========   =========  ========  ==========  =========
------------------

Table and Notes continued on next page

                                            FOREST PRODUCTS
                                      ----------------------------
                                      SCOTIA   PACIFIC    MGI AND     REAL                             MAXXAM
                                        LLC    LUMBER      OTHER     ESTATE      RACING      MGHI      PARENT      TOTAL
                                      -------  -------   ---------  ---------   ---------  ------- - ----------  ---------
                                                                (IN MILLIONS OF DOLLARS)
Changes in cash and cash
   equivalents
Capital expenditures:
   December 31, 2002 (3)............. $  7.2   $  4.6    $    0.4   $   93.6    $    0.6   $     -   $     0.1   $  106.5
   December 31, 2001(3)..............    6.2      5.9         1.3      133.9         2.0         -         0.7      150.0
   December 31, 2000.................    8.2      4.1         1.7        6.9         4.5         -         1.0       26.4

Net proceeds from dispositions of
      property and investments:
   December 31, 2002................. $    -   $  2.0    $      -   $      -    $      -   $     -   $       -   $    2.0
   December 31, 2001(4)..............    1.3     18.6           -          -           -         -           -       19.9
   December 31, 2000(4)..............   67.0      0.3           -       18.0           -         -           -       85.3

Borrowings (repayments) of debt
      and credit facilities, net of
      financing costs:
   December 31, 2002(2).............. $(15.0)  $(18.1)   $   (0.6)  $   83.1    $    0.1   $ (84.6)  $       -   $  (35.1)
   December 31, 2001(2)..............  (14.2)   (19.5)        0.6      126.9           -     (25.1)      (13.4)      55.3
   December 31, 2000(2)..............  (16.0)    37.0           -       22.6        (0.3)     (5.8)       (5.2)      32.3

Dividends and advances received
      (paid):
   December 31, 2002(5).............. $(29.4)  $ 36.0    $  (15.6)  $    3.2    $   (3.6)  $   9.0   $     0.4   $      -
   December 31, 2001(5)..............  (79.9)    89.2       (26.4)     (17.8)       (4.0)     17.1        21.8          -
   December 31, 2000(5)..............      -     23.7      (132.1)     (33.7)          -      63.4        78.7          -

(1)  In March 2002, Scotia LLC released $29.4 million from the Scheduled
     Amortization Reserve Account ("SAR ACCOUNT") and distributed this amount to
     Pacific Lumber. Pacific Lumber used these funds to repay the borrowings outstanding under Pacific Lumber's revolving credit agreement (the "PACIFIC
     LUMBER CREDIT AGREEMENT").
(2)  The decrease in Scotia LLC's long-term debt between December 31, 2001, and
     December 31, 2002, was the result of principal payments on the Timber Notes of $14.8 million. In addition, Scotia LLC made principal payments on the
     Timber Notes of $14.2 million and $15.9 million in 2001 and 2000, respectively. The decrease in MGHI's long-term debt was due to repurchases and the redemption of the remaining outstanding balance of $88.2 million principal amount of MGHI Notes for total consideration of $84.6 million.
     Repayments for MGHI of $25.1 million and $5.8 million in 2001 and 2000, respectively, represent repurchases of MGHI Notes. The increase in Real
     Estate long-term debt between 2001 and 2002 was due primarily to borrowings of $82.2 million made in connection with the purchase of the Motel 6 properties, the Cooper Cameron office building and the CVS Pharmacy building.
(3)  Capital expenditures and borrowings for the Real Estate segment for 2002 reflect the purchase of the Motel 6 properties, the Cooper Cameron office building, and the CVS Pharmacy building. Capital expenditures and borrowings for the Real Estate segment for 2001 reflect the purchase of the
     Lake Pointe Plaza office complex.
(4)  Proceeds from dispositions of property and investments includes $19.8 million of proceeds in 2001 for Pacific Lumber's sale of a portion of the
     Grizzly Creek grove and $67.0 million of proceeds in 2000 for Scotia LLC's sale of the Owl Creek grove.
(5)  In March 2002, Scotia LLC released $29.4 million from the SAR Account and distributed this amount to Pacific Lumber. In 2001, $79.9 million of dividends were paid by Scotia LLC to Pacific Lumber, $63.9 million of which was made using proceeds from the sale of Scotia LLC's Owl Creek grove. In addition to the $79.9 million of dividends from Scotia LLC, Pacific Lumber received $9.3 million from MGI related to repayment of intercompany debt.
     For 2000, $90.0 million of the dividends paid from MGI to MGHI were made using proceeds from the sale of the Headwaters Timberlands. MGHI in turn paid a $45.0 million dividend to MAXXAM Parent. With respect to real estate operations, $33.7 million of the dividends paid to MAXXAM Parent in 2000 were made by Real Estate subsidiaries. In addition to cash generated by real estate sales, funds for making these dividends were provided by proceeds from the sale of a water utility company in Arizona and proceeds from a bond offering by a subsidiary of the Company engaged in resort operations.

   MAXXAM PARENT AND MGHI

      During 2002 the Company repurchased $56.6 million principal amount of the
MGHI Notes, resulting in an extraordinary gain of $2.4 million (net of tax). The
Company redeemed the remaining $31.6 million principal amount of MGHI Notes in
December 2002.

      MAXXAM Parent and MGHI own the 50,000,000 Kaiser Shares, representing an approximate 62% interest. As a result of the Cases, the value of Kaiser common stock has declined substantially, and the market value of the Kaiser Shares based on the price per share quoted at the close of business on March 21, 2003, was $2.5 million. There can be no assurance that such value would be realized should the Company dispose of its investment in these shares, and it is possible that all or a portion of the Company's interest may be diluted or cancelled as part of a plan of reorganization. See also Note 4.

      MAXXAM Parent expects that its general and administrative costs, net of cost reimbursements from subsidiaries will range from $7.0 million to $9.0 million for the next year. There can be no assurance, however, that MAXXAM
Parent's cash requirements for its corporate, general and administrative expenses will not increase.

      Although there are no restrictions on the Company's ability to pay dividends on its capital stock, the Company has not paid any dividends for a number of years and has no present intention to do so. The Company has stated
that, from time to time, it may purchase its Common Stock on national exchanges or in privately negotiated transactions.

      MAXXAM Parent believes that its existing resources will be sufficient to fund its working capital requirements for the next year. With respect to long-term liquidity, MAXXAM Parent believes that its existing cash and cash resources, together with distributions from the real estate and racing segments, should be sufficient to meet its working capital requirements. However, there can be no assurance that this will be the case.

   FOREST PRODUCTS OPERATIONS

      Substantially all of MGI's consolidated assets are owned by Pacific
Lumber, and a significant portion of Pacific Lumber's consolidated assets are owned by Scotia LLC. The holders of the Timber Notes have priority over the claims of creditors of Pacific Lumber with respect to the assets and cash flows of Scotia LLC. In the event Scotia LLC's cash flows are not sufficient to generate distributable funds to Pacific Lumber, Pacific Lumber could effectively be precluded from distributing funds to MGI.

      At December 31, 2002, $15.1 million of letters of credit and no borrowings were outstanding under the Pacific Lumber Credit Agreement. Unused availability was limited to $14.7 million at December 31, 2002. On October 28, 2002, a new credit agreement was entered into which extended the maturity date of the
Pacific Lumber Credit Agreement from August 14, 2003, to August 13, 2004, reduced the facility commitment amount from $50.0 million to $45.0 million and allowed for syndication of the facility.

      Scotia LLC has an agreement with a group of banks which allows it to borrow up to one year's interest on the Timber Notes (the "SCOTIA LLC LINE OF
CREDIT"). On May 31, 2002, the Scotia LLC Line of Credit was extended for an additional year to July 11, 2003. Annually, Scotia LLC will request that the
Scotia LLC Line of Credit be extended for a period of not less than 364 days. If not extended, Scotia LLC may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date
(after the payment of certain other items, including the Aggregate Minimum
Principal Amortization Amount, as defined, then due), commencing approximately two and one-half years following the date of the draw. At December 31, 2002,
Scotia LLC could have borrowed a maximum of $59.8 million under the Scotia LLC
Line of Credit, and there were no borrowings outstanding under the Scotia LLC
Line of Credit.

      On March 5, 2002, Scotia LLC notified the trustee for the Timber Notes that it had met all of the requirements of the SAR Reduction Date, as defined in the Timber Notes Indenture (i.e., certain harvest, THP inventory and Scotia LLC
Line of Credit requirements). Accordingly, on March 20, 2002, Scotia LLC released $29.4 million from the SAR Account and distributed this amount to
Pacific Lumber.

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

      On the note payment date in July 2002, Scotia LLC had $15.1 million set aside in the note payment account and borrowed $13.0 million (net of $0.9 million borrowed in respect of Timber Notes held by Scotia LLC) from the Scotia
LLC Line of Credit to pay the $28.1 million of interest due. Scotia LLC repaid
$3.2 million of principal on the Timber Notes (an amount equal to Scheduled
Amortization) using funds held in the SAR Account.

      On the note payment date in January 2003, Scotia LLC had $5.6 million set aside in the note payment account to pay the $27.9 million of interest due.
Scotia LLC used $22.3 million (net of $1.6 million borrowed in respect of Timber
Notes held by Scotia LLC) of the funds available under the Scotia LLC Line of
Credit to pay the remaining amount of interest due. Scotia LLC repaid $12.1 million of principal on the Timber Notes (an amount equal to Scheduled
Amortization) using funds held in the SAR Account.

      With respect to the note payment date in July 2003, Scotia LLC expects to use $27.6 million (net of $1.9 million which will be borrowed in respect of
Timber Notes held by Scotia LLC) of the funds available under the Scotia LLC
Line of Credit to pay the entire amount of interest due. Scotia LLC expects to repay $4.6 million of principal on the Timber Notes (an amount equal to
Scheduled Amortization) using funds held in the SAR Account.

      Capital expenditures were made during the past three years to improve production efficiency, reduce operating costs and acquire additional timberlands. Capital expenditures, excluding expenditures for timberlands and real estate, are estimated to be between $12.0 million and $14.0 million per year for the 2003 - 2004 period. Pacific Lumber and Scotia LLC may purchase additional timberlands from time to time as appropriate opportunities arise.

      Pacific Lumber's 2001 cash flows from operations were adversely affected by operating inefficiencies, lower lumber prices, an inadequate supply of logs and a related slowdown in lumber production. During 2001, comprehensive external and internal reviews were conducted of Pacific Lumber's business operations.
These reviews were conducted in an effort to identify ways in which Pacific
Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, closed two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its company-staffed logging operations (which historically performed approximately half of its logging) as of March 31, 2002, and now relies exclusively on contract loggers. In connection with the changes described above, Pacific Lumber recorded charges to earnings of
$2.2 million for impaired assets, $2.6 million for restructuring initiatives, and $3.4 million for environmental remediation costs during 2001 (see Note 3).
Further actions may be taken during the next year as a result of Pacific
Lumber's continuing evaluation process, and additional writedowns of certain assets may be required.

      The $29.4 million distribution from Scotia LLC to Pacific Lumber discussed above improved Pacific Lumber's liquidity during 2002. However, Pacific Lumber's cash flows from operations may be adversely affected by diminished availability of logs from Scotia LLC, lower lumber prices, adverse weather conditions, or pending legal, regulatory and environmental matters. See "--Results of
Operations--Forest Products Operations" above as well as Note 16 for further discussion of the regulatory and environmental factors affecting harvest levels and the results of the timber cruise completed in 2002. Pacific Lumber may require funds available under its credit agreement and/or additional prepayments by MGI of an intercompany loan in order to meet its working capital and capital expenditure requirements for the next year.

      Due to its highly leveraged condition, Scotia LLC is more sensitive than less leveraged companies to factors affecting its operations, including low log prices, governmental regulation and litigation affecting its timber harvesting practices (see "--Results of Operations--Forest Products Operations" above and
Note 16), and general economic conditions. Scotia LLC's cash flows from operations are significantly impacted by harvest volumes and log prices. The
Master Purchase Agreement between Scotia LLC and Pacific Lumber (see Item 1.
"Business--Forest Products Operations--Relationship with Scotia LLC")
contemplates that all sales of logs by Scotia LLC to Pacific Lumber will be at fair market value (based on stumpage prices) for each species and category of timber. The Master Purchase Agreement provides that if the purchase price equals or exceeds the "SBE Price" and a structuring price set forth in a schedule to the Timber Notes Indenture, the purchase price is deemed to be at fair market value. "SBE PRICE" is the applicable stumpage price for each species of timber and category thereof pursuant to a schedule published periodically by the
California State Board of Equalization ("HARVEST VALUE SCHEDULE"). If the
purchase price equals or exceeds the SBE Price, but is less than the structuring price, then Scotia LLC is required to engage an independent forestry consultant to confirm that the purchase price reflects fair market value.

      In June 2002, the State Board of Equalization adopted the new Harvest
Value Schedule for the second half of 2002, which reflected an approximate 16%
decline for small redwood logs and no price change for small Douglas fir logs.
This decline in SBE Prices had an adverse impact on Scotia LLC's net sales and liquidity during the second half of 2002.

      In January 2003, Scotia LLC engaged a consultant with respect to establishing the purchase prices of logs to be sold to Pacific Lumber in the first half of 2003. The consultant determined that with respect to certain categories of logs, the fair market value was higher than the comparable SBE
Price. The resulting prices for redwood logs will on average be approximately
20% higher for the first half of 2003 than those for the second half of 2002.
There will be relatively no price change for Douglas-fir.

      With respect to short-term liquidity, Scotia LLC believes that existing cash available for principal payments from the SAR Account, and funds available under the Scotia LLC Line of Credit, together with cash flows from operations, should provide sufficient funds to meet its working capital, capital expenditures and required debt service obligations through 2003. With respect to long-term liquidity, although the Company expects that cash flows from operations and funds available under the SAR Account and the Scotia LLC Line of
Credit should be adequate to meet Scotia LLC's debt service, working capital and capital expenditure requirements, unless log prices continue to improve there can be no assurance that this will be the case. In addition, cash flows from operations may continue to be adversely affected if harvest levels decline as a result of the factors discussed in "--Results of Operations--Forest Products
Operations--Industry Overview and Selected Operational Data" above and Note 16.

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

   REAL ESTATE OPERATIONS

      In December 2002, Motel Assets Holdings LLC ("MOTEL ASSETS"), an indirect wholly owned subsidiary of the Company, acquired two business trusts which own a portfolio of sixteen motel properties located in ten different states. These properties secure certain non-recourse notes (the "MOTEL NOTES") with an outstanding principal balance of $49.4 million. Upon closing of the transaction,
Motel Assets made a cash payment of $3.5 million. The Motel Notes have an interest rate of 7.03% with a May 1, 2018, maturity date. Motel Assets acquired the properties subject to an existing lease agreement under which the properties are fully leased through April 2019, and under which all obligations are guaranteed by the parent company of the current tenant. Motel Assets is accounting for the lease as an operating lease. The Motel Notes are secured by the lease, the properties, and an $11.2 million residual value insurance contract.

      In November 2002, Beltway Assets LLC ("BELTWAY ASSETS"), an indirect wholly owned subsidiary of the Company, acquired an office building located in
Houston, Texas, for a purchase price of approximately $32.7 million. The transaction was financed with a cash payment of $3.0 million and proceeds of approximately $29.7 million (net of $1.3 million of deferred financing costs)
from the issuance of non-recourse notes which have an interest rate of 6.08% and a November 9, 2024, maturity date (the "BELTWAY NOTES"). At the time of the acquisition, Beltway Assets simultaneously leased the property back to the seller for a period of 22 years. Beltway Assets is accounting for the lease as an operating lease. The Beltway Notes are secured by the building, the lease, and an $11.2 million residual value insurance contract.

      Capital expenditures are expected to be approximately $3.0 million in
2003. The Company expects that these expenditures will be funded by existing cash and available credit facilities.

      The Company believes that the existing cash and credit facilities of its real estate subsidiaries, excluding PDMPI, are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing and joint venture partners, should provide sufficient funds to meet their working capital and capital expenditure requirements. PDMPI and its subsidiaries, however, have required advances from MAXXAM Parent during 2002 and 2001 to fund their operations, and it is expected that PDMPI will require such advances in the future.

   RACING OPERATIONS

      Capital expenditures and investments in new ventures are expected to be approximately $0.6 million in 2003.

      With respect to short-term and long-term liquidity, SHRP, Ltd's management expects that SHRP, Ltd. will generate cash flows from operations.

   KAISER'S OPERATIONS

      As a result of the filing of the Cases, claims against the Debtors for principal and accrued interest on secured and unsecured indebtedness existing on the Filing Date are stayed while the Debtors continue business operations as debtors- in-possession, subject to the control and supervision of the Court. At this time, it is not possible to predict the effect of the Cases on the businesses of the Debtors. With respect to the Company's interest in Kaiser, the
Debtors believe that the equity of Kaiser's stockholders will be diluted or cancelled. See Note 4 for further information.

CRITICAL ACCOUNTING POLICIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements which have been prepared in accordance with generally accepted accounting principles. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company re-evaluates its estimates and judgments on a regular, ongoing basis. Actual results may differ from these estimates due to changed circumstances and conditions.

      The following accounting policies are considered critical in light of the potentially material impact that the estimates, judgments and uncertainties affecting the application of these policies might have on the Company's reported financial information.

      Principles of Consolidation-Deconsolidation of Kaiser
      Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these principles, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner. As discussed above, on February 12, 2002,
Kaiser and certain of its subsidiaries filed for reorganization under Chapter 11 of the Code. As a result, the Company deconsolidated Kaiser's financial results beginning February 12, 2002, and began reporting its investment in Kaiser using the cost method.

      Through February 11, 2002, under generally accepted principles of consolidation, the Company had recognized losses in excess of its investment in
Kaiser of $516.2 million. Since Kaiser's results are no longer consolidated and the Company believes that it is not probable that it will be obligated to fund losses related to its investment in Kaiser, any adjustments reflected in
Kaiser's financial statements subsequent to February 12, 2002 (relating to the recoverability and classification of recorded asset amounts and classification of liabilities or the effects on existing stockholders' deficit as well as adjustments made to Kaiser's financial information for loss contingencies and other matters), are not expected to affect the Company's financial results.

      As previously disclosed in its audited Consolidated Financial Statements for December 31, 2001, the Company expected it would reverse its losses in excess of its investment in Kaiser on February 12, 2002 and would recognize amounts previously reported as Other Comprehensive Income (a component of stockholders' deficit) in its Consolidated Statement of Operations upon deconsolidation. However, subsequent to filing the 2001 Form 10-K, the Company determined that it should not reverse the losses or recognize in earnings the other comprehensive losses related to Kaiser at the time deconsolidation occurred. The Company expects it will consider reversal of these losses when either: (1) Kaiser's bankruptcy is resolved and the amount of the Company's remaining investment in Kaiser is determined or (2) the Company disposes of the
Kaiser Shares. Accordingly, these consolidated financial statements do not reflect any adjustments related to the deconsolidation of Kaiser other than presenting the Company's investment in Kaiser using the cost method, which reflects the investment as a single amount on its balance sheet, and discontinuing the recording of earnings or losses from Kaiser after February 11,
2002. When either of the events described above occurs, the Company will re-evaluate the appropriate accounting treatment of its investment in Kaiser based upon the facts and circumstances at such time. No assurances can be given that the Company's ownership interest in Kaiser will not be significantly diluted or cancelled as a result of Kaiser's plan of reorganization.

      Loss Contingencies
      The Company is involved in various claims, lawsuits and other proceedings discussed in Note 16. Such litigation involves uncertainty as to possible losses the Company may ultimately realize when one or more future events occur or fail to occur. The Company accrues and charges to income estimated losses from contingencies when it is probable (at the balance sheet date) that an asset has been impaired or liability incurred and the amount of loss can be reasonably estimated. Differences between estimates recorded and actual amounts determined in subsequent periods are treated as changes in accounting estimates (i.e., they are reflected in the financial statements in the period in which they are determined to be losses, with no retroactive restatement).

      The Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsel, the outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative developments, and other factors. Risks and uncertainties are inherent with respect to the ultimate outcome of litigation. See Note 16 for further discussion of the Company's material legal contingencies.

      Deferred Tax Asset Valuation Allowances
      As of December 31, 2002, the Company had $83.8 million of deferred tax assets (net of $64.4 million in valuation allowances and $109.2 million of deferred tax liabilities). The deferred tax assets and liabilities reported in the Company's balance sheet reflect the amount of taxes that the Company has prepaid or will receive a tax benefit for (an asset) or will have to pay in the future (a liability) because of temporary differences that result from differences in timing of revenue recognition or expense deductibility between generally accepted accounting principles and the Internal Revenue Code.
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

      Assessing the need for and amount of a valuation allowance for deferred tax assets requires significant judgment. The fact that a benefit may be expected for a portion but not all of a deferred tax asset increases the judgmental complexity. Projections of future taxable income, by their very nature, require estimates and judgments about future events that, although they might conceivably be predictable, are far less certain than events that have already occurred and can be objectively measured.

      Uncertainties that might exist with respect to the realization of the
Company's deferred tax assets relate to future taxable income. See Note 12 for further discussion of the Company's valuation allowances on deferred tax assets.

      Obligations Related to Pension and Other Postretirement Benefit Plans
      Estimating future benefit payments for purposes of measuring pension benefit obligations requires the Company to make a number of assumptions about future experience. These assumptions are combined with the terms of the
Company's plans to produce an estimate of required future benefit payments, which is discounted to reflect the time value of money. As a result, assumptions about the covered population (demographic assumptions) and about the economic environment (economic assumptions) significantly affect pension and other postretirement benefit obligations. The most significant demographic assumptions are expected retirement age, life expectancy, and turnover, while the key economic assumptions are the discount rate, the salary growth rate, and the expected return on plan assets.

      The projected benefit obligation for the Company's pension plans and the accumulated postretirement benefit obligation for the Company's other postretirement benefit plans was determined using a discount rate of 6.75% at
December 31, 2002, and 7.25% at December 31, 2001. The assumed long-term rate of compensation increase is 5.00%. The assumed long-term rate of return on plan assets is 8.00%. Plan assets consist principally of common stocks, U.S.
government and other fixed-income obligations.

      The estimated impact of a 25 basis point decrease in the discount rate
(from 6.75% to 6.50%) would increase the Company's aggregate benefit obligation by approximately $3.4 million, while the estimated impact of a 25 basis point increase in the discount rate (from 6.75% to 7.00%) would decrease the Company's aggregate benefit obligation by the same amount.

      Generally accepted accounting principles are applied to determine the expense that the Company recognizes related to pension obligations, while pension plan funding is governed by tax and labor laws. The Company expects pension expense to be approximately $3.0 million in 2003, while cash contributions are expected to be $4.0 million in 2003. This compared to $3.0 million and $0.7 million, respectively, in 2002.

      At December 31, 2002, the Company had $24.5 million in accrued liabilities related to pension benefits. This amount consists of an accrued liability of
$16.3 million reflecting the cumulative excess of the amount the Company has expensed over the amount the Company has funded since inception of its plans, as well as an additional minimum liability of $8.2 million reflecting the excess of the accumulated benefit obligation over the fair value of plan assets. The increase in 2002 in the underfunded status of the Company's plans is primarily due to lower investment returns and declining discount rates.

      See Note 13 for further discussion of the Company's obligations related to pension and other postretirement benefit plans.

      Impairment of Noncurrent Assets
      The Company reviews noncurrent assets for impairment when circumstances indicate that the carrying amount of such assets may not be recoverable.
Impairment is indicated if the total undiscounted future cash flows expected to result from use of the assets, including the possible residual value associated with their eventual disposition, are less than the carrying amount of the assets. Assets are written down to fair value and a loss is recognized upon impairment. Fair value increases on assets previously written down for impairment losses are not recognized.

      Considerable judgment is exercised in the Company's assessment of the need for an impairment write-down. Indicators of impairment must be present. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgments. In some instances, situations might exist where impairments are the result of changes in economic conditions or other factors that develop over time, which increases the subjectivity of assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. A probability- weighted approach is used for situations in which alternative courses of action to recover the carrying amount of long- lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

NEW ACCOUNTING STANDARDS

      See Note 2 for a discussion of new accounting pronouncements and their potential impact on the Company.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates primarily under the
Scotia LLC Line of Credit and the Pacific Lumber Credit Agreement, as well as certain other debt facilities used to finance real estate development activities. These facilities bear interest at either the prime interest rate or
LIBOR plus a specified percentage point spread. The Scotia LLC Line of Credit was established in conjunction with the offering of the Timber Notes. The
Company's objective in maintaining its other variable rate borrowings is flexibility in borrowing funds and making repayments without penalties. As of
December 31, 2002, there were $18.7 million in borrowings outstanding under all variable rate facilities. Based on the amount of borrowings outstanding under these facilities during 2002, a 1.0% change in interest rates effective from the beginning of the year would have resulted in an increase or decrease in annual interest expense of $0.3 million.

      All of the Company's other debt is fixed-rate, and therefore, does not expose the Company to the risk of higher interest payments due to changes in market interest rates. The Company does not utilize interest rate swaps or similar hedging arrangements.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of MAXXAM Inc.:

We have audited the accompanying consolidated balance sheet of MAXXAM Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, cash flows and stockholders' equity
(deficit) for the year then ended. Our audit also included the 2002 financial statement schedule listed in the Index at Item 16(a)(2). These financial statements and financial statement schedule are the responsibility of the
Company's management. Our responsibility is to express an opinion on the 2002 financial statements and financial statement schedule based on our audit. The financial statements and financial statement schedule as of December 31, 2001, and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion, with an explanatory paragraph regarding the deconsolidation of Kaiser Aluminum Corporation ("KAISER"), on those financial statements and stated that such 2001 and 2000 financial statement schedule, when considered in relation to the 2001 and 2000 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein in their report dated April 12, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MAXXAM Inc. and subsidiaries as of
December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2002 financial statement schedule, when considered in relation to the 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on February 12,
2002, Kaiser, a majority owned consolidated subsidiary of MAXXAM Inc., and certain of its subsidiaries filed for reorganization under Chapter 11 of the
United States Bankruptcy Code. As a result, Kaiser's financial results were deconsolidated beginning February 12, 2002 and MAXXAM Inc. began reporting its investment in Kaiser using the cost method.

DELOITTE & TOUCHE LLP

Houston, Texas
March 21, 2003

      THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN
LLP IN CONNECTION WITH MAXXAM INC.'S FILING ON FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN
LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. THE CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2000, THE CONSOLIDATED STATEMENTS OF OPERATIONS,
STOCKHOLDERS' EQUITY AND CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999, AND
THE INFORMATION IN THE SCHEDULE FOR 1999 REFERRED TO IN THE AUDIT REPORT HAVE
NOT BEEN INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS OR SCHEDULE.
SEE ALSO EXHIBIT 23.2 REGARDING LIMITATIONS ON RECOVERY RESULTING FROM THE
INABILITY TO FILE THE CONSENT OF ARTHUR ANDERSEN LLP IN CONNECTION HEREWITH.

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

                                                       ARTHUR ANDERSEN LLP

Houston, Texas
April 12, 2002

                          MAXXAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               2002         2001
                                                                                            -----------  ----------
ASSETS
Current assets:
   Cash and cash equivalents............................................................... $     45.6   $   272.2
   Marketable securities...................................................................      105.7       152.8
   Receivables:
      Trade, net of allowance for doubtful accounts of $2.9 and $10.0, respectively........       11.4       140.5
      Other................................................................................        4.6        91.6
   Inventories.............................................................................       34.6       364.7
   Prepaid expenses and other current assets...............................................       41.8       134.2
                                                                                            -----------  ----------
        Total current assets...............................................................      243.7     1,156.0
Property, plant and equipment, net of accumulated depreciation of $140.4 and
   $1,094.7, respectively..................................................................      375.2     1,499.5
Timber and timberlands, net of accumulated depletion of $204.5 and $193.6, respectively....      227.3       235.1
Investments in and advances to unconsolidated affiliates...................................        7.6        70.9
Deferred income taxes......................................................................       82.4       109.6
Restricted cash, marketable securities and other investments...............................       63.6        98.5
Long-term receivables and other assets.....................................................      107.5       765.7
                                                                                            -----------  ----------
                                                                                            $  1,107.3   $ 3,935.3
                                                                                            ===========  ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable........................................................................ $     12.2   $   180.4
   Accrued interest........................................................................       26.0        66.1
   Accrued compensation and related benefits...............................................       14.0       168.3
   Other accrued liabilities...............................................................       27.6       248.6
   Payable to affiliates...................................................................          -        52.9
   Short-term borrowings and current maturities of long-term debt, excluding $2.6 and
      $2.3, respectively, of repurchased Timber Notes held in the SAR Account..............       30.5       217.2
                                                                                            -----------  ----------
        Total current liabilities..........................................................      110.3       933.5
Long-term debt, less current maturities and excluding $52.8 and $55.4, respectively, of
   repurchased Timber Notes held in the SAR Account........................................      982.3     1,706.8
Accrued postretirement medical benefits....................................................       10.3       652.4
Losses in excess of investment in Kaiser...................................................      516.2           -
Other noncurrent liabilities...............................................................       70.7       999.7
                                                                                            -----------  ----------
        Total liabilities..................................................................    1,689.8     4,292.4
                                                                                            -----------  ----------

Commitments and contingencies (see Note 16)

Minority interests.........................................................................          -       118.5

Stockholders' deficit:
   Preferred stock, $0.50 par value; $0.75 liquidation preference; 12,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible
      Preferred
      Stock; 669,235 shares issued; 668,390 shares outstanding.............................        0.3         0.3
   Common stock, $0.50 par value; 28,000,000 shares authorized;
      10,063,359 shares issued; 6,527,671 shares outstanding...............................        5.0         5.0
   Additional capital......................................................................      225.3       225.3
   Accumulated deficit.....................................................................     (608.2)     (524.2)
   Accumulated other comprehensive loss....................................................      (89.2)      (66.3)
    Treasury stock, at cost (shares held:  preferred - 845; common - 3,535,688) ...........     (115.7)     (115.7)
                                                                                            -----------  ----------
        Total stockholders' deficit........................................................     (582.5)     (475.6)
                                                                                            -----------  ----------
                                                                                            $  1,107.3   $ 3,935.3
                                                                                            ===========  ==========

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
             (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE INFORMATION)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                                2002         2001          2000
                                                                             -----------  -----------  ------------
Net sales:
   Forest products.........................................................  $    199.4   $    185.3   $     200.1
   Real estate.............................................................        48.9         69.1          47.2
   Racing..................................................................        30.8         31.1          30.9
   Aluminum................................................................       167.5      1,732.7       2,169.8
                                                                             -----------  -----------  ------------
                                                                                  446.6      2,018.2       2,448.0
                                                                             -----------  -----------  ------------
Cost and expenses:
   Cost of sales and operations:
      Forest products......................................................       136.5        170.3         157.4
      Real estate..........................................................        19.6         28.4          24.1
      Racing...............................................................        20.5         20.4          19.5
      Aluminum.............................................................       158.6      1,457.1       1,798.3
   Selling, general and administrative expenses............................        82.6        163.6         168.7
   Impairment of assets....................................................           -         19.9          51.2
   Depreciation, depletion and amortization................................        44.8        113.1          98.2
                                                                             -----------  -----------  ------------
                                                                                  462.6      1,972.8       2,317.4
                                                                             -----------  -----------  ------------

Operating income (loss):
   Forest products.........................................................        17.9        (27.5)          7.6
   Real estate.............................................................        (0.2)        10.9          (7.8)
   Racing..................................................................         0.4          0.9           2.1
   Aluminum................................................................       (23.6)        70.8         145.2
   Corporate...............................................................       (10.5)        (9.7)        (16.5)
                                                                             -----------  -----------  ------------
                                                                                  (16.0)        45.4         130.6
Other income (expense):
   Gains on sale of interest in QAL........................................           -        163.6             -
   Gains on sales of timberlands...........................................           -         16.7          60.0
   Investment, interest and other income (expense), net....................         9.8          1.0          62.7
   Interest expense........................................................       (88.9)      (182.9)       (185.9)
   Amortization of deferred financing costs................................        (3.9)        (7.8)         (7.1)
                                                                             -----------  -----------  ------------
Income (loss) before income taxes, minority interests and extraordinary
      items................................................................       (99.0)        36.0          60.3
Benefit (provision) for income taxes.......................................        11.7       (533.7)        (27.1)
Minority interests.........................................................         0.9         38.1          (3.2)
                                                                             -----------  -----------  ------------
Income (loss) before extraordinary items...................................       (86.4)      (459.6)         30.0
Extraordinary items:
   Gains on repurchases of debt, net of income tax provision of $1.3,
   $2.0 and $2.4, respectively.............................................         2.4          3.6           3.9
                                                                             -----------  -----------  ------------
Net income (loss)..........................................................  $    (84.0)  $   (456.0)  $      33.9
                                                                             ===========  ===========  ============

Basic earnings (loss) per common share:
   Income (loss) before extraordinary items................................  $   (13.23)  $   (69.83)  $      3.95
   Extraordinary items.....................................................        0.36         0.55          0.52
                                                                             -----------  -----------  ------------
   Net income (loss).......................................................  $   (12.87)  $   (69.28)  $      4.47
                                                                             ===========  ===========  ============

Diluted earnings (loss) per common and common equivalent share:
   Income (loss) before extraordinary items................................  $   (13.23)  $   (69.83)  $      3.95
   Extraordinary items.....................................................        0.36         0.55          0.52
                                                                             -----------  -----------  ------------
   Net income (loss).......................................................  $   (12.87)  $   (69.28)  $      4.47
                                                                             ===========  ===========  ============

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                       2002       2001       2000
                                                                                     ---------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)................................................................ $  (84.0)  $ (456.0)  $  33.9
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
      Depreciation, depletion and amortization......................................     44.8      113.1      98.2
      Non-cash impairments and restructuring charges................................        -       49.9      63.2
      Extraordinary gains on repurchases of debt, net...............................     (2.4)      (3.6)     (3.9)
      Gains on sales of assets......................................................     (4.7)    (189.9)   (111.9)
      Net losses (gains) on marketable securities...................................      3.1       (8.0)    (27.9)
      Minority interests............................................................     (0.9)     (38.1)      3.2
      Amortization of deferred financing costs and discounts on long-term debt......      3.9        7.8       7.1
      Equity in earnings (loss) of unconsolidated affiliates, net of dividends
        received....................................................................      1.2        0.8      18.7
      Other.........................................................................        -        7.0         -
      Increase (decrease) in cash resulting from changes in:
        Receivables.................................................................     25.6      228.1    (167.5)
        Inventories.................................................................     15.5       69.8     113.7
        Prepaid expenses and other assets...........................................     46.8       21.1      18.2
        Accounts payable............................................................     10.7      (36.2)    (29.1)
        Accrued and deferred income taxes...........................................     18.9      505.2       5.3
        Payable to affiliates and other accrued liabilities.........................    (48.6)     (49.0)     66.9
        Accrued interest............................................................      6.0       (4.1)     (2.3)
        Long-term assets and long-term liabilities..................................    (71.0)     (21.6)    (66.0)
        Other.......................................................................      1.6       12.3      19.0
                                                                                     ---------  ---------  --------
        Net cash provided by (used for) operating activities........................    (33.5)     208.6      38.8
                                                                                     ---------  ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from dispositions of property and investments.......................      6.5      191.6     252.2
   Net sales (purchases) of marketable securities and other investments.............     46.1      (99.4)     42.0
   Capital expenditures.............................................................   (111.3)    (333.3)   (288.3)
   Decrease in cash attributable to deconsolidation of Kaiser.......................   (130.4)         -         -
   Restricted cash withdrawals used to acquire timberlands..........................        -          -       0.8
   Other............................................................................      0.7        2.4       0.1
                                                                                     ---------  ---------  --------
        Net cash provided by (used for) investing activities........................   (188.4)    (238.7)      6.8
                                                                                     ---------  ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of long-term debt........................................     92.9      136.2      32.4
   Redemptions, repurchases of and principal payments on long-term debt.............   (105.4)    (131.1)    (44.6)
   Borrowings (repayments) under revolving and short-term credit facilities.........    (21.1)     (49.5)     62.2
   Incurrence of deferred financing costs...........................................     (1.5)      (5.4)     (2.5)
   Redemption of Kaiser preference stock............................................        -       (5.6)        -
   Restricted cash withdrawals, net.................................................     31.6        7.4       0.2
   Treasury stock purchases.........................................................        -       (2.9)    (12.8)
   Other............................................................................     (1.2)         -      (3.0)
                                                                                     ---------  ---------  --------
        Net cash provided by (used for) financing activities........................     (4.7)     (50.9)     31.9
                                                                                     ---------  ---------  --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................   (226.6)     (81.0)     77.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR......................................    272.2      353.2     275.7
                                                                                     ---------  ---------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR............................................ $   45.6   $  272.2   $ 353.2
                                                                                     =========  =========  ========

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   (IN MILLIONS, EXCEPT PER SHARE INFORMATION)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          -----------------------------------------
                                                                              2002          2001          2000
                                                                          ------------- ------------- -------------
PREFERRED STOCK ($.50 PAR)
   Balance at beginning and end of year.................................  $        0.3  $        0.3  $        0.3
                                                                          ============= ============= =============

COMMON STOCK ($.50 PAR)
   Balance at beginning and end of year.................................  $        5.0  $        5.0  $        5.0
                                                                          ============= ============= =============

ADDITIONAL CAPITAL
   Balance at beginning and end of year.................................  $      225.3  $      225.3  $      225.3
                                                                          ============= ============= =============

ACCUMULATED DEFICIT
   Balance at beginning of year.........................................  $     (524.2) $      (68.2) $     (102.1)
      Net income (loss).................................................         (84.0)       (456.0)         33.9
                                                                          ------------- ------------- -------------
   Balance at end of year...............................................  $     (608.2) $     (524.2) $      (68.2)
                                                                          ============= ============= =============

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Minimum pension liability adjustment.................................  $       (7.4) $     (103.5) $       (0.6)
      Applicable income taxes...........................................           3.0          38.4           0.2
   Unrealized gains (losses) on available-for-sale investments..........          (0.7)          0.5           1.0
      Applicable income taxes...........................................           0.3          (0.2)         (0.4)
   Cumulative effect of accounting change...............................             -           2.3             -
      Applicable income taxes...........................................             -          (0.5)            -
   Unrealized gains (losses) on derivatives.............................         (12.1)         52.5             -
      Applicable income taxes...........................................             -         (19.4)            -
   Reclassification for realized gains (losses) on derivatives..........          (6.0)        (16.7)            -
      Applicable income taxes...........................................             -           5.8             -
   Valuation allowance on deferred tax assets...........................             -         (25.0)            -
                                                                          ------------- ------------- -------------
   Other comprehensive income (loss)....................................         (22.9)        (65.8)          0.2
   Accumulated other comprehensive loss at beginning of year............         (66.3)         (0.5)         (0.7)
                                                                          ------------- ------------- -------------
   Accumulated other comprehensive loss at end of year..................  $      (89.2) $      (66.3) $       (0.5)
                                                                          ============= ============= =============

TREASURY STOCK
   Balance at beginning of year.........................................  $     (115.7) $     (112.8) $     (100.0)
      Treasury stock purchases..........................................             -          (2.9)        (12.8)
                                                                          ------------- ------------- -------------
   Balance at end of year...............................................  $     (115.7) $     (115.7) $     (112.8)
                                                                          ============= ============= =============

COMPREHENSIVE INCOME (LOSS)
   Net income (loss)....................................................  $      (84.0) $     (456.0) $       33.9
   Other comprehensive income (loss)....................................         (22.9)        (65.8)          0.2
                                                                          ------------- ------------- -------------
   Total comprehensive income (loss)....................................  $     (106.9) $     (521.8) $       34.1
                                                                          ============= ============= =============

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

      The Company
      The consolidated financial statements generally include the accounts of
MAXXAM Inc. and its majority and wholly owned subsidiaries. See, however,
"Deconsolidation of Kaiser" below. All references to the "COMPANY" include
MAXXAM Inc. and its majority owned and wholly owned subsidiaries, unless otherwise indicated or the context indicates otherwise. Intercompany balances and transactions have been eliminated. Investments in affiliates (20% to 50%
ownership) are accounted for using the equity method of accounting.

      The Company is a holding company and, as such, conducts substantially all of its operations through its subsidiaries. The Company operates in three principal industries:

o     Forest products, through MAXXAM Group Inc. ("MGI") and MGI's wholly owned subsidiaries, The Pacific Lumber Company ("PACIFIC LUMBER"), Scotia
      Pacific Company LLC ("SCOTIA LLC"), Salmon Creek LLC ("SALMON CREEK") and
      Britt Lumber Co., Inc. ("BRITT"). MGI operates in several principal aspects of the lumber industry - the growing and harvesting of redwood and
      Douglas-fir timber, the milling of logs into lumber and the manufacture of lumber into a variety of finished products. Housing, construction and remodeling are the principal markets for the Company's lumber products.
      Subsidiaries of MGI also own several commercial real estate properties, and these operations are reflected in the Real Estate segment's results.

o     Real estate investment and development, managed through its wholly owned subsidiary, MAXXAM Property Company ("MPC"). The Company, principally through wholly owned subsidiaries, is engaged in the business of residential and commercial real estate investment and development, primarily in Arizona, Puerto Rico, California, and Texas, including associated golf course or resort operations in certain locations.

o     Racing operations, through Sam Houston Race Park, Ltd. ("SHRP, LTD."), a
      Texas limited partnership, in which the Company owns a 100% interest.
      SHRP, Ltd. owns and operates a Class 1 pari-mutuel horse racing facility in the greater Houston metropolitan area and a pari-mutuel greyhound racing facility in Harlingen, Texas.

      In addition to the above, the Company owns approximately 62% of Kaiser
Aluminum Corporation ("KAISER"), an integrated aluminum producer. Results and activities for MAXXAM Inc. (excluding its subsidiaries) and for MAXXAM Group
Holdings Inc. ("MGHI") are not included in the above segments. MGHI owns 100% of
MGI and is a wholly owned subsidiary of the Company.

      Deconsolidation of Kaiser
      Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner. As discussed below, on February 12, 2002,
Kaiser and certain of its subsidiaries filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result, the Company discontinued
consolidating Kaiser's financial results beginning February 12, 2002, and the
Company began reporting its investment in Kaiser using the cost method, under which the investment is reflected as a single amount on the Company's balance sheet of $(516.2) million, and the recording of earnings or losses from Kaiser was discontinued after February 11, 2002.

      Through February 11, 2002, under generally accepted principles of consolidation, the Company had recognized losses in excess of its investment in
Kaiser of $516.2 million (adjusted from the previously reported amount of $498.2 million to reflect other comprehensive losses for the period from January 1,
2002, through February 11, 2002). Since Kaiser's results are no longer consolidated and the Company believes that it is not probable that it will be obligated to fund losses related to its investment in Kaiser, any adjustments reflected in Kaiser's financial statements subsequent to February 12, 2002
(relating to the recoverability and classification of recorded asset amounts and classification of liabilities or the effects on existing stockholders' deficit as well as adjustments made to Kaiser's financial information for loss contingencies and other matters), are not expected to affect the Company's financial results.

      As previously disclosed in its audited Consolidated Financial Statements for December 31, 2001, the Company expected it would reverse its losses in excess of its investment in Kaiser on February 12, 2002, and would recognize amounts previously reported as Other Comprehensive Income (a component of stockholders' deficit) in its income statement upon deconsolidation. However, subsequent to filing the Form 10-K for the year ended December 31, 2001, the
Company determined that it should not reverse the losses or recognize in earnings the other comprehensive losses related to Kaiser at the time deconsolidation occurred. The Company expects it will consider reversal of these losses when either: (1) Kaiser's bankruptcy is resolved and the amount of the
Company's remaining investment in Kaiser is determined or (2) the Company disposes of its shares of Kaiser common stock. Accordingly, these consolidated financial statements do not reflect any adjustments related to the deconsolidation of Kaiser other than presenting the Company's investment in
Kaiser using the cost method. When either of the events described above occurs, the Company will re- evaluate the appropriate accounting treatment of its investment in Kaiser based upon the facts and circumstances at such time. No assurances can be given that the Company's ownership interest in Kaiser will not be significantly diluted or cancelled as a result of a plan of reorganization applicable to Kaiser. See Note 4 for further discussion of the Company's investment in Kaiser.

      The following condensed pro forma financial data reflects the results of operations of the Company, excluding Kaiser, for the periods presented (in millions, except share data).

                                                                                    YEARS ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                                2002         2001          2000
                                                                             -----------  -----------  ------------

Net sales..................................................................  $    279.1   $    285.5   $     278.2
Costs and expenses.........................................................      (271.5)      (311.0)       (292.8)
                                                                             -----------  -----------  ------------
Operating income (loss)....................................................         7.6        (25.5)        (14.6)
Other income (expenses) - net..............................................        17.9         50.5         127.0
Interest expense...........................................................       (80.2)       (81.7)        (83.4)
                                                                             -----------  -----------  ------------
Income (loss) before income taxes, minority interests and
   extraordinary items.....................................................       (54.7)       (56.7)         29.0
Income tax benefit (provision).............................................        16.5         18.7         (15.5)
Minority interests.........................................................         0.3            -             -
                                                                             -----------  -----------  ------------
Income (loss) before extraordinary items...................................       (37.9)       (38.0)         13.5
Extraordinary items........................................................         2.4          3.6           3.9
                                                                             -----------  -----------  ------------
Net Income (loss)..........................................................  $    (35.5)  $    (34.4)  $      17.4
                                                                             ===========  ===========  ============

Net income (loss) per share:
   Basic...................................................................  $    (5.45)  $    (5.22)  $      2.30
   Diluted.................................................................       (5.45)       (5.22)         2.29

      The following condensed pro forma financial data reflects the deconsolidation of Kaiser, as of the dates presented (in millions).

                                                                                                DECEMBER 31,
                                                                                          -------------------------
                                                                                             2002          2001
                                                                                          -----------  ------------

Current assets..........................................................................  $    243.7   $     398.2
Property, plant, and equipment (net)....................................................       375.2         293.2
Investment in subsidiaries..............................................................         7.6           8.0
Other assets............................................................................       480.8         538.1
                                                                                          -----------  ------------
      Total assets......................................................................  $  1,107.3   $   1,237.5
                                                                                          ===========  ============

Current liabilities.....................................................................  $    110.3   $     133.8
Long-term debt, less current maturities.................................................       982.3       1,003.6
Other liabilities.......................................................................        81.0         125.5
Losses recognized in excess of investment in Kaiser.....................................       516.2         450.2
                                                                                          -----------  ------------
      Total liabilities.................................................................     1,689.8       1,713.1
Stockholders' deficit...................................................................      (582.5)       (475.6)
                                                                                          -----------  ------------
      Total liabilities and stockholders' deficit.......................................  $  1,107.3   $   1,237.5
                                                                                          ===========  ============

      Use of Estimates and Assumptions
      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during each period presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to filing the consolidated financial statements with the Securities and Exchange Commission. Adjustments made to estimates often relate to improved information not previously available. Uncertainties regarding such estimates and related assumptions are inherent in the preparation of the
Company's consolidated financial statements; accordingly, actual results could differ from these estimates.

      Risks and uncertainties are inherent with respect to the ultimate outcome of the litigation discussed in Note 16. The results of a resolution of such uncertainties could have a material effect on the Company's consolidated financial position, results of operations or liquidity. In addition, uncertainties related to the projection of future taxable income could affect the realization of the Company's deferred tax assets discussed in Note 12.
Estimates of future benefit payments used to measure the Company's pension and other postretirement benefit obligations discussed in Note 13 are subject to a number of assumptions about future experience, as are the estimated future cash flows projected in the evaluation of long-lived assets for possible impairment.
To the extent there are material differences between these estimates and actual results, the Company's financial statements or liquidity could be affected.

      Reclassifications
      Certain reclassifications have been made to prior years' consolidated financial statements to be consistent with the current year's presentation.

   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Timber Harvest and Other Long-Term Assets
      Direct costs associated with the preparation of timber harvesting plans
("THPS") are capitalized and reflected in prepaid expenses and other current assets on the balance sheet. These costs are expensed as the timber covered by the related THP is harvested. Costs associated with the preparation of the
Company's sustained yield plan ("SYP") and the Company's multi-species habitat conservation plan ("HCP") were capitalized and are reflected in long-term receivables and other assets. These costs are being amortized over 10 years.

      Timber and Timberlands
      Timber and timberlands are stated at cost, net of accumulated depletion.
Depletion is computed utilizing the units- of-production method based upon estimates of timber quantities. Periodically, the Company will review its depletion rates considering currently estimated merchantable timber and will adjust the depletion rates prospectively.

      In the second quarter of 2002, the Company completed a timber cruise which resulted in new and updated timber volume information (see also Note 16).
Accordingly, the Company revised its estimated depletion rates beginning April
1, 2002. The impact of the updated timber volume information on depletion expense for the year ended December 31, 2002, was not material.

      Concentrations of Credit Risk
      Cash equivalents and restricted marketable securities are invested primarily in short to medium-term investment grade debt instruments as well as other types of corporate and government debt obligations. The Company mitigates its concentration of credit risk with respect to these investments by generally purchasing investment grade products (ratings of A1/P1 short-term or at least
BBB/Baa3 long-term). No more than 5% is invested in the same issue. Unrestricted marketable securities are invested primarily in debt securities. Other unrestricted short-term investments consist of debt securities, corporate common stocks and option contracts. These investments are held in limited partnership interests, as well as other investment funds, managed by financial institutions.

      Revenue Recognition
      Revenues from the sale of logs, lumber products and by-products are recorded when the legal ownership and the risk of loss passes to the buyer, which is generally at the time of shipment.

      The Company recognizes income from land sales in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real
Estate" ("SFAS NO. 66"). In accordance with SFAS No. 66, certain real estate sales are accounted for under the percentage of completion method, under which income is recognized based on the estimated stage of completion of individual contracts. The unrecognized income associated with such sales has been recorded as deferred real estate sales and is reflected in other noncurrent liabilities on the balance sheet. Additionally, in certain circumstances the cost recovery or installment method is used whereby the gross profit associated with these transactions is deferred and recognized when appropriate. The unrecognized income associated with such sales is reflected as a reduction of long-term receivables and other assets in the balance sheet.

      The Company recognizes revenues from net pari-mutuel commissions received on live and simulcast horse and greyhound racing in the period in which the performance occurred. These revenues are net of certain payments determined in accordance with contractual and state regulatory requirements. The Company also receives revenues in the form of fees paid by other racetracks for the broadcast of the Company's live races to the offsite locations. Other sources of revenue include food and beverage sales, admission and parking fees, corporate sponsorships and advertising, club memberships, suite rentals and other miscellaneous items.

      Deferred Financing Costs
      Costs incurred to obtain debt financing are deferred and amortized on a straight-line basis over the estimated term of the related borrowing.

      Impairment of Long-Lived Assets
      Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows to be generated by those assets are less than the carrying amount. Impairment losses are also recorded for long-lived assets that are expected to be disposed of.

      Legal Contingencies
      The Company is currently involved in various claims and proceedings which are reviewed for potential financial exposure on a regular basis. If the potential loss from any claim or legal proceeding is considered probable and is reasonably estimable as of the balance sheet date, a liability is accrued. The
Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsel, the outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative developments, and other factors. See Note 16 for a description of the Company's material legal proceedings.

      Income Taxes
      Deferred income taxes are computed using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

      The Company records valuation allowances to reduce deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.
The Company considers future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. See Note 12 for further discussion of the Company's income taxes.

      Per Share Information
      Basic earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period, including the weighted average impact of any shares of common stock of the Company ("COMMON STOCK") issued and treasury stock acquired during the year from the date of issuance or repurchase and the dilutive effect of the Company's
Class A $0.05 Non-Cumulative Participating Convertible Preferred Stock (the
"CLASS A PREFERRED STOCK") which is convertible into Common Stock. Diluted earnings per share calculations also include the dilutive effect of common and preferred stock options.

                                                                             2002           2001          2000
                                                                         -------------   -----------   -----------
Weighted average shares outstanding:
   Common Stock.........................................................    6,527,671     6,581,979     6,910,358
   Effect of dilution:
      Class A Preferred Stock...........................................            -(1)          -(1)    668,510
                                                                         -------------   -----------   -----------
Weighted average number of common and common equivalent
    shares - Basic......................................................    6,527,671     6,581,979     7,578,868
   Effect of dilution:
      Stock options (1).................................................            -(1)          -(1)      1,568(2)
                                                                         -------------   -----------   -----------
Weighted average number of common and common equivalent
    shares - Diluted....................................................    6,527,671     6,581,979     7,580,436
                                                                         =============   ===========   ===========
------------------

(1)  The Company had a loss for the years ended December 31, 2002 and 2001; the
     Class A Preferred Stock and options were therefore not included in the computation of earnings per share for the period.
(2)  Options to purchase 483,575 shares of Common Stock outstanding during the year ended December 31, 2000, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Common Stock.

2.   NEW ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS NO. 143")
which addresses accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The Company is required to adopt SFAS No. 143 beginning on
January 1, 2003. In general, SFAS No. 143 requires the recognition of a liability resulting from anticipated asset retirement obligations, offset by an increase in the value of the associated productive asset for such anticipated costs. Over the life of the asset, depreciation expense is to include the ratable expensing of the retirement cost included with the asset value. The statement applies to all legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset, except for certain lease obligations. Excluded from this statement are obligations arising solely from a plan to dispose of a long-lived asset and obligations that result from the improper operation of an asset (i.e. certain types of environmental obligations). The Company does not expect the adoption of SFAS No. 143 to have a material impact on its future financial statements.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets" ("SFAS NO. 144") which sets forth new guidance for accounting and reporting for impairment or disposal of long-lived assets. The provisions of SFAS No. 144 were effective for the Company beginning on January 1, 2002. The new impairment and disposal rules did not result in the recognition of impairment losses in 2002 beyond those reported as of December 31, 2001 (see Note 3). In addition to the new guidance on impairments, SFAS No. 144 broadens the applicability of the provisions of
Accounting Principles Board Opinion 30, "Reporting the Results of
Operations-Reporting the Effects of Disposal of a Segment of a Business, and
Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB
OPINION 30") for the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Effective January 1, 2002, when the Company commits to a plan of sale of a component of an entity, such component will be presented as a discontinued operation if the operations and cash flows of the component will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. Although this provision will not affect the total amount reported for net income, the income statements for prior periods will be reclassified to report the results of operations of the component separately when a component of an entity is reported as a discontinued operation.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB
Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections" ("SFAS NO. 145") which, among other things, rescinds the previous guidance for debt extinguishments. SFAS No. 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. However, transactions would not be prohibited from extraordinary item classification if they meet the criteria in APB Opinion 30. Applying the provisions of APB Opinion
30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. This statement is effective for the
Company's fiscal year beginning January 1, 2003. The adoption of SFAS No. 145 will result in the reflection of the gains on repurchases of debt in investment, interest and other income rather than as an extraordinary item in the financial statements.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities" ("SFAS NO. 146"). This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for
Stock-Based Compensation" ("SFAS NO. 148") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting and Disclosure of
Stock-Based Compensation" ("SFAS NO. 123") to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.
The Company is not planning to adopt the fair value accounting model for stock-based compensation under SFAS No. 123.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's
Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after
December 31, 2002. The disclosure requirements of FIN 45 are effective for periods ending after December 15, 2002. The application of FIN 45 is not expected to have a material impact on the Company's financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of
Variable Interest Entities" ("FIN 46"). FIN 46 establishes criteria to identify and assess a company's interest in variable interest entities and for consolidating those entities. FIN 46 is currently effective for variable interest entities created or obtained after January 2003, and will be effective for all variable interest entities for interim periods beginning after June 15,
2003. The application of FIN 46 is not expected to require the consolidation by the Company of any additional entities.

3.    SEGMENT INFORMATION AND OTHER ITEMS

      REPORTABLE SEGMENTS
      As discussed in Note 1, the Company is a holding company with three reportable segments; its operations are organized and managed as distinct business units which offer different products and services and are managed separately through the Company's subsidiaries.

      The accounting policies of the segments are the same as those described in
Note 1. The Company evaluates segment performance based on net sales, operating income excluding depreciation, depletion and amortization, and income before income taxes and minority interests.

      Net sales and operating income (loss) for each reportable segment is presented in the Consolidated Statement of Operations. Operating income (loss)
for "Corporate" represents general and administrative expenses not directly attributable to the reportable segments. The amounts reflected in the
"Corporate" column also serve to reconcile the total of the reportable segments'
amounts to totals in the Company's consolidated financial statements.

      The following table presents financial information by reportable segment
(in millions).

                                                                                  Consol-
                                             Reportable Segments                  idated
                                         ---------------------------              Total                      Consol-
                              December    Forest     Real                        Excluding                   idated
                                31,      Products   Estate   Racing   Corporate  Aluminum    Aluminum (1)     Total
                             ---------   --------   -------  -------  ---------  ----------  ------------  ----------

Investment, interest and other
   income (expense), net....   2002      $   7.4    $  6.2   $    -   $    4.3   $    17.9   $      (8.1)   $    9.8
                               2001         11.3      12.5      0.1        9.9        33.8         (32.8)        1.0
                               2000         20.5      24.7        -       21.8        67.0          (4.3)       62.7

Interest expense............   2002         58.8      13.2        -        8.2        80.2          12.6        92.8
                               2001         60.1       8.6        -       13.0        81.7         109.0       190.7
                               2000         64.2       2.4        -       16.8        83.4         109.6       193.0

Depreciation, depletion and
   amortization.............   2002         22.8      10.4      1.6        0.3        35.1           9.7        44.8
                               2001         19.4       7.6      1.5        0.3        28.8          84.3       113.1
                               2000         19.7       5.5      1.4        0.6        27.2          71.0        98.2

Income (loss) before income
   taxes, minority interests
   and extraordinary items..   2002        (33.5)     (7.2)     0.4      (14.4)      (54.7)        (44.3)      (99.0)
                               2001        (59.6)     14.8      1.0      (12.8)      (56.6)         92.6        36.0
                               2000         23.9      14.5      2.1      (11.5)       29.0          31.3        60.3

Capital expenditures........   2002         12.2      93.6      0.6        0.1       106.5           4.8       111.3
                               2001         13.4     133.9      2.0        0.7       150.0         148.7       298.7
                               2000         14.0       6.9      4.5        1.0        26.4         296.5       322.9

Total assets................   2002        525.3     377.1     36.4      168.5     1,107.3             - (2) 1,107.3
                               2001        610.8     300.0     40.4      285.0     1,236.2       2,699.1     3,935.3

---------------------

(1)   For 2002, amounts attributable to the aluminum segment are for the period from January 1, 2002, through February 11, 2002.
(2)   As a result of the deconsolidation of Kaiser, the aluminum segment's balance sheet amounts are not included in the consolidated total as of
      December 31, 2002.

      OTHER ITEMS

      Forest Products
      During 2001, comprehensive external and internal reviews were conducted of
Pacific Lumber's business operations. These reviews were conducted in an effort to identify ways in which Pacific Lumber could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Pacific Lumber, among other things, closed two of its four sawmills, eliminated certain of its operations, including its soil amendment and concrete block activities, began utilizing more efficient harvesting methods and adopted certain other cost saving measures. Most of these changes were implemented by Pacific Lumber in the last quarter of 2001, or the first quarter of 2002. Pacific Lumber also ended its internal logging operations (which historically performed approximately half of its logging) as of March 31, 2002, and now relies exclusively on contract loggers. In connection with these changes, the Company in 2001 recorded a charge to operating costs of $2.2 million for impaired assets. Further actions may be taken during the next year as a result of Pacific Lumber's continuing evaluation process, and additional writedowns of certain assets may be required.

      As a result of the changes described above, Pacific Lumber identified machinery and equipment that it no longer needed for its current or future operations and in 2001 committed to a plan for disposal of these assets during
2002. During 2002, machinery and equipment with a carrying value of $2.2 million was sold, resulting in a gain of $1.0 million.

      A $2.6 million restructuring charge was recorded in 2001 reflecting cash termination benefits associated with the separation of approximately 305 employees as part of an involuntary termination plan. As of June 30, 2002, all of the affected employees had left Pacific Lumber, and the entire amount of the related liability had been paid.

      Additionally, the Company recorded an environmental remediation charge of
$3.4 million in 2001. The environmental accrual represents Pacific Lumber's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and
Pacific Lumber's assessment of the likely remediation actions to be taken.
Pacific Lumber incurred $0.5 million of costs related to this remediation liability during 2002. Based on management's best estimates given the current facts and circumstances, the remaining $2.9 million is expected to be incurred from 2003 through 2005.

      The forest products segment's income (loss) before income taxes and minority interests included pre-tax gains on the sale of a portion of the
Grizzly Creek grove of $16.7 million in November 2001, and $60.0 million on the sale of the Owl Creek grove in December 2000.

      Real Estate
      Investment, interest and other income (expense) for the real estate segment includes equity in earnings from real estate joint ventures of $2.5 million, $5.5 million and $7.9 million for the years ended December 31, 2002,
2001 and 2000, respectively. Investment, interest and other income (expense) for the real estate segment also includes $11.3 million related to the gain on the sale of a water utility in Arizona in 2000.

      Aluminum
      The aluminum segment's operating income (loss) for the period from January
1, 2002 to February 11, 2002, and the years ended December 31, 2001 and 2000, includes the impact of certain other items as shown in the following table (in millions). These items are included in cost of sales and operations and in impairment of assets in the Consolidated Statement of Operations.

                                                                            PERIOD FROM        YEARS ENDED DECEMBER 31,
                                                                         JANUARY 1, 2002, TO   ------------------------
                                                                         FEBRUARY 11, 2002       2001         2000
                                                                         -------------------  ---------   -------------
Net gains on power sales................................................   $          -       $  229.2      $    159.5
Restructuring charges...................................................           (1.3)         (35.2)           (9.4)
Contractual labor costs related to smelter curtailments.................              -          (12.7)              -
Labor settlement charge.................................................              -              -           (38.5)
Impairment charges:
   Washington smelters..................................................              -              -           (33.0)
   Charges associated with product line exits...........................              -              -           (18.2)
   Trentwood equipment..................................................              -          (17.7)              -
Gramercy related items:
   Incremental maintenance..............................................              -              -           (11.5)
   LIFO inventory charge................................................              -              -            (7.0)
                                                                         -------------------  ---------   -------------
                                                                           $       (1.3)      $  163.6      $     41.9
                                                                         ===================  =========   =============

      During 2001, Kaiser launched a performance improvement initiative. The program resulted in restructuring charges totaling $35.2 million which consisted of $17.9 million of employee benefit and related costs for elimination of approximately 355 salaried and hourly positions, an inventory charge of $5.6 million (see Note 7) and third party consulting costs of $11.7 million. As of
December 31, 2001, approximately 340 of the positions had been eliminated.
Approximately $7.7 million of the employee benefit and related costs were cash costs that had already been incurred or were incurred during the first quarter of 2002. The balance of the employee benefit and related costs represent increased pension and post-retirement medical costs that will be funded over longer periods.

      The 2000 restructuring charges were associated with Kaiser's primary aluminum and corporate business units. During 2000, these initiatives resulted in restructuring charges for employee benefit and other costs for the elimination of approximately 50 positions at Kaiser's Tacoma facility and approximately 50 positions due to consolidation or elimination of certain corporate staff functions. At December 31, 2001, the elimination of all positions associated with these initiatives had been completed.

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

      The impairment charges reflected in 2000 of $18.2 million associated with product line exits relate to the exit from the can body stock product line and the exit from a marginal product line within the engineered products operations.
The charges include $12.0 million in LIFO inventory charges and $6.2 million in charges to reduce the carrying amount of certain assets.

      The aluminum segment's income (loss) before income taxes and minority interests for the period from January 1, 2002 to February 11, 2002, and the years ended December 31, 2001 and 2000 includes the net impact of certain non-
recurring amounts included in investment, interest and other income (expense), net, as shown in the following table (in millions):

                                                                            PERIOD FROM      YEARS ENDED DECEMBER 31,
                                                                         JANUARY 1, 2002, TO ------------------------
                                                                         FEBRUARY 11, 2002      2001         2000
                                                                         ------------------- ---------- -------------

Asbestos-related charges.................................................  $         -       $   (57.2)   $   (43.0)
Gain on sale of real estate..............................................            -             6.9         22.0
Mark-to-market gains (losses)............................................         (0.4)           35.6         11.0
Adjustment to environmental liabilities..................................            -           (13.5)           -
Lease obligation adjustment..............................................            -               -         17.0
All other, net...........................................................          2.2            (2.8)           -
                                                                         ------------------- ---------- -------------
                                                                           $       1.8       $   (31.0)   $     7.0
                                                                         =================== ========== =============
      Product Sales
      The following table presents segment sales by primary products (in millions).

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2002        2001        2000
                                                                                ----------  ----------  -----------
Forest products:
   Lumber.....................................................................  $   170.4   $   152.2   $    175.3
   Other......................................................................       29.0        33.1         24.8
                                                                                ----------  ----------  -----------
      Total forest product sales..............................................  $   199.4   $   185.3   $    200.1
                                                                                ==========  ==========  ===========

Real estate:
   Real estate and development................................................  $    24.6   $    48.2   $     26.5
   Resort, commercial and other operations....................................       24.3        20.9         20.7
                                                                                ----------  ----------  -----------
      Total real estate sales.................................................  $    48.9   $    69.1   $     47.2
                                                                                ==========  ==========  ===========

Racing:
   Net pari-mutuel commissions................................................  $    20.6   $    20.5   $     20.3
   Other......................................................................       10.2        10.6         10.6
                                                                                ----------  ----------  -----------
      Total racing sales......................................................  $    30.8   $    31.1   $     30.9
                                                                                ==========  ==========  ===========

                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
                                                                               2001        2000
                                                                           ------------------------
Aluminum: (1)
   Bauxite and alumina...................................................  $   586.2    $   590.5
   Primary aluminum......................................................      362.7        806.0
   Flat-rolled products..................................................      308.0        521.0
   Engineered products...................................................      429.5        564.9
   Commodities marketing.................................................       22.9        (25.4)
   Minority interests and eliminations...................................       23.4       (287.2)
                                                                           ----------   ----------
      Total aluminum sales...............................................  $ 1,732.7    $ 2,169.8
                                                                           ==========   ==========
--------------------
(1)   As a result of the deconsolidation of Kaiser, amounts for the aluminum segment are not presented in this table for the period from January 1,
      2002, to February 11, 2002.

      Geographical Information
      In addition to locations in the United States, Kaiser's operations are located in several foreign countries, including Australia, Canada, Ghana,
Jamaica, and the United Kingdom. Foreign operations in general may be more vulnerable than domestic operations due to a variety of political and other risks. The Company's forest products, real estate and racing operations are located in the United States and Puerto Rico. Sales and transfers among geographic areas are made on a basis intended to reflect the market value of products. Long-lived assets include property, plant and equipment-net, timber and timberlands-net, real estate held for development and sale, and investments in and advances to unconsolidated affiliates. Geographical information for net sales, based on countries of origin, and long-lived assets follows (in millions):

                                                       UNITED                                  OTHER
                                       DECEMBER 31,    STATES       JAMAICA       GHANA       FOREIGN      TOTAL
                                       ------------  ----------- ------------- -----------  ----------  -----------

Net sales to unaffiliated customers (1)        2002  $    279.1  $          -  $        -   $       -   $    279.1
                                               2001     1,302.8         219.4       221.3       274.7      2,018.2
                                               2000     1,628.3         298.5       237.5       283.7      2,448.0

Long-lived assets (2)                          2002       680.7             -           -           -        680.7
                                               2001     1,417.7         303.8        83.3        58.8      1,863.6

--------------------
(1)   As a result of the deconsolidation of Kaiser, amounts for the aluminum segment are not presented in this table for the period from January 1,
      2002, to February 11, 2002.
(2)   As a result of the deconsolidation of Kaiser, the aluminum segment's balance sheet amounts are not included in the consolidated total as of
      December 31, 2002.

      Major Customers and Export Sales
      For the years ended December 31, 2002, 2001 and 2000, sales to any one customer did not exceed 10.0% of consolidated revenues. Export sales were less than 10.0% of total revenues in 2002, 2001 and 2001.

4.    INVESTMENT IN KAISER

      Reorganization Proceedings
      Kaiser, its principal operating subsidiary, Kaiser Aluminum & Chemical
Corporation ("KACC"), and 24 of KACC's wholly owned subsidiaries have filed separate voluntary petitions in the United States Bankruptcy Court for the
District of Delaware (the "BANKRUPTCY COURT") for reorganization under Chapter
11 of the United States Bankruptcy Code (the "CODE"). Kaiser, KACC and the 15
subsidiaries of KACC that filed petitions on February 12, 2002, are collectively referred to herein as the "ORIGINAL DEBTORS." The subsidiaries of
KACC that filed petitions in the first quarter of 2003, are collectively referred to herein as the "ADDITIONAL DEBTORS." The Original Debtors and the
Additional Debtors are collectively referred to as the "DEBTORS," and the
Chapter 11 proceedings of these entities are collectively referred to herein as the "CASES." For purposes of these financial statements, the term "FILING DATE"
shall mean, with respect to any particular Debtor, the date on which such Debtor filed its Case. The Cases are being jointly administered. The Debtors managing their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Bankruptcy Court.

      The necessity for filing the Cases by the Original Debtors was attributable to the liquidity and cash flow problems of Kaiser arising in late
2001 and early 2002. Kaiser was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11, 2001. In addition, Kaiser had become increasingly burdened by asbestos litigation and growing legacy obligations for retiree medical and pension costs. The confluence of these factors created the prospect of continuing operating losses and negative cash flow, resulting in lower credit ratings and an inability to access the capital markets.

      Kaiser has indicated that its objective in the Cases is to achieve the highest possible recoveries for all creditors and stockholders consistent with the Debtors' abilities to pay, and to continue the operation of its businesses.
However, there can be no assurance that the Debtors will be able to attain these objectives or achieve a successful reorganization. While valuation of the
Debtors' assets and pre-Filing Date claims at this stage of the Cases is subject to inherent uncertainties, Kaiser has indicated that the Debtors believe that it is likely that their liabilities will be found to exceed the fair value of their assets. The Debtors therefore believe that it is likely that pre-Filing Date claims will be paid at less than 100% of their face value and the equity of
Kaiser's stockholders, including the Company, will be diluted or cancelled.

      As provided by the Code, the Original Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date.
The Bankruptcy Court has subsequently approved extensions of the exclusivity period for all Debtors through April 30, 2003. Kaiser has related that additional extensions are likely to be sought. However, no assurance can be given that any future extension requests will be granted by the Bankruptcy
Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite number of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

      In March 2002, the Company filed a suit requesting the Bankruptcy Court to find that it has no further obligations to the Debtors under certain tax allocation agreements. The Company's suit was based on the assertion that the agreements are personal contracts and financial accommodations which cannot be assumed under the Code. Kaiser and the Company subsequently settled this suit, which settlement was approved by the Bankruptcy Court on February 24, 2003.
Pursuant to the settlement, the parties agreed to release each other from all present and future claims or obligations under the tax allocation agreements.
The Company had a reserve of $35.3 million related to the tax allocation agreements which was reversed in 2002 since this matter was resolved with no payment to Kaiser.

      On April 12, 2002, Kaiser filed a motion seeking an order of the
Bankruptcy Court prohibiting the Company (or MGHI), without first seeking
Bankruptcy Court relief, from making any disposition of its stock of Kaiser, including any sale, transfer, or exchange of such stock or treating any of its
Kaiser stock as worthless for federal income tax purposes. Kaiser indicated in its Bankruptcy Court filing that it was concerned that such a transaction could have the effect of depriving Kaiser of the ability to utilize the full value of its net operating losses, foreign tax credits and minimum tax credits. On July
22, 2002, the Company and MGHI agreed with Kaiser that they would not dispose of any of their Kaiser shares prior to a hearing on the April 12, 2002 motion. The parties also agreed that the Company (or MGHI) may upon 10 days written notice to Kaiser (a) request the Bankruptcy Court to hear the matter at a special hearing or (b) have the matter heard at one of Kaiser's scheduled monthly bankruptcy hearings.

      As of March 21, 2003 the Company owns 50,000,000 shares of the common stock of Kaiser. Kaiser's common stock is publicly traded on the OTC Bulletin
Board under the trading symbol "KLUCQ." The market value for the Kaiser Shares based on the price per share quoted at the close of business on March 21, 2003 was $2.5 million. There can be no assurance that such value would be realized should the Company dispose of its investment in the Kaiser shares.

      The financial information of Kaiser contained herein has been prepared in accordance with AICPA Statement of Position 90-7, "Financial Reporting by
Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), and on a
going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. However, as a result of the Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Since Kaiser's results are no longer consolidated with the Company's results, and the Company believes it is not probable that it will be obligated to fund losses related to its investment in Kaiser under principles of consolidation, any material uncertainties related to Kaiser are not expected to impact the Company's financial results.

      The following tables contain summarized financial information of Kaiser
(in millions).

                                                                                            DECEMBER 31,
                                                                                    ----------------------------
                                                                                        2002           2001
                                                                                    ------------   -------------

Current assets....................................................................  $     516.6    $      759.2
Investments in subsidiaries.......................................................         69.7            63.0
Property and equipment, net.......................................................      1,009.9         1,215.4
Other assets......................................................................        629.2           706.1
                                                                                    ------------   -------------
                                                                                    $   2,225.4    $    2,743.7
                                                                                    ============   =============

Current liabilities...............................................................  $     333.6    $      803.4
Other long-term liabilities.......................................................         86.9         1,562.1
Long-term debt....................................................................         42.7           700.8
Liabilities subject to compromise.................................................      2,726.0               -
Minority interests................................................................        121.8           118.5
Stockholders' deficit.............................................................     (1,085.6)         (441.1)
                                                                                    ------------   -------------
                                                                                    $   2,225.4    $    2,743.7
                                                                                    ============   =============

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------------
                                                                           2002             2001          2000
                                                                       -------------  ------------   --------------

Net sales............................................................  $    1,469.6   $   1,732.7    $     2,169.8
Costs and expenses:
   Operating costs and expenses......................................       1,624.4       1,831.4          2,072.4
   Non-recurring operating items.....................................         251.2        (163.6)           (41.9)
                                                                       -------------  ------------   --------------
Operating income.....................................................        (406.0)         64.9            139.3
Interest expense.....................................................         (20.7)       (109.0)          (109.6)
Other income (expense), net..........................................         (32.9)        130.8             (4.3)
Provision for income tax.............................................         (14.9)       (550.2)           (11.6)
Minority interests...................................................           5.8           4.1              3.0
                                                                       -------------  ------------   --------------
Net loss.............................................................  $     (468.7)  $    (459.4)   $        16.8
                                                                       =============  ============   ==============

5.    SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

      MOTEL SIX PROPERTIES
      In December 2002, Motel Assets Holdings LLC ("MOTEL ASSETS"), an indirect wholly owned subsidiary of the Company, acquired two business trusts which own a portfolio of sixteen motel properties located in ten different states. These properties secure certain non-recourse notes (the "MOTEL NOTES") with an outstanding principal balance of $49.4 million at December 31, 2002. Upon closing of the transaction, Motel Assets made a cash payment of $3.5 million.
The Motel Notes have an interest rate of 7.03% with a May 1, 2018, maturity date. Motel Assets acquired the properties subject to an existing lease agreement under which the properties are fully leased through April 2019, and under which all obligations are guaranteed by the parent company of the current tenant. Motel Assets is accounting for the lease as an operating lease. The
Motel Notes are secured by the lease, the properties, and an $11.2 million residual value insurance contract.

      COOPER CAMERON BUILDING
      In November 2002, Beltway Assets LLC ("BELTWAY ASSETS"), an indirect wholly owned subsidiary of the Company, acquired an office building located in
Houston, Texas, for a purchase price of $32.7 million. The transaction was financed with a cash payment of $3.0 million and proceeds of $29.7 million (net of $1.3 million of deferred financing costs) from the issuance of non-recourse notes which have an interest rate of 6.08% and a November 9, 2024 maturity date
(the "BELTWAY NOTES"). At the time of the acquisition, Beltway Assets simultaneously leased the property back to the seller for a period of 22 years.
Beltway Assets is accounting for the lease as an operating lease. The Beltway
Notes are secured by the building, the lease, and an $11.2 million residual value insurance contract.

      LAKEPOINTE PLAZA
      In June 2001, Lakepointe Assets Holdings LLC, a limited liability company, and its subsidiaries, all of which are wholly owned subsidiaries of Salmon Creek
("LAKEPOINTE ASSETS") acquired Lake Pointe Plaza, an office complex located in
Sugar Land, Texas, for a purchase price of $131.3 million. The transaction was financed with proceeds of $117.3 million, net of $5.2 million in deferred financing costs, from the issuance of non-recourse notes ($122.5 million principal amount with a final maturity date of June 8, 2021, and an interest rate of 7.56%; the "LAKEPOINTE NOTES"), and with a cash payment of $14.0 million. Lakepointe Assets acquired the property subject to two leases to existing tenants while simultaneously leasing a majority of the premises, representing all of the remaining space, to an affiliate of the seller. The office complex is fully leased for a period of 20 years under these three leases. Lakepointe Assets is accounting for these leases as operating leases.
The Lakepointe Notes are secured by the leases, Lake Pointe Plaza and a $60.0 million residual value insurance contract.

      TIMBERLAND TRANSACTIONS
      In December 2000, Scotia LLC sold the Owl Creek grove to California for
$67.0 million, resulting in a pre-tax gain of $60.0 million. In November 2001,
Pacific Lumber sold a portion of the Grizzly Creek grove to California for $19.8 million, resulting in a pre-tax gain of $16.7 million.

      SALE OF WATER UTILITY
      In October 2000, Chaparral City Water Company, a water utility company in
Arizona and a wholly owned subsidiary of MCO Properties Inc., a real estate subsidiary of the Company, was sold for $22.4 million, resulting in a pre-tax gain of approximately $11.3 million.

      KAISER'S ACQUISITIONS AND DISPOSITIONS
      In September 2001, Kaiser sold an approximate 8.3% interest in Queensland
Alumina Limited ("QAL") and recorded a pre-tax gain of approximately $163.6 million. The transaction reduced Kaiser's ownership percentage in QAL to 20%.
The total value of the transaction was approximately $189.0 million, consisting of a cash payment of approximately $159.0 million plus the purchaser's assumption of approximately $30.0 million of off-balance sheet QAL indebtedness guaranteed by Kaiser.

      In June 2001, KACC wrote-off its investment of $2.8 million in
MetalSpectrum, LLC, a start-up, e-commerce entity in which Kaiser was a founding partner (in 2000). MetalSpectrum ceased operations during the second quarter of
2001.

      During 2001, Kaiser sold certain non-operating real estate for net proceeds totaling approximately $7.9 million, resulting in a pre-tax gain of
$6.9 million (included in investment, interest and other income (expense), net;
see Note 3).

      During 2000, Kaiser sold (i) its Pleasanton, California, office complex, because the complex had become surplus to Kaiser's needs, for net proceeds of approximately $51.6 million, which resulted in a net pre-tax gain of $22.0 million (included in investment, interest and other income (expense), net; see
Note 3); (ii) certain non-operating properties, in the ordinary course of business, for total proceeds of approximately $12.0 million; and (iii) the
Micromill assets and technology for a nominal payment at closing and possible future payments based on subsequent performance and profitability of the
Micromill technology. The sale of the non-operating properties and Micromill assets did not have a material impact on Kaiser's 2000 operating results.

      In May 2000, Kaiser acquired the assets of a drawn tube aluminum fabricating operation in Chandler, Arizona. Total consideration for the acquisition was $16.1 million ($1.1 million of property, plant and equipment,
$2.8 million of accounts receivable, inventory and prepaid expense, and $12.2 million of goodwill).

6.    CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less. As of December 31, 2002 and 2001, carrying amounts of the Company's cash equivalents approximated fair value.

      The Company segregates its investments in marketable securities into
"held-to-maturity" (debt securities only), "available-for-sale securities," and
"trading securities" in accordance with SFAS No. 115 "Accounting for Certain
Investments in Debt and Equity Securities" ("SFAS NO. 115").

      Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.
Held-to-maturity securities are stated at amortized cost.

      Debt securities not classified as either held-to-maturity or trading securities and marketable equity securities not classified as trading securities are classified as available-for-sale. Available-for-sale securities are stated
at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income, a separate component of shareholders' equity.

      Trading securities are held for resale in anticipation of short-term market movements. Trading securities, consisting of debt and marketable equity securities, are stated at fair value. Gains and losses, both realized and unrealized, are included in investment, interest and other income (expense), net.

      The cost of securities sold is determined using the first-in, first-out method. The fair value of substantially all securities is determined by quoted market prices. The following is a summary of held-to-maturity and available-for-sale securities (in millions):

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             2002         2001
                                                                                          -----------  -----------

Held-to-maturity securities:
   Cost.................................................................................  $     26.3   $    11.9
   Estimated fair value.................................................................        26.7        11.9

Available-for-sale securities:
   Cost.................................................................................  $    111.9   $     71.5
   Estimated fair value.................................................................       113.9         72.4

      Investment, interest and other income (expense), net, includes gross realized gains and losses on sales of available- for-sale securities for each of the three years in the period ended December 31, 2002, as follows (in millions):

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2002        2001        2000
                                                                                ----------  ----------  -----------

Gross realized gains .........................................................  $     2.4   $     1.2   $      0.1
Gross realized losses.........................................................       (0.1)       (0.2)        (0.1)

      The net adjustment to unrealized holding gains (losses) on available-for-sale securities included as a separate component of shareholders'
equity totaled $(0.7) million, $0.5 million, and $1.0 million in 2002, 2001, and
2000, respectively.

      Available-for-sale securities generally consist of U.S. corporate debt securities, U.S. treasury obligations, and other debt securities with contractual maturities ranging from one year to five years. Held-to-maturity securities consist of U.S. government agency obligations with contractual maturities ranging from one year to five years.

      The Company discontinued its trading account during 2001. For the years ended December 31, 2001 and 2000, the change in net unrealized holding gains
(losses) on trading securities included in investment, interest and other income
(expense), net, was $(2.2) million and $1.6 million, respectively.

      RESTRICTED CASH, MARKETABLE SECURITIES AND OTHER INVESTMENTS
      Cash, marketable securities and other investments include the following amounts which are restricted (in millions):

                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               2002        2001
                                                                                            ----------  -----------
Current assets:
   Restricted cash and cash equivalents...................................................  $     9.9   $     42.8
                                                                                            ----------  -----------

   Marketable securities, restricted:
      Amounts held in SAR Account.........................................................       19.3         17.1
                                                                                            ----------  -----------

Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account............................................................      101.6        137.8
   Other amounts restricted under the Timber Notes Indenture..............................        2.6          2.8
   Other long-term restricted cash........................................................       10.7         10.9
   Less: Amounts attributable to Timber Notes held in SAR Account.........................      (51.3)       (53.0)
                                                                                            ----------  -----------
                                                                                                 63.6         98.5
                                                                                            ----------  -----------

Total restricted cash, marketable securities and other investments........................  $    92.8   $    158.4
                                                                                            ==========  ===========

      Amounts in the Scheduled Amortization Reserve Account ("SAR ACCOUNT") are
being held by the trustee under the indenture (the "TIMBER NOTES INDENTURE") to support principal payments on Scotia LLC's Class A-1, Class A-2 and Class A-3
Timber Collateralized Notes due 2028 (the "TIMBER NOTES"). See Note 11 for
further discussion on the SAR Account.

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

      OTHER INVESTMENTS
      Cash, marketable securities and other investments include interests in several limited partnerships which invest in diversified portfolios of common stocks and equity securities, in addition to exchange traded options, futures, forward foreign currency contracts, and other arbitrage opportunities. These investments are not consolidated, but are accounted for under the equity method.
The Company's ownership percentages in these partnerships range from 2.8% to
4.8% at December 31, 2002, and from 4.8% to 41.0% at December 31, 2001. The following table shows the Company's investment in these partnerships, including restricted amounts held in the SAR Account (in millions).

                                                                                                 December 31,
                                                                                        ------------------------------
                                                                                            2002             2001
                                                                                        -------------   --------------

   Restricted........................................................................   $       13.3    $        15.7
   Unrestricted......................................................................            5.6            135.5
                                                                                        -------------   --------------
                                                                                        $       18.9    $       151.2
                                                                                        =============   ==============

      Investment, interest and other income (expense), net, includes equity in earnings from the Company's investment in these partnerships for each of the three years in the period ended December 31, 2002, as follows (in millions):

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2002        2001        2000
                                                                                ----------  ----------  -----------

Equity in earnings from investments in partnerships ..........................  $     3.0   $     6.5   $     0.1
                                                                                ==========  ==========  ===========

7.    INVENTORIES

      Inventories are stated at the lower of cost or market. Cost for the forest products and aluminum operations inventories is primarily determined using the last-in, first-out ("LIFO") method. Inventory costs consist of material, labor and manufacturing overhead, including depreciation and depletion.

      Inventories consist of the following (in millions):

                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 2002       2001
                                                                                               ---------  ---------
Forest products operations:
   Lumber..................................................................................... $   22.2   $   29.3
   Logs.......................................................................................     12.4       22.1
                                                                                               ---------  ---------
                                                                                                   34.6       51.4
                                                                                               ---------  ---------
Aluminum operations:(1)
   Finished fabricated products...............................................................        -       30.4
   Primary aluminum and work in process.......................................................        -      108.3
   Bauxite and alumina........................................................................        -       77.7
   Operating supplies and repair and maintenance parts........................................        -       96.9
                                                                                               ---------  ---------
                                                                                                      -      313.3
                                                                                               ---------  ---------
                                                                                               $   34.6   $  364.7
                                                                                               =========  =========
--------------------

(1)   As a result of the deconsolidation of Kaiser, inventory amounts for Kaiser are not included in the consolidated total as of December 31, 2002.

      Forest Products' inventories at December 31, 2001, have been reduced by a
$1.6 million charge (in cost of sales and operations - Forest Products) due to a decline in current market prices below the cost of such inventory.

      Kaiser's inventories at December 31, 2001, have been reduced by (i) a $5.6 million charge (in cost of sales and operations - Aluminum) to write-down certain excess operating supplies and repair and maintenance parts, and (ii)
$8.2 million of LIFO inventory charges (in cost of sales and operations -
Aluminum) due to reductions of inventory volumes in inventory layers with higher costs than current market prices.

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

                                                                         ESTIMATED USEFUL        DECEMBER 31,
                                                                                            -----------------------
                                                                               LIVES         2002 (1)      2001
                                                                         -----------------  ----------  -----------

Land and improvements...................................................     5 - 30 years   $   123.3   $    228.8
Buildings...............................................................     5 - 45 years       257.1        395.8
Machinery and equipment.................................................     3 - 15 years       127.9      1,918.6
Construction in progress................................................                          7.3         51.0
                                                                                            ----------  -----------
                                                                                                515.6      2,594.2
Less:  accumulated depreciation.........................................                       (140.4)    (1,094.7)
                                                                                            ----------  -----------
                                                                                            $   375.2   $  1,499.5
                                                                                            ==========  ===========

--------------------
(1)   As a result of the deconsolidation of Kaiser, property, plant and equipment for the aluminum segment is not included in the consolidated total as of December 31, 2002.

      Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $31.7 million, $103.9 million, and $88.8 million, respectively.

      As discussed in Note 3, the Company recorded a charge of $2.2 million for asset impairments related to Forest Products operations in 2001.

      As a result of the decision to exit certain product lines used in the beverage and automotive markets, Kaiser recorded an impairment charge of approximately $17.7 million in 2001.

      During 2000, Kaiser evaluated the recoverability of the approximate $200.0 million carrying value of its Washington smelters. This evaluation was a result of the change in the economic environment of the Pacific Northwest associated with reduced power availability and higher power costs for Kaiser's Washington smelters under the terms of a new contract which started in October 2001. Kaiser determined that the expected future undiscounted cash flows of the Washington smelters were below their carrying value. Accordingly, during 2000, Kaiser adjusted the carrying value of its Washington smelting assets to their estimated fair value, which resulted in a non-cash impairment charge of approximately
$33.0 million. The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved.

9.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES

      FIREROCK, LLC
      A subsidiary of the Company and Westbrook Firerock, LLC, each hold a 50%
interest in a joint venture which develops and manages a real estate project in
Arizona ("FIREROCK, LLC"). Selected financial information for the FireRock, LLC joint venture is as follows (in millions):

                                                                            DECEMBER 31,
                                                                     ---------------------------
                                                                         2002          2001
                                                                     ------------  -------------
Assets.............................................................  $      33.0   $       37.6
Liabilities........................................................         17.1           21.0
Equity.............................................................         15.9           16.6

                                                               YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                         2002             2001          2000
                                                     -------------  -------------  --------------
Net income........................................   $        4.2   $       10.1   $         9.7
                                                     =============  =============  ==============

      SUNRIDGE CANYON LLC
      A subsidiary of the Company and SunCor Development Company each hold a 50%
interest in a joint venture which develops and manages a real estate project in
Arizona ("SUNRIDGE CANYON LLC"). Selected financial information for the Sunridge
Canyon LLC joint venture is as follows (in millions):

                                                                             DECEMBER 31,
                                                                     ----------------------------
                                                                         2002           2001
                                                                     ------------  --------------

Assets............................................................   $       9.4   $        10.5
Liabilities.......................................................           8.2             8.3
Equity............................................................           1.2             2.2

                                                               YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                         2002              2001         2000
                                                     -------------   ------------  --------------
Net income (loss)..................................  $       (0.4)   $      (0.2)  $         1.3
                                                     =============   ============  ==============

10.     SHORT-TERM BORROWINGS

      During 2002 and 2001, the Company had average short-term borrowings outstanding of $6.8 million and $19.9 million, respectively, under the credit facilities described below. The weighted average interest rate for these facilities during 2002 and 2001 was 4.7% and 7.1%, respectively.

      PACIFIC LUMBER CREDIT AGREEMENT
      At December 31, 2002, $15.1 million of letters of credit and no borrowings were outstanding under Pacific Lumber's revolving credit agreement (the "PACIFIC
LUMBER CREDIT AGREEMENT"). Unused availability was limited to $14.7 million at
December 31, 2002. On October 28, 2002, a new credit agreement was entered into which extended the maturity date of the Pacific Lumber Credit Agreement from
August 14, 2003, to August 13, 2004, reduced the facility commitment amount from
$50.0 million to $45.0 million, and allowed for syndication of the facility.

      SCOTIA LLC LINE OF CREDIT
      Pursuant to certain liquidity requirements under the Timber Notes
Indenture, Scotia LLC has entered into an agreement (the "SCOTIA LLC LINE OF
CREDIT") with a group of banks pursuant to which Scotia LLC may borrow to pay interest on the Timber Notes. The maximum amount Scotia LLC may borrow is equal to one year's interest on the aggregate outstanding principal balance of the
Timber Notes (the "REQUIRED LIQUIDITY AMOUNT"). At December 31, 2002, the
Required Liquidity Amount was $59.8 million. On May 31, 2002, the Scotia LLC
Line of Credit was extended for an additional year to July 11, 2003. Annually,
Scotia LLC will request that the banks extend the Scotia LLC Line of Credit for a period of not less than 364 days. If not extended, Scotia LLC may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the Aggregate Minimum Principal Amortization Amount, as
defined, then due), commencing approximately two and one-half years following the date of the draw. Borrowings under the Scotia LLC Line of Credit generally bear interest at the Base Rate (as defined in the agreement) plus 0.25% or at a one month up to six month LIBOR rate plus 1.0% at any time the borrowings have not been continually outstanding for more than six months. As of December 31,
2002, Scotia LLC had no borrowings outstanding under the Scotia LLC Line of
Credit.

      MAXXAM LOAN AGREEMENT (the "CUSTODIAL TRUST AGREEMENT")
      The Company repaid $7.7 million of borrowings outstanding under the
Custodial Trust Agreement on October 22, 2001, the maturity date. The Company did not renew this short-term borrowing facility.

11.   LONG-TERM DEBT

      Long-term debt consists of the following (in millions):

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            2002          2001
                                                                                        ------------- ------------

12% MGHI Notes due August 1, 2003.....................................................  $          -  $      88.2
6.55% Scotia LLC Class A-1 Timber Notes due July 20, 2028.............................         103.2        120.3
7.11% Scotia LLC Class A-2 Timber Notes due July 20, 2028.............................         243.2        243.2
7.71% Scotia LLC Class A-3 Timber Notes due July 20, 2028.............................         463.3        463.3
7.56% Lakepointe Notes due June 8, 2021...............................................         119.5        121.7
7.03% Motel Notes due May 1, 2018.....................................................          49.4            -
6.08% Beltway Notes due November 9, 2024..............................................          30.9            -
7.12% Palmas Country Club Notes due December 20, 2030.................................          30.0         30.0
Other notes and contracts, primarily secured by receivables, buildings, real estate
   and equipment......................................................................          28.7         22.4
                                                                                        ------------- ------------
                                                                                             1,068.2      1,089.1
Aluminum segment debt (1):
   97/8% KACC Senior Notes due February 15, 2002......................................             -        172.8
   107/8% KACC Senior Notes due October 15, 2006......................................             -        225.4
   12 3/4% KACC Senior Subordinated Notes due February 1, 2003........................             -        400.0
   Alpart CARIFA Loans................................................................             -         22.0
   Other aluminum operations debt.....................................................             -         54.1
                                                                                        ------------- ------------
                                                                                             1,068.2      1,963.4
      Less: current maturities........................................................         (30.5)      (198.9)
           Timber Notes held in SAR Account...........................................         (55.4)       (57.7)
                                                                                        ------------- ------------
                                                                                        $      982.3  $   1,706.8
                                                                                        ============= ============
-------------------------

(1)   As a result of the deconsolidation of Kaiser, the aluminum segment long-term debt amounts are not included in the consolidated total as of
      December 31, 2002.

      The amount attributable to the Timber Notes held in the SAR Account of
$51.3 million reflected in Note 6 above represents the amount paid to acquire
$55.4 million principal amount of Timber Notes.

      The Company's publicly traded debt issues are thinly traded financial instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market. The fair value of publicly traded debt is determined based on quoted market prices. The fair value of debt which is not publicly traded is estimated using cash flows discounted at current borrowing rates. At December 31, 2002, the estimated fair value of the Company's current and long-term debt was $791.3 million. As the fair value of substantially all of Kaiser's outstanding indebtedness will be determined as part of a plan of reorganization, no estimate of the fair value of Kaiser's financial instruments at December 31, 2001, was made. At December 31, 2001, the estimated fair value of current and long-term debt, excluding Kaiser indebtedness, was $1,009.0 million.

      12% MGHI SENIOR SECURED NOTES DUE 2003 (the "MGHI NOTES")
      During the year ended December 31, 2002, the Company repurchased $56.6 million principal amount of MGHI Notes, resulting in an extraordinary gain of
$2.4 million (net of tax). The remaining $31.6 million principal amount of the
MGHI Notes was redeemed on December 3, 2002.

      SCOTIA LLC TIMBER NOTES
      Scotia LLC issued $867.2 million aggregate principal amount of Timber
Notes on July 20, 1998. The Timber Notes and the Scotia LLC Line of Credit are
secured by a lien on (i) Scotia LLC's timber, timberlands and timber rights and
(ii) substantially all of Scotia LLC's other property. The Timber Notes
Indenture permits Scotia LLC to have outstanding up to $75.0 million of non-recourse indebtedness to acquire additional timberlands and to issue additional timber notes provided certain conditions are met (including repayment or redemption of the remaining $103.2 million of Class A-1 Timber Notes).

      The Timber Notes were structured to link, to the extent of cash available, the deemed depletion of Scotia LLC's timber (through the harvest and sale of logs) to the required amortization of the Timber Notes. The required amount of amortization on any Timber Notes payment date is determined by various mathematical formulas set forth in the Timber Notes Indenture. Principal and interest are payable semi-annually, generally on January 20 and July 20 of each year. The minimum amount of principal which Scotia LLC must pay (on a cumulative basis and subject to available cash) through any Timber Notes payment date is referred to as Minimum Principal Amortization. If the Timber Notes were amortized in accordance with Minimum Principal Amortization, the final installment of principal would be paid on July 20, 2028. The minimum amount of principal which Scotia LLC must pay (on a cumulative basis) through any Timber
Notes payment date in order to avoid payment of prepayment or deficiency premiums is referred to as "SCHEDULED AMORTIZATION." If all payments of principal are made in accordance with Scheduled Amortization, the payment date on which Scotia LLC will pay the final installment of principal is January 20,
2014. Such final installment would include a single bullet principal payment of
$463.3 million related to the Class A-3 Timber Notes.

      In November 1999, $169.0 million of funds from the sale of 5,600 acres of timberlands (the "HEADWATERS TIMBERLANDS") were contributed to Scotia LLC and set aside in the SAR Account. Amounts in the SAR Account are part of the collateral securing the Timber Notes and will be used to make principal payments to the extent that other available amounts are insufficient to pay Scheduled
Amortization on the Class A-1 and Class A-2 Timber Notes. In addition, during the six years beginning January 20, 2014, any amounts in the SAR Account will be used to amortize the Class A-3 Timber Notes as set forth in the Timber Notes
Indenture, as amended. Funds may from time to time be released to Scotia LLC from the SAR Account if the amount in the account at that time exceeds the
Required Scheduled Amortization Reserve Balance (as defined and set forth in the
Timber Notes Indenture). If the balance in the SAR Account falls below the
Required Scheduled Amortization Reserve Balance, up to 50% of any Remaining
Funds (funds that could otherwise be released to Scotia LLC free of the lien securing the Timber Notes) is required to be used on each monthly deposit date to replenish the SAR Account.

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

      On the note payment date in July 2002, Scotia LLC had $15.1 million set aside in the note payment account and borrowed $13.0 million (net of $0.9 million borrowed in respect of Timber Notes held by Scotia LLC) from the Scotia
LLC Line of Credit to pay the $28.1 million of interest due. Scotia LLC repaid
$3.2 million of principal on the Timber Notes (an amount equal to Scheduled
Amortization) using funds held in the SAR Account.

      On the note payment date for the Timber Notes in January 2003, Scotia LLC had $5.6 million set aside in the note payment account to pay the $27.9 million of interest due. Scotia LLC used $22.3 million (net of $1.6 million borrowed in respect of Timber Notes held in the SAR Account) of the funds from the Scotia
LLC Line of Credit to pay the remaining amount of interest due. Scotia LLC repaid $12.1 million of principal on the Timber Notes, an amount equal to
Scheduled Amortization, using funds held in the SAR Account.

      LAKEPOINTE NOTES
      In June 2001, the purchase of Lake Pointe Plaza was financed with proceeds from the issuance of the Lakepointe Notes (see Note 5). The Lakepointe Notes
consist of $122.5 principal amount of 7.56% notes due June 8, 2021. The
Lakepointe Notes are secured by the Lake Pointe Plaza operating leases, Lake
Pointe Plaza and a $60.0 million residual value insurance contract.

      MOTEL NOTES
      In December 2002, Motel Assets acquired two business trusts which owned sixteen motel properties and which properties secured the Motel Notes (see Note
5). The Motel Notes consist of $49.4 principal amount of 7.03% notes due May 1,
2018. The Motel Notes are also secured by the lease of the properties, and an
$11.2 million residual value insurance contract.

      BELTWAY NOTES
      In November 2002, Beltway Assets financed the purchase of an office building located in Houston, Texas, with proceeds from the Beltway Notes (see
Note 5). The Beltway Notes consist of $30.9 principal amount of 6.08% notes due
November 9, 2004. The Beltway Notes are secured by the lease, the building, and an $11.2 million residual value insurance contract.

      PALMAS COUNTRY CLUB, INC. NOTES
      In October 2000, Palmas Country Club, Inc., which owns two golf courses and other related assets, financed the construction and refurbishment of these assets with $30.0 million principal amount of 7.12% notes due December 20, 2030
(the "PALMAS COUNTRY CLUB NOTES"). The Palmas Country Club Notes are secured by the country club assets and a letter of credit.

      MATURITIES
      Scheduled maturities of long-term debt outstanding at December 31, 2002, are as follows (in millions):

                                                                  YEARS ENDING DECEMBER 31,
                                         --------------------------------------------------------------------------
                                            2003        2004        2005         2006         2007      THEREAFTER
                                         ----------  ----------- -----------  -----------  -----------  -----------

Timber Notes............................ $    16.7   $     19.2  $     21.7   $     25.3   $     28.3   $    643.1
Lakepointe Notes........................       2.3          1.4         1.0          1.3          1.7        111.8
Motel Notes.............................       0.9          1.2         1.3          1.3          1.4         43.3
Beltway Notes...........................       0.5          0.6         0.6          0.6          0.7         27.9
Palmas Country Club Notes...............         -          0.4         0.4          0.4          0.4         28.4
Other...................................      10.1          7.7         6.1          0.6          0.4          3.8
                                         ----------  ----------- -----------  -----------  -----------  -----------
                                         $    30.5   $     30.5  $     31.1   $     29.5   $     32.9   $    858.3
                                         ==========  =========== ===========  ===========  ===========  ===========

      CAPITALIZED INTEREST
      Interest capitalized during the years ended December 31, 2002, 2001 and
2000 was $0.9 million, $4.0 million and $7.0 million, respectively.

      LOAN COVENANTS
      Certain debt instruments restrict the ability of the Company's subsidiaries to transfer assets, make loans and advances or pay dividends to the Company, and maintain a minimum net worth.

12.   INCOME TAXES

      The Company files consolidated federal income tax returns together with its domestic subsidiaries, other than Kaiser and its subsidiaries. Kaiser and its domestic subsidiaries are members of a separate consolidated return group that files its own consolidated federal income tax returns.

      Income (loss) before income taxes, minority interests and extraordinary items by geographic area is as follows (in millions):

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2002        2001        2000
                                                                                ----------  ----------  -----------

Domestic......................................................................  $  (101.5)  $  (167.7)  $    (44.2)
Foreign.......................................................................        2.5       203.7        104.5
                                                                                ----------  ----------  -----------
                                                                                $   (99.0)  $    36.0   $     60.3
                                                                                ==========  ==========  ===========

      Income taxes are classified as either domestic or foreign based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is subject to domestic income taxes.

      The (provision) benefit for income taxes on income before income taxes, minority interests and extraordinary items consists of the following (in millions):

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2002        2001        2000
                                                                                ----------  ----------  -----------
Current:
   Federal....................................................................  $       -   $    (1.1)  $     (1.8)
   State and local............................................................       (0.1)       (0.2)        (0.2)
   Foreign....................................................................       (4.5)      (40.6)       (35.3)
                                                                                ----------  ----------  -----------
                                                                                     (4.6)      (41.9)       (37.3)
                                                                                ----------  ----------  -----------
Deferred:
   Federal....................................................................        5.9      (466.9)        25.7
   State and local............................................................       10.4       (25.4)        (6.6)
   Foreign....................................................................          -         0.5         (8.9)
                                                                                ----------  ----------  -----------
                                                                                     16.3      (491.8)        10.2
                                                                                ----------  ----------  -----------
                                                                                $    11.7   $  (533.7)  $    (27.1)
                                                                                ==========  ==========  ===========
      A reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes, minority interests and extraordinary items is as follows (in millions):

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2002        2001        2000
                                                                                ----------  ----------  -----------
Income (loss) before income taxes, minority interests and extraordinary
   items......................................................................  $   (99.0)  $    36.0   $     60.3
                                                                                ==========  ==========  ===========

Amount of federal income tax (provision) benefit based upon the statutory
   rate.......................................................................  $    34.7   $   (12.6)  $    (21.1)
Changes in valuation allowances and revision of prior years' tax estimates ...      (23.9)     (515.2)        (2.3)
Percentage depletion..........................................................          -         4.9          3.0
Foreign taxes, net of federal tax benefit.....................................       (4.5)       (9.6)        (3.2)
State and local taxes, net of federal tax effect..............................        8.1        (0.3)        (3.2)
Adjustments due to deconsolidation of Kaiser..................................       (3.1)          -            -
Other.........................................................................        0.4        (0.9)        (0.3)
                                                                                ----------  ----------  -----------
                                                                                $    11.7   $  (533.7)  $    (27.1)
                                                                                ==========  ==========  ===========

      Changes in valuation allowances and revision of prior years' tax estimates, as shown in the table above, include changes in valuation allowances with respect to deferred income tax assets, amounts for the reversal of reserves which the Company no longer believes are necessary, and other changes in prior years' tax estimates. Changes in valuation allowances and revision of prior years' tax estimates includes $15.8 million and $530.4 million for 2002 and
2001, respectively, which are attributable to additional valuation allowances on
Kaiser's loss and credit carryforwards (see "--Kaiser's Income Taxes" below).
Changes in valuation allowances for 2002 also include $48.3 million related to valuation allowances on the Company's loss and credit carryforwards as discussed after the following table. Other accrued taxes of $35.3 million were reversed in connection with the resolution of certain matters under the tax sharing agreement with Kaiser (see "--Kaiser's Income Taxes" below). Generally, the other reversal of reserves relates to the expiration of the relevant statute of limitations with respect to certain income tax returns or the resolution of specific income tax matters with the relevant tax authorities.

      The components of the Company's net deferred income tax assets
(liabilities) are as follows (in millions):

                                                                                               DECEMBER 31,
                                                                                        ---------------------------
                                                                                            2002          2001
                                                                                        ------------- -------------
Deferred income tax assets:
   Postretirement benefits other than pensions......................................... $        4.5  $      268.8
   Loss and credit carryforwards.......................................................        146.7         314.9
   Other liabilities...................................................................         34.1         341.0
   Costs capitalized only for tax purposes.............................................            -          53.0
   Real estate.........................................................................         18.7          21.2
   Timber and timberlands..............................................................         23.5          23.8
   Other...............................................................................         29.9          32.2
   Valuation allowances................................................................        (64.4)       (669.1)
                                                                                        ------------- -------------
      Total deferred income tax assets, net............................................        193.0         385.8
                                                                                        ------------- -------------
Deferred income tax liabilities:
   Property, plant and equipment.......................................................        (61.6)       (155.1)
   Deferred gains on sales of timber and timberlands...................................        (32.7)       (111.0)
   Other...............................................................................        (14.9)        (57.4)
                                                                                        ------------- -------------
      Total deferred income tax liabilities............................................       (109.2)       (323.5)
                                                                                        ------------- -------------
Net deferred income tax assets......................................................... $       83.8  $       62.3
                                                                                        ============= =============

      The Company evaluated all appropriate factors in determining the realizability of the $146.7 million in deferred tax assets attributable to loss and credit carryforwards. These factors included any limitations on the use of loss and credit carryforwards, results of operations for 2002 and prior years, the reversal of deferred gains, other temporary differences, the year the carryforwards expire and the levels of taxable income necessary for utilization.
The Company also considered the potential recognition of the deferred gains on sales of timber and timberlands. Based on this evaluation, the Company provided valuation allowances of $48.3 million in 2002 in addition to $9.6 million provided in prior years. With respect to the $88.8 million of deferred tax assets attributable to loss and credit carryforwards for which a valuation allowance has not been provided, the Company believes that it is more likely than not that it will realize the benefit for these carryforwards.

      The net deferred income tax assets in the above table do not include any potential tax benefit attributable to the Company's investment in its Kaiser shares. For federal tax purposes, the Company's basis is estimated to be $379.3 million (as compared to $(516.2) million reflected in these financial statements) which would result in a federal tax benefit at current federal statutory income tax rates of approximately $132.8 million. Should the Company dispose of its investment in Kaiser or should the Company's investment in Kaiser be determined to be worthless, the Company can give no assurances that any tax benefit could be realized from the losses due to limitations imposed under the
Internal Revenue Code relating to capital losses.

      As of December 31, 2002 and 2001, $8.9 million and $10.6 million, respectively, of the net deferred income tax assets listed above are included in prepaid expenses and other current assets. Certain other portions of the deferred income tax liabilities listed above are included in other accrued liabilities and other noncurrent liabilities.

      The following table presents the estimated tax attributes for federal income tax purposes at December 31, 2002, attributable to the Company (in millions). The utilization of certain of these tax attributes is subject to limitations.

                                                                                                        EXPIRING
                                                                                                       -----------
Regular tax attribute carryforwards:
   Current year net operating loss........................................................  $   50.7         2022
   Prior year net operating losses........................................................     326.0    2003-2021
   Alternative minimum tax credits........................................................       1.8   Indefinite

Alternative minimum tax attribute carryforwards:
   Current year net operating loss........................................................  $   51.9         2022
   Prior year net operating losses........................................................     334.7    2003-2021

      KAISER'S INCOME TAXES
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

      In light of the Cases, Kaiser provided additional valuation allowances of
$530.4 million in 2001, of which $505.4 million was recorded in provision for income taxes in the Consolidated Statement of Operations, and $25.0 million was recorded in other comprehensive income (loss) in the Consolidated Balance Sheet.
The additional valuation allowances were provided as Kaiser no longer believes that the "more likely than not" recognition criteria are appropriate given a combination of factors including: (a) the expiration date of its loss and credit carryforwards; (b) the possibility that all or a substantial portion of the loss and credit carryforwards and the tax basis of assets could be reduced to the extent cancellation of indebtedness occurs as a part of a reorganization plan;
(c) the possibility that all or a substantial portion of the loss and credit carryforwards could become limited if a change of ownership occurs as a result of the Debtors' reorganization; and (d) due to updated expectations regarding near-term taxable income. In prior periods, Kaiser had concluded that a substantial portion of these items would more likely than not be realized (to the extent not covered by valuation allowances) based on the cyclical nature of its business, its history of operating earnings, and its then-existing expectations for future years.

      Kaiser and its domestic subsidiaries are members of a separate consolidated return group which files its own consolidated federal income tax return. During the period from October 28, 1988, through June 30, 1993, Kaiser and its domestic subsidiaries were included in the consolidated federal income tax returns of the Company. The tax allocation agreements of Kaiser and KACC with the Company terminated pursuant to their terms, effective for taxable periods beginning after June 30, 1993. However, payments or refunds for periods prior to July 1, 1993 related to certain jurisdictions could still have been required pursuant to Kaiser's and KACC's respective tax allocation agreements with the Company. In January 2003, the Company and Kaiser entered into an agreement settling a lawsuit that provided that no payments would be due by either party to the other party under the agreements. On February 24, 2003, the
Bankruptcy Court approved this agreement. The Company had a reserve of $35.3 million related to the tax allocation agreements which was reversed in 2002 since this matter was resolved with no payment to Kaiser. See Note 4.

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

      The Company has unfunded postretirement medical benefit plans which cover most of its employees. Under the plans, employees are eligible for health care benefits upon retirement. Retirees make contributions for a portion of the cost of their health care benefits. The expected costs of postretirement medical benefits are accrued over the period the employees provide services to the date of their full eligibility for such benefits. Postretirement medical benefits are generally provided through a self-insured arrangement. The Company has not funded the liability for these benefits, which are expected to be paid out of cash generated by operations.

      The funded status of the Company's pension and other postretirement benefit plans and the accrued benefit liability included in other long-term liabilities as of December 31, 2002 and 2001, respectively, were as follows (in millions):

                                                                      PENSION BENEFITS      MEDICAL/LIFE BENEFITS
                                                                   -----------------------  -----------------------
                                                                               YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------------------
                                                                      2002    (1)  2001        2002   (1)  2001
                                                                   -----------  ----------  ----------  -----------
Change in projected benefit obligation:
   Projected benefit obligation at beginning of year.............  $     64.5   $   928.3   $     9.4   $    666.7
   Service cost..................................................         2.5        41.3         0.4         12.5
   Interest cost.................................................         4.8        68.0         0.7         49.4
   Plan participants' contributions..............................           -         2.0         1.3          1.2
   Actuarial (gain) loss.........................................         5.3        36.0         1.4        220.1
   Currency exchange rate change.................................           -        (1.4)          -            -
   Curtailments, settlements and amendments......................        (0.2)       (0.2)       (1.4)       (13.7)
   Benefits paid.................................................        (2.3)      (93.9)       (1.8)       (58.6)
                                                                   -----------  ----------  ----------  -----------
      Projected benefit obligation at end of year                        74.6       980.1        10.0        877.6
                                                                   -----------  ----------  ----------  -----------

Change in plan assets:
   Fair value of plan assets at beginning of year................        50.4       845.5           -            -
   Actual return on assets.......................................        (5.6)      (52.2)          -            -
   Employer contributions........................................         0.7        23.0         0.4         57.4
   Currency exchange rate change.................................           -        (1.1)          -            -
   Plan participants' contributions..............................           -           -         1.3          1.2
   Benefits paid.................................................        (2.3)      (93.9)       (1.7)       (58.6)
                                                                   -----------  ----------  ----------  -----------
   Fair value of plan assets at end of year......................        43.2       721.3           -            -
                                                                   -----------  ----------  ----------  -----------

Funded status and amounts recognized in the consolidated balance sheet:
   Projected benefit obligation in excess of plan assets.........       (31.4)     (258.8)      (10.0)      (877.6)
   Unrecognized actuarial loss (gain)............................        14.3       127.7           -        239.0
   Unrecognized prior service costs..............................         0.8        40.6        (1.0)       (76.7)
                                                                   -----------  ----------  ----------  -----------
      Accrued benefit liability..................................       (16.3)      (90.5)      (11.0)      (715.3)
   Additional minimum liability..................................        (8.2)     (105.5)          -            -
   Intangible asset..............................................         0.8        40.3           -            -
   Accumulated other comprehensive income........................         7.4        65.2           -            -
                                                                   -----------  ----------  ----------  -----------
      Net amount recognized......................................  $    (16.3)  $   (90.5)  $   (11.0)  $   (715.3)
                                                                   ===========  ==========  ==========  ===========

------------------------------------

(1)   As a result of the deconsolidation of Kaiser, the aluminum segment's information is not included in this table for the year of 2002.

      With respect to Kaiser's pension plans, the projected benefit obligation was $915.6 million as of December 31, 2001. The projected benefit obligation exceeded Kaiser's fair value of plan assets by $244.8 million as of December 31,
2001. The postretirement medical/life benefit obligation attributable to
Kaiser's plans was $868.2 million as of December 31, 2001. The postretirement medical/life benefit liability recognized in the Company's Consolidated Balance
Sheet attributable to Kaiser's plans was $704.2 million as of December 31, 2001.

      For the year ended December 31, 2002, the Company was required to record an additional minimum pension liability. The recognition of an additional minimum pension liability is primarily the result of lower investment returns, in addition to the recent decline in interest rates. The additional minimum pension liability was a non-cash adjustment in the amount of $8.2 million that was reflected as an increase in accrued benefit liability with an offsetting pre-tax charge to stockholders' deficit of $7.4 million through comprehensive income (rather than net income).

      The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $67.8 million and $43.2 million, respectively, as of December 31, 2002, and
$920.6 million and $685.1 million, respectively, as of December 31, 2001. As of
December 31, 2001, the accumulated benefit obligation and fair value of plan assets attributable to Kaiser's pension plans were $856.1 million and $634.7 million, respectively.

      The components of pension expense for the three years ended December 31,
2002, were as follows (in millions):

                                                            PENSION BENEFITS             MEDICAL/LIFE BENEFITS
                                                     ------------------------------  ------------------------------
                                                                        YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                       2002   (1) 2001      2000       2002   (1)2001       2000
                                                     ---------  --------  ---------  --------- ---------  ---------
Components of net periodic benefit costs:
   Service cost....................................  $    2.5   $  41.3   $   23.0   $    0.4  $   12.5   $    5.7
   Interest cost...................................       4.8      68.0       67.4        0.7      49.4       45.5
   Expected return on assets.......................      (4.5)    (75.3)     (84.8)         -         -          -
   Amortization of prior service costs.............       0.1       5.6        4.0          -     (15.1)     (12.9)
   Recognized net actuarial (gain) loss............      (0.1)     (1.0)      (2.5)      (0.1)     (0.1)      (0.3)
                                                     ---------  --------  ---------  --------- ---------  ---------
   Net periodic benefit costs......................       2.8      38.6        7.1        1.0      46.7       38.0
   Curtailments, settlements and other.............       0.2      (0.4)       0.1       (0.5)     (0.1)        -
                                                     ---------  --------  ---------  --------- ---------  ---------
      Adjusted net periodic benefit costs(2).......  $    3.0   $  38.2   $    7.2   $    0.5  $   46.6   $   38.0
                                                     =========  ========  =========  ========= =========  =========

------------------------------------

(1)   As a result of the deconsolidation of Kaiser, the aluminum segment's information is not included in this table for 2002.
(2)   Approximately $24.5 million of the $38.2 million adjusted net periodic benefit costs in 2001 and $6.1 million of the $7.2 million adjusted net periodic benefit costs in 2000 related to pension accruals that were provided in respect to headcount reductions at Kaiser.

      The net periodic pension costs attributable to Kaiser's plans were $36.3 million and $5.3 million for the years ended December 31, 2001 and 2000, respectively. Included in the net periodic postretirement medical/life benefit cost is $45.7 million and $37.5 million for the years ended December 31, 2001 and 2000, respectively, attributable to Kaiser's plans.

      The underlying assumptions of the Company's pension and other postretirement benefit plans for the three years ended December 31, 2002, were as follows:

                                                                    PENSION BENEFITS        MEDICAL/LIFE BENEFITS
                                                                ------------------------  -------------------------
                                                                             YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------------------
                                                                 2002    2001     2000     2002     2001     2000
                                                                ------- -------  -------  -------  -------  -------
Weighted-average assumptions:
   Discount rate..............................................    6.75%   7.25%    7.75%   6.75%     7.25%    7.75%
   Expected return on plan assets.............................    8.00%   9.50%    9.50%       -        -        -
   Rate of compensation increase..............................    5.00%   4.00%    4.00%       -     4.00%    4.00%

      In 2002, the average annual assumed rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) is 10.0% for all participants. The rate of increase is assumed to decline gradually to 5% in 2007 for all participants and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates as of December 31, 2002 would have the following effects (in millions):

                                                                                  1-PERCENTAGE-     1-PERCENTAGE-
                                                                                  POINT INCREASE    POINT DECREASE
                                                                                 ----------------  ----------------
Effect on total of service and interest cost components......................... $      0.2        $    (0.1)
Effect on the postretirement benefit obligations................................        1.3             (1.1)

      SAVINGS AND INCENTIVE PLANS
      The Company has various defined contribution savings plans designed to enhance the existing retirement programs of participating employees. Expenses incurred by the Company for all of these plans were $0.5 million, $6.4 million and $7.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

14.   MINORITY INTERESTS

      Minority interests are attributable to Kaiser as follows (in millions):

                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               2002        2001
                                                                                            ----------  -----------

   Kaiser common stock, par $.01..........................................................  $       -   $        -
   Minority interests attributable to Kaiser's subsidiaries...............................          -        118.5
                                                                                            ----------  -----------
                                                                                            $       -   $    118.5
                                                                                            ==========  ===========

      As a result of significant losses at Kaiser for the year ended December
31, 2001, minority interest in Kaiser was reduced to zero. Accordingly, the
Company was required to recognize 100% of Kaiser's losses from that point through February 11, 2002, the date on which the Company ceased consolidation of
Kaiser's results with its own.

15.   STOCKHOLDERS' DEFICIT

      PREFERRED STOCK
      The holders of the Company's Class A Preferred Stock are entitled to receive, if and when declared, preferential cash dividends at the rate of $0.05 per share per annum and will participate thereafter on a share for share basis with the holders of Common Stock in all cash dividends, other than cash dividends on the Common Stock in any fiscal year to the extent not exceeding
$0.05 per share. Stock dividends declared on the Common Stock will result in the holders of the Class A Preferred Stock receiving an identical stock dividend payable in shares of Class A Preferred Stock. At the option of the holder, the
Class A Preferred Stock is convertible at any time into shares of Common Stock at the rate of one share of Common Stock for each share of Class A Preferred
Stock. Each holder of Class A Preferred Stock is generally entitled to ten votes per share on all matters presented to a vote of the Company's stockholders.

      STOCK OPTION PLANS
      In 2002, the Company adopted the MAXXAM 2002 Omnibus Employee Incentive
Plan (the "2002 OMNIBUS PLAN"). Up to 700,000 shares of common stock and 70,000 shares of Class A Preferred Stock were reserved for awards pursuant to the 2002
Omnibus Plan, of which 484,150 and 70,000 shares, respectively, were available to be awarded at December 31, 2002. The 2002 Omnibus Plan replaced the MAXXAM
1994 Omnibus Plan (the "1994 OMNIBUS PLAN"). Any shares which were not yet the subject of grants under the 1994 Omnibus Plan no longer remain outstanding.

      The options (or rights, as applicable) granted in 2002, 2001 and 2000 generally vest at the rate of 20% per year commencing one year from the date of grant. The following table summarizes the options or rights outstanding and exercisable relating to the Company's stock option plans. The prices shown are the weighted average price per share for the respective number of underlying shares.

                                           2002                        2001                        2000
                                --------------------------  --------------------------- ---------------------------
                                   SHARES         PRICE        SHARES         PRICE        SHARES         PRICE
                                ------------  ------------  ------------  ------------- ------------- -------------
Outstanding at beginning of
   year.......................      800,100   $     30.12       601,200   $      34.96       401,400  $      44.36
Granted.......................      215,850          9.40       233,600          18.09       199,800         16.08
Exercised.....................            -             -             -              -             -             -
Expired or forfeited..........      (23,300)        31.40       (34,700)         33.02             -             -
                                ------------                ------------                -------------
Outstanding at end of year....      992,650         25.58       800,100          30.12       601,200         34.96
                                ============                ============                =============

Exercisable at end of year....      431,620   $     36.15       312,120   $      39.32       225,500  $      41.09
                                ============                ============                =============

      The following table summarizes information about stock options outstanding as of December 31, 2002:

                                     WEIGHTED AVERAGE
    RANGE OF                            REMAINING        WEIGHTED AVERAGE         OPTIONS        WEIGHTED AVERAGE
 EXERCISE PRICES       SHARES        CONTRACTUAL LIFE     EXERCISE PRICE        EXERCISABLE       EXERCISE PRICE
-----------------  --------------   ------------------  -------------------  -----------------  -------------------

  $9.40- $15.88       332,050              9.26               $  11.67             46,480            $  15.88
 $16.38 - $19.55      293,800              8.72                  17.71             71,840               17.47
 $30.38 - $45.50      211,800              4.18                  39.12            192,000               38.49
 $46.80 - $56.00      155,000              5.10                  51.83            121,300               51.29
                   --------------                                            -----------------
                      992,650              7.36                  25.58            431,620               36.15
                   ==============                                            =================

      In addition to the options reflected in the table above, 256,808 shares of restricted common stock granted under the 1994 Omnibus Plan are outstanding.
These shares are subject to certain provisions that lapse in 2014.

      Concurrent with the adoption of the 1994 Omnibus Plan, the Company adopted the MAXXAM 1994 Non- Employee Director Plan (the "1994 DIRECTOR PLAN"). Up to
35,000 shares of common stock are reserved for awards under the 1994 Director
Plan. Options were granted to non-employee directors to purchase 2,400 shares of common stock in 2002, 2,400 shares in 2001, and 2,300 shares in 2000. The weighted average exercise prices of these options are $11.00, $17.02 and $26.19 per share, respectively, based on the quoted market price at the date of grant.
The options vest at the rate of 25% per year commencing one year from the date of grant. At December 31, 2002, options for 15,800 shares were outstanding,
10,000 of which were exercisable.

      PRO FORMA DISCLOSURES
      The Company applies the "intrinsic value" method described by Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and
related interpretations to account for stock and stock-based compensation awards. Had the Company calculated compensation expense using the "fair value"
method, net income and net income per share would have been as follows (in millions, except per share information):

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2002        2001        2000
                                                                                ----------  ----------  -----------
Net income (loss):
   As reported................................................................  $   (84.0)  $  (456.0)  $     33.9
   Pro forma..................................................................      (84.7)     (461.5)        25.5

Net income (loss) per share:
   Basic
      As reported.............................................................  $  (12.87)  $  (69.28)  $     4.47
      Pro forma...............................................................     (12.97)     (70.11)        3.37

   Diluted
      As reported.............................................................     (12.87)     (69.28)        4.47
      Pro forma...............................................................     (12.97)     (70.11)        3.37

      Average fair values per share of options granted were $4.69 in 2002, $8.69 in 2001, and $7.40 in 2000. The Company estimated the fair value of each option at the grant date using a Black-Scholes option pricing model and the following assumptions:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2002        2001        2000
                                                                                ----------  ----------  -----------

Divided yield.................................................................        -           -           -
Expected volatility...........................................................     0.43        0.39        0.36
Risk-free interest rate.......................................................     4.06%       4.99%       5.11%
Expected life (years).........................................................     6.75        6.59        6.59

      SHARES RESERVED FOR ISSUANCE
      At December 31, 2002, the Company had 2,250,190 common shares and 160,000
Class A Preferred shares reserved for future issuances in connection with various options, convertible securities and other rights as described in this
Note.

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

      VOTING CONTROL
      As of December 31, 2002, Mr. Charles E. Hurwitz beneficially owned
(exclusive of securities acquirable upon exercise of stock options but inclusive of securities as to which Mr. Hurwitz disclaims beneficial ownership) directly and through various entities (principally Gilda Investments, LLC, a wholly owned subsidiary of Giddeon Holdings, Inc. ("GIDDEON HOLDINGS")) an aggregate of 99.1%
of the Company's Class A Preferred Stock and 43.8% of the Company's Common Stock
(resulting in combined voting control of approximately 71.8% of the Company).
Mr. Hurwitz is the Chairman of the Board and Chief Executive Officer of the
Company and President and Director of Giddeon Holdings. Giddeon Holdings is
wholly owned by Mr. Hurwitz, members of his immediate family and trusts for the benefit thereof.

16.   COMMITMENTS AND CONTINGENCIES

      COMMITMENTS

      The Company leases certain facilities and equipment under operating leases. Minimum rental commitments under operating leases at December 31, 2002, are as follows:

YEARS ENDED DECEMBER 31,                                 (IN MILLIONS)
-------------------------------------------------------- --------------

2003.................................................... $         4.8
2004....................................................           3.4
2005....................................................           2.8
2006....................................................           2.4
2007....................................................           2.0
Thereafter..............................................           2.6
                                                         --------------
Total minimum lease payments............................ $        18.0
                                                         ==============

      Future minimum rentals receivable under subleases at December 31, 2002 were $0.2 million. Rental expense for operating leases was $5.1 million, $46.9 million and $48.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      The Company owns certain commercial properties which are leased to tenants under operating leases. Lease terms average 20 years. Minimum rentals on operating leases are contractually due as follows:

YEAR ENDED DECEMBER 31,                                   (IN MILLIONS)
-------------------------------------------------------   -------------

2003...................................................   $       18.4
2004...................................................           17.4
2005...................................................           17.1
2006...................................................           17.3
2007...................................................           17.5
Thereafter.............................................          243.9
                                                          -------------
Total minimum rentals..................................   $      331.6
                                                          =============

      CONTINGENCIES

      Forest Products Operations
      Regulatory and environmental matters play a significant role in the
Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as a habitat conservation plan ("HCP")
and a sustained yield plan ("SYP" and together with the HCP, the "ENVIRONMENTAL
PLANS"), dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality.

      The SYP complies with regulations of the California Board of Forestry and
Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual growth level during the last decade of the 100-year planning period. The SYP is effective for 10 years (subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the California Department of Forestry and Fire Protection ("CDF").
Revised SYPs will be prepared every decade that address the harvest level based upon assessment of changes in the resource base and other factors. The HCP and the incidental take permits related to the HCP (the "PERMITS") allow incidental
"take" of certain species located on the Company's timberlands which species have been listed by government entities under the federal Endangered Species Act
("ESA") and/or the California Endangered Species Act (the "CESA") so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years.

      Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work could continue for several more years. Nevertheless, the rate of approvals of THPs during 2001 improved over that for the prior year, and further improvements were experienced in 2002. Despite the improvements in the THP approval process, other factors such as actions by the North Coast Regional Water Quality Control Board (the
"NORTH COAST WATER BOARD") and pending litigation discussed below may adversely impact the Company's ability to meet its harvesting goals.

      In May 2002, the Company completed the first timber cruise on its timberlands since 1986. The results of the timber cruise provided the Company with an estimate of the volume of merchantable timber on the Company's timberlands. The new cruise data reflected a 0.1 million MBF decrease in estimated overall timber volume as compared to the estimated volumes reported as of December 31, 2001 using the 1986 cruise data (adjusted for harvest and estimated growth). The new cruise data indicates that there is significantly less old growth timber than estimated as of December 31, 2001, using the 1986 cruise data. There was also an increase in young growth timber volume almost equal to the decrease in old growth timber volume. This change in mix could adversely affect the Company's revenues. However, because there are many variables that affect revenues and profitability, the Company cannot quantify the effect of the revised estimate on current and future cash flows. The new timber volumes are now being utilized in various aspects of the Company's operations, including estimating volumes on THPs and determining depletion expense.

      Under the federal Clean Water Act ("CWA"), the Environmental Protection
Agency ("EPA") is required to establish the total maximum daily load limits
("TMDLS") in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Water Board are in the process of establishing TMDLs for many northern California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In December
1999, the EPA issued a report dealing with TMDLs on two of the nine water courses. The agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these two water courses. The North Coast Water Board has begun the process of establishing the TMDL requirements applicable to two other water courses on the
Company's timberlands, with a targeted completion of spring 2004 for these two water courses. The final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Effective January 1, 2003, a California statute eliminates a waiver previously granted to, among others, timber companies. This waiver had been in effect for a number of years and waived the requirement under California water quality regulations for timber companies to follow certain waste discharge requirements in connection with their timber harvesting and related operations.
The new statute provides, however, that regional water boards such as the North
Coast Water Board are authorized to renew the waiver. The North Coast Water
Board has renewed the waiver for timber companies through December 31, 2003.
Should the North Coast Water Board decide not to extend this or another waiver beyond December 31, 2003, it may thereafter notify a company that the North
Coast Water Board will require such company to follow certain waste discharge requirements in order to conduct harvesting operations on a THP. The waste discharge requirements may include aquatic protection measures that are different from or in addition to those provided for in the THP approved by the
CDF. Accordingly, harvesting activities could be delayed and/or adversely affected as these waste discharge requirements are developed and implemented.

      Beginning with the 2002-2003 winter operating period, Pacific Lumber has been required to submit "Reports of Waste Discharge" to the North Coast Water
Board in order to conduct winter harvesting activities in the Freshwater Creek and Elk River watersheds. After consideration of these reports, the North Coast
Water Board imposed requirements on Pacific Lumber to implement additional mitigation and erosion control practices in these watersheds. These additional requirements will somewhat increase operating costs. The North Coast Water Board issued a clean up and abatement order ("ELK RIVER ORDER") for the Elk River watershed and is contemplating similar actions for the Freshwater, Bear, Jordan and Stitz Creeks watersheds. The Elk River Order is aimed at addressing existing sediment production sites through clean up actions. The order, as well as additional orders in the other watersheds (should they be issued), could result in significant costs to Pacific Lumber beginning in 2003 and extending over a number of years. Pacific Lumber has appealed the Elk River Order to the State
Water Resources Control Board ("STATE WATER BOARD"), but are holding the appeal in abeyance while Pacific Lumber discusses this matter with the North Coast
Water Board and its staff.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs, or carrying out certain other operations.

      On January 28, 1997, an action entitled Ecological Rights Foundation,
Mateel Environmental v. Pacific Lumber (the "ERF LAWSUIT ") was filed against
Pacific Lumber. This action alleged that Pacific Lumber discharged pollutants into federal waterways, and sought to enjoin these activities, remediation, civil penalties of up to $25,000 per day for each violation, and other damages. On June 5, 2002, an agreement was reached to settle this litigation, and the parties are proceeding to implement that agreement.

      In December 1997, an action entitled Kristi Wrigley, et al v. Charles
Hurwitz, John Campbell, Pacific Lumber, MAXXAM Inc., Scotia Pacific Company LLC,
et al. (the "WRIGLEY LAWSUIT ") was filed. This action alleged, among other things, that the defendants' logging practices contributed to an increase in flooding and damage to domestic water systems in a portion of the Elk River watershed. On September 20, 2002, an agreement was reached to settle this litigation, and the parties are proceeding to implement that agreement.

      In March 1999, an action entitled Environmental Protection Information
Association, Sierra Club v. California Department of Forestry and Fire
Protection, California Department of Fish and Game, The Pacific Lumber Company,
Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (the
"EPIC-SYP/PERMITS LAWSUIT") was filed. This action alleges, among other things, various violations of the CESA and the California Environmental Quality Act, and
challenges, among other things, the validity and legality of the SYP and the
Permits issued by California. The plaintiffs seek, among other things, injunctive relief to set aside California's approval of the SYP and the Permits issued by California. In March 1999, a similar action entitled United
Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v. California
Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia
Pacific Company LLC and Salmon Creek Corporation (the "USWA LAWSUIT") was filed challenging the validity and legality of the SYP. In connection with the
EPIC-SYP/Permits lawsuit, the trial judge has issued a stay of the effectiveness of the Permits for approval of new THPs, but released from the stay, and refused to enjoin, operations under THPs that were previously approved consistent with the Permits. In addition, on November 26, 2002, the Court exempted from the stay all in-process THPs submitted through mid-October. Although the stay prevents the CDF from approving new THPs that rely upon the Permits, Pacific Lumber is obtaining review and approval of new THPs under a procedure provided for in the forest practice rules that does not depend upon the Permits. Because certain
THPs will not qualify for this procedure, there could be a reduction in 2003 harvest levels which could have an adverse impact on the Company. These two cases have been consolidated for trial, which began March 24, 2003. The judge has indicated that he expects to rule no earlier than July 2003. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Environmental Plans and is working with the relevant government agencies to defend these challenges. The Company does not believe the resolution of these matters should result in a material adverse effect on its financial condition, results of operations or the ability to harvest timber. However, in addition to the potential short-term adverse impacts described above, these matters could have a long-term negative impact if they are decided adversely to the Company.

      In July 2001, an action entitled Environmental Protection Information
Center v. The Pacific Lumber Company, Scotia Pacific Company LLC (the "BEAR
CREEK LAWSUIT") was filed. The lawsuit alleges that Pacific Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water
Board before beginning timber harvesting and road construction activities, and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,500 per day for the defendant's alleged continued violation of the CWA. The Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company believes that it has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse impact on the
Company's consolidated financial condition, results of operations or liquidity.

      On November 20, 2002, an action entitled Humboldt Watershed Council, et
al. v. North Coast Regional Water Quality Control Board, et al. (the "HWC
LAWSUIT"), naming Pacific Lumber as real party in interest, was filed. The suit seeks to enjoin timber operations in the Elk and Freshwater watersheds of the
Company's timberlands until and unless the regional and state water boards impose on those operations waste discharge requirements that meet standards demanded by the plaintiff. The Company believes that Pacific Lumber and the regional and state boards have valid defenses to this action. However, an adverse ruling could result in a delay of timber operations that could have a material adverse impact on the Company's consolidated financial position, results of operations or liquidity.

      On February 25, 2003, the recently elected District Attorney of Humboldt
County filed a civil suit entitled The People of the State of California v.
Pacific Lumber, Scotia Pacific Holding Company and Salmon Creek Corporation (the
"HUMBOLDT DA ACTION"). The suit was filed under the California unfair competition law and alleges that the Company, Pacific Lumber and Salmon Creek used certain unfair business practices in connection with completion of the
Headwaters Agreement, and that this resulted in the ability to harvest significantly more trees under the Environmental Plans than would have otherwise been the case. The suit seeks a variety of remedies including a civil penalty of
$2,500 for each additional tree that has been or will be harvested due to this alleged increase in harvest, as well as restitution and an injunction in respect of the additional timber harvesting allegedly being conducted. The Company believes that this suit is without merit; however, there can be no assurance that the Company will prevail or that an adverse outcome would not be material to the Company's consolidated financial position, results of operations or liquidity.

      On November 16, 2001, Pacific Lumber filed a case entitled The Pacific
Lumber Company, et al. v. California State Water Resources Control Board (the
"THP NO. 520 LAWSUIT") alleging that the State Water Board had no legal authority to impose mitigation measures that were requested by the staff of the
North Coast Water Board during the THP review process and rejected by the CDF.
When the staff of the North Coast Water Board attempted to impose these mitigation measures in spite of the CDF's decision, Pacific Lumber appealed to the State Water Board, which imposed certain of the requested mitigation measures. Pacific Lumber filed the THP No. 520 lawsuit challenging the State
Water Board's decision, and on January 24, 2003, the Court granted Pacific
Lumber's request for an order invalidating the imposition of these additional measures and rejected others. Other claims included in this action have been dismissed by Pacific Lumber without prejudice to its future rights. On March 25,
2003, the State Water Board appealed this decision. While the Company believes the Court's decision will be sustained, a reversal could result in increased demands by the regional and state water boards and their staffs to impose controls and limitations on timber harvesting on Pacific Lumber's timberlands beyond those provided for by the Environmental Plans.

      While the Company expects environmentally focused objections and lawsuits to continue, it believes that the HCP, the SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

      OTS Contingency and Related Matters
      On December 26, 1995, the United States Department of Treasury's Office of
Thrift Supervision (the "OTS") initiated a formal administrative proceeding (the
"OTS ACTION") against the Company and others alleging, among other things, misconduct by the Company and certain of its affiliated persons (collectively the "RESPONDENTS") and others with respect to the failure of United Savings
Association of Texas ("USAT"). The OTS sought damages ranging from $326.6 million to $821.3 million under various theories. On September 12, 2001, the administrative law judge issued a recommended decision in favor of the
Respondents on each claim made by the OTS. On October 17, 2002, the OTS action was settled for $0.2 million and with no admission of wrongdoing on the part of the Respondents. The OTS agreed to drop its administrative action and not pursue any further legal action against the Respondents with regard to the OTS action.
The Company agreed that it would not pursue legal action against the OTS or its employees as part of the FDIC counterclaim (see below).

      On August 2, 1995, the Federal Deposit Insurance Corporation (the "FDIC")
filed the Federal Deposit Insurance Corporation, as manager of the FSLIC
Resolution Fund v. Charles E. Hurwitz (the "FDIC ACTION"). The original complaint was against Mr. Hurwitz and alleged damages in excess of $250.0 million based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. As a result of the settlement of the OTS action, the FDIC and Mr. Hurwitz have stipulated to a dismissal of the FDIC action. This stipulation does not affect the FDIC counterclaim or motion for sanctions described in the following paragraph.

      On May 31, 2000, the Company, Federated and Mr. Hurwitz filed a counterclaim to the FDIC action (the "FDIC COUNTERCLAIM"). The FDIC counterclaim states that the FDIC illegally paid the OTS to bring claims against the Company,
Federated and Mr. Hurwitz. The plaintiffs are seeking reimbursement of attorneys' fees and damages from the FDIC. As of December 31, 2002, such fees, which have been recorded in the Company's Consolidated Statement of Operations
as incurred, were in excess of $38.0 million. On November 8, 2002, the Company,
Federated and Mr. Hurwitz filed an amended counterclaim and amended motion for sanctions. The Company, Federated and Mr. Hurwitz are pursuing this claim vigorously.

      In September 1997, the Company filed suit against a group of its insurers after unsuccessful negotiations with certain of the insurers regarding coverage, under the terms of certain directors and officers liability policies, of expenses incurred in connection with the OTS and FDIC actions. The insurers requested arbitration, and as a result the lawsuit was dismissed in
April 1998. Binding arbitration with the primary carrier was held in October
2002. On February 20, 2003, the arbitration panel determined that the insurer should pay the Company approximately $6.5 million plus interest. As the limits of the primary policy were not reached by the arbitration panel's award, the
Company does not expect to be able to recover any amounts from the other insurers.

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

      On January 16, 2001, an action entitled Alan Russell Kahn v. Federated
Development Co., MAXXAM Inc., et al. (the "KAHN LAWSUIT") was filed. The plaintiff purports to bring this action as a stockholder of the Company derivatively on behalf of the Company. The lawsuit concerns the OTS and FDIC actions, and the Company's advancement of fees and expenses on behalf of
Federated and certain of the Company's directors in connection with these actions. It alleges that the defendants have breached their fiduciary duties to the Company, and have wasted corporate assets, by allowing the Company to bear all of the costs and expenses of Federated and certain of the Company's directors related to the OTS and FDIC actions. The plaintiff seeks to require
Federated and certain of the Company's directors to reimburse the Company for all costs and expenses incurred by the Company in connection with the OTS and
FDIC actions, and to enjoin the Company from advancing to Federated or certain of the Company's directors any further funds for costs or expenses associated with these actions. The parties to the Kahn lawsuit have agreed to an indefinite extension of the defendants' obligations to respond to the plaintiffs' claims.
Although it is impossible to assess the ultimate outcome of the Kahn lawsuit, the Company believes that the resolution of this matter should not result in a material adverse effect on its consolidated financial position, results of operations or liquidity.

   Other Matters

      The Company is involved in various other claims, lawsuits and proceedings relating to a wide variety of matters. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not result in a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

17.   SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2002        2001        2000
                                                                                ----------  ----------  -----------
                                                                                           (In millions)
Supplemental information on non-cash investing and financing activities:
   Repurchases of debt using restricted cash and marketable securities........  $       -   $       -   $     52.4
   Purchases of marketable securities and other investments using restricted
      cash....................................................................          -           -          0.4

Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest.................................  $    83.3   $   186.9   $    183.5
   Income taxes paid, net.....................................................        0.2        52.2         19.6

18.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Summary quarterly financial information for the years ended December 31,
2002 and 2001 is as follows (in millions, except share information):

                                                                           THREE MONTHS ENDED
                                                     --------------------------------------------------------------
                                                      MARCH 31 (1)       JUNE 30      SEPTEMBER 30     DECEMBER 31
                                                     --------------  --------------  --------------  --------------
2002:
   Net sales.......................................  $       240.3   $        68.4   $        73.6   $        64.3
   Operating income (loss).........................          (20.4)            0.1             4.8            (0.5)
   Loss before extraordinary items.................          (56.0)           (8.1)           (7.6)          (14.7)
   Extraordinary items, net........................            1.8             0.3             0.2             0.1
   Net loss........................................          (54.2)           (7.8)           (7.4)          (14.6)
   Basic earnings (loss) per common share:
      Loss before extraordinary items..............  $       (8.58)  $       (1.25)  $       (1.17)  $       (2.24)
      Extraordinary items, net.....................           0.28            0.05            0.03            0.01
                                                     --------------  --------------  --------------  --------------
      Net loss.....................................  $       (8.30)  $       (1.20)  $       (1.14)  $       (2.23)
                                                     ==============  ==============  ==============  ==============
   Diluted earnings (loss) per common and common
         equivalent share:
      Loss before extraordinary items..............  $       (8.58)  $       (1.25)  $       (1.17)  $       (2.24)
      Extraordinary items, net.....................           0.28            0.05            0.03            0.01
                                                     --------------  --------------  --------------  --------------
      Net loss.....................................  $       (8.30)  $       (1.20)  $       (1.14)  $       (2.23)
                                                     ==============  ==============  ==============  ==============

2001:
   Net sales.......................................  $       544.4   $       516.2   $       504.1   $       453.5
   Operating income (loss).........................          209.3           (30.2)          (34.3)          (99.4)
   Income (loss) before extraordinary items........           63.4           (44.4)           29.4          (508.0)
   Extraordinary items, net........................            1.9             1.7               -               -
   Net income (loss)...............................           65.3           (42.7)           29.4          (508.0)
   Basic earnings (loss) per common share:
      Income (loss) before extraordinary items.....  $        8.56   $       (6.80)  $        4.09   $      (77.83)
      Extraordinary items, net.....................           0.25            0.27               -               -
                                                     --------------  --------------  --------------  --------------
      Net income (loss)............................  $        8.81   $       (6.53)  $        4.09   $      (77.83)
                                                     ==============  ==============  ==============  ==============
   Diluted earnings (loss) per common and common
         equivalent share:
      Income (loss) before extraordinary items.....  $        8.56   $       (6.80)  $        4.08   $      (77.83)
      Extraordinary items, net.....................           0.25            0.27               -               -
                                                     --------------  --------------  --------------  --------------
      Net income (loss)............................  $        8.81   $       (6.53)  $        4.08   $      (77.83)
                                                     ==============  ==============  ==============  ==============

---------------------

(1)   Information for the quarter ended March 31, 2002, includes Kaiser's results for the period from January 1, 2002, to February 11, 2002.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

      None.

                                    PART III

      Certain information required under Part III (Items 10, 11, 12, 13 and 15)
has been omitted from this Report since the Company intends to file with the
Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A which involves the election of directors.

ITEM 14.        CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the
Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

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

                                     PART IV

ITEM 16.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   INDEX TO FINANCIAL STATEMENTS

      1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

           Independent Auditors' Report
           Report of Independent Public Accountants
           Consolidated Balance Sheet at December 31, 2002 and 2001
           Consolidated Statement of Operations for the Years Ended December 31,
                2002, 2001 and 2000

           Consolidated Statement of Cash Flows for the Years Ended December 31, 2002,
                2001 and 2000
           Consolidated Statement of Stockholders' Equity (Deficit) for the Years Ended
                December 31, 2002, 2001 and 2000
           Notes to Consolidated Financial Statements

      2.   FINANCIAL STATEMENT SCHEDULES:

           Schedule I - Condensed Financial Information of Registrant at
              December 31, 2002 and 2001 and for the Years Ended December 31,
              2002, 2001 and 2000

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

      On November 13, 2002, the Company filed a current report on Form 8-K dated
November 13, 2002, related to the Certification of the Chief Executive and Chief
Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      On February 25, 2003, the Company filed a current report on Form 8-K
(under Item 5), related to the Humboldt DA action.

(C)   EXHIBITS

      Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 92), which index is incorporated herein by reference.

     See notes to consolidated financial statements and accompanying notes.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                   MAXXAM INC.

                         BALANCE SHEET (UNCONSOLIDATED)
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               2002        2001
                                                                                            ----------  -----------
ASSETS

Current assets:
   Cash and cash equivalents..............................................................  $     7.9   $     29.1
   Marketable securities and other investments............................................       67.0         99.2
   Other current assets...................................................................       15.7         16.4
                                                                                            ----------  -----------
      Total current assets................................................................       90.6        144.7
Deferred income taxes.....................................................................       54.5         84.4
Investment in subsidiaries................................................................        2.2         73.2
Other assets..............................................................................        1.3          1.9
                                                                                            ----------  -----------
                                                                                            $   148.6   $    304.2
                                                                                            ==========  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and other accrued liabilities.........................................  $     9.8   $      9.3
                                                                                            ----------  -----------
      Total current liabilities...........................................................        9.8          9.3
Payables to subsidiaries, net of receivables and advances.................................      184.0        299.1
Losses recognized in excess of investment in Kaiser.......................................      516.2        450.2
Other noncurrent liabilities..............................................................       21.1         21.2
                                                                                            ----------  -----------
      Total liabilities...................................................................      731.1        779.8
                                                                                            ----------  -----------

Stockholders' deficit:
   Preferred stock, $0.5 par value; $0.75 liquidation preference; 12,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible
      Preferred Stock; 669,235 shares issued; 668,390 shares outstanding..................        0.3          0.3
   Common stock, $0.50 par value; 28,000,000 shares authorized; 10,063,359
      shares issued; 6,527,671 shares outstanding.........................................        5.0          5.0
   Additional capital.....................................................................      225.3        225.3
   Accumulated deficit....................................................................     (608.2)      (524.2)
   Accumulated other comprehensive loss...................................................      (89.2)       (66.3)
   Treasury stock, at cost (shares held: preferred - 845; common - 3,535,688).............     (115.7)      (115.7)
                                                                                            ----------  -----------
      Total stockholders' deficit.........................................................     (582.5)      (475.6)
                                                                                            ----------  -----------
                                                                                            $   148.6   $    304.2
                                                                                            ==========  ===========

     See notes to consolidated financial statements and accompanying notes.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                                   MAXXAM INC.

                    STATEMENT OF OPERATIONS (UNCONSOLIDATED)
                            (IN MILLIONS OF DOLLARS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2002        2001        2000
                                                                                ----------  ----------  -----------

Investment, interest and other income (expense), net..........................  $     4.1   $     7.2   $     14.1
Intercompany interest income (expense), net...................................      (26.9)      (25.0)       (20.4)
Interest expense..............................................................       (0.3)       (1.0)        (1.5)
General and administrative expenses...........................................       (9.4)       (9.1)       (16.1)
Equity in earnings (losses) of subsidiaries...................................      (56.4)     (454.9)        45.7
                                                                                ----------  ----------  -----------
Income (loss) before income taxes.............................................      (88.9)     (482.8)        21.8
Credit for income taxes.......................................................        4.9        26.8         12.1
                                                                                ----------  ----------  -----------
Net income (loss).............................................................  $   (84.0)  $  (456.0)  $     33.9
                                                                                ==========  ==========  ===========

     See notes to consolidated financial statements and accompanying notes.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                                   MAXXAM INC.

                    STATEMENT OF CASH FLOWS (UNCONSOLIDATED)
                            (IN MILLIONS OF DOLLARS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2002        2001        2000
                                                                                ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)..........................................................  $   (84.0)  $  (456.0)  $     33.9
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
      Equity in (earnings) losses of subsidiaries.............................       56.4       454.9        (45.7)
      Net gains on marketable securities and other investments................        2.2        (1.7)       (12.8)
      Increase (decrease) in payable to affiliates............................      (35.3)          -            -
      Increase (decrease) in receivables, prepaids and other assets...........        1.2         1.7          5.4
      Increase (decrease) in deferred income tax assets.......................       30.3       (11.2)        (2.4)
      Increase (decrease) in accounts payable and other liabilities...........       (2.2)       (0.6)         2.2
                                                                                ----------  ----------  -----------
        Net cash used for operating activities................................      (31.4)      (12.9)       (19.4)
                                                                                ----------  ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net sales (purchases) of marketable securities and other investments.......       30.0       (81.8)        11.6
   Dividends received from subsidiaries.......................................          -         8.0         61.0
   Investments in and net advances from (to) subsidiaries.....................      (19.7)       33.1         35.2
   Capital expenditures.......................................................       (0.1)       (0.6)        (1.0)
                                                                                ----------  ----------  -----------
        Net cash provided by (used for) investing activities..................       10.2       (41.3)       106.8
                                                                                ----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings......................................................          -           -         (5.1)
   Repayment of short-term borrowings.........................................          -       (13.4)           -
   Treasury stock repurchases.................................................          -        (2.9)       (12.8)
                                                                                ----------  ----------  -----------
        Net cash used for financing activities................................          -       (16.3)       (17.9)
                                                                                ----------  ----------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................      (21.2)      (70.5)        69.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR................................       29.1        99.6         30.1
                                                                                ----------  ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR......................................  $     7.9   $    29.1   $     99.6
                                                                                ==========  ==========  ===========

Supplementary schedule of non-cash investing and financing activities:
   Deferral of interest payment on intercompany note payable..................  $    20.7   $    18.6   $     16.7
   Distribution of assets from subsidiaries...................................       (1.0)          -         33.3
   Non-cash dividends received from subsidiaries..............................       60.0           -            -
Supplemental disclosure of cash flow information:
   Interest paid..............................................................  $     7.0   $     0.8   $      1.3

     See notes to consolidated financial statements and accompanying notes.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                                   MAXXAM INC.

                          NOTES TO FINANCIAL STATEMENTS

1.    INVESTMENT IN KAISER

      On February 12, 2002, Kaiser and certain of its subsidiaries filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result, Kaiser's financial results were deconsolidated beginning February 12,
2002, and the Company began reporting its investment in Kaiser using the cost method. Since Kaiser's results are no longer consolidated and the Company believes that it is not probable that it will be obligated to fund losses related to its investment in Kaiser, any adjustments made in Kaiser's financial statements subsequent to February 12, 2002 (relating to the recoverability and classification of recorded asset amounts and classification of liabilities or the effects on existing stockholders' deficit as well as adjustments made to
Kaiser's financial information for loss contingencies and other matters discussed in the notes to the Consolidated Financial Statements) are not expected to impact the Company's financial results. No assurances can be given that the Company's ownership interest in Kaiser will not be significantly diluted or cancelled.

2.    DEFERRED INCOME TAXES

      The deferred income tax assets and liabilities reported in the accompanying unconsolidated balance sheet are determined by computing such amounts on a consolidated basis for the Company and members of its consolidated federal income tax return group, and then reducing such consolidated amounts by the amounts recorded by the Company's subsidiaries pursuant to their respective tax allocation agreements with the Company. The Company's net deferred income tax assets relate primarily to loss and credit carryforwards, net of valuation allowances. The Company evaluated all appropriate factors to determine the proper valuation allowances for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization. Based on this evaluation, the Company has concluded that it is more likely than not that it will realize the benefit of the carryforwards for which valuation allowances were not provided.

3.    NOTES PAYABLE TO SUBSIDIARIES, NET OF NOTES RECEIVABLE AND ADVANCES

      The Company's indebtedness to its subsidiaries, which includes accrued interest, consists of the following (in millions):

                                                                                                 DECEMBER 31,
                                                                                            -----------------------
                                                                                               2002        2001
                                                                                            ----------  -----------

Note payable to MGHI, interest at 11%.....................................................  $   159.6   $    183.1
Unsecured note payable to MCO Properties Inc., interest at 6%.............................          -         26.0
Unsecured notes payable to MAXXAM Property Company, interest at 7%........................          -         14.6
Net advances..............................................................................       24.4         40.1
                                                                                            ----------  -----------
                                                                                            $   184.0   $    263.8
                                                                                            ==========  ===========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                              MAXXAM INC.

Date:   March 28, 2003                          By:                        PAUL N. SCHWARTZ
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

Date:   March 28, 2003                          By:                       CHARLES E. HURWITZ
                                                     --------------------------------------------------------------
                                                                           Charles E. Hurwitz
                                                           Chairman of the Board and Chief Executive Officer

Date:   March 28, 2003                          By:                        J. KENT FRIEDMAN
                                                     --------------------------------------------------------------
                                                                            J. Kent Friedman
                                                                     Vice Chairman of the Board and
                                                                            General Counsel

Date:   March 28, 2003                          By:                      ROBERT J. CRUIKSHANK
                                                     --------------------------------------------------------------
                                                                          Robert J. Cruikshank
                                                                                Director

Date:   March 28, 2003                          By:                         EZRA G. LEVIN
                                                     --------------------------------------------------------------
                                                                             Ezra G. Levin
                                                                                Director

Date:   March 28, 2003                          By:                      STANLEY D. ROSENBERG
                                                     --------------------------------------------------------------
                                                                          Stanley D. Rosenberg
                                                                                Director

Date:   March 28, 2003                          By:                      MICHAEL J. ROSENTHAL
                                                     --------------------------------------------------------------
                                                                          Michael J. Rosenthal
                                                                                Director

Date:   March 28, 2003                          By:                        PAUL N. SCHWARTZ
                                                     --------------------------------------------------------------
                                                                            Paul N. Schwartz
                                                            President, Chief Financial Officer and Director
                                                                   (Principal Financial Officer)

Date:   March 28, 2003                          By:                      ELIZABETH D. BRUMLEY
                                                     --------------------------------------------------------------
                                                                          Elizabeth D. Brumley
                                                                               Controller
                                                                     (Principal Accounting Officer)

                                 CERTIFICATIONS

     I, Charles E. Hurwitz, certify that:

     1.  I have reviewed this annual report on Form 10-K of MAXXAM Inc.;

     2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)   presented in this annual report our conclusions about the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

     6.  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003                                        By:          /S/    CHARLES E. HURWITZ
                                                                    --------------------------------------------------
                                                                                  Charles E. Hurwitz
                                                                               Chairman of the Board and
                                                                                Chief Executive Officer

     I, Paul N. Schwartz, certify that:

     1.  I have reviewed this annual report on Form 10-K of MAXXAM Inc.;

     2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)   presented in this annual report our conclusions about the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

     6.  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003                                        By:              /S/   PAUL N. SCHWARTZ
                                                                    ---------------------------------------------------
                                                                                     Paul N. Schwartz
                                                                       President, Chief Financial Officer and Director
                                                                              (Principal Financial Officer)

                                INDEX OF EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

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

4.1     Rights Agreement dated as of December 15, 1999, by and between the
        Company and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company's Form 8-K dated December 15,
        1999)

4.2     Non-Negotiable Intercompany Note, dated as of December 23, 1996, executed by the Company in favor of MAXXAM Group Holdings Inc.
        (incorporated herein by reference to Exhibit 10.8 to the Registration
        Statement on Form S-4 of MAXXAM Group Holdings Inc. ("MGHI");
        Registration No. 333-18723)

4.3     Credit Agreement dated October 28, 2002, among The Pacific Lumber
        Company ("PACIFIC LUMBER"), Bank of America, N.A., as Administrative
        Agent and L/C Issuer, and the Lenders from time to time party thereto
        (incorporated hereby reference to Exhibit 4.1 to MGHI's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002; File No.
        333-18723)

4.4     Indenture, dated as of July 20, 1998, between Scotia Pacific Company LLC
        ("SCOTIA LLC") and State Street Bank and Trust Company ("STATE STREET")
        regarding Scotia LLC's Class A-1, Class A-2 and Class A-3 Timber
        Collateralized Notes (the "TIMBER NOTES INDENTURE") (incorporated herein by reference to Exhibit 4.1 to Scotia LLC's Registration Statement on
        Form S-4; Registration No. 333-63825)

4.5     First Supplemental Indenture, dated as of July 16, 1999, to the Timber
        Notes Indenture (incorporated herein by reference to Exhibit 4.1 to
        Scotia LLC's Quarterly Report on Form 10-Q LLC for the quarter ended
        June 30, 1999; File No. 333-63825; the "Scotia LLC June 1999 Form 10-Q")

4.6     Second Supplemental Indenture, dated as of November 18, 1999, to the
        Timber Notes Indenture (incorporated herein by reference to Exhibit 99.3 to Scotia LLC's Report on Form 8-K dated November 19, 1999; File No.
        333-63825)

4.7     Deed of Trust, Security Agreement, Financing Statement, Fixture Filing
        and Assignment of Proceeds, dated as of July 20, 1998, among Scotia LLC,
        Fidelity National Title Insurance Company, as trustee, and State Street, as collateral agent (incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
        30, 1998; the "Company June 1998 Form 10-Q)

4.8     Credit Agreement, dated as of July 20, 1998, among Scotia LLC, the financial institutions party thereto and Bank of America National Trust and Savings Association, as agent (the "Scotia LLC Credit Agreement")
        (incorporated herein by reference to Exhibit 4.3 to the Company June
        1998 Form 10-Q)

4.9     First Amendment, dated as of July 16, 1999, to the Scotia LLC Credit
        Agreement (incorporated herein by reference to Exhibit 4.2 to the Scotia
        LLC June 1999 Form 10-Q)

4.10    Second Amendment, dated June 15, 2001, to the Scotia LLC Line of Credit
        (incorporated herein by reference to Exhibit 4.1 to Scotia LLC's Form
        10-Q for the quarter ended June 30, 2001; File No. 333-63825)

4.11    Loan Agreement, effective as of October 30, 1998, by and among MCO
        Properties Inc., MCO Properties L.P., Horizon Corporation, Horizon
        Properties Corporation, Westcliff Development Corporation and Southwest
        Bank of Texas, N.A. (incorporated herein by reference to Exhibit 4.39 to the Company's Annual Report on Form 10-K for the year ended December 31,
        1998)

4.12    Amendment to Loan Agreement, dated as of February 26, 1999, by and among
        MCO Properties Inc., MCO Properties L.P., Horizon Corporation, Horizon
        Properties Corporation, Westcliff Development Corporation and Southwest
        Bank of Texas, N.A. (incorporated herein by reference to Exhibit 4.40 to the Company's Annual Report on Form 10-K for the year ended December 31,
        1998)

4.13    Second Amendment to Loan Agreement and Promissory Note, dated as of
        October 1, 2000, by and among MCO Properties Inc., MCO Properties L.P.,
        Horizon Corporation, Horizon Properties Corporation, Westcliff
        Development Corporation and Southwest Bank of Texas, N.A. (incorporated herein by reference to Exhibit 4.57 to the Company's Annual Report on
        Form 10-K for the year ended December 31, 2000)

*4.14   Third Amendment to Loan Agreement and First Amendment to Promissory
        Note, dated as of September 30, 2001, by and between MCO Properties
        Inc., MCO Properties L.P., Horizon Corporation, Horizon Properties
        Corporation, Westcliff Development Corporation and Southwest Bank of
        Texas, N.A.

*4.15   Fourth Amendment to Loan Agreement, dated as of December 13, 2001, by and between MCO Properties Inc., MCO Properties L.P., Horizon
        Corporation, Horizon Properties Corporation, Westcliff Development
        Corporation, Summit Estates LLC and Southwest Bank of Texas, N.A.

4.16    Loan Agreement, dated as of June 28, 2001, between Lakepointe Assets LLC and Legg Mason Real Estate Services, Inc. (incorporated herein by reference to Exhibit 4.2 to MGHI's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 2001; File No. 333-18723; the "MGHI June 2001
        Form 10-Q")

4.17    Promissory Note, dated as of June 28, 2001, between Lakepointe Assets
        LLC and Legg Mason Real Estate Services, Inc. (incorporated herein by reference to Exhibit 4.3 to the MGHI June 2001 Form 10-Q)

4.18    Lease Agreement, dated as of June 28, 2001, between Lakepointe Assets
        LLC and Fluor Enterprises Inc. (incorporated herein by reference to
        Exhibit 10.1 to the MGHI June 2001 Form 10-Q)

4.19    Guarantee of Lease dated as of June 28, 2001, between Fluor Corporation and Lakepointe Assets LLC (incorporated herein by reference to Exhibit
        10.2 to the MGHI June 2001 Form 10-Q)

4.20    Indenture, dated as of February 1, 1993, among Kaiser Aluminum &
        Chemical Corporation ("KACC"), as Issuer, and certain of its subsidiaries (as guarantors) and State Street, regarding KACC's 12 3/4%
        Senior Subordinated Notes due 2003 (the "KACC Senior Subordinated Note
        Indenture") (incorporated herein by reference to Exhibit 4.1 to KACC's
        Annual Report on Form 10-K for the year ended December 31, 1992; File
        No. 1-3605)

4.21    First Supplemental Indenture, dated as of May 1, 1993, to the KACC
        Senior Subordinated Note Indenture (incorporated herein by reference to
        Exhibit 4.2 to KACC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993; File No. 1-3605)

4.22    Second Supplemental Indenture, dated as of February 1, 1996, to the KACC
        Senior Subordinated Note Indenture (incorporated herein by reference to
        Exhibit 4.3 to the Annual Report on Form 10-K of Kaiser Aluminum
        Corporation ("KAISER") for the year ended December 31, 1995; File No. 1-
        9447)

4.23    Third Supplemental Indenture, dated as of July 15, 1997, to the KACC
        Senior Subordinated Note Indenture (incorporated herein by reference to
        Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997; File No. 1-9447)

4.24    Fourth Supplemental Indenture, dated as of March 31, 1999, to the KACC
        Senior Subordinated Note Indenture (incorporated herein by reference to
        Exhibit 4.1 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999; File No. 1-9447; the "Kaiser March 1999 Form
        10-Q")

4.25    Indenture, dated as of February 17, 1994, among KACC, as Issuer, and certain of its subsidiaries (as guarantors), and First Trust National
        Association, Trustee, regarding Kaiser's 97/8% Senior Notes due 2002
        (the "97/8% Notes Indenture") (incorporated herein by reference to
        Exhibit 4.3 to Kaiser's Annual Report on Form 10-K for the year ended
        December 31, 1993; File No. 1-9447)

4.26    First Supplemental Indenture, dated as of February 1, 1996, to the 97/8%
        Notes Indenture (incorporated herein by reference to Exhibit 4.5 to
        Kaiser's Annual Report on Form 10-K for the year ended December 31,
        1995; File No. 1-9447)

4.27    Second Supplemental Indenture, dated as of July 15, 1997, to the 97/8%
        Notes Indenture (incorporated herein by reference to Exhibit 4.2 to
        Kaiser's Quarterly Report on Form 10-Q for the quarter ended June 30,
        1997; File No. 1-9447)

4.28    Third Supplemental Indenture, dated as of March 31, 1999, to the 97/8%
        Note Indenture (incorporated herein by reference to Exhibit 4.2 to the
        Kaiser March 1999 Form 10-Q)

4.29    Indenture, dated as of October 23, 1996, among KACC, as Issuer, and certain of its subsidiaries (as guarantors) and First Trust National
        Association, as Trustee, regarding KACC's 107/8% Series B Senior Notes due 2006 (the "107/8% Series B Notes Indenture") (incorporated by reference to Exhibit 4.2 to Kaiser's Quarterly Report on Form 10-Q for
        the quarter ended September 30, 1996; File No. 1-9447)

4.30    First Supplemental Indenture, dated as of July 15, 1997, to the 107/8%
        Series B Notes Indenture (incorporated herein by reference to Exhibit
        4.3 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June
        30, 1997; File No. 1-9447)

4.31    Second Supplemental Indenture, dated as of March 31, 1999, to the 107/8%
        Series B Notes Indenture (incorporated herein by reference to Exhibit
        4.3 to the Kaiser March 1999 Form 10-Q)

4.32    Indenture, dated as of December 23, 1996, among KACC, as Issuer and certain of its subsidiaries (as guarantors) and First Trust National
        Association, as Trustee, regarding KACC's 107/8% Series D Senior Notes due 2006 (the "107/8% Series D Notes Indenture") (incorporated herein by reference to Exhibit 4.4 to KACC's Registration Statement on Form S-4;
        Registration No. 333-19143)

4.33    First Supplemental Indenture, dated as of July 15, 1997, to the 107/8%
        Series D Notes Indenture (incorporated herein by reference to Exhibit
        4.4 to Kaiser's Quarterly Report on Form 10-Q for the quarter ended June
        30, 1997; File No. 1-9447)

4.34    Second Supplemental Indenture, dated as of March 31, 1999, to the 107/8%
        Series D Notes Indenture (incorporated herein by reference to Exhibit
        4.4 to the Kaiser March 1999 Form 10-Q)

4.35    Post Petition Credit Agreement, dated as of February 12, 2002 (the
        "Kaiser Post Petition Agreement"), among Kaiser, KACC, certain financial institutions and Bank of America, N.A., as Agent (incorporated herein by reference Exhibit 4.44 to Kaiser's Annual Report on Form 10-K for the
        year ended December 31, 2001; File No. 1-9447; the "Kaiser 2001 Form
        10-K")

4.36    First Amendment, dated as of March 21, 2002, to the Kaiser Post Petition
        Agreement (incorporated herein by reference Exhibit 4.45 to the Kaiser
        2001 Form 10-K)

4.37    Second Amendment dated as of March 21, 2002, to the Kaiser Post Petition
        Agreement (incorporated herein by reference Exhibit 4.46 to the Kaiser
        2001 Form 10-K)

4.38    Third Amendment dated as of December 19, 2002, to the Kaiser Post
        Petition Agreement (incorporated herein by reference to Exhibit 4.19 to
        Kaiser's Annual Report on Form 10-K for the year ended December 31,
        2002; File No. 1-9447; the "Kaiser 2002 Form 10-K")

4.39    Fourth Amendment dated as of March 17, 2003, to the Kaiser Post Petition
        Agreement (incorporated herein by reference to Exhibit 4.20 the Kaiser
        2002 Form 10-K)

4.40    Waiver and Consent dated October 9, 2002, with respect to the Kaiser
        Post Petition Agreement (incorporated herein by reference to Exhibit
        4.21 the Kaiser 2002 Form 10-K)

4.41    Second Waiver and Consent dated January 13, 2003, with respect to the
        Kaiser Post Petition Agreement (incorporated herein by reference to
        Exhibit 4.22 the Kaiser 2002 Form 10-K)

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
        File No. 333-18723; the "MGHI 2001 Form 10-K")

10.3    Tax Allocation Agreement, dated as of August 4, 1993, between the
        Company and MAXXAM Group Inc. ("MGI") (incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to MGI's Registration Statement on
        Form S-2; Registration No. 33-56332)

10.4    Amendment of Tax Allocation Agreement, dated as of December 31, 2001, between the Company and MGI (incorporated herein by reference to Exhibit
        10.4 to the MGHI 2001 Form 10-K)

10.5    Tax Allocation Agreement, dated as of May 21, 1988, among the Company,
        MGI, Pacific Lumber and the corporations signatory thereto (incorporated herein by reference to Exhibit 10.8 to Pacific Lumber's Annual Report on
        Form 10-K for the year ended December 31, 1988; File No. 1-9204)

10.6    Tax Allocation Agreement, dated as of March 23, 1993, among Pacific
        Lumber, Scotia Pacific Holding Company, Salmon Creek Corporation
        ("SALMON CREEK") and the Company ("PACIFIC LUMBER TAX ALLOCATION
        AGREEMENT") (incorporated herein by reference to Exhibit 10.1 to
        Amendment No. 3 to Scotia Pacific's Registration Statement on Form S-1;
        Registration No. 33- 55538)

10.7    Amendment of Pacific Lumber Tax Allocation Agreement, dated as of
        December 31, 2001 (incorporated herein by reference to Exhibit 10.7 to the MGHI 2001 Form 10-K)

10.8    Tax Allocation Agreement, dated as of July 3, 1990, between the Company and Britt Lumber Co., Inc. (incorporated herein by reference to Exhibit
        10.4 to MGI's Annual Report on Form 10-K for the year ended December 31,
        1993; File No. 1-8857)

10.9    New Master Purchase Agreement, dated as of July 20, 1998, between Scotia
        LLC and Pacific Lumber (incorporated herein by reference to Exhibit 10.1 to MGHI's Quarterly Report on Form 10-Q for the quarter ended June 30,
        1998; File No. 333-18723; the "MGHI June 1998 Form 10-Q")

10.10   New Services Agreement, dated as of July 20, 1998, between Pacific
        Lumber and Scotia LLC (incorporated herein by reference to Exhibit 10.2 to the MGHI June 1998 Form 10-Q)

10.11   New Additional Services Agreement, dated as of July 20, 1998, between
        Scotia LLC and Pacific Lumber (incorporated herein by reference to
        Exhibit 10.3 to the MGHI June 1998 Form 10-Q)

10.12   New Reciprocal Rights Agreement, dated as of July 20, 1998, among
        Pacific Lumber, Scotia LLC and Salmon Creek Corporation (incorporated herein by reference to Exhibit 10.4 to the MGHI June 1998 Form 10-Q)

10.13   New Environmental Indemnification Agreement, dated as of July 20, 1998, between Pacific Lumber and Scotia LLC (incorporated herein by reference to Exhibit 10.5 to the MGHI June 1998 Form 10-Q)

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

10.15   Agreement Relating to Enforcement of AB 1986 dated as of February 25,
        1999 by and among The California Resources Agency, CDF&G, CDF, The
        California Wildlife Conservation Board , Pacific Lumber, Salmon Creek
        and Scotia LLC (incorporated herein by reference to Exhibit 99.4 to the
        Scotia LLC March 19, 1999 Form 8-K)

10.16   Habitat Conservation Plan dated February 1999 for the Properties of
        Pacific Lumber, Scotia LLC and Salmon Creek (incorporated herein by reference to Exhibit 99.5 to the Scotia LLC March 19, 1999 Form 8-K)

10.17   Letter dated February 25, 1999 from the CDF to Pacific Lumber
        (incorporated herein by reference to Exhibit 99.8 to the Scotia LLC
        March 19, 1999 Form 8-K)

10.18   Letter dated March 1, 1999 from the CDF to Pacific Lumber (incorporated herein by reference to Exhibit 99.9 to the Scotia LLC March 19, 1999
        Form 8-K)

10.19   Letter dated March 1, 1999 from the U.S. Department of the Interior Fish and Wildlife Service and the U.S. Department of Commerce National
        Oceanic and Atmospheric Administration to Pacific Lumber, Salmon Creek
        and Scotia LLC (incorporated herein by reference to Exhibit 99.10 to the
        Scotia LLC March 19, 1999 Form 8-K)

10.20   [Reserved] Executive Compensation Plans and Arrangements

10.21   MAXXAM 2002 Omnibus Employee Incentive Plan (incorporated hereby reference to Exhibit 99 to the Company's Proxy Statement dated April 30, 2002)

*10.22  Form of Stock Option Agreement under the MAXXAM 2002 Omnibus Employee
        Incentive Plan

10.23   MAXXAM 1994 Omnibus Employee Incentive Plan (incorporated herein by reference to Exhibit 99 to the Company's Proxy Statement dated April 29,
        1994; the "Company 1994 Proxy Statement")

10.24   Form of Stock Option Agreement under the MAXXAM 1994 Omnibus Employee
        Incentive Plan (incorporated herein by reference to Exhibit 10.30 to the
        Company's Annual Report on Form 10-K for the year ended December 31,
        1994; the "Company 1994 Form 10-K")

10.25   MAXXAM 1994 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 99 to the Company 1994 Proxy Statement)

10.26   Amendment No. 1 to the MAXXAM 1994 Non-Employee Director Stock Plan
        (incorporated herein by reference to Exhibit 10.22 to the Company 's
        Annual Report on Form 10-K for the year ended December 31, 1997)

10.27   Form of Stock Option Agreement under the MAXXAM 1994 Non-Employee
        Director Plan (incorporated herein by reference to Exhibit 10.32 to the
        Company 1994 Form 10-K)

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
        1995)

10.31   MAXXAM Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10(ii) to MGI's Registration Statement on Form S-4
        on Form S-2; Registration No. 33-42300)

10.32   Form of Company Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K
        for the year ended December 31, 1995)

10.33   Kaiser 1997 Omnibus Stock Incentive Plan (incorporated by reference to
        Appendix A to Kaiser's Proxy Statement dated April 29, 1997; File No.
        1-9447)

10.34   Form of Restricted Stock Agreement for restricted shares issued commencing January 1, 2001 under the 1997 Kaiser Omnibus Stock Incentive
        Plan (incorporated herein by reference to Exhibit 10.3 to Kaiser's
        Quarterly Report on Form 10-Q for the quarter ended June 30, 2001; File
        No. 1-9447)

10.35   Form of Non-Employee Director Stock Option Grant for options issued commencing January 1, 2001 under the 1997 Kaiser Omnibus Stock Incentive
        Plan (incorporated herein by reference to Exhibit 10.1 to Kaiser's
        Quarterly Report on Form 10-Q for the quarter ended June 30, 2001; File
        No. 1-9447)

10.36   Executive Employment Agreement between the Company and J. Kent Friedman dated as of November 29, 1999 (incorporated herein by reference to
        Exhibit 10.52 to the Company 1999 Form 10-K)

10.37   Restricted Stock Agreement between the Company and Charles E. Hurwitz effective as of December 13, 1999 (incorporated herein by reference to
        Exhibit 10.53 to the Company 1999 Form 10-K)

10.38   Kaiser Retention Plan, dated January 15, 2002 (incorporated herein by reference to Exhibit 10.35 to the Kaiser 2001 Form 10-K)

10.39   Form of Retention Agreement to Kaiser Retention Plan (incorporated herein by reference to Exhibit 10.36 to the Kaiser 2001 Form 10-K)

*21.1   List of the Company's Subsidiaries

*23.1   Consent of Deloitte & Touche LLP

*23.2   Notice Regarding Arthur Andersen Consent

*99.1   Consolidated Financial Statements for Kaiser Aluminum Corporation

---------------------------

* Included with this filing