Form 10-Q
period 2003-03-31
MAXXAM INC
filed 2003-05-15
CIK 63814

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Number of shares of common stock outstanding at May 9, 2003: 6,527,671

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION

    Item 1.   Financial Statements:
              Consolidated Balance Sheet
              Consolidated Statement of Operations
              Consolidated Statement of Cash Flows
              Condensed Notes to Consolidated Financial Statements

    Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk

    Item 4.   Disclosure Controls and Procedures

PART II. - OTHER INFORMATION

    Item 1.   Legal Proceedings
    Item 6.   Exhibits and Reports on Form 8-K
    Signatures
    Certifications

APPENDIX A - GLOSSARY OF DEFINED TERMS

                          MAXXAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                          MARCH 31,   DECEMBER 31,
                                                                                            2003          2002
                                                                                        ------------- -------------
                                                                                                (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents........................................................... $       31.1  $       45.6
   Marketable securities...............................................................        109.0         105.7
   Receivables:
      Trade, net of allowance for doubtful accounts of $3.0 and $2.9, respectively.....         13.3          11.4
      Other............................................................................         12.4           4.6
   Inventories:
      Lumber...........................................................................         23.9          22.2
      Logs.............................................................................         10.6          12.4
   Prepaid expenses and other current assets...........................................         39.8          41.8
                                                                                        ------------- -------------
      Total current assets.............................................................        240.1         243.7
Property, plant and equipment, net of accumulated depreciation of $146.7 and
   $140.4, respectively................................................................        371.1         375.2
Timber and timberlands, net of accumulated depletion of $207.1 and $204.5,
   respectively........................................................................        224.9         227.3
Deferred income taxes..................................................................         82.4          82.4
Restricted cash, marketable securities and other investments...........................         51.5          63.6
Long-term receivables and other assets.................................................        110.8         115.1
                                                                                        ------------- -------------
                                                                                        $    1,080.8  $    1,107.3
                                                                                        ============= =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable.................................................................... $       10.8  $       12.2
   Accrued interest....................................................................         11.9          26.0
   Accrued compensation and related benefits...........................................         18.1          14.0
   Other accrued liabilities...........................................................         21.5          27.6
   Short-term borrowings and current maturities of long-term debt, excluding $2.9 and
      $2.6, respectively, of repurchased Timber Notes held in the SAR Account..........         43.5          30.5
                                                                                        ------------- -------------
        Total current liabilities......................................................        105.8         110.3
Long-term debt, less current maturities and excluding $50.6 and $52.8, respectively, of
   repurchased Timber Notes held in the SAR Account....................................        969.5         982.3
Accrued postretirement medical benefits................................................         10.2          10.3
Losses in excess of investment in Kaiser...............................................        516.2         516.2
Other noncurrent liabilities...........................................................         71.8          70.7
                                                                                        ------------- -------------
        Total liabilities..............................................................      1,673.5       1,689.8
                                                                                        ------------- -------------
Commitments and contingencies (see Note 8)
Stockholders' deficit:
   Preferred stock, $0.50 par value; $0.75 liquidation preference; Class A $0.05
      Non-Cumulative Participating Convertible Preferred Stock; 12,500,000
      shares authorized; 669,235 shares issued; 668,390 shares outstanding.............          0.3           0.3
   Common stock, $0.50 par value; 28,000,000 shares authorized;
      10,063,359 shares issued; 6,527,671 shares outstanding...........................          5.0           5.0
   Additional capital..................................................................        225.3         225.3
   Accumulated deficit.................................................................       (618.7)       (608.2)
   Accumulated other comprehensive loss................................................        (88.9)        (89.2)
   Treasury stock, at cost (shares held:  preferred - 845; common - 3,535,688) ........       (115.7)       (115.7)
                                                                                        ------------- -------------
        Total stockholders' deficit....................................................       (592.7)       (582.5)
                                                                                        ------------- -------------
                                                                                        $    1,080.8  $    1,107.3
                                                                                        ============= =============

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
             (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE INFORMATION)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            -----------------------
                                                                                               2003        2002
                                                                                            ----------  -----------
                                                                                                  (UNAUDITED)
Net sales:
   Forest products........................................................................  $    45.3   $     47.9
   Real estate............................................................................       14.0         15.1
   Racing.................................................................................        9.4          9.8
   Aluminum...............................................................................          -        167.5
                                                                                            ----------  -----------
                                                                                                 68.7        240.3
                                                                                            ----------  -----------
Cost and expenses:
   Cost of sales and operations:
      Forest products.....................................................................       32.4         35.4
      Real estate.........................................................................        6.6          5.5
      Racing..............................................................................        6.0          5.5
      Aluminum............................................................................          -        158.7
   Selling, general and administrative expenses...........................................       15.3         37.5
   Depreciation, depletion and amortization...............................................        9.1         18.1
                                                                                            ----------  -----------
                                                                                                 69.4        260.7
                                                                                            ----------  -----------

Operating income (loss):
   Forest products........................................................................        1.3          2.5
   Real estate............................................................................       (0.7)         2.4
   Racing.................................................................................        0.6          1.1
   Aluminum...............................................................................          -        (23.6)
   Corporate..............................................................................       (1.9)        (2.8)
                                                                                            ----------  -----------
                                                                                                 (0.7)       (20.4)
Other income (expense):
   Investment, interest and other income (expense), net...................................        9.5          0.3
   Interest expense.......................................................................      (18.7)       (32.2)
   Amortization of deferred financing costs...............................................       (0.6)        (1.1)
                                                                                            ----------  -----------
Loss before income taxes and minority interests...........................................      (10.5)       (53.4)
Provision for income taxes................................................................          -         (1.7)
Minority interests........................................................................          -          0.9
                                                                                            ----------  -----------
Net loss..................................................................................  $   (10.5)  $    (54.2)
                                                                                            ==========  ===========

Basic and diluted loss per common and common equivalent share.............................  $   (1.61)  $    (8.30)
                                                                                            ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            -----------------------
                                                                                               2003        2002
                                                                                            ----------  -----------
                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...............................................................................  $   (10.5)  $    (54.2)
   Adjustments to reconcile net loss to net cash used for operating activities:
      Depreciation, depletion and amortization............................................        9.1         18.1
      Losses (gains) on sales of assets...................................................        0.5         (5.2)
      Net gains on marketable securities..................................................       (0.5)        (1.1)
      Minority interests..................................................................          -         (0.9)
      Amortization of deferred financing costs and discounts on long-term debt............        0.6          1.1
      Equity in earnings (loss) of unconsolidated affiliates, net of dividends received...       (0.4)         0.9
      Increase (decrease) in cash resulting from changes in:
        Receivables.......................................................................       (9.5)        11.6
        Inventories.......................................................................          -          6.2
        Prepaid expenses and other assets.................................................        2.8         51.1
        Accounts payable..................................................................       (1.4)         8.5
        Accrued and deferred income taxes.................................................          -         (3.9)
        Payable to affiliates and other accrued liabilities...............................       (2.2)       (51.3)
        Accrued interest..................................................................      (14.1)        (7.2)
        Long-term assets and long-term liabilities........................................        2.9        (22.3)
        Other.............................................................................        1.0          0.1
                                                                                            ----------  -----------
        Net cash used for operating activities............................................      (21.7)       (48.5)
                                                                                            ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from dispositions of property and investments.............................        0.7          5.4
   Net sales (purchases) of marketable securities and other investments...................       (0.4)         1.4
   Capital expenditures...................................................................       (3.5)        (7.8)
   Decrease in cash attributable to deconsolidation of Kaiser.............................          -       (130.4)
   Other..................................................................................          -          0.1
                                                                                            ----------  -----------
        Net cash used for investing activities............................................       (3.2)      (131.3)
                                                                                            ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of long-term debt..............................................        0.2          1.8
   Redemptions, repurchases of and principal payments on long-term debt...................      (14.7)       (27.6)
   Borrowings (repayments) under revolving and short-term credit facilities...............       14.7        (19.9)
   Restricted cash withdrawals, net.......................................................       10.2         31.2
                                                                                            ----------  -----------
        Net cash provided by (used for) financing activities..............................       10.4        (14.5)
                                                                                            ----------  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.................................................      (14.5)      (194.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................................       45.6        272.2
                                                                                            ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................................  $    31.1   $     77.9
                                                                                            ==========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest.............................................  $    32.8   $     39.4

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

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
and its majority and wholly owned subsidiaries (but exclusive of Kaiser and its subsidiaries), unless otherwise indicated or the context indicates otherwise.
All references to "Kaiser," "MGHI," "Pacific Lumber," "MPC" and "SHRP, Ltd."
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
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2003, and the consolidated results of operations and cash flows for the three months ended March 31, 2003 and 2002.

      Reclassifications
      The adoption of SFAS No. 145 resulted in the inclusion of $2.8 million of gains on repurchases of debt for the period ended March 31, 2002, in investment, interest and other income rather than as an extraordinary item in the accompanying financial statements (see Note 2).

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

      The Company expects it will consider reversal of its losses in excess of its investment in Kaiser when either: (1) Kaiser's bankruptcy is resolved and the amount of the Company's remaining investment in Kaiser is determined or (2)
the Company disposes of its shares of Kaiser common stock. Accordingly, these consolidated financial statements do not reflect any adjustments related to the deconsolidation of Kaiser other than presenting the Company's investment in
Kaiser using the cost method. When either of the events described above occurs, the Company will re-evaluate the appropriate accounting treatment of its investment in Kaiser based upon the facts and circumstances at such time. It is likely that the Company's ownership interest in Kaiser will be diluted or cancelled as a result of a plan of reorganization applicable to Kaiser. See Note
5 for further discussion of the Company's investment in Kaiser.

      The following financial information is presented for comparison purposes.
The financial information for the three months ended March 31, 2002, is condensed pro forma financial information which reflects the results of operations of the Company excluding Kaiser (in millions, except share data).

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                            2003          2002
                                                                                       -------------- -------------
Net sales............................................................................. $        68.7  $       72.8
Costs and expenses....................................................................         (69.4)        (69.6)
                                                                                       -------------- -------------
Operating income (loss)...............................................................          (0.7)          3.2
Other income (expenses), net..........................................................           9.5           8.4
Interest expense and amortization of deferred financing costs.........................         (19.3)        (20.6)
                                                                                       -------------- -------------
Loss before income taxes..............................................................         (10.5)         (9.0)
Income tax benefit....................................................................             -           3.1
                                                                                       -------------- -------------
Net loss.............................................................................. $       (10.5) $       (5.9)
                                                                                       ============== =============
Basic and diluted loss per share...................................................... $       (1.61) $      (0.88)
                                                                                       ============== =============

2.    NEW ACCOUNTING STANDARDS

      Accounting for Asset Retirement Obligations
      In June 2001, the FASB issued SFAS No. 143, which addresses accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The Company adopted
SFAS No. 143 effective January 1, 2003. In general, SFAS No. 143 requires the recognition of a liability resulting from anticipated asset retirement obligations, offset by an increase in the value of the associated productive asset for such anticipated costs. Over the life of the asset, depreciation expense is to include the ratable expensing of the retirement cost included with the asset value. The statement applies to all legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and/or normal operation of a long- lived asset, except for certain lease obligations. Excluded from this statement are obligations arising solely from a plan to dispose of a long-lived asset and obligations that result from the improper operation of an asset (i.e. certain types of environmental obligations). The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial statements.

      Classification of Gains and Losses from Extinguishment of Debt
      In April 2002, the FASB issued SFAS No. 145, which, among other things, rescinds the previous guidance for debt extinguishments. SFAS No. 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. However, transactions are not prohibited from extraordinary item classification if they meet the criteria in APB Opinion 30. Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 effective January 1, 2003. The adoption of SFAS No. 145 resulted in the inclusion of gains on repurchases of debt in investment, interest and other income rather than as an extraordinary item in the financial statements.

      Accounting for Costs Associated with Exit and Disposal Activities
      In July 2002, the FASB issued SFAS No. 146. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued
operation, plant closing, or other exit or disposal activity. This statement is applicable to exit or disposal activities initiated after December 31, 2002.

      Accounting for Stock-Based Compensation
      In December 2002, the FASB issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company has not changed to the fair value based method of accounting for stock- based employee compensation. The disclosures required under SFAS No. 148 are reflected in Note 9.

      Accounting for and Disclosure of Guarantees
      In November 2002, the FASB issued FIN 45, which elaborates on the disclosures required to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after
December 31, 2002. The disclosure requirements of FIN 45 are effective for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations.

      Consolidation of Variable Interest Entities
      In January 2003, the FASB issued FIN 46, which establishes criteria to identify and assess a company's interest in variable interest entities and for consolidating those entities. FIN 46 is currently effective for variable interest entities created or obtained after January 2003, and will be effective for all variable interest entities for interim periods beginning after June 15,
2003. The adoption of FIN 46 is not expected to require the consolidation by the
Company of any additional entities.

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

                                   REPORTABLE SEGMENTS
                              -----------------------------               CONSOLIDATED
                               FOREST    REAL                           TOTAL EXCLUDING               CONSOLIDATED
                              PRODUCTS  ESTATE     RACING    CORPORATE      ALUMINUM      ALUMINUM        TOTAL
                              --------- ------- ----------- ----------- --------------- ------------  -------------
Depreciation, depletion and
   amortization for the
   three months ended:
      March 31, 2003......... $    5.1  $  3.6  $      0.4  $        -  $          9.1  $        -    $        9.1
      March 31, 2002.........      5.3     2.6         0.4         0.1             8.4         9.7(1)         18.1

Total assets as of:
      March 31, 2003.........    502.5   368.5        33.9       175.9         1,080.8           -(2)      1,080.8
      December 31, 2002......    525.3   377.1        36.4       168.5         1,107.3           -(2)      1,107.3

--------------------

(1)   Amounts attributable to the aluminum segment are for the period from
      January 1, 2002, through February 11, 2002.
(2)   As a result of the deconsolidation of Kaiser, the aluminum segment's balance sheet amounts are not included in the consolidated totals.

      OTHER ITEMS

      Real Estate
      The real estate segment's investment, interest and other income (expense)
includes the following (in millions):

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               -----------------------
                                                                  2003        2002
                                                               ----------- -----------
Equity in earnings from real estate joint ventures...........  $      0.4  $       0.1
                                                               =========== ===========

      Corporate
      Corporate investment, interest and other income (expense) for the three months ended March 31, 2003, includes $8.0 million of insurance recoveries related to the OTS and FDIC actions discussed in Note 8.

4.    RESTRICTED CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      The following amounts are restricted (in millions):

                                                                                           MARCH 31,    DECEMBER 31,
                                                                                             2003           2002
                                                                                         ------------- --------------
CURRENT ASSETS:
   Restricted cash and cash equivalents................................................ $         2.8  $         9.9
                                                                                         ------------- --------------
   Marketable securities, restricted:
      Amounts held in SAR Account......................................................          21.3           19.3
                                                                                         ------------- --------------

Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account.........................................................          87.0          101.6
   Other amounts restricted under the Timber Notes Indenture...........................           2.6            2.6
   Other long-term restricted cash.....................................................          10.5           10.7
   Less: Amounts attributable to repurchased Timber Notes held in SAR Account..........         (48.6)         (51.3)
                                                                                         ------------- --------------
                                                                                                 51.5           63.6
                                                                                         ------------- --------------

Total restricted cash, cash equivalents, marketable securities and other investments...  $       75.6  $        92.8
                                                                                         ============= ==============

5.    INVESTMENT IN KAISER

      Kaiser, its principal operating subsidiary, KACC, and 24 of KACC's wholly owned subsidiaries have filed separate voluntary petitions in the Bankruptcy
Court for reorganization under Chapter 11 of the Code. The Original Debtors filed petitions on February 12, 2002. Additional subsidiaries of KACC filed petitions in the first quarter of 2003. The Cases are being jointly administered with the Debtors managing their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the
Bankruptcy Court.

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
The Bankruptcy Court has subsequently approved several extensions of the exclusivity period for all Debtors. A motion to extend the exclusivity period through July 31, 2003, was filed by the Debtors in late April 2003, and the
Debtors expect the motion to be approved by the Bankruptcy Court. Kaiser has related that additional extensions are likely to be sought. However, no assurance can be given that any future extension requests will be granted by the
Bankruptcy Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite number of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

      In April 2002, Kaiser filed a motion seeking an order of the Bankruptcy
Court prohibiting the Company (or MGHI), without first seeking Bankruptcy Court relief, from making any disposition of its stock of Kaiser, including any sale, transfer, or exchange of such stock or treating any of its Kaiser stock as worthless for federal income tax purposes. Kaiser indicated in its Bankruptcy
Court filing that it was concerned that such a transaction could have the effect of depriving Kaiser of the ability to utilize the full value of its net operating losses, foreign tax credits and minimum tax credits. In July 2002, the
Company and MGHI agreed with Kaiser that they would not dispose of any of their
Kaiser shares prior to a hearing on the April 2002 motion. The parties also agreed that the Company (or MGHI) may upon 10 days written notice to Kaiser (a)
request the Bankruptcy Court to hear the matter at a special hearing or (b) have the matter heard at one of Kaiser's scheduled monthly bankruptcy hearings.

      As of May 9, 2003 the Company owns 50,000,000 shares of the common stock of Kaiser directly and through MGHI. Kaiser's common stock is publicly traded on the OTC Bulletin Board under the trading symbol "KLUCQ." The market value for the Kaiser Shares based on the price per share quoted at the close of business on May 9, 2003 was $2.0 million. There can be no assurance that such value would be realized should the Kaiser shares owned by the Company be sold.

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

                                                                                          MARCH 31,   DECEMBER 31,
                                                                                            2003          2002
                                                                                         -----------  ------------

Current assets.......................................................................... $    533.3   $     516.6
Investments in and advances to unconsolidated affiliates................................       73.4          69.7
Property, plant and equipment, net......................................................      990.8       1,009.9
Other assets............................................................................      547.5         629.2
                                                                                         -----------  ------------
                                                                                         $  2,145.0   $   2,225.4
                                                                                         ===========  ============

Current liabilities..................................................................... $    329.5   $     333.6
Other long-term liabilities.............................................................       83.3          86.9
Long-term debt..........................................................................       42.6          42.7
Liabilities subject to compromise.......................................................    2,719.8       2,726.0
Minority interests......................................................................      122.2         121.8
Stockholders' deficit...................................................................   (1,152.4)     (1,085.6)
                                                                                         -----------  ------------
                                                                                         $  2,145.0   $   2,225.4
                                                                                         ===========  ============

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                          -------------------------
                                                                                             2003          2002
                                                                                          -----------  ------------

Net sales................................................................................ $    339.4   $     370.6
Costs and expenses.......................................................................     (398.5)       (405.5)
Other income (expenses), net.............................................................      (11.3)        (21.0)
                                                                                          -----------  ------------
Loss before income taxes, minority interests and discontinued operations.................      (70.4)        (55.9)
Provision for income taxes...............................................................       (4.7)         (8.0)
Minority interests.......................................................................        1.9           1.5
                                                                                          -----------  ------------
Loss from continuing operations..........................................................      (73.2)        (62.4)
Discontinued operations..................................................................        8.1          (1.7)
                                                                                          -----------  ------------
Net loss................................................................................. $    (65.1)  $     (64.1)
                                                                                          ===========  ============

6.    SHORT-TERM BORROWINGS

      The Pacific Lumber Credit Agreement provides for a two-year revolving line of credit expiring on August 13, 2004, with an aggregate commitment of $45.0 million. At March 31, 2003, $15.1 million of letters of credit and no borrowings were outstanding under this facility. Unused availability was limited to $15.9 million at March 31, 2003.

      The Scotia LLC Line of Credit allows Scotia LLC to borrow up to one year's interest on the Timber Notes. On May 31, 2002, the Scotia LLC Line of Credit was
extended for an additional year to July 11, 2003. Annually, Scotia
LLC will request that the Scotia LLC Line of Credit be extended for a period of not less than 364 days. If not extended, Scotia LLC may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the Aggregate Minimum Principal Amortization Amount, as
defined, then due), commencing approximately two and one-half years following the date of the draw. At March 31, 2003, Scotia LLC could have borrowed a maximum of $58.9 million under the Scotia LLC Line of Credit, and there was
$14.7 million outstanding under the Scotia LLC Line of Credit.

 7.   LONG-TERM DEBT

      Long-term debt consists of the following (in millions):

                                                                                          MARCH 31,   DECEMBER 31,
                                                                                            2003          2002
                                                                                        ------------- ------------

6.55% Scotia LLC Timber Notes due July 20, 2028.......................................  $       89.2  $     103.2
7.11% Scotia LLC Timber Notes due July 20, 2028.......................................         243.2        243.2
7.71% Scotia LLC Timber Notes due July 20, 2028.......................................         463.3        463.3
7.56% Lakepointe Notes due June 8, 2021...............................................         119.0        119.5
7.03% Motel Notes due May 1, 2018.....................................................          49.2         49.4
6.08% Beltway Notes due November 9, 2024..............................................          30.8         30.9
7.12% Palmas Country Club Notes due December 20, 2030.................................          30.0         30.0
Other notes and contracts, primarily secured by receivables, buildings, real estate
   and equipment......................................................................          27.1         28.7
                                                                                        ------------- ------------
                                                                                             1,051.8      1,068.2
Less: current maturities..............................................................         (28.8)       (30.5)
   Timber Notes held in SAR Account...................................................         (53.5)       (55.4)
                                                                                        ------------- ------------
                                                                                        $      969.5  $     982.3
                                                                                        ============= ============

      The amount attributable to the Timber Notes held in the SAR Account of
$48.6 million as of March 31, 2003, reflected in Note 4 above represents the amount paid to acquire $53.5 million principal amount of Timber Notes.

      In April 2003, $3.4 million of funds from the SAR Account were used to repurchase $4.0 million principal amount of Timber Notes, as permitted under the
Indenture, resulting in a gain of $0.4 million (net of unamortized deferred financing costs) on extinguishment of debt.

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

       The SYP complies with regulations of the California Board of Forestry and
Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual growth level during the last decade of the 100-year planning period. The SYP is effective for 10 years (subject to review after five years) and may be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs will be prepared every decade that address the harvest level based upon assessment of changes in the resource base and other factors. The HCP and the Permits allow incidental "take" of certain species located on the Company's timberlands which species have been listed by government entities under the ESA and/or the CESA so long as there is no
"jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years. Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work could continue for several more years.

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

      Beginning with the 2002-2003 winter operating period, Pacific Lumber and
Scotia LLC have been required to submit "Reports of Waste Discharge" to the
North Coast Water Board in order to conduct winter harvesting activities in the
Freshwater Creek and Elk River watersheds. After consideration of these reports, the North Coast Water Board imposed requirements on Pacific Lumber to implement additional mitigation and erosion control practices in these watersheds. These additional requirements have somewhat increased operating costs. The North Coast
Water Board issued the Elk River Order for the Elk River watershed. In addition, the North Coast Water Board has initiated the process which could result in similar orders for the Freshwater and Bear Creek watersheds, and is contemplating similar actions for the Jordan and Stitz Creeks watersheds. The
Elk River Order is aimed at addressing existing sediment production sites through clean up actions. The order, as well as additional orders in the other watersheds (should they be issued), could result in significant costs to Pacific
Lumber beginning in 2003 and extending over a number of years. Pacific Lumber has appealed the Elk River Order to the State Water Board, but the appeal is being held in abeyance while the matter is discussed with the North Coast Water
Board and its staff.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs, or carrying out certain other operations.

      In March 1999, the EPIC-SYP/Permits lawsuit was filed. This action alleges, among other things, various violations of the CESA and the California
Environmental Quality Act, and challenges, among other things, the validity and legality of the SYP and the Permits issued by California. The plaintiffs seek, among other things, injunctive relief to set aside California's approval of the
SYP and the Permits issued by California. In March 1999, the USWA lawsuit was filed challenging the validity and legality of the SYP. In connection with the
EPIC-SYP/Permits lawsuit, the trial judge has issued a stay of the effectiveness of the Permits for approval of new THPs, but released from the stay, and refused to enjoin, operations under THPs that were previously approved consistent with the Permits. In addition, on November 26, 2002, the Court exempted from the stay all in-process THPs submitted through mid-October 2002. Although the stay prevents the CDF from approving new THPs that rely upon the Permits, Pacific Lumber is obtaining review and approval of new THPs under a procedure provided for in the forest practice rules that does not depend upon the Permits. Because certain
THPs will not qualify for this procedure, there could be a reduction in 2003 harvest levels which could have an adverse impact on the Company. These two cases were consolidated for trial, which concluded on March 28, 2003. The judge has indicated that he expects to rule no earlier than July 2003. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Environmental Plans and is working with the relevant government agencies to defend these challenges. The Company does not believe the resolution of these matters should result in a material adverse effect on its financial condition, results of operations or liquidity. However, in addition to the potential short-term adverse impacts described above, these matters could have a long-term negative impact if they are decided adversely to the Company.

      In July 2001, the Bear Creek lawsuit was filed. The lawsuit alleges that
Pacific Lumber's harvesting and other activities under certain of its approved and proposed THPs will result in discharges of pollutants in violation of the
CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities, and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to
$27,500 per day for the defendant's alleged continued violation of the CWA. The
Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. Furthermore, EPA regulations specifically provide that such activities are not subject to CWA permitting requirements. The Company believes that it has strong legal defenses in this matter; however, there can be no assurance that this lawsuit will not have a material adverse impact on the
Company's consolidated financial condition, results of operations and/or liquidity.

      On November 20, 2002, the HWC lawsuit, naming Pacific Lumber as real party in interest, was filed. The suit seeks to enjoin timber operations in the Elk and Freshwater watersheds of the Company's timberlands until and unless the regional and state water boards impose on those operations waste discharge requirements that meet standards demanded by the plaintiff. The Company believes that Pacific Lumber and the regional and state boards have valid defenses to this action. However, an adverse ruling could result in a delay of timber operations that could have a material adverse impact on the Company's consolidated financial position, results of operations and/or liquidity.

      On February 24, 2003, the recently elected District Attorney of Humboldt
County filed the Humboldt DA action. The suit was filed under the California unfair competition law and alleges that Pacific Lumber, Scotia LLC and Salmon
Creek used certain unfair business practices in connection with completion of the Headwaters Agreement, and that this resulted in the ability to harvest significantly more trees under the Environmental Plans than would have otherwise been the case. The suit seeks a variety of remedies including a civil penalty of
$2,500 for each additional tree that has been or will be harvested due to this alleged increase in harvest, as well as restitution and an injunction in respect of the additional timber harvesting allegedly being conducted. On March 27,
2003, the Company filed a motion for sanctions and requested dismissal of the case. A hearing has been scheduled for May 23, 2003. The Company believes that this suit is without merit; however, there can be no assurance that the Company will prevail or that an adverse outcome would not be material to the Company's consolidated financial position, results of operations and/or liquidity.

      In November 2001, Pacific Lumber filed the THP No. 520 lawsuit alleging that the State Water Board had no legal authority to impose mitigation measures that were requested by the staff of the North Coast Water Board during the THP review process and rejected by the CDF. When the staff of the North Coast Water
Board attempted to impose these mitigation measures in spite of the CDF's decision, Pacific Lumber appealed to the State Water Board, which imposed certain of the requested mitigation measures and rejected others. Pacific Lumber filed the THP No. 520 lawsuit challenging the State Water Board's decision, and on January 24, 2003, the Court granted Pacific Lumber's request for an order invalidating the imposition of these additional measures. Other claims included in this action have been dismissed by Pacific Lumber without prejudice to its future rights. On March 25, 2003, the State Water Board appealed this decision.
While the Company believes the Court's decision will be sustained, a reversal could result in increased demands by the regional and state water boards and their staffs to impose controls and limitations on timber harvesting on Pacific
Lumber's timberlands beyond those provided for by the Environmental Plans.

      Pacific Lumber, Scotia LLC and certain of their affiliates are the defendants in the Cook action and the Cave action. On April 4, 2003, the plaintiffs in these actions filed amended complaints and served the defendants with notice of the actions. The Cook action alleges, among other things, that defendants' logging practices have contributed to an increase in flooding along
Freshwater Creek (which runs through Pacific Lumber's timberlands), resulting in personal injury and damages to the plaintiffs' properties. Plaintiffs further allege that in order to have THPs approved in the affected areas, the defendants engaged in certain unfair business practices. The plaintiffs seek, among other things, compensatory and exemplary damages, injunctive relief, and appointment of a receiver to ensure that the watershed is restored. The Cave action contains similar allegations and requests similar relief with respect to the Elk River watershed (a portion of which is contained on Pacific Lumber's timberlands). The
Company does not believe the resolution of these actions should result in a material adverse effect on its financial condition, results of operations or liquidity.

      While the Company expects environmentally focused objections and lawsuits to continue, it believes that the HCP, the SYP and the Permits should enhance its position in connection with these continuing challenges and, over time, reduce or minimize such challenges.

      OTS Contingency and Related Matters
      On December 26, 1995, the OTS initiated the OTS action against the Company and others alleging, among other things, misconduct by the Respondents and others with respect to the failure of USAT. The OTS sought damages ranging from
$326.6 million to $821.3 million under various theories. On October 17, 2002, the OTS action was settled for $0.2 million and with no admission of wrongdoing on the part of the Respondents.

      On August 2, 1995, the FDIC filed the FDIC action. The original complaint was against Mr. Hurwitz and alleged damages in excess of $250.0 million based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. The FDIC action has been dismissed as a result of the settlement of the OTS action. This dismissal does not affect the
FDIC counterclaim or motion for sanctions described in the following paragraph.

      On May 31, 2000, the Company, Federated and Mr. Hurwitz filed the FDIC counterclaim to the FDIC action. The FDIC counterclaim states that the FDIC illegally paid the OTS to bring claims against the Company, Federated and Mr.
Hurwitz. The plaintiffs are seeking reimbursement of attorneys' fees and damages from the FDIC. As of March 31, 2003, such fees, which have been recorded in the
Company's Consolidated Statement of Operations as incurred, were in excess of
$39.0 million. On November 8, 2002, the Company, Federated and Mr. Hurwitz filed an amended counterclaim and amended motion for sanctions. The Company, Federated and Mr. Hurwitz are pursuing the FDIC counterclaim vigorously.

      In September 1997, the Company filed suit against a group of its insurers after unsuccessful negotiations with certain of the insurers regarding coverage, under the terms of certain directors and officers liability policies, of expenses incurred in connection with the OTS and FDIC actions. The insurers requested arbitration, and as a result the lawsuit was dismissed in April 1998.
Following binding arbitration with the primary carrier in October 2002, on
February 20, 2003, the arbitration panel determined that the insurer should pay the Company approximately $6.5 million plus interest. The Company and the insurer subsequently agreed to settle this matter for $8.0 million, and such amount is reflected in investment, interest and other income (expense) for the three months ended March 31, 2003. As the limits of the primary policy were not reached by the arbitration panel's award, the Company does not expect to be able to recover any amounts from the other insurers.

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

9.    STOCK-BASED COMPENSATION PLANS

      Stock options issued to employees and outside directors are accounted for under the intrinsic value method of accounting as defined by APB Opinion No. 25 and related interpretations. The Company has not changed to the fair value based method of accounting for stock-based employee compensation. The following table illustrates the effect on net income and earnings per share had the Company accounted for its stock options under the fair value method of accounting under
SFAS 123, as amended by SFAS 148 (in millions, except per share information):

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          -----------------------
                                                                                             2003         2002
                                                                                          -----------  ----------
Net loss, as reported.................................................................... $    (10.5)  $   (54.2)
   Add: Stock-based employee compensation expenses included in reported net income, net of
      related tax effects................................................................          -           -
   Deduct: Total stock-based employee compensation expense determined under the fair value
      method for all awards, net of related tax effects..................................       (0.4)       (0.3)
                                                                                          -----------  ----------
Pro forma net income (loss).............................................................. $    (10.9)  $   (54.5)
                                                                                          ===========  ==========

Basic and diluted loss per share:
   As reported........................................................................... $    (1.61)  $   (8.30)
   Pro forma.............................................................................      (1.68)      (8.35)

   The fair value of stock options granted were estimated at the grant date using a Black-Scholes option pricing model and the following weighted average assumptions:

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          -----------------------
                                                                                             2003         2002
                                                                                          -----------  ----------

Dividend yield...........................................................................         -            -
Expected volatility......................................................................      0.38         0.36
Risk-free interest rate..................................................................      4.92%        5.32%
Expected life (years)....................................................................      6.63         6.59
Weighted average fair value.............................................................. $   10.65    $   13.65

10.   INCOME TAXES

      The Company generated a loss before income taxes of $10.5 million for the quarter ended March 31, 2003; however, the Company has recorded no tax benefit associated with the loss for the period. Each period, the Company evaluates the appropriate factors in determining the realizability of the deferred tax assets attributable to losses and credits generated in the current period and those being carried forward. These factors are discussed further in Note 12 to the
Company's consolidated financial statements included in the Form 10-K. Based on this evaluation, the Company provided valuation allowances with respect to the deferred tax assets attributable to losses and credits generated during the three months ended March 31, 2003. This valuation allowance was in addition to the valuation allowances which were provided in prior years.

11.   PER SHARE INFORMATION

      Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, including the weighted average impact of the shares of Common Stock issued and treasury stock acquired during the period from the date of issuance or repurchase and the dilutive effect of Class A Preferred Stock which is convertible into Common Stock. Diluted earnings per share calculations also include the dilutive effect of common and preferred stock options.

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      -----------------------------
                                                                                          2003            2002
                                                                                      -------------  --------------
Weighted average shares outstanding:
   Common Stock.....................................................................     6,527,671       6,527,671
   Effect of dilution:
      Class A Preferred Stock (1)...................................................             -               -
                                                                                      -------------  --------------
Weighted average number of common and common equivalent  shares - Basic.............     6,527,671       6,527,671
   Effect of dilution:
      Stock options (1).............................................................             -               -
                                                                                      -------------  --------------
Weighted average number of common and common equivalent  shares - Diluted...........     6,527,671       6,527,671
                                                                                      =============  ==============
------------------

(1)     The Class A Preferred Stock and options were not included in the computation of basic or diluted earnings per share because the Company had a loss for the three months ended March 31, 2003 and 2002, respectively.

12.   COMPREHENSIVE LOSS

      The following table sets forth comprehensive loss (in millions).

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                  ---------------------------------
                                                                                        2003             2002
                                                                                  ----------------  ---------------
Net loss:........................................................................ $         (10.5)  $        (54.2)
   Other comprehensive income (loss):
      Unrealized gains (losses) on available-for-sale investments................             0.3             (1.1)
      Applicable income taxes....................................................               -              0.5
                                                                                  ----------------  ---------------
Total comprehensive loss......................................................... $         (10.2)  $        (54.8)
                                                                                  ================  ===============

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

      The following should be read in conjunction with the financial statements in Part I, Item 1 of this Report and Item 7. "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and Item 8.
"Financial Statements and Supplementary Data" of the Form 10-K. Any capitalized terms used but not defined in this Item are defined in the "Glossary of Defined
Terms" contained in Appendix A. Except as otherwise noted, all references to notes represent the Condensed Notes to Consolidated Financial Statements
included herein.

      This Quarterly Report on Form 10-Q contains statements which constitute
"forward-looking statements" within the meaning of the PSLRA. These statements appear in a number of places in this section and in Part II. Item 1. "Legal
Proceedings." Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should,"
"plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. This Form 10-Q and the Form 10-K identify other factors which could cause differences between such forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RESULTS OF OPERATIONS

      The Company operates in three industries: forest products, through MGI and its wholly owned subsidiaries, principally Pacific Lumber, Scotia LLC and Britt;
real estate investment and development, managed through MPC; and racing operations through SHRP, Ltd. MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company. In addition, the Company owns 62% of Kaiser, an integrated aluminum producer. All references to the "Company" include MAXXAM Inc.
and its majority and wholly owned subsidiaries (but exclusive of Kaiser and its subsidiaries), unless otherwise indicated or the context indicates otherwise.
All references to "Kaiser," "MGHI," "Pacific Lumber," "MPC" and "SHRP, Ltd."
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

      The following financial information is presented for comparison purposes.
The financial information for the three months ended March 31, 2002, is condensed pro forma financial information which reflects the results of operations of the Company excluding Kaiser (in millions, except share data).

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                            2003          2002
                                                                                       -------------- -------------
Net sales............................................................................. $        68.7  $       72.8
Costs and expenses....................................................................         (69.4)        (69.6)
                                                                                       -------------- -------------
Operating income (loss)...............................................................          (0.7)          3.2
Other income (expenses), net..........................................................           9.5           8.4
Interest expense and amortization of deferred financing costs.........................         (19.3)        (20.6)
                                                                                       -------------- -------------
Loss before income taxes..............................................................         (10.5)         (9.0)
Income tax benefit....................................................................             -           3.1
                                                                                       -------------- -------------
Net loss.............................................................................. $       (10.5) $       (5.9)
                                                                                       ============== =============
Basic and diluted loss per share...................................................... $       (1.61) $      (0.88)
                                                                                       ============== =============

      See Notes 1 and 5 for further discussion of Kaiser's reorganization proceedings and other information regarding the Company's investment in Kaiser.

   FOREST PRODUCTS OPERATIONS

      Industry Overview and Selected Operational Data
      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and above for cautionary information with respect to such forward-looking statements.

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

      Regulatory and environmental matters play a significant role in the
Company's forest products operations. See Item 1. "Business--Forest Products
Operations--Regulatory and Environmental Factors" of the Form 10-K and Note 8
for a discussion of these matters. Although Pacific Lumber experienced improvements in the rate of approvals of THPs in 2001 and 2002, regulatory compliance and related litigation may at times cause delays in obtaining approvals of THPs and delays in harvesting on THPs once they are approved. This could result in a decline in harvest, an increase in the cost of logging operations, and lower net sales, as well as increased costs related to timber harvest litigation. As discussed in Note 8, the North Coast Water Board is requiring Pacific Lumber to apply certain waste discharge requirements to approved
THPs covering winter harvesting operations in the Freshwater, Elk River and Bear
Creek watersheds, and the North Coast Water Board could require Pacific Lumber to follow waste discharge requirements before harvesting operations are conducted on THPs in other watersheds. This requirement could cause delays in harvesting. A stay issued in connection with the EPIC-SYP/Permits lawsuit requires Pacific Lumber to follow an alternative THP approval process for THPs submitted to the CDF after mid-October of 2002, which could result in a reduction in 2003 harvest levels.

      Furthermore, there can be no assurance that certain other pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, adverse weather conditions, or low lumber or log prices, will not have a material adverse effect on the
Company's financial position, results of operations or liquidity. See Note 8 for further information regarding regulatory and legal proceedings affecting the
Company's forest products operations.

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

      The following table presents selected operational and financial information for the three months ended March 31, 2003 and 2002, for the
Company's forest products operations.

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                     ------------------------------
                                                                                          2003            2002
                                                                                     --------------  --------------
                                                                                        (IN MILLIONS OF DOLLARS,
                                                                                      EXCEPT SHIPMENTS AND PRICES)
Shipments:
   Lumber: (1)
      Redwood upper grades........................................................             5.9             6.6
      Redwood common grades.......................................................            50.0            52.7
      Douglas-fir upper grades....................................................             0.9             1.3
      Douglas-fir common grades...................................................             9.6             2.4
      Other.......................................................................               -             0.1
                                                                                     --------------  --------------
   Total lumber...................................................................            66.4            63.1
                                                                                     ==============  ==============
   Wood chips (2).................................................................            21.1            15.3
                                                                                     ==============  ==============

Average sales price:
   Lumber: (3)
      Redwood upper grades........................................................   $       1,266   $       1,365
      Redwood common grades.......................................................             569             531
      Douglas-fir upper grades....................................................           1,507           1,265
      Douglas-fir common grades...................................................             331             341
   Wood chips (4).................................................................              45              34

Net sales:
   Lumber, net of discount........................................................   $        40.2   $        39.1
   Logs...........................................................................             0.9             5.4
   Wood chips.....................................................................             1.0             0.5
   Cogeneration power.............................................................             2.6             2.3
   Other..........................................................................             0.6             0.6
                                                                                     --------------  --------------
      Total net sales.............................................................   $        45.3   $        47.9
                                                                                     ==============  ==============
Operating income..................................................................   $         1.3   $         2.5
                                                                                     ==============  ==============
Loss before income taxes and minority interests...................................   $       (13.2)  $        (9.3)
                                                                                     ==============  ==============
---------------------------

(1)   Lumber shipments are expressed in millions of board feet.
(2)   Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(3)   Dollars per thousand board feet.
(4)   Dollars per bone dry unit.

      Net Sales
      Net sales for the forest products segment decreased for the three months ended March 31, 2003, from the comparable prior year period. Net sales from lumber increased $1.1 million primarily as a result of higher prices for redwood common grade lumber. This improvement in net sales was more than offset, however, by a decrease of $4.5 million in revenues from logs sold to third parties.

      Operating Income
      Operating income for the segment declined for the first quarter of 2003 as compared to the first quarter of 2002. A decrease in the cost of sales and operations for the forest products segment for the first quarter of 2003 versus the first quarter of 2002 more than offset the decline in net sales discussed above. However, the benefit of lower cost of sales was partially offset by an increase in selling, general and administrative expenses attributable primarily to increased costs related to various legal matters.

      Loss Before Income Taxes and Minority Interests
      The forest products segment's loss before income taxes and minority interests increased for the first quarter of 2003 as compared to the prior year first quarter. Results for the first quarter of 2002 included a gain on the sale of machinery and equipment. In addition, earnings on cash, cash equivalents and short-term investments were also higher in 2002. The decrease is also attributable to the factors which led to the decline in operating results discussed above.

      REAL ESTATE OPERATIONS

      Industry Overview and Selected Operational Data
      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Arizona,
California, Puerto Rico, and Texas. The following table presents selected operational and financial information for the three months ended March 31, 2003 and 2002, for the Company's real estate operations.

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            -----------------------
                                                                                               2003        2002
                                                                                            ----------  -----------
                                                                                            (IN MILLIONS OF DOLLARS)

Net sales:
   Real estate:
      Fountain Hills......................................................................  $    1.4    $      3.0
      Mirada..............................................................................       1.2             -
      Palmas del Mar......................................................................       4.0           5.5
      Other...............................................................................         -           0.3
                                                                                            ----------  -----------
        Total.............................................................................       6.6           8.8
                                                                                            ----------  -----------

   Resort, commercial and other:
      Fountain Hills......................................................................        0.7          0.9
      Mirada..............................................................................          -            -
      Palmas del Mar......................................................................        2.6          3.3
      Commercial lease properties.........................................................        4.0          2.1
      Other...............................................................................        0.1            -
                                                                                            ----------  -----------
        Total.............................................................................        7.4          6.3
                                                                                            ----------  -----------

   Total net sales........................................................................  $    14.0   $     15.1
                                                                                            ==========  ===========

Operating income (loss):
   Fountain Hills.........................................................................  $    (0.5)  $      0.1
   Mirada.................................................................................          -         (0.5)
   Palmas del Mar.........................................................................       (1.5)         2.0
   Commercial lease properties............................................................        1.5          0.8
   Other..................................................................................       (0.2)           -
                                                                                            ----------  -----------
      Total operating income (loss).......................................................  $    (0.7)  $      2.4
                                                                                            ==========  ===========

Investment, interest and other income (expense), net:
   Equity in earnings from real estate joint ventures.....................................  $     0.4   $      0.1
   Other..................................................................................        0.6          1.2
                                                                                            ----------  -----------
                                                                                            $     1.0   $      1.3
                                                                                            ==========  ===========

Income (loss) before income taxes and minority interests..................................  $    (4.4)  $      0.5
                                                                                            ==========  ===========

      Net Sales
      Net sales for the real estate segment decreased for the three months ended
March 31, 2003, from the comparable prior year period primarily due to lower real estate sales at the Company's Palmas del Mar and Fountain Hills developments. Palmas del Mar and Fountain Hills also experienced lower net sales from resort and commercial operations for the first quarter of 2003 versus the same period of 2002. Partially offsetting this decline in net sales of real estate and resort and commercial operations was an increase in real estate sales at the Company's Mirada development, as well as an increase in revenues realized from the segment's commercial lease properties (primarily attributable to the acquisition of the Cooper Cameron building and Motel Six properties in the fourth quarter of 2002).

      Operating Income (Loss) and Income (Loss) Before Income Taxes and Minority Interests
      The real estate segment experienced an operating loss for the first quarter of 2003 as compared to operating income for the comparable prior year period as a result of the decrease in net sales discussed above. In addition, gross margins on the real estate acreage sold at Palmas del Mar were lower.
Improved results for the segment's commercial lease properties partially offset the overall decline in operating results.

      The real estate segment experienced a loss before income taxes and minority interests for the first quarter of 2003 as compared to income before income taxes and minority interests for the same period of 2002. In addition to the decreases in net sales and operating results discussed above, the loss before income taxes and minority interests reflected higher interest expense associated with the borrowings used to finance the acquisition of the Motel Six properties and the Cooper Cameron building in the fourth quarter of 2002.

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
Historically, Sam Houston Race Park and Valley Race Park have derived a significant amount of their annual net pari-mutuel commissions from live racing and simulcasting. Net pari-mutuel commissions have typically been highest during the first and fourth quarters of the year, the time during which Sam Houston
Race Park and Valley Race Park have historically conducted live thoroughbred and greyhound racing, respectively.

      The following table presents selected operational and financial information for the three months ended March 31, 2003 and 2002, for the
Company's racing operations.

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            -----------------------
                                                                                               2003        2002
                                                                                            ---------- ------------
                                                                                            (IN MILLIONS OF DOLLARS)

Number of live race days:
   Sam Houston Race Park..................................................................         48           52
   Valley Race Park.......................................................................         76           78

Handle:
   Sam Houston Race Park:
      On-track handle.....................................................................  $    36.7  $      39.0
      Off-track handle....................................................................      102.3        105.0
                                                                                            ---------- ------------
        Total.............................................................................  $   139.0  $     144.0
                                                                                            ========== ============

   Valley Race Park:
      On-track handle.....................................................................  $     6.9  $       7.3
      Off-track handle....................................................................        2.9          2.7
                                                                                            ---------- ------------
        Total.............................................................................  $     9.8  $      10.0
                                                                                            ========== ============

Net sales:
   Sam Houston Race Park:
      Net parimutuel commissions..........................................................  $     5.6  $       5.8
      Other revenues......................................................................        2.2          2.3
                                                                                            ---------- ------------
        Total.............................................................................        7.8          8.1
                                                                                            ---------- ------------
   Valley Race Park:
      Net parimutuel commissions..........................................................        1.1          1.1
      Other revenues......................................................................        0.5          0.6
                                                                                            ---------- ------------
        Total.............................................................................        1.6          1.7
                                                                                            ---------- ------------
   Total net sales........................................................................  $     9.4  $       9.8
                                                                                            ========== ============

Operating income (loss):
   Sam Houston Race Park..................................................................  $     0.7  $       1.1
   Valley Race Park.......................................................................       (0.1)           -
                                                                                            ---------- ------------
      Total operating income (loss).......................................................  $     0.6  $       1.1
                                                                                            ========== ============

Income before income taxes and minority interests.........................................  $     0.5  $       1.2
                                                                                            ========== ============

      Net Sales
      Net sales for the racing segment decreased for the three months ended
March 31, 2003, from the comparable prior year period primarily due to fewer live race days at both Sam Houston Race Park and Valley Race Park. Net pari-mutuel commissions decreased at both race parks period-over-period, as did average daily attendance.

      Operating Income and Income Before Income Taxes and Minority Interests
      The racing segment's operating income and income before taxes and minority interests both decreased for the first
quarter of 2003 versus the year ago period primarily due to the decrease in net sales discussed above.

   OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            -----------------------
                                                                                               2003        2002
                                                                                            ----------  -----------
                                                                                            (IN MILLIONS OF DOLLARS)

Operating loss............................................................................  $    (1.9)  $  (2.8)
Income (loss) before income taxes and minority interests..................................        6.6      (1.4)(1)
-----------------------------------------
(1)   Includes $2.8 million of gain on repurchases of debt as required by SFAS.
      No. 145 (see Note 2). These gains were previously reported as extraordinary items.

      The operating losses represent corporate general and administrative expenses that are not allocated to the Company's industry segments. Results for the first quarter of 2002 reflect certain general and administrative expenses incurred as a result of Kaiser's Chapter 11 filing, whereas these expenses were significantly less in the first quarter of 2003. This led to a decrease in the operating loss from the first quarter of 2002. The losses before income taxes and minority interests include operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, that are not attributable to the Company's industry segments.
Included in the results for 2003 is income related to a $8.0 million reimbursement from an insurer for certain costs incurred in connection with the
OTS and FDIC actions (see Note 8).

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and above for cautionary information with respect to such forward-looking statements.

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
As a result of the deconsolidation of Kaiser, the balances at March 31, 2003 and
December 31, 2002 exclude amounts attributable to Kaiser. For comparison purposes, such amounts have also been excluded from the selected information related to changes in cash and cash equivalents for the three months ended March
31, 2002.

                                                 FOREST PRODUCTS
                                            --------------------------
                                                                 MGI
                                            SCOTIA    PACIFIC    AND     REAL                    MAXXAM
                                              LLC     LUMBER    OTHER   ESTATE   RACING  MGHI    PARENT     TOTAL
                                            -------   -------  ------- --------  ------ ------  --------- ---------
                                                                   (IN MILLIONS OF DOLLARS)

Debt and credit facilities (excluding
   intercompany notes)
Short-term borrowings and current
   maturities of long-term debt:
   March 31, 2003.......................... $ 33.3    $  0.2   $    -  $  10.0   $   -  $   -   $      -  $   43.5
   December 31, 2002.......................   16.7       0.3        -     13.5       -      -          -      30.5

Long-term debt, excluding current
   maturities:
   March 31, 2003.......................... $723.8    $  0.3   $    -  $ 245.2   $ 0.2  $   -   $      -  $  969.5
   December 31, 2002.......................  737.7       0.4        -    244.0     0.2      -          -     982.3

Revolving credit facilities:
   Facility commitment amounts............. $ 58.9    $ 45.0   $  2.5  $  14.0   $   -  $   -   $      -  $  120.4
   March 31, 2003:
      Borrowings...........................   14.7         -        -        -       -      -          -      14.7
      Letters of credit....................      -      15.1        -      2.5       -      -          -      17.6
      Unused and available credit..........   44.1      15.9      1.9      1.5       -      -          -      63.4

Cash, cash equivalents, marketable
   securities and other investments
March 31, 2003:
   Current amounts restricted for debt
      service.............................. $ 21.3    $    -   $    -  $   0.3   $   -  $   -   $      -  $   21.6
   Other current amounts...................    3.4      15.9     15.4      5.7     2.1      -       76.0     118.5
                                            -------   -------  ------- --------  ------ ------  --------- ---------
                                              24.7      15.9     15.4      6.0     2.1      -       76.0     140.1
                                            -------   -------  ------- --------  ------ ------  --------- ---------
   Long-term amounts restricted for debt
      service..............................   41.0         -        -      1.4       -      -          -      42.4
   Other long-term restricted amounts......      -       0.4      2.3      6.4       -      -          -       9.1
                                            -------   -------  ------- --------  ------ ------  --------- ---------
                                              41.0       0.4      2.3      7.8       -      -          -      51.5
                                            -------   -------  ------- --------  ------ ------  --------- ---------
                                            $ 65.7    $ 16.3   $ 17.7  $  13.8   $ 2.1  $   -   $   76.0  $  191.6
                                            =======   =======  ======= ========  ====== ======  ========= =========

December 31, 2002:
   Current amounts restricted for debt
      service.............................. $ 24.5    $    -   $    -  $   0.3   $   -  $   -   $      -  $   24.8
   Other current amounts...................    4.9      21.3     13.6      6.4     5.2    0.3       74.8     126.5
                                            -------   -------  ------- --------  ------ ------  --------- ---------
                                              29.4      21.3     13.6      6.7     5.2    0.3       74.8     151.3
                                            -------   -------  ------- --------  ------ ------  --------- ---------

   Long-term amounts restricted for debt
      service..............................   52.9         -        -      1.4       -      -          -      54.3
   Other long-term restricted amounts......      -       0.4      2.3      6.6       -      -          -       9.3
                                            -------   -------  ------- --------  ------ ------  --------- ---------
                                              52.9       0.4      2.3      8.0       -      -          -      63.6
                                            -------   -------  ------- --------  ------ ------  --------- ---------
                                            $ 82.3    $ 21.7   $ 15.9  $  14.7   $ 5.2  $ 0.3   $   74.8  $  214.9
                                            =======   =======  ======= ========  ====== ======  ========= =========
----------------------------

Table continued on next page

                                                 FOREST PRODUCTS
                                            --------------------------
                                                                 MGI
                                            SCOTIA    PACIFIC    AND     REAL                     MAXXAM
                                              LLC     LUMBER    OTHER   ESTATE  RACING   MGHI     PARENT    TOTAL
                                            -------   -------   ------  ------- ------  ------- ---------- --------
                                                                   (IN MILLIONS OF DOLLARS)

Changes in cash and cash equivalents
Capital expenditures:
   March 31, 2003.......................... $  1.6    $  1.0    $ 0.4   $  0.3  $ 0.2   $    -  $       -  $   3.5
   March 31, 2002..........................    1.3       1.1      0.1      0.3    0.1        -          -      2.9

Net proceeds from dispositions of property
   and investments:
   March 31, 2003.......................... $  0.7    $    -    $   -   $    -  $   -   $    -  $       -  $   0.7
   March 31, 2002..........................      -       0.9        -        -      -        -          -      0.9

Borrowings (repayments) of debt and credit
   facilities, net of financing costs:
   March 31, 2003.......................... $  2.6    $ (0.1)   $   -   $ (2.3) $   -   $    -  $       -  $   0.2
   March 31, 2002..........................  (11.6)    (17.7)    (0.7)    (1.6)     -    (14.1)         -    (45.7)

Dividends and advances received (paid):
   March 31, 2003.......................... $    -    $    -    $   -   $ (2.0) $   -   $    -  $     2.0  $     -
   March 31, 2002..........................  (29.4)     29.4        -     (0.8)     -        -        0.8        -

   MAXXAM PARENT AND MGHI

      The Company may from time to time purchase shares of its Common Stock on national exchanges or in privately negotiated transactions. Subsequent to March
31, 2003, and through May 9, 2003, the Company purchased an aggregate of 7,100 shares of its Common Stock on national exchanges.

      MAXXAM Parent and MGHI own the 50,000,000 Kaiser Shares, representing an approximate 62% interest. As a result of the Cases, the value of Kaiser common stock has declined substantially, and the market value of the Kaiser Shares based on the price per share quoted at the close of business on May 9, 2003, was
$2.0 million. There can be no assurance that such value would be realized should the Kaiser shares owned by the Company be sold, and it is likely that the
Company's ownership interest in Kaiser will be diluted or cancelled as a result of a plan of reorganization. See also Notes 1 and 5.

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

   FOREST PRODUCTS OPERATIONS

      On May 31, 2002, the Scotia LLC Line of Credit was extended for an additional year to July 11, 2003. Annually, Scotia LLC will request that the
Scotia LLC Line of Credit be extended for a period of not less than 364 days. If not extended, Scotia LLC may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date
(after the payment of certain other items, including the Aggregate Minimum
Principal Amortization Amount, as defined, then due), commencing approximately two and one-half years following the date of the draw. At March 31, 2003, Scotia
LLC could have borrowed a maximum of $58.9 million under the Scotia LLC Line of
Credit, and there was $14.7 million outstanding under the Scotia LLC Line of
Credit.

      On the note payment date in January 2003, Scotia LLC had $5.6 million set aside in the note payment account to pay the $27.9 million of interest due.
Scotia LLC used $22.3 million (in addition to $1.6 million which was borrowed in respect of Timber Notes held by Scotia LLC) of the funds available under the
Scotia LLC Line of Credit to pay the remaining amount of interest due. Scotia
LLC repaid $12.1 million of principal on the Timber Notes (an amount equal to
Scheduled Amortization) using funds held in the SAR Account.

      In April 2003, $3.4 million of funds from the SAR Account were used to repurchase $4.0 million principal amount of Timber Notes, as permitted under the
Timber Notes Indenture, resulting in a gain of $0.4 million (net of unamortized deferred financing costs) on extinguishment of debt.

      With respect to the note payment date in July 2003, Scotia LLC expects to use $27.4 million (in addition to $2.0 million which would be borrowed in respect of
Timber Notes held by Scotia LLC) of the funds available under the Scotia LLC
Line of Credit to pay the entire amount of interest due. Scotia LLC expects to repay $4.4 million of principal on the Timber Notes (an amount equal to
Scheduled Amortization) using funds held in the SAR Account.

      The Pacific Lumber Credit Agreement provides for a two-year revolving line of credit expiring on August 13, 2004, with an aggregate commitment of $45.0 million. At March 31, 2003, $15.1 million of letters of credit and no borrowings were outstanding under the Pacific Lumber Credit Agreement. Unused availability was limited to $15.9 million at March 31, 2003.

      Pacific Lumber's cash flows from operations may be adversely affected by diminished availability of logs from Scotia LLC, lower lumber prices, adverse weather conditions, or pending legal, regulatory and environmental matters. See
"--Results of Operations--Forest Products Operations" above as well as Note 8 for further discussion of the regulatory and environmental factors affecting harvest levels. Pacific Lumber may require funds available under the Pacific
Lumber Credit Agreement and/or additional prepayments by MGI of an intercompany loan in order to meet its working capital and capital expenditure requirements for the next year.

      Due to its highly leveraged condition, Scotia LLC is more sensitive than less leveraged companies to factors affecting its operations, including low log prices, governmental regulation and litigation affecting its timber harvesting practices (see "--Results of Operations--Forest Products Operations--Industry
Overview and Selected Operational Data" above and Note 8), and general economic conditions. Scotia LLC's cash flows from operations are significantly impacted by harvest volumes and log prices. The Master Purchase Agreement between Scotia
LLC and Pacific Lumber contemplates that all sales of logs by Scotia LLC to
Pacific Lumber will be at fair market value (based on stumpage prices) for each species and category of timber. The Master Purchase Agreement provides that if the purchase price equals or exceeds the SBE Price and a structuring price set forth in a schedule to the Timber Notes Indenture, the purchase price is deemed to be at fair market value. If the purchase price equals or exceeds the SBE
Price, but is less than the structuring price, then Scotia LLC is required to engage an independent forestry consultant to confirm that the purchase price reflects fair market value.

      In January 2003, Scotia LLC engaged a consultant with respect to establishing the purchase prices of logs to be sold to Pacific Lumber in the first half of 2003. The consultant determined that with respect to certain categories of logs, the fair market value was higher than the comparable SBE
Price. The prices for redwood logs are expected to be on average approximately
20% higher for the first half of 2003 than those for the second half of 2002.
There was relatively no price change for Douglas-fir logs.

      With respect to short-term liquidity, Scotia LLC believes that existing cash available for principal payments from the SAR Account, and funds available under the Scotia LLC Line of Credit, together with cash flows from operations, should provide sufficient funds to meet its working capital, capital expenditures and required debt service obligations through 2003. With respect to long-term liquidity, although the Company expects that cash flows from operations and funds available under the SAR Account and the Scotia LLC Line of
Credit should be adequate to meet Scotia LLC's debt service, working capital and capital expenditure requirements, unless log prices continue to improve there can be no assurance that this will be the case. In addition, cash flows from operations may continue to be adversely affected if harvest levels decline as a result of the factors discussed in "--Results of Operations--Forest Products
Operations--Industry Overview and Selected Operational Data" above and Note 8.

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

      REAL ESTATE OPERATIONS

      In March 2003, the Company's casino facility at its Palmas del Mar operation in Puerto Rico ceased operations due to the closure of a hotel which was owned and operated by a third party from whom the casino leased space adjacent to the hotel. It is currently unclear when or whether the casino or hotel will reopen, and if reopened, who will be the operator(s). Net cash flows from the casino's operations for 2002 were approximately $0.8 million.
Furthermore, PDMPI benefitted from the revenues generated as a result of guests of the hotel using PDMPI's golf course and other resort related assets, and the hotel's closure could adversely affect the performance of PDMPI in other ways which are not able to be quantified.

      The Company believes that the existing cash and credit facilities of its real estate subsidiaries, excluding PDMPI, are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing and joint venture partners, should provide sufficient funds to meet their working capital and capital expenditure requirements. PDMPI and its subsidiaries, however, have required advances from MAXXAM Parent during 2002 and prior years to fund their operations, and it is expected that PDMPI will require such advances in the future.

   RACING OPERATIONS

      With respect to short-term and long-term liquidity, SHRP, Ltd's management expects that SHRP, Ltd. will generate cash flows from operations.

   KAISER'S OPERATIONS

      As a result of the filing of the Cases, claims against the Debtors for principal and accrued interest on secured and unsecured indebtedness existing on the Filing Date are stayed while the Debtors continue business operations as debtors- in-possession, subject to the control and supervision of the Bankruptcy
Court. At this time, it is not possible to predict the effect of the Cases on the businesses of the Debtors. With respect to the Company's interest in Kaiser, the Debtors believe that it is likely that the equity of Kaiser's stockholders will be diluted or cancelled. See Note 5 for further information.

TRENDS

      The Texas legislature, which convenes every other year and is currently in session until June 2, 2003, is considering a variety of alternatives to address a projected budget shortfall, including enhancing state revenues through additional forms of gaming. A bill has been introduced in the Texas Legislature allowing for the installation of video lottery terminals at existing horse and dog racing tracks, including Sam Houston Race Park and Valley Race Park. Racing industry participants have proposed a substitute bill that would furnish greater economic incentives to all affected parties, including the Company and the State of Texas. In addition, a number of other bills have been introduced in the Texas
Legislature allowing other forms of gaming in Texas such as gaming on Indian reservations, keno, and full casinos.

      It is impossible to determine whether or not the Texas legislature will enact any of this legislation, or what the terms might be of any such legislation. Furthermore, it is impossible to determine the effect of any such legislation on the Company. Certain types of legislation would be favorable to the Company and other types would be adverse to the Company's interests.

      Certain forms of expanded gaming would also require an amendment to the
Texas Constitution, which must be approved by two-thirds of each legislative house and a majority of the state's voters. The Texas Attorney General has been requested to opine on whether legislation allowing video lottery terminals would necessitate such an amendment. It is unclear when the Texas Attorney General will issue the requested opinion or what the opinion will say. However, were he to rule that a constitutional amendment is required, the passage of such legislation would become less likely.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates primarily under the
Scotia LLC Line of Credit and the Pacific Lumber Credit Agreement, as well as certain other debt facilities used to finance real estate development activities. These facilities bear interest at either the prime interest rate or
LIBOR plus a specified percentage point spread. The Scotia LLC Line of Credit was established in conjunction with the offering of the Timber Notes. The
Company's objective in maintaining its other variable rate borrowings is flexibility in borrowing funds and making repayments without penalties. As of
March 31, 2003, there were $32.6 million in borrowings outstanding under all variable rate facilities. Based on the amount of borrowings outstanding under these facilities during the three months ended March 31, 2003, a 1.0% change in interest rates effective from the beginning of the year would have resulted in an increase or decrease in interest expense for the period of $0.1 million.

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

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

      The information set forth in Note 8 is incorporated herein by reference.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      A.   EXHIBITS:

           * 99.1  Section 906 Certification of Chief Executive Officer
           * 99.2  Section 906 Certification of Chief Financial Officer

      * Included with this filing

      B.        REPORTS ON FORM 8-K:

      On February 25, 2003, the Company filed a current report on Form 8-K
(under Item 5), related to the Humboldt DA action.

      On April 1, 2003, the Company filed a current report on Form 8-K (under
Item 9), related to a press release regarding its 2002 results.

      On April 16, 2003, the Company filed a current report on Form 8-K (under
Item 5), related to arbitration proceedings, pending legislation and the closing of the Palmas hotel and casino.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Registrant and as the principal financial and accounting officers of the
Registrant, respectively.

                                                          MAXXAM INC.

Date: May 15, 2003                  By:           /S/      PAUL N. SCHWARTZ
                                          --------------------------------------------------
                                                           Paul N. Schwartz
                                            President, Chief Financial Officer and Director
                                                    (Principal Financial Officer)

Date: May 15, 2003                  By:         /S/      ELIZABETH D. BRUMLEY
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

Date:    May 15, 2003                By:          /S/    CHARLES E. HURWITZ
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

Date:   May 15, 2003                 By:              /S/   PAUL N. SCHWARTZ
                                          ---------------------------------------------------
                                                           Paul N. Schwartz
                                           President, Chief Financial Officer and Director
                                                    (Principal Financial Officer)

                                                                      APPENDIX A

                            GLOSSARY OF DEFINED TERMS

APB Opinion No. 25: Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees"

APB Opinion No. 30: Accounting Principles Board Opinion 30, "Reporting the
Results of Operations - Reporting Effects of Disposal of a Segment of a
Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions"

Bankruptcy Court: The United States Bankruptcy Court for the District of Delaware

Bear Creek lawsuit: An action entitled Environmental Protection Information
Association v. Pacific Lumber, Scotia Pacific Company LLC (No. C01-2821),
pending in the U.S. District Court for the Northern District of California

Beltway Notes: Beltway Assets LLC's 6.31% notes due in November, 2024

Britt:  Britt Lumber Co., Inc., a wholly owned subsidiary of MGI

Cases: The Chapter 11 proceedings of the Debtors

Cave action: An action entitled Steve Cave, et al. v. Gary Clark, et al. (No.
DR0220719) pending in the Superior Court of Humboldt County, California

CDF:  California Department of Forestry and Fire Protection

CESA:  California Endangered Species Act

Class A Preferred Stock: Class A $.05 Non-Cumulative Participating Convertible
Preferred Stock of the Company

Code: The United States Bankruptcy Code

Common Stock:  $0.50 par value common stock of the Company

Company: MAXXAM Inc. and its majority and wholly owned subsidiaries, unless otherwise indicated or the context indicates otherwise

Cook action: An action entitled Alan Cook, et al. v. Gary Clark, et al. (No.
DR020718) pending in the Superior Court of Humboldt County

Cooper Cameron building: Office building located in Houston, Texas, acquired by
Beltway Assets LLC in November 2002

Court: The United States Bankruptcy Court for the District of Delaware

CWA:  Federal Clean Water Act

Debtors: Kaiser, KACC and the subsidiaries of KACC which have filed petitions for reorganization

Elk River Order: Clean up and abatement order issued to Pacific Lumber by the
North Coast Water Board for the Elk River watershed

Environmental Plans:  The HCP and the SYP

EPA:  Environmental Protection Agency

EPIC-SYP/Permits lawsuit: An action entitled Environmental Protection
Information Association, Sierra Club v. California Department of Forestry and
Fire Protection, California Department of Fish and Game, The Pacific Lumber
Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. pending in
Humboldt County Superior Court (No. CV990452)

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

Federated: Federated Development Company, a principal stockholder of the Company now known as Giddeon Holdings, Inc.

Filing Date: With respect to any particular Debtor, the date on which such
Debtor filed its Case

FIN 45: Interpretation No. 45, "Guarantor's Accounting and Disclosure
Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of
Others"

FIN 46:  Interpretation No. 46, "Consolidation of Variable Interest Entities"

Form 10-K: The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2002

HCP: The habitat conservation plan covering multiple species approved on March
1, 1999, in connection with the consummation of the Headwaters Agreement

Headwaters Agreement: The September 1996 agreement between Pacific Lumber,
Scotia LLC, Salmon Creek Corporation, the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters Timberlands

Headwaters Timberlands: Approximately 5,600 acres of Pacific Lumber timberlands consisting of two forest groves commonly referred to as the Headwaters Forest and the Elk Head Springs Forest which were sold to the Untied States and
California on March 1, 1999

Humboldt DA action: A civil suit filed in the Superior Court of Humboldt County by the District Attorney of Humboldt County entitled The People of the State of
California v. Pacific Lumber, Scotia Pacific Holding Company and Salmon Creek
Corporation (No. DR030070)

HWC lawsuit: An action entitled Humboldt County Watershed Council, et al. v.
North Coast Regional Water Quality Control Board, et al. (No. CPF02-502062),
naming Pacific Lumber as real party in interest, pending in the Superior Court of San Francisco County, California

KACC:  Kaiser Aluminum & Chemical Corporation, Kaiser's principal operating subsidiary

Kahn lawsuit: An action entitled Alan Russell Kahn v. Federated Development Co.,
MAXXAM Inc., et. al. (Civil Action 18623NC) pending in the Delaware Court of
Chancery

Kaiser: Kaiser Aluminum Corporation, a subsidiary of the Company engaged in aluminum operations

Kaiser Shares: 50,000,000 shares of the common stock of Kaiser owned by the
Company and MGHI

Lakepointe Notes: Lakepointe Assets Holdings LLC and its subsidiaries' 7.56%
notes due June 8, 2021

LIBOR: London Inter Bank Offering Rate

Master Purchase Agreement: The agreement entered into between Pacific Lumber and
Scotia LLC that governs all purchases of logs by Pacific Lumber from Scotia LLC

Mbfe: A concept developed for use in structuring the Timber Notes; under this concept one thousand board feet, net Scribner scale, of residual old growth redwood timber equates to one Mbfe

MGHI:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of the Company

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of MGHI

Motel Notes: Motel Assets Holdings LLC and its subsidiaries' 7.03% notes due May
1, 2018

Motel Six properties: Portfolio of sixteen motel properties located in ten different states acquired by Motel Assets Holdings LLC in December 2002

MPC:  MAXXAM Property Company, a wholly-owned subsidiary of the Company

North Coast Water Board: North Coast Regional Water Quality Control Board

Original Debtors: Kaiser, KACC and the 15 subsidiaries of KACC that filed petitions for reorganization on February 12, 2002

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

Palmas Country Club Notes: Palmas Country Club Inc.'s 7.12% notes due December
20, 2030

PDMPI:  Palmas del Mar Properties, Inc., a wholly owned subsidiary of the Company

Permits: The incidental take permits issued by the United States and California pursuant to the HCP

PSLRA: Private Securities Litigation Reform Act of 1995

Respondents:  The Company, Federated, Mr. Charles Hurwitz and others

Salmon Creek:  Salmon Creek LLC, a wholly owned subsidiary of Pacific Lumber

SAR Account: Funds held in a reserve account titled the Scheduled Amortization
Reserve Account and used to support principal payments on the Timber Notes

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

Scotia LLC Line of Credit: The agreement between a group of lenders and Scotia
LLC pursuant to which Scotia LLC may borrow in order to pay up to one year's interest on the Timber Notes

SFAS No. 123: Statement of Financial Accounting Standards No. 123, "Accounting
and Disclosure of Stock-Based Compensation"

SFAS No. 143: Statement of Financial Accounting Standards No. 143, "Accounting
for Asset Retirement Obligations"

SFAS No. 145: Statement of Financial Accounting Standards No. 145, "Rescission
of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and
Technical Corrections"

SFAS No. 146: Statement of Financial Accounting Standards No. 146, "Accounting
for Costs Associated with Exit or Disposal Activities"

SFAS No. 148: Statement of Financial Accounting Standards No. 148, "Accounting
for Stock-Based Compensation"

SFAS No. 149: Statement of Financial Accounting Standards No. 149, "Amendment of
Statement 133 on Derivative Instruments and Hedging Activities"

SHRP, Ltd.:  Sam Houston Race Park, Ltd., a wholly-owned subsidiary of the Company

SOP 90-7: American Institute of Certified Public Accountants Statement of
Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the
Bankruptcy Code"

State Water Board: California State Water Resources Control Board

SYP: The sustained yield plan approved on March 1, 1999, in connection with the consummation of the Headwaters Agreement

THP: Timber harvesting plan required to be filed with and approved by the CDF prior to the harvesting of timber

THP No. 520 lawsuit: An action entitled The Pacific Lumber Company, et al. v.
California State Water Resources Control Board (No. DR010860) pending in the
Superior Court of Humboldt County

Timber Notes: Scotia LLC's 6.55% Series B Class A-1 Timber Collateralized Notes,
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
(No. 99CS00626) pending in the Superior Court of Sacramento County, California