Form 10-Q
period 2003-06-30
MAXXAM INC
filed 2003-08-14
CIK 63814

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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
Yes |_|   No |X|

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter: $52.8 million.

    Number of shares of common stock outstanding at August 1, 2003: 6,518,071

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
                                                                                        ------------- -------------
                                                                                                (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents........................................................... $       34.0  $       45.6
   Marketable securities...............................................................        122.8         105.7
   Receivables:
      Trade, net of allowance for doubtful accounts of $3.0 and $2.9, respectively.....         11.8          11.4
      Other............................................................................          3.7           4.6
   Inventories:
      Lumber...........................................................................         22.7          22.2
      Logs.............................................................................          5.4          12.4
   Prepaid expenses and other current assets...........................................         42.0          41.8
                                                                                        ------------- -------------
      Total current assets.............................................................        242.4         243.7
Property, plant and equipment, net of accumulated depreciation of $153.1 and
   $140.4, respectively................................................................        369.4         375.2
Timber and timberlands, net of accumulated depletion of $209.0 and $204.5,
   respectively........................................................................        223.0         227.3
Deferred income taxes..................................................................         83.4          82.4
Restricted cash, marketable securities and other investments...........................         48.5          63.6
Long-term receivables and other assets.................................................        110.3         115.1
                                                                                        ------------- -------------
                                                                                        $    1,077.0  $    1,107.3
                                                                                        ============= =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable.................................................................... $       11.3  $       12.2
   Accrued interest....................................................................         26.0          26.0
   Accrued compensation and related benefits...........................................         19.3          14.0
   Other accrued liabilities...........................................................         19.1          27.6
   Short-term borrowings and current maturities of long-term debt, excluding $3.8 and
      $2.6, respectively, of repurchased Timber Notes held in the SAR Account..........         34.0          30.5
                                                                                        ------------- -------------
        Total current liabilities......................................................        109.7         110.3
Long-term debt, less current maturities and excluding $53.7 and $52.8, respectively,
   of repurchased Timber Notes held in the SAR Account.................................        963.5         982.3
Accrued postretirement medical benefits................................................         10.6          10.3
Losses in excess of investment in Kaiser...............................................        516.2         516.2
Other noncurrent liabilities...........................................................         77.5          70.7
                                                                                        ------------- -------------
        Total liabilities..............................................................      1,677.5       1,689.8
                                                                                        ------------- -------------
Commitments and contingencies (see Note 8)
Stockholders' deficit:
   Preferred stock, $0.50 par value; $0.75 liquidation preference; Class A $0.05
      Non- Cumulative Participating Convertible Preferred Stock; 12,500,000
      shares authorized; 669,235 shares issued; 668,390 shares outstanding.............          0.3           0.3
   Common stock, $0.50 par value; 28,000,000 shares authorized;
      10,063,359 shares issued; 6,518,071 and 6,527,671 shares outstanding,
      respectively.....................................................................          5.0           5.0
   Additional capital..................................................................        225.3         225.3
   Accumulated deficit.................................................................       (626.8)       (608.2)
   Accumulated other comprehensive loss................................................        (88.4)        (89.2)
   Treasury stock, at cost (shares held:  preferred - 845; common - 3,545,288 and
      3,535,688, respectively) ........................................................       (115.9)       (115.7)
                                                                                        ------------- -------------
        Total stockholders' deficit....................................................       (600.5)       (582.5)
                                                                                        ------------- -------------
                                                                                        $    1,077.0  $    1,107.3
                                                                                        ============= =============
   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
             (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE INFORMATION)

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2003         2002        2003        2002
                                                                   -----------  ----------  ----------  -----------
                                                                                      (UNAUDITED)
Net sales:
   Forest products...............................................  $     55.2   $    54.3   $   100.5   $    102.2
   Real estate...................................................        14.3         9.0        28.3         24.1
   Racing........................................................         4.9         5.1        14.3         14.9
   Aluminum......................................................           -           -           -        167.5
                                                                   -----------  ----------  ----------  -----------
                                                                         74.4        68.4       143.1        308.7
                                                                   -----------  ----------  ----------  -----------

Costs and expenses:
   Cost of sales and operations:
      Forest products............................................        35.4        36.1        67.8         71.5
      Real estate................................................         5.6         4.7        12.2         10.2
      Racing.....................................................         3.9         3.9         9.9          9.5
      Aluminum...................................................           -           -           -        158.6
   Selling, general and administrative expenses..................        14.7        14.2        30.0         51.7
   Depreciation, depletion and amortization......................         9.7         9.4        18.8         27.5
                                                                   -----------  ----------  ----------  -----------
                                                                         69.3        68.3       138.7        329.0
                                                                   -----------  ----------  ----------  -----------

Operating income (loss):
   Forest products...............................................         8.0         7.4         9.3          9.9
   Real estate...................................................         0.1        (3.6)       (0.6)        (1.2)
   Racing........................................................        (1.2)       (0.4)       (0.6)         0.7
   Aluminum......................................................           -           -           -        (23.6)
   Corporate.....................................................        (1.8)       (3.3)       (3.7)        (6.1)
                                                                   -----------  ----------  ----------  -----------
                                                                          5.1         0.1         4.4        (20.3)

Other income (expense):
   Investment, interest and other income (expense), net..........         6.4         7.5        15.9          7.8
   Interest expense..............................................       (19.1)      (19.2)      (37.8)       (51.4)
   Amortization of deferred financing costs......................        (0.5)       (0.7)       (1.1)        (1.8)
                                                                   -----------  ----------  ----------  -----------
Loss before income taxes and minority interests..................        (8.1)      (12.3)      (18.6)       (65.7)
Income tax benefit...............................................           -         4.5           -          2.8
Minority interests...............................................           -           -           -          0.9
                                                                   -----------  ----------  ----------  -----------
Net loss.........................................................  $     (8.1)  $    (7.8)  $   (18.6)  $    (62.0)
                                                                   ===========  ==========  ==========  ===========

Basic and diluted loss per common and common
   equivalent share..............................................  $    (1.24)  $   (1.20)  $   (2.85)  $    (9.50)
                                                                   ===========  ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            -----------------------
                                                                                               2003        2002
                                                                                            ----------  -----------
                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...............................................................................  $   (18.6)  $    (62.0)
   Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
      Depreciation, depletion and amortization............................................       18.8         27.5
      Net gains on asset dispositions.....................................................       (0.8)        (5.3)
      Net gains on marketable securities..................................................       (9.0)        (2.6)
      Minority interests..................................................................          -         (0.9)
      Amortization of deferred financing costs............................................        1.1          1.8
      Equity in (earnings) loss of unconsolidated affiliates, net of dividends received...       (1.0)         0.9
      Increase (decrease) in cash resulting from changes in:
        Receivables.......................................................................        1.6         14.4
        Inventories.......................................................................        5.5         16.9
        Prepaid expenses and other assets.................................................        0.5         46.2
        Accounts payable..................................................................       (1.0)         9.9
        Accrued and deferred income taxes.................................................          -         (8.4)
        Payable to affiliates and other accrued liabilities...............................        0.6        (49.0)
        Accrued interest..................................................................          -          8.4
        Long-term assets and long-term liabilities........................................        3.8        (25.4)
        Other.............................................................................          -         (1.2)
                                                                                            ----------  -----------
        Net cash provided by (used for) operating activities..............................        1.5        (28.8)
                                                                                            ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from dispositions of property and investments.............................        3.3          6.0
   Net sales (purchases) of marketable securities and other investments...................       (5.2)         4.9
   Capital expenditures...................................................................       (9.6)       (12.9)
   Decrease in cash attributable to deconsolidation of Kaiser.............................          -       (130.4)
   Other..................................................................................        0.2            -
                                                                                            ----------  -----------
        Net cash used for investing activities............................................      (11.3)      (132.4)
                                                                                            ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of long-term debt..............................................        0.7          3.7
   Redemptions, repurchases of and principal payments on long-term debt...................      (16.4)       (40.3)
   Borrowings (repayments) under revolving and short-term credit facilities...............        4.5        (19.8)
   Restricted cash withdrawals, net.......................................................        9.5         29.9
   Other..................................................................................       (0.1)        (1.0)
                                                                                            ----------  -----------
        Net cash used for financing activities............................................       (1.8)       (27.5)
                                                                                            ----------  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.................................................      (11.6)      (188.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................................       45.6        272.2
                                                                                            ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................................  $    34.0   $     83.5
                                                                                            ==========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest.............................................  $    37.7   $     43.0

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
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2003, the consolidated results of operations for the three and six months ended June 30, 2003 and 2002, and the consolidated cash flows for the six months ended June 30, 2003 and 2002.

      Reclassifications
      The adoption of SFAS No. 145 in January 2003 resulted in the inclusion of
$0.4 million and $3.2 million of gains on repurchases of debt for the three and six month periods ended June 30, 2002, respectively, in investment, interest and other income rather than as extraordinary items in the accompanying financial statements (see Note 2).

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
The financial information for the six months ended June 30, 2002, is condensed pro forma financial information which reflects the results of operations of the Company excluding Kaiser (in millions, except share data).

                                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                               JUNE 30,              JUNE 30,
                                                                          -------------------  --------------------
                                                                            2003       2002      2003       2002
                                                                          ---------  --------  ---------  ---------

Net sales................................................................ $   74.4   $  68.4   $  143.1   $  141.2
Costs and expenses.......................................................    (69.3)    (68.3)    (138.7)    (137.9)
                                                                          ---------  --------  ---------  ---------
Operating income.........................................................      5.1       0.1        4.4        3.3
Other income (expenses), net.............................................      6.4       7.5       15.9       15.9
Interest expense and amortization of deferred financing costs............    (19.6)    (19.9)     (38.9)     (40.5)
                                                                          ---------  --------  ---------  ---------
Loss before income taxes.................................................     (8.1)    (12.3)     (18.6)     (21.3)
Income tax benefit.......................................................        -       4.5          -        7.5
Minority interests.......................................................        -         -          -        0.2
                                                                          ---------  --------  ---------  ---------
Net loss................................................................. $   (8.1)  $  (7.8)  $  (18.6)  $  (13.6)
                                                                          =========  ========  =========  =========
Basic and diluted loss per share......................................... $  (1.24)  $ (1.20)  $  (2.85)  $  (2.08)
                                                                          =========  ========  =========  =========

2.    NEW ACCOUNTING STANDARDS

      Accounting for Asset Retirement Obligations
      In January 2003, the Company adopted SFAS No. 143, which addresses accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs.
In general, SFAS No. 143 requires the recognition of a liability resulting from anticipated asset retirement obligations, offset by an increase in the value of the associated productive asset for such anticipated costs. Over the life of the asset, depreciation expense is to include the ratable expensing of the retirement cost included with the asset value. The statement applies to all legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset, except for certain lease obligations. Excluded from this statement are obligations arising solely from a plan to dispose of a long-lived asset and obligations that result from the improper operation of an asset (i.e. certain types of environmental obligations). The adoption of SFAS
No. 143 did not have a material impact on the Company's financial position or results of operations.

      Classification of Gains and Losses from Extinguishment of Debt
      In January 2003, the Company adopted SFAS No. 145, which, among other things, rescinds the previous guidance for debt extinguishments. SFAS No. 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. However, transactions would not be prohibited from extraordinary item classification if they meet the criteria in APB Opinion No.
30. Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The adoption of SFAS No. 145 resulted in the inclusion of gains on repurchases of debt for the three and six months ended June 30, 2003 and 2002, in investment, interest and other income rather than as an extraordinary item in the financial statements.

      Accounting for Costs Associated with Exit and Disposal Activities
      In January 2003, the Company adopted SFAS No. 146. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued
operation, plant closing, or other exit or disposal activity. This statement is applicable to exit or disposal activities initiated after December 31, 2002.

      Accounting for and Disclosure of Guarantees
      In January 2003, the Company adopted FIN 45, which elaborates on the disclosures required to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and initial measurement provisions of FIN 45 were applicable on a prospective basis to guarantees issued or modified after
December 31, 2002. The disclosure requirements of FIN 45 were effective for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations.

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

                                    REPORTABLE SEGMENTS
                              --------------------------------              CONSOLIDATED
                                FOREST      REAL                           TOTAL EXCLUDING             CONSOLIDATED
                               PRODUCTS    ESTATE     RACING    CORPORATE     ALUMINUM     ALUMINUM        TOTAL
                              ----------  --------  ---------- ----------- -------------- ----------   ------------

Depreciation, depletion and
   amortization for the three
   months ended:
      June 30, 2003.........  $     5.6   $   3.6   $     0.4  $      0.1  $         9.7  $       -    $       9.7
      June 30, 2002.........        6.5       2.4         0.4         0.1            9.4          -            9.4

Depreciation, depletion and
   amortization for the six
   months ended:
      June 30, 2003.........       10.7       7.2         0.8         0.1           18.8          -           18.8
      June 30, 2002.........       11.8       5.0         0.8         0.2           17.8        9.7 (1)       27.5

Total assets as of:
      June 30, 2003.........      498.7     368.6        34.8       174.9        1,077.0          -        1,077.0
      December 31, 2002.....      525.3     377.1        36.4       168.5        1,107.3          - (2)    1,107.3

--------------------

(1)   Amounts attributable to the aluminum segment are for the period from
      January 1, 2002, through February 11, 2002.
(2)   As a result of the deconsolidation of Kaiser as of February 11, 2002, the aluminum segment's balance sheet amounts are not included in the consolidated totals.

      OTHER ITEMS

      Real Estate
      The real estate segment's investment, interest and other income (expense)
includes the following (in millions):

                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        JUNE 30,                   JUNE 30,
                                                                -------------------------  ------------------------
                                                                    2003         2002         2003         2002
                                                                ------------ ------------  -----------  -----------
Equity in earnings from real estate joint ventures............. $       0.7  $       2.8   $      1.0   $      2.8
                                                                ============ ============  ===========  ===========

      Corporate
      Corporate investment, interest and other income (expense) for the six months ended June 30, 2003, includes $8.0 million of insurance recoveries related to the OTS and FDIC actions discussed in Note 8.

4.    RESTRICTED CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      The following amounts are restricted (in millions):

                                                                                         June 30,     DECEMBER 31,
                                                                                           2003           2002
                                                                                       ------------- --------------
Current assets:
   Restricted cash and cash equivalents..............................................  $        3.8  $         9.9
                                                                                       ------------- --------------
   Marketable securities, restricted:
      Amounts held in SAR Account....................................................          21.3           19.3
                                                                                       ------------- --------------

Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account.......................................................          89.6          101.6
   Other amounts restricted under the Timber Notes Indenture.........................           2.6            2.6
   Other long-term restricted cash...................................................           9.6           10.7
   Less: Amounts attributable to repurchased Timber Notes held in SAR Account........         (53.3)         (51.3)
                                                                                       ------------- --------------
                                                                                               48.5           63.6
                                                                                       ------------- --------------

Total restricted cash, cash equivalents, marketable securities and other investments.  $       73.6  $        92.8
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
The Bankruptcy Court has subsequently approved several extensions of the exclusivity period for all Debtors. A motion to extend the exclusivity period through October 31, 2003, was filed by the Debtors in late July 2003, and the
Debtors expect the motion to be approved by the Bankruptcy Court. Kaiser has related that additional extensions are likely to be sought. However, no assurance can be given that any future extension requests will be granted by the
Bankruptcy Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite number of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

      As of August 1, 2003, the Company owns 50,000,000 shares of the common stock of Kaiser directly and through MGHI. Kaiser's common stock is publicly traded on the OTC Bulletin Board under the trading symbol "KLUCQ." The market value for the Kaiser Shares based on the price per share quoted at the close of business on August 1, 2003, was $2.5 million. There can be no assurance that such value would be realized should the Kaiser shares owned by the Company be sold.

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

                                                                                          JUNE 30,    DECEMBER 31,
                                                                                            2003          2002
                                                                                         -----------  ------------

Current assets.......................................................................... $    505.3   $     516.6
Investments in and advances to unconsolidated affiliates................................       77.4          69.7
Property, plant and equipment, net......................................................      983.1       1,009.9
Other assets............................................................................      536.9         629.2
                                                                                         -----------  ------------
                                                                                         $  2,102.7   $   2,225.4
                                                                                         ===========  ============

Current liabilities..................................................................... $    345.3   $     333.6
Other long-term liabilities.............................................................       81.8          86.9
Long-term debt..........................................................................       42.4          42.7
Liabilities subject to compromise.......................................................    2,722.7       2,726.0
Minority interests......................................................................      122.8         121.8
Stockholders' deficit...................................................................   (1,212.3)     (1,085.6)
                                                                                         -----------  ------------
                                                                                         $  2,102.7   $   2,225.4
                                                                                         ===========  ============

                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       JUNE 30,                   JUNE 30,
                                                               -------------------------  -------------------------
                                                                  2003          2002         2003          2002
                                                               -----------  ------------  -----------  ------------

Net sales....................................................  $    358.4   $     386.3   $    697.8   $     756.9
Costs and expenses...........................................      (411.4)       (421.8)      (809.9)       (827.3)
Other income (expenses), net.................................       (10.5)         (8.6)       (21.8)        (29.6)
                                                               -----------  ------------  -----------  ------------
Loss before income taxes, minority interests and discontinued
   operations................................................       (63.5)        (44.1)      (133.9)       (100.0)
Benefit (provision) for income taxes.........................         0.3          (6.4)        (4.4)        (14.4)
Minority interests...........................................         2.0           1.4          3.9           2.9
                                                               -----------  ------------  -----------  ------------
Loss from continuing operations..............................       (61.2)        (49.1)      (134.4)       (111.5)
Discontinued operations......................................        (0.2)         (1.3)         7.9          (3.0)
                                                               -----------  ------------  -----------  ------------
Net loss.....................................................  $    (61.4)  $     (50.4)  $   (126.5)  $    (114.5)
                                                               ===========  ============  ===========  ============

6.    SHORT-TERM BORROWINGS

      The Pacific Lumber Credit Agreement provides for a two-year revolving line of credit expiring on August 13, 2004, with an aggregate commitment of $45.0 million, subject to limitations determined based on the amount of inventories and receivables held by Pacific Lumber. At June 30, 2003, $15.1 million of letters of credit and no borrowings were outstanding under this facility, and unused availability was limited to $10.4 million. In July 2003, $14.8 million of letters of credit were released under the Pacific Lumber Credit Agreement, thereby increasing unused availability to $25.2 million.

      The Scotia LLC Line of Credit allows Scotia LLC to borrow up to one year's interest on the Timber Notes. On June 20, 2003, the Scotia LLC Line of Credit
was extended to July 7, 2006. At or near the completion of such extension,
Scotia LLC will request that the Scotia LLC Line of Credit be extended for a period of not less than 364 days. If not extended, Scotia LLC may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the Aggregate Minimum Principal Amortization Amount, as
defined, then due), commencing approximately two and one-half years following the date of the draw. At June 30, 2003, Scotia LLC could have borrowed a maximum of $58.9 million under the Scotia LLC Line of Credit, and there was $4.4 million outstanding under the Scotia LLC Line of Credit. In July 2003, borrowings and repayments amounted to $29.4 million and $3.2 million, respectively, under the
Scotia LLC Line of Credit, resulting in an outstanding balance of $30.6 million.

7.    LONG-TERM DEBT

      Long-term debt consists of the following (in millions):

                                                                                          JUNE 30,    DECEMBER 31,
                                                                                            2003          2002
                                                                                        ------------- ------------

6.55% Scotia LLC Timber Notes due July 20, 2028.......................................  $       89.2  $     103.2
7.11% Scotia LLC Timber Notes due July 20, 2028.......................................         243.2        243.2
7.71% Scotia LLC Timber Notes due July 20, 2028.......................................         463.3        463.3
7.56% Lakepointe Notes due June 8, 2021...............................................         118.4        119.5
7.03% Motel Notes due May 1, 2018.....................................................          49.0         49.4
6.08% Beltway Notes due November 9, 2024..............................................          30.7         30.9
7.12% Palmas Country Club Notes due December 20, 2030.................................          30.0         30.0
Other notes and contracts, primarily secured by receivables, buildings, real estate
   and equipment......................................................................          26.8         28.7
                                                                                        ------------- ------------
                                                                                             1,050.6      1,068.2
Less: current maturities..............................................................         (29.6)       (30.5)
      Timber Notes held in SAR Account................................................         (57.5)       (55.4)
                                                                                        ------------- ------------
                                                                                        $      963.5  $     982.3
                                                                                        ============= ============

      The amount attributable to the Timber Notes held in the SAR Account of
$53.3 million as of June 30, 2003, reflected in Note 4 above represents the amortized amount paid to acquire $57.5 million of principal amount of Timber
Notes.

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

      The SYP is intended to comply with regulations of the California Board of
Forestry and Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a
100-year planning period will not exceed the average annual growth level during the last decade of the 100-year planning period. The forest practice rules allow companies which do not have an SYP to follow an alternative procedure. With respect to the EPIC-SYP/Permits and USWA lawsuits which are discussed further below, the Court has issued a statement of decision indicating that it will invalidate the SYP and the California Permit. As a result, Pacific Lumber is currently preparing THPs under this alternative procedure. When originally approved in March 1999, the SYP was to be effective for 10 years (subject to review after five years) and could be amended by Pacific Lumber, subject to approval by the CDF. Revised SYPs would have been prepared every decade that address the harvest level based upon assessment of changes in the resource base and other factors. The HCP and the Permits allow incidental "take" of certain species located on the Company's timberlands which species have been listed by government entities under the ESA and/or the CESA so long as there is no
"jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The SYP is also subject to certain of these provisions. The HCP and related Permits have a term of 50 years. Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work could continue for several more years. In addition, the Environmental Plans and the Permits may be impacted by the final resolution of the EPIC-SYP/Permits and USWA lawsuits.

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

      Effective January 1, 2003, a California statute eliminated a waiver previously granted to, among others, timber companies. This waiver had been in effect for a number of years and waived the requirement under California water quality regulations for timber companies to follow certain waste discharge requirements in connection with their timber harvesting and related operations.
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

      The North Coast Water Board has issued orders for the Elk River and
Freshwater watersheds requiring Pacific Lumber to submit "Reports of Waste
Discharge" to the North Coast Water Board in order to conduct winter harvesting activities in these watersheds, beginning with the 2002-2003 winter operating period. After consideration of these reports, the North Coast Water Board imposed requirements on Pacific Lumber to implement additional mitigation and erosion control practices in these watersheds for the 2002-2003 winter operating period. These additional requirements have somewhat increased operating costs.
Reports of Waste Discharge for the 2003-2004 winter operating period have been submitted and will be considered by the Board in the near future. In addition, the North Coast Water Board has issued the Elk River Order for the Elk River watershed aimed at addressing existing sediment production sites through clean up actions. They have also initiated the process which could result in similar orders for the Freshwater and Bear Creek watersheds, and are contemplating similar actions for the Jordan and Stitz Creeks watersheds. The order, as well as additional orders in the other watersheds (should they be issued), could result in significant costs to Pacific Lumber beginning in 2003 and extending over a number of years. Pacific Lumber has appealed the Elk River Order to the
State Water Board, but the appeal is being held in abeyance while the matter is discussed with the North Coast Water Board and its staff.

      Lawsuits are pending and threatened which seek to prevent the Company from implementing the HCP and/or the SYP, implementing certain of the Company's approved THPs, or carrying out certain other operations.

      In March 1999, the EPIC-SYP/Permits lawsuit was filed. This action alleges, among other things, various violations of the CESA and the California
Environmental Quality Act, and challenges, among other things, the validity and legality of the SYP and the California Permit. The plaintiffs seek, among other things, to set aside California's approval of the SYP and the California Permit and injunctive relief to prevent implementation of THPs approved in reliance upon these documents. In March 1999, the USWA lawsuit was filed challenging the validity and legality of the SYP. In connection with the EPIC-SYP/Permits lawsuit, the trial judge has issued a stay of the effectiveness of the SYP and the California Permit for approval of new THPs, but released from the stay operations under THPs that were either previously approved or had been submitted for approval prior to mid-October 2002 consistent with the SYP and the
California Permit. Although the stay prevents the CDF from approving new THPs that rely upon the SYP and the California Permit, Pacific Lumber is obtaining review and approval of new THPs under a procedure provided for in the forest practice rules that does not depend upon the SYP and the California Permit.
Because certain THPs will not qualify for this procedure, there could be a reduction in 2003 and 2004 harvest levels which would have an adverse impact on the Company. The EPIC-SYP/Permits and USWA lawsuits were consolidated for trial, which concluded on March 28, 2003. On July 23, 2003, the Court issued a statement of decision indicating that it will invalidate the SYP and the
California Permit due to several deficiencies in agency procedures and the failure of Pacific Lumber to submit a complete and comprehensible SYP. The Court deferred, however, a decision on the specific remedy it will prescribe. A hearing on the matter of the remedy began on July 30, 2003; however, the hearing has not yet concluded and has been recessed until September 3, 2003. The Court will thereafter issue its final decision subsequent to the conclusion of the hearing.

      Pacific Lumber is in the process of evaluating the options available to it in light of the developments in the EPIC- SYP/Permits and USWA lawsuits. It is impossible to determine the impact this matter will ultimately have on the
Company given that the Court has not issued its final decision, including the remedy to be prescribed by the Court. As discussed above, under the stay,
Pacific Lumber currently may harvest under THPs submitted prior to mid-October
2002 consistent with the SYP and the California Permit. Should the Court include in its remedies that Pacific Lumber may not harvest on these THPs, then Pacific
Lumber expects that harvest levels in 2003 and 2004 would decline materially from levels seen in 2002 as Pacific Lumber resubmits such THPs to the CDF for approval under the alternative forest practice rules. Pacific Lumber estimates that such a remedy would reduce the harvest level for the twelve months ended
June 30, 2004 by approximately 59 million board feet, net Scribner scale.
Pacific Lumber also estimates that without purchases of logs from third parties to make up for this shortfall, revenues would decline by approximately $57 million for the twelve months ended June 30, 2004. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Environmental Plans and is working with the relevant government agencies to defend the EPIC-SYP/Permits and USWA lawsuits. The
Company expects to appeal the trial Court's decision. In addition to the potential short-term adverse impacts described above which could occur during the appeal process, these matters could have a long-term negative impact if they are ultimately decided adversely to the Company.

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
liquidity.

      On November 20, 2002, the HWC lawsuit, naming Pacific Lumber as real party in interest, was filed. The suit seeks to enjoin timber operations in the Elk and Freshwater watersheds of the Company's timberlands until and unless the regional and state water boards impose on those operations waste discharge requirements that meet standards demanded by the plaintiff. The Company believes that Pacific Lumber and the regional and state boards have valid defenses to this action. In August 2003, the Humboldt County Watershed Council requested that the Court dismiss this case. Therefore, the Company believes that this matter will not have a material adverse impact on the Company's consolidated financial position, results of operations and/or liquidity.

      On February 24, 2003, the recently elected District Attorney of Humboldt
County filed the Humboldt DA action. The suit was filed under the California unfair competition law and alleges that Pacific Lumber, Scotia LLC and Salmon
Creek used certain unfair business practices in connection with completion of the Headwaters Agreement, and that this resulted in the ability to harvest significantly more trees under the Environmental Plans than would have otherwise been the case. The suit seeks a variety of remedies including a civil penalty of
$2,500 for each additional tree that has been or will be harvested due to this alleged increase in harvest, as well as restitution and an injunction in respect of the additional timber harvesting allegedly being conducted. A hearing on the
Company's motions for sanctions and requested dismissal of the case was held on
July 28, 2003, and the Company is awaiting the Court's decision. The Company believes that this suit is without merit; however, there can be no assurance that the Company will prevail or that an adverse outcome would not be material to the Company's consolidated financial position, results of operations and/or
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

      Pacific Lumber, Scotia LLC and certain of their affiliates are the defendants in the Cook action and the Cave action. On April 4, 2003, the plaintiffs in these actions filed amended complaints and served the defendants with notice of the actions. The Cook action alleges, among other things, that defendants' logging practices have contributed to an increase in flooding along
Freshwater Creek (which runs through Pacific Lumber's timberlands), resulting in personal injury and damage to the plaintiffs' properties. Plaintiffs further allege that in order to have THPs approved in the affected areas, the defendants engaged in certain unfair business practices. The plaintiffs seek, among other things, compensatory and exemplary damages, injunctive relief, and appointment of a receiver to ensure that the watershed is restored. The Cave action contains similar allegations and requests similar relief with respect to the Elk River watershed (a portion of which is contained on Pacific Lumber's timberlands). The
Company does not believe the resolution of these actions should result in a material adverse effect on its financial condition, results of operations or
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

      On August 2, 1995, the FDIC filed the FDIC action. The original complaint was against Mr. Charles E. Hurwitz (Chairman and Chief Executive Officer of the
Company) and alleged damages in excess of $250.0 million based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. The FDIC action has been dismissed as a result of the settlement of the OTS action. This dismissal does not affect the FDIC counterclaim or motion for sanctions described in the following paragraph.

      On May 31, 2000, the Company, Federated and Mr. Hurwitz filed the FDIC counterclaim to the FDIC action. The FDIC counterclaim states that the FDIC illegally paid the OTS to bring claims against the Company, Federated and Mr.
Hurwitz. The plaintiffs are seeking reimbursement of attorneys' fees and damages from the FDIC. As of June 30, 2003, such fees, which have been recorded in the
Company's Consolidated Statement of Operations as incurred, were in excess of
$39.0 million. On November 8, 2002, the Company, Federated and Mr. Hurwitz filed an amended counterclaim and amended motion for sanctions. The Company, Federated and Mr. Hurwitz are pursuing the FDIC counterclaim vigorously.

      In September 1997, the Company filed suit against a group of its insurers after unsuccessful negotiations with certain of the insurers regarding coverage, under the terms of certain directors and officers liability policies, of expenses incurred in connection with the OTS and FDIC actions. The insurers requested arbitration, and as a result the lawsuit was dismissed in April 1998.
Following binding arbitration with the primary carrier in October 2002, on
February 20, 2003, the arbitration panel determined that the insurer should pay the Company approximately $6.5 million plus interest. The Company and the insurer subsequently agreed to settle this matter for $8.0 million, and such amount is reflected in investment, interest and other income (expense) for the six months ended June 30, 2003. As the limits of the primary policy were not reached by the arbitration panel's award, the Company does not expect to be able to recover any amounts from the other insurers.

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

9.    STOCK-BASED COMPENSATION PLANS

      Stock options issued to employees and outside directors are accounted for under the intrinsic value method of accounting as defined by APB Opinion No. 25 and related interpretations. The Company has not changed to the fair value based method of accounting for stock-based employee compensation. The following table illustrates the effect on net income and earnings per share had the Company accounted for its stock options under the fair value method of accounting under
SFAS No. 123, as amended by SFAS No. 148 (in millions, except per share information):

                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                        JUNE 30,                 JUNE 30,
                                                                ------------------------  -----------------------
                                                                   2003         2002         2003         2002
                                                                ----------- ------------  ----------   ----------
Net loss, as reported.........................................  $     (8.1) $      (7.8)  $   (18.6)   $   (62.0)
   Add: Stock-based employee compensation expenses included in
      reported net income, net of related tax effects.........           -            -           -            -
   Deduct: Total stock-based employee compensation expense
      determined under the fair value method for all awards,
      net of related tax effects..............................        (0.5)        (0.3)       (0.9)        (0.6)
                                                                ----------- ------------  ----------   ----------
Pro forma net loss............................................  $     (8.6) $      (8.1)  $   (19.5)   $   (62.6)
                                                                =========== ============  ==========   ==========

Basic and diluted loss per share:
   As reported................................................  $    (1.24) $     (1.20)  $   (2.85)   $   (9.50)
   Pro forma..................................................       (1.31)       (1.25)      (2.99)       (9.60)

      The fair value of stock options granted were estimated at the grant date using a Black-Scholes option pricing model and the following weighted average assumptions:

                                                                                  THREE AND SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                  ---------------------------
                                                                                      2003           2002
                                                                                  ------------   ------------

Dividend yield..................................................................          -              -
Expected volatility.............................................................       0.38           0.38
Risk-free interest rate.........................................................       4.92%          5.32%
Expected life (years)...........................................................       6.63           6.59
Weighted average fair value.....................................................  $   10.65      $   13.65

10.   INCOME TAXES

      The Company generated a loss before income taxes of $8.1 million for the second quarter of 2003 and $18.6 million for the six months ended June 30, 2003;
however, the Company has recorded no tax benefit associated with the losses for the periods. Each period, the Company evaluates the appropriate factors in determining the realizability of the deferred tax assets attributable to losses and credits generated in the current period and those being carried forward.
These factors are discussed further in Note 12 to the Company's consolidated financial statements included in the Form 10-K. Based on this evaluation, the
Company provided valuation allowances with respect to the deferred tax assets attributable to losses and credits generated during the three and six months ended June 30, 2003. These valuation allowances were in addition to the valuation allowances which were provided in prior years.

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

                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                        JUNE 30,                 JUNE 30,
                                                                ------------------------ -------------------------
                                                                   2003          2002        2003         2002
                                                                -----------  ----------- ------------  -----------
Weighted average shares outstanding:
   Common Stock...............................................   6,522,053    6,527,671    6,524,847    6,527,671
   Effect of dilution:
      Class A Preferred Stock (1).............................           -            -            -            -
                                                                -----------  -----------   ----------  -----------
Weighted average number of common and common equivalent
   shares - Basic.............................................   6,522,053    6,527,671    6,524,847    6,527,671
   Effect of dilution:
      Stock options (1).......................................           -            -            -            -
                                                                -----------  -----------   ----------  -----------
Weighted average number of common and common equivalent
   shares - Diluted...........................................   6,522,053     6,527,671   6,524,847    6,527,671
                                                                ===========  ===========   ==========  ===========
------------------

(1)     The Class A Preferred Stock and options were not included in the computation of basic or diluted earnings per share because the Company had a loss for the three and six months ended June 30, 2003 and 2002, respectively.

12.   COMPREHENSIVE LOSS

      The following table sets forth comprehensive loss (in millions).

                                                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                     ---------------------------    -------------------------
                                                                         2003         2002             2003          2002
                                                                     ------------   ------------    -----------  ------------
Net loss:..........................................................  $      (8.1)   $      (7.8)    $    (18.6)  $     (62.0)
   Other comprehensive income (loss):
      Unrealized gains (losses) on available-for-sale investments..          0.5            0.6            0.8          (0.5)
      Applicable income tax benefit (expense)......................            -           (0.3)             -           0.2
                                                                     ------------   ------------    -----------  ------------
Total comprehensive loss...........................................  $      (7.6)   $      (7.5)    $    (17.8)  $     (62.3)
                                                                     ============   ============    ===========  ============

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
The financial information for the six months ended June 30, 2002, is condensed pro forma financial information which reflects the results of operations of the
Company excluding Kaiser (in millions, except share data).

                                       16
                                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                               JUNE 30,              JUNE 30,
                                                                          -------------------  --------------------
                                                                            2003       2002      2003       2002
                                                                          ---------  --------  ---------  ---------

Net sales................................................................ $   74.4   $  68.4   $  143.1   $  141.2
Costs and expenses.......................................................    (69.3)    (68.3)    (138.7)    (137.9)
                                                                          ---------  --------  ---------  ---------
Operating income.........................................................      5.1       0.1        4.4        3.3
Other income (expenses), net.............................................      6.4       7.5       15.9       15.9
Interest expense and amortization of deferred financing costs............    (19.6)    (19.9)     (38.9)     (40.5)
                                                                          ---------  --------  ---------  ---------
Loss before income taxes.................................................     (8.1)    (12.3)     (18.6)     (21.3)
Income tax benefit.......................................................        -       4.5          -        7.5
Minority interests.......................................................        -         -          -        0.2
                                                                          ---------  --------  ---------  ---------
Net loss................................................................. $   (8.1)  $  (7.8)  $  (18.6)  $  (13.6)
                                                                          =========  ========  =========  =========
Basic and diluted loss per share......................................... $  (1.24)  $ (1.20)  $  (2.85)  $  (2.08)
                                                                          =========  ========  =========  =========

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

      Regulatory and environmental matters play a significant role in the
Company's forest products operations. See Item 1. "Business--Forest Products
Operations--Regulatory and Environmental Factors" of the Form 10-K and Note 8
for a discussion of these matters. Regulatory compliance and related litigation have caused and may continue to cause delays in obtaining approvals of THPs and delays in harvesting on THPs once they are approved. This could result in a decline in harvest, an increase in the cost of logging operations, and lower net sales, as well as increased costs related to timber harvest litigation. With respect to the EPIC-SYP/Permits and USWA lawsuits (see Note 8), on July 23,
2003, the Court issued a statement of decision indicating that it will invalidate the SYP and the California Permit due to several deficiencies in agency procedures and the failure of Pacific Lumber to submit a complete and comprehensible SYP. The Court deferred, however, a decision on the specific remedy it will prescribe. A hearing on the matter of the remedy began on July
30, 2003; however, the hearing has not yet concluded and has been recessed until
September 3, 2003. The Court will thereafter issue its final decision subsequent to the conclusion of the hearing.

      Pacific Lumber is in the process of evaluating the options available to it in light of the developments in the EPIC- SYP/Permits and USWA lawsuits. It is impossible to determine the impact this matter will ultimately have on the
Company given that the Court has not issued its final decision, including the remedy to be prescribed by the Court. As discussed in Note 8, under the stay,
Pacific Lumber currently may harvest under THPs submitted prior to mid-October
2002 consistent with the SYP and the California Permit. Should the Court include in its remedies that Pacific Lumber may not harvest on these THPs, then Pacific
Lumber expects that harvest levels in 2003 and 2004 would decline materially from levels seen in 2002 as Pacific Lumber resubmits such THPs to the CDF for approval under the alternative forest practice rules. Pacific Lumber estimates that such a remedy would reduce the harvest level for the twelve months ended
June 30, 2004 by approximately 59 million board feet, net Scribner scale.
Pacific Lumber also estimates that without purchases of logs from third parties to make up for this shortfall, revenues would decline by approximately $57 million for the twelve months ended June 30, 2004. The Company believes that appropriate procedures were followed throughout the public review and approval process concerning the Environmental Plans and is working with the relevant government agencies to defend the EPIC-SYP/Permits and USWA lawsuits. The
Company expects to appeal the trial Court's decision. In addition to the potential short-term adverse impacts described above which could occur during the appeal process, these matters could have a long-term negative impact if they are ultimately decided adversely to the Company.

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

      Furthermore, there can be no assurance that certain other pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, adverse weather conditions, or low lumber or log prices, will not have a material adverse effect on the
Company's financial position, results of operations or liquidity. See Note 8 for further information regarding regulatory and legal proceedings relating to the
Company's forest products operations.

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

      The following table presents selected operational and financial information for the three and six months ended June 30, 2003 and 2002, for the
Company's forest products operations.

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                      ------------------------------  -----------------------------
                                                           2003            2002           2003           2002
                                                      ---------------  -------------  ------------  ---------------
                                                          (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)
Shipments:
   Lumber: (1)
      Redwood upper grades.........................              6.4            6.9          12.3             13.5
      Redwood common grades........................             58.8           64.8         108.8            117.6
      Douglas-fir upper grades.....................              0.7            1.3           1.6              2.6
      Douglas-fir common grades....................             10.4            3.3          20.0              5.7
      Other........................................              3.1              -           3.1                -
                                                      ---------------  -------------  ------------  ---------------
   Total lumber....................................             79.4           76.3         145.8            139.4
                                                      ===============  =============  ============  ===============
   Wood chips (2)..................................             20.7           17.2          41.8             32.5
                                                      ===============  =============  ============  ===============

Average sales price:
   Lumber: (3)
      Redwood upper grades.........................   $        1,316   $      1,328   $     1,292   $        1,346
      Redwood common grades........................              602            546           587              539
      Douglas-fir upper grades.....................            1,556          1,296         1,527            1,281
      Douglas-fir common grades....................              341            330           336              335
   Wood chips (4)..................................               46             34            45               34

Net sales:
   Lumber, net of discount.........................   $         49.0   $       46.9   $      89.2   $         86.1
   Logs............................................              1.0            3.5           1.9              8.9
   Wood chips......................................              0.9            0.6           1.9              1.1
   Cogeneration power..............................              3.4            2.4           6.0              4.7
   Other...........................................              0.9            0.9           1.5              1.4
                                                      ---------------  -------------  ------------  ---------------
      Total net sales..............................   $         55.2   $       54.3   $     100.5   $        102.2
                                                      ===============  =============  ============  ===============
Operating income...................................   $          8.0   $        7.4   $       9.3   $          9.9
                                                      ===============  =============  ============  ===============
Loss before income taxes and minority interests....   $         (3.4)  $       (5.3)  $     (16.6)  $        (14.6)
                                                      ===============  =============  ============  ===============

---------------------------

(1)   Lumber shipments are expressed in millions of board feet.
(2)   Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(3)   Dollars per thousand board feet.
(4)   Dollars per bone dry unit.

      Net Sales
      Net sales for the forest products segment increased for the three months ended June 30, 2003, as compared to the same period of 2002. A $2.1 million increase in revenues from lumber sales was primarily due to higher prices for redwood common grade lumber. The improvement in revenues due to the increase in prices was partially offset by an unfavorable shift in the mix of lumber from redwood to Douglas-fir. Revenues from log sales to third parties decreased by $2.5 million. Sales of surplus power from Pacific Lumber's cogeneration power plant increased $0.9 million over the prior year quarter primarily due to higher energy prices. Net sales for the six months ended June 30, 2003, decreased $1.7 million from the comparable prior year period. A $7.0 million decrease in log sales to third parties offset increases in net sales for lumber and other products. Lumber sales for the six months ended June 30, 2003 increased over the prior year period as a result of changes in prices and volumes similar to those between the 2003 and 2002 second quarters. Power sales increased for the six months ended June 30, 2003 due to an increase in both volume and prices.

      Operating Income
      Operating income for the forest products segment increased for the second quarter of 2003 compared to the prior year quarter due to increases in net sales of lumber and cogeneration power. Operating income for the six months ended June
30, 2003, decreased $0.6 million from the comparable prior year period. While the $1.7 million decrease in net sales for the period was more than offset by a
$3.7 million decrease in cost of sales, the segment incurred higher selling, general and administrative expenses primarily attributable to new and ongoing timber harvest litigation, which negatively impacted operating results.

      Loss Before Income Taxes and Minority Interests
      The forest products segment's loss before income taxes and minority interests decreased for the second quarter of 2003 as compared to the second quarter of 2002. In addition to the increases in net sales and operating income discussed above, a $1.2 million gain on the sale of timberlands contributed to the improvement for the period. Loss before income taxes and minority interests increased for the first six months of 2003 versus the comparable prior year period primarily due to lower earnings on cash, cash equivalents and short-term investments in addition to the factors which led to the decline in operating results discussed above.

      REAL ESTATE OPERATIONS

      Industry Overview and Selected Operational Data
      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Arizona,
California, Puerto Rico, and Texas. The following table presents selected operational and financial information for the three and six months ended June
30, 2003 and 2002, for the Company's real estate operations.

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2003         2002        2003        2002
                                                                   -----------  ----------  ----------  -----------
                                                                               (IN MILLIONS OF DOLLARS)

Net sales:
   Real estate:
      Fountain Hills.............................................  $     5.6    $    1.9    $     7.0   $      4.9
      Mirada.....................................................        0.7         0.2          1.9          0.2
      Palmas del Mar.............................................        1.1         0.6          5.1          6.1
      Other......................................................          -         0.1            -          0.4
                                                                   -----------  ----------  ----------  -----------
        Total....................................................        7.4         2.8         14.0         11.6
                                                                   -----------  ----------  ----------  -----------

   Resort, commercial and other:
      Fountain Hills.............................................         1.1         1.0         1.8          1.8
      Mirada.....................................................           -           -           -            -
      Palmas del Mar.............................................         1.8         3.0         4.4          6.3
      Commercial lease properties................................         4.0         2.1         8.0          4.3
      Other......................................................           -         0.1         0.1          0.1
                                                                   -----------  ----------  ----------  -----------
        Total....................................................         6.9         6.2        14.3         12.5
                                                                   -----------  ----------  ----------  -----------

   Total net sales...............................................  $     14.3   $     9.0   $    28.3   $     24.1
                                                                   ===========  ==========  ==========  ===========

Operating income (loss):
   Fountain Hills................................................  $      3.0   $    (0.1)  $     2.5   $        -
   Mirada........................................................        (1.1)       (0.6)       (1.1)        (1.1)
   Palmas del Mar................................................        (3.0)       (3.5)       (4.5)        (1.4)
   Commercial lease properties...................................         1.5         0.8         3.0          1.6
   Other.........................................................        (0.3)       (0.2)       (0.5)        (0.3)
                                                                   -----------  ----------  ----------  -----------
      Total operating income (loss)..............................  $      0.1   $    (3.6)  $    (0.6)  $     (1.2)
                                                                   ===========  ==========  ==========  ===========

Investment, interest and other income (expense), net:
   Equity in earnings from real estate joint ventures............  $      0.6   $     2.8   $     1.0   $      2.8
   Other.........................................................         0.7         1.1         1.3          2.4
                                                                   -----------  ----------  ----------  -----------
                                                                   $      1.3   $     3.9   $     2.3   $      5.2
                                                                   ===========  ==========  ==========  ===========

Income (loss) before income taxes and minority interests.........  $     (3.4)  $    (2.9)  $    (7.8)  $     (2.4)
                                                                   ===========  ==========  ==========  ===========

      Net Sales
      Net sales for the real estate segment increased for the second quarter and first six months of 2003 versus the comparable periods of 2002. Real estate sales at Fountain Hills and Mirada increased for the 2003 periods over the 2002 periods due to an increase in revenues from commercial lot sales at Fountain
Hills as well as higher lot sales at Mirada. These increases were offset in part by a decline in net sales from resort and commercial operations at Palmas del
Mar. Net sales from commercial lease properties increased as the 2003 periods reflect lease revenues from several properties acquired in the fourth quarter of
2002.

      Operating Income (Loss) and Loss Before Income Taxes and Minority Interests
      The real estate segment had operating income for the second quarter of
2003 as compared to an operating loss for the second quarter of 2002. The segment's operating loss for the first six months of 2003 decreased versus the year ago period. The improvements in operating results were due primarily to the increases in net sales discussed above. Despite the improvements in operating results, the loss before income taxes and minority interests increased for both the second quarter and first six months of 2003 due primarily to lower income from the segment's FireRock LLC joint venture, lower interest income, and higher interest expense associated with the borrowings used to finance the acquisition of commercial lease properties in the fourth quarter of 2002.

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

      The following table presents selected operational and financial information for the three and six months ended June 30, 2003 and 2002, for the
Company's racing operations.

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2003        2002         2003        2002
                                                                   ---------- ------------  ----------  -----------
                                                                               (IN MILLIONS OF DOLLARS)

Number of live race days:
   Sam Houston Race Park.........................................          -            -          48           52
   Valley Race Park..............................................          6            6          82           84

Handle:
   Sam Houston Race Park:
      On-track handle............................................  $    29.8  $      32.7   $    66.5   $     71.7
      Off-track handle...........................................          -            -       102.3        105.0
                                                                   ---------- ------------  ----------  -----------
        Total....................................................  $    29.8  $      32.7   $   168.8   $    176.7
                                                                   ========== ============  ==========  ===========

   Valley Race Park:
      On-track handle............................................  $     4.6  $       5.2   $    11.5   $     12.5
      Off-track handle...........................................        0.3          0.2         3.2          2.9
                                                                   ---------- ------------  ----------  -----------
        Total....................................................  $     4.9  $       5.4   $    14.7   $     15.4
                                                                   ========== ============  ==========  ===========

Net sales:
   Sam Houston Race Park:
      Net pari-mutuel commissions................................  $     2.7  $       2.9   $     8.3   $      8.7
      Other revenues.............................................        1.5          1.4         3.7          3.7
                                                                   ---------- ------------  ----------  -----------
        Total....................................................        4.2          4.3        12.0         12.4
                                                                   ---------- ------------  ----------  -----------
   Valley Race Park:
      Net pari-mutuel commissions................................        0.6          0.6         1.7          1.8
      Other revenues.............................................        0.1          0.2         0.6          0.7
                                                                   ---------- ------------  ----------  -----------
        Total....................................................        0.7          0.8         2.3          2.5
                                                                   ---------- ------------  ----------  -----------
   Total net sales...............................................  $     4.9  $       5.1   $    14.3   $     14.9
                                                                   ========== ============  ==========  ===========

Operating income (loss):
   Sam Houston Race Park.........................................  $    (1.0) $      (0.4)  $    (0.3)  $      0.7
   Valley Race Park..............................................       (0.2)           -        (0.3)           -
                                                                   ---------- ------------  ----------  -----------
      Total operating income (loss)..............................  $    (1.2) $      (0.4)  $    (0.6)  $      0.7
                                                                   ========== ============  ==========  ===========

Income (loss) before income taxes and minority interests.........  $    (1.2) $      (0.5)  $    (0.7)  $      0.7
                                                                   ========== ============  ==========  ===========

      Net Sales
      Net sales for the racing segment decreased for the quarter and six months ended June 30, 2003, from the comparable prior year periods, due in part to lower average daily attendance at both Sam Houston Race Park and Valley Race
Park and to lower levels of wagering on simulcast races at both locations.

      Operating Income (Loss) and Income (Loss) Before Income Taxes and Minority Interests
      The racing segment's operating results and income (loss) before income taxes and minority interests declined for both the quarter and six months ended
June 30, 2003, versus the prior year periods due to the decrease in net sales discussed above and an increase in selling, general and administrative expenses which was due in part to costs associated with legislative efforts.

   OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2003         2002        2003        2002
                                                                   -----------  ----------  ----------  -----------
                                                                               (IN MILLIONS OF DOLLARS)

Operating loss...................................................  $     (1.8)  $    (3.3)  $    (3.7)  $  (6.1)
Income (loss) before income taxes and minority interest..........        (0.1)       (3.6)(1)     6.5      (5.0)(1)
-----------------------------------------
(1)   Includes $0.4 million and $3.2 million of gains on repurchases of debt for the three and six month periods, respectively, as required by SFAS. No.
      145 (see Note 2). These gains were previously reported as extraordinary items.

      The operating losses in the table above represent corporate general and administrative expenses that are not allocated to the Company's industry segments. Results for the second quarter and first six months of 2002 reflect certain general and administrative expenses incurred as a result of Kaiser's
Chapter 11 filing, whereas these expenses were significantly less in the comparable periods of 2003. The losses before income taxes and minority interests include operating losses, investment, interest and other income
(expense) and interest expense, including amortization of deferred financing costs, that are not attributable to the Company's industry segments. Included in the results for the first six months of 2003 is income related to an $8.0 million reimbursement from an insurer for certain costs incurred in connection with the OTS and FDIC actions (see Note 8).

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
As a result of the deconsolidation of Kaiser, the balances at June 30, 2003 and
December 31, 2002 exclude amounts attributable to Kaiser. For comparison purposes, such amounts have also been excluded from the selected information related to changes in cash and cash equivalents for the six months ended June
30, 2002.

                                                 FOREST PRODUCTS
                                            --------------------------
                                                                 MGI
                                             SCOTIA  PACIFIC     AND    REAL                     MAXXAM
                                              LLC    LUMBER     OTHER  ESTATE   RACING   MGHI    PARENT     TOTAL
                                            -------- --------  ------- -------  ------  ------  --------- ---------
                                                                   (IN MILLIONS OF DOLLARS)

Debt and credit facilities (excluding
intercompany notes)
Short-term borrowings and current
   maturities of long-term debt:
   June 30, 2003........................... $  22.0  $   0.2   $    -  $ 11.8   $   -   $   -   $      -  $   34.0
   December 31, 2002.......................    16.7      0.3        -    13.5       -       -          -      30.5

Long-term debt, excluding current maturities:
   June 30, 2003........................... $ 720.7  $   0.4   $    -  $241.9   $ 0.5   $   -   $      -  $  963.5
   December 31, 2002.......................   737.7      0.4        -   244.0     0.2       -          -     982.3

Revolving credit facilities:
   June 30, 2003:
      Facility commitment amounts.......... $  58.9  $  45.0   $  2.5  $ 14.0   $   -   $   -   $      -  $  120.4
      Borrowings...........................     4.4        -        -       -       -       -          -       4.4
      Letters of credit....................       -     15.1        -     2.4       -       -          -      17.5
      Unused and available credit..........    54.4     10.4      2.5     0.7       -       -          -      68.0

Cash, cash equivalents, marketable
securities and other investments
June 30, 2003:
   Current amounts restricted for debt
      service.............................. $  21.3  $     -   $    -  $  0.3   $   -   $   -   $      -  $   21.6
   Other current amounts...................     3.8     21.0     15.4     8.0     4.7       -       82.3     135.2
                                            -------- --------  ------- -------  ------  ------  --------- ---------
                                               25.1     21.0     15.4     8.3     4.7       -       82.3     156.8
                                            -------- --------  ------- -------  ------  ------  --------- ---------
   Long-term amounts restricted for
      debt service.........................    38.9        -        -     1.4       -       -          -      40.3
   Other long-term restricted amounts......       -      0.4      2.3     5.5       -       -          -       8.2
                                            -------- --------  ------- -------  ------  ------  --------- ---------
                                               38.9      0.4      2.3     6.9       -       -          -      48.5
                                            -------- --------  ------- -------  ------  ------  --------- ---------
                                            $  64.0  $  21.4   $ 17.7  $ 15.2   $ 4.7   $   -   $   82.3  $  205.3
                                            ======== ========  ======= =======  ======  ======  ========= =========

December 31, 2002:
   Current amounts restricted for debt
      service.............................. $  24.5  $     -   $    -  $  0.3   $   -   $   -   $      -  $   24.8
   Other current amounts...................     4.9     21.3     13.6     6.4     5.2     0.3       74.8     126.5
                                            -------- --------  ------- -------  ------  ------  --------- ---------
                                               29.4     21.3     13.6     6.7     5.2     0.3       74.8     151.3
                                            -------- --------  ------- -------  ------  ------  --------- ---------

   Long-term amounts restricted for debt
      service..............................    52.9        -        -     1.4       -       -          -      54.3
   Other long-term restricted amounts......      -       0.4      2.3     6.6       -       -          -       9.3
                                            -------- --------  ------- -------  ------  ------  --------- ---------
                                               52.9      0.4      2.3     8.0       -       -          -      63.6
                                            -------- --------  ------- -------  ------  ------  --------- ---------
                                            $  82.3  $  21.7   $ 15.9  $ 14.7   $ 5.2   $ 0.3   $   74.8  $  214.9
                                            ======== ========  ======= =======  ======  ======  ========= =========

----------------------------
Table and Notes continued on next page

                                                 FOREST PRODUCTS
                                            --------------------------
                                                                 MGI
                                             SCOTIA  PACIFIC     AND    REAL                     MAXXAM
                                              LLC    LUMBER     OTHER  ESTATE   RACING   MGHI    PARENT     TOTAL
                                            -------- --------  ------- -------  ------  ------  --------- ---------
                                                                   (IN MILLIONS OF DOLLARS)

Changes in cash and cash equivalents for
   the six month periods
Capital expenditures:
   June 30, 2003..........................  $  4.0    $  2.2    $ 0.7   $  1.7   $ 0.8  $    -  $     0.2  $   9.6
   June 30, 2002..........................     3.3       2.3      0.4      1.8     0.2       -          -      8.0

Net proceeds from dispositions of property
   and investments:
   June 30, 2003..........................  $  3.2    $  0.1    $   -   $    -   $   -  $    -  $       -  $   3.3
   June 30, 2002..........................       -       1.5        -        -       -       -          -      1.5

Borrowings (repayments) of debt and credit
   facilities, net of financing costs:
   June 30, 2003..........................  $ (7.7)   $    -    $   -   $ (3.8)  $0.3   $    -  $       -  $ (11.2)
   June 30, 2002..........................   (11.7)    (17.7)    (0.6)    (0.7)      -   (25.7)         -    (56.4)

Dividends and advances received (paid):
   June 30, 2003..........................  $    -    $    -    $   -   $ (0.3)  $(0.6) $    -  $     0.9  $     -
   June 30, 2002..........................   (29.4)     29.4     (0.1)     0.1    (1.7)      -        1.7        -

   MAXXAM PARENT AND MGHI

      The Company may from time to time purchase shares of its Common Stock on national exchanges or in privately negotiated transactions. During the second quarter of 2003, the Company purchased an aggregate of 9,600 shares of its
Common Stock on national exchanges.

      MAXXAM Parent and MGHI own the 50,000,000 Kaiser Shares, representing an approximate 62% interest. As a result of the Cases, the value of Kaiser common stock has declined substantially, and the market value of the Kaiser Shares based on the price per share quoted at the close of business on August 1, 2003, was $2.5 million. There can be no assurance that such value would be realized should the Kaiser shares owned by the Company be sold, and it is likely that the
Company's ownership interest in Kaiser will be diluted or cancelled as a result of a plan of reorganization. See also Notes 1 and 5.

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

   FOREST PRODUCTS OPERATIONS

      The Scotia LLC Line of Credit allows Scotia LLC to borrow up to one year's interest on the Timber Notes. On June 20, 2003, the Scotia LLC Line of Credit
was extended to July 7, 2006. At or near the completion of such extension,
Scotia LLC will request that the Scotia LLC Line of Credit be extended for a period of not less than 364 days. If not extended, Scotia LLC may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the Aggregate Minimum Principal Amortization Amount, as
defined, then due), commencing approximately two and one-half years following the date of the draw. At June 30, 2003, Scotia LLC could have borrowed a maximum of $58.9 million under the Scotia LLC Line of Credit, and there was $4.4 million outstanding under the Scotia LLC Line of Credit.

      On the note payment date in January 2003, Scotia LLC had $5.6 million set aside in the note payment account to pay the $27.9 million of interest due.
Scotia LLC used $22.3 million (in addition to $1.6 million of interest due in respect of Timber Notes held by Scotia LLC) of the funds available under the
Scotia LLC Line of Credit to pay the remaining amount of interest due. Scotia
LLC repaid $12.1 million of principal on the Timber Notes (an amount equal to
Scheduled Amortization) using funds held in the SAR Account.

      In April 2003, $3.4 million of funds from the SAR Account were used to repurchase $4.0 million principal amount of Timber Notes, as permitted under the
Timber Notes Indenture, resulting in a gain of $0.4 million (net of unamortized deferred financing costs) on extinguishment of debt.

      On the note payment date in July 2003, Scotia LLC used $27.4 million (in addition to $2.0 million due in respect of Timber Notes held by Scotia LLC) of the funds available under the Scotia LLC Line of Credit to pay the entire amount of interest due. Scotia LLC repaid $4.4 million of principal on the Timber Notes
(an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      With respect to the note payment date in January 2004, Scotia LLC expects to use the funds available under the Scotia LLC Line of Credit to pay all or a portion of the $27.3 million of interest due (in addition to $2.0 million due in respect of Timber Notes held by the Company). Scotia LLC expects to repay $13.1 million of principal on the Timber Notes (an amount equal to Scheduled
Amortization) using funds held in the SAR Account.

      The Pacific Lumber Credit Agreement provides for a two-year revolving line of credit expiring on August 13, 2004, with an aggregate commitment of $45.0 million. At June 30, 2003, $15.1 million of letters of credit and no borrowings were outstanding under the Pacific Lumber Credit Agreement. Unused availability was limited to $10.4 million at June 30, 2003. In July 2003, $14.8 million of letters of credit were released under the Pacific Lumber Credit Agreement, thereby increasing unused availability to $25.2 million.

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

      In January 2003, in accordance with the Master Purchase Agreement, Scotia
LLC engaged an independent forestry consultant with respect to establishing the purchase prices of logs to be sold to Pacific Lumber in the first half of 2003.
The consultant determined that with respect to certain categories of logs, the fair market value was higher than the comparable SBE Price. The prices for redwood logs were on average approximately 20% higher for the first half of 2003 than those for the second half of 2002. There was relatively no price change for
Douglas-fir logs.

      In June 2003, the State Board of Equalization adopted the new Harvest
Value Schedule for the second half of 2003. The prices published in that schedule reflected a 22% increase in the SBE Price for small redwood logs and an
11% increase for small Douglas-fir logs from the prices published for the first half of 2003, and a 7% increase from the price in effect for small redwood logs
(i.e., the prices established using the independent forestry consultant) during the first half of 2003.

      On August 12, 2003, Standard & Poor's Ratings Services announced that it was lowering its ratings on all classes of the Timber Notes.  Ratings on the
Class A-1 Timber Notes were lowered from A to BBB+; ratings on the Class A-2
Timber Notes were lowered from A to BBB; and ratings on the Class A-3 Timber
Notes were lowered from BBB to BB.  Standard & Poor's also indicated that the ratings remain on CreditWatch with negative implications and that the lowered ratings reflect the negative impact that depressed timber prices, lower harvest levels, and higher operating costs have had on Scotia LLC's cash flow available for debt service.

      With respect to short-term liquidity, Scotia LLC believes that existing cash available for principal payments from the SAR Account, and funds available under the Scotia LLC Line of Credit, together with cash flows from operations, should provide sufficient funds to meet its working capital, capital expenditures and required debt service obligations through 2004; however, this may very well not be the case if, as a remedy, the Court in the EPIC-SYP/Permits and USWA lawsuits prohibits Pacific Lumber from harvesting on THPs which were submitted prior to mid-October 2002 consistent with the SYP and the California
Permit. With respect to long-term liquidity, although the Company expects that cash flows from operations and funds available under the SAR Account and the
Scotia LLC Line of Credit should be adequate to meet Scotia LLC's debt service, working capital and capital expenditure requirements, unless log prices continue to improve, there can be no assurance that this will be the case. In addition, cash flows from operations will be adversely affected if harvest levels decline or costs increase as a result of the various regulatory, environmental and litigation matters discussed in "--Results of Operations--Forest Products
Operations--Industry Overview and Selected Operational Data" above and Note 8.

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

TRENDS

      In July 2003, the Texas Racing Commission approved live race dates for
2004. As a result, Sam Houston Race Park will more than double the number of dates to 95 for its quarter horse meet in 2004. The additional live race dates granted for 2004 are not likely to be granted in 2005 and beyond.

      The following table presents the number and type of performance conducted and scheduled from 2002 through 2004 at Sam Houston Race Park.

                                             YEARS ENDED DECEMBER 31,
                                     ----------------------------------------
                                        2002           2003          2004
                                     ----------     ----------    -----------
Live Thoroughbred Race Days                  84             84             78
Live Quarter Horse Race Days                 42             43             95
Simulcast-only Days                         238            237            192

      As a result of the additional live race dates granted for 2004, management expects that revenues will increase somewhat in 2004 as compared to 2003.

      The Texas legislature, which convenes every other year and was in session from January 14, 2003 until June 2, 2003, considered a variety of alternatives to address a projected budget shortfall, including enhancing state revenues through additional forms of gaming such as video lottery terminals at existing horse and dog racing tracks, gaming on Indian reservations, keno, and full casinos. The Texas legislature did not enact any of this legislation. While the
Company intends to continue pursuing legislation which would expand the form of gaming available at horse and dog tracks, no assurance can be given that these efforts will be successful.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates primarily under the
Scotia LLC Line of Credit and the Pacific Lumber Credit Agreement, as well as certain other debt facilities used to finance real estate development activities. These facilities bear interest at either the prime interest rate or
LIBOR plus a specified percentage point spread. The Scotia LLC Line of Credit was established in conjunction with the offering of the Timber Notes. The
Company's objective in maintaining its other variable rate borrowings is flexibility in borrowing funds and making repayments without penalties. As of
June 30, 2003, there were $22.1 million in borrowings outstanding under all variable rate facilities. Based on the amount of borrowings outstanding under these facilities during the six months ended June 30, 2003, a 1.0% change in interest rates effective from the beginning of the year would have resulted in an increase or decrease in interest expense for the period of $0.1 million.

      None of the Company's other debt is exposed to the risk of higher interest payments due to changes in market interest rates. The Company does not utilize interest rate swaps or similar hedging arrangements.

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

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the
Company's management, including the Company's Chief Executive Officer and the
Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer
concluded that the Company's disclosure controls and procedures were effective.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders of the Company was held on May 21,
2003, at which meeting the stockholders reelected Messrs. Cruikshank, Rosenberg,
Rosenthal, Friedman and Levin as directors of the Company. Stockholders also approved a proposal to reapprove and amend the 1994 Executive Bonus Plan. The results of the matters voted upon at the meeting are shown below.

NOMINEES FOR DIRECTOR

      The nominees for election as directors of the Company are listed below, together with voting information for each nominee. Messrs. Charles E. Hurwitz and Paul N. Schwartz continued as directors of the Company.

      NOMINEES FOR ELECTION BY HOLDERS OF COMMON STOCK

      Robert J. Cruikshank - 4,998,635 votes for, 265,099 votes withheld and -0-
         broker non-votes.
      Stanley D. Rosenberg - 4,998,676 votes for, 265,058 votes withheld and -0-
         broker non-votes.
      Michael J. Rosenthal - 5,091,907 votes for, 171,827 votes withheld and -0-
         broker non-votes.

      NOMINEES FOR ELECTION BY HOLDERS OF COMMON STOCK AND CLASS A PREFERRED STOCK

      J. Kent Friedman - 11,769,994 votes for, 171,400 votes withheld and -0-
         broker non-votes.
      Ezra G. Levin - 11,769,703 votes for, 171,691 votes withheld and -0-
         broker non-votes.

PROPOSAL REGARDING THE COMPANY'S 1994 EXECUTIVE BONUS PLAN

      11,270,166 votes for, 661,419 votes against, and 9,809 broker non-votes.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

      A.   EXHIBITS:

              4.1     Third Amendment, dated June 20, 2003, to the Scotia LLC
                      Line of Credit (incorporated herein by reference to
                      Exhibit 4.1 to the Scotia LLC June 2003 Form 10-Q; File
                      No. 333-63825)

           * 31.1     Section 302 Certification of Chief Executive Officer
           * 31.2     Section 302 Certification of Chief Financial Officer
           * 32.1     Section 906 Certification of Chief Executive Officer
           * 32.2     Section 906 Certification of Chief Financial Officer

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

      On May 15, 2003, the Company filed a current report on Form 8-K (under
Item 9), related to a press release regarding its results for the three months ended June 30, 2003.

      On May 20, 2003, the Company filed a current report on Form 8-K (under
Item 5), related to a tentative ruling in the EPIC-SYP/Permits lawsuit.

      On July 24, 2003, the Company filed a current report on Form 8-K (under
Item 5), related to a statement of decision with respect to the EPIC-SYP/Permits and USWA lawsuits.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Registrant and as the principal financial and accounting officers of the
Registrant, respectively.

                                                             MAXXAM INC.

Date: August 14, 2003                By:       /S/         PAUL N. SCHWARTZ
                                         ------------------------------------------------------
                                                          Paul N. Schwartz
                                           President, Chief Financial Officer and Director
                                                   (Principal Financial Officer)

Date: August 14, 2003                By:       /S/      ELIZABETH D. BRUMLEY
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

California Permit: The incidental take permit issued by California pursuant to the HCP

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
DR020718) pending in the Superior Court of Humboldt County, California

Court: The United States Bankruptcy Court for the District of Delaware

CWA:  Federal Clean Water Act

Debtors: Kaiser, KACC and the subsidiaries of KACC which have filed petitions for reorganization

Elk River Order: Clean up and abatement order issued to Pacific Lumber by the
North Coast Water Board for the Elk River watershed

Environmental Plans:  The HCP and the SYP

EPA:  Environmental Protection Agency

EPIC-SYP/Permits lawsuit: An action entitled Environmental Protection
Information Association, Sierra Club v. California Department of Forestry and
Fire Protection, California Department of Fish and Game, The Pacific Lumber
Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. pending in the Superior Court of Humboldt County, California (No. CV990452)

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

Harvest Value Schedule: A schedule setting forth the SBE Prices published bi-annually by the California State Board of Equalization for purposes of computing yield taxes on timber sales

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

Humboldt DA action: A civil suit filed in the Superior Court of Humboldt County,
California, by the District Attorney of Humboldt County entitled The People of the State of California v. Pacific Lumber, Scotia Pacific Holding Company and
Salmon Creek Corporation (No. DR030070)

HWC lawsuit: An action entitled Humboldt County Watershed Council, et al. v.
North Coast Regional Water Quality Control Board, et al. (No. CV03-0438),
naming Pacific Lumber as real party in interest, pending in the Superior Court of Humboldt County, California

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

LIBOR: London Inter Bank Offering Rate

Master Purchase Agreement: The agreement between Pacific Lumber and Scotia LLC that governs all purchases of logs by Pacific Lumber from Scotia LLC

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

Pacific Lumber:  The Pacific Lumber Company, a wholly owned subsidiary of MGI

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

THP No. 520 lawsuit: An action entitled The Pacific Lumber Company, et al. v.
California State Water Resources Control Board (No. DR010860) pending in the
Superior Court of Humboldt County, California

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