Form 10-Q
period 2003-09-30
MAXXAM INC
filed 2003-11-14
CIK 63814

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

 Number of shares of common stock outstanding at November 13, 2003: 6,192,371

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

      Item 4.   Disclosure Controls and Procedures

PART II. - OTHER INFORMATION

      Item 1.   Legal Proceedings
      Item 6.   Exhibits and Reports on Form 8-K
      Signatures

APPENDIX A - GLOSSARY OF DEFINED TERMS

                          MAXXAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                        SEPTEMBER 30, DECEMBER 31,
                                                                                            2003          2002
                                                                                        ------------  -------------
                                                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents..........................................................  $      30.1   $       45.6
   Marketable securities..............................................................        121.5          105.7
   Receivables:
      Trade, net of allowance for doubtful accounts of $2.8 and $2.9, respectively....         12.6           11.4
      Other...........................................................................          3.0            4.6
   Inventories:
      Lumber..........................................................................         20.2           22.2
      Logs............................................................................         10.4           12.4
   Prepaid expenses and other current assets..........................................         41.1           41.8
                                                                                        ------------  -------------
      Total current assets............................................................        238.9          243.7
Property, plant and equipment, net of accumulated depreciation of $158.9 and
   $140.4, respectively...............................................................        365.8          375.2
Timber and timberlands, net of accumulated depletion of $212.0 and $204.5,
   respectively.......................................................................        220.9          227.3
Deferred income taxes.................................................................         83.5           82.4
Restricted cash, marketable securities and other investments..........................         45.3           63.6
Long-term receivables and other assets................................................        109.6          115.1
                                                                                        ------------  -------------
                                                                                        $   1,064.0   $    1,107.3
                                                                                        ============  =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable...................................................................  $      12.2   $       12.2
   Accrued interest...................................................................         12.2           26.0
   Accrued compensation and related benefits..........................................         15.4           14.0
   Other accrued liabilities..........................................................         20.4           27.6
   Short-term borrowings and current maturities of long-term debt, excluding $4.0 and
      $2.6, respectively, of repurchased Timber Notes held in the SAR Account.........         50.9           30.5
                                                                                        ------------  -------------
        Total current liabilities.....................................................        111.1          110.3
Long-term debt, less current maturities and excluding $52.6 and $52.8, respectively,
   of repurchased Timber Notes held in the SAR Account................................        955.1          982.3
Accrued postretirement medical benefits...............................................         10.6           10.3
Losses in excess of investment in Kaiser..............................................        516.2          516.2
Other noncurrent liabilities..........................................................         78.2           70.7
                                                                                        ------------  -------------
        Total liabilities.............................................................      1,671.2        1,689.8
                                                                                        ------------  -------------
Commitments and contingencies (see Note 8)
Stockholders' deficit:
   Preferred stock, $0.50 par value; $0.75 liquidation preference; Class A $0.05
      Non-Cumulative Participating Convertible Preferred Stock; 12,500,000
      shares authorized; 669,235 shares issued; 668,390 shares outstanding............          0.3            0.3
   Common stock, $0.50 par value; 28,000,000 shares authorized;
      10,063,359 shares issued; 6,513,071 and 6,527,671 shares outstanding,
      respectively....................................................................          5.0            5.0
   Additional capital.................................................................        225.3          225.3
   Accumulated deficit................................................................       (633.1)        (608.2)
   Accumulated other comprehensive loss...............................................        (88.8)         (89.2)
   Treasury stock, at cost (shares held:  preferred - 845; common - 3,550,288 and
      3,535,688, respectively) .......................................................       (115.9)        (115.7)
                                                                                        ------------  -------------
        Total stockholders' deficit...................................................       (607.2)        (582.5)
                                                                                        ------------  -------------
                                                                                        $   1,064.0   $    1,107.3
                                                                                        ============  =============

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
             (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE INFORMATION)

                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                                 ------------------------  ------------------------
                                                                    2003         2002         2003         2002
                                                                 -----------  -----------  ----------- ------------
                                                                                     (UNAUDITED)
Net sales:
   Forest products.............................................  $     56.1   $     51.8   $    156.6  $     154.0
   Real estate.................................................        20.4         13.7         48.7         37.8
   Racing......................................................         7.7          8.1         22.0         23.0
   Aluminum....................................................           -            -            -        167.5
                                                                 -----------  -----------  ----------- ------------
                                                                       84.2         73.6        227.3        382.3
                                                                 -----------  -----------  ----------- ------------
Costs and expenses:
   Cost of sales and operations:
      Forest products..........................................        38.4         32.3        106.2        103.8
      Real estate..............................................         5.8          4.5         18.0         14.7
      Racing...................................................         5.4          5.5         15.3         15.0
      Aluminum.................................................           -            -            -        158.6
   Selling, general and administrative expenses................        15.3         17.7         45.3         69.4
   Impairment of assets........................................         1.4            -          1.4            -
   Depreciation, depletion and amortization....................         9.1          8.8         27.9         36.3
                                                                 -----------  -----------  ----------- ------------
                                                                       75.4         68.8        214.1        397.8
                                                                 -----------  -----------  ----------- ------------
Operating income (loss):
   Forest products.............................................         6.7          5.4         16.0         15.3
   Real estate.................................................         4.9          1.9          4.3          0.7
   Racing......................................................        (0.7)        (0.5)        (1.3)         0.2
   Aluminum....................................................           -            -            -        (23.6)
   Corporate...................................................        (2.1)        (2.0)        (5.8)        (8.1)
                                                                 -----------  -----------  ----------- ------------
                                                                        8.8          4.8         13.2        (15.5)
Other income (expense):
   Investment, interest and other income (expense), net........         3.9          2.9         19.8         10.7
   Interest expense............................................       (18.5)       (18.9)       (56.3)       (70.3)
   Amortization of deferred financing costs....................        (0.5)        (0.8)        (1.6)        (2.6)
                                                                 -----------  -----------  ----------- ------------
Loss before income taxes and minority interests ...............        (6.3)       (12.0)       (24.9)       (77.7)
Income tax benefit.............................................           -          4.6            -          7.4
Minority interests.............................................           -            -            -          0.9
                                                                 -----------  -----------  ----------- ------------
Net loss.......................................................  $     (6.3)  $     (7.4)  $    (24.9) $     (69.4)
                                                                 ===========  ===========  =========== ============

Basic and diluted loss per common and common
   equivalent share ...........................................  $    (0.96)  $    (1.14)  $    (3.81) $    (10.64)
                                                                 ===========  ===========  =========== ============

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                          -------------------------
                                                                                             2003          2002
                                                                                          -----------  ------------
                                                                                                  (UNAUDITED)

Cash flows from operating activities:
   Net loss.............................................................................  $    (24.9)  $     (69.4)
   Adjustments to reconcile net loss to net cash used for operating activities:
      Depreciation, depletion and amortization..........................................        27.9          36.3
      Net gains on asset dispositions...................................................        (0.9)         (4.8)
      Net gains on marketable securities................................................       (13.5)         (1.8)
      Minority interests................................................................           -          (0.9)
      Amortization of deferred financing costs..........................................         1.6           2.6
      Equity in (earnings) loss of unconsolidated affiliates, net of dividends received.        (1.2)          1.3
      Increase (decrease) in cash resulting from changes in:
        Receivables.....................................................................         2.0          21.6
        Inventories.....................................................................         3.4          15.7
        Prepaid expenses and other current assets.......................................         1.2          45.2
        Accounts payable................................................................         0.6           9.8
        Accrued and deferred income taxes...............................................           -         (13.2)
        Payable to affiliates and other accrued liabilities.............................        (2.8)        (44.9)
        Accrued interest................................................................       (13.8)         (7.8)
        Long-term assets and long-term liabilities......................................         4.8         (29.2)
        Other...........................................................................         0.9           0.2
                                                                                          -----------  ------------
        Net cash used for operating activities..........................................       (14.7)        (39.3)
                                                                                          -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from dispositions of property and investments...........................         3.5           6.5
   Net sales of marketable securities and other investments.............................         1.2           7.6
   Capital expenditures.................................................................       (14.5)        (17.5)
   Decrease in cash attributable to deconsolidation of Kaiser...........................           -        (130.4)
   Other................................................................................         0.3           0.3
                                                                                          -----------  ------------
        Net cash used for investing activities..........................................        (9.5)       (133.5)
                                                                                          -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of long-term debt............................................         1.2           6.8
   Redemptions, repurchases of and principal payments on long-term debt.................       (24.4)        (61.1)
   Borrowings (repayments) under revolving and short-term credit facilities.............        20.3         (14.5)
   Restricted cash withdrawals, net.....................................................        11.8          30.4
   Other................................................................................        (0.2)         (1.3)
                                                                                          -----------  ------------
        Net cash provided by (used for) financing activities............................         8.7         (39.7)
                                                                                          -----------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS...............................................       (15.5)       (212.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................................        45.6         272.2
                                                                                          -----------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................................  $     30.1   $      59.7
                                                                                          ===========  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest...........................................  $     70.1   $      78.2

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
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2003, the consolidated results of operations for the three and nine months ended September 30, 2003 and
2002, and the consolidated cash flows for the nine months ended September 30,
2003 and 2002.

      Reclassifications
      The adoption of SFAS No. 145 in January 2003 resulted in the inclusion of
$0.3 million and $3.5 million of gains on repurchases of debt for the three and nine month periods ended September 30, 2002, respectively, in investment, interest and other income rather than as extraordinary items in the accompanying financial statements (see Note 2).

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

      The Company expects it will consider reversal of its losses in excess of its investment in Kaiser when either: (1) Kaiser's bankruptcy is resolved and the amount of the Company's remaining investment in Kaiser is determined or (2)
the Company disposes of its shares of Kaiser common stock. Accordingly, these consolidated financial statements do not reflect any adjustments related to the deconsolidation of Kaiser other than presenting the Company's investment in
Kaiser using the cost method. When either of the events described above occurs, the Company will re-evaluate the appropriate accounting treatment of its investment in Kaiser based upon the facts and circumstances at such time. It is likely that the Company's ownership interest in Kaiser will be cancelled. See
Note 5 for further discussion of the Company's investment in Kaiser.

      The following financial information is presented for comparison purposes.
The financial information for the nine months ended September 30, 2002, is condensed pro forma financial information which reflects the results of operations of the Company excluding Kaiser (in millions, except share data).

                                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                                      ---------------------  ----------------------
                                                                         2003       2002        2003        2002
                                                                      ----------  ---------  ----------  ----------

Net sales...........................................................  $    84.2   $   73.6   $   227.3   $   214.8
Costs and expenses..................................................      (75.4)     (68.8)     (214.1)     (206.7)
                                                                      ----------  ---------  ----------  ----------
Operating income....................................................        8.8        4.8        13.2         8.1
Other income (expenses), net........................................        3.9        2.9        19.8        18.8
Interest expense and amortization of deferred financing costs.......      (19.0)     (19.7)      (57.9)      (60.2)
                                                                      ----------  ---------  ----------  ----------
Loss before income taxes............................................       (6.3)     (12.0)      (24.9)      (33.3)
Income tax benefit..................................................          -        4.6           -        12.1
Minority interests..................................................          -          -           -         0.2
                                                                      ----------  ---------  ----------  ----------
Net loss............................................................  $    (6.3)  $   (7.4)  $   (24.9)  $   (21.0)
                                                                      ==========  =========  ==========  ==========
Basic and diluted loss per share                                      $   (0.96)  $  (1.14)  $   (3.81)  $   (3.22)
                                                                      ==========  =========  ==========  ==========

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
30. Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The adoption of SFAS No. 145 resulted in the inclusion of gains on repurchases of debt for the three and nine months ended September 30, 2003 and
2002, in investment, interest and other income rather than as an extraordinary item in the financial statements.

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

      Consolidation of Variable Interest Entities
      In January 2003, the FASB issued FIN 46, which establishes criteria to identify and assess a company's interest in variable interest entities and for consolidating those entities. FIN 46 is currently effective for variable interest entities created or obtained after January 2003, and will be effective for all variable interest entities for interim periods beginning after December
15, 2003. The Company believes that the adoption of FIN 46 may require the consolidation of a 50% interest in a joint venture (FireRock, LLC) which develops real estate in Arizona.

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

                                   REPORTABLE SEGMENTS
                               ---------------------------
                                                                          CONSOLIDATED
                                 FOREST     REAL                         TOTAL EXCLUDING              CONSOLIDATED
                                PRODUCTS   ESTATE   RACING   CORPORATE      ALUMINUM     ALUMINUM         TOTAL
                               ---------  -------  -------  ------------ --------------  -----------  -------------
Depreciation, depletion and
   amortization for the
   three months ended:
      September 30, 2003.....  $    5.1   $  3.6   $  0.4   $       -    $         9.1   $      -      $       9.1
      September 30, 2002.....       5.8      2.5      0.4         0.1              8.8          -              8.8

Depreciation, depletion and
   amortization for the
   nine months ended:
      September 30, 2003.....      15.8     10.8      1.2         0.1             27.9          -             27.9
      September 30, 2002.....      17.6      7.5      1.2         0.3             26.6        9.7 (1)         36.3

Total assets as of:
      September 30, 2003.....     488.4    361.2     34.7       179.7          1,064.0          -          1,064.0
      December 31, 2002......     525.3    377.1     36.4       168.5          1,107.3          - (2)      1,107.3

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

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                                -------------------------  ------------------------
                                                                    2003         2002         2003         2002
                                                                ------------ ------------  -----------  -----------
Equity in earnings (loss) from real estate joint ventures...... $       0.2  $      (0.4)  $      1.2   $      2.4
                                                                ============ ============  ===========  ===========

      In March 2003, the Company's casino facility at its Palmas del Mar operation in Puerto Rico ceased operations due to the closure of a hotel which was owned and operated by a third party from whom the casino leased adjacent space. The hotel was sold during the three months ended September 30, 2003, and the Company expects that the new owner will not lease space for the casino to the Company. In connection with such determination, the Company recorded a charge to operating costs of $1.4 million to write-down casino-related assets to estimated fair value.

      Corporate
      Corporate investment, interest and other income (expense) for the nine months ended September 30, 2003, includes $8.0 million of insurance recoveries related to the OTS and FDIC actions discussed in Note 8.

4.    RESTRICTED CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      The following amounts are restricted (in millions):

                                                                                     September 30,   DECEMBER 31,
                                                                                         2003            2002
                                                                                    --------------- ---------------
Current assets:
   Restricted cash and cash equivalents............................................ $          4.5  $          9.9
                                                                                    --------------- ---------------
   Marketable securities, restricted:
      Amounts held in SAR Account..................................................           22.2            19.3
                                                                                    --------------- ---------------

Long-term restricted cash, marketable securities and other investments:
   Amounts held in SAR Account.....................................................           85.5           101.6
   Other amounts restricted under the Timber Notes Indenture.......................            2.6             2.6
   Other long-term restricted cash.................................................            8.7            10.7
   Less: Amounts attributable to repurchased Timber Notes held in SAR Account......          (51.5)          (51.3)
                                                                                    --------------- ---------------
                                                                                              45.3            63.6
                                                                                    --------------- ---------------

Total restricted cash, cash equivalents, marketable securities and
   other investments............................................................... $         72.0  $         92.8
                                                                                    =============== ===============

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

      The necessity for filing the Cases by the Original Debtors was attributable to the liquidity and cash flow problems of Kaiser arising in late
2001 and early 2002. Kaiser was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11, 2001. In addition, Kaiser had become increasingly burdened by asbestos litigation and growing legacy obligations for retiree medical and pension costs. The confluence of these factors created the prospect of continuing operating losses and negative cash flows, resulting in lower credit ratings and an inability to access the capital markets.

      Kaiser has indicated that its objective in the Cases is to achieve the highest possible recoveries for all stakeholders consistent with the Debtors'
abilities to pay, and to continue the operation of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or achieve a successful reorganization. While valuation of the
Debtors' assets and estimation of pre-Filing Date claims at this stage of the
Cases are subject to inherent uncertainties, Kaiser has indicated that the
Debtors believe that it is likely that their liabilities will be found to exceed the fair value of their assets. The Debtors therefore believe that it is likely that substantially all pre-Filing Date claims will be settled at less than 100%
of their face value and the equity of Kaiser's stockholders, including the
Company, will be cancelled without consideration.

      As provided by the Code, the Original Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date.
The Bankruptcy Court has subsequently approved several extensions of the exclusivity period for all Debtors. A motion to extend the exclusivity period through February 29, 2004, was filed by the Debtors in late October 2003, and the Debtors expect the motion to be approved by the Bankruptcy Court. Kaiser has related that additional extensions are likely to be sought. However, no assurance can be given that any future extension requests will be granted by the
Bankruptcy Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite number of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

      In April 2002, Kaiser filed a motion seeking an order of the Bankruptcy
Court prohibiting the Company (or MGHI), without first seeking Bankruptcy Court relief, from making any disposition of the Kaiser Shares, including any sale, transfer, or exchange of such stock or treating any of the Kaiser Shares as worthless for federal income tax purposes. Kaiser indicated in its Bankruptcy
Court filing that it was concerned that such a transaction could have the effect of depriving Kaiser of the ability to utilize the full value of its net operating losses, foreign tax credits and minimum tax credits. In July 2002, the
Company and MGHI agreed with Kaiser that they would not dispose of any of their
Kaiser Shares prior to a hearing on the April 2002 motion. The parties also agreed that the Company (or MGHI) may upon 10 days written notice to Kaiser (a)
request the Bankruptcy Court to hear the matter at a special hearing or (b) have the matter heard at one of Kaiser's scheduled monthly bankruptcy hearings.

      Kaiser's common stock is publicly traded on the OTC Bulletin Board under the trading symbol "KLUCQ." The market value for the 50,000,000 Kaiser Shares, based on the price per share quoted at the close of business on November 7,
2003, was $4.5 million. There can be no assurance that such value would be realized should the Kaiser Shares be sold.

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

                                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                                         2003            2002
                                                                                    --------------- ---------------

Current assets..................................................................... $        465.1  $        516.6
Investments in and advances to unconsolidated affiliates...........................           75.9            69.7
Property, plant and equipment, net.................................................          970.8         1,009.9
Other assets.......................................................................          534.6           629.2
                                                                                    --------------- ---------------
                                                                                    $      2,046.4  $      2,225.4
                                                                                    =============== ===============

Current liabilities................................................................ $        343.5  $        333.6
Other long-term liabilities........................................................           85.3            86.9
Long-term debt.....................................................................           42.3            42.7
Liabilities subject to compromise..................................................        2,755.6         2,726.0
Minority interests.................................................................          123.0           121.8
Stockholders' deficit..............................................................       (1,303.3)       (1,085.6)
                                                                                    --------------- ---------------
                                                                                    $      2,046.4  $      2,225.4
                                                                                    =============== ===============

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                               -------------------------  -------------------------
                                                                   2003         2002          2003         2002
                                                               ------------ ------------  -----------  ------------

Net sales....................................................  $     327.1  $     348.0   $  1,024.9   $   1,104.9
Costs and expenses...........................................       (402.1)      (412.6)    (1,212.0)     (1,239.9)
Other income (expenses), net.................................        (15.0)       (12.2)       (36.8)        (41.8)
                                                               ------------ ------------  -----------  ------------
Loss before income taxes, minority interests and discontinued
   operations................................................        (90.0)       (76.8)      (223.9)       (176.8)
Provision for income taxes...................................         (0.5)        (7.0)        (4.9)        (21.4)
Minority interests...........................................          1.9          1.4          5.8           4.3
                                                               ------------ ------------  -----------  ------------
Loss from continuing operations..............................        (88.6)       (82.4)      (223.0)       (193.9)
Discontinued operations......................................            -         (1.0)         7.9          (4.0)
                                                               ------------ ------------  -----------  ------------
Net loss.....................................................  $     (88.6) $     (83.4)  $   (215.1)  $    (197.9)
                                                               ============ ============  ===========  ============

6.    SHORT-TERM BORROWINGS

      The Pacific Lumber Credit Agreement provides for a two-year revolving line of credit expiring on August 13, 2004, with an aggregate commitment of up to
$45.0 million (based on the amount of inventories and receivables held by
Pacific Lumber). At September 30, 2003, $0.3 million of letters of credit and no borrowings were outstanding under this facility, and unused availability was limited to $24.4 million.

      The Scotia LLC Line of Credit allows Scotia LLC to borrow up to one year's interest on the Timber Notes. On June 20, 2003, the Scotia LLC Line of Credit
was extended to July 7, 2006. At or near the completion of such extension,
Scotia LLC will request that the Scotia LLC Line of Credit be extended for a further period of not less than 364 days. If not extended, Scotia LLC may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the Aggregate Minimum Principal Amortization Amount, as
defined, then due), commencing approximately two and one-half years following the date of the draw. At September 30, 2003, Scotia LLC could have borrowed a maximum of $58.5 million under the Scotia LLC Line of Credit, and there was
$20.3 million outstanding under the Scotia LLC Line of Credit.

7.    LONG-TERM DEBT

      Long-term debt consists of the following (in millions):

                                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                                           2003           2002
                                                                                      -------------- --------------

6.55% Scotia LLC Timber Notes due July 20, 2028.....................................  $        83.9  $       103.2
7.11% Scotia LLC Timber Notes due July 20, 2028.....................................          243.2          243.2
7.71% Scotia LLC Timber Notes due July 20, 2028.....................................          463.3          463.3
7.56% Lakepointe Notes due June 8, 2021.............................................          117.8          119.5
7.03% Motel Notes due May 1, 2018...................................................           48.8           49.4
6.08% Beltway Notes due November 9, 2024............................................           30.5           30.9
7.12% Palmas Notes due December 20, 2030............................................           30.0           30.0
Other notes and contracts, primarily secured by receivables, buildings, real estate
   and equipment....................................................................           24.8           28.7
                                                                                      -------------- --------------
                                                                                            1,042.3        1,068.2
Less: current maturities............................................................          (30.6)         (30.5)
      Timber Notes held in SAR Account..............................................          (56.6)         (55.4)
                                                                                      -------------- --------------
                                                                                      $       955.1  $       982.3
                                                                                      ============== ==============

      The amount attributable to the Timber Notes held in the SAR Account of
$51.5 million as of September 30, 2003, reflected in Note 4 above represents the amortized amount paid to acquire $56.6 million of principal amount of Timber
Notes.

      In April 2003, $3.4 million of funds from the SAR Account were used to repurchase $4.0 million principal amount of Timber Notes, as permitted under the
Indenture, resulting in a gain of $0.4 million (net of unamortized deferred financing costs) on extinguishment of debt, which is included in investment, interest and other income in the accompanying financial statements.

8.    CONTINGENCIES

      Forest Products Operations
      Regulatory and environmental matters play a significant role in the
Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality.

      From March 1999 until October 2002, the Company prepared THPs in accordance with the SYP. The SYP was intended to comply with regulations of the
California Board of Forestry and Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual growth level during the last decade of the 100-year planning period. The forest practice rules allow companies which do not have a sustained yield plan to follow an alternative procedure. As discussed below, on October 31, 2003, the
Court hearing the EPIC-SYP/Permits and USWA lawsuits entered a judgment invalidating the SYP and the California Permits. As a result of this case,
Pacific Lumber has since October 2002 been obtaining review and approval of prepared THPs under this alternative procedure and expects to follow this procedure for the foreseeable future.

      The HCP and related Federal Permits allow incidental "take" of certain species located on the Company's timberlands which species have been listed by the federal government under the ESA so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The HCP and Federal Permits have a term of 50 years. Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work could continue for several more years.

      Under the CWA, the EPA is required to establish TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North
Coast Water Board are in the process of establishing TMDLs for many northern
California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. In December 1999, the EPA issued a report dealing with TMDLs on two of the nine water courses. The agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in
TMDL requirements for these two water courses. The North Coast Water Board has begun the process of establishing the TMDL requirements applicable to two other water courses on the Company's timberlands, with a targeted completion of fall
2004 for these two water courses. The final TMDL requirements applicable to the
Company's timberlands may require aquatic protection measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

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
Should the North Coast Water Board decide not to extend this or another waiver beyond December 31, 2003, it may thereafter notify a company to follow certain waste discharge requirements in order to conduct harvesting operations on a THP.
The waste discharge requirements may include aquatic protection measures that are different from or in addition to those provided for in the THP approved by the CDF. Accordingly, harvesting activities could be delayed and/or adversely affected as these waste discharge requirements are developed and implemented and costs could increase.

      In October 2003, California enacted Senate Bill 810, which provides regional water quality control boards with additional authority related to the approval of THPs. Under this law, which will become effective on January 1,
2004, a THP "may not be approved if the appropriate regional water quality control board finds, based on substantial evidence, that the timber operations proposed in the plan will result in a discharge into a watercourse that has been classified as impaired due to sediment...that causes or contributes to a violation of the regional water quality control plan." The Company is uncertain of the operational and financial effects which will ultimately result from
Senate Bill 810; however, because substantially all rivers and waterbodies on the Company's timberlands are classified as impaired, implementation of this law could result in delays in obtaining approvals of THPs, increased costs and additional protection measures beyond those contained in the HCP.

      The North Coast Water Board has issued orders for the Elk River and
Freshwater watersheds requiring Pacific Lumber to submit "Reports of Waste
Discharge" to the North Coast Water Board in order to conduct winter harvesting activities in these watersheds. After consideration of these reports, the North
Coast Water Board imposed requirements on Pacific Lumber to implement additional mitigation and erosion control practices in these watersheds for the 2002- 2003 winter operating period. These additional requirements have somewhat increased operating costs. Reports of Waste Discharge for the 2003-2004 winter operating period have been submitted and the North Coast Water Board imposed requirements similar to those imposed for the 2002-2003 winter operating period. In addition, the North Coast Water Board has issued the Elk River Order for the Elk River watershed which is aimed at addressing existing sediment production sites through clean up actions. The North Coast Water Board has also initiated the process which could result in similar orders for the Freshwater and Bear Creek watersheds, and are contemplating similar actions for the Jordon and Stitz Creek watersheds. The Elk River Order, as well as additional orders in the other watersheds (should they be issued), could result in significant costs to Pacific
Lumber beginning in 2004 and extending over a number of years. Pacific Lumber has appealed the Elk River Order to the State Water Board, but the appeal is being held in abeyance while the matter is discussed by Pacific Lumber with the
North Coast Water Board and its staff.

      Lawsuits are pending which seek to prevent the Company from implementing the SYP, implementing certain of the Company's approved THPs, or carrying out certain other operations.

      In March 1999, the EPIC-SYP/Permits lawsuit was filed. This action alleged, among other things, various violations of the CESA and the California
Environmental Quality Act, and challenged, among other things, the validity and legality of the SYP and the California Permits. The plaintiffs sought, among other things, to set aside California's approval of the SYP and the California
Permits and injunctive relief to prevent implementation of THPs approved in reliance upon these documents. In March 1999, the USWA lawsuit was filed challenging the validity and legality of the SYP. The EPIC-SYP/Permits and USWA lawsuits were consolidated for trial, which concluded on March 28, 2003. On
October 31, 2003, the Court entered a judgment invalidating the SYP and the
California Permits due to several deficiencies in agency procedures and the failure of Pacific Lumber to submit a complete and comprehensible SYP. The
Court's decision, however, allows for harvesting on THPs which rely on the SYP and were approved prior to July 23, 2003. The short-term effect of the ruling will be to preclude approval, under the SYP, of a small number of THPs which were under review but had not been approved, and which will result in a minor reduction in 2003 harvesting that had been expected from these specific THPs. As a result of this case, Pacific Lumber has since October 2002 been obtaining review and approval of new THPs under a procedure provided for in the forest practice rules that does not depend upon the SYP and the California Permits and expects to follow this procedure for the foreseeable future. In addition,
Pacific Lumber is in the process of considering the options available to it in light of this development, including appealing the Court's decision and resubmission of an SYP.

      In July 2001, the Bear Creek lawsuit was filed. The lawsuit alleges that
Pacific Lumber's harvesting and other forestry activities under certain of its approved THPs will result in discharges of pollutants in violation of the CWA.
The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities, and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to
$27,500 per day for the defendant's alleged continued violation of the CWA. The
Company believes that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. On October 14, 2003, in connection with certain motions that had been filed, the Court upheld the validity of an EPA regulation which exempts harvesting and other forestry activities from certain discharge requirements. Both state and federal agencies, along with Pacific Lumber and other timber companies, have relied upon this regulation for more than 25 years.
However, the Court interpreted the regulation in such a way as to narrow the forestry operations which are exempted, thereby limiting the regulation's applicability. This ruling has widespread implications for the timber industry in the United States. The case is not yet final as the trial has not yet been held, and there are many unresolved issues involving interpretation of the
Court's decision and its application to actual operations. Should the decision ultimately become final and held to apply to Pacific Lumber's timber operations, it may have some or all of the following effects: impose additional permitting requirements, delay approvals of THPs, increase harvesting costs, and add water protection measures beyond those contained in the HCP. Nonetheless, due to the historical reliance by timber companies on the regulation, it is not likely that civil penalties will be awarded for operations that occurred prior to the
Court's decision. While the impact of a conclusion to this case that upholds the
October 14, 2003 ruling may be adverse, the Company does not believe that such an outcome would have a material adverse impact on the Company's consolidated financial condition, results of operations and/or liquidity. Nevertheless, due to the numerous ways in which the Court's interpretation of the regulation could be applied to actual operations, there can be no assurance that this will be the case.

      On November 20, 2002, the HWC lawsuit was filed seeking to enjoin timber operations in the Elk and Freshwater watersheds of the Company's timberlands until and unless the regional and state water boards imposed on those operations waste discharge requirements that met standards demanded by the plaintiff. In
August 2003, this case was dismissed by the Court at the request of the plaintiff.

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
While the Company believes the Court's decision will be sustained, a reversal could result in increased demands by the regional and state water boards and their staffs to impose controls and limitations on timber harvesting on Pacific
Lumber's timberlands beyond those provided for by the Environmental Plans or could provide additional regulatory powers to the regional and state water boards and their staffs beyond those provided in Senate Bill 810.

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
Hurwitz. The plaintiffs are seeking reimbursement of attorneys' fees and damages from the FDIC. As of September 30, 2003, such fees, which have been recorded in the Company's Consolidated Statement of Operations as incurred, were in excess of $40.0 million. On November 8, 2002, the Company, Federated and Mr. Hurwitz
filed an amended counterclaim and amended motion for sanctions. The Company,
Federated and Mr. Hurwitz are vigorously pursuing the FDIC counterclaim.

      In September 1997, the Company filed suit against a group of its insurers after unsuccessful negotiations with certain of the insurers regarding coverage, under the terms of certain directors and officers liability policies, of expenses incurred in connection with the OTS and FDIC actions. The insurers requested arbitration, and as a result the lawsuit was dismissed in April 1998.
Following binding arbitration with the primary carrier in October 2002, on
February 20, 2003, the arbitration panel determined that the insurer should pay the Company approximately $6.5 million plus interest. The Company and the insurer subsequently agreed to settle this matter for $8.0 million, and such amount is reflected in investment, interest and other income (expense) for the nine months ended September 30, 2003. As the limits of the primary policy were not reached by the arbitration panel's award, the Company does not expect to be able to recover any amounts from the other insurers.

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

                                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                   ----------------------- ------------------------
                                                                      2003         2002        2003         2002
                                                                   ----------  ----------- -----------  -----------
Net loss, as reported............................................  $    (6.3)  $     (7.4) $    (24.9)  $    (69.4)
   Add: Stock-based employee compensation expenses included in
      reported net loss, net of related tax effects..............          -            -           -            -
   Deduct: Total stock-based employee compensation expense
      determined under the fair value method for all awards, net
      of related tax effects.....................................       (0.4)        (0.4)       (1.3)        (1.0)
                                                                   ----------  ----------- -----------  -----------
Pro forma net loss...............................................  $    (6.7)  $     (7.8) $    (26.2)  $    (70.4)
                                                                   ==========  =========== ===========  ===========

Basic and diluted loss per share:
   As reported...................................................  $   (0.96)  $    (1.14) $    (3.81)  $   (10.64)
   Pro forma.....................................................      (1.03)       (1.19)      (4.02)      (10.79)

      The fair value of stock options granted were estimated at the grant date using a Black-Scholes option pricing model and the following weighted average assumptions:

                                                                                  THREE AND NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                  ---------------------------
                                                                                      2003           2002
                                                                                  ------------   ------------

Dividend yield..................................................................          -              -
Expected volatility.............................................................       0.38           0.36
Risk-free interest rate.........................................................       4.92%          5.32%
Expected life (years)...........................................................       6.63           6.59
Weighted average fair value.....................................................  $   10.65      $   13.65

10.   INCOME TAXES

      The Company generated a loss before income taxes of $6.3 million for the third quarter of 2003 and $24.9 million for the nine months ended September 30,
2003; however, the Company has recorded no tax benefit associated with the losses for the periods. Each period, the Company evaluates the appropriate factors in determining the realizability of the deferred tax assets attributable to losses and credits generated in the current period and those being carried forward. These factors are discussed further in Note 12 to the Company's consolidated financial statements included in the Form 10-K. Based on this evaluation, the Company provided valuation allowances with respect to the deferred tax assets attributable to losses and credits generated during the three and nine months ended September 30, 2003. These valuation allowances were in addition to the valuation allowances which were provided in prior years.

11.   PER SHARE INFORMATION

      Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, including the weighted average impact of the shares of Common Stock issued and treasury stock acquired during the period from the date of issuance or repurchase. For periods in which the Company has net income, basic earnings per share also includes the dilutive effect of Class A Preferred Stock which is convertible into Common Stock. Diluted earnings per share calculations also include the dilutive effect of common and preferred stock options for periods in which the Company has net income.

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                              --------------------------  -------------------------
                                                                  2003          2002          2003      2002
                                                              ------------  ------------  -----------  ------------
Weighted average shares outstanding:
   Common Stock..............................................   6,517,691     6,527,671    6,522,435     6,527,671
   Effect of dilution:
      Class A Preferred Stock (1)............................          -              -            -             -
                                                              ------------  ------------  -----------  ------------
Weighted average number of common and common equivalent
   shares - Basic ...........................................   6,517,691     6,527,671    6,522,435     6,527,671
   Effect of dilution:
      Stock options (1)......................................          -              -            -             -
                                                              ------------  ------------  -----------  ------------
Weighted average number of common and common equivalent
   shares - Diluted..........................................   6,517,691     6,527,671    6,522,435     6,527,671
                                                              ============  ============  ===========  ============

---------------------
(1)     The Class A Preferred Stock and options were not included in the computation of basic or diluted earnings per share because the Company had a loss for the three and nine months ended September 30, 2003 and
        2002, respectively.

12.   COMPREHENSIVE LOSS

      The following table sets forth comprehensive loss (in millions).

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                               -------------------------  -------------------------
                                                                   2003         2002          2003         2002
                                                                -----------  -----------   ----------   -----------
Net loss:....................................................  $      (6.3) $      (7.4)  $    (24.9)  $     (69.4)
   Other comprehensive income (loss):
      Unrealized gains (losses) on available-for-sale
         investments.........................................         (0.4)         0.4          0.4          (0.2)
      Applicable income tax benefit (expense)................            -         (0.2)           -           0.1
                                                                -----------  -----------   ----------   -----------
Total comprehensive loss.....................................  $      (6.7) $      (7.2)  $    (24.5)  $     (69.5)
                                                                ===========  ===========   ==========   ===========

13.   SUBSEQUENT EVENT

      In November 2003, Pacific Lumber and Scotia LLC sold approximately 681 acres of timberlands within an area known as the Grizzly Creek grove. Pacific
Lumber received $10.0 million in cash, while Scotia LLC received $8.2 million in cash. The Company expects to recognize a gain of approximately $16.8 million in the fourth quarter of 2003 related to this sale.

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

      This Quarterly Report on Form 10-Q contains statements which constitute
"forward-looking statements" within the meaning of the PSLRA. These statements appear in a number of places in this section and in Part II. Item 1. "Legal
Proceedings." Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should,"
"plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, developments in litigation, and changing prices and market conditions. This Form
10-Q and the Form 10-K identify other factors which could cause differences between such forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

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

   DECONSOLIDATION OF KAISER
      Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner. As a result of Kaiser's filing for bankruptcy (as discussed in Note 1), Kaiser's financial results were deconsolidated beginning February 12, 2002, and the Company began reporting its investment in Kaiser using the cost method, under which the investment is reflected as a single amount on the Company's balance sheet of $(516.2) million, and the recording of earnings or losses from Kaiser was discontinued after
February 11, 2002. Since Kaiser's results are no longer consolidated and the
Company believes that it is not probable that it will be obligated to fund losses related to its investment in Kaiser, any adjustments reflected in
Kaiser's financial statements subsequent to February 12, 2002 (relating to the recoverability and classification of recorded asset amounts and classification of liabilities or the effects on existing stockholders' deficit as well as adjustments made to Kaiser's financial information for loss contingencies and other matters) are not expected to affect the Company's financial results.

      The following financial information is presented for comparison purposes.
The financial information for the nine months ended September 30, 2002, is condensed pro forma financial information which reflects the results of operations of the Company excluding Kaiser (in millions, except share data).

                                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                                      ---------------------  ----------------------
                                                                         2003       2002        2003        2002
                                                                      ----------  ---------  ----------  ----------

Net sales...........................................................  $    84.2   $   73.6   $   227.3   $   214.8
Costs and expenses..................................................      (75.4)     (68.8)     (214.1)     (206.7)
                                                                      ----------  ---------  ----------  ----------
Operating income....................................................        8.8        4.8        13.2         8.1
Other income (expenses), net........................................        3.9        2.9        19.8        18.8
Interest expense and amortization of deferred financing costs.......      (19.0)     (19.7)      (57.9)      (60.2)
                                                                      ----------  ---------  ----------  ----------
Loss before income taxes............................................       (6.3)     (12.0)      (24.9)      (33.3)
Income tax benefit..................................................          -        4.6           -        12.1
Minority interests..................................................          -          -           -         0.2
                                                                      ----------  ---------  ----------  ----------
Net loss............................................................  $    (6.3)  $   (7.4)  $   (24.9)  $   (21.0)
                                                                      ==========  =========  ==========  ==========
Basic and diluted loss per share                                      $   (0.96)  $  (1.14)  $   (3.81)  $   (3.22)
                                                                      ==========  =========  ==========  ==========

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

      Regulatory and environmental matters play a significant role in the
Company's forest products operations. See Item 1. "Business--Forest Products
Operations--Regulatory and Environmental Factors" of the Form 10-K and Note 8
for a discussion of these matters. Regulatory compliance and litigation have caused and may continue to cause delays in obtaining approvals of THPs and delays in harvesting on THPs once they are approved. This could result in a decline in harvest, an increase in the cost of logging operations, and lower net sales, as well as increased costs related to timber harvest litigation.

      As discussed in Note 8, the North Coast Water Board is requiring Pacific
Lumber to apply certain waste discharge requirements to approved THPs covering winter harvesting operations in the Freshwater and Elk River watersheds, and the
North Coast Water Board could require Pacific Lumber to follow waste discharge requirements before harvesting operations are conducted on THPs in other watersheds. These requirements could cause increased costs and delays in harvesting.

      Also discussed in Note 8 is the enactment of Senate Bill 810, which provides regional water quality control boards with additional authority related to the approval of THPs. Implementation of this law could result in delays in obtaining approvals of THPs, increased costs and additional water protection measures beyond those contained in the HCP.

      Furthermore, there can be no assurance that certain other pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, adverse weather conditions, or low lumber or log prices, will not have a material adverse effect on the
Company's financial position, results of operations or liquidity. See Note 8 for further information regarding regulatory and legislative matters and legal proceedings relating to the Company's forest products operations.

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

      The following table presents selected operational and financial information for the three and nine months ended September 30, 2003 and 2002, for the Company's forest products operations.

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                           ---------------------------  ---------------------------
                                                                2003          2002          2003           2002
                                                           -------------  ------------  ------------  -------------
                                                             (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)
Shipments:
   Lumber: (1)
      Redwood upper grades................................          7.5           7.4          19.8           20.9
      Redwood common grades...............................         53.3          55.9         162.1          173.5
      Douglas-fir upper grades............................          1.3           1.0           2.9            3.7
      Douglas-fir common grades...........................         12.9           7.3          32.9           12.9
      Other...............................................          3.4             -           6.5              -
                                                           -------------  ------------  ------------  -------------
   Total lumber...........................................         78.4          71.6         224.2          211.0
                                                           =============  ============  ============  =============
   Wood chips (2).........................................         18.1          19.2          59.9           51.7
                                                           =============  ============  ============  =============

Average sales price:
   Lumber: (3)
      Redwood upper grades................................ $      1,215   $     1,291   $     1,263   $      1,327
      Redwood common grades...............................          632           559           602            546
      Douglas-fir upper grades............................        1,078         1,456         1,321          1,330
      Douglas-fir common grades...........................          366           336           348            336
   Wood chips (4).........................................           43            34            45             34

Net sales:
   Lumber, net of discount................................ $       48.6   $      44.5   $     137.8   $      130.6
   Logs...................................................          3.0           3.4           4.9           12.2
   Wood chips.............................................          0.8           0.6           2.7            1.7
   Cogeneration power.....................................          2.8           2.5           8.8            7.2
   Other..................................................          0.9           0.8           2.4            2.3
                                                           -------------  ------------  ------------  -------------
      Total net sales..................................... $       56.1   $      51.8   $     156.6   $      154.0
                                                           =============  ============  ============  =============
Operating income ......................................... $        6.7   $       5.4   $      16.0   $       15.3
                                                           =============  ============  ============  =============
Loss before income taxes and minority interests........... $       (6.1)  $      (8.2)  $     (22.7)  $      (22.8)
                                                           =============  ============  ============  =============

--------------------
(1)   Lumber shipments are expressed in millions of board feet.
(2)   Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(3)   Dollars per thousand board feet.
(4)   Dollars per bone dry unit.

      Net Sales
      Net sales for the forest products segment increased for the three months ended September 30, 2003, as compared to the same period of 2002. The $4.1 million increase in revenues from lumber sales was primarily due to higher selling prices for redwood common grade lumber. The improvement in revenues due to the increase in prices was partially offset by an unfavorable shift in the mix of lumber from redwood to Douglas-fir. Net sales for the nine months ended
September 30, 2003, increased $2.6 million from the comparable prior year period. A $7.3 million decrease in log sales to third parties partially offset increases in net sales for lumber and other products. Lumber sales for the nine months ended September 30, 2003, increased over the prior year period as a result of variances in prices and volumes similar to those between the 2003 and
2002 third quarters. Power sales increased for the nine months ended September
30, 2003 due to an increase in both volume and prices.

      Operating Income
      Operating income for the forest products segment increased for the quarter and nine months periods ended September 30, 2003 compared to the prior year periods due to increases in net sales of lumber and lower selling, general and administrative expenses in 2003 due principally to lower litigation costs.
These improvements were offset in part by an increase in harvesting costs.

      Loss Before Income Taxes and Minority Interests
      The forest products segment's loss before income taxes and minority interests decreased for the third quarter of 2003 as compared to the third quarter of 2002, primarily due to the increase in operating income discussed above and lower interest expense. Loss before income taxes and minority interests decreased slightly for the first nine months of 2003 versus the comparable prior year period. In addition to the factors which led to the improvement in operating results discussed above, the segment realized lower interest expense and a gain on the repurchase of Timber Notes. These improvements were substantially offset by lower earnings on cash, cash equivalents and short-term investments.

      REAL ESTATE OPERATIONS

      Industry Overview and Selected Operational Data
      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Arizona,
California, Puerto Rico, and Texas. The following table presents selected operational and financial information for the three and nine months ended
September 30, 2003 and 2002, for the Company's real estate operations.

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                   ----------------------- ------------------------
                                                                      2003         2002        2003         2002
                                                                   ----------  ----------- -----------  -----------
                                                                               (IN MILLIONS OF DOLLARS)

Net sales:
   Real estate:
      Fountain Hills.............................................  $    9.0    $     1.1   $     16.0   $      6.0
      Mirada.....................................................       3.4            -          5.3          0.2
      Palmas del Mar.............................................       0.7          6.2          5.8         12.3
      Other......................................................         -          1.0            -          1.4
                                                                   ----------  ----------- -----------  -----------
        Total....................................................       13.1         8.3         27.1         19.9
                                                                   ----------  ----------- -----------  -----------

   Resort, commercial and other:
      Fountain Hills.............................................        1.2          1.0         3.0          2.8
      Mirada.....................................................        0.2            -         0.2            -
      Palmas del Mar.............................................        1.9          2.1         6.3          8.4
      Commercial lease properties................................        3.9          2.2        11.9          6.5
      Other......................................................        0.1          0.1         0.2          0.2
                                                                   ----------  ----------- -----------  -----------
        Total....................................................        7.3          5.4        21.6         17.9
                                                                   ----------  ----------- -----------  -----------

   Total net sales...............................................  $    20.4   $     13.7  $     48.7   $     37.8
                                                                   ==========  =========== ===========  ===========

Operating income (loss):
   Fountain Hills................................................  $     6.8   $     (0.2) $      9.3   $     (0.2)
   Mirada........................................................        1.8         (0.5)        0.7         (1.6)
   Palmas del Mar................................................       (5.0)         1.1        (9.5)        (0.3)
   Commercial lease properties...................................        1.4          0.8         4.4          2.4
   Other.........................................................       (0.1)         0.7        (0.6)         0.4
                                                                   ----------  ----------- -----------  -----------
      Total operating income.....................................  $     4.9   $      1.9  $      4.3   $      0.7
                                                                   ==========  =========== ===========  ===========

Investment, interest and other income (expense), net:
   Equity in earnings from real estate joint ventures............  $     0.2   $     (0.4) $      1.2   $      2.4
   Other.........................................................        0.5          1.1         1.8          3.5
                                                                   ----------  ----------- -----------  -----------
                                                                   $     0.7   $      0.7  $      3.0   $      5.9
                                                                   ==========  =========== ===========  ===========

Income (loss) before income taxes and minority interests.........  $     0.8   $     (0.5) $     (7.0)  $     (2.9)
                                                                   ==========  =========== ===========  ===========

      Net Sales
      The real estate segment reported increases in net sales for both the third quarter and first nine months of 2003 as compared to the same periods of 2002.
The increases were driven primarily by higher real estate acreage and commercial lot sales at Fountain Hills, higher residential lot sales at Mirada, and increases in lease revenues from the segment's commercial lease properties
(several of which were acquired in the fourth quarter of 2002). These increases were partially offset by declines in real estate acreage sales at Palmas del
Mar.

      Operating Income and Income (Loss) Before Income Taxes and Minority Interests
      Operating income for the real estate segment improved for the third quarter and first nine months of 2003, largely due to the increases in net sales discussed above. Third quarter and year-to-date 2003 operating results included a $1.4 million charge to recognize the impairment of Palmas del Mar's casino assets related to the closure of a hotel which was owned and operated by a third party from whom the casino leased adjacent space. The segment reported income before income taxes and minority interests for the third quarter of 2003 compared to a loss before income taxes and minority interests for the third quarter of 2002. The quarter-over-quarter improvement resulted from increased operating profits in addition to higher income from the segment's FireRock LLC joint venture. The loss before income taxes and minority interests increased for the first nine months of 2003 versus the same period of a year ago despite improvements in operating income primarily due to lower income from the FireRock
LLC joint venture, lower interest income, and higher interest expense associated with the borrowings used to finance the acquisition of commercial lease properties in the fourth quarter of 2002.

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

      The following table presents selected operational and financial information for the three and nine months ended September 30, 2003 and 2002, for the Company's racing operations.

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                   ----------------------- ------------------------
                                                                      2003         2002        2003         2002
                                                                   ----------  ----------- -----------  -----------
                                                                               (IN MILLIONS OF DOLLARS)
Number of live race days:

   Sam Houston Race Park.........................................         43           42          91           94
   Valley Race Park..............................................          -            -          82           84

Handle:
   Sam Houston Race Park:
      On-track handle............................................  $    37.1   $     40.0  $    103.6   $    111.7
      Off-track handle...........................................       19.6         23.4       121.9        128.4
                                                                   ----------  ----------- -----------  -----------
        Total....................................................  $    56.7   $     63.4  $    225.5   $    240.1
                                                                   ==========  =========== ===========  ===========

   Valley Race Park:
      On-track handle............................................  $     4.3   $      5.0  $     15.8   $     17.5
      Off-track handle...........................................          -            -         3.2          2.9
                                                                   ----------  ----------- -----------  -----------
        Total....................................................  $     4.3   $      5.0  $     19.0   $     20.4
                                                                   ==========  =========== ===========  ===========

Net sales:
   Sam Houston Race Park:
      Net pari-mutuel commissions................................  $     4.0   $      4.3  $     12.3   $     13.0
      Other revenues.............................................        3.0          2.9         6.7          6.6
                                                                   ----------  ----------- -----------  -----------
        Total....................................................        7.0          7.2        19.0         19.6
                                                                   ----------  ----------- -----------  -----------
   Valley Race Park:
      Net pari-mutuel commissions................................        0.5          0.6         2.2          2.4
      Other revenues.............................................        0.2          0.3         0.8          1.0
                                                                   ----------  ----------- -----------  -----------
        Total....................................................        0.7          0.9         3.0          3.4
                                                                   ----------  ----------- -----------  -----------
   Total net sales...............................................  $     7.7   $      8.1  $     22.0   $     23.0
                                                                   ==========  =========== ===========  ===========

Operating income (loss):
   Sam Houston Race Park.........................................  $    (0.6)  $     (0.4) $     (0.9)  $      0.3
   Valley Race Park..............................................       (0.1)        (0.1)       (0.4)        (0.1)
                                                                   ----------  ----------- -----------  -----------
      Total operating income (loss)..............................  $    (0.7)  $     (0.5) $     (1.3)  $      0.2
                                                                   ==========  =========== ===========  ===========

Income (loss) before income taxes and minority interests.........  $    (0.4)  $     (0.5) $     (1.1)  $      0.2
                                                                   ==========  =========== ===========  ===========

      Net Sales
      The racing segment reported lower net sales for the quarter and nine months ended September 30, 2003, from the comparable prior year periods. Both
Sam Houston Race Park and Valley Race Park experienced lower average daily attendance for simulcast race days which unfavorably impacted net pari-mutuel commissions and net sales.

      Operating Income (Loss) and Income (Loss) Before Income Taxes and Minority Interests
      Operating results for the racing segment declined for both the quarter and nine months ended September 30, 2003, primarily due to the decreases in net sales discussed above. In addition, results for the nine months ended September
30, 2003, reflected an increase in selling, general and administrative expenses including costs associated with legislative efforts. The segment's loss before income taxes and minority interests was relatively unchanged for the third quarter of 2003 versus the same quarter of 2002; however, the decline in operating results for the first nine months of 2003 led to a loss before income taxes and minority interests for the 2003 year-to-date period as compared to income before income taxes and minority interests for the first nine months of
2002.

   OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                   -----------------------  -----------------------
                                                                      2003         2002        2003        2002
                                                                   -----------  ----------  ----------  -----------
                                                                               (IN MILLIONS OF DOLLARS)

Operating loss...................................................  $     (2.1)  $    (2.0)  $    (5.8)  $  (8.1)
Income (loss) before income taxes and minority interest..........        (0.6)       (2.8)(1)     5.9      (7.8)(1)

--------------------
(1)   Includes $0.3 million and $3.5 million of gains on repurchases of debt for the three and nine month periods, respectively, as required by SFAS. No.
      145 (see Note 2). These gains were previously reported as extraordinary items.

      The operating losses in the table above represent corporate general and administrative expenses that are not allocated to the Company's industry segments. Results for the third quarter and first nine months of 2002 reflect certain general and administrative expenses incurred as a result of Kaiser's
Chapter 11 filing, whereas these expenses were significantly less in the comparable periods of 2003. The income (loss) before income taxes and minority interests include operating losses, investment, interest and other income
(expense) and interest expense, including amortization of deferred financing costs, that are not attributable to the Company's industry segments. Included in the results for the first nine months of 2003 is income related to an $8.0 million reimbursement from an insurer for certain costs incurred in connection with the OTS and FDIC actions (see Note 8).

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
As a result of the deconsolidation of Kaiser, the balances at September 30, 2003 and December 31, 2002 exclude amounts attributable to Kaiser. For comparison purposes, such amounts have also been excluded from the selected information related to changes in cash and cash equivalents for the nine months ended
September 30, 2002.

                                             FOREST PRODUCTS
                                        -------------------------

                                                            MGI
                                        SCOTIA   PACIFIC    AND     REAL                        MAXXAM
                                         LLC      LUMBER   OTHER   ESTATE   RACING     MGHI     PARENT       TOTAL
                                      ---------  --------  ------ -------- --------  -------- ----------  ----------
                                                                (IN MILLIONS OF DOLLARS)

Debt and credit facilities (excluding
   intercompany notes)
Short-term borrowings and current
   maturities of long-term debt:
   September 30, 2003................ $   38.6   $   0.2   $   -  $  12.1  $     -   $     -  $       -   $    50.9
   December 31, 2002.................     16.7       0.3       -     13.5        -         -          -        30.5

Long-term debt, excluding current
   maturities:
   September 30, 2003................ $  715.6   $   0.3   $   -  $ 238.6  $   0.6   $     -  $       -   $   955.1
   December 31, 2002.................    737.7       0.4       -    244.0      0.2         -          -       982.3

Revolving credit facilities:
   September 30, 2003:
      Facility commitment amounts.... $   58.5   $  45.0   $ 2.3  $  14.0  $     -   $     -  $       -   $   119.8
      Borrowings.....................     20.3         -       -        -        -         -          -        20.3
      Letters of credit..............        -       0.3       -      2.4        -         -          -         2.7
      Unused and available credit....     38.2      24.4     2.3      0.3        -         -          -        65.2

Cash, cash equivalents, marketable
   securities and other investments
September 30, 2003:
   Current amounts restricted for
      debt service................... $   22.2   $     -   $   -  $   0.2  $     -   $     -  $       -   $    22.4
   Other current amounts.............      3.4      13.2    14.7      6.6      4.5         -       86.8       129.2
                                      ---------  --------  ------ -------- --------  -------- ----------  ----------
                                          25.6      13.2    14.7      6.8      4.5         -       86.8       151.6
                                      ---------  --------  ------ -------- --------  -------- ----------  ----------
   Long-term amounts restricted for
      debt service...................     36.6         -       -      1.4        -         -          -        38.0
   Other long-term restricted amounts       -        0.4     2.3      4.6        -         -          -         7.3
                                      ---------  --------  ------ -------- --------  -------- ----------  ----------
                                          36.6       0.4     2.3      6.0        -         -          -        45.3
                                      ---------  --------  ------ -------- --------  -------- ----------  ----------
                                      $   62.2   $  13.6   $17.0  $  12.8  $   4.5   $     -  $    86.8   $   196.9
                                      =========  ========  ====== ======== ========  ======== ==========  ==========

December 31, 2002:
   Current amounts restricted for
      debt service................... $   24.5   $     -   $   -  $   0.3  $     -   $     -  $       -   $    24.8
   Other current amounts.............      4.9      21.3    13.6      6.4      5.2       0.3       74.8       126.5
                                      ---------  --------  ------ -------- --------  -------- ----------  ----------
                                          29.4      21.3    13.6      6.7      5.2       0.3       74.8       151.3
                                      ---------  --------  ------ -------- --------  -------- ----------  ----------

   Long-term amounts restricted for
      debt service...................     52.9         -       -      1.4        -         -          -        54.3
   Other long-term restricted amounts        -       0.4     2.3      6.6        -         -          -         9.3
                                      ---------  --------  ------ -------- --------  -------- ----------  ----------
                                          52.9       0.4     2.3      8.0        -         -          -        63.6
                                      ---------  --------  ------ -------- --------  -------- ----------  ----------
                                      $   82.3   $  21.7   $15.9  $  14.7  $   5.2   $   0.3  $    74.8   $   214.9
                                      =========  ========  ====== ======== ========  ======== ==========  ==========

----------------------------

Table and Notes continued on next page

                                             FOREST PRODUCTS
                                        -------------------------

                                                            MGI
                                        SCOTIA   PACIFIC    AND     REAL                        MAXXAM
                                         LLC      LUMBER   OTHER   ESTATE   RACING     MGHI     PARENT       TOTAL
                                      ---------  --------  ------ -------- --------  -------- ----------  ----------
                                                                (IN MILLIONS OF DOLLARS)

Changes in cash and cash equivalents
   for the nine month periods
Capital expenditures:
   September 30, 2003................ $    5.9   $   3.9   $ 0.9   $ 2.7   $  1.0   $     -   $     0.1   $    14.5
   September 30, 2002................      4.9       3.8     0.3     3.1      0.5         -          -         12.6

Net proceeds from dispositions of
   property and investments:
      September 30, 2003............. $    3.2   $   0.3   $   -   $   -   $    -   $     -   $      -    $     3.5
      September 30, 2002.............        -       2.0       -       -        -         -          -          2.0

Borrowings (repayments) of debt and
   credit facilities, net of
   financing costs:
      September 30, 2003............. $    3.8   $  (0.1)  $   -   $(6.9)  $ 0.3    $     -   $      -    $   (2.9)
      September 30, 2002.............     (9.4)    (17.8)   (0.5)    0.3        -     (41.4)         -       (68.8)

Dividends and advances received
   (paid):
      September 30, 2003............. $      -   $   4.6   $(4.7)  $ 0.5   $ (0.6)  $     -   $    0.2    $      -
      September 30, 2002.............    (29.4)     29.4    (0.1)   (1.1)    (1.7)        -        2.9           -

   MAXXAM PARENT AND MGHI

      The Company may from time to time purchase shares of its Common Stock on national exchanges or in privately negotiated transactions. During the third quarter and first nine months of 2003, the Company purchased an aggregate of
5,000 and 14,600 shares, respectively, of its Common Stock on national exchanges. Subsequent to September 30, 2003, the Company purchased an additional
320,700 shares.

      MAXXAM Parent and MGHI own the 50,000,000 Kaiser Shares, representing an approximate 62% interest. As a result of the Cases, the value of Kaiser common stock has declined substantially, and the market value of the Kaiser Shares, based on the price per share quoted at the close of business on November 7,
2003, was $4.5 million. There can be no assurance that such value would be realized should the Kaiser Shares be sold, and it is likely that the Company's ownership interest in Kaiser will be cancelled as a result of a plan of reorganization. See also Notes 1 and 5.

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

   FOREST PRODUCTS OPERATIONS

      The Scotia LLC Line of Credit allows Scotia LLC to borrow up to one year's interest on the Timber Notes. On June 20, 2003, the Scotia LLC Line of Credit
was extended to July 7, 2006. At or near the completion of such extension,
Scotia LLC will request that the Scotia LLC Line of Credit be extended for a further period of not less than 364 days. If not extended, Scotia LLC may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the Aggregate Minimum Principal Amortization Amount, as
defined, then due), commencing approximately two and one-half years following the date of the draw. At September 30, 2003, Scotia LLC could have borrowed a maximum of $58.5 million under the Scotia LLC Line of Credit, and there was
$20.3 million outstanding under the Scotia LLC Line of Credit.

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

      With respect to the note payment date in January 2004, Scotia LLC expects to use the funds available under the Scotia LLC Line of Credit to pay a substantial portion of the $27.3 million of interest due (in addition to $2.0 million due in respect of Timber Notes held by the Company). Scotia LLC expects to repay $13.1 million of principal on the Timber Notes (an amount equal to
Scheduled Amortization) using funds held in the SAR Account.

      In April 2003, $3.4 million of funds from the SAR Account were used to repurchase $4.0 million principal amount of Timber Notes, as permitted under the
Timber Notes Indenture, resulting in a gain of $0.4 million (net of unamortized deferred financing costs) on extinguishment of debt.

      The Pacific Lumber Credit Agreement provides for a two-year revolving line of credit expiring on August 13, 2004, with an aggregate commitment of up to
$45.0 million (based on the amount of inventories and receivables held by
Pacific Lumber). At September 30, 2003, $0.3 million of letters of credit and no borrowings were outstanding under the Pacific Lumber Credit Agreement. Unused availability was limited to $24.4 million at September 30, 2003.

      Pacific Lumber's cash flows from operations may be adversely affected by diminished availability of logs from Scotia LLC, lower lumber prices, adverse weather conditions, or pending legal, regulatory and environmental matters. See
"--Results of Operations--Forest Products Operations" above as well as Note 8 for further discussion of the regulatory, environmental and legal matters affecting harvest levels. Pacific Lumber may require funds available under the
Pacific Lumber Credit Agreement and/or additional prepayments by MGI of an intercompany loan in order to meet its working capital and capital expenditure requirements for the next year.

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

      As discussed in Note 13, Pacific Lumber and Scotia LLC received $10.0 million and $8.2 million, respectively, in November 2003 for the sale of timberlands in the Grizzly Creek grove. The proceeds received by Scotia LLC will be used to pay down a portion of the Scotia LLC Line of Credit.

      With respect to short-term liquidity, Scotia LLC believes that existing cash available for principal payments from the SAR Account, and funds available under the Scotia LLC Line of Credit, together with cash flows from operations, should provide sufficient funds to meet its working capital, capital expenditures and debt service obligations through 2004; however, there can be no assurance that this will be the case. With respect to long-term liquidity, although the Company expects that cash flows from operations and funds available under the SAR Account and the Scotia LLC Line of Credit should be adequate to meet Scotia LLC's debt service, working capital and capital expenditure requirements, unless log prices continue to improve, there can be no assurance that this will be the case. In addition, cash flows from operations will be adversely affected if harvest levels decline or costs increase as a result of the various regulatory, environmental and litigation matters discussed in
"--Results of Operations--Forest Products Operations--Industry Overview and
Selected Operational Data" above and Note 8.

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

      REAL ESTATE OPERATIONS

      The Arizona Department of Water Resources recently notified the local utility which supplies water to the Company's Fountain Hills project that the demand for water in the utility's service area has exceeded certain statutory requirements. This development could adversely affect, among other things, the
Company's ability to develop its remaining acreage in Fountain Hills; however, the Company is still in the process of analyzing what the effects could be. The impacts could include increased costs, delays in development, or the inability to develop the remaining acreage for an indefinite period of time.

      In March 2003, the Company's casino facility at its Palmas del Mar operation in Puerto Rico ceased operations due to the closure of a hotel which was owned and operated by a third party from whom the casino leased adjacent space. As discussed further in Note 3, the Company does not expect that it will be able to lease space for its casino operations from the new hotel owner at
Palmas, and therefore does not expect cash flows from these operations in the future. Net cash flows from the casino's operations for 2002 were approximately
$0.8 million. Furthermore, the Company expects that the new hotel owner will not reopen the hotel until some time in 2004. PDMPI benefitted from the revenues generated as a result of guests of the hotel using PDMPI's golf course and other resort related assets, and the hotel's closure could adversely affect the performance of PDMPI in other ways which are not able to be quantified.

      The Company believes that the existing cash and credit facilities of its real estate subsidiaries, excluding PDMPI, are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing and joint venture partners, should provide sufficient funds to meet their working capital and capital expenditure requirements. However, if the Company experiences long-term delays in developing its remaining acreage in Fountain Hills as a result of an inability to obtain adequate water supplies, then the cash flows from subsidiaries involved in this development may be significantly less. PDMPI and its subsidiaries, however, have required advances from MAXXAM Parent during 2002 and prior years to fund their operations, and it is expected that PDMPI will require such advances in the future.

   RACING OPERATIONS

      With respect to short-term and long-term liquidity, SHRP, Ltd.'s management expects that SHRP, Ltd. will generate cash flows from operations.

   KAISER'S OPERATIONS

      As a result of the filing of the Cases, claims against the Debtors for principal and accrued interest on secured and unsecured indebtedness existing on the Filing Date are stayed while the Debtors continue business operations as debtors- in-possession, subject to the control and supervision of the Bankruptcy
Court. At this time, it is not possible to predict the effect of the Cases on the businesses of the Debtors. With respect to the Company's interest in Kaiser, the Debtors believe that it is likely that the equity of Kaiser's stockholders will be cancelled without consideration. See Note 5 for further information.

TRENDS

      Real Estate Operations

      The Arizona Department of Water Resources recently notified the local utility which supplies water to the Company's Fountain Hills project that the demand for water in the utility's service area has exceeded certain statutory requirements. This development could adversely affect, among other things, the
Company's ability to develop its remaining acreage in Fountain Hills; however, the Company is still in the process of analyzing what the effects could be. The impacts could include increased costs, delays in development, or the inability to develop the remaining acreage for an indefinite period of time.

      Racing Operations

      In July 2003, the Texas Racing Commission approved live race dates for
2004. As a result, Sam Houston Race Park will more than double to 95 the number of dates for its quarter horse meet in 2004. The additional live race dates granted for 2004 are not likely to be granted in 2005 and beyond.

      The following table presents the number and type of performance conducted and scheduled from 2002 through 2004 at Sam Houston Race Park.

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                  ----------------------------------------
                                                                                     2002           2003          2004
                                                                                  ----------     ----------    -----------
Live Thoroughbred Race Days...................................................            84             84             78
Live Quarter Horse Race Days..................................................            42             43             95
Simulcast-only Days...........................................................           238            237            192

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates primarily under the
Scotia LLC Line of Credit and the Pacific Lumber Credit Agreement, as well as certain other debt facilities used to finance real estate development activities. These facilities bear interest at either the prime interest rate or
LIBOR plus a specified percentage point spread. The Scotia LLC Line of Credit was established in conjunction with the offering of the Timber Notes. The
Company's objective in maintaining its other variable rate borrowings is flexibility in borrowing funds and making repayments without penalties. As of
September 30, 2003, there were $35.9 million in borrowings outstanding under all variable rate facilities. Based on the amount of borrowings outstanding under these facilities during the nine months ended September 30, 2003, a 1.0% change in interest rates effective from the beginning of the year would have resulted in an increase or decrease in interest expense for the period of $0.2 million.

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

           * 31.1     Section 302 Certification of Chief Executive Officer
           * 31.2     Section 302 Certification of Chief Financial Officer
           * 32.1     Section 906 Certification of Chief Executive Officer
           * 32.2     Section 906 Certification of Chief Financial Officer

      * Included with this filing

      B.        REPORTS ON FORM 8-K:

      Since the filing of the Company's Quarterly Report on Form 10-Q for the
quarter ended June 30, 2003, the Company has filed or furnished on the dates indicated the following current reports on Form 8-K:

      August 14, 2003 - report under Item 12 related to the Company's 2003 second quarter results.

      September 29, 2003 - report under Item 5 related to supplemental statement of decision with respect to the EPIC- SYP/Permits and USWA lawsuits.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Registrant and as the principal financial and accounting officers of the
Registrant, respectively.

                                                        MAXXAM INC.

Date: November 14, 2003         By:       /S/         PAUL N. SCHWARTZ
                                    ------------------------------------------------------
                                                     Paul N. Schwartz
                                      President, Chief Financial Officer and Director
                                               (Principal Financial Officer)

Date: November 14, 2003         By:       /S/      ELIZABETH D. BRUMLEY
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

Bear Creek lawsuit: An action entitled Environmental Protection Information
Association v. Pacific Lumber, Scotia Pacific Company LLC (No. C01-2821) pending in the U.S. District Court for the Northern District of California

Beltway Notes: Beltway Assets LLC's 6.31% notes due in November 2024

Britt: Britt Lumber Co., Inc., a wholly owned subsidiary of MGI

California Permits: The incidental take permits issued by California pursuant to the HCP

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

Federal Permits: The incidental take permits issued by the federal government pursuant to the HCP

FDIC counterclaim: A counterclaim to the FDIC action filed on May 31, 2000, by the Company, Federated and Mr. Hurwitz

Federated: Federated Development Company, a principal stockholder of the Company now known as Giddeon Holdings, Inc.

Filing Date: With respect to any particular Debtor, the date on which such
Debtor filed its Case

FIN 45: FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure
Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of
Others"

FIN 46: FASB Interpretation No. 46, "Consolidation of Variable Interest Entities"

Form 10-K: The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2002

Harvest Value Schedule: A schedule setting forth SBE Prices which is published bi-annually by the California State Board of Equalization for purposes of computing yield taxes on timber sales

HCP: The habitat conservation plan covering multiple species approved in March
1999, in connection with the consummation of the Headwaters Agreement

Headwaters Agreement: The September 1996 agreement between Pacific Lumber,
Scotia LLC, Salmon Creek, the United States and California which provided the framework for the acquisition by the United States and California of the
Headwaters Timberlands

Headwaters Timberlands: Approximately 5,600 acres of Pacific Lumber timberlands consisting of two forest groves commonly referred to as the Headwaters Forest and the Elk Head Springs Forest which were sold to the United States and
California in March 1999

Humboldt DA action: A civil suit filed in the Superior Court of Humboldt County,
California, by the District Attorney of Humboldt County entitled The People of the State of California v. Pacific Lumber, Scotia Pacific Holding Company and
Salmon Creek Corporation (No. DR030070)

HWC lawsuit: An action entitled Humboldt County Watershed Council, et al. v.
North Coast Regional Water Quality Control Board, et al. (No. CV03-0438), naming
Pacific Lumber as real party in interest, which had been pending in the Superior
Court of Humboldt County, California

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

Palmas Notes: The 7.12% notes due December 20, 2030 of Palmas Country Club Inc., an indirect wholly owned subsidiary of the Company

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
for Costs Associated with Exit or Disposal Activities"

SFAS No. 148: Statement of Financial Accounting Standards No. 148, "Accounting
for Stock-Based Compensation"

SFAS No. 150: Statement of Financial Accounting Standards No. 150, "Accounting
for Certain Financial Instruments with Characteristics of Both Liabilities and
Equity"

SHRP, Ltd.: Sam Houston Race Park, Ltd., a wholly-owned subsidiary of the
Company

SOP 90-7: American Institute of Certified Public Accountants Statement of
Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the
Bankruptcy Code"

State Water Board: California State Water Resources Control Board

SYP: The sustained yield plan approved in March 1999, in connection with the consummation of the Headwaters Agreement

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