Form 10-K
period 2003-12-31
MAXXAM INC
filed 2004-03-30
CIK 63814

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
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                 COMMISSION
    DECEMBER 31, 2003                                 FILE NUMBER 1-3924

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

                           ---------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                                NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                          ON WHICH REGISTERED
----------------------------                                    ----------------------
Common Stock, $.50 par value...............................           American

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

    Number of shares of common stock outstanding at March 19, 2004: 5,976,466

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

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

Item 8.        Financial Statements and Supplementary Data
                       Independent Auditors' Report
                       Report of Independent Public Accountants
                       Consolidated Balance Sheet
                       Consolidated Statement of Operations
                       Consolidated Statement of Cash Flows
                       Consolidated Statement of Stockholders' Deficit
                       Notes to Consolidated Financial Statements

Item 9.        Changes in and Disagreements with Accountants on Accounting and
                       Financial Disclosure

Item 9A.       Controls and Procedures

                                    PART III

Items 10-14.   To be filed with the Registrant's definitive proxy statement

                                     PART IV

Item 15.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

Index of Exhibits

Glossary of Defined Terms

                                     PART I

ITEM 1.         BUSINESS

GENERAL

      MAXXAM Inc. and its subsidiaries are collectively referred to herein as the "COMPANY" or "MAXXAM" unless otherwise indicated or the context indicates otherwise. The Company conducts the substantial portion of its operations through its subsidiaries, which operate in three principal industries.

o     Forest products, through MAXXAM Group Inc. ("MGI") and MGI's wholly owned subsidiary, The Pacific Lumber Company ("PALCO"), and Palco's wholly owned subsidiaries, Scotia Pacific Company LLC ("SCOTIA LLC") and Britt Lumber
      Co., Inc. ("BRITT"). MGI operates in several principal aspects of the forest products industry -- the growing and harvesting of redwood and
      Douglas-fir timber, the milling of logs into lumber and the manufacture of lumber into a variety of finished products. Housing, construction and remodeling are the principal markets for the Company's lumber products.

o     Real estate investment and development, through MAXXAM Property Company
      ("MPC") and other wholly owned subsidiaries of the Company. These subsidiaries are engaged in the business of residential and commercial real estate investment and development, primarily in Arizona, California,
      Puerto Rico and Texas, including associated golf course or resort operations in certain locations, and also own several commercial real estate properties.

o     Racing operations, through Sam Houston Race Park, Ltd. ("SHRP, LTD."), a
      Texas limited partnership, wholly owned by the Company. SHRP, Ltd. owns and operates a Class 1 pari-mutuel horse racing facility in the greater
      Houston metropolitan area, and a pari-mutuel greyhound racing facility in
      Harlingen, Texas.

      In addition to the above, the Company owns approximately 62% of Kaiser
Aluminum Corporation ("KAISER"), an integrated aluminum producer. Kaiser and a number of its subsidiaries have filed for reorganization under Chapter 11 of the
United States Bankruptcy Code. See "--Aluminum Operations--General and
Reorganization Proceedings" and Notes 1 and 12 to the Consolidated Financial
Statements contained herein. Except as otherwise indicated, all references herein to "Notes" represent the Notes to the Consolidated Financial Statements contained herein.

      This Annual Report on Form 10-K contains statements which
constitute"forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995 ("PSLRA"). These statements appear in a number of places (see Item 1."Business--Forest Products Operations--Timber and
Timberlands" and "--Regulatory and Environmental Factors;" most sections under
Item 3. "Legal Proceedings;" and several sections under Item 7. "Management's
Discussion and Analysis of Financial Condition and Results of Operations"). Such
statements can be identified by the use of forward-looking terminology such as
"believes," "expects," "may," "estimates," "will," "should," "plans" or
"anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, litigation developments, and changing prices and market conditions. This Report identifies other factors which could cause differences between such forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

FOREST PRODUCTS OPERATIONS

   GENERAL

      The Company engages in forest products operations through MGI, Palco,
Britt and Scotia LLC. Palco, which has been in continuous operation for over 130 years, engages in several principal aspects of the forest products industry--the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber products and the manufacturing of lumber into a variety of value-added finished products. Britt manufactures redwood fencing and decking products from small diameter logs, a substantial portion of which Britt acquires from Palco.

      During 2001, comprehensive external and internal reviews were conducted by
Palco with respect to its business operations. These reviews were an effort to identify ways in which Palco could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Palco implemented a number of changes during the last quarter of 2001 and the first quarter of 2002, including closing two of its sawmills, eliminating certain of its operations, including its company-staffed logging operations (now relying exclusively on contract loggers) and its soil amendment and concrete block activities, utilizing more efficient harvesting methods, and adopting other cost saving measures. Palco has continued to examine ways in which to achieve additional cost savings. Subsequent to December 31, 2003, Palco opened a new planer facility and began construction on a $25.0 million sawmill project in Scotia.
See "--Production Facilities."

   TIMBER AND TIMBERLANDS

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and
"Business--General" above for cautionary information with respect to such forward-looking statements.

      Palco owns and manages, directly or through subsidiaries, approximately
217,000 acres of virtually contiguous commercial timberlands located in Humboldt
County along the northern California coast, an area which has very favorable soil and climate conditions for growing timber. These timberlands, which contain approximately 66% redwood, 30% Douglas-fir and 4% other conifer timber (by volume), are located in close proximity to Palco's and Britt's sawmills, and contain an extensive network of roads. Approximately 204,000 acres of Palco's timberlands are owned by Scotia LLC (the "SCOTIA LLC TIMBERLANDS"), and Scotia
LLC has the exclusive right to harvest (the "SCOTIA LLC TIMBER RIGHTS")
approximately 12,200 acres of timberlands owned directly by Palco. The timber in respect of the Scotia LLC Timberlands and the Scotia LLC Timber Rights is
collectively referred to as the "SCOTIA LLC TIMBER." The Scotia LLC Timberlands
and the timberlands of Palco are collectively referred to as the "PALCO
TIMBERLANDS." Substantially all of Scotia LLC's assets are pledged as security for Scotia LLC's 6.55% Series B Class A-1 Timber Collateralized Notes, 7.11%
Series B Class A-2 Timber Collateralized Notes and 7.71% Series B Class A-3
Timber Collateralized Notes (collectively, the "TIMBER NOTES"). The Indenture governing the Timber Notes is referred to herein as the "TIMBER NOTES
INDENTURE." Palco harvests and purchases from Scotia LLC virtually all of the logs harvested from the Scotia LLC Timber. See "--Relationship with Scotia LLC"
below for a description of this and other relationships between Palco and Scotia
LLC.

      In March 1999, Palco, Scotia LLC, and Salmon Creek LLC, another Palco subsidiary (collectively, the "PALCO COMPANIES"), consummated the Headwaters
Agreement (the "HEADWATERS AGREEMENT") with the United States and California.
Pursuant to the agreement, approximately 5,600 acres of timberlands owned by the
Palco Companies (the "HEADWATERS TIMBERLANDS") were transferred to the United
States in exchange for (a) an aggregate of $300.0 million, (b) approximately
7,700 acres of timberlands, and (c) approval by the federal and state governments of habitat conservation and sustained yield plans (the
"ENVIRONMENTAL PLANS") in respect of substantially all of the Palco Timberlands.
California also agreed to offer to purchase other timberlands owned by Palco and
Scotia LLC (which purchases were subsequently consummated -- see Note 4).

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

      Palco engages in extensive efforts to supplement the natural regeneration of timber and increase the amount of timber on its timberlands. Palco is required to comply with California forestry regulations regarding reforestation, which generally require that an area be reforested to specified standards within an established period of time. Pursuant to the services agreement described below (see "--Relationship with Scotia LLC"), Palco conducts regeneration activities on the Scotia LLC Timberlands for Scotia LLC. Reforestation of
redwood timber generally is accomplished through redwood sprouts from harvested trees and the planting of redwood seedlings at levels designed to optimize growth. Douglas-fir timber is regenerated almost entirely by planting seedlings.
During 2003, Palco planted an estimated 1,200,000 redwood and Douglas-fir seedlings.

      California law requires large timberland owners, including Palco, to demonstrate that their timber operations will not decrease the sustainable productivity of their timberlands. The applicable regulations require timber companies to project timber growth and harvest on their timberlands over a
100-year planning period and to demonstrate that their projected average annual harvest for any decade within the 100-year planning period will not exceed the average annual growth level during the last decade of the 100-year planning period. A timber company may comply with this requirement by submitting a sustained yield plan to the California Department of Forestry and Fire
Protection ("CDF") for review and approval. Timber companies which do not have a sustained yield plan are allowed to follow an alternative procedure.

      Palco is also subject to federal and state laws providing for the protection and conservation of wildlife species which have been designated as endangered or threatened, certain of which are found on the Palco Timberlands.
These laws generally prohibit certain adverse impacts on such species (referred to as a "TAKE"), except for incidental take which does not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permit. A habitat conservation plan analyzes the impact of the incidental take and specifies measures to monitor, minimize and mitigate such impact. As part of the
Headwaters Agreement, the federal and state governments approved the
Environmental Plans, consisting of a sustained yield plan (the "SYP") and a multi-species habitat conservation plan (the "HCP") in respect of substantially all of the Palco Timberlands. However, a California state court has, in connection with two lawsuits filed against Palco, invalidated the SYP and the incidental take permits issued by California in connection with the
Environmental Plans (the "CALIFORNIA PERMITS"). As a result of these cases,
Palco has since October 2002 been obtaining review and approval of its timber harvesting plans ("THPS") under the alternative procedure referred to above and expects to follow this procedure for the foreseeable future. See "--Regulatory and Environmental Factors," Item 3. "Legal Proceedings --Forest Products
Litigation," and Note 13.

      In May 2002, Palco completed its first timber cruise since 1986. The results of the timber cruise provided Palco with an estimate of the volume of merchantable timber on the Palco Timberlands. The new cruise data reflected a
0.1 million MBF decrease in estimated overall timber volume as compared to the estimated volumes reported as of December 31, 2001 using the 1986 cruise data
(adjusted for harvest and estimated growth). The new cruise data indicates that there is significantly less old growth timber than estimated as of December 31,
2001, using the 1986 cruise data. There was also an estimated increase in young growth timber volume almost equal to the estimated decrease in old growth timber volume. This change in mix could adversely affect the Company's revenues.
However, because there are many variables that affect revenues and profitability, the Company cannot quantify the effect of the revised estimate on current and future cash flows. The new timber volumes are now being utilized in various aspects of Palco's operations, including estimating volumes on THPs and determining depletion expense.

   HARVESTING PRACTICES

      The ability of Palco to harvest timber depends in large part upon its ability to obtain regulatory approval of THPs. Prior to harvesting timber in
California, companies are required to obtain the CDF's approval of a detailed
THP for the area to be harvested. A THP must be submitted by a Registered
Professional Forester and must include information regarding the method of proposed timber operations for a specified area, whether the operations will have any adverse impact on the environment and, if so, the mitigation measures to be used to reduce any such impact. The CDF's evaluation of THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. The number of Palco's approved THPs and the amount of timber covered by such THPs varies significantly from time to time, depending upon the timing of agency review and other factors.
Timber covered by an approved THP is typically harvested within a one-year period from the date that harvesting first begins. The Timber Notes Indenture requires Scotia LLC to use its best efforts (consistent with prudent business practices) to maintain a number of pending THPs which, together with THPs previously approved, would cover rights to harvest a quantity of Scotia LLC
Timber adequate to pay interest and principal amortization based on the Minimum
Principal Amortization schedule (as set forth in the Timber Notes Indenture) for the Timber Notes for the next succeeding twelve-month period. See "--Regulatory and Environmental Factors," Item 3. "Legal Proceedings--Forest Products
Litigation," and Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations" for various legal, regulatory, environmental and other challenges being faced by Palco in connection with timber harvesting and other operations on its timberlands.

      Palco maintains a detailed geographical information system covering its timberlands (the "GIS"). The GIS covers numerous aspects of Palco's timber properties, including timber type, site productivity class, wildlife and botanical data, geological information, roads, rivers and streams. Pursuant to the Services Agreement (defined below), Palco, to the extent necessary, provides
Scotia LLC with personnel and technical assistance in updating, upgrading and improving the GIS and the other computer systems owned by Scotia LLC. By carefully monitoring and updating this data base and conducting field studies,
Scotia LLC's foresters are better able to develop detailed THPs addressing the various regulatory requirements. Palco also utilizes a Global Positioning System
("GPS") which can provide precise location of geographic features through satellite positioning. Use of the GPS greatly enhances the quality and efficiency of the GIS data.

      Palco employs a variety of well-accepted methods of selecting trees for harvest designed to achieve optimal growth and regeneration. These methods, referred to as "silvicultural systems" in the forestry profession, range from very light thinnings (aimed at enhancing the growth rate of retained trees) to clear cutting, which results in the harvest of nearly all trees in an area (with the exception of sub-merchantable trees and trees retained for wildlife protection and future stand enhancement) and replacement with a new forest stand. In between are a number of varying levels of partial harvests which can be employed.

   PRODUCTION FACILITIES

      Palco operates two highly mechanized sawmills and related facilities located in Fortuna and Carlotta, California. Palco's sawmills historically have been supplied almost entirely from timber harvested from Palco's timberlands, but are supplemented from time to time by logs purchased from third parties.
Palco has over the years implemented numerous technological advances that have increased the operating efficiency of its production facilities and the recovery of finished products from its timber. Palco (excluding Britt, which became a subsidiary of Palco in early 2004) produced approximately 213, 194 and 160 million board feet of lumber in 2003, 2002 and 2001, respectively. The Fortuna sawmill produces primarily common grade lumber. The Carlotta sawmill produces both common and upper grade redwood lumber. As part of Palco's strategic review of its operations, Sawmills "A" and "B" in Scotia, California, were closed in
2001. See "--General."

      In January 2004, Palco completed a new $5 million planer project in
Scotia. The new high speed state-of-the-art system will process rough sawn boards into finished lumber much more efficiently than older planers at the
Fortuna and Carlotta mills, which the new system replaced. In mid-February 2004,
Palco announced a $25 million mill improvement project, including a new state-of-the-art sawmill to be located in Scotia. Funds for this project will come from existing cash resources and borrowings under Palco's new credit facility. See Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations--Financial Condition and Investing and
Financing Activities--Overview." The mill improvement project will be completed in several phases during 2004 and early 2005. The new sawmill will allow more efficient processing of smaller second growth logs (up to 24" in diameter) and reduce operating and other costs. As part of the mill improvement project, the equipment from the Carlotta mill will be moved to the new mill in Scotia and used to process logs larger than 24" in diameter. After this equipment is moved, the Carlotta mill will be permanently closed, and management is considering alternative uses for the property.

      Britt's primary business is the processing of small diameter redwood logs into fencing products for sale to retail and wholesale customers. Britt purchases, primarily from Palco but also from other timberland owners, small diameter (6 to 15 inch) redwood logs of varying lengths. Britt processes these logs at its mill into a variety of fencing products, including "dog-eared" 1" by
6" fence stock in six foot lengths, 4" by 4" fence posts in 6 through 12 foot lengths, and other lumber products in 6 through 12 foot lengths. Britt's mill and related remanufacturing facility are located in Arcata, California. Britt produced approximately 76, 74 and 74 million board feet of lumber in 2003, 2002 and 2001, respectively.

      Palco operates a finishing and remanufacturing plant in Scotia which processes rough lumber into a variety of finished products such as trim, fascia, siding and paneling. Remanufacturing enhances the value of some grades of lumber by assembling knot-free pieces of narrower and shorter lumber into wider or longer pieces in Palco's state-of-the-art end and edge glue plant. The result is a standard sized upper grade product which can be sold at a significant premium over common grade products. Palco has also installed a lumber remanufacturing facility at its mill in Fortuna which processes low grade redwood common lumber into value-added, higher grade redwood fence and related products.

      Palco dries a substantial portion of its lumber before it is sold. Air or kiln-dried lumber generally commands higher prices than "green" lumber, which is lumber sold before it has been dried. Drying also allows Palco to compete in additional markets (due to lower shipping costs resulting from the moisture and weight reduction which occurs in the drying process). Palco owns and can operate up to 35 kilns having an annual capacity of approximately 95 million board feet.

      Palco owns and operates a cogeneration power plant which is fueled by the wood residue from logging and lumber production operations. The operations of
Palco and Britt supplied 61% of the fuel in 2003. The power plant is capable of producing up to 35 megawatts per hour and generates substantially all of the energy requirements of Scotia, California, the town adjacent to Palco's timberlands where several of its facilities are located and where a number of its employees live. Palco sells surplus power to Pacific Gas and Electric
Company. In 2003, the sale of surplus power accounted for approximately 6% of
Palco's total revenues.

   PRODUCTS

      The following table sets forth the distribution of MGI's lumber production
(on a net board foot basis) and revenues by product line:

                                                 YEAR ENDED DECEMBER 31, 2003                    YEAR ENDED DECEMBER 31, 2002
                                        ---------------------------------------------     ----------------------------------------
                                        % OF TOTAL                                        % OF TOTAL
                                        LUMBER            % OF TOTAL                      LUMBER         % OF TOTAL
                                        PRODUCTION        LUMBER         % OF TOTAL       PRODUCTION     LUMBER        % OF TOTAL
              PRODUCT                   VOLUME            REVENUES       REVENUES         VOLUME         REVENUES      REVENUES
-----------------------------------     -------------     ------------   ------------     -----------    -----------   -----------

Upper grade redwood lumber.........                9%              18%            16%              8%            21%           18%
Common grade redwood lumber........               72%              70%            62%             81%            71%           60%
                                        -------------     ------------   ------------     -----------    -----------   -----------
   Total redwood lumber............               81%              88%            78%             89%            92%           78%
                                        -------------     ------------   ------------     -----------    -----------   -----------
Upper grade Douglas-fir lumber.....                1%               3%             3%              2%             4%            3%
Common grade Douglas-fir lumber....               15%               8%             7%              9%             4%            4%
                                        -------------     ------------   ------------     -----------    -----------   -----------
   Total Douglas-fir lumber........               16%              11%            10%             11%             8%            7%
                                        -------------     ------------   ------------     -----------    -----------   -----------
Other grades of lumber.............                3%               1%             1%              0%             0%            0%
                                        -------------     ------------   ------------     -----------    -----------   -----------
      Total lumber.................              100%             100%            89%            100%           100%           85%
                                        =============     ============   ============     ===========    ===========   ===========

Logs...............................                                                3%                                            7%
                                                                         ============                                   ===========

Wood chips.........................                                                2%                                            1%
                                                                         ============                                   ===========

      In 2003, MGI sold 298.7 million board feet of lumber. See Item 7.
"Management's Discussion and Analysis of Financial Condition and Results of
Operations--Results of Operations--Forest Products Operations" for additional information. Lumber products vary greatly by the species and quality of the timber from which they are produced. Lumber is sold not only by grade (such as
"upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

      Redwood lumber has historically been MGI's largest product category.
Redwood is commercially available only along the northern coast of California and possesses certain unique characteristics that permit it to be sold at a premium to many other wood products. Such characteristics include its natural beauty, superior ability to retain paint and other finishes, dimensional stability and innate resistance to decay, insects and chemicals. Typical applications include exterior siding, trim and fascia for both residential and commercial construction, outdoor furniture, decks, planters, retaining walls and other specialty applications. Redwood also has a variety of industrial applications because of its chemical resistance and because it does not impart any taste or odor to liquids or solids.

      Upper grade redwood lumber, which is derived primarily from large diameter logs and is characterized by an absence of knots and other defects, is used primarily in distinctive interior and exterior applications. The overall supply of upper grade lumber has been diminishing due to increasing environmental and regulatory restrictions and other factors. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of
Operations--Forest Products Operations--Industry Overview and Selected
Operational Data." Common grade redwood lumber, historically MGI's largest volume product, has many of the same aesthetic and structural qualities of redwood uppers, but has some knots, sapwood and a coarser grain. Such lumber is commonly used for construction purposes, including outdoor structures such as decks, hot tubs and fencing.

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

      MGI does not have any significant contractual relationships with third parties relating to the purchase of logs. During 2003, MGI purchased approximately 8.6 million board feet of logs from third parties. Palco produces softwood chips from the wood residue from its milling operations. These chips are sold to third parties for the production of wood pulp and paper products.
Subject principally to economic feasibility, Palco also produces and sells to third parties wood chips from hardwood trees.

   BACKLOG AND SEASONALITY

      MGI's backlog of sales orders at December 31, 2003 was $35.2 million, of which it is estimated that $12.8 million will be shipped in the first quarter of
2004. The sales backlog at December 31, 2002, was $42.7 million, of which $13.5 million was shipped in the first quarter of 2003. MGI has historically experienced lower first quarter sales due largely to the general decline in construction-related activity during the winter months. As a consequence, MGI's results in any one quarter are not necessarily indicative of results to be expected for the full year. See "--Regulatory and Environmental Factors" below and Item 7. "Management's Discussion and Analysis of Financial Condition and
Results of Operations--Results of Operations--Forest Products
Operations--Industry Overview and Selected Operational Data."

   MARKETING

      The housing, construction and remodeling markets are the primary markets for MGI's lumber products. MGI's goal is to maintain a wide distribution of its products geographically. MGI's accounts are primarily wholesale, followed by industrial end users, manufacturers, retailers and exporters. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the Mississippi River, with California accounting for approximately 79%
of common redwood sales in 2003. Common grades of Douglas-fir lumber are sold primarily in California. In 2003, MGI's largest three customers accounted for approximately 10%, 7% and 5%, respectively, of MGI's total net lumber sales.
Exports of lumber accounted for approximately 3% of MGI's total net lumber sales in 2003. MGI markets its products through its own sales staff which focuses primarily on domestic sales.

      MGI actively follows trends in the housing, construction and remodeling markets in order to maintain an appropriate level of inventory and assortment of products. Due to its high quality products, strong brand recognition, competitive prices and long history, MGI believes it has a strong degree of customer loyalty.

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

   EMPLOYEES

      As of March 1, 2004, MGI had approximately 920 employees.

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

      Scotia LLC and Palco are parties to several agreements, including a master purchase agreement (the "MASTER PURCHASE AGREEMENT") and a services agreement
(the "SERVICES AGREEMENT"), relating to the conduct of their operations. The
Master Purchase Agreement governs the sale to Palco by Scotia LLC of logs harvested from the Scotia LLC Timber. Under the Services Agreement, Palco
provides operational, management and related services to Scotia LLC with respect to the Scotia LLC Timberlands. Scotia LLC and Palco are also parties to agreements providing for reciprocal rights of ingress and egress through their respective properties, the indemnification of Scotia LLC by Palco for environmental liabilities incurred in connection with the Scotia LLC
Timberlands, and the provision of services by Scotia LLC to Palco.

   REGULATORY AND ENVIRONMENTAL FACTORS

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and
"Business--General" above for cautionary information with respect to such forward-looking statements.

      General
      Palco's business is subject to the Environmental Plans and a variety of
California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations also plays a significant role in Palco's business. The California Forest Practice Act (the
"FOREST PRACTICE ACT") and related regulations adopted by the California Board of Forestry and Fire Protection (the "BOF") set forth detailed requirements for the conduct of timber harvesting operations in California. These requirements include the obligation of timber companies to obtain regulatory approval of detailed THPs containing information with respect to areas proposed to be harvested. See "--Harvesting Practices" above. California law also requires large timberland owners, including Palco, to demonstrate that their proposed timber operations constitute the maximum sustainable production of their timberlands over time. See "--Timber and Timberlands" above. The federal
Endangered Species Act (the "ESA") and California Endangered Species Act (the
"CESA") provide in general for the protection and conservation of specifically listed wildlife and plants. These laws generally prohibit the take of certain species, except for incidental take pursuant to otherwise lawful activities which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permits. A habitat conservation plan, among other things, specifies measures to minimize and mitigate the potential impact of the incidental take of species and to monitor the effects of the activities covered by the plan. Palco is also subject to the California Environmental Quality Act
(the "CEQA"), which provides for protection of the state's air and water quality and wildlife, and the California Porter-Cologne Water Quality Control Act and
federal Clean Water Act (the "CWA"), which require that Palco conduct its operations so as to reasonably protect the water quality of nearby rivers and streams. Compliance with such laws, regulations and judicial and administrative interpretations, together with other regulatory and environmental matters, have resulted in restrictions on the scope and timing of Palco's timber operations
(such as recent actions of the regional water board and its staff--see "--Water
Quality" below), increased operational costs, and engendered litigation and other challenges to its operations.

      The Environmental Plans
      The Environmental Plans, consisting of the HCP and the SYP, were approved by the federal and state governments upon the consummation of the Headwaters
Agreement. In connection with approval of the Environmental Plans, incidental take permits (the "PERMITS") were issued with respect to certain threatened, endangered and other species found on the timberlands covered by the
Environmental Plans. The Permits were to cover the 50-year term of the HCP and allow incidental take of 17 different species covered by the HCP, including nine species which are found on the Palco Timberlands that have been listed under the
ESA and/or the CESA (see Item 3. "Legal Proceedings--Forest Products Litigation"
for the status of two lawsuits pursuant to which a California state trial court has invalidated the SYP and the California Permits). The agreements which implement the Environmental Plans also provide for various remedies (including the issuance of written stop orders and liquidated damages) in the event of a breach by the Palco Companies of these agreements or the Environmental Plans.

      Under the HCP, harvesting activities are prohibited or restricted on certain areas of the Palco Timberlands. Some of these restrictions continue for the entire 50-year term of the HCP. For example, several areas (consisting of substantial quantities of timber, including old growth redwood and Douglas-fir timber) are designated as habitat conservation areas for the marbled murrelet, a coastal seabird, and certain other species. Harvesting in certain other areas of the Palco Timberlands is currently prohibited while these areas are evaluated for the potential risk of landslide. Further, additional areas alongside streams have been designated as buffers, in which harvesting is prohibited or restricted, to protect aquatic and riparian habitat. Restrictions on harvest in streamside buffers and potential landslide prone acres may be adjusted up or down, subject to certain minimum and maximum buffers, based upon the ongoing watershed analysis process described below. The adaptive management process described below may also be used to modify most of these restrictions.

      The first analysis of a watershed, Freshwater, was released in June 2001.
This analysis was used by the Palco Companies and the government agencies to develop proposed harvesting prescriptions. Prescriptions for the Van Duzen watershed were approved in January 2004. Prescriptions for a third watershed
(Lower Eel - Eel Delta) were approved in March 2004. The Freshwater, Van Duzen and Lower Eel prescriptions each resulted in a reduction in the size of the streamside buffers set forth in the Environmental Plans and also provide for geologic reviews in order to conduct any harvesting activities on potential landslide-prone areas. This effectively reduced both the size and operational restrictions in respect of landslide-prone areas. At least one additional watershed analysis study is expected to be completed in 2004. The HCP required the Palco Companies, together with the government agencies, to establish a schedule resulting in completion of the initial watershed analysis process for all covered lands within five years. However, due largely to the number of agencies involved and the depth and complexity of the analyses, the process has thus far proven to require more time than originally anticipated. Accordingly, the Palco Companies have been working with the government agencies to establish an appropriate timeline and to streamline the process for implementation of watershed analysis on the remaining portions of Palco Timberlands to ensure that such studies are time and cost efficient, and that such studies continue to provide scientific results necessary to evaluate potential changes to the harvesting restrictions on those lands. Palco expects to shortly receive an extension of the five-year deadline.

      The HCP imposes certain restrictions on the use of roads on the timberlands covered by the HCP during several months of the year and during periods of wet weather. However, Palco has conducted, and expects to be able to continue to conduct, some harvesting during these periods. An adaptive management change approved in 2003 for the road restrictions has improved
Palco's ability to construct and use its roads in ways that are consistent with the operational needs of the Palco Companies. The HCP also requires that 75 miles of roads be stormproofed (i.e., reconstructed to reduce sediment generation) on an annual basis and that certain other roads must be improved or repaired. The nature of this work requires that it be performed in the dry periods of the year. To date, over 415 miles of roads have been stormproofed.

      The HCP contains an adaptive management provision, which both the state and federal governments have clarified will be implemented on a timely and efficient basis, and in a manner which will be both biologically and economically sound. This provision allows the Palco Companies to propose changes to many of the HCP prescriptions based on, among other things, economic considerations. The regulatory agencies have also clarified that in applying this adaptive management provision, to the extent the changes proposed do not result in the jeopardy of a particular species, the regulatory agencies will consider the practicality of the suggested changes, including the cost and economic feasibility and viability. The Palco Companies and the agencies have implemented various adaptive management changes related to wildlife and rare plants, and other changes relating to roads and streamside buffers. These adaptive management changes have increased Palco's ability to conduct harvesting operations and/or reduce operating costs while still meeting the obligations of the Environmental Plans.

      Water Quality
      Under the CWA, the Environmental Protection Agency (the "EPA") is required to establish total maximum daily load limits ("TMDLS") in water courses that have been declared to be "water quality impaired." The EPA and the North Coast
Regional Water Quality Control Board ("NORTH COAST WATER BOARD") are in the
process of establishing TMDLs for many northern California rivers and certain of their tributaries, including nine water courses that flow within the Palco
Timberlands. The Company expects this process to continue into 2010. In December
1999, the EPA issued a report dealing with TMDLs on two of the nine water courses. The agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these water courses. The North Coast Water Board has begun the process of establishing the TMDL requirements applicable to two other water courses on the
Palco Timberlands, with a targeted completion of spring 2005 for these two water courses. Palco's scientists are actively working with North Coast Water Board staff to ensure these TMDLs recognize and incorporate the environmental protection measures of the HCP. The final TMDL requirements applicable to the
Palco Timberlands may require aquatic protection measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      The North Coast Water Board has issued orders for Palco's Elk River and
Freshwater watersheds requiring the Palco Companies to submit "Reports of Waste
Discharge" in order to conduct winter harvesting activities in these two watersheds. After consideration of these reports, the North Coast Water Board imposed requirements on the Palco Companies to implement additional mitigation and erosion control practices in these watersheds for the 2002-2003 and
2003-2004 winter operating periods. The North Coast Water Board is requiring that new watershed waste discharge requirements be developed for the Elk River and Freshwater watersheds. The North Coast Water Board has also specified that until these new requirements are developed, Palco must apply additional mitigation and erosion control practices in these two watersheds and three additional watersheds (Bear, Jordan and Stitz Creek). Palco and the North Coast
Water Board are currently in discussions to determine what these measures will
be. The requirements imposed to date by the North Coast Water Board have modestly increased operating costs; additional requirements imposed in the future could further increase costs and cause delays in THP approvals or lower harvest levels. In addition, the North Coast Water Board has issued a clean up and abatement order (the "ELK RIVER ORDER") for the Elk River watershed, which is aimed at addressing existing sediment production sites through clean up actions. The North Coast Water Board has also initiated the process which could result in similar orders for the Freshwater and Bear Creek watersheds, and is contemplating similar actions for the Jordan and Stitz Creek watersheds. The Elk
River Order, as well as additional orders in respect of the other watersheds
(should they be issued), could result in significant costs to Palco beginning in
2004 and extending over a number of years. The Palco Companies' appeal of the
Elk River Order to the State Water Resources Control Board (the "STATE WATER
BOARD") was denied. Palco is in the process of appealing the decision of the
State Water Board in state court. Palco is not able to readily move its harvesting activities between watersheds due to, among other things, historic harvest patterns, adjacency restrictions, and the age classes of trees.

      In October 2003, California enacted Senate Bill 810, which provides regional water quality control boards with additional authority related to the approval of THPs. Under this law, which became effective on January 1, 2004, a
THP "may not be approved if the appropriate regional water quality control board finds, based on substantial evidence, that the timber operations proposed in the plan will result in a discharge into a watercourse that has been classified as impaired due to sediment...that causes or contributes, to a violation of the regional water quality control plan." The Company is uncertain of the operational and financial effects which will ultimately result from Senate Bill
810; however, because substantially all rivers and waterbodies on the Palco
Timberlands are classified as impaired, implementation of this law could result in delays in obtaining approval of THPs, lower harvest levels and increased costs and additional protection measures beyond those contained in the HCP. See also Item 3. "Legal Proceedings--Forest Products Litigation" for a description of the THP No. 520 lawsuit.

      Impact of Future Legislation
      Laws, regulations and related judicial decisions and administrative interpretations dealing with MGI's business are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. From time to time, bills are introduced in the California legislature and the U.S. Congress which relate to the business of MGI, including the protection and acquisition of old growth and other timberlands, threatened and endangered species, environmental protection, air and water quality and the restriction, regulation and administration of timber harvesting practices. In addition to existing and possible new or modified statutory enactments, regulatory requirements and administrative and legal actions, the California timber industry remains subject to potential California or local ballot initiatives, and federal and California judicial decisions which could affect timber harvesting practices. It is not possible to assess the effect of such future legislative, judicial and administrative developments on MGI or its business.

      Timber Operators License
      In order to conduct logging operations, road building, stormproofing and certain other activities, a company must obtain a Timber Operator's License from the CDF. In December 2003, Palco was granted a Timber Operator's License for
2004-2005.

REAL ESTATE OPERATIONS

   GENERAL

      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Puerto Rico,
Arizona, California, and Texas. Real estate properties and receivables as of
December 31, 2003 are as follows:

                                                                                                     BOOK VALUE AS
                                                                                                    OF DECEMBER 31,
                                                                                                         2003
                                                                                                   ----------------
                                                                                                     (IN MILLIONS)
Palmas del Mar (Puerto Rico):
   Undeveloped land and parcels held for sale.................................      1,183  acres   $          31.9
   Property, plant and equipment, receivables and other, net..................                                10.4
                                                                                                   ----------------
      Total...................................................................                                42.3
   Resort operations - Palmas Country Club(1).................................                                26.8
                                                                                                    --------------
        Total.................................................................                                69.1
                                                                                                   ----------------
Fountain Hills (Arizona):
   Residential, commercial and industrial developed lots......................         45  lots                3.9
   Undeveloped residential land...............................................        937  acres              11.0
   Property, plant, equipment and receivables, net............................                                 1.4
                                                                                                   ----------------
      Total...................................................................                                16.3
                                                                                                   ----------------
Mirada (California):
   Residential developed lots and lots under development......................         61  lots               23.7
   Undeveloped land...........................................................         57  acres              10.3
   Property, plant, equipment and receivables, net............................                                 0.8
                                                                                                   ----------------
      Total...................................................................                                34.8
                                                                                                   ----------------
Commercial lease properties:
   Property, plant and equipment, net:
      Lake Pointe Plaza (Texas)...............................................                               118.2
      Cooper Cameron building (Texas).........................................                                31.3
      Motel 6 facilities (10 states)..........................................                                49.6
      Other...................................................................                                 3.3
                                                                                                   ----------------
        Total.................................................................                               202.4
                                                                                                   ----------------
Other, principally receivables................................................                                 4.7
                                                                                                   ----------------
        Total real estate properties and receivables..........................                     $         327.3
                                                                                                   ================
---------------

(1)      Palmas Country Club operations include two 18-hole golf courses, a 20 court tennis facility, a member clubhouse, and a beach club. Amounts shown are net of accumulated depreciation.

                                                                                                          BOOK VALUE AS
                                                                                                          OF DECEMBER 31,
                                                                                                               2003
                                                                                                         ---------------
                                                                                                          (IN MILLIONS)
Joint Ventures:
   FireRock, LLC(1):
      Residential developed lots and lots under development...................          52   lots        $          3.9
      Golf course, clubhouse and other club facilities........................                                     16.5
      Other property, plant and equipment, net................................                                      3.6
                                                                                                         ---------------
        Total.................................................................                           $         24.0
                                                                                                         ===============
      Investment in FireRock, LLC.............................................                           $          6.1
                                                                                                         ===============
------------------

(1) 50% owned.

      Revenues from real estate operations were as follows (see Item 7.
"Management's Discussion and Analysis of Financial Condition and Results of
Operations--Results of Operations--Real Estate Operations" for additional details on 2003, 2002 and 2001 results):

                                                                                                 YEARS ENDED
                                                                                                 DECEMBER 31,
                                                                                          -------------------------
                                                                                              2003         2002
                                                                                          -----------  ------------

Palmas del Mar:
   Real estate sales....................................................................  $     16.3   $      14.2
   Commercial, resort operations and other..............................................         8.2          11.1
                                                                                          -----------  ------------
      Total.............................................................................        24.5          25.3
                                                                                          -----------  ------------
Fountain Hills:
   Real estate sales....................................................................        19.3           8.7
   Commercial operations and other......................................................         4.0           3.7
                                                                                          -----------  ------------
      Total.............................................................................        23.3          12.4
                                                                                          -----------  ------------
Mirada:
   Real estate sales....................................................................         5.3           0.2
   Commercial operations and other......................................................         0.3             -
                                                                                          -----------  ------------
      Total.............................................................................         5.6           0.2
                                                                                          -----------  ------------
Commercial lease properties:
   Lake Pointe Plaza....................................................................         8.6           8.6
   Cooper Cameron building..............................................................         2.3           0.3
   Motel 6 facilities...................................................................         4.8           0.4
   Other................................................................................         0.2            -
                                                                                          -----------  ------------
          Total.........................................................................        15.9           9.3
                                                                                          -----------  ------------
Other:
   Real estate sales....................................................................         8.8           1.5
   Commercial operations and other......................................................         0.2           0.2
                                                                                          -----------  ------------
      Total.............................................................................         9.0           1.7
                                                                                          -----------  ------------
        Total...........................................................................  $     78.3   $      48.9
                                                                                          ===========  ============

FireRock, LLC(1):
   Real estate sales....................................................................  $     14.2   $      16.4
   Golf course operations ..............................................................         2.5           2.5
                                                                                          -----------  ------------
      Total.............................................................................  $     16.7   $      18.9
                                                                                          ===========  ============
-----------------

(1) 50% owned.

   PALMAS DEL MAR

      Palmas del Mar, a master-planned residential community and resort located on the southeastern coast of Puerto Rico near Humacao ("PALMAS"), was acquired by a subsidiary of the Company in 1984. Originally over 2,700 acres, Palmas now has approximately 1,180 acres of undeveloped land remaining. The Company conducts its operations at Palmas through Palmas del Mar Properties, Inc.
("PDMPI") and PDMPI's subsidiaries. PDMPI is planning the development and/or sale of certain of the remaining acreage at Palmas. PDMPI is also considering various alternatives to accelerate sales of its remaining acreage as well as disposition of other assets. Resort operations include a timeshare operation and a country club with two golf courses and tennis and beach club facilities.
Certain other amenities, including a hotel, marina, equestrian center and various restaurants, are owned and operated by third parties.

   FOUNTAIN HILLS

      In 1968, a subsidiary of the Company purchased and began developing approximately 12,100 acres of real property at Fountain Hills, Arizona, which is located near Phoenix and adjacent to Scottsdale, Arizona. The year-round population of Fountain Hills is over 21,000. Development of Fountain Hills is substantially complete, and the Company is planning the sale or development of the remaining acreage. Future sales are expected to consist mainly of fully developed lots. The principal undeveloped acreage is comprised of Eagle's Nest, a 506-acre custom lot development planned to include 245 lots, and Adero Canyon, a 431-acre custom lot development planned to include 171 lots. The Company has formulated its development plans with respect to these projects and arranged financing in respect of the Eagle's Nest project. Financing of the Adero Canyon development will be accomplished either through new or existing credit facilities or joint venture arrangements. The local utility which supplies water to the Fountain Hills project has received notice from the Arizona Department of
Water Resources that the demand for water in the utility's service area exceeds certain statutory requirements. As a result, development of the Eagle's Nest project has been delayed. See "Management's Discussion and Analysis of Financial
Condition and Results of Operations--Trends" for further information regarding the status of this matter.

      In 1994, a subsidiary of the Company entered into a joint venture to develop a 950-acre area in Fountain Hills known as SunRidge Canyon. Lot sales concluded in 2002 and in December 2003, the Company sold its 50% interest in the joint venture to the other participant for $1.0 million, resulting in a gain of
$0.8 million.

      In 1998, a subsidiary of the Company entered into and holds a 50% interest in a joint venture to develop an 808 acre area in Fountain Hills known as
FireRock Country Club. The development is a residential, golf-oriented, upscale master-planned community consisting of three phases of custom lots, three multifamily parcels and a private country club. The club's championship-level private 18-hole golf course opened in 2000. The multifamily parcels were sold in
2001 and 2002. Construction of the custom lot portion of the project is virtually complete, and sell-out of the lots is nearing completion.

   MIRADA

      In 1991, a subsidiary of the Company acquired Mirada, a 220-acre luxury resort-residential project located in Rancho Mirage, California. Mirada is a master-planned community in the Santa Rosa Mountains, 650 feet above the
Coachella Valley floor. Three of the six parcels within the project have been developed, one of which is the first phase of a custom lot subdivision of 46 estate lots. The Lodge at Rancho Mirage, formerly the Ritz-Carlton Rancho Mirage
Hotel, which is owned and operated by a third party, was developed on the second parcel. The third parcel is a recently completed custom lot subdivision comprised of 63 estate lots. The three remaining parcels encompass approximately
57 acres. Under a development agreement with the City of Rancho Mirage which extends until 2011, this acreage may be developed with a variety of residential and commercial uses. The Company has obtained final regulatory and environmental approvals for development of all three of its remaining parcels within Mirada and is formulating plans for development and/or marketing of these parcels.

   COMMERCIAL LEASE PROPERTIES

      In June 2001, subsidiaries of the Company acquired Lake Pointe Plaza, an office complex located in Sugar Land, Texas, for a purchase price of $131.3 million. The transaction was financed by the subsidiaries through the issuance of $117.3 million of non-recourse notes and the balance from a cash payment of
$14.0 million. The property was acquired subject to two leases to existing tenants. All of the remaining space, representing a majority of the premises, was simultaneously leased to an affiliate of the seller. The office complex is fully leased for a period of 20 years under these three leases. See Note 4 for further information.

      In November 2002, a subsidiary of the Company acquired the Cooper Cameron building, an office building located in Houston, Texas, for a purchase price of
$32.7 million. The transaction was financed by the subsidiary through a cash payment of $3.0 million and the issuance of $29.7 million in non-recourse notes.
At the time of the acquisition, the subsidiary simultaneously leased the property back to the seller for a period of 22 years. See Note 4 for further information.

      In December 2002, a subsidiary of the Company, acquired two business trusts which own a portfolio of sixteen motel properties located in ten different states. The purchase price consisted of a cash payment of $3.5 million. The properties secure certain non-recourse notes with an outstanding principal balance of $49.4 million. The properties were acquired subject to an existing lease agreement under which the properties are fully leased through
April 2019, and under which all obligations are guaranteed by the parent company of the current tenant. See Note 4 for further information.

   MARKETING

      The Company is engaged in marketing and sales programs of varying magnitudes at its real estate developments. The Company intends to continue selling undeveloped acreage and semi-developed parcels, generally to builders and developers, and fully developed lots to individuals and builders. All sales are made directly to purchasers through the Company's wholly owned brokerage operations and its marketing personnel, as well as through independent contractors such as real estate brokers who are compensated by means of customary real estate brokerage commissions. The Company may also continue to enter into joint ventures with third parties similar to those entered into in connection with the SunRidge Canyon and FireRock Country Club developments.

   COMPETITION AND REGULATION AND OTHER INDUSTRY FACTORS

      There is intense competition among companies in the real estate investment and development business. Sales and payments on real estate sales obligations depend, in part, on available financing and/or disposable income and, therefore, are affected by changes in general economic conditions and other factors. The real estate development and commercial real estate businesses are subject to other risks such as shifts in population, fluctuations in the real estate market, and unpredictable changes in the desirability of residential, commercial and industrial areas. The resort and time-share business of Palmas competes with similar businesses in the Caribbean, Florida and other vacation/holiday destinations. The golfing operation at the FireRock Country Club development competes with similar businesses in the areas in and surrounding Phoenix,
Arizona.

      The Company's real estate operations are subject to comprehensive federal, state and local regulation. Applicable statutes and regulations may require disclosure of certain information concerning real estate developments and credit policies of the Company and its subsidiaries. Periodic approval is required from various agencies in connection with the design of developments, the nature and extent of improvements, construction activity, land use, zoning, and numerous other matters. Failure to obtain such approval, or periodic renewal thereof, could adversely affect the real estate development and marketing operations of the Company and its subsidiaries. See "--General--Fountain Hills" above. Various jurisdictions also require inspection of properties by appropriate authorities, approval of sales literature, disclosure to purchasers of specific information, bonding for property improvements, approval of real estate contract forms and delivery to purchasers of a report describing the property.

   EMPLOYEES

      As of March 1, 2004, the Company's real estate operations had approximately 70 employees.

RACING OPERATIONS

   GENERAL

      SHRP, Ltd. owns and operates Sam Houston Race Park, a Texas Class 1 horse racing facility located within the greater Houston metropolitan area and Valley
Race Park, a greyhound racing facility located in Harlingen, Texas. In January
2004, a subsidiary of the Company applied to the Texas Racing Commission (the
"RACING COMMISSION") for an additional license to construct and operate a Class
2 horse racing facility in Laredo, Texas. The review process is only in the preliminary stages, and there can be no assurance that the Company will obtain this additional license as, among other things, there is a competing applicant.

   RACING OPERATIONS AND FACILITIES

      Sam Houston Race Park and Valley Race Park offer pari-mutuel wagering on live thoroughbred, quarter horse and greyhound racing during meets approved by the Racing Commission on a yearly basis and on simulcast horse and greyhound racing throughout the year. Under the Texas Racing Act and related regulations
(collectively, the "RACING ACT"), commission revenues for both facilities are a designated portion of the pari-mutuel handle. Revenues are also earned on live and simulcast racing as both a guest and host track (i.e. both facilities receive broadcasts of live racing conducted from other racetracks under various guest simulcast agreements and broadcast live racing conducted at Sam Houston
Race Park and Valley Race Park to other race tracks and off track wagering sites under various host simulcast agreements). Sam Houston Race Park and Valley Race
Park also derive revenues from food and beverages sales, admission and parking fees, group sales, and advertising sales.

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

   MARKETING AND COMPETITION

      SHRP, Ltd.'s management believes that the majority of Sam Houston Race
Park's patrons reside within a 25-mile radius, which includes most of the greater Houston metropolitan area, and that a secondary market of occasional patrons exists outside the 25-mile radius but within a 50-mile radius of the facility. Sam Houston Race Park uses a number of marketing strategies in an attempt to reach these people and make them more frequent visitors to Sam
Houston Race Park. These strategies include newspaper, television, radio and direct mail advertising to develop awareness, and conducting promotions such as giveaways and contests to increase customer traffic. Valley Race Park employs similar strategies to attract patrons. Both race parks also rent out facilities and grounds for group events, which are often unrelated to racing but which increase revenues and expose the facility to potential customers. Sam Houston
Race Park had 127 days of live racing during 2003, and currently has 169 days of live racing scheduled for 2004 (the extra days in 2004 were added to accommodate requests from the racing industry to alleviate 2004 scheduling issues at the two other Texas Class 1 horse tracks). Valley Race Park had 129 live racing performances (over 110 days) during 2003, and currently has 130 live racing performances (over 92 days) scheduled for 2004.

      Sam Houston Race Park competes with other forms of wagering and entertainment, including a Louisiana "racino" (horse or dog tracks with slot machines or other forms of gaming) located approximately 120 miles from Houston, increasing use of the Internet for horse wagering and general gaming, casinos located approximately 140 miles from Houston, a greyhound racetrack located 55 miles away, a wide range of sporting events and other entertainment activities in the Houston area, the Texas State Lottery, and charitable bingo. Live racing also faces increasing competitive pressure from simulcast signals broadcast by racinos, which are able to offer larger purses and competitive fields. Sam
Houston Race Park could in the future also compete with other forms of gambling in Texas, including casino gambling on Indian reservations or otherwise. While
Sam Houston Race Park believes that the location of Sam Houston Race Park is a competitive advantage over the other more distant gaming ventures mentioned above, the most significant challenges for Sam Houston Race Park are to maintain its customer base in spite of the above competitive pressures and to develop and educate new racing fans in a market where pari-mutuel wagering had been absent from the 1930's to 1994. Other competitive factors faced by Sam Houston Race
Park include the allocation of sufficient live race days by the Racing
Commission and attraction of a sufficient number and quality of race horses to run at Sam Houston Race Park, particularly in view of the larger purses able to be offered by racinos. Competitive factors faced by Valley Race Park include the
Texas State Lottery, charitable bingo and Internet-based gaming, as well as the attraction of sufficient greyhounds to run live racing, along with the ability of Valley Race Park to market its simulcast signal due to its brief live racing season.

      The Texas legislature, which convenes its regular session every other year, considered a variety of alternatives during the January-June 2003 session to address a projected budget shortfall, including enhancing state revenues through additional forms of gaming such as video lottery terminals at existing horse and dog racing tracks, gaming on Indian reservations, keno, and full casinos. While the Texas legislature did not enact any of this legislation, the
Company, in conjunction with the Texas racing industry, intends to continue pursuing legislation to expand the form of gaming available at horse and dog racing tracks (including at any special legislative session which might be held). No assurance can be given that these efforts will be successful.

   EMPLOYEES

      As of March 1, 2004, the Company's racing operations had approximately 550 year-round employees and approximately 200 seasonal employees.

KAISER ALUMINUM

   GENERAL AND REORGANIZATION PROCEEDINGS

      The Company owns approximately 62% of Kaiser, which operates in several principal aspects of the aluminum industry--the mining of bauxite, the refining of bauxite into alumina, the production of primary aluminum from alumina, and the manufacture of fabricated (including semi-fabricated) aluminum products.
Kaiser, its principal operating subsidiary, Kaiser Aluminum & Chemical
Corporation ("KACC"), and a number of KACC's subsidiaries (collectively, the
"DEBTORS") have filed for reorganization under Chapter 11 of the U.S. Bankruptcy
Code (the "CASES"). The Cases are being jointly administered, with the Debtors managing their businesses in the ordinary course as debtors-in- possession subject to the control and supervision of the Bankruptcy Court (the "BANKRUPTCY
COURT"). See Note 12 for additional information regarding the status of the
Debtors' reorganization proceedings.

      The Company and its subsidiary, MAXXAM Group Holdings Inc. ("MGHI"), collectively own 50,000,000 shares of the common stock of Kaiser (the "KAISER
SHARES"). See Note 12 for the description of an agreement which the Company and
MGHI have with Kaiser regarding disposition of the Kaiser Shares. The Debtors have indicated that they believe that the equity of Kaiser's stockholders, including the Company, will likely be cancelled without consideration.

   MISCELLANEOUS

      For further information concerning Kaiser, see Item 3. "Legal
Proceedings--Kaiser Litigation," Item 7. "Management's Discussion and Analysis
of Financial Condition and Results of Operations--Results of Operations--
Consolidated Operations--Deconsolidation of Kaiser," and Note 12.

SEGMENT INFORMATION

      See Item 7. "Management's Discussion and Analysis of Financial Condition
and Results of Operations--Results of Operations" and Note 3 for additional information regarding revenues, income or loss, and total assets of the
Company's three segments, as well as revenues from the principal products offered by each.

EMPLOYEES

      At March 1, 2004, MAXXAM and its subsidiaries had approximately 1,770 year-round and seasonal employees (excluding those employed by Kaiser), none of whom are covered by a collective bargaining agreement.

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

   USAT MATTERS

      On December 26, 1995, the United States Department of Treasury's Office of
Thrift Supervision ("OTS") initiated a formal administrative proceeding (the
"OTS ACTION") against the Company and others alleging, among other things, misconduct by the Company and certain of its affiliated persons (collectively, the "RESPONDENTS") and others with respect to the failure of United Savings
Association of Texas ("USAT"). The OTS sought damages ranging from $326.6 million to $821.3 million under various theories. Following 110 days of proceedings before an administrative law judge during 1997-1999, and over two years of post-trial briefing, on September 12, 2001, the administrative law judge issued a recommended decision in favor of the Respondents on each claim made by the OTS. On October 17, 2002, the OTS action was settled for $0.2 million and with no admission of wrongdoing on the part of the Respondents. The
Respondents also agreed to accept for three years certain restrictions with respect to insured financial institutions (including not becoming a controlling shareholder or otherwise serving as an institution-affiliated party). The
Company does not believe that these restrictions are significant as it has no present or contemplated intention to engage in any of these activities.

      On August 2, 1995, the Federal Deposit Insurance Corporation ("FDIC")
filed a civil action entitled Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (the "FDIC ACTION") in the
U.S. District Court for the Southern District of Texas (No. H-95-3956). The
original complaint was against Mr. Charles E. Hurwitz (Chairman and Chief
Executive Officer of the Company) and alleged damages in excess of $250.0 million based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. The FDIC action has been dismissed as a result of the settlement of the OTS action. This dismissal does not affect the motion for sanctions described in the following paragraph.

      On May 31, 2000, the Respondents filed a counterclaim to the FDIC action in the U.S. District Court in Houston, Texas (No. H95-3956). On November 8,
2002, the Respondents filed an amended counterclaim and an amended motion for sanctions (collectively, the "SANCTIONS MOTION"). The Sanctions Motion states that the FDIC illegally paid the OTS to bring claims against the Respondents and that the FDIC illegally sued for an improper purpose. The Respondents are seeking as a sanction to be made whole for the attorneys' fees they have paid
(plus interest) in connection with the OTS and FDIC actions. As of December 31,
2003, such fees were in excess of $40.0 million. The Respondents are pursuing this claim vigorously.

      In September 1997, the Company filed suit against a group of its insurers after unsuccessful negotiations with certain of the insurers regarding coverage, under the terms of certain directors and officers liability policies, of expenses incurred in connection with the OTS and FDIC actions. The insurers requested arbitration and as a result the lawsuit was dismissed in April 1998.
Following binding arbitration, the arbitration panel in February 2003 awarded the Company $6.5 million plus interest. The matter was subsequently settled for
$8.0 million.

      On January 16, 2001, an action was filed against the Company, Federated
Development Company (the predecessor of a principal shareholder of the Company;
"FEDERATED") and certain of the Company's directors in the Court of Delaware
Chancery Court entitled Alan Russell Kahn v. Federated Development Co., MAXXAM
Inc., et al., Civil Action 18623NC (the "KAHN LAWSUIT"). The plaintiff purports to bring this action as a stockholder of the Company derivatively on behalf of the Company. The lawsuit concerns the OTS and FDIC actions, and the Company's advancement of fees and expenses on behalf of Federated and certain of the
Company's directors in connection with these actions. It alleges that the defendants have breached their fiduciary duties to the Company, and have wasted corporate assets, by allowing the Company to bear all of the costs and expenses of Federated and certain of the Company's directors related to the OTS and FDIC actions. The plaintiff seeks to require Federated and certain of the Company's directors to reimburse the Company for all costs and expenses incurred by the
Company in connection with the OTS and FDIC actions, and to enjoin the Company from advancing to Federated or certain of the Company's directors any further funds for costs or expenses associated with these actions. The parties to the
Kahn lawsuit have agreed to an indefinite extension of the defendants'
obligations to respond to the plaintiffs' claims. Although it is impossible to assess the ultimate outcome of the Kahn lawsuit, the Company believes that the resolution of this matter should not result in a material adverse effect on its consolidated financial position, results of operations or liquidity.

FOREST PRODUCTS LITIGATION

      A California state court has invalidated the SYP in connection with two lawsuits filed against the Palco Companies and described below, which decision has been appealed. Other pending lawsuits could affect Palco's ability to implement the HCP, implement certain of Palco's approved THPs, or carry out certain other operations, as discussed below. One such lawsuit was resolved during 2003 (see below). Certain of the remaining pending cases are described below.

      In March 1999, an action entitled Environmental Protection Information
Association, Sierra Club v. California Department of Forestry and Fire
Protection, California Department of Fish and Game, The Pacific Lumber Company,
Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (the
"EPIC-SYP/PERMITS LAWSUIT") was filed in Superior Court in Humboldt County,
California (No. CV-990445). This action alleged, among other things, various violations of the CESA and the CEQA, and challenged, among other things, the validity and legality of the SYP and the California Permits. The plaintiffs sought, among other things, to set aside California's approval of the SYP and the California Permits and injunctive relief to prevent implementation of THPs approved in reliance upon these documents. In March 1999, a similar action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v.
California Department of Forestry and Fire Protection, The Pacific Lumber
Company, Scotia Pacific Company LLC and Salmon Creek Corporation (the "USWA
LAWSUIT") was filed in Superior Court in Humboldt County, California (No.
CV-990452) challenging the validity and legality of the SYP. The
EPIC-SYP/Permits and USWA lawsuits were consolidated for trial. On October 31,
2003, the Court entered a judgment invalidating the SYP and the California
Permits due to several deficiencies in agency procedures and the failure of
Palco to submit a complete and comprehensible SYP. The Court's decision, however, allowed for harvesting on THPs which rely on the SYP and were approved prior to July 23, 2003. The short-term effect of the ruling was to preclude approval, under the SYP, of a small number of THPs which were under review but had not been approved, and a minor reduction in 2003 harvesting that had been expected from these specific THPs. As a result of this case, Palco has since
October 2002 been obtaining review and approval of new THPs under a procedure provided for in the forest practice rules that does not depend upon the SYP and the California Permits, and expects to follow this procedure for the foreseeable future. On November 19, 2003, Palco appealed the October 31, 2003, decision. On
January 29, 2004, the plaintiffs in these lawsuits filed claims against the defendants totaling $5.8 million for reimbursement of attorneys fees and other expenses incurred in connection with these matters.

      In July 2001, an action entitled Environmental Protection Information
Center v. The Pacific Lumber Company, Scotia Pacific Company LLC (No. C01-2821)
was filed in the U.S. District Court for the Northern District of California
(the "BEAR CREEK LAWSUIT") and later amended to add the EPA as a defendant. The lawsuit alleges that Palco's harvesting and other forestry activities under certain of its approved THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,500 per day for the defendant's alleged continued
violation of the CWA. On October 14, 2003, in connection with certain motions that had been filed, the Court upheld the validity of an EPA regulation which exempts harvesting and other forestry activities from certain discharge requirements. Both state and federal agencies, along with Palco and other timber companies, have relied upon this regulation for more than 25 years. However, the
Court interpreted the regulation in such a way as to narrow the forestry operations which are exempted, thereby limiting the regulation's applicability and subjecting culverts and ditches to permit requirements. This ruling has widespread implications for the timber industry in the United States. The case is not yet final as the trial has not yet been held, and there are many unresolved issues involving interpretation of the Court's decision and its application to actual operations. Should the decision ultimately become final and held to apply to Palco's timber operations, it may have some or all of the following effects: impose additional permitting requirements, delay approvals of
THPs, increase harvesting costs, and add water protection measures beyond those contained in the HCP. Nonetheless, it is not likely that civil penalties will be awarded for operations that occurred prior to the Court's decision due to the historical reliance by timber companies on the regulation and the Company's belief that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. While the impact of a conclusion to this case that upholds the
October 14, 2003, ruling may be adverse, the Company does not believe that such an outcome would have a material adverse impact on the Company's consolidated financial condition, results of operations or liquidity. Nevertheless, due to the numerous ways in which the Court's interpretation of the regulation could be applied to actual operations, there can be no assurance that this will be the case. Palco has filed a motion requesting that the Court permit an intermediate appeal of its October 14 ruling.

      On November 20, 2002, an action entitled Humboldt Watershed Council, et al
v. North Coast Regional Water Quality Control Board, et al. (No. CPF02-502062)
(the "HWC 2002 LAWSUIT"), naming Palco as real party in interest, was filed in the Superior Court for the County of San Francisco. The suit sought to enjoin
Palco's timber operations in the Elk River and Freshwater watersheds until and unless the regional and state water boards imposed on those operations waste discharge requirements that met standards demanded by the plaintiff. In August
2003, this case was dismissed by the Court at the request of the plaintiff.

      On November 20, 2002, two similar actions entitled Alan Cook, et al. v.
Gary Clark, et al. (the "COOK ACTION") and Steve Cave, et al. v. Gary Clark, et
al. (the "CAVE ACTION") were filed in the Humboldt County Superior Court (No.'s
DR020718 and DR 020719, respectively), which also name Palco and certain affiliates as defendants. On April 4, 2003, the plaintiffs in these actions filed amended complaints and served the defendants with notice of the actions.
The Cook action alleges, among other things, that defendants' logging practices have contributed to an increase in flooding along Freshwater Creek (which runs through the Palco Timberlands), resulting in personal injury and damage to the plaintiffs' properties. Plaintiffs further allege that in order to have THPs approved in the affected areas, the defendants engaged in certain unfair business practices. The plaintiffs seek, among other things, compensatory and exemplary damages, injunctive relief, and appointment of a receiver to ensure that the watershed is restored. The Cave action contains similar allegations and requests similar relief with respect to the Elk River watershed (a portion of which is contained on the Palco Timberlands). The Company does not believe the resolution of these actions should result in a material adverse effect on its financial condition, results of operations or liquidity.

      On February 25, 2003, the District Attorney of Humboldt County filed a civil suit entitled The People of the State of California v. The Pacific Lumber
Company, Scotia Pacific Holding Company and Salmon Creek Corporation in the
Superior Court of Humboldt County (No. DR030070) (the "HUMBOLDT DA ACTION"). The
suit was filed under California's unfair competition law and alleges that the
Palco Companies used certain unfair business practices in connection with completion of the Headwaters Agreement, and that this resulted in the Palco
Companies being able to harvest significantly more trees under the Environmental
Plans than would have otherwise been the case. The suit seeks a variety of remedies including a civil penalty of $2,500 for each additional tree that has been or will be harvested due to this alleged increase in harvest, as well as restitution and an injunction in respect of the additional timber harvesting allegedly being conducted. A hearing on Palco's motions for sanctions and dismissal of the case was held on July 28, 2003, and Palco is awaiting the
Court's decision. The Company believes that this suit is without merit; however, there can be no assurance that the Palco Companies will prevail or that an adverse outcome would not be material to the Company's consolidated financial position, results of operations and/or liquidity.

      On December 17, 2003, an action entitled Humboldt Watershed Council, et
al. v. North Coast Regional Water Quality Board, et al. (the "HWC 2003
LAWSUIT"), naming Palco as real party in interest, was filed in the Humboldt
County Superior Court (No. CV030961). The plaintiffs allege that the North Coast
Water Board should have required waste discharge reports in respect of all timber harvesting activities in the Freshwater and Elk River watersheds, and are seeking to have this requirement imposed on Palco. The Company does not believe that the resolution of this action should result in a material adverse effect on its financial condition, results of operations or liquidity.

      On November 16, 2001, Palco filed a case entitled The Pacific Lumber
Company, et al. v. California State Water Resources Control Board (No. DR010860)
in the Humboldt County Superior Court (the "THP NO. 520 LAWSUIT") alleging that the State Water Board had no legal authority to impose mitigation measures that were requested by the staff of the North Coast Water Board during the THP review process and rejected by the CDF. When the staff of the North Coast Water Board attempted to impose these mitigation measures in spite of the CDF's decision,
Palco appealed to the State Water Board, which imposed certain of the requested mitigation measures and rejected others. Palco filed the THP No. 520 lawsuit challenging the State Water Board's decision, and in January 2003, the Superior
Court granted Palco's request for an order invalidating the imposition of these additional measures. The State Water Board appealed this decision and on March
18, 2004 the appellate court reversed the decision of the Superior Court. The appellate court's decision could result in increased demands by the regional and state water boards and their staffs to impose controls and limitations upon
Palco's timber harvesting beyond those provided for by the Environmental Plans or could provide additional regulatory powers to the regional and state water boards and their staffs beyond those provided in Senate Bill 810. Palco intends to seek review of the appellate court's decision by the California Supreme
Court.

KAISER LITIGATION

      See Note 12 for a discussion of Kaiser's reorganization proceedings.
Kaiser is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with Kaiser or exposure to products containing asbestos produced or sold by Kaiser. A variety of other lawsuits and claims are pending against Kaiser. Generally, claims against Kaiser arising from actions or omissions prior to the dates on which the Debtors filed their Cases will be settled in connection with Kaiser's plan of reorganization.

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

                                                                            2003                      2002
                                                                   ------------------------------------------------
                                                                      HIGH         LOW          HIGH        LOW
                                                                   ----------  -----------   ----------  ----------

   First quarter...................................................     $   9.61     $   8.20      $ 17.80    $   9.40
   Second quarter..................................................        15.31         8.84        13.35       10.50
   Third quarter...................................................        16.16        12.90        11.05        7.00
   Fourth quarter..................................................        19.73        14.65        10.90        6.04

      The following table sets forth the number of record holders of each class of publicly owned securities of the Company at March 1, 2004:

                                                                                                      NUMBER OF
                                                                                                       RECORD
                                         TITLE OF CLASS                                               HOLDERS
------------------------------------------------------------------------------------------------     -----------

Common Stock....................................................................................           2,860
Class A $.05 Non-cumulative Participating Convertible Preferred Stock...........................              20

      The Company has not declared any cash dividends on its capital stock and has no present intention to do so.

ITEM 6.           SELECTED FINANCIAL DATA

      The following summary of consolidated financial information for each of the five years ended December 31, 2003 is not reported upon herein by independent public accountants and should be read in conjunction with the
Consolidated Financial Statements and the Notes thereto which are contained in
Item 8 herein.

                                                                                      YEARS ENDED DECEMBER 31,
                                                                       ------------------------------------------------------
                                                                          2003      2002(1)     2001        2000       1999
                                                                       ---------- ---------- ---------- ----------- ---------
                                                                         (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS:
   Net sales.....................................................      $   336.6  $   468.5  $ 2,039.8  $  2,468.9  $2,369.9
   Income (loss) before income taxes and minority interests(2)...          (10.6)     (95.3)      41.6        66.6      94.5
   Net income (loss).............................................          (11.6)     (84.0)    (456.0)       33.9      73.6

CONSOLIDATED BALANCE SHEET AT END OF PERIOD:
   Total assets..................................................        1,060.8    1,107.3    3,935.3     4,504.0   4,393.1
   Long-term debt, less current maturities.......................          953.5      982.3    1,706.8     1,882.8   1,956.8
   Stockholders' equity (deficit) (3)............................         (601.9)    (582.5)    (475.6)       49.1      27.8

PER SHARE INFORMATION:
   Basic net income (loss) per share.............................      $   (1.79) $  (12.87) $  (69.28) $     4.47  $   9.58
                                                                       ========== ========== ========== =========== =========
   Diluted net income (loss) per share...........................      $   (1.79) $  (12.87) $  (69.28) $     4.47  $   9.49
                                                                        ========== ========== ========== =========== =========

------------------------------------

(1)  Results for the Company's aluminum operations have been in cluded for the period from January 1, 2002, through February 11, 2002 and  for the three years ended December 31, 2001. Such results have been excl uded for the subsequent periods. See Note 1 for a discussion of the Cha pter 11 filings by the Debtors (which commenced February 12, 2002).
(2)  Income (loss) before income taxes and minority interests i ncludes the following items:
     o  2003 includes a gain on the sale of acreage in the Griz zly Creek grove of $16.8 million (see Note 4), $8.0 million of insuranc e recoveries related to the OTS and FDIC actions (see Note 13), as w ell as a $1.4 million charge to write-down the Company's casino-relat ed assets to estimated fair value (see Note 3).
     o  2002 includes other items of $0.5 million attributable  to Kaiser for the period from January 1, 2002, through February 11, 2002  (see Note 3).
     o  2001 includes the following related to Kaiser: additional valuation allowances related to Kaiser's deferred tax assets of $505.4 million
        (see Note 10), business interruption insurance recoveries of $36.6 million (see Note 3), a gain of $163.6 million on the sale of an approximate 8.3% interest in QAL (see Note 4), a charge of $57.2 million for asbestos-related claims, and net gains on power sales and several other non-recurring items totaling $163.6 million (see Note 3). 2001 results include the following related to forest products: a gain of
        $16.7 million on the sale of acreage in the Grizzly Creek grove (see
        Note 4).
     o  2000 includes the following related to Kaiser: estimated business interruption insurance recoveries of $110.0 million and several other non-recurring items totaling $48.9 million (see Note 3). 2000 results include the following related to forest products: a gain on the sale of the Owl Creek grove of $60.0 million.
     o  1999 includes the following related to Kaiser: a gain on the involuntary conversion at its Gramercy, Louisiana, facility of $85.0 million, a charge of $53.2 million for asbestos-related claims and a gain of $50.5 million on the sale of AKW L.P. 1999 results include the following related to forest products: a gain of $239.8 million on the sale of the
        Headwaters Timberlands.
(3)  MAXXAM Inc. did not declare or pay any cash dividends during the five year period ended December 31, 2003.

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

      The Company operates in three industries: forest products, through MGI and its wholly owned subsidiaries, principally Palco, Scotia LLC and Britt; real estate investment and development, through various subsidiaries; and racing operations through SHRP, Ltd. MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company. In addition, the Company owns 62% of Kaiser, an integrated aluminum producer. All references to the "Company," "Kaiser," "MGHI,"
"MGI," "Palco," "MPC" and "SHRP, Ltd." refer to the respective companies and their subsidiaries, unless otherwise indicated or the context indicates otherwise.

      CONSOLIDATED OPERATIONS

      Selected Operational Data

      The following table presents selected financial information for the years ended December 31, 2003, 2002 and 2001 for the Company's consolidated operations.

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                      2003       2002       2001
                                                                                   ---------  ---------  ----------
                                                                                       (IN MILLIONS OF DOLLARS)

Net sales.........................................................................    336.6   $  468.5   $ 2,039.8
Costs and expenses................................................................   (312.7)    (484.5)   (1,994.4)
Gains on sales of timberlands and other assets....................................     17.5        0.9        16.7
                                                                                   ---------  ---------  ----------
Operating income (loss)...........................................................     41.4      (15.1)       62.1
Other income (expenses), net......................................................     25.0       12.6       170.2
Interest expense..................................................................    (77.0)     (92.8)     (190.7)
                                                                                   ---------  ---------  ----------
Income (loss) before income taxes and minority interest........................... $  (10.6)  $  (95.3)  $    41.6
                                                                                   =========  =========  ==========

Revenues by segment as a percentage of total:
   Forest products................................................................     61.9%     42.6%     9.1%
   Real estate....................................................................     23.3%     10.4%     3.4%
   Racing.........................................................................     14.8%     11.2%     2.6%
   Aluminum.......................................................................        - %     35.8%    84.9%
                                                                                    ---------- ---------- ---------
                                                                                      100.0%    100.0%    100.0%
                                                                                    ========== ========== =========

      Deconsolidation of Kaiser
      Under generally accepted accounting principles for entities consolidated through voting interests, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner. As a result of Kaiser's filing for bankruptcy (as discussed in Note 1), Kaiser's financial results were deconsolidated beginning
February 12, 2002, and the Company began reporting its investment in Kaiser using the cost method, under which the investment is reflected as a single amount on the Company's balance sheet of $(516.2) million, and the recording of earnings or losses from Kaiser was discontinued after February 11, 2002. Since
Kaiser's results are no longer consolidated and the Company believes that it is not probable that it will be obligated to fund losses related to its investment in Kaiser, any adjustments reflected in Kaiser's financial statements subsequent to February 12, 2002 (relating to the recoverability and classification of recorded asset amounts and classification of liabilities or the effects on existing stockholders' deficit as well as adjustments made to Kaiser's financial information for loss contingencies and other matters), are not expected to affect the Company's financial results.

      The following condensed pro forma financial data reflects the results of operations of the Company, excluding Kaiser, for the periods presented (in millions, except share data).

                                                                                   YEARS ENDED DECEMBER 31,
                                                                          -----------------------------------------
                                                                              2003          2002           2001
                                                                          ------------  ------------  -------------

Net sales...............................................................  $     336.6   $     301.0   $      307.1
Costs and expenses......................................................       (295.2)       (292.5)        (315.9)
                                                                          ------------  ------------  -------------
Operating income (loss).................................................         41.4           8.5           (8.8)
Other income (expenses), net............................................         25.0          20.7           39.4
Interest expense........................................................        (77.0)        (80.2)         (81.7)
                                                                          ------------  ------------  -------------
Loss before income taxes and minority interests.........................        (10.6)        (51.0)         (51.1)
Income tax benefit......................................................         (1.0)         15.2           16.7
Minority interests......................................................            -           0.3              -
                                                                          ------------  ------------  -------------
Net loss................................................................  $     (11.6)  $     (35.5)  $      (34.4)
                                                                          ============  ============  =============

Basic and diluted net loss per share....................................  $     (1.79)  $     (5.45)  $      (5.22)

      See Notes 1 and 12 for further discussion of Kaiser's reorganization proceedings and other information regarding the Company's investment in Kaiser.

      OVERVIEW OF CONSOLIDATED RESULTS OF OPERATIONS

      Net Sales
      Net sales for 2003 totaled $336.6 million, compared to $468.5 million in
2002. The decline is primarily attributable to the deconsolidation of Kaiser's financial results beginning February 12, 2002, the date Kaiser filed for Chapter
11 reorganization. Net sales for 2002 included $167.5 million attributable to
Kaiser for the period from January 1, 2002 to February 11, 2002, whereas 2003 included none of Kaiser's financial results. Net sales for the Company's forest products segment increased $9.1 million for 2003 versus 2002, reflecting favorable trends in lumber prices, while net sales for the real estate segment increased $29.4 million for 2003 as compared to 2002, primarily due to increased sales of real estate acreage and commercial lots. Net sales for the Company's racing segment declined by $2.9 million. Net sales declined to $468.5 million in
2002 from $2,039.8 million in 2001, primarily due to the deconsolidation of
Kaiser's financial results. The forest products segment's net sales increased
$14.1 million for 2002 over the prior year primarily due to larger volumes of lumber shipments, while lower sales of real estate acreage and commercial lots contributed to a $20.2 million decline in net sales for the real estate segment for 2002 versus 2001.

      Operating Income (Loss)
      The Company recorded operating income of $41.4 million in 2003 compared to an operating loss of $15.1 million in 2002. Operating income for the Company's forest products segment increased $15.7 million for 2003, primarily due to $17.5 million in gains on sales of timberlands and other assets, while the real estate segment's operating results improved from a loss of $0.2 million in 2002 to income of $17.1 million in 2003 as a result of the increase in net sales discussed above. Results for the racing segment declined from operating income of $0.4 million in 2002 to an operating loss of $1.9 million in 2003. Kaiser contributed $23.6 million to the consolidated operating loss for 2002. The
Company's consolidated operating loss of $15.1 million in 2002 reflected a decline from operating income of $62.1 million in 2001, primarily due to operating results for the Company's aluminum segment, which decreased from operating income of $70.8 million in 2001 to an operating loss of $23.6 million for the period from January 1, 2002 to February 11, 2002. Operating income improved for the forest products segment as a result of the increase in net sales discussed above as well as a decline in cost of sales. Results for the real estate segment were negatively impacted by the decline in net sales discussed above.

      Income (Loss) Before Income Taxes and Minority Interests
      The Company's consolidated loss before income taxes and minority interests decreased by $84.7 million in 2003 compared to the prior year, principally due to the improved operating results discussed above. In addition, the Company's investment, interest and other income for 2003 includes income related to an
$8.0 million reimbursement from an insurer for certain costs incurred in connection with the OTS and FDIC actions. Interest expense decreased $8.1 million in 2003 from the preceding year as a result of early extinguishment of
MGHI's Senior Secured Notes (the "MGHI NOTES"). Results decreased in 2002 as compared to 2001 primarily due to the deconsolidation of Kaiser's financial results. In addition, the Company had lower returns on investments in cash equivalents and marketable securities in 2002 versus 2001 and lower earnings from real estate joint ventures. Excluding results from Kaiser, improvements in operating income contributed favorably to the loss before income taxes and minority interests.

      FOREST PRODUCTS OPERATIONS

      Industry Overview and Selected Operational Data

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and Item 1.
"Business--General" for cautionary information with respect to such forward-looking statements.

      The Company's forest products operations are conducted by MGI, through
Palco, Scotia LLC and Britt. The segment's business is somewhat seasonal, and its net sales have been historically higher in the months of April through
November than in the months of December through March. Management expects that
MGI's revenues and cash flows will continue to be somewhat seasonal.
Accordingly, MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year.

      Regulatory and environmental matters play a significant role in the
Company's forest products operations. See Item 1. "Business - Forest Products
Operations - Regulatory and Environmental Matters" and Note 13 for a discussion of these matters. Regulatory compliance and related litigation have caused and may continue to cause delays in approval of THPs and delays in harvesting on
THPs once they are approved. This could result in a decline in harvest, an increase in the cost of logging operations and increased costs related to timber harvest litigation.

      As discussed in Item 1. "Business--Regulatory and Environmental
Factors--Water Quality," the North Coast Water Board is requiring Palco to apply various waste discharge reporting, mitigation and erosion control requirements in respect of timber harvesting activities in several of its watersheds, and may impose additional measures in the future. The requirements imposed to date have modestly increased operating costs; additional requirements imposed in the future could further increase costs and cause delays in THP approvals or lower harvest levels.

      Also discussed in Note 13 is the enactment of California Senate Bill 810, which provides regional water quality control boards with additional authority related to the approval of THPs. Implementation of this law could result in delays in obtaining approvals of THPs, increased costs and additional water protection measures beyond those contained in the HCP.

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
"Business--Forest Products Operations--Regulatory and Environmental Factors,"
Item 3. "Legal Proceedings" and Note 13 for further information regarding regulatory and legislative matters and legal proceedings relating to the
Company's forest products operations.

      During 2001, comprehensive external and internal reviews were conducted of
Palco's business operations. These reviews were conducted in an effort to identify ways in which Palco could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Palco implemented a number of changes during the last quarter of 2001 and the first quarter of 2002, including closing two of its four sawmills, eliminating certain of its operations, including its company-staffed logging operations (now relying exclusively on contract loggers) and its soil amendment and concrete block activities, utilizing more efficient harvesting methods and adopting other cost saving measures. Palco has continued to examine ways in which to achieve additional cost savings. Subsequent to December 31, 2003, Palco opened a new planer facility in Scotia and began construction on a $25.0 million sawmill project in Scotia. Funds for this project will come from existing cash resources and borrowings under Palco's new credit facility. See "--Financial Condition and
Investing and Financing Activities--Overview." As part of the project, the equipment from Palco's Carlotta mill will be moved to the new mill in Scotia.
After this equipment is moved, the Carlotta mill will be permanently closed, and management is considering alternative uses for the property. Further actions may be taken during the next year as a result of Palco's continuing evaluation process, and additional writedowns of certain assets may be required.

      The following table presents selected operational and financial information for the years ended December 31, 2003, 2002 and 2001 for the
Company's forest products operations.

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     2003       2002        2001
                                                                                  ---------- ----------  ----------
                                                                                       (IN MILLIONS OF DOLLARS,
                                                                                     EXCEPT SHIPMENTS AND PRICES)
Shipments:
   Lumber: (1)
      Redwood upper grades......................................................       26.4       27.0        16.2
      Redwood common grades.....................................................      215.8      224.3       165.0
      Douglas-fir upper grades..................................................        4.4        4.7         8.8
      Douglas-fir common grades.................................................       44.4       22.4        50.5
      Other.....................................................................        7.7        0.1         3.9
                                                                                  ---------- ----------  ----------
   Total lumber.................................................................      298.7      278.5       244.4
                                                                                  ========== ==========  ==========
   Cogeneration power (2).......................................................      163.5      152.4       128.2
                                                                                  ========== ==========  ==========
Average sales price:
   Lumber: (3)
      Redwood upper grades......................................................  $   1,275  $   1,317   $   1,770
      Redwood common grades.....................................................        601        544         577
      Douglas-fir upper grades..................................................      1,249      1,351       1,323
      Douglas-fir common grades.................................................        346        342         337
   Cogeneration power (4).......................................................         61         60          89
Net sales:
   Lumber, net of discount......................................................  $   184.0  $   170.4   $   152.2
   Logs.........................................................................        6.5       14.4        10.6
   Cogeneration power...........................................................       11.4        9.4        11.7
   Wood chips...................................................................        3.4        2.3         6.8
   Other........................................................................        3.2        2.9         4.0
                                                                                  ---------- ----------  ----------
      Total net sales ..........................................................  $   208.5  $   199.4   $   185.3
                                                                                  ========== ==========  ==========
Operating income (loss)(5)......................................................  $    34.5  $    18.8   $   (10.8)
                                                                                  ========== ==========  ==========
Loss before income taxes........................................................  $   (18.1) $   (33.5)  $   (59.6)
                                                                                  ========== ==========  ==========

------------------------------------

(1)   Lumber shipments are expressed in millions of board feet.
(2)   Power deliveries are expressed in thousands of megawatts.
(3)   Dollars per thousand board feet.
(4)   Dollars per megawatt.
(5)   Operating income (loss) for 2003 and 2001 includes $16.8 million and $16.7 million, respectively, of gains on the sales of timberlands in the Grizzly
      Creek grove. Operating loss for 2001 includes other charges totaling $8.2 million described further in Note 3.

      Net Sales
      The forest products segment's net sales for 2003 increased compared to the preceding year. Lumber sales increased by $13.6 million primarily as a result of higher average sales prices of redwood common grade lumber. Although lumber shipments were higher, this improvement was unfavorably impacted by a shift in the mix of product from higher priced redwood and upper grade Douglas fir lumber to lower priced common grade Douglas fir lumber. Net sales of logs to third parties decreased $7.9 million or 55% in 2003. Sales of surplus power from
Palco's cogeneration power plant increased over the prior year due to increases in both volume and prices.

      Net sales for 2002 increased over the prior year period primarily due to increased shipments of redwood lumber. These improvements were offset in part by lower shipments of Douglas-fir and lower average sales prices for redwood lumber.

      Operating Income (Loss)
      The forest products segment's operating income of $34.5 million reflected an increase of $15.7 million over 2002. Results for 2003 include a $16.8 million gain on the sale of timberlands in the Grizzly Creek grove. Although gross margins on sales of lumber increased, higher harvesting costs per unit limited the improvement to $2.4 million. Gross margins from cogeneration power increased
$1.7 million, which was more than offset by a decline of $3.2 million on log sales. Selling, general and administrative expenses increased $3.9 million, primarily due to increases in salaries and benefits, severance costs, expenses associated with a public relations campaign by Palco, and costs related to various legal matters.

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

      Loss Before Income Taxes
      The loss before income taxes decreased $15.4 million in 2003 compared to
2002. The decrease was principally attributable to the increase in operating income discussed above. Investment, interest and other income (expense) and interest expense for 2003 were comparable to 2002.

      The loss before income taxes for 2002 decreased from the comparable prior year period, primarily as a result of the improvement in operating results discussed above.

   REAL ESTATE OPERATIONS

      Industry Overview and Selected Operational Data
      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate, primarily in Arizona,
California, Puerto Rico, and Texas. The following table presents selected operational and financial information for the years ended December 31, 2003,
2002 and 2001, respectively, for the Company's real estate operations.

                                                                                   Years Ended December 31,
                                                                           ----------------------------------------
                                                                               2003         2002         2001
                                                                           -----------  ------------ ------------
                                                                                   (IN MILLIONS OF DOLLARS)
Net sales:
   Real estate:
      Fountain Hills.....................................................  $     19.3   $       8.7  $      33.6
      Mirada.............................................................         5.3           0.2            -
      Palmas.............................................................        16.3          14.2         11.7
      Other..............................................................         8.8           1.5          2.9
                                                                           -----------  ------------ ------------
        Total............................................................        49.7          24.6         48.2
                                                                           -----------  ------------ ------------

   Resort, commercial and other:
      Fountain Hills.....................................................         4.0           3.7          3.5
      Mirada.............................................................         0.3             -          0.2
      Palmas.............................................................         8.2          11.1         12.6
      Commercial lease properties........................................        15.9           9.3          4.4
      Other..............................................................         0.2           0.2          0.2
                                                                           -----------  ------------ ------------
        Total............................................................        28.6          24.3         20.9
                                                                           -----------  ------------ ------------

   Total net sales.......................................................  $     78.3   $      48.9  $      69.1
                                                                           ===========  ============ ============

Operating income (loss):
   Fountain Hills........................................................  $      9.8   $       0.1  $      19.3
   Mirada................................................................           -          (1.9)        (1.7)
   Palmas................................................................        (5.4)         (2.1)        (8.8)
   Commercial lease properties...........................................         5.9           3.4          1.6
   Other.................................................................         6.8           0.3          0.5
                                                                           -----------  ------------ ------------
      Total operating income (loss)......................................  $     17.1   $      (0.2) $      10.9
                                                                           ===========  ============ ============

Investment, interest and other income (expense), net:
   Equity in earnings from real estate joint ventures....................  $      0.7   $       2.5  $       5.5
   Other.................................................................         5.2           3.7          7.0
                                                                           -----------  ------------ ------------
                                                                           $      5.9   $       6.2  $      12.5
                                                                           ===========  ============ ============

Income (loss) before income taxes........................................  $      4.1   $      (7.2) $      14.8
                                                                           ===========  ============ ============

      Net Sales
      Net sales for the real estate segment include: revenues from sales of developed lots, bulk acreage and other real property associated with the
Company's real estate developments; revenues from resort and other commercial operations conducted at these real estate developments; and lease revenues from a number of commercial properties.

      Net sales for the real estate segment increased $29.4 million or 60% in
2003 from the year ago period. Real estate sales at Fountain Hills increased
$10.6 million over 2002 to $19.3 million for 2003 due to an increase in acreage and commercial lot sales, while revenues from lot sales at Mirada increased $5.1 million over the prior year to $5.3 million for 2003. The Company sold a parcel of real estate in Lake Havasu, Arizona, for $8.8 million during 2003, which contributed to the favorable trend in net sales. In addition, the Company's commercial lease properties (several of which were acquired in the fourth quarter of 2002) added sales of $15.9 million for an increase of $6.6 million over the prior year. Real estate sales at Palmas increased slightly in 2003;
however, this was more than offset by a decline in resort and commercial operations at Palmas, which was due in large part to the closing of the
Company's casino facility in March 2003 (see Note 3).

      Net sales decreased for 2002 versus 2001, primarily as a result of lower real estate sales at Fountain Hills. Results for 2001 included $13.7 million for the sale of a 354-acre parcel to the town of Fountain Hills. The decrease was offset in part by higher real estate sales at Palmas, in addition to rental income from the Company's commercial lease properties (primarily the Lake Pointe
Plaza office complex acquired in June 2001; see Note 4).

      Operating Income (Loss)
      Operating results for the real estate segment improved in 2003, largely due to the increase in sales discussed above. Operating results for 2003 also include a $1.4 million charge to recognize the impairment of Palmas' casino assets related to the closure of a hotel which was owned and operated by a third party from whom the casino leased space.

      The segment experienced an operating loss for 2002 as compared to operating income for 2001, primarily due to the lower real estate sales at the
Company's Fountain Hills development project discussed above. This decline was offset in part by a decrease in operating losses at Palmas, which experienced an increase in real estate sales, and an increase in operating income from the Lake
Pointe Plaza office complex.

      Income (Loss) Before Income Taxes
      Income (loss) before income taxes increased $11.3 million in 2003 compared to 2002, essentially due to the impact of the improved operating results discussed above. Interest expense increased $5.7 million in 2003 compared to
2002, primarily due to increased borrowings used to fund the acquisition of several commercial lease properties in late 2002. In addition, results for 2003 included a gain of approximately $0.8 million on the sale of the Company's equity interest in the Sunridge Canyon real estate joint venture (see Note 7).

      The segment experienced a loss before income taxes for 2002 versus income before income taxes in 2001 as a result of the decrease in operating income discussed above, in addition to lower equity in earnings from the FireRock real estate joint venture. In addition, 2001 results included a gain of approximately
$3.0 million from insurance recoveries on property damage at Palmas resulting from a 1998 hurricane.

   RACING OPERATIONS

      Industry Overview and Selected Operational Data
      The Company indirectly owns SHRP, Ltd., a Texas limited partnership, which owns and operates Sam Houston Race Park, a Class 1 horse racing facility in
Houston, Texas, and Valley Race Park, a greyhound racing facility located in
Harlingen, Texas. Results of operations between quarterly periods are generally not comparable due to the timing, varying lengths and types of racing meets held. Historically, Sam Houston Race Park and Valley Race Park have derived a significant amount of their annual pari-mutuel commissions from live racing and simulcasting. Pari-mutuel commissions have typically been highest during the first and fourth quarters of the year, the time during which Sam Houston Race
Park and Valley Race Park have historically conducted live thoroughbred and greyhound racing, respectively.

      The following table presents selected operational and financial information for the years ended December 31, 2003, 2002 and 2001, respectively, for the Company's racing operations.

                                                                                   Years Ended December 31,
                                                                           ----------------------------------------
                                                                               2003         2002         2001
                                                                           -----------  ------------ ------------
                                                                                   (IN MILLIONS OF DOLLARS)
Number of live race days:
   Sam Houston Race Park.................................................         127           126          128
   Valley Race Park......................................................         110           110          105

Handle:
   Sam Houston Race Park:
      On-track handle....................................................  $    134.2   $     146.3  $     145.5
      Off-track handle...................................................       173.4         188.9        190.0
                                                                           -----------  ------------ ------------
        Total............................................................  $    307.6   $     335.2  $     335.5
                                                                           ===========  ============ ============

   Valley Race Park:
      On-track handle....................................................  $     20.0   $      22.3  $      21.2
      Off-track handle...................................................         4.0           3.7          4.4
                                                                           -----------  ------------ ------------
        Total............................................................  $     24.0   $      26.0  $      25.6
                                                                           ===========  ============ ============

Net sales:
   Sam Houston Race Park:
      Gross pari-mutuel commissions......................................  $     34.5   $      37.3  $      37.0
      Other revenues.....................................................         9.4           8.9          9.2
                                                                           -----------  ------------ ------------
        Total............................................................        43.9          46.2         46.2
                                                                           -----------  ------------ ------------
   Valley Race Park:
      Gross pari-mutuel commissions......................................         4.7           5.2          5.1
      Other revenues.....................................................         1.2           1.3          1.4
                                                                           -----------  ------------ ------------
        Total............................................................         5.9           6.5          6.5
                                                                           -----------  ------------ ------------
   Total net sales.......................................................  $     49.8   $      52.7  $      52.7
                                                                           ===========  ============ ============

Operating income (loss):
   Sam Houston Race Park.................................................  $     (1.2)  $       0.7  $       1.2
   Valley Race Park......................................................        (0.7)         (0.3)        (0.3)
                                                                           -----------  ------------ ------------
      Total operating income ............................................  $     (1.9)  $       0.4  $       0.9
                                                                           ===========  ============ ============

Income (loss) before income taxes........................................  $     (1.7)  $       0.4  $       1.0
                                                                           ===========  ============ ============

      Net Sales
      Net sales for the Company's racing segment totaled $49.8 million for 2003, a decrease of $2.9 million or 5.5% from the previous year. While the number of live and simulcast race days for 2003 was comparable to 2002, the segment's overall average daily attendance at both Sam Houston Race Park and Valley Race
Park declined for 2003. This negatively impacted pari-mutuel commissions.

      Net sales for the racing segment were unchanged for 2002 compared to 2001.
Although the segment experienced fewer live race days and lower average attendance at Sam Houston Race Park, these declines were partially offset by higher pari-mutuel commissions at Valley Race Park.

      Operating Income
      Operating results decreased by $2.3 million in 2003. The major reasons for the decrease were the lower net sales discussed above, in addition to the impact of a $1.1 million increase in operating expenses. The increase in operating expenses was largely driven by an increase in selling, general and administrative expenses including costs associated with legislative efforts.

      Operating income for the racing segment for 2002 decreased from 2001 due to the decrease in net sales discussed above and an increase in cost of sales and selling, general and administrative expenses.

      Income Before Income Taxes
      The decrease in income before income taxes for this segment for 2003 as compared to 2002, as well as the decrease in income before income taxes for 2002 versus 2001, are both attributable to the decreases in operating income for the respective periods discussed above.

   OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     2003       2002        2001
                                                                                  ----------  ---------  ----------
                                                                                            (IN MILLIONS)

Operating loss..................................................................  $    (8.3)  $  (10.5)  $    (9.7)
Income (loss) before income taxes...............................................        5.1      (10.7)       (7.2)

      Operating Loss
      The operating losses represent corporate general and administrative expenses that are not attributable to the Company's industry segments. The decrease in the operating loss in 2003 versus 2002, as well as the increase in the operating loss in 2002 versus 2001, was primarily due to certain general and administrative expenses incurred in 2002 as a result of Kaiser's Chapter 11 filing (see Note 1). The operating loss for 2002 also included severance and moving expenses incurred as a result of reduction in Corporate staff and office space.

      Income (loss) Before Income Taxes
      Income (loss) before income taxes includes operating losses, investment, interest and other income (expense) and interest expense, including amortization of deferred financing costs, that are not attributable to the Company's industry segments. Results for 2003 include income related to an $8.0 million reimbursement from an insurer for certain costs incurred in connection with the
OTS and FDIC actions (see Note 13). Interest expense decreased $8.1 million from the preceding year as a result of early extinguishment of the MGHI Notes. The loss before income taxes increased in 2002 due to a decrease in earnings from the investments described in Note 5, offset in part by a $3.6 million gain on repurchases of the MGHI Notes and lower interest expense as a result of early extinguishment of the MGHI Notes.

   PROVISION FOR INCOME TAXES

      The Company generated a loss before income taxes of $10.6 million for
2003; however, the Company has recorded no tax benefit associated with the loss for the period. The provision for income taxes of $1.0 million reflected in the
Consolidated Statement of Operations consists principally of state and local taxes. Each period, the Company evaluates the appropriate factors in determining the realizability of the deferred tax assets attributable to losses and credits generated in the current period and those being carried forward. These factors are discussed further in Note 10. Based on this evaluation, the Company provided full valuation allowances with respect to the deferred tax assets attributable to losses and credits generated during 2003. These valuation allowances were in addition to the valuation allowances which were provided in prior years.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and Item 1.
"Business--General" for cautionary information with respect to such forward-looking statements.

   OVERVIEW

      The Company conducts its operations primarily through its subsidiaries.
Creditors of subsidiaries of the Company have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the
Company. Certain of the Company's subsidiaries, principally Palco and Scotia
LLC, are restricted by their various debt instruments as to the amount of funds that can be paid in the form of dividends or loaned to affiliates. Scotia LLC is highly leveraged and has significant debt service requirements. In addition,
Palco's anticipated capital expenditures for investments in new sawmill equipment will require cash from existing resources as well as Palco's new credit facility (see "Forest Product Operations" below for further information regarding Palco's new credit facility). "MAXXAM Parent" is used in this section to refer to the Company on a stand-alone basis without its subsidiaries.

      The following table summarizes certain data related to financial condition and to investing and financing activities of the Company and its subsidiaries.
As a result of the deconsolidation of Kaiser, the balances at December 31, 2002, exclude amounts attributable to Kaiser. For comparison purposes, such amounts have also been excluded from the selected information related to changes in cash and cash equivalents for the years ended December 31, 2002 and 2001, respectively.

                                       FOREST PRODUCTS
                                -----------------------------
                                 SCOTIA     PALCO                 REAL                           MAXXAM
                                  LLC     AND OTHER     MGI      ESTATE    RACING      MGHI      PARENT     TOTAL
                                --------  ----------   ------   --------   -------   --------  ----------  --------
                                                             (IN MILLIONS OF DOLLARS)
Debt and credit facilities
   (excluding intercompany
   notes)
Short-term borrowings and
   current maturities of long-
   term debt:
   December 31, 2003.........  $   17.6  $      0.2   $    -   $   10.7  $      -   $      -  $        -  $   28.5
   December 31, 2002.........      16.7         0.3        -       13.5         -          -           -      30.5

Long-term debt, excluding
   current maturities:
   December 31, 2003(1)......  $  713.9  $      0.3   $    -   $  238.8  $    0.5   $      -  $        -  $  953.5
   December 31, 2002.........     737.7         0.4        -      244.0       0.2          -           -     982.3

Revolving credit facilities:
   December 31, 2003:
   Facility commitment
      amounts ...............  $   58.5  $     47.5(2)$    -   $    4.5  $      -   $      -  $        -  $  110.5
      Borrowings.............         -           -        -          -         -          -           -        -
      Letters of credit......         -         0.3        -        3.1         -          -           -       3.4
      Unused and available
        credit...............      58.5        26.9        -        1.4         -          -           -      86.8

Cash, cash equivalents,
   marketable securities
   and other investments
December 31, 2003:
   Current amounts restricted
      for debt service.......  $   23.6  $        -   $    -   $    0.2  $      -   $      -  $        -  $   23.8
   Other current amounts.....       3.8        24.3      0.3        7.4       3.4          -        88.9     128.1
                               --------- -----------  -------  --------- ---------  --------- ----------- ---------
                                   27.4        24.3      0.3        7.6       3.4          -        88.9     151.9
                               --------- -----------  -------  --------- ---------  --------- ----------- ---------

   Long-term amounts
      restricted for debt
      service................      35.4           -        -        1.4         -          -           -      36.8
   Other long-term restricted
      amounts................         -         2.7        -        4.1         -          -           -       6.8
                               --------- -----------  -------  ---------   -------  --------- -----------  --------
                                   35.4         2.7        -        5.5         -          -           -      43.6
                               --------- -----------  -------  --------- ---------  --------- ----------- ---------
                               $   62.8  $     27.0   $  0.3   $   13.1  $    3.4   $      -  $     88.9  $  195.5
                               ========= ===========  =======  ========= =========  ========= =========== =========

December 31, 2002:
   Current amounts restricted
      for debt service.......  $   24.5  $        -   $    -   $    0.3  $      -   $      -  $        -  $   24.8
   Other current amounts.....       4.9        34.3      0.6        6.4       5.2        0.3        74.8     126.5
                               --------- -----------  -------  --------- ---------  --------- ----------- ---------
                                   29.4        34.3      0.6        6.7       5.2        0.3        74.8     151.3
                               --------- -----------  -------  --------- ---------  --------- ----------- ---------

   Long-term amounts
      restricted for debt
      service................  $   52.9  $        -   $    -   $    1.4  $      -   $      -  $        -  $   54.3
   Other long-term restricted
      amounts................        -          2.7        -        6.6         -          -           -       9.3
                               --------- -----------  -------  --------- ---------  --------- ----------- ---------
                                   52.9         2.7        -        8.0         -          -           -      63.6
                               --------- -----------  -------  --------- ---------  --------- ----------- ---------
                               $   82.3  $     37.0   $  0.6   $   14.7  $    5.2   $    0.3  $     74.8  $  214.9
                               ========= ===========  =======  ========= =========  ========= =========== =========
------------------

Table and Notes continued on next page

                                       FOREST PRODUCTS
                                -----------------------------
                                 SCOTIA     PALCO                 REAL                           MAXXAM
                                  LLC     AND OTHER     MGI      ESTATE    RACING      MGHI      PARENT     TOTAL
                                --------  ----------   ------   --------   -------   --------  ----------  --------
                                                             (IN MILLIONS OF DOLLARS)
Changes in cash and cash
      equivalents
Capital expenditures:
   December 31, 2003(3)......  $   7.7   $     11.4  $     -   $    3.5  $    1.0   $      -  $      0.2  $   23.8
   December 31, 2002(3)......      7.2          5.0        -       93.6       0.6          -         0.1     106.5
   December 31, 2001(3)......      6.2          7.2        -      133.9       2.0          -         0.7     150.0

Net proceeds from dispositions
   of property and investments:
   December 31, 2003(4)......  $  11.4   $     10.1  $     -   $    1.0  $      -   $      -  $        -  $   22.5
   December 31, 2002.........        -          2.0        -          -         -          -           -       2.0
   December 31, 2001(4)......      1.3         18.6        -          -         -          -           -      19.9

Borrowings (repayments) of
   debt and credit facilities,
   net of financing costs:
   December 31, 2003.........  $ (16.6)  $     (0.1) $     -   $   (8.5) $    0.3   $      -  $        -  $  (24.9)
   December 31, 2002.........    (15.0)       (18.7)       -       83.1       0.1      (84.6)          -     (35.1)
   December 31, 2001.........    (14.2)       (18.9)       -      126.9         -      (25.1)      (13.4)     55.3

Dividends and advances
   received (paid):
   December 31, 2003.........  $     -   $     (0.5) $   0.4   $  (12.0) $   (1.2)  $      -  $     13.3  $      -
   December 31, 2002(5)......    (29.4)        22.9     (2.5)       3.2      (3.6)       9.0         0.4         -
   December 31, 2001(5)......    (79.9)        86.2    (23.4)     (17.8)     (4.0)      17.1        21.8         -

--------------------

(1)  The decrease in Scotia LLC's long-term debt between December 31, 2002, and
     December 31, 2003, was the result of principal payments on the Timber Notes of $16.5 million. In addition, Scotia LLC made principal payments on the
     Timber Notes of $14.8 million and $14.2 million in 2002 and 2001, respectively. The decrease in real estate long-term debt between 2002 and
     2003 was due primarily to payments of $3.7 million on the Lakepointe,
     Beltway, and Motel Notes (each as defined in Note 4), and payments on other real estate long-term debt totaling $1.5 million.
(2)  As a result of the Palco Credit Agreement entered into in January 2004
     (defined below) the commitment amount has been reduced from $47.5 million as of December 31, 2003, to $35.0 million.
(3)  Capital expenditures for Palco include $4.9 million for a new lumber planer and $1.3 million towards a new sawmill project in 2003. Capital expenditures and borrowings for the Real Estate segment for 2002 reflect the purchase of several commercial lease properties in the fourth quarter of 2002 (see Note 4). Capital expenditures and borrowings for the Real
     Estate segment for 2001 reflect the purchase of the Lake Pointe Plaza office complex (see Note 4).
(4)  Proceeds from dispositions of property and investments includes $8.2 million and $10.0 million in 2003 for Scotia LLC and Palco, respectively, from the sale of acreage in the Grizzly Creek grove, and $1.3 million and
     $18.5 million in 2001 for Scotia LLC and Palco, respectively, from the sale of acreage in the Grizzly Creek grove.
(5)  In March 2002, Scotia LLC released $29.4 million from the SAR Account (as defined below) and distributed this amount to Palco. In 2001, $79.9 million of dividends were paid by Scotia LLC to Palco, $63.9 million of which was made using proceeds from the sale of Scotia LLC's Owl Creek grove. In addition to the $79.9 million of dividends from Scotia LLC, Palco received
     $9.3 million from MGI related to repayment of intercompany debt.

   MAXXAM PARENT AND MGHI

      The Company may from time to time purchase shares of its Common Stock on national exchanges or in privately negotiated transactions. During the fourth quarter and twelve months ended December 31, 2003, the Company purchased an aggregate of 536,800 and 551,400 shares, respectively, of its Common Stock on national exchanges.

      MAXXAM Parent and MGHI own the 50,000,000 Kaiser Shares, representing an approximate 62% interest. As a result of the Cases, the value of Kaiser common stock has declined substantially, and the market value of the Kaiser Shares based on the price per share quoted at the close of business on March 19, 2004, was $6.0 million. There can be no assurance that such value would be realized should the Kaiser Shares be sold, and it is likely that the Company's ownership interest in Kaiser will be cancelled without consideration. Disposition of the
Kaiser Shares is restricted under an agreement among Kaiser, MAXXAM Parent and
MGHI. See also Notes 1 and 12.

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

   FOREST PRODUCTS OPERATIONS

      Substantially all of MGI's consolidated assets are owned by Palco, and a significant portion of Palco's consolidated assets are owned by Scotia LLC. The holders of the Timber Notes have priority over the claims of creditors of Palco with respect to the assets and cash flows of Scotia LLC. Palco's credit facility
(discussed below) contains certain restrictive covenants which effectively preclude the distribution of funds from Palco to MGI.

      The Scotia LLC Line of Credit allows Scotia LLC to borrow up to one year's interest on the Timber Notes (the "SCOTIA LLC LINE OF CREDIT"). On June 20,
2003, the Scotia LLC Line of Credit was extended to July 7, 2006. At or near the completion of such extension, Scotia LLC will request that the Scotia LLC Line of Credit be extended for an additional period of not less than 364 days. If not extended, Scotia LLC may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date
(after the payment of certain other items, including the Aggregate Minimum
Principal Amortization Amount, as defined, then due), commencing approximately two and one-half years following the date of the draw. At December 31, 2003,
Scotia LLC could have borrowed a maximum of $58.5 million under the Scotia LLC
Line of Credit, and had no borrowings outstanding under the Scotia LLC Line of
Credit.

      On the note payment date in January 2003, Scotia LLC had $5.6 million set aside in the note payment account to pay the $27.9 million of interest due (net of $1.9 million of additional interest due in respect of Timber Notes held by
Scotia LLC). The funds available under the Scotia LLC Line of Credit were used to pay the remaining amount of interest due. Scotia LLC repaid $12.1 million of principal on the Timber Notes (an amount equal to Scheduled Amortization, as set forth in the Timber Notes Indenture ("SCHEDULED AMORTIZATION"); see Note 9)
using funds held in the Scheduled Amortization Reserve Account, a reserve account which was established to support principal payments on the Timber Notes
(the "SAR ACCOUNT").

      On the note payment date in July 2003, Scotia LLC used the funds available under the Scotia LLC Line of Credit to pay the entire $27.4 million of interest due (net of $2.0 million of additional interest due in respect of Timber Notes held by Scotia LLC). Scotia LLC repaid $4.4 million of principal on the Timber
Notes (an amount equal to Scheduled Amortization) using funds held in the SAR
Account.

      On the note payment date in January 2004, Scotia LLC had $4.1 million set aside in the note payment account to pay the $27.2 million of interest due (net of $2.0 million of additional interest due in respect of Timber Notes held by
Scotia LLC). The funds available under Scotia LLC Line of Credit were used to pay the remaining amount of interest due. Scotia LLC repaid $12.7 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      With respect to the note payment date in July 2004, Scotia LLC expects to use the funds available under the Scotia LLC Line of Credit to pay the entire
$26.7 million of interest which will be due (net of $2.1 million of additional interest which would be due in respect of Timber Notes held by Scotia LLC).
Scotia LLC expects to repay $4.6 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      In 2003, $5.4 million of funds from the SAR Account were used to repurchase $6.4 million principal amount of Timber Notes, as permitted under the
Timber Notes Indenture, resulting in gains of $0.7 million (net of unamortized deferred financing costs) on extinguishment of debt. In March 2004, $3.6 million of funds from the SAR Account were used to repurchase $3.8 million principal amount of Timber Notes, resulting in a small gain (net of unamortized deferred financing costs) on extinguishment of debt.

      Due to its highly leveraged condition, Scotia LLC is more sensitive than less leveraged companies to factors affecting its operations, including low log prices, governmental regulation and litigation affecting its timber harvesting practices (see "--Results of Operations--Forest Products Operations" above and
Note 13), and general economic conditions. Scotia LLC's cash flows from operations are significantly impacted by harvest volumes and log prices. The
Master Purchase Agreement between Scotia LLC and Palco (see Item 1.
"Business--Forest Products Operations--Relationship with Scotia LLC")
contemplates that all sales of logs by Scotia LLC to Palco will be at fair market value (based on stumpage prices) for each species and category of timber.
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

      In January 2004, the State Board of Equalization adopted the new Harvest
Value Schedule for the first half of 2004. The prices published in that schedule reflected a 12.7% increase in the SBE Price for small redwood logs and a 3.4%
decrease for small Douglas-fir logs from the prices published for the second half of 2003.

      On August 12, 2003, Standard & Poor's Ratings Services announced that it was lowering its ratings on all classes of the Timber Notes. The rating on the
Class A-1 Timber Notes was lowered from A to BBB+; the rating on the Class A-2
Timber Notes was lowered from A to BBB; and the rating on the Class A-3 Timber
Notes was lowered from BBB to BB. Standard & Poor's also indicated that the ratings remain on CreditWatch with negative implications and that the lowered ratings reflect the negative impact that depressed timber prices, lower harvest levels, and higher operating costs have had on Scotia LLC's cash flow available for debt service.

      As discussed in Note 4, Palco and Scotia LLC received $10.0 million and
$8.2 million, respectively, in November 2003 from the sale of timberlands in the
Grizzly Creek grove. The proceeds received by Scotia LLC were used to pay down a portion of the Scotia LLC Line of Credit.

      With respect to short-term liquidity, Scotia LLC believes that cash flows from operations and funds available under the Scotia LLC Line of Credit (in respect of interest payments) and the SAR Account (in respect of principal payments), should provide sufficient funds to meet its working capital, capital expenditures and debt service obligations through 2004; however, there can be no assurance that this will be the case. With respect to long-term liquidity, although Scotia LLC believes that cash flows from operations and funds available under the Scotia LLC Line of Credit and the SAR Account should be adequate to meet its working capital, capital expenditure and debt service obligations unless log prices continue to improve there can be no assurance that this will be the case. In addition, liquidity, capital resources and results of operations will be adversely affected if harvest levels decline or costs increase as a result of the various regulatory, environmental and litigation matters discussed in "--Results of Operations--Forest Products Operations--Industry Overview and
Selected Operational Data" above and Note 13. See also Note 9 for further information regarding the Timber Notes.

      At December 31, 2003, $0.3 million of letters of credit and no borrowings were outstanding under Palco's prior revolving credit agreement. Unused availability was limited to $24.4 million at December 31, 2003. On January 23,
2004, Palco entered into a new $35.0 million asset-based credit agreement with a bank (the "PALCO CREDIT AGREEMENT"). This agreement provides revolving credit for three years after which Palco may request a one-year extension. Borrowings under the agreement bear interest at rates based upon (and at variable margins above) LIBOR or the prime rate, and are secured by the substantial portion of
Palco's assets. At February 29, 2004, $12.0 million was outstanding under the
Palco Credit Agreement. In accordance with the agreement, Palco is required to maintain borrowings of $12.0 million through February 12, 2005, Palco had $6.4 million of unused availability at February 29, 2004. Palco anticipates that with respect to the first quarter of 2004, it will not meet certain quarterly earnings thresholds required under the Palco Credit Agreement, and is therefore seeking a waiver from the lender. The lender has preliminarily indicated that it will grant such a waiver; however, there can be no assurance that this will be the case.

      Capital expenditures were made during the past three years to improve production efficiency and reduce operating costs. In February 2004, Palco undertook a project to construct a new sawmill in Scotia, California. The project is expected to cost $25.0 million with various phases scheduled for completion from August 2004 through early 2005. Funds for this project will come from existing cash resources and borrowings under the Palco Credit Agreement.
Palco believes that the new sawmill will reduce annual operating costs by at least $20.0 million beginning in 2005. As part of the project, the equipment from Palco's Carlotta mill will be moved to the new mill in Scotia. After this equipment is moved, the Carlotta mill will be permanently closed, and management is considering alternative uses for the property. Capital expenditures, excluding expenditures for the new sawmill and for timberlands, are estimated to be between $6.0 million and $8.0 million per year for the 2004 - 2005 period.
Palco and Scotia LLC may purchase additional timberlands from time to time as appropriate opportunities arise.

      The Company estimates that funding requirements for pension benefits for
2004 will range from $1.6 million to $6.8 million. Palco's share of these amounts ranges from $0.7 million to $4.4 million. Such funding requirements are uncertain due to legislation currently pending in Congress.

      Palco will require funds available under the Palco Credit Agreement in order to meet its working capital and capital expenditure requirements for the next year. Palco's ability to meet such requirements could be adversely affected should the lender, under the Palco Credit Agreement, not grant Palco the waiver discussed above. Furthermore, Palco's cash flows from operations may be adversely affected by diminished availability of logs from Scotia LLC, lower lumber prices, adverse weather conditions, pending legal, regulatory and environmental matters or increased funding requirements for its pension plan.
See "--Results of Operations--Forest Products Operations" above as well as Note
13 for further discussion of the regulatory, environmental and legal matters affecting harvest levels.

      With respect to long-term liquidity, although MGI and its subsidiaries expect that their existing cash and cash equivalents, lines of credit and ability to generate cash flows from operations should provide sufficient funds to meet their debt service, working capital and capital expenditure requirements, until such time as Palco has adequate cash flows from operations and/or dividends from Scotia LLC, there can be no assurance that this will be the case. Liquidity, capital resources and results of operations in the long-term may continue to be adversely affected by the same factors discussed above which are affecting short-term cash flows from operations.

   REAL ESTATE OPERATIONS

      One of the Company's development projects in Fountain Hills has been delayed as a result of a local utility's current inability to demonstrate that it has adequate water supplies, and this delay will have a somewhat negative impact on cash flows for 2004. See "Trends--Real Estate Operations" below for further discussion of this matter.

      In March 2003, the Company's casino facility at its Palmas del Mar operation in Puerto Rico ceased operations due to the closure of a hotel which was owned and operated by a third party from whom the casino leased adjacent space. As discussed further in Note 3, the Company does not expect that it will be able to lease space for its casino operations from the new hotel owner at
Palmas, and therefore does not expect cash flows from these operations in the future. Net cash flows from the casino's operations for 2002 were approximately
$0.8 million. Furthermore, the Company expects that the new hotel owner will not reopen the hotel until some time in late 2004 or 2005. PDMPI benefitted from the revenues generated as a result of guests of the hotel using PDMPI's golf course and other resort related assets, and the hotel's continued closure could adversely affect the performance of PDMPI in other ways which are not able to be quantified.

      Capital expenditures are expected to be approximately $2.0 million to $3.0 million in 2004. The Company expects that these expenditures will be funded by existing cash and available credit facilities.

      The Company believes that the existing cash and credit facilities of its real estate subsidiaries, excluding PDMPI, are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing and joint venture partners, should provide sufficient funds to meet their working capital and capital expenditure requirements. PDMPI and its subsidiaries, however, have required advances from MAXXAM Parent in prior years to fund their operations, and PDMPI may require such advances in the future.

   RACING OPERATIONS

      Capital expenditures and investments in new ventures are expected to be approximately $0.4 million in 2004.

      With respect to short-term and long-term liquidity, SHRP, Ltd.'s management expects that SHRP, Ltd. will generate cash flows from operations;
however, there can be no assurance that this will be the case.

   KAISER'S OPERATIONS

      As a result of the filing of the Cases, claims against the Debtors for principal and accrued interest on secured and unsecured indebtedness existing on the Filing Date are stayed while the Debtors continue business operations as debtors- in-possession, subject to the control and supervision of the Court. At this time, it is not possible to predict the effect of the Cases on the businesses of the Debtors. With respect to the Company's interest in Kaiser, the
Debtors have indicated that the equity of Kaiser's stockholders will likely be cancelled without consideration. See Note 12 for further information.

OFF-BALANCE SHEET ARRANGEMENTS

      The Company does not have any off-balance sheet financing, other than operating leases entered into in the normal course of business and disclosed below, or unconsolidated special purpose entities. The Company does not use derivatives for any of its treasury or risk management activities.

CONTRACTUAL OBLIGATIONS

      The following table presents information with respect to the Company's contractual obligations as of December 31, 2003 (in millions).

                                                                         PAYMENTS DUE BY PERIOD
                                                      ------------------------------------------------------------
                                                                    LESS THAN 1     2-3         4-5      More than
              CONTRACTUAL OBLIGATIONS                     TOTAL       YEAR        Years       Years       5 Years
----------------------------------------------------  -----------  ----------  ----------- -----------  ----------

   Long-term debt obligations(1)....................  $    982.0   $    28.5   $     62.2  $     63.0   $   828.3
   Operating lease obligations......................        16.0         4.3          6.2         4.4         1.1
   Purchase obligations(2)..........................         0.4         0.4            -           -           -
   Other long-term liabilities reflected on the
      Company's balance sheet(3)(4)(5)(6)...........         6.4         2.1          1.0         3.3           -
                                                      -----------  ----------  ----------- -----------  ----------
        Total.......................................  $  1,004.8   $    35.3   $     69.4  $     70.7   $   829.4
                                                      ===========  ==========  =========== ===========  ==========

---------------------

(1)   Includes capital lease obligations of $1.3 million as of December 31, 2003.
(2)   Excludes $17.9 million in 2004 and $3.0 million in 2005 under a contract entered into in 2004 for completion of Palco's new sawmill project.
      Includes $0.4 million in 2004 for completion of Palco's new lumber planer.
      Excludes ordinary course of business purchase orders.
(3)   Excludes expected funding for pension benefits for 2004 and subsequent years. Expected funding requirements for pension benefits for 2004 range from $1.6 million to $6.8 million; however, such funding requirements are uncertain due to legislation currently pending in Congress. Funding requirements for pension benefits after 2004 are excluded due to the significant variability in the assumptions required to project the timing of future cash payments. Also excluded are reserves for litigation, environmental remediation, self-insurance claims, and other contingent liabilities due to uncertainty as to the timing of when cash payments will be required.
(4)   Includes $0.4 million in 2005 and $1.6 million in 2008 for PDMPI's cost sharing agreement with the Puerto Rico Power Authority for the construction of an electrical substation that will provide capacity to new projects within PDMPI.
(5)   Includes $1.0 million in 2004, $0.4 million in 2005 and $1.7 million in 2008 under the terms of various executive compensation agreements.
(6)   Includes $1.1 million in 2004 and $0.2 million in 2005 for contractual amounts owed under agreements with various professional services firms
      (principally audit and tax compliance fees).

TRENDS

   REAL ESTATE OPERATIONS

      On January 28, 2004, the Arizona Department of Water Resources and the
local utility which supplies water to the Company's Fountain Hills project entered into a Consent Order addressing the state's notification that the demand for water in the utility's service area exceeded certain statutory requirements.
The local utility is actively pursuing various alternatives to resolve the matter. Nevertheless, one of the Company's development projects has been delayed as a result, and this delay will have a somewhat negative impact on cash flows from the Fountain Hills development for 2004. At this time, the Company cannot determine the likelihood of the water utility resolving this issue in the short term versus a longer period of time. The impacts of an extended delay in resolving this issue could include increased development costs, delays in development, or the inability to develop the remaining acreage for an indefinite period of time.

   RACING OPERATIONS

      In July 2003, the Texas Racing Commission approved live race dates for
2004. As a result, Sam Houston Race Park will more than double to 95 the number of dates for its quarter horse meet in 2004. The extra days were added to accommodate requests from the racing industry to alleviate 2004 scheduling issues at two other Class 1 racetracks. The additional live race dates granted for 2004 are not likely to be granted in 2005 and beyond.

      The following table presents the number and type of performance conducted and scheduled from 2002 through 2004 at Sam Houston Race Park.

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                  ----------------------------------------
                                                                                     2002           2003          2004
                                                                                  ----------     ----------    -----------
Live Thoroughbred Race Days...................................................            84             84             74
Live Quarter Horse Race Days..................................................            42             43             95
Simulcast-only Days...........................................................           238            237            192

      As a result of the additional live race dates granted for 2004, management expects that revenues will increase somewhat in 2004 as compared to 2003.

      The Texas legislature, which convenes its regular session every other year, considered a variety of alternatives during the January-June 2003 session to address a projected budget shortfall, including enhancing state revenues through additional forms of gaming such as video lottery terminals at existing horse and dog racing tracks, gaming on Indian reservations, keno, and full casinos. While the Texas legislature did not enact any of this legislation, the
Company, in conjunction with the Texas racing industry, intends to continue pursuing legislation to expand the form of gaming available at horse and dog racing tracks (including at any special legislative session which might be held). No assurance can be given that these efforts will be successful.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See Item 1. "Business--General" and below for cautionary information with respect to such forward-looking statements.

      The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.
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

      The following accounting policies and estimates are considered critical in light of the potentially material impact that the estimates, judgments and uncertainties affecting the application of these policies might have on the
Company's reported financial information.

      Principles of Consolidation-Deconsolidation of Kaiser
      Under generally accepted accounting principles for entities consolidated through voting interests, consolidation is generally required for investments of
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

      The Company expects it will consider reversal of these losses when either:
(1) Kaiser's bankruptcy is resolved and the amount of the Company's remaining investment in Kaiser is determined or (2) the Company disposes of the Kaiser
Shares. Accordingly, these consolidated financial statements do not reflect any adjustments related to the deconsolidation of Kaiser other than presenting the
Company's investment in Kaiser using the cost method, which reflects the investment as a single amount on its balance sheet, and discontinuing the recording of earnings or losses from Kaiser after February 11, 2002. When either of the events described above occurs, the Company will re-evaluate the appropriate accounting treatment of its investment in Kaiser based upon the facts and circumstances at such time. The Debtors have indicated that the equity of Kaiser's stockholders will likely be cancelled without consideration as a result of Kaiser's plan of reorganization.

      Loss Contingencies
      The Company is involved in various claims, lawsuits and other proceedings discussed in Note 13. Such litigation involves uncertainty as to possible losses the Company may ultimately realize when one or more future events occur or fail to occur. The Company accrues and charges to income estimated losses from contingencies when it is probable (at the balance sheet date) that an asset has been impaired or liability incurred and the amount of loss can be reasonably estimated. Differences between estimates recorded and actual amounts determined in subsequent periods are treated as changes in accounting estimates (i.e., they are reflected in the financial statements in the period in which they are determined to be losses, with no retroactive restatement).

      The Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsel, the outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative and regulatory developments, and other factors. Risks and uncertainties are inherent with respect to the ultimate outcome of litigation.
See Note 13 for further discussion of the Company's material legal contingencies.

      Deferred Tax Asset Valuation Allowances
      As of December 31, 2003, the Company had $82.4 million of deferred tax assets (net of $67.5 million in valuation allowances and $75.2 million of deferred tax liabilities). The deferred tax assets and liabilities reported in the Company's balance sheet reflect the amount of taxes that the Company has prepaid or will receive a tax benefit for (an asset) or will have to pay in the future (a liability) because of temporary differences that result from differences in timing of revenue recognition or expense deductibility between generally accepted accounting principles and the Internal Revenue Code.
Accounting rules require that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized. The Company considers all available evidence, both positive and negative, to determine whether a valuation allowance is needed. The need for a valuation allowance ultimately depends on the existence of sufficient taxable income to realize the benefit of a future deductible amount.

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

      Uncertainties that might exist with respect to the realization of the
Company's deferred tax assets relate to future taxable income. See Note 10 for further discussion of the Company's valuation allowances on deferred tax assets.

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

      The projected benefit obligation for the Company's pension plans and the accumulated postretirement benefit obligation for the Company's other postretirement benefit plans was determined using a discount rate of 6.25% at
December 31, 2003, and 6.75% at December 31, 2002. The assumed long-term rate of compensation increase is 4.20%. The assumed long-term rate of return on plan assets is 8.00%. Plan assets consist principally of common stocks, U.S.
government and other fixed-income obligations.

      The estimated impact of a 25 basis point decrease in the discount rate
(from 6.25% to 6.00%) would increase the Company's aggregate benefit obligation by approximately $3.5 million, while the estimated impact of a 25 basis point increase in the discount rate (from 6.25% to 6.50%) would decrease the Company's aggregate benefit obligation by approximately $3.3 million.

      Generally accepted accounting principles are applied to determine the expense that the Company recognizes related to pension obligations, while pension plan funding is governed by tax and labor laws. The Company expects pension expense to be approximately $3.2 million in 2004, while cash contributions are expected to range from $1.6 million to $6.8 million in 2004
(expected funding requirements for 2004 are uncertain due to legislation currently pending in Congress). This compared to pension expense of $3.4 million and cash contributions of $4.6 million in 2003.

      At December 31, 2003, the Company had $21.4 million in accrued liabilities related to pension benefits. This amount consists of an accrued liability of
$15.1 million reflecting the cumulative excess of the amount the Company has expensed over the amount the Company has funded since inception of its plans, as well as an additional minimum liability of $6.3 million reflecting the excess of the accumulated benefit obligation over the fair value of plan assets. The decrease in 2003 in the underfunded status of the Company's plans is primarily due to higher investment returns. This favorable impact was offset in part by the impact of the lower discount rate.

      See Note 11 for further discussion of the Company's obligations related to pension and other postretirement benefit plans.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates primarily under the
Scotia LLC Line of Credit and the New Palco Credit Agreement, as well as certain other debt facilities used to finance real estate development activities. These facilities bear interest at either the prime interest rate or LIBOR plus a specified percentage point spread. The Scotia LLC Line of Credit was established in conjunction with the offering of the Timber Notes. The Company's objective in maintaining its other variable rate borrowings is flexibility in borrowing funds and making repayments without penalties. As of December 31, 2003, there were
$15.6 million in borrowings outstanding under all variable rate facilities.
Based on the amount of borrowings outstanding under these facilities during
2003, a 1% change in interest rates effective from the beginning of the year would have resulted in an increase or decrease in annual interest expense of
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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of MAXXAM Inc.:

We have audited the accompanying consolidated balance sheet of MAXXAM Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and stockholders' deficit for the years then ended. Our audits also included the 2003 and 2002 financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the
Company's management. Our responsibility is to express an opinion on the 2003 and 2002 financial statements and financial statement schedules based on our audits. The financial statements as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion, with an explanatory paragraph regarding the deconsolidation of Kaiser Aluminum Corporation ("Kaiser"), on those financial statements and stated that such 2001 financial statement schedules, when considered in relation to the 2001 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein in their report dated April 12, 2002.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MAXXAM Inc. and subsidiaries as of
December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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
March 26, 2004

      THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN
LLP IN CONNECTION WITH MAXXAM INC.'S FILING ON FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN
LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. THE CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2001 AND 2000, THE CONSOLIDATED STATEMENTS OF OPERATIONS,
STOCKHOLDERS' EQUITY AND CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000 AND
1999, AND THE INFORMATION IN THE SCHEDULE FOR 2000 AND 1999 REFERRED TO IN THE
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

                                                              ARTHUR ANDERSEN LLP

Houston, Texas
April 12, 2002

                          MAXXAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                                 DECEMBER 31,
                                                                                           ------------------------
                                                                                               2003         2002
                                                                                           -----------  -----------
ASSETS
Current assets:
   Cash and cash equivalents.............................................................. $     35.0         45.6
   Marketable securities and other short-term investments.................................      116.9        105.7
   Receivables:
      Trade, net of allowance for doubtful accounts of $0.4 and $2.9, respectively........       12.4         11.4
      Other...............................................................................        2.6          4.6
   Inventories:
      Lumber..............................................................................       17.7         22.2
      Logs................................................................................       11.8         12.4
   Prepaid expenses and other current assets..............................................       31.6         41.8
                                                                                           -----------  -----------
        Total current assets..............................................................      228.0        243.7
Property, plant and equipment, net of accumulated depreciation of $164.6 and
   $140.4, respectively...................................................................      367.9        375.2
Timber and timberlands, net of accumulated depletion of $214.2 and $204.5,
   respectively...........................................................................      217.9        227.3
Investments in and advances to unconsolidated affiliates..................................        6.1          7.6
Deferred income taxes.....................................................................       95.2         82.4
Restricted cash, marketable securities and other investments..............................       43.6         63.6
Long-term receivables and other assets....................................................      102.1        107.5
                                                                                           -----------  -----------
                                                                                           $  1,060.8   $  1,107.3
                                                                                           ===========  ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable....................................................................... $     10.8   $     12.2
   Accrued interest.......................................................................       25.8         26.0
   Accrued compensation and related benefits..............................................       12.8         14.0
   Other accrued liabilities..............................................................       23.4         27.6
   Short-term borrowings and current maturities of long-term debt.........................       28.5         30.5
                                                                                           -----------  -----------
        Total current liabilities.........................................................      101.3        110.3
Long-term debt, less current maturities...................................................      953.5        982.3
Accrued postretirement medical benefits...................................................       10.7         10.3
Losses in excess of investment in Kaiser..................................................      516.2        516.2
Other noncurrent liabilities..............................................................       81.0         70.7
                                                                                           -----------  -----------
        Total liabilities.................................................................    1,662.7      1,689.8
                                                                                           -----------  -----------

Commitments and contingencies (see Note 13)

Stockholders' deficit:
   Preferred stock, $0.50 par value; $0.75 liquidation preference; 12,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible
      Preferred Stock; 669,040 shares issued; 668,195 shares outstanding..................        0.3          0.3
   Common stock, $0.50 par value; 28,000,000 shares authorized; 10,063,359 shares
      issued; 5,976,466 and 6,527,671 shares outstanding, respectively....................        5.0          5.0
   Additional capital.....................................................................      225.3        225.3
   Accumulated deficit....................................................................     (619.8)      (608.2)
   Accumulated other comprehensive loss...................................................      (88.0)       (89.2)
   Treasury stock, at cost (shares held:  preferred - 845; common - 4,086,893 and
      3,535,688, respectively) ...........................................................     (124.7)      (115.7)
                                                                                           -----------  -----------
        Total stockholders' deficit.......................................................     (601.9)      (582.5)
                                                                                           -----------  -----------
                                                                                           $  1,060.8   $  1,107.3
                                                                                           ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
             (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE INFORMATION)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                           ----------------------------------------
                                                                               2003          2002          2001
                                                                           ------------  ------------  ------------
Net sales:
   Forest products.......................................................  $     208.5   $     199.4   $     185.3
   Real estate...........................................................         78.3          48.9          69.1
   Racing................................................................         49.8          52.7          52.7
   Aluminum..............................................................            -         167.5       1,732.7
                                                                           ------------  ------------  ------------
                                                                                 336.6         468.5       2,039.8
                                                                           ------------  ------------  ------------
Cost and expenses:
   Cost of sales and operations:
      Forest products....................................................        144.4         136.5         170.3
      Real estate........................................................         25.1          19.6          28.4
      Racing.............................................................         41.0          42.4          42.0
      Aluminum...........................................................            -         158.6       1,457.1
   Selling, general and administrative expenses..........................         63.7          82.6         163.6
   Gains on sales of timberlands and other assets........................        (17.5)         (0.9)        (16.7)
   Impairment of assets..................................................          1.4             -          19.9
   Depreciation, depletion and amortization..............................         37.1          44.8         113.1
                                                                           ------------  ------------  ------------
                                                                                 295.2         483.6       1,977.7
                                                                           ------------  ------------  ------------

Operating income (loss):
   Forest products.......................................................         34.5          18.8         (10.8)
   Real estate...........................................................         17.1          (0.2)         10.9
   Racing................................................................         (1.9)          0.4           0.9
   Aluminum..............................................................            -         (23.6)         70.8
   Corporate.............................................................         (8.3)        (10.5)         (9.7)
                                                                           ------------  ------------  ------------
                                                                                  41.4         (15.1)         62.1
Other income (expense):
   Gains on sale of interest in QAL......................................            -             -         163.6
   Investment, interest and other income (expense), net..................         25.0          12.6           6.6
   Interest expense......................................................        (74.8)        (88.9)       (182.9)
   Amortization of deferred financing costs..............................         (2.2)         (3.9)         (7.8)
                                                                           ------------  ------------  ------------
Income (loss) before income taxes and minority interests.................        (10.6)        (95.3)         41.6
Benefit (provision) for income taxes.....................................         (1.0)         10.4        (535.7)
Minority interests.......................................................            -           0.9          38.1
                                                                           ------------  ------------  ------------
Net loss.................................................................  $     (11.6)  $     (84.0)  $    (456.0)
                                                                           ============  ============  ============

Basic and diluted loss per common and common equivalent share............  $     (1.79)  $    (12.87)  $    (69.28)

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     2003       2002        2001
                                                                                  ---------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.....................................................................  $  (11.6)  $   (84.0)  $  (456.0)
   Adjustments to reconcile net loss to net cash provided
      by (used for) operating activities:
      Depreciation, depletion and amortization..................................      37.1        44.8       113.1
      Non-cash impairments and restructuring charges............................       1.4           -        49.9
      Gains on sales of assets..................................................     (18.3)       (4.7)     (189.9)
      Net losses (gains) on marketable securities...............................      (5.2)        3.1        (8.0)
      Minority interests........................................................         -        (0.9)      (38.1)
      Amortization of deferred financing costs and discounts on long-term debt..       2.1         3.9         7.8
      Equity in loss of unconsolidated affiliates, net of dividends
        received................................................................       1.3         1.2         0.8
      Other.....................................................................      (0.7)       (2.4)        3.4
      Increase (decrease) in cash resulting from changes in:
        Receivables.............................................................      (0.2)       25.6       228.1
        Inventories.............................................................       4.4        15.5        69.8
        Prepaid expenses and other assets.......................................      (2.6)       46.8        21.1
        Accounts payable........................................................      (1.1)       10.7       (36.2)
        Accrued and deferred income taxes.......................................       0.6        18.9       505.2
        Other accrued liabilities...............................................      (1.6)      (48.6)      (49.0)
        Accrued interest........................................................      (0.2)        6.0        (4.1)
        Long-term assets and long-term liabilities..............................       9.7       (71.0)      (21.6)
        Other...................................................................       0.2         1.6        12.3
                                                                                  ---------  ----------  ----------
        Net cash provided by (used for) operating activities....................      15.3       (33.5)      208.6
                                                                                  ---------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from dispositions of property and investments...................      22.5         6.5       191.6
   Net sales (purchases) of marketable securities and other investments.........      (2.5)       46.1       (99.4)
   Capital expenditures.........................................................     (23.8)     (111.3)     (333.3)
   Decrease in cash attributable to deconsolidation of Kaiser...................         -      (130.4)          -
   Other........................................................................       0.4         0.7         2.4
                                                                                  ---------  ----------  ----------
        Net cash used for investing activities..................................      (3.4)     (188.4)     (238.7)
                                                                                  ---------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of long-term debt....................................       2.9        92.9       136.2
   Redemptions, repurchases of and principal payments on long-term debt.........     (27.7)     (105.4)     (131.1)
   Borrowings (repayments) under revolving and short-term credit facilities.....         -       (21.1)      (49.5)
   Incurrence of deferred financing costs.......................................      (0.1)       (1.5)       (5.4)
   Redemption of Kaiser preference stock........................................         -           -        (5.6)
   Restricted cash withdrawals, net.............................................      11.4        31.6         7.4
   Treasury stock purchases.....................................................      (9.0)          -        (2.9)
   Other........................................................................         -        (1.2)          -
                                                                                  ---------   ---------  ----------
        Net cash used for financing activities..................................     (22.5)       (4.7)      (50.9)
                                                                                  ---------   ---------  ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS.......................................     (10.6)     (226.6)      (81.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..................................      45.6       272.2       353.2
                                                                                  ---------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR........................................  $   35.0   $    45.6   $   272.2
                                                                                  =========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   (IN MILLIONS, EXCEPT PER SHARE INFORMATION)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                                                              2003          2002          2001
                                                                         ------------- ------------- --------------
PREFERRED STOCK ($.50 PAR)
   Balance at beginning and end of year................................  $        0.3  $        0.3  $         0.3
                                                                         ============= ============= ==============

COMMON STOCK ($.50 PAR)
   Balance at beginning and end of year................................  $        5.0  $        5.0  $         5.0
                                                                         ============= ============= ==============

ADDITIONAL CAPITAL
   Balance at beginning and end of year................................  $      225.3  $      225.3  $       225.3
                                                                         ============= ============= ==============

ACCUMULATED DEFICIT
   Balance at beginning of year........................................  $     (608.2) $     (524.2) $       (68.2)
      Net loss.........................................................         (11.6)        (84.0)        (456.0)
                                                                         ------------- ------------- --------------
   Balance at end of year..............................................  $     (619.8) $     (608.2) $      (524.2)
                                                                         ============= ============= ==============

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Minimum pension liability adjustment................................  $        1.1  $       (7.4) $      (103.5)
      Applicable income taxes..........................................          (0.1)          3.0           38.4
   Unrealized gains (losses) on available-for-sale investments.........           0.2          (0.7)           0.5
      Applicable income taxes..........................................             -           0.3           (0.2)
   Cumulative effect of accounting change..............................             -             -            2.3
      Applicable income taxes..........................................             -             -           (0.5)
   Unrealized gains (losses) on derivatives............................             -         (12.1)          52.5
      Applicable income taxes..........................................             -             -          (19.4)
   Reclassification for realized gains (losses) on derivatives.........             -          (6.0)         (16.7)
      Applicable income taxes..........................................             -             -            5.8
   Valuation allowance on deferred tax assets..........................             -             -          (25.0)
                                                                         ------------- ------------- --------------
   Other comprehensive income (loss)...................................           1.2         (22.9)         (65.8)
   Accumulated other comprehensive loss at beginning of year...........         (89.2)        (66.3)          (0.5)
                                                                         ------------- ------------- --------------
   Accumulated other comprehensive loss at end of year.................  $      (88.0) $      (89.2) $       (66.3)
                                                                         ============= ============= ==============

TREASURY STOCK
   Balance at beginning of year........................................  $     (115.7) $     (115.7) $      (112.8)
      Treasury stock purchases.........................................          (9.0)            -           (2.9)
                                                                         ------------- ------------- --------------
   Balance at end of year..............................................  $     (124.7) $     (115.7) $      (115.7)
                                                                         ============= ============= ==============

COMPREHENSIVE INCOME (LOSS)
   Net loss............................................................  $      (11.6) $      (84.0) $      (456.0)
   Other comprehensive income (loss)...................................           1.2         (22.9)         (65.8)
                                                                         ------------- ------------- --------------
   Total comprehensive loss............................................  $      (10.4) $     (106.9) $      (521.8)
                                                                         ============= ============= ==============

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 INDEX OF NOTES

Number          Description
------          -----------

1               Basis of Presentation and Summary of Significant Accounting Policies
2               New Accounting Standards
3               Segment Information and Other Items
4               Significant Acquisitions and Dispositions
5               Cash, Cash Equivalents, Marketable Securities and Other Investments
6               Property, Plant and Equipment
7               Investments in Unconsolidated Affiliates
8               Short-term Borrowings
9               Long-term Debt
10              Income Taxes
11              Employee Benefit and Incentive Plans
12              Investment in Kaiser
13              Commitments and Contingencies
14              Stockholders' Deficit
15              Supplemental Cash Flow and Other Information
16              Quarterly Financial Information (Unaudited)

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

      The Company conducts the substantial portion of its operations through its subsidiaries, which operate in three principal industries:

o     Forest products, through MAXXAM Group Inc. ("MGI") and MGI's wholly owned subsidiary, The Pacific Lumber Company ("PALCO"). Palco's wholly owned subsidiaries are Scotia Pacific Company LLC ("SCOTIA LLC"), Salmon Creek
      LLC ("SALMON CREEK") and Britt Lumber Co., Inc. ("BRITT"). MGI operates in several principal aspects of the forest products industry - the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber and the manufacture of lumber into a variety of finished products.
      Housing, construction and remodeling are the principal markets for the
      Company's lumber products.

o     Real estate investment and development, through MAXXAM Property Company
      ("MPC") and other wholly owned subsidiaries of the Company. These subsidiaries are engaged in the business of residential and commercial real estate investment and development, primarily in Arizona, California,
      Puerto Rico, and Texas, including associated golf course or resort operations in certain locations, and also own several commercial real estate properties.

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

      Deconsolidation of Kaiser
      Under generally accepted accounting principles for entities consolidated through voting interests, consolidation is generally required for investments of
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

      The Company expects it will consider reversal of its losses in excess of its investment in Kaiser when either: (1) Kaiser's bankruptcy is resolved and the amount of the Company's remaining investment in Kaiser is determined or (2)
the Company disposes of its shares of Kaiser common stock. Accordingly, these consolidated financial statements do not reflect any adjustments related to the deconsolidation of Kaiser other than presenting the Company's investment in
Kaiser using the cost method. When either of the events described above occurs, the Company will re-evaluate the appropriate accounting treatment of its investment in Kaiser based upon the facts and circumstances at such time. It is likely that the Company's ownership interest in Kaiser will be cancelled. See
Note 12 for further discussion of the Company's investment in Kaiser.

      The following condensed pro forma financial data reflects the results of operations of the Company, excluding Kaiser, for the periods presented (in millions, except share data).

                                                                                   YEARS ENDED DECEMBER 31,
                                                                          -----------------------------------------
                                                                              2003          2002           2001
                                                                          ------------  ------------  -------------

Net sales...............................................................  $     336.6   $     301.0   $      307.1
Costs and expenses......................................................       (295.2)       (292.5)        (315.9)
                                                                          ------------  ------------  -------------
Operating income (loss).................................................         41.4           8.5           (8.8)
Other income (expenses), net............................................         25.0          20.7           39.4
Interest expense........................................................        (77.0)        (80.2)         (81.7)
                                                                          ------------  ------------  -------------
Loss before income taxes and minority interests.........................        (10.6)        (51.0)         (51.1)
Income tax benefit......................................................         (1.0)         15.2           16.7
Minority interests......................................................            -           0.3              -
                                                                          ------------  ------------  -------------
Net loss................................................................  $     (11.6)  $     (35.5)  $      (34.4)
                                                                          ============  ============  =============

Basic and diluted net loss per share....................................  $     (1.79)  $     (5.45)  $      (5.22)

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

      Risks and uncertainties are inherent with respect to the ultimate outcome of the litigation discussed in Note 13. The results of a resolution of such uncertainties could have a material effect on the Company's consolidated financial position, results of operations or liquidity. In addition, uncertainties related to the projection of future taxable income could affect the realization of the Company's deferred tax assets discussed in Note 10.
Estimates of future benefit payments used to measure the Company's pension and other postretirement benefit obligations discussed in Note 11 are subject to a number of assumptions about future experience, as are the estimated future cash flows projected in the evaluation of long-lived assets for possible impairment.
To the extent there are material differences between these estimates and actual results, the Company's financial statements or liquidity could be affected.

      Reclassifications
      Certain reclassifications have been made to prior years' consolidated financial statements to be consistent with the current year's presentation.
Pari-mutuel costs and expenses for the Company's racing segment have been reclassified as costs of sales and operations in the Consolidated Statement of
Operations. Pari-mutuel commissions have been reclassified and presented on a gross basis to better reflect current industry reporting practice. These revenues were previously reported net of pari-mutuel costs and expenses.

   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Concentrations of Credit Risk
      Cash equivalents and restricted marketable securities are invested primarily in short to medium-term investment grade debt instruments as well as other types of corporate and government debt obligations. The Company mitigates its concentration of credit risk with respect to these investments by generally purchasing investment grade products (ratings of A1/P1 short-term or at least
BBB/Baa3 long-term). No more than 5% is invested in the same issue. Unrestricted marketable securities are invested primarily in debt securities. Other unrestricted short-term investments consist of interests in limited partnerships which invest in debt securities, corporate common stocks and option contracts.
These investments are managed by financial institutions.

      Securities Held-to-Maturity and Available-for-Sale
      Management determines the appropriate classification of investment securities at the time of purchase and re- evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the
Company has the positive intent and ability to hold the securities to maturity.
Held-to-maturity securities are stated at amortized cost. Interest on securities classified as held-to-maturity is included in investment, interest and other income (expense), net.

      Marketable equity and debt securities that are not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair market value, with the unrealized gains and losses, net of tax, reported in other comprehensive income, a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment, interest and other income (expense), net. Interest and dividends on securities classified as available-for-sale are also included in investment, interest, and other income (expense), net. The cost of securities sold is determined using the first-in, first-out method. The fair value of substantially all securities is determined by quoted market prices.  The fair value of marketable debt securities includes accrued interest.

      Inventories
      Inventories are stated at lower of cost or market. Cost is primarily determined using the last-in, first-out method. Inventory costs consist of material, labor and manufacturing overhead, including depreciation and depletion.

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

      The carrying amounts of the Company's SYP and HCP intangible assets are as follows (in millions):

                                                                                                DECEMBER 31,
                                                                                         --------------------------
                                                                                             2003          2002
                                                                                         ------------  ------------

SYP/HCP................................................................................. $       8.3   $       8.3
Less: Accumulated amortization..........................................................        (3.6)         (2.7)
                                                                                         ------------  ------------
                                                                                         $       4.7   $       5.6
                                                                                         ============  ============

      The Company evaluates its intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that such assets might be impaired. The remaining useful life of intangible assets with finite lives are evaluated annually to determine whether events or circumstances warrant changes in the estimated useful lives of such assets.

      Amortization of intangible assets for the year ended December 31, 2003, was $0.9 million. The estimated amortization expense for the next five years is
$0.9 million per year. Estimated amortization will change if events or circumstances warrant the revision of estimated useful lives.

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

      The Company recognizes income from land sales in accordance with SFAS No.
66, "Accounting for Sales of Real Estate" ("SFAS NO. 66"). In accordance with
SFAS No. 66, certain real estate sales are accounted for under the percentage of completion method, under which income is recognized based on the estimated stage of completion of individual contracts. The unrecognized income associated with such sales has been recorded as deferred real estate sales and is reflected in other noncurrent liabilities on the balance sheet. Additionally, in certain circumstances the cost recovery or installment method is used whereby the gross profit associated with these transactions is deferred and recognized when appropriate. The unrecognized income associated with such sales is reflected as a reduction of long- term receivables and other assets in the balance sheet.

      The Company recognizes revenues from pari-mutuel commissions received on live and simulcast horse and greyhound racing in the period in which the performance occurred. The Company also receives revenues in the form of fees paid by other racetracks for the broadcast of the Company's live races to the offsite locations. Other sources of revenue include food and beverage sales, admission and parking fees, corporate sponsorships and advertising, club memberships, suite rentals and other miscellaneous items.

      Deferred Financing Costs
      Costs incurred to obtain debt financing are deferred and amortized, generally on a straight-line basis, over the estimated term of the related borrowing.

      Asset Impairment
      The Company reviews long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Impairment losses are recorded on assets used in operations when indicators of impairment are present and the undiscounted cash flows to be generated by those assets are less than the carrying amount. Impairment losses are also recorded for long-lived assets which are expected to be disposed.

      Under certain conditions, the results of operations of a component of an entity which either has been disposed or is classified as held for sale would be reported in discontinued operations. The Company classifies long-lived assets as held for sale if the following conditions are satisfied:

      o Management commits to a plan to sell a long-term operating asset;
      o The asset is available for immediate sale;
      o An active effort to locate a buyer is underway; and
      o It is probable that the sale will be completed within one year.

      Legal Contingencies
      The Company is currently involved in various claims and proceedings which are reviewed for potential financial exposure on a regular basis. If the potential loss from any claim or legal proceeding is considered probable and is reasonably estimable as of the balance sheet date, a liability is accrued. The
Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsel, the outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative developments, and other factors. See Note 13 for a description of the Company's material legal proceedings.

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
The Company considers future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. See Note 10 for further discussion of the Company's income taxes.

      Stock-based Compensation
      The Company has elected to follow Accounting Principles Board Opinion No.
25, "Accounting for Stock Issued to Employees" ("APB OPINION NO. 25") and
related interpretations in accounting for stock options (or stock appreciation rights, as applicable) issued to employees and outside directors. Under APB
Opinion No. 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized when stock options are granted.
However, compensation expense is recorded in each period prior to exercise based on the excess of market value at the end of each period over the exercise price, if applicable (i.e., compensation expense is adjusted up or down as the market value of the Company's stock changes).

      The following table illustrates the pro forma effect on net income and earnings per share had the Company accounted for its stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period
(in millions, except per share information).

                                                                                     YEARS ENDED DECEMBER 31,
                                                                               ------------------------------------
                                                                                   2003        2002         2001
                                                                               ----------- -----------  -----------
Net loss, as reported........................................................  $    (11.6) $    (84.0)  $   (456.0)
   Add: Stock-based employee compensation expenses included in reported net
      loss, net of related tax effects.......................................         0.8           -            -
   Deduct: Total stock-based employee compensation expense determined under
      the fair value method for all awards, net of related tax effects.......        (1.8)       (1.3)        (1.3)
                                                                               ----------- -----------  -----------
Pro forma net loss...........................................................  $    (12.6) $    (85.3)  $   (457.3)
                                                                               =========== ===========  ===========

Basic and diluted loss per share:
   As reported...............................................................  $    (1.79) $   (12.87)  $   (69.28)
   Pro forma.................................................................       (1.94)     (13.07)      (69.51)

      The fair value of stock options granted were estimated at the grant date using a Black-Scholes option pricing model and the following weighted average assumptions:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                           ----------------------------------------
                                                                                2003         2002         2001
                                                                           ------------- ------------ -------------

Dividend yield...........................................................          -           -            -
Expected volatility......................................................         0.39        0.38         0.36
Risk-free interest rate..................................................         4.76%       4.92%        5.32%
Expected life (years)....................................................         6.64        6.63         6.59
Weighted average fair value..............................................  $      9.50   $   10.65    $   13.65

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
"CLASS A PREFERRED STOCK") which is convertible into Common Stock. Diluted earnings per share calculations also include the dilutive effect of common and preferred stock options.

                                                                             2003          2002         2001
                                                                         ------------  ------------ ------------
Weighted average shares outstanding:
   Common Stock.........................................................   6,465,919     6,527,671    6,581,979
   Effect of dilution:
      Class A Preferred Stock...........................................           - (1)         - (1)        - (1)
                                                                         ------------  ------------ ------------
Weighted average number of common and common equivalent
    shares - Basic......................................................   6,465,919     6,527,671    6,581,979
   Effect of dilution:
      Stock options (1).................................................           - (1)         - (1)        - (1)
                                                                         ------------  ------------ ------------
Weighted average number of common and common equivalent
    shares - Diluted....................................................   6,465,919     6,527,671    6,581,979
                                                                         ============  ============ ============
------------------

(1)  The Company had a loss for the years ended December 31, 2003, 2002 and
     2001; the Class A Preferred Stock and options were therefore not included in the computation of earnings per share for the period.

2.    NEW ACCOUNTING STANDARDS

      Financial Reporting - Pension Accounting
      In December 2003, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other
Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106."
("SFAS NO. 132 (REVISED 2003)"). This statement replaces the original SFAS No.
132 and revises employers' disclosures about pension plans and other postretirement benefit plans to require more information about the economic resources and obligations of such plans. It does not change the measurement or recognition of those plans required by previous FASB statements. SFAS No. 132
(Revised 2003) is effective for financial statements of public companies with fiscal years ending after December 15, 2003, except estimated future benefit payment disclosures are not required until fiscal years ending after June 15,
2004. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. See Note 11 for the
Company's pension and other postretirement plan disclosures, including those required by the above Statement.

      Consolidation of Variable Interest Entities
      In January 2003, the FASB issued FASB Interpretation No. 46,
"Consolidation of Variable Interest Entities" ("FIN 46"), which established criteria to identify and assess a company's interest in variable interest entities and for consolidating those entities. In December 2003, the FASB revised FIN 46 and codified certain FASB Statement of Positions previously issued for FIN 46 in FASB Interpretation No. 46, Revised December 2003 ("FIN
46R"). FIN 46R is currently effective for variable interest entities created or obtained after January 2003, and will be effective for all variable interest entities for interim periods beginning after March 15, 2004. The adoption of FIN
46R is not expected to require the consolidation by the Company of any additional entities.

3.    SEGMENT INFORMATION AND OTHER ITEMS

      REPORTABLE SEGMENTS
      As discussed in Note 1, the Company's operations are organized and managed as distinct business units which offer different products and services and are managed separately through the Company's subsidiaries.

      The Company has three reportable segments and the accounting policies of the segments are the same as those described in Note 1. The Company evaluates segment performance based on net sales, operating income excluding depreciation, depletion and amortization, and income before income taxes and minority interests.

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

                                                                                  CONSOL-
                                             REPORTABLE SEGMENTS                  IDATED
                                         ---------------------------               TOTAL                   CONSOL-
                             DECEMBER     FOREST     REAL                         EXCLUDING                IDATED
                                31,      PRODUCTS   ESTATE   RACING   CORPORATE   ALUMINUM   ALUMINUM (1)   TOTAL
                             ---------   --------   -------  -------  ---------  ----------  ------------  --------

Investment, interest and other
   income (expense), net....   2003      $   5.5    $  5.9   $  0.2   $   13.4   $    25.0   $         -   $  25.0
                               2002          7.4       6.2        -        8.0        21.6          (8.1)     13.5
                               2001         11.3      12.5      0.1       15.5        39.4         (32.8)      6.6

Interest expense(2).........   2003         58.1      18.9        -          -        77.0             -      77.0
                               2002         58.8      13.2        -        8.2        80.2          12.6      92.8
                               2001         60.1       8.6        -       13.0        81.7         109.0     190.7

Depreciation, depletion and
   amortization.............   2003         21.0      14.2      1.7        0.2        37.1             -      37.1
                               2002         22.8      10.4      1.6        0.3        35.1           9.7      44.8
                               2001         19.4       7.6      1.5        0.3        28.8          84.3     113.1

Income (loss) before income
   taxes and minority
   interests................   2003        (18.1)      4.1     (1.7)       5.1       (10.6)            -     (10.6)
                               2002        (33.5)     (7.2)     0.4      (10.7)      (51.0)        (44.3)    (95.3)
                               2001        (59.6)     14.8      1.0       (7.2)      (51.0)         92.6      41.6

Capital expenditures........   2003         19.1       3.5      1.0        0.2        23.8             -      23.8
                               2002         12.2      93.6      0.6        0.1       106.5           4.8     111.3
                               2001         13.4     133.9      2.0        0.7       150.0         148.7     298.7

Total assets................   2003        483.6     359.5     33.6      184.1     1,060.8             -   1,060.8
                               2002        525.3     377.1     36.4      168.5     1,107.3             -   1,107.3

--------------------
(1)   For 2002, amounts attributable to the aluminum segment are for the period from January 1, 2002, through February 11, 2002. Kaiser's results were deconsolidated commencing February 12, 2002 (see Notes 1 and 12).
(2)   Interest expense also includes amortization of deferred financing costs.
(3)   As a result of the deconsolidation of Kaiser, the aluminum segment's balance sheet amounts are not included in the consolidated total as of
      December 31, 2003 and 2002.

      OTHER ITEMS

      Forest Products
      During 2001, comprehensive external and internal reviews were conducted of
Palco's business operations. These reviews were conducted in an effort to identify ways in which Palco could operate on a more efficient and cost effective basis. Based upon the results of these reviews, Palco implemented a number of changes during the last quarter of 2001 and the first quarter of 2002, including closing two of its four sawmills, eliminating certain of its operations, including its company-staffed logging operations (now relying exclusively on contract loggers) and its soil amendment and concrete block activities, utilizing more efficient harvesting methods and adopting other cost saving measures. In connection with these changes, the Company in 2001 recorded a charge to operating costs of $2.2 million for impaired assets. Palco has continued to examine ways in which to achieve additional cost savings.
Subsequent to December 31, 2003, Palco opened a new planer facility in Scotia and began construction on a $25.0 million sawmill project in Scotia. As part of the project, the equipment from Palco's Carlotta mill will be moved to the new mill in Scotia. After this equipment is moved, the Carlotta mill will be permanently closed, and management is considering alternative uses for the property. The Company does not expect the closure of the Carlotta mill to have a material effect on its consolidated financial position, results of operations or liquidity. Further actions may be taken during the next year as a result of
Palco's continuing evaluation process, and additional writedowns of certain assets may be required.

      As a result of the changes described above, Palco identified machinery and equipment that it no longer needed for its current or future operations and in
2001 committed to a plan for disposal of these assets during 2002. During 2002, machinery and equipment with a carrying value of $2.2 million was sold, resulting in a gain of $1.0 million.

      A $2.6 million restructuring charge was recorded in 2001 reflecting cash termination benefits associated with the separation of approximately 305 employees as part of an involuntary termination plan. As of June 30, 2002, all of the affected employees had left Palco, and the entire amount of the related liability had been paid.

      Additionally, the Company recorded an environmental remediation charge of
$3.4 million in 2001. The environmental accrual represents Palco's estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and Palco's assessment of the likely remediation actions to be taken. Palco incurred $0.7 million and $0.5 million of costs related to this remediation liability during
2003 and 2002, respectively. Based on management's best estimates given the current facts and circumstances, the remaining $2.2 million is expected to be incurred in 2004 and 2005.

      The forest products segment's operating income (loss) included gains on sales of timberlands in the Grizzly Creek grove of $16.8 million and $16.7 million in November 2003 and November 2001, respectively.

      Real Estate
      Investment, interest and other income (expense) for the real estate segment includes equity in earnings from real estate joint ventures of $0.7 million, $2.5 million and $5.5 million for the years ended December 31, 2003,
2002 and 2001, respectively. Investment, interest and other income (expense) for the real estate segment also includes $0.8 million in 2003 for the gain realized on the sale of the Company's investment in the Sunridge Canyon real estate joint venture.

      In March 2003, the Company's casino facility at its Palmas del Mar operation in Puerto Rico ("PALMAS") ceased operations due to the closure of a hotel which was owned and operated by a third party from whom the casino leased adjacent space. The hotel was sold during the third quarter of 2003, and the
Company expects that the new owner will not lease space for the casino to the
Company. In connection with such determination, the Company recorded a charge to operating costs of $1.4 million to write-down casino-related assets to estimated fair value.

      Corporate
      Corporate investment, interest and other income (expense) for 2003 includes $8.0 million of insurance recoveries related to the OTS and FDIC actions discussed in Note 13.

      During 2002 the Company repurchased $56.6 million principal amount of the
Senior Secured Notes of MGHI (the "MGHI NOTES"), resulting in a gain of $2.4 million (net of tax). The Company redeemed the remaining $31.6 million principal amount of MGHI Notes in December 2002.

      Aluminum
      The aluminum segment's operating income (loss) for the period from January
1, 2002 to February 11, 2002, and the year ended December 31, 2001, includes the impact of certain other items as shown in the following table (in millions).
These items are included in cost of sales and operations and in impairment of assets in the Consolidated Statement of Operations.

                                                                                        PERIOD FROM
                                                                                      JANUARY 1, 2002,
                                                                                            TO           YEAR ENDED
                                                                                       FEBRUARY 11,     DECEMBER 31,
                                                                                           2002             2001
                                                                                      -------------    --------------

Net gains on power sales............................................................. $          -     $       229.2
Restructuring charges................................................................         (1.3)            (35.2)
Contractual labor costs related to smelter curtailments..............................            -             (12.7)
Impairment charge on Trentwood equipment.............................................            -             (17.7)
                                                                                      -------------    --------------
                                                                                      $       (1.3)    $       163.6
                                                                                      =============    ==============

      During 2001, Kaiser launched a performance improvement initiative. The program resulted in restructuring charges totaling $35.2 million which consisted of $17.9 million of employee benefit and related costs for elimination of approximately 355 salaried and hourly positions, an inventory charge of $5.6 million and third party consulting costs of $11.7 million. As of December 31,
2001, approximately 340 of the positions had been eliminated. Approximately $7.7 million of the employee benefit and related costs were cash costs that had already been incurred or were incurred during the first quarter of 2002. The balance of the employee benefit and related costs represent increased pension and post-retirement medical costs that will be funded over longer periods.

      The aluminum segment's income (loss) before income taxes and minority interests for the period from January 1, 2002 to February 11, 2002, and the year ended December 31, 2001, includes the net impact of certain non-recurring amounts included in investment, interest and other income (expense), net, as shown in the following table (in millions):

                                                                         PERIOD FROM
                                                                       JANUARY 1, 2002,
                                                                             TO           YEAR ENDED
                                                                        FEBRUARY 11,     DECEMBER 31,
                                                                            2002             2001
                                                                       --------------   --------------

Asbestos-related charges.............................................  $          -     $       (57.2)
Gain on sale of real estate..........................................             -               6.9
Mark-to-market gains (losses)........................................          (0.4)             35.6
Adjustment to environmental liabilities..............................             -             (13.5)
All other, net.......................................................           2.2              (2.8)
                                                                       -------------    --------------
                                                                       $        1.8     $       (31.0)
                                                                       =============    ==============

      Product Sales
      The following table presents segment sales by primary products (in millions).

                                                                                    YEARS ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                                 2003         2002         2001
                                                                             ------------ -----------  ------------
Forest products:
   Lumber, net of discount.................................................  $     184.0  $    170.4   $     152.2
   Logs....................................................................          6.5        14.4          10.6
   Wood chips..............................................................          3.4         2.3           6.8
   Cogeneration power......................................................         11.4         9.4          11.7
   Other...................................................................          3.2         2.9           4.0
                                                                             ------------ -----------  ------------
      Total forest product sales...........................................  $     208.5  $    199.4   $     185.3
                                                                             ============ ===========  ============

Real estate:
   Real estate and development.............................................  $      49.7  $     24.6   $      48.2
   Resort, commercial and other operations.................................         12.7        15.0          16.5
   Commercial lease properties.............................................         15.9         9.3           4.4
                                                                             ------------ -----------  ------------
      Total real estate sales..............................................  $      78.3  $     48.9   $      69.1
                                                                             ============ ===========  ============

Racing:
   Gross pari-mutuel commissions...........................................  $      39.2  $     42.5   $      42.1
   Other...................................................................         10.6        10.2          10.6
                                                                             ------------ -----------  ------------
      Total racing sales...................................................  $      49.8  $     52.7   $      52.7
                                                                             ============ ===========  ============

                                                                                                       YEAR ENDED
                                                                                                      DECEMBER 31,
                                                                                                    ---------------
                                                                                                          2001
                                                                                                    ---------------
Aluminum: (1)
   Bauxite and alumina............................................................................. $        586.2
   Primary aluminum................................................................................          362.7
   Flat-rolled products............................................................................          308.0
   Engineered products.............................................................................          429.5
   Commodities marketing...........................................................................           22.9
   Minority interests and eliminations.............................................................           23.4
                                                                                                    ---------------
      Total aluminum sales......................................................................... $      1,732.7
                                                                                                    ===============

--------------------
(1)   As a result of the deconsolidation of Kaiser, amounts for the aluminum segment are not presented in this table for the period from
      January 1, 2002, TO February 11, 2002.

       Geographical Information
       The Company's forest products, real estate and racing operations are located in the United States and Puerto Rico. Kaiser's operations are located in the United States and several foreign countries. Sales and transfers among geographic areas are made on a basis intended to reflect the market value of products. Geographical information for net sales, based on countries of origin follows (in millions):

                                                       UNITED                                  OTHER
                                       DECEMBER 31,    STATES       JAMAICA       GHANA       FOREIGN      TOTAL
                                       ------------  ----------- ------------- -----------  ----------  -----------

Net sales to unaffiliated customers (1)        2003  $    336.6  $          -  $        -   $       -   $    336.6
                                               2002       301.0             -           -           -        301.0
                                               2001     1,324.4         219.4       221.3       274.7      2,039.8

--------------------
(1)   As a result of the deconsolidation of Kaiser, amounts for the aluminum segment are not presented in this table for the period from
      January 1, 2002, TO February 11, 2002.

      Major Customers and Export Sales
      For the years ended December 31, 2003, 2002 and 2001, sales to any one customer did not exceed 10% of consolidated revenues. Export sales were less than 10% of total revenues in 2003, 2002 and 2001.

4.    SIGNIFICANT ACQUISITIONS AND DISPOSITIONS

      MOTEL SIX PROPERTIES
      In December 2002, Motel Assets Holdings LLC ("MOTEL ASSETS"), an indirect wholly owned subsidiary of the Company, acquired two business trusts which own a portfolio of sixteen motel properties located in ten different states. These properties secure certain non-recourse notes (the "MOTEL NOTES") which had an outstanding principal balance of $49.4 million at December 31, 2002. Upon closing of the transaction, Motel Assets made a cash payment of $3.5 million.
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

      TIMBERLAND TRANSACTIONS
      In November 2003, Palco and Scotia LLC sold approximately 681 acres of timberlands within an area known as the Grizzly Creek grove. Palco received
$10.0 million in cash, while Scotia LLC received $8.2 million in cash. The
Company recognized a gain of $16.8 million in 2003 related to this sale. In
November 2001, Palco sold other acreage in the Grizzly Creek grove for $19.8 million, resulting in a gain of $16.7 million.

      KAISER'S ACQUISITIONS AND DISPOSITIONS
      In September 2001, Kaiser sold an approximate 8.3% interest in Queensland
Alumina Limited ("QAL") and recorded a gain of approximately $163.6 million. The transaction reduced Kaiser's ownership percentage in QAL to 20%. The total value of the transaction was approximately $189.0 million, consisting of a cash payment of approximately $159.0 million plus the purchaser's assumption of approximately $30.0 million of off-balance sheet QAL indebtedness guaranteed by
Kaiser.

      In June 2001, KACC wrote-off its investment of $2.8 million in
MetalSpectrum, LLC, a start-up, e-commerce entity in which Kaiser was a founding partner in 2000. MetalSpectrum ceased operations during the second quarter of
2001.

      During 2001, Kaiser sold certain non-operating real estate for net proceeds totaling approximately $7.9 million, resulting in a gain of $6.9 million (included in investment, interest and other income (expense), net; see
Note 3).

5.    CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less. As of December 31, 2003 and 2002, carrying amounts of the Company's cash equivalents approximated fair value.

      The fair value of substantially all marketable equity and debt securities is determined by quoted market prices. The following is a summary of held-to-maturity and available-for-sale securities (in millions):

                                                                                                DECEMBER 31,
                                                                                         --------------------------
                                                                                             2003          2002
                                                                                         ------------  ------------

Held-to-maturity securities:
   Cost................................................................................. $         -   $      26.3
   Estimated fair value.................................................................           -          26.7

Available-for-sale securities:
   Cost................................................................................. $     106.4   $     111.9
   Estimated fair value.................................................................       109.9         113.9

      During 2003, marketable debt securities classified as held-to-maturity were sold to generate funds for principal payments on long-term debt and for the repurchase of Timber Notes. The amortized cost of the securities sold was $22.2 million, and the realized gain on the sale of such securities was $0.1 million.

      At December 31, 2003, management re-evaluated the classification of its investment securities in accordance with SFAS No. 115, "Accounting for Certain
Investments in Debt and Equity Securities" ("SFAS 115"). As a result, marketable debt securities previously classified as held-to-maturity were transferred to the available-for-sale category. The amortized cost and fair value of the transferred securities was $14.3 million and $14.4 million, respectively, at
December 31, 2003.

      Investment, interest and other income (expense), net, includes gross realized gains and losses on sales of available- for-sale securities for each of the three years in the period ended December 31, 2003, as follows (in millions):

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2003        2002        2001
                                                                                ----------  ----------  -----------

Gross realized gains .........................................................  $     0.4   $     2.4   $      1.2
Gross realized losses.........................................................          -        (0.1)        (0.2)

      The net adjustment to unrealized holding gains (losses) on available-for-sale securities included as a separate component of shareholders'
deficit totaled $0.2 million, $(0.7) million, and $0.5 million in 2003, 2002, and 2001, respectively.

      Available-for-sale securities generally consist of U.S. corporate debt securities, U.S. treasury obligations, and other debt securities with contractual maturities ranging from one year to five years. Held-to-maturity securities consisted of U.S. government agency obligations with contractual maturities ranging from one year to five years.

      With respect to investments for which there are unrealized losses as of
December 31, 2003, the following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

                                                                   LESS THAN 12 MONTHS        12 MONTHS OR MORE
                                                               --------------------------- ------------------------
                                                                             UNREALIZED                 UNREALIZED
                  DESCRIPTION OF SECURITIES                     FAIR VALUE     LOSSES      FAIR VALUE     LOSSES
-------------------------------------------------------------- ------------ ------------  -----------  ------------

US Treasury obligations....................................... $       5.9  $         -   $        -   $         -
Corporate bonds...............................................         4.7          0.1            -             -
Other debt securities.........................................         1.1            -            -             -
                                                               ------------ ------------  -----------  ------------
   Total temporarily impaired securities...................... $      11.7  $        0.1  $        -   $         -
                                                               ============ ============  ===========  ============

      For the year ended December 31, 2001, the change in net
unrealized holding gains (losses) on trading securities included in investment, interest and other income (expense), net, was $(2.2) million.

      RESTRICTED CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND OTHER INVESTMENTS
      Cash, marketable securities and other investments include the following amounts which are restricted (in millions):

                                                                                                 DECEMBER 31,
                                                                                          -------------------------
                                                                                              2003         2002
                                                                                          -----------  ------------
Current assets:
   Restricted cash and cash equivalents.................................................  $      4.0   $       9.9
                                                                                          -----------  ------------

   Marketable securities, restricted:
      Amounts held in SAR Account.......................................................        22.2          19.3
                                                                                          -----------  ------------

Long-term restricted cash, cash equivalents, marketable securities and other investments:
   Amounts held in SAR Account..........................................................        87.7         101.6
   Other amounts restricted under the Timber Notes Indenture............................         2.5           2.6
   Other long-term restricted amounts...................................................         8.2          10.7
   Less: Amounts attributable to Timber Notes held in SAR Account.......................       (54.8)        (51.3)
                                                                                          -----------  ------------
                                                                                                43.6          63.6
                                                                                          -----------  ------------

Total restricted cash, cash equivalents, marketable securities and other investments....  $     69.8   $      92.8
                                                                                          ===========  ============

      Amounts in the Scheduled Amortization Reserve Account ("SAR ACCOUNT") are
being held by the trustee under the indenture (the "TIMBER NOTES INDENTURE") to support principal payments on Scotia LLC's Class A-1, Class A-2 and Class A-3
Timber Collateralized Notes due 2028 (the "TIMBER NOTES"). See Note 9 for
further discussion on the SAR Account.

      OTHER INVESTMENTS
      Cash, cash equivalents, marketable securities and other investments include interests in several limited partnerships which invest in diversified portfolios of common stocks and equity securities, in addition to exchange traded options, futures, forward foreign currency contracts, and other arbitrage opportunities. The Company's ownership percentages in these partnerships are not significant. The following table shows the Company's investment in these partnerships, including restricted amounts held in the SAR Account (in millions).

                                                                                                   December 31,
                                                                                         -------------------------------
                                                                                              2003              2002
                                                                                         -------------     -------------

   Restricted.......................................................................     $       15.5      $       13.3
   Unrestricted.....................................................................             19.3               5.6
                                                                                         -------------     -------------
                                                                                         $       34.8      $       18.9
                                                                                         =============     =============

      Investment, interest and other income (expense), net, includes income from the Company's investment in these partnerships for each of the three years in the period ended December 31, 2003, as follows (in millions):

                                                                                    YEARS ENDED DECEMBER 31,
                                                                            ---------------------------------------
                                                                                2003          2002         2001
                                                                            ------------  -----------  ------------

Earnings from investments in partnerships ................................. $       4.8   $       3.0  $       6.5
                                                                            ============  ===========  ============

6.    PROPERTY, PLANT AND EQUIPMENT

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

                                                                      ESTIMATED USEFUL           DECEMBER 31,
                                                                                          -------------------------
                                                                            LIVES             2003         2002
                                                                    --------------------  -----------  ------------

Land and improvements.............................................         5 - 30 years   $    128.4   $     123.3
Buildings.........................................................         5 - 40 years        257.3         257.1
Machinery and equipment...........................................         3 - 15 years        132.5         127.9
Construction in progress..........................................                              14.3           7.3
                                                                                          -----------  ------------
                                                                                               532.5         515.6
Less:  accumulated depreciation...................................                            (164.6)       (140.4)
                                                                                          -----------  ------------
                                                                                          $    367.9   $     375.2
                                                                                          ===========  ============

      Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $26.3 million, $31.7 million, and $103.9 million, respectively.

      As discussed in Note 3, the Company in 2003 recorded a charge of $1.4 million for asset impairments related to real estate operations.

7.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES

      FIREROCK, LLC
      A subsidiary of the Company and Westbrook Firerock, LLC, each hold a 50%
interest in a joint venture ("FIREROCK, LLC") which develops and manages a real estate project in Arizona. Selected financial information for the FireRock, LLC joint venture is as follows (in millions):

                                                                            DECEMBER 31,
                                                                     ---------------------------
                                                                         2003          2002
                                                                     ------------  -------------
Assets.............................................................  $      26.7   $       33.0
Liabilities........................................................         13.6           17.1
Equity.............................................................         13.1           15.9

                                                               YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                         2003             2002          2001
                                                     -------------  -------------  --------------
Net income........................................   $        1.2   $        4.2   $        10.1
                                                     =============  =============  ==============

      SUNRIDGE CANYON LLC
      Since June 1994, a subsidiary of the Company and SunCor Development
Company each held a 50% interest in a joint venture ("SUNRIDGE CANYON LLC")
engaged in management of a real estate project in Arizona. The Company's equity in losses from Sunridge Canyon LLC were $0.3 million, $0.1 million and $0.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. In
December 2003, the Company sold its interest in Sunridge Canyon LLC for $1.0 million, resulting in a gain of $0.8 million.

8.    SHORT-TERM BORROWINGS

      During 2003 and 2002, the Company had average short-term borrowings outstanding of $16.1 million and $6.8 million, respectively, under the credit facilities described below. The weighted average interest rate for these facilities during 2003 and 2002 was 2.2% and 4.7%, respectively.

      PALCO CREDIT AGREEMENTS
      At December 31, 2003, $0.3 million of letters of credit and no borrowings were outstanding under Palco's prior credit agreement. Unused availability was limited to $24.4 million at December 31, 2003. On January 23, 2004, Palco entered into a new $35.0 million asset-based credit agreement with a bank (the
"PALCO CREDIT AGREEMENT"). The Palco Credit Agreement provides revolving credit for three years after which Palco may request a one-year extension. Borrowings under the agreement bear interest at rates based upon (and at variable margins above) LIBOR or the prime rate, and are secured by the substantial portion of
Palco's assets. At February 29, 2004, $12.0 million was outstanding under the
Palco Credit Agreement. In accordance with the agreement, Palco is required to maintain borrowings of $12.0 million through February 12, 2005. Palco had $6.4 million of unused availability at February 29, 2004. Palco anticipates that with respect to the first quarter of 2004, it will not meet certain quarterly earnings thresholds required under the Palco Credit Agreement, and is therefore seeking a waiver from the lender. The lender has preliminarily indicated that it will grant such a waiver; however, there can be no assurance that this will be the case.

      SCOTIA LLC LINE OF CREDIT
      Scotia LLC has entered into an agreement (the "SCOTIA LLC LINE OF CREDIT")
with a group of banks pursuant to which Scotia LLC may borrow to pay interest on the Timber Notes. The maximum amount Scotia LLC may borrow is equal to one year's interest on the aggregate outstanding principal balance of the Timber
Notes (the "REQUIRED LIQUIDITY AMOUNT"). On June 20, 2003, the Scotia LLC Line
of Credit was extended to July 7, 2006. At or near the completion of such extension, Scotia LLC will request that the Scotia LLC Line of Credit be extended for an additional period of not less than 364 days. If not extended,
Scotia LLC may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the Aggregate Minimum Principal
Amortization Amount, as defined, then due), commencing approximately two and one-half years following the date of the draw. Borrowings under the Scotia LLC
Line of Credit generally bear interest at the Base Rate (as defined in the agreement) plus 0.25% or at LIBOR plus 1.0% (at any time the borrowings have not been continually outstanding for more than six months). At December 31, 2003,
Scotia LLC could have borrowed a maximum of $58.5 million under the Scotia LLC
Line of Credit, and had no borrowings outstanding under the Scotia LLC Line of
Credit.

9.    LONG-TERM DEBT

      Principal amounts of long-term debt consist of the following (in millions):

                                                                                                 DECEMBER 31,
                                                                                          -------------------------
                                                                                              2003         2002
                                                                                          -----------  ------------

6.55% Scotia LLC Class A-1 Timber Notes due July 20, 2028...............................  $     83.9   $     103.2
7.11% Scotia LLC Class A-2 Timber Notes due July 20, 2028...............................       243.2         243.2
7.71% Scotia LLC Class A-3 Timber Notes due July 20, 2028...............................       463.3         463.3
7.56% Lakepointe Notes due June 8, 2021.................................................       117.2         119.5
7.03% Motel Notes due May 1, 2018.......................................................        48.5          49.4
6.08% Beltway Notes due November 9, 2024................................................        30.4          30.9
7.12% Palmas Notes due December 20, 2030................................................        30.0          30.0
Other notes and contracts, primarily secured by receivables, buildings, real estate
   and equipment........................................................................        24.4          28.7
                                                                                          -----------  ------------
                                                                                             1,040.9       1,068.2
Less: current maturities................................................................       (28.5)        (30.5)
   Timber Notes held in SAR Account.....................................................       (58.9)        (55.4)
                                                                                          -----------  ------------
                                                                                          $    953.5   $     982.3
                                                                                          ===========  ============

      The amount attributable to the Timber Notes held in the SAR Account of
$54.8 million at December 31, 2003, reflected in Note 5 represents the amount paid to acquire $58.9 million principal amount of Timber Notes.

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

      The Company's publicly traded debt instruments are thinly traded financial instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market. The fair value of publicly traded debt is determined based on quoted market prices. The fair value of debt which is not publicly traded is estimated using cash flows discounted at current borrowing rates. At December 31, 2003, the estimated fair value of current and long-term debt was $801.2 million. At
December 31, 2002, the estimated fair value of the Company's current and long-term debt was $791.3 million.

      SCOTIA LLC TIMBER NOTES
      Scotia LLC issued $867.2 million aggregate principal amount of Timber
Notes on July 20, 1998. The Timber Notes and the Scotia LLC Line of Credit are
secured by a lien on (i) Scotia LLC's timber, timberlands and timber rights and
(ii) substantially all of Scotia LLC's other property. The Timber Notes
Indenture permits Scotia LLC to have outstanding up to $75.0 million of non-recourse indebtedness to acquire additional timberlands, as well as to issue additional timber notes provided certain conditions are met (including repayment or redemption of the remaining $83.9 million of Class A-1 Timber Notes and that the remaining Timber Notes meet certain ratings standards).

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

      In November 1999, $169.0 million of funds from the sale of 5,600 acres of timberlands (the "HEADWATERS TIMBERLANDS") were contributed to Scotia LLC and set aside in the SAR Account. Amounts in the SAR Account are part of the collateral securing the Timber Notes and are used to make principal payments to the extent that cash flows from operations are insufficient to pay Scheduled
Amortization on the Class A-1 and Class A-2 Timber Notes. In addition, during the six years beginning January 20, 2014, any amounts then remaining in the SAR
Account would be used to amortize the Class A-3 Timber Notes. Funds may from time to time be released to Scotia LLC from the SAR Account if the amount in the account at that time exceeds the Required Scheduled Amortization Reserve Balance
(as defined and set forth in the Timber Notes Indenture). If the balance in the
SAR Account falls below the Required Scheduled Amortization Reserve Balance, up
to 50% of any Remaining Funds (funds that could otherwise be released to Scotia
LLC free of the lien securing the Timber Notes) are required to be used on each monthly deposit date to replenish the SAR Account. As of December 31, 2003, the
Required Scheduled Amortization Reserve Balance exceeded the amount held in the
SAR Account by approximately $11.2 million.

      On the note payment date in January 2003, Scotia LLC had $5.6 million set aside in the note payment account to pay the $27.9 million of interest due (net of to $1.9 million of additional interest due in respect of Timber Notes held by
Scotia LLC). The funds available under the Scotia LLC Line of Credit were used to pay the remaining amount of interest due. Scotia LLC repaid $12.1 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      On the note payment date in July 2003, Scotia LLC used the funds available under the Scotia LLC Line of Credit to pay the entire $27.4 million of interest due (net of $2.0 million of additional interest due in respect of Timber Notes held by Scotia LLC). Scotia LLC repaid $4.4 million of principal on the Timber
Notes (an amount equal to Scheduled Amortization) using funds held in the SAR
Account.

      On the note payment date in January 2004, Scotia LLC had $4.1 million set aside in the note payment account to pay the $27.2 million of interest due (net of $2.0 million of additional interest due in respect of Timber Notes held by
Scotia LLC). The funds available under the Scotia LLC Line of Credit were used to pay the remaining amount of interest due. Scotia LLC repaid $12.7 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      In 2003, $5.4 million of funds from the SAR Account were used to repurchase $6.4 million principal amount of Timber Notes, as permitted under the
Timber Notes Indenture, resulting in gains of $0.7 million (net of unamortized deferred financing costs) on extinguishment of debt. In March 2004, $3.6 million of funds from the SAR Account were used to repurchase $3.8 million principal amount of Timber Notes, resulting in a small gain (net of unamortized deferred financing costs) on extinguishment of debt.

      LAKEPOINTE NOTES
      In June 2001, the purchase of Lake Pointe Plaza was financed with proceeds from the issuance of the Lakepointe Notes (see Note 4). The Lakepointe Notes
consist of $117.2 million principal amount (at December 31, 2003) of 7.56% notes due June 8, 2021. The Lakepointe Notes are secured by the Lake Pointe Plaza operating leases, Lake Pointe Plaza and a $60.0 million residual value insurance contract.

      MOTEL NOTES
      In December 2002, Motel Assets acquired two business trusts which owned sixteen motel properties and which properties secured the Motel Notes (see Note
4). The Motel Notes consist of $48.5 million principal amount (at December 31,
2003) of 7.03% notes due May 1, 2018. The Motel Notes are also secured by the lease of the properties, and an $11.2 million residual value insurance contract.

      BELTWAY NOTES
      In November 2002, Beltway Assets financed the purchase of an office building located in Houston, Texas, with proceeds from the Beltway Notes (see
Note 4). The Beltway Notes consist of $30.4 million principal amount (at
December 31, 2003) of 6.08% notes due November 9, 2004. The Beltway Notes are secured by the lease, the building, and an $11.2 million residual value insurance contract.

      PALMAS COUNTRY CLUB, INC. NOTES
      In October 2000, Palmas Country Club, Inc., which owns two golf courses and other related assets, financed the construction and refurbishment of these assets with $30.0 million principal amount of 7.12% notes due December 20, 2030
(the "PALMAS NOTES"). The Palmas Notes are secured by the country club assets and a letter of credit.

      MATURITIES
      Scheduled maturities of long-term debt outstanding at December 31, 2003, are as follows (in millions):

                                                                YEARS ENDING DECEMBER 31,
                                     ------------------------------------------------------------------------------
                                         2004         2005         2006         2007          2008      THEREAFTER
                                     -----------  -----------  ------------ ------------  -----------  ------------

Timber Notes.......................  $     17.6   $     19.9   $      23.2  $      27.8   $     25.0   $     618.0
Lakepointe Notes...................         1.4          1.0           1.3          1.7          1.8         110.0
Motel Notes........................         1.2          1.3           1.3          1.4          1.8          41.5
Beltway Notes......................         0.6          0.6           0.6          0.7          0.7          27.2
Palmas Notes.......................         0.4          0.4           0.5          0.5          0.5          27.7
Other..............................         7.3          5.5           6.6          0.5          0.3           4.2
                                     -----------  -----------  ------------ ------------  -----------  ------------
                                     $     28.5   $     28.7   $      33.5  $      32.6   $     30.1   $     828.6
                                     ===========  ===========  ============ ============  ===========  ============

      The scheduled maturities for the Timber Notes reflected in the table above are based on Scheduled Amortization (subject to available cash).

      CAPITALIZED INTEREST
      Interest capitalized during the years ended December 31, 2003, 2002 and
2001 was $0.1 million, $0.9 million and $4.0 million, respectively.

      LOAN COVENANTS
      Certain debt instruments restrict the ability of the Company's subsidiaries to transfer assets, make loans and advances or pay dividends to the
Company, and maintain a minimum net worth.

10.   INCOME TAXES

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

                                                                                     YEARS ENDED DECEMBER 31,
                                                                              -------------------------------------
                                                                                  2003        2002         2001
                                                                              ------------ ----------  ------------

Domestic....................................................................  $     (10.6) $   (97.8)  $    (162.1)
Foreign.....................................................................            -        2.5         203.7
                                                                              ------------ ----------  ------------
                                                                              $     (10.6) $   (95.3)  $      41.6
                                                                              ============ ==========  ============

      Income taxes are classified as either domestic or foreign based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is subject to domestic income taxes.

      The benefit (provision) for income taxes on income (loss) before income taxes and minority interests consists of the following (in millions):

                                                                                    YEARS ENDED DECEMBER 31,
                                                                           ----------------------------------------
                                                                                2003         2002          2001
                                                                           ------------  ------------  ------------
Current:
   Federal................................................................ $         -   $         -   $      (1.1)
   State and local........................................................           -          (0.1)         (0.2)
   Foreign................................................................           -          (4.5)        (40.6)
                                                                           ------------  ------------  ------------
                                                                                     -          (4.6)        (41.9)
                                                                           ------------  ------------  ------------
Deferred:
   Federal................................................................           -           4.6        (468.9)
   State and local........................................................        (1.0)         10.4         (25.4)
   Foreign................................................................           -             -           0.5
                                                                           ------------  ------------  ------------
                                                                                  (1.0)         15.0        (493.8)
                                                                           ------------  ------------  ------------
                                                                           $      (1.0)  $      10.4   $    (535.7)
                                                                           ============  ============  ============

      A reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes and minority interests is as follows (in millions):

                                                                                    YEARS ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                                2003          2002         2001
                                                                            ------------  -----------  ------------
Income (loss) before income taxes and minority interests................... $     (10.6)  $    (95.3)  $      41.6
                                                                            ============  ===========  ============

Amount of federal income tax (provision) benefit based upon the statutory
   rate.................................................................... $       3.7   $     33.4   $     (14.6)
Changes in valuation allowances and revision of prior years' tax
   estimates...............................................................        (4.9)       (23.9)       (515.2)
Percentage depletion.......................................................           -            -           4.9
Foreign taxes, net of federal tax benefit..................................           -         (4.5)         (9.6)
State and local taxes, net of federal tax effect...........................         0.5          8.1          (0.3)
Adjustments due to deconsolidation of Kaiser...............................           -         (3.1)            -
Other......................................................................        (0.3)         0.4          (0.9)
                                                                            ------------  -----------  ------------
                                                                            $      (1.0)  $     10.4   $    (535.7)
                                                                            ============  ===========  ============

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

                                                                                               DECEMBER 31,
                                                                                      -----------------------------
                                                                                           2003           2002
                                                                                      -------------- --------------
Deferred income tax assets:
   Postretirement benefits other than pensions......................................  $         5.0  $         4.5
   Loss and credit carryforwards....................................................          136.0          146.7
   Other liabilities................................................................           21.4           34.1
   Real estate......................................................................           20.2           18.7
   Timber and timberlands...........................................................            9.5           23.5
   Other............................................................................           33.0           29.9
   Valuation allowances.............................................................          (67.5)         (64.4)
                                                                                      -------------- --------------
      Total deferred income tax assets, net.........................................          157.6          193.0
                                                                                      -------------- --------------
Deferred income tax liabilities:
   Property, plant and equipment....................................................          (57.4)         (61.6)
   Deferred gains on sales of timber and timberlands................................           (6.6)         (32.7)
   Other............................................................................          (11.2)         (14.9)
                                                                                      -------------- --------------
      Total deferred income tax liabilities.........................................          (75.2)        (109.2)
                                                                                      -------------- --------------
Net deferred income tax assets......................................................  $        82.4  $        83.8
                                                                                      ============== ==============

      The Company evaluated all appropriate factors in determining the realizability of the $136.0 million in deferred tax assets attributable to loss and credit carryforwards. These factors included any limitations on the use of loss and credit carryforwards, results of operations for 2003 and prior years, the reversal of deferred gains, other temporary differences, the year the carryforwards expire and the levels of taxable income necessary for utilization.
The Company also considered the potential recognition of the deferred gains on sales of timber and timberlands. Based on this evaluation, the Company provided valuation allowances of $5.0 million and $48.3 million in 2003 and 2002, respectively. With respect to the $77.8 million of deferred tax assets attributable to loss and credit carryforwards for which a valuation allowance has not been provided, the Company believes that it is more likely than not that it will realize the benefit for these carryforwards.

      The net deferred income tax assets in the above table do not include any potential tax benefit attributable to the Company's investment in its Kaiser shares. For federal tax purposes, the Company's basis is estimated to be $379.3 million (as compared to $(516.2) million reflected in these financial statements), which would result in a federal tax benefit at current federal statutory income tax rates of approximately $132.8 million. Should the Company dispose of its investment in Kaiser or should the Company's investment in Kaiser be determined to be worthless, the Company can give no assurance that any tax benefit could be realized from the losses due to limitations imposed under the
Internal Revenue Code relating to capital losses.

      As of December 31, 2003 and 2002, $0.1 million and $8.9 million, respectively, of the net deferred income tax assets listed above are included in prepaid expenses and other current assets. Certain other portions of the deferred income tax liabilities listed above are included in other accrued liabilities and other noncurrent liabilities.

      The following table presents the estimated tax attributes for federal income tax purposes at December 31, 2003, attributable to the Company (in millions). The utilization of certain of these tax attributes is subject to limitations.

                                                                                                        EXPIRING
                                                                                                       -----------
Regular tax attribute carryforwards:
   Current year net operating loss........................................................  $   10.6         2023
   Prior year net operating losses........................................................     341.6    2006-2022
   Alternative minimum tax credits........................................................       1.8   Indefinite

Alternative minimum tax attribute carryforwards:
   Current year net operating loss........................................................  $   11.2         2023
   Prior year net operating losses........................................................     360.3    2006-2022

      KAISER'S INCOME TAXES
      In light of the Cases, Kaiser provided additional valuation allowances of
$530.4 million in 2001, of which $505.4 million was recorded in provision for income taxes in the Consolidated Statement of Operations, and $25.0 million was recorded in other comprehensive income (loss) in the Consolidated Balance Sheet.
The additional valuation allowances were provided as Kaiser no longer believed that the "more likely than not" recognition criteria were appropriate given a combination of factors including: (a) the expiration date of its loss and credit carryforwards; (b) the possibility that all or a substantial portion of the loss and credit carryforwards and the tax basis of assets could be reduced to the extent cancellation of indebtedness occurs as a part of a reorganization plan;
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

      Kaiser and its domestic subsidiaries are members of a separate consolidated return group which files its own consolidated federal income tax return. During the period from October 28, 1988, through June 30, 1993, Kaiser and its domestic subsidiaries were included in the consolidated federal income tax returns of the Company. The tax allocation agreements of Kaiser and KACC with the Company terminated pursuant to their terms, effective for taxable periods beginning after June 30, 1993. However, payments or refunds for periods prior to July 1, 1993 related to certain jurisdictions could still have been required pursuant to Kaiser's and KACC's respective tax allocation agreements with the Company. In January 2003, the Company and Kaiser entered into a settlement agreement providing that no payments would be due by either party to the other party under the tax allocation agreements. On February 24, 2003, the
Bankruptcy Court approved this agreement. The Company had a reserve of $35.3 million related to the tax allocation agreements which was reversed in 2002 since this matter was resolved with no payment to Kaiser. See Note 12.

11.   EMPLOYEE BENEFIT AND INCENTIVE PLANS

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

      The funded status of the Company's pension and other postretirement benefit plans and the accrued benefit liability included in other long-term liabilities as of December 31, 2003 and 2002, respectively, were as follows (in millions):

                                                                    PENSION BENEFITS        MEDICAL/LIFE BENEFITS
                                                               -------------------------  -------------------------
                                                                             YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------------
                                                                   2003         2002          2003         2002
                                                               ------------ ------------  -----------  ------------
Change in projected benefit obligation:
   Projected benefit obligation at beginning of year.........  $      74.6  $      64.5   $     10.0   $       9.4

   Service cost..............................................          2.7          2.5          0.4           0.4
   Interest cost.............................................          5.1          4.8          0.6           0.7
   Plan participants' contributions..........................            -            -          1.4           1.3
   Actuarial (gain) loss.....................................          5.3          5.3          2.4           1.4
   Curtailments, settlements and amendments..................         (1.1)        (0.2)        (1.3)         (1.4)
   Benefits paid.............................................         (2.4)        (2.3)        (2.1)         (1.8)
                                                               ------------ ------------  -----------  ------------
      Projected benefit obligation at end of year                     84.2         74.6         11.4          10.0
                                                               ------------ ------------  -----------  ------------

Change in plan assets:
   Fair value of plan assets at beginning of year............         43.2         50.4            -             -
   Actual return on assets...................................         11.3         (5.6)           -             -
   Employer contributions....................................          4.6          0.7          0.8           0.4
   Plan participants' contributions..........................            -            -          1.3           1.3
   Benefits paid.............................................         (2.3)        (2.3)        (2.1)         (1.7)
                                                               ------------ ------------  -----------  ------------
   Fair value of plan assets at end of year..................         56.8         43.2            -             -
                                                               ------------ ------------  -----------  ------------

Funded status and amounts recognized in the consolidated
   balance sheet:
   Projected benefit obligation in excess of plan assets.....        (27.5)       (31.4)       (11.4)        (10.0)
   Unrecognized actuarial loss (gain)........................         12.6         14.3          2.1             -
   Unrecognized prior service costs..........................         (0.2)         0.8         (2.1)         (1.0)
                                                               ------------ ------------  -----------  ------------
      Accrued benefit liability..............................        (15.1)       (16.3)       (11.4)        (11.0)
   Additional minimum liability..............................         (6.3)        (8.2)           -             -
   Intangible asset..........................................            -          0.8            -             -
   Accumulated other comprehensive income....................          6.3          7.4            -             -
                                                               ------------ ------------  -----------  ------------
      Net amount recognized..................................  $     (15.1) $     (16.3)  $    (11.4)  $     (11.0)
                                                               ============ ============  ===========  ============

      A minimum pension liability adjustment is required when the actuarial present value of the accumulated benefit obligation exceeds the fair value of plan assets and accrued pension liability. In 2003, the partial reversal of a minimum liability pre-tax adjustment of $1.9 million was recorded as a reduction of the accrued benefit liability with an offsetting reduction of stockholders'
deficit as a component of other comprehensive income (loss). In 2002, a minimum liability pre-tax adjustment of $8.2 million was reflected as an increase in accrued benefit liability with an offsetting pre-tax charge to stockholders'
deficit of $7.4 million recorded as a component of other comprehensive income
(loss).

      The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $78.2 million and $56.8 million, respectively, as of December 31, 2003, and
$67.8 million and $43.2 million, respectively, as of December 31, 2002.

      The components of pension and other postretirement medical benefits expense for the three years ended December 31, 2003, were as follows (in millions):

                                                           PENSION BENEFITS              MEDICAL/LIFE BENEFITS
                                                   -------------------------------  -------------------------------
                                                                       YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------
                                                      2003  (1)  2002   (1) 2001       2003  (1)  2002  (1)  2001
                                                   ---------  ----------  --------  ---------  ---------  ---------
Components of net periodic benefit costs:
   Service cost..................................  $    2.7   $     2.5   $  41.3   $    0.4   $    0.4   $   12.5
   Interest cost.................................       5.1         4.8      68.0        0.6        0.7       49.4
   Expected return on assets.....................      (4.6)       (4.5)    (75.3)         -          -          -
   Amortization of prior service costs...........       0.1         0.1       5.6       (0.2)         -      (15.1)
   Recognized net actuarial (gain) loss..........         -        (0.1)     (1.0)         -       (0.1)      (0.1)
                                                   ---------  ----------  --------  ---------  ---------  ---------
   Net periodic benefit costs....................       3.3         2.8      38.6        0.8        1.0       46.7
   Curtailments, settlements and other...........       0.1         0.2      (0.4)       0.3       (0.5)      (0.1)
                                                   ---------  ----------  --------  ---------  ---------  ---------
      Adjusted net periodic benefit costs(2).....  $    3.4   $     3.0   $  38.2   $    1.1   $    0.5   $   46.6
                                                   =========  ==========  ========  =========  =========  =========

------------------------------------

(1)   As a result of the deconsolidation of Kaiser, the aluminum segment's information is not included in this table for 2003 and 2002.
(2)   Approximately $24.5 million of the $38.2 million adjusted net periodic benefit costs in 2001 related to pension accruals that were provided in respect to headcount reductions at Kaiser.

      The net periodic pension cost attributable to Kaiser's plans was $36.3 million for the year ended December 31, 2001. Included in the net periodic postretirement medical/life benefit cost is $45.7 million for the year ended
December 31, 2001, attributable to Kaiser's plans.

      The measurement date used for the Company's pension and postretirement benefit plans was December 31, 2003. The underlying assumptions of the Company's pension and other postretirement benefit plans for the three years ended
December 31, 2003, were as follows:

                                                                    PENSION BENEFITS        MEDICAL/LIFE BENEFITS
                                                                ------------------------  -------------------------
                                                                             YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------------------
                                                                 2003    2002     2001     2003     2002     2001
                                                                ------- -------  -------  -------  -------  -------
Weighted-average assumptions:
   Discount rate..............................................    6.25%   6.75%    7.25%    6.25%   6.75%     7.25%
   Expected return on plan assets.............................    8.00%   8.00%    9.50%       -        -        -
   Rate of compensation increase..............................    4.20%   5.00%    4.00%       -        -     4.00%

      The average annual assumed rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) from 2004 through 2005 is
10.0% for all participants. The rate of increase is assumed to decline gradually to 5.0% in 2010 for all participants and remain at that level thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates as of December 31, 2003 would have the following effects (in millions):

                                                                                  1-PERCENTAGE-     1-PERCENTAGE-
                                                                                  POINT INCREASE    POINT DECREASE
                                                                                 ----------------  ----------------
Effect on total of service and interest cost components......................... $      0.1        $    (0.1)
Effect on the postretirement benefit obligations................................        1.3             (1.1)

      The plans' investments are held under a trust agreement with an independent trustee. The plans' Investment Committees establish the investment policies for the plans' assets and have selected certain investment funds maintained by the trustee for investment of plan assets. The Investment
Committees also determine the portion of plan assets to be invested in such funds. The trustee selects third party investment managers for these funds and the portion of each fund to be managed by the respective investment managers.
The investment managers in turn determine in which equity, debt and/or other securities the assets under their direction will be invested. Actual investment results achieved by the investment funds are reviewed by the Investment
Committees on a regular basis. As of December 31, 2003, the Investment
Committees' target asset allocations were 70% for equity securities and 30% for fixed income securities.

      The weighted-average asset allocations for the Company's pension plans at
December 31, 2003 and 2002, by asset category are as follows:

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                           ------------------------
                                                                                             2003         2002
                                                                                           ----------  ------------

Asset Category:
   Equity securities.....................................................................        70%           70%
   Debt securities.......................................................................        30            30
                                                                                           ----------  ------------
      Total                                                                                     100%          100%
                                                                                           ==========  ============

      The expected rate of return on plan assets assumption, used in the determination of net periodic pension cost, will be increased from 8.0% to 8.5%
for 2004. The Company's expected rate of return assumption is based on historical returns on plan assets and the expected long-term returns for the asset allocation targets in place at December 31, 2003.

      The Company's funding policy is to make annual contributions to the plans which equal or exceed the minimum funding requirements of ERISA. The Company is in compliance with this policy. An assumed annual rate of return on plan assets of 8.0% was used in the determination of the ERISA minimum funding requirements for the plan years ended December 31, 2003 and 2002. Expected funding requirements for pension benefits for 2004 range from $1.6 million to $6.8 million. Such funding requirements are uncertain due to legislation currently pending in Congress.

      SAVINGS AND INCENTIVE PLANS
      The Company has various defined contribution savings plans designed to enhance the existing retirement programs of participating employees. Expenses incurred by the Company for all of these plans were $0.7 million, $0.5 million and $6.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

12.     INVESTMENT IN KAISER

      Reorganization Proceedings
      Kaiser, its wholly owned subsidiary, Kaiser Aluminum and Chemical
Corporation ("KACC"), and 24 of KACC's subsidiaries have filed separate voluntary petitions in the United States Bankruptcy Court for the District of
Delaware (the "BANKRUPTCY COURT") for reorganization under Chapter 11 of the
United States Bankruptcy Code (the "CODE"). Kaiser, KACC and the 15 subsidiaries of KACC that filed petitions on February 12, 2002, are collectively referred to herein as the "ORIGINAL DEBTORS." Additional subsidiaries of KACC filed petitions in the first quarter of 2003. The Original Debtors and the additional debtors are collectively referred to herein as the "DEBTORS," and the Chapter 11 proceedings of these entities are collectively referred to herein as the
"CASES." For purposes of these financial statements, the term "FILING DATE"
means, with respect to any particular Debtor, the date on which such Debtor filed its Case. The Cases are being jointly administered. The Debtors are managing their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Bankruptcy Court.

      The necessity for filing the Cases by the Original Debtors was attributable to the liquidity and cash flow problems of Kaiser and its subsidiaries arising in late 2001 and early 2002. Kaiser was facing significant near-term debt maturities at a time of unusually weak aluminum industry business conditions, depressed aluminum prices and a broad economic slowdown that was further exacerbated by the events of September 11, 2001. In addition, Kaiser had become increasingly burdened by asbestos litigation and growing legacy obligations for retiree medical and pension costs. The confluence of these factors created the prospect of continuing operating losses and negative cash flows, resulting in lower credit ratings and an inability to access the capital markets.

      Kaiser has indicated that its objective in the Cases is to achieve the highest possible recoveries for all stakeholders, consistent with the Debtors'
abilities to pay, and to continue the operation of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or achieve a successful reorganization. While valuation of the
Debtors' assets and estimates of pre-Filing Date claims at this stage of the
Cases is subject to inherent uncertainties, Kaiser has indicated that the
Debtors believe that, in the aggregate, it is likely that their liabilities will be found to significantly exceed the fair value of their assets. The Debtors therefore currently believe that it is likely that substantially all pre-Filing
Date claims will be settled at less than 100% of their face value. With respect to the Company's interest in Kaiser, the Debtors have indicated that the equity of Kaiser's stockholders, including the Company, will likely be cancelled without consideration.

      As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The
Bankruptcy Court has subsequently approved several extensions of the exclusivity period for all Debtors, the most recent of which was set to expire February 29,
2004. A motion to extend the exclusivity period for certain Debtors through
April 30, 2004, and for the remaining Debtors through June 30, 2004, was filed by Kaiser in February 2004, and the Debtors believe that it is likely that the exclusivity period for all Debtors will be extended through at least April 30,
2004. Kaiser has related that additional extensions may be sought. However, no assurance can be given that any future extension requests will be granted by the
Bankruptcy Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite number of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

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

      In April 2002, Kaiser filed a motion seeking an order of the Bankruptcy
Court prohibiting the Company (or MGHI), without first seeking Bankruptcy Court relief, from making any disposition of its stock of Kaiser (the "KAISER
SHARES"), including any sale, transfer, or exchange of such stock or treating any of the Kaiser Shares as worthless for federal income tax purposes. Kaiser indicated in its Bankruptcy Court filing that it was concerned that such a transaction could have the effect of depriving Kaiser of the ability to utilize the full value of its net operating losses, foreign tax credits and minimum tax credits. In July 2002, the Company and MGHI agreed with Kaiser that they would not dispose of any of their Kaiser shares prior to a hearing on the April 2002 motion. The parties also agreed that the Company (or MGHI) may upon 10 days written notice to Kaiser (a) request the Bankruptcy Court to hear the matter at a special hearing or (b) have the matter heard at one of Kaiser's scheduled monthly bankruptcy hearings.

      Kaiser's common stock is publicly traded on the OTC Bulletin Board under the trading symbol "KLUCQ." The market value for the 50,000,000 Kaiser Shares, based on the price per share quoted at the close of business on March 19, 2004, was $6.0 million. There can be no assurance that such value would be realized should the Kaiser Shares be sold.

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

                                                                                          DECEMBER 31,
                                                                                --------------------------------
                                                                                      2003             2002
                                                                                ---------------  ---------------

Current assets................................................................  $        426.0   $        516.6
Investments in and advances to unconsolidated affiliates......................            57.0             69.7
Property, plant and equipment, net............................................           612.6          1,009.9
Other assets..................................................................           527.9            629.2
                                                                                ---------------  ---------------
                                                                                $      1,623.5   $      2,225.4
                                                                                ===============  ===============

Current liabilities...........................................................  $        321.1   $        333.6
Other long-term liabilities...................................................            75.1             86.9
Long-term debt................................................................            24.2             42.7
Liabilities subject to compromise.............................................         2,820.0          2,726.0
Minority interests............................................................           121.8            121.8
Stockholders' deficit.........................................................        (1,738.7)        (1,085.6)
                                                                                ---------------  ---------------
                                                                                $      1,623.5   $      2,225.4
                                                                                ===============  ===============

                                                                                   YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                                                             2003            2002         2001
                                                                         -----------  -------------- --------------

Net sales............................................................... $  1,365.3   $     1,469.6  $     1,732.7
Costs and expenses......................................................   (2,104.4)       (1,875.6)      (1,667.8)
                                                                         -----------  -------------- --------------
Operating income (loss).................................................     (739.1)         (406.0)          64.9
Interest expense........................................................      (10.7)          (20.7)        (109.0)
Other income (expense), net.............................................      (33.5)          (32.9)         130.8
Provision for income taxes..............................................      (14.2)          (14.9)        (550.2)
Minority interests......................................................        9.2             5.8            4.1
                                                                         -----------  -------------- --------------
Net loss................................................................ $   (788.3)  $      (468.7) $      (459.4)
                                                                         ===========  ============== ==============

13.   COMMITMENTS AND CONTINGENCIES

      COMMITMENTS
      The Company leases certain facilities and equipment under operating leases. Minimum rental commitments under operating leases at December 31, 2003, are as follows:

YEARS ENDED DECEMBER 31,                     (IN MILLIONS)
------------------------------------------  --------------

2004......................................  $         4.3
2005......................................            3.3
2006......................................            2.9
2007......................................            2.5
2008......................................            1.9
Thereafter................................            1.1
                                            --------------
Total minimum lease payments..............  $        16.0
                                            ==============

      Future minimum rentals receivable under subleases at December 31, 2003, were $0.1 million. Rental expense for operating leases was $4.3 million, $5.1 million and $46.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      The Company owns certain commercial properties which are leased to tenants under operating leases. Lease terms average 20 years. Minimum rentals on operating leases are contractually due as follows:

YEARS ENDED DECEMBER 31,                             (IN MILLIONS)
--------------------------------------------------  --------------

2004..............................................  $        17.4
2005..............................................           17.0
2006..............................................           17.3
2007..............................................           17.5
2008..............................................           17.8
Thereafter........................................          226.1
                                                    --------------
Total minimum rentals.............................  $       313.1
                                                    ==============

      CONTINGENCIES

      FOREST PRODUCTS OPERATIONS
      Regulatory and environmental matters play a significant role in the
Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality.

      Environmental Plans
      From March 1999 until October 2002, the Company prepared THPs in accordance with the SYP. The SYP was intended to comply with regulations of the
California Board of Forestry and Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period will not exceed the average annual growth level during the last decade of the 100-year planning period. The forest practice rules allow companies which do not have a sustained yield plan to follow an alternative procedure. As discussed below, on October 31, 2003, the
Court hearing the EPIC-SYP/Permits lawsuit (as defined below) entered a judgment invalidating the SYP and the incidental take permits issued by California pursuant to the HCP ("CALIFORNIA PERMITS"). As a result of this case, Palco has since October 2002 been obtaining review and approval of prepared THPs under this alternative procedure and expects to follow this procedure for the foreseeable future.

      The HCP and related incidental take permits issued by the federal government pursuant to the HCP ("FEDERAL PERMITS") allow incidental "take" of certain species located on the Company's timberlands which species have been listed by the federal government under the federal Endangered Species Act
("ESA") so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable.
The HCP and Federal Permits have a term of 50 years. Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the HCP and SYP
(together, the "ENVIRONMENTAL PLANS"), and this work could continue for several more years.

      Water Quality
      Laws and regulations dealing with water quality are impacting the Company primarily in three areas: efforts by the Environmental Protection Agency ("EPA")
to establish the total maximum daily load limits ("TMDLS") in water courses that have been declared to be water quality impaired; actions by the North Coast
Regional Water Quality Control Board ("NORTH COAST WATER BOARD") to impose waste discharge reporting requirements in respect of watersheds on the Company's timberlands and in some cases, clean-up or prevention measures; and other actions by the North Coast Water Board during the THP approval process which impose certain operational requirements on individual THPs.

      Under the California Water Quality Act and federal Clean Water Act
("CWA"), the Environmental Protection Agency ("EPA") is required to establish the TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Regional Water Quality Control Board
("NORTH COAST WATER BOARD") are in the process of establishing TMDLs for many northern California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. The final TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

      Since the 2002-2003 winter operating period, Palco has been required to submit "Reports of Waste Discharge" to the North Coast Water Board each year in order to conduct winter harvesting activities in the Elk River and Freshwater watersheds. After consideration of these reports, the North Coast Water Board imposed requirements on Palco to implement additional mitigation and erosion control practices in these watersheds for the last two winter operating periods.
In addition, the North Coast Water Board has extended the requirements for certain mitigation and erosion control practices to the Bear, Jordon and Stitz watersheds. Reporting and mitigation requirements imposed by the North Coast
Water Board have modestly increased operating costs and may in the future further increase costs, cause delays in THP approvals or lower harvest levels.
In addition, the North Coast Water Board has issued a clean up and abatement order (the "ELK RIVER ORDER") for the Elk River watershed which is aimed at addressing existing sediment production sites through clean up actions. The
North Coast Water Board has also initiated the process which could result in similar orders for the Freshwater and Bear Creek watersheds, and are contemplating similar actions for the Jordon and Stitz Creek watersheds. The Elk
River Order, as well as additional orders in the other watersheds (should they be issued), could result in significant costs to Palco beginning in 2004 and extending over a number of years. Palco's appeal of the Elk River Order to the
State Water Resources Control Board (the "STATE WATER BOARD") was denied. Palco is in the process of appealing the decision of the State Water Board in state court. Palco is not able to readily move its harvesting activities between watersheds due to, among other things historic harvest patterns, adjacency restrictions, and the age classes of trees.

      Effective January 1, 2004, California Senate Bill 810 provides regional water quality control boards with additional authority related to the approval of THPs. The Company is uncertain of the operational and financial effects which will ultimately result from Senate Bill 810; however, because substantially all rivers and waterbodies on the Company's timberlands are classified as impaired, implementation of this law could result in delays in obtaining approvals of
THPs, lower harvest levels and increased costs and additional protection measures beyond those contained in the HCP.

      Litigation
      A California state court has invalidated the SYP in connection with two lawsuits filed against Palco as described below, which decision has been appealed. Other actions are pending which seek to prevent the Company from implementing the HCP, implementing certain of the Company's approved THPs, or carrying out certain other operations.

      In March 1999, an action entitled Environmental Protection Information
Association, Sierra Club v. California Department of Forestry and Fire
Protection, California Department of Fish and Game, The Pacific Lumber Company,
Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (the
"EPIC-SYP/PERMITS LAWSUIT") was filed. This action alleged, among other things, various violations of the California Endangered Species Act ("CESA") and the
California Environmental Quality Act, and challenged, among other things, the validity and legality of the SYP and the California Permits. The plaintiffs sought, among other things, to set aside California's approval of the SYP and the California Permits and injunctive relief to prevent implementation of THPs approved in reliance upon these documents. In March 1999, a similar action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v.
California Department of Forestry and Fire Protection, The Pacific Lumber
Company, Scotia Pacific Company LLC and Salmon Creek Corporation (the "USWA
LAWSUIT") was filed challenging the validity and legality of the SYP. The
EPIC-SYP/Permits and USWA lawsuits were consolidated for trial. On October 31,
2003, the Court entered a judgment invalidating the SYP and the California
Permits due to several deficiencies in agency procedures and the failure of
Palco to submit a complete and comprehensible SYP. The Court's decision, however, allowed for harvesting on THPs which rely on the SYP and were approved prior to July 23, 2003. The short-term effect of the ruling was to preclude approval, under the SYP, of a small number of THPs which were under review but had not been approved, and a minor reduction in 2003 harvesting that had been expected from these specific THPs. As a result of this case, Palco has since
October 2002 been obtaining review and approval of new THPs under a procedure provided for in the forest practice rules that does not depend upon the SYP and the California Permits and expects to follow this procedure for the foreseeable future. On November 19, 2003, Palco appealed the October 31, 2003, decision. On
January 29, 2004, the plaintiffs in these lawsuits filed claims against the defendants totaling $5.8 million for reimbursement of attorneys fees and other expenses incurred in connection with these matters.

      In July 2001, an action entitled Environmental Protection Information
Center v. The Pacific Lumber Company, Scotia Pacific Company LLC (the "BEAR
CREEK LAWSUIT") was filed and later amended to add the EPA as a defendant. The lawsuit alleges that Palco's harvesting and other forestry activities under certain of its approved THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,500 per day for the defendant's alleged continued
violation of the CWA. On October 14, 2003, in connection with certain motions that had been filed, the Court upheld the validity of an EPA regulation which exempts harvesting and other forestry activities from certain discharge requirements. Both state and federal agencies, along with Palco and other timber companies, have relied upon this regulation for more than 25 years. However, the
Court interpreted the regulation in such a way as to narrow the forestry operations which are exempted, thereby limiting the regulation's applicability and subjecting culverts and ditches to permit requirements. This ruling has widespread implications for the timber industry in the United States. The case is not yet final as the trial has not yet been held, and there are many unresolved issues involving interpretation of the Court's decision and its application to actual operations. Should the decision ultimately become final and held to apply to Palco's timber operations, it may have some or all of the following effects: impose additional permitting requirements, delay approvals of
THPs, increase harvesting costs, and add water protection measures beyond those contained in the HCP. Nonetheless, it is not likely that civil penalties will be awarded for operations that occurred prior to the Court's decision due to the historical reliance by timber companies on the regulation and the Company's belief that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. While the impact of a conclusion to this case that upholds the
October 14, 2003, ruling may be adverse, the Company does not believe that such an outcome would have a material adverse impact on the Company's consolidated financial condition, results of operations or liquidity. Nevertheless, due to the numerous ways in which the Court's interpretation of the regulation could be applied to actual operations, there can be no assurance that this will be the case. Palco has filed a motion requesting that the Court permit an intermediate appeal of its October 14 ruling.

      On November 20, 2002, an action entitled Humboldt Watershed Council, et al
v. North Coast Regional Water Quality Control Board, et al. (the "HWC 2002
LAWSUIT"), naming Palco as a real party in interest, was filed. The suit sought to enjoin timber operations in the Elk River and Freshwater watersheds until and unless the regional and state water boards imposed on those operations waste discharge requirements that met standards demanded by the plaintiff. In August
2003, this case was dismissed by the Court at the request of the plaintiff.

      On November 20, 2002, two similar actions entitled Alan Cook, et al. v.
Gary Clark, et al. (the "COOK ACTION") and the Steve Cave, et al. v. Gary Clark,
et al. (the "CAVE ACTION") were filed which also name Palco and certain affiliates as defendants. On April 4, 2003, the plaintiffs in these actions filed amended complaints and served the defendants with notice of the actions.
The Cook action alleges, among other things, that defendants' logging practices have contributed to an increase in flooding along Freshwater Creek (which runs through Palco's timberlands), resulting in personal injury and damage to the plaintiffs' properties. Plaintiffs further allege that in order to have THPs approved in the affected areas, the defendants engaged in certain unfair business practices. The plaintiffs seek, among other things, compensatory and exemplary damages, injunctive relief, and appointment of a receiver to ensure that the watershed is restored. The Cave action contains similar allegations and requests similar relief with respect to the Elk River watershed (a portion of which is contained on Palco's timberlands). The Company does not believe the resolution of these actions should result in a material adverse effect on its financial condition, results of operations or liquidity.

      On February 25, 2003, the District Attorney of Humboldt County filed a civil suit entitled The People of the State of California v. The Pacific Lumber
Company, Scotia Pacific Holding Company and Salmon Creek Corporation (the
"HUMBOLDT DA ACTION"). The suit was filed under California's unfair competition law and alleges that Pacific Lumber, Scotia LLC and Salmon Creek used certain unfair business practices in connection with completion of the March 1999 agreement consummated by Palco, Scotia LLC and Salmon Creek with the United
States and California (the "HEADWATERS AGREEMENT"), and that this resulted in the ability to harvest significantly more trees under the Environmental Plans than would have otherwise been the case. The suit seeks a variety of remedies including a civil penalty of $2,500 for each additional tree that has been or will be harvested due to this alleged increase in harvest, as well as restitution and an injunction in respect of the additional timber harvesting allegedly being conducted. A hearing on Palco's motions for sanctions and dismissal of the case was held on July 28, 2003, and Palco is awaiting the
Court's decision. The Company believes that this suit is without merit; however, there can be no assurance that Palco will prevail or that an adverse outcome would not be material to the Company's consolidated financial position, results of operations and/or liquidity.

      On December 17, 2003, an action entitled Humboldt Watershed Council, et
al. v. North Coast Regional Water Quality Board, et al. (the "HWC 2003
LAWSUIT"), naming Palco as a real party in interest, was filed. The plaintiffs allege that the North Coast Water Board should have required waste discharge reports in respect of all timber harvesting activities in the Freshwater and Elk
River watersheds, and are seeking to have this requirement imposed on Palco. The
Company does not believe that the resolution of this action should result in a material adverse effect on its financial condition, results of operations or liquidity.

      On November 16 2001, Palco filed a case entitled The Pacific Lumber
Company, et al. v. California State Water Resources Control Board (the "THP NO.
520 LAWSUIT") alleging that the State Water Board had no legal authority to impose mitigation measures that were requested by the staff of the North Coast
Water Board during the THP review process and rejected by the CDF. When the staff of the North Coast Water Board attempted to impose these mitigation measures in spite of the CDF's decision, Palco appealed to the State Water
Board, which imposed certain of the requested mitigation measures and rejected others. Palco filed the THP No. 520 lawsuit challenging the State Water Board's decision, and in January 2003, the Superior Court granted Palco's request for an order invalidating the imposition of these additional measures. The State Water
Board appealed this decision and on March 18, 2004 the appellate court reversed the decision of the Superior Court. The appellate court's decision could result in increased demands by the regional and state water boards and their staffs to impose controls and limitations upon Palco's timber harvesting beyond those provided for by the Environmental Plans or could provide additional regulatory powers to the regional and state water boards and their staffs beyond those provided in Senate Bill 810. Palco intends to seek review of the appellate court's decision by the California Supreme Court.

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

      On August 2, 1995, the Federal Deposit Insurance Corporation ("FDIC")
filed a civil action entitled the Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (the "FDIC ACTION").
The original complaint was against Mr. Charles E. Hurwitz (Chairman and Chief
Executive Officer of the Company) and alleged damages in excess of $250.0 million based on the allegation that Mr. Hurwitz was a controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. The FDIC action has been dismissed as a result of the settlement of the OTS action. This dismissal does not affect the motion for sanctions described in the following paragraph.

      On May 31, 2000, the Respondents filed a counterclaim to the FDIC action.
On November 8, 2002, the Respondents filed an amended counterclaim and an amended motion for sanctions (collectively, the "SANCTIONS MOTION"). The
Sanctions Motion states that the FDIC illegally paid the OTS to bring claims against the Respondents and that the FDIC illegally sued for an improper purpose. The Respondents are seeking as a sanction to be made whole for the attorneys' fees they have paid (plus interest) in connection with the OTS and
FDIC actions. As of December 31, 2003, such fees were in excess of $40.0 million. The Respondents are pursuing this claim vigorously.

      In September 1997, the Company filed suit against a group of its insurers after unsuccessful negotiations with certain of the insurers regarding coverage, under the terms of certain directors and officers liability policies, of expenses incurred in connection with the OTS and FDIC actions. The insurers requested arbitration, and as a result the lawsuit was dismissed in April 1998.
Following binding arbitration, the arbitration panel in February 2003 awarded the Company $6.5 million plus interest. The matter was subsequently settled for
$8.0 million, and such amount is reflected in investment, interest and other income (expense) in 2003.

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

      Other Matters
      On January 21, 2004, the owner of the Candelero Hotel located at Palmas filed a lawsuit against Palmas del Mar Properties, Inc. ("PDMPI"), a subsidiary of the Company, claiming an easement on property owned by PDMPI. The Company does not believe that the resolution of this matter will result in a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

14.   STOCKHOLDERS' DEFICIT

      PREFERRED STOCK
      The holders of the Company's Class A Preferred Stock are entitled to receive, if and when declared, preferential cash dividends at the rate of $0.05 per share per annum and participate thereafter on a share for share basis with the holders of Common Stock in any cash dividends, other than cash dividends on the Common Stock in any fiscal year to the extent not exceeding $0.05 per share.
Stock dividends declared on the Common Stock would result in the holders of the
Class A Preferred Stock receiving an identical stock dividend payable in shares of Class A Preferred Stock. At the option of the holder, the Class A Preferred
Stock is convertible at any time into shares of Common Stock at the rate of one share of Common Stock for each share of Class A Preferred Stock. Each holder of
Class A Preferred Stock is generally entitled to ten votes per share on all matters presented to a vote of the Company's stockholders.

      STOCK OPTION PLANS
      In 2002, the Company adopted the MAXXAM 2002 Omnibus Employee Incentive
Plan (the "2002 OMNIBUS PLAN"). Up to 700,000 shares of common stock and 70,000 shares of Class A Preferred Stock were reserved for awards pursuant to the 2002
Omnibus Plan, of which 307,910 and 70,000 shares, respectively, were available to be awarded at December 31, 2003. The 2002 Omnibus Plan replaced the MAXXAM
1994 Omnibus Plan (the "1994 OMNIBUS PLAN"). Any shares which were not yet the subject of grants under the 1994 Omnibus Plan no longer remain outstanding.

      The options (or rights, as applicable) granted in 2003, 2002 and 2001 generally vest at the rate of 20% per year commencing one year from the date of grant. The following table summarizes the options or rights outstanding and exercisable relating to the Company's stock option plans. The prices shown are the weighted average price per share for the respective number of underlying shares.

                                           2003                        2002                        2001
                                --------------------------  --------------------------- ---------------------------
                                   SHARES         PRICE        SHARES         PRICE        SHARES         PRICE
                                ------------  ------------  ------------  ------------- ------------- -------------
Outstanding at beginning of
   year.......................      992,650   $     25.58       800,100   $      30.12       601,200  $      34.96
Granted.......................      176,240         19.72       215,850           9.40       233,600         18.09
Exercised.....................            -             -             -              -             -             -
Expired or forfeited..........      (23,500)        51.12       (23,300)         31.40       (34,700)        33.02
                                ------------                ------------                -------------
Outstanding at end of year....    1,145,390         24.16       992,650          25.58       800,100         30.12
                                ============                ============                =============

Exercisable at end of year....      570,890   $     31.74       431,620   $      36.15       312,120  $      39.32
                                ============                ============                =============

      The following table summarizes information about stock options outstanding as of December 31, 2003:

                                   WEIGHTED AVERAGE
   RANGE OF                            REMAINING         WEIGHTED AVERAGE          OPTIONS       WEIGHTED AVERAGE
EXERCISE PRICES       SHARES       CONTRACTUAL LIFE       EXERCISE PRICE          EXERCISABLE     EXERCISE PRICE
---------------    ------------    -----------------     -----------------        ---------      -----------------

   $9.40-$15.88       332,050            8.26                $  11.67               112,890          $   13.40
  $16.38-$19.72       470,040            8.55                   18.46               130,600              17.57
  $30.38-$45.50       204,300            3.15                   39.03               196,900              38.79
  $46.80-$56.00       139,000            3.93                   51.40               130,500              51.16
                   ----------                                                     ---------
                    1,145,390            6.94                   24.16               570,890              31.74
                   ==========                                                     =========

      In addition to the options reflected in the table above, 256,808 shares of restricted Common Stock granted under the 1994 Omnibus Plan are outstanding.
These shares are subject to certain restrictions that lapse in 2014.

      Concurrent with the adoption of the 1994 Omnibus Plan, the Company adopted the MAXXAM 1994 Non- Employee Director Plan (the "1994 DIRECTOR PLAN"). Up to
35,000 shares of Common Stock are reserved for awards under the 1994 Director
Plan. Options were granted to non-employee directors to purchase 2,400 shares of common stock in 2003, 2002 and 2001, respectively. The weighted average exercise prices of these options are $12.15, $11.00 and $17.02 per share, respectively, based on the quoted market price at the date of grant. The options vest at the rate of 25% per year commencing one year from the date of grant. At December 31,
2003, options for 18,200 shares were outstanding, 12,225 of which were exercisable.

      SHARES RESERVED FOR ISSUANCE
      At December 31, 2003, the Company had 2,249,995 common shares and 160,000
Class A Preferred shares reserved for future issuances in connection with various options, convertible securities and other rights as described above.

      RIGHTS
      On December 15, 1999, the Board of Directors of the Company declared a dividend to its stockholders consisting of (i) one Series A Preferred Stock
Purchase Right (the "SERIES A RIGHT") for each outstanding share of the
Company's Class A Preferred Stock and (ii) one Series B Preferred Stock Purchase
Right (the "SERIES B RIGHT") for each outstanding share of the Common Stock. The
Series A Rights and the Series B Rights are collectively referred to herein as the "RIGHTS". The Rights are exercisable only if a person or group of affiliated or associated persons (an "ACQUIRING PERSON") acquires beneficial ownership, or the right to acquire beneficial ownership, of 15% or more of the Company's
Common Stock, or announces a tender offer that would result in beneficial ownership of 15% or more of the outstanding Common Stock. Any person or group of affiliated or associated persons who, as of December 15, 1999, was the beneficial owner of at least 15% of the outstanding Common Stock will not be deemed to be an Acquiring Person unless such person or group acquires beneficial ownership of additional shares of Common Stock (subject to certain exceptions).
Each Series A Right, when exercisable, entitles the registered holder to purchase from the Company one share of Class A Preferred Stock at an exercise price of $165.00. Each Series B Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of the
Company's new Class B Junior Participating Preferred Stock, with a par value of
$0.50 per share (the "JUNIOR PREFERRED STOCK"), at an exercise price of $165.00 per one-hundredth of a share. The Junior Preferred Stock has a variety of rights and preferences, including a liquidation preference of $75.00 per share and voting, dividend and distribution rights which make each one-hundredth of a share of Junior Preferred Stock equivalent to one share of Common Stock.

      Under certain circumstances, including if any person becomes an Acquiring
Person other than through certain offers for all outstanding shares of stock of the Company, or if an Acquiring Person engages in certain "self-dealing"
transactions, each Series A Right would enable its holder to buy Class A
Preferred Stock (or, under certain circumstances, preferred stock of an acquiring company) having a value equal to two times the exercise price of the
Series A Right, and each Series B Right shall enable its holder to buy Common
Stock of the Company (or, under certain circumstances, common stock of an acquiring company) having a value equal to two times the exercise price of the
Series B Right. Under certain circumstances, Rights held by an Acquiring Person will be null and void. In addition, under certain circumstances, the Board is authorized to exchange all outstanding and exercisable Rights for stock, in the ratio of one share of Class A Preferred Stock per Series A Right and one share of Common Stock per Series B Right. The Rights, which do not have voting privileges, expire on December 11, 2009, but may be redeemed by action of the
Board prior to that time for $0.01 per right, subject to certain restrictions.

      VOTING CONTROL
      As of December 31, 2003, Mr. Charles E. Hurwitz beneficially owned
(exclusive of securities acquirable upon exercise of stock options but inclusive of securities as to which Mr. Hurwitz disclaims beneficial ownership) directly and through various entities (principally Gilda Investments, LLC, a wholly owned subsidiary of Giddeon Holdings, Inc.) an aggregate of 99.1% of the Company's
Class A Preferred Stock and 47.9% of the Company's Common Stock (resulting in combined voting control of approximately 74.9% of the Company). Mr. Hurwitz is the Chairman of the Board and Chief Executive Officer of the Company and
President and Director of Giddeon Holdings, Inc. Giddeon Holdings, Inc. is
wholly owned by Mr. Hurwitz, members of his immediate family and trusts for the benefit thereof.

15.   SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2003        2002        2001
                                                                                ----------  ----------  -----------
                                                                                           (In millions)
Supplemental information on non-cash investing and financing activities:
   Transfer of marketable debt securities from held-to-maturity to
      available-for-sale......................................................  $    14.4   $       -   $        -
   Repurchases of debt using restricted cash and marketable securities........        5.4           -            -

Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest.................................  $    75.0   $    83.3   $    186.9
   Income taxes paid, net.....................................................        0.4         0.2         52.2

16.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Summary quarterly financial information for the years ended December 31,
2003 and 2002 is as follows (in millions, except share information):

                                                                              THREE MONTHS ENDED
                                                          ---------------------------------------------------------
                                                           MARCH 31 (1)    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                          -----------  -------------  -------------- --------------
2003:
   Net sales............................................  $     74.8   $       78.6   $        89.4  $        93.8
   Income (loss) before income taxes and minority
      interests                                                (10.5)          (8.1)           (6.3)          14.3
   Net income (loss)....................................       (10.5)          (8.1)           (6.3)          13.3

   Basic earnings (loss) per common and common
      equivalent share..................................  $    (1.61)  $      (1.24)  $       (0.96) $        1.91
                                                          ===========  =============  ============== ==============
   Diluted earnings (loss) per common and common
      equivalent share..................................  $    (1.61)  $      (1.24)  $       (0.96) $        1.88
                                                          ===========  =============  ============== ==============

2002:
   Net sales............................................  $    246.8   $       73.0   $        79.2  $        69.5
   Loss before income taxes and minority interests......       (53.4)         (12.3)          (12.0)         (17.6)
   Net loss.............................................       (54.2)          (7.8)           (7.4)         (14.6)

   Basic and diluted loss per common and common
      equivalent share..................................  $    (8.30)  $      (1.20)  $       (1.14) $       (2.23)
                                                          ===========  =============  ============== ==============
---------------------

(1)   Information for the quarter ended March 31, 2002, includes Kaiser's results for the period from January 1, 2002, to February 11, 2002.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

      None.

ITEM 9A.        CONTROLS AND PROCEDURES

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

                                    PART III

      Certain information required under Part III (Items 10 through 14) has been omitted from this Report since the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A which involves the election of directors.

                                     PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   INDEX TO FINANCIAL STATEMENTS

      1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

           Independent Auditors' Report
           Report of Independent Public Accountants
           Consolidated Balance Sheet at December 31, 2003 and 2002
           Consolidated Statement of Operations for the Years Ended December 31, 2003,
                2002 and 2001
           Consolidated Statement of Cash Flows for the Years Ended December 31, 2003,
                2002 and 2001
           Consolidated Statement of Stockholders' Deficit for the Years Ended
                December 31, 2003, 2002 and 2001
           Notes to Consolidated Financial Statements

      2.   FINANCIAL STATEMENT SCHEDULES:

           Schedule I - Condensed Financial Information of Registrant at
              December 31, 2003 and 2002 and for the Years Ended December 31,
              2003, 2002 and 2001

           All other schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes
              thereto.

(B)   REPORTS ON FORM 8-K

      Since the filing of the Company's Quarterly Report on Form 10-Q for the
quarter ended September 30, 2003, the Company has filed or furnished on the dates indicated the following current reports on Form 8-K:

      November 14, 2003 - report under Item 12 related to the Company's 2003 third quarter results.

      February 20, 2004 - report under Item 5 regarding a new mill project and the completion of a high speed planer in respect of the Company's forest product operations.

(C)   EXHIBITS

      Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 85), which index is incorporated herein by reference.

     See notes to consolidated financial statements and accompanying notes.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                   MAXXAM INC.

                         BALANCE SHEET (UNCONSOLIDATED)
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                                DECEMBER 31,
                                                                                        ---------------------------
                                                                                             2003          2002
                                                                                        -------------  ------------
ASSETS

Current assets:
   Cash and cash equivalents..........................................................  $        9.1   $       7.9
   Marketable securities and other investments........................................          79.7          67.0
   Other current assets...............................................................           7.3          15.7
                                                                                        -------------  ------------
      Total current assets............................................................          96.1          90.6
Deferred income taxes.................................................................          61.2          54.5
Investment in subsidiaries............................................................             -           2.2
Other assets..........................................................................           1.0           1.3
                                                                                        -------------  ------------
                                                                                        $      158.3   $     148.6
                                                                                        =============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and other accrued liabilities.....................................  $        4.5   $       9.8
                                                                                        -------------  ------------
      Total current liabilities.......................................................           4.5           9.8
Payables to subsidiaries, net of receivables and advances.............................         188.9         184.0
Losses recognized in excess of investment in Kaiser...................................         516.2         516.2
Losses recognized in excess of investments in subsidiaries............................          25.9             -
Other noncurrent liabilities..........................................................          24.7          21.1
                                                                                        -------------  ------------
      Total liabilities...............................................................         760.2         731.1
                                                                                        -------------  ------------

Stockholders' deficit:
   Preferred stock, $0.5 par value; $0.75 liquidation preference; 12,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible
      Preferred Stock; 669,040 shares issued; 668,194 shares outstanding..............           0.3           0.3
   Common stock, $0.50 par value; 28,000,000 shares authorized; 10,063,359
      shares issued; 5,976,467 and 6,527,671 shares outstanding, respectively.........           5.0           5.0
   Additional capital.................................................................         225.3         225.3
   Accumulated deficit................................................................        (619.8)       (608.2)
   Accumulated other comprehensive loss...............................................         (88.0)        (89.2)
   Treasury stock, at cost (shares held: preferred - 845; common - 4,086,893 and
      3,535,688, respectively)........................................................        (124.7)       (115.7)
                                                                                        -------------  ------------
      Total stockholders' deficit.....................................................        (601.9)       (582.5)
                                                                                        -------------  ------------
                                                                                        $      158.3   $     148.6
                                                                                        =============  ============

     See notes to consolidated financial statements and accompanying notes.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                                   MAXXAM INC.

                    STATEMENT OF OPERATIONS (UNCONSOLIDATED)
                            (IN MILLIONS OF DOLLARS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                              -------------------------------------
                                                                                  2003        2002         2001
                                                                              ----------- -----------  ------------

Investment, interest and other income (expense), net........................  $     13.4  $      4.1   $       7.2
Intercompany interest income (expense), net.................................       (16.1)      (26.9)        (25.0)
Interest expense............................................................           -        (0.3)         (1.0)
General and administrative expenses.........................................        (8.4)       (9.4)         (9.1)
Equity in losses of subsidiaries............................................        (8.9)      (56.4)       (454.9)
                                                                              ----------- -----------  ------------
Loss before income taxes....................................................       (20.0)      (88.9)       (482.8)
Credit for income taxes.....................................................         8.4         4.9          26.8
                                                                              ----------- -----------  ------------
Net loss....................................................................  $    (11.6) $    (84.0)  $    (456.0)
                                                                              =========== ===========  ============

     See notes to consolidated financial statements and accompanying notes.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                                   MAXXAM INC.

                    STATEMENT OF CASH FLOWS (UNCONSOLIDATED)
                            (IN MILLIONS OF DOLLARS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                            ---------------------------------------
                                                                                2003          2002         2001
                                                                            ------------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...............................................................  $     (11.6)  $    (84.0)  $    (456.0)
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
      Equity in losses of subsidiaries....................................          8.9         56.4         454.9
      Net (gains) losses on marketable securities and other investments...         (5.2)         2.2          (1.7)
      Decrease in payable to affiliates...................................            -        (35.3)            -
      Decrease in receivables, prepaids and other assets..................         10.9          1.2           1.7
      Decrease (increase) in deferred income tax assets...................         (8.1)        30.3         (11.2)
      Decrease in accounts payable and other liabilities..................         (1.5)        (2.2)         (0.6)
                                                                            ------------  -----------  ------------
        Net cash used for operating activities............................         (6.6)       (31.4)        (12.9)
                                                                            ------------  -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net sales (purchases) of marketable securities and other investments...         (7.0)        30.0         (81.8)
   Dividends received from subsidiaries...................................          4.3            -           8.0
   Investments in and net advances from (to) subsidiaries.................         19.6        (19.7)         33.1
   Capital expenditures...................................................         (0.1)        (0.1)         (0.6)
                                                                            ------------  -----------  ------------
        Net cash provided by (used for) investing activities..............         16.8         10.2         (41.3)
                                                                            ------------  -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of short-term borrowings.....................................            -            -         (13.4)
   Treasury stock repurchases.............................................         (9.0)           -          (2.9)
                                                                            ------------  -----------  ------------
        Net cash used for financing activities............................         (9.0)           -         (16.3)
                                                                            ------------  -----------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................          1.2        (21.2)        (70.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............................          7.9         29.1          99.6
                                                                            ------------  -----------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR..................................  $       9.1   $      7.9   $      29.1
                                                                            ============  ===========  ============

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Deferral of interest payment on intercompany note payable..............  $      11.4   $     20.7   $      18.6
   Distribution of assets from subsidiaries...............................            -          1.0             -
   Non-cash dividends received from subsidiaries..........................         14.7         60.0             -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid..........................................................  $       0.4   $      7.0   $       0.8

     See notes to consolidated financial statements and accompanying notes.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                                   MAXXAM INC.

                          NOTES TO FINANCIAL STATEMENTS

1.    INVESTMENT IN KAISER

      On February 12, 2002, Kaiser Aluminum Corporation ("KAISER") and certain of its subsidiaries (the "DEBTORS") filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result, Kaiser's financial results were deconsolidated beginning February 12, 2002, and MAXXAM Inc. (the "COMPANY")
began reporting its investment in Kaiser using the cost method. Since Kaiser's results are no longer consolidated and the Company believes that it is not probable that it will be obligated to fund losses related to its investment in
Kaiser, any adjustments made in Kaiser's financial statements subsequent to
February 12, 2002 (relating to the recoverability and classification of recorded asset amounts and classification of liabilities or the effects on existing stockholders' deficit as well as adjustments made to Kaiser's financial information for loss contingencies and other matters discussed in the notes to the Consolidated Financial Statements) are not expected to impact the Company's financial results. While valuation of the Debtors' assets and pre-filing date claims at this stage of the bankruptcy cases is subject to inherent uncertainties, Kaiser has indicated that the Debtors believe that it is likely that their liabilities will be found to exceed the fair value of their assets.
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

                                                                                                 DECEMBER 31,
                                                                                         --------------------------
                                                                                              2003         2002
                                                                                         ------------  ------------

Note payable to MAXXAM Group Holdings Inc. ("MGHI")..................................... $     170.9   $     159.6
Net advances............................................................................        18.0          24.4
                                                                                         ------------  ------------
                                                                                         $     188.9   $     184.0
                                                                                         ============  ============

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                              MAXXAM INC.

Date:   March 29, 2004                           By:                        PAUL N. SCHWARTZ
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

Date:   March 29, 2004                           By:                       CHARLES E. HURWITZ
                                                     --------------------------------------------------------------
                                                                           Charles E. Hurwitz
                                                           Chairman of the Board and Chief Executive Officer

Date:   March 29, 2004                           By:                        J. KENT FRIEDMAN
                                                     --------------------------------------------------------------
                                                                            J. Kent Friedman
                                                                     Vice Chairman of the Board and
                                                                            General Counsel

Date:   March 29, 2004                           By:                      ROBERT J. CRUIKSHANK>
                                                     --------------------------------------------------------------
                                                                          Robert J. Cruikshank
                                                                                Director

Date:   March 29, 2004                           By:                         EZRA G. LEVIN
                                                     --------------------------------------------------------------
                                                                             Ezra G. Levin
                                                                                Director

Date:   March 29, 2004                           By:                      STANLEY D. ROSENBERG
                                                     --------------------------------------------------------------
                                                                          Stanley D. Rosenberg
                                                                                Director

Date:   March 29, 2004                           By:                      MICHAEL J. ROSENTHAL
                                                     --------------------------------------------------------------
                                                                          Michael J. Rosenthal
                                                                                Director

Date:   March 29, 2004                           By:                        PAUL N. SCHWARTZ
                                                     --------------------------------------------------------------
                                                                            Paul N. Schwartz
                                                            President, Chief Financial Officer and Director
                                                                     (Principal Financial Officer)

Date:   March 29, 2004                           By:                      ELIZABETH D. BRUMLEY
                                                     --------------------------------------------------------------
                                                                          Elizabeth D. Brumley
                                                                     Vice President and Controller
                                                                     (Principal Accounting Officer)

                                INDEX OF EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------  -----------------------------------------------------------------------

3.1      Restated Certificate of Incorporation of the Company dated April 10,
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

*4.2     Credit Agreement dated January 23, 2004, among Palco, Britt, Bank of
         America, N.A., as Agent, and the Lenders from time to time party thereto

4.3      Timber Notes Indenture, dated as of July 20, 1998, between Scotia LLC and State Street Bank and Trust Company regarding Scotia LLC's Class
         A-1, Class A-2 and Class A-3 Timber Collateralized Notes (incorporated herein by reference to Exhibit 4.1 to Scotia LLC's Registration
         Statement on Form S-4; Registration No. 333-63825)

4.4      First Supplemental Indenture, dated as of July 16, 1999, to the Timber
         Notes Indenture (incorporated herein by reference to Exhibit 4.1 to
         Scotia LLC's Quarterly Report on Form 10-Q for the quarter ended June
         30, 1999; File No. 333-63825; the "SCOTIA LLC JUNE 1999 FORM 10-Q")

4.5      Second Supplemental Indenture, dated as of November 18, 1999, to the
         Timber Notes Indenture (incorporated herein by reference to Exhibit
         99.3 to Scotia LLC's Report on Form 8-K dated November 19, 1999; File
         No. 333-63825)

4.6      Deed of Trust, Security Agreement, Financing Statement, Fixture Filing
         and Assignment of Proceeds, dated as of July 20, 1998, securing Scotia
         LLC's obligations under the Timber Notes Indenture (incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1998; the "COMPANY JUNE 1998 FORM
         10-Q")

4.7      Credit Agreement (the "SCOTIA LLC LINE OF CREDIT"), dated as of July
         20, 1998, among Scotia LLC, the financial institutions party thereto and Bank of America, N.A., as Agent, evidencing the Scotia LLC Line of
         Credit (incorporated herein by reference to Exhibit 4.3 to the Company
         June 1998 Form 10-Q)

4.8      First Amendment, dated as of July 16, 1999, to the Scotia LLC Line of
         Credit (incorporated herein by reference to Exhibit 4.2 to the Scotia
         LLC June 1999 Form 10-Q)

4.9      Second Amendment, dated June 15, 2001, to the Scotia LLC Line of Credit
         (incorporated herein by reference to Exhibit 4.1 to Scotia LLC's Form
         10-Q for the quarter ended June 30, 2001; File No. 333- 63825)

4.10     Third Amendment, dated June 30, 2003, to the Scotia LLC Line of Credit
         (incorporated herein by reference to Exhibit 4.1 to Scotia LLC's Form
         10-Q for the quarter ended June 30, 2003; File No. 333- 63825)

4.11     Loan Agreement, dated as of June 28, 2001, between Lakepointe Assets
         LLC and Legg Mason Real Estate Services, Inc. (incorporated herein by reference to Exhibit 4.2 to MGHI's Quarterly Report on Form 10-Q for
         the quarter ended June 30, 2001; File No. 333-18723; the "MGHI JUNE
         2001 FORM 10- Q")

4.12     Promissory Note, dated as of June 28, 2001, between Lakepointe Assets
         LLC and Legg Mason Real Estate Services, Inc. (incorporated herein by reference to Exhibit 4.3 to the MGHI June 2001 Form 10- Q)

4.13     Lease Agreement, dated as of June 28, 2001, between Lakepointe Assets
         LLC and Fluor Enterprises Inc. (incorporated herein by reference to
         Exhibit 10.1 to the MGHI June 2001 Form 10-Q)

4.14     Guarantee of Lease dated as of June 28, 2001, between Fluor Corporation and Lakepointe Assets LLC (incorporated herein by reference to Exhibit
         10.2 to the MGHI June 2001 Form 10-Q)

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

10.1     Tax Allocation Agreement ("MGHI TAX ALLOCATION AGREEMENT"), dated as of
         December 23, 1996, between the Company and MGHI (incorporated herein by reference to Exhibit 10.1 to MGHI's Registration Statement on Form S-4;
         Registration No. 333-18723)

10.2     Amendment of MGHI Tax Allocation Agreement, dated as of December 31,
         2001 (incorporated herein by reference to Exhibit 10.2 to MGHI's Form
         10-K for the year ended December 31, 2001; File No. 333- 18723; the
         "MGHI 2001 FORM 10-K")

10.3     Tax Allocation Agreement ("MGI TAX ALLOCATION AGREEMENT"), dated as of
         August 4, 1993, between the Company and MGI (incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to MGI's Registration
         Statement on Form S-2; Registration No. 33-56332)

10.4     Amendment of MGI Tax Allocation Agreement, dated as of December 31,
         2001, between the Company and MGI (incorporated herein by reference to
         Exhibit 10.4 to the MGHI 2001 Form 10-K)

10.5     Tax Allocation Agreement, dated as of May 21, 1988, among the Company,
         MGI, Palco and the corporations signatory thereto (incorporated herein by reference to Exhibit 10.8 to Palco's Annual Report on Form 10-K for
         the year ended December 31, 1988; File No. 1-9204)

10.6     Tax Allocation Agreement ("PALCO TAX ALLOCATION AGREEMENT"), dated as of March 23, 1993, among Palco, Scotia Pacific Holding Company, Salmon
         Creek Corporation and the Company (incorporated herein by reference to
         Exhibit 10.1 to Amendment No. 3 to SPHC's Registration Statement on
         Form S-1; Registration No. 33-55538)

10.7     Amendment of Palco Tax Allocation Agreement, dated as of December 31,
         2001 (incorporated herein by reference to Exhibit 10.7 to the MGHI 2001
         Form 10-K)

*10.8    Tax Allocation Agreement, dated as of February 9, 2004, among Britt,
         Palco, MGI and the Company

10.9     New Master Purchase Agreement, dated as of July 20, 1998, between
         Scotia LLC and Palco (incorporated herein by reference to Exhibit 10.1 to MGHI's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1998; File No. 333-18723; the "MGHI JUNE 1998 FORM 10-Q")

10.10    New Services Agreement, dated as of July 20, 1998, between Palco and
         Scotia LLC (incorporated herein by reference to Exhibit 10.2 to the
         MGHI June 1998 Form 10-Q)

10.11    New Additional Services Agreement, dated as of July 20, 1998, between
         Scotia LLC and Palco (incorporated herein by reference to Exhibit 10.3 to the MGHI June 1998 Form 10-Q)

10.12    New Reciprocal Rights Agreement, dated as of July 20, 1998, among
         Palco, Scotia LLC and Salmon Creek Corporation (incorporated herein by reference to Exhibit 10.4 to the MGHI June 1998 Form 10- Q)

10.13    New Environmental Indemnification Agreement, dated as of July 20, 1998, between Palco and Scotia LLC (incorporated herein by reference to
         Exhibit 10.5 to the MGHI June 1998 Form 10-Q)

10.14    Implementation Agreement with Regard to Habitat Conservation Plan for the Properties of Palco, Scotia LLC and Salmon Creek Corporation dated as of February 1999 by and among The United States Fish and Wildlife
         Service, the National Marine Fisheries Service, the California
         Department of Fish and Game ("CDF&G"), the CDF and Palco, Salmon Creek
         Corporation and Scotia LLC (incorporated herein by reference to Exhibit
         99.3 to Scotia LLC's Form 8-K dated March 19, 1999; File No. 333-
         63825; the "SCOTIA LLC MARCH 19, 1999 FORM 8-K")

10.15    Agreement Relating to Enforcement of AB 1986 dated as of February 25,
         1999 by and among The California Resources Agency, CDF&G, CDF, The
         California Wildlife Conservation Board, Palco, Salmon Creek Corporation
         and Scotia LLC (incorporated herein by reference to Exhibit 99.4 to the
         Scotia LLC March 19, 1999 Form 8-K)

10.16    Habitat Conservation Plan dated February 1999 for the Properties of
         Palco, Scotia LLC and Salmon Creek Corporation (incorporated herein by reference to Exhibit 99.5 to the Scotia LLC March 19, 1999 Form 8-K)

10.17    Letter dated February 25, 1999 from the CDF to Palco (incorporated herein by reference to Exhibit 99.8 to the Scotia LLC March 19, 1999
         Form 8-K)

10.18    Letter dated March 1, 1999 from the CDF to Palco (incorporated herein by reference to Exhibit 99.9 to the Scotia LLC March 19, 1999 Form 8-K)

10.19    Letter dated March 1, 1999 from the U.S. Department of the Interior
         Fish and Wildlife Service and the U.S. Department of Commerce National
         Oceanic and Atmospheric Administration to Palco, Salmon Creek
         Corporation and Scotia LLC (incorporated herein by reference to Exhibit
         99.10 to the Scotia LLC March 19, 1999 Form 8-K)

10.20    [Reserved]

                  Executive Compensation Plans and Arrangements
                  ---------------------------------------------

10.21    MAXXAM 2002 Omnibus Employee Incentive Plan (incorporated hereby reference to Exhibit 99 to the Company's Proxy Statement dated April
         30, 2002)

10.22    Form of Stock Option Agreement under the MAXXAM 2002 Omnibus Employee
         Incentive Plan (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December
         31, 2002)

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

10.33    Executive Employment Agreement between the Company and J. Kent Friedman dated as of November 29, 1999 (incorporated herein by reference to
         Exhibit 10.52 to the Company 1999 Form 10-K)

10.34    Restricted Stock Agreement ("RESTRICTED STOCK AGREEMENT") between the
         Company and Charles E. Hurwitz effective as of December 13, 1999
         (incorporated herein by reference to Exhibit 10.53 to the Company 1999
         Form 10-K)

*10.35   Amendment, dated December 16, 2003, to the Restricted Stock Agreement

*21.1    List of the Company's Subsidiaries

*23.1    Consent of Deloitte & Touche LLP

23.2     Notice Regarding Arthur Andersen Consent (incorporated herein by reference to Exhibit 23.2 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 2002)

*31.1    Section 302 Certification of Chief Executive Officer

*31.2    Section 302 Certification of Chief Financial Officer

*32.1    Section 906 Certification of Chief Executive Officer

*32.2    Section 906 Certification of Chief Financial Officer

---------------------------

* Included with this filing

                            GLOSSARY OF DEFINED TERMS

      Set forth below is a list of all terms used and defined in this Report
(other than the Exhibit Index) and the Consolidated Financial Statements

1994 Director Plan: The MAXXAM 1994 Non-Employee Director Plan

1994 Omnibus Plan: The MAXXAM 1994 Employee Incentive Omnibus Plan

2002 Omnibus Plan: The MAXXAM 2002 Employee Incentive Omnibus Plan

Acquiring Person: A person or group of affiliated or associated persons who acquire beneficial ownership, or the right to acquire beneficial ownership, of
15% or more of the Company's Common Stock (or announces a tender offer which would have this result)

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

Beltway Assets: Beltway Assets LLC, an indirect wholly owned subsidiary of the
Company

Beltway Notes: The 6.08% notes of Beltway Assets due in November 2024

BOF: California Board of Forestry and Fire Protection

Britt:  Britt Lumber Co., Inc., a wholly owned subsidiary of Palco

California Permits:  The Permits issued by California pursuant to the HCP

Cases:  The Chapter 11 proceedings of the Debtors

Cave action: An action entitled Steve Cave, et al. v. Gary Clark, et al. (No.
DR0220719) pending in the Superior Court of Humboldt County, California

CDF:  California Department of Forestry and Fire Protection

CEQA: California Environmental Quality Act

CESA:  California Endangered Species Act

Class A Preferred Stock: The Company's Class A $.05 Non-Cumulative Participating
Convertible Preferred Stock

Code:  The United States Bankruptcy Code

Common Stock: The Company's $0.50 par value common stock

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

Elk River Order: Clean up and abatement order issued to Palco by the North Coast
Water Board for the Elk River watershed

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

Federal Permits: The Permits issued by the federal government pursuant to the
HCP

Federated: Federated Development Company, a principal stockholder of the Company now known as Giddeon Holdings, Inc.

Filing Date: With respect to any particular Debtor, the date on which such
Debtor filed its Case

FIN 46: FASB Interpretation No. 46, "Consolidation of Variable Interest
Entities"

FIN 46R: FASB Interpretation No. 46, Revised December 2003

FireRock, LLC: A 50% owned joint venture which develops and manages a real estate project in Arizona

Forest Practice Act: The California Forest Practice Act

GIS:  Geographical information system

GPS:   Global Positioning System

Harvest Value Schedule: A schedule setting forth SBE Prices which is published bi-annually by the California State Board of Equalization for purposes of computing yield taxes on timber sales

HCP: The habitat conservation plan covering multiple species approved in March
1999 in connection with the consummation of the Headwaters Agreement

Headwaters Agreement: The September 1996 agreement between Palco, Scotia LLC,
Salmon Creek, the United States and California which provided the framework for the acquisition by the United States and California of the Headwaters
Timberlands

Headwaters Timberlands: Approximately 5,600 acres of Palco timberlands consisting of two forest groves commonly referred to as the Headwaters Forest and the Elk Head Springs Forest which were sold to the United States and
California in March 1999

Humboldt DA action: A civil suit filed in the Superior Court of Humboldt County,
California, by the District Attorney of Humboldt County entitled The People of the State of California v. Pacific Lumber, Scotia Pacific Holding Company and
Salmon Creek Corporation (No. DR030070)

HWC 2002 lawsuit: An action entitled Humboldt County Watershed Council, et al.
v. North Coast Regional Water Quality Control Board, et al. (No. CV03-0438),
naming Palco as real party in interest, which had been pending in the Superior
Court of Humboldt County, California

HWC 2003 lawsuit: An action entitled Humboldt County Watershed Council, et al.
v. North Coast Regional Water Quality Control Board, et al. (No. CV03096),
naming Palco as real party in interest, pending in the Superior Court of
Humboldt County, California

Junior Preferred Stock: $0.50 par value Class B Junior Participating Preferred
Stock of the Company

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

Lakepointe Assets: Lakepointe Assets Holdings LLC, an indirect wholly owned subsidiary of the Company

Lakepointe Notes: The 7.56% notes of Lakepointe Assets and its subsidiaries' due
June 8, 2021

LIBOR:  London Inter Bank Offering Rate

Master Purchase Agreement: The agreement between Palco and Scotia LLC that governs all purchases of logs by Palco from Scotia LLC

MAXXAM Parent: MAXXAM Inc., excluding its subsidiaries

MGHI:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of the Company

MGHI Notes: 12% Senior Secured Notes of MGHI

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of MGHI

Motel Assets: Motel Assets Holdings LLC, an indirect wholly owned subsidiary of the Company

Motel Notes: The 7.03% notes of Motel Assets and its subsidiaries' due May 1, 2018

MPC:  MAXXAM Property Company, a wholly-owned subsidiary of the Company

North Coast Water Board:  North Coast Regional Water Quality Control Board

Old growth: Trees which have been growing for approximately 200 years or longer

Original Debtors: Kaiser, KACC and the 15 subsidiaries of KACC that filed petitions for reorganization on February 12, 2002

OTS:  The United States Department of Treasury's Office of Thrift Supervision

OTS action: A formal administrative proceeding initiated by the OTS against the
Company and others on December 26, 1995

Palco:  The Pacific Lumber Company, a wholly owned subsidiary of MGI

Palco Companies: Palco, Scotia LLC and Salmon Creek LLC, another Palco subsidiary, collectively

Palco Credit Agreement: January 2004 revolving credit facility between Palco and a bank which provides for borrowings up to $35.0 million

Palco Timberlands: The Scotia LLC Timberlands and the timberlands owned by Palco

Palmas: Palmas del Mar, a master-planned residential community and resort located on the southeastern coast of Puerto Rico near Humacao

Palmas Notes: The 7.12% notes due December 20, 2030 of Palmas Country Club Inc., an indirect wholly owned subsidiary of the Company

PDMPI: Palmas del Mar Properties, Inc., a wholly owned subsidiary of the Company

Permits: The incidental take permits issued by the United States and California pursuant to the HCP

PSLRA:  Private Securities Litigation Reform Act of 1995

QAL:  Queensland Alumina Limited, a 20% owned equity investee of Kaiser

Racing Act: Texas Racing Act and related regulations

Racing Commission: Texas Racing Commission

Required Liquidity Amount: One year's interest on the aggregate outstanding balance of the Timber Notes

Respondents:   The Company, Federated, Mr. Charles Hurwitz and others

Rights: The Series A and B Rights

Salmon Creek:  Salmon Creek LLC, a wholly owned subsidiary of Palco

Sanctions Motion: A counterclaim to the FDIC action filed on May 31, 2000, by the Company, Federated and Mr. Hurwitz

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

Scotia LLC: Scotia Pacific Company LLC, a limited liability company wholly owned by Palco

Scotia LLC Line of Credit: The agreement between a group of lenders and Scotia
LLC pursuant to which Scotia LLC may borrow in order to pay up to one year's interest on the Timber Notes

Scotia LLC Timber: The timber in respect of the Scotia LLC Timberlands and the
Scotia LLC Timber Rights

Scotia LLC Timberlands: Approximately 204,000 acres of timberlands owned by
Scotia LLC

Scotia LLC Timber Rights: Scotia LLC's exclusive right to harvest on approximately 12,200 acres of timberlands owned directly by Palco

Series A Right: The Company's Series A Preferred Stock Purchase Right

Series B Right: The Company's Series B Preferred Stock Purchase Right

Services Agreement: The agreement between Palco and Scotia LLC regarding services to be provided to Scotia LLC by Palco

SFAS: Statement of Financial Accounting Standards

SFAS No. 66: SFAS No. 66, "Accounting for Sales of Real Estate"

SFAS No. 115: SFAS No. 115, "Accounting for Certain Investments in Debt and
Equity Securities"

SFAS No. 132 (revised 2003): SFAS No. 132 (Revised 2003), "Employers'
Disclosures about Pensions and Other Postretirement Benefits - an amendment of
FASB Statements No. 87, 88, and 106"

SHRP, Ltd.:  Sam Houston Race Park, Ltd., a wholly-owned subsidiary of the Company

SOP 90-7: American Institute of Certified Public Accountants Statement of
Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the
Bankruptcy Code"

State Water Board: California State Water Resources Control Board

SunRidge Canyon LLC: A 50% owned joint venture which has developed and manages a real estate project in Arizona

SYP: The sustained yield plan approved in March 1999, in connection with the consummation of the Headwaters Agreement

take: Adverse impacts on species which have been designated as endangered or threatened

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
(No. 99CS00626) pending in the Superior Court of Sacramento County, California

young growth: Trees which have been growing for less than 200 years