Form 10-Q
period 2004-03-31
MAXXAM INC
filed 2004-05-11
CIK 63814

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

    Number of shares of common stock outstanding at April 30, 2004: 5,976,466

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
                    Condensed Notes to Consolidated Financial Statements

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                        Results of Operations

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Item 4.   Controls and Procedures

PART II. - OTHER INFORMATION

          Item 1.   Legal Proceedings
          Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
          Item 6.   Exhibits and Reports on Form 8-K
          Signatures

APPENDIX A - GLOSSARY OF DEFINED TERMS

                          MAXXAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                          MARCH 31,    DECEMBER 31,
                                                                                            2004           2003
                                                                                        ------------   ------------
                                                                                                (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents........................................................... $      21.6    $      35.0
   Marketable securities and other short-term investments..............................       122.2          116.9
   Receivables:
      Trade, net of allowance for doubtful accounts of $0.5 and $0.4, respectively.....        14.1           12.4
      Other............................................................................         3.2            2.6
   Inventories:
      Lumber...........................................................................        22.8           17.7
      Logs.............................................................................         6.2           11.8
   Prepaid expenses and other current assets...........................................        28.2           31.6
                                                                                        ------------   ------------
        Total current assets...........................................................       218.3          228.0
Property, plant and equipment, net of accumulated depreciation of $170.9 and
   $164.6, respectively................................................................       374.4          367.9
Timber and timberlands, net of accumulated depletion of $216.2 and $214.2,
   respectively........................................................................       217.4          217.9
Real estate............................................................................        69.3           68.1
Deferred income taxes..................................................................        95.2           95.2
Restricted cash, marketable securities and other investments...........................        28.6           43.6
Long-term receivables and other assets.................................................        41.1           40.1
                                                                                        ------------   ------------
                                                                                        $   1,044.3    $   1,060.8
                                                                                        ============   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable.................................................................... $       9.8    $      10.8
   Accrued interest....................................................................        12.0           25.8
   Accrued compensation and related benefits...........................................        13.7           12.8
   Other accrued liabilities...........................................................        24.0           23.4
   Short-term borrowings and current maturities of long-term debt......................        61.1           28.5
                                                                                        ------------   ------------
        Total current liabilities......................................................       120.6          101.3
Long-term debt, less current maturities................................................       935.5          953.5
Accrued pension and other postretirement benefits......................................        33.6           32.9
Losses in excess of investment in Kaiser...............................................       516.2          516.2
Other noncurrent liabilities...........................................................        60.9           58.8
                                                                                        ------------   ------------
        Total liabilities..............................................................     1,666.8        1,662.7
                                                                                        ------------   ------------

Commitments and contingencies (see Note 9)

Stockholders' deficit:
   Preferred stock, $0.50 par value; $0.75 liquidation preference; 12,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible
      Preferred Stock; 669,040 shares issued; 668,195 shares outstanding...............         0.3            0.3
   Common stock, $0.50 par value; 28,000,000 shares authorized; 10,063,359 shares
      issued; 5,976,466 shares outstanding.............................................         5.0            5.0
   Additional capital..................................................................       225.3          225.3
   Accumulated deficit.................................................................      (640.1)        (619.8)
   Accumulated other comprehensive loss................................................       (88.3)         (88.0)
   Treasury stock, at cost (shares held:  preferred - 845; common - 4,086,893) ........      (124.7)        (124.7)
                                                                                        ------------   ------------
        Total stockholders' deficit....................................................      (622.5)        (601.9)
                                                                                        ------------   ------------
                                                                                        $   1,044.3    $   1,060.8
                                                                                        ============   ============

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
             (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE INFORMATION)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                         --------------------------
                                                                                             2004          2003
                                                                                         ------------  ------------
                                                                                                (Unaudited)

Net sales:
   Forest products.....................................................................  $      43.4   $      45.3
   Real estate.........................................................................         11.0          14.0
   Racing..............................................................................         14.5          15.6
                                                                                         ------------  ------------
                                                                                                68.9          74.9
                                                                                         ------------  ------------
Cost and expenses:
   Cost of sales and operations:
      Forest products..................................................................         32.0          32.4
      Real estate......................................................................          4.6           6.6
      Racing...........................................................................         11.5          12.2
   Selling, general and administrative expenses........................................         18.7          15.3
   Losses on sales of timberlands and other assets.....................................            -           0.5
   Depreciation, depletion and amortization............................................          8.7           9.1
                                                                                         ------------  ------------
                                                                                                75.5          76.1
                                                                                         ------------  ------------

Operating income (loss):
   Forest products.....................................................................         (0.3)          0.8
   Real estate.........................................................................         (1.8)         (0.7)
   Racing..............................................................................          0.6           0.6
   Corporate...........................................................................         (5.1)         (1.9)
                                                                                         ------------  ------------
                                                                                                (6.6)         (1.2)
Other income (expense):
   Investment and interest income......................................................          3.8           1.3
   Other income........................................................................          1.3           8.7
   Interest expense....................................................................        (18.2)        (18.7)
   Amortization of deferred financing costs............................................         (0.6)         (0.6)
                                                                                         ------------  ------------
Loss before income taxes...............................................................        (20.3)        (10.5)
Provision for income taxes.............................................................            -             -
                                                                                         ------------  ------------
Net loss...............................................................................  $     (20.3)  $     (10.5)
                                                                                         ============  ============

Basic and diluted loss per common and common equivalent share..........................  $     (3.40)  $     (1.61)
                                                                                         ============  ============

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                             ----------------------
                                                                                                2004        2003
                                                                                             ----------  ----------
                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss................................................................................  $   (20.3)  $   (10.5)
   Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation, depletion and amortization................................................        8.7         9.1
   Losses on sales of timberlands and other assets.........................................          -         0.5
   Other...................................................................................       (2.4)       (0.3)
      Increase (decrease) in cash resulting from changes in:
        Receivables........................................................................       (2.9)       (9.5)
        Inventories........................................................................        0.5           -
        Prepaid expenses and other assets..................................................        2.0         2.8
        Accounts payable...................................................................       (0.7)       (1.4)
        Other accrued liabilities..........................................................        1.1        (2.2)
        Accrued interest...................................................................      (13.8)      (14.1)
        Long-term assets and long-term liabilities.........................................        3.4         2.9
        Other..............................................................................       (0.6)        1.0
                                                                                             ----------  ----------
        Net cash used for operating activities.............................................      (25.0)      (21.7)
                                                                                             ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from dispositions of property and investments..............................          -         0.7
   Net purchases of marketable securities and other investments............................       (2.3)       (0.4)
   Capital expenditures....................................................................      (14.2)       (3.5)
   Other...................................................................................        0.3           -
                                                                                             ----------  ----------
        Net cash used for investing activities.............................................      (16.2)       (3.2)
                                                                                             ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of long-term debt...............................................        0.5         0.2
   Redemptions, repurchases of and principal payments on long-term debt....................      (15.5)      (14.7)
   Borrowings (repayments) under revolving and short-term credit facilities................       33.3        14.7
   Restricted cash withdrawals, net........................................................       10.1        10.2
   Other...................................................................................       (0.6)          -
                                                                                             ----------   ---------
        Net cash provided by financing activities..........................................       27.8        10.4
                                                                                             ----------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS..................................................      (13.4)      (14.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.......................................       35.0        45.6
                                                                                             ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.............................................  $    21.6   $    31.1
                                                                                             ==========  ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Repurchases of debt using restricted cash...............................................  $     3.6   $       -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest..............................................  $    32.1   $    32.8

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the
Form 10-K. Any capitalized terms used but not defined in these Condensed Notes to Consolidated Financial Statements are defined in the "Glossary of Defined
Terms" contained in Appendix A. All references to the "Company" include MAXXAM
Inc. and its majority and wholly owned subsidiaries (but exclusive of Kaiser and its subsidiaries), unless otherwise indicated or the context indicates otherwise. All references to "Kaiser," "MGHI," "Palco," "MPC" and "SHRP, Ltd."
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
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2004, the consolidated results of operations for the three months ended March 31, 2004 and 2003, and the consolidated cash flows for the three months ended March 31, 2004 and 2003.

      Reclassifications
      Certain reclassifications have been made to prior periods' consolidated financial statements to be consistent with the current period's presentation.
Pari-mutuel commissions for the Company's racing segment have been reclassified and presented on a gross basis to reflect current industry reporting practice.
These revenues were previously reported net of pari-mutuel costs and expenses.
Pari-mutuel costs and expenses have been reclassified as costs of sales and operations in the Consolidated Statement of Operations.

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

      The Company expects it will consider reversal of its losses in excess of its investment in Kaiser when either: (1) Kaiser's bankruptcy is resolved and the amount of the Company's remaining investment in Kaiser is determined or (2)
the Company disposes of its shares of Kaiser common stock. Accordingly, these consolidated financial statements do not reflect any adjustments related to the deconsolidation of Kaiser other than presenting the Company's investment in
Kaiser using the cost method. When either of the events described above occurs, the Company will re-evaluate the appropriate accounting treatment of its investment in Kaiser based upon the facts and circumstances at such time. It is likely that the Company's ownership interest in Kaiser will be cancelled. In such event, the Company will reverse the $516.2 million of losses in excess of its investment in Kaiser, and recognize the entire amount in income for the period. Such benefit would be reduced, however, by losses, if any, which the
Company estimates it would be obligated to fund. See Note 8 for further discussion of the Company's investment in Kaiser.

2.    NEW ACCOUNTING STANDARDS

      In January 2004, the FASB issued FSP FAS 106-1 related to the Prescription
Drug Act. FSP FAS 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Prescription Drug Act. The Company's postretirement health care plans include a prescription drug benefit, and the
Company has elected to make such a deferral. Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost included in the Company's financial statements or accompanying notes do not reflect the effects of the Prescription Drug Act on the Company's plans.
Specific guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

3.    SEGMENT INFORMATION AND OTHER ITEMS

      Net sales and operating income (loss) for each reportable segment are presented in the Consolidated Statement of Operations. Operating income (loss)
for "Corporate" represents general and administrative expenses not directly attributable to the reportable segments. The amounts reflected in the
"Corporate" column also serve to reconcile the total of the reportable segments'
amounts to totals in the Company's consolidated financial statements.

      The following table presents certain other unaudited financial information by reportable segment (in millions).

                                                                 REPORTABLE SEGMENTS
                                                             ---------------------------
                                                               FOREST    REAL                         CONSOLIDATED
                                                              PRODUCTS  ESTATE   RACING    CORPORATE      TOTAL
                                                             ---------  ------  --------  ----------- -------------
Depreciation, depletion and amortization for the
   three months ended:

   March 31, 2004..........................................  $    4.8   $ 3.5   $   0.4   $       -  $         8.7
   March 31, 2003..........................................       5.1     3.6       0.4           -            9.1

Total assets as of:
   March 31, 2004..........................................     473.6    355.0     33.5       182.2        1,044.3
   December 31, 2003.......................................     483.6    359.5     33.6       184.1        1,060.8

      Corporate
      In connection with a suit filed by the Company against a group of its insurers in which it sought reimbursement of expenses related to the OTS and
FDIC actions, the Company settled with the insurers for $8.0 million in the first quarter of 2003. This amount is reflected in other income in the
Consolidated Statement of Operations.

4.    RESTRICTED CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      In addition to the non-current restricted cash, marketable securities and other investments reflected on the Company's balance sheet, the following current amounts are restricted under various agreements (in millions):

                                                                                          MARCH 31,    DECEMBER 31,
                                                                                             2004          2003
                                                                                         -----------  -------------

Cash and cash equivalents..............................................................  $      1.7   $        4.0
Marketable securities and other short-term investments.................................        23.3           22.2

5.    DEBT

      At March 31, 2004, $12.0 million in borrowings and $0.3 million in letters of credit were outstanding under the Palco Credit Agreement. In accordance with the agreement, Palco is required to maintain borrowings of at least $12.0 million through February 12, 2005. Palco had $7.6 million of unused availability at March 31, 2004. With respect to the first quarter of 2004, Palco did not meet certain quarterly earnings thresholds required under a covenant of the Palco
Credit Agreement; however, the lender granted Palco a waiver with respect to such matter.

      At March 31, 2004, Scotia LLC had unused availability of $35.8 million under the Scotia LLC Line of Credit, and there was $21.7 million outstanding under this facility.

      In March 2004, $3.6 million of funds from the SAR Account were used to repurchase $3.8 million principal amount of Timber Notes, as permitted under the
Timber Notes Indenture, resulting in a small gain (net of unamortized deferred financing costs) on the repurchase of debt, which is included in investment, interest and other income in the accompanying financial statements.

6.    INCOME TAXES

      The Company generated a loss before income taxes of $20.3 million for the first quarter of 2004; however, the Company has recorded no tax benefit associated with the loss for this period. Each period, the Company evaluates appropriate factors in determining the realizability of the deferred tax assets attributable to losses and credits generated in the current period and those being carried forward. These factors are discussed further in Note 10 to the
Company's consolidated financial statements included in the Form 10-K. Based on this evaluation, the Company provided valuation allowances with respect to the deferred tax assets attributable to the losses and credits generated during the three months ended March 31, 2004. These valuation allowances were in addition to the valuation allowances which were provided in prior years.

7.    EMPLOYEE BENEFIT PLANS

      The components of pension and other postretirement benefits expense are as follows (in millions):

                                                                            PENSION BENEFITS        MEDICAL/LIFE
                                                                          --------------------  -------------------
                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                          -----------------------------------------
                                                                             2004       2003      2004       2003
                                                                          ---------  ---------  --------  ---------
Components of net periodic benefit costs:
   Service cost.......................................................... $    0.7   $    0.7   $   0.1   $    0.1
   Interest cost.........................................................      1.3        1.3       0.2        0.2
   Expected return on assets.............................................     (1.3)      (1.2)        -          -
   Amortization of prior service costs...................................        -          -      (0.1)         -
   Recognized net actuarial (gain) loss..................................        -          -         -          -
                                                                          ---------  ---------  --------  ---------
   Net periodic benefit costs............................................ $    0.7   $    0.8   $   0.2   $    0.3
                                                                          =========  =========  ========  =========

      Management estimates that contributions to the Company's benefit plans during 2004 will be $1.6 million. Through April 30, 2004, the Company had contributed $0.1 million to such plans.

8.    INVESTMENT IN KAISER

      As discussed further in the Form 10-K, Kaiser, its wholly owned subsidiary, KACC, and 24 of KACC's subsidiaries have filed separate voluntary petitions in the Bankruptcy Court for reorganization under Chapter 11 of the
Code. The Debtors currently believe that it is likely that substantially all pre-Filing Date claims will be settled at less than 100% of their face value and the equity of Kaiser's stockholders, including the Company, will likely be cancelled without consideration.

      As provided by the Code, the Original Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date.
The Bankruptcy Court has subsequently approved several extensions of the exclusivity period for all Debtors. The Debtors have pending motions to extend the exclusivity period to May 31, 2004, for certain Debtors, and June 30, 2004, for the remaining Debtors. Kaiser has indicated that additional extensions are likely to be sought. However, no assurance can be given that any future extension requests will be granted by the Bankruptcy Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite number of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

      Kaiser's common stock is publicly traded on the OTC Bulletin Board under the trading symbol "KLUCQ." The market value for the 50,000,000 Kaiser Shares, based on the price per share quoted at the close of business on April 30, 2004, was $4.5 million. There can be no assurance that such value would be realized should the Kaiser Shares be sold.

      Since Kaiser's results are no longer consolidated with the Company's results, and the Company believes it is not probable that it will be obligated to fund losses related to its investment in Kaiser under principles of consolidation, any material uncertainties related to Kaiser are not expected to impact the Company's financial results.

9.    CONTINGENCIES

      FOREST PRODUCTS OPERATIONS
      Regulatory and environmental matters play a significant role in the
Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality.

      Environmental Plans
      From March 1999 until October 2002, the Company prepared THPs in accordance with the SYP. The SYP was intended to comply with regulations of the
California Board of Forestry and Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period would not exceed the average annual growth level during the last decade of the 100-year planning period. The forest practice rules allow companies which do not have a sustained yield plan to follow an alternative procedure. As discussed below, on October 31, 2003, the
Court hearing the EPIC-SYP/Permits lawsuit entered a judgment invalidating the
SYP and the California Permits. As a result of this case, Palco has since
October 2002 been obtaining review and approval of THPs under this alternative procedure and expects to follow this procedure for the foreseeable future.

      The HCP and related Federal Permits allow incidental "take" of certain federally-listed species located on the Company's timberlands so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The HCP and Federal Permits have terms of 50 years. Since the consummation of the Headwaters Agreement in
March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work could continue for several more years.

      Water Quality
      Laws and regulations dealing with water quality are impacting the Company primarily in three areas: efforts by the EPA and the North Coast Water Board to establish TMDLs in water courses that have been declared to be water quality impaired; actions by the North Coast Water Board to impose waste discharge reporting requirements in respect of watersheds on the Company's timberlands and in some cases, clean-up or prevention measures; and other actions by the North
Coast Water Board during the THP approval process which impose certain operational requirements on individual THPs.

      Under the California Water Quality Act and the CWA, the EPA is required to establish the TMDLs in water courses that have been declared to be "water quality impaired." The EPA and the North Coast Water Board are in the process of establishing TMDLs for many northern California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. The final
TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

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
In addition, the North Coast Water Board has extended the requirements for certain mitigation and erosion control practices to the Bear, Jordan and Stitz watersheds. Reporting and mitigation requirements imposed by the North Coast
Water Board have modestly increased operating costs and may in the future further increase costs, cause delays in THP approvals or lower harvest levels.
In addition, the North Coast Water Board has issued the Elk River Order for the
Elk River watershed which is aimed at addressing existing sediment production sites through clean up actions. The North Coast Water Board has also initiated the process which could result in similar orders for the Freshwater and Bear
Creek watersheds, and is contemplating similar actions for the Jordan and Stitz
Creek watersheds. The Elk River Order, as well as additional orders in the other watersheds (should they be issued), could result in significant costs to Palco beginning in 2004 that could extend over a number of years. Palco's appeal of the Elk River Order to the State Water Board was denied. Palco is in the process of appealing in state court the decision of the State Water Board. These matters could reduce harvest levels as Palco is not able to readily move its harvesting activities between watersheds due to, among other things, historic harvest patterns, adjacency restrictions, and the age classes of trees.

      Effective January 1, 2004, California Senate Bill 810 provides regional water quality control boards with additional authority related to the approval of THPs on land within impaired watersheds. The Company is uncertain of the operational and financial effects which will ultimately result from Senate Bill
810; however, because substantially all rivers and waterbodies on the Company's timberlands are classified as impaired, implementation of this law could result in delays in obtaining approvals of THPs, lower harvest levels and increased costs and additional protection measures beyond those contained in the HCP.

      Timber Harvest Litigation
      A California state court has invalidated the SYP in connection with two lawsuits filed against Palco, as described below, which decision has been appealed. Other actions are pending which seek to prevent the Company from implementing the HCP, implementing certain of the Company's approved THPs, or carrying out certain other operations.

      In March 1999, the EPIC-SYP/Permits lawsuit was filed. This action alleged, among other things, various violations of the CESA and the California
Environmental Quality Act, and challenged, among other things, the validity and legality of the SYP and the California Permits. The plaintiffs sought, among other things, to set aside California's approval of the SYP and the California
Permits and injunctive relief to prevent implementation of THPs approved in reliance upon these documents. In March 1999, the USWA lawsuit, a similar action, was filed challenging the validity and legality of the SYP. The
EPIC-SYP/Permits and USWA lawsuits were consolidated for trial. On October 31,
2003, the Court entered a judgment invalidating the SYP and the California
Permits due to several deficiencies in agency procedures and the failure of
Palco to submit a complete and comprehensible SYP. The Court's decision, however, allowed for harvesting on THPs which rely on the SYP and were approved prior to July 23, 2003. The short-term effect of the ruling was to preclude approval, under the SYP, of a small number of THPs which were under review but had not been approved, and a minor reduction in 2003 harvesting that had been expected from these specific THPs. As a result of this case, Palco has since
October 2002 been obtaining review and approval of new THPs under a procedure provided for in the forest practice rules that does not depend upon the SYP and the California Permits and expects to follow this procedure for the foreseeable future. On November 19, 2003, Palco appealed the October 31, 2003, decision. On
January 29, 2004, the plaintiffs in these lawsuits filed claims against the defendants totaling $5.8 million for reimbursement of attorneys fees and other expenses incurred in connection with these matters.

      In July 2001, the Bear Creek lawsuit was filed and later amended to add the EPA as a defendant. The lawsuit alleges that Palco's harvesting and other forestry activities under certain of its approved THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,500 per day for the defendant's alleged continued violation of the CWA. On October 14, 2003, in connection with certain motions that had been filed, the Court upheld the validity of an EPA regulation which exempts harvesting and other forestry activities from certain discharge requirements. Both state and federal agencies, along with Palco and other timber companies, have relied upon this regulation for more than 25 years. However, the Court interpreted the regulation in such a way as to narrow the forestry operations which are exempted, thereby limiting the regulation's applicability and subjecting culverts and ditches to permit requirements. This ruling has widespread implications for the timber industry in the United States. The case is not yet final as the trial has not yet been held, and there are many unresolved issues involving interpretation of the Court's decision and its application to actual operations. Should the decision ultimately become final and held to apply to all Palco's timber operations, it may have some or all of the following effects: impose additional permitting requirements, delay approvals of THPs, increase harvesting costs, and add water protection measures beyond those contained in the HCP. Nonetheless, it is not likely that civil penalties will be awarded for operations that occurred prior to the Court's decision due to the historical reliance by timber companies on the regulation and the Company's belief that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. While the impact of a conclusion to this case that upholds the October 14, 2003, ruling may be adverse, the Company does not believe that such an outcome would have a material adverse impact on the Company's consolidated financial condition, results of operations or liquidity. Nevertheless, due to the numerous ways in which the
Court's interpretation of the regulation could be applied to actual operations, there can be no assurance that this will be the case. The Court denied a motion by Palco requesting that the Court permit an intermediate appeal of its October
14 ruling.

      On November 20, 2002, the Cook and the Cave actions were filed which name
Palco and certain affiliates as defendants. On April 4, 2003, the plaintiffs in these actions filed amended complaints and served the defendants with notice of the actions. The Cook action alleges, among other things, that defendants'
logging practices have contributed to an increase in flooding along Freshwater
Creek (which runs through Palco's timberlands), resulting in personal injury and damage to the plaintiffs' properties. Plaintiffs further allege that in order to have THPs approved in the affected areas, the defendants engaged in certain unfair business practices. The plaintiffs seek, among other things, compensatory and exemplary damages, injunctive relief, and appointment of a receiver to ensure that the watershed is restored. The Cave action contains similar allegations and requests similar relief with respect to the Elk River watershed
(a portion of which is contained on Palco's timberlands). The Company does not believe the resolution of these actions should result in a material adverse effect on its financial condition, results of operations or liquidity.

      On February 25, 2003, the District Attorney of Humboldt County filed the
Humboldt DA action. The suit was filed under California's unfair competition law and alleges that Pacific Lumber, Scotia LLC and Salmon Creek used certain unfair business practices in connection with completion of the Headwaters Agreement, and that this resulted in the ability to harvest significantly more trees under the Environmental Plans than would have otherwise been the case. The suit sought a variety of remedies including a civil penalty of $2,500 for each additional tree that has been or will be harvested due to this alleged increase in harvest, as well as restitution and an injunction in respect of the additional timber harvesting allegedly being conducted. In response to motions filed by Palco for sanctions and dismissal of this suit, on April 30, 2004, the Court issued a ruling requiring the District Attorney to amend his suit to prove that
"extrinsic" fraud occurred. In addition, the Court eliminated the remedies being sought, other than for civil penalties, and suggested that it would be inappropriate to base civil penalties on the additional trees harvested. The
Court also ruled that it declined "at this juncture" to impose sanctions on the
District Attorney. The Company believes that this suit is without merit and that the April 30 ruling diminished significantly its exposure with respect to this matter; however, there can be no assurance that Palco will ultimately prevail or that an adverse outcome would not be material to the Company's consolidated financial position, results of operations and/or liquidity.

      On December 17, 2003, the HWC 2003 lawsuit, naming Palco as a real party in interest, was filed. The plaintiffs allege that the North Coast Water Board should have required waste discharge reports in respect of all timber harvesting activities in the Freshwater and Elk River watersheds, and are seeking to have this requirement imposed on Palco. The Company does not believe that the resolution of this action should result in a material adverse effect on its financial condition, results of operations or liquidity.

      On November 16 2001, Palco filed the THP No. 520 lawsuit alleging that the
State Water Board had no legal authority to impose mitigation measures that were requested by the staff of the North Coast Water Board during the THP review process and rejected by the CDF. When the staff of the North Coast Water Board attempted to impose these mitigation measures in spite of the CDF's decision,
Palco appealed to the State Water Board, which imposed certain of the requested mitigation measures and rejected others. Palco filed the THP No. 520 lawsuit challenging the State Water Board's decision, and in January 2003, the Superior
Court granted Palco's request for an order invalidating the imposition of these additional measures. The State Water Board appealed this decision and on March
18, 2004 the appellate court reversed the decision of the Superior Court. The appellate court's decision could result in increased demands by the regional and state water boards and their staffs to impose controls and limitations upon
Palco's timber harvesting beyond those provided for by the Environmental Plans or could provide additional regulatory powers to the regional and state water boards and their staffs beyond those provided in Senate Bill 810. Palco has filed a petition for review of the appellate court's decision by the California
Supreme Court.

      OTS Contingency and Related Matters
      In 1995, the OTS initiated the OTS action against the Respondents and others with respect to the failure of USAT). The OTS sought damages ranging from
$326.6 million to $821.3 million under various theories. On October 17, 2002, the OTS action was settled for $0.2 million and with no admission of wrongdoing on the part of the Respondents. Also in 1995, the FDIC filed the FDIC action alleging damages in excess of $250.0 million based on the allegation that Mr.
Hurwitz was a controlling shareholder, de facto senior officer and director of
USAT, and was involved in certain decisions which contributed to the insolvency of USAT. The FDIC action has been dismissed as a result of the settlement of the
OTS action. This dismissal does not affect the motion for sanctions described in the following paragraph.

      In connection with the FDIC action, the Respondents filed the Sanctions
Motion which states that the FDIC illegally paid the OTS to bring claims against the Respondents and that the FDIC illegally sued for an improper purpose. The
Respondents are seeking as a sanction to be made whole for the attorneys' fees they have paid (plus interest) in connection with the OTS and FDIC actions. As of March 31, 2004, such fees were in excess of $40.5 million. The Respondents are pursuing this claim vigorously.

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

      Other Matters
      On January 21, 2004, the owner of the Candelero Hotel located at Palmas filed a lawsuit against PDMPI claiming an easement on certain property owned by
PDMPI. The court subsequently ruled that the hotel owner has rights to the easement. PDMPI has filed a motion for reconsideration of the court's ruling.
The lawsuit also included a claim for damages; however, the Company does not believe that the resolution of this matter will result in a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

10.   STOCK-BASED COMPENSATION PLANS

      Stock options issued to employees and outside directors are accounted for under the intrinsic value method of accounting as defined by APB Opinion No. 25 and related interpretations. The Company has not changed to the fair value based method of accounting for stock-based employee compensation. The following table illustrates the effect on net income and earnings per share had the Company accounted for its stock options under the fair value method of accounting (in millions, except per share information):

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                           ------------------------
                                                                                               2004         2003
                                                                                           -----------  -----------
Net loss, as reported..................................................................... $    (20.3)  $    (10.5)
   Add: Stock-based employee compensation expenses included in reported net
      loss, net of related tax effects....................................................        2.2            -
   Deduct: Total stock-based employee compensation expense determined under the fair value
      method for all awards, net of related tax effects...................................       (0.5)        (0.4)
                                                                                           -----------  -----------
Pro forma net loss........................................................................ $    (18.6)  $    (10.9)
                                                                                           ===========  ===========

Basic and diluted loss per share:
   As reported............................................................................ $    (3.40)  $    (1.61)
   Pro forma..............................................................................      (3.10)       (1.68)

11.   PER SHARE INFORMATION

      The weighted average number of shares used to determine basic and diluted earnings per share was:

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                         --------------------------
                                                                                             2004          2003
                                                                                         ------------  ------------
Weighted average shares outstanding:
   Common Stock........................................................................    5,976,466     6,527,671
   Effect of dilution:
      Class A Preferred Stock (1)......................................................           -             -
                                                                                         ------------  ------------
Weighted average number of common and common equivalent
   shares - Basic .....................................................................    5,976,466     6,527,671
   Effect of dilution:
      Stock options (1)................................................................           -             -
                                                                                         ------------  ------------
Weighted average number of common and common equivalent
   shares - Diluted....................................................................    5,976,466     6,527,671
                                                                                         ============  ============
------------------

(1)     The Class A Preferred Stock and options were not included in the computation of basic or diluted earnings per share because the Company had a loss for the three months ended March 31, 2004 and 2003, respectively.

12.   COMPREHENSIVE LOSS

      The following table sets forth comprehensive loss (in millions).

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                             ----------------------
                                                                                                2004        2003
                                                                                             ----------  ----------
Net loss:..................................................................................  $   (20.3)  $   (10.5)
   Other comprehensive income (loss):
      Unrealized gains (losses) on available-for-sale investments..........................       (0.3)        0.3
      Applicable income tax benefit (expense)..............................................          -           -
                                                                                             ----------  ----------
Total comprehensive loss...................................................................  $   (20.6)  $   (10.2)
                                                                                             ==========  ==========

13.   SUBSEQUENT EVENT

      In April 2004, a subsidiary of the Company and a third party real estate development company formed a joint venture to develop a residential parcel located in the Mirada development. In connection with the formation of the joint venture, the Company sold a 50% interest in the parcel for $4.5 million and contributed the remainder of the parcel to the joint venture in return for a 50%
interest. The Company expects to account for the joint venture under the equity method.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

      The following should be read in conjunction with the financial statements in Part I. Item 1. of this Report and Item 7. "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and Item 8.
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

RESULTS OF OPERATIONS

      The Company operates in three industries: forest products, through MGI and its wholly owned subsidiaries, principally Palco, Scotia LLC and Britt; real estate investment and development, through various subsidiaries; and racing operations through SHRP, Ltd. MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company. In addition, the Company owns approximately 63% of
Kaiser, an integrated aluminum producer. All references to the "Company,"
"Kaiser," "MGHI," "MGI," "Palco," "MPC" and "SHRP, Ltd." refer to the respective companies and their subsidiaries, unless otherwise indicated or the context indicates otherwise.

      CONSOLIDATED OPERATIONS

      Selected Operational Data

      The following table presents selected financial information for the three months ended March 31, 2004 and 2003 for the Company's consolidated operations.

                                                                                                THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                              ---------------------
                                                                                                 2004       2003
                                                                                              ---------- ----------
                                                                                               (IN MILLIONS OF DOLLARS)

Net sales...................................................................................  $    68.9  $    74.9
Costs and expenses..........................................................................      (75.5)     (75.6)
Gains (losses) on sales of timberlands and other assets.....................................          -       (0.5)
                                                                                              ---------- ----------
Operating loss..............................................................................       (6.6)      (1.2)
Other income (expenses), net................................................................        5.1       10.0
Interest expense............................................................................      (18.8)     (19.3)
                                                                                              ---------- ----------
Loss before income taxes....................................................................  $   (20.3) $   (10.5)
                                                                                              ========== ==========

      Deconsolidation of Kaiser
      See Notes 1 and 8 for information regarding the deconsolidation of
Kaiser's financial results and the Company's investment in Kaiser.

      OVERVIEW OF CONSOLIDATED RESULTS OF OPERATIONS

      Net Sales
      Consolidated net sales for the first quarter of 2004 totaled $68.9 million, compared to $74.9 million for the first quarter of 2003. Net sales for the Company's forest products segment decreased $1.9 million due primarily to an unfavorable shift in the mix of lumber sold from higher priced redwood to
Douglas-fir, which resulted from the lower availability of redwood logs. Net sales for the real estate segment decreased $3.0 million principally due to lower sales of real estate acreage at Palmas. Net sales for the racing segment decreased $1.1 million due to lower attendance.

      Operating Loss
      The Company recorded an operating loss of $6.6 million in the first quarter of 2004 compared to an operating loss of $1.2 million in the first quarter of 2003. Forest products operations recorded an operating loss of $0.3 million for the first quarter of 2004 as compared to operating income of $0.8 million for the first quarter of 2003, largely due to lower net sales. In addition, the operating loss for the real estate segment increased by $1.1 million, primarily as a result of a decline in net sales. Operating income for the racing segment remained unchanged from period to period, while the corporate segment's operating loss increased by $3.2 million primarily due to an increase in stock-based compensation expense.

      Loss Before Income Taxes
      In addition to the impact of higher operating losses discussed above, the
Company's consolidated loss before income taxes increased by $9.8 million in the first quarter of 2004 compared to the prior year first quarter, principally because results for 2003 included income related to an $8.0 million reimbursement from an insurer for certain costs incurred in connection with the
OTS and FDIC actions. Income from cash equivalents, marketable securities and other investments increased by $3.1 million between the periods.

   FOREST PRODUCTS OPERATIONS

      Industry Overview and Selected Operational Data

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and above for cautionary information with respect to such forward-looking statements.

      The Company's forest products operations are conducted by MGI, principally through Palco, Scotia LLC and Britt. The segment's business is somewhat seasonal, and its net sales have been historically higher in the months of April through November than in the months of December through March. Management expects that MGI's revenues and cash flows will continue to be somewhat seasonal. Accordingly, MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year.

      Regulatory and environmental matters as well as certain pending legal matters play a significant role in the Company's forest products operations.
Furthermore, there can be no assurance that future governmental regulations, legislation or judicial or administrative decisions, adverse weather conditions, or low lumber or log prices, will not have a material adverse effect on the
Company's financial position, results of operations or liquidity. See Note 9 and
Item 1. "Business - Forest Products Operations - Regulatory and Environmental
Matters" of the Form 10-K for a discussion of these matters.

      The following table presents selected operational and financial information for the three months ended March 31, 2004 and 2003, for the
Company's forest products operations.

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                         --------------------------
                                                                                             2004          2003
                                                                                         ------------  ------------
                                                                                          (IN MILLIONS OF DOLLARS,
                                                                                          EXCEPT SHIPMENTS AND PRICES)
Shipments:
   Lumber: (1)
      Redwood upper grades..............................................................         4.3           5.9
      Redwood common grades.............................................................        44.0          50.0
      Douglas-fir upper grades..........................................................         1.0           0.9
      Douglas-fir common grades.........................................................        14.7           9.6
      Other.............................................................................         0.9             -
                                                                                         ------------  ------------
   Total lumber.........................................................................        64.9          66.4
                                                                                         ============  ============
   Cogeneration power (2)...............................................................        36.3          40.5
                                                                                         ============  ============

Average sales price:
   Lumber: (3)
      Redwood upper grades.............................................................. $     1,321   $     1,266
      Redwood common grades.............................................................         603           569
      Douglas-fir upper grades..........................................................         939         1,507
      Douglas-fir common grades.........................................................         373           331
   Cogeneration power (4)...............................................................          64            63

Net sales:
   Lumber, net of discount.............................................................. $      38.4   $      40.2
   Logs.................................................................................         1.3           0.9
   Cogeneration power...................................................................         2.3           2.6
   Wood chips...........................................................................         0.8           1.0
   Other................................................................................         0.6           0.6
                                                                                         ------------  ------------
      Total net sales .................................................................. $      43.4   $      45.3
                                                                                         ============  ============
Operating income (loss)................................................................. $      (0.3)  $       0.8
                                                                                         ============  ============
Loss before income taxes................................................................ $     (12.9)  $     (13.2)
                                                                                         ============  ============

------------------------------------

(1) Lumber shipments are expressed in millions of board feet.
(2) Power deliveries are expressed in thousands of megawatts.
(3) Dollars per thousand board feet.
(4) Dollars per megawatt.

      Net Sales
      Despite continuing increases in lumber prices, net sales for the forest products segment decreased for the three months ended March 31, 2004, from the comparable prior year period primarily due to an unfavorable shift in the mix of lumber sold from higher priced redwood lumber to Douglas-fir, which was a result of lower availability of redwood logs.

      Operating Income (Loss)
      The forest products segment recorded an operating loss of $0.3 million for the first quarter of 2004 as compared to operating income of $0.8 million for the first quarter of 2003, primarily due to the lower net sales discussed above.
In addition, operating income for the first quarter of 2003 was adversely affected by a $0.5 million loss on the sale of assets.

      Loss Before Income Taxes
      The forest products segment's loss before income taxes decreased for the first quarter of 2004 as compared to the prior year first quarter, primarily due to higher returns on investments in cash, marketable securities and other investments, and lower interest expense.

      REAL ESTATE OPERATIONS

      Industry Overview and Selected Operational Data
      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Arizona,
California, Puerto Rico, and Texas. The following table presents selected operational and financial information for the three months ended March 31, 2004 and 2003, for the Company's real estate operations.

                                                                                               Three months ended
                                                                                                    March 31,
                                                                                             ----------------------
                                                                                                2004        2003
                                                                                             ----------  ----------
                                                                                              (IN MILLIONS OF DOLLARS)

Net sales:
   Real estate:
      Fountain Hills.......................................................................  $     2.0   $    1.4
      Mirada...............................................................................        0.5        1.2
      Palmas...............................................................................        0.5        4.0
                                                                                             ----------  ----------
        Total..............................................................................        3.0        6.6
                                                                                             ----------  ----------

   Resort, commercial and other:
      Fountain Hills.......................................................................        1.4         0.7
      Palmas...............................................................................        2.5         2.6
      Commercial lease properties..........................................................        4.0         4.0
      Other................................................................................        0.1         0.1
                                                                                             ----------  ----------
        Total..............................................................................        8.0         7.4
                                                                                             ----------  ----------

   Total net sales.........................................................................  $    11.0   $    14.0
                                                                                             ==========  ==========

Operating income (loss):
   Fountain Hills..........................................................................  $     0.6   $    (0.5)
   Mirada..................................................................................       (0.8)          -
   Palmas..................................................................................       (2.8)       (1.5)
   Commercial lease properties.............................................................        1.5         1.5
   Other...................................................................................       (0.3)       (0.2)
                                                                                             ----------  ----------
      Total operating loss.................................................................  $    (1.8)  $    (0.7)
                                                                                             ==========  ==========

Investment, interest and other income (expense), net:
   Equity in earnings from real estate joint ventures......................................  $     1.0   $     0.4
   Other...................................................................................        0.6         0.6
                                                                                             ----------  ----------
                                                                                             $     1.6   $     1.0
                                                                                             ==========  ==========

Loss before income taxes...................................................................  $    (4.9)  $    (4.4)
                                                                                             ==========  ==========

      Net Sales
      Net sales for the real estate segment decreased $3.0 million for the three months ended March 31, 2004, from the comparable prior year period primarily due to lower acreage sales at Palmas.

      Operating Loss and Loss Before Income Taxes
      Operating results decreased by $1.1 million for the first quarter of 2004 versus the same period of 2003, largely due to the decrease in net sales discussed above. The segment's loss before income taxes widened between quarters primarily due to the decline in operating results discussed above. However, the difference was partially offset by a $0.6 million improvement in earnings from real estate joint ventures between the periods.

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
Historically, Sam Houston Race Park and Valley Race Park have derived a significant amount of their annual pari-mutuel commissions from live racing and simulcasting. Pari-mutuel commissions have typically been highest during the first and fourth quarters of the year, the time during which Sam Houston Race
Park and Valley Race Park have historically conducted live thoroughbred and greyhound racing, respectively. However, as discussed further in the Form 10-K,
Sam Houston Race Park expects to conduct 42 additional live race days in 2004.

      The following table presents selected operational and financial information for the three months ended March 31, 2004 and 2003, for the
Company's racing operations.

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                             ----------------------
                                                                                                2004        2003
                                                                                             ----------  ----------
                                                                                              (IN MILLIONS OF DOLLARS)

Number of live race days:
   Sam Houston Race Park...................................................................         48          48
   Valley Race Park........................................................................         75          76

Handle:
   Sam Houston Race Park:
      On-track handle......................................................................  $    34.0   $    36.7
      Off-track handle.....................................................................       96.6       102.3
                                                                                             ----------  ----------
        Total..............................................................................  $   130.6   $   139.0
                                                                                             ==========  ==========

   Valley Race Park:
      On-track handle......................................................................  $     6.4   $     6.9
      Off-track handle.....................................................................        2.8         2.9
                                                                                             ----------  ----------
        Total..............................................................................  $     9.2   $     9.8
                                                                                             ==========  ==========

Net sales:
   Sam Houston Race Park:
      Gross pari-mutuel commissions........................................................  $    10.3   $    11.1
      Other revenues.......................................................................        2.1         2.3
                                                                                             ----------  ----------
        Total..............................................................................       12.4        13.4
                                                                                             ----------  ----------
   Valley Race Park:
      Gross pari-mutuel commissions........................................................        1.6         1.7
      Other revenues.......................................................................        0.5         0.5
                                                                                             ----------  ----------
        Total..............................................................................        2.1         2.2
                                                                                             ----------  ----------
   Total net sales.........................................................................  $    14.5   $    15.6
                                                                                             ==========  ==========

Operating income (loss):
   Sam Houston Race Park...................................................................  $     0.8   $     0.7
   Valley Race Park........................................................................       (0.2)       (0.1)
                                                                                             ----------  ----------
      Total operating income ..............................................................  $     0.6   $     0.6
                                                                                             ==========  ==========

Income before income taxes.................................................................  $     0.6   $     0.5
                                                                                             ==========  ==========

      Net Sales
      Net sales for the racing segment decreased $1.1 million for the three months ended March 31, 2004, from the comparable prior year period, primarily due to lower average daily attendance at both Sam Houston Race Park and Valley
Race Park.

      Operating Income and Income Before Taxes
      The racing segment's operating income and income before taxes for the first quarter of 2004 were comparable to the results for the prior year quarter, as the decline in net sales was offset by a decline in costs of sales and operations.

   OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS

                                                                                                  THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                              ---------------------
                                                                                                2004        2003
                                                                                              ---------  ----------
                                                                                                  (IN MILLIONS)

   Operating loss...........................................................................  $   (5.1)  $    (1.9)
   Income (loss) before income taxes........................................................      (3.1)        6.6

      The operating losses in the table above represent corporate general and administrative expenses that are not allocated to the Company's industry segments. For 2004, such losses include $2.2 million related to an increase in stock- based compensation expense, which is adjusted as the market value of the
Company's Common Stock changes. Income before income taxes for 2003 includes
$8.0 million related to reimbursement by an insurer for certain costs incurred in connection with the OTS and FDIC actions (see Note 9).

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and above for cautionary information with respect to such forward-looking statements.

   OVERVIEW

      The Company conducts its operations primarily through its subsidiaries.
Creditors of subsidiaries of the Company have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the
Company. Certain of the Company's subsidiaries, principally Palco and Scotia
LLC, are restricted by their various debt instruments as to the amount of funds that can be paid in the form of dividends or loaned to affiliates. Scotia LLC is highly leveraged and has significant debt service requirements. In addition,
Palco's anticipated capital expenditures for investments in new sawmill equipment will require cash from existing resources as well as Palco's credit facility (see "Forest Product Operations" below for further information regarding Palco's credit facility). "MAXXAM Parent" is used in this section to refer to the Company on a stand-alone basis without its subsidiaries.

   CASH FLOW

      Operating Activities
      Net cash used for operating activities of $25.0 million for the three months ended March 31, 2004, principally reflects a net loss, after adding back depreciation, depletion and amortization, of $11.6 million. Cash flow used for operations also reflects the impact from the January 2004 payment of interest on the Timber Notes.

      Investing Activities
      Net cash used for investing activities of $16.2 million for the three months ended March 31, 2004, principally reflects capital expenditures of $14.2 million, $10.9 of which were related to Palco's new sawmill project. See Item 7.
"Management's Discussion and Analysis of Financial Condition and Results of
Operations--Financial Condition and Investing and Financing Activities--Forest
Products Operations" of the Form 10-K for a discussion of Palco's new sawmill project. Cash flow used for investing activities also reflects purchases of marketable securities and other short- term investments of $2.3 million.

      Financing Activities
      Net cash provided by financing activities of $27.8 million for the three months ended March 31, 2004, principally reflects net borrowings of $21.7 million under the Scotia LLC Line of Credit and withdrawals of $12.7 million from the SAR Account to pay principal on the Timber Notes in January 2004. In addition, Palco borrowed $12.0 million under the Palco Credit Agreement as required by the terms of the agreement.

   MAXXAM PARENT AND MGHI

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

   FOREST PRODUCTS OPERATIONS

      On March 31, 2004, Scotia LLC had unused availability of $35.8 million under the Scotia LLC Line of Credit, and there was $21.7 million outstanding under this facility.

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

      In March 2004, $3.6 million of funds from the SAR Account were used to repurchase $3.8 million principal amount of Timber Notes, as permitted under the
Timber Notes Indenture, resulting in a small gain (net of unamortized deferred financing costs) on the repurchase of debt.

      Due to its highly leveraged condition, Scotia LLC is more sensitive than less leveraged companies to factors affecting its operations, including low log prices, governmental regulation and litigation affecting timber harvesting practices on its timberlands (see Note 9), and general economic conditions.
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

      With respect to short-term liquidity, Scotia LLC believes that cash flows from operations and funds available under the Scotia LLC Line of Credit (in respect of interest payments) and the SAR Account (in respect of principal payments), should provide sufficient funds to meet its working capital, capital expenditures and debt service obligations through 2004; however, there can be no assurance that this will be the case. With respect to long-term liquidity, although Scotia LLC believes that cash flows from operations and funds available under the Scotia LLC Line of Credit and the SAR Account should be adequate to meet its working capital, capital expenditure and debt service obligations, unless log prices continue to improve there can be no assurance that this will be the case. In addition, liquidity, capital resources and results of operations will be adversely affected if harvest levels decline or costs increase as a result of the various regulatory, environmental and litigation matters discussed in Note 9.

      At March 31, 2004, $12.0 million in borrowings and $0.3 million in letters of credit were outstanding under the Palco Credit Agreement, and Palco had $7.6 million of unused availability. In accordance with the agreement, Palco is required to maintain borrowings of at least $12.0 million through February 12,
2005. With respect to the first quarter of 2004, Palco did not meet certain quarterly earnings thresholds required under a covenant of the Palco Credit
Agreement; however, the lender granted Palco a waiver with respect to such matter.

      Palco will require funds available under the Palco Credit Agreement in order to meet its working capital and capital expenditure requirements for the next year. Furthermore, Palco's cash flows from operations may be adversely affected by diminished availability of logs from Scotia LLC, lower lumber prices, adverse weather conditions, and pending legal, regulatory and environmental matters. See Note 9 for further discussion of the regulatory, environmental and legal matters affecting harvest levels.

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

   REAL ESTATE OPERATIONS

      As discussed further in "Trends--Real Estate Operations" below, one of the
Company's development projects in Fountain Hills has been delayed, and this delay will result in fewer lot sales for 2004.

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

   KAISER'S OPERATIONS

      With respect to the Company's interest in Kaiser, the Debtors believe that it is likely that the equity of Kaiser's stockholders will be cancelled without consideration. See Note 8 for further information.

OFF-BALANCE SHEET ARRANGEMENTS

      The Company does not have any off-balance sheet financing, other than operating leases entered into in the normal course of business and disclosed below, or unconsolidated special purpose entities. The Company does not use derivatives for any of its treasury or risk management activities.

TRENDS

   REAL ESTATE OPERATIONS

      As indicated in the Form 10-K, the Arizona Department of Water Resources
had notified the local utility which supplies water to the Company's Fountain
Hills development that the demand for water in the utility's service area exceeded certain statutory requirements. In April 2004, the Arizona Department of Water Resources approved a modification and renewal of the utility's Assured
Water Supply designation, thereby satisfactorily resolving this matter (both for the utility and the Fountain Hills development). Nevertheless, this matter has delayed one of the Company's Fountain Hills' projects, and this delay will result in fewer lot sales at the Fountain Hills development in 2004.

      In April 2004, a subsidiary of the Company and a third party real estate development company formed a joint venture to develop a residential parcel located in the Mirada development. In connection with the formation of the joint venture, the Company sold a 50% interest in the parcel for $4.5 million and contributed the remainder of the parcel to the joint venture in return for a 50%
interest. The Company expects to account for the joint venture under the equity method.

   RACING OPERATIONS

      The Texas legislature, which convenes its regular session every other year, considered a variety of alternatives during the January-June 2003 session to address a projected budget shortfall, including enhancing state revenues through additional forms of gaming such as video lottery terminals at existing horse and dog racing tracks, gaming on Indian reservations, keno, and full casinos. The Texas legislature did not enact any of this legislation during its regular session; however, the Texas legislature convened a special session on
April 20, 2004 to consider changes to the current manner in which public education is funded. Should changes be made to the manner in which public school financing is currently funded, the Company expects that video lottery terminals at existing horse and dog tracks will be among the alternatives considered to replace any diminishment of current funding sources. The Company is vigorously pursuing such legislation. As such legislation would require the approval of two-thirds of each legislative house and a majority of the state's voters, no assurance can be given that any such legislation will be enacted or become effective. Moreover, it is impossible to determine what the provisions of any such legislation will be or their effect on the Company.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates primarily under the
Scotia LLC Line of Credit and the Pacific Lumber Credit Agreement, as well as certain other debt facilities used to finance real estate development activities. As of March 31, 2004, there were $48.8 million in borrowings outstanding under all variable rate facilities. Based on the amount of borrowings outstanding under these facilities during the three months ended
March 31, 2004, a 1.0% change in interest rates effective from the beginning of the year would have resulted in an increase or decrease in interest expense for the period of $0.1 million.

ITEM 4.         CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

      The information set forth in Note 9 is incorporated herein by reference.

ITEM 2.         CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
                SECURITIES

      The Company may from time to time purchase shares of its Common Stock on national exchanges or in privately negotiated transaction. No such purchases occurred during the three months ended March 31, 2004, or through the date of this report.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

      A.   EXHIBITS:

           * 10.1     Amendment No. 1 to Palco Credit Agreement, dated May 7, 2004
           * 31.1     Section 302 Certification of Chief Executive Officer
           * 31.2     Section 302 Certification of Chief Financial Officer
           * 32.1     Section 906 Certification of Chief Executive Officer
           * 32.2     Section 906 Certification of Chief Financial Officer

      * Included with this filing

      B.        REPORTS ON FORM 8-K:

      Since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company has filed or furnished on the dates indicated the following current reports on Form 8-K:

      March 30, 2004 - report under Item 12 related to the Company's 2003 fourth quarter results.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Registrant and as the principal financial and accounting officers of the
Registrant, respectively.

                                                              MAXXAM INC.

Date: May 10, 2004                    By:       /S/         PAUL N. SCHWARTZ
                                          ------------------------------------------------------
                                                           Paul N. Schwartz
                                            President, Chief Financial Officer and Director
                                                    (Principal Financial Officer)

Date: May 10, 2004                    By:       /S/      ELIZABETH D. BRUMLEY
                                          ------------------------------------------------------
                                                         Elizabeth D. Brumley
                                                    Vice President and Controller
                                                    (Principal Accounting Officer)

                                                                      APPENDIX A

                            GLOSSARY OF DEFINED TERMS

Set forth below is a list of all terms used in this Report.

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
DR020719) pending in the Superior Court of Humboldt County, California

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

Environmental Plans:  The HCP and the SYP

EPA:  Environmental Protection Agency

EPIC-SYP/Permits lawsuit: An action entitled Environmental Protection
Information Association, Sierra Club v. California Department of Forestry and
Fire Protection, California Department of Fish and Game, The Pacific Lumber
Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. pending in the Superior Court of Humboldt County, California (No. CV990445)

ESA:  The federal Endangered Species Act

FSP FAS 106-1: FASB Staff Position FAS 106-1, "Accounting and Disclosure
Requirements Related to the Medicare Prescription Drug, Improvement and
Modernization Act of 2003"

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

Form 10-K: The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003

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

HWC 2003 lawsuit: An action entitled Humboldt County Watershed Council, et al.
v. North Coast Regional Water Quality Control Board, et al. (No. CV030961),
naming Palco as real party in interest, pending in the Superior Court of
Humboldt County, California

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

Prescription Drug Act: Medicare Prescription Drug, Improvement, and
Modernization Act of 2003

PSLRA:  Private Securities Litigation Reform Act of 1995

Respondents:   The Company, Federated, Mr. Charles Hurwitz and others

Salmon Creek:  Salmon Creek LLC, a wholly owned subsidiary of Palco

Sanctions Motion: A counterclaim and motion for sanctions filed by the
Respondents on November 8, 2002, in connection with the FDIC action

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
(No. CV-990452) pending in the Superior Court of Sacramento County, California