Form 10-Q
period 2004-06-30
MAXXAM INC
filed 2004-08-13
CIK 63814

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter: $82.4 million.

      Number of shares of common stock outstanding at August 6, 2004: 5,976,466

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
                    Consolidated Statement of Operations
                    Consolidated Statement of Cash Flows
                    Condensed Notes to Consolidated Financial Statements

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                        Results of Operations

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

          Item 4.   Controls and Procedures

PART II. - OTHER INFORMATION

          Item 1.   Legal Proceedings
          Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
                    of Equity Securities
          Item 4.   Submission of Matters to a Vote of Security Holders
          Item 6.   Exhibits and Reports on Form 8-K
          Signatures

APPENDIX A - GLOSSARY OF DEFINED TERMS

                          MAXXAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                          JUNE 30,     DECEMBER 31,
                                                                                            2004           2003
                                                                                        ------------   ------------
                                                                                                (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents........................................................... $      58.2    $      35.0
   Marketable securities and other short-term investments..............................        95.3          116.9
   Receivables:
      Trade, net of allowance for doubtful accounts of $0.5 and $0.4, respectively.....        12.7           12.4
      Other............................................................................         3.0            2.6
   Inventories:
      Lumber...........................................................................        16.7           17.7
      Logs.............................................................................         4.9           11.8
   Prepaid expenses and other current assets...........................................        30.7           31.6
                                                                                        ------------   ------------
        Total current assets...........................................................       221.5          228.0
Property, plant and equipment, net of accumulated depreciation of $175.5 and
   $164.6, respectively................................................................       372.5          367.9
Timber and timberlands, net of accumulated depletion of $217.8 and $214.2,
   respectively........................................................................       216.7          217.9
Real estate............................................................................        66.4           68.1
Deferred income taxes..................................................................        95.2           95.2
Restricted cash, marketable securities and other investments...........................        26.6           43.6
Long-term receivables and other assets.................................................        41.1           40.1
                                                                                        ------------   ------------
                                                                                        $   1,040.0    $   1,060.8
                                                                                        ============   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable.................................................................... $      10.5    $      10.8
   Accrued interest....................................................................        25.0           25.8
   Accrued compensation and related benefits...........................................        13.6           12.8
   Other accrued liabilities...........................................................        26.2           23.4
   Short-term borrowings and current maturities of long-term debt......................        50.5           28.5
                                                                                        ------------   ------------
        Total current liabilities......................................................       125.8          101.3
Long-term debt, less current maturities................................................       931.5          953.5
Accrued pension and other postretirement benefits......................................        35.5           32.9
Losses in excess of investment in Kaiser...............................................       516.2          516.2
Other noncurrent liabilities...........................................................        60.3           58.8
                                                                                        ------------   ------------
        Total liabilities..............................................................     1,669.3        1,662.7
                                                                                        ------------   ------------

Commitments and contingencies (see Note 9)

Stockholders' deficit:
   Preferred stock, $0.50 par value; $0.75 liquidation preference; 2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible
      Preferred Stock; 669,040 shares issued; 668,195 shares outstanding...............         0.3            0.3
   Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359 shares
      issued; 5,976,466 shares outstanding.............................................         5.0            5.0
   Additional capital..................................................................       225.3          225.3
   Accumulated deficit.................................................................      (645.4)        (619.8)
   Accumulated other comprehensive loss................................................       (89.8)         (88.0)
   Treasury stock, at cost (shares held:  preferred - 845; common - 4,086,893) ........      (124.7)        (124.7)
                                                                                        ------------   ------------
        Total stockholders' deficit....................................................      (629.3)        (601.9)
                                                                                        ------------   ------------
                                                                                        $   1,040.0    $   1,060.8
                                                                                        ============   ============

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
             (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE INFORMATION)

                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                         JUNE 30,                  JUNE 30,
                                                                 ------------------------  ------------------------
                                                                    2004         2003         2004         2003
                                                                 -----------  -----------  ----------- ------------
                                                                                     (UNAUDITED)

Net sales:
   Forest products.............................................  $     56.2   $     55.2   $     99.6  $     100.5
   Real estate.................................................        23.8         14.3         34.8         28.3
   Racing......................................................        12.5          9.0         27.0         24.6
                                                                 -----------  -----------  ----------- ------------
                                                                       92.5         78.5        161.4        153.4
                                                                 -----------  -----------  ----------- ------------
Costs and expenses:
   Cost of sales and operations:
      Forest products..........................................        40.8         35.4         72.8         67.8
      Real estate..............................................         6.9          5.6         11.5         12.2
      Racing...................................................        10.7          8.0         22.2         20.2
   Selling, general and administrative expenses................        15.8         14.7         34.5         30.0
   Gain on sales of timberlands and other assets...............           -         (1.3)           -         (0.8)
   Depreciation, depletion and amortization....................         9.2          9.7         17.9         18.8
                                                                 -----------  -----------  ----------- ------------
                                                                       83.4         72.1        158.9        148.2
                                                                 -----------  -----------  ----------- ------------
Operating income (loss):
   Forest products.............................................         2.5          9.3          2.2         10.1
   Real estate.................................................         8.9          0.1          7.1         (0.6)
   Racing......................................................        (0.8)        (1.2)        (0.2)        (0.6)
   Corporate...................................................        (1.5)        (1.8)        (6.6)        (3.7)
                                                                 -----------  -----------  ----------- ------------
                                                                        9.1          6.4          2.5          5.2
Other income (expense):
   Investment and interest income..............................         1.8          3.8          5.6          5.1
   Other income................................................         2.1          1.3          3.4         10.0
   Interest expense............................................       (17.8)       (19.1)       (36.0)       (37.8)
   Amortization of deferred financing costs....................        (0.5)        (0.5)        (1.1)        (1.1)
                                                                 -----------  -----------  ----------- ------------
Loss before income taxes.......................................        (5.3)        (8.1)       (25.6)       (18.6)
Income tax benefit.............................................           -            -            -            -
                                                                 -----------  -----------  ----------- ------------
Net loss.......................................................  $     (5.3)  $     (8.1)  $    (25.6) $     (18.6)
                                                                 ===========  ===========  =========== ============

Basic and diluted loss per common and common
   equivalent share ...........................................  $    (0.89)  $    (1.24)  $    (4.29) $     (2.85)
                                                                 ===========  ===========  =========== ============

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                             ----------------------
                                                                                                2004        2003
                                                                                             ----------  ----------
                                                                                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss................................................................................  $   (25.6)  $   (18.6)
   Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation, depletion and amortization................................................       17.9        18.8
   Gain on sales of timberlands and other assets...........................................          -        (0.8)
   Other...................................................................................        0.9        (8.9)
   Increase (decrease) in cash resulting from changes in:
      Receivables..........................................................................       (0.6)        1.6
      Inventories..........................................................................        7.2         5.5
      Prepaid expenses and other assets....................................................       (0.6)        0.5
      Accounts payable.....................................................................       (0.6)       (1.0)
      Other accrued liabilities............................................................        2.3         0.6
      Accrued interest.....................................................................       (0.8)          -
      Long-term assets and long-term liabilities...........................................        7.7         3.8
      Other................................................................................       (0.6)          -
                                                                                             ----------  ----------
      Net cash provided by operating activities............................................        7.2         1.5
                                                                                             ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from dispositions of property and investments..............................        0.2         3.3
   Net sales (purchases) of marketable securities and other investments....................       21.1        (5.2)
   Capital expenditures....................................................................      (20.2)       (9.6)
   Other...................................................................................        0.3         0.2
                                                                                             ----------  ----------
        Net cash provided by (used for) investing activities...............................        1.4       (11.3)
                                                                                             ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of long-term debt...............................................        2.1         0.7
   Redemptions, repurchases of and principal payments on long-term debt....................      (20.6)      (16.4)
   Borrowings (repayments) under revolving and short-term credit facilities................       23.4         4.5
   Restricted cash withdrawals, net........................................................       10.5         9.5
   Other...................................................................................       (0.8)      (0.1)
                                                                                             ----------  ----------
        Net cash provided by (used for) financing activities...............................       14.6       (1.8)
                                                                                             ----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................       23.2       (11.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.......................................       35.0        45.6
                                                                                             ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.............................................  $    58.2   $    34.0
                                                                                             ==========  ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Repurchases of debt using restricted cash...............................................  $     4.8   $     3.4
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest..............................................  $    19.0   $    37.7

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
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2004, the consolidated results of operations for the three and six months ended June 30, 2004 and 2003, and the consolidated cash flows for the six months ended June 30, 2004 and 2003.

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

      The Company expects it will consider reversal of its losses in excess of its investment in Kaiser when either: (1) Kaiser's bankruptcy is resolved and the amount of the Company's remaining investment in Kaiser is determined or (2)
the Company disposes of its shares of Kaiser common stock. Accordingly, these consolidated financial statements do not reflect any adjustments related to the deconsolidation of Kaiser other than presenting the Company's investment in
Kaiser using the cost method. When either of the events described above occurs, the Company will re-evaluate the appropriate accounting treatment of its investment in Kaiser based upon the facts and circumstances at such time. It is likely that the Company's ownership interest in Kaiser will be cancelled. In such event, the Company will reverse the $516.2 million of losses in excess of its investment in Kaiser, and recognize the entire amount in income for the period. Such benefit would be reduced, however, by losses, if any, related to
Kaiser which the Company estimates it would be obligated to fund. See Note 8 for further discussion of the Company's investment in Kaiser.

2.    NEW ACCOUNTING STANDARDS

      In May 2004, the FASB issued FSP FAS 106-2 related to the Prescription
Drug Act. FSP FAS 106-2 applies only to sponsors of single-employer defined benefit postretirement health care plans for which (1) the employer has concluded that prescription drug benefits available under the plan to some or all participants, for some or all future years, are "actuarially equivalent" to
Medicare Part D and thus qualify for the subsidy provided by the Prescription
Drug Act, and (2) the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. FSP FAS 106-2 provides guidance on the accounting for the effects of the Prescription Drug Act on a company's accumulated postretirement benefit obligation. In addition, FSP FAS 106-2 addresses accounting for plan amendments and requires certain financial statement disclosures regarding the Prescription Drug Act and its effects.

      FSP FAS 106-2 is effective for the first interim period beginning after
June 15, 2004. Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost included in the Company's financial statements or accompanying notes do not reflect the effects of the Prescription
Drug Act on the Company's plans. The Company has concluded that the benefits provided by the Company's plans are actuarially equivalent to Medicare Part D and is in the process of determining the effects of the Prescription Drug Act on its accumulated postretirement benefit obligation and net periodic benefit cost.

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

                                                                 REPORTABLE SEGMENTS
                                                             ---------------------------
                                                               FOREST    REAL                         CONSOLIDATED
                                                              PRODUCTS   ESTATE  RACING   CORPORATE       TOTAL
                                                             ---------  ------  --------  ----------- -------------
Depreciation, depletion and amortization for the three
months ended:

   June 30, 2004...........................................  $    5.2   $ 3.5   $   0.5    $      -    $       9.2
   June 30, 2003...........................................       5.6     3.6       0.4         0.1            9.7

Depreciation, depletion and amortization for the six
months ended:

   June 30, 2004...........................................      10.0     7.0       0.9           -           17.9
   June 30, 2003...........................................      10.7     7.2       0.8         0.1           18.8

Total assets as of:
   June 30, 2004...........................................     466.9    353.1     33.9       186.1        1,040.0
   December 31, 2003.......................................     483.6    359.5     33.6       184.1        1,060.8

      Forest Products
      During the second quarter of 2004, Palco implemented a voluntary reduction in workforce related to the curtailment of production at Palco's Carlotta mill.
In connection with the reduction, Palco charged $1.3 million against earnings for employee severance and benefit costs. This amount is reflected in selling, general and administrative expenses in the Consolidated Statement of Operations.
The employee severance and benefit costs were related to the elimination of approximately 107 regular employees, the majority of which were engaged in direct manufacturing activities at Palco's sawmill facilities. As of June 30,
2004, all of the $1.3 million in severance and benefits had been paid.

      Real Estate
      In April 2004, a subsidiary of the Company and a third party real estate development company formed a joint venture to develop a residential parcel located in the Mirada development. The Company is accounting for the joint venture under the equity method. In connection with the formation of the joint venture, the Company sold a 50% interest in the parcel for $4.5 million and contributed the remainder of the parcel to the joint venture in return for a 50%
interest in the venture.

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

                                                                                           JUNE 30,    DECEMBER 31,
                                                                                             2004          2003
                                                                                         -----------  -------------

Cash and cash equivalents..............................................................  $      3.7   $        4.0
Marketable securities and other short-term investments.................................        23.3           22.2

5.    DEBT

      At June 30, 2004, $10.9 million in borrowings and $0.3 million in letters of credit were outstanding under the Palco Credit Agreement. In accordance with the agreement, Palco is required to maintain a certain base level of borrowings through February 12, 2005, based on certain collateral balances. Palco is also required to meet certain quarterly earnings thresholds under a covenant of the
Palco Credit Agreement. Palco was in compliance with these covenants at June 30,
2004.

      At June 30, 2004, Scotia LLC had unused availability of $44.5 million under the Scotia LLC Line of Credit, and there was $13.0 million outstanding under this facility.

      During the first six months of 2004, $4.8 million of funds from the SAR
Account were used to repurchase $5.0 million principal amount of Timber Notes, as permitted under the Timber Notes Indenture, resulting in a small gain (net of unamortized deferred financing costs) on the repurchase of debt, which is included in investment, interest and other income in the accompanying financial statements.

6.    INCOME TAXES

      The Company generated a loss before income taxes of $5.3 million for the second quarter and $25.6 million for the first six months of 2004; however, the
Company has recorded no tax benefit associated with the loss for these periods.
Each period, the Company evaluates appropriate factors in determining the realizability of the deferred tax assets attributable to losses and credits generated in the current period and those being carried forward. These factors are discussed further in Note 10 to the Company's consolidated financial statements included in the Form 10-K. Based on this evaluation, the Company provided valuation allowances with respect to the deferred tax assets attributable to the losses and credits generated during the three and six months ended June 30, 2004. These valuation allowances were in addition to the valuation allowances which were provided in prior years.

7.    EMPLOYEE BENEFIT PLANS

      The components of pension and other postretirement benefits expense are as follows (in millions):

                                                                 MEDICAL/LIFE                           MEDICAL/LIFE
                                            PENSION BENEFITS       BENEFITS       PENSION BENEFITS        BENEFITS
                                            ----------------  ------------------  -----------------   ------------------
                                                 THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                            ------------------------------------  --------------------------------------
                                              2004    2003      2004      2003      2004     2003       2004      2003
                                            ------- --------  --------  --------  -------- --------   -------- ---------
Components of net periodic benefit costs:
   Service cost..........................   $  0.7  $   0.7   $   0.1   $   0.1   $   1.4  $   1.4    $   0.2  $    0.2
   Interest cost.........................      1.5      1.3       0.2       0.1       2.8      2.6        0.4       0.3
   Expected return on assets.............     (1.3)    (1.1)        -         -      (2.6)    (2.3)         -         -
   Amortization of prior service costs...        -        -         -      (0.1)        -        -       (0.1)     (0.1)
   Recognized net actuarial (gain) loss..      0.1        -         -         -       0.1        -          -         -
   Curtailment...........................        -        -      (0.1)        -         -        -          -         -
                                            ------- --------  --------  --------  -------- --------   -------- ---------
   Net periodic benefit costs............   $  1.0  $   0.9   $   0.2   $   0.1   $   1.7  $   1.7    $   0.5  $    0.4
                                            ======= ========  ========  ========  ======== ========   ======== =========

      Management estimates that contributions to the Company's benefit plans during 2004 will be $1.1 million. Through July 31, 2004, the Company had contributed $0.2 million to such plans.

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

      As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The
Bankruptcy Court has subsequently approved several extensions of the exclusivity period for the Debtors. The Debtors have pending a motion to extend exclusivity through October 31, 2004. By filing the motion to extend the exclusivity period, the period is automatically extended until the August 23, 2004, Bankruptcy Court hearing date. Kaiser has indicated that additional extensions are likely to be sought. However, no assurance can be given that the existing or any future extension requests will be granted by the Bankruptcy Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite number of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

      Kaiser's common stock is publicly traded on the OTC Bulletin Board under the trading symbol "KLUCQ." The market value for the 50,000,000 Kaiser Shares, based on the price per share quoted at the close of business on August 6, 2004, was $3.0 million. There can be no assurance that such value would be realized should the Kaiser Shares be sold.

      Since Kaiser's results are no longer consolidated with the Company's results, and the Company believes it is not probable that it will be obligated to fund losses related to its investment in Kaiser, any material uncertainties related to Kaiser are not expected to impact the Company's financial results.

9.    CONTINGENCIES

      FOREST PRODUCTS OPERATIONS
      Regulatory and environmental matters play a significant role in the
Company's forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality.

      Environmental Plans
      From March 1999 until October 2002, the Company prepared THPs in accordance with the SYP. The SYP was intended to comply with regulations of the
California Board of Forestry and Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period would not exceed the average annual growth level during the last decade of the 100-year planning period. The forest practice rules allow companies which do not have a sustained yield plan to follow an alternative procedure to document compliance with the sustained yield requirements. As discussed below, on October 31, 2003, the Court hearing the
EPIC-SYP/Permits lawsuit entered a judgment invalidating the SYP and the
California Permits. As a result of a stay order issued in this case, Palco has since October 2002 been obtaining review and approval of THPs under this alternative procedure and expects to follow this procedure for the foreseeable future.

      The HCP and related Federal Permits allow incidental "take" of certain federally listed species located on the Company's timberlands so long as there is no "jeopardy" to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The HCP and Federal Permits have terms of 50 years. Since the consummation of the Headwaters Agreement in
March 1999, there has been a significant amount of work required in connection with the implementation of the Environmental Plans, and this work could continue for several more years.

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
In addition, the North Coast Water Board has issued the Elk River Order which is aimed at addressing existing sediment production sites in the Elk River watershed through clean up actions. The North Coast Water Board has also initiated the process which could result in similar orders for the Freshwater and Bear Creek watersheds, and is contemplating similar actions for the Jordan and Stitz Creek watersheds. The Elk River Order, as well as additional orders in the other watersheds (should they be issued), could result in significant costs to Palco beginning in 2004 that could extend over a number of years. Palco's appeal of the Elk River Order to the State Water Board was denied. Palco is in the process of appealing in state court the decision of the State Water Board.
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

      Timber Harvest Litigation
      A California state court has invalidated the SYP in connection with two lawsuits filed against Palco, as described below, which decision has been appealed. Other judicial and administrative proceedings are pending which could have the result of preventing the Company from implementing the HCP, implementing certain of the Company's approved THPs, or carrying out certain other operations.

      In March 1999, the EPIC-SYP/Permits lawsuit was filed. This action alleged, among other things, various violations of the CESA and the California
Environmental Quality Act, and challenged, among other things, the validity and legality of the SYP and the California Permits. The plaintiffs sought, among other things, to set aside California's approval of the SYP and the California
Permits and injunctive relief to prevent implementation of THPs approved in reliance upon these documents. In March 1999, the USWA lawsuit, a similar action, was filed challenging the validity and legality of the SYP. The
EPIC-SYP/Permits and USWA lawsuits were consolidated for trial. On October 31,
2003, the Court entered a judgment invalidating the SYP and the California
Permits due to several deficiencies in agency procedures and the failure of
Palco to submit a complete and comprehensible SYP. The Court's decision, however, allowed for harvesting on THPs which rely on the SYP and were approved prior to July 23, 2003. The short-term effect of the ruling was to preclude approval, under the SYP, of a small number of THPs which were under review but had not been approved, and a minor reduction in 2003 harvesting that had been expected from these specific THPs. As a result of this case, Palco has since
October 2002, when the Court issued a stay order preventing future reliance upon the SYP, been obtaining review and approval of new THPs under a procedure provided for in the forest practice rules that does not depend upon the SYP and the California Permits and expects to follow this procedure for the foreseeable future. On November 19, 2003, Palco appealed the October 31, 2003, decision. On
January 29, 2004, the plaintiffs in these lawsuits filed claims against the defendants totaling $5.8 million for reimbursement of attorneys fees and other expenses incurred in connection with these matters.

      In July 2001, the Bear Creek lawsuit was filed and later amended to add the EPA as a defendant. The lawsuit alleges that Palco's harvesting and other forestry activities under certain of its approved THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,500 per day for the defendant's alleged continued violation of the CWA. On October 14, 2003, in connection with certain motions that had been filed, the Court upheld the validity of an EPA regulation which exempts harvesting and other forestry activities from certain discharge requirements. Both state and federal agencies, along with Palco and other timber companies, have relied upon this regulation for more than 25 years. However, the Court interpreted the regulation in such a way as to narrow the forestry operations which are exempted, thereby limiting the regulation's applicability and subjecting culverts and ditches to permit requirements. This ruling has widespread implications for the timber industry in the United States. The case is not yet final as the trial has not yet been held, and there are many unresolved issues involving interpretation of the Court's decision and its application to actual operations. Should the decision ultimately become final and held to apply to all Palco's timber operations, it may have some or all of the following effects: impose additional permitting requirements, delay approvals of THPs, increase harvesting costs, and add water protection measures beyond those contained in the HCP. Nonetheless, it is not likely that civil penalties will be awarded for operations that occurred prior to the Court's decision due to the historical reliance by timber companies on the regulation and the Company's belief that the requirements under the HCP are adequate to ensure that sediment and pollutants from its harvesting activities will not reach levels harmful to the environment. While the impact of a conclusion to this case that upholds the October 14, 2003, ruling may be adverse, the Company does not believe that such an outcome would have a material adverse impact on the Company's consolidated financial condition, results of operations or liquidity. Nevertheless, due to the numerous ways in which the
Court's interpretation of the regulation could be applied to actual operations, there can be no assurance that this will be the case. On June 1, 2004, the Court denied a motion by Palco requesting that the Court permit an intermediate appeal of its October 14 ruling.

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

      On February 25, 2003, the District Attorney of Humboldt County filed the
Humboldt DA action. The suit was filed under California's unfair competition law and alleges that Pacific Lumber, Scotia LLC and Salmon Creek used certain unfair business practices in connection with completion of the Headwaters Agreement, and that this resulted in the ability to harvest significantly more trees under the Environmental Plans than would have otherwise been the case. The suit sought a variety of remedies including a civil penalty of $2,500 for each additional tree that has been or will be harvested due to this alleged increase in harvest, as well as restitution and an injunction in respect of the additional timber harvesting allegedly being conducted. In response to motions filed by Palco for sanctions and dismissal of this suit, on April 30, 2004, the Court issued a ruling requiring the District Attorney to amend his suit to prove that
"extrinsic" fraud occurred. In addition, the Court eliminated the remedies being sought, other than for civil penalties, and suggested that it would be inappropriate to base civil penalties on the additional trees harvested. The
Court also ruled that it declined "at this juncture" to impose sanctions on the
District Attorney. The Company believes that this suit is without merit and that the April 30 ruling diminished significantly its exposure with respect to this matter; however, there can be no assurance that Palco will ultimately prevail or that an adverse outcome would not be material to the Company's consolidated financial condition, results of operations and/or liquidity.

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

      On November 16 2001, Palco filed the THP No. 520 lawsuit alleging that the
State Water Board had no legal authority to impose mitigation measures that were requested by the staff of the North Coast Water Board during the THP review process and rejected by the CDF. When the staff of the North Coast Water Board attempted to impose these mitigation measures in spite of the CDF's decision,
Palco appealed to the State Water Board, which imposed certain of the requested mitigation measures and rejected others. Palco filed the THP No. 520 lawsuit challenging the State Water Board's decision, and in January 2003, the Superior
Court granted Palco's request for an order invalidating the imposition of these additional measures. The State Water Board appealed this decision and on March
18, 2004 the appellate court reversed the decision of the Superior Court. The appellate court's decision could result in increased demands by the regional and state water boards and their staffs to impose controls and limitations upon
Palco's timber harvesting beyond those provided for by the Environmental Plans or could provide additional regulatory powers to the regional and state water boards and their staffs beyond those provided in Senate Bill 810. Palco has filed a petition for review of the appellate court's decision by the California
Supreme Court, which has agreed to review the decision.

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

      In connection with the FDIC action, the Respondents filed the Sanctions
Motion which states that the FDIC illegally paid the OTS to bring claims against the Respondents and that the FDIC illegally sued for an improper purpose. The
Respondents are seeking as a sanction to be made whole for the attorneys' fees they have paid (plus interest) in connection with the OTS and FDIC actions. As of June 30, 2004, such fees were in excess of $40.7 million. The Respondents are pursuing this claim vigorously.

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

      On January 16, 2001, the Kahn lawsuit was filed. The plaintiff purports to bring this action as a stockholder of the Company derivatively on behalf of the
Company. The lawsuit concerns the OTS and FDIC actions, and the Company's advancement of fees and expenses on behalf of Federated and certain of the
Company's directors in connection with these actions. It alleges that the defendants have breached their fiduciary duties to the Company, and have wasted corporate assets, by allowing the Company to bear all of the costs and expenses of Federated and certain of the Company's directors related to the OTS and FDIC actions. The plaintiff seeks to require Federated and certain of the Company's directors to reimburse the Company for all costs and expenses incurred by the
Company in connection with the OTS and FDIC actions, and to enjoin the Company from advancing to Federated or certain of the Company's directors any further funds for costs or expenses associated with these actions. The parties to the
Kahn lawsuit have agreed to an indefinite extension of the defendants'
obligations to respond to the plaintiffs' claims. Although it is impossible to assess the ultimate outcome of the Kahn lawsuit, the Company believes that the resolution of this matter should not result in a material adverse effect on its consolidated financial condition, results of operations or liquidity.

      Other Matters
      On January 21, 2004, the owner of the Candelero Hotel located at Palmas filed a lawsuit against PDMPI claiming an easement on certain property owned by
PDMPI. The court subsequently ruled that the hotel owner has rights to the easement. PDMPI's motion for reconsideration was denied and PDMPI has appealed the court's ruling. The lawsuit also included a claim for damages; however, the
Company does not believe that the resolution of this matter will result in a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

      The Company is involved in other claims, lawsuits and proceedings. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred or their effect on the Company, management believes that the resolution of such uncertainties and the incurrence of such costs should not result in a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

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

                                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                             JUNE 30,               JUNE 30,
                                                                       --------------------   ---------------------
                                                                         2004        2003       2004        2003
                                                                       ---------   --------   ---------   ---------
Net loss, as reported...............................................  $    (5.3)  $   (8.1)  $   (25.6)  $   (18.6)
   Add: Stock-based employee compensation expenses included in
      reported net loss, net of related tax effects.................       (0.3)         -         1.9           -
   Deduct: Total stock-based employee compensation expense
      determined under the fair value method for all awards,
      net of related tax effects....................................       (0.5)      (0.5)       (0.9)       (0.9)
                                                                       ---------   --------   ---------   ---------
Pro forma net loss..................................................  $    (6.1)  $   (8.6)  $   (24.6)  $   (19.5)
                                                                       =========   ========   =========   =========

Basic and diluted loss per share:
   As reported......................................................  $   (0.89)  $  (1.24)  $   (4.29)  $   (2.85)
   Pro forma........................................................      (1.00)     (1.31)      (4.11)      (2.99)

11.   PER SHARE INFORMATION

      The weighted average number of shares used to determine basic and diluted earnings per share was:

                                                                THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                                                -----------------------------------------------------
                                                                   2004          2003          2004         2003
                                                                -----------  ------------  -----------  -------------
Weighted average shares outstanding:
   Common Stock...............................................   5,976,466    6,522,053     5,976,466   6,524,847
   Effect of dilution:
      Class A Preferred Stock (1).............................           -            -             -           -
                                                                -----------  -----------    ----------  ----------
Weighted average number of common and common equivalent
   shares - Basic.............................................   5,976,466    6,522,053     5,976,466   6,524,847
   Effect of dilution:
      Stock options (1).......................................          -             -             -           -
                                                                -----------  -----------    ----------  ----------
Weighted average number of common and common equivalent
   shares - Diluted...........................................   5,976,466    6,522,053     5,976,466   6,524,847
                                                                ===========  ===========    ==========  ==========
------------------

(1)     The Class A Preferred Stock and options were not included in the computation of basic or diluted earnings per share because the Company had a loss for the three and six months ended June 30, 2004 and 2003, respectively.

12.   COMPREHENSIVE LOSS

      The following table sets forth comprehensive loss (in millions).

                                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                             JUNE 30,               JUNE 30,
                                                                       --------------------   ---------------------
                                                                         2004        2003       2004        2003
                                                                       ---------   --------   ---------   ---------
Net loss:...........................................................  $    (5.3)  $   (8.1)  $   (25.6)  $   (18.6)
   Other comprehensive income (loss):
      Unrealized gains (losses) on available-for-sale investments...       (1.5)       0.5        (1.8)        0.8
      Applicable income tax benefit (expense).......................          -          -           -           -
                                                                       ---------   --------   ---------   ---------
Total comprehensive loss............................................  $    (6.8)  $   (7.6)  $   (27.4)  $   (17.8)
                                                                       =========   ========   =========   =========

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

   CONSOLIDATED OPERATIONS

      Selected Operational Data

      The following table presents selected financial information for the three and six months ended June 30, 2004 and 2003 for the Company's consolidated operations.

                                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                             JUNE 30,               JUNE 30,
                                                                       --------------------   ---------------------
                                                                         2004        2003       2004        2003
                                                                       ---------   --------   ---------  ----------

Net sales...........................................................  $    92.5   $   78.5   $   161.4   $   153.4
Costs and expenses..................................................      (83.4)     (73.4)     (158.9)     (149.0)
Gains on sales of timberlands and other assets......................          -        1.3           -         0.8
                                                                       ---------   --------   ---------  ----------
Operating income....................................................        9.1        6.4         2.5         5.2
Other income (expenses), net........................................        3.9        5.1         9.0        15.1
Interest expense....................................................      (18.3)     (19.6)      (37.1)      (38.9)
                                                                       ---------   --------   ---------  ----------
Loss before income taxes............................................  $    (5.3)  $   (8.1)  $   (25.6)  $   (18.6)
                                                                      ==========  =========  ==========  ==========

      Deconsolidation of Kaiser
      See Notes 1 and 8 for information regarding the deconsolidation of
Kaiser's financial results and the Company's investment in Kaiser.

   OVERVIEW OF CONSOLIDATED RESULTS OF OPERATIONS

      Net Sales
      Consolidated net sales for the second quarter of 2004 totaled $92.5 million, compared to $78.5 million for the second quarter of 2003. Net sales for the Company's forest products segment increased $1.0 million due primarily to increases in lumber prices. Net sales for the real estate segment increased $9.5 million principally due to higher sales of real estate acreage. Net sales for the racing segment increased $3.5 million due to more live race days being held.

      Consolidated net sales for the first six months of 2004 totaled $161.4 million, compared to $153.4 million for the first six months of 2003. Despite increases in net sales of lumber and logs, net sales for the Company's forest products segment decreased $0.9 million due to declines in net sales of cogeneration power and other product lines. Net sales for the real estate segment increased $6.5 million due to higher sales of real estate acreage and increases in net sales from resort and commercial operations. Net sales for the racing segment increased $2.4 million due to more live race days being held.

      Operating Income (Loss)
      The Company recorded operating income of $9.1 million in the second quarter of 2004 compared to $6.4 million in the second quarter of 2003.
Operating results for the forest products segment declined by $6.8 million, primarily as a result of higher operating expenses due to increased log purchases from third parties and higher average cost of harvest due primarily to lower harvest volumes. Operating income for the real estate segment improved by
$8.8 million, driven largely by the increases in net sales discussed above. As a result of the increase in live race days, the racing segment's operating loss declined from $1.2 million for the second quarter of 2003 to $0.8 million for the second quarter of 2004.

      The Company recorded operating income of $2.5 million for the first six months of 2004 compared to operating income of $5.2 million for the first six months of 2003. Operating results for the forest products segment declined by
$7.9 million, primarily as a result of higher operating expenses and lower harvest volumes noted above. The real estate segment recorded operating income of $7.1 million versus an operating loss of $0.6 million for the year-ago period and the racing segment's operating loss declined by $0.4 million. The improvements in results for both of these segments are primarily due to the increases in net sales discussed above. The corporate segment's operating loss increased by $2.9 million due primarily to an increase in stock-based compensation expense, which is adjusted as the market value of the Company's
Common Stock changes.

      Loss Before Income Taxes
      The Company's consolidated loss before income taxes decreased by $2.8 million in the second quarter of 2004 compared to the prior year second quarter, principally due to the increase in operating income for the real estate segment.

      The Company's consolidated loss before income taxes increased by $7.0 million for the first six months of 2004 compared to the prior year period, as results for 2003 included income related to an $8.0 million reimbursement from an insurer for certain costs incurred in connection with the OTS and FDIC actions.

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
Furthermore, there can be no assurance that future governmental regulations, legislation or judicial or administrative decisions, adverse weather conditions, or low lumber or log prices, will not have a material adverse effect on the
Company's financial condition, results of operations or liquidity. See Note 9 and Item 1. "Business - Forest Products Operations - Regulatory and
Environmental Matters" of the Form 10-K for a discussion of these matters.

      The following table presents selected operational and financial information for the three and six months ended June 30, 2004 and 2003, for the
Company's forest products operations.

                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                    JUNE 30,                     JUNE 30,
                                                           ---------------------------  ---------------------------
                                                                2004          2003          2004           2003
                                                           -------------  ------------  ------------  -------------
                                                             (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)

Shipments:
   Lumber: (1)
      Redwood upper grades................................          5.1           6.4           9.5           12.3
      Redwood common grades...............................         57.2          58.8         101.2          108.8
      Douglas-fir upper grades............................          0.4           0.7           1.3            1.6
      Douglas-fir common grades...........................         13.8          10.4          28.5           20.0
      Other...............................................          4.1           3.1           5.0            3.1
                                                           -------------  ------------  ------------  -------------
   Total lumber...........................................         80.6          79.4         145.5          145.8
                                                           =============  ============  ============  =============
   Cogeneration power (2).................................         40.5          40.4          76.8           80.9
                                                           =============  ============  ============  =============

Average sales price:
   Lumber: (3)
      Redwood upper grades................................ $      1,369   $     1,316   $     1,347   $      1,292
      Redwood common grades...............................          626           602           615            587
      Douglas-fir upper grades............................        1,415         1,556         1,090          1,527
      Douglas-fir common grades...........................          503           341           436            336
   Cogeneration power (4).................................           66            64            65             64

Net sales:
   Lumber, net of discount................................ $       51.3   $      49.0   $      89.6   $       89.2
   Logs...................................................          1.1           1.0           2.4            1.9
   Cogeneration power.....................................          2.7           3.4           5.1            6.0
   Wood chips.............................................          0.5           0.9           1.3            1.9
   Other..................................................          0.6           0.9           1.2            1.5
                                                           -------------  ------------  ------------  -------------
      Total net sales..................................... $       56.2   $      55.2   $      99.6   $      100.5
                                                           =============  ============  ============  =============
Operating income ......................................... $        2.5   $       9.3   $       2.2   $       10.1
                                                           =============  ============  ============  =============
Loss before income taxes.................................. $      (11.1)  $      (3.4)  $     (24.0)  $      (16.6)
                                                           =============  ============  ============  =============

---------------------------

(1) Lumber shipments are expressed in millions of board feet.
(2) Power deliveries are expressed in thousands of megawatts.
(3) Dollars per thousand board feet.
(4) Dollars per megawatt.

      Net Sales
      Net sales for the forest products segment increased for the second quarter of 2004, from the comparable prior year period. Net sales of lumber increased
$2.3 million, primarily as a result of increases in prices for both redwood and
Douglas-fir common grade lumber. The segment did, however, experience an unfavorable shift in the mix of lumber sold away from redwood common grade lumber to lower priced common grade Douglas-fir lumber as a result of lower availability of redwood logs.

      Net sales for the six months ended June 30, 2004, decreased $0.9 million from the comparable prior year period. While net sales of lumber and logs showed slight increases for the six-month period, these increases were offset by declines in net sales of other product lines. In particular, sales of surplus power from Palco's cogeneration power plant declined $0.9 million due to fewer megawatts sold, which occurred primarily in the first quarter of 2004.

      Operating Income
      Operating results for the segment declined for both the second quarter and first six months of 2004 compared to the same periods of 2003, primarily due to higher operating expenses. Declines in harvest have resulted in increased purchases of logs from third parties, increasing cost of goods sold by approximately $3.5 million for the first six months of 2004 as compared to the prior year period. The decline in harvest has also led to higher fixed cost per unit of volume, while wet weather conditions produced an increase in fuel consumption and related costs. Selling, general and administrative expenses increased primarily due to $1.3 million in severance and benefit payments as a result of Palco's voluntary reduction in workforce (see Note 3). In addition, operating results for the second quarter and first six months of 2003 included net gains on sales of timberlands and other assets of $1.3 million and $0.8 million, respectively, whereas the 2004 periods did not include any such gains.

      Loss Before Income Taxes
      The forest products segment's loss before income taxes increased for the second quarter and first six months of 2004 as compared to the prior year periods, primarily due to the decreases in operating results discussed above. In addition, earnings on cash, cash equivalents and other investments declined, although these declines were nearly offset by decreases in interest expense.

      REAL ESTATE OPERATIONS

      Industry Overview and Selected Operational Data
      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Arizona,
California, Puerto Rico, and Texas. The following table presents selected operational and financial information for the three and six months ended June
30, 2004 and 2003, for the Company's real estate operations.

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   ----------------------- ------------------------
                                                                      2004         2003        2004         2003
                                                                   ----------  ----------- -----------  -----------
                                                                               (IN MILLIONS OF DOLLARS)

Net sales:
   Real estate:
      Fountain Hills.............................................  $     1.4   $     5.6   $      3.4   $      7.0
      Mirada.....................................................        5.2         0.7          5.7          1.9
      Palmas.....................................................        7.6         1.1          8.1          5.1
                                                                   ----------  ----------- -----------  -----------
        Total....................................................       14.2         7.4         17.2         14.0
                                                                   ----------  ----------- -----------  -----------

   Resort, commercial and other:
      Fountain Hills.............................................        1.9          1.1         3.3          1.8
      Palmas.....................................................        3.3          1.8         5.8          4.4
      Commercial lease properties................................        4.4          4.0         8.4          8.0
      Other......................................................          -            -         0.1          0.1
                                                                   ----------  ----------- -----------  -----------
        Total....................................................        9.6          6.9        17.6         14.3
                                                                   ----------  ----------- -----------  -----------

   Total net sales...............................................  $    23.8   $     14.3  $     34.8   $     28.3
                                                                   ==========  =========== ===========  ===========

Operating income (loss):
   Fountain Hills................................................  $     0.3   $      3.0  $      0.9   $      2.5
   Mirada........................................................        2.5         (1.1)        1.7         (1.1)
   Palmas........................................................        4.6         (3.0)        1.8         (4.5)
   Commercial lease properties...................................        1.9          1.5         3.4          3.0
   Other.........................................................       (0.4)        (0.3)       (0.7)        (0.5)
                                                                   ----------  ----------- -----------  -----------
      Total operating income (loss)..............................  $     8.9   $      0.1  $      7.1   $     (0.6)
                                                                   ==========  =========== ===========  ===========

Investment, interest and other income (expense), net:
   Equity in earnings from real estate joint ventures............  $     1.9   $      0.6  $      2.9   $      1.0
   Other.........................................................        2.5          0.7         3.1          1.3
                                                                   ----------  ----------- -----------  -----------
                                                                   $     4.4   $      1.3  $      6.0   $      2.3
                                                                   ==========  =========== ===========  ===========

Income (loss) before income taxes................................  $     8.7   $     (3.4) $      3.8   $     (7.8)
                                                                   ==========  =========== ===========  ===========

      Net Sales
      Net sales for the real estate segment increased $9.5 million for the second quarter of 2004, from the comparable prior year period, primarily due to higher acreage sales at Palmas del Mar, in addition to increases in net sales from commercial operations at Palmas del Mar and Fountain Hills.

      Net sales for the real estate segment increased $6.5 million for the first six months of 2004, as compared to the first six months of 2003, largely driven by increased acreage sales at Palmas del Mar, in addition to increases in net sales from commercial operations at Palmas del Mar and Fountain Hills.

      Operating Income (Loss) and Income (Loss) Before Income Taxes
      Operating results increased by $8.8 million and $7.7 million for the second quarter and first six months of 2004, respectively, versus the same periods of 2003, largely due to the increases in net sales discussed above. The segment realized income before income taxes of $8.7 million and $3.8 million for the second quarter and first six months of 2004, respectively, as compared to losses before income taxes of $3.4 million and $7.8 million for the same periods of
2003. This improvement was due principally to the higher operating results discussed above as well as an increase in equity in earnings from FireRock, LLC.

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
Historically, Sam Houston Race Park and Valley Race Park have derived a significant amount of their annual pari-mutuel commissions from live racing and simulcasting. Pari-mutuel commissions have typically been highest during the first and fourth quarters of the year, the time during which Sam Houston Race
Park and Valley Race Park have historically conducted live thoroughbred and greyhound racing, respectively. However, as discussed further in the Form 10-K,
Sam Houston Race Park expects to conduct 42 additional live race days in 2004,
36 of which occurred during the second quarter.

      The following table presents selected operational and financial information for the three and six months ended June 30, 2004 and 2003, for the
Company's racing operations.

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   ----------------------- ------------------------
                                                                      2004         2003        2004         2003
                                                                   ----------  ----------- -----------  -----------
                                                                               (IN MILLIONS OF DOLLARS)

Number of live race days:
   Sam Houston Race Park.........................................         36            -          84           48
   Valley Race Park..............................................          6            6          81           82

Handle:
   Sam Houston Race Park:
      On-track handle............................................  $    38.1   $     29.8  $     72.1   $     66.5
      Off-track handle...........................................       21.5            -       118.1        102.3
                                                                   ----------  ----------- -----------  -----------
        Total....................................................  $    59.6   $     29.8  $    190.2   $    168.8
                                                                   ==========  =========== ===========  ===========

   Valley Race Park:
      On-track handle............................................  $     4.7   $      4.6  $     11.2   $     11.5
      Off-track handle...........................................        0.3          0.3         3.0          3.2
                                                                   ----------  ----------- -----------  -----------
        Total....................................................  $     5.0   $      4.9  $     14.2   $     14.7
                                                                   ==========  =========== ===========  ===========

Net sales:
   Sam Houston Race Park:
      Gross pari-mutuel commissions..............................  $     8.7   $      6.4  $     19.1   $     17.6
      Other revenues.............................................        2.5          1.5         4.5          3.7
                                                                   ----------  ----------- -----------  -----------
        Total....................................................       11.2          7.9        23.6         21.3
                                                                   ----------  ----------- -----------  -----------
   Valley Race Park:
      Gross pari-mutuel commissions..............................        1.1          1.0         2.7          2.7
      Other revenues.............................................        0.2          0.1         0.7          0.6
                                                                   ----------  ----------- -----------  -----------
        Total....................................................        1.3          1.1         3.4          3.3
                                                                   ----------  ----------- -----------  -----------
   Total net sales...............................................  $    12.5   $      9.0  $     27.0   $     24.6
                                                                   ==========  =========== ===========  ===========

Operating loss:
   Sam Houston Race Park.........................................  $    (0.7)  $     (1.0) $      0.1   $     (0.3)
   Valley Race Park..............................................       (0.1)        (0.2)       (0.3)        (0.3)
                                                                   ----------  ----------- -----------  -----------
      Total operating loss.......................................  $    (0.8)  $     (1.2) $     (0.2)  $     (0.6)
                                                                   ==========  =========== ===========  ===========

Loss before income taxes.........................................  $    (0.8)  $     (1.2) $     (0.2)  $     (0.7)
                                                                   ==========  =========== ===========  ===========

      Net Sales
      Net sales for the racing segment increased $3.5 million and $2.4 million for the second quarter and first six months of 2004, compared to the prior year periods. The increases primarily resulted from 36 more live race days at Sam
Houston Race Park for both periods. Results for Valley Race Park for both the second quarter and first six months of 2004 were comparable to the prior year periods.

      Operating Loss and Loss Before Taxes
      The racing segment's operating loss and loss before taxes for the second quarter and first six months of 2004 improved versus the prior year periods, primarily due to the increases in net sales discussed above.

   OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                   -----------------------  -----------------------
                                                                      2004         2003        2004        2003
                                                                   -----------  ----------  ----------  -----------
                                                                               (IN MILLIONS OF DOLLARS)

Operating loss...................................................  $     (1.5)  $    (1.8)  $    (6.6)  $  (3.7)
Income (loss) before income taxes and minority interest..........        (2.1)       (0.1)       (5.2)      6.5

      The operating losses in the table above represent corporate general and administrative expenses that are not allocated to the Company's industry segments. For the first six months of 2004, such losses include $1.9 million related to an increase in stock-based compensation expense, which is adjusted as the market value of the Company's Common Stock changes. Income before income taxes for 2003 includes $8.0 million related to reimbursement by an insurer for certain costs incurred in connection with the OTS and FDIC actions (see Note 9).

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

   CASH FLOW

      Operating Activities
      Net cash provided by operating activities of $7.2 million for the six months ended June 30, 2004, principally reflects net cash of $14.9 million generated by a $7.2 million decrease in inventories, and a $7.7 million increase in long-term liabilities. This benefit was reduced by the net loss, excluding depreciation, depletion and amortization, of $7.7 million.

      Investing Activities
      Net cash provided by investing activities of $1.4 million for the six months ended June 30, 2004, principally reflects capital expenditures of $20.2 million, $15.0 of which were related to Palco's new sawmill project (see Item 7.
"Management's Discussion and Analysis of Financial Condition and Results of
Operations - Financial Condition and Investing and Financing Activities - Forest
Products Operations" of the Form 10-K for a discussion of Palco's new sawmill project), offset by proceeds from the sale of marketable securities and other short-term investments of $21.1 million.

      Financing Activities
      Net cash provided by financing activities of $14.6 million for the six months ended June 30, 2004, principally reflects a net increase in debt of $4.9 million and $10.5 million of restricted cash withdrawals. The restricted cash withdrawals were primarily from the SAR Account and used to pay principal on the Timber Notes.

   MAXXAM PARENT

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

   FOREST PRODUCTS OPERATIONS

      On June 30, 2004, Scotia LLC had unused availability of $44.5 million under the Scotia LLC Line of Credit, and there was $13.0 million outstanding under this facility. As a result of the note payment date in July 2004 discussed below, outstanding borrowings under the Scotia LLC Line of Credit increased to
$39.7 million, and unused availability decreased to $17.3 million as of July 31,
2004.

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

      On the note payment date in July 2004, Scotia LLC used $26.6 million (net of $2.1 million of additional interest due in respect of Timber Notes held by
Scotia LLC) of the funds available under the Scotia LLC Line of Credit to pay the entire amount of interest due. Scotia LLC repaid $4.5 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      With respect to the note payment date in January 2005, Scotia LLC expects to use the funds available under the Scotia LLC Line of Credit to pay the entire
$26.5 million of interest which will be due (net of $2.0 million of additional interest which would be due in respect of Timber Notes held by Scotia LLC).
Scotia LLC expects to repay $12.3 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      During the first six months of 2004, $4.8 million of funds from the SAR
Account were used to repurchase $5.0 million principal amount of Timber Notes, as permitted under the Timber Notes Indenture, resulting in a small gain (net of unamortized deferred financing costs) on the repurchase of debt.

      Due to its highly leveraged condition, Scotia LLC is more sensitive than less leveraged companies to factors affecting its operations, including low log prices, governmental regulation and litigation affecting timber harvesting practices on its timberlands (see Note 9), and general economic conditions.
Scotia LLC's cash flows from operations are significantly impacted by harvest volumes and log prices. In June 2004, the State Board of Equalization adopted the new Harvest Value Schedule for the second half of 2004. The prices published in that schedule reflected a 1.6% increase in the SBE Price for small redwood logs and a 14.3% increase for small Douglas-fir logs from the prices published for the first half of 2004.

      On June 8, 2004, Standard & Poor's Ratings Service announced that it was lowering its ratings on all classes of the Timber Notes. Ratings on the Class
A-1 Timber Notes were lowered from BBB+ to BBB-; ratings on the Class A-2 Timber
Notes were lowered from BBB to BB; and ratings on the Class A-3 Timber Notes were lowered from BB to B. Standard & Poor's also indicated that all ratings were removed from the agency's negative CreditWatch, where they were placed in
November 2002, and that the lowered ratings reflect the negative impact that depressed timber prices, lower harvest levels and higher capital/operating costs have had on Scotia LLC's cash flow available for debt service.

      With respect to short-term liquidity, Scotia LLC believes that cash flows from operations and funds available under the Scotia LLC Line of Credit (in respect of interest payments) and the SAR Account (in respect of principal payments), should provide sufficient funds to meet its working capital, capital expenditures and debt service obligations for the next twelve months, including the July 2005 note payment date; however, there can be no assurance that this will be the case. With respect to long-term liquidity, although Scotia LLC believes that cash flows from operations and funds available under the Scotia
LLC Line of Credit and the SAR Account should be adequate to meet its working capital, capital expenditure and debt service obligations, unless log prices continue to improve there can be no assurance that this will be the case. In addition, liquidity, capital resources and results of operations will be adversely affected if harvest levels decline or costs increase as a result of the various regulatory, environmental and litigation matters discussed in Note
9.

      At June 30, 2004, $10.9 million in borrowings and $0.3 million in letters of credit were outstanding under the Palco Credit Agreement. In accordance with the agreement, Palco is required to maintain a certain base level of borrowings through February 12, 2005, based on certain collateral balances. Palco is required to meet certain quarterly earnings thresholds under a covenant of the
Palco Credit Agreement and was in compliance with this covenant at June 30,
2004.

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

   REAL ESTATE OPERATIONS

      As discussed further in "Trends--Real Estate Operations" below, one of the
Company's development projects in Fountain Hills was delayed, and this delay will result in fewer lot sales for 2004.

      The Company believes that the existing cash and credit facilities of its real estate subsidiaries are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for the next year. With respect to the long- term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing and joint venture partners, should provide sufficient funds to meet their working capital and capital expenditure requirements. PDMPI and its subsidiaries, however, have required advances from
MAXXAM Parent in prior years to fund their operations, and although the Company does not expect that PDMPI will require advances in the current fiscal year,
PDMPI may from time to time require such advances.

   RACING OPERATIONS

      SHRP, Ltd. has generated cash flows from operations during the six months ended June 30, 2004, largely as a result of having more live race days than typical. In the short term, SHRP, Ltd.'s management expects that SHRP, Ltd.'s cash flows from operations will be closer to breakeven as the number of live race days for 2005 will be more in line with historical levels. However, there can be no assurance that this will be the case as SHRP, Ltd. is experiencing strong competition from internet wagering and "racinos" in surrounding states.
These factors will also play a role in SHRP, Ltd.'s long-term liquidity.

   KAISER'S OPERATIONS

      With respect to the Company's interest in Kaiser, the Debtors believe that it is likely that the equity of Kaiser's stockholders will be cancelled without consideration. See Note 1 and 8 for further information.

OFF-BALANCE SHEET ARRANGEMENTS

      The Company does not have any off-balance sheet financing, other than operating leases entered into in the normal course of business, or unconsolidated special purpose entities. The Company does not use derivatives for any of its treasury or risk management activities.

TRENDS

      This section contains statements which constitute "forward-looking statements" within the meaning of the PSLRA. See this section and above for cautionary information with respect to such forward-looking statements.

   REAL ESTATE OPERATIONS

      As discussed in the Form 10-K, PDMPI is considering various alternatives to accelerate sales of its remaining 1,180 acres of undeveloped land as well as disposition of other assets. In connection with the foregoing, PDMPI has retained an agent to assist in its efforts to solicit developer and investor interest in acquiring such acreage and other assets.

      As indicated in the Form 10-K, the Arizona Department of Water Resources
had notified the local utility which supplies water to the Company's Fountain
Hills development that the demand for water in the utility's service area exceeded certain statutory requirements. In April 2004, the Arizona Department of Water Resources approved a modification and renewal of the utility's Assured
Water Supply designation, thereby satisfactorily resolving this matter (both for the utility and the Fountain Hills development). Nevertheless, this matter has delayed one of the Company's Fountain Hills' projects, and this delay will result in fewer lot sales at the Fountain Hills development in 2004 than would have otherwise been the case.

   RACING OPERATIONS

      The Texas legislature, which convenes its regular session every other year, considered a variety of alternatives during the January-June 2003 session to address a projected budget shortfall, including enhancing state revenues through additional forms of gaming such as video lottery terminals at existing horse and dog racing tracks, gaming on Indian reservations, keno, and full casinos. The Texas legislature did not enact any such legislation during its regular session or during a special session convened in April 2004 to consider changes to the current manner in which public education is funded.

      Should changes be made to the manner in which public school financing is currently funded, the Company expects that video lottery terminals at existing horse and dog tracks will be among the alternatives considered to replace any diminishment of current funding sources. The Company is vigorously pursuing such legislation. As such legislation would likely require the approval of two-thirds of each legislative house and a majority of the state's voters, no assurance can be given that any such legislation will be enacted or become effective.
Moreover, it is impossible to determine what the provisions of any such legislation will be or their effect on the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      See Item 7. "Management's Discussion and Analysis of Financial Condition
and Results of Operations--Critical Accounting Policies and Estimates" of the
Form 10-K for a discussion of the Company's critical accounting policies and estimates. There have been no material changes to the Company's critical accounting policies and estimates provided in the Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

      See Note 2 for a discussion of new accounting pronouncements and their potential impact on the Company.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates primarily under the
Scotia LLC Line of Credit and the Pacific Lumber Credit Agreement, as well as certain other debt facilities used to finance real estate development activities. As of June 30, 2004, there were $37.6 million in borrowings outstanding under all variable rate facilities. Based on the amount of borrowings outstanding under these facilities during the six months ended June
30, 2004, a 1% change in interest rates effective from the beginning of the year would have resulted in an increase or decrease in interest expense for the period of $0.2 million.

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

ITEM 2.         CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
                SECURITIES

      At the Company's May 19, 2004, annual meeting of stockholders, a proposal to amend the Company's charter was approved. The amendment provided for a reduction in the Company's authorized capital stock from 28,000,000 to
15,500,000 shares (consisting of 13,000,000 shares of Common Stock and 2,500,000 shares of Preferred Stock). Such charter amendment was subsequently filed with the Delaware Secretary of State and is reflected in the restated certificate of incorporation of the Company filed as Exhibit 3.1 hereto.

      The Company may from time to time purchase shares of its Common Stock on national exchanges or in privately negotiated transactions. No such purchases occurred during the six months ended June 30, 2004, or through the date of this report.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders of the Company was held on May 19,
2004, at which meeting the stockholders reelected Messrs. Cruikshank, Rosenberg,
Rosenthal, and Schwartz as directors of the Company. Stockholders also approved proposals to amend the Company's charter and to amend the Company's Non-Employee
Director Stock Plan. The results of the matters voted upon at the meeting are shown below.

NOMINEES FOR DIRECTOR

      The nominees for election as directors of the Company are listed below, together with voting information for each nominee. Messrs. Charles E. Hurwitz,
Ezra G. Levin and J. Kent Friedman continued as directors of the Company.

      NOMINEES FOR ELECTION BY HOLDERS OF COMMON STOCK

      Robert J. Cruikshank - 4,670,210 votes for, 49,121 votes withheld and -0-
broker non-votes.
     Stanley D. Rosenberg - 4,669,989 votes for, 49,342 votes withheld and -0-
broker non-votes.
     Michael J. Rosenthal - 4,670,010 votes for, 49,321 votes withheld and -0-
broker non-votes.

      NOMINEES FOR ELECTION BY HOLDERS OF COMMON STOCK AND CLASS A PREFERRED STOCK

      Paul N. Schwartz - 11,346,746 votes for, 50,955 votes withheld and -0-
broker non-votes.

PROPOSAL REGARDING AN AMENDMENT TO THE COMPANY'S RESTATED CERTIFICATE OF INCORPORATION

      11,203,931 votes for, 31,914 votes against, and 9,471 broker non-votes.

PROPOSAL REGARDING THE COMPANY'S AMENDED AND RESTATED NON-EMPLOYEE DIRECTOR STOCK PLAN

      10,826,958 votes for, 404,172 votes against, and 15,646 broker non-votes.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

      A.   EXHIBITS:

           *3.1       Restated certificate of incorporation of the Company
                      (conformed to include all amendments and certificates
                      of designation thereto)

           * 31.1     Section 302 Certification of Chief Executive Officer

           * 31.2     Section 302 Certification of Chief Financial Officer

           * 32.1     Section 906 Certification of Chief Executive Officer

           * 32.2     Section 906 Certification of Chief Financial Officer

           * 99.1     Earnings release issued on August 11, 2004

      * Included with this filing

      B.        REPORTS ON FORM 8-K:

      Since the filing of the Company's Quarterly Report on Form 10-Q for the
quarter ended March 31, 2004, the Company has filed or furnished on the dates indicated the following current reports on Form 8-K:

      May 12, 2004 - report under Item 12 related to the Company's 2004 first quarter results.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Registrant and as the principal financial and accounting officers of the
Registrant, respectively.

                                                               MAXXAM INC.

Date: August 12, 2004                  By:       /S/         PAUL N. SCHWARTZ
                                           ------------------------------------------------------
                                                            Paul N. Schwartz
                                             President, Chief Financial Officer and Director
                                                       (Principal Financial Officer)

Date: August 12, 2004                  By:       /S/      ELIZABETH D. BRUMLEY
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

FASB:  Financial Accounting Standards Board

FDIC:  Federal Deposit Insurance Corporation

FDIC action: An action filed by the FDIC on August 2, 1995, entitled Federal
Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v.
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

FSP FAS 106-2: FASB Staff Position FAS 106-2, "Accounting and Disclosure
Requirements Related to the Medicare Prescription Drug, Improvement and
Modernization Act of 2003"

Harvest Value Schedule: A schedule setting forth SBE Prices which is published biannually by the California State Board of Equalization for purposes of computing yield taxes on timber sales

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

MPC:  MAXXAM Property Company, a wholly owned subsidiary of the Company

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

SHRP, Ltd.:  Sam Houston Race Park, Ltd., a wholly owned subsidiary of the Company

State Board of Equalization: The California State Board of Equalization

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
(No. CV990452) pending in the Superior Court of Sacramento County, California