Form 10-Q
period 2004-09-30
MAXXAM INC
filed 2004-11-15
CIK 63814

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
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

         Indicate by check mark whether the Registrant (1) has filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
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

   Number of shares of common stock outstanding at November 5, 2004: 5,976,466

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
                    Condensed Notes to Consolidated Financial Statements

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                        Results of Operations

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         Item 4.   Controls and Procedures

PART II. - OTHER INFORMATION

         Item 1.   Legal Proceedings
         Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
         Item 6.   Exhibits
         Signatures

APPENDIX A - GLOSSARY OF DEFINED TERMS

                          MAXXAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                                          2004             2003
                                                                                      ------------     ------------
                                                                                              (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents....................................................      $      35.9      $      35.0
   Marketable securities and other short-term investments.......................             96.9            116.9
   Receivables:
      Trade, net of allowance for doubtful accounts of $0.4 for both periods....             11.7             12.4
      Other.....................................................................              2.7              2.6
   Inventories:
      Lumber....................................................................             15.2             17.7
      Logs......................................................................             16.0             11.8
   Prepaid expenses and other current assets....................................             29.0             31.6
                                                                                      ------------     ------------
        Total current assets....................................................            207.4            228.0
Property, plant and equipment, net of accumulated depreciation of $180.5 and
   $164.6, respectively.........................................................            372.2            367.9
Timber and timberlands, net of accumulated depletion of $220.2 and $214.2,
   respectively.................................................................            215.0            217.9
Real estate.....................................................................             64.9             68.1
Deferred income taxes...........................................................             95.2             95.2
Restricted cash, marketable securities and other investments....................             22.0             43.6
Long-term receivables and other assets..........................................             40.3             40.1
                                                                                      ------------     ------------
                                                                                      $   1,017.0      $   1,060.8
                                                                                      ============     ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable.............................................................      $      10.9      $      10.8
   Accrued interest.............................................................             11.6             25.8
   Accrued compensation and related benefits....................................             15.4             12.8
   Other accrued liabilities....................................................             28.7             23.4
   Short-term borrowings and current maturities of long-term debt...............             69.0             28.5
                                                                                      ------------     ------------
        Total current liabilities...............................................            135.6            101.3
Long-term debt, less current maturities.........................................            916.6            953.5
Accrued pension and other postretirement benefits...............................             36.4             32.9
Losses in excess of investment in Kaiser........................................            516.2            516.2
Other noncurrent liabilities....................................................             61.4             58.8
                                                                                      ------------     ------------
        Total liabilities.......................................................          1,666.2          1,662.7
                                                                                      ------------     ------------

Commitments and contingencies (see Note 9)

Stockholders' deficit:
   Preferred stock, $0.50 par value; $0.75 liquidation preference; 2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible
      Preferred Stock; 669,040 shares issued; 668,195 shares outstanding........              0.3              0.3
   Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359 shares
      issued; 5,976,466 shares outstanding......................................              5.0              5.0
   Additional capital...........................................................            225.3            225.3
   Accumulated deficit..........................................................           (665.6)          (619.8)
   Accumulated other comprehensive loss.........................................            (89.5)           (88.0)
   Treasury stock, at cost (shares held:  preferred - 845; common - 4,086,893)..           (124.7)          (124.7)
                                                                                      ------------     ------------
        Total stockholders' deficit.............................................           (649.2)          (601.9)
                                                                                      ------------     ------------

                                                                                      $   1,017.0      $   1,060.8
                                                                                      ============     ============

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
             (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE INFORMATION)

                                                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                                            ------------------------  ------------------------
                                                                                2004         2003         2004        2003
                                                                            -----------  -----------  ----------- ------------
                                                                                               (UNAUDITED)

Net sales:
   Forest products......................................................     $     49.6   $     56.1   $    149.2  $     156.6
   Real estate..........................................................           20.3         20.4         55.1         48.7
   Racing...............................................................           11.6         12.9         38.6         37.5
                                                                              ----------  -----------  ----------- ------------
                                                                                   81.5         89.4        242.9        242.8
                                                                              ----------  -----------  ----------- ------------
Costs and expenses:
   Cost of sales and operations:
      Forest products...................................................           36.9         38.4        109.7        106.2
      Real estate.......................................................            8.5          5.8         20.0         18.0
      Racing............................................................           10.0         10.6         32.2         30.8
   Selling, general and administrative expenses.........................           19.1         15.3         53.6         45.3
   Gain on sales of timberlands and other assets........................           (0.2)        (0.1)        (0.2)        (0.9)
   Impairment of assets.................................................              -          1.4            -          1.4
   Depreciation, depletion and amortization.............................            8.7          9.1         26.6         27.9
                                                                              ----------  -----------  ----------- ------------
                                                                                   83.0         80.5        241.9        228.7
                                                                              ----------  -----------  ----------- ------------
Operating income (loss):
   Forest products......................................................            1.0          6.8          3.2         16.9
   Real estate..........................................................            3.2          4.9         10.3          4.3
   Racing...............................................................           (1.5)        (0.7)        (1.7)        (1.3)
   Corporate............................................................           (4.2)        (2.1)       (10.8)        (5.8)
                                                                              ----------  -----------  ----------- ------------
                                                                                   (1.5)         8.9          1.0         14.1
Other income (expense):
   Investment and interest income (loss)................................           (0.3)         3.1          5.3          8.2
   Other income.........................................................            0.3          0.7          3.7         10.7
   Interest expense.....................................................          (18.0)       (18.5)       (54.0)       (56.3)
   Amortization of deferred financing costs.............................           (0.6)        (0.5)        (1.7)        (1.6)
                                                                              ----------  -----------  ----------- ------------
Loss before income taxes................................................          (20.1)        (6.3)       (45.7)       (24.9)
Provision for income taxes..............................................           (0.1)           -         (0.1)           -
                                                                              ----------  -----------  ----------- ------------
Net loss................................................................     $    (20.2)  $     (6.3)  $    (45.8) $     (24.9)
                                                                              ==========  ===========  =========== ============

Basic and diluted loss per common and common
   equivalent share ....................................................     $    (3.37)  $    (0.96)  $    (7.66) $     (3.81)
                                                                              ==========  ===========  =========== ============

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                        ---------------------------
                                                                                           2004             2003
                                                                                        ----------       ----------
                                                                                                (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.....................................................................        $   (45.8)       $   (24.9)
   Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation, depletion and amortization.....................................             26.6             27.9
   Gain on sales of timberlands and other assets................................             (0.2)            (0.9)
   Net losses (gains) on marketable securities..................................              0.7            (13.5)
   Amortization of deferred financing costs.....................................              1.7              1.6
   Equity in (earnings) loss of unconsolidated affiliates, net of dividends
      received..................................................................              1.1             (1.2)
   Reserve for environmental remediation........................................              1.9                -
   Other........................................................................             (0.1)               -
   Increase (decrease) in cash resulting from changes in:
      Receivables...............................................................              1.1              2.0
      Inventories...............................................................             (1.8)             3.4
      Prepaid expenses and other assets.........................................              0.4              1.2
      Accounts payable..........................................................              0.1              0.6
      Other accrued liabilities.................................................              4.4             (2.8)
      Accrued interest..........................................................            (14.2)           (13.8)
      Long-term assets and long-term liabilities................................              9.7              4.8
      Other.....................................................................             (0.2)             0.9
                                                                                        ----------       ----------
      Net cash used for operating activities....................................            (14.6)           (14.7)
                                                                                        ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from dispositions of property and investments...................              0.2              3.5
   Net sales of marketable securities and other investments.....................             21.2              1.2
   Capital expenditures.........................................................            (27.3)           (14.5)
   Other........................................................................              0.3              0.3
                                                                                        ----------       ----------
      Net cash used for investing activities....................................             (5.6)            (9.5)
                                                                                        ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuances of long-term debt....................................              3.1              1.2
   Redemptions, repurchases of and principal payments on long-term debt.........            (37.2)           (24.4)
   Borrowings under revolving and short-term credit facilities..................             42.6             20.3
   Restricted cash withdrawals, net.............................................             13.4             11.8
   Other........................................................................             (0.8)            (0.2)
                                                                                           ----------   ----------
      Net cash provided by financing activities.................................             21.1              8.7
                                                                                           ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................              0.9            (15.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD............................             35.0             45.6
                                                                                        ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD..................................        $    35.9        $    30.1
                                                                                        ==========       ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Repurchases of debt using restricted cash....................................        $     4.8        $     3.4
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest...................................        $    68.3        $    70.1

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the
Form 10-K. Any capitalized terms used but not defined in these Condensed Notes to Consolidated Financial Statements are defined in the "Glossary of Defined
Terms" contained in Appendix A. All references to the "Company" include MAXXAM
Inc. and its majority and wholly owned subsidiaries (but exclusive of Kaiser and its subsidiaries), unless otherwise indicated or the context indicates otherwise. All references to "Kaiser," "MGHI," "MGI," "Palco," "MPC" and "SHRP,
Ltd." refer to the respective companies and their subsidiaries, unless otherwise indicated or the context indicates otherwise. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

      The consolidated financial statements included herein are unaudited;
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2004, the consolidated results of operations for the three and nine months ended September 30, 2004 and
2003, and the consolidated cash flows for the nine months ended September 30,
2004 and 2003.

      Reclassifications
      Certain reclassifications have been made to the consolidated financial statements of prior periods to be consistent with the current period's presentation. Pari-mutuel commissions for the Company's racing segment have been reclassified and presented on a gross basis to reflect current industry reporting practice. Revenues from pari-mutuel commissions were previously reported net of pari-mutuel costs and expenses. Pari-mutuel costs and expenses have been reclassified as costs of sales and operations.

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

      FSP FAS 106-2 is effective for the first interim period beginning after
June 15, 2004. The Company has concluded that the benefits provided by the
Company's plan are actuarially equivalent to Medicare Part D, and that the effects of the subsidy provided by the Prescription Drug Act on its accumulated postretirement benefit obligation and net periodic benefit cost are not material.

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

                                                                                 REPORTABLE SEGMENTS
                                                                             ---------------------------
                                                                               FOREST   REAL                           CONSOLIDATED
                                                                              PRODUCTS ESTATE    RACING    CORPORATE      TOTAL
                                                                             --------- ------   --------   ----------   ----------
Depreciation, depletion and amortization for the three months ended:
   September 30, 2004...................................................     $    4.8    $ 3.5  $   0.4    $       -    $     8.7
   September 30, 2003...................................................          5.1      3.6      0.4            -          9.1

Depreciation, depletion and amortization for the nine months ended:
   September 30, 2004...................................................         14.8     10.5      1.3            -         26.6
   September 30, 2003...................................................         15.8     10.8      1.2          0.1         27.9

Total assets as of:
   September 30, 2004...................................................        458.6    342.9     33.4        182.1      1,017.0
   December 31, 2003....................................................        483.6    359.5     33.6        184.1      1,060.8

      Forest Products
      During the second quarter of 2004, Palco implemented a voluntary reduction in workforce related to the curtailment of production at Palco's Carlotta mill.
In connection with the reduction, Palco charged $1.4 million against earnings for employee severance and benefit costs. This amount is reflected in selling, general and administrative expenses in the Consolidated Statement of Operations for the nine months ended September 30, 2004. The employee severance and benefit costs were related to the termination of approximately 107 regular employees, the majority of whom were engaged in direct manufacturing activities at Palco's sawmill facilities. As of September 30, 2004, all of the $1.4 million in severance and benefits had been paid.

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

      In connection with the 2003 lease termination of the Company's casino facility at its Palmas del Mar operation in Puerto Rico, the Company recorded a charge to operating expense of $1.4 million in the third quarter of 2003 related to the write-down of casino related assets to estimated fair value.

      Corporate
      In connection with a suit filed by the Company against a group of its insurers in which it sought reimbursement of expenses related to the OTS and
FDIC actions, the Company settled with the insurers for $8.0 million in the first quarter of 2003. This amount is reflected in other income in the
Consolidated Statement of Operations.

      The Company recorded a charge to operating expense of $1.9 million in the third quarter of 2004 in connection with an environmental matter associated with a former subsidiary of the Company. See Note 9 for further discussion.

4.    RESTRICTED CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND OTHER INVESTMENTS

      In addition to the non-current restricted cash, marketable securities and other investments reflected on the Company's balance sheet, the following current amounts are restricted under various agreements (in millions):

                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                          2004             2003
                                                                                      ------------     ------------

Cash and cash equivalents.......................................................      $       4.2      $       4.0
Marketable securities and other short-term investments..........................             25.1             22.2

5.    DEBT

      At September 30, 2004, $12.1 million in borrowings and $0.3 million in letters of credit were outstanding under the Palco Credit Agreement. In accordance with the agreement, Palco is required to maintain a certain base level of borrowings through February 12, 2005, based on certain collateral balances. Palco is also required to meet certain quarterly earnings thresholds under a covenant of the Palco Credit Agreement. Palco was in compliance with these covenants at September 30, 2004.

      At September 30, 2004, Scotia LLC had unused availability of $25.6 million under the Scotia LLC Line of Credit, and there was $31.4 million outstanding under this facility.

      During the first nine months of 2004, $4.8 million of funds from the SAR
Account were used to repurchase $5.0 million principal amount of Timber Notes, as permitted under the Timber Notes Indenture, resulting in a small gain (net of unamortized deferred financing costs) on the repurchase of debt, which is included in other income in the accompanying financial statements.

      Subsequent to September 30, 2004, $5.7 million of funds from the SAR
Account were used to repurchase $5.7 million principal amount of Timber Notes, as permitted under the Timber Notes Indenture, resulting in a loss of $0.3 million (net of unamortized deferred financing costs) on the repurchased debt.

6.    INCOME TAXES

      The Company generated a loss before income taxes of $20.1 million for the third quarter and $45.7 million for the first nine months of 2004; however, the
Company has recorded no tax benefit associated with the loss for these periods.
Each period, the Company evaluates appropriate factors in determining the realizability of the deferred tax assets attributable to losses and credits generated in the current period and those being carried forward. These factors are discussed further in Note 10 to the Company's consolidated financial statements included in the Form 10-K. Based on this evaluation, the Company provided valuation allowances with respect to the deferred tax assets attributable to the losses and credits generated during the three and nine months ended
September 30, 2004. These valuation allowances were in addition to the valuation allowances which were provided in prior years.

7.    EMPLOYEE BENEFIT PLANS

      The components of pension and other postretirement benefits expense are as follows (in millions):

                                                            MEDICAL/LIFE                            MEDICAL/LIFE
                                       PENSION BENEFITS       BENEFITS        PENSION BENEFITS        BENEFITS
                                       ----------------  ------------------  -----------------   ------------------
                                         THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                       ------------------------------------  --------------------------------------
                                         2004    2003      2004      2003      2004     2003       2004      2003
                                       ------- --------  --------  --------  -------- --------   -------- ---------
Components of net periodic benefit costs:
   Service cost....................... $  0.7  $   0.7   $   0.1   $   0.1   $   2.1  $   2.1    $   0.3  $    0.3
   Interest cost......................    1.4      1.3       0.2       0.2       4.2      3.9        0.6       0.6
   Expected return on assets..........   (1.3)    (1.2)        -         -      (3.9)    (3.6)         -         -
   Amortization of prior service costs      -        -      (0.1)        -         -        -       (0.3)        -
   Recognized net actuarial loss......      -        -         -         -       0.1        -          -         -
   Curtailment........................      -        -         -         -         -        -       (0.1)        -
                                       ------- --------  --------  --------  -------- --------   -------- ---------
   Net periodic benefit costs......... $  0.8  $   0.8   $   0.2   $   0.3   $   2.5  $   2.4    $   0.5  $    0.9
                                       ======= ========  ========  ========  ======== ========   ======== =========

      Through October 31, 2004, the Company had contributed $1.0 million to such plans. Management expects that no additional contributions to the Company's benefit plans will be made in 2004.

8.    INVESTMENT IN KAISER

      As discussed further in the Form 10-K, Kaiser, its wholly owned subsidiary, KACC, and 24 of KACC's subsidiaries have filed separate voluntary petitions in the Bankruptcy Court for reorganization under Chapter 11 of the
Code. The Debtors currently believe that, with limited exceptions, it is likely that substantially all pre-Filing Date claims will be settled at less than 100%
of their face value and the equity interests of Kaiser's stockholders, including the Company, will be cancelled without consideration.

      As provided by the Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The
Bankruptcy Court has subsequently approved several extensions of the exclusivity period for the Debtors. Most recently, the Bankruptcy Court approved an extension of exclusivity as to all Debtors to February 28, 2005, but the approved order provides that exclusivity can be terminated earlier with respect to certain Debtors in accordance with the terms of an intercompany settlement agreement that is pending before the Bankruptcy Court. Kaiser has indicated that additional extensions may be sought. However, no assurance can be given that any such future extension requests will be granted by the Bankruptcy
Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite number of creditors and equity holders entitled to vote on the plan, other parties in interest in the
Cases may be permitted to propose their own plan(s)of reorganization for the Debtors.

      Kaiser's common stock is publicly traded on the OTC Bulletin Board under the trading symbol "KLUCQ." The market value for the 50,000,000 Kaiser Shares, based on the price per share quoted at the close of business on November 5,
2004, was $2.5 million. There can be no assurance that such value would be realized should the Kaiser Shares be sold.

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

      Environmental Plans
      From March 1999 until October 2002, the Company prepared THPs in accordance with the SYP. The SYP was intended to comply with regulations of the
California Board of Forestry and Fire Protection requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate that their projected average annual harvest for any decade within a 100-year planning period would not exceed the average annual growth level during the last decade of the 100-year planning period. The forest practice rules allow companies which do not have a sustained yield plan to follow an alternative procedure to document compliance with the sustained yield requirements. As discussed below, on October 31, 2003, the Court hearing the
EPIC-SYP/Permits lawsuit entered a judgment invalidating the SYP and the
California Permits. As a result of an earlier stay order issued in this case,
Palco has since October 2002 been obtaining review and approval of THPs under this alternative procedure and expects to follow this procedure for the foreseeable future.

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

      Under the California Water Quality Control Act and the CWA, the EPA is
required to establish the TMDLs in water courses that have been declared to be
"water quality impaired." The EPA and the North Coast Water Board are in the
process of establishing TMDLs for many northern California rivers and certain of their tributaries, including nine water courses that flow within the Company's timberlands. The Company expects this process to continue into 2010. The final
TMDL requirements applicable to the Company's timberlands may require aquatic protection measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

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
In addition, the North Coast Water Board has issued the Elk River Order which is aimed at addressing existing sediment production sites in the Elk River watershed through clean up actions. The North Coast Water Board has also initiated the process which could result in similar orders for the Freshwater and Bear Creek watersheds, and is contemplating similar actions for the Jordan and Stitz Creek watersheds. The Elk River Order has resulted in increased costs to Palco that could extend over a number of years. Additional orders in other watersheds (should they be issued) may also result in increased costs. Palco's appeal of the Elk River Order to the State Water Board was denied. Palco is in the process of appealing in state court the decision of the State Water Board.
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
In November 2003, Palco appealed the October 31, 2003, decision. In January 2004, the plaintiffs in these lawsuits filed claims against the defendants totaling
$5.8 million for reimbursement of attorneys fees and other expenses incurred in connection with these matters, and the trial judge granted the request for reimbursement on September 24, 2004. Palco and the State of California have appealed this decision.

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

      In November 2002, the Cook and the Cave actions were filed which name
Palco and certain affiliates as defendants. In April 2003, the plaintiffs in these actions filed amended complaints and served the defendants with notice of the actions. The Cook action alleges, among other things, that defendants'
logging practices have contributed to an increase in flooding along Freshwater
Creek (which runs through Palco's timberlands), resulting in personal injury and damage to the plaintiffs' properties. Plaintiffs further allege that in order to have THPs approved in the affected areas, the defendants engaged in certain unfair business practices. The plaintiffs seek, among other things, compensatory and exemplary damages, injunctive relief, and appointment of a receiver to ensure that the watershed is restored. The Cave action contains similar allegations and requests similar relief with respect to the Elk River watershed (a portion of which is contained on Palco's timberlands). The Company does not believe the resolution of these actions should result in a material adverse effect on its financial condition, results of operations or liquidity.

      In February 2003, the District Attorney of Humboldt County filed the
Humboldt DA action. The suit was filed under California's unfair competition law and alleges that Palco, Scotia LLC and Salmon Creek used certain unfair business practices in connection with completion of the Headwaters Agreement, and that this resulted in the ability to harvest significantly more trees under the
Environmental Plans than would have otherwise been the case. The suit sought a variety of remedies including a civil penalty of $2,500 for each additional tree that has been or will be harvested due to this alleged increase in harvest, as well as restitution and an injunction in respect of the additional timber harvesting allegedly being conducted. In response to motions filed by Palco for sanctions and dismissal of this suit, on April 30, 2004, the Court issued a ruling requiring the District Attorney to amend his suit to prove that
"extrinsic" fraud occurred. In addition, the Court eliminated the remedies being sought, other than for civil penalties, and suggested that it would be inappropriate to base civil penalties on the additional trees harvested. The
Court also ruled that it declined "at this juncture" to impose sanctions on the
District Attorney. The Company believes that this suit is without merit and that the April 30 ruling diminished significantly its exposure with respect to this matter; however, there can be no assurance that Palco will ultimately prevail or that an adverse outcome would not be material to the Company's consolidated financial condition, results of operations and/or liquidity.

      In December 2003, the HWC 2003 lawsuit, naming Palco as a real party in interest, was filed. The plaintiffs allege that the North Coast Water Board should have required waste discharge reports in respect of all timber harvesting activities in the Freshwater and Elk River watersheds, and are seeking to have this requirement imposed on Palco. The Company does not believe that the resolution of this action should result in a material adverse effect on its financial condition, results of operations or liquidity.

      On November 2, 2004, the EPIC-USFWS/NOAA lawsuit was filed. The lawsuit alleges that two federal agencies have violated certain federal laws and related regulations in connection with their oversight of the HCP and Federal Permits.
The plaintiff also alleges that the Federal Permit for the northern spotted owl was unlawfully issued and that Palco violated California's unfair competition law by using false advertising and making misleading environmental claims. The plaintiff seeks a variety of remedies including requiring additional actions by the federal agencies and precluding them from authorizing take of the northern spotted owl, an injunction requiring Palco to cease certain alleged unlawful activities, as well as restitution and remediation by Palco. Palco is still in the process of evaluating this lawsuit.

      The Van Duzen THPs lawsuit was filed on November 4, 2004, seeking a writ of mandate to stay or set aside CDF's approval of six THPs along the Van Duzen
River submitted by Palco. The plaintiffs allege that these THPs rely on information submitted to CDF by Palco intended to demonstrate Palco's compliance with California's sustained yield requirements that was not made available for public review and comment. In addition to the relief described above, the plaintiffs seek a writ of mandate ordering CDF to conduct further review and analysis of the six THPs and to refrain from reliance on the information not made public. Palco is still in the process of evaluating this lawsuit.

      In November 2001, Palco filed the THP No. 520 lawsuit alleging that the
State Water Board had no legal authority to impose mitigation measures that were requested by the staff of the North Coast Water Board during the THP review process and rejected by the CDF. When the staff of the North Coast Water Board attempted to impose these mitigation measures in spite of the CDF's decision,
Palco appealed to the State Water Board, which imposed certain of the requested mitigation measures and rejected others. Palco filed the THP No. 520 lawsuit challenging the State Water Board's decision, and in January 2003, the Superior
Court granted Palco's request for an order invalidating the imposition of these additional measures. The State Water Board appealed this decision and on March
18, 2004, the appellate court reversed the decision of the Superior Court. The appellate court's decision could result in increased demands by the regional and state water boards and their staffs to impose controls and limitations upon
Palco's timber harvesting beyond those provided for by the Environmental Plans or could provide additional regulatory powers to the regional and state water boards and their staffs beyond those provided in Senate Bill 810. Palco has filed a petition for review of the appellate court's decision by the California
Supreme Court, which has agreed to review the decision.

      OTS Contingency and Related Matters
      In 1995, the OTS initiated the OTS action against the Respondents and others with respect to the failure of USAT. The OTS sought damages ranging from
$326.6 million to $821.3 million under various theories. On October 17, 2002, the OTS action was settled for $0.2 million with no admission of wrongdoing on the part of the Respondents. Also in 1995, the FDIC filed the FDIC action alleging damages in excess of $250.0 million based on the allegation that Mr.
Charles Hurwitz (Chairman and Chief Executive Officer of the Company) was a
controlling shareholder, de facto senior officer and director of USAT, and was involved in certain decisions which contributed to the insolvency of USAT. The
FDIC action has been dismissed as a result of the settlement of the OTS action.
This dismissal does not affect the Sanctions Motion described in the following paragraph.

      In connection with the FDIC action, the Respondents filed the Sanctions
Motion which states that the FDIC illegally paid the OTS to bring claims against the Respondents and that the FDIC illegally sued for an improper purpose. The
Respondents are seeking as a sanction to be made whole for the attorneys' fees they have paid (plus interest) in connection with the OTS and FDIC actions. As of September 30, 2004, such fees were in excess of $40.8 million. The
Respondents are pursuing this claim vigorously.

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

      In January 2001, the Kahn lawsuit was filed. The plaintiff purports to bring this action as a stockholder of the Company derivatively on behalf of the
Company. The lawsuit concerns the OTS and FDIC actions, and the Company's advancement of fees and expenses on behalf of Federated and certain of the
Company's directors in connection with these actions. It alleges that the defendants have breached their fiduciary duties to the Company, and have wasted corporate assets, by allowing the Company to bear all of the costs and expenses of Federated and certain of the Company's directors related to the OTS and FDIC actions. The plaintiff seeks to require Federated and certain of the Company's directors to reimburse the Company for all costs and expenses incurred by the
Company in connection with the OTS and FDIC actions, and to enjoin the Company from advancing to Federated or certain of the Company's directors any further funds for costs or expenses associated with these actions. The parties to the
Kahn lawsuit have agreed to an indefinite extension of the defendants'
obligations to respond to the plaintiffs' claims. Although it is impossible to assess the ultimate outcome of the Kahn lawsuit, the Company believes that the resolution of this matter should not result in a material adverse effect on its consolidated financial condition, results of operations or liquidity.

      Other Matters
      On September 2, 2004, the Company was advised that one of its former subsidiaries is a successor to a company which manufactured munitions for the
U.S. Navy during World War II. The current owner of the property is seeking the
Company's participation in efforts to address contamination of the site which resulted from such operations. The current owner estimates that the costs to determine what remedial actions are needed, and to perform any remedial actions determined necessary, could range from $3.0 million to $8.0 million. Costs for the investigation and remediation could exceed $8.0 million as the result of information learned during the investigation. The Company is currently in the process of determining the extent of its liability, which could require payment of a substantial portion of the costs, as well as the availability of funding from the U.S. Navy and insurance coverage for these activities. Such investigation is anticipated to take several months to complete. Selling, general and administrative expenses for the three and nine months ended September 30,
2004, included $1.9 million related to this matter.

      On January 21, 2004, the owner of the Candelero Hotel located at Palmas filed a lawsuit against PDMPI claiming an easement on certain property owned by
PDMPI. The trial court subsequently ruled that the hotel owner has rights to the easement. The lawsuit also included a claim for damages. On September 30, 2004, this matter was settled by an agreement in which the hotel owner dismissed all of its claims and agreed to purchase for $9.0 million a parcel of land that included the area covered by the alleged easement. This transaction closed in
November 2004 and resulted in no loss to PDMPI.

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

10.   STOCK-BASED COMPENSATION PLANS

      Stock options issued to employees and outside directors are accounted for under the intrinsic value method of accounting as defined by APB Opinion No. 25 and related interpretations. The Company has not changed to the fair value-based method of accounting for stock-based employee compensation. The following table illustrates the effect on net income and earnings per share had the Company accounted for its stock options under the fair value method of accounting (in millions, except per share information):

                                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                                               ----------------------   -----------------------
                                                                                  2004         2003         2004        2003
                                                                               ---------     --------   ----------   ----------
Net loss, as reported...................................................      $   (20.2)    $   (6.3)   $   (45.8)   $   (24.9)
   Add: Stock-based employee compensation expenses included in
      reported net loss, net of related tax effects.....................            0.4            -          2.3            -
   Deduct: Total stock-based employee compensation expense
      determined under the fair value method for all awards, net of related
      tax effects.......................................................           (0.4)        (0.4)        (1.3)        (1.3)
                                                                               ---------     --------    ---------    ---------
Pro forma net loss......................................................      $   (20.2)    $   (6.7)   $   (44.8)   $   (26.2)
                                                                               =========     ========    =========    =========

Basic and diluted loss per share:
   As reported..........................................................      $   (3.37)    $  (0.96)   $   (7.66)   $   (3.81)
   Pro forma............................................................          (3.38)       (1.03)       (7.49)       (4.02)

11.   PER SHARE INFORMATION

      The weighted average number of shares used to determine basic and diluted earnings per share were as follows:

                                                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                                             ------------------------ -------------------------
                                                                                 2004          2003        2004         2003
                                                                             -----------  ----------- ------------ ------------
Weighted average shares outstanding:
   Common Stock.........................................................      5,976,466    6,517,691    5,976,466    6,522,435
   Effect of dilution:
      Class A Preferred Stock (1).......................................              -            -            -            -
                                                                             -----------  -----------   ----------   ----------
Weighted average number of common and common equivalent
   shares - Basic earnings per share....................................      5,976,466    6,517,691    5,976,466    6,522,435
   Effect of dilution:
      Stock options (1).................................................              -            -            -            -
                                                                             -----------  -----------   ----------   ----------
Weighted average number of common and common equivalent
   shares - Diluted earnings per share..................................      5,976,466    6,517,691    5,976,466    6,522,435
                                                                             ===========  ===========   ==========   ==========

------------------

(1)     The Class A Preferred Stock and options were not included in the computation of basic or diluted earnings per share because the Company had a loss for the three and nine months ended September 30, 2004 and
        2003, respectively.

12.   COMPREHENSIVE LOSS

      The following table sets forth comprehensive loss (in millions).

                                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                                               ----------------------    ----------------------
                                                                                  2004         2003         2004         2003
                                                                               ---------     --------    ---------    ---------
Net loss:...............................................................      $   (20.2)    $   (6.3)   $   (45.8)   $   (24.9)

   Other comprehensive income (loss):
      Unrealized gains (losses) on available-for-sale investments...                0.3         (0.4)        (1.5)         0.4
      Applicable income tax benefit (expense)...........................              -            -            -            -
                                                                               ---------     --------    ---------    ---------
Total comprehensive loss................................................      $   (19.9)    $   (6.7)   $   (47.3)   $   (24.5)
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

   CONSOLIDATED OPERATIONS

      Selected Operational Data

      The following table presents selected financial information for the three and nine months ended September 30, 2004 and 2003 for the Company's consolidated operations.

                                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                                               --------------------       ---------------------
                                                                                  2004         2003        2004         2003
                                                                               ---------     --------    ---------   ----------

Net sales...............................................................      $    81.5     $   89.4    $   242.9    $   242.8
Costs and expenses......................................................          (83.2)       (80.5)      (242.1)      (228.7)
Gains on sales of timberlands and other assets..........................            0.2            -          0.2            -
                                                                               ---------     --------    ---------   ----------
Operating income........................................................           (1.5)         8.9          1.0         14.1
Other income, net.......................................................              -          3.8          9.0         18.9
Interest expense........................................................          (18.6)       (19.0)       (55.7)       (57.9)
                                                                               ---------     --------    ---------   ----------
Loss before income taxes................................................      $   (20.1)    $   (6.3)   $   (45.7)   $   (24.9)
                                                                              ==========    =========   ==========   ==========

      Deconsolidation of Kaiser
      See Notes 1 and 8 for information regarding the deconsolidation of
Kaiser's financial results and the Company's investment in Kaiser.

   OVERVIEW OF CONSOLIDATED RESULTS OF OPERATIONS

      Net Sales
      Consolidated net sales for the third quarter of 2004 totaled $81.5 million, compared to $89.4 million for the third quarter of 2003. Net sales for the Company's forest products segment declined by $6.5 million due primarily to a decrease in sales volumes of lumber as production levels were temporarily adversely impacted by the transition to Palco's new sawmill. See Note 3 and Item
7. "Management Discussion and Analysis of Financial Condition and Results of
Operations--Financial Condition and Investing and Financing--Forest Products
Operations" of the Form 10-K for a discussion of Palco's new sawmill. Net sales for the real estate segment were essentially unchanged, while net sales for the racing segment decreased $1.3 million due to a decrease in average daily attendance.

      Consolidated net sales for the nine months ended September 30, 2004 totaled $242.9 million, compared to $242.8 million for the prior year period.
Net sales for the Company's forest products segment decreased $7.4 million due to decreases in lumber and log volumes and net sales of wood chips, cogeneration power and other product lines. Net sales for the real estate segment increased
$6.4 million due to higher sales of real estate acreage and increases in net sales from resort and commercial operations. Net sales for the racing segment increased $1.1 million due to more live race days being held.

      Operating Income (Loss)
      The Company recorded an operating loss of $1.5 million in the third quarter of 2004 compared to operating income of $8.9 million in the third quarter of 2003. Operating results for the forest products segment declined by
$5.8 million, primarily as a result of lower lumber volumes and higher per unit operating expenses due to Palco's transition of operations to its new sawmill noted above. Operating income for the real estate segment declined by $1.7 million, driven largely by lower gross margins at Fountain Hills where real estate sales were derived primarily from lot sales in 2004 versus acreage sales in 2003, which contributed to higher operating income for that period. The racing segment's operating loss increased from $0.7 million for the third quarter of 2003 to $1.5 million for the third quarter of 2004 primarily due to the lower average daily attendance noted above. The corporate segment's operating loss increased $2.1 million due primarily to an accrual for an environmental matter discussed under "Other Matters" in Note 9.

      The Company recorded operating income of $1.0 million for the nine months ended September 30, 2004 compared to operating income of $14.1 million for the prior year period. Operating results for the forest products segment declined by
$13.7 million, primarily as a result of lower lumber and log volumes and higher per unit operating expenses noted above. The real estate segment recorded operating income of $10.3 million versus operating income of $4.3 million for the year-ago period primarily due to the increases in net sales noted above. The racing segment's operating loss increased by $0.4 million despite the increase in live race days noted above due to an increase in marketing and development costs. The corporate segment's operating loss increased by $5.0 million due primarily to an increase in stock-based compensation expense which is adjusted as the market value of the Company's Common Stock changes and an accrual for an environmental matter noted above.

      Loss Before Income Taxes
      The Company's consolidated loss before income taxes increased by $13.8 million in the third quarter of 2004 compared to the prior year third quarter, principally due to the decrease in operating income for the forest products segment, increased operating loss for the corporate segment, and a decline in investment and interest income of $3.4 million.

      The Company's consolidated loss before income taxes increased by $20.8 million for the nine months ended September 30, 2004 compared to the prior year period, as results for 2003 included income related to an $8.0 million reimbursement from an insurer for certain costs incurred in connection with OTS and FDIC actions. In addition, operating income for the forest products segment decreased by $13.7 million, operating loss for the corporate segment increased by $5.0 million, and investment and interest income declined by $2.9 million.
Results for the current period were favorably impacted, however, by a $6.0 million improvement in operating income for the real estate segment.

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
Furthermore, there can be no assurance that future governmental regulations, legislation or judicial or administrative decisions, adverse weather conditions, or low lumber or log prices, will not have a material adverse effect on the
Company's financial condition, results of operations or liquidity. See Note 9 and Item 1. "Business - Forest Products Operations - Regulatory and
Environmental Factors" of the Form 10-K for a discussion of these matters.

      The following table presents selected operational and financial information for the three and nine months ended September 30, 2004 and 2003, for the Company's forest products operations.

                                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                                           -------------------------- -------------------------
                                                                                2004         2003         2004         2003
                                                                           ------------- ------------ ------------ ------------
                                                                           (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)

Shipments:
   Lumber: (1)
      Redwood upper grades..............................................            4.7          7.5         14.2         19.8
      Redwood common grades.............................................           53.3         53.3        154.5        162.1
      Douglas-fir upper grades..........................................            0.4          1.3          1.7          2.9
      Douglas-fir common grades.........................................           10.6         12.9         39.1         32.9
      Other.............................................................              -          3.4          5.0          6.5
                                                                           ------------- ------------ ------------ ------------
   Total lumber.........................................................           69.0         78.4        214.5        224.2
                                                                           ============= ============ ============ ============
   Cogeneration power (2)...............................................           43.6         42.2        120.4        123.0
                                                                           ============= ============ ============ ============

Average sales price:
   Lumber: (3)
      Redwood upper grades..............................................   $      1,355  $     1,215  $     1,349  $     1,263
      Redwood common grades.............................................            616          632          615          602
      Douglas-fir upper grades..........................................            971        1,078        1,060        1,321
      Douglas-fir common grades.........................................            501          366          453          348
   Cogeneration power (4)...............................................             66           65           65           64

Net sales:
   Lumber, net of discount..............................................   $       44.0  $      48.6  $     133.6  $     137.8
   Logs.................................................................            1.2          3.0          3.6          4.9
   Cogeneration power...................................................            3.0          2.8          8.1          8.8
   Wood chips...........................................................            0.6          0.8          1.9          2.7
   Other................................................................            0.8          0.9          2.0          2.4
                                                                           ------------- ------------ ------------  -----------
      Total net sales...................................................   $       49.6  $      56.1  $     149.2   $    156.6
                                                                           ============= ============ ============  ===========
Operating income........................................................   $        1.0  $       6.8  $       3.2   $     16.9
                                                                           ============= ============ ============  ===========
Loss before income taxes................................................   $      (13.5) $      (6.1) $     (37.5)  $    (22.7)
                                                                           ============= ============ ============  ===========

---------------------------
(1) Lumber shipments are expressed in millions of board feet.
(2) Power deliveries are expressed in thousands of megawatts.
(3) Dollars per thousand board feet.
(4) Dollars per megawatt.

      Net Sales
      Net sales for the forest products segment decreased $6.5 million for the third quarter of 2004 as compared to the same period of 2003. Net sales of lumber decreased $4.6 million, primarily as a result of lower sales volumes of lumber as production levels were temporarily adversely impacted by the transition to Palco's new sawmill. Net sales of wood chips also decreased due to the transition to the new sawmill. Net sales of logs decreased due to decreased harvest.

      Net sales for the nine months ended September 30, 2004, decreased $7.4 million from the comparable prior year period as a result of the lower sales volumes of lumber and logs and decreases in net sales of wood chips and cogeneration power. In particular, wood chips decreased $0.8 million due to the new sawmill transition discussed above. Also, sales of surplus power from
Palco's cogeneration power plant declined $0.7 million due to lower production of power caused by a lower quality of fuel compared to the prior year period, reducing the availability of surplus power for sale to third parties.

      Operating Income
      Operating results for the segment declined for both the third quarter and nine months ended September 30, 2004 compared to the same periods of 2003, primarily due to lower net sales and higher operating expenses. Declines in harvest have resulted in increased purchases of logs from third parties, increasing cost of goods sold by approximately $6.1 million for the first nine months of 2004 as compared to the prior year period. The decline in harvest has also led to higher fixed costs per unit of volume. Selling, general and administrative expenses for the first nine months of 2004 also increased, primarily due to $1.4 million in severance and benefit payments as a result of
Palco's voluntary reduction in workforce (see Note 3). In addition, operating results for the first nine months of 2003 included net gains on sales of timberlands and other assets of $0.9 million, compared to $0.2 million for the first nine months of 2004.

      Loss Before Income Taxes
      The forest products segment's loss before income taxes increased for the third quarter and nine months ended September 30, 2004, as compared to the prior year periods, primarily due to the decreases in operating results discussed above. In addition, earnings on cash, cash equivalents and other investments declined, although these declines were partially offset by decreases in interest expense.

      REAL ESTATE OPERATIONS

      Industry Overview and Selected Operational Data
      The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate primarily in Arizona,
California, Puerto Rico, and Texas. The following table presents selected operational and financial information for the three and nine months ended
September 30, 2004 and 2003, for the Company's real estate operations.

                                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                                              -----------------------  ------------------------
                                                                                 2004        2003         2004         2003
                                                                               ---------  -----------  -----------  -----------
                                                                                           (IN MILLIONS OF DOLLARS)

Net sales:
   Real estate:
      Fountain Hills....................................................      $     5.1    $     9.0   $      8.5   $     16.0
      Mirada............................................................            3.8          3.4          9.5          5.3
      Palmas............................................................            2.3          0.7         10.4          5.8
                                                                              ----------  -----------  -----------  -----------
        Total...........................................................           11.2         13.1         28.4         27.1
                                                                              ----------  -----------  -----------  -----------

   Resort, commercial and other:
      Fountain Hills....................................................            1.7          1.2          5.0          3.0
      Mirada............................................................            0.1          0.2          0.1          0.2
      Palmas............................................................            2.8          1.9          8.6          6.3
      Commercial lease properties.......................................            4.4          3.9         12.8         11.9
      Other.............................................................            0.1          0.1          0.2          0.2
                                                                              ----------  -----------  -----------  -----------
        Total...........................................................            9.1          7.3         26.7         21.6
                                                                              ----------  -----------  -----------  -----------

   Total net sales......................................................      $    20.3   $     20.4   $     55.1     $   48.7
                                                                              ==========  ===========  ===========  ===========

Operating income (loss):
   Fountain Hills.......................................................      $     2.2   $      6.8   $      3.1   $      9.3
   Mirada...............................................................            1.6          1.8          3.3          0.7
   Palmas...............................................................           (2.3)        (5.0)        (0.5)        (9.5)
   Commercial lease properties..........................................            1.9          1.4          5.3          4.4
   Other................................................................           (0.2)        (0.1)        (0.9)        (0.6)
                                                                              ----------  -----------  -----------  -----------
      Total operating income............................................      $     3.2   $      4.9   $     10.3   $      4.3
                                                                              ==========  ===========  ===========  ===========

Investment, interest and other income, net:
   Equity in earnings from real estate joint ventures...................      $       -   $      0.2   $      2.9   $      1.2
   Other................................................................            0.6          0.5          3.7          1.8
                                                                              ----------  -----------  -----------  -----------
                                                                              $     0.6   $      0.7   $      6.6   $      3.0
                                                                              ==========  ===========  ===========  ===========

Income (loss) before income taxes.......................................      $    (0.7)  $      0.8   $      3.1   $     (7.0)
                                                                              ==========  ===========  ===========  ===========

      Net Sales
      Net sales for the real estate segment for the third quarter of 2004 were comparable to the results for the prior year period as the decline in Fountain
Hills acreage sales was offset by increased acreage sales at Palmas del Mar and increases in net sales from commercial operations at Palmas del Mar and Fountain
Hills.

      Net sales for the real estate segment increased $6.4 million for the nine months ended September 30, 2004, as compared to the prior year period, largely driven by acreage sales at Palmas del Mar and Mirada, in addition to increases in net sales from commercial operations at Palmas del Mar and Fountain Hills.

      Operating Income (Loss) and Income (Loss) Before Income Taxes
      Operating results declined by $1.7 million for the third quarter of 2004 versus the same period of 2003 despite comparable net sales between the periods.
This was primarily a result of net sales for Fountain Hills being largely attributable to sales of lots, which typically generate lower gross margins, in the 2004 third quarter, whereas the third quarter for 2003 reflects the impact of a higher margin acreage sale in Fountain Hills. Operating results increased by $6.0 million for the nine months ended September 30, 2004 versus the same period of 2003, primarily due to the change in net sales discussed above. The segment realized a loss before income taxes of $0.7 million for the third quarter of 2004, as compared to earnings of $0.8 million for the same period of
2003, due to the lower operating results discussed above. The segment realized income before income taxes of $3.1 million for the nine months ended September
30, 2004 versus a loss of $7.0 million for the comparable period of 2003, due to the higher operating results discussed above as well as an increase in equity earnings from FireRock, LLC and interest income.

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
Historically, Sam Houston Race Park and Valley Race Park have derived a significant amount of their annual pari-mutuel commissions from live racing and simulcasting. Pari-mutuel commissions have typically been highest during the first and fourth quarters of the year, the time during which Sam Houston Race
Park and Valley Race Park have historically conducted live thoroughbred and greyhound racing, respectively. However, as discussed further in the Form 10-K,
Sam Houston Race Park was granted additional live race days in 2004. As a result, the number of live race days increased by 39 in the first nine months of
2004.

      The following table presents selected operational and financial information for the three and nine months ended September 30, 2004 and 2003, for the Company's racing operations.

                                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                                              -----------------------  ------------------------
                                                                                  2004       2003          2004        2003
                                                                               ---------  -----------  -----------  -----------
                                                                                          (IN MILLIONS OF DOLLARS)

Number of live race days:
   Sam Houston Race Park................................................             46           43          130           91
   Valley Race Park.....................................................              -            -           81           82

Handle:
   Sam Houston Race Park:
      On-track handle...................................................      $    33.1   $     37.1   $    105.3   $    103.6
      Off-track handle..................................................           19.0         19.6        137.1        121.9
                                                                              ----------  -----------  -----------  -----------
        Total...........................................................      $    52.1   $     56.7   $    242.4   $    225.5
                                                                              ==========  ===========  ===========  ===========

   Valley Race Park:
      On-track handle...................................................      $     3.9   $      4.3   $     15.2   $     15.8
      Off-track handle..................................................              -            -          3.0          3.2
                                                                              ----------  -----------  -----------  -----------
        Total...........................................................      $     3.9   $      4.3   $     18.2   $     19.0
                                                                              ==========  ===========  ===========  ===========

Net sales:
   Sam Houston Race Park:
      Gross pari-mutuel commissions.....................................      $     7.8   $      8.8   $     26.9   $     26.2
      Other revenues....................................................            2.8          3.0          7.3          6.7
                                                                              ----------  -----------  -----------  -----------
        Total...........................................................           10.6         11.8         34.2         32.9
                                                                              ----------  -----------  -----------  -----------
   Valley Race Park:
      Gross pari-mutuel commissions.....................................            0.9          0.9          3.6          3.8
      Other revenues....................................................            0.1          0.2          0.8          0.8
                                                                              ----------  -----------  -----------  -----------
        Total...........................................................            1.0          1.1          4.4          4.6
                                                                              ----------  -----------  -----------  -----------
   Total net sales......................................................      $    11.6   $     12.9   $     38.6   $     37.5
                                                                              ==========  ===========  ===========  ===========

Operating loss:
   Sam Houston Race Park................................................      $    (1.2)  $     (0.6)  $     (1.2)  $     (0.9)
   Valley Race Park.....................................................           (0.3)        (0.1)        (0.5)        (0.4)
                                                                              ----------  -----------  -----------  -----------
      Total operating loss:.............................................      $    (1.5)  $     (0.7)  $     (1.7)  $     (1.3)
                                                                              ==========  ===========  ===========  ===========

Loss before income taxes................................................      $    (1.5)  $     (0.4)  $     (1.7)  $     (1.1)
                                                                              ==========  ===========  ===========  ===========

      Net Sales
      Net sales for the racing segment decreased $1.3 million for the third quarter of 2004, compared to the prior year period, primarily due to a lower average daily attendance at Sam Houston Race Park. Net sales for the nine months ended September 30, 2004, increased $1.1 million compared to the prior year period of 2003 due to 39 more live race days at Sam Houston Race Park. Net sales for Valley Race Park for both the third quarter and the first nine months of
2004 were comparable to the prior year periods.

      Operating Loss and Loss Before Taxes
      The racing segment's operating loss and loss before taxes for the third quarter of 2004 increased versus the prior year period due to the lower net sales discussed above. Despite an increase in net sales for the nine months of
2004, the operating loss increased versus the prior year period primarily due to higher marketing and development costs.

   OTHER ITEMS NOT DIRECTLY RELATED TO INDUSTRY SEGMENTS

                                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                                             ------------------------   -----------------------
                                                                                2004         2003          2004         2003
                                                                             -----------   ----------   ----------  -----------
                                                                                           (IN MILLIONS OF DOLLARS)

Operating loss..........................................................     $     (4.2)   $    (2.1)   $   (10.8)     $  (5.8)
Income (loss) before income taxes.......................................           (4.4)        (0.6)        (9.6)         5.9

      The operating losses in the table above represent corporate general and administrative expenses that are not allocated to the Company's industry segments. For the quarter ended September 30, 2004, such losses include $1.9 million related to an accrual for an environmental matter discussed under "Other
Matters" in Note 9. In addition to this accrual, results for the nine months ended September 30, 2004 include $2.3 million related to an increase in stock-based compensation expense, which is adjusted as the market value of the Company's Common
Stock changes. Income before income taxes for 2003 includes $8.0 million related to reimbursement by an insurer for certain costs incurred in connection with the
OTS and FDIC actions (see Note 9).

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

   CASH FLOW

      Operating Activities
      Net cash used for operating activities of $14.6 million for the nine months ended September 30, 2004, principally reflects a net loss, after adding back depreciation, depletion and amortization, and reserve for environmental remediation, of $17.3 million. In addition, $14.2 million related to the payments of interest on the Timber Notes was offset by an increase in long-term assets and other accrued liabilities of $14.1 million.

      Investing Activities
      Net cash used for investing activities of $5.6 million for the nine months ended September 30, 2004, principally reflects capital expenditures of $27.3 million, $18.6 million of which were related to Palco's new sawmill project (see
Item 7. "Management's Discussion and Analysis of Financial Condition and Results
of Operations - Financial Condition and Investing and Financing Activities -
Forest Products Operations" of the Form 10-K for a discussion of Palco's new sawmill project), offset by proceeds from the sale of marketable securities and other short-term investments of $21.2 million.

      Financing Activities
      Net cash provided by financing activities of $21.1 million for the nine months ended September 30, 2004, principally reflects net borrowings on the
Scotia LLC and Palco lines of credit of $31.4 million and $12.1 million, respectively, offset by a $13.5 million repayment on a real estate credit facility related to the Mirada real estate development.

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

   FOREST PRODUCTS OPERATIONS

      On September 30, 2004, Scotia LLC had unused availability of $25.6 million under the Scotia LLC Line of Credit, and there was $31.4 million outstanding under this facility.

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

      With respect to the note payment date in January 2005, Scotia LLC expects to use the funds available under the Scotia LLC Line of Credit to pay the entire
$26.3 million of interest which will be due (net of $2.2 million of additional interest which would be due in respect of Timber Notes held by Scotia LLC).
Scotia LLC expects to repay $10.8 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

      During the first nine months of 2004, $4.8 million of funds from the SAR
Account were used to repurchase $5.0 million principal amount of Timber Notes, as permitted under the Timber Notes Indenture, resulting in a small gain (net of unamortized deferred financing costs) on the repurchase of debt.

      Subsequent to September 30, 2004, $5.7 million of funds from the SAR
Account were used to repurchase $5.7 million principal amount of Timber Notes, as permitted under the Timber Notes Indenture, resulting in a loss of $0.3 million (net of unamortized deferred financing costs) on the repurchased debt.

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

      With respect to short-term liquidity, Scotia LLC believes that cash flows from operations and funds available under the Scotia LLC Line of Credit (in respect of interest payments) and the SAR Account (in respect of principal payments), should provide sufficient funds to meet its working capital, capital expenditures and debt service obligations for the next twelve months; however, there can be no assurance that this will be the case. With respect to long-term liquidity, although Scotia LLC believes that cash flows from operations and funds available under the Scotia LLC Line of Credit and the SAR Account should be adequate to meet its working capital, capital expenditure and debt service obligations, unless log prices continue to improve there can be no assurance that this will be the case. In addition, liquidity, capital resources and results of operations will be adversely affected if harvest levels decline or costs increase as a result of the various regulatory, environmental and litigation matters discussed in Note 9.

      At September 30, 2004, $12.1 million in borrowings and $0.3 million in letters of credit were outstanding under the Palco Credit Agreement. In accordance with the agreement, Palco is required to maintain a certain base level of borrowings through February 12, 2005, based on certain collateral balances. Palco is required to meet certain quarterly earnings thresholds under a covenant of the Palco Credit Agreement and was in compliance with these covenants at September 30, 2004.

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

   RACING OPERATIONS

      SHRP, Ltd. has generated cash flows from operations during the nine months ended September 30, 2004, largely as a result of having more live race days than typical. However, in the short term, SHRP, Ltd.'s management expects that SHRP,
Ltd. may require advances from MAXXAM Parent to fund its operations and capital expenditures. SHRP, Ltd. is experiencing strong competition from internet wagering and "racinos" in surrounding states.  These factors will also play a role in SHRP, Ltd.'s long-term liquidity.

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

      As indicated in the Form 10-K, the Arizona Department of Water Resources
had notified the local utility which supplies water to the Company's Fountain
Hills development that the demand for water in the utility's service area exceeded certain statutory requirements. In April 2004, the Arizona Department of Water Resources approved a modification and renewal of the utility's Assured
Water Supply designation, thereby satisfactorily resolving this matter (both for the utility and the Fountain Hills development). Nevertheless, this matter has delayed one of the Company's Fountain Hills projects, and this delay will result in fewer lot sales at the Fountain Hills development in 2004 than would have otherwise been the case.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates primarily under the
Scotia LLC Line of Credit and the Palco Credit Agreement, as well as certain other debt facilities used to finance real estate development activities. As of
September 30, 2004, there were $47.3 million in borrowings outstanding under all variable rate facilities. Based on the amount of borrowings outstanding under these facilities during the nine months ended September 30, 2004, a 1% change in interest rates effective from the beginning of the year would have resulted in an increase or decrease in interest expense for the period of $0.3 million.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The Company may from time to time purchase shares of its Common Stock on national exchanges or in privately negotiated transactions. No such purchases occurred during the nine months ended September 30, 2004, or through the date of this report.

ITEM 6.         EXHIBITS

           *10.1      Amendment No. 2 to Palco Credit Agreement dated as of
                      October 20, 2004

            10.2      Retention Agreement of Diane Dudley (incorporated herein
                      by reference to current report on Form 8-K dated September 9,
                      2004)

           *31.1      Section 302 Certification of Chief Executive Officer

           *31.2      Section 302 Certification of Chief Financial Officer

           *32.1      Section 906 Certification of Chief Executive Officer

           *32.2      Section 906 Certification of Chief Financial Officer

      * Included with this filing

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who have signed this report on behalf of the Registrant and as the principal financial and accounting officers of the
Registrant, respectively.

                                                          MAXXAM INC.

Date: November 12, 2004                 By:       /S/     PAUL N. SCHWARTZ
                                            -------------------------------------------------
                                                          Paul N. Schwartz
                                            President, Chief Financial Officer and Director
                                                    (Principal Financial Officer)

Date: November 12, 2004                 By:     /S/       ELIZABETH D. BRUMLEY
                                            -------------------------------------------------
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

EPIC-USFWS/NOAA lawsuit:  An action entitled Environmental Protection Information
Center v. U.S. Fish & Wildlife Service, NOAA Fisheries, et al. (No. C04-4647),
pending in U.S. Court for the Northern District of California

FASB:  Financial Accounting Standards Board

FDIC:  Federal Deposit Insurance Corporation

FDIC action:  An action entitled Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (No. H-95-3956) filed by the
FDIC on August 2, 1995 in the U.S. District Court for the Southern District of Texas

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

Palco:  The Pacific Lumber Company, a wholly owned subsidiary of MGI

Palco Credit Agreement:  January 2004 revolving credit facility between Palco and a bank which provides for borrowings up to $35.0 million, based upon certain collateral balances

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

Scotia LLC:  Scotia Pacific Company LLC, a wholly owned subsidiary of Palco

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

SHRP, Ltd.:  Sam Houston Race Park, Ltd., a wholly owned subsidiary of the Company

State Board of Equalization:  The California State Board of Equalization

State Water Board:  California State Water Resources Control Board

SYP:  The sustained yield plan approved in March 1999 in connection with the consummation of the Headwaters Agreement

take:  Adverse impacts on species which have been designated as endangered or threatened

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
(No. CV990452) pending in the Superior Court of Sacramento County, California

Van Duzen THPs lawsuit:  An action entitled Environmental Protection Information
Center, et al. v. California Department of Forestry and Fire Protection, et al.
(No. CV04-0809), pending in the Superior Court of Humboldt County, California