Form 10-K
period 2004-12-31
MAXXAM INC
filed 2005-03-16
CIK 63814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File Number 1-3924

MAXXAM INC.

(Exact name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2078752 (I.R.S. Employer Identification Number)

1330 Post Oak Blvd., Suite 2000 Houston, Texas (Address of Principal Executive Offices)	77056 (Zip Code)

Registrant’s telephone number, including area code: (713) 975-7600

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $.50 par value	American

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

Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☑ No ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $82.4 million.

Number of shares of common stock outstanding at March 1, 2005: 5,976,487

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant’s fiscal year, are incorporated by reference under Part III.

PART I

ITEM 1. BUSINESS

General

     MAXXAM Inc. and its subsidiaries are collectively referred to herein as the “Company” or “MAXXAM” unless otherwise indicated or the context indicates otherwise. Some terms used herein are defined in the Glossary of Defined Terms. The Company conducts the substantial portion of its operations through its subsidiaries, which operate in three principal industries. Any reference herein to a company includes the subsidiaries of that company unless otherwise noted or the context indicates otherwise.

•	Forest products, through MAXXAM Group Inc. (“MGI”) and MGI’s wholly owned subsidiary, The Pacific Lumber Company (“Palco”), and Palco’s wholly owned subsidiaries, Scotia Pacific Company LLC (“Scotia LLC”) and Britt Lumber Co., Inc. (“Britt”). MGI operates in several principal aspects of the forest products industry — the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber and the manufacture of lumber into a variety of finished products. Housing, construction and remodeling are the principal markets for the Company’s lumber products.

•	Real estate investment and development, through MAXXAM Property Company (“MPC”) and other wholly owned subsidiaries of the Company, as well as joint ventures. These subsidiaries are engaged in the business of residential and commercial real estate investment and development, primarily in Arizona, California, Puerto Rico and Texas, including associated golf course or resort operations in certain locations, and also own several commercial real estate properties that are subject to long-term lease arrangements.

•	Racing operations, through Sam Houston Race Park, Ltd. (“SHRP, Ltd.”), a Texas limited partnership, wholly owned by the Company. SHRP, Ltd. owns and operates a Class 1 pari-mutuel horse racing facility in the greater Houston metropolitan area, and a pari-mutuel greyhound racing facility in Harlingen, Texas.

     In addition to the above, the Company owns approximately 63% of Kaiser Aluminum Corporation (“Kaiser”). Kaiser and a number of its subsidiaries have filed for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). See “—Kaiser Aluminum” and Notes 1 and 11 to the Consolidated Financial Statements contained herein. Except as otherwise indicated, all references herein to “Notes” represent the Notes to the Consolidated Financial Statements contained herein.

     This Annual Report on Form 10-K contains statements which constitute“forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements appear in a number of places (see Item 1.“Business—Forest Products Operations—Timber and Timberlands” and “—Regulatory and Environmental Factors;” most sections under Item 3. “Legal Proceedings;” and several sections under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management’s strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, litigation developments, and changing prices and market conditions. This Report identifies other factors which could cause differences between such forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

Forest Products Operations

   General

     The Company engages in forest products operations through MGI, Palco, Britt and Scotia LLC. Palco, which has been in continuous operation for over 130 years, engages in several principal aspects of the forest products industry—the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber products and the manufacturing of lumber into a variety of value-added finished products. Palco has over the past three years implemented a number of changes to allow it to operate on a more efficient and cost effective basis. These changes include undertaking a mill improvement project that will include a new state-of-the-art mill, installing a new planer facility, closing two of its sawmills, eliminating certain of its operations such as its company-staffed logging operations, and utilizing more efficient harvesting methods. See “—Production Facilities.”

     The Company’s forest products operations have been adversely affected by the failure of the California North Coast Regional Water Quality Control Board to release for harvest a number of Palco’s timber harvesting plans even though the plans have already been approved by the other government agencies which review Palco’s timber harvesting plans and are in compliance with Palco’s comprehensive multi-species habitat conservation plan. See “—Regulatory and Environmental Factors—Water Quality” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Investing and Financing Activities—Forest Products Operations.”

   Timber and Timberlands

     This section contains statements which constitute “forward-looking statements” within the meaning of the PSLRA. See this section and “Business—General” above for cautionary information with respect to such forward-looking statements.

     Palco owns and manages, directly or through subsidiaries, approximately 217,000 acres of virtually contiguous commercial timberlands located in Humboldt County along the northern California coast, an area which has very favorable soil and climate conditions for growing timber. These timberlands, which are located in close proximity to Palco’s sawmills and have an extensive network of roads, contain predominantly conifer timber. Palco’s conifers consist (by volume) of approximately 66% redwood, 30% Douglas-fir, and 4% other conifer timber. Approximately 204,000 acres of Palco’s timberlands are owned by Scotia LLC (the “Scotia LLC Timberlands”), and Scotia LLC has the exclusive right to harvest (the “Scotia LLC Timber Rights”) approximately 12,200 acres of timberlands owned by Palco and its subsidiary, Salmon Creek LLC (“Salmon Creek”). The timber in respect of the Scotia LLC Timberlands and the Scotia LLC Timber Rights is collectively referred to as the “Scotia LLC Timber.” The Scotia LLC Timberlands and the timberlands of Palco are collectively referred to as the “Palco Timberlands.” Substantially all of Scotia LLC’s assets are pledged as security for its 6.55% Series B Class A-1 Timber Collateralized Notes, 7.11% Series B Class A-2 Timber Collateralized Notes and 7.71% Series B Class A-3 Timber Collateralized Notes (collectively, the “Timber Notes”). The Indenture governing the Timber Notes is referred to herein as the “Timber Notes Indenture.” Under a master purchase agreement, Palco harvests and purchases from Scotia LLC virtually all of the logs harvested from the Scotia LLC Timber. See “—Relationships among the Palco Companies” below for a description of this and other relationships among the Palco Companies.

     In March 1999, Palco, Scotia LLC, and Salmon Creek (collectively, the “Palco Companies”), consummated the Headwaters Agreement (the “Headwaters Agreement”) with the United States and California. Pursuant to the agreement, approximately 5,600 acres of timberlands owned by the Palco Companies (the “Headwaters Timberlands”) were transferred to the United States government in exchange for (i) an aggregate of $300.0 million, (ii) approximately 7,700 acres of timberlands, and (iii) approval by the federal and state governments of habitat conservation and sustained yield plans (the “Environmental Plans”) in respect of substantially all of the Palco Timberlands. California also agreed to offer to purchase other timberlands owned by Palco and Scotia LLC (which purchases were subsequently consummated).

     Timber generally is categorized by species and the age of a tree when it is harvested. “Old growth” trees are often defined as trees which have been growing for approximately 200 years or longer and “young growth” trees are those which have been growing for less than 200 years. The forest products industry grades lumber into various classifications according to quality. The two broad categories into which all grades fall based on the absence or presence of knots are called “upper” and “common” grades, respectively. Old growth trees have a higher percentage of upper grade lumber than young growth trees.

     Scotia LLC’s foresters, wildlife and fisheries biologists, geologists, botanists and other personnel provide a number of forest stewardship techniques, including protecting the timber located on the Scotia LLC Timberlands from forest fires, erosion, insects and other damage, overseeing reforestation activities, and implementing and monitoring environmental and regulatory compliance. Scotia LLC’s personnel also prepare timber harvesting plans (“THPs”) and maintain and update the information contained in the GIS. See “—Harvesting Practices” below for a description of the GIS updating process and the THP preparation process. Palco and Scotia LLC engage in extensive efforts to supplement the natural regeneration of timber and increase the amount of timber on its timberlands. Scotia LLC and Palco are required to comply with California forestry regulations regarding reforestation, which generally require that an area be reforested to specified standards within an established period of time. Pursuant to the services agreement described below (see “—Relationships among the Palco Companies”), Palco conducts regeneration activities on the Scotia LLC Timberlands on behalf of Scotia LLC. Reforestation of redwood timber generally is accomplished through redwood sprouts from harvested trees and the planting of redwood seedlings at levels designed to optimize growth. Douglas-fir timber is regenerated almost entirely by planting seedlings. During 2004, Palco planted an estimated 1,350,000 redwood and Douglas-fir seedlings.

     California law requires large timberland owners, including Palco, to demonstrate that their timber operations will not decrease the sustainable productivity of their timberlands. The applicable regulations require timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate sustained yield, i.e. that their projected average annual harvest for any decade within the 100-year planning period will not exceed the average annual growth level at the end of the 100-year planning period. A timber company may comply with this requirement by submitting a sustained yield plan to the California Department of Forestry and Fire Protection (“CDF”) for review and approval. Timber companies which do not have a sustained yield plan are allowed to follow alternative procedures (see below).

     Palco is also subject to federal and state laws providing for the protection and conservation of wildlife species which have been designated as endangered or threatened, certain of which are found on the Palco Timberlands. These laws generally prohibit certain adverse impacts on such species (referred to as a “take”), except for incidental take which does not jeopardize the continued existence of the affected species and is made in accordance with an approved habitat conservation plan and related incidental take permit. A habitat conservation plan analyzes the impact of the incidental take and specifies measures to monitor, minimize and mitigate such impact. As part of the Headwaters Agreement, the federal and state governments approved the Environmental Plans, which consisted of a sustained yield plan (the “SYP”) and a multi-species habitat conservation plan (the “HCP”) in respect of substantially all of the Palco Timberlands. However, in connection with two lawsuits filed against Palco, a California court invalidated the SYP and the incidental take permits issued by California in connection with the Environmental Plans (the “California Permits”), a decision which Palco has appealed. See Item 3, “Legal Proceedings—Forest Products Litigation.”

     As a result of these cases, Palco has since October 2002 been obtaining review and approval of its THPs under the alternative procedure in the California forest practice rules known as “Option C.” Option C is available to landowners who have submitted an “Option A” plan to the CDF for review (as was done by Palco), and may be used during the review and approval period for the Option A plan. An approved Option A plan is an alternative to obtaining approval of a sustained yield plan. In December 2004, Palco revised and resubmitted its Option A plan, which document (the “Option A Plan”) is currently under review by the CDF.

     In May 2002, Palco completed its first timber cruise since 1986. The results of the timber cruise provided Palco with an estimate of the volume of merchantable timber on the Palco Timberlands. The 2002 cruise data reflected a 0.1 million MBF decrease in estimated overall timber volume as compared to the estimated volumes reported as of December 31, 2001 using the 1986 cruise data (adjusted for harvest and estimated growth). The 2002 cruise data indicated that the Palco Timberlands have significantly less old growth timber than estimated as of December 31, 2001, using the 1986 cruise data. There was also an estimated increase in young growth timber volume almost equal to the estimated decrease in old growth timber volume.

  Harvesting Practices

     The ability of Palco to harvest timber depends in large part upon the ability to obtain regulatory approval of THPs prepared by Scotia LLC’s foresters. Prior to harvesting timber in California, companies are obligated to obtain the

CDF’s approval of a detailed THP for the area to be harvested. A THP must be submitted by a Registered Professional Forester and is required to include information regarding the method of proposed timber operations for a specified area, whether the operations will have any adverse impact on the environment and, if so, the mitigation measures to be used to reduce any such impact. The CDF’s evaluation of THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. The number of Scotia LLC’s approved THPs and the amount of timber covered by such THPs varies significantly from time to time, depending upon the timing of agency review and other factors. Timber covered by an approved THP is typically harvested within a one-year period from the date that harvesting first begins.

     The Timber Notes Indenture requires Scotia LLC to use its best efforts (consistent with prudent business practices) to maintain a number of pending THPs which, together with THPs previously approved, would cover rights to harvest a quantity of Scotia LLC Timber adequate to pay interest and principal amortization based on the Minimum Principal Amortization schedule (as set forth in the Timber Notes Indenture) for the Timber Notes for the next succeeding twelve-month period. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Investing and Financing Activities—Forest Products Operations” regarding delays by the North Coast Water Board in releasing already-approved THPs for harvest. Also see “—Regulatory and Environmental Factors,” Item 3. “Legal Proceedings—Forest Products Litigation,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for various legal, regulatory, environmental and other challenges being faced by Palco in connection with timber harvesting and other operations on its timberlands.

     Scotia LLC maintains a detailed geographical information system covering the Palco Timberlands (the “GIS”). The GIS covers numerous aspects of these timber properties, including timber type, site productivity class, wildlife and botanical data, geological information, roads, rivers and streams. Pursuant to the Services Agreement (defined below), Palco, to the extent necessary, assists Scotia LLC in updating, upgrading and improving the GIS and the other computer systems owned by Scotia LLC. By carefully monitoring and updating this data base and conducting field studies, Scotia LLC’s foresters are better able to develop detailed THPs addressing the various regulatory requirements. Scotia LLC also utilizes a Global Positioning System (“GPS”) which can provide precise location of geographic features through satellite positioning. Use of the GPS greatly enhances the quality and efficiency of the GIS data.

     Scotia LLC employs a variety of well-accepted methods of selecting trees for harvest designed to achieve optimal growth and regeneration. These methods, referred to as “silvicultural systems” in the forestry profession, range from very light thinnings (aimed at enhancing the growth rate of retained trees) to clear cutting, which results in the harvest of nearly all trees in an area (with the exception of sub-merchantable trees and trees retained for wildlife protection and future stand enhancement) and replacement with a new forest stand. In between are a number of varying levels of partial harvests which can be employed.

   Production Facilities

     Palco operates three highly mechanized sawmills and related facilities located in Scotia, Fortuna and Arcata, California. Palco’s sawmills historically have been supplied almost entirely from timber harvested from Palco’s timberlands, but are supplemented from time to time by logs purchased from third parties. Palco has over the years implemented numerous technological advances that have increased the operating efficiency of its production facilities and the recovery of finished products from its timber.

     In April 2004, Palco commenced a mill improvement project, including a new state-of-the-art sawmill located in Scotia. The new sawmill allows more efficient processing of smaller second growth logs (up to 24” in diameter) and reduces operating and other costs. The first phase of the project, the processing of smaller diameter logs, has been completed and production commenced in the third quarter of 2004. Since commencing production, Palco has made substantial progress in refining the production process. As part of the mill improvement project, equipment from Palco’s Carlotta mill is in the process of being moved to the new mill in Scotia to be used to process larger diameter logs. Completion of this phase of the project is, however, subject to successful resolution of the liquidity problems being experienced by Palco. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Investing and Financing Activities—Forest Products Operations.” The Carlotta mill was permanently closed at the end of 2004, and management is considering alternative uses for the property. In addition, Palco in January 2004 completed a new $5 million planer project in Scotia. The new high speed state-of-the-art system processes rough sawn boards into finished lumber up to four times faster than the older planers replaced by the new system.

     Britt’s mill in Arcata, California, primarily processes small diameter redwood logs into fencing products for sale to retail and wholesale customers. Britt purchases, primarily from Palco but also from other timberland owners, small diameter (6 to 15 inch) redwood logs of varying lengths. Britt processes these logs at its mill into a variety of fencing products, including “dog-eared” 1" by 6" fence stock in six foot lengths, 4" by 4" fence posts in 6 through 12 foot lengths, and other lumber products in 6 through 12 foot lengths. Britt produced approximately 86, 76 and 74 million board feet of lumber in 2004, 2003 and 2002, respectively. Palco’s remaining mill, located in Fortuna, produces primarily common grade lumber.

     Subject to market conditions and lumber supply, Palco dries a substantial portion of its lumber before it is processed or sold. Air or kiln-dried lumber generally commands higher prices than “green” lumber, which is lumber sold before it has been dried. Drying also allows Palco to compete in additional markets (due to lower shipping costs resulting from the moisture and weight reduction which occurs in the drying process). Palco owns and can operate up to 35 kilns having an annual capacity of approximately 95 million board feet.

     Palco also operates a finishing and remanufacturing plant in Scotia which processes rough lumber into a variety of finished products such as trim, fascia, siding and paneling. Remanufacturing enhances the value of some grades of lumber by assembling knot-free pieces of narrower and shorter lumber into wider or longer pieces in Palco’s state-of-the-art end and edge glue plant. The result is a standard sized upper grade product which can be sold at a significant premium over common grade products.

     Palco owns and operates a cogeneration power plant which is fueled by the wood residue from logging and lumber production operations. The operations of Palco and Britt supplied 58% of the fuel in 2004. The power plant is capable of producing up to 35 megawatts per hour and generates substantially all of the energy requirements of Scotia, California, the town adjacent to the Palco Timberlands. Several of Palco’s facilities are located in Scotia and a number of its employees live there. Palco sells surplus power to Pacific Gas and Electric Company. In 2004, the sale of surplus power accounted for approximately 5% of MGI’s total revenues.

  Products

     MGI produced 298.1, 289.3 and 267.8 million board feet of lumber in 2004, 2003 and 2002, respectively. The following table sets forth the distribution of MGI’s lumber production (on a net board foot basis) and revenues by product line:

	Year Ended December 31, 2004			Year Ended December 31, 2003
	% of Total			% of Total
	Lumber	% of Total		Lumber	% of Total
	Production	Lumber	% of Total	Production	Lumber	% of Total
Product	Volume	Revenues	Revenues	Volume	Revenues	Revenues
Upper grade redwood lumber	6%	13%	12%	9%	18%	16%
Common grade redwood lumber	70%	71%	63%	72%	70%	62%

Total redwood lumber	76%	84%	75%	81%	88%	78%

Upper grade Douglas-fir lumber	1%	1%	1%	1%	3%	3%
Common grade Douglas-fir lumber	21%	14%	12%	15%	8%	7%

Total Douglas-fir lumber	22%	15%	13%	16%	11%	10%

Other grades of lumber	2%	1%	1%	3%	1%	1%

Total lumber	100%	100%	89%	100%	100%	89%

Logs			3%			3%

Wood chips			2%			2%

     In 2004, MGI sold 296.9 million board feet of lumber. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Forest Products Operations” for additional information. Lumber products vary greatly by the species and quality of the timber from which they are produced. Lumber is sold not only by grade (such as “upper” grade versus “common” grade), but also by board size and the drying process associated with the lumber.

     Redwood lumber has historically been MGI’s largest product category. Redwood is commercially available only along the northern coast of California and possesses certain unique characteristics that permit it to be sold at a premium to many other wood products. Such characteristics include its natural beauty, superior ability to retain paint and other finishes, dimensional stability and innate resistance to decay, insects and chemicals. Typical applications include exterior siding, trim and fascia for both residential and commercial construction, outdoor furniture, decks, planters, retaining walls and other specialty applications. Redwood also has a variety of industrial applications because of its chemical resistance and because it does not impart any taste or odor to liquids or solids.

     Upper grade redwood lumber, which is derived primarily from larger diameter logs and is characterized by an absence of knots and other defects, little to no sapwood, and a tighter grain, is used primarily in distinctive interior and exterior applications. Common grade redwood lumber, historically MGI’s largest volume product, has many of the same aesthetic and structural qualities of redwood uppers, but has some knots, sapwood and a coarser grain. Such lumber is commonly used for construction purposes, including outdoor structures such as decks and fencing.

     Douglas-fir lumber is used primarily for new construction and some decorative purposes and is widely recognized for its strength, hard surface and attractive appearance. Douglas-fir is grown commercially along the west coast of North America and in Chile and New Zealand. Upper grade Douglas-fir lumber is derived primarily from larger diameter Douglas-fir timber and is used principally in finished carpentry applications. Common grade Douglas-fir lumber is used for a variety of general construction purposes and is somewhat interchangeable with common grades of other whitewood species, although the strength of Douglas-fir makes it more desirable in certain applications.

     MGI does not have any significant contractual relationships with third parties relating to the purchase of logs. During 2004, MGI purchased approximately 35.3 million board feet of logs from third parties. Palco produces softwood chips from the wood residue from its milling operations. These chips are sold to third parties for the production of wood pulp and paper products. Subject principally to economic feasibility, Palco also produces and sells to third parties wood chips from hardwood trees.

  Backlog and Seasonality

     MGI’s backlog of sales orders at December 31, 2004 was $50.8 million, of which it is estimated that $18.7 million will be shipped in the first quarter of 2005. The sales backlog at December 31, 2003, was $35.2 million, of which $12.7 million was shipped in the first quarter of 2004. MGI has historically experienced lower first quarter sales due largely to the general decline in construction-related activity during the winter months. As a consequence, MGI’s results in any one quarter are not necessarily indicative of results to be expected for the full year. See also “—Regulatory and Environmental Factors” below and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Investing and Financing Activities—Forest Products Operations.”

  Marketing

     The housing, construction and remodeling markets are the primary markets for MGI’s lumber products. MGI’s goal is to maintain a wide distribution of its products geographically. MGI’s accounts are primarily wholesale, followed by industrial end users, manufacturers, retailers and exporters. MGI’s redwood and Douglas-fir lumber is sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the Mississippi River, with California accounting for approximately 81% of common redwood sales in 2004. Common grades of Douglas-fir lumber are sold primarily in California. In 2004, MGI’s largest three customers accounted for approximately 13%, 7% and 5%, respectively, of MGI’s total net lumber sales. Exports of lumber accounted for approximately 3% of MGI’s total net lumber sales in 2004. MGI markets its products through its own sales staff which focuses primarily on domestic sales.

     MGI actively follows trends in the housing, construction and remodeling markets in order to maintain an appropriate level of inventory and assortment of products. Due to its high quality products, strong brand recognition, competitive prices and long history, MGI believes it has a strong degree of customer loyalty. However, this customer loyalty would be severely tested if product shortages result from the failure of the North Coast Water Board to release for harvest already-approved THPs. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Investing and Financing Activities—Forest Products Operations.”

  Competition

     MGI’s lumber is sold in highly competitive markets. Competition is generally based upon a combination of price, service, product availability and product quality. MGI’s products compete not only with other wood products but with metals, masonry, plastic and other construction materials made from non-renewable resources. The level of demand for MGI’s products is dependent on such broad factors as overall economic conditions, interest rates and demographic trends. In addition, competitive considerations, such as total industry production and competitors’ pricing, as well as the price of other construction products, affect the sales prices for MGI’s lumber products. Competition in the common grade redwood and Douglas-fir lumber market is intense, with MGI competing with numerous large and small lumber producers. MGI primarily competes with the northern California mills of Simpson, Redwood Empire, Sierra Pacific, Canadian cedar lumber producers, as well as other imports and non-wood alternatives.

  Employees

     As of March 1, 2005, MGI had approximately 835 employees.

  Relationships among the Palco Companies

     The Palco Companies are parties to several agreements among themselves, including a master purchase agreement, a services agreement, an additional services agreement, a reciprocal rights agreement, and an environmental indemnification agreement.

     Palco and Scotia LLC are parties to a master purchase agreement (the “Master Purchase Agreement”) which governs the sale to Palco of logs harvested from the Scotia LLC Timberlands. As Palco purchases logs from Scotia LLC pursuant to the Master Purchase Agreement, Palco is responsible, at its own expense, for harvesting and removing the standing Scotia LLC Timber covered by approved THPs, with the purchase price being based upon “stumpage prices.” Title to, and the obligation to pay for, harvested logs passes to Palco once the logs are measured. The Master Purchase Agreement contemplates that all sales of logs by Scotia LLC to Palco will be at fair market value (based on stumpage prices) for each species and category of timber. The Master Purchase Agreement provides that if the purchase price equals or exceeds the SBE Price (as defined below) and a structuring price set forth in a schedule to the Timber Notes Indenture, the purchase price is deemed to be at fair market value. If the purchase price equals or exceeds the SBE Price, but is less than the structuring price, then Scotia LLC is required to engage an independent forestry consultant to confirm that the purchase price reflects fair market value. “SBE Price” is the stumpage price for each species and category of timber as set forth in the most recent “Harvest Value Schedule” (or any successor publication) published by the California State Board of Equalization (or any successor agency) applicable to the timber sold during the applicable period. Harvest Value Schedules are published twice a year for purposes of computing a yield tax imposed on timber harvested between January 1 through June 30 and July 1 through December 31. SBE Prices are not necessarily representative of actual prices that would be realized from unrelated parties at subsequent dates.

     Scotia LLC relies on Palco, pursuant to a services agreement between the companies (the “Services Agreement”), to provide operational, management and related services not performed by Scotia LLC’s own employees with respect to the Scotia LLC Timberlands. These services include protecting the Scotia LLC Timberlands from fire, disease and insects; maintaining and rehabilitating roads on the Scotia LLC Timberlands; building new roads to permit the harvesting of Scotia LLC Timber; providing certain timber management services, such as replanting and reforestation, designed to supplement the natural regeneration of, and increase the amount of, Scotia LLC Timber; assisting Scotia LLC to comply with all applicable environmental laws; advising and consulting with Scotia LLC regarding legislative matters; preparing and filing on behalf of Scotia LLC (at Palco’s cost) all pleadings and motions, and otherwise diligently pursuing, appeals of any denial and defense of any challenge to approval of any THP or the Environmental Plans or similar plan or permit and related matters; and otherwise furnishing all equipment, personnel and expertise not within the Scotia LLC’s possession and reasonably necessary for the operation and maintenance of the Scotia LLC Timberlands and Scotia LLC Timber.

     Palco is required to provide all services under the Services Agreement in a manner consistent in all material respects with prudent business practices which are consistent with then-current applicable industry standards and are in compliance in all material respects with all applicable timber laws. Scotia LLC pays Palco a services fee which is adjusted annually based on a specified government price index relating to wood products and reimburses Palco for the cost of constructing, rehabilitating and maintaining roads, and performing reforestation services, on the Scotia LLC Timberlands. Certain of such reimbursable expenses vary in relation to the amount of timber to be harvested in any given period.

     Scotia LLC provides certain services to Palco pursuant to an additional services agreement between the companies. These services include (i) assisting Palco to operate, maintain and harvest its own timber properties, (ii) updating and providing access to the GIS with respect to information concerning Palco’s own timber properties and (iii) assisting Palco with its statutory and regulatory compliance. This agreement provides that Palco shall pay Scotia LLC a fee for such services equal to Scotia LLC’s actual cost of providing such services, as determined in accordance with generally accepted accounting principles.

     The Palco Companies are also parties to a reciprocal rights agreement whereby, among other things, the parties have granted to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses. In addition, Palco and Scotia LLC are parties to an environmental indemnification agreement, pursuant to which Palco has agreed to indemnify Scotia LLC from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the Scotia LLC Timberlands. In particular, Palco is liable with respect to any contamination which occurred on the Scotia LLC Timberlands prior to the date of their transfer to Scotia LLC.

  Regulatory and Environmental Factors

     This section contains statements which constitute “forward-looking statements” within the meaning of the PSLRA. See this section and “Business—General” above for cautionary information with respect to such forward-looking statements.

     General

     Palco’s business is subject to a variety of California and federal laws and regulations, as well as the HCP, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations also plays a significant role in Palco’s business. The California Forest Practice Act (the “Forest Practice Act”) and related regulations adopted by the California Board of Forestry and Fire Protection (the “BOF”) set forth detailed requirements for the conduct of timber harvesting operations in California. These requirements include the obligation of timber companies to obtain regulatory approval of detailed THPs containing information with respect to areas proposed to be harvested. See “—Harvesting Practices” above. California law also requires large timberland owners, including Palco, to demonstrate that their proposed timber operations constitute the maximum sustainable production of their timberlands over time. See “—Timber and Timberlands” above.

     The federal Endangered Species Act (the “ESA”) and California Endangered Species Act (the “CESA”) provide in general for the protection and conservation of specifically listed wildlife and plants. These laws generally prohibit the take of certain species, except for specifically authorized incidental take pursuant to otherwise lawful activities which do not jeopardize the continued existence of the affected species and which are made in accordance with an approved habitat conservation plan and related incidental take permits. A habitat conservation plan, among other things, specifies measures to minimize and mitigate the potential impact of the incidental take of species and to monitor the effects of the activities covered by the plan. Palco is also subject to the California Environmental Quality Act (the “CEQA”), which provides for protection of the state’s air and water quality and wildlife, and the California Porter-Cologne Water Quality Control Act and federal Clean Water Act (the “CWA”), which require that Palco conduct its operations so as to reasonably protect the water quality of nearby rivers and streams. Compliance with such laws, regulations and judicial and administrative interpretations, together with other regulatory and environmental matters, have resulted in substantial restrictions on the scope and timing of Palco’s timber operations, increased operational costs significantly, and engendered continual litigation and other challenges to its operations. Moreover, the cash flows of Palco and Scotia LLC have recently been adversely affected by the failure of the North Coast Water Board to release for harvest THPs which have already been approved by the other government agencies that approve Scotia LLC’s THPs. See “—Water Quality” below.

     Environmental Plans

     The Environmental Plans, consisting of the HCP and the SYP, which cover the substantial portion of the timberlands of the Palco Companies, were approved by the federal and state governments upon the consummation of the Headwaters Agreement. In connection with approval of the Environmental Plans, incidental take permits (the “Permits”) were issued with respect to certain threatened, endangered and other species found on the timberlands covered by the Environmental Plans. The Permits were to cover the 50-year term of the HCP and allow incidental take of 17 different species covered by the HCP, including nine species which are found on the Palco Timberlands that have been listed under the ESA and/or the CESA. On October 31, 2003, the Court hearing the EPIC-SYP/Permits lawsuit (as defined below), entered a judgment invalidating the SYP and the California Permits, and that decision is now on appeal. See Item 3. “Legal Proceedings—Forest Products Litigation” for further information regarding this matter. The agreements which implement the Environmental Plans also provide for various remedies (including the issuance of written stop orders and liquidated damages) in the event of a breach by the Palco Companies of these agreements or the Environmental Plans.

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

     The first analysis of a watershed, Freshwater, was released in June 2001. This analysis was used by the Palco Companies and the government agencies to develop proposed harvesting prescriptions. Prescriptions for the Van Duzen watershed were approved in January 2004. Prescriptions for a third watershed (Lower Eel — Eel Delta) were approved in March 2004. The Freshwater, Van Duzen and Lower Eel prescriptions each resulted in a reduction in the size of the streamside buffers set forth in the Environmental Plans and also provide for geologic reviews in order to conduct any harvesting activities on potential landslide-prone areas. This effectively reduced both the size and operational restrictions in respect of landslide-prone areas. The analysis for a fourth watershed, Elk River, was submitted in mid-2004 for agency and public review, and prescriptions for Elk River have been developed and are undergoing review by the relevant agencies.

     The HCP required the Palco Companies, together with the government agencies, to establish a schedule resulting in completion of the initial watershed analysis process for all covered lands within five years. However, due largely to the number of agencies involved and the depth and complexity of the analyses, the process has proven to require more time than originally anticipated. Accordingly, the Palco Companies have been working with the government agencies to establish an appropriate timeline and to streamline the process for implementation of watershed analysis on the remaining portions of Palco Timberlands to ensure that such studies are time and cost efficient, and that such studies continue to provide scientific results necessary to evaluate potential changes to the harvesting restrictions on those lands. The Palco Companies have received an extension to March 2007 of the time in which the watershed analysis process must be completed. A proposed streamlined process is undergoing review by the relevant agencies.

     The HCP imposes certain restrictions on the use of roads on the timberlands covered by the HCP during several months of the year and during periods of wet weather. However, Palco has conducted, and expects to be able to continue to conduct, some harvesting during these periods. An adaptive management change approved in 2003 for the road restrictions has improved the ability to construct and use roads on the Palco Timberlands in ways that are consistent with the operational needs of the Palco Companies. The HCP also requires that 75 miles of roads be stormproofed (i.e., reconstructed to reduce sediment generation) on an annual basis and that certain other roads must be improved or repaired. The nature of this work requires that it be performed in the dry periods of the year. To date, over 450 miles of roads have been stormproofed.

     The HCP contains an adaptive management provision, which both the state and federal governments have clarified will be implemented on a timely and efficient basis, and in a manner which will be both biologically and economically sound. This provision allows the Palco Companies to propose changes to many of the HCP prescriptions based on, among other things, economic considerations. The regulatory agencies have also clarified that in applying this adaptive management provision, to the extent the changes proposed do not result in the jeopardy of a particular species, the regulatory agencies will consider the practicality of the suggested changes, including the cost and economic feasibility and viability. The Palco Companies and the agencies have implemented various adaptive management changes related to wildlife and rare plants, and other changes relating to roads and streamside buffers. These adaptive management changes have increased Palco’s ability to conduct harvesting operations and/or reduce operating costs while still meeting the obligations of the Environmental Plans.

     Water Quality

     Laws and regulations dealing with water quality are impacting the Palco Companies primarily in four areas: efforts by the federal Environmental Protection Agency (the “EPA”) and the North Coast Water Board to establish total maximum daily load limits (“TMDLs”) in watercourses that have been declared to be water quality impaired; actions by the North Coast Water Board to impose waste discharge reporting requirements in respect of watersheds on the Palco Timberlands and in some cases, clean-up or prevention measures; actions by the North Coast Water Board during the THP approval process which impose certain operational requirements on individual THPs; and a directive of the North Coast Water Board to its staff to develop watershed-wide waste discharge requirements (“WWDRs”) for the Freshwater and Elk River watersheds.

     Under the CWA, the EPA is required to establish TMDLs for relevant contaminants in watercourses that have been declared to be “water quality impaired.” The EPA and the North Coast Water Board are in the process of establishing TMDLs for many northern California rivers and certain of their tributaries, including nine watercourses that flow within the Palco Timberlands. On the Palco Timberlands, the relevant contaminant is simple sediment dust, dirt and gravel that is abundant in watercourses largely as a function of the area’s normally heavy rainfall and soil that erodes easily. The Company expects this process to continue into 2010. In December 1999, the EPA issued a report dealing with TMDLs on two of the nine watercourses. The agency indicated that the requirements under the HCP would significantly address the sediment issues that resulted in TMDL requirements for these watercourses. The North Coast Water Board has begun the process of establishing the TMDL requirements applicable to two other watercourses on the Palco Timberlands, with a targeted completion of 2006 for these two watercourses. Scotia LLC’s scientists are actively working with North Coast Water Board staff to ensure these TMDLs recognize and incorporate the environmental protection measures of the HCP. The final TMDL requirements applicable to the Palco Timberlands may require aquatic protection measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

     For each of the three winter periods since 2002, the North Coast Water Board has required Palco to submit “Reports of Waste Discharge” in order to conduct winter harvesting operations in the Freshwater and Elk River watersheds. After consideration of these reports, the North Coast Water Board imposed requirements on the Palco Companies to implement additional mitigation and erosion control practices in these watersheds for each of the three winter operating periods. The North Coast Water Board has also extended the requirements for certain mitigation and erosion control practices in three additional watersheds (Bear, Jordan and Stitz Creek). The Palco Companies and the North Coast Water Board are currently in discussions to determine what these measures will be. The requirements imposed to date by the North Coast Water Board have significantly increased operating costs; additional requirements imposed in the future could further increase costs and cause delays in THP approvals.

     The North Coast Water Board has also issued a clean up and abatement order (the “Elk River Order”) for the Elk River watershed, which is aimed at addressing existing sediment production sites through clean up actions. The North Coast Water Board has also initiated the process which could result in similar orders for the Freshwater and Bear Creek watersheds, and is contemplating similar actions for the Jordan and Stitz Creek watersheds. The Elk River Order has resulted in increased costs to Palco that could extend over a number of years. Additional orders in other watersheds (should they be issued), may also result in further cost increases. Palco’s appeal of the Elk River Order to the State Water Resources Control Board (the “State Water Board”) was denied. Palco has appealed the decision of the State Water Board in state court , but is holding such appeal in abeyance until resolution of the THP No. 520 lawsuit described below. See Item 3. “Legal Proceedings—Forest Products Litigation.”

     In addition to the foregoing actions, the North Coast Water Board in December 2003 directed its staff to create WWDRs for the Freshwater and Elk River watersheds. As harvesting activities on the Palco Timberlands cannot readily be moved between watersheds due to, among other things, historic harvest patterns, adjacency restrictions, and the age classes of trees, that action and the other matters described above could, in addition to the potential effects noted above, individually or collectively result in reduced harvest. In that regard, the staff of the North Coast Water Board has not yet formulated the required WWDRs for the Freshwater and Elk River watersheds, and has on several occasions postponed its projected date for their completion. As a result, the North Coast Water Board has failed to release for harvest a number of Scotia LLC’s THPs that are located in the Freshwater and Elk River watersheds, even though these THPs have already been approved by the other government agencies which review Scotia LLC’s THPs and are in compliance with the HCP. The delay in receiving the release of these THPs has adversely impacted the cash flows of both Palco and Scotia LLC. Furthermore, it is likely that additional delays in the development of the Freshwater and Elk River WWDRs will occur, and such delays could have adverse impacts beyond those currently being experienced.

     On February 25, 2005, the Executive Officer of the staff of the North Coast Water Boardpublicly announced approval of the release of additional THPs such that Palco would be allowed to harvest up to 50% of the harvest limit established by the CDF for the Freshwater and Elk River watersheds. Since this announcement, Palco and Scotia LLC have continued their efforts with the North Coast Water Board staff to obtain the release of additional THPs and will make a presentation to the North Coast Water Board itself on March 16, 2005, in furtherance of these efforts. No assurance can be given that the efforts of Palco and Scotia LLC will be successful. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Investing and Financing Activities—Forest Products Operations” for further information regarding this matter, including extraordinary actions which Palco and Scotia LLC could be forced to take if their efforts are not successful.

     California Senate Bill 810, which became effective January 1, 2004, provides regional water quality control boards with additional authority related to the approval of THPs on land within impaired watersheds. Under this law, a THP “may not be approved if the appropriate regional water quality control board finds, based on substantial evidence, that the timber operations proposed in the plan will result in a discharge into a watercourse that has been classified as impaired due to sediment...that causes or contributes, to a violation of the regional water quality control plan.” The Company is uncertain of the operational and financial effects which will ultimately result from Senate Bill 810. While this provision has not yet been invoked in respect of the Palco Timberlands, because substantially all rivers and waterbodies on the Palco Timberlands are classified as sediment-impaired, implementation of this law could result in delays in obtaining approval of THPs, lower harvest levels and increased costs and additional protection measures beyond those contained in the HCP. Also see the description of the THP No. 520 lawsuit under Item 3. “Legal Proceedings—Forests Products Litigation.”

     Impact of Future Legislation

     Laws, regulations and related judicial decisions and administrative interpretations dealing with MGI’s business are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. From time to time, bills are introduced in the California legislature and the U.S. Congress which relate to the business of MGI, including the protection and acquisition of old growth and other timberlands, threatened and endangered species, environmental protection, air and water quality and the restriction, regulation and administration of timber harvesting practices. In addition to existing and possible new or modified statutory enactments, regulatory requirements and administrative and legal actions, the California timber industry remains subject to potential California or local ballot initiatives, and federal and California judicial decisions which could affect timber harvesting practices. It is not possible to assess the effect of such future legislative, judicial and administrative developments on MGI or its business.

     Timber Operators License

     In order to conduct logging operations, road building, stormproofing and certain other activities, a company must obtain a Timber Operator’s License from the CDF. In December 2003, Palco was granted a Timber Operator’s License for 2004-2005.

Real Estate Operations

  General

     The Company, principally through its wholly owned subsidiaries, invests in and develops residential and commercial real estate, primarily in Puerto Rico, Arizona, California, and Texas. Real estate properties and receivables as of December 31, 2004 are as follows:

			Book Value as
			of December 31,
			2004
			(In millions)
Palmas del Mar (Puerto Rico):
Undeveloped land and parcels held for sale	1,130	acres	$30.9
Property, plant and equipment, receivables and other, net			7.5

Total			38.4
Resort operations – Palmas Country Club(1)			25.8

Total			64.2

Fountain Hills (Arizona):
Residential, commercial and industrial developed lots, and lots under development	227	lots	9.8
Undeveloped residential land	431	acres	4.5
Property, plant, equipment and receivables, net			1.3

Total			15.6

Mirada (California):
Residential developed lots and lots under development, and residential units	47	lots	21.4
Undeveloped land	39	acres	6.7
Property, plant, equipment and receivables, net			0.8

Total			28.9

Commercial lease properties:
Property, plant and equipment, net:
Lake Pointe Plaza (Texas)			112.9
Cooper Cameron building (Texas)			29.9
Motel 6 facilities (10 states)			46.6
Other			3.1

Total			192.5

Other, principally receivables			4.8

Total real estate properties and receivables			$306.0

(1)	Palmas Country Club operations include two 18-hole golf courses, a 20 court tennis facility, a member clubhouse, and a beach club. Amounts shown are net of accumulated depreciation.

Book Value as
of December 31,
2004
(In millions)
Joint Ventures:
FireRock, LLC(1):
Golf course, clubhouse and other club facilities	$15.8
Other property, plant and equipment, net	3.3

Total	$19.1

Investment in FireRock, LLC	$4.4

RMCAL, LLC (1)
Residential units under development	$11.5

Investment in RMCAL, LLC	$1.9

(1)	50% owned. Amounts reflect the book value of that 50% interest.

     Revenues from real estate operations were as follows in 2004 and 2003 (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Real Estate Operations” for additional details on 2004, 2003 and 2002 results):

	Years Ended
	December 31,
	2004	2003
Palmas del Mar:
Real estate sales	$30.9	$16.3
Commercial, resort operations and other	10.9	8.2

Total	41.8	24.5

Fountain Hills:
Real estate sales	12.7	19.3
Commercial operations and other	6.7	4.0

Total	19.4	23.3

Mirada:
Real estate sales	16.1	5.3
Commercial operations and other	0.1	0.3

Total	16.2	5.6

Commercial lease properties:
Lake Pointe Plaza	9.9	8.6
Cooper Cameron building	2.3	2.3
Motel 6 facilities	4.8	4.8
Other	0.2	0.2

Total	17.2	15.9

Other:
Real estate sales	—	8.8
Commercial operations and other	0.2	0.2

Total	0.2	9.0

Total	$94.8	$78.3

FireRock, LLC(1):
Real estate sales	$15.1	$14.2
Golf course operations	3.0	2.5

Total	$18.1	$16.7

(1)	50% owned. Amount reflects the revenues attributable to that 50% interest.

Palmas del Mar

     Palmas del Mar, a master-planned residential community and resort located on the southeastern coast of Puerto Rico near Humacao (“Palmas”), was acquired by a subsidiary of the Company in 1984. Originally over 2,700 acres, Palmas now has approximately 1,130 acres of undeveloped land remaining. The Company conducts its operations at Palmas through Palmas del Mar Properties, Inc. (“PDMPI”) and PDMPI’s subsidiaries. PDMPI is planning the development and/or sale of certain of the remaining acreage at Palmas. PDMPI is also considering various alternatives to accelerate sales of its remaining acreage as well as disposition of other assets. In connection with this, PDMPI has retained and is in the process of working with an agent to assist in its efforts to solicit developer and investor interest in acquiring such acreage and other assets. No assurance can be given that these efforts will be successful. Resort operations at Palmas include a country club with two golf courses and tennis and beach club facilities. Certain other amenities, including a hotel, marina, equestrian center and various restaurants, are owned and operated by third parties.

Fountain Hills

     In 1968, a subsidiary of the Company purchased and began developing approximately 12,100 acres of real property at Fountain Hills, Arizona, which is located near Phoenix and adjacent to Scottsdale, Arizona. The year-round population of Fountain Hills is over 21,000. Development of Fountain Hills is substantially complete. Future sales are expected to consist of fully developed lots in two developments known as Eagles Nest and Adero Canyon. Eagles Nest, a 506-acre custom lot development planned to include 245 lots, commenced sales in 2004. Lots are expected to be released in phases, including 20 lots in the first phase that were sold in 2004. Development plans have been formulated for Adero Canyon, a 431-acre custom lot development planned to include 171 lots. Financing of the Adero Canyon development will be accomplished either through new or existing credit facilities or joint venture arrangements.

     In 1998, a subsidiary of the Company entered into and holds a 50% interest in a joint venture named FireRock LLC (“FireRock LLC”) to develop an 808-acre area in Fountain Hills known as FireRock Country Club. The development is a residential, golf-oriented, upscale master-planned community consisting of three phases of custom lots, three multifamily parcels and a private country club. The club’s championship-level private 18-hole golf course opened in 2000. The multifamily parcels were sold in 2001 and 2002. Construction of the custom lot portion of the project is complete and lot sales concluded in 2004. The venture continues to own and operate the country club.

Mirada

     In 1991, a subsidiary of the Company acquired Mirada, a 220-acre luxury resort-residential project located in Rancho Mirage, California. Mirada is a master-planned community in the Santa Rosa Mountains, 650 feet above the Coachella Valley floor. Three of the six parcels within the project have been developed, one of which is the first phase of a custom lot subdivision of 46 estate lots. The Lodge at Rancho Mirage, formerly the Ritz-Carlton Rancho Mirage Hotel, which is owned and operated by a third party, was developed on the second parcel. The third parcel is a recently completed custom lot subdivision comprised of 63 estate lots. In 2004, a subsidiary of the Company sold a one-half interest in a 27-acre parcel in Mirada to a real estate developer. This subsidiary subsequently contributed the remaining one-half interest to, and entered into and holds a 50% interest in, a joint venture formed by the developer and the subsidiary. The joint venture, named RMCAL, LLC (“RMCAL”) will construct and sell 47 villas to be built on the parcel. The two remaining parcels encompass approximately 39 acres. Under a development agreement with the City of Rancho Mirage which extends until 2011, this acreage may be developed with a variety of residential and commercial uses. The Company has also obtained final regulatory and environmental approvals for development of these two parcels and is formulating plans for development and/or marketing of these parcels.

Commercial Lease Properties

     In June 2001, subsidiaries of the Company acquired Lake Pointe Plaza, an office complex located in Sugar Land, Texas, for a purchase price of $131.3 million. The transaction was financed by the subsidiaries through the issuance of $122.5 million of non-recourse notes and the balance from available cash. The office complex is fully leased to affiliates of the seller through May 2021.

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

     In December 2002, a subsidiary of the Company, acquired two business trusts which own a portfolio of sixteen motel properties located in ten different states. The purchase price consisted of a cash payment of $3.5 million and the assumption of certain non-recourse notes with an outstanding principal balance of $49.4 million secured by the properties. The properties were acquired subject to an existing lease agreement under which the properties are fully leased through April 2019, and under which all obligations are guaranteed by the parent company of the current tenant.

     See Note 14 for further information regarding these commercial properties.

Marketing

     The Company is engaged in marketing and sales programs of varying magnitudes at its real estate developments. The Company intends to continue selling undeveloped acreage and semi-developed parcels, generally to builders and developers, and fully developed lots to individuals and builders. All sales are made directly to purchasers through the Company’s wholly owned brokerage operations and its marketing personnel, as well as through independent contractors such as real estate brokers who are compensated by means of customary real estate brokerage commissions. The Company may also continue to enter into joint ventures with third parties similar to those entered into in connection with the FireRock Country Club and RMCAL projects.

Competition and Regulation and Other Industry Factors

     There is intense competition among companies in the real estate investment and development business. Sales and payments on real estate sales obligations depend, in part, on available financing and/or disposable income and, therefore, are affected by changes in general economic conditions and other factors. The real estate development and commercial real estate businesses are subject to other risks such as shifts in population, fluctuations in the real estate market, and unpredictable changes in the desirability of residential, commercial and industrial areas. The resort business of Palmas competes with similar businesses in the Caribbean, Florida and other vacation/holiday destinations. The golfing operation at the FireRock Country Club development competes with similar businesses in the areas in and surrounding Phoenix, Arizona.

     The Company’s real estate operations are subject to comprehensive federal, state and local regulation. Applicable statutes and regulations may require disclosure of certain information concerning real estate developments and credit policies of the Company and its subsidiaries. Periodic approval is required from various agencies in connection with the design of developments, the nature and extent of improvements, construction activity, land use, zoning, and numerous other matters. Failure to obtain such approval, or periodic renewal thereof, could adversely affect the real estate development and marketing operations of the Company and its subsidiaries. Various jurisdictions also require inspection of properties by appropriate authorities, approval of sales literature, disclosure to purchasers of specific information, bonding for property improvements, approval of real estate contract forms and delivery to purchasers of a report describing the property.

Employees

     As of March 1, 2005, the Company’s real estate operations had approximately 65 employees.

Racing Operations

General

     SHRP, Ltd. owns and operates Sam Houston Race Park, a Texas Class 1 horse racing facility located within the greater Houston metropolitan area and Valley Race Park, a greyhound racing facility located in Harlingen, Texas. In January 2004, a subsidiary of the Company applied to the Texas Racing Commission (the “Racing Commission”) for an additional license to construct and operate a Class 2 horse racing facility in Laredo, Texas. The review process is only in the preliminary stages, and there can be no assurance that the Company will obtain this additional license as, among other things, there is a competing applicant.

Racing Operations and Facilities

     Sam Houston Race Park and Valley Race Park offer pari-mutuel wagering on live thoroughbred, quarter horse and greyhound racing during meets approved by the Racing Commission on a yearly basis and on simulcast horse and greyhound racing throughout the year. Under the Texas Racing Act and related regulations (collectively, the “Racing Act”), commission revenues for both facilities are a designated portion of the pari-mutuel handle. Revenues are also earned on live and simulcast racing as both a guest and host track (i.e. both facilities receive broadcasts of live racing conducted from other racetracks under various guest simulcast agreements and broadcast live racing conducted at Sam Houston Race Park and Valley Race Park to other race tracks and off track wagering sites under various host simulcast agreements). Sam Houston Race Park and Valley Race Park also derive revenues from food and beverages sales, admission and parking fees, group sales, and advertising sales.

Regulation of Racing Operations

     The ownership and operation of horse and greyhound racetracks in Texas are subject to significant regulation by the Racing Commission under the Racing Act. The Racing Act provides, among other things, for the allocation of wagering proceeds among betting participants, purses, racetracks, the state of Texas and for other purposes, and empowers the Racing Commission to license and regulate substantially all aspects of horse and greyhound racing in the state. The Racing Commission must approve the number of live racing days that may be offered each year, as well as all simulcast agreements. Class 1 horse racetracks in Texas are entitled to conduct at least seventeen weeks of live racing for each breed of horses (thoroughbreds and quarter horses), while greyhound tracks are entitled to conduct live racing nearly year round.

Marketing and Competition

     SHRP, Ltd.’s management believes that the majority of Sam Houston Race Park’s patrons reside within a 25-mile radius, which includes most of the greater Houston metropolitan area, and that a secondary market of occasional patrons exists outside the 25-mile radius but within a 50-mile radius of the facility. Sam Houston Race Park uses a number of marketing strategies in an attempt to reach these people and make them more frequent visitors to Sam Houston Race Park. Recent changes to strategies include increased newspaper ad sizes, an expanded outdoor advertising campaign, radio advertising, increased marketing of items offered outside of the racing product, a VIP program with exclusive promotional offers, and greater focus on casual customers. Valley Race Park employs similar strategies to attract patrons. Both race parks also rent out facilities and grounds for group events, which are often unrelated to racing but which increase revenues and expose the facility to potential customers. Sam Houston Race Park had 167 days of live racing in 2004, a significantly greater number than usual as Sam Houston Race Park accommodated requests from the racing industry to alleviate 2004 scheduling issues at the two other Texas Class 1 horse tracks. Sam Houston Race Park currently has 122 days of live racing scheduled for 2005. Valley Race Park had 126 live racing performances (over 110 days) during 2004, and currently has 119 live racing performances (over 99 days) scheduled for 2005.

     Sam Houston Race Park competes with other forms of wagering and entertainment, including a Louisiana “racino” (horse or dog tracks with slot machines or other forms of gaming) located approximately 120 miles from Houston, increasing use of the Internet for horse wagering and general gaming, casinos located approximately 140 miles from Houston, a greyhound racetrack located 55 miles away, a wide range of sporting events and other entertainment activities in the Houston area, the Texas State Lottery, and charitable bingo. Live racing also faces increasing competitive pressure from simulcast signals broadcast by racinos, which are able to offer larger purses and competitive fields. Sam Houston Race Park could in the future also compete with other forms of gambling in Texas, including casino gambling on Indian reservations or otherwise. While Sam Houston Race Park believes that the location of Sam Houston Race Park is a competitive advantage over the other more distant gaming ventures mentioned above, the most significant challenges for Sam Houston Race Park are to maintain its customer base in spite of the above competitive pressures and to develop and educate new racing fans in a market where pari-mutuel wagering had been absent from the 1930’s to 1994. Other competitive factors faced by Sam Houston Race Park include the allocation of sufficient live racing days by the Racing Commission and attraction of a sufficient number and quality of race horses to run at Sam Houston Race Park, particularly in view of the larger purses able to be offered by racinos. Competitive factors faced by Valley Race Park include the Texas State Lottery, charitable bingo and Internet-based gaming, as well as the attraction of sufficient greyhounds to run live racing, along with the ability of Valley Race Park to market its simulcast signal due to its brief live racing season.

     The Texas legislature convenes its regular session every other year. It is expected that this body will, during its January to June 2005 regular session, consider measures to enhance state revenues through additional forms of gaming such as video lottery terminals at existing horse and dog racing tracks, gaming on Indian reservations, and full casinos. The Company will vigorously pursue any such legislation that is favorable to it. As any legislation expanding gaming in Texas would likely require the approval of two-thirds of each legislative house and a majority of the state’s voters, no assurance can be given that any such legislation will be enacted or become effective. Moreover, it is not possible to determine what the provisions of any such legislation will be or its effect on the Company.

Employees

     As of March 1, 2005, the Company’s racing operations had approximately 600 year-round employees and approximately 250 seasonal employees.

Kaiser Aluminum

     The Company owns approximately 63% of Kaiser, which operated in several principal aspects of the aluminum industry prior to the bankruptcy filings described below. Kaiser, its principal operating subsidiary, Kaiser Aluminum & Chemical Corporation (“KACC”), and a number of KACC’s subsidiaries (collectively, the “Debtors”) have filed for reorganization under Chapter 11 of the Bankruptcy Code (the “Cases”). The Cases are being jointly administered, with the Debtors managing their businesses in the ordinary course as debtors-in-possession subject to the control and supervision of the Bankruptcy Court (the “Bankruptcy Court”). See Note 11 for additional information regarding the status of the Debtors’ reorganization proceedings. The Company and its subsidiary, MAXXAM Group Holdings Inc. (“MGHI”), collectively own 50,000,000 shares of the common stock of Kaiser (the “Kaiser Shares”). See Note 11 for the description of an agreement which the Company and MGHI have with Kaiser regarding disposition of the Kaiser Shares. The Debtors have indicated that they believe that the equity of Kaiser’s stockholders, including the Company, will likely be cancelled without consideration. For further information concerning Kaiser, see Item 3. “Legal Proceedings-Kaiser Litigation,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated Operations—Deconsolidation of Kaiser,” and Note 11.

Segment Information

     See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and Note 3 for additional information regarding revenues, income or loss, and total assets of the Company’s three segments, as well as revenues from the principal products offered by each.

Employees

     At March 1, 2005, MAXXAM and its subsidiaries had approximately 1,775 year-round and seasonal employees (excluding those employed by Kaiser), none of whom are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

     For information concerning the principal properties of the Company, see Item 1. “Business.”

ITEM 3. LEGAL PROCEEDINGS

General

     Several sections in this Item contain statements which constitute “forward-looking statements” within the meaning of the PSLRA. See this Item and Item 1. “Business—General” for cautionary information with respect to such forward-looking statements.

     The following describes certain legal proceedings in which the Company or its subsidiaries are involved. The Company and certain of its subsidiaries are also involved in various claims, lawsuits and other proceedings not discussed herein which relate to a wide variety of matters. Uncertainties are inherent in the final outcome of those and the below-described matters, and it is presently impossible to determine the resolution of these matters or the actual costs that ultimately may be incurred.

     Certain present and former directors and officers of the Company are defendants in certain of the actions described below. The Company’s bylaws provide for indemnification of its officers and directors to the fullest extent permitted by Delaware law. The Company is obligated to advance defense costs to its officers and directors, subject to the individual’s obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification. In addition, the Company’s indemnity obligation can under certain circumstances include amounts other than defense costs, including judgments and settlements.

MAXXAM Inc. Litigation

     This section describes certain legal proceedings in which MAXXAM Inc. (and in some instances, certain of its subsidiaries) is involved. The term “Company,” as used in this section, refers to MAXXAM Inc., except where reference is made to the Company’s consolidated financial position, results of operations or liquidity.

USAT Matters

     On December 26, 1995, the United States Department of Treasury’s Office of Thrift Supervision (“OTS”) initiated a formal administrative proceeding (the “OTS action”) against the Company and others alleging, among other things, misconduct by the Company and certain of its affiliated persons (collectively, the “Respondents”) and others with respect to the failure of United Savings Association of Texas (“USAT”). The OTS sought damages ranging from $326.6 million to $821.3 million under various theories. Following 110 days of proceedings before an administrative law judge during 1997-1999, and over two years of post-trial briefing, on September 12, 2001, the administrative law judge issued a recommended decision in favor of the Respondents on each claim made by the OTS. On October 17, 2002, the OTS action was settled for $0.2 million with no admission of wrongdoing on the part of the Respondents.

     As a result of the dismissal of the OTS action, a related civil action, alleging damages in excess of $250 million, was subsequently dismissed. This action, entitled Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (the “FDIC action”), was originally filed by the Federal Deposit Insurance Corporation (“FDIC”) in August 1995 against Mr. Charles E. Hurwitz (Chairman and Chief Executive Officer of the Company).

     On May 31, 2000, the Respondents filed a counterclaim to the FDIC action in the U.S. District Court in Houston, Texas (No. H95-3956). On November 8, 2002, the Respondents filed an amended counterclaim and an amended motion for sanctions (collectively, the “Sanctions Motion”). The Sanctions Motion states that the FDIC illegally paid the OTS to bring the OTS action against the Respondents and that the FDIC illegally sued for an improper purpose (i.e. in order to acquire timberlands held by a subsidiary of the Company). The Respondents are seeking as a sanction to be made whole for the attorneys’ fees they have paid (plus interest) in connection with the OTS and FDIC actions. As of December 31, 2004, such fees were in excess of $40.4 million. The Respondents are pursuing this claim vigorously.

     On January 16, 2001, an action was filed against the Company, Federated Development Company (the predecessor of a principal shareholder of the Company; “Federated”) and certain of the Company’s directors in the Court of Delaware Chancery Court entitled Alan Russell Kahn v. Federated Development Co., MAXXAM Inc., et al., Civil Action 18623NC (the “Kahn lawsuit”). The plaintiff purports to bring this action as a stockholder of the Company derivatively on behalf of the Company. The lawsuit concerns the OTS and FDIC actions, and the Company’s advancement of fees and expenses on behalf of Federated and certain of the Company’s directors in connection with these actions. It alleges that the defendants have breached their fiduciary duties to the Company, and have wasted corporate assets, by allowing the Company to bear all of the costs and expenses of Federated and certain of the Company’s directors related to the OTS and FDIC actions. The plaintiff seeks to require Federated and certain of the Company’s directors to reimburse the Company for all costs and expenses incurred by the Company in connection with the OTS and FDIC actions, and to enjoin the Company from advancing to Federated or certain of the Company’s directors any further funds for costs or expenses associated with these actions. The parties to the Kahn lawsuit have agreed to an indefinite extension of the defendants’ obligations to respond to the plaintiffs’ claims. Although it is impossible to assess the ultimate outcome of the Kahn lawsuit, the Company believes that the resolution of this matter should not result in a material adverse effect on its consolidated financial condition, results of operations or liquidity.

Forest Products Litigation

     A California state court has invalidated the SYP in connection with two lawsuits filed against the Palco Companies, as described below, which decision has been appealed. Other pending judicial and administrative proceedings could affect Palco’s ability to implement the HCP, implement certain approved THPs, or carry out other operations, as discussed below. One such lawsuit was resolved during 2004 (see below). Certain of the remaining pending cases are described below. The Services Agreement requires Palco to prepare and file on behalf of Scotia LLC (at Palco’s cost) all pleadings and motions, and otherwise diligently pursue, appeals of any denial, and defense of any challenge to approval, of any THP or the Environmental Plans or similar plan or permit and related matters.

     In March 1999, an action entitled Environmental Protection Information Association, Sierra Club v. California Department of Forestry and Fire Protection, California Department of Fish and Game, The Pacific Lumber Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (the “EPIC-SYP/Permits lawsuit”) was filed in Superior Court in Humboldt County, California (No. CV-990445). This action alleged, among other things, various violations of the CESA and the CEQA, and challenged, among other things, the validity and legality of the SYP and the California Permits. The plaintiffs sought, among other things, to set aside California’s approval of the SYP and the California Permits and injunctive relief to prevent implementation of THPs approved in reliance upon these documents. In March 1999, a similar action, entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v. California Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation (the “USWA lawsuit”), was filed in Humboldt County Superior Court (No. CV-990452) challenging the validity and legality of the SYP. The EPIC-SYP/Permits and USWA lawsuits were consolidated for trial.

     Following trial, the Court on October 31, 2003 entered a judgment invalidating the SYP and the California Permits due to several deficiencies in agency procedures and the failure of Palco to submit a complete and comprehensible SYP. The Court’s decision, however, allowed for harvesting on THPs which rely on the SYP and were approved prior to July 23, 2003. The short-term effect of the ruling was to preclude approval, under the SYP, of a small number of THPs which were under review but had not been approved, and a minor reduction in 2003 harvesting that had been expected from these specific THPs. As a result of this case, Palco has since October 2002, when the Court issued a stay order preventing future reliance upon the SYP, been obtaining review and approval of new THPs under a procedure provided for in the forest practice rules that does not depend upon the SYP and the California Permits. Palco expects to follow this procedure until the Option A Plan is approved. See Item 1. “Business—Forest Products Operations—Timber and Timberlands.” Palco and the State of California have appealed the October 31, 2003, decision. In September 2004, the Court granted the plaintiffs’ request for reimbursement of an aggregate of $5.8 million in attorneys fees and other expenses incurred in connection with these matters. Palco and the State of California have also appealed this decision.

     In July 2001, an action entitled Environmental Protection Information Center v. The Pacific Lumber Company, Scotia Pacific Company LLC (the “Bear Creek lawsuit”) was filed in the U.S. District Court for the Northern District of California (No. C01-2821), and later amended to add the EPA as a defendant. The lawsuit alleges that Palco’s harvesting and other forestry activities under certain approved THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,500 per day for the defendant’s alleged continued violation of the CWA. On October 14, 2003, in connection with certain motions that had been filed, the Court upheld the validity of an EPA regulation which exempts harvesting and other forestry activities from certain discharge requirements.

     Both state and federal agencies, along with Palco and other timber companies, have relied upon this regulation for more than 25 years. However, the Court interpreted the regulation in such a way as to narrow the forestry operations which are exempted, thereby limiting the regulation’s applicability and subjecting culverts and ditches to permit requirements. This ruling has widespread implications for the timber industry in the United States. The case is not yet final as the trial has not yet been held, and there are many unresolved issues involving interpretation of the Court’s decision and its application to actual operations. Should the decision ultimately become final and held to apply to all Palco’s timber operations, it may have some or all of the following effects: imposing additional permitting requirements, delaying approvals of THPs, increasing harvesting costs, and adding water protection measures beyond those contained in the HCP. Nonetheless, it is not likely that civil penalties will be awarded for operations that occurred prior to the Court’s decision due to the historical reliance by timber companies on the regulation and the Company’s belief that the requirements under the HCP are adequate to ensure that sediment and pollutants from harvesting activities on the Palco Timberlands will not reach levels harmful to the environment. While the impact of a conclusion to this case that upholds the October 14, 2003, ruling may be adverse, the Company does not believe that such an outcome would have a material adverse impact on the Company’s consolidated financial condition, results of operations or liquidity. Nevertheless, due to the numerous ways in which the Court’s interpretation of the regulation could be applied to actual operations, there can be no assurance that this will be the case.

     On November 20, 2002, two similar actions entitled Alan Cook, et al. v. Gary Clark, et al. (the “Cook action”) and Steve Cave, et al. v. Gary Clark, et al. (the “Cave action”) were filed in Humboldt County Superior Court (No.’s DR020718 and DR020719, respectively), which also name Palco and certain affiliates as defendants. On April 4, 2003, the plaintiffs in these actions filed amended complaints and served the defendants with notice of the actions. The Cook action alleges, among other things, that defendants’ logging practices have contributed to an increase in flooding along Freshwater Creek (which runs through the Palco Timberlands), resulting in personal injury and damage to the plaintiffs’ properties. Plaintiffs further allege that in order to have THPs approved in the affected areas, the defendants engaged in certain unfair business practices. The plaintiffs seek, among other things, compensatory and exemplary damages, injunctive relief, and appointment of a receiver to ensure that the watershed is restored. The Cave action contains similar allegations and requests similar relief with respect to the Elk River watershed (a portion of which is contained on the Palco Timberlands). The Company does not believe the resolution of these actions should result in a material adverse effect on its consolidated financial condition, results of operations or liquidity.

     On February 25, 2003, the District Attorney of Humboldt County filed a civil suit entitled The People of the State of California v. The Pacific Lumber Company, Scotia Pacific Holding Company and Salmon Creek Corporation in the Humboldt County Superior Court (No. DR030070) (the “Humboldt DA action”). The suit was filed under California’s unfair competition law and alleges that Palco used certain unfair business practices in connection with completion of the Headwaters Agreement, and that this resulted in Palco being able to harvest significantly more trees under the Environmental Plans than would have otherwise been the case. The suit sought a variety of remedies including a civil penalty of $2,500 for each additional tree that has been or will be harvested due to this alleged increase in harvest, as well as restitution and an injunction in respect of the additional timber harvesting allegedly being conducted. In response to motions filed by Palco for sanctions and dismissal of this suit, on April 30, 2004, the Court issued a ruling requiring the District Attorney to amend his suit to prove that “extrinsic” fraud occurred. In addition, the Court eliminated the remedies being sought, other than for civil penalties, and suggested that it would be inappropriate to base civil penalties on the additional trees harvested. The Court also ruled that it declined “at this juncture” to impose sanctions on the District Attorney. The District Attorney subsequently amended his suit, and Palco later filed new motions to dismiss and for sanctions. After delays resulting from the District Attorney’s efforts to disqualify the trial judge, and that judge’s later self-disqualification, a hearing on these motions was held on February 18, 2005. The Court rejected the sanctions motion, but has not yet ruled on the motion for dismissal. The Company believes that this suit is without merit and that the April 30, 2004, ruling diminished significantly its exposure with respect to this matter; however, there can be no assurance that Palco will ultimately prevail, or that an adverse outcome would not be material to the Company’s consolidated financial condition, results of operations or liquidity.

     On December 17, 2003, an action entitled Humboldt Watershed Council, et al. v. North Coast Regional Water Quality Board, et al. (the “HWC 2003 lawsuit”), naming Palco as a real party in interest, was filed in the Humboldt County Superior Court (No. CV030961). The plaintiffs allege that the North Coast Water Board should have required waste discharge reports in respect of all timber harvesting activities in the Freshwater and Elk River watersheds, including those of Palco. This action has been dismissed by the plaintiffs.

     On November 4, 2004, an action entitled Environmental Protection Information Center, et al. v. California Department of Forestry and Fire Protection, et al. was filed in Humboldt County Superior Court (No. CV04-0809). This action sought an order staying or setting aside CDF’s approval of six THPs along the Van Duzen river, and an order requiring CDF to conduct further review and analysis of the six THPs and to refrain from reliance on information not made available for public review and comment. Following denial by the trial judge of the plaintiffs’ request for injunctive relief and various appellate proceedings which resulted in harvesting operations being allowed to continue, the case was dismissed by the plaintiffs.

     On November 2, 2004, an action entitled Environmental Protection Information Center v. U.S. Fish & Wildlife Service, NOAA Fisheries, et al. (No. C04-4647) was filed in the U.S. District Court for the Northern District of California (the “EPIC-USFWS/NOAA lawsuit”). This lawsuit alleges that two federal agencies have violated certain federal laws and related regulations in connection with their oversight of the HCP and related incidental take permits issued by the federal government (the “Federal Permits”). The plaintiff also alleges that the Federal Permit for the northern spotted owl was unlawfully issued and that Palco violated California’s unfair competition law by using false advertising and making misleading environmental claims. The plaintiff seeks a variety of remedies, including requiring additional actions by the federal agencies and precluding them from authorizing take of the northern spotted owl, an injunction requiring Palco to cease certain alleged unlawful activities, as well as restitution and remediation by Palco. Motions have been filed by the federal government and Palco seeking dismissal of substantial portions of this case, but a hearing date on this motion has not yet been set. The Company does not believe the resolution of this action should result in a material adverse effect on its consolidated financial condition, results of operations or liquidity.

     On November 16, 2001, Palco filed a case entitled The Pacific Lumber Company, et al. v. California State Water Resources Control Board (No. DR010860) in Humboldt County Superior Court (the “THP No. 520 lawsuit”) alleging that the State Water Board had no legal authority to impose mitigation measures that were requested by the staff of the North Coast Water Board during the THP review process and rejected by the CDF prior to approving the THP. When the staff of the North Coast Water Board attempted to impose these mitigation measures in spite of the CDF’s decision, Palco appealed to the State Water Board, which imposed certain of the requested mitigation measures and rejected others. Palco filed the THP No. 520 lawsuit challenging the State Water Board’s decision, and in January 2003, the Superior Court granted Palco’s request for an order invalidating the imposition of these additional measures. The State Water Board appealed this decision, and on March 18, 2004 the appellate court reversed the decision of the Superior Court. The appellate court’s decision could result in increased demands by the regional and state water boards and their staffs to impose controls and limitations upon Palco’s timber harvesting beyond those provided for by the Environmental Plans or could provide additional regulatory powers to the regional and state water boards and their staffs beyond those provided in Senate Bill 810. Palco filed a petition for review of the appellate court’s decision by the California Supreme Court, which in June 2004 agreed to review the decision.

Kaiser Litigation

     See Note 11 for a discussion of Kaiser’s reorganization proceedings. Kaiser is a defendant in a number of lawsuits, some of which involve claims of multiple persons, in which the plaintiffs allege that certain of their injuries were caused by, among other things, exposure to asbestos during, and as a result of, their employment or association with Kaiser or exposure to products containing asbestos produced or sold by Kaiser. A variety of other lawsuits and claims are pending against Kaiser. Generally, claims against Kaiser arising from actions or omissions prior to the dates on which the Debtors filed their Cases will be settled in connection with Kaiser’s plan of reorganization.

Other Matters

     On September 2, 2004, the Company was advised that one of its former subsidiaries (which was dissolved in 1999) is a successor to a company which manufactured munitions for the U.S. Navy during World War II. The current owner of the underlying property, which is located in Cranbury, New Jersey, is seeking participation by MGI, the parent of the former subsidiary, in efforts to address contamination of the site which resulted from such operations. The current owner estimates that the costs to determine what remedial actions are needed, and to perform any remedial actions determined necessary, could range from $3.0 million to $8.0 million. Costs for the investigation and remediation could exceed $8.0 million as the result of information learned during the investigation. The Company is currently in the process of determining the extent of its liability, which could require payment of a substantial portion of the costs, as well as the availability of funding from the U.S. Navy and insurance coverage for these activities. Such investigation is anticipated to take several months to complete.

     On December 29, 2004, the New Jersey Department of Environmental Protection (“NJDEP”) issued a Directive against the current owner of the property, MGI, and the U.S. Navy requiring these parties to conduct a remedial investigation and remedial action (“RI/RA”) in respect of the property. As further required by the Directive, MGI and the current owner on January 28, 2005, entered into an Administrative Consent Order (“ACO”) providing, among other things, that MGI and the current owner begin implementing the RI/RA within 120 days of execution of the ACO. MGI and the current owner of the property have also entered into a Participation Agreement providing, among other things, for them to jointly fund the RI/RA and for a mediation process to assist in equitably allocating the costs of the RI/RA.

     On January 21, 2004, the owner of the Candelero Hotel located at Palmas filed a lawsuit against PDMPI claiming an easement on certain property owned by PDMPI, as well as damages. On September 30, 2004, this matter was settled by an agreement in which the hotel owner dismissed all of its claims and agreed to purchase for $9.0 million a parcel of land that included the area covered by the alleged easement. This transaction closed in November 2004.

     The Company is involved in other claims, lawsuits and proceedings. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred or their effect on the Company, management believes that the resolution of such uncertainties and the incurrence of such costs should not result in a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company’s common stock, $.50 par value (“Common Stock”), is traded on the American Stock Exchange. The stock symbol is MXM. The following table sets forth, for the calendar periods indicated, the high and low sales prices per share of the Company’s Common Stock as reported on the American Stock Exchange Consolidated Composite Tape.

	2004		2003

	High	Low	High	Low
First quarter	$28.57	$18.51	$9.61	$8.20
Second quarter	31.60	23.50	15.31	8.84
Third quarter	30.00	25.85	16.16	12.90
Fourth quarter	33.50	27.00	19.73	14.65

     The following table sets forth the number of record holders of each class of publicly owned securities of the Company at March 1, 2005:

Number of
Record
Title of Class	Holders
Common Stock	2,776
Class A $.05 Non-cumulative Participating Convertible Preferred Stock	20

     The Company has not declared any cash dividends on its capital stock and has no present intention to do so.

     The Company may from time to time purchase shares of its Common Stock on national exchanges or in privately negotiated transactions. No such purchases occurred during the twelve months ended December 31, 2004, or through the date of this Report.

ITEM 6. SELECTED FINANCIAL DATA

     The following summary of consolidated financial information for each of the five years ended December 31, 2004 is not reported upon herein by independent public accountants and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto which are contained in Item 8 herein.

	Years Ended December 31,
	2004	2003	2002(1)	2001	2000
	(In millions of dollars, except per share amounts)
Consolidated statement of operations:
Net sales	$347.5	$336.6	$366.7	$1,064.9	$1,407.9
Income (loss) before income taxes, minority interests and discontinued operations(2)	(46.9)	(10.6)	(96.0)	(307.1)	(161.4)
Income (loss) from continuing operations	(46.6)	(11.6)	(81.4)	(780.7)	(156.5)
Income (loss) from discontinued operations, net of tax (3)	—	—	(2.6)	324.7	190.4
Net income (loss)	(46.6)	(11.6)	(84.0)	(456.0)	33.9

Consolidated balance sheet at end of period:
Total assets (3)	1,015.2	1,060.8	1,107.3	3,935.3	4,504.0
Long-term debt, less current maturities(3)	912.0	953.5	982.3	1,706.8	1,882.8
Stockholders’ equity (deficit)(4)	(657.1)	(601.9)	(582.5)	(475.6)	49.1

Per share information:
Basic and diluted net income (loss) per share	$(7.79)	$(1.79)	$(12.87)	$(69.28)	$4.47

(1)	Results for the Company’s aluminum operations have been included for the period from January 1, 2002, through February 11, 2002 and for the two years ended December 31, 2001. Such results have been excluded for the subsequent periods. See Note 1 for a discussion of the Chapter 11 filings by the Debtors (which commenced February 12, 2002).

(2)	Income (loss) before income taxes and minority interests includes the following items:

•	2004 includes a $1.4 million charge for employee severance and benefit costs at Palco (see Note 3). 2004 also includes a $1.9 million charge in connection with an environmental matter associated with a former subsidiary of the Company (see Note 3).

•	2003 includes a gain on the sale of acreage in the Grizzly Creek grove of $16.8 million (see Note 14), $8.0 million of insurance recoveries related to the OTS and FDIC actions (see Note 3), as well as a $1.4 million charge to write-down the Company’s casino-related assets to estimated fair value (see Note 3).

•	2002 includes other items of $0.5 million attributable to Kaiser for the period from January 1, 2002, through February 11, 2002 (see Note 3).

•	2001 includes the following related to Kaiser: additional valuation allowances related to Kaiser’s deferred tax assets of $505.4 million (see Note 9), business interruption insurance recoveries of $36.6 million, a gain of $163.6 million on the sale of an approximate 8.3% interest in Queensland Alumina Limited (“QAL”), a charge of $57.2 million for asbestos-related claims, and net gains on power sales and several other non-recurring items totaling $163.6 million. 2001 results include the following related to Palco: a gain of $16.7 million on the sale of acreage in the Grizzly Creek grove.

•	2000 includes the following related to Kaiser: estimated business interruption insurance recoveries of $110.0 million and several other non-recurring items totaling $48.9 million. 2000 results include the following related to Palco: a gain on the sale of the Owl Creek grove of $60.0 million.

(3)	During 2004, Kaiser completed the sale of its interests in Alumina Partners of Jamaica (“Alpart”), the alumina refinery located in Gramercy, Louisiana (“Gramercy”), Kaiser Jamaica Bauxite Company (“KJBC”), Volta Aluminium Company Limited (“Valco”), and Kaiser’s Mead facility and certain related property (the “Mead Facility”). In addition, Kaiser has received confirmation from the Bankruptcy Court to proceed with the sale of its interest in QAL. Alpart, Gramercy, KJBC, Valco, the Mead Facility, QAL and Kaiser’s hedging operations are collectively referred to as “Kaiser’s Discontinued Operations”. The assets and long-term debt, less current maturities reported as discontinued operations are included in the Consolidated Balance Sheet amounts presented above as of December 31, 2001 and 2000. However, the results of operations of Kaiser’s Discontinued Operations are reported separately as discontinued operations in the Consolidated Statements of Operations for the period from January 1, 2002, to February 11, 2002, and for the years ended December 31, 2001 and 2000. The assets and long-term debt of Kaiser’s Discontinued Operations as of December 31, 2002, are not included in the table above due to the deconsolidation of Kaiser on February 12, 2002.

(4)	MAXXAM Inc. did not declare or pay any cash dividends during the five year period ended December 31, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto appearing in Item 8.

Results of Operations

     This section contains statements which constitute “forward-looking statements” within the meaning of the PSLRA. See Item 1. “Business—General” and below for cautionary information with respect to such forward-looking statements.

     The Company operates in three industries: forest products, through MGI and its wholly owned subsidiaries, principally Palco, Scotia LLC and Britt; real estate investment and development, through various subsidiaries and joint ventures; and racing operations through SHRP, Ltd. MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company. In addition, the Company owns 62% of Kaiser, a producer of fabricated aluminum products. Any reference herein to a company includes the subsidiaries of that company unless otherwise noted or the context indicates otherwise.

     Consolidated Operations

     Selected Operational Data

     The following table presents selected financial information for the years ended December 31, 2004, 2003 and 2002 for the Company’s consolidated operations.

	Years Ended December 31,
	2004	2003	2002
	(In millions of dollars)
Net sales	$347.5	$336.6	$366.7
Costs and expenses	(333.3)	(312.7)	(383.5)
Gains on sales of timberlands and other assets	0.1	17.5	0.9

Operating income (loss)	14.3	41.4	(15.9)
Other income	12.8	25.0	12.5
Interest expense	(74.0)	(77.0)	(92.6)
Loss before income taxes, minority interests and discontinued operations	(46.9)	(10.6)	(96.0)
Benefit (provision) for income taxes	0.3	(1.0)	14.4
Minority interests	—	—	0.2
Income (loss) from discontinued operations	—	—	(2.6)

Net loss	$(46.6)	$(11.6)	$(84.0)

Revenues by segment as a percentage of total:
Forest products	58.2%	61.9%	54.5%
Real estate	27.3%	23.3%	13.3%
Racing	14.5%	14.8%	14.3%
Aluminum	—%	—%	17.9%

	100.0%	100.0%	100.0%

     Deconsolidation of Kaiser

     Under generally accepted accounting principles for entities consolidated through voting interests, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner. As a result of Kaiser’s filing for bankruptcy (as discussed in Note 1), Kaiser’s financial results were deconsolidated beginning February 12, 2002, and the Company began reporting its investment in Kaiser using the cost method, under which the investment is reflected as a single amount on the Company’s balance sheet of $(516.2) million, and the recording of earnings or losses from Kaiser was discontinued after February 11, 2002. Since Kaiser’s results are no longer consolidated and the Company believes that it is not probable that it will be obligated to fund losses related to its investment in Kaiser, any adjustments reflected in Kaiser’s financial statements subsequent to February 12, 2002 (relating to the recoverability and classification of recorded asset amounts and the classification of liabilities or the effects on existing stockholders’ deficit as well as adjustments made to Kaiser’s financial information for loss contingencies and other matters), are not expected to affect the Company’s financial results.

     The following condensed pro forma financial data reflects the results of operations of the Company, excluding Kaiser, for the year ended December 31, 2002, the year in which Kaiser was deconsolidated (in millions, except share data).

Net sales	$301.0
Costs and expenses	(292.5)

Operating income	8.5
Other income	20.7
Interest expense	(80.2)

Loss before income taxes and minority interest	(51.0)
Income tax benefit (provision)	15.2
Minority interests	0.3

Net loss	$(35.5)

Basic and diluted net loss per share	$(5.45)

     See Notes 1 and 11 for further discussion of Kaiser’s reorganization proceedings and other information regarding the Company’s investment in Kaiser.

     Kaiser Discontinued Operations

     As part of Kaiser’s plan to divest certain of its commodity-based assets, Kaiser during 2004, with the approval of the Bankruptcy Court, completed or finalized plans for the sale of its interests in Kaiser’s Discontinued Operations. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS No. 144”), the operating results of Kaiser’s interests in the divested assets have been reported as discontinued operations in the accompanying Consolidated Statement of Operations for the period from January 1, 2002, to February 11, 2002, the date that Kaiser was deconsolidated (see discussion of the deconsolidation of Kaiser above). Combined income statement information in respect of Kaiser’s Discontinued Operations for the period from January 1, 2002, to February 11, 2002, included in income (loss) from discontinued operations is as follows (in millions):

Period from
January 1, 2002, to
February 11, 2002
Net sales	$101.8
Operating income	0.8
Income before income taxes and minority interests	0.7
Net loss	(2.6)

     Overview of Consolidated Results of Operations

     Net Sales

     Net sales for 2004 totaled $347.5 million, compared to $336.6 million in 2003. Net sales for the real estate segment increased $16.5 million due to higher sales of real estate acreage at the Company’s Palmas del Mar and Mirada developments. Net sales for the racing segment increased $0.8 million due to more live race days being held. Net sales for the Company’s forest products segment decreased $6.4 million primarily due to lower lumber revenues. Lumber sales for 2004 were impacted by lower shipments resulting from lower harvest levels.

     Net sales for 2003 totaled $336.6 million, compared to $366.7 million in 2002. The decline is primarily attributable to the deconsolidation of Kaiser’s financial results beginning February 12, 2002, the date Kaiser filed for Chapter 11 reorganization. Net sales for 2002 included $65.7 million attributable to Kaiser (excluding discontinued operations) for the period from January 1, 2002 to February 11, 2002, whereas 2003 included none of Kaiser’s financial results. Net sales for the Company’s forest products segment increased $9.1 million for 2003 versus 2002, reflecting favorable trends in lumber prices, while net sales for the real estate segment increased $29.4 million for 2003 as compared to 2002, primarily due to increased sales of real estate acreage and commercial lots. Due to a decline in attendance, 2003 net sales for the Company’s racing segment declined by $2.9 million from 2002.

     Operating Income (Loss)

     The Company recorded operating income of $14.3 million in 2004 compared to operating income of $41.4 million for the prior year period. Operating results for the forest products segment decreased by $29.1 million, primarily as a result of the decrease in net sales noted above and an increase in cost of sales due primarily to declines in harvest, which led to higher third party log purchases. The real estate segment recorded operating income of $29.7 million versus operating income of $17.1 million in 2003, primarily due to the increases in net sales noted above. The racing segment’s operating loss increased by $1.2 million despite the increase in live race days noted above due primarily to an increase in marketing and development costs. The corporate segment’s operating loss increased by $9.4 million due primarily to an increase in stock-based compensation expense which is adjusted as the market value of the Company’s Common Stock changes, in addition to a $1.9 million charge for an environmental matter discussed under “Other Matters” in Note 12.

     The Company recorded operating income of $41.4 million in 2003 compared to an operating loss of $15.9 million in 2002. Operating income for the Company’s forest products segment increased $15.7 million for 2003, primarily due to $17.5 million in gains on sales of timberlands and other assets, while the real estate segment’s operating results improved from a loss of $0.2 million in 2002 to income of $17.1 million in 2003 as a result of the increase in net sales discussed above. Results for the racing segment declined from operating income of $0.4 million in 2002 to an operating loss of $1.9 million in 2003 as a result of an increase in selling, general and administrative expenses. Kaiser contributed $24.4 million (excluding discontinued operations) to the consolidated operating loss for 2002.

     Loss Before Income Taxes, Minority Interests and Discontinued Operations

     The Company’s consolidated loss before income taxes, minority interests and discontinued operations increased by $36.3 in 2004 compared to the prior year, primarily as a result of the decrease in operating income discussed above. Investment, interest and other income decreased by $12.2 million, primarily because results for 2003 included income related to an $8.0 million reimbursement from an insurer for certain costs incurred in connection with the OTS and FDIC actions.

     The Company’s consolidated loss before income taxes, minority interests and discontinued operations decreased by $85.4 million in 2003 compared to the prior year, principally due to the deconsolidation of Kaiser and the improved operating results discussed above. In addition, the Company’s investment, interest and other income for 2003 includes income related to the $8.0 million reimbursement from an insurer discussed above. Interest expense decreased $8.1 million in 2003 from the preceding year as a result of early extinguishment of MGHI’s Senior Secured Notes (the “MGHI Notes”).

     Forest Products Operations

     Industry Overview and Selected Operational Data

     This section contains statements which constitute “forward-looking statements” within the meaning of the PSLRA. See this section and Item 1. “Business—General” for cautionary information with respect to such forward-looking statements.

     The Company’s forest products operations are conducted through MGI and its wholly owned subsidiaries, principally Palco, Scotia LLC and Britt. The segment’s business is somewhat seasonal, and its net sales have been historically higher in the months of April through November than in the months of December through March. Management expects that the segment’s revenues and cash flows will continue to be somewhat seasonal. Accordingly, the segment’s results for any one quarter are not necessarily indicative of results to be expected for the full year.

     Regulatory and environmental matters as well as certain pending legal matters play a significant role in the Company’s forest products operations. See Item 1. “Business—Forest Products Operations—Regulatory and Environmental Matters” and Note 12 for further discussion of these matters. Regulatory compliance and related litigation have caused and may continue to cause delays in approval of THPs and delays in harvesting on THPs once they are approved. This has resulted and may continue to result in a decline in harvest, an increase in the cost of logging operations, and increased costs related to timber harvest litigation.

     The cash flows of Palco and Scopac have both been adversely impacted by the failure of the North Coast Water Board to release for harvest a number of already-approved THPs. Scotia LLC expects that without the release of additional THPs, its cash flows from operations, together with funds available under its line of credit, will be inadequate to pay the entire amount of interest due on the July 20, 2005, payment date for its Timber Notes. Palco is in default under the Palco Credit Agreement and estimates that, without the prompt release of a substantial portion of these THPs and necessary amendments to the Palco Credit Agreement, its cash flow from operations, together with funds available under the Palco Credit Agreement, will not provide sufficient liquidity to fund its current level of operations. For further information, see “—Financial Condition and Investing and Financing Activities—Forest Products Operations.”

     Furthermore, there can be no assurance that certain other pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, adverse weather conditions, or low lumber or log prices, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity. See Item 1. “Business—Forest Products Operations—Regulatory and Environmental Factors,” Item 3. “Legal Proceedings” and Note 12 for further information regarding regulatory and legislative matters and legal proceedings relating to the Company’s forest products operations.

     During 2001, comprehensive external and internal reviews were conducted of Palco’s business operations. These reviews were conducted in an effort to identify ways in which Palco could operate on a more efficient and cost effective basis. Based upon these reviews, Palco implemented a number of changes during the last quarter of 2001 and the first quarter of 2002, including closing two of its four sawmills, eliminating certain of its operations, including its company-staffed logging operations (now relying exclusively on contract loggers) and its soil amendment and concrete block activities, utilizing more efficient harvesting methods and adopting other cost saving measures. Palco has continued to examine ways in which to achieve additional cost savings. During 2004, Palco opened a new planer facility in Scotia and began construction on a new sawmill in Scotia, California. The project is expected to cost $27.3 million ($20.5 million of which was expended in 2004) with the last phase scheduled for completion in the third quarter of 2005 (subject to available cash). Funds for this project are being provided from existing cash resources and borrowings under the Palco Credit Agreement. As part of the project, the Carlotta mill was permanently closed, and the equipment from the Carlotta mill is in the process of being moved to the new mill in Scotia. Management is considering alternative uses for the property. Further actions may be taken during 2005 as a result of Palco’s continuing evaluation process or in response to the financial difficulties discussed above, and writedowns of certain assets may be required.

     The following table presents selected operational and financial information for the years ended December 31, 2004, 2003 and 2002 for the Company’s forest products operations.

	Years Ended December 31,
	2004	2003	2002
	(In millions of dollars,
	except shipments and prices)
Shipments:
Lumber: (1)
Redwood upper grades	17.4	26.4	27.0
Redwood common grades	209.2	215.8	224.3
Douglas-fir upper grades	2.5	4.4	4.7
Douglas-fir common grades	61.6	44.4	22.4
Other	6.2	7.7	0.1

Total lumber	296.9	298.7	278.5

Cogeneration power (2)	162.0	163.5	152.4

Average sales price:
Lumber: (3)
Redwood upper grades	$1,352	$1,275	$1,317
Redwood common grades	613	601	544
Douglas-fir upper grades	980	1,249	1,351
Douglas-fir common grades	408	346	342
Cogeneration power (4)	65	61	60
Net sales:
Lumber, net of discount	$179.2	$184.0	$170.4
Logs	6.1	6.5	14.4
Cogeneration power	10.8	11.4	9.4
Wood chips	3.1	3.4	2.3
Other	2.9	3.2	2.9

Total net sales	$202.1	$208.5	$199.4

Operating income (5)	$5.4	$34.5	$18.8

Loss before income taxes	$(49.3)	$(18.1)	$(33.5)

(1)	Lumber shipments are expressed in millions of board feet.
(2)	Power deliveries are expressed in thousands of megawatts.
(3)	Dollars per thousand board feet.
(4)	Dollars per megawatt.
(5)	Operating income for 2003 includes a $16.8 million gain on the sale of timberlands in the Grizzly Creek grove.

     Net Sales

     Net sales for the forest products segment in 2004 were $6.4 million below the prior year’s net sales. While total lumber shipments were only slightly lower than the prior year and prices in most categories of lumber improved, the mix of products sold continued to shift from higher-priced redwood and upper grade Douglas-fir lumber to lower-priced common grade Douglas fir, which produced an overall decline of $4.8 million in net sales of lumber. Sales of logs, power and other products, which accounted for 11.3% of the segment’s sales product mix in 2004, were down a combined $1.6 million compared to the prior year.

     The forest products segment’s net sales for 2003 increased compared to the preceding year. Lumber sales increased by $13.6 million primarily as a result of higher average sales prices for redwood common grade lumber. Although lumber shipments were higher, this improvement was unfavorably impacted by a shift in the mix of product from higher-priced redwood and upper grade Douglas-fir lumber to lower-priced common grade Douglas-fir lumber. Net sales of logs to third parties decreased $7.9 million or 55% in 2003. Sales of surplus power from Palco’s cogeneration power plant increased over the prior year due to increases in both volume and prices.

     Operating Income (Loss)

     Operating income for the forest products segment was $5.4 million in 2004, which was significantly below the prior year’s operating income of $34.5 million. The decline was primarily attributable to three factors: the decline in net sales discussed above, an increase in the per unit production cost of lumber and the 2003 gain of $16.8 million on the sale of timberlands in the Grizzly Creek grove. Per unit lumber production costs were adversely affected by the declines in harvest, which led to increased third party log purchases approximating 35.3 mmbf in 2004, as compared to 21.4 mmbf in 2003.

     The forest products segment’s operating income of $34.5 million reflected an increase of $15.7 million over 2002. Results for 2003 include the $16.8 million gain on the sale of timberlands in the Grizzly Creek grove. Although gross margins on sales of lumber increased, higher harvesting costs per unit limited the improvement to $2.4 million. Gross margins from cogeneration power increased $1.7 million, which was more than offset by a decline of $3.2 million on log sales. Selling, general and administrative expenses increased $3.9 million, primarily due to increases in salaries and benefits, severance costs, expenses associated with a public relations campaign by Palco, and costs related to various legal matters.

     Loss Before Income Taxes

     The loss before income taxes increased $31.2 million in 2004 compared to 2003, primarily due to the decreases in operating results discussed above. In addition, earnings on cash, cash equivalents and other investments declined due to lower investment balances and lower returns during 2004 versus 2003. The declines on returns on investment funds was partially offset by a decrease in interest expense.

     The loss before income taxes decreased $15.4 million in 2003 compared to 2002. The decrease was principally attributable to the increase in operating income discussed above. Investment, interest and other income (expense) and interest expense for 2003 were comparable to 2002.

Real Estate Operations

     Industry Overview and Selected Operational Data

     The Company, principally through its wholly owned subsidiaries and joint ventures, invests in and develops residential and commercial real estate, primarily in Arizona, California, Puerto Rico, and Texas. The following table presents selected operational and financial information for the years ended December 31, 2004, 2003 and 2002, respectively, for the Company’s real estate operations.

	Years Ended December 31,
	2004	2003	2002
	(In millions of dollars)
Net sales:
Real estate:
Fountain Hills	$12.7	$19.3	$8.7
Mirada	16.1	5.3	0.2
Palmas	30.9	16.3	14.2
Other	—	8.8	1.5

Total	59.7	49.7	24.6

Resort, commercial and other:
Fountain Hills	6.7	4.0	3.7
Mirada	0.1	0.3	—
Palmas	10.9	8.2	11.1
Commercial lease properties	17.2	15.9	9.3
Other	0.2	0.2	0.2

Total	35.1	28.6	24.3

Total net sales	$94.8	$78.3	$48.9

Operating income (loss):
Fountain Hills	$4.1	$9.8	$0.1
Mirada	6.0	—	(1.9)
Palmas	13.3	(5.4)	(2.1)
Commercial lease properties	7.2	5.9	3.4
Other	(0.9)	6.8	0.3

Total operating income (loss)	$29.7	$17.1	$(0.2)

Investment, interest and other income (expense), net:
Equity in earnings from real estate joint ventures	$2.8	$0.7	$2.5
Other	5.3	5.2	3.7

	$8.1	$5.9	$6.2

Income (loss) before income taxes	$19.5	$4.1	$(7.2)

     Net Sales

     Net sales for the real estate segment include: revenues from sales of developed lots, bulk acreage and other real property associated with the Company’s real estate developments; revenues from resort and other commercial operations conducted at these real estate developments; and lease revenues from a number of commercial properties.

     Net sales for the real estate segment increased $16.5 million in 2004 from the year ago period, largely driven by acreage sales at Palmas del Mar and Mirada, an increase in lot sales at Fountain Hills and Mirada, and increases in net sales from commercial operations at Palmas del Mar and Fountain Hills. Acreage sales at Fountain Hills declined between periods, and Other net sales in 2003 included $8.8 million from the sale of a parcel of real estate in Lake Havasu, Arizona.

     Net sales for the real estate segment increased $29.4 million in 2003 from the prior year. Real estate sales at Fountain Hills increased $10.6 million over 2002 to $19.3 million for 2003 due to an increase in acreage and commercial lot sales, while revenues from lot sales at Mirada increased $5.1 million over the prior year to $5.3 million for 2003. The $8.8 million sale of the Lake Havasu parcel during 2003 also contributed to the improvement in net sales. In addition, the Company’s commercial lease properties (several of which were acquired in the fourth quarter of 2002) had sales of $15.9 million, an increase of $6.6 million over the prior year. Real estate sales at Palmas increased slightly in 2003; however, this was more than offset by a decline in resort and commercial operations at Palmas, which was due in large part to closure of the Company’s casino facility at Palmas in March 2003 (see Note 3).

     Operating Income (Loss)

     Operating results increased by $12.6 million for 2004 versus 2003 primarily due to increased sales as discussed above. In addition, operating results for 2003 include a $1.4 million charge to recognize the impairment of Palmas’

casino assets related to the foreclosure of a hotel which was owned and operated by a third party from whom the casino leased space.

     The increase in the real estate segment’s operating results from 2002 to 2003 was due largely to the increase in sales discussed above.

     Income (Loss) Before Income Taxes

     The segment’s income before income taxes increased by $15.4 million for 2004 versus 2003, due to the higher operating results discussed above, as well as an increase in equity earnings from FireRock, LLC.

     Income (loss) before income taxes increased $11.3 million in 2003 compared to 2002 due to the impact of the improved operating results discussed above. Interest expense increased $5.7 million in 2003 compared to 2002, primarily due to increased borrowings used to fund the acquisition of several commercial lease properties in late 2002.

Racing Operations

     Industry Overview and Selected Operational Data

     The Company indirectly owns SHRP, Ltd., a Texas limited partnership that owns and operates Sam Houston Race Park, a Class 1 horse racing facility in Houston, Texas, and Valley Race Park, a greyhound racing facility located in Harlingen, Texas. Results of operations between quarterly periods are generally not comparable for this segment due to the timing, varying lengths and types of racing meets held. Historically, Sam Houston Race Park and Valley Race Park have derived a significant amount of their annual pari-mutuel commissions from live racing and simulcasting. Pari-mutuel commissions have typically been highest during the first and fourth quarters of the year, the time during which Sam Houston Race Park and Valley Race Park have historically conducted live thoroughbred and greyhound racing, respectively. However, for 2004 only, Sam Houston Race Park was granted 40 additional live race days.

     The following table presents selected operational and financial information for the years ended December 31, 2004, 2003 and 2002, respectively, for the Company’s racing operations.

	Years Ended December 31,
	2004	2003	2002
	(In millions of dollars)
Number of live racing days:
Sam Houston Race Park	167	127	126
Valley Race Park	110	110	110

Handle:
Sam Houston Race Park:
On-track handle	$137.0	$134.2	$146.3
Off-track handle	173.7	173.4	188.9

Total	$310.7	$307.6	$335.2

Valley Race Park:
On-track handle	$19.4	$20.0	$22.3
Off-track handle	3.6	4.0	3.7

Total	$23.0	$24.0	$26.0

Net sales:
Sam Houston Race Park:
Gross pari-mutuel commissions	$34.9	$34.5	$37.3
Other revenues	10.0	9.4	8.9

Total	44.9	43.9	46.2

Valley Race Park:
Gross pari-mutuel commissions.	4.6	4.7	5.2
Other revenues	1.1	1.2	1.3

Total	5.7	5.9	6.5

Total net sales	$50.6	$49.8	$52.7

Operating income (loss):
Sam Houston Race Park	$(2.1)	$(1.2)	$0.7
Valley Race Park	(1.0)	(0.7)	(0.3)

Total operating income (loss)	$(3.1)	$(1.9)	$0.4

Income (loss) before income taxes	$(3.1)	$(1.7)	$0.4

     Net Sales

     Net sales for the racing segment for 2004 increased by $0.8 million compared to the prior year due primarily to 40 more live racing days at Sam Houston Race Park. Net sales for Valley Race Park for 2004 were comparable to the prior year. Average daily attendance declined at both race parks.

     Net sales for the Company’s racing segment totaled $49.8 million for 2003, a decrease of $2.9 million from the previous year. While the number of live and simulcast racing days for 2003 was comparable to 2002, the segment’s overall average daily attendance at both Sam Houston Race Park and Valley Race Park declined for 2003. This negatively impacted pari-mutuel commissions.

     Operating Income (Loss)

     Despite an increase in net sales for 2004, the operating loss for the segment increased versus the prior year primarily due to higher costs of sales and operations. The increase in costs of sales and operations was due to the increase in live racing days during the year, which led to higher utility, payroll and other operating expenses.

     Operating results decreased by $2.3 million in 2003. The major reasons for the decrease were the lower net sales discussed above, in addition to the impact of a $1.1 million increase in operating expenses. The increase in operating expenses was largely driven by an increase in selling, general and administrative expenses including costs associated with legislative efforts.

     Income Before Income Taxes

     The decrease in income before income taxes for this segment for 2004 as compared to 2003, as well as the decrease in income before income taxes for 2003 versus 2002, are both attributable to the operating losses discussed above.

Other Items Not Directly Related to Industry Segments

	Years Ended December 31,
	2004	2003	2002
	(In millions)
Operating loss	$(17.7)	$(8.3)	$(10.5)
Income (loss) before income taxes	(14.0)	5.1	(10.7)

     Operating Loss

     The operating losses represent corporate general and administrative expenses that are not attributable to the Company’s industry segments. For 2004, such losses include $1.9 million related to an accrual for an environmental matter discussed under “Other Matters” in Note 12. In addition to this accrual, results for 2004 include $6.1 million related to an increase in stock-based compensation expense, which is adjusted as the market value of the Company’s Common Stock changes and as awards vest. The decrease in the operating loss in 2003 versus 2002 was primarily due to certain general and administrative expenses incurred in 2002 as a result of Kaiser’s Chapter 11 filing (see Note 1). The operating loss for 2002 also included severance and moving expenses incurred as a result of reduction in Corporate staff and office space.

     Income (Loss) Before Income Taxes

     Income (loss) before income taxes includes operating losses, investment, interest and other income (expense) and interest expense, that are not attributable to the Company’s industry segments. Results for 2003 include income related to an $8.0 million reimbursement from an insurer for certain costs incurred in connection with the OTS and FDIC actions (see Note 12). The loss before income taxes for 2002 includes interest expense of $8.1 million attributable to the MGHI Notes which were extinguished in December of 2002.

Provision for Income Taxes

     The Company generated a loss before income taxes of $46.9 million for 2004; however, the Company has recorded no tax benefit associated with the loss for the period. The benefit for income taxes of $0.3 million reflected in the Consolidated Statement of Operations consists principally of state taxes. Each period, the Company evaluates the appropriate factors in determining the realizability of the deferred tax assets attributable to losses and credits generated in the current period and those being carried forward. These factors are discussed further in Note 9. Based on this evaluation, the Company provided full valuation allowances with respect to the deferred tax assets attributable to losses and credits generated during 2004. These valuation allowances were in addition to the valuation allowances which were provided in prior years.

Financial Condition and Investing and Financing Activities

     This section contains statements which constitute “forward-looking statements” within the meaning of the PSLRA. See this section and Item 1. “Business—General” for cautionary information with respect to such forward-looking statements.

Overview

     The Company conducts its operations primarily through its subsidiaries. Creditors of subsidiaries of the Company have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the Company. Certain of the Company’s subsidiaries, principally Palco and Scotia LLC, are restricted by their various debt instruments as to the amount of funds that can be paid in the form of dividends or loaned to affiliates. Scotia LLC is highly leveraged and has significant debt service requirements (see Note 1). “MAXXAM Parent” is used in this section to refer to the Company on a stand-alone basis without its subsidiaries.

Cash Flow

     Operating Activities

     Net cash provided by operating activities of $29.0 million for the year ended December 31, 2004, principally reflects net loss (after adding back depreciation, depletion, amortization and other reconciling items, totaling $2.9 million), in addition to a $4.4 million decrease in inventories, a $5.6 million decrease in long-term assets (primarily real estate), and a $12.1 million increase in long-term liabilities (primarily attributable to increases in deferred sales revenue at Fountain Hills of $6.6 million, increases in membership deposits at Palmas of $2.2 million, and increases in pension liabilities of $2.3 million related to the Company’s defined benefit pension plans).

     Net cash provided by operating activities of $15.3 million for the year ended December 31, 2003, principally reflects net loss (after adding back depreciation, depletion, amortization and other reconciling items, totaling $6.9 million), a $4.4 million decrease in inventories, a $1.8 million decrease in long-term assets and an $8.0 million increase in long-term liabilities, offset by net changes to other working capital accounts totaling $5.1 million.

     Investing Activities

     Net cash used for investing activities of $26.2 million for the year ended December 31, 2004, principally reflects capital expenditures of $32.7 million, $20.5 million of which were related to Palco’s new sawmill project, offset by proceeds from the sale of marketable securities and other short-term investments of $5.8 million.

     Net cash used for investing activities of $0.8 million for the year ended December 31, 2003, principally reflects capital expenditures of $23.8 million, partly offset by proceeds from the sale of timberlands and other assets of $22.5 million.

     Financing Activities

     Net cash provided by financing activities of $4.8 million for the year ended December 31, 2004, principally reflects net borrowings on the Scotia LLC and Palco lines of credit of $18.2 million and $13.1 million, respectively, as well as borrowings on real estate credit facilities of $5.3 million, offset by repayments on real estate credit facilities of $25.7 million (principally related to the Mirada development) and principal payments on and repurchases of Timber Notes, net of restricted cash withdrawals, of $5.3 million.

     Net cash used for financing activities of $22.5 million for the year ended December 31, 2003, principally reflects repayments on real estate credit facilities of $11.1 million, treasury stock purchases of $9.0 million, principal payments on and repurchases of Timber Notes, net of restricted cash withdrawals, of $5.1 million, offset by proceeds from borrowings on credit facilities (primarily real estate) of $2.9 million.

MAXXAM Parent

     MAXXAM Parent and MGHI own the 50,000,000 Kaiser Shares, representing an approximate 63% interest in Kaiser. As a result of the Cases, the value of Kaiser common stock has declined substantially, and the market value of the Kaiser Shares based on the price per share quoted at the close of business on March 1, 2005, was $4.5 million. There can be no assurance that such value would be realized should the Kaiser Shares be sold, and it is likely that the Company’s ownership interest in Kaiser will be cancelled without consideration. Disposition of the Kaiser Shares is restricted under an agreement among Kaiser, MAXXAM Parent and MGHI. See also Notes 1 and 11.

     MAXXAM Parent expects that its general and administrative costs, net of cost reimbursements from subsidiaries will range from $7.0 million to $9.0 million for the next year. There can be no assurance, however, that MAXXAM Parent’s cash requirements for its corporate, general and administrative expenses will not increase.

     Although there are no restrictions on the Company’s ability to pay dividends on its capital stock, the Company has not paid any dividends for a number of years and has no present intention to do so.

     MAXXAM Parent believes that its existing resources will be sufficient to fund its working capital requirements for the next year. With respect to long-term liquidity, MAXXAM Parent believes that its existing cash and cash resources, together with distributions from the real estate segment, should be sufficient to meet its working capital requirements. However, there can be no assurance that this will be the case. See “—Forest Products Operations” below regarding potential adverse impacts upon MAXXAM Parent as a result of the liquidity issues being experienced by Palco and Scotia LLC.

Forest Products Operations

     Substantially all of MGI’s consolidated assets are owned by Palco, and a significant portion of Palco’s consolidated assets are owned by Scotia LLC. The holders of the Timber Notes have priority over the claims of creditors of Palco with respect to the assets and cash flows of Scotia LLC. The Palco Credit Agreement (described below) contains certain restrictive covenants which effectively preclude the distribution of funds from Palco to MGI.

     Regulatory and environmental matters as well as certain pending legal matters play a significant role in the Company’s forest products operations. See Item 1. “Business—Forest Products Operations—Regulatory and Environmental Factors” and Note 12 for discussion of these matters. Regulatory compliance and related litigation have caused and may continue to cause delays in approval of Scotia LLC’s THPs and delays in harvesting on its THPs once they are approved. This has resulted and may continue to result in a decline in harvest, an increase in the cost of logging operations, and increased costs related to timber harvest litigation.

     As discussed in Item 1. “Business—Forest Products Operations—Regulatory and Environmental Factors—Water Quality,” the North Coast Water Board is requiring Palco and Scotia LLC to apply various waste discharge reporting, mitigation and erosion control requirements in respect of timber harvesting activities in several watersheds, and may impose additional measures in the future. The North Coast Water Board in December 2003 directed its staff to formulate WWDRs for the Freshwater and Elk River watersheds. These requirements have not yet been formulated, and the North Coast Water Board has failed to release for harvest a number of THPs already approved by the other government agencies which review Scotia LLC’s THPs.

     The failure of the North Coast Water Board to release these THPs for harvest has adversely impacted the cash flows of both Palco and Scotia LLC. Scotia LLC estimates that, without the prompt release of a substantial portion of these THPs, its cash flows from operations, together with funds available under the Scotia LLC Line of Credit described below, will be inadequate to pay the entire amount of interest due on the July 20, 2005 Timber Notes payment date, which would constitute an event of default under the Timber Notes Indenture. Palco is in default under the Palco Credit Agreement described below and estimates that, without the prompt release of a substantial portion of these THPs and necessary amendments to the Palco Credit Agreement, its cash flow from operations, together with funds available under the Palco Credit Agreement, will not provide sufficient liquidity to fund its current level of operations. Palco and Scotia LLC are continuing efforts to obtain the clearance of the North Coast Water Board of sufficient THPs. Palco has received a limited waiver of the default through March 18, 2005, from the lender under the Palco Credit Agreement and is seeking a more permanent solution to the default. There can be no assurance that these efforts with the North Coast Water Board and the lender under the Palco Credit Agreement will be successful.

     In the event of a failure to pay interest on the Timber Notes in full when due, the Trustee or the holders of at least 25% of the aggregate outstanding principal amount of the Timber Notes may cause all principal, interest and other amounts related to the Timber Notes to become immediately due and payable. Also, in the event of a failure by Palco or Scotia LLC to perform its respective covenants or agreements under the Master Purchase Agreement or by Palco to perform its covenants or agreements under the Services Agreement that continues for 30 days after notice from the Trustee or the holders of 25% or more of the outstanding principal amount of the Timber Notes, the holders of a majority of the aggregate outstanding principal amount of the Timber Notes may cause all principal, interest and other amounts related to the Timber Notes to become immediately due and payable. In the event of any such acceleration, the Agent under the Scotia LLC Line of Credit may also accelerate the advances then outstanding thereunder. If such accelerations of Timber Notes and/or advances under the Scotia LLC Line of Credit occur, the Trustee may exercise all rights under the Timber Notes Indenture and related security documents, including applying funds to pay accelerated amounts, and selling the Scotia LLC Timberlands and other assets and using the proceeds thereof to pay accelerated amounts. In the event that Scotia LLC were to seek protection by filing under the Bankruptcy Code, all amounts related to the Timber Notes would become immediately due and payable under the Timber Notes Indenture and all advances under the Scotia LLC Line of Credit agreement could be accelerated. The foregoing rights of the Trustee and holders of Timber Notes are subject to the rights of Scotia LLC under the Bankruptcy Code.

     Without an extension of the limited waiver of Palco’s default under the Palco Credit Agreement and a restructuring or replacement of that facility, Palco’s lender may take any of the following actions: reduce the amount of funds available to Palco for borrowing; refuse to make new loans to or issue new letters of credit for the benefit of Palco; declare any or all loans and other amounts owed under the agreement to be immediately due and payable; require Palco to cash collateralize all outstanding letters of credit; or pursue its other rights and remedies under the Palco Credit Agreement and related security agreements. The existence of the default also requires Palco to pay interest on amounts borrowed under the Palco Credit Agreement at a per annum rate 2% higher than the rate at which interest would be owed if no default existed. If any acceleration under the Palco Credit Agreement occurs, then the agent for the lender may exercise all rights under that agreement and related security documents, including selling Palco’s assets and using the proceeds thereof to pay the accelerated amounts. In the event that Palco were to seek protection by filing under the Bankruptcy Code, all loans and other amounts owed under the Palco Credit Agreement would become immediately due and payable. The foregoing rights of the lender under the Palco Credit Agreement are subject to the rights of Palco under the Bankruptcy Code.

     In the event of a Scotia LLC default or a Palco liquidity shortfall, whether resulting from a failure to extend the limited waiver past March 18, 2005, any action described above taken by Palco’s lender, or otherwise, Palco and Scotia LLC could be forced to take extraordinary actions, which may include: reducing expenditures by laying off employees and shutting down various operations; seeking other sources of liquidity, such as from asset sales; and considering seeking protection by filing under the Bankruptcy Code.

     On December 8, 2004, Standard & Poor’s Ratings Services (“S&P”) lowered Palco’s credit rating from B- to CCC+. As a result, Palco may be required to post a security deposit for workers compensation liabilities in July 2005, in an amount that has not been determined but that could be material to Palco’s liquidity, capital resources, and results of operations. If improvements in Palco’s liquidity, capital resources, and results of operations produce an upward revision in Palco’s credit rating, or if a waiver of this requirement is allowed under applicable law, then posting of such a security deposit may not be necessary. Palco management is in the process of evaluating the potential amount of such a security deposit, if required. There can be no assurance that such a security deposit will not be required or that, if required, the amount will not be material. Palco management is also evaluating whether other potential obligations or unanticipated adverse financial reports may result from the S&P credit action described above.

     The liquidity issues being experienced by Palco and Scotia LLC could result in claims against and could have adverse impacts on MAXXAM Parent, MGHI and/or MGI. For example, under ERISA law, were Palco to terminate its pension plan, MAXXAM Parent and its wholly owned subsidiaries would be jointly and severally liable for any unfunded pension plan obligations. The unfunded obligation attributable to Palco’s pension plan as of December 31, 2004 is estimated to have been in the range of approximately $35 million based upon current annuity placement interest rate assumptions. In addition, it is possible that certain transactions could be entered into in connection with a potential restructuring or reorganization of Palco or Scotia LLC, such as a sale of all or a portion of the equity ownership in Palco and/or Scotia LLC, a sale of a substantial portion of Palco’s and/or Scotia LLC’s assets and/or a cancellation of some or all of Palco’s and/or Scotia LLC’s indebtedness, which could require the utilization of all or a substantial portion of, or the loss of significant portion of, the Company’s net operating losses for federal and state income tax purposes and could require tax payments.

     In addition, there can be no assurance that certain other pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, adverse weather conditions, or low lumber or log prices, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity. See Item 1. “Business—Forest Products Operations—Regulatory and Environmental Factors,” Item 3. “Legal Proceedings” and Note 12 for further information regarding regulatory and legislative matters and legal proceedings relating to the Company’s forest products operations.

     The Scotia LLC Line of Credit allows Scotia LLC to borrow up to one year’s interest on the Timber Notes (the “Scotia LLC Line of Credit”). On June 20, 2003, the Scotia LLC Line of Credit was extended to July 7, 2006. At or near the completion of such extension, Scotia LLC intends to request that the Scotia LLC Line of Credit be extended for an additional period of not less than 364 days. If not extended, Scotia LLC may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the Aggregate Minimum Principal Amortization Amount, as defined, then due), commencing approximately two and one-half years following the date of the draw. At December 31, 2004, Scotia LLC could have borrowed a maximum of $57.1 million under the Scotia LLC Line of Credit, and there were $18.2 million in borrowings outstanding under the facility. At January 31, 2005, the maximum availability under the Scotia LLC Line of Credit was $55.9 million, and there were $45.9 million in borrowings outstanding under this facility.

     On the note payment date in January 2004, Scotia LLC had $4.1 million set aside in the note payment account to pay the $27.2 million of interest due (net of $2.0 million of additional interest due in respect of Timber Notes held by Scotia LLC). The funds available under the Scotia LLC Line of Credit were used to pay the remaining $23.1 million of interest due. Scotia LLC repaid $12.7 million of principal on the Timber Notes (an amount equal to Scheduled Amortization, as set forth in the Timber Notes Indenture (“Scheduled Amortization”)) using funds held in the Scheduled Amortization Reserve Account, a reserve account used to support principal payments on the Timber Notes (“SAR Account”).

     On the note payment date in July 2004, Scotia LLC used $26.6 million (net of $2.1 million of additional interest due in respect of Timber Notes held by Scotia LLC) of the funds available under the Scotia LLC Line of Credit to pay the entire $26.6 million of interest due. Scotia LLC repaid $4.5 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

     On the note payment date in January 2005, Scotia LLC used $26.3 million (net of $2.2 million of additional interest due in respect of Timber Notes held by Scotia LLC) of the funds available under the Scotia LLC Line of Credit to pay the entire $26.3 million of interest due. Scotia LLC repaid $10.6 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

     With respect to the note payment date in July 2005, as a result of the matters discussed above, Scotia LLC may not have adequate funds available under the Scotia LLC Line of Credit to pay the entire $25.9 million of interest which will be due (net of $2.0 million of additional interest which would be due in respect of Timber Notes held by Scotia LLC). Should this occur, Scotia LLC would be in default under the Timber Notes Indenture. Should a default not occur, Scotia LLC anticipates paying the $5.0 million of principal due on the Timber Notes (an amount equal to Scheduled Amortization) by using funds held in the SAR Account.

     During 2004, $10.9 million of funds from the SAR Account were used to repurchase $11.0 million principal amount of Timber Notes, as permitted under the Timber Notes Indenture, resulting in a loss of $0.3 million (net of unamortized deferred financing costs) on the repurchase of debt.

     Due to its highly leveraged condition, Scotia LLC is more sensitive than less leveraged companies to factors affecting its operations, including low log prices, governmental regulation and litigation affecting its timber harvesting practices (see “—Results of Operations—Forest Products Operations” above and Note 12), and general economic conditions. Scotia LLC’s cash flows from operations are significantly impacted by harvest volumes and log prices. The Master Purchase Agreement between Scotia LLC and Palco (see Item 1. “Business—Forest Products Operations—Relationships among the Palco Companies”) contemplates that all sales of logs by Scotia LLC to Palco will be at fair market value (based on stumpage prices) for each species and category of timber. The Master Purchase

Agreement provides that if the purchase price equals or exceeds the “SBE Price” and a structuring price set forth in a schedule to the Timber Notes Indenture, the purchase price is deemed to be at fair market value. If the purchase price equals or exceeds the SBE Price, but is less than the structuring price, then Scotia LLC is required to engage an independent forestry consultant to confirm that the purchase price reflects fair market value.

     In December 2004, the State Board of Equalization adopted the new Harvest Value Schedule for the first half of 2005. The prices published in that schedule reflected a 14.3% increase in the SBE Price for small redwood logs and a 12.5% increase for small Douglas-fir logs from the prices published for the second half of 2004.

     On January 27, 2005, S&P announced that it was placing its ratings on all classes of Timber Notes on CreditWatch with negative implications. S&P indicated that the CreditWatch placements reflected Palco’s difficulties in obtaining approval from the North Coast Water Board to move forward with harvesting related to certain THPs. S&P also indicated that any additional delays in the ability to harvest on the Scotia LLC Timberlands (and the inability to generate adequate revenue) could put into question whether Scotia LLC will have sufficient funds to make payment of full and timely interest on the July 2005 Timber Notes note payment date. In addition, on February 7, 2005, Moody’s Investors Services lowered the ratings on all classes of the Timber Notes, reflecting concerns over continued weak cash flow from timber operations due to difficulties in obtaining approval of THPs. The rating on the Class A-1 Timber Notes was lowered from A1 to Baa2; the rating on the Class A-2 Timber Notes was lowered from A3 to Baa3; and the rating on the Class A-3 Timber Notes was lowered from Baa2 to Ba1. All three ratings will remain on review for possible downgrade, as Moody’s noted that there is some risk that there will be insufficient cash to make full payment of interest on the July 2005 note payment date.

     On January 23, 2004, Palco entered into an asset-based credit agreement with a bank (the “Palco Credit Agreement”). This agreement provides for a three-year revolving facility after which Palco may request a one-year extension. Borrowings under the agreement bear interest at rates based upon (and at variable margins above) LIBOR or the prime rate, and are secured by the substantial portion of Palco’s assets. Effective February 22, 2005, the Palco Credit Agreement was amended by, among other things: reducing the maximum amount of potential borrowings from $35.0 million to $30.0 million; decreasing the borrowing base reserve by $2.0 million (and thereby increasing the amount able to be borrowed by the same amount); and requiring more frequent submissions of borrowing base certificates. At December 31, 2004, $13.1 million in borrowings and $0.3 million in letters of credit were outstanding under the Palco Credit Agreement. In accordance with the agreement, Palco is required to maintain a certain base level of borrowings through February 12, 2005, based on certain collateral balances. Palco is required to meet certain quarterly earnings thresholds under a covenant of the Palco Credit Agreement. As of December 31, 2004, Palco was not in compliance with this covenant.

     Capital expenditures have been made during the past three years to improve production efficiency and reduce operating costs. In April 2004, Palco commenced a mill improvement project, including construction of a new sawmill in Scotia, California. The project is expected to cost $27.3 million ($20.5 million of which was expended in 2004) with the last phase scheduled for completion in the third quarter of 2005. Funds for this project are being provided from existing cash resources and borrowings under the Palco Credit Agreement. Palco believes that the new mill will improve annual results from operations by at least $20.0 million, assuming an adequate supply of logs. As part of the project, equipment from Palco’s Carlotta mill is in the process of being moved to the new mill in Scotia, and the Carlotta mill was permanently closed. The Carlotta mill and other equipment would be used to process large diameter logs. Completion of this project is, however, subject to successful resolution of the liquidity problems being experienced by Palco. Management is considering alternative uses for the Carlotta property. Capital expenditures, excluding expenditures for the new sawmill and for timberlands, are estimated to be between $5.0 million and $7.0 million for 2005. Subject to available resources, Palco and Scotia LLC may purchase additional timberlands from time to time as appropriate opportunities arise.

     The Company estimates that funding requirements for pension benefits for 2005 will range from $2.2 million to $2.4 million. Palco’s share of these amounts ranges from $1.6 million to $1.8 million.

     Palco will require funds available under the Palco Credit Agreement in order to meet its working capital and capital expenditure requirements for the next year. Palco’s ability to meet such requirements could be adversely affected should Palco be unsuccessful in its efforts to obtain a more permanent solution to the default discussed above. Furthermore, Palco’s cash flows from operations may be adversely affected by diminished availability of logs from Scotia LLC, lower lumber prices, adverse weather conditions, pending legal, regulatory and environmental matters or increased funding requirements for its pension plan. See “—Results of Operations—Forest Products Operations” above, as well as Note 12, for discussion of the regulatory, environmental and legal matters affecting harvest levels and operating costs.

     With respect to long-term liquidity, until such time as Palco has adequate cash flows from operations and/or dividends from Scotia LLC, there can be no assurance that Palco will be able to meet its working capital, capital expenditures and debt service obligations. Liquidity, capital resources and results of operations in the long-term may continue to be adversely affected by the same factors affecting short-term cash flows from operations, as discussed above.

Real Estate Operations

     Capital expenditures and real estate improvements and development costs are expected to be approximately $32.0 million to $33.0 million in 2005. The Company expects that these expenditures will be funded by existing cash and available credit facilities.

     The Company believes that the existing cash and credit facilities of its real estate subsidiaries are sufficient to fund the working capital and capital expenditure requirements of such subsidiaries for 2005. With respect to the long-term liquidity of such subsidiaries, the Company believes that their ability to generate cash from the sale of their existing real estate, together with their ability to obtain financing and joint venture partners, should provide sufficient funds to meet their working capital and capital expenditure requirements. PDMPI and its subsidiaries, however, have required advances from MAXXAM Parent in prior years to fund their operations, and PDMPI may require such advances in the future.

Racing Operations

     Capital expenditures and investments in new ventures are expected to be between $2.0 million and $2.5 million in 2005.

     Subsequent to December 31, 2004, SHRP, Ltd. borrowed $4.5 million from MAXXAM Parent to fund its 2005 capital expenditures and improve its working capital position. SHRP, Ltd.’s management expects that SHRP, Ltd. will require additional advances from MAXXAM Parent to fund its operations and capital expenditures in the future. SHRP, Ltd. is experiencing strong competition from internet wagering and “racinos” in surrounding states. These factors will also play a role in SHRP, Ltd.’s long-term liquidity.

Kaiser’s Operations

     As a result of the filing of the Cases, claims against the Debtors for principal and accrued interest on secured and unsecured indebtedness existing on the Filing Date are stayed while the Debtors continue business operations as debtors-in-possession, subject to the control and supervision of the Court. At this time, it is not possible to predict the effect of the Cases on the businesses of the Debtors. With respect to the Company’s interest in Kaiser, the Debtors have indicated that the equity of Kaiser’s stockholders will likely be cancelled without consideration. See Note 11 for further information.

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet financing, other than operating leases entered into in the normal course of business and disclosed below, or unconsolidated special purpose entities. The Company does not use derivatives for any of its treasury or risk management activities.

Contractual Obligations

     The following table presents information with respect to the Company’s contractual obligations as of December 31, 2004 (in millions).

	Payments Due by Period
		Less than 1	2-3	4-5	More than
Contractual Obligations	Total	Year	Years	Years	5 Years
Long-term debt obligations(1)	$932.2	$20.2	$53.7	$55.5	$802.8
Interest due on long-term debt obligations (2)	659.6	68.6	133.1	125.3	332.6
Operating lease obligations	13.4	3.3	5.4	2.6	2.1
Purchase obligations(3)	—	—	—	—	—
Other long-term liabilities reflected on the Company’s balance sheet(4)(5)(6)(7)	8.1	3.6	0.8	3.7	—

Total	$1,613.3	$95.7	$193.0	$187.1	$1,137.5

(1)	Includes capital lease obligations of $1.2 million as of December 31, 2004.
(2)	Interest due on long-term debt obligations is net of additional interest due in respect of Timber Notes held by the Company.
(3)	Excludes $1.5 million in 2005 under a contract entered into in 2004 for completion of Palco’s new sawmill project. Also excludes ordinary course of business purchase orders.
(4)	Excludes expected funding for pension benefits for 2005 and subsequent years. Expected funding requirements for pension benefits for 2005 range from $2.2 million to $2.4 million. Funding requirements for pension benefits after 2005 are excluded due to the significant variability in the assumptions required to project the timing of future cash payments. Also excluded are reserves for litigation, environmental remediation, self-insurance claims, and other contingent liabilities due to uncertainty as to when cash payments will be required.
(5)	Includes $0.4 million in 2005 and $1.6 million in 2008 for PDMPI’s cost sharing agreement with the Puerto Rico Power Authority for the construction of an electrical substation that will provide capacity to new projects within PDMPI.
(6)	Includes $0.4 million in 2005 and $2.1 million in 2008 under the terms of various executive compensation agreements.
(7)	Includes $2.8 million in 2005, $0.4 million in 2006, and $0.4 million in 2007 for contractual amounts owed under agreements with various professional services firms (principally audit and tax compliance fees).

Trends

     Real Estate Operations

     PDMPI is considering various alternatives to accelerate sales of its remaining 1,130 acres of undeveloped land as well as disposition of other assets. In connection with this, PDMPI has retained and is in the process of working with an agent to assist in its efforts to solicit developer and investor interest in acquiring such acreage and other assets. No assurance can be given that these efforts will be successful.

     Racing Operations

     The Texas legislature convenes its regular session every other year. It is expected that this body will, during its January to June 2005 regular session, consider measures to enhance state revenues through additional forms of gaming such as video lottery terminals at existing horse and dog racing tracks, gaming on Indian reservations, and full casinos. The Company will vigorously pursue any such legislation that is favorable to it. As any legislation expanding gaming in Texas would likely require the approval of two-thirds of each legislative house and a majority of the state’s voters, no assurance can be given that any such legislation will be enacted or become effective. Moreover, it is not possible to determine what the provisions of any such legislation will be or its effect on the Company.

     Critical Accounting Policies and Estimates

     This section contains statements which constitute “forward-looking statements” within the meaning of the PSLRA. See Item 1. “Business—General” and below for cautionary information with respect to such forward-looking statements.

     The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company re-evaluates its estimates and judgments on a regular, ongoing basis. Actual results may differ from these estimates due to changed circumstances and conditions.

     The following accounting policies and estimates are considered critical in light of the potentially material impact that the estimates, judgments and uncertainties affecting the application of these policies might have on the Company’s reported financial information.

     Principles of Consolidation–Deconsolidation of Kaiser

     Under generally accepted accounting principles for entities consolidated through voting interests, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these principles, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner. As discussed under “—Results of Operations—Consolidated Operations—Deconsolidation of Kaiser,” on February 12, 2002, Kaiser and certain of its subsidiaries filed for reorganization under Chapter 11 of the Bankruptcy Code. As a result, the Company deconsolidated Kaiser’s financial results beginning February 12, 2002, and began reporting its investment in Kaiser using the cost method.

     Through February 11, 2002, under generally accepted principles of consolidation, the Company had recognized losses in excess of its investment in Kaiser of $516.2 million. Since Kaiser’s results are no longer consolidated and the Company believes that it is not probable that it will be obligated to fund losses related to its investment in Kaiser, any adjustments reflected in Kaiser’s financial statements subsequent to February 12, 2002 (relating to the recoverability and classification of recorded asset amounts and classification of liabilities or the effects on existing stockholders’ deficit, as well as adjustments made to Kaiser’s financial information for loss contingencies and other matters), are not expected to affect the Company’s financial results.

     The Company expects to consider reversal of these losses when either: (1) Kaiser’s bankruptcy is resolved and the amount of the Company’s remaining investment in Kaiser is determined or (2) the Company disposes of the Kaiser Shares. Accordingly, these consolidated financial statements do not reflect any adjustments related to the deconsolidation of Kaiser other than presenting the Company’s investment in Kaiser using the cost method, which reflects the investment as a single amount on its balance sheet, and discontinuing the recording of earnings or losses from Kaiser after February 11, 2002. When either of the events described above occurs, the Company will re-evaluate the appropriate accounting treatment of its investment in Kaiser based upon the facts and circumstances at such time. The Debtors have indicated that the equity of Kaiser’s stockholders, including the Company, will likely be cancelled without consideration as a result of Kaiser’s plan of reorganization.

     Loss Contingencies

     The Company is involved in various claims, lawsuits, environmental matters and other proceedings discussed in Note 12. Such matters involve uncertainty as to possible losses the Company may ultimately realize when one or more future events occur or fail to occur. The Company accrues and charges to income estimated losses from contingencies when it is probable (at the balance sheet date) that an asset has been impaired or liability incurred and the amount of loss can be reasonably estimated. Differences between estimates recorded and actual amounts determined in subsequent periods are treated as changes in accounting estimates (i.e., they are reflected in the financial statements in the period in which they are determined to be losses, with no retroactive restatement).

     The Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsel, the outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative and regulatory developments, and other factors. For larger environmental matters, the Company estimates the losses using estimates prepared by third party experts and the advice of internal and external counsel. Risks and uncertainties are inherent with respect to the ultimate outcome of litigation and environmental contingencies. See Notes 3 and 12 for further discussion of the Company’s material legal and environmental contingencies.

     Income Taxes

     The Company accrues and charges to income estimated taxes when it is probable (at the balance sheet date) that a liability has been incurred and the amount of the liability can be reasonably estimated, including situations in which the Company has and has not received tax assessments from the relevant taxing authority. Taxes are provided in those instances where the Company considers it probable that additional tax may be due in excess of amounts reflected in our tax returns as filed. The Company believes amounts currently provided for any such potential assessments will not be settled within the next twelve months and settlement of such amounts would not have a significant impact on the Company’s consolidated financial position, results of operations and/or liquidity. See Note 9 for further discussion of the Company’s income taxes.

     Deferred Tax Asset Valuation Allowances

     As of December 31, 2004, the Company had $76.8 million of deferred tax assets (net of $78.3 million in valuation allowances) and $70.8 million of deferred tax liabilities. The deferred tax assets and liabilities reported in the Company’s balance sheet reflect the amount of taxes that the Company has prepaid or for which it will receive a tax benefit (an asset) or will have to pay in the future (a liability) because of temporary differences that result from differences in timing of revenue recognition or expense deductibility between generally accepted accounting principles and the Internal Revenue Code. Accounting rules require that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that all or some portion of the deferred tax asset will not be realized. The Company considers all available evidence, both positive and negative, to determine whether a valuation allowance is needed. The need for a valuation allowance ultimately depends on the existence of sufficient taxable income to realize the benefit of a future deductible amount.

     Assessing the need for and amount of a valuation allowance for deferred tax assets requires significant judgment. The fact that a benefit may be expected for a portion but not all of a deferred tax asset increases the judgmental complexity of the determination. Projections of future taxable income, by their very nature, require estimates and judgments about future events that, although they might conceivably be predictable, are far less certain than events that have already occurred and can be objectively measured.

     Uncertainties that might exist with respect to the realization of the Company’s deferred tax assets relate to future taxable income. See Note 9 for further discussion of the Company’s valuation allowances on deferred tax assets.

     Pension and Other Postretirement Benefit Plan Obligations and Expenses

     Estimating future benefit payments for purposes of measuring pension benefit obligations requires the Company to make a number of assumptions about future experience. These assumptions are combined with the terms of the Company’s plans to produce an estimate of required future benefit payments, which is discounted to reflect the time value of money. As a result, assumptions about the covered population (demographic assumptions) and about the economic environment (economic assumptions) significantly affect pension and other postretirement benefit obligations. The most significant demographic assumptions are expected retirement age, life expectancy, and turnover, while the key economic assumptions are the discount rate, the salary growth rate, and the expected return on plan assets.

     The projected benefit obligation for the Company’s pension plans and the accumulated postretirement benefit obligation for the Company’s other postretirement benefit plans was determined using a discount rate of 5.875% at December 31, 2004, and 6.25% at December 31, 2003. The assumed weighted average long-term rate of compensation increase is 4.11%. The assumed weighted average long-term rate of return on plan assets is 8.5%. Plan assets consist principally of common stocks and U.S. government and other fixed-income obligations.

     The estimated impact of a 25 basis point decrease in the discount rate (from 5.875% to 5.625%) would increase the Company’s aggregate pension obligation by approximately $5.8 million, while the estimated impact of a 25 basis point increase in the discount rate (from 5.875% to 6.125%) would decrease the Company’s aggregate pension obligation by approximately $5.6 million.

     Generally accepted accounting principles are applied to determine the expense that the Company recognizes related to pension obligations, while pension plan funding is governed by tax and labor laws. The Company expects pension expense to be approximately $4.5 million in 2005, while cash contributions are expected to range from $2.2 million to $2.4 million in 2005. This compared to pension expense of $3.2 million and cash contributions of $1.0 million in 2004.

     At December 31, 2004, the Company had $30.6 million in accrued liabilities related to pension benefits. This amount consists of an accrued liability of $17.4 million reflecting the cumulative excess of the amount the Company has expensed over the amount the Company has funded since inception of its plans, as well as an additional minimum liability of $13.2 million reflecting the excess of the accumulated benefit obligation over the fair value of plan assets.

     See Note 10 for further discussion of the Company’s obligations related to pension and other postretirement benefit plans.

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

     Considerable judgment is exercised in the Company’s assessment of the need for an impairment write-down. Indicators of impairment must be present. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. In some instances, situations might exist where impairments are the result of changes in economic conditions or other factors that develop over time, which increases the subjectivity of assumptions made. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. A probability-weighted approach is used for situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

New Accounting Standards

     See Note 2 for a discussion of new accounting pronouncements and their potential impact on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in interest rates primarily under the Scotia LLC Line of Credit and the Palco Credit Agreement, as well as certain other debt facilities used to finance real estate development activities. These facilities bear interest at either the prime interest rate or LIBOR plus a specified percentage point spread. The Scotia LLC Line of Credit was established in conjunction with the offering of the Timber Notes. The Company’s objective in maintaining its other variable rate borrowings is flexibility in borrowing funds and making repayments without penalties. As of December 31, 2004, there were $32.2 million in borrowings outstanding under all variable rate facilities. Based on the amount of borrowings outstanding under these facilities during 2004, a 1% change in interest rates effective from the beginning of the year would have resulted in an increase or decrease in annual interest expense of $0.4 million.

     All of the Company’s other debt is fixed-rate, and therefore, does not expose the Company to the risk of higher interest payments due to changes in market interest rates. The Company does not utilize interest rate swaps or similar hedging arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MAXXAM Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of MAXXAM Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, and stockholders’ deficit for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits. We did not audit the financial statements of Sam Houston Race Park, Ltd. (a subsidiary), which statements reflect total revenue constituting 14.5 percent, 14.8 percent, and 11.2 percent of consolidated total revenues for the years ended December 31, 2004, 2003, and 2002, respectively. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sam Houston Race Park, Ltd., is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of MAXXAM Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for Sam Houston Race Park, Ltd.) the report of other auditors, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that MAXXAM Inc., and its subsidiaries will continue as going concerns. As discussed in Note 1 to the consolidated financial statements, at December 31, 2004, the cash flows of MAXXAM Inc.’s wholly owned subsidiary, The Pacific Lumber Company (“Palco”) and Palco’s wholly owned subsidiary, Scotia Pacific Company LLC (“Scotia LLC”) have been adversely affected by delays in obtaining regulatory approvals to harvest timber. Palco was in default under an asset-based credit agreement with a bank. Scotia LLC has estimated that without additional approvals, Scotia LLC will be unable to pay the entire amount of interest due in July, 2005 on its timber notes. Such failure to pay interest would constitute an event of default under the indenture governing the timber notes. The difficulties of these subsidiaries in meeting their loan agreement covenants and paying the interest on the timber notes raise substantial doubts about Palco’s and Scotia LLC’s ability to continue as going concerns. Further, the difficulties of these subsidiaries raise substantial doubt about the ability of MAXXAM Inc. and subsidiaries to realize their timber related assets and discharge their timber related liabilities in the normal course of business and to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Houston, Texas
March 14, 2005

MAXXAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(In millions of dollars, except share information)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$21.4	$13.8
Marketable securities and other short-term investments	131.7	138.1
Receivables:
Trade, net of allowance for doubtful accounts of $0.6 and $0.4, respectively	13.1	12.4
Other	3.4	2.6
Inventories:
Lumber	17.0	17.7
Logs	7.2	11.8
Real estate held for sale	21.1	13.7
Prepaid expenses and other current assets	16.6	17.9

Total current assets	231.5	228.0
Property, plant and equipment, net of accumulated depreciation of $183.4 and $164.6, respectively	370.2	367.9
Timber and timberlands, net of accumulated depletion of $222.1 and $214.2, respectively	213.6	217.9
Real estate	52.5	68.1
Deferred income taxes	94.8	95.2
Restricted cash, marketable securities and other investments	15.6	43.6
Intangible assets	3.8	4.7
Long-term receivables and other assets	33.2	35.4

	$1,015.2	$1,060.8

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$14.4	$10.8
Accrued interest	24.9	25.8
Accrued compensation and related benefits	12.1	12.8
Other accrued liabilities	27.8	23.4
Short-term borrowings and current maturities of long-term debt	51.4	28.5

Total current liabilities	130.6	101.3
Long-term debt, less current maturities	912.0	953.5
Accrued pension and other postretirement benefits	41.8	32.9
Losses in excess of investment in Kaiser	516.2	516.2
Other noncurrent liabilities	71.7	58.8

Total liabilities	1,672.3	1,662.7

Commitments and contingencies (see Note 12)

Stockholders’ deficit:
Preferred stock, $0.50 par value; $0.75 liquidation preference; 2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible Preferred Stock; 669,019 and 669,040 shares issued, respectively; 668,174 and 668,195 shares outstanding, respectively	0.3	0.3
Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359 shares issued; 5,976,487 and 5,976,466 shares outstanding, respectively	5.0	5.0
Additional capital	225.3	225.3
Accumulated deficit	(666.4)	(619.8)
Accumulated other comprehensive loss	(96.6)	(88.0)
Treasury stock, at cost (shares held: preferred – 845; common – 4,086,872 and 4,086,893, respectively)	(124.7)	(124.7)

Total stockholders’ deficit	(657.1)	(601.9)

	$1,015.2	$1,060.8

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(In millions of dollars, except per share information)

	Years Ended December 31,
	2004	2003	2002
Net sales:
Forest products	$202.1	$208.5	$199.4
Real estate	94.8	78.3	48.9
Racing	50.6	49.8	52.7
Aluminum	–	–	65.7

	347.5	336.6	366.7

Cost and expenses:
Cost of sales and operations:
Forest products	150.1	144.4	136.5
Real estate	31.7	25.1	19.6
Racing	42.7	41.0	42.4
Aluminum	–	–	66.8
Selling, general and administrative expenses	71.7	63.7	80.4
Gains on sales of timberlands and other assets	(0.1)	(17.5)	(0.9)
Impairment of assets	–	1.4	–
Depreciation, depletion and amortization	37.1	37.1	37.8

	333.2	295.2	382.6

Operating income (loss):
Forest products	5.4	34.5	18.8
Real estate	29.7	17.1	(0.2)
Racing	(3.1)	(1.9)	0.4
Aluminum	–	–	(24.4)
Corporate	(17.7)	(8.3)	(10.5)

	14.3	41.4	(15.9)
Other income (expense):
Investment and interest income	8.6	13.8	13.6
Other income (expense)	4.2	11.2	(1.1)
Interest expense	(71.8)	(74.8)	(88.7)
Amortization of deferred financing costs	(2.2)	(2.2)	(3.9)

Loss before income taxes, minority interests and discontinued operations	(46.9)	(10.6)	(96.0)
Benefit (provision) for income taxes	0.3	(1.0)	14.4
Minority interests	–	–	0.2

Loss from continuing operations	(46.6)	(11.6)	(81.4)

Discontinued operations:
Income from Kaiser’s discontinued operations	–	–	0.7
Provision for income taxes	–	–	(4.0)
Minority interests	–	–	0.7

Loss from discontinued operations	–	–	(2.6)

Net loss	$(46.6)	$(11.6)	$(84.0)

Basic and diluted loss per common and common equivalent share from continuing operations	$(7.79)	$(1.79)	$(12.47)
Basic and diluted loss per common and common equivalent share from discontinued operations	–	–	(0.40)

Basic and diluted loss per common and common equivalent share	$(7.79)	$(1.79)	$(12.87)

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions of dollars)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(46.6)	$(11.6)	$(84.0)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	37.1	37.1	44.8
Non-cash stock-based compensation expense	6.1	0.8	0.1
Non-cash impairments and restructuring charges	–	1.4	–
Gains on sales of timberlands and other assets	(0.1)	(18.3)	(4.7)
Net losses (gains) on marketable securities	2.2	(5.2)	3.1
Minority interests	–	–	(0.9)
Amortization of deferred financing costs and discounts on long-term debt	2.2	2.1	3.9
Equity in loss of unconsolidated affiliates, net of dividends received	1.7	1.3	1.2
Other	0.3	(0.7)	(2.4)
Increase (decrease) in cash resulting from changes in:
Receivables	(0.8)	(0.2)	25.6
Inventories	4.4	4.4	15.5
Prepaid expenses and other assets	1.5	(2.6)	46.8
Accounts payable	2.5	(1.1)	10.7
Accrued and deferred income taxes	0.2	0.6	18.9
Other accrued liabilities	1.6	(1.6)	(48.6)
Accrued interest	(0.9)	(0.2)	6.0
Long-term assets and long-term liabilities	17.7	8.9	(71.1)
Other	(0.1)	0.2	1.6

Net cash provided by (used for) operating activities	29.0	15.3	(33.5)

Cash flows from investing activities:
Net proceeds from dispositions of property and investments	0.2	22.5	6.5
Net sales (purchases) of marketable securities and other investments	5.8	0.1	117.0
Capital expenditures	(32.7)	(23.8)	(111.3)
Decrease in cash attributable to deconsolidation of Kaiser	–	–	(130.4)
Other	0.5	0.4	0.7

Net cash used for investing activities	(26.2)	(0.8)	(117.5)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	5.4	2.9	92.9
Redemptions and repurchases of, and principal payments on, long-term debt	(43.1)	(27.7)	(105.4)
Borrowings (repayments) under revolving and short-term credit facilities	30.0	–	(21.1)
Incurrence of deferred financing costs	(0.8)	(0.1)	(1.5)
Restricted cash withdrawals, net	13.3	11.4	31.6
Treasury stock purchases	–	(9.0)	–
Other	–	–	(1.2)

Net cash provided by (used for) financing activities	4.8	(22.5)	(4.7)

Net increase (decrease) in cash and cash equivalents	7.6	(8.0)	(155.7)
Cash and cash equivalents at beginning of year	13.8	21.8	177.5

Cash and cash equivalents at end of year	$21.4	$13.8	$21.8

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In millions, except per share information)

	Years Ended December 31,
	2004	2003	2002
Preferred Stock ($.50 Par)
Balance at beginning and end of year	$0.3	$0.3	$0.3

Common Stock ($.50 Par)
Balance at beginning and end of year	$5.0	$5.0	$5.0

Additional Capital
Balance at beginning and end of year	$225.3	$225.3	$225.3

Accumulated Deficit
Balance at beginning of year	$(619.8)	$(608.2)	$(524.2)
Net loss	(46.6)	(11.6)	(84.0)

Balance at end of year	$(666.4)	$(619.8)	$(608.2)

Accumulated Other Comprehensive Income (Loss)
Minimum pension liability adjustment	$(6.9)	$1.1	$(7.4)
Applicable income taxes	–	(0.1)	3.0
Unrealized gains (losses) on available-for-sale investments	(1.7)	0.2	(0.7)
Applicable income taxes	–	–	0.3
Unrealized gains (losses) on derivatives	–	–	(12.1)
Reclassification for realized gains (losses) on derivatives	–	–	(6.0)

Other comprehensive income (loss)	(8.6)	1.2	(22.9)
Accumulated other comprehensive loss at beginning of year	(88.0)	(89.2)	(66.3)

Accumulated other comprehensive loss at end of year	$(96.6)	$(88.0)	$(89.2)

Treasury Stock
Balance at beginning of year	$(124.7)	$(115.7)	$(115.7)
Treasury stock purchases	–	(9.0)	–

Balance at end of year	$(124.7)	$(124.7)	$(115.7)

Comprehensive Income (Loss)
Net loss	$(46.6)	$(11.6)	$(84.0)
Other comprehensive income (loss)	(8.6)	1.2	(22.9)

Total comprehensive loss	$(55.2)	$(10.4)	$(106.9)

The accompanying notes are an integral part of these financial statements.

MAXXAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

     Basis of Presentation

          The Company

          The consolidated financial statements generally include the accounts of MAXXAM Inc. and its majority and wholly owned subsidiaries. See, however, “—Deconsolidation of Kaiser” below. All references to the “Company” include MAXXAM Inc. and its majority owned and wholly owned subsidiaries, unless otherwise noted or the context indicates otherwise. Intercompany balances and transactions have been eliminated. Investments in affiliates (20% to 50% ownership) are accounted for using the equity method of accounting.

          The Company conducts the substantial portion of its operations through its subsidiaries, which operate in three principal industries:

•	Forest products, through MAXXAM Group Inc. (“MGI”) and MGI’s wholly owned subsidiary, The Pacific Lumber Company (“Palco”). Palco’s wholly owned subsidiaries are Scotia Pacific Company LLC (“Scotia LLC”), Salmon Creek LLC (“Salmon Creek”) and Britt Lumber Co., Inc. (“Britt”). MGI operates in several principal aspects of the forest products industry – the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber and the manufacture of lumber into a variety of finished products. Housing, construction and remodeling are the principal markets for the Company’s lumber products.

•	Real estate investment and development, through MAXXAM Property Company (“MPC”) and other wholly owned subsidiaries of the Company. These subsidiaries are engaged in the business of residential and commercial real estate investment and development, primarily in Arizona, California, Puerto Rico, and Texas, including associated golf course or resort operations in certain locations, and also own several commercial real estate properties.

•	Racing operations, through Sam Houston Race Park, Ltd. (“SHRP, Ltd.”), a Texas limited partnership, in which the Company owns a 100% interest. SHRP, Ltd. owns and operates a Class 1 pari-mutuel horse racing facility in the greater Houston metropolitan area and a pari-mutuel greyhound racing facility in Harlingen, Texas.

          In addition to the above, the Company owns approximately 63% of Kaiser Aluminum Corporation (“Kaiser”), a producer of fabricated aluminum products. Results and activities for MAXXAM Inc. (excluding its subsidiaries) and for MAXXAM Group Holdings Inc. (“MGHI”) are not included in the above segments. MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company.

          Financial Difficulties of Certain Forest Products Entities

          Regulatory and environmental matters as well as certain pending legal matters play a significant role in the Company’s forest products operations. See Note 12 for discussion of these matters. Regulatory compliance and related litigation have caused and may continue to cause delays in approval of Scotia LLC’s timber harvest plans (“THPs”) and delays in harvesting on its THPs once they are approved. This has resulted and may continue to result in a decline in harvest, an increase in the cost of logging operations, and increased costs related to timber harvest litigation.

          As discussed in Note 12, the California North Coast Regional Water Quality Control Board (the “North Coast Water Board”) is requiring Palco and Scotia LLC to apply various waste discharge reporting, mitigation and erosion control requirements in respect of timber harvesting activities in several watersheds, and may impose additional measures in the future. The North Coast Water Board in December 2003 directed its staff to formulate watershed-wide waste discharge requirements (“WWDRs”) for the Freshwater and Elk River watersheds. These requirements have not yet been formulated, and the North Coast Water Board has failed to release for harvest a number of THPs already approved by the other government agencies which review Scotia LLC’s THPs.

          The failure of the North Coast Water Board to release these THPs for harvest has adversely impacted the cash flows of both Palco and Scotia LLC. Scotia LLC estimates that, without the prompt release of a substantial portion of these THPs, its cash flows from operations, together with funds available under an agreement (the “Scotia LLC Line of Credit”) with a group of banks pursuant to which Scotia LLC may borrow to pay interest on its 6.55% Class A-1, 7.11% Class A-2 and 7.71% Class A-3 Timber Collateralized Notes due 2028 of Scotia LLC (the “Timber Notes”), will be inadequate to pay the entire amount of interest due on the July 20, 2005 payment date for the Timber Notes, which would constitute an event of default under the indenture governing the Timber Notes (the “Timber Notes Indenture”). Palco is in default under a $30.0 million asset-based credit agreement with a bank (the “Palco Credit Agreement”) and estimates that, without the prompt release of a substantial portion of these THPs and necessary amendments to the Palco Credit Agreement, its cash flow from operations, together with funds available under the Palco Credit Agreement, will not provide sufficient liquidity to fund its current level of operations. Palco and Scotia LLC are continuing efforts to obtain the clearance of the North Coast Water Board of sufficient THPs. Palco has received a limited waiver of the default through March 18, 2005, from the lender under the Palco Credit Agreement and is seeking a more permanent solution to the default. There can be no assurance that these efforts with the North Coast Water Board and the lender under the Palco Credit Agreement will be successful.

          In the event of a failure to pay interest on the Timber Notes in full when due, the trustee under the Timber Notes Indenture (the “Trustee”) or the holders of at least 25% of the aggregate outstanding principal amount of the Timber Notes may cause all principal, interest and other amounts related to the Timber Notes to become immediately due and payable. Also, in the event of a failure by Palco or Scotia LLC to perform its respective covenants or agreements under the master purchase agreement which governs the sale to Palco of logs harvested from the timberlands owned by Scotia LLC (the “Scotia LLC Timberlands”) or by Palco to perform its covenants or agreements under a services agreement between Palco and Scotia LLC relating to the provision of operational, management and related services not performed by Scotia LLC’s own employees with respect to the Scotia LLC Timberlands, which failure continues for 30 days after notice from the Trustee or the holders of 25% or more of the outstanding principal amount of the Timber Notes, the holders of a majority of the aggregate outstanding principal amount of the Timber Notes may cause all principal, interest and other amounts related to the Timber Notes to become immediately due and payable. In the event of any such acceleration, the Agent under the Scotia LLC Line of Credit may also accelerate the advances then outstanding thereunder. If such accelerations of Timber Notes and/or advances under the Scotia LLC Line of Credit occur, the Trustee may exercise all rights under the Timber Notes Indenture and related security documents, including applying funds to pay accelerated amounts, and selling the Scotia LLC Timberlands and other assets and using the proceeds thereof to pay accelerated amounts. In the event that Scotia LLC were to seek protection by filing under the U. S. Bankruptcy Code (the “Bankruptcy Code”), all amounts related to the Timber Notes would become immediately due and payable under the Timber Notes Indenture and all advances under the Scotia LLC Line of Credit agreement could be accelerated. The foregoing rights of the Trustee and holders of Timber Notes are subject to the rights of Scotia LLC under the Bankruptcy Code.

          Without an extension of the limited waiver of Palco’s default under the Palco Credit Agreement and a restructuring or replacement of that facility, Palco’s lender may take any of the following actions: reduce the amount of funds available to Palco for borrowing; refuse to make new loans to or issue new letters of credit for the benefit of Palco; declare any or all loans and other amounts owed under the agreement to be immediately due and payable; require Palco to cash collateralize all outstanding letters of credit; or pursue its other rights and remedies under the Palco Credit Agreement and related security agreements. The existence of the default also requires Palco to pay interest on amounts borrowed under the Palco Credit Agreement at a per annum rate 2% higher than the rate at which interest would be owed if no default existed. If any acceleration under the Palco Credit Agreement occurs, then the agent for the lender may exercise all rights under that agreement and related security documents, including selling Palco’s assets and using the proceeds thereof to pay the accelerated amounts. In the event that Palco were to seek protection by filing under the Bankruptcy Code, all loans and other amounts owed under the Palco Credit Agreement would become immediately due and payable. The foregoing rights of the lender under the Palco Credit Agreement are subject to the rights of Palco under the Bankruptcy Code.

          In the event of a Scotia LLC default or a Palco liquidity shortfall, whether resulting from a failure to extend the limited waiver past March 18, 2005, any action described above taken by Palco’s lender, or otherwise, Palco and Scotia LLC could be forced to take extraordinary actions, which may include: reducing expenditures by laying off employees and shutting down various operations; seeking other sources of liquidity, such as from asset sales; and considering seeking protection by filing under the Bankruptcy Code.

          On December 8, 2004, Standard & Poor’s Ratings Services (“S&P”) lowered Palco’s credit rating from B- to CCC+. As a result, Palco may be required to post a security deposit for workers compensation liabilities in July 2005, in an amount that has not been determined but that could be material to Palco’s liquidity, capital resources, and results of operations. If improvements in Palco’s liquidity, capital resources, and results of operations produce an upward revision in Palco’s credit rating, or if a waiver of this requirement is allowed under applicable law, then posting of such a security deposit may not be necessary. Palco management is in the process of evaluating the potential amount of such a security deposit, if required. There can be no assurance that such a security deposit will not be required or that, if required, the amount will not be material. Palco management is also evaluating whether other potential obligations or unanticipated adverse financial reports may result from the S&P credit action described above.

          The liquidity issues being experienced by Palco and Scotia LLC could result in claims against and could have adverse impacts on MAXXAM Parent, MGHI and/or MGI. For example, under ERISA law, were Palco to terminate its pension plan, MAXXAM Parent and its wholly owned subsidiaries would be jointly and severally liable for any unfunded pension plan obligations. The unfunded obligation attributable to Palco’s pension plan as of December 31, 2004 is estimated to have been in the range of approximately $35 million based upon current annuity placement interest rate assumptions. In addition, it is possible that certain transactions could be entered into in connection with a potential restructuring or reorganization of Palco or Scotia LLC, such as a sale of all or a portion of the equity ownership in Palco and/or Scotia LLC, a sale of a substantial portion of Palco’s and/or Scotia LLC’s assets and/or a cancellation of some or all of Palco’s and/or Scotia LLC’s indebtedness, which could require the utilization of all or a substantial portion of, or the loss of a significant portion of, the Company’s net operating losses for federal and state income tax purposes and could require tax payments.

          In addition, there can be no assurance that certain other pending legal, regulatory and environmental matters or future governmental regulations, legislation or judicial or administrative decisions, adverse weather conditions, or low lumber or log prices, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity. See Note 12 for further information regarding regulatory and legislative matters and legal proceedings relating to the Company’s forest products operations.

          Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner. As discussed above, Palco and Scotia LLC’s cash flows have been adversely impacted by ongoing delays in approvals from the North Coast Water Board, and one of the actions being considered is seeking protection by filing for bankruptcy. Were this to occur, the financial results of the subsidiaries which file for bankruptcy would be deconsolidated on the date of such filing, and the Company would began reporting its investment in such subsidiaries using the cost method. If Palco and/or Scotia LLC were among the subsidiaries which filed for bankruptcy, the resulting impact on the Company’s financial statements would be significant The following condensed pro forma financial information reflects MGI’s results on a deconsolidated basis, and the impact of reporting the Company’s investment in MGI on the cost method (in millions). This information is on a pro forma basis only, however, and the actual impact of a deconsolidation at some point in the future would differ. Furthermore, this pro forma information assumes that MGI and all of its subsidiaries file for bankruptcy, rather than the impact of only one or more subsidiaries filing.

Year Ended
December 31,
2004
Revenues	$145.4
Costs and expenses	(136.5)

Operating income (loss)	8.9
MAXXAM’s equity in MGI’s losses	(49.3)
Other income (expenses) — net	(6.5)
Income tax benefit	0.3

Net loss	$(46.6)

December 31,
2004
Current assets	$151.3
Property, plant, and equipment (net)	253.4
Other assets	170.5

Total assets	$575.2

Current liabilities	44.3
Long-term debt, less current maturities	224.1
Other liabilities	74.7
Losses recognized in excess of investment in MGI	373.0
Losses recognized in excess of investment in Kaiser	516.2

Total liabilities	1,232.3
Stockholders’ deficit	(657.1)

Total liabilities and stockholders’ deficit.	$575.2

          In the event that MGI and /or any of it subsidiaries file for bankruptcy, the Company believes that it is not probable that it would be obligated to fund losses related to its investment in such subsidiaries.

          Deconsolidation of Kaiser

          Under generally accepted accounting principles for entities consolidated through voting interests, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner. As discussed below, on February 12, 2002, Kaiser and certain of its subsidiaries filed for reorganization under Chapter 11 of the Bankruptcy Code. As a result, the Company discontinued consolidating Kaiser’s financial results beginning February 12, 2002, and the Company began reporting its investment in Kaiser using the cost method, under which the investment is reflected as a single amount on the Company’s balance sheet of $(516.2) million, and the recording of earnings or losses from Kaiser was discontinued after February 11, 2002.

          Through February 11, 2002, under generally accepted principles of consolidation, the Company had recognized losses in excess of its investment in Kaiser of $516.2 million. Since Kaiser’s results are no longer consolidated and the Company believes that it is not probable that it will be obligated to fund losses related to its investment in Kaiser, any adjustments reflected in Kaiser’s financial statements subsequent to February 12, 2002 (relating to the recoverability and classification of recorded asset amounts and the classification of liabilities or the effects on existing stockholders’ deficit as well as adjustments made to Kaiser’s financial information for loss contingencies and other matters), are not expected to affect the Company’s financial results.

          The Company expects to consider reversal of its losses in excess of its investment in Kaiser when either: (1) Kaiser’s bankruptcy is resolved and the amount of the Company’s remaining investment in Kaiser is determined or (2) the Company disposes of its shares of Kaiser common stock. Accordingly, these consolidated financial statements do not reflect any adjustments related to the deconsolidation of Kaiser other than presenting the Company’s investment in

Kaiser using the cost method. When either of the events described above occurs, the Company will re-evaluate the appropriate accounting treatment of its investment in Kaiser based upon the facts and circumstances at such time. It is likely that the Company’s ownership interest in Kaiser will be cancelled. In such event, the Company will reverse the $516.2 million of losses in excess of its investment in Kaiser, and recognize the entire amount in income for the period. Such benefit would be reduced, however, by losses, if any, related to Kaiser which the Company estimates it would be obligated to fund. See Note 11 for further discussion of the Company’s investment in Kaiser.

          The following condensed pro forma financial data reflect the results of operations of the Company, excluding Kaiser, for the year ended December 31, 2002, the year in which Kaiser was deconsolidated (in millions, except share data).

Net sales	$301.0
Costs and expenses	(292.5)

Operating income	8.5
Other income	20.7
Interest expense	(80.2)

Loss before income taxes and minority interests	(51.0)
Income tax benefit	15.2
Minority interests	0.3

Net loss	$(35.5)

Basic and diluted net loss per share	$(5.45)

          Kaiser Discontinued Operations

          As part of Kaiser’s plan to divest certain of its commodity-based assets, Kaiser during 2004, with the approval of the Bankruptcy Court, completed or finalized plans for the sale of its interests in Kaiser’s Discontinued Operations. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS No. 144”), the operating results of Kaiser’s interests in the divested assets have been reported as discontinued operations in the accompanying Consolidated Statement of Operations for the period from January 1, 2002, to February 11, 2002, the date that Kaiser was deconsolidated (see discussion of the deconsolidation of Kaiser above). Combined income statement information in respect of Kaiser’s Discontinued Operations for the period from January 1, 2002, to February 11, 2002, included in income (loss) from discontinued operations is as follows (in millions):

Period from
January 1, 2002, to
February 11, 2002
Net sales	$101.8
Operating income	0.8
Income before income taxes and minority interests	0.7
Net loss	(2.6)

          Use of Estimates and Assumptions

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during each period presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to filing the consolidated financial statements with the Securities and Exchange Commission. Adjustments made to estimates often relate to improved information not previously available. Uncertainties regarding such estimates and related assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, actual results could differ from these estimates.

          Risks and uncertainties are inherent with respect to the ultimate outcome of the matters discussed in Note 12. The results of a resolution of such uncertainties could have a material effect on the Company’s consolidated financial position, results of operations or liquidity. In addition, uncertainties related to the projection of future taxable income could affect the realization of the Company’s deferred tax assets discussed in Note 9. Estimates of future benefit payments used to measure the Company’s pension and other postretirement benefit obligations discussed in Note 10 are subject to a number of assumptions about future experience, as are the estimated future cash flows projected in the evaluation of long-lived assets for possible impairment. To the extent there are material differences between these estimates and actual results, the Company’s financial statements or liquidity could be affected.

          Reclassifications

          Certain reclassifications have been made to prior years’ consolidated financial statements to be consistent with the current year’s presentation. The reclassification of prior year balances includes $21.2 million of auction rate securities which were reclassified from cash and cash equivalents to marketable securities in the Consolidated Balance Sheet.

     Summary of Significant Accounting Policies

          Concentrations of Credit Risk

          Cash equivalents and restricted marketable securities are invested primarily in short to medium-term investment grade debt instruments as well as other types of corporate and government debt obligations. The Company mitigates its concentration of credit risk with respect to these investments by generally purchasing investment grade products (ratings of A1/P1 short-term or at least BBB/Baa3 long-term). No more than 5% is invested in the same issue. Unrestricted marketable securities are invested primarily in debt securities. Other investments consist of interests in limited partnerships which invest in debt securities, corporate common stocks and option contracts. These investments are managed by financial institutions.

          Securities Available-for-Sale

          Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Available-for-sale securities are stated at fair market value, with the unrealized gains and losses, net of tax, reported in other comprehensive income (loss), a separate component of shareholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment and interest income. Interest and dividends on securities classified as available-for-sale are also included in investment and interest income. The cost of securities sold is determined using the first-in, first-out method. The fair value of substantially all securities is determined by quoted market prices. The fair value of marketable debt securities includes accrued interest.

          Inventories

          Inventories are stated at lower of cost or market. Cost is primarily determined using the last-in, first-out method. Inventory costs consist of material, labor and manufacturing overhead, including depreciation and depletion.

          Real Estate

          Real estate inventories are stated at cost. In the event that facts and circumstances indicate that the value of real estate inventories may be impaired, an evaluation of recoverability would be performed. This evaluation would include the comparison of the future estimated undiscounted cash flows associated with the assets to the carrying amount of these assets to determine if a writedown to fair value is required.

          Timber Harvest and Other Long-Term Assets

          Direct costs associated with the preparation of THPs are capitalized and reflected in prepaid expenses and other current assets on the balance sheet. These costs are expensed as the timber covered by the related THP is harvested. Costs associated with the preparation of the Company’s multi-species habitat conservation plan (“HCP”) and the sustained yield plan (“SYP”) (see Note 12) were capitalized and are reflected in long-term receivables and other assets. These costs are being amortized on a straight-line basis over 10 years.

          The carrying amounts of the Company’s SYP and HCP intangible assets are as follows (in millions):

	December 31,
	2004	2003	2002
SYP/HCP	$8.3	$8.3	$8.3
Less: Accumulated amortization	(4.5)	(3.6)	(2.7)

	$3.8	$4.7	$5.6

          The Company evaluates its intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that such assets might be impaired. The remaining useful life of intangible assets with finite lives are evaluated annually to determine whether events or circumstances warrant changes in the estimated useful lives of such assets.

          Amortization of intangible assets for the years ended December 31, 2004, 2003 and 2002, was $0.9 million per year. The estimated amortization expense 2005 through 2008 is $0.9 million per year, and $0.2 million for 2009. Estimated amortization will change if events or circumstances warrant the revision of estimated useful lives.

     Timber and Timberlands

     Timber and timberlands are stated at cost, net of accumulated depletion. Depletion is computed utilizing the units-of-production method based upon estimates of timber quantities. Periodically, the Company will review its depletion rates considering currently estimated merchantable timber and will adjust the depletion rates prospectively.

     Revenue Recognition

     Revenues from the sale of logs, lumber products and by-products are recorded when the legal ownership and the risk of loss passes to the buyer, which is generally at the time of shipment.

     The Company recognizes income from land sales in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”). In accordance with SFAS No. 66, certain real estate sales are accounted for under the percentage of completion method, under which income is recognized based on the estimated stage of completion of individual contracts. The unrecognized income associated with such sales has been recorded as deferred real estate sales and is reflected in other noncurrent liabilities on the balance sheet. Additionally, in certain circumstances the cost recovery or installment method is used whereby the gross profit associated with these transactions is deferred and recognized when appropriate. The unrecognized income associated with such sales is reflected as a reduction of long-term receivables and other assets in the balance sheet.

     The Company recognizes revenues from pari-mutuel commissions received on live and simulcast horse and greyhound racing in the period in which the performance occurred. The Company also receives revenues in the form of fees paid by other racetracks for the broadcast of the Company’s live races to the offsite locations. Other sources of revenue include food and beverage sales, admission and parking fees, corporate sponsorships and advertising, club memberships, suite rentals and other miscellaneous items.

     Deferred Financing Costs

     Costs incurred to obtain debt financing are deferred and amortized, generally on a straight-line basis, over the estimated term of the related borrowing.

     Asset Impairment

     The Company reviews long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Impairment losses are recorded on assets used in operations when indicators of impairment are present and the undiscounted cash flows to be generated by those assets are less than the carrying amount. Impairment losses are also recorded for long-lived assets which are expected to be disposed of.

     Under certain conditions, the results of operations of a component of an entity which either has been disposed of or is classified as held-for-sale would be reported in discontinued operations. The Company classifies long-lived assets as held-for-sale if the following conditions are satisfied:

•	Management commits to a plan to sell a long-term operating asset;

•	The asset is available for immediate sale;

•	An active effort to locate a buyer is underway; and

•	It is probable that the sale will be completed within one year.

     Legal and Environmental Contingencies

     The Company is currently involved in various claims and proceedings which are reviewed for potential financial exposure on a regular basis. If the potential loss from any claim or legal proceeding is considered probable and is reasonably estimable as of the balance sheet date, a liability is accrued. The Company estimates the probability of losses on legal contingencies based on the advice of internal and external counsel, the outcomes from similar litigation, the status of the lawsuits (including settlement initiatives), legislative developments, and other factors. For larger environmental matters, the Company estimates the losses using estimates prepared by third party experts and the advice of internal and external counsel. See Note 12 for a description of the Company’s material legal proceedings and environmental matters.

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

     The Company records valuation allowances to reduce deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. The Company considers future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. See Note 9 for further discussion of the Company’s income taxes.

     Stock-based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations in accounting for stock options (or stock appreciation rights, as applicable) issued to employees and outside directors. Under APB Opinion No. 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized when stock options are granted. However, compensation expense is recorded in each period prior to exercise based on the excess of market value at the end of each period over the exercise price, if applicable (i.e., compensation expense is adjusted up or down as the market value of the Company’s stock changes).

     The following table illustrates the pro forma effect on net income and earnings per share had the Company accounted for its stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period (in millions, except per share information).

	Years Ended December 31,
	2004	2003	2002
Net loss, as reported	$(46.6)	$(11.6)	$(84.0)
Add: Stock-based employee compensation expenses included in reported net loss, net of related tax effects	6.1	0.8	—
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1.8)	(1.8)	(1.3)

Pro forma net loss	$(42.3)	$(12.6)	$(85.3)

Basic and diluted loss per share:
As reported	$(7.79)	$(1.79)	$(12.87)
Pro forma	(7.06)	(1.94)	(13.07)

     The fair value of stock options granted were estimated at the grant date using a Black-Scholes option pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2004	2003	2002
Dividend yield	—	—	—
Expected volatility	0.40	0.39	0.38
Risk-free interest rate	4.59%	4.76%	4.92%
Expected life (years)	6.65	6.64	6.63
Weighted average fair value	$8.58	$9.50	$10.65

     Per Share Information

     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, including the weighted average impact of any shares of common stock of the Company (“Common Stock”) issued and treasury stock acquired during the year from the date of issuance or repurchase and the dilutive effect of the Company’s Class A $0.05 Non-Cumulative Participating Convertible Preferred Stock (the “Class A Preferred Stock”) which is convertible into Common Stock. Diluted earnings per share calculations also include the dilutive effect of common and preferred stock options.

	2004		2003		2002
Weighted average shares outstanding:
Common Stock	5,976,467		6,465,919		6,527,671
Effect of dilution:
Class A Preferred Stock	—	(1)	—	(1)	—	(1)

Weighted average number of common and common equivalent shares - Basic	5,976,467		6,465,919		6,527,671
Effect of dilution:
Stock options (1)	—	(1)	—	(1)	—	(1)

Weighted average number of common and common equivalent shares - Diluted	5,976,467		6,465,919		6,527,671

(1)	The Company had a loss for the years ended December 31, 2004, 2003 and 2002; the Class A Preferred Stock and options were therefore not included in the computation of earnings per share for the period.

2.	New Accounting Standards

     Postretirement Medical Costs

     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (“FSP FAS 106-2”). FSP FAS 106-2 applies only to sponsors of single-employer defined benefit postretirement health care plans for which (1) the employer has concluded that prescription drug benefits available under the plan to some or all participants, for some or all future years, are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy provided by the Prescription Drug Act, and (2) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. FSP FAS 106-2 provides guidance on the accounting for the effects of the Prescription Drug Act on a company’s accumulated postretirement benefit obligation. In addition, FSP FAS 106-2 addresses accounting for plan amendments and requires certain financial statement disclosures regarding the Prescription Drug Act and its effects

     FSP FAS 106-2 was effective for the first interim period beginning after June 15, 2004. The Company believes that the benefits provided by the Company’s plan are actuarially equivalent to Medicare Part D; however, based on the proposed regulations issued to date and the Company’s understanding of the Prescription Drug Act, the Company is uncertain as to the potential future subsidies which may be realized under the Prescription Drug Act. Therefore, measures of the accumulated postretirement benefit obligation and net periodic benefit cost included herein do not reflect any amount associated with potential subsidies under the Prescription Drug Act. The Company expects to be able to determine amounts of potential subsidies when additional clarification and final regulations are issued.

     Accounting for Stock Options

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(r)”). SFAS No. 123(r) will require compensation costs related to share-based payment transactions to be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(r) is effective as of the first interim or annual reporting period that begins after June 15, 2005. For the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost is recognized as of the required effective date based on the grant-date fair value of those awards. In addition, SFAS No. 123(r) applies to all awards granted after the required effective date. The Company is in the process of evaluating the effects of this Statement’s provisions on its financial position and results of operations.

3.	Segment Information and Other Items

     Reportable Segments

     As discussed in Note 1, the Company’s operations are organized and managed as distinct business units which offer different products and services and are managed separately through the Company’s subsidiaries.

     The Company has three reportable segments and the accounting policies of the segments are the same as those described in Note 1. The Company evaluates segment performance based on net sales, operating income excluding depreciation, depletion and amortization, and income before income taxes and minority interests.

     Net sales and operating income (loss) for each reportable segment is presented in the Consolidated Statement of Operations. Operating income (loss) for “Corporate” represents general and administrative expenses not directly attributable to the reportable segments. The amounts reflected in the “Corporate” column also serve to reconcile the total of the reportable segments’ amounts to totals in the Company’s consolidated financial statements.

     The following table presents financial information by reportable segment (in millions).

						Consol-
						idated
		Reportable Segments				Total		Consol-
		Forest	Real			Excluding		idated
	December 31,	Products	Estate	Racing	Corporate	Aluminum	Aluminum (1)	Total
Investment, interest and other income (expense), net	2004	$1.0	$8.1	$—	$3.7	$12.8	$—	$12.8
	2003	5.5	5.9	0.2	13.4	25.0	—	25.0
	2002	7.4	6.2	—	8.0	21.6	(9.1)	12.5

Interest expense(2)	2004	55.7	18.3	—	—	74.0	—	74.0
	2003	58.1	18.9	—	—	77.0	—	77.0
	2002	58.8	13.2	—	8.2	80.2	12.4	92.6

Depreciation, depletion and amortization	2004	20.6	14.0	1.7	0.8	37.1	—	37.1
	2003	21.0	14.2	1.7	0.2	37.1	—	37.1
	2002	22.8	10.4	1.6	0.3	35.1	2.7	37.8

Income (loss) before income taxes, minority interests and discontinued operations	2004	(49.3)	19.5	(3.1)	(14.0)	(46.9)	—	(46.9)
	2003	(18.1)	4.1	(1.7)	5.1	(10.6)	—	(10.6)
	2002	(33.5)	(7.2)	0.4	(10.7)	(51.0)	(45.0)	(96.0)

Income (loss) from discontinued operations, net of tax	2004	—	—	—	—	—	—	—
	2003	—	—	—	—	—	—	—
	2002	—	—	—	—	—	(2.6)	(2.6)

Capital expenditures	2004	29.8	2.4	0.2	0.3	32.7	—	32.7
	2003	19.1	3.5	1.0	0.2	23.8	—	23.8
	2002	12.2	93.6	0.6	0.1	106.5	4.8	111.3

Total assets	2004	440.0	338.2	33.2	203.8	1,015.2	—	1,015.2
	2003	483.6	359.5	33.6	184.1	1,060.8	— (3)	1,060.8

(1)	For 2002, amounts attributable to the aluminum segment are for the period from January 1, 2002, through February 11, 2002. Kaiser’s results were deconsolidated commencing February 12, 2002 (see Notes 1 and 11).
(2)	Interest expense also includes amortization of deferred financing costs.
(3)	As a result of the deconsolidation of Kaiser, the aluminum segment’s balance sheet amounts are not included in the consolidated total as of December 31, 2004 and 2003.

     Other Items

     Forest Products

     During 2001, comprehensive external and internal reviews were conducted of Palco’s business operations. These reviews were conducted in an effort to identify ways in which Palco could operate on a more efficient and cost effective basis. Based upon these reviews, Palco implemented a number of changes during the last quarter of 2001 and the first quarter of 2002, including closing two of its four sawmills, eliminating certain of its operations, including its company-staffed logging operations (now relying exclusively on contract loggers) and its soil amendment and concrete block activities, utilizing more efficient harvesting methods and adopting other cost saving measures. In connection with these changes, the Company in 2001 recorded a charge to operating costs of $2.2 million for impaired assets.

     As a result of the operational reviews conducted during 2001, Palco identified machinery and equipment that it no longer needed for its current or future operations and in 2001 committed to a plan for disposal of these assets during 2002. During 2002, machinery and equipment with a carrying value of $2.2 million was sold, resulting in a gain of $1.0 million.

     Palco has continued to examine ways in which to achieve additional cost savings. During 2004, Palco opened a new planer facility in Scotia and began construction on a new sawmill in Scotia, California. The project is expected to cost $27.3 million ($20.5 million of which was expended in 2004), with the last phase scheduled for completion in the third quarter of 2005 (subject to available cash). Funds for this project are being provided from existing cash resources and borrowings under the Palco Credit Agreement. As part of the project, the Carlotta mill was permanently closed, and the equipment from the Carlotta mill is in the process of being moved to the new mill in Scotia. Management is considering alternative uses for the property.

     Palco implemented a voluntary reduction in workforce related to the closure of the Carlotta mill. In connection with the reduction, Palco charged $1.4 million against earnings for employee severance and benefit costs. This amount is reflected in selling, general and administrative expenses in the Consolidated Statement of Operations for 2004. The employee severance and benefit costs were related to the termination of approximately 107 regular employees, the majority of whom were engaged in direct manufacturing activities at Palco’s sawmill facilities. As of December 31, 2004, all of the $1.4 million in severance and benefits had been paid. Further actions may be taken during 2005 as a result of Palco’s continuing evaluation process or in response to the financial difficulties discussed in Note 1, and writedowns of certain assets may be required.

     Additionally, the Company recorded an environmental remediation charge of $3.4 million in 2001. The environmental accrual represents Palco’s estimate of costs reasonably expected to be incurred based on presently enacted laws and regulations, currently available facts, existing technology, and Palco’s assessment of the likely remediation actions to be taken. Palco incurred $0.4 million, $0.7 million and $0.5 million of costs related to this remediation liability during 2004, 2003 and 2002, respectively. Based on management’s best estimates given the current facts and circumstances, the remaining $1.8 million is expected to be incurred in 2005.

     The forest products segment’s operating income (loss) included gains on sales of timberlands in the Grizzly Creek grove of $16.8 million in November 2003.

     Real Estate

     Investment, interest and other income (expense) for the real estate segment includes equity in earnings from real estate joint ventures of $2.8 million, $0.7 million and $2.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Investment, interest and other income (expense) for the real estate segment also includes $0.8 million in 2003 for the gain realized on the sale of the Company’s investment in the Sunridge Canyon real estate joint venture.

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

     In connection with the 2003 termination of the Company’s casino facility lease at its Palmas del Mar operation in Puerto Rico (“Palmas”), the Company recorded a charge to operating expenses of $1.4 million related to the write-down casino-related assets to estimated fair value.

     Corporate

     The Company recorded a charge to operating expense of $1.9 million in 2004 in connection with an environmental matter associated with a former subsidiary of the Company. See Note 12 for further discussion. In addition to this accrual, results for 2004 include $6.1 million related to an increase in stock-based compensation expense, which is adjusted as the market value of the Company’s Common Stock changes and awards vest.

     Corporate investment, interest and other income (expense) for 2003 includes $8.0 million of insurance recoveries related to the OTS and FDIC actions.

     During 2002, the Company repurchased $56.6 million principal amount of the Senior Secured Notes of MGHI (the “MGHI Notes”), resulting in a gain of $2.4 million (net of tax). The Company redeemed the remaining $31.6 million principal amount of MGHI Notes in December 2002.

     Aluminum

     For the period from January 1, 2002 to February 11, 2002 the aluminum segment’s operating loss includes the impact of restructuring charges of $1.3 million which are included in cost of sales and operations, in addition to the net impact of certain non-recurring amounts totaling $1.8 million included in investment, interest and other income in the Consolidated Statement of Operations.

     Product Sales

     The following table presents segment sales by primary products (in millions).

	Years Ended December 31,
	2004	2003	2002 (1)
Forest products:
Lumber, net of discount	$179.2	$184.0	$170.4
Logs	6.1	6.5	14.4
Wood chips	3.1	3.4	2.3
Cogeneration power	10.8	11.4	9.4
Other	2.9	3.2	2.9

Total forest products sales	$202.1	$208.5	$199.4

Real estate:
Real estate and development	$59.7	$49.7	$24.6
Resort, commercial and other operations	17.9	12.7	15.0
Commercial lease properties	17.2	15.9	9.3

Total real estate sales	$94.8	$78.3	$48.9

Racing:
Gross pari-mutuel commissions	$39.5	$39.2	$42.5
Other	11.1	10.6	10.2

Total racing sales	$50.6	$49.8	$52.7

(1)	As a result of the deconsolidation of Kaiser, amounts for the aluminum segment are not presented in this table for the period from January 1, 2002, to February 11, 2002.

     Geographical Information

     The Company’s forest products and racing operations are located in the United States. The Company’s real estate operations are located in the United States and Puerto Rico. For the year ended December 31, 2004, $2.3 million of net sales attributable to the Company’s forest products segment were made to foreign customers.

     Major Customers and Export Sales

     For the years ended December 31, 2004, 2003 and 2002, sales to any one customer did not exceed 10% of consolidated revenues. Export sales were less than 10% of total revenues in 2004, 2003 and 2002.

4.	Cash, Cash Equivalents, Marketable Securities and Other Investments

     Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less. As of December 31, 2004 and 2003, carrying amounts of the Company’s cash equivalents approximated fair value.

     The fair value of substantially all marketable equity and debt securities is determined by quoted market prices. The following is a summary of available-for-sale securities (in millions):

	December 31,
	2004	2003
Cost	$75.0	$130.6
Estimated fair value	74.5	134.1

     During 2003, marketable debt securities classified as held-to-maturity were sold to generate funds for principal payments on long-term debt and for the repurchase of Timber Notes. The amortized cost of the securities sold was $22.2 million, and the realized gain on the sale of such securities was $0.1 million.

     At December 31, 2003, management re-evaluated the classification of its investment securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). As a result, marketable debt securities previously classified as held-to-maturity were transferred to the available-for-sale category. The amortized cost and fair value of the transferred securities was $14.3 million and $14.4 million, respectively, at December 31, 2003. There were no investments classified as held-to-maturity at December 31, 2004 and 2003.

     Investment, interest and other income (expense), net, includes gross realized gains and losses on sales of available-for-sale securities as follows (in millions):

	Years Ended December 31,
	2004	2003	2002
Gross realized gains	$0.6	$0.4	$2.4
Gross realized losses	(0.4)	—	(0.1)

     The net adjustment to unrealized holding gains (losses) on available-for-sale securities included as a separate component of shareholders’ deficit totaled $(1.7) million, $0.2 million, and $(0.7) million in 2004, 2003, and 2002, respectively. The fair value of investment securities in a continuous unrealized loss position for less than twelve months and for twelve months or more as of December 31, 2004, was $6.5 million and $11.9 million, respectively. Gross unrealized losses on investment securities at December 31, 2004, were not material.

     Available-for-sale securities generally consist of U.S. corporate debt securities, U.S. treasury obligations, and other debt securities with contractual maturities ranging from one year to five years.

     Restricted Cash, Cash Equivalents, Marketable Securities and Other Investments

     Cash, marketable securities and other investments include the following amounts which are restricted (in millions):

	December 31,
	2004	2003
Current assets:
Restricted cash and cash equivalents	$3.1	$4.0

Marketable securities, restricted:
Amounts held in SAR Account	25.1	22.2

Long-term restricted cash, cash equivalents, marketable securities and other investments:
Amounts held in SAR Account	68.5	87.7
Other amounts restricted under the Timber Notes Indenture	2.5	2.5
Other long-term restricted amounts	6.4	8.2
Less: Amounts attributable to Timber Notes held in SAR Account	(61.8)	(54.8)

	15.6	43.6

Total restricted cash, cash equivalents, marketable securities and other investments	$43.8	$69.8

     Amounts in the Scheduled Amortization Reserve Account (“SAR Account”) are being held by the trustee under the Timber Notes Indenture to support principal payments on the Timber Notes. See Note 8 for further discussion of the SAR Account.

     Other Investments

     Cash, cash equivalents, marketable securities and other investments include interests in several limited partnerships which invest in diversified portfolios of common stocks and equity securities, in addition to exchange traded options, futures, forward foreign currency contracts, and other arbitrage opportunities. The Company’s ownership percentages in these partnerships are not significant. The following table shows the Company’s investment in these partnerships, including restricted amounts held in the SAR Account (in millions).

	December 31,
	2004	2003
Restricted	$16.0	$15.5
Unrestricted	47.6	19.3

	$63.6	$34.8

     Investment, interest and other income (expense), net, includes income from the Company’s investment in these partnerships for each of the three years in the period ended December 31, 2004, as follows (in millions):

	Years Ended December 31,
	2004	2003	2002
Earnings from investments in partnerships	$1.8	$4.8	$3.0

5.	Property, Plant and Equipment

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

     The major classes of property, plant and equipment are as follows (dollar amounts in millions):

	Estimated Useful	December 31,
	Lives	2004	2003
Land and improvements	5 – 30 years	$135.4	$128.4
Buildings	5 – 40 years	260.9	257.3
Machinery and equipment	3 – 15 years	135.3	132.5
Construction in progress		22.0	14.3

		553.6	532.5
Less: accumulated depreciation		(183.4)	(164.6)

		$370.2	$367.9

     Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $27.9 million, $26.3 million, and $31.7 million, respectively.

     As discussed in Note 3, the Company in 2003 recorded a charge of $1.4 million for asset impairments related to real estate operations.

6.	Investments in Unconsolidated Affiliates

     RMCAL, LLC (Mirada Villas)

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

7.	Short-term Borrowings

     During 2004 and 2003, the Company had average short-term borrowings outstanding of $36.5 million and $16.1 million, respectively, under the credit facilities described below. The weighted average interest rate for these facilities during 2004 and 2003 was 3.4% and 2.2%, respectively.

     Palco Credit Agreements

     On January 23, 2004, Palco entered into the Palco Credit Agreement, an asset-based credit agreement with a bank. The Palco Credit Agreement provides for a three-year revolving facility after which Palco may request a one-year extension. Borrowings under the agreement bear interest at rates based upon (and at variable margins above) LIBOR or the prime rate, and are secured by the substantial portion of Palco’s assets. Effective February 22, 2005, the Palco Credit Agreement was amended by, among other things: reducing the maximum amount of potential borrowings from $35.0 million to $30.0 million; decreasing the borrowing base reserve by $2.0 million (and thereby increasing the amount able to be borrowed by the same amount); and requiring more frequent submissions of borrowing base certificates. At December 31, 2004, $0.3 million in letters of credit and $13.1 million in borrowings were outstanding under the Palco Credit Agreement. In accordance with the agreement, Palco is required to maintain a certain base level of borrowings through February 12, 2005 based on certain collateral balances. Palco is required to meet certain quarterly earnings thresholds under a covenant of the Palco Credit Agreement. As of December 31, 2004, Palco was not in compliance with this covenant. Palco has received a limited waiver, through March 18, 2005, of the default and is seeking a more permanent solution to the default. However, there can be no assurance that such efforts will be successful. See Note 1 for further discussion.

     Scotia LLC Line of Credit

     The maximum amount Scotia LLC may borrow under the Scotia LLC Line of Credit is equal to one year’s interest on the aggregate outstanding principal balance of the Timber Notes (the “Required Liquidity Amount”). On June 20, 2003, the Scotia LLC Line of Credit was extended to July 7, 2006. At or near the completion of such extension, Scotia LLC intends to request that the Scotia LLC Line of Credit be extended for an additional period of not less than 364 days. If not extended, Scotia LLC may draw upon the full amount available. The amount drawn would be repayable in 12 semiannual installments on each note payment date (after the payment of certain other items, including the Aggregate Minimum Principal Amortization Amount, as defined, then due), commencing approximately two and one-half years following the date of the draw. Borrowings under the Scotia LLC Line of Credit generally bear interest at the Base Rate (as defined in the agreement) plus 0.25% or at LIBOR plus 1.0% (at any time the borrowings have not been continually outstanding for more than six months). At December 31, 2004, Scotia LLC could have borrowed a maximum of $57.1 million under the Scotia LLC Line of Credit, and there was $18.2 million outstanding under the Scotia LLC Line of Credit. At January 31, 2005, the maximum availability under the Scotia LLC Line of Credit was $55.9 million, and there were $45.9 million in borrowings outstanding under this facility. As discussed further in Note 1, Scotia LLC is experiencing financial difficulties due to regulatory restrictions on its ability to harvest. As a result, Scotia LLC may not have adequate availability under the Scotia LLC Line of Credit to pay the entire amount of interest due on the Timber Notes in July 2005. Such a failure to pay interest would constitute an event of default under the Timber Notes Indenture.

8.	Long-term Debt

     Principal amounts of long-term debt consist of the following (in millions):

	December 31,
	2004	2003
6.55% Scotia LLC Class A-1 Timber Notes due July 20, 2028	$61.7	$83.9
7.11% Scotia LLC Class A-2 Timber Notes due July 20, 2028	243.2	243.2
7.71% Scotia LLC Class A-3 Timber Notes due July 20, 2028	463.3	463.3
7.56% Lakepointe Notes due June 8, 2021	115.8	117.2
7.03% Motel Notes due May 1, 2018	47.3	48.5
6.08% Beltway Notes due November 9, 2024	29.8	30.4
7.12% Palmas Notes due December 20, 2030	29.6	30.0
Other notes and contracts, primarily secured by receivables, buildings, real estate and equipment	6.4	24.4

	997.1	1,040.9
Less: current maturities	(20.2)	(28.5)
Timber Notes held in SAR Account	(64.9)	(58.9)

	$912.0	$953.5

     The amount attributable to the Timber Notes held in the SAR Account of $61.8 million at December 31, 2004, reflected in Note 4 represents the amount paid to acquire $64.9 million principal amount of Timber Notes.

     The Company’s publicly traded debt instruments (the Timber Notes and the Palmas Notes) are thinly traded financial instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market. The fair value of publicly traded debt is determined based on quoted market prices. The fair value of debt which is not publicly traded is estimated using cash flows discounted at current borrowing rates. At December 31, 2004, the estimated fair value of current and long-term debt was $809.3 million. At December 31, 2003, the estimated fair value of the Company’s current and long-term debt was $801.2 million.

     Scotia LLC Timber Notes

     Scotia LLC issued $867.2 million aggregate principal amount of Timber Notes on July 20, 1998. The Timber Notes and the Scotia LLC Line of Credit are secured by a lien on (i) Scotia LLC’s timber, timberlands and timber rights and (ii) substantially all of Scotia LLC’s other property. The Timber Notes Indenture permits Scotia LLC to have outstanding up to $75.0 million of non-recourse indebtedness to acquire additional timberlands, as well as to issue additional timber notes provided certain conditions are met (including repayment or redemption of the remaining $61.7 million of Class A-1 Timber Notes and that the remaining Timber Notes meet certain ratings standards).

     The Timber Notes were structured to link, to the extent of cash available, the deemed depletion of Scotia LLC’s timber (through the harvest and sale of logs) to the required amortization of the Timber Notes. The required amount of amortization on any Timber Notes payment date is determined by various mathematical formulas set forth in the Timber Notes Indenture. Principal and interest are payable semi-annually, generally on January 20 and July 20 of each year. The minimum amount of principal which Scotia LLC must pay (on a cumulative basis and subject to available cash) through any Timber Notes payment date is referred to as Minimum Principal Amortization. If the Timber Notes were amortized in accordance with Minimum Principal Amortization, the final installment of principal would be paid on July 20, 2028. The minimum amount of principal which Scotia LLC must pay (on a cumulative basis) through any Timber Notes payment date in order to avoid payment of prepayment or deficiency premiums is referred to as “Scheduled Amortization.” If all payments of principal were made in accordance with Scheduled Amortization, Scotia LLC would pay the final installment of principal on January 20, 2014. Such final installment would include a single “bullet” principal payment of $463.3 million related to the Class A-3 Timber Notes.

     In November 1999, $169.0 million of funds from the sale of 5,600 acres of timberlands (the “Headwaters Timberlands”) were contributed to Scotia LLC and set aside in the SAR Account. Amounts in the SAR Account are part of the collateral securing the Timber Notes and are used to make principal payments to the extent that cash flows from operations are insufficient to pay Scheduled Amortization on the Class A-1 and Class A-2 Timber Notes. In addition, during the six years beginning January 20, 2014, any amounts then remaining in the SAR Account would be used to amortize the Class A-3 Timber Notes. Funds may from time to time be released to Scotia LLC from the SAR Account if the amount in the account at that time exceeds the Required Scheduled Amortization Reserve Balance (as defined and set forth in the Timber Notes Indenture). If the balance in the SAR Account falls below the Required Scheduled Amortization Reserve Balance, up to 50% of any Remaining Funds (funds that could otherwise be released to Scotia LLC free of the lien securing the Timber Notes) are required to be used on each monthly deposit date to replenish the SAR Account. As of December 31, 2004, the amount held in the SAR Account was $27.6 million below the Required Scheduled Amortization Reserve Balance.

     On the note payment date in January 2004, Scotia LLC had $4.1 million set aside in the note payment account to pay the $27.2 million of interest due (net of $2.0 million of additional interest due in respect of Timber Notes held by Scotia LLC). The funds available under the Scotia LLC Line of Credit were used to pay the remaining $23.1 million of interest due. Scotia LLC repaid $12.7 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

     On the note payment date in July 2004, Scotia LLC used $26.6 million (net of $2.1 million of additional interest due in respect of Timber Notes held by Scotia LLC) of the funds available under the Scotia LLC Line of Credit to pay the entire $26.6 million of interest due. Scotia LLC repaid $4.5 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

     On the note payment date in January 2005, Scotia LLC used $26.3 million (net of $2.2 million of additional interest due in respect of Timber Notes held by Scotia LLC) of the funds available under the Scotia LLC Line of Credit to pay the entire $26.3 million of interest due. Scotia LLC repaid $10.6 million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

     During 2004, $10.9 million of funds from the SAR Account were used to repurchase $11.0 million principal amount of Timber Notes, as permitted under the Timber Notes Indenture, resulting in a loss of $0.3 million (net of unamortized deferred financing costs) on the repurchase of debt.

     As discussed further in Note 1, Scotia LLC is experiencing financial difficulties due to regulatory restrictions on its ability to harvest. As a result, Scotia LLC may not have adequate funds to pay the entire amount of interest due on the Timber Notes in July 2005. Such an event would constitute an event of default under the Timber Notes Indenture.

     Lakepointe Notes

     In June 2001, Lakepointe Assets Holdings LLC (“Lakepointe Assets”), an indirect wholly owned subsidiary of the Company, financed the purchase of Lake Pointe Plaza, an office complex located in Sugarland, Texas, with $122.5 million principal amount of 7.56% non-recourse notes due June 8, 2021 (the “Lakepointe Notes”). The Lakepointe Notes are secured by operating leases, Lake Pointe Plaza and a $60.0 million residual value insurance contract.

     Motel Notes

     In December 2002, Motel Assets Holdings LLC (“Motel Assets”), an indirect wholly owned subsidiary of the Company, financed the purchase of a portfolio of sixteen motel properties located in ten different states with $49.4 million principal amount of 7.03% non-recourse notes due May 1, 2018 (the “Motel Notes”). The Motel Notes are secured by an operating lease (see Note 14), the properties, and an $11.2 million residual value insurance contract.

     Beltway Notes

     In November 2002, Beltway Assets LLC (“Beltway Assets”), an indirect wholly owned subsidiary of the Company, financed the purchase of an office building located in Houston, Texas, with $30.9 million principal amount of 6.08% non-recourse notes due November 9, 2024 (the “Beltway Notes”). The Beltway Notes are secured by an operating lease (see Note 14), the building, and an $11.2 million residual value insurance contract.

     Palmas Country Club, Inc. Notes

     In October 2000, Palmas Country Club, Inc., which owns two golf courses and other related assets, financed the construction and refurbishment of these assets with $30.0 million principal amount of 7.12% notes due December 20, 2030 (the “Palmas Notes”). The Palmas Notes are secured by the country club assets and a letter of credit.

     Maturities

     Scheduled maturities of long-term debt outstanding at December 31, 2004, are as follows (in millions):

	Years Ending December 31,
	2005	2006	2007	2008	2009	Thereafter
Timber Notes	$15.6	$18.2	$26.5	$25.0	$19.6	$598.4
Lakepointe Notes	1.0	1.3	1.7	1.8	2.0	108.0
Motel Notes	1.3	1.3	1.4	1.8	2.2	39.3
Beltway Notes	0.6	0.6	0.7	0.7	0.8	26.4
Palmas Notes	0.4	0.4	0.5	0.5	0.6	27.2
Other	1.3	0.6	0.5	0.4	0.1	3.5

	$20.2	$22.4	$31.3	$30.2	$25.3	$802.8

     The scheduled maturities for the Timber Notes reflected in the table above are based on Scheduled Amortization (subject to available cash).

     Capitalized Interest

     Interest capitalized during the years ended December 31, 2004, 2003 and 2002 was $0.8 million, $0.1 million and 0.9 million, respectively. Interest capitalized on Palco’s new Scotia sawmill amounted to $0.7 million for the year ended December 31, 2004.

     Loan Covenants

     Certain debt instruments restrict the ability of the Company’s subsidiaries to transfer assets, make loans and advances or pay dividends to the Company, and require certain subsidiaries to maintain a minimum net worth.

9.	Income Taxes

     The Company files consolidated federal income tax returns together with its domestic subsidiaries, other than Kaiser and its subsidiaries. Kaiser and its domestic subsidiaries are members of a separate consolidated return group that files its own consolidated federal income tax returns.

     Loss before income taxes, minority interests and discontinued operations by geographic area is as follows (in millions):

	Years Ended December 31,
	2004	2003	2002
Domestic	$(46.9)	$(10.6)	$(96.0)
Foreign	—	—	—

	$(46.9)	$(10.6)	$(96.0)

     Income taxes are classified as either domestic or foreign based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is subject to domestic income taxes.

     The benefit (provision) for income taxes on loss before income taxes, minority interests and discontinued operations consists of the following (in millions):

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$—	$—	$—
State and local	(1.3)	—	(0.1)
Foreign	(0.2)	—	(0.5)

	(1.5)	—	(0.6)

Deferred:
Federal	—	—	4.6
State and local	1.8	(1.0)	10.4
Foreign	—	—	—

	1.8	(1.0)	15.0

	$0.3	$(1.0)	$14.4

     A reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to loss before income taxes, minority interests and discontinued operations is as follows (in millions):

	Years Ended December 31,
	2004	2003	2002
Loss before income taxes, minority interests and discontinued operations	$(46.9)	$(10.6)	$(96.0)

Amount of federal income tax benefit based upon the statutory rate	$16.4	$3.7	$33.6
Changes in valuation allowances and revision of prior years’ tax estimates	(16.0)	(4.9)	(24.1)
Foreign taxes, net of federal tax benefit	(0.2)	—	(0.5)
State and local taxes, net of federal tax effect	0.4	0.5	8.1
Adjustments due to deconsolidation of Kaiser	—	—	(3.1)
Other	(0.3)	(0.3)	0.4

	$0.3	$(1.0)	$14.4

     Changes in valuation allowances and revision of prior years’ tax estimates, as shown in the table above, include changes in valuation allowances with respect to deferred income tax assets, amounts for the reversal of reserves which the Company no longer believes are necessary, and other changes in prior years’ tax estimates. Changes in valuation allowances and revision of prior years’ tax estimates includes $15.8 million for 2002, which is attributable to additional valuation allowances on Kaiser’s loss and credit carryforwards (see “—Kaiser’s Income Taxes” below). Generally, the other reversal of reserves relates to the expiration of the relevant statute of limitations with respect to certain income tax returns or the resolution of specific income tax matters with the relevant tax authorities.

     The components of the Company’s net deferred income tax assets (liabilities) are as follows (in millions):

	December 31,
	2004	2003
Deferred income tax assets:
Postretirement benefits other than pensions	$5.1	$5.0
Loss and credit carryforwards	141.3	136.0
Other liabilities	20.6	21.4
Real estate	17.3	20.2
Timber and timberlands	14.9	9.5
Other	34.2	33.0
Valuation allowances	(78.3)	(67.5)

Total deferred income tax assets, net	155.1	157.6

Deferred income tax liabilities:
Property, plant and equipment	(60.3)	(57.4)
Deferred gains on sales of timber and timberlands	—	(6.6)
Other	(10.5)	(11.2)

Total deferred income tax liabilities	(70.8)	(75.2)

Net deferred income tax assets	$84.3	$82.4

     The Company evaluated all appropriate factors in determining the realizability of the $141.3 million in deferred tax assets attributable to loss and credit carryforwards. These factors included any limitations on the use of loss and credit carryforwards, results of operations for 2004 and prior years, the reversal of deferred gains, other temporary differences, the year the carryforwards expire and the levels of taxable income necessary for utilization. The Company also considered the potential recognition of the deferred gains on sales of timber and timberlands. Based on this evaluation, the Company provided valuation allowances of $19.0 million and $5.0 million in 2004 and 2003, respectively. With respect to the $64.5 million of deferred tax assets attributable to loss and credit carryforwards for which a valuation allowance has not been provided, the Company believes that it is more likely than not that it will realize the benefit for these carryforwards.

     The net deferred income tax assets in the above table do not include any potential tax benefit attributable to the Company’s investment in its Kaiser shares. For federal tax purposes, the Company’s basis is estimated to be $379.3 million (as compared to $(516.2) million reflected in these financial statements), which would result in a federal tax benefit at current federal statutory income tax rates of approximately $132.8 million. Should the Company dispose of its investment in Kaiser or should the Company’s investment in Kaiser be determined to be worthless, the Company can give no assurance that any tax benefit could be realized from the losses due to limitations imposed under the Internal Revenue Code relating to capital losses.

     As of December 31, 2004 and 2003, $0.2 million and $0.1 million, respectively, of the net deferred income tax assets listed above are included in prepaid expenses and other current assets. Certain other portions of the deferred income tax liabilities listed above are included in other accrued liabilities and other noncurrent liabilities.

     The following table presents the estimated tax attributes for federal income tax purposes at December 31, 2004, attributable to the Company (in millions). The utilization of certain of these tax attributes is subject to limitations.

		Expiring
Regular tax attribute carryforwards:
Current year net operating loss	$37.3	2024
Prior year net operating losses	325.8	2006-2023
Alternative minimum tax credits	1.8	Indefinite
Passive activity losses	7.3	Indefinite

Alternative minimum tax attribute carryforwards:
Current year net operating loss	$40.1	2024
Prior year net operating losses	347.4	2006-2023

     The Company’s operations are subject to the jurisdiction of multiple tax authorities and their review of taxable income as reported in the Company’s tax filings. Determination of taxable income in any jurisdiction requires the interpretation of related tax laws, regulations, judicial decisions and administrative interpretations of the local tax authority. As a result, the Company is subject to tax assessments in such jurisdictions including the re-determination of taxable income by tax authorities that may not agree with the Company’s interpretations and positions taken. The Company believes that it has adequately provided for any such potential assessments under the guidance of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Further, the Company believes amounts currently provided for any such potential assessments will not be settled within the next twelve months and settlement of such amounts would not have a significant impact on the Company’s consolidated financial position, results of operations and/or liquidity.

     As discussed in Note 1, the liquidity issues being experienced by Palco and Scotia LLC could result in claims against and could have adverse impacts on MAXXAM Parent, MGHI and/or MGI. It is possible that certain transactions could be entered into in connection with a potential restructuring or reorganization of Palco or Scotia LLC, such as a sale of all or a portion of the equity ownership in Palco and/or Scotia LLC, a sale of a substantial portion of Palco’s and/or Scotia LLC’s assets and/or a cancellation of some or all of Palco’s and/or Scotia LLC’s indebtedness, which could require the utilization of all or a substantial portion of, or the loss of a significant portion of, the Company’s net operating losses for federal and state income tax purposes and could require tax payments.

   Kaiser’s Income Taxes

     Kaiser and its domestic subsidiaries are members of a separate consolidated return group which files its own consolidated federal income tax return. During the period from October 28, 1988, through June 30, 1993, Kaiser and its domestic subsidiaries were included in the consolidated federal income tax returns of the Company. The tax allocation agreements of Kaiser and KACC with the Company terminated pursuant to their terms, effective for taxable periods beginning after June 30, 1993. However, payments or refunds for periods prior to July 1, 1993 related to certain jurisdictions could still have been required pursuant to Kaiser’s and KACC’s respective tax allocation agreements with the Company. In January 2003, the Company and Kaiser entered into a settlement agreement providing that no further payments would be due by either party to the other party under the tax allocation agreements. On February 24, 2003, the Bankruptcy Court approved this agreement. The Company had a reserve of $35.3 million related to the tax allocation agreements which was reversed in 2002 since this matter was resolved with no payment to Kaiser. See Note 11.

10. Employee Benefit and Incentive Plans

     Pension and Other Postretirement Benefit Plans

     The Company has various retirement plans which cover essentially all employees. Most of the Company’s employees are covered by defined benefit plans. The benefits are determined under formulas based on the employee’s years of service, age and compensation.

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

     The funded status of the Company’s pension and other postretirement benefit plans and the accrued benefit liability included in other long-term liabilities as of December 31, 2004 and 2003, respectively, were as follows (in millions):

	Pension Benefits		Medical/Life Benefits
	Years Ended December 31,
	2004	2003	2004	2003
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$84.2	$74.6	$11.4	$10.0
Service cost	2.9	2.7	0.5	0.4
Interest cost	5.4	5.1	0.7	0.6
Plan participants’ contributions	—	—	—	1.4
Actuarial (gain) loss	8.3	5.3	0.8	2.4
Curtailments, settlements and amendments	0.1	(1.1)	—	(1.3)
Benefits paid	(2.9)	(2.4)	(0.8)	(2.1)

Projected benefit obligation at end of year	$98.0	$84.2	$12.6	$11.4

Change in plan assets:
Fair value of plan assets at beginning of year	$56.8	$43.2	$—	$—
Actual return on assets	5.4	11.3	—	—
Employer contributions	1.0	4.6	0.8	0.8
Plan participants’ contributions	—	—	1.7	1.3
Benefits paid	(2.9)	(2.3)	(2.5)	(2.1)

Fair value of plan assets at end of year	$60.3	$56.8	$—	$—

Funded status:
Projected benefit obligation in excess of plan assets	$(37.7)	$(27.5)	$(12.6)	$(11.4)
Unrecognized actuarial loss (gain)	20.5	12.6	2.9	2.1
Unrecognized prior service costs	(0.2)	(0.2)	(1.8)	(2.1)

Net amount recognized	$(17.4)	$(15.1)	$(11.5)	$(11.4)

Amounts recognized in the Consolidated Balance Sheet:
Accrued benefit liability	$(30.6)	$(21.4)	$(11.5)	$(11.4)
Intangible asset	—	—	—	—
Accumulated other comprehensive income	13.2	6.3	—	—

Net amount recognized	$(17.4)	$(15.1)	$(11.5)	$(11.4)

     A minimum pension liability adjustment is required when the actuarial present value of the accumulated benefit obligation exceeds the fair value of plan assets and accrued pension liability. In 2004, a minimum liability pre-tax adjustment of $6.9 million was reflected as an increase in accrued benefit liability with an offsetting pre-tax charge to stockholders’ deficit recorded as a component of other comprehensive income (loss). In 2003, the partial reversal of a minimum liability pre-tax adjustment of $1.9 million was recorded as a reduction of the accrued benefit liability with an offsetting reduction of stockholders’ deficit as a component of other comprehensive income (loss).

     The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $90.9 million and $60.3 million, respectively, as of December 31, 2004, and $78.2 million and $56.8 million, respectively, as of December 31, 2003.

     The components of pension and other postretirement medical benefits expense for the three years ended December 31, 2004, were as follows (in millions):

	Pension Benefits			Medical/Life Benefits
	Years Ended December 31,
	2004	2003	2002	2004	2003	2002
Components of net periodic benefit costs:
Service cost	$2.9	$2.7	$2.5	$0.5	$0.4	$0.4
Interest cost	5.4	5.1	4.8	0.7	0.6	0.7
Expected return on assets	(5.1)	(4.6)	(4.5)	—	—	—
Amortization of prior service costs	—	0.1	0.1	(0.2)	(0.2)	—
Recognized net actuarial (gain) loss	—	—	(0.1)	—	—	(0.1)

Net periodic benefit costs	3.2	3.3	2.8	1.0	0.8	1.0
Curtailments, settlements and other	—	0.1	0.2	(0.1)	0.3	(0.5)

Adjusted net periodic benefit costs	$3.2	$3.4	$3.0	$0.9	$1.1	$0.5

     The measurement date used for the Company’s pension and postretirement benefit plans was December 31, 2004. The underlying assumptions of the Company’s pension and other postretirement benefit plans for the three years ended December 31, 2004, were as follows:

	Pension Benefits			Medical/Life Benefits
	Years Ended December 31,
	2004	2003	2002	2004	2003	2002
Weighted-average assumptions:
Discount rate used to determine benefit obligation	5.875%	6.25%	6.75%	5.875%	6.25%	6.75%
Discount rate used to determine net periodic benefit cost	6.25%	6.75%	6.75%	6.25%	6.75%	6.75%
Expected return on plan assets	8.50%	8.00%	8.00%	—	—	—
Rate of compensation increase	4.11%	4.20%	5.00%	—	—	—

     The average annual assumed rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) for 2005 is 10.0% for all participants. The rate of increase is assumed to decline gradually to 5.0% in 2010 for all participants and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates as of December 31, 2004 would have the following effects (in millions):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost components	$0.2	$(0.1)
Effect on the postretirement benefit obligations	1.5	(1.2)

     The plans’ investments are held under a trust agreement with an independent trustee. The plans’ Investment Committees establish the investment policies for the plans’ assets and have selected certain investment funds maintained by the trustee for investment of plan assets. The Investment Committees also determine the portion of plan assets to be invested in such funds. The trustee selects third party investment managers for these funds and the portion of each fund to be managed by the respective investment managers. The investment managers in turn determine in which equity, debt and/or other securities the assets under their direction will be invested. Actual investment results achieved by the investment funds are reviewed by the Investment Committees on a regular basis. As of December 31, 2004, the Investment Committees’ target asset allocations were 70% for equity securities and 30% for fixed income securities.

     The weighted-average asset allocations for the Company’s pension plans at December 31, 2004 and 2003, by asset category are as follows:

	Years Ended December 31,
	2004	2003
Asset Category:
Equity securities	71%	70%
Debt securities	29	30

Total	100%	100%

     The expected rate of return on plan assets assumption, used in the determination of net periodic pension cost, will be increased from 8.50% to 8.75% for 2005. The Company’s expected rate of return assumption is based on historical returns on plan assets and the expected long-term returns for the asset allocation targets in place at December 31, 2004.

     The Company’s funding policy is to make annual contributions to the plans which equal or exceed the minimum funding requirements of ERISA. The Company is in compliance with this policy. An assumed long-term rate of return on plan assets of 8.0% was used in the determination of the ERISA minimum funding requirements for the plan years ended December 31, 2004 and 2003. Expected funding requirements for pension benefits for 2005 range from $2.2 million to $2.4 million. Expected funding requirements for postretirement medical benefits for 2005 range from $0.8 million to $0.9 million.

     The Company also has unfunded Supplemental Executive Retirement Plans that provide certain key employees defined pension benefits that supplement those provided by the Company’s other retirement plans. The Company had $3.2 million and $2.8 million accrued as projected benefit obligations in the Consolidated Balance Sheet for such plans at December 31, 2004 and 2003, respectively.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in respect of the Company’s pension and postretirement benefit plans (in millions):

	Pension	Medical/
Years Ended December 31,	Benefits	Life Benefits
2005	$3.0	$0.9
2006	3.2	0.8
2007	3.5	0.9
2008	3.7	1.0
2009	4.1	1.0
Years 2010-2014	27.6	6.0

     Savings and Incentive Plans

     The Company has various defined contribution savings plans designed to enhance the existing retirement programs of participating employees. Expenses incurred by the Company for all of these plans were $0.7 million, $0.7 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

11. Investment in Kaiser

     Reorganization Proceedings

     Kaiser, its wholly owned subsidiary, Kaiser Aluminum and Chemical Corporation (“KACC”), and 24 of KACC’s subsidiaries have filed separate voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for reorganization under Chapter 11 of the Bankruptcy Code. Kaiser, KACC and the 15 subsidiaries of KACC that filed petitions on February 12, 2002, are collectively referred to herein as the “Original Debtors.” Additional subsidiaries of KACC filed petitions in the first quarter of 2003. The Original Debtors and the additional debtors are collectively referred to herein as the “Debtors,” and the Chapter 11 proceedings of these entities are collectively referred to herein as the “Cases.” For purposes of these financial statements, the term “Filing Date” means, with respect to any particular Debtor, the date on which such Debtor filed its Case. The Cases are being jointly administered. The Debtors are managing their businesses in the ordinary course as debtors-in-possession subject to the control and administration of the Bankruptcy Court.

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

     Kaiser has indicated that its objective in the Cases is to achieve the highest possible recoveries for all stakeholders, consistent with the Debtors’ abilities to pay, and to continue the operation of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or achieve a successful reorganization. While valuation of the Debtors’ assets and estimates of pre-Filing Date claims at this stage of the Cases is subject to inherent uncertainties, Kaiser has indicated that the Debtors believe that, in the aggregate, it is likely that their liabilities will be found to significantly exceed the fair value of their assets. The Debtors therefore currently believe that it is likely that substantially all pre-Filing Date claims will be settled at less than 100% of their face value. With respect to the Company’s interest in Kaiser, the Debtors have indicated that the equity of Kaiser’s stockholders, including the Company, will likely be cancelled without consideration.

     As provided by the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days following the initial Filing Date. The Bankruptcy Court has subsequently approved several extensions of the exclusivity period for the Debtors. Most recently, the Bankruptcy Court approved an extension of exclusivity as to certain Debtors to April 30, 2005, and through June 30, 2005, for the remaining Debtors. Kaiser has indicated that additional extensions may be sought. However, no assurance can be given that any such future extension requests will be granted by the Bankruptcy Court. If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the requisite number of creditors and equity holders entitled to vote on the plan, other parties in interest in the Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

     In March 2002, the Company filed a suit requesting the Bankruptcy Court to find that it has no further obligations to the Debtors under certain tax allocation agreements. The Company’s suit was based on the assertion that the agreements are personal contracts and financial accommodations which cannot be assumed under the Bankruptcy Code. Kaiser and the Company subsequently settled this suit, which settlement was approved by the Bankruptcy Court on February 24, 2003. Pursuant to the settlement, the parties agreed to release each other from all present and future claims or obligations under the tax allocation agreements. The Company had a reserve of $35.3 million related to the tax allocation agreements which was reversed in 2002 since this matter was resolved with no payment to Kaiser.

     In April 2002, Kaiser filed a motion seeking an order of the Bankruptcy Court prohibiting the Company (or MGHI), without first seeking Bankruptcy Court relief, from disposing of its Kaiser stock (the “Kaiser Shares”), including any sale, transfer, or exchange of such stock or treating any of the Kaiser Shares as worthless for federal income tax purposes. Kaiser indicated in its Bankruptcy Court filing that it was concerned that such a transaction could have the effect of depriving Kaiser of the ability to utilize the full value of its net operating losses, foreign tax credits and minimum tax credits. In July 2002, the Company and MGHI agreed with Kaiser that they would not dispose of any of their Kaiser shares prior to a hearing on the April 2002 motion. The parties also agreed that the Company (or MGHI) may upon 10 days written notice to Kaiser (a) request the Bankruptcy Court to hear the matter at a special hearing or (b) have the matter heard at one of Kaiser’s scheduled monthly bankruptcy hearings.

     Kaiser’s common stock is publicly traded on the OTC Bulletin Board under the trading symbol “KLUCQ.OB.” The market value for the 50,000,000 Kaiser Shares, based on the price per share quoted at the close of business on March 1, 2005, was $4.5 million. There can be no assurance that such value would be realized should the Kaiser Shares be sold.

12. Commitments and Contingencies

     Commitments

     The Company leases certain facilities and equipment under operating leases. Minimum rental commitments under operating leases at December 31, 2004, are as follows:

Years Ended December 31,	(In millions)
2005	$3.3
2006	2.9
2007	2.5
2008	1.7
2009	0.9
Thereafter	2.1

Total minimum lease payments	$13.4

     Rental expense for operating leases was $4.7 million, $4.3 million and $5.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     The Company owns certain commercial properties which are leased to tenants under operating leases. Lease terms average 20 years. Minimum rentals on operating leases are contractually due as follows:

Years Ended December 31,	(In millions)
2005	$17.1
2006	17.3
2007	17.5
2008	17.8
2009	18.0
Thereafter	208.1

Total minimum rentals	$295.8

Contingencies

     Forest Products Operations

     Regulatory and environmental matters play a significant role in the Company’s forest products business, which is subject to a variety of California and federal laws and regulations, as well as the HCP, dealing with timber harvesting practices, threatened and endangered species and habitat for such species, and air and water quality.

     Environmental Plans

     From March 1999 until October 2002, Scotia LLC prepared THPs in accordance with the SYP. The SYP was intended to comply with regulations of the California Department of Forestry and Fire Protection (“CDF”) requiring timber companies to project timber growth and harvest on their timberlands over a 100-year planning period and to demonstrate sustained yield, i.e. that their projected average annual harvest for any decade within a 100-year planning period would not exceed the average annual growth level during the last decade of the 100-year planning period. The forest practice rules allow companies which do not have a sustained yield plan to follow an alternative procedure to document compliance with the sustained yield requirements. As discussed below, on October 31, 2003, the Court hearing the EPIC-SYP/Permits lawsuit (as defined below) entered a judgment invalidating the SYP and the incidental take permits issued by California pursuant to the HCP (“California Permits”), and that decision is now on appeal. As a result of an earlier stay order issued in this case, Scotia LLC has since October 2002 been obtaining review and approval of THPs under this alternative procedure and expects to follow this procedure until approval of its pending Option A plan (“Option A Plan”), which is an alternative to a sustained yield plan.

     The HCP and related incidental take permits issued by the federal government pursuant to the HCP (“Federal Permits”) allow incidental “take” of certain federally listed species located on the Company’s timberlands so long as there is no “jeopardy” to the continued existence of such species. The HCP identifies the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent practicable. The HCP and Federal

Permits have terms of 50 years. Since the consummation of the Headwaters Agreement in March 1999, there has been a significant amount of work required in connection with the implementation of the HCP and SYP (together, the “Environmental Plans”), and this work is expected to continue for several more years.

     Water Quality

     Laws and regulations dealing with water quality are impacting the Company primarily in four areas: efforts by the federal Environmental Protection Agency (“EPA”) and the North Coast Water Board to establish total maximum daily load limits (“TMDLs”) in watercourses that have been declared to be water quality impaired; actions by the North Coast Water Board to impose waste discharge reporting requirements in respect of watersheds on Palco’s timberlands and in some cases, clean-up or prevention measures; actions by the North Coast Water Board during the THP approval process which impose certain operational requirements on individual THPs; and a directive of the North Coast Water Board to its staff to develop WWDRs for the Freshwater and Elk River watersheds.

     Under the federal Clean Water Act (“CWA”), the EPA is required to establish TMDLs in watercourses that have been declared to be “water quality impaired.” The EPA and the North Coast Water Board are in the process of establishing TMDLs for many northern California rivers and certain of their tributaries, including nine watercourses that flow within the Company’s timberlands. The Company expects this process to continue into 2010. The final TMDL requirements applicable to the Company’s timberlands may require aquatic protection measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process provided for in the HCP.

     Beginning with the 2002-2003 winter operating period, Palco has been required to submit “Reports of Waste Discharge” to the North Coast Water Board each year in order to conduct winter harvesting activities in the Elk River and Freshwater watersheds. After consideration of these reports, the North Coast Water Board imposed requirements on Palco to implement additional mitigation and erosion control practices in these watersheds for these winter operating periods. In addition, the North Coast Water Board has extended the requirements for certain mitigation and erosion control practices to the Bear, Jordan and Stitz watersheds. Reporting and mitigation requirements imposed by the North Coast Water Board have significantly increased operating costs and may in the future further increase costs or cause delays in THP approvals.

     The North Coast Water Board has also issued a clean up and abatement order (the “Elk River Order”) which is aimed at addressing existing sediment production sites in the Elk River watershed through clean up actions. The North Coast Water Board has also initiated the process which could result in similar orders for the Freshwater and Bear Creek watersheds, and is contemplating similar actions for the Jordan and Stitz Creek watersheds. The Elk River Order has resulted in increased costs to Palco that could extend over a number of years. Additional orders in other watersheds (should they be issued) may also result in further cost increases. Palco’s appeal of the Elk River Order to the State Water Resources Control Board (the “State Water Board”) was denied. Palco has appealed the decision of the State Water Board but is holding such appeal in abeyance until resolution of the THP 520 lawsuit discussed below.

     In addition to the foregoing actions, the North Coast Water Board in December 2003 directed its staff to create WWDRs for the Freshwater and Elk River watersheds. As harvesting activities on the Company’s timberlands cannot readily be moved between watersheds due to, among other things, historic harvest patterns, adjacency restrictions, and the age classes of trees, that action and the other matters described above could, in addition to the potential effects noted above, individually or collectively result in reduced harvest. In that regard, the staff of the North Coast Water Board has not yet formulated the required WWDRs for the Freshwater and Elk River watersheds. As a result, the North Coast Water Board has failed to release for harvest a number of the Company’s THPs which have already been approved by the other government agencies which review the Company’s THPs. The unreleased THPs represent a significant portion of the Company’s planned harvest for the first half of 2005. The ongoing delay in receiving the approval of the North Coast Water Board has adversely impacted the cash flows of both the Company and Palco. See Note 1 for further discussion.

     The above matters could individually or collectively result in reduced harvest levels as Palco is not able to readily move its harvesting activities between watersheds due to, among other things, historic harvest patterns, adjacency restrictions, and the age classes of trees.

     Effective January 1, 2004, California Senate Bill 810 provides regional water quality control boards with additional authority related to the approval of THPs on land within impaired watersheds. The Company is uncertain of the operational and financial effects which will ultimately result from Senate Bill 810; however, because substantially all rivers and waterbodies on the Company’s timberlands are classified as sediment-impaired, implementation of this law could result in delays in obtaining approvals of THPs, lower harvest levels and increased costs and additional protection measures beyond those contained in the HCP. Also see the description of a case entitled The Pacific Lumber Company, et al. v. California State Water Resources Control Board (the “THP No. 520 lawsuit”) below.

     Timber Harvest Litigation

     A California state court has invalidated the SYP in connection with two lawsuits filed against Palco, as described below, which decision has been appealed. Other pending judicial and administrative proceedings, as discussed below, could affect Palco’s ability to implement the HCP, implement certain approved THPs, or carry out other operations, as discussed below.

     In March 1999, an action entitled Environmental Protection Information Association, Sierra Club v. California Department of Forestry and Fire Protection, California Department of Fish and Game, The Pacific Lumber Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. (the “EPIC-SYP/Permits lawsuit”) was filed. This action alleged, among other things, various violations of the CESA and the California Environmental Quality Act, and challenged, among other things, the validity and legality of the SYP and the California Permits. The plaintiffs sought, among other things, to set aside California’s approval of the SYP and the California Permits and injunctive relief to prevent implementation of THPs approved in reliance upon these documents. In March 1999, a similar action, entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v. California Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation (the “USWA lawsuit”), was filed challenging the validity and legality of the SYP. The EPIC-SYP/Permits and USWA lawsuits were consolidated for trial.

     Following trial, the Court on October 31, 2003, entered a judgment invalidating the SYP and the California Permits due to several deficiencies in agency procedures and the failure of Palco to submit a complete and comprehensible SYP. The Court’s decision, however, allowed for harvesting on THPs which rely on the SYP and were approved prior to July 23, 2003. The short-term effect of the ruling was to preclude approval, under the SYP, of a small number of THPs which were under review but had not been approved, and a minor reduction in 2003 harvesting that had been expected from these specific THPs. As a result of this case, Palco has since October 2002, when the Court issued a stay order preventing future reliance upon the SYP, been obtaining review and approval of new THPs under a procedure provided for in the forest practice rules that does not depend upon the SYP and the California Permits. Palco expects to follow this procedure until the Option A plan is approved. Palco and the State of California have appealed the October 31, 2003, decision. In September 2004, the Court granted the plaintiffs’ request for reimbursement of an aggregate of $5.8 million in attorneys fees and other expenses incurred in connection with these matters. Palco and the State of California have also appealed this decision.

     In July 2001, an action entitled Environmental Protection Information Center v. The Pacific Lumber Company, Scotia Pacific Company LLC (the “Bear Creek lawsuit”) was filed and later amended to add the EPA as a defendant. The lawsuit alleges that Palco’s harvesting and other forestry activities under certain of its approved THPs will result in discharges of pollutants in violation of the CWA. The plaintiff asserts that the CWA requires the defendants to obtain a permit from the North Coast Water Board before beginning timber harvesting and road construction activities and is seeking to enjoin these activities until such permit has been obtained. The plaintiff also seeks civil penalties of up to $27,500 per day for the defendant’s alleged continued violation of the CWA. On October 14, 2003, in connection with certain motions that had been filed, the Court upheld the validity of an EPA regulation which exempts harvesting and other forestry activities from certain discharge requirements.

     Both state and federal agencies, along with Palco and other timber companies, have relied upon this regulation for more than 25 years. However, the Court interpreted the regulation in such a way as to narrow the forestry operations which are exempted, thereby limiting the regulation’s applicability and subjecting culverts and ditches to permit requirements. This ruling has widespread implications for the timber industry in the United States. The case is not yet final as the trial has not yet been held, and there are many unresolved issues involving interpretation of the Court’s decision and its application to actual operations. Should the decision ultimately become final and held to apply to all Palco’s timber operations, it may have some or all of the following effects: imposing additional permitting requirements, delaying approvals of THPs, increasing harvesting costs, and adding water protection measures beyond those contained in the HCP. Nonetheless, it is not likely that civil penalties will be awarded for operations that occurred prior to the Court’s decision due to the historical reliance by timber companies on the regulation and the Company’s belief that the requirements under the HCP are adequate to ensure that sediment and pollutants from harvesting activities on Palco’s timberlands will not reach levels harmful to the environment. While the impact of a conclusion to this case that upholds the October 14, 2003, ruling may be adverse, the Company does not believe that such an outcome would have a material adverse impact on the Company’s consolidated financial condition, results of operations or liquidity. Nevertheless, due to the numerous ways in which the Court’s interpretation of the regulation could be applied to actual operations, there can be no assurance that this will be the case.

     On November 20, 2002, two similar actions entitled Alan Cook, et al. v. Gary Clark, et al. (the “Cook action”) and Steve Cave, et al. v. Gary Clark, et al. (the “Cave action”) were filed, which also name Palco and certain affiliates as defendants. On April 4, 2003, the plaintiffs in these actions filed amended complaints and served the defendants with notice of the actions. The Cook action alleges, among other things, that defendants’ logging practices have contributed to an increase in flooding along Freshwater Creek (which runs through Palco’s timberlands), resulting in personal injury and damage to the plaintiffs’ properties. Plaintiffs further allege that in order to have THPs approved in the affected areas, the defendants engaged in certain unfair business practices. The plaintiffs seek, among other things, compensatory and exemplary damages, injunctive relief, and appointment of a receiver to ensure that the watershed is restored. The Cave action contains similar allegations and requests similar relief with respect to the Elk River watershed (a portion of which is contained on the Company’s timberlands). The Company does not believe the resolution of these actions should result in a material adverse effect on its consolidated financial condition, results of operations or liquidity.

     On February 25, 2003, the District Attorney of Humboldt County filed a civil suit entitled The People of the State of California v. The Pacific Lumber Company, Scotia Pacific Holding Company and Salmon Creek Corporation (the “Humboldt DA action”). The suit was filed under California’s unfair competition law and alleges that Palco used certain unfair business practices in connection with completion of the Headwaters Agreement, and that this resulted in these companies being able to harvest significantly more trees under the Environmental Plans than would have otherwise been the case. The suit sought a variety of remedies including a civil penalty of $2,500 for each additional tree that has been or will be harvested due to this alleged increase in harvest, as well as restitution and an injunction in respect of the additional timber harvesting allegedly being conducted. In response to motions filed by Palco for sanctions and dismissal of this suit, on April 30, 2004, the Court issued a ruling requiring the District Attorney to amend his suit to prove that “extrinsic” fraud occurred. In addition, the Court eliminated the remedies being sought, other than for civil penalties, and suggested that it would be inappropriate to base civil penalties on the additional trees harvested. The Court also ruled that it declined “at this juncture” to impose sanctions on the District Attorney. The District Attorney subsequently amended his suit, and Palco later filed new motions to dismiss and for sanctions. After delays resulting from the District Attorney’s efforts to disqualify the trial judge, and that judge’s later self-disqualification, a hearing on these motions was held on February 18, 2005. The Court rejected the sanctions motion, but has not yet ruled on the motion for dismissal. The Company believes that this suit is without merit and that the April 30, 2004, ruling diminished significantly its exposure with respect to this matter; however, there can be no assurance that Palco will ultimately prevail or that an adverse outcome would not be material to the Company’s consolidated financial condition, results of operations and/or liquidity.

     On December 17, 2003, an action entitled Humboldt Watershed Council, et al. v. North Coast Regional Water Quality Board, et al. (the “HWC 2003 lawsuit”), naming Palco as a real party in interest, was filed. The plaintiffs allege that the North Coast Water Board should have required waste discharge reports in respect of all timber harvesting activities in the Freshwater and Elk River watersheds, including those of Palco. This action has been dismissed by the plaintiffs.

     On November 2, 2004, an action entitled Environmental Protection Information Center v. U.S. Fish & Wildlife Service, NOAA Fisheries, et al. was filed. This lawsuit alleges that two federal agencies have violated certain federal laws and related regulations in connection with their oversight of the HCP and Federal Permits. The plaintiff also alleges that the Federal Permit for the northern spotted owl was unlawfully issued and that Palco violated California’s unfair competition law by using false advertising and making misleading environmental claims. The plaintiff seeks a variety of remedies including requiring additional actions by the federal agencies and precluding them from authorizing take of the northern spotted owl, an injunction requiring Palco to cease certain alleged unlawful activities, as well as restitution and remediation by Palco. The Company does not believe the resolution of this action should result in a material adverse effect on its consolidated financial condition, results of operations or liquidity.

     On November 16, 2001, Palco filed the THP No. 520 lawsuit alleging that the State Water Board had no legal authority to impose mitigation measures that were requested by the staff of the North Coast Water Board during the THP review process and rejected by the CDF prior to approving the THP. When the staff of the North Coast Water Board attempted to impose these mitigation measures in spite of the CDF’s decision, Palco appealed to the State Water Board, which imposed certain of the requested mitigation measures and rejected others. Palco filed the THP No. 520 lawsuit challenging the State Water Board’s decision, and in January 2003, the Superior Court granted Palco’s request for an order invalidating the imposition of these additional measures. The State Water Board appealed this decision, and on March 18, 2004, the appellate court reversed the decision of the Superior Court. The appellate court’s decision could result in increased demands by the regional and state water boards and their staffs to impose controls and limitations upon Palco’s timber harvesting beyond those provided for by the Environmental Plans or could provide additional regulatory powers to the regional and state water boards and their staffs beyond those provided in Senate Bill 810. Palco filed a petition for review of the appellate court’s decision by the California Supreme Court, which in June 2004 agreed to review the decision.

     OTS Contingency and Related Matters

     On December 26, 1995, the United States Department of Treasury’s Office of Thrift Supervision (the “OTS”) initiated a formal administrative proceeding (the “OTS action”) against the Company and others alleging, among other things, misconduct by the Company and certain of its affiliated persons (collectively, the “Respondents”) and others with respect to the failure of United Savings Association of Texas (“USAT”). The OTS sought damages ranging from $326.6 million to $821.3 million under various theories. On October 17, 2002, the OTS action was settled for $0.2 million with no admission of wrongdoing on the part of the Respondents.

     As a result of the dismissal of OTS action, a related civil action, alleging damages in excess of $250.0 million, was subsequently dismissed. This action, entitled the Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (the “FDIC action”), was originally filed by the Federal Deposit Insurance Corporation (“FDIC”) in August 1995, against Mr. Charles E. Hurwitz (Chairman and Chief Executive Officer of the Company).

     On May 31, 2000, the Respondents filed a counterclaim to the FDIC action. On November 8, 2002, the Respondents filed an amended counterclaim and an amended motion for sanctions (collectively, the “Sanctions Motion”). The Sanctions Motion states that the FDIC illegally paid the OTS to bring the OTS action against the Respondents and that the FDIC illegally sued for an improper purpose (i.e., in order to acquire timberlands held by a subsidiary of the Company). The Respondents are seeking as a sanction to be made whole for the attorneys’ fees they have paid (plus interest) in connection with the OTS and FDIC actions. As of December 31, 2004, such fees were in excess of $40.4 million. The Respondents are pursuing this claim vigorously.

     The Company’s bylaws provide for indemnification of its officers and directors to the fullest extent permitted by Delaware law. The Company is obligated to advance defense costs to its officers and directors, subject to the individual’s obligation to repay such amount if it is ultimately determined that the individual was not entitled to indemnification. In addition, the Company’s indemnity obligation can, under certain circumstances, include amounts other than defense costs, including judgments and settlements.

     On January 16, 2001, an action entitled Alan Russell Kahn v. Federated Development Co., MAXXAM Inc., et al. (the “Kahn lawsuit”) was filed. The plaintiff purports to bring this action as a stockholder of the Company derivatively on behalf of the Company. The lawsuit concerns the OTS and FDIC actions, and the Company’s advancement of fees and expenses on behalf of Federated and certain of the Company’s directors in connection with these actions. It alleges that the defendants have breached their fiduciary duties to the Company, and have wasted corporate assets, by allowing the Company to bear all of the costs and expenses of Federated and certain of the Company’s directors related to the OTS and FDIC actions. The plaintiff seeks to require Federated and certain of the Company’s directors to reimburse the Company for all costs and expenses incurred by the Company in connection with the OTS and FDIC actions, and to enjoin the Company from advancing to Federated or certain of the Company’s directors any further funds for costs or expenses associated with these actions. The parties to the Kahn lawsuit have agreed to an indefinite extension of the defendants’ obligations to respond to the plaintiffs’ claims. Although it is impossible to assess the ultimate outcome of the Kahn lawsuit, the Company believes that the resolution of this matter should not result in a material adverse effect on its consolidated financial condition, results of operations or liquidity.

     Other Matters

     On September 2, 2004, the Company was advised that one of its former subsidiaries is a successor to a company which manufactured munitions for the U.S. Navy during World War II. The current owner of the underlying property, which is located in Cranbury, New Jersey, is seeking the Company’s participation in efforts to address contamination of the site which resulted from such operations. The current owner estimates that the costs to determine what remedial actions are needed, and to perform any remedial actions determined necessary, could range from $3.0 million to $8.0 million. Costs for the investigation and remediation could exceed $8.0 million as the result of information learned during the investigation. The Company is currently in the process of determining the extent of its liability, which could require payment of a substantial portion of the costs, as well as the availability of funding from the U.S. Navy and insurance coverage for these activities. Such investigation is anticipated to take several months to complete. Selling, general and administrative expenses for the year ended December 31, 2004, included $1.9 million related to this matter.

     On January 21, 2004, the owner of the Candelero Hotel located at Palmas filed a lawsuit against PDMPI claiming an easement on certain property owned by PDMPI as well as damages. On September 30, 2004, this matter was settled by an agreement in which the hotel owner dismissed all of its claims and agreed to purchase for $9.0 million a parcel of land that included the area covered by the alleged easement. This transaction closed in November 2004.

     The Company is involved in other claims, lawsuits and proceedings. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred or their effect on the Company, management believes that the resolution of such uncertainties and the incurrence of such costs should not result in a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

13. Stockholders’ Deficit

     Preferred Stock

     The holders of the Company’s Class A Preferred Stock are entitled to receive, if and when declared, preferential cash dividends at the rate of $0.05 per share per annum and participate thereafter on a share for share basis with the holders of Common Stock in any cash dividends, other than cash dividends on the Common Stock in any fiscal year to the extent not exceeding $0.05 per share. Stock dividends declared on the Common Stock would result in the holders of the Class A Preferred Stock receiving an identical stock dividend payable in shares of Class A Preferred Stock. At the option of the holder, the Class A Preferred Stock is convertible at any time into shares of Common Stock at the rate of one share of Common Stock for each share of Class A Preferred Stock. Each holder of Class A Preferred Stock is generally entitled to ten votes per share on all matters presented to a vote of the Company’s stockholders.

     Stock Option Plans

     In 2002, the Company adopted the MAXXAM 2002 Omnibus Employee Incentive Plan (the “2002 Omnibus Plan”). Up to 700,000 shares of common stock and 70,000 shares of Class A Preferred Stock were reserved for awards pursuant to the 2002 Omnibus Plan, of which 198,220 and 70,000 shares, respectively, were available to be awarded at December 31, 2004. The 2002 Omnibus Plan replaced the MAXXAM 1994 Omnibus Plan (the “1994 Omnibus Plan”). Any shares which were not then already the subject of grants under the 1994 Omnibus Plan are no longer available to be awarded.

     The options (or rights, as applicable) granted in 2004, 2003 and 2002 generally vest at the rate of 20% per year commencing one year from the date of grant. The following table summarizes the options or rights outstanding and exercisable relating to the Company’s stock option plans. The prices shown are the weighted average price per share for the respective number of underlying shares.

	2004		2003		2002
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,145,390	$24.16	992,650	$25.58	800,100	$30.12
Granted	111,400	33.00	176,240	19.72	215,850	9.40
Exercised	(10,110)	15.76	—	—	—	—
Expired or forfeited	(72,480)	29.93	(23,500)	51.12	(23,300)	31.40

Outstanding at end of year	1,174,200	24.71	1,145,390	24.16	992,650	25.58

Exercisable at end of year	666,118	$28.73	570,890	$31.74	431,620	$36.15

     The following table summarizes information about stock options outstanding as of December 31, 2004:

		Weighted Average
Range of		Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Exercisable	Exercise Price
$ 9.40-$15.88	330,340	7.26	$11.68	177,590	$12.79
$16.38-$19.72	459,160	7.58	18.49	215,228	17.98
$30.38-$45.50	245,700	6.32	38.76	134,300	43.55
$46.80-$56.00	139,000	2.93	51.40	139,000	51.40

	1,174,200	6.68	24.71	666,118	28.73

     In addition to the options reflected in the table above, 256,808 shares of restricted Common Stock granted under the 1994 Omnibus Plan are outstanding. These shares are subject to certain restrictions that lapse in 2014.

     Concurrent with the adoption of the 1994 Omnibus Plan, the Company adopted the MAXXAM 1994 Non-Employee Director Plan (the “1994 Director Plan”). Up to 35,000 shares of Common Stock are reserved for awards under the 1994 Director Plan. Options were granted to non-employee directors to purchase 2,400 shares of common stock in 2004, 2003 and 2002, respectively. The weighted average exercise prices of these options are $24.90, $12.15 and $11.00 per share, respectively, based on the quoted market price at the date of grant. The options vest at the rate of 25% per year commencing one year from the date of grant. At December 31, 2004, options for 19,100 shares were outstanding, 13,100 of which were exercisable.

     Shares Reserved for Issuance

     At December 31, 2004, the Company had 2,976,898 common shares and 160,000 Class A Preferred shares reserved for future issuances in connection with various options, convertible securities and other rights as described above.

     Rights

     On December 15, 1999, the Board of Directors of the Company declared a dividend to its stockholders consisting of (i) one Series A Preferred Stock Purchase Right (the “Series A Right”) for each outstanding share of the Company’s Class A Preferred Stock and (ii) one Series B Preferred Stock Purchase Right (the “Series B Right”) for each outstanding share of the Common Stock. The Series A Rights and the Series B Rights are collectively referred to herein as the “Rights”. The Rights are exercisable only if a person or group of affiliated or associated persons (an “Acquiring Person”) acquires beneficial ownership, or the right to acquire beneficial ownership, of 15% or more of the Company’s Common Stock, or announces a tender offer that would result in beneficial ownership of 15% or more of the outstanding Common Stock. Any person or group of affiliated or associated persons who, as of December 15, 1999, was the beneficial owner of at least 15% of the outstanding Common Stock will not be deemed to be an Acquiring Person unless such person or group acquires beneficial ownership of additional shares of Common Stock (subject to certain exceptions). Each Series A Right, when exercisable, entitles the registered holder to purchase from the Company one share of Class A Preferred Stock at an exercise price of $165.00. Each Series B Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of the Company’s new Class B Junior Participating Preferred Stock, with a par value of $0.50 per share (the “Junior Preferred Stock”), at an exercise price of $165.00 per one-hundredth of a share. The Junior Preferred Stock has a variety of rights and preferences, including a liquidation preference of $75.00 per share and voting, dividend and distribution rights which make each one-hundredth of a share of Junior Preferred Stock equivalent to one share of Common Stock.

     Under certain circumstances, including if any person becomes an Acquiring Person other than through certain offers for all outstanding shares of stock of the Company, or if an Acquiring Person engages in certain “self-dealing” transactions, each Series A Right would enable its holder to buy Class A Preferred Stock (or, under certain circumstances, preferred stock of an acquiring company) having a value equal to two times the exercise price of the Series A Right, and each Series B Right shall enable its holder to buy Common Stock of the Company (or, under certain circumstances, common stock of an acquiring company) having a value equal to two times the exercise price of the Series B Right. Under certain circumstances, Rights held by an Acquiring Person will be null and void. In addition, under certain circumstances, the Board is authorized to exchange all outstanding and exercisable Rights for stock, in the ratio of one share of Class A Preferred Stock per Series A Right and one share of Common Stock per Series B Right. The Rights, which do not have voting privileges, expire on December 11, 2009, but may be redeemed by action of the Board prior to that time for $0.01 per right, subject to certain restrictions.

     Voting Control

     As of December 31, 2004, Mr. Charles E. Hurwitz beneficially owned (exclusive of securities acquirable upon exercise of stock options but inclusive of securities as to which Mr. Hurwitz disclaims beneficial ownership) directly and through various entities (principally Gilda Investments, LLC, a wholly owned subsidiary of Giddeon Holdings, Inc.) an aggregate of 99.1% of the Company’s Class A Preferred Stock and 47.9% of the Company’s Common Stock (resulting in combined voting control of approximately 74.9% of the Company). Mr. Hurwitz is the Chairman of the Board and Chief Executive Officer of the Company and President and Director of Giddeon Holdings, Inc. Giddeon Holdings, Inc. is wholly owned by Mr. Hurwitz, members of his immediate family and trusts for the benefit thereof.

14. Significant Acquisitions and Dispositions

     Motel Six Properties

     In December 2002, Motel Assets acquired two business trusts which own a portfolio of sixteen motel properties located in ten different states. These properties secure the Motel Notes which had an outstanding principal balance of $47.3 million at December 31, 2004. Upon closing of the transaction, Motel Assets made a cash payment of $3.5 million. The Motel Notes have an interest rate of 7.03% with a May 1, 2018, maturity date. Motel Assets acquired the properties subject to an existing lease agreement under which the properties are fully leased through April 2019, and under which all obligations are guaranteed by the parent company of the current tenant. Motel Assets is accounting for the lease as an operating lease. The Motel Notes are secured by the lease, the properties, and an $11.2 million residual value insurance contract.

     Cooper Cameron Building

     In November 2002, Beltway Assets acquired an office building located in Houston, Texas, for a purchase price of $32.7 million. The transaction was financed with a cash payment of $3.0 million and proceeds of $29.7 million (net of $1.3 million of deferred financing costs) from the issuance of the Beltway Notes, which had an outstanding principal balance of $29.8 million at December 31, 2004. The Beltway Notes have an interest rate of 6.08% and a November 9, 2024 maturity date. At the time of the acquisition, Beltway Assets simultaneously leased the property back to the seller for a period of 22 years. Beltway Assets is accounting for the lease as an operating lease. The Beltway Notes are secured by the building, the lease, and an $11.2 million residual value insurance contract.

     Timberland Transactions

     In November 2003, Palco and Scotia LLC sold approximately 681 acres of timberlands within an area known as the Grizzly Creek grove. Palco received $10.0 million in cash, while Scotia LLC received $8.2 million in cash. The Company recognized a gain of $16.8 million in 2003 related to this sale.

15. Supplemental Cash Flow and Other Information

	Years Ended December 31,
	2004	2003	2002
	(In millions)
Supplemental information on non-cash investing and financing activities:
Transfer of marketable debt securities from held-to-maturity to available-for-sale	$—	$14.4	$—
Repurchases of debt using restricted cash and marketable securities	10.9	5.4	—

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$72.7	$75.0	$83.3
Income taxes paid, net	0.4	0.4	0.2

16. Quarterly Financial Information (Unaudited)

     Summary quarterly financial information for the years ended December 31, 2004 and 2003 is as follows (in millions, except share information):

	Three Months Ended
	March 31	June 30	September 30	December 31
2004:
Net sales	$68.9	$92.5	$81.5	$104.6
Loss before income taxes	(20.3)	(5.3)	(20.1)	(1.2)
Net loss	(20.3)	(5.3)	(20.2)	(0.8)

Basic and diluted loss per common and common equivalent share	$(3.40)	$(0.89)	$(3.37)	$(0.13)

2003:
Net sales	$74.9	$78.5	$89.4	$93.8
Income (loss) before income taxes	(10.5)	(8.1)	(6.3)	14.3
Net income (loss)	(10.5)	(8.1)	(6.3)	13.3

Basic earnings (loss) per common and common equivalent share	$(1.61)	$(1.24)	$(0.96)	$1.91

Diluted earnings (loss) per common and common equivalent share	$(1.61)	$(1.24)	$(0.96)	$1.88

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

     As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

Changes in Internal Control over Financial Reporting

     Since September 30, 2004, there have been no changes in the Company’s internal controls over financial reporting that materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed “to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.” (§240.13a-15(f) of the Securities and Exchange Commission’s Regulation S-K).

     In designing and evaluating the internal control over financial reporting, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

     As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Dated: March 14, 2005

Attestation Report of the Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MAXXAM Inc.
Houston, Texas

We have audited management’s assessment, included in the accompanying Annual Report on Internal Controls over Financial Reporting, that MAXXAM Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, and stockholders’ deficit for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). Our report dated March 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules based on our audit and the report of other auditors and included an explanatory paragraph regarding the ability of MAXXAM Inc. and subsidiaries to realize their timber related assets and discharge their timber related liabilities in the normal course of business and to continue as a going concern.

DELOITTE & TOUCHE LLP

Houston, Texas
March 14, 2005

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

     Certain information required under Part III (Items 10 through 14) has been omitted from this Report since the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A which involves the election of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
(a) Index to Financial Statements

1. Financial Statements (included under Item 8):

Report of Independent Registered Public Accounting Firm	46
Consolidated Balance Sheet at December 31, 2004 and 2003	47
Consolidated Statement of Operations for the Years Ended December 31, 2004, 2003 and 2002	48
Consolidated Statement of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	49
Consolidated Statement of Stockholders’ Deficit for the Years Ended December 31, 2004, 2003 and 2002	50
Notes to Consolidated Financial Statements	51

2. Financial Statement Schedules:

Schedule I – Condensed Financial Information of Registrant at December 31, 2004 and 2003 and for the Years Ended December 31, 2004, 2003 and 2002	91

All other schedules are inapplicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

(b) Exhibits

     Reference is made to the Index of Exhibits at the end of this Report, which index is incorporated herein by reference.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

MAXXAM INC.

BALANCE SHEET (Unconsolidated)
(In millions of dollars, except share information)

	December 31,
	2004	2003
Assets

Current assets:
Cash and cash equivalents	$8.7	$2.1
Marketable securities and other investments	100.9	86.7
Other current assets	7.0	7.3

Total current assets	116.6	96.1
Deferred income taxes	58.4	61.2
Other assets	0.4	1.0

	$175.4	$158.3

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and other accrued liabilities	$4.7	$4.5

Total current liabilities	4.7	4.5
Payables to subsidiaries, net of receivables and advances	190.9	188.9
Losses recognized in excess of investment in Kaiser	516.2	516.2
Losses recognized in excess of investments in subsidiaries	87.1	25.9
Other noncurrent liabilities	33.6	24.7

Total liabilities	832.5	760.2

Stockholders’ deficit:
Preferred stock, $0.5 par value; $0.75 liquidation preference; 2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible Preferred Stock; 669,019 and 669,040 shares issued, respectively; 668,174 and 668,195 shares outstanding, respectively	0.3	0.3
Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359 shares issued; 5,976,487 and 5,976,466 shares outstanding, respectively	5.0	5.0
Additional capital	225.3	225.3
Accumulated deficit	(666.4)	(619.8)
Accumulated other comprehensive loss	(96.6)	(88.0)
Treasury stock, at cost (shares held: preferred – 845; common – 4,086,872 and 4,086,893, respectively)	(124.7)	(124.7)

Total stockholders’ deficit	(657.1)	(601.9)

	$175.4	$158.3

See notes to consolidated financial statements and accompanying notes.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

MAXXAM INC.

STATEMENT OF OPERATIONS (Unconsolidated)
(In millions of dollars)

	Years Ended December 31,
	2004	2003	2002
Investment, interest and other income (expense), net	$3.7	$13.4	$4.1
Intercompany interest income (expense), net	(9.9)	(16.1)	(26.9)
Interest expense	(0.1)	—	(0.3)
General and administrative expenses	(16.0)	(8.4)	(9.4)
Equity in losses of subsidiaries	(28.9)	(8.9)	(56.4)

Loss before income taxes	(51.2)	(20.0)	(88.9)
Credit for income taxes	4.6	8.4	4.9

Net loss	$(46.6)	$(11.6)	$(84.0)

See notes to consolidated financial statements and accompanying notes.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

MAXXAM INC.

STATEMENT OF CASH FLOWS (Unconsolidated)
(In millions of dollars)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(46.6)	$(11.6)	$(84.0)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in losses of subsidiaries	28.9	8.9	56.4
Non-cash stock-based compensation expense	6.1	0.8	0.1
Net (gains) losses on marketable securities and other investments	2.2	(5.2)	2.2
Decrease in payable to affiliates	—	—	(35.3)
Decrease in receivables, prepaids and other assets	0.7	10.9	1.2
Decrease (increase) in deferred income tax assets	3.2	(8.1)	30.3
(Increase) decrease in accounts payable and other liabilities	1.0	(2.3)	(2.3)

Net cash used for operating activities	(4.5)	(6.6)	(31.4)

Cash flows from investing activities:
Net sales (purchases) of marketable securities and other investments	(17.5)	(7.6)	48.1
Dividends received from subsidiaries	5.9	4.3	—
Investments in and net advances from (to) subsidiaries	23.0	19.6	(19.7)
Capital expenditures	(0.3)	(0.1)	(0.1)

Net cash provided by investing activities	11.1	16.2	28.3

Cash flows from financing activities:
Treasury stock repurchases	—	(9.0)	—

Net cash used for financing activities	—	(9.0)	—

Net increase (decrease) in cash and cash equivalents	6.6	0.6	(3.1)
Cash and cash equivalents at beginning of year	2.1	1.5	4.6

Cash and cash equivalents at end of year	$8.7	$2.1	$1.5

Supplementary schedule of non-cash investing and financing activities:
Deferral of interest payment on intercompany note payable	$11.3	$11.4	$20.7
Distribution of assets from subsidiaries	—	—	1.0
Non-cash dividends received from subsidiaries	21.6	14.7	60.0
Supplemental disclosure of cash flow information:
Interest paid	$0.5	$0.4	$7.0

See notes to consolidated financial statements and accompanying notes.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

MAXXAM INC.

NOTES TO FINANCIAL STATEMENTS

1. Investment in Kaiser

     On February 12, 2002, Kaiser Aluminum Corporation (“Kaiser”) and certain of its subsidiaries (the “Debtors”) filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result, Kaiser’s financial results were deconsolidated beginning February 12, 2002, and MAXXAM Inc. (the “Company”) began reporting its investment in Kaiser using the cost method. Since Kaiser’s results are no longer consolidated and the Company believes that it is not probable that it will be obligated to fund losses related to its investment in Kaiser, any adjustments made in Kaiser’s financial statements subsequent to February 12, 2002 (relating to the recoverability and classification of recorded asset amounts and classification of liabilities or the effects on existing stockholders’ deficit as well as adjustments made to Kaiser’s financial information for loss contingencies and other matters discussed in the notes to the Consolidated Financial Statements) are not expected to impact the Company’s financial results. While valuation of the Debtors’ assets and pre-filing date claims at this stage of the bankruptcy cases is subject to inherent uncertainties, Kaiser has indicated that the Debtors believe that it is likely that their liabilities will be found to exceed the fair value of their assets. The Debtors therefore believe that it is likely that pre-filing date claims will be settled at less than 100% of their face value and the equity of Kaiser’s stockholders, including the Company, will be cancelled without consideration.

2. Deferred Income Taxes

     The deferred income tax assets and liabilities reported in the accompanying unconsolidated balance sheet are determined by computing such amounts on a consolidated basis for the Company and members of its consolidated federal income tax return group, and then reducing such consolidated amounts by the amounts recorded by the Company’s subsidiaries pursuant to their respective tax allocation agreements with the Company. The Company’s net deferred income tax assets relate primarily to loss and credit carryforwards, net of valuation allowances. The Company evaluated all appropriate factors to determine the proper valuation allowances for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization. Based on this evaluation, the Company has concluded that it is more likely than not that it will realize the benefit of the carryforwards for which valuation allowances were not provided.

3. Notes Payable to Subsidiaries, Net of Notes Receivable and Advances

     The Company’s indebtedness to its subsidiaries, which includes accrued interest, consists of the following (in millions):

	December 31,
	2004	2003
Note payable to MAXXAM Group Holdings Inc. (“MGHI”)	$182.3	$170.9
Net advances	8.6	18.0

	$190.9	$188.9

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXXAM INC.

Date: March 16, 2005	By:	PAUL N. SCHWARTZ

Paul N. Schwartz
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 16, 2005	By:	CHARLES E. HURWITZ

Charles E. Hurwitz
Chairman of the Board and Chief Executive Officer

Date: March 16, 2005	By:	J. KENT FRIEDMAN

J. Kent Friedman
Vice Chairman of the Board and
General Counsel

Date: March 16, 2005	By:	ROBERT J. CRUIKSHANK

Robert J. Cruikshank
Director

Date: March 16, 2005	By:	EZRA G. LEVIN

Ezra G. Levin
Director

Date: March 16, 2005	By:	STANLEY D. ROSENBERG

Stanley D. Rosenberg
Director

Date: March 16, 2005	By:	MICHAEL J. ROSENTHAL

Michael J. Rosenthal
Director

Date: March 16, 2005	By:	PAUL N. SCHWARTZ

Paul N. Schwartz
President, Chief Financial Officer and Director
(Principal Financial Officer and
Interim Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit
Number	Description
3.1	Restated certificate of incorporation of the Company (conformed to include all amendments and certificates of designation thereto and incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

3.2	Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Rights of the Company’s Class B Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989)

3.3	Certificate of Designations of Class A $.05 Non-Cumulative Participating Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999; the “Company 1999 Form 10-K”)

3.4	Amended and Restated By-laws of the Company, dated March 30, 2000 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

4.1	Rights Agreement, dated December 15, 1999, by and between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 8-K dated December 15, 1999)

4.2	Palco Credit Agreement, dated January 23, 2004, among Palco, Britt, Bank of America, N.A., as Agent, and the Lenders from time to time party thereto (incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.3	Amendment No. 1 to the Palco Credit Agreement, dated May 7, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

4.4	Amendment No. 2 to the Palco Credit Agreement, dated October 20, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

4.5	Amendment No. 3 to the Palco Credit Agreement, dated February 22, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated February 25, 2005)

4.6	[Reserved]

4.7	Timber Notes Indenture (the “Timber Notes Indenture”), dated July 20, 1998, between Scotia LLC and State Street Bank and Trust Company regarding Scotia LLC’s Class A-1, Class A-2 and Class A-3 Timber Collateralized Notes (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998; the “Company June 1998 Form 10-Q”)

4.8	First Supplemental Indenture, dated July 16, 1999, to the Timber Notes Indenture (incorporated herein by reference to Exhibit 4.1 to Scotia LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999; File No. 333-63825; the “Scotia LLC June 1999 Form 10-Q”)

4.9	Second Supplemental Indenture, dated November 18, 1999, to the Timber Notes Indenture (incorporated herein by reference to Exhibit 99.3 to Scotia LLC’s Report on Form 8-K dated November 19, 1999; File No. 333-63825)

4.10	Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Proceeds, dated July 20, 1998 (incorporated herein by reference to Exhibit 4.2 to the Company June 1998 Form 10-Q)

Exhibit
Number	Description
4.11	Credit Agreement (the “Scotia LLC Line of Credit”), dated July 20, 1998, among Scotia LLC, the financial institutions party thereto and Bank of America, N.A., as Agent (incorporated herein by reference to Exhibit 4.3 to the Company June 1998 Form 10-Q)

4.12	First Amendment, dated July 16, 1999, to the Scotia LLC Line of Credit (incorporated herein by reference to Exhibit 4.2 to the Scotia LLC June 1999 Form 10-Q)

4.13	Second Amendment, dated June 15, 2001, to the Scotia LLC Line of Credit (incorporated herein by reference to Exhibit 4.1 to Scotia LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001; File No. 333-63825)

4.14	Third Amendment, dated June 30, 2003, to the Scotia LLC Line of Credit (incorporated herein by reference to Exhibit 4.1 to Scotia LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003; File No. 333-63825)

4.15	Loan Agreement, dated June 28, 2001, between Lakepointe Assets LLC and Legg Mason Real Estate Services, Inc. (incorporated herein by reference to Exhibit 4.2 to MGHI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001; File No. 333-18723; the “MGHI June 2001 Form 10-Q”)

4.16	Promissory Note, dated June 28, 2001, between Lakepointe Assets LLC and Legg Mason Real Estate Services, Inc. (incorporated herein by reference to Exhibit 4.3 to the MGHI June 2001 Form 10-Q)

4.17	Lease Agreement, dated June 28, 2001, between Lakepointe Assets LLC and Fluor Enterprises Inc. (incorporated herein by reference to Exhibit 10.1 to the MGHI June 2001 Form 10-Q)

4.18	Guarantee of Lease dated June 28, 2001, between Fluor Corporation and Lakepointe Assets LLC (incorporated herein by reference to Exhibit 10.2 to the MGHI June 2001 Form 10-Q)

Note: Pursuant to Regulation § 229.601, Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Company hereby agrees to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Company and its consolidated subsidiaries (and for any of its unconsolidated subsidiaries for which financial statements are required to be filed) wherein the total amount of securities authorized thereunder does not exceed 10 percent of the total consolidated assets of the Company

10.1	Tax Allocation Agreement (“MGHI Tax Allocation Agreement”), dated December 23, 1996, between the Company and MGHI (incorporated herein by reference to Exhibit 10.1 to MGHI’s Registration Statement on Form S-4; Registration No. 333-18723)

10.2	Amendment of MGHI Tax Allocation Agreement, dated December 31, 2001 (incorporated herein by reference to Exhibit 10.2 to MGHI’s Annual Report on Form 10-K for the year ended December 31, 2001; File No. 333-18723; the “MGHI 2001 Form 10-K”)

10.3	Tax Allocation Agreement (“MGI Tax Allocation Agreement”), dated August 4, 1993, between the Company and MGI (incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to MGI’s Registration Statement on Form S-2; Registration No. 33-56332)

10.4	Amendment of MGI Tax Allocation Agreement, dated December 31, 2001, between the Company and MGI (incorporated herein by reference to Exhibit 10.4 to the MGHI 2001 Form 10-K)

10.5	Tax Allocation Agreement, dated May 21, 1988, among the Company, MGI, Palco and the corporations signatory thereto (incorporated herein by reference to Exhibit 10.8 to Palco’s Annual Report on Form 10-K for the year ended December 31, 1988; File No. 1-9204)

Exhibit
Number	Description
10.6	Tax Allocation Agreement (“Palco Tax Allocation Agreement”), dated March 23, 1993, among Palco, Scotia Pacific Holding Company, Salmon Creek Corporation and the Company (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-1 of Scotia Pacific Holding Company; Registration No. 33-55538)

10.7	Amendment of Palco Tax Allocation Agreement, dated December 31, 2001 (incorporated herein by reference to Exhibit 10.7 to the MGHI 2001 Form 10-K)

10.8	Tax Allocation Agreement, dated February 9, 2004, among Britt, Palco, MGI and the Company (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.9	[Reserved]

10.10	New Master Purchase Agreement, dated July 20, 1998, between Scotia LLC and Palco (incorporated herein by reference to Exhibit 10.1 to MGHI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998; File No. 333-18723; the “MGHI June 1998 Form 10-Q”)

10.11	New Services Agreement, dated July 20, 1998, between Palco and Scotia LLC (incorporated herein by reference to Exhibit 10.2 to the MGHI June 1998 Form 10-Q)

10.12	New Additional Services Agreement, dated July 20, 1998, between Scotia LLC and Palco (incorporated herein by reference to Exhibit 10.3 to the MGHI June 1998 Form 10-Q)

10.13	New Reciprocal Rights Agreement, dated July 20, 1998, among Palco, Scotia LLC and Salmon Creek Corporation (incorporated herein by reference to Exhibit 10.4 to the MGHI June 1998 Form 10-Q)

10.14	New Environmental Indemnification Agreement, dated July 20, 1998, between Palco and Scotia LLC (incorporated herein by reference to Exhibit 10.5 to the MGHI June 1998 Form 10-Q)

10.15	Implementation Agreement with Regard to Habitat Conservation Plan for the Properties of Palco, Scotia LLC and Salmon Creek Corporation, dated March 1, 1999, by and among The United States Fish and Wildlife Service, the National Marine Fisheries Service, the California Department of Fish and Game (“CDF&G”), the CDF and Palco, Salmon Creek Corporation and Scotia LLC (incorporated herein by reference to Exhibit 99.3 to Scotia LLC’s Report on Form 8-K dated March 19, 1999; File No. 333-63825; the “Scotia LLC March 19, 1999 Form 8-K”)

10.16	Agreement Relating to Enforcement of AB 1986, dated February 25, 1999, by and among The California Resources Agency, CDF&G, CDF, The California Wildlife Conservation Board, Palco, Salmon Creek Corporation and Scotia LLC (incorporated herein by reference to Exhibit 99.4 to the Scotia LLC March 19, 1999 Form 8-K)

10.17	Habitat Conservation Plan, dated March 1, 1999, for the Properties of Palco, Scotia LLC and Salmon Creek Corporation (incorporated herein by reference to Exhibit 99.5 to the Scotia LLC March 19, 1999 Form 8-K)

10.18	Letter, dated February 25, 1999, from the CDF to Palco (incorporated herein by reference to Exhibit 99.8 to the Scotia LLC March 19, 1999 Form 8-K)

10.19	Letter, dated March 1, 1999, from the CDF to Palco (incorporated herein by reference to Exhibit 99.9 to the Scotia LLC March 19, 1999 Form 8-K)

10.20	Letter, dated March 1, 1999, from the U.S. Department of the Interior Fish and Wildlife Service and the U.S. Department of Commerce National Oceanic and Atmospheric Administration to Palco, Salmon Creek Corporation and Scotia LLC (incorporated herein by reference to Exhibit 99.10 to the Scotia LLC March 19, 1999 Form 8-K)

10.21	[Reserved]

Exhibit
Number	Description
Executive Compensation Plans and Arrangements

10.22	MAXXAM 2002 Omnibus Employee Incentive Plan (incorporated hereby reference to Exhibit 99 to the Company’s Schedule 14A dated April 30, 2002)

10.23	Form of Stock Option Agreement under the MAXXAM 2002 Omnibus Employee Incentive Plan (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.24	MAXXAM 1994 Omnibus Employee Incentive Plan (incorporated herein by reference to Exhibit 99 to the Company’s Schedule 14A dated April 29, 1994)

10.25	Form of Stock Option Agreement under the MAXXAM 1994 Omnibus Employee Incentive Plan (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994; the “Company 1994 Form 10-K”)

10.26	MAXXAM Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Schedule 14A dated April 20, 2004)

*10.27	Form of Stock Option Agreement under the Amended and Restated Non-Employee Director Plan

10.28	Form of deferred fee agreement for Company directors (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

10.29	MAXXAM 1994 Executive Bonus Plan (Amended and Restated 2003) (incorporated herein by reference to Exhibit 99 to the Company’s Schedule 14A dated April 5, 2004)

10.30	MAXXAM Revised Capital Accumulation Plan of 1988, as amended December 12, 1988 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995)

10.31	MAXXAM Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10(ii) to MGI’s Registration Statement on Form S-4 on Form S-2; Registration No. 33-42300)

10.32	Form of Company deferred compensation agreement (incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.33	Executive Employment Agreement between the Company and J. Kent Friedman dated November 29, 1999 (incorporated herein by reference to Exhibit 10.52 to the Company 1999 Form 10-K)

10.34	Restricted Stock Agreement (“Restricted Stock Agreement”), dated December 13, 1999, between the Company and Charles E. Hurwitz (incorporated herein by reference to Exhibit 10.53 to the Company 1999 Form 10-K)

10.35	Amendment, dated December 16, 2003, to the Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.36	Retention Agreement, dated September 9, 2004, between the Company and Diane Dudley (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated September 9, 2004)

10.37	Consulting Agreement, dated December 30, 2004, between Diane Dudley and the Company (incorporated herein by reference to Exhibit 10.1 the Company’s Report on Form 8-K dated December 30, 2004)

*21.1	List of the Company’s Subsidiaries

*23.1	Consent of Deloitte & Touche LLP

*31.1	Section 302 Certification of Chief Executive Officer

Exhibit
Number	Description
*31.2	Section 302 Certification of Chief Financial Officer

*32.1	Section 906 Certification of Chief Executive Officer

*32.2	Section 906 Certification of Chief Financial Officer

*	Included with this filing

Glossary of Defined Terms

     Set forth below is a list of all terms used and defined in this Report (other than the Exhibit Index) and the Consolidated Financial Statements

1994 Director Plan: The MAXXAM 1994 Non-Employee Director Plan

1994 Omnibus Plan: The MAXXAM 1994 Employee Incentive Omnibus Plan

2002 Omnibus Plan: The MAXXAM 2002 Employee Incentive Omnibus Plan

ACO: Administrative Consent Order concerning the RI/RA in respect of a property in Cranbury, New Jersey

Acquiring Person: A person or group of affiliated or associated persons who acquire beneficial ownership, or the right to acquire beneficial ownership, of 15% or more of the Company’s Common Stock (or announces a tender offer which would have this result)

Alpart: Alumina Partners of Jamaica

APB Opinion No. 25: Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”

Bankruptcy Code: The United States Bankruptcy Code

Bankruptcy Court: The United States Bankruptcy Court for the District of Delaware

Bear Creek lawsuit: An action entitled Environmental Protection Information Association v. Pacific Lumber, Scotia Pacific Company LLC (No. C01-2821) filed in the U.S. District Court for the Northern District of California

Beltway Assets: Beltway Assets LLC, an indirect wholly owned subsidiary of the Company

Beltway Notes: The 6.08% notes of Beltway Assets due in November 2024

BOF: California Board of Forestry and Fire Protection

Britt: Britt Lumber Co., Inc., a wholly owned subsidiary of Palco

California Permits: The Permits issued by California pursuant to the HCP

Cases: The Chapter 11 proceedings of the Debtors

Cave action: An action entitled Steve Cave, et al. v. Gary Clark, et al. (No. DR020719) filed in the Superior Court of Humboldt County, California

CDF: California Department of Forestry and Fire Protection

CEQA: California Environmental Quality Act

CESA: California Endangered Species Act

Class A Preferred Stock: The Company’s Class A $.05 Non-Cumulative Participating Convertible Preferred Stock

Common Stock: The Company’s $0.50 par value common stock

Company: MAXXAM Inc., including its subsidiaries

Cook action: An action entitled Alan Cook, et al. v. Gary Clark, et al. (No. DR020718) filed in the Superior Court of Humboldt County, California

COSO: Committee of Sponsoring Organizations of the Treadway Commission

CWA: Federal Clean Water Act

Debtors: Kaiser, KACC and the subsidiaries of KACC which have filed petitions for reorganization

Elk River Order: Clean up and abatement order issued to Palco by the North Coast Water Board for the Elk River watershed

Environmental Plans: The HCP and the SYP

EPA: Federal Environmental Protection Agency

EPIC-SYP/Permits lawsuit: An action entitled Environmental Protection Information Association, Sierra Club v. California Department of Forestry and Fire Protection, California Department of Fish and Game, The Pacific Lumber Company, Scotia Pacific Company LLC, Salmon Creek Corporation, et al. filed in the Superior Court of Humboldt County, California (No. CV990445)

EPIC-USFWS/NOAA lawsuit: An action entitled Environmental Protection Information Center v. U.S. Fish & Wildlife Service, NOAA Fisheries, et al. (No. C04-4647), filed in U.S. Court for the Northern District of California

ESA: The Federal Endangered Species Act

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

Filing Date: With respect to any particular Debtor, the date on which such Debtor filed its Case

FireRock, LLC: A 50% owned joint venture which develops and manages a real estate project in Arizona

Forest Practice Act: The California Forest Practice Act

FSP FAS 106-2: FASB Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”

GIS: Scotia LLC’s Geographical information system

GPS: Scotia LLC’s Global Positioning System

Gramercy: Kaiser’s alumina refinery located in Gramercy, Louisiana

Harvest Value Schedule: A schedule setting forth SBE Prices which is published biannually by the California State Board of Equalization for purposes of computing yield taxes on timber sales

HCP: The habitat conservation plan covering multiple species approved in March 1999 in connection with the consummation of the Headwaters Agreement

Headwaters Agreement: The agreement among Palco, Scotia LLC, Salmon Creek, the United States and California pursuant to which the Palco Companies transferred to the United States government 5,600 acres of timberlands in exchange for $300 million, approximately 7,700 acres of timberlands, and federal and state government-approved habitat conservation and sustained yield plans

Headwaters Timberlands: Approximately 5,600 acres of Palco timberlands transferred to the United States government as part of the Headwaters Agreement

Humboldt DA action: A civil suit entitled The People of the State of California v. Pacific Lumber, Scotia Pacific Holding Company and Salmon Creek Corporation (No. DR030070) filed in the Superior Court of Humboldt County, California, by the District Attorney of Humboldt County

HWC 2003 lawsuit: An action entitled Humboldt County Watershed Council, et al. v. North Coast Regional Water Quality Control Board, et al. (No. CV030961), naming Palco as real party in interest, filed in the Superior Court of Humboldt County, California

Junior Preferred Stock: $0.50 par value Class B Junior Participating Preferred Stock of the Company

KACC: Kaiser Aluminum & Chemical Corporation, Kaiser’s principal operating subsidiary

Kahn lawsuit: An action entitled Alan Russell Kahn v. Federated Development Co., MAXXAM Inc., et. al. (Civil Action 18623NC) filed in the Delaware Court of Chancery

Kaiser: Kaiser Aluminum Corporation, a subsidiary of the Company engaged in aluminum operations

Kaiser’s Discontinued Operations: Discontinued operations of Kaiser which includes Alpart, Gramercy, KJBC, Valco, Mead Facility, QAL and Kaiser’s hedging operations

Kaiser Shares: 50,000,000 shares of the common stock of Kaiser owned by the Company and MGHI

KJBC: Kaiser Jamaica Bauxite Company

Lakepointe Assets: Lakepointe Assets Holdings LLC, an indirect wholly owned subsidiary of the Company

Lakepointe Notes: The 7.56% notes of Lakepointe Assets and its subsidiaries’ due June 8, 2021

LIBOR: London Inter Bank Offering Rate

Master Purchase Agreement: The agreement between Palco and Scotia LLC that governs all purchases of logs by Palco from Scotia LLC

MAXXAM: MAXXAM Inc., including its subsidiaries

MAXXAM Parent: MAXXAM Inc., excluding its subsidiaries

Mead Facility: Kaiser’s Mead facility and certain related property

MBF: Million board feet

MGHI: MAXXAM Group Holdings Inc., a wholly owned subsidiary of the Company

MGHI Notes: 12% Senior Secured Notes of MGHI

MGI: MAXXAM Group Inc., a wholly owned subsidiary of MGHI

Motel Assets: Motel Assets Holdings LLC, an indirect wholly owned subsidiary of the Company

Motel Notes: The 7.03% notes of Motel Assets and its subsidiaries’ due May 1, 2018

MPC: MAXXAM Property Company, a wholly owned subsidiary of the Company

NJDEP: New Jersey Department of Environmental Protection

North Coast Water Board: California North Coast Regional Water Quality Control Board

Old growth: Trees which have been growing for approximately 200 years or longer

Option A Plan: Palco’s Option A Plan under review by the CDF

Original Debtors: Kaiser, KACC and the 15 subsidiaries of KACC that filed petitions for reorganization on February 12, 2002

OTS: The United States Department of Treasury’s Office of Thrift Supervision

OTS action: A formal administrative proceeding initiated by the OTS against the Company and others on December 26, 1995

Palco: The Pacific Lumber Company, a wholly owned subsidiary of MGI

Palco Companies: Palco, Scotia LLC and Salmon Creek, collectively

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

QAL: Queensland Alumina Limited

Racing Act: Texas Racing Act and related regulations

Racing Commission: Texas Racing Commission

Required Liquidity Amount: One year’s interest on the aggregate outstanding balance of the Timber Notes

Respondents: The Company, Federated, Mr. Charles Hurwitz and the other respondents in the OTS action

Rights: The Series A and B Rights

RI/RA: Remedial investigation and remedial action

RMCAL: A 50% owned joint venture formed to construct and sell 47 villas on a parcel in the Mirada development

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

Scotia LLC Line of Credit: The agreement between a group of lenders and Scotia LLC pursuant to which Scotia LLC may borrow in order to pay up to one year’s interest on the Timber Notes

Scotia LLC Timber: The timber in respect of the Scotia LLC Timberlands and the Scotia LLC Timber Rights

Scotia LLC Timberlands: Approximately 204,000 acres of timberlands owned by Scotia LLC

Scotia LLC Timber Rights: Scotia LLC’s exclusive right to harvest on approximately 12,200 acres of timberlands owned by Palco and Salmon Creek

Series A Right: The Company’s Series A Preferred Stock Purchase Right

Series B Right: The Company’s Series B Preferred Stock Purchase Right

Services Agreement: The agreement between Palco and Scotia LLC regarding services to be provided to Scotia LLC by Palco

SFAS: Statement of Financial Accounting Standards

SFAS No. 66: SFAS No. 66, “Accounting for Sales of Real Estate”

SFAS No. 115: SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”

SFAS No. 123(r): SFAS No. 123 (revised 2004), “Share-Based Payment”

SFAS No. 144: SFAS No. 144 “Accounting for Impairment and Disposal of Long-Lived Assets”

SHRP, Ltd.: Sam Houston Race Park, Ltd., a wholly owned subsidiary of the Company

State Water Board: California State Water Resources Control Board

SYP: The sustained yield plan approved in March 1999, as part of the Headwaters Agreement take: Adverse impacts on species which have been designated as endangered or threatened

THP: Timber harvesting plan required to be filed with and approved by the CDF prior to the harvesting of timber

THP No. 520 lawsuit: An action entitled The Pacific Lumber Company, et al. v. California State Water Resources Control Board (No. DR010860) filed in the Superior Court of Humboldt County, California

Timber Notes: Scotia LLC’s 6.55% Series B Class A-1 Timber Collateralized Notes, 7.11% Series B Class A-2 Timber Collateralized Notes and 7.71% Series B Class A-3 Timber Collateralized Notes due July 20, 2028

Timber Notes Indenture: The indenture governing the Timber Notes

TMDLs: Total maximum daily load limits

USAT: United Savings Association of Texas

USWA lawsuit: An action entitled United Steelworkers of America, AFL-CIO, CLC, and Donald Kegley v. California Department of Forestry and Fire Protection, The Pacific Lumber Company, Scotia Pacific Company LLC and Salmon Creek Corporation (No. CV990452) filed in the Superior Court of Humboldt County, California

Valco: Volta Aluminium Company Limited

WWDRs: Watershed-wide discharge requirements

young growth: Trees which have been growing for less than 200 years