Form 10-Q
period 2005-05-09
MAXXAM INC
filed 2005-05-10
CIK 63814

--------------------------------------------------------------------------------
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

                  ---------------------------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005

               Commission File Number 1-3924

                         MAXXAM INC.
    (Exact name of Registrant as specified in its charter)

                   Delaware                                      95-2078752
         (State or other jurisdiction                         (I.R.S. Employer
       of incorporation or organization)                   Identification Number)

        1330 Post Oak Blvd., Suite 2000
                Houston, Texas                                      77056
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
Yes |X|   No |_|

     The aggregate market value of the voting and non-voting  common equity held by non-affiliates  computed by reference to the price at which the common equity was last sold,  as of the last  business day of the  registrant's  most recently completed second fiscal quarter: $82.4 million.

     Number of shares of common stock outstanding at May 1, 2005: 5,976,542

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
                    Condensed Notes to Consolidated Financial Statements

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                        Results of Operations

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Item 4.   Controls and Procedures

PART II. - OTHER INFORMATION

          Item 1.   Legal Proceedings
          Item 2.   Unregistered Sales of Equity Security and Use of Proceeds
          Item 6.   Exhibits
          Signatures

APPENDIX A - GLOSSARY OF DEFINED TERMS

                   MAXXAM INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET
       (In millions of dollars, except share information)

                                                                                             March 31, December 31,
                                                                                               2005        2004
                                                                                            ---------- ------------
                                                                                                  (Unaudited)

Assets
Current assets:
   Cash and cash equivalents ($4.5 and $3.1, restricted, respectively,).................... $    31.5  $      21.4
   Marketable securities and other short-term investments ($27.3 and $25.1, restricted,
      respectively)........................................................................     130.6        131.7
   Trade and other receivables, net of allowance of $0.6 and $0.6, respectively............      19.4         16.5
   Inventories:
      Lumber...............................................................................      12.8         17.0
      Logs.................................................................................       2.7          7.2
   Real estate held for sale...............................................................      16.7         21.1
   Prepaid expenses and other current assets...............................................      15.1         16.6
                                                                                            ---------- ------------
        Total current assets...............................................................     228.8        231.5
Property, plant and equipment, net of accumulated depreciation of $190.2 and
   $183.4, respectively....................................................................     366.2        370.2
Timber and timberlands, net of accumulated depletion of $223.9 and $222.1,                      213.2        213.6
   respectively............................................................................
Real estate................................................................................      56.0         52.5
Deferred income taxes......................................................................      94.8         94.8
Restricted cash, marketable securities and other investments...............................       4.9         15.6
Intangible assets..........................................................................       3.6          3.8
Long-term receivables and other assets.....................................................      32.8         33.2
                                                                                            ---------- ------------
                                                                                            $ 1,000.3  $   1,015.2
                                                                                            ========== ============
Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable........................................................................ $    10.3  $      14.4
   Accrued interest........................................................................      11.8         24.9
   Other accrued liabilities...............................................................      38.5         39.9
   Short-term borrowings and current maturities of long-term debt..........................      73.6         51.4
                                                                                            ---------- ------------
        Total current liabilities..........................................................     134.2        130.6
Long-term debt, less current maturities....................................................     899.2        912.0
Accrued pension and other postretirement benefits..........................................      42.5         41.8
Losses in excess of investment in Kaiser...................................................     516.2        516.2
Other noncurrent liabilities...............................................................      79.6         71.7
                                                                                            ---------- ------------
        Total liabilities..................................................................   1,671.7      1,672.3
                                                                                            ---------- ------------

Commitments and contingencies (see Note 8)

Stockholders' deficit:
   Preferred stock, $0.50 par value; $0.75 liquidation preference; 2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible
      Preferred Stock; 669,019 shares issued; 668,119 and 668,174 shares
      outstanding, respectively............................................................       0.3          0.3
   Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359 shares
      issued; 5,976,542 and 5,976,487 shares outstanding, respectively.....................       5.0          5.0
   Additional capital......................................................................     225.3        225.3
   Accumulated deficit.....................................................................    (680.6)      (666.4)
   Accumulated other comprehensive loss....................................................     (96.7)       (96.6)
   Treasury stock, at cost (shares held:  preferred - 845; common - 4,086,817 and
      4,086,872, respectively) ............................................................    (124.7)      (124.7)
                                                                                            ---------- ------------
        Total stockholders' deficit........................................................    (671.4)      (657.1)
                                                                                            ---------- ------------
                                                                                            $ 1,000.3  $   1,015.2
                                                                                            ========== ============

     The accompanying notes are an integral part of these financial statements.

                    MAXXAM INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS
       (In millions of dollars, except per share information)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                         --------------------------
                                                                                             2005          2004
                                                                                         ------------  ------------
                                                                                                (Unaudited)
Net sales:
   Forest products.....................................................................  $      47.3   $      43.4
   Real estate.........................................................................         22.8          11.0
   Racing..............................................................................         12.9          14.5
                                                                                         ------------  ------------
                                                                                                83.0          68.9
                                                                                         ------------  ------------

Cost and expenses:
   Cost of sales and operations:
      Forest products..................................................................         42.1          32.0
      Real estate......................................................................          6.8           4.6
      Racing...........................................................................         10.6          11.5
   Selling, general and administrative expenses........................................         11.8          18.7
   Depreciation, depletion and amortization............................................          8.9           8.7
                                                                                         ------------  ------------
                                                                                                80.2          75.5
                                                                                         ------------  ------------

Operating income (loss):
   Forest products.....................................................................         (2.8)         (0.3)
   Real estate.........................................................................          6.7          (1.8)
   Racing..............................................................................         (0.2)          0.6
   Corporate...........................................................................         (0.9)         (5.1)
                                                                                         ------------  ------------
                                                                                                 2.8          (6.6)
Other income (expense):
   Investment and interest income......................................................          1.2           3.8
   Other income........................................................................            -           1.3
   Interest expense....................................................................        (17.7)        (18.2)
   Amortization of deferred financing costs............................................         (0.5)         (0.6)
                                                                                         ------------  ------------
Loss before income taxes...............................................................        (14.2)        (20.3)
Provision for income taxes.............................................................            -             -
                                                                                         ------------  ------------
Net loss...............................................................................  $     (14.2)  $     (20.3)
                                                                                         ============  ============

Basic and diluted loss per common and common equivalent share..........................  $     (2.38)  $     (3.40)
                                                                                         ============  ============

     The accompanying notes are an integral part of these financial statements.

                  MAXXAM INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In millions of dollars)

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                          -------------------------
                                                                                              2005         2004
                                                                                          -----------  ------------
                                                                                                 (Unaudited)

Cash flows from operating activities:
   Net loss.............................................................................  $    (14.2)  $     (20.3)
   Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation, depletion and amortization.............................................         8.9           8.7
   Non-cash stock-based compensation (benefit) expense..................................        (1.6)          2.2
   Net gains on marketable securities...................................................        (0.2)         (2.0)
   Equity in loss (earnings) of unconsolidated affiliates, net of dividends.............         0.2          (1.0)
   Amortization of deferred financing costs and discounts on long-term debt.............         0.5           0.6
      Increase (decrease) in cash resulting from changes in:
        Receivables.....................................................................        (2.6)         (2.9)
        Inventories.....................................................................         8.5           0.5
        Prepaid expenses and other assets...............................................         1.5           2.0
        Accounts payable................................................................        (4.2)         (0.7)
        Other accrued liabilities.......................................................        (1.3)          1.1
        Accrued interest................................................................       (13.1)        (13.8)
        Long-term assets and long-term liabilities......................................        10.8           1.2
        Other...........................................................................        (0.1)         (0.6)
                                                                                          -----------  ------------
        Net cash used for operating activities..........................................        (6.9)        (25.0)
                                                                                          -----------  ------------

Cash flows from investing activities:
   Net sales of marketable securities and other investments.............................         3.3           8.6
   Capital expenditures.................................................................        (3.3)        (14.2)
   Other................................................................................        (0.1)          0.3
                                                                                          -----------  ------------
        Net cash used for investing activities..........................................        (0.1)         (5.3)
                                                                                          -----------  ------------

Cash flows from financing activities:
   Proceeds from issuances of long-term debt............................................         2.4           0.5
   Redemptions and repurchases of, and principal payments on, long-term debt............       (14.8)        (15.5)
   Borrowings under revolving and short-term credit facilities..........................        21.5          33.3
   Restricted cash withdrawals, net.....................................................         8.6          10.1
   Other................................................................................        (0.6)         (0.6)
                                                                                          -----------   -----------
        Net cash provided by financing activities.......................................        17.1          27.8
                                                                                          -----------   -----------

Net increase (decrease) in cash and cash equivalents....................................        10.1          (2.5)
Cash and cash equivalents at beginning of the period....................................        21.4          13.8
                                                                                          -----------  ------------
Cash and cash equivalents at end of the period..........................................  $     31.5   $      11.3
                                                                                          ===========  ============

Supplemental disclosure of non-cash investing and financial activities:
   Repurchases of debt using restricted cash............................................  $        -   $       3.6

Supplemental disclosure of cash flow information:
   Interest paid, net of capitalized interest...........................................  $     30.8   $      32.1

     The accompanying notes are an integral part of these financial statements.

                     MAXXAM INC. AND SUBSIDIARIES

         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The  information   contained  in  the  following  condensed  notes  to  the
consolidated  financial  statements is condensed from that which would appear in the annual  consolidated  financial  statements;  accordingly,  the consolidated financial  statements  included  herein should be read in  conjunction  with the consolidated  financial  statements  and related notes thereto  contained in the
Form 10-K. Any  capitalized  terms used but not defined in these Condensed Notes to  Consolidated  Financial  Statements  are defined in the "Glossary of Defined
Terms"  contained in Appendix A. All references to the "Company"  include MAXXAM
Inc. and its majority and wholly owned subsidiaries (but exclusive of Kaiser and
its  subsidiaries),   unless  otherwise   indicated  or  the  context  indicates
otherwise. All references to specific entities refer to the respective companies and their  subsidiaries,  unless  otherwise  indicated or the context  indicates otherwise.  Accounting  measurements at interim dates inherently involve greater reliance  on  estimates  than at year end.  The  results of  operations  for the interim periods  presented are not  necessarily  indicative of the results to be expected for the entire year.

     The  consolidated  financial  statements  included  herein  are  unaudited;
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2005, the consolidated results of operations  for the  three  months  ended  March  31,  2005  and  2004,  and the consolidated cash flows for the three months ended March 31, 2005 and 2004.

     Financial Difficulties of Certain Forest Products Entities
     Regulatory and  environmental  matters as well as legal actions have played and are expected to continue to play a significant  role in the Company's forest products  operations.  Scotia  LLC  has  previously  experienced  delays  in the approval  of its  THPs  as the  result  of  regulatory  compliance  and  related litigation,  and expects these  difficulties to persist.  Moreover,  the Company
expects  a  recurrence  of  the  additional   delays  that  have  recently  been
experienced  in  harvesting  on  previously-approved   THPs  due  to  regulatory
oversight by the North Coast Water Board (see below). The foregoing matters have in the past adversely  affected  timber harvest and timber  harvesting and other costs; these effects are expected to continue.

     The North  Coast  Water  Board is  requiring  Palco and Scotia LLC to apply various waste discharge  reporting,  mitigation and erosion control requirements in respect of timber harvesting activities in several watersheds, and may impose additional  measures in the future. The North Coast Water Board in December 2003 directed  its  staff  to  formulate  WWDRs  for the  Freshwater  and  Elk  River watersheds  on  the  Scotia  LLC  Timberlands.  The  WWDRs  have  not  yet  been formulated,  and, as a result, the North Coast Water Board has failed to release for harvest THPs already approved by the other government  agencies which review
Scotia LLC's THPs and significantly  delayed the release of a substantial number of other  previously-approved  THPs.  The THPs approved for release by the North
Coast Water Board restrict the harvest  allowed to only 75% of the harvest limit established by the CDF for the Freshwater and Elk River watersheds.  Moreover, a hearing  officer  acting on behalf of the State  Water  Board has  issued a stay order which  precludes  harvest on a portion of the THPs that were  released for harvest by the North  Coast  Water  Board.  Palco and Scotia LLC are  continuing efforts to obtain  clearance  from the North Coast Water Board of the  remaining
THPs,  which  constitute a  significant  portion of the harvest  planned for the first  six  months of 2005.  Palco and  Scotia  LLC are also in the  process  of appealing the decision of the State Water Board hearing officer. There can be no assurance  that  these  efforts  will be  successful.  Additionally,  should the
Freshwater-Elk  River  WWDRs not be  formulated  during 2005 or in the first few months of 2006,  there could be a material  adverse impact on Palco's and Scotia
LLC's future cash flows from  operations.  See Note 8 for further  discussion of these matters.

     The foregoing matters have materially  adversely impacted the cash flows of both  Scotia  LLC and  Palco.  Scotia  LLC  estimates  that its cash  flows from operations,  together with funds  available under the Scotia LLC Line of Credit, will be  inadequate  to pay all of the interest due on the July 20, 2005 payment date for the Timber  Notes,  which would be an event of default under the Timber
Notes  Indenture.  Under  the  new  Revolving  Credit  Facility  and  Term  Loan
(discussed  below),  Palco is  permitted  to invest up to $5.0 million in Scotia
LLC. However,  there can be no assurance that Palco will make such investment in whole or part.

     In the event of a failure to pay  interest on the Timber Notes in full when due, the Trustee under the Timber Notes Indenture or the holders of at least 25%
of the aggregate  outstanding principal amount of the Timber Notes may cause all principal,  interest  and other  amounts  related to the Timber  Notes to become immediately due and payable.  Also, in the event of a failure by Palco or Scotia
LLC to perform its respective  covenants or agreements under the Master Purchase
Agreement or the failure by Palco to perform its covenants or  agreements  under the Services  Agreement,  which failure  continues for 30 days after notice from the Trustee or the holders of 25% or more of the outstanding principal amount of the  Timber  Notes,  the  holders  of a majority  of the  aggregate  outstanding principal amount of the Timber Notes may cause all principal, interest and other amounts related to the Timber Notes to become  immediately  due and payable.  In the event of any such  acceleration,  the agent  under  the  Scotia  LLC Line of
Credit may also  accelerate the advances then  outstanding  thereunder.  If such accelerations  of Timber  Notes  and/or  advances  under the  Scotia LLC Line of
Credit  occur,  the  Trustee  may  exercise  all rights  under the Timber  Notes
Indenture  and  related  security  documents,  including  applying  funds to pay accelerated amounts, and selling the Scotia LLC Timberlands and other assets and using the proceeds thereof to pay accelerated  amounts. In the event that Scotia
LLC were to seek  protection by filing under the  Bankruptcy  Code,  all amounts related to the Timber Notes would become  immediately  due and payable under the
Timber  Notes  Indenture  and all  advances  under the Scotia LLC Line of Credit agreement could be accelerated.  The foregoing rights of the Trustee and holders of Timber  Notes are  subject to the  rights of Scotia LLC under the  Bankruptcy
Code.

     Scotia LLC has entered into an agreement for UBS  Securities  LLC to assist in seeking to restructure its obligations with respect to its outstanding Timber
Notes.  There can be no  assurance  that  Scotia LLC will be  successful  in its efforts to restructure its Timber Notes.

     At March 31, 2005,  Palco continued to be in default under the Palco Credit
Agreement  and its liquidity  crisis  continued.  Previously-granted  waivers of default were  subsequently  extended  through April 22, 2005. On April 19, 2005,
Palco and Britt,  as  borrowers,  closed the five-year  $30.0  million  secured, asset-based  Revolving  Credit  Facility and the five-year $35.0 million secured
Term Loan.  The Term Loan was fully  funded on April 19, 2005 and the  Borrowers used  approximately  $10.8  million  of the funds  from the Term Loan to pay off amounts previously borrowed under the Palco Credit Agreement and terminated that facility.  As of April 30, 2005, no borrowings had been made under the Revolving
Credit  Facility.  Palco  estimates that its cash flow from  operations will not provide sufficient  liquidity to fund its operations until the fourth quarter of
2006.  Accordingly,  Palco expects to be dependent on the funds  available under the  Term  Loan and  Revolving  Credit  Facility  to fund  its  working  capital requirements in 2005 and 2006.  Borrowings  under the Revolving  Credit Facility are limited to the sum of 85% of the  Borrowers'  eligible  accounts  receivable plus  75% of the  Borrowers'  eligible  inventories  (up to a  maximum  of $30.0 million,  subject to limitations  such as the ability of the lender to establish reasonable reserves).  Additionally, both the Term Loan and the Revolving Credit
Facility contain EBITDA maintenance  covenants that, if not met, could trigger a mandatory  prepayment of the borrowings.  The operating cash flow estimates used to  establish  the  EBITDA  maintenance  covenants  are  subject  to a number of assumptions  about future  operating  cash flow and actual  results could differ from these  estimates.  Accordingly,  the availability of these funds is largely dependent  on Palco's  ability to harvest  adequate  timber  from the Scotia LLC
Timberlands and reduce  operating  costs.  See Note 4 for further  discussion of these new debt facilities.

     In the event of a Scotia LLC default  under the Timber Note  Indenture or a future Palco liquidity  shortfall,  Palco and Scotia LLC could be forced to take extraordinary  actions,  which may include:  reducing expenditures by laying off employees  and  shutting  down  various  activities;  seeking  other  sources of liquidity,  such as from asset sales; and seeking protection by filing under the
Bankruptcy  Code. The financial  statements do not include any adjustments  that might result from the outcome of these uncertainties.

     On  February 7, 2005,  Moody's  lowered the ratings on the Class A-1 Timber
Notes from A1 to Baa2; the Class A-2 Timber Notes from A3 to Baa3; and the Class
A-3 Timber Notes from Baa2 to Bal. On April 7, 2005,  S&P  announced that it had further  lowered its ratings on all classes of the Timber Notes to CCC-.  On
December 8, 2004,  S&P  lowered Palco's credit rating from B- to CCC+ and on
April 7, 2005,  S&P  announced  that it had further  lowered  Palco's credit rating to CCC- (which rating it affirmed on April 28, 2005).  As a result of the
S&P  credit  actions,  Palco may be required to post a security  deposit for workers compensation  liabilities in July 2005 in the amount of $9.9 million. If
Palco's  credit  rating  is  raised  to B- or  better,  or if a  waiver  of this requirement  is allowed  under  applicable  law, then posting of such a security deposit may not be  necessary.  However,  there can be no assurance  that such a security  deposit  will not be required.  Palco  management  is also  evaluating
whether  other  potential   obligations  or  unanticipated   adverse   financial
consequences may result from the S&P credit actions described above.

     The liquidity  issues being  experienced  by Scotia LLC, and those recently experienced by Palco should they recur, could result in claims against and could have adverse impacts on MAXXAM Parent, MGHI and/or MGI. For example, under ERISA law,  were Palco to terminate  its pension  plan,  MAXXAM  Parent and its wholly owned  subsidiaries  would be jointly  and  severally  liable  for any  unfunded pension  plan  obligations.  The  unfunded  obligation  attributable  to Palco's pension plan as of December 31, 2004,  is estimated to have been in the range of approximately $35 million based upon annuity placement interest rate assumptions at that time.  In addition,  it is possible that certain  transactions  could be entered into in connection with a potential  restructuring or  reorganization of
Palco or Scotia LLC, such as a sale of all or a portion of the equity  ownership in Palco and/or  Scotia LLC, a sale of a substantial  portion of Palco's  and/or
Scotia  LLC's  assets  and/or a  cancellation  of some or all of Palco's  and/or
Scotia  LLC's  indebtedness,  which could  require the  utilization  of all or a substantial  portion of, or the loss of a significant  portion of, the Company's net operating losses for federal and state income tax purposes and could require tax payments in future periods.

     In addition,  there can be no assurance  that certain other pending  legal,
regulatory  and  environmental  matters  or  future  governmental   regulations,
legislation or judicial or administrative decisions, adverse weather conditions, or low  lumber or log  prices,  will not have a material  adverse  effect on the
Company's financial  condition,  results of operations or liquidity.  See Note 8 for further discussion  regarding  regulatory and legislative  matters and legal proceedings relating to the Company's forest products operations.

     Under generally accepted accounting principles,  consolidation is generally required for investments of more than 50% of the outstanding  voting stock of an investee,  except when  control is not held by the majority  owner.  Under these rules,  legal  reorganization  or  bankruptcy  represent  conditions  which  can preclude  consolidation  in instances  where control  rests with the  bankruptcy court,  rather than the majority  owner.  As discussed  above,  Palco and Scotia
LLC's cash flows have been  adversely  impacted by ongoing  delays in  approvals from the North  Coast  Water  Board.  If  Scotia  LLC is unable to make its July interest payment or were Palco's liquidity problems to recur, one of the actions that would be considered is seeking  protection by filing for  bankruptcy.  Were this to  occur,  the  financial  results  of the  subsidiaries  which  file  for bankruptcy would be deconsolidated  on the date of such filing,  and the Company would  begin  reporting  its  investments  in such  subsidiaries  using the cost method.  If Palco and/or Scotia LLC were among the subsidiaries  which filed for bankruptcy,  the resulting impact on the Company's financial statements would be significant.

     The  following  condensed  pro forma  financial  information  reflects  the
Company's results as if MGI and its subsidiaries are not  consolidated,  and the impact of reporting the Company's  investment in MGI and its subsidiaries on the cost method (in millions).  This information is on a pro forma basis as of March
31, 2005 only, however, and the actual impact of a deconsolidation at some point in the future would differ. Furthermore, this pro forma information assumes that
MGI and all of its subsidiaries  file for bankruptcy,  rather than the impact of only one or more subsidiaries filing.

                                                                                                      Three Months
                                                                                                         Ended
                                                                                                     March 31, 2005
                                                                                                     --------------
Revenues........................................................................................... $         35.7
Costs and expenses.................................................................................          (30.0)
                                                                                                     --------------
Operating income...................................................................................            5.7
MAXXAM's equity in MGI's losses....................................................................          (16.3)
Other expenses - net...............................................................................           (3.6)
Income tax benefit.................................................................................              -
                                                                                                     --------------
Net loss........................................................................................... $        (14.2)
                                                                                                     ==============

                                                                                                          March 31,
                                                                                                            2005
                                                                                                     --------------
Current assets..................................................................................... $        153.2
Property, plant, and equipment (net)...............................................................          250.8
Other assets.......................................................................................          173.0
                                                                                                     --------------
      Total assets................................................................................. $        577.0
                                                                                                     ==============
Current liabilities................................................................................           37.5
Long-term debt, less current maturities............................................................          223.3
Other liabilities..................................................................................           82.9
Losses recognized in excess of investment in MGI and certain intercompany items....................          388.5
Losses recognized in excess of investment in Kaiser................................................          516.2
                                                                                                     --------------
      Total liabilities............................................................................        1,248.4
Stockholders' deficit..............................................................................         (671.4)
                                                                                                     --------------
      Total liabilities and stockholders' deficit.................................................. $        577.0
                                                                                                     ==============

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

     The Company  expects it will  consider  reversal of its losses in excess of its  investment in Kaiser when either:  (1) Kaiser's  bankruptcy is resolved and the amount of the Company's remaining  investment in Kaiser is determined or (2)
the Company  disposes of its shares of Kaiser common stock.  Accordingly,  these consolidated  financial statements do not reflect any adjustments related to the deconsolidation  of Kaiser other than  presenting  the  Company's  investment in
Kaiser using the cost method.  When either of the events described above occurs, the  Company  will  re-evaluate  the  appropriate  accounting  treatment  of its investment in Kaiser based upon the facts and  circumstances at such time. It is likely that the Company's  ownership  interest in Kaiser will be  cancelled.  In such event,  the Company will reverse the $516.2  million of losses in excess of its  investment  in Kaiser and  recognize  the  entire  amount in income for the period.  Such benefit would be reduced,  however,  by losses,  if any, which the
Company  estimates  it  would be  obligated  to  fund.  See  Note 7 for  further discussion of the Company's investment in Kaiser.

     Use of Estimates and Assumptions
     The  preparation  of financial  statements  in accordance  with  accounting principles  generally  accepted in the United States of America requires the use of estimates and assumptions  that affect (1) the reported amounts of assets and liabilities,  (2) the disclosure of contingent  assets and liabilities  known to exist as of the date the financial statements are published and (3) the reported amount of revenues and expenses  recognized  during each period  presented.  The
Company reviews all significant  estimates affecting its consolidated  financial statements  on a  recurring  basis  and  records  the  effect  of any  necessary adjustments  prior to filing  the  consolidated  financial  statements  with the
Securities and Exchange  Commission.  Adjustments made to estimates often relate to improved information not previously available.  Uncertainties  regarding such estimates  and  related  assumptions  are  inherent  in the  preparation  of the
Company's consolidated financial statements;  accordingly,  actual results could differ from these estimates.

     Risks and  uncertainties  are inherent with respect to the ultimate outcome of the  matters  discussed  in Note  8.  The  results  of a  resolution  of such uncertainties  could  have  a  material  effect  on the  Company's  consolidated
financial   position,   results  of  operations   or  liquidity.   In  addition,
uncertainties  related to the  projection of future  taxable income could affect the  realization  of the  Company's  deferred  tax assets.  Estimates  of future benefit payments used to measure the Company's pension and other  postretirement benefit  obligations  are  subject  to a  number  of  assumptions  about  future experience,  as are the estimated  future cash flows projected in the evaluation of long-lived assets for possible  impairment.  To the extent there are material differences between these estimates and actual results,  the Company's financial statements or liquidity could be affected.

     Reclassifications
     Certain  reclassifications  have been made to prior  periods'  consolidated financial  statements to be consistent with the current  period's  presentation.
The  reclassification of prior period balances includes $10.9 million of auction rate  securities  which  were  reclassified  from cash and cash  equivalents  to marketable securities in the Consolidated Statement of Cash Flows.

2.   New Accounting Standards

     Postretirement Medical Costs
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

     FSP FAS 106-2 was effective for the first interim  period  beginning  after
June 15, 2004. The Company believes that the benefits  provided by the Company's postretirement  medical  plan are  actuarially  equivalent  to Medicare  Part D;
however,  based on the  proposed  regulations  issued to date and the  Company's understanding of the  Prescription  Drug Act, the Company is uncertain as to the potential  future  subsidies which may be realized under the  Prescription  Drug
Act. Therefore,  measures of the accumulated  postretirement  benefit obligation and net  periodic  benefit  cost  included  herein  do not  reflect  any  amount associated with potential subsidies under the Prescription Drug Act. The Company expects to be able to determine  amounts of potential  subsidies when additional clarification and final regulations are issued.

     Accounting for Stock Options
     In December 2004, the FASB issued SFAS No.  123(r),  Share Based  Payments.
SFAS No. 123(r) will require  compensation costs related to share-based payments determined  by the fair value of the equity or liability  instruments  issued on the grant date. In addition,  liability awards will be remeasured each reporting period.  Compensation  cost will be recognized  over the period that an employee provides  service in exchange for the award.  SFAS No. 123(r) also requires that for the portion of  outstanding  awards for which the requisite  service has not yet been rendered,  compensation cost is recognized as of the required effective date based on the grant-date fair value of those awards. SFAS No. 123(r) applies to all awards  granted after the required  effective  date.  SFAS No. 123(r) was originally  effective as of the first  interim or annual  reporting  period that begins after June 15, 2005; however, the SEC has deferred the required effective date until the first interim or annual reporting period of the first fiscal year beginning  on or after June 15,  2005,  making it  applicable  to the Company on
January 1, 2006. The Company is in the process of evaluating the effects of this
Statement on its financial condition and results of operations.

     Inventory Costs
     In  November  2004,  the FASB  issued SFAS No.  151,  Inventory  Costs,  an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of  idle  facility  expense,  freight,  handling  costs,  and  wasted  materials
(spoilage)  should be  recognized  as  current-period  charges and  requires the allocation  of fixed  production  overhead  to  inventory  based  on the  normal capacity of the  production  facilities.  The new  Statement  is  effective  for inventory  costs incurred during fiscal years beginning after June 15, 2005. The
Company is in the process of  evaluating  the effects of this  Statement  on its financial condition and results of operations.

     Exchanges of Nonmonetary Assets
     In December  2004,  the FASB issued SFAS No. 153,  Exchanges of Nonmonetary
Assets,  an  amendment  of APB  Opinion  No.  29.  SFAS No.  153 is based on the principle that  exchanges of nonmonetary  assets should be measured based on the fair value of the assets exchanged. Opinion No. 29 provided an exception to this principle for exchanges of similar productive  assets.  Under Opinion No. 29, an exchange of a  productive  asset was based on the  recorded  amount of the asset relinquished.  SFAS No. 153  eliminated  this  exception and replaced it with an exception  for  exchanges  of  nonmonetary  assets  that do not have  commercial substance.  The new  Statement  is effective  for  nonmonetary  asset  exchanges occurring in fiscal periods  beginning after June 15, 2005.  Management does not expect  that  adoption  of this  Statement  will have a  material  impact on the
Company's financial condition and results of operations.

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

                                                                 Reportable Segments
                                                             ---------------------------
                                                               Forest    Real                         Consolidated
                                                              Products   Estate  Racing    Corporate     Total
                                                             ---------  ------  --------  ----------- -------------
Depreciation, depletion and amortization for the three months ended:

   March 31, 2005..........................................  $    4.9   $  3.6  $   0.4   $       -  $         8.9
   March 31, 2004..........................................       4.8      3.5      0.4           -            8.7

Total assets as of:
   March 31, 2005..........................................     423.3    346.6     33.9       196.5        1,000.3
   December 31, 2004.......................................     440.0    338.2     33.2       203.8        1,015.2

     Forest Products
     In March 2005,  Palco  entered into a $3.1 million  settlement of a lawsuit filed  by  Palco  against  several  insurance  companies  for  reimbursement  of settlement  payments  and  defense  costs  related to a legal  matter  which was concluded in 2002.  As of April 30, 2005,  Palco has received  $1.4 million and, under the terms of the  agreement,  is  required to be paid the  remaining  $1.7 million by May 18,  2005.  This  settlement  was fully  recognized  in operating income, as a reduction of selling,  general and administrative  expenses, in the first quarter of 2005.

     Palco has  announced  the  permanent  closure of its  Carlotta  and Fortuna mills. In connection therewith,  certain equipment from these mills is being and will  be  moved  to  Palco's  new  mill in  Scotia.  Management  is  considering alternative uses for the properties and remaining equipment,  including sales to third parties,  and future  write-downs of certain assets may be required if the net book  value  (less  costs to sell) of the  remaining  assets  exceeds  their estimated realizable values.

     Real Estate
     Operating income from real estate operations improved for the first quarter of 2005 as  compared  to the same  period of 2004  primarily  due to receipt and recognition of deferred profits at the Company's  Palmas  development and higher sales at the Company's Mirada and Fountain Hills developments.

     Racing
     Net sales for the racing  operations  declined  $1.6  million for the first quarter of 2005 as compared to the same period in 2004,  primarily  due to lower average daily attendance and reduced simulcasting wagering.

     Other Items not Directly Related to Industry Segments
     The Corporate  segment's operating results improved primarily due to a $1.6 million  benefit  recognized  in the first quarter of 2005 related to changes in stock-based  compensation expense,  which is adjusted as the market value of the
Company's  Common Stock changes.  In the first quarter of 2004,  expense of $2.2 million was recognized related to changes in stock-based  compensation  expense.
Additionally,  the  first  quarter  of  2004  included  $0.8  million  of  lease termination costs.

4.   Debt

     Palco
     At March 31, 2005,  $12.3 million in borrowings and $0.3 million in letters of credit were outstanding under the Palco Credit Agreement.  As of December 31,
2004 and March 31, 2005, Palco was in default under the Palco Credit  Agreement, but obtained limited waivers of the default through April 22, 2005.

     On April 19, 2005, the Borrowers  closed the Revolving  Credit Facility and the Term  Loan.  The Term  Loan  was  fully  funded  on April  19,  2005 and the
Borrowers  used  approximately  $10.8 million of the funds from the Term Loan to pay off  amounts  previously  borrowed  under the  Palco  Credit  Agreement  and terminated  that  facility.  Deferred loan costs of $1.3 million  related to the
Palco Credit  Agreement  were written off in April 2005 and direct loan costs of
$2.3 million  related to the  Revolving  Credit  Facility and the Term Loan were capitalized  and will be  amortized  using the  effective  interest  rate method beginning in April 2005. As of April 30, 2005, no borrowings had been made under the Revolving Credit Facility.

     Borrowings  under the Revolving  Credit  Facility are limited to the sum of
85% of the Borrowers'  eligible  accounts  receivable plus 75% of the Borrowers'
eligible  inventories  (up to a maximum of $30 million,  subject to  limitations such as the ability of the lender to establish reasonable reserves). Loans under the Revolving Credit Facility will bear interest,  at the Borrowers'  option, at the rate of LIBOR plus 2.25% or prime plus 0.50%.  The Revolving Credit Facility matures on April 19,  2010.  The Term Loan  bears  interest,  at the  Borrowers'
option,  at the  rate of  LIBOR  plus 6% or prime  plus  5%.  The  Term  Loan is repayable in quarterly  installments of $87,500 each, beginning on June 1, 2005.
A balloon payment of the remaining principal balance is due on April 19, 2010.

     The Revolving  Credit Facility and Term Loan are each secured by a security interest  in  the  stock  of  Palco  held  by its  immediate  parent,  MGI,  and substantially  all of the assets of the  Borrowers  (other than  Palco's  equity interest in Scotia LLC). The Revolving Credit Facility and the Term Loan contain substantially  identical restrictive covenants that limit the Borrowers' ability to incur debt,  grant  liens,  make  investments,  pay  dividends,  make capital expenditures  in excess of stated amounts or merge or  consolidate,  and require the Borrowers to maintain  minimum  levels of EBITDA  throughout the life of the loans. The Revolving Credit Facility and the Term Loan contain  customary events of default and customary  remedies with respect to the occurrence of an event of default.

     The Revolving Credit Facility  includes a prepayment  premium of 1% payable in  connection  with any  prepayment  or reduction in the  commitment  occurring within the first two years.  The Term Loan includes  prepayment  premiums of 4%,
3%, 2% and 1% payable in  connection  with any  prepayment of the Term Loan that occurs  during  the first,  second,  third and fourth  years,  respectively.  No prepayment  premium will be payable under either credit facility to a lender who is also a lender under any refinancing used to prepay such credit facility.  The
Term Loan also requires certain  mandatory  prepayments in connection with asset sales by Borrowers.

     Under the new Revolving  Credit Facility and Term Loan,  Palco is permitted to invest up to $5.0 million in Scotia LLC.  However,  there can be no assurance that Palco will make such investment in whole or part.

     Scotia LLC
     On the note  payment  date in  January  2005,  Scotia  LLC  used the  funds available under the Scotia LLC Line of Credit to pay all of the $28.5 million of interest due ($26.3  million net of interest due in respect of Timber Notes held by Scotia LLC).  Scotia LLC also repaid $10.6 million of principal on the Timber
Notes (an amount  equal to Scheduled  Amortization)  using funds held in the SAR
Account.

     With  respect to the note  payment  date in July  2005,  as a result of the matters  discussed  in Notes 1 and 8, Scotia LLC  estimates  that its cash flows from  operations,  together  with funds  available  under the Scotia LLC Line of
Credit,  will be inadequate  to pay all of the $27.9  million of interest  which will be due ($25.9 million net of interest  relating to the Timber Notes held by
Scotia LLC), which would be a default under the Timber Notes Indenture.

     At March 31, 2005,  the maximum  availability  under the Scotia LLC Line of
Credit was $55.9 million, and there was $40.4 million in borrowings  outstanding under this facility.

5.   Income Taxes

     The Company  generated a loss before  income taxes of $14.2 million for the first  quarter  of 2005;  however,  the  Company  has  recorded  no tax  benefit associated  with the loss for this period.  Each period,  the Company  evaluates appropriate  factors in determining the realizability of the deferred tax assets attributable  to losses and credits  generated  in the current  period and those being carried  forward.  These  factors are  discussed  further in Note 9 to the
Company's  consolidated financial statements included in the Form 10-K. Based on this evaluation,  the Company provided valuation  allowances with respect to the deferred tax assets  attributable to the losses and credits generated during the three months ended March 31, 2005.  These valuation  allowances were in addition to the valuation allowances which were provided in prior years.

6.   Employee Benefit Plans

     The components of pension and other postretirement  benefits expense are as follows (in millions):

                                                                            Pension Benefits    Medical/Life Benefits
                                                                          -------------------  --------------------
                                                                                 Three Months Ended March 31,
                                                                          -----------------------------------------
                                                                             2005      2004       2005       2004
                                                                          --------- ---------  ---------  ---------
Components of net periodic benefit costs:
   Service cost.......................................................... $    0.9  $    0.7   $    0.1   $    0.1
   Interest cost.........................................................      1.4       1.3        0.2        0.2
   Expected return on assets.............................................     (1.3)     (1.3)         -          -
   Amortization of prior service costs...................................        -         -       (0.1)      (0.1)
   Recognized net actuarial loss.........................................      0.2         -          -          -
                                                                          --------- ---------  ---------  ---------
   Net periodic benefit costs............................................ $    1.2  $    0.7   $    0.2   $    0.2
                                                                          ========= =========  =========  =========

     Management  estimates that contributions to the Company's pension and other postretirement  benefit  plans  during 2005 will range from $3.0 million to $3.3 million.

7.   Investment in Kaiser

     As discussed further in the Form 10-K, Kaiser, its wholly owned subsidiary,
KACC, and 24 of KACC's  subsidiaries have filed separate voluntary  petitions in the Bankruptcy Court for reorganization under Chapter 11 of the Bankruptcy Code.
The  Debtors  currently  believe  that  it  is  likely  that  substantially  all pre-Filing Date claims will be settled at less than 100% of their face value and the equity of  Kaiser's  stockholders,  including  the  Company,  will likely be cancelled without consideration.

     As provided by the Bankruptcy  Code, the Original Debtors had the exclusive right to propose a plan of  reorganization  for 120 days  following  the initial
Filing Date. The Bankruptcy Court has subsequently  approved several  extensions of the exclusivity period for the Debtors. The Bankruptcy Court has approved the extension of the  exclusivity  period to April 30, 2005 for certain  Debtors and
June 30, 2005 for the remaining  Debtors.  Kaiser has filed a motion for further extension beyond April 30, 2005 and has indicated that additional extensions may be sought. However, no assurance can be given that any future extension requests will be granted by the Bankruptcy  Court.  If the Debtors fail to file a plan of reorganization during the exclusivity period, or if such plan is not accepted by the  requisite  number of creditors and equity  holders  entitled to vote on the plan,  other  parties in interest in the Cases may be permitted to propose their own plans of reorganization for the Debtors.

     Kaiser's  common stock is publicly  traded on the OTC Bulletin  Board under the  trading  symbol  "KLUCQ.OB."  The market  value for the  50,000,000  Kaiser
Shares,  based on the price per share  quoted at the close of  business on April
29, 2005,  was $4.0 million.  There can be no assurance that such value would be realized should the Kaiser Shares be sold.

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

     Environmental Plans
     From March 1999 until October 2002,  Scotia LLC prepared THPs in accordance with the SYP.  The SYP was  intended  to comply with CDF  regulations  requiring timber companies to project timber growth and harvest on their  timberlands over a 100-year  planning period and to demonstrate  sustained yield, i.e. that their projected  average  annual  harvest for any decade within the 100-year  planning period  will  not  exceed  the  average  annual  growth  level at the end of the
100-year planning period. The forest practice rules allow companies which do not have a  sustained  yield  plan to  follow  alternative  procedures  to  document compliance with the sustained yield requirements. As discussed below, on October
31, 2003,  the Court  hearing the  EPIC-SYP/Permits  lawsuit  entered a judgment invalidating  the SYP and the  California  Permits,  and that decision is now on appeal. As a result of an earlier stay order issued in this case, Scotia LLC has since October 2002 been obtaining review and approval of THPs under  alternative procedures  pending  approval of the Option A Plan, which is an alternative to a sustained yield plan. The Option A Plan was approved by the CDF in March 2005.

     The HCP and related  Federal  Permits  allow  incidental  "take" of certain federally  listed species located on the Scotia LLC Timberlands so long as there is no "jeopardy" to the continued existence of such species.  The HCP identifies the measures to be instituted in order to minimize and mitigate the  anticipated level of take to the greatest  extent  practicable.  The HCP and Federal Permits have terms of 50 years.  Since the  consummation of the Headwaters  Agreement in
March 1999,  there has been a significant  amount of work and  additional  costs required in connection with the implementation of the HCP and SYP, and this work and the additional costs are expected to continue for the forseeable future.

     Water Quality
     Laws and  regulations  dealing with water quality are  impacting  Palco and
Scotia LLC  primarily  in four  areas:  efforts by the federal EPA and the North
Coast Water Board to establish TMDLs in watercourses  that have been declared to be water  quality  impaired;  actions by the North  Coast  Water Board to impose waste  discharge  reporting  requirements in respect of watersheds on the Scotia
LLC Timberlands and, in some cases, clean-up or prevention measures;  actions by the North Coast Water Board during the THP approval process which impose certain operational  requirements on individual THPs; and a directive of the North Coast
Water  Board to its  staff to  develop  WWDRs for the  Freshwater  and Elk River watersheds.

     Under the CWA, the EPA is required to establish TMDLs in watercourses  that have been declared to be "water  quality  impaired." The EPA and the North Coast
Water  Board  are in  the  process  of  establishing  TMDLs  for  many  northern
California rivers and certain of their tributaries,  including nine watercourses that flow within the Scotia LLC Timberlands. The Company expects this process to continue  into 2010.  The final TMDL  requirements  applicable to the Scotia LLC
Timberlands may require aquatic  protection  measures that are different from or in  addition to those in the HCP or that  result  from the  prescriptions  to be developed pursuant to the watershed analysis process provided for in the HCP.

     Beginning  with the  2002-2003  winter  operating  period,  Palco  has been required to submit  "Reports of Waste  Discharge" to the North Coast Water Board
each year in order to conduct winter harvesting  activities in the Elk River and
Freshwater  watersheds.  After  consideration of these reports,  the North Coast
Water Board imposed requirements on Palco to implement additional mitigation and erosion  control  practices  in these  watersheds  for  these  winter  operating periods. In addition,  the North Coast Water Board has extended the requirements for certain  mitigation and erosion  control  practices to the Bear,  Jordan and
Stitz  watersheds.  Reporting and mitigation  requirements  imposed by the North
Coast Water Board have  significantly  increased  operating costs and may in the future further  increase costs or cause delays in THP approvals or harvesting on approved THPs.

     The North Coast Water Board has also issued the Elk River Order, which is a clean up and abatement order aimed at addressing  existing  sediment  production sites in the Elk River watershed through clean up actions. The North Coast Water
Board has also  initiated the process  which could result in similar  orders for the Freshwater and Bear Creek watersheds,  and is contemplating  similar actions for the Jordan and Stitz Creek  watersheds.  The Elk River Order has resulted in increased  costs to Palco that could  extend over a number of years.  Additional orders in other  watersheds  (should  they be issued) may also result in further cost  increases.  Palco's appeal of the Elk River Order to the State Water Board was  denied.  Palco has  appealed  the  decision of the State Water Board but is holding  such  appeal  in  abeyance  until  resolution  of the THP  520  lawsuit discussed below.

     In  addition  to the  foregoing  actions,  the North  Coast  Water Board in
December 2003 directed its staff to formulate  WWDRs for the  Freshwater and Elk
River watersheds.  As harvesting activities on the Scotia LLC Timberlands cannot readily be moved between watersheds due to, among other things, historic harvest patterns, adjacency restrictions,  and the age classes of trees, that action and the other matters  described above could,  in addition to the potential  effects noted above,  individually or collectively  result in reduced  harvest.  In that regard,  the staff of the North  Coast Water  Board has not yet  formulated  the required  WWDRs for the Freshwater and Elk River  watersheds.  As a result,  the
North  Coast Water Board for some time failed to release for harvest a number of
Scotia  LLC's THPs which had already  been  approved  by the other  governmental agencies  which approve  Scotia LLC's THPs. On February 25, 2005,  the Executive
Officer of the staff of the North  Coast Water  Board  enrolled  THPs that would allow the harvest of up to 50% of the harvest limit  established  by the CDF for the  Freshwater  and Elk River  watersheds.  On March 16, 2005,  the North Coast
Water  Board  ordered  that  additional  THPs be  enrolled  that would allow the harvest  of up to 75% of the  harvest  limit  established  by the  CDF  for  the
Freshwater and Elk River watersheds.  This decision was subsequently appealed to the State Water Board and on April 6, 2005, a hearing  officer  acting on behalf of the State Water Board issued a stay order that precludes harvest of a portion of the THPs that were  released for harvest by the North Coast Water Board.  The
Company's request for emergency reconsideration by the full State Water Board of this decision was denied. The State Water Board is expected to hold a hearing on the merits of the appeal in June 2005.

     The  unreleased  and stayed  THPs  represent a  significant  portion of the
Company's  planned  harvest for the first half of 2005. The ongoing  regulatory, environmental and litigation matters faced by Palco and Scotia LLC,  exacerbated by  the  developments  described  in the  previous  paragraph,  have  materially adversely impacted the cash flows of both Palco and Scotia LLC. Furthermore,  it is likely that  additional  delays in the  development of the Freshwater and Elk
River WWDRs will occur,  and such delays are  expected to continue.

     Effective  January 1, 2004,  California  Senate Bill 810 provides  regional water quality control boards with additional  authority  related to the approval of THPs on land within  impaired  watersheds.  The Company is  uncertain  of the operational and financial  effects which will ultimately result from Senate Bill
810; however, because substantially all rivers and waterbodies on the Scotia LLC
Timberlands  are  classified as  sediment-impaired,  implementation  of this law could result in delays in obtaining  approvals of THPs, lower harvest levels and increased costs and additional protection measures beyond those contained in the
HCP. Also see the description of the THP No. 520 lawsuit below.

     Timber Harvest Litigation
     A California  state court has  invalidated  the SYP in connection  with two lawsuits  filed  against  Palco,  as described  below,  which  decision has been appealed.  Other pending judicial and administrative  proceedings,  as described below,  could  affect  Palco's and Scotia LLC's  ability to  implement  the HCP, implement  certain  approved THPs, or carry out other  operations,  as described below.

     In March 1999, the EPIC-SYP/Permits lawsuit was filed. This action alleged,
among  other  things,   various  violations  of  the  CESA  and  the  California
Environmental Quality Act, and challenged,  among other things, the validity and legality of the SYP and the California  Permits.  The plaintiffs  sought,  among other things, to set aside  California's  approval of the SYP and the California
Permits and  injunctive  relief to prevent  implementation  of THPs  approved in reliance  upon  these  documents.  In March  1999,  a similar  action,  the USWA lawsuit,  was filed  challenging  the  validity  and  legality  of the SYP.  The
EPIC-SYP/Permits and USWA lawsuits were consolidated for trial.

     Following  trial,  the  Court on  October  31,  2003,  entered  a  judgment invalidating the SYP and the California  Permits due to several  deficiencies in agency  procedures  and the failure of the Palco  Companies to submit a complete and comprehensible SYP. The Court's decision, however, allowed for harvesting on
THPs  which  rely on the SYP and  were  approved  prior to July  23,  2003.  The short-term  effect of the ruling was to preclude  approval,  under the SYP, of a small  number of THPs which were under review but had not been  approved,  and a minor  reduction in 2003  harvesting  that had been expected from those specific
THPs. As a result of this case,  Scotia LLC has,  since  October 2002,  when the
Court  issued a stay  order  preventing  future  reliance  upon  the  SYP,  been obtaining review and approval of new THPs under alternative  procedures  pending approval of the Option A Plan. As noted above, the Option A Plan was approved by the CDF in March 2005.  The Palco  Companies  and the State of  California  have appealed the October 31, 2003 decision. In September 2004, the Court granted the plaintiffs'  request  for  reimbursement  of an  aggregate  of $5.8  million  in attorneys fees and other expenses incurred in connection with these matters. The
Palco Companies and the State of California have also appealed this decision.

     In July 2001, the Bear Creek lawsuit was filed and later amended to add the
EPA as a defendant.  The lawsuit  alleges  that  harvesting  and other  forestry activities under certain of Scotia LLC's approved THPs will result in discharges of  pollutants  in  violation  of the CWA.  The  plaintiff  asserts that the CWA requires  the  defendants  to obtain a permit  from the North  Coast Water Board before  beginning  timber  harvesting  and road  construction  activities and is seeking to enjoin  these  activities  until such permit has been  obtained.  The plaintiff  also seeks civil  penalties  of up to $27,500 per day for the alleged continued  violation of the CWA. On October 14, 2003, in connection with certain motions that had been filed,  the Court upheld the validity of an EPA regulation which exempts  harvesting and other forestry  activities from certain  discharge requirements.

     Both  state and  federal  agencies,  along  with  Palco  and  other  timber companies, have relied upon this regulation for more than 25 years. However, the
Court  interpreted  the  regulation  in  such a way as to  narrow  the  forestry operations which are exempted,  thereby limiting the regulation's  applicability and  subjecting  culverts  and ditches to permit  requirements.  This ruling has widespread  implications for the timber industry in the United States.  The case is not yet  final  as the  trial  has not yet  been  held,  and  there  are many unresolved  issues  involving  interpretation  of the Court's  decision  and its application to actual  operations.  Should the decision  ultimately become final and held to apply to all of Palco's timber  operations,  it may have some or all of the following effects: imposing additional permitting requirements,  delaying approvals of THPs,  increasing  harvesting  costs,  and adding water  protection measures beyond those contained in the HCP.  Nonetheless,  it is not likely that civil  penalties  will be awarded  for  operations  that  occurred  prior to the
Court's  decision  due to the  historical  reliance by timber  companies  on the regulation and Palco's belief that the  requirements  under the HCP are adequate to ensure that sediment and pollutants from harvesting  activities on the Scotia
LLC  Timberlands  will not reach levels  harmful to the  environment.  While the impact of a conclusion to this case that upholds the October 14, 2003 ruling may be adverse,  the  Company  does not  believe  that such an outcome  would have a material  adverse  impact on the  Company's  consolidated  financial  condition, results of operations or  liquidity.  Nevertheless,  due to the numerous ways in which the Court's  interpretation  of the regulation  could be applied to actual operations, there can be no assurance that this will be the case.

     On November 20, 2002, the Cook action and the Cave action were filed, which name Palco,  Scotia LLC and certain affiliates as defendants.  On April 4, 2003, the  plaintiffs  in these  actions  filed  amended  complaints  and  served  the defendants  with notice of the  actions.  The Cook action  alleges,  among other things,  that defendants'  logging  practices have contributed to an increase in flooding along Freshwater Creek (which runs through the Scotia LLC Timberlands),
resulting  in  personal  injury  and  damage  to  the  plaintiffs'   properties.
Plaintiffs  further  allege that in order to have THPs  approved in the affected areas,  the  defendants  engaged  in  certain  unfair  business  practices.  The plaintiffs  seek,  among  other  things,  compensatory  and  exemplary  damages, injunctive relief, and appointment of a receiver to ensure that the watershed is restored.  The Cave action contains  similar  allegations  and requests  similar relief with respect to the Elk River  watershed (a portion of which is contained on the Scotia LLC  Timberlands).  The Company does not believe the resolution of these actions  should result in a material  adverse  effect on its  consolidated financial condition, results of operations or liquidity.

     On February 25, 2003,  the District  Attorney of Humboldt  County filed the
Humboldt DA action. The suit was filed under California's unfair competition law and alleges that the Palco Companies used certain unfair  business  practices in connection with completion of the Headwaters  Agreement,  and that this resulted in these  companies  being able to harvest  significantly  more trees  under the
Environmental  Plans than would have  otherwise been the case. The suit sought a variety of remedies including a civil penalty of $2,500 for each additional tree that has been or will be harvested due to this alleged  increase in harvest,  as well as  restitution  and an  injunction  in  respect of the  additional  timber harvesting allegedly being conducted.  In response to motions filed by the Palco
Companies for sanctions and dismissal of this suit, on April 30, 2004, the Court issued a ruling requiring the District  Attorney to amend his suit to prove that
"extrinsic" fraud occurred. In addition, the Court eliminated the remedies being sought,  other  than  for  civil  penalties,  and  suggested  that it  would  be inappropriate  to base civil penalties on the additional  trees  harvested.  The
Court also ruled that it declined "at this juncture" to impose  sanctions on the
District Attorney.  The District Attorney subsequently amended his suit, and the
Palco  Companies  later filed new motions to dismiss  and for  sanctions.  After delays  resulting from the District  Attorney's  efforts to disqualify the trial judge, and that judge's later self-disqualification,  a hearing on these motions was held on February 18, 2005. The Court rejected the sanctions motion,  but has not yet ruled on the motion for dismissal.  The Company  believes that this suit is without merit and that the April 30, 2004 ruling diminished significantly its exposure with respect to this matter;  however,  there can be no assurance  that the Palco Companies will ultimately prevail or that an adverse outcome would not be  material  to the  Company's  consolidated  financial  condition,  results of operations or liquidity.

     On November 2, 2004, the  EPIC-USFWS/NOAA  lawsuit was filed.  This lawsuit alleges that two federal agencies have violated certain federal laws and related regulations in connection with their  oversight of the HCP and Federal  Permits.
The plaintiff also alleges that the Federal Permit for the northern  spotted owl was  unlawfully  issued and asserted  several  claims,  including that the Palco
Companies   violated   California's   unfair  competition  law  by  using  false
advertising and making misleading  environmental  claims.  The plaintiff seeks a variety of  remedies  including  requiring  additional  actions  by the  federal agencies and precluding them from  authorizing take of the northern spotted owl, an injunction  requiring the Palco Companies to cease certain  alleged  unlawful activities,  as well as restitution and remediation by Palco. On April 22, 2005, pursuant  to motions to dismiss  filed by the Palco  Companies  and the  federal defendants,  the Court dismissed all but one of the claims. The Company does not believe the resolution of this action should result in a material adverse effect on its consolidated financial condition, results of operations or liquidity.

     On November  16,  2001,  Palco and Scotia LLC filed the THP No. 520 lawsuit alleging that the State Water Board had no legal authority to impose  mitigation measures that were  requested by the staff of the North Coast Water Board during the THP review  process and rejected by the CDF prior to approving the THP. When the staff of the North Coast Water Board  attempted to impose  these  mitigation measures in spite of the CDF's  decision,  Palco and Scotia LLC  appealed to the
State Water Board,  which imposed certain of the requested  mitigation  measures and  rejected  others.  Palco  and  Scotia  LLC filed  the THP No.  520  lawsuit challenging the State Water Board's decision,  and in January 2003, the Superior
Court granted their request for an order  invalidating  the  imposition of these additional measures.  The State Water Board appealed this decision, and on March
18, 2004, the appellate court reversed the decision of the Superior  Court.  The appellate court's decision could result in increased demands by the regional and state water boards and their  staffs to impose  controls  and  limitations  upon
Palco's timber harvesting  beyond those provided for by the Environmental  Plans or could provide  additional  regulatory  powers to the regional and state water boards and their  staffs  beyond  those  provided in Senate Bill 810.  Palco and
Scotia LLC filed a petition for review of the appellate  court's decision by the
California  Supreme  Court,  which in June 2004  agreed to review the  decision.
Briefing  was  completed  on April 26,  2005,  but no date has been set for oral argument.

     OTS Contingency and Related Matters
     On December 26, 1995,  the OTS initiated the OTS action against the Company and others  alleging,  among other  things,  misconduct by the  Respondents  and others with respect to the failure of USAT. The OTS sought damages  ranging from
$326.6  million to $821.3  million under various  theories.  Following a lengthy administrative  hearing during  portions of 1997-1999,  the  administrative  law judge on  September  12,  2001,  issued a  recommended  decision in favor of the
Respondents  on each claim made by the OTS. On October 17, 2002,  the OTS action was settled for $0.2 million with no admission of  wrongdoing on the part of the
Respondents.

     As a result of the dismissal of OTS action,  a related  civil  action,  the
FDIC action,  alleging  damages in excess of $250.0  million,  was  subsequently dismissed.  The FDIC  action  was  originally  filed by the FDIC in August  1995 against Mr.  Charles E. Hurwitz  (Chairman  and Chief  Executive  Officer of the
Company).

     On May 31, 2000, the  Respondents  filed a counterclaim to the FDIC action.
On November 8, 2002, the Respondents filed the Sanctions  Motion.  The Sanctions
Motion  states  that the FDIC  illegally  paid the OTS to bring  the OTS  action against the Respondents and that the FDIC illegally sued for an improper purpose
(i.e., in order to acquire timberlands held by a subsidiary of the Company). The
Respondents  are seeking as a sanction to be made whole for the attorneys'  fees they have paid (plus interest) in connection  with the OTS and FDIC actions.  As of March 31, 2005,  such fees were in excess of $40.5 million.  The  Respondents are pursuing this claim vigorously.

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

     On January 16, 2001, the Kahn lawsuit was filed. The plaintiff  purports to bring this action as a stockholder of the Company  derivatively on behalf of the
Company.  The  lawsuit  concerns  the OTS and FDIC  actions,  and the  Company's advancement  of fees and  expenses  on behalf of  Federated  and  certain of the
Company's  directors  in  connection  with these  actions.  It alleges  that the defendants  have  breached  their  fiduciary  duties to the Company,  and wasted corporate  assets, by allowing the Company to bear all of the costs and expenses of Federated and certain of the Company's  directors related to the OTS and FDIC actions.  The plaintiff seeks to require  Federated and certain of the Company's directors  to reimburse  the Company for all costs and expenses  incurred by the
Company in connection  with the OTS and FDIC actions,  and to enjoin the Company from  advancing to Federated or certain of the  Company's  directors any further funds for costs or expenses  associated  with these actions.  The parties to the
Kahn  lawsuit  have  agreed  to  an  indefinite  extension  of  the  defendants'
obligations to respond to the plaintiffs'  claims.  Although it is impossible to assess the ultimate  outcome of the Kahn lawsuit,  the Company believes that the resolution of this matter should not result in a material  adverse effect on its consolidated financial condition, results of operations or liquidity.

     Other Matters
     On  September  2, 2004,  the  Company  was  advised  that one of its former subsidiaries  is a successor to a company which  manufactured  munitions for the
U.S.  Navy during World War II. The current  owner of the  underlying  property, which is located in Cranbury, New Jersey, is seeking the Company's participation in  efforts  to  address  contamination  of the site  which  resulted  from such operations.  The  current  owner  estimates  that the  costs to  determine  what remedial  actions are needed,  and to perform any  remedial  actions  determined necessary,  could  range  from  $3.0  million  to $8.0  million.  Costs  for the investigation  and  remediation  could  exceed  $8.0  million  as the  result of information  learned during the  investigation.  The Company is currently in the process of determining the extent of its liability,  which could require payment of a substantial  portion of the costs,  as well as the  availability of funding
from  the  U.S.  Navy  and  insurance   coverage  for  these  activities.   Such
investigation  continues and is anticipated to be completed by the third quarter of 2005. On December 29, 2004, the NJDEP issued a directive  against the current owner of the property, MGI, and the U.S. Navy requiring these parties to conduct a RI/RA in respect of the property.  As further  required by the directive,  MGI and the  current  owner on January  28,  2005,  entered  into an  Administrative
Consent  Order  providing,  among other  things,  that MGI and the current owner begin  implementing the RI/RA within 120 days of execution of the Order. MGI and the  current  owner of the  property  have  also  entered  into a  Participation
Agreement providing,  among other things, for them to jointly fund the RI/RA and for a  mediation  process  to assist in  equitably  allocating  the costs of the
RI/RA.  The Company  accrued its expected  share of the  estimated  costs of the
R1/RA in 2004.  While the Company  believes its  estimates  are  reasonable,  as additional information is obtained, future charges may be required.

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

9.   Stock-Based Compensation Plans

     Stock options  issued to employees and outside  directors are accounted for under the intrinsic  value method of accounting as defined by APB Opinion No. 25 and related  interpretations.  The Company has not yet changed to the fair value based method of accounting for stock-based  employee  compensation as prescribed by SFAS No. 123. The  following  table  illustrates  the pro forma effect on net income and earnings per share had the Company  accounted  for its stock  options under the fair  value  method  of  accounting  (in  millions,  except  per share information):

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                           ------------------------
                                                                                               2005         2004
                                                                                           -----------  -----------
Net loss, as reported..................................................................... $    (14.2)  $    (20.3)
   Add: Stock-based employee compensation (income) expenses included in reported net
      loss, net of related tax effects....................................................       (1.6)         2.2
   Deduct: Total stock-based employee compensation income(expense) determined under the
      fair value method for all awards, net of related tax effects........................        1.1         (2.7)
                                                                                           -----------  -----------
Pro forma net loss........................................................................ $    (14.7)  $     20.8
                                                                                           ===========  ===========

Basic and diluted loss per share:
   As reported............................................................................ $    (2.38)  $    (3.40)
   Pro forma..............................................................................      (2.45)       (3.47)

10.   Per Share Information

      The weighted average number of shares used to determine basic and diluted earnings per share was:

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                         --------------------------
                                                                                             2005          2004
                                                                                         ------------  ------------
Weighted average shares outstanding:
   Common Stock........................................................................    5,976,530     5,976,466
   Effect of dilution:
      Class A Preferred Stock (1)......................................................           -             -
                                                                                         ------------  ------------
Weighted average number of common and common equivalent
   shares - Basic .....................................................................    5,976,530     5,976,466
   Effect of dilution:
      Stock options (1)................................................................           -             -
                                                                                         ------------  ------------
Weighted average number of common and common equivalent
   shares - Diluted....................................................................    5,976,530     5,976,466
                                                                                         ============  ============
------------------

(1)  The  Class  A  Preferred  Stock  and  options  were  not  included  in  the computation of basic or diluted  earnings per share because the Company had a loss for the three months ended March 31, 2005 and 2004, respectively.

11.  Comprehensive Loss

     The following table sets forth comprehensive loss (in millions).

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                             ----------------------
                                                                                                2005        2004
                                                                                             ----------  ----------
Net loss:..................................................................................  $   (14.2)  $   (20.3)
   Other comprehensive loss:
      Unrealized losses on available-for-sale investments..................................       (0.1)       (0.3)
      Applicable income tax benefit (expense)..............................................          -           -
                                                                                             ----------  ----------
Total comprehensive loss...................................................................  $   (14.3)  $   (20.6)
                                                                                             ==========  ==========

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     OF OPERATIONS

     The following should be read in conjunction  with the financial  statements in Part I,  Item 1. of this  Report  and Item 7.  "Management's  Discussion  and
Analysis  of  Financial  Condition  and  Results  of  Operations"  and  Item  8.
"Financial  Statements and Supplementary Data" of the Form 10-K. Any capitalized terms used but not defined in this Item are defined in the  "Glossary of Defined
Terms"  contained in Appendix A. Except as otherwise  noted,  all  references to
Notes  represent  the  Condensed  Notes  to  Consolidated  Financial  Statements
included herein.

     This Quarterly  Report on Form 10-Q contains  statements  which  constitute
"forward-looking  statements"  within the meaning of the PSLRA. These statements appear  in a number of places in this  section  and in Part II,  Item 1.  "Legal
Proceedings."  Such  statements can be identified by the use of  forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should,"
"plans" "intends," "projects," "seeks," or "anticipates" or the negative thereof or other  variations  thereon or comparable  terminology,  or by  discussions of strategy. Readers are cautioned that any such forward-looking statements are not
guarantees   of  future   performance   and   involve   significant   risks  and
uncertainties,   and  that  actual   results  may  vary   materially   from  the
forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business  conditions,  developments  in technology,  new or modified  statutory, environmental or regulatory requirements,  litigation developments, and changing prices and market  conditions.  This Form 10-Q and the Form 10-K identify  other factors which could cause differences  between such  forward-looking  statements and actual results.  No assurance can be given that these are all of the factors that could cause  actual  results to vary  materially  from the  forward-looking statements.

Results of Operations

     This  section  contains   statements   which  constitute   "forward-looking
statements"  within the meaning of the PSLRA. See the statement in Item 2. above for cautionary information with respect to such forward-looking statements.

     The Company conducts the substantial  portion of its operations through its subsidiaries,  which operate in three  principal  industries:  forest  products, through  MGI  and its  wholly  owned  subsidiaries,  principally  Palco  and its subsidiaries;  real estate  investment  and  development,  through MPC and other wholly  owned  subsidiaries  as well as joint  ventures;  and racing  operations through SHRP, Ltd. MGHI owns 100% of MGI and is a wholly owned subsidiary of the
Company.  In addition,  the Company owns approximately 63% of Kaiser, a producer of fabricated aluminum products.  All references to the "Company" include MAXXAM
Inc. and its majority and wholly-owned subsidiaries (but exclusive of Kaiser and
its  subsidiaries),   unless  otherwise   indicated  or  the  context  indicates
otherwise. All references to specific entities refer to the respective companies and their  subsidiaries,  unless  otherwise  indicated or the context  indicates otherwise.

     Consolidated Operations

     Selected Operational Data

     The following table presents selected  financial  information for the three months ended March 31, 2005 and 2004 for the Company's consolidated operations.

                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                              ---------------------
                                                                                                 2005       2004
                                                                                              ---------- ----------
                                                                                               (In millions of dollars)
                                                                                                    ----------

Net sales...................................................................................  $    83.0  $    68.9
Costs and expenses..........................................................................      (80.2)     (75.5)
                                                                                              ---------- ----------
Operating income (loss).....................................................................        2.8       (6.6)
Other income, net...........................................................................        1.2        5.1
Interest expense, including amortization of deferred financing costs........................      (18.2)     (18.8)
                                                                                              ---------- ----------
Loss before income taxes....................................................................  $   (14.2) $   (20.3)
                                                                                              ========== ==========

     Deconsolidation of Kaiser
     See Notes 1 and 7 for information regarding the deconsolidation of Kaiser's financial results and the Company's investment in Kaiser.

     Overview of Consolidated Results of Operations

     Net Sales
     Net sales for the first quarter of 2005 totaled $83.0 million,  compared to
$68.9 million for the first quarter of 2004. Net sales for the Company's  forest products  operations  increased  $3.9 million for the first  quarter of 2005, as compared to the same  quarter in 2004,  primarily  as a result of an increase in shipments of Douglas-fir lumber inventories. Real estate sales more than doubled in the first  quarter of 2005,  resulting  in an  increase  of $11.8  million in revenue over the same quarter in 2004.  The  increase was  principally  due to a higher  volume of  property  sales at the  Company's  Fountain  Hills and Mirada developments  and receipt and  recognition of deferred  profits at the Company's
Palmas  development.  Net sales for the racing  segment  decreased $1.6 million, principally  due to lower  average  daily  attendance  and reduced  simulcasting wagering.

     Operating Income (Loss)
     The Company recorded  operating income of $2.8 million in the first quarter of 2005  compared to an operating  loss of $6.6 million in the first  quarter of
2004.  Operating results for forest products operations declined by $2.5 million primarily  as a result  of  increased  logging,  hauling  and  production  costs partially offset by a $3.1 million insurance  settlement that was reached in the first  quarter  of  2005.  See Note 3 for  further  information  regarding  this settlement.  Operating  results for real  estate  operations  increased  by $8.5 million,  primarily as a result of  increased  real estate  sales,  as discussed above.  Operating  results for racing  operations  decreased by $0.8 million due principally  to lower net sales as  discussed  above  partially  offset by lower expenses.  The  corporate  segment's  operating  loss  decreased by $4.2 million primarily  as a  result  of  lower  stock-based  compensation  expense  in 2005, reflecting a reduction in the market value of the Company's stock since December
31, 2004.

     Loss Before Income Taxes
     The  Company's  consolidated  loss before  income  taxes  decreased by $6.1 million  in the  first  quarter  of 2005 as  compared  to the prior  year  first quarter,  principally  due to the  improved  results of real  estate  operations partially  offset by a decline in investment,  interest and other income of $3.9 million.

     Forest Products Operations

     Industry Overview and Selected Operational Data

     The Company's forest products  operations are conducted through MGI and its wholly owned subsidiaries, principally Palco and its subsidiaries. The segment's business is somewhat seasonal,  and its net sales have been historically  higher in the months of April through  November than in the months of December  through
March. Management expects that MGI's revenues and cash flows will continue to be somewhat  seasonal  because of the  harvesting,  road use, wet weather and other restrictions imposed by the HCP and regulation.  Accordingly,  MGI's results for any one quarter are not necessarily indicative of results to be expected for the full year.

     Regulatory and  environmental  matters as well as legal actions have played and are expected to continue to play a significant  role in the Company's forest products  operations.  Scotia  LLC  has  previously  experienced  delays  in the approval  of its  THPs  as the  result  of  regulatory  compliance  and  related litigation,  and expects these  difficulties to persist.  Moreover,  the Company
expects  a  recurrence  of  the  additional   delays  that  have  recently  been
experienced  in  harvesting  on  previously-approved   THPs  due  to  regulatory
oversight by the North Coast Water Board. The foregoing matters have in the past adversely  affected timber harvest and timber harvesting and other costs;  these effects are expected to continue.  In addition,  there can be no assurance  that certain other pending  legal,  regulatory  and  environmental  matters or future governmental  regulations,  legislation or judicial or administrative decisions, adverse  weather  conditions,  or low  lumber  or log  prices,  will  not have a material  adverse  effect on the financial  condition,  results of operations or
liquidity  of  the   Company's   forest   products   operations.   See  Item  1.
"Business--Forest Products  Operations--Regulatory and Environmental Matters" of
the Form 10-K and Note 8 for further discussion of these matters.

     The ongoing regulatory, environmental and litigation matters faced by Palco and Scotia LLC,  exacerbated by certain  recent  developments,  have  materially adversely  impacted  the cash flows of both  Scotia  LLC and  Palco.  Scotia LLC estimates  that its cash flows from  operations,  together with funds  available under  the  Scotia  LLC Line of  Credit,  will be  inadequate  to pay all of the interest due on the July 20, 2005 payment date for the Timber Notes, which would
be  an  event  of  default  under  the  Timber  Notes  Indenture.   For  further
information,   see   "--Financial   Condition   and   Investing   and  Financing
Activities--Forest Products Operations."

     During 2001,  comprehensive external and internal reviews were conducted of
Palco's  business  operations.  These  reviews  were  conducted  in an effort to
identify   ways  in  which  Palco  could   operate  on  a  more   efficient  and
cost-effective  basis.  Based upon these reviews,  Palco implemented a number of changes during the last quarter of 2001 and the first quarter of 2002, including closing  two  of its  four  sawmills,  eliminating  certain  of its  operations, including its company-  staffed logging  operations (now relying  exclusively on contract  loggers)  and  its  soil  amendment  and  concrete  block  activities, utilizing  more  efficient  harvesting  methods and  adopting  other cost saving measures.  Palco has continued to examine ways in which to achieve cost savings.
During  2004,  Palco  opened  a new  (replacement)  planer  facility  and  began construction  on a new  sawmill,  both in Scotia,  California.  The new  sawmill construction  project is expected to cost $27.3 million  ($20.5 million of which was expended in 2004) with the last phase  scheduled for completion in the third quarter of 2005  (subject to available  cash).  Funds for this project have been provided  from existing cash  resources  and  borrowings  under the Palco Credit
Agreement and the remaining funds are expected to be provided by borrowings from the Term Loan and/or the  Revolving  Credit  Facility.  As part of the  project,
Palco's  Carlotta mill was permanently  closed in 2004 and, in April 2005, Palco announced  that it would also close its Fortuna  mill.  Certain  equipment  from these  mills is being and will be moved to  Palco's  new  sawmill  in Scotia and management is  considering  alternative  uses for the  properties  and remaining equipment, including sales to third parties. Further actions may be taken during
2005 as a result of Palco's continuing  evaluation process or in response to the financial  difficulties discussed above, and writedowns of certain assets may be required.

     The following table presents selected operational and financial information for the three months  ended March 31, 2005 and 2004,  for the  Company's  forest products operations.

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                         --------------------------
                                                                                             2005          2004
                                                                                         ------------  ------------
                                                                                          (In millions of dollars,
                                                                                          except shipments and prices)

Shipments:
   Lumber: (1)
      Redwood upper grades..............................................................         2.4           4.3
      Redwood common grades.............................................................        43.1          44.0
      Douglas-fir upper grades..........................................................         0.3           1.0
      Douglas-fir common grades.........................................................        33.0          14.7
      Other.............................................................................         0.8           0.9
                                                                                         ------------  ------------
   Total lumber.........................................................................        79.6          64.9
                                                                                         ============  ============
   Cogeneration power (2)...............................................................        40.7          36.3
                                                                                         ============  ============

Average sales price:
   Lumber: (3)
      Redwood upper grades.............................................................. $     1,183   $     1,321
      Redwood common grades.............................................................         610           603
      Douglas-fir upper grades..........................................................         895           939
      Douglas-fir common grades.........................................................         367           373
   Cogeneration power (4)...............................................................          63            64

Net sales:
   Lumber, net of discount.............................................................. $      41.4   $      38.4
   Logs.................................................................................         1.5           1.3
   Cogeneration power...................................................................         2.6           2.3
   Wood chips...........................................................................         1.1           0.8
   Other................................................................................         0.7           0.6
                                                                                         ------------  ------------
      Total net sales .................................................................. $      47.3   $      43.4
                                                                                         ============  ============
Operating loss.......................................................................... $      (2.8)  $      (0.3)
                                                                                         ============  ============
Loss before income taxes................................................................ $     (16.3)  $     (12.9)
                                                                                         ============  ============

------------------------------------

(1)  Lumber  shipments  are  expressed  in  millions  of board  feet.

(2) Power deliveries are expressed in thousands of megawatts.

(3) Dollars per thousand board feet.

(4) Dollars per megawatt.

     Net Sales
     Net sales for forest  products  operations  increased  $3.9 million for the first  quarter of 2005,  as compared to the same  period in 2004.  Shipments  of
Douglas-fir lumber inventories more than doubled, as compared to the same period in 2004,  resulting in an increase in net sales of $6.6  million.  This increase was offset by lower shipments of redwood lumber of $2.8 million.

     Operating Loss
     Although sales improved,  the operating loss for forest products operations increased  by $2.5 million for the first  quarter of 2005,  compared to the same period in 2004,  primarily  due to  increased  logging,  hauling and  production costs,  partially offset by a $3.1 million insurance settlement that was reached in the  first  quarter  of  2005.  See  Note 3 for  further  discussion  of this settlement.  The gross margin  percentage on lumber sales has decreased from 29%
in the first quarter of 2004 to 10% in the first quarter of 2005,  primarily due
to  the   increased   operating   costs  noted  above.   Selling,   general  and
administrative  expenses decreased for the first quarter of 2005, as compared to the same period in 2004, due primarily to the $3.1 million insurance  settlement and a reduction in administrative costs of $0.4 million.

     Loss Before Income Taxes
     Forest  products  operations'  loss before  income taxes  increased by $3.4 million  for the first  quarter of 2005 as  compared  to the same period in 2004 primarily  due to the  decreased  operating  results  discussed  above and lower returns on cash, cash equivalents and investments of $1.1 million.

Real Estate Operations

     Industry Overview and Selected Operational Data
     The Company,  principally  through its wholly owned  subsidiaries and joint ventures,  invests  in and  develops  residential  and  commercial  real  estate primarily in Puerto Rico,  Arizona,  California,  and Texas. The following table presents  selected  operational  and financial  information for the three months ended March 31, 2005 and 2004, for the Company's real estate operations.

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                             ----------------------
                                                                                                2005        2004
                                                                                             ----------  ----------
                                                                                             (In millions of dollars)
                                                                                                   ----------
Net sales:
   Real estate:
      Fountain Hills.......................................................................  $     6.7   $     2.0
      Mirada...............................................................................        2.6         0.5
      Palmas...............................................................................        4.6         0.5
                                                                                             ----------  ----------
        Total..............................................................................       13.9         3.0
                                                                                             ----------  ----------

   Resort, commercial and other:
      Fountain Hills.......................................................................        1.4         1.4
      Palmas...............................................................................        2.9         2.5
      Commercial lease properties..........................................................        4.5         4.0
      Other................................................................................        0.1         0.1
                                                                                             ----------  ----------
        Total..............................................................................        8.9         8.0
                                                                                             ----------  ----------

   Total net sales.........................................................................  $    22.8   $    11.0
                                                                                             ==========  ==========

Operating income (loss):
   Fountain Hills..........................................................................  $     2.6   $     0.6
   Mirada..................................................................................        0.8        (0.8)
   Palmas..................................................................................        1.8        (2.8)
   Commercial lease properties.............................................................        1.5         1.5
   Other...................................................................................          -        (0.3)
                                                                                             ----------  ----------
      Total operating income (loss)........................................................  $     6.7   $    (1.8)
                                                                                             ==========  ==========

Investment, interest and other income (expense), net:
   Equity in earnings from real estate joint ventures......................................  $    (0.2)  $     1.0
   Other...................................................................................        0.6         0.6
                                                                                             ----------  ----------
                                                                                             $     0.4   $     1.6
                                                                                             ==========  ==========

Income (Loss) before income taxes..........................................................  $     2.7   $    (4.9)
                                                                                             ==========  ==========

     Net Sales
     Net sales for the real estate  segment  for the first  quarter of 2005 more than  doubled,  as  compared  to the same  period  in 2004,  largely  driven  by increased sales activity at the Company's Fountain Hills and Mirada developments and the receipt and  recognition  of deferred  profits at the  Company's  Palmas development.

     Operating Income (Loss) and Income (Loss) Before Income Taxes
     Operating  income improved by $8.5 million for the first quarter of 2005 as compared to the same period of 2004 primarily due to receipt and  recognition of deferred  profits at the Company's  Palmas  development  and higher sales at the
Company's  Fountain Hills and Mirada  developments.  The segment's income before income taxes increased between quarters  primarily due to the improved operating results discussed above, partially offset by $1.2 million of decreased equity in earnings  from the  Company's  investment  in  FireRock  LLC as a result  of the sell-out of lots at the development in 2004. FireRock LLC's sole remaining asset is the FireRock LLC Country Club.

     Racing Operations

     Industry Overview and Selected Operational Data
     The Company indirectly owns SHRP, Ltd., which owns and operates Sam Houston
Race Park, a Class 1 horse racing  facility in Houston,  Texas,  and Valley Race
Park,  a greyhound  racing  facility  located in  Harlingen,  Texas.  Results of operations  between  quarterly  periods are generally not  comparable  for these facilities  due to the timing,  varying  lengths and types of racing meets held.
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

     The following table presents selected operational and financial information for the three months  ended March 31, 2005 and 2004,  for the  Company's  racing operations.

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                             ----------------------
                                                                                                2005        2004
                                                                                             ----------  ----------
                                                                                              (In millions of dollars)
                                                                                                     ----------
Number of live race days:
   Sam Houston Race Park...................................................................         42          48
   Valley Race Park........................................................................         86          75

Handle:
   Sam Houston Race Park:
      On-track handle......................................................................  $    31.8   $    34.0
      Off-track handle.....................................................................       73.1        96.6
                                                                                             ----------  ----------
        Total..............................................................................  $   104.9   $   130.6
                                                                                             ==========  ==========

   Valley Race Park:
      On-track handle......................................................................  $     5.6   $     6.4
      Off-track handle.....................................................................        1.5         2.8
                                                                                             ----------  ----------
        Total..............................................................................  $     7.1   $     9.2
                                                                                             ==========  ==========

Net sales:
   Sam Houston Race Park:
      Gross pari-mutuel commissions........................................................  $     9.2   $    10.3
      Other revenues.......................................................................        1.9         2.1
                                                                                             ----------  ----------
        Total..............................................................................       11.1        12.4
                                                                                             ----------  ----------
   Valley Race Park:
      Gross pari-mutuel commissions........................................................        1.4         1.6
      Other revenues.......................................................................        0.4         0.5
                                                                                             ----------  ----------
        Total..............................................................................        1.8         2.1
                                                                                             ----------  ----------
   Total net sales.........................................................................  $    12.9   $    14.5
                                                                                             ==========  ==========

Operating income (loss):
   Sam Houston Race Park...................................................................  $       -   $     0.8
   Valley Race Park........................................................................       (0.2)       (0.2)
                                                                                             ----------  ----------
      Total operating income (loss) .......................................................  $    (0.2)  $     0.6
                                                                                             ==========  ==========

Income (loss) before income taxes..........................................................  $    (0.2)  $     0.6
                                                                                             ==========  ==========

     Net Sales
     Net sales for racing operations declined $1.6 million for the first quarter of 2005,  as  compared  to the same  period  in 2004,  principally  due to lower simulcasting  and live racing  commissions  as a result of lower  average  daily attendance and reduced simulcasting wagering.

     Operating Income (Loss) and Income (Loss) Before Taxes
     Racing  operations'  operating income and income before taxes for the first quarter of 2005  declined  $0.8 million from the  comparable  period in 2004 due principally  to lower net sales as discussed  above,  partially  offset by lower costs.

     Other Items Not Directly Related to Industry Segments

                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                              ---------------------
                                                                                                2005        2004
                                                                                              ---------  ----------
                                                                                                  (In millions)
                                                                                                    ----------

   Operating loss...........................................................................  $   (0.9)  $    (5.1)
   Loss before income taxes.................................................................      (0.4)       (3.1)

     Operating Loss
     The  operating  losses  represent   corporate  general  and  administrative
expenses that are not attributable to the Company's industry  segments.  For the first quarter of 2004, such losses include $2.2 million,  related to an increase in stock-based  compensation  expense,  which is adjusted as the market value of the  Company's  Common Stock  changes.  Additionally,  the first quarter of 2004 included $0.8 million of non-recurring  lease  termination  costs. For the first quarter of 2005,  there was a $1.6 million  benefit  recognized for  stock-based compensation, reflecting a reduction in the market value of the Company's Common
Stock since December 31, 2004.

     Loss Before Income Taxes
     The loss before  income taxes  decreased in the first  quarter of 2005 from the comparable period in 2004 due to lower corporate general and  administrative expenses offset by lower returns on marketable  securities and other  short-term investments of $1.7 million which are impacted by changing market conditions.

Financial Condition and Investing and Financing Activities

     This  section  contains   statements   which  constitute   "forward-looking
statements"  within the meaning of the PSLRA. See the statement in Item 2. above for cautionary information with respect to such forward-looking statements.

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

     Cash Flow

     Operating Activities
     Net cash used for operating  activities improved from $25.0 million for the three  months  ended March 31, 2004 to $6.9  million for the three  months ended
March 31, 2005.  The  reduction in cash used in  operating  activities  resulted primarily  from  improved  operating  results,  a reduction  of forest  products inventories and higher cash collections related to real estate sales.

     Investing Activities
     Net cash used for  investing  activities  was $0.1 million and $5.3 million for the three  months  ended  March 31,  2005 and 2004,  respectively.  In 2004, capital expenditures were $14.2 million,  $10.9 million of which were related to
Palco's  sawmill  project;  comparable  expenditures  were not made in the first quarter of 2005.  Additionally,  net sales of  marketable  securities  and other short-term investments were $5.3 million lower than the first quarter of 2004.

     Financing Activities
     Net cash  provided  by  financing  activities  was $17.1  million and $27.8 million for the three months ended March 31, 2005 and 2004,  respectively.  This change principally  results from lower borrowings under revolving and short-term credit facilities.

     MAXXAM Parent

     MAXXAM Parent  believes that its existing  resources  will be sufficient to fund its  working  capital  requirements  for the next  year.  With  respect  to long-term  liquidity,  MAXXAM  Parent  believes  that its existing cash and cash resources,  together with distributions from the real estate operations,  should be sufficient to meet its working capital requirements. However, there can be no assurance that this will be the case. See "--Forest  Products  Operations" below and Note 8 regarding potential adverse impacts upon MAXXAM Parent as a result of liquidity issues in respect of Palco and Scotia LLC. Additionally, see "--Racing
Operations"  below  regarding  the cash flow  needs of SHRP,  Ltd.,  which  were provided by MAXXAM Parent during the first quarter of 2005.

     Forest Products Operations

     Substantially  all of MGI's  consolidated  assets are owned by Palco, and a significant portion of Palco's  consolidated assets are owned by Scotia LLC. The holders of the Timber Notes have  priority over the claims of creditors of Palco with  respect to the assets and cash flows of Scotia LLC. The  Revolving  Credit
Facility and Term Loan contain certain  restrictive  covenants which effectively preclude the distribution of funds from Palco to MGI.

     Due to its highly  leveraged  condition,  Scotia LLC is more sensitive than less  leveraged  companies to factors  affecting  its  operations  and financial results,  including  adverse weather  conditions,  low log prices,  governmental regulation,  environmental  litigation and general economic  conditions.  Scotia
LLC's cash flows from operations are  significantly  impacted by harvest volumes and log prices.

     Regulatory and  environmental  matters as well as legal actions have played and are expected to continue to play a significant  role in the Company's forest products  operations.  Scotia  LLC  has  previously  experienced  delays  in the approval  of its  THPs  as the  result  of  regulatory  compliance  and  related litigation,  and expects these  difficulties to persist.  Moreover,  the Company
expects  a  recurrence  of  the  additional   delays  that  have  recently  been
experienced  in  harvesting  on  previously-approved   THPs  due  to  regulatory
oversight by the North Coast Water Board (see below). The foregoing matters have in the past adversely  affected  timber harvest and timber  harvesting and other costs;  these  effects are  expected to continue.  In addition,  there can be no assurance that certain other pending legal, regulatory and environmental matters or future  governmental  regulations,  legislation or judicial or administrative decisions,  adverse weather  conditions,  or low lumber or log prices,  will not have a material adverse effect on the financial condition, results of operations
or  liquidity  of  the  Company's  forest  product   operations.   See  Item  1.
"Business--Forest Products  Operations--Regulatory and Environmental Matters" of
the Form 10-K and Note 8 for further discussion of these matters.

     The North  Coast  Water  Board is  requiring  Palco and Scotia LLC to apply various waste discharge  reporting,  mitigation and erosion control requirements in respect of timber harvesting activities in several watersheds, and may impose additional  measures in the future. The North Coast Water Board in December 2003 directed  its  staff  to  formulate  WWDRs  for the  Freshwater  and  Elk  River watersheds  on  the  Scotia  LLC  Timberlands.  The  WWDRs  have  not  yet  been formulated,  and, as a result, the North Coast Water Board has failed to release for harvest THPs already approved by the other government  agencies which review
Scotia LLC's THPs and significantly  delayed the release of a substantial number of other  previously-approved  THPs.  The THPs approved for release by the North
Coast Water Board restrict the harvest  allowed to only 75% of the harvest limit established by the CDF for the Freshwater and Elk River watersheds.  Moreover, a hearing  officer  acting on behalf of the State  Water  Board has  issued a stay order which  precludes  harvest on a portion of the THPs that were  released for harvest by the North  Coast  Water  Board.  Palco and Scotia LLC are  continuing efforts to obtain  clearance  from the North Coast Water Board of the  remaining
THPs,  which  constitute a  significant  portion of the harvest  planned for the first  six  months of 2005.  Palco and  Scotia  LLC are also in the  process  of appealing the decision of the State Water Board hearing officer. There can be no assurance  that  these  efforts  will be  successful.  Additionally,  should the
Freshwater-Elk  River  WWDRs not be  formulated  during 2005 or in the first few months of 2006,  there could be a material  adverse impact on Palco's and Scotia
LLC's future cash flows from  operations.  See Note 8 for further  discussion of these matters.

     The foregoing matters have materially  adversely impacted the cash flows of both  Scotia  LLC and  Palco.  Scotia  LLC  estimates  that its cash  flows from operations,  together with funds  available under the Scotia LLC Line of Credit, will be inadequate to pay all of the $27.9 million of interest which will be due on the July 20, 2005 payment date for the Timber  Notes,  ($25.9  million net of interest  relating to Timber Notes held by Scotia LLC),  which would be an event of default  under the Timber Notes  Indenture.  Under the new  Revolving  Credit
Facility  and Term  Loan,  Palco is  permitted  to invest up to $5.0  million in
Scotia  LLC.  However,  there  can be no  assurance  that  Palco  will make such investment in whole or part.

     In the event of a failure to pay  interest on the Timber Notes in full when due, the Trustee under the Timber Notes Indenture or the holders of at least 25%
of the aggregate  outstanding principal amount of the Timber Notes may cause all principal,  interest  and other  amounts  related to the Timber  Notes to become immediately due and payable.  Also, in the event of a failure by Palco or Scotia
LLC to perform its respective  covenants or agreements under the Master Purchase
Agreement or the failure by Palco to perform its covenants or  agreements  under the Services  Agreement,  which failure  continues for 30 days after notice from the Trustee or the holders of 25% or more of the outstanding principal amount of the  Timber  Notes,  the  holders  of a majority  of the  aggregate  outstanding principal amount of the Timber Notes may cause all principal, interest and other amounts related to the Timber Notes to become  immediately  due and payable.  In the event of any such  acceleration,  the agent  under  the  Scotia  LLC Line of
Credit may also  accelerate the advances then  outstanding  thereunder.  If such accelerations  of Timber  Notes  and/or  advances  under the  Scotia LLC Line of
Credit  occur,  the  Trustee  may  exercise  all rights  under the Timber  Notes
Indenture  and  related  security  documents,  including  applying  funds to pay accelerated amounts, and selling the Scotia LLC Timberlands and other assets and using the proceeds thereof to pay accelerated  amounts. In the event that Scotia
LLC were to seek  protection by filing under the  Bankruptcy  Code,  all amounts related to the Timber Notes would become  immediately  due and payable under the
Timber  Notes  Indenture  and all  advances  under the Scotia LLC Line of Credit agreement could be accelerated.  The foregoing rights of the Trustee and holders of Timber  Notes are  subject to the  rights of Scotia LLC under the  Bankruptcy
Code.

     Scotia LLC has entered into an agreement for UBS  Securities  LLC to assist in seeking to restructure its obligations with respect to its outstanding Timber
Notes.  There can be no  assurance  that  Scotia LLC will be  successful  in its efforts to restructure its Timber Notes.

     At March 31, 2005,  Palco continued to be in default under the Palco Credit
Agreement  and its liquidity  crisis  continued.  Previously-granted  waivers of default were  subsequently  extended  through April 22, 2005. On April 19, 2005,
Palco and Britt,  as  borrowers,  closed the five-year  $30.0  million  secured, asset-based  Revolving  Credit  Facility and the five-year $35.0 million secured
Term Loan.  The Term Loan was fully  funded on April 19, 2005 and the  Borrowers used  approximately  $10.8  million  of the funds  from the Term Loan to pay off amounts previously borrowed under the Palco Credit Agreement and terminated that facility.  As of April 30, 2005, no borrowings had been made under the Revolving
Credit  Facility.  Palco  estimates that its cash flow from  operations will not provide sufficient  liquidity to fund its operations until the fourth quarter of
2006.  Accordingly,  Palco expects to be dependent on the funds  available under the  Term  Loan and  Revolving  Credit  Facility  to fund  its  working  capital requirements in 2005 and 2006.  Borrowings  under the Revolving  Credit Facility are limited to the sum of 85% of the  Borrowers'  eligible  accounts  receivable plus  75% of the  Borrowers'  eligible  inventories  (up to a  maximum  of $30.0 million,  subject to limitations  such as the ability of the lender to establish reasonable reserves).  Additionally, both the Term Loan and the Revolving Credit
Facility contain EBITDA maintenance  covenants that, if not met, could trigger a mandatory  prepayment of the borrowings.  The operating cash flow estimates used to  establish  the  EBITDA  maintenance  covenants  are  subject  to a number of assumptions  about future  operating  cash flow and actual  results could differ from these  estimates.  Accordingly,  the availability of these funds is largely dependent  on Palco's  ability to harvest  adequate  timber  from the Scotia LLC
Timberlands and reduce  operating  costs.  See Note 4 for further  discussion of these new debt facilities.

     In the event of a Scotia LLC default  under the Timber Note  Indenture or a future Palco liquidity  shortfall,  Palco and Scotia LLC could be forced to take extraordinary  actions,  which may include:  reducing expenditures by laying off employees  and  shutting  down  various  activities;  seeking  other  sources of liquidity,  such as from asset sales; and seeking protection by filing under the
Bankruptcy  Code. The financial  statements do not include any adjustments  that might result from the outcome of these uncertainties.

     On  February 7, 2005,  Moody's  lowered the ratings on the Class A-1 Timber
Notes from A1 to Baa2; the Class A-2 Timber Notes from A3 to Baa3; and the Class
A-3 Timber Notes from Baa2 to Bal. On April 7, 2005,  S&P  announced that it had further  lowered its ratings on all classes of the Timber Notes to CCC-.  On
December 8, 2004,  S&P  lowered Palco's credit rating from B- to CCC+ and on
April 7, 2005,  S&P  announced  that it had further  lowered  Palco's credit rating to CCC- (which rating it affirmed on April 28, 2005).  As a result of the
S&P  credit  actions,  Palco may be required to post a security  deposit for workers compensation  liabilities in July 2005 in the amount of $9.9 million. If
Palco's  credit  rating  is  raised  to B- or  better,  or if a  waiver  of this requirement  is allowed  under  applicable  law, then posting of such a security deposit may not be  necessary.  However,  there can be no assurance  that such a security  deposit  will not be required.  Palco  management  is also  evaluating
whether  other  potential   obligations  or  unanticipated   adverse   financial
consequences may result from the S&P credit actions described above.

     The liquidity  issues being  experienced  by Scotia LLC, and those recently experienced by Palco should they recur, could result in claims against and could have adverse impacts on MAXXAM Parent, MGHI and/or MGI. For example, under ERISA law,  were Palco to terminate  its pension  plan,  MAXXAM  Parent and its wholly owned  subsidiaries  would be jointly  and  severally  liable  for any  unfunded pension  plan  obligations.  The  unfunded  obligation  attributable  to Palco's pension plan as of December 31, 2004,  is estimated to have been in the range of approximately $35 million based upon annuity placement interest rate assumptions at that time.  In addition,  it is possible that certain  transactions  could be entered into in connection with a potential  restructuring or  reorganization of
Palco or Scotia LLC, such as a sale of all or a portion of the equity  ownership in Palco and/or  Scotia LLC, a sale of a substantial  portion of Palco's  and/or
Scotia  LLC's  assets  and/or a  cancellation  of some or all of Palco's  and/or
Scotia  LLC's  indebtedness,  which could  require the  utilization  of all or a substantial  portion of, or the loss of a significant  portion of, the Company's net operating losses for federal and state income tax purposes and could require tax payments in future periods.

     The Scotia LLC Line of Credit  allows Scotia LLC to borrow up to one year's interest  due on the  Timber  Notes.  On June 20,  2003,  the Scotia LLC Line of
Credit  was  extended  to  July  7,  2006.  At or near  the  completion  of such extension,  Scotia LLC intends to request  that the Scotia LLC Line of Credit be extended for an  additional  period of not less than 364 days.  If not extended,
Scotia LLC may draw upon the full amount  available.  The amount  drawn would be repayable  in 12  semiannual  installments  on each note payment date (after the payment of certain  other  items,  including  the  Aggregate  Minimum  Principal
Amortization  Amount, as defined,  then due),  commencing  approximately two and one- half years following the date of the draw. At December 31, 2004, Scotia LLC could  have  borrowed a maximum  of $57.1  million  under the Scotia LLC Line of
Credit,  and there  were  $18.2  million  in  borrowings  outstanding  under the facility.  At March 31, 2005, the maximum availability under the Scotia LLC Line of Credit  was $55.9  million,  and  there  were  $40.4  million  in  borrowings outstanding under this facility.

     On the note  payment  date in  January  2005,  Scotia  LLC  used the  funds available under the Scotia LLC Line of Credit to pay all of the $28.5 million of interest due ($26.3  million net of interest due in respect of Timber Notes held by Scotia LLC).  Scotia LLC also repaid $10.6 million of principal on the Timber
Notes (an amount  equal to Scheduled  Amortization)  using funds held in the SAR
Account.

     The Master  Purchase  Agreement  between  Scotia LLC and Palco (see Item 1.
"Business--Forest Products  Operations--Relationships among the Palco Companies"
of the Form  10-K)  contemplates  that all sales of logs by Scotia  LLC to Palco will be at fair market  value  (based on stumpage  prices) for each  species and category of logs. The Master  Purchase  Agreement  provides that if the purchase price  equals or exceeds  the SBE Price and a  structuring  price set forth in a schedule to the Timber Notes  Indenture,  the purchase  price is deemed to be at fair market value. If the purchase price equals or exceeds the SBE Price, but is less than the  structuring  price,  then  Scotia  LLC is  required  to engage an independent forestry consultant to confirm that the purchase price reflects fair market value.  In December  2004,  the  California  State Board of  Equalization
adopted the new Harvest  Value  Schedule for the first half of 2005.  The prices published in that schedule  (which exceeded the applicable  structuring  prices)
reflected a 14.3%  increase in the SBE Price for small  redwood logs and a 12.5%
increase for small  Douglas-fir  logs from the prices  published  for the second half of 2004.

     Capital  expenditures  have been made by Palco  during the past three years which are expected to improve production  efficiency and reduce operating costs.
During  2004,  Palco  opened a new  (replacement)  planner  facility  and  began construction  on a new  sawmill,  both in  Scotia,  California.  The  project is expected to cost $27.3  million  ($20.5  million of which was expended in 2004), with the last  phase  scheduled  for  completion  in the third  quarter  of 2005
(subject to available  cash).  Funds for this project  have been  provided  from existing cash resources and borrowings  under the Palco Credit Agreement and the remaining  funds are  expected to be provided by  borrowings  from the Term Loan and/or the Revolving Credit Facility.  As part of the project,  Palco's Carlotta mill was permanently  closed in 2004 and, in April 2005, Palco announced that it would also close its Fortuna mill.  Certain  equipment from these mills is being and will be moved to Palco's new sawmill in Scotia and management is considering alternative uses for the properties and remaining equipment,  including sales to third parties.  Capital  expenditures were $2.7 million for the first quarter of
2005 and are  estimated  to be between  $8.7  million and $16.1  million for the remainder of 2005 (subject to available cash). Palco and Scotia LLC may purchase additional timberlands from time to time as appropriate opportunities arise.

     Palco expects that in 2005 it will be required to fund  approximately  $1.6 million to $1.8 million for pension and other postretirement benefits.

     Palco will require funds available under the Revolving  Credit Facility and
Term  Loan  in  order  to meet  its  working  capital  and  capital  expenditure requirements for the next year. Furthermore,  Palco's cash flows from operations may be adversely  affected by diminished  availability  of logs from Scotia LLC, lower lumber prices, adverse weather conditions,  pending legal,  regulatory and environmental  matters or increased  funding  requirements for its pension plan.
See "--Results of Operations--Forest Products Operations" above, as well as Note
8, for discussion of the regulatory,  environmental  and legal matters affecting harvest levels and operating costs.

     With respect to long-term liquidity,  until such time as Palco has adequate cash flows from operations, there can be no assurance that Palco will be able to meet its working  capital,  capital  expenditure  and debt service  obligations.
Liquidity,  capital  resources  and results of  operations  in the long-term may continue to be adversely affected by the same factors affecting  short-term cash flows from operations, as discussed above.

     Real Estate Operations

     Capital expenditures and real estate improvements and development costs are expected to be between approximately $30.0 million to $35.0 million in 2005. The
Company  expects  that these  expenditures  will be funded by existing  cash and available credit facilities.

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

     Subsequent  to December 31, 2004,  SHRP,  Ltd.  borrowed  $4.5 million from
MAXXAM  Parent to fund its 2005  capital  expenditures  and  improve its working capital position.  SHRP,  Ltd.'s management  expects that SHRP, Ltd. may require additional  advances  from  MAXXAM  Parent to fund its  operations  and  capital expenditures in the future.  SHRP, Ltd. is experiencing  strong competition from internet wagering and "racinos" in surrounding  states.  These factors will also play a role in SHRP, Ltd.'s long-term liquidity.

     In January  2004, a subsidiary  of the Company  applied to the Texas Racing
Commission  for an  additional  license to construct and operate a Class 2 horse racing facility in Laredo,  Texas. The review process is only in the preliminary stages,  and  there  can be no  assurance  that the  Company  will  obtain  this additional  license as,  among  other  things,  there is a competing  applicant.
Additionally,   the  Company  is  considering  a  variety  of  alternatives  for addressing  (should the  subsidiary be granted the Laredo  license) a Racing Act provision that a person may not own a greater than five percent interest in more than two Texas-licensed race tracks.

     Kaiser's Operations

     With  respect  to the  Company's  interest  in  Kaiser,  the  Debtors  have indicated  that they  believe  that it is  likely  that the  equity of  Kaiser's stockholders  will be cancelled  without  consideration.  See Note 7 for further information.

Off-Balance Sheet Arrangements

     The  Company  does not have any  off-balance  sheet  financing,  other than
operating   leases   entered  into  in  the  normal   course  of  business,   or
unconsolidated  special purpose  entities.  The Company does not use derivatives for any of its treasury or risk management activities.

Trends

     Forest Products

     See Note 8 and Part I, Item 2.  "Management's  Discussion  and  Analysis of
Financial  Conditions  and  Results  of   Operations--Financial   Condition  and
Investing and Financing  Activities--Forest Products Operations" for information regarding various regulatory, environmental,  litigation and other matters which have caused and are  expected to continue to cause delays in the approval of the
Company's  THPs and the  ability to harvest on THPs once they are  approved,  as well as adverse impacts on harvest levels and timber harvesting and other costs.

     Real Estate

     PDMPI  is  considering  various  alternatives  to  accelerate  sales of its remaining  1,130  acres  of  undeveloped  land as well as  disposition  of other assets. In connection with this, PDMPI has been working with an agent to solicit developer  and  investor  interest in acquiring  such acreage and other  assets.
While some expressions of interest have been received, no assurance can be given that these efforts will be successful.

     Racing

     The Texas  legislature,  which is currently in its regular  January to June
2005 session,  is considering a variety of  alternatives  to address a projected budget shortfall, including enhancing state revenues through additional forms of gaming such as video lottery  terminals at existing horse and dog racing tracks, gaming on Indian  reservations,  and full  casinos.  The  Company is  vigorously pursuing  any such  legislation  which is  favorable  to it. As any  legislation expanding  gaming in Texas would  require the  approval  of  two-thirds  of each legislative  house and a majority of the state's  voters,  no  assurance  can be given that any such legislation will be enacted or become  effective.  Moreover, it is impossible to determine what the provisions of any such  legislation  will be or its effect on the Company.

Contractual Obligations

     At January 1, 2005,  the Company  entered into an  operating  lease for its
Corporate  offices.  The  lease  began on  January  1,  2005 and  terminates  on
September  30, 2015.  Minimum  annual rental  payments  under the lease are $0.1 million in 2005 and escalate to a maximum of $0.4 million in 2014.

Critical Accounting Policies and Estimates

     See Item 7.  "Management's  Discussion and Analysis of Financial  Condition
and Results of  Operations--Critical  Accounting  Policies and Estimates" of the
Form 10-K for a discussion of the Company's critical accounting policies.  There have been no material changes to the Company's critical  accounting policies and estimates provided in the Form 10-Q.

New Accounting Pronouncements

     See Note 2 for a  discussion  of new  accounting  pronouncements  and their potential impact on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in  interest  rates  primarily  under the
Scotia LLC Line of Credit and the  Revolving  Credit  Facility and Term Loan, as
well as certain other debt  facilities  used to finance real estate  development activities.  As of March 31,  2005,  there  were  $52.7  million  in  borrowings outstanding  under  all  variable  rate  facilities.  Based  on  the  amount  of borrowings  outstanding  under these  facilities  during the three  months ended
March 31, 2005, a 1.0% change in interest rates  effective from the beginning of the year would have resulted in an increase or decrease in interest  expense for the period of $0.1 million.

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

     As of the end of the period covered by this report,  our management carried out an  evaluation,  under the  supervision  and with the  participation  of the
Company's management,  including our Company's Chief Executive Officer and Chief
Financial  Officer,  of the  effectiveness  of the design and  operation  of the
Company's  disclosure  controls and  procedures.  Based on the  evaluation,  our management,  including our Chief Executive Officer and Chief Financial  Officer,
concluded that the Company's  disclosure  controls and procedures were effective as of March 31, 2005.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The Company may from time to time  purchase  shares of its Common  Stock on national  exchanges or in privately  negotiated  transaction.  No such purchases occurred  during the three months  ended March 31, 2005,  or through the date of this report.

ITEM 6. EXHIBITS

     a.   Exhibits:
          10.1 Revolving  Credit  Agreement,  dated April 19, 2005, among Palco,
               Britt,  the lenders from time to time party thereto,  and The CIT
               Group/Business  Credit, Inc. (incorporated herein by reference to
               Exhibit10.1 to the Company's  Current Report on Form 8-K filed on
               April 25, 2005)
          10.2 Term Loan Agreement,  dated April 19, 2005,  among Palco,  Britt, the lenders  from time to time party  thereto  and Credit  Suisse
               First Boston (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 25, 2005)
          10.3 Guarantee and Collateral Agreement, dated April 19, 2005, made by
               Palco,  Britt,  MGI, Salmon Creek and Scotia Inn Inc. in favor of
               The CIT  Group/Business  Credit,  Inc.  (incorporated  herein  by reference to Exhibit 10.3 to the Company's Current Report on Form
               8-K filed on April 27, 2005; the "April 27, 2005 Form 8-K")
          10.4 Guarantee and Collateral Agreement, dated April 19, 2005, made by
               Palco,  Britt,  MGI, Salmon Creek and Scotia Inn Inc. in favor of
               Credit Suisse First Boston  (incorporated  herein by reference to
               Exhibit 10.4 to the April 27, 2005 Form 8-K)
          10.5 Deed of Trust, Security Agreement, Assignment of Rents and Leases
               and Fixture  Filing,  dated April 19, 2005,  by and from Palco to
               Fidelity  National  Title  Company,  for the  benefit  of The CIT
               Group/Business    Credit,    Inc.,   as   administrative    agent
               (incorporated  herein by  reference  to Exhibit 10.5 to the April
               27, 2005 Form 8-K)
          10.6 Deed of Trust, Security Agreement, Assignment of Rents and Leases
               and Fixture  Filing,  dated April 19, 2005,  by and from Palco to
               Fidelity National Title Company, for the benefit of Credit Suisse
               First Boston, as  administrative  agent  (incorporated  herein by reference to Exhibit 10.6 to the April 27, 2005 Form 8-K)
          10.7 Executive Employment Agreement,  dated April 1, 2005, between the
               Company and Emily  Madison  (incorporated  herein by reference to
               Exhibit 10.1 to the Company's Current Report on Form 8-K filed on
               April 1, 2005; the "April 1, 2005 Form 8-K")
          10.8 2005 Bonus Criteria for the MAXXAM Chief Executive  Officer under the MAXXAM  1994  Executive  Bonus Plan  (incorporated  herein by reference to Exhibit 10.2 to the April 1, 2005 Form 8-K)
          10.9 2005 Bonus Criteria for the MAXXAM  President and Chief Financial
               Officer under the MAXXAM 1994 Executive Bonus Plan  (incorporated herein by  reference  to  Exhibit  10.3 to the April 1, 2005 Form
               8-K)
          10.10 2005 Bonus  Criteria  for the MAXXAM  Vice  Chairman  and General
               Counsel under the MAXXAM 1994 Executive Bonus Plan  (incorporated herein by  reference  to  Exhibit  10.4 to the April 1, 2005 Form
               8-K)
          10.11 Undertaking,  dated  March 28,  2005,  executed by the Company in favor  of Diane  Dudley  (incorporated  herein  by  reference  to
               Exhibit 10.5 to the April 1, 2005 Form 8-K)
          *    31.1 Section 302 Certification of Chief Executive Officer
          *    31.2 Section 302 Certification of Chief Financial Officer
          *    32.1 Section 906 Certification of Chief Executive Officer
          *    32.2 Section 906 Certification of Chief Financial Officer
          *    Included with this filing

2
                               SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized,  who have signed this report on behalf of the  Registrant and as the principal  financial and  accounting  officers of the
Registrant, respectively.

                                                   MAXXAM INC.

Date: May 9, 2005                         By:    /S/         PAUL N. SCHWARTZ
                                        ----------------------------------------
                                                Paul N. Schwartz
                                 President, Chief Financial Officer and Director
                                            (Principal Financial Officer)

Date: May 9, 2005                         By:   /S/           M. EMILY MADISON
                                        ----------------------------------------
                                                M. Emily Madison
                                             Vice President, Finance
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

Borrowers: Palco and Britt, as borrowers under the Revolving Credit Facility and
Term Loan

Britt: Britt Lumber Co., Inc., a wholly owned subsidiary of Palco

California Permits: The Permits issued by California pursuant to the HCP

California  Senate  Bill  810:  Bill  which  became  effective  January  1, 2004 providing  regional  water  quality  control  boards with  additional  authority related to the approval of THPs on land within impaired watersheds

Cases: The Chapter 11 proceedings of the Debtors

Cave action:  An action  entitled Steve Cave, et al. v. Gary Clark,  et al. (No.
DR020719) filed in the Superior Court of Humboldt County, California

CDF: California Department of Forestry and Fire Protection

CESA: California Endangered Species Act

Class A Preferred Stock: The Company's Class A $.05 Non-Cumulative Participating
Convertible Preferred Stock

Common Stock: The Company's $0.50 par value common stock

Company: MAXXAM Inc., including its subsidiaries

Cook action:  An action  entitled Alan Cook,  et al. v. Gary Clark,  et al. (No.
DR020718) filed in the Superior Court of Humboldt County, California

CWA:  Federal Clean Water Act

Debtors:  Kaiser,  KACC and the  subsidiaries of KACC which have filed petitions for reorganization

EBITDA:  As defined in Section 1.01 in the Revolving  Credit  Agreement and Term
Loan which, among other things, excludes the results of Scotia LLC

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
C04-4647)  filed in U.S. Court for the Northern  District of California  against the Palco Companies and two federal agencies

ERISA: the Employee Retirement Income Security Act of 1974, as amended from time to time

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

FireRock  LLC: A 50% owned  joint  venture  which  developed  and manages a real estate project in Arizona

Form 10-K:  Annual  Report on Form 10-K of the Company for the fiscal year ended
December 31, 2004

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

Moody's: Moody's Investor Service

MGHI: MAXXAM Group Holdings Inc., a wholly owned subsidiary of the Company

MGI: MAXXAM Group Inc., a wholly owned subsidiary of MGHI

MPC: MAXXAM Property Company, a wholly owned subsidiary of the Company

NJDEP: New Jersey Department of Environmental Protection

North Coast Water Board:  California  North Coast Regional Water Quality Control
Board

Option A Plan:  Palco's plan for complying  with  California's  sustained  yield requirements, which has been approved by the CDF

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

Palco: The Pacific Lumber Company, a wholly owned subsidiary of MGI

Palco Companies: Palco, Scotia LLC and Salmon Creek, collectively

Palco Credit Agreement: January 2004 revolving credit facility between Palco and a bank which  provided for  borrowings up to $30.0  million,  based upon certain collateral balances,  which was terminated in connection with the closing of the
Revolving Credit Facility and Term Loan

Palco Timberlands: The Scotia LLC Timberlands and the timberlands owned by Palco and Salmon Creek

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

Racing Act: The Texas Racing Act and related regulations

Respondents:   The  Company,  Federated,  Mr.  Charles  Hurwitz  and  the  other respondents in the OTS action

Revolving  Credit  Agreement:  The agreement  evidencing  the  Revolving  Credit
Facility

Revolving Credit Facility:  $30 million  revolving credit facility  evidenced by the Revolving Credit Agreement dated as of April 19, 2005 among Palco and Britt, as borrowers, and Credit Suisse First Boston

Rights: The Series A and B Rights

RI/RA: Remedial investigation and remedial action

S&P: Standard & Poor's Rating Service

Salmon Creek: Salmon Creek LLC, a wholly owned subsidiary of Palco

Sam Houston Race Park: Class 1 horse racing facility in Houston,  Texas operated by SHRP, Ltd.

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

Scotia LLC Line of Credit:  The agreement  between a group of lenders and Scotia
LLC  pursuant  to which  Scotia  LLC may borrow in order to pay up to one year's interest due on the Timber Notes

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

SEC: The Securities and Exchange Commission

SFAS: Statement of Financial Accounting Standards

SFAS No. 123(r): SFAS No. 123 (revised 2004), "Share-Based Payments"

SFAS No. 151: SFAS No. 151, "Inventory Costs"

SFAS No. 153: SFAS No. 153,  "Exchange of  Nonmonetary  Assets," an amendment of
APB Opinion No. 29

SHRP,  Ltd.:  Sam Houston  Race Park,  Ltd., a wholly  owned  subsidiary  of the
Company

State Water Board: California State Water Resources Control Board

SYP: The sustained  yield plan approved in March 1999, as part of the Headwaters
Agreement

take:  Adverse  impacts on species  which have been  designated as endangered or threatened

Term Loan: $35.0 million term loan evidenced by the Term Loan Agreement dated as
of  April  19,  2005  among  Palco  and  Britt,   as  borrowers,   and  The  CIT
Group/Business Credit, Inc.

Texas Racing Commission: The Racing Commission of the State of Texas

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

TMDLs: Total maximum daily load limits

Trustee: The trustee under the Timber Notes Indenture

USAT: United Savings Association of Texas

USWA lawsuit: An action entitled United Steelworkers of America,  AFL-CIO,  CLC, and Donald Kegley v. California Department of Forestry and Fire Protection,  The
Pacific Lumber Company,  Scotia Pacific Company LLC and Salmon Creek Corporation
(No. CV990452) filed in the Superior Court of Humboldt County, California

WWDRs: Watershed-wide discharge requirements