Form 10-Q
period 2005-08-09
MAXXAM INC
filed 2005-08-09
CIK 63814

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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
Yes X : No

     Indicate by check mark whether the Registrant is an  accelerated  filer (as defined in Rule 12b-2 of the Act).
Yes X : No

     Number of shares of common stock outstanding at August 1, 2005: 5,967,942

                                TABLE OF CONTENTS

                                                                                                       Page
PART I. - FINANCIAL INFORMATION

          Item 1.   Financial Statements:
                    Consolidated Balance Sheet..............................................................
                    Consolidated Statement of Operations....................................................
                    Consolidated Statement of Cash Flows....................................................
                    Condensed Notes to Consolidated Financial Statements....................................

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                        Results of Operations...............................................................

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk..............................

          Item 4.   Controls and Procedures.................................................................

PART II. - OTHER INFORMATION

          Item 1.   Legal Proceedings.......................................................................
          Item 2.   Unregistered Sales of Equity Security and Use of Proceeds...............................
          Item 4.   Submission of Matters to a Vote of Security Holders.....................................
          Item 6.   Exhibits................................................................................
          Signatures........................................................................................

APPENDIX A - GLOSSARY OF DEFINED TERMS......................................................................

                            MAXXAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
               (In millions of dollars, except share information)

                                                                                            June 30,    December 31,
                                                                                             2005          2004
                                                                                            -----------------------
                                                                                                 (Unaudited)

Assets
Current assets:
  Cash and cash equivalents                                                                   $ 53.2     $ 18.3
  Restricted cash, marketable securities and other short-term investments ($31.8
     and $28.2, restricted, respectively)                                                      145.7      134.8
  Trade and other receivables, net of allowance of $0.7 and $0.6, respectively                  13.6       16.5
  Inventories
    Lumber                                                                                      10.3       17.0
    Logs                                                                                         1.5        7.2
  Real estate and other assets held for sale                                                    14.4       21.1
  Prepaid expenses and other current assets                                                     15.3       16.6
                                                                                            ------------------------
     Total current assets                                                                      254.0      231.5
Property, plant and equipment, net of accumulated depreciation of $193.7 and
  $183.4, respectively                                                                         364.4      370.2
Timber and timberlands, net of accumulated depletion of $221.9 and $218.6, respectively        211.8      213.6
Real estate                                                                                     56.9       52.5
Deferred income taxes                                                                           94.8       94.8
Restricted cash, marketable securities and other investments                                     5.5       15.6
Intangible assets                                                                                3.3        3.8
Long-term receivables and other assets                                                          33.2       33.2
                                                                                            ------------------------
                                                                                            $1,023.9   $1,015.2
                                                                                            ========================
Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable                                                                          $   10.9   $   14.4
  Accrued interest                                                                              25.3       24.9
  Other accrued liabilities                                                                     59.7       39.9
  Short-term borrowings and current maturities of long-term debt                                54.9       51.4
                                                                                            ------------------------
     Total current liabilities                                                                 150.8      130.6
Long-term debt, less current maturities                                                        932.8      912.0
Accrued pension and other postretirement benefits                                               43.6       41.8
Losses in excess of investment in Kaiser                                                       516.2      516.2
Other noncurrent liabilities                                                                    61.7       71.7
                                                                                            ------------------------
     Total liabilities                                                                       1,705.1    1,672.3
                                                                                            ------------------------

Commitments and contingencies (see Note 8)

Stockholders'  deficit:
   Preferred stock, $0.50 par value; $0.75 liquidation  preference;  2,500,000
        shares  authorized;   Class  A  $0.05   Non-Cumulative   Participating
        Convertible  Preferred  Stock;  668,964  and  669,019  shares  issued,
        respectively; 668,119 and 668,174 shares outstanding, respectively                       0.3        0.3
   Common stock,  $0.50 par value;  13,000,000 shares  authorized;  10,063,359
        shares   issued;   5,967,942   and   5,976,487   shares   outstanding,
        respectively                                                                             5.0        5.0
   Additional  capital                                                                         225.3      225.3
   Accumulated deficit                                                                        (690.2)    (666.4)
   Accumulated other comprehensive loss                                                        (96.7)     (96.6)
   Treasury stock,  at cost (shares held:  preferred - 845; common - 4,095,417
        and 4,086,872, respectively)                                                          (124.9)    (124.7)
                                                                                            ------------------------
     Total stockholders' deficit                                                              (681.2)    (657.1)
                                                                                            ------------------------
                                                                                            $1,023.9   $1,015.2
                                                                                            ========================

     The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
             (In millions of dollars, except per share information)

                                                             Three Months Ended      Six Months Ended
                                                                  June 30,               June 30,
                                                     ------------ ------------ ---------------- ---------
                                                       2005           2004            2005         2004
                                                     ------------ ------------ ---------------- ---------
                                                                           (Unaudited)
Net sales:
 Forest products                                      $ 46.9      $  56.2            $ 94.2      $ 99.6
 Real estate                                            30.1         23.8              52.9        34.8
 Racing                                                 10.2         12.5              23.1        27.0
                                                     ------------ ----------------- ----------- ---------
                                                        87.2         92.5             170.2       161.4
                                                     ------------ ----------------- ---------- ----------
Costs and expenses:
 Cost of sales and operations:
  Forest products                                       36.8         40.8              78.9        72.8
  Real estate                                            9.6          6.9              16.4        11.5
  Racing                                                 9.0         10.7              19.6        22.2
 Selling, general and administrative expenses           16.5         15.8              28.3        34.5
 Gain on sales of timberlands and other assets          (0.1)           -              (0.1)          -
 Depreciation, depletion and amortization                8.9          9.2              17.8        17.9
                                                     ------------ ----------------- ---------- ----------
                                                        80.7         83.4             160.9       158.9
                                                     ------------ ----------------- ---------- ----------
Operating income (loss):
 Forest products                                        (3.1)         2.5              (5.9)        2.2
 Real estate                                            11.0          8.9              17.7         7.1
 Racing                                                 (0.9)        (0.8)             (1.1)       (0.2)
 Corporate                                              (0.5)        (1.5)             (1.4)       (6.6)
                                                     ------------ ----------------- ---------- ----------
                                                         6.5          9.1               9.3         2.5
Other income (expense):
 Investment and interest income                          4.1          1.8               5.3         5.6
 Other income                                            0.2          2.1               0.2         3.4
 Interest expense                                      (18.4)       (17.8)            (36.1)      (36.0)
 Amortization of deferred financing costs               (2.0)        (0.5)             (2.5)       (1.1)
                                                     ------------ ----------------- ---------- ----------
Loss before income taxes                                (9.6)        (5.3)            (23.8)      (25.6)
Income tax benefit                                         -            -                 -           -
                                                     ------------ ----------------- ---------- ----------
Net loss                                               $(9.6)       $(5.3)           $(23.8)     $(25.6)
                                                     ============ ================= ========== ==========

Basic and diluted loss per common and common
  equivalent share                                     $(1.60)     $(0.89)           $(3.98)     $(4.29)
                                                     ============ ================= =========== =========

                     The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In millions of dollars)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                        --------------------------
                                                                                            2005        2004
                                                                                        ------------ -------------
                                                                                               (Unaudited)

Cash flows from operating activities:
Net loss                                                                               $  (23.8)      $(25.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization                                                   17.8         17.9
Non-cash stock-based compensation (benefit) expense                                        (3.8)         1.9
Net losses (gains) from marketable securities and other investments                        (2.6)         0.3
Equity in loss (earnings) of unconsolidated affiliates, net of dividends                    0.4         (0.4)
Amortization of deferred financing costs and discounts on long-term debt                    2.5          1.1
  Increase (decrease) in cash resulting from changes in:
    Receivables                                                                             3.3         (0.6)
    Inventories                                                                            12.2          7.2
    Prepaid expenses and other assets                                                       1.3         (0.6)
    Accounts payable                                                                       (3.6)        (0.6)
    Other accrued liabilities                                                              13.9          2.3
    Accrued interest                                                                        0.4         (0.8)
    Long-term assets and long-term liabilities                                              3.7          5.8
    Other, net                                                                             (0.5)        (0.7)
                                                                                       ------------ -------------
    Net cash provided by operating activities                                              21.2          7.2
                                                                                       ------------ -------------

Cash flows from investing activities:
 Net proceeds from dispositions of property and investments                                 0.1          0.2
 Net purchases of marketable securities and other investments                              (4.7)        (1.8)
 Net proceeds from restricted cash                                                          6.5         10.8
 Capital expenditures                                                                      (8.9)       (20.2)
 Other, net                                                                                   -          0.3
                                                                                        ------------ -------------
     Net cash used for investing activities                                                (7.0)       (10.7)
                                                                                        ------------ -------------

Cash flows from financing activities:
 Proceeds from issuances of long-term debt                                                 38.0          2.1
 Redemptions and repurchases of, and principal payments on, long-term debt                (16.5)       (20.6)
 Borrowings under revolving and short-term credit facilities                                2.5         23.4
 Debt issuance costs                                                                       (3.1)        (0.8)
 Treasury stock purchases                                                                  (0.2)           -
                                                                                        ------------  ------------

Net cash provided by financing activities                                                  20.7          4.1
                                                                                        ------------  ------------

Net increase (decrease) in cash and cash equivalents                                       34.9          0.6
Cash and cash equivalents at beginning of the period                                       18.3          9.8
                                                                                        ------------ -------------
Cash and cash equivalents at end of the period                                         $   53.2       $ 10.4
                                                                                        ============ =============

Supplemental disclosure of non-cash investing and financial activities:
  Repurchases of debt using restricted cash                                            $      -       $  4.8

Supplemental disclosure of cash flow information:
  Interest paid, net of capitalized interest                                           $   35.7       $ 19.0

                     The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

     The  information   contained  in  the  following  condensed  notes  to  the
consolidated  financial  statements is condensed from that which would appear in the annual  consolidated  financial  statements;  accordingly,  the consolidated financial  statements  included  herein should be read in  conjunction  with the consolidated  financial  statements  and related notes thereto  contained in the
Form 10-K. Any  capitalized  terms used but not defined in these Condensed Notes to  Consolidated  Financial  Statements  are defined in the "Glossary of Defined
Terms"  contained in Appendix A. All references to the "Company"  include MAXXAM
Inc. and its majority and wholly owned subsidiaries (but exclusive of Kaiser and its  subsidiaries),  unless otherwise noted or the context indicates  otherwise.
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
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2005, the consolidated  results of operations  for the three and six months  ended June 30, 2005 and 2004,  and the consolidated cash flows for the six months ended June 30, 2005 and 2004.

     Financial Difficulties of Certain Forest Products Entities
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
oversight by the North Coast Water Board (see below). The foregoing matters have in the past adversely  affected timber harvest levels and timber  harvesting and other costs; these effects are expected to continue.

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
watersheds on the Scotia LLC Timberlands. As harvesting activities on the Scotia
LLC Timberlands  cannot readily be moved between  watersheds due to, among other things, historic harvest patterns,  adjacency restrictions,  and the age classes of trees,  that action and the other  matters  described in the Forest  Products
Operations--Water  Quality section of Note 8 could, in addition to the potential effects noted above, individually or collectively,  result in reduced harvest in the future.  The staff of the North Coast Water Board has  circulated  the draft
WWDRs for the Freshwater and Elk River watersheds for public review and comment.
If these draft WWDRs are approved in their current form, there would likely be a significant  adverse  impact  on  harvest  levels.  Because  WWDRs  had not been formulated,  the North  Coast  Water  Board for some time  failed to release for harvest a number of Scotia  LLC's THPs that had  already  been  approved  by the other  governmental  agencies which approve Scotia LLC's THPs. In February 2005, the  Executive  Officer of the staff of the North  Coast  Water  Board  released sufficient  THPs to allow the harvest of up to 50% of the CDF Harvest  Limit for these two watersheds. On March 16, 2005, the North Coast Water Board ordered the enrollment of  additional  THPs that would allow the harvest of up to 75% of the
CDF Harvest Limit for these two watersheds.  Third parties subsequently appealed this decision to the State Water Board.  On June 16, 2005, the State Water Board
heard this appeal and rendered a decision,  which has the effect of  disallowing
(at the  current  time)  further  harvesting  on the  additional  25% of the CDF
Harvest  Limit  approved by the North Coast Water Board on March 16,  2005.  The
State  Water  Board's  decision  also  has the  effect  of  disallowing  further harvesting  in the  Freshwater  and Elk River  watersheds  until WWDRs for these watersheds  are adopted by the North Coast Water  Board.  Palco has appealed the
State Water Board's June 16, 2005, decision in a California state court.

     The unreleased and disallowed  THPs represent a significant  portion of the harvest  that the Company  had  planned for the first half of 2005.  The ongoing regulatory,  environmental and litigation matters faced by Palco and Scotia LLC, exacerbated  by the  developments  described  in the  previous  paragraph,  have materially  adversely  impacted  the cash flows of both  Palco and  Scotia  LLC.
Furthermore,  it is likely  that  additional  delays in the  development  of the
Freshwater and Elk River WWDRs will occur. Should the Freshwater-Elk River WWDRs not be approved  during 2005 or in the first few months of 2006,  or be approved with  additional  restrictions  on harvest,  there  could be a material  adverse impact on Palco's and Scotia LLC's future cash flows from operations.

     As previously  announced,  the  estimates of Scotia LLC indicated  that its cash flows from operations, together with its Line of Credit and other available funds, would likely be inadequate to pay all of the interest due on the July 20,
2005,  payment date for the Timber  Notes.  As the July 20,  2005,  payment date approached,  it became  apparent that Scotia LLC's estimates would prove correct and that the cash shortfall as of the payment date would be  approximately  $2.2 million.  Based  upon a review  of its  alternatives  under  the  circumstances, consultation with its own legal and financial advisors, and consideration of the most recent  discussions  with the  advisors of the holders of the Timber  Notes
(see below), Scotia LLC requested that Palco make an early payment, equal to the shortfall,  in respect of certain  logs that had already  been  delivered to and purchased by Palco from Scotia LLC.  Palco  approved and delivered the early log payment,  which allowed Scotia LLC to fund the July 20, 2005, cash shortfall and pay all of the $27.9 million of interest due ($25.9  million net of interest due in respect of Timber Notes held by Scotia LLC).

     At June 30,  2005,  the maximum  availability  under the Scotia LLC Line of
Credit was $55.9 million, and there were $33.8 million in borrowings outstanding under this  facility.  On July 20,  2005,  the entire  $22.1  million  remaining available  under this  facility was used to make a portion of the July 20, 2005, interest payment.

     In March 2005,  UBS agreed to assist  Scotia LLC in seeking to  restructure its  obligations  with respect to the outstanding  Timber Notes.  The Noteholder
Committee also retained its own advisors,  at Scotia LLC's expense,  to evaluate their alternatives. Scotia LLC has advised the Company that it intends to pursue a negotiated  restructuring  of the Timber Notes and the Company  believes  that
Scotia LLC, and as necessary,  Palco,  will be required to file under Chapter 11 of the  Bankruptcy  Code in  order  to  accomplish  a  negotiated  restructuring consistent with  management's  expectations as to future harvest levels and cash flows (see below). On August 1, 2005, Scotia LLC announced the broad outlines of a potential  restructuring plan proposal made to the Noteholder Committee, to be accomplished  through  confirmation of a plan of reorganization under Chapter 11 of the Bankruptcy Code. The principal terms of the proposal include, among other things,  the  issuance of new senior  secured  notes in an  aggregate  principal amount of $300 million and transfer of 90% of the  ownership of the  reorganized
Scotia LLC to Noteholders  (other than Scotia LLC,  whose Timber Notes,  held in the SAR Account,  would be surrendered  and cancelled).  Neither these,  nor any other  proposed  restructuring  terms,  have been  agreed  to by  Palco,  or any
Noteholders,  nor can there be any  assurance  that any of these  terms  will be agreed upon, that there will be an agreement, or, if there is an agreement, what the terms will be of any such  agreement.  There can be no assurance that Scotia
LLC will be successful in its efforts to  restructure  its Timber Notes.

     Scotia LLC and UBS have conducted  extensive reviews and analyses of Scotia
LLC's assets,  operations and prospects.  As a result of these extensive reviews and analyses,  Scotia LLC's  management  has  concluded  that, in the absence of significant  regulatory relief and  accommodations,  Scotia LLC's timber harvest levels and cash  flows from  operations  will in future  years be  substantially below both historical  levels and the minimum levels necessary in order to allow
Scotia  LLC to satisfy  its debt  service  obligations  in respect of the Timber
Notes.  Scotia LLC's  management has also concluded that its cost structure will have to be reduced in line with these  anticipated  reductions in harvest levels and cash flows.  To the extent that Scotia LLC is unable to achieve a negotiated restructuring of its Timber Notes consistent with  management's  expectations as to future  harvest levels and cash flows,  the Company  expects that Scotia LLC, and as may be required,  Palco,  will be forced to take  extraordinary  actions, which may include:  reducing  expenditures  by laying off employees and shutting down various operations;  seeking other sources of liquidity, such as from asset sales; and seeking protection by filing under the Bankruptcy Code.

     As of December 31, 2004 and March 31, 2005,  Palco was in default under the
Palco Credit Agreement and obtained limited waivers of the default through April
22, 2005. On April 19, 2005, Palco and Britt, as Borrowers, closed the Revolving
Credit Facility and the Term Loan. The Term Loan was fully funded at closing and the Borrowers used  approximately  $10.8 million of the funds from the Term Loan to pay off amounts  previously  borrowed  under the Palco Credit  Agreement  and terminated  that facility.  As of June 30, 2005,  $34.9 million was  outstanding under this  facility;  no borrowings  had been made under the  Revolving  Credit
Facility as of such date.  Palco  estimates  that its cash flow from  operations will not provide  sufficient  liquidity to fund its operations  until the fourth quarter  of 2006.  Accordingly,  Palco  expects  to be  dependent  on the  funds available under the Revolving Credit Facility and existing unrestricted cash and marketable securities to fund its working capital requirements in 2005 and 2006.
Borrowings  under the Revolving Credit Facility are limited to the sum of 85% of
Palco  and  Britt's  eligible  accounts  receivable  plus 75% of their  eligible inventories  (up to a maximum of $30.0 million,  subject to limitations  such as the ability of the lender to establish reasonable reserves).  Both the Term Loan and the Revolving Credit Facility contain EBITDA maintenance  covenants that, if not met,  could  trigger  a  mandatory  prepayment  of  outstanding  borrowings.
Available resources to fund Palco's and Britt's operating needs at June 30, 2005 were $35.4 million,  comprised of the maximum  availability  under the Revolving
Credit  Facility of $15.2 million (see below for a subsequent  reduction in such amount) and unrestricted  cash and marketable  securities of $20.2 million.  The operating cash flow estimates used to establish the EBITDA maintenance covenants are subject to a number of  assumptions  about  future  operating  cash flow and actual results could differ from these estimates.  Accordingly, the availability of these  funds is  largely  dependent  on Palco's  ability to harvest  adequate timber from the Scotia LLC Timberlands and reduce operating costs.

     On April 21,  2005,  Moody's  lowered  the  ratings on the Class A-1 Timber
Notes  from Baa2 to Ba3;  the Class A-2  Timber  Notes  from Baa3 to B1; and the
Class A-3 Timber Notes from Bal to B1. On June 20, 2005, Moody's further lowered the  ratings  on all  classes  of the  Timber  Notes to Caal.  On April 7, 2005,
S&P  announced  that it had lowered its ratings on all classes of the Timber
Notes to CCC-.  S&P  also  announced  on April 7, 2005,  that it had lowered
Palco's credit rating to CCC- (which rating it affirmed on April 28, 2005). As a result of the S&P  credit  rating  actions  related to Palco,  in July 2005,
Palco was required to post a $9.9 million letter of credit to secure its workers compensation liabilities. This credit rating action reduced Palco's availability under the  Revolving  Credit  Facility to $5.3  million.  See Note 4 for further discussion of availability under Palco's debt facilities.

     The liquidity  issues being  experienced  by Scotia LLC, and those recently experienced by Palco should they recur, could result in claims against and could have adverse impacts on MAXXAM Parent, MGHI and/or MGI. For example, under ERISA law,  were Palco to terminate  its pension  plan,  MAXXAM  Parent and its wholly owned  subsidiaries  would be jointly  and  severally  liable  for any  unfunded pension  plan  obligations.  The  unfunded  obligation  attributable  to Palco's pension plan as of December 31, 2004,  is estimated to have been in the range of approximately $35 million based upon annuity placement interest rate assumptions at that time.  In addition,  it is possible that certain  transactions  could be entered into in connection with a potential  restructuring or  reorganization of
Palco or Scotia LLC, such as a sale or other transfer of all or a portion of the equity  ownership  in Palco  and/or  Scotia  LLC, a sale or other  transfer of a substantial  portion of Palco's and/or Scotia LLC's assets and/or a cancellation of some or all of Palco's and/or Scotia LLC's indebtedness,  which could require the utilization of all or a substantial portion of, or the loss of a significant portion of, the Company's net operating  losses for federal and state income tax purposes and could require tax payments in future periods.

     In the event of a failure to pay  interest on the Timber Notes in full when due, the Trustee under the Timber Notes Indenture or the holders of at least 25%
of the aggregate  outstanding principal amount of the Timber Notes may cause all principal,  interest  and other  amounts  related to the Timber  Notes to become immediately due and payable.  Also, in the event of a failure by Palco or Scotia
LLC to perform its respective  covenants or agreements under the Master Purchase
Agreement or the failure by Palco to perform its covenants or  agreements  under the Services  Agreement,  which failure  continues for 30 days after notice from the Trustee or the holders of 25% or more of the outstanding principal amount of the  Timber  Notes,  the  holders  of a majority  of the  aggregate  outstanding principal amount of the Timber Notes may cause all principal, interest and other amounts related to the Timber Notes to become  immediately  due and payable.  In the event of any such  acceleration,  the agent  under  the  Scotia  LLC Line of
Credit may also  accelerate the advances then  outstanding  thereunder.  If such accelerations  of Timber  Notes  and/or  advances  under the  Scotia LLC Line of
Credit  occur,  the  Trustee  may  exercise  all rights  under the Timber  Notes
Indenture  and  related  security  documents,  including  applying  funds to pay accelerated amounts, and selling the Scotia LLC Timberlands and other assets and using the proceeds thereof to pay accelerated  amounts. In the event that Scotia
LLC were to seek  protection by filing under the  Bankruptcy  Code,  all amounts related to the Timber Notes would become  immediately  due and payable under the
Timber  Notes  Indenture  and all  advances  under the Scotia LLC Line of Credit could be  accelerated.  If Palco  were to seek  protection  by filing  under the
Bankruptcy  Code, all amounts related to Palco's Term Loan and Revolving  Credit
Facility would become  immediately due and payable.  The foregoing rights of the
Trustee,  Noteholders,  and Palco's lenders, are subject to the rights of Scotia
LLC and Palco, respectively, under the Bankruptcy Code.

     In addition,  there can be no assurance  that certain other pending  legal,
regulatory  and  environmental  matters  or  future  governmental   regulations,
legislation or judicial or administrative decisions, adverse weather conditions, or low  lumber or log  prices,  will not have a material  adverse  effect on the financial condition,  results of operations or liquidity of the Company's forest products operations.  See Note 8 for further discussion regarding regulatory and legislative  matters and legal  proceedings  of the  Company's  forest  products operations.

     Under generally accepted accounting principles,  consolidation is generally required for investments of more than 50% of the outstanding  voting stock of an investee,  except when  control is not held by the majority  owner.  Under these rules,  legal  reorganization  or  bankruptcy  represent  conditions  which  can preclude  consolidation  in instances  where control  rests with the  bankruptcy court,  rather than the majority  owner.  As discussed  above,  Palco and Scotia
LLC's cash flows have been  adversely  impacted by ongoing  delays in  approvals from the North  Coast  Water  Board.  If Scotia LLC is unable to make its future debt payments or were Palco's  liquidity  problems to recur,  one of the actions that would be considered is seeking  protection by filing for  bankruptcy.  Were this to  occur,  the  financial  results  of the  subsidiaries  which  file  for bankruptcy would likely be  deconsolidated  on the date of such filing,  and the
Company would likely begin reporting its investments in such subsidiaries  using the cost method.  If Palco and/or Scotia LLC were among the  subsidiaries  which filed for bankruptcy the resulting impact on the Company's financial  statements would be significant.

     The  following  condensed  pro forma  financial  information  reflects  the
Company's results as if MGI and its subsidiaries were not consolidated,  and the impact of reporting the Company's  investment in MGI and its subsidiaries on the cost method (in millions).  This  information  is on a pro forma basis only and the actual impact of any future deconsolidation would differ. Furthermore,  this pro forma  information  assumes  that MGI and all of its  subsidiaries  file for bankruptcy, rather than the impact of only one or more subsidiaries filing.

                                        Three Months    Six Months
                                            Ended          Ended
                                        June 30, 2005  June 30, 2005
                                       --------------- --------------
Revenues                               $    40.4        $  76.1
Costs and expenses                         (30.8)         (60.8)
                                       ------------------------------
Operating income                             9.6           15.3
MAXXAM's equity in MGI's losses            (18.1)         (34.4)
Other expenses - net                        (1.1)          (4.7)
Income tax benefit                             -              -
                                       ------------------------------
Net loss                               $    (9.6)       $ (23.8)
                                       ==============================

                                                                                     As of
                                                                                    June 30,
                                                                                      2005
                                                                                ---------------
Current assets                                                                       165.9
Property, plant and equipment (net)                                                  248.2
Other assets                                                                         173.1
                                                                                ---------------
      Total assets                                                               $   587.2
                                                                                ===============
Current liabilities                                                                   57.7
Long-term debt, less current maturities                                              222.4
Other liabilities                                                                     64.9
Losses recognized in excess of investment in MGI and certain intercompany items      407.2
Losses recognized in excess of investment in Kaiser                                  516.2
                                                                                ---------------
      Total liabilities                                                            1,268.4
Stockholders' deficit                                                               (681.2)
                                                                                ---------------
      Total liabilities and stockholders' deficit                                $   587.2
                                                                                ===============
     In the event that MGI and /or any of it  subsidiaries  file for bankruptcy, the Company  believes that it is not probable that it would be obligated to fund losses related to its investment in such  subsidiaries,  except as it relates to certain pension funding obligations as noted above.

     Deconsolidation of Kaiser
     On February  12,  2002,  Kaiser and certain of its  subsidiaries  filed for reorganization under Chapter 11 of the Bankruptcy Code. As a result, the Company discontinued  consolidating  Kaiser's  financial results beginning  February 12,
2002,  and the Company began  reporting its  investment in Kaiser using the cost method,  under  which the  investment  is  reflected  as a single  amount on the
Company's  balance  sheet of $(516.2)  million and the  recording of earnings or losses from Kaiser was discontinued after February 11, 2002.

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

     The Company  expects it will  consider  reversal of its losses in excess of its  investment in Kaiser when either:  (i) Kaiser's  bankruptcy is resolved and the amount of the Company's  remaining  investment in Kaiser is  determined,  or
(ii) the Company  disposes of its shares of Kaiser  common  stock.  Accordingly, these consolidated  financial  statements do not reflect any adjustments related to the deconsolidation of Kaiser other than presenting the Company's  investment in Kaiser  using the cost  method.  When  either of the events  described  above occurs, the Company will re-evaluate the appropriate accounting treatment of its investment in Kaiser based upon the facts and  circumstances at such time. It is likely that the Company's  ownership  interest in Kaiser will be  cancelled.  In this regard,  see Note 7 for  information  regarding the filing by Kaiser of its plan of  reorganization,  which provides for the cancellation of Kaiser's equity interests  without  consideration.  In such event,  the Company will reverse the
$516.2  million  of  losses  in  excess  of its  investment  in  Kaiser,  net of accumulated  other  comprehensive  losses  related to Kaiser,  and recognize the entire  amount in income for the period.  Although  the Company  does not expect that it will be  obligated  to fund  losses in  Kaiser,  this  benefit  would be reduced by any losses which the Company estimates it would be obligated to fund.

     Use of Estimates and Assumptions
     The  preparation  of financial  statements  in accordance  with  accounting principles  generally  accepted in the United States of America requires the use of estimates and assumptions  that affect (i) the reported amounts of assets and liabilities,  (ii) the disclosure of contingent  assets and liabilities known to exist as of the date the  financial  statements  are  published,  and  (iii) the
reported  amount  of  revenues  and  expenses   recognized  during  each  period
presented.   The  Company  reviews  all  significant   estimates  affecting  its
consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to filing the consolidated  financial statements with the SEC. Adjustments made to estimates often relate to improved information not previously available. Uncertainties regarding such estimates and the related assumptions  are  inherent  in the  preparation  of the  Company's  consolidated financial  statements;  accordingly,  actual  results  could  differ  from these estimates.

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
This includes the reclassification of: (i) auction rate securities from cash and cash equivalents to marketable  securities in the Consolidated Balance Sheet and
Consolidated  Statement  of Cash  Flows,  (ii)  restricted  cash from  financing activities to investing activities in the Consolidated  Statement of Cash Flows, and (iii)  restricted cash from ending cash and cash  equivalents into investing activities in the Consolidated Statement of Cash Flows.

2.   New Accounting Standards

     Postretirement Medical Costs
     In May 2004, the FASB issued FSP FAS 106-2 related to the Prescription Drug
Act. FSP FAS 106-2 applies only to sponsors of  single-employer  defined benefit postretirement  health care plans in respect of (i) the employer  has  concluded that  prescription  drug  benefits  available  under  the  plan  to  some or all participants,  for some or all future years,  are  "actuarially  equivalent"  to
Medicare  Part D and thus qualify for the subsidy  provided by the  Prescription
Drug Act,  and (ii) the expected  subsidy  will offset or reduce the  employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based.  FSP FAS 106-2  provides  guidance on the accounting for  the  effects  of  the  Prescription  Drug  Act on a  company's  accumulated
postretirement  benefit  obligation.   In  addition,  FSP  FAS  106-2  addresses
accounting  for  plan  amendments  and  requires  certain  financial   statement
disclosures regarding the Prescription Drug Act and its effects.

     FSP FAS 106-2 was effective for the first interim  period  beginning  after
June 15, 2004. The Company believes that the benefits  provided by the Company's postretirement  medical  plan are  actuarially  equivalent  to Medicare  Part D;
however,  based on the  proposed  regulations  issued to date and the  Company's understanding of the  Prescription  Drug Act, the Company is uncertain as to the potential  future  subsidies which may be realized under the  Prescription  Drug
Act. Therefore,  measures of the accumulated  postretirement  benefit obligation and net  periodic  benefit  cost  included  herein  do not  reflect  any  amount associated with potential subsidies under the Prescription Drug Act. The Company does not believe that FSP FAS 106-2 will have a material impact on the Company's financial condition, results of operations, or liquidity.

     Accounting for Stock Options
     In December 2004, the FASB issued SFAS No.  123(r),  Share Based  Payments.
SFAS No. 123(r) will require  compensation costs related to share-based payments determined  by the fair value of the equity or liability  instruments  issued on the grant date. In addition,  liability awards will be remeasured each reporting period.  Compensation  cost will be recognized  over the period that an employee provides  service in exchange for the award.  SFAS No. 123(r) also requires that for the portion of  outstanding  awards for which the requisite  service has not yet been  rendered,  compensation  cost will be  recognized  as of the  required effective  date,  January 1, 2006,  based on the grant-date  fair value of those awards.  SFAS No.  123(r)  applies  to all  awards  granted  after the  required effective  date. The Company is in the process of evaluating the effects of this
Statement on its financial condition, results of operations, or liquidity.

     Inventory Costs
     In  November  2004,  the FASB  issued SFAS No.  151,  Inventory  Costs,  an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling cost and wasted materials (spoilage)
should be recognized as current-period  charges,  and requires the allocation of fixed  production  overhead  to  inventory  based on the normal  capacity of the production  facilities.  The effective date of the new Statement for the Company is January 1, 2006.  The Company is in the process of evaluating  the effects of this Statement on its financial condition, results of operations, or liquidity.

     Exchanges of Nonmonetary Assets
     In December  2004,  the FASB issued SFAS No. 153,  Exchanges of Nonmonetary
Assets,  an  amendment  of APB  Opinion  No.  29.  SFAS No.  153 is based on the principle that  exchanges of nonmonetary  assets should be measured based on the fair value of the assets exchanged.  APB Opinion No. 29 provided an exception to this principle for exchanges of similar productive assets. Under APB Opinion No.
29, an exchange of a productive  asset was based on the  recorded  amount of the asset relinquished.  SFAS No. 153 eliminated this exception and replaced it with an exception for  exchanges of  nonmonetary  assets that do not have  commercial substance. The effective date of the new Statement for the Company is January 1,
2006.  Management  does not expect that adoption of this  Statement  will have a material impact on the Company's financial condition,  results of operations, or liquidity.

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

                                                                 Reportable Segments
                                                             ----------------------------
                                                               Forest    Real                         Consolidated
                                                              Products   Estate  Racing   Corporate     Total
                                                             ---------- -------- -------- ----------- --------------
Depreciation, depletion and amortization for the three months ended:
     June 30, 2005                                           $  4.9      $ 3.5   $ 0.4    $  0.1      $    8.9
     June 30, 2004                                              5.2        3.5     0.5        -            9.2

Depreciation, depletion and amortization for the six months
     ended:
     June 30, 2005                                              9.8        7.1     0.8       0.1          17.8
     June 30, 2004                                             10.0        7.0     0.9        -           17.9

Total assets as of:
     June 30, 2005                                            436.6      344.5    34.2     208.6       1,023.9
     December 31, 2004                                        440.0      338.2    33.2     203.8       1,015.2

     Forest Products
     In March 2005,  Palco reached a $3.1 million  settlement of a lawsuit filed by Palco against several  insurance  companies for  reimbursement  of settlement payments and defense  costs  related to a legal  matter  which was  concluded in
2002. This settlement was fully recognized in operating  income,  as a reduction of selling, general and administrative expenses, in the first quarter of 2005.

     Palco has closed its Carlotta and Fortuna mills.  In connection  therewith, certain equipment from these mills is being moved to Palco's new mill in Scotia.
Management is  considering  alternative  uses for the  properties  and remaining equipment,  including sales to third parties,  and future write-downs of certain assets may be required if the net book value (less sales costs) of the remaining assets exceeds their estimated  realizable values. Palco incurred and recognized
$1.3 million of severance  costs in the second quarter of 2004,  $0.2 million of severance  costs in the second  quarter of 2005,  and  anticipates an additional
$0.6 million of severance  costs in the third quarter of 2005 resulting from the closure of these mills.

     In April 2005,  deferred  loan costs of $1.3  million  related to the Palco
Credit  Agreement were written off and loan costs of $2.3 million related to the
Revolving Credit Facility and the Term Loan were capitalized.

     Other Items not Directly Related to Industry Segments
     In the first six months of 2005,  the  Company  recognized  a $3.8  million non-cash benefit related to changes in stock-based  compensation expense,  which is adjusted as the market value of the Company's Common Stock changes.

4.   Debt

     Palco
     On April 19, 2005,  Palco and Britt,  as  Borrowers,  closed the  Revolving
Credit Facility and the Term Loan. The Term Loan was fully funded at closing and the Borrowers used  approximately  $10.8 million of the funds from the Term Loan to pay off amounts  previously  borrowed  under the Palco Credit  Agreement  and terminated  that  facility.  Deferred loan costs of $1.3 million  related to the
Palco  Credit  Agreement  were  written off in April 2005 and loan costs of $2.3 million  related  to the  Revolving  Credit  Facility  and the  Term  Loan  were capitalized  and,  beginning  in April  2005,  are  being  amortized  using  the effective interest rate method.

     Borrowings  under the Revolving  Credit  Facility are limited to the sum of
85% of the Borrowers'  eligible  accounts  receivable plus 75% of the Borrowers'
eligible  inventories  (up to a maximum of $30 million,  subject to  limitations such as the ability of the lender to establish reasonable reserves). Loans under the Revolving Credit Facility bear interest,  at the Borrowers'  option,  at the rate of LIBOR plus 2.25% or prime plus  0.50%.  The  Revolving  Credit  Facility matures on April 19,  2010.  The Term Loan  bears  interest,  at the  Borrowers'
option,  at the  rate of  LIBOR  plus 6% or prime  plus  5%.  The  Term  Loan is repayable  in quarterly  installments  of $87,500  each,  which began on June 1,
2005. A balloon payment of the remaining  principal  balance is due on April 19,
2010.

     The Revolving  Credit Facility and Term Loan are each secured by a security interest  in  the  stock  of  Palco  held  by its  immediate  parent,  MGI,  and substantially  all of the assets of the  Borrowers  (other than  Palco's  equity interest in Scotia LLC). The Revolving Credit Facility and the Term Loan contain substantially  identical restrictive covenants that limit the Borrowers' ability to incur debt,  grant  liens,  make  investments,  pay  dividends,  make capital expenditures in excess of stated amounts,  or merge or consolidate,  and require the Borrowers to maintain  minimum  levels of EBITDA  throughout the life of the loans. The Revolving Credit Facility and the Term Loan contain  customary events of default and customary  remedies with respect to the occurrence of an event of default.

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

     Under the new Revolving  Credit Facility and Term Loan,  Palco is permitted to invest up to $5.0 million in Scotia LLC. However, no such investment had been made to date and there can be no assurance that Palco will make such  investment in whole or part in the future.

     As of December 31, 2004 and March 31, 2005,  Palco was in default under the
Palco Credit Agreement and obtained limited waivers of the default through April
22, 2005. As discussed above, the Palco Credit Agreement was terminated on April
19, 2005.

     At June 30, 2005,  $34.9 million in borrowings were  outstanding  under the
Term Loan and no borrowings had been made under the Revolving  Credit  Facility.
At June 30, 2005, the maximum  availability  under the Revolving Credit Facility was $15.2 million.  As a result of the S&P credit rating actions  related to
Palco, in July 2005,  Palco was required to post a $9.9 million letter of credit to secure its workers  compensation  liabilities.  This action  reduced  Palco's availability under the Revolving Credit Facility to $5.3 million. See Note 1 for discussion of the S&P credit rating actions.

     Scotia LLC
     The Scotia LLC Line of Credit  allows Scotia LLC to borrow up to one year's interest  due on the  Timber  Notes.  On June 20,  2003,  the Scotia LLC Line of
Credit  was  extended  to  July  7,  2006.  At or near  the  completion  of such extension,  Scotia  LLC  would  request  that the  Scotia  LLC Line of Credit be extended for an  additional  period of not less than 364 days.  If not extended,
Scotia LLC may draw upon the full amount  available.  The amount  drawn would be repayable  in 12  semiannual  installments  on each note payment date (after the payment of certain  other  items,  including  the  Aggregate  Minimum  Principal
Amortization  Amount, as defined,  then due),  commencing  approximately two and one-half years following the date of the draw. At December 31, 2004,  Scotia LLC could  have  borrowed a maximum  of $57.1  million  under the Scotia LLC Line of
Credit,  and there  were  $18.2  million  in  borrowings  outstanding  under the facility.  At June 30, 2005, the maximum  availability under the Scotia LLC Line
of  Credit  was  $55.9  million,   and  there  were  $33.8  million  outstanding
borrowings.  As of July 20, 2005,  the entire $55.9  million then  available had been borrowed.

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

     On the note  payment date in July 2005,  Scotia LLC used its existing  cash resources,  all of the remaining  funds  available  under the Scotia LLC Line of
Credit,  and the additional funds made available from the $2.2 million early log payment by Palco (see Note 1), to pay all of the $27.9  million of interest  due
($25.9  million  net of interest  due in respect of Timber  Notes held by Scotia
LLC).  Scotia LLC also repaid $8.0  million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

5.   Income Taxes

     The Company  generated a loss before income taxes of $9.6 million and $23.8 million for the second  quarter and the first six months of 2005,  respectively;
however,  the Company has recorded no tax benefit associated with the losses for these  periods.  Each  period,  the  Company  evaluates  appropriate  factors in determining the realizability of the deferred tax assets  attributable to losses and credits  generated  in that period and those being  carried  forward.  These factors are discussed further in Note 9 to the Company's  consolidated financial statements  included  in the Form 10-K.  Based on this  evaluation,  the Company
provided   valuation   allowances  with  respect  to  the  deferred  tax  assets
attributable  to the losses and credits  generated  during the six months  ended
June 30, 2005.  These  valuation  allowances  were in addition to the  valuation allowances which were provided in prior years.

6.   Employee Benefit Plans

     The components of pension and other postretirement  benefits expense are as follows (in millions):

                                                             Medical/Life                           Medical/Life
                                        Pension Benefits      Benefits        Pension Benefits      Benefits
                                       ----------------- ------------------- ------------------  -------------------
                                            Three Months Ended June 30,             Six Months Ended June 30,
                                       ------------------------------------- ---------------------------------------
                                         2005    2004      2005      2004     2005      2004       2005      2004
                                       ----------------- --------- --------- ------------------  -------------------
Components of net periodic benefit
  costs:
  Service cost                         $  0.9   $ 0.7    $  0.1     $ 0.1     $ 1.8    $ 1.4      $ 0.2     $ 0.2
  Interest cost                           1.4     1.5       0.2       0.2       2.8      2.8        0.4       0.4
  Expected return on assets              (1.3)   (1.3)        -         -      (2.6)    (2.6)         -         -
  Amortization of prior service costs     0.2       -      (0.1)        -         -        -       (0.2)     (0.1)
  Recognized net actuarial (gain) loss      -     0.1         -         -       0.4      0.1          -         -
  Curtailment                               -       -         -      (0.1)        -        -          -         -
                                       -------- -------- --------- --------- -------- ----------  --------- ----------
Net periodic benefit costs             $  1.2   $ 1.0    $  0.2     $ 0.2     $ 2.4    $ 1.7      $ 0.4     $ 0.5
                                       ======== ======== ========= ========= ======== ==========  ========= ==========

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
On June 29,  2005,  Kaiser,  together  with KACC and 19 of KACC's  subsidiaries, filed a plan of  reorganization  and related  disclosure  statement  in the U.S.
Bankruptcy  Court for the District of Delaware.  The plan  provides  for,  among other things,  the cancellation of the equity interests of current  stockholders without  consideration.  While the disclosure  statement and plan are subject to approval by the Bankruptcy Court, Kaiser has announced that it expects to emerge from Chapter 11 during the fourth quarter of 2005.  However, no assurance can be given that this will occur.

     Kaiser's  common stock is publicly  traded on the OTC Bulletin  Board under the  trading  symbol  "KLUCQ.OB."  The market  value for the  50,000,000  Kaiser
Shares,  based on the price per share  quoted at the close of business on August
1, 2005 was $2.4  million.  There can be no  assurance  that such value would be realized should the Kaiser Shares be sold.

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

     Environmental Plans
     From March 1999 until October 2002,  Scotia LLC prepared THPs in accordance with the SYP.  The SYP was  intended  to comply with CDF  regulations  requiring timber  companies to  demonstrate  sustained  yield,  i.e. that their  projected average annual harvest for any decade within a 100-year planning period will not exceed the  average  annual  growth  level at the end of the  100-year  planning period.  The forest practice rules allow companies which do not have a sustained yield plan to follow  alternative  procedures  to document  compliance  with the sustained yield requirements. As discussed below, on October 31, 2003, the Court hearing the EPIC-SYP/Permits lawsuit entered a judgment invalidating the SYP and the California  Permits,  and that decision is now on appeal.  As a result of an earlier stay order issued in this case,  Scotia LLC has since  October 2002 been obtaining  review and  approval  of THPs under  alternative  procedures  pending approval of the Option A Plan,  which is an  alternative  to a  sustained  yield plan. The Option A Plan was approved by the CDF in March 2005.

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

     Beginning with the 2002-2003 winter operating period,  Palco and Scotia LLC were required to submit  information on sediment  discharges and erosion control plans to the North Coast  Water  Board each year in order to conduct  harvesting activities.  After  consideration of these reports,  the North Coast Water Board imposed  requirements  on Palco to implement  additional  mitigation and erosion
control   practices   during  harvest   activities.   Reporting  and  mitigation
requirements  imposed by the North Coast Water Board and CDF have  significantly increased operating costs and will in the future further increase costs or cause delays in THP approvals or harvesting on approved THPs.

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
watersheds.  As  harvesting  activities  on the  Scotia LLC  Timberlands  cannot readily be moved between watersheds due to, among other things, historic harvest patterns, adjacency restrictions,  and the age classes of trees, that action and the other matters  described above could,  in addition to the potential  effects noted above,  individually  or  collectively,  result in reduced  harvest in the future.  The staff of the North Coast Water Board has circulated the draft WWDRs for the  Freshwater and Elk River  watersheds for public review and comment.  If these draft WWDRs are approved in their  current  form,  there would likely be a significant  adverse  impact  on  harvest  levels.  Because  WWDRs  had not been formulated,  the North  Coast  Water  Board for some time  failed to release for harvest a number of Scotia  LLC's THPs that had  already  been  approved  by the other  governmental  agencies which approve Scotia LLC's THPs. In February 2005, the  Executive  Officer of the staff of the North  Coast  Water  Board  released sufficient  THPs to allow the harvest of up to 50% of the CDF Harvest  Limit for these two watersheds. On March 16, 2005, the North Coast Water Board ordered the enrollment of  additional  THPs that would allow the harvest of up to 75% of the
CDF Harvest Limit for these two watersheds.  Third parties subsequently appealed this decision to the State Water Board.  On June 16, 2005, the State Water Board
heard this appeal and rendered a decision,  which has the effect of  disallowing
(at the  current  time)  further  harvesting  on the  additional  25% of the CDF
Harvest  Limit  approved by the North Coast Water Board on March 16,  2005.  The
State  Water  Board's  decision  also  has the  effect  of  disallowing  further harvesting  in the  Freshwater  and Elk River  watersheds  until WWDRs for these watersheds  are adopted by the North Coast Water  Board.  Palco has appealed the
State Water Board's June 16, 2005, decision in a California state court.

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

     Following  trial,  the  Court on  October  31,  2003,  entered  a  judgment invalidating the SYP and the California  Permits due to several  deficiencies in agency  procedures  and the failure of the Palco  Companies to submit a complete and comprehensible  SYP. As a result of this case, Scotia LLC has, since October
2002,  when the Court issued a stay order  preventing  future  reliance upon the
SYP, been obtaining review and approval of new THPs under alternative procedures pending  approval of the Option A Plan.  As noted  above,  the Option A Plan was approved  by the CDF in  March  2005.  The  Palco  Companies  and the  State  of
California  have appealed the October 31, 2003 decision.  In September 2004, the
Court granted the plaintiffs'  request for reimbursement of an aggregate of $5.8 million in attorneys' fees and other expenses  incurred in connection with these matters. The Palco Companies and the State of California have also appealed this decision.

     In July 2001, the Bear Creek lawsuit was filed and later amended to add the
EPA as a defendant.  The lawsuit  alleges  that  harvesting  and other  forestry activities under certain of Scotia LLC's approved THPs will result in discharges of  pollutants  in  violation  of the CWA.  The  plaintiff  asserts that the CWA requires  the  defendants  to obtain a permit  from the North  Coast Water Board before  beginning  timber  harvesting  and road  construction  activities and is seeking to enjoin  these  activities  until such permit has been  obtained.  The plaintiff  also seeks civil  penalties  of up to $27,500 per day for the alleged continued  violation of the CWA. On October 14, 2003, in connection with certain motions that had been filed,  the Court upheld the validity of an EPA regulation which exempts  harvesting and other forestry  activities from certain  discharge requirements. Both state and federal agencies, along with Palco and other timber companies, have relied upon this regulation for more than 25 years. However, the
Court  interpreted  the  regulation  in  such a way as to  narrow  the  forestry operations which are exempted,  thereby limiting the regulation's  applicability and  subjecting  culverts  and ditches to permit  requirements.  This ruling has widespread  implications for the timber industry in the United States.  The case is not yet  final  as the  trial  has not yet  been  held,  and  there  are many unresolved  issues  involving  interpretation  of the Court's  decision  and its application to actual  operations.  Should the decision  ultimately become final and be held to apply to all of Palco's  timber  operations,  it may have some or all of the  following  effects:  imposing  additional  permitting  requirements, delaying  approvals  of THPs,  increasing  harvesting  costs,  and adding  water protection measures beyond those contained in the HCP. Nonetheless,  the Company believes  that  it is not  likely  that  civil  penalties  will be  awarded  for operations  that occurred  prior to the Court's  decision due to the  historical reliance by timber  companies  on the  regulation  and  Palco's  belief that the requirements  under the HCP are adequate to ensure that sediment and  pollutants from harvesting  activities on the Scotia LLC Timberlands  will not reach levels harmful to the  environment.  While the impact of a conclusion to this case that upholds the October 14, 2003 ruling may be adverse, the Company does not believe that such an  outcome  would  have a material  adverse  impact on the  Company's
consolidated   financial   condition,   results  of   operations  or  liquidity.
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

     On February 25, 2003,  the District  Attorney of Humboldt  County filed the
Humboldt DA action. The suit was filed under California's unfair competition law and alleges that the Palco Companies used certain unfair  business  practices in connection with completion of the Headwaters  Agreement,  and that this resulted in these  companies  being able to harvest  significantly  more trees  under the
Environmental  Plans than would have  otherwise been the case. The suit sought a variety of remedies including a civil penalty of $2,500 for each additional tree that has been or will be harvested due to this alleged  increase in harvest,  as well as  restitution  and an  injunction  in  respect of the  additional  timber harvesting allegedly being conducted. On June 14, 2005, the Court dismissed this matter in its  entirety.  While the District  Attorney has the ability to appeal this decision, the Company believes that the ruling has substantially diminished its exposure with respect to this matter.

     On November 2, 2004, the  EPIC-USFWS/NOAA  lawsuit was filed.  This lawsuit alleges that two federal agencies have violated certain federal laws and related regulations in connection with their  oversight of the HCP and Federal  Permits.
The plaintiff also alleges that the Federal Permit for the northern  spotted owl was  unlawfully  issued and asserted  several  claims,  including that the Palco
Companies   violated   California's   unfair  competition  law  by  using  false
advertising and making misleading  environmental  claims.  The plaintiff seeks a variety of  remedies  including  requiring  additional  actions  by the  federal agencies and precluding them from  authorizing take of the northern spotted owl, an injunction  requiring the Palco Companies to cease certain  alleged  unlawful activities,  as well as restitution and remediation by Palco. On April 22, 2005, pursuant  to motions to dismiss  filed by the Palco  Companies  and the  federal defendants,  the Court dismissed several of the claims,  significantly  reducing the scope of the case. On May 12, 2005,  the plaintiff  filed its second amended complaint.  On June 10,  2005,  Palco  and  Scotia  LLC  filed an  answer to the complaint and a motion to dismiss.  The Company does not believe the  resolution of this action should result in a material  adverse  effect on its  consolidated financial condition, results of operations or liquidity.

     On November  16,  2001,  Palco and Scotia LLC filed the THP No. 520 lawsuit alleging that the State Water Board had no legal authority to impose  mitigation measures that were  requested by the staff of the North Coast Water Board during the THP review  process and rejected by the CDF prior to approving the THP. When the staff of the North Coast Water Board  attempted to impose  these  mitigation measures in spite of the CDF's  decision,  Palco and Scotia LLC  appealed to the
State Water Board,  which imposed certain of the requested  mitigation  measures and  rejected  others.  Palco  and  Scotia  LLC filed  the THP No.  520  lawsuit challenging the State Water Board's decision,  and in January 2003, a California state court granted their request for an order  invalidating  the  imposition of these additional measures.  The State Water Board appealed this decision, and on
March 18, 2004,  the appellate  court  reversed the decision of the state court.
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

     On  November 8, 2002,  the  Respondents  filed the  Sanctions  Motion.  The
Sanctions  Motion states that the FDIC  illegally  paid the OTS to bring the OTS action against the  Respondents and that the FDIC illegally sued for an improper purpose  (i.e.,  in order to acquire  timberlands  held by a  subsidiary  of the
Company).  The  Respondents  are  seeking as a  sanction  to be made whole for a portion of the attorneys' fees they have paid (plus interest) in connection with the OTS and FDIC actions. As of June 30, 2005, such fees were in excess of $40.5 million. The Respondents are pursuing this claim vigorously.

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

     Other Matters
     On  September  2, 2004,  the  Company  was  advised  that one of its former subsidiaries  is a successor to a company which  manufactured  munitions for the
U.S.  Navy during World War II. The current  owner of the  underlying  property, which is located in Cranbury, New Jersey, is seeking the Company's participation in  efforts  to  address  contamination  of the site  which  resulted  from such operations.  The  current  owner  estimates  that the  costs to  determine  what remedial  actions are needed,  and to perform any  remedial  actions  determined necessary,  could  range  from  $3.0  million  to $8.0  million.  Costs  for the investigation and remediation could, however,  exceed $8.0 million as the result of information learned during the investigation. The Company is currently in the process of determining the extent of its liability,  which could require payment of a substantial  portion of the costs,  as well as the  availability of funding from the U.S. Navy and insurance coverage for these activities.  On December 29,
2004,  the NJDEP issued a directive  against the current  owner of the property,
MGI, and the U.S. Navy requiring  these parties to conduct a RI/RA in respect of the property. As further required by the directive, MGI and the current owner on
January 28, 2005, entered into an Administrative Consent Order providing,  among other things, that MGI and the current owner begin implementing the RI/RA within
120 days of  execution of the Order.  MGI and the current  owner of the property have also entered into a  Participation  Agreement  providing  for,  among other things,  MGI and the current owner to jointly fund the RI/RA and for a mediation process to assist in  equitably  allocating  the costs of the  RI/RA.  In April,
2005,  MGI and the current  owner  submitted a Scope of Work for the site to the
NJDEP.  The Company  accrued its expected  share of the  estimated  costs of the
R1/RA in 2004.  While the Company  believes its  estimates  are  reasonable,  as additional information is obtained, future charges may be required.

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

9.   Stock-Based Compensation Plans

     Stock options  issued to employees and outside  directors are accounted for under the intrinsic  value method of accounting as defined by APB Opinion No. 25 and related  interpretations.  The Company has not yet changed to the fair value based method of accounting for stock-based  employee  compensation as prescribed by SFAS No. 123(r).  The following table illustrates the pro forma effect on net income and earnings per share had the Company  accounted  for its stock  options under the fair  value  method  of  accounting  (in  millions,  except  per share information):

                                                                                Three Months Ended      Six Months Ended
                                                                                     June 30,               June 30,
                                                                                ---------------------  ----------------------
                                                                                   2005        2004       2005        2004
                                                                                ----------  ---------  ----------  ----------
Net loss, as reported                                                           $   (9.6)   $   (5.3)  $  (23.8)   $ (25.6)
  Add: Stock-based  employee  compensation  (income) expenses included in
     reported net loss, net of related tax effects                                  (2.2)       (0.3)      (3.8)       1.9
  Deduct: Total stock-based employee compensation income (expense) determined
     under the fair value method for all awards, net of related tax effects          1.9        (0.1)       3.0       (2.8)
                                                                                ----------  ---------  ----------  ----------
Pro forma net loss                                                              $   (9.9)   $   (5.7)  $  (24.6)   $ (26.5)
                                                                                ==========  =========  ==========  ==========

Basic and diluted loss per share:
  As reported                                                                   $  (1.60)   $  (0.89)  $  (3.98)   $ (4.29)
  Pro forma                                                                        (1.67)      (0.96)     (4.12)     (4.43)

10.  Per Share Information

     The weighted  average number of shares used to determine  basic and diluted earnings per share was:

                                                             Three Months Ended June 30, Six Months Ended June 30,
                                                             -------------------------------------------------------
                                                                  2005          2004        2005          2004
                                                             --------------- ------------------------ --------------
Weighted average shares outstanding:
  Common Stock                                                 5,976,447       5,976,466   5,976,488    5,976,466
  Effect of dilution:
     Class A Preferred Stock (1)                                       -               -           -            -
                                                             --------------- ----------- ------------ -----------
Weighted average number of common and common equivalent
  shares - Basic                                               5,976,447       5,976,466   5,976,488    5,976,466
  Effect of dilution:
  Stock options (1)                                                    -               -           -            -
                                                             --------------- ----------- ------------ -----------
Weighted average number of common and common equivalent
  shares - Diluted                                             5,976,447       5,976,466   5,976,488    5,976,466
                                                             =============== =========== ============ ===========
------------------

(1)  The  Class  A  Preferred  Stock  and  options  were  not  included  in  the computation of basic or diluted  earnings per share because the Company had a loss for the six months ended June 30, 2005 and 2004, respectively.

11.  Comprehensive Loss

     The following table sets forth comprehensive loss (in millions).

                                                                 Three Months Ended      Six Months Ended
                                                                      June 30,               June 30,
                                                                ---------------------  ----------------------
                                                                  2005        2004       2005        2004
                                                                ----------  ---------  ----------  ----------
Net loss:                                                       $ (9.6)     $ (5.3)    $ (23.8)    $ (25.6)
  Other comprehensive loss:
     Unrealized losses on available-for-sale investments             -        (1.5)       (0.1)       (1.8)
                                                                ---------- ---------- ----------- -----------
Total comprehensive loss                                        $ (9.6)     $ (6.8)    $ (23.9)    $ (27.4)
                                                                ==========  =========  ==========  ==========

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

     This Quarterly  Report on Form 10-Q contains  statements  which  constitute
"forward-looking  statements"  within the meaning of the PSLRA. These statements appear  in a number of places in this  section  and in Part II,  Item 1.  "Legal
Proceedings."  Such  statements can be identified by the use of  forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should,"
"could,"  "plans,"  "intends,"  "projects,"  "seeks,"  or  "anticipates"  or the negative thereof or other variations  thereon or comparable  terminology,  or by discussions  of strategy.  Readers are cautioned  that any such  forward-looking statements  are not  guarantees of future  performance  and involve  significant risks and  uncertainties,  and that actual results may vary  materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business  conditions,  developments  in technology,  new or modified  statutory, environmental or regulatory requirements,  litigation developments, and changing prices and market  conditions.  This Form 10-Q and the Form 10-K identify  other factors which could cause differences  between such  forward-looking  statements and actual results.  No assurance can be given that these are all of the factors that could cause  actual  results to vary  materially  from the  forward-looking statements.

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

     Consolidated Operations

     Selected Operational Data

     The following table presents selected  financial  information for the three and  six  month  periods  ended  June  30,  2005  and  2004  for  the  Company's consolidated operations.

                                                          Three Months Ended      Six Months Ended
                                                               June 30,               June 30,
                                                         ---------------------  ----------------------
                                                           2005        2004       2005        2004
                                                         ----------  ---------  ---------- -----------

Net sales                                                $   87.2    $   92.5   $  170.2    $ 161.4
Costs and expenses                                          (80.8)      (83.4)    (161.0)    (158.9)
Gains on sales of timberlands and other assets                0.1           -        0.1          -
                                                         ----------  ---------  ---------- -----------
Operating income                                              6.5         9.1        9.3        2.5
Other income, net                                             4.3         3.9        5.5        9.0
Interest expense                                            (20.4)      (18.3)     (38.6)     (37.1)
                                                         ----------  ---------  ---------- -----------
Loss before income taxes                                 $   (9.6)   $   (5.3)  $  (23.8)   $ (25.6)
                                                         ==========  =========  ========== ===========

     Deconsolidation of Kaiser
     See Notes 1 and 7 for information regarding the deconsolidation of Kaiser's financial results and the Company's investment in Kaiser.

     Overview of Consolidated Results of Operations

     Net Sales
     Consolidated  net sales for the three months ended June 30, 2005,  declined
$5.3  million,  as compared  to the  comparable  period in the prior year.  Real estate sales increased $6.3 million or approximately  26% during the quarter due to increased sales activities at the Company's Fountain Hills development.  This increase was offset by a $9.3 million  decline in sales at the Company's  forest products  segment,  due to decreased lumber  shipments and prices,  as well as a
$2.3 million  decline in racing  segment net sales,  due primarily to fewer live racing days during the quarter.

     Consolidated  net sales for the six months ended June 30,  2005,  increased
$8.8 million,  compared to the same period in 2004.  The  Company's  real estate segment  realized  a 52%  increase  in net  sales  for the  first  half of 2005, reflecting  strong  sales at the  Company's  Fountain  Hills  development.  This increase  was offset by a $5.4  million  decline  in net sales at the  Company's forest products segment and a $3.9 million decline in racing segment net sales.

     Operating Income
     Consolidated  operating  income for the three  months  ended June 30, 2005, totaled $6.5 million  compared to operating  income of $9.1 million for the same quarter in 2004.  Operating  results for the real estate segment  increased $2.1 million,  primarily as a result of  increased  real estate  sales,  as discussed above.  Operating results for the forest products segment declined $5.6 million, primarily as a result of decreased lumber  shipments and prices,  exacerbated by higher  harvesting,  hauling,  and production  costs and  substantial  legal and professional  fees  relating  to Scotia  LLC's  efforts  to pursue a  negotiated restructuring of the Timber Notes.

     Consolidated  operating  income  for the six months  ended  June 30,  2005, increased  $6.8  million,  as compared  to same  period in the prior  year.  The
Company's  real estate  segment  realized a $10.6 million  increase in operating income  during the first half of 2005, as compared to the  comparable  period in the prior year.  Operating  results for the forest products  segment declined by
$8.1  million  due to an  unfavorable  shift in the mix of  lumber  sales  and a substantial  increase in costs,  partially  offset by a $3.1  million  insurance settlement received in the first quarter 2005. The corporate segment's operating loss  decreased  by $5.2  million,  primarily  as a result of lower  stock-based compensation expense in 2005,  reflecting a reduction in the market value of the
Company's stock since December 31, 2004.

     Other Income, net
     Consolidated other income, net for the three months ended June 30, 2005 was impacted favorably by a $2.3 million increase in investment income,  offset by a reduction in equity earnings from the Company's  investment in FireRock LLC, due to the sell-out of lots at the development in 2004.

     Consolidated  other  income,  net for the first  half of 2005 was  impacted negatively by a reduction in equity  earnings  from the Company's  investment in
FireRock LLC due to the sell-out of lots at the development in 2004.

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
oversight  by the North Coast Water Board . The  foregoing  matters  have in the past adversely  affected  timber harvest levels and timber  harvesting and other costs;  these  effects are  expected to continue.  In addition,  there can be no assurance that certain other pending legal, regulatory and environmental matters or future  governmental  regulations,  legislation or judicial or administrative decisions,  adverse weather  conditions,  or low lumber or log prices,  will not have a material adverse effect on the financial condition, results of operations
or  liquidity  of  the  Company's  forest  products  operations.   See  Item  1.
"Business--Forest Products  Operations--Regulatory and Environmental Matters" of
the Form 10-K and Note 8. for further discussion of these matters.

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
During  2004,  Palco  opened  a new  (replacement)  planer  facility  and  began construction  on a new  sawmill,  both in Scotia,  California.  The new  sawmill construction  project is expected to cost $27.3 million  ($20.5 million of which was expended in 2004), with the last phase scheduled for completion in the third quarter of 2005  (subject to available  cash).  Funds for this project have been provided  from existing cash  resources  and  borrowings  under the Palco Credit
Agreement  and the remaining  funds are expected to be provided by  unrestricted marketable  securities  and cash  available as a result of borrowings  under the
Term Loan and/or the Revolving Credit Facility. As part of the project,  Palco's
Carlotta mill was permanently closed in 2004 and, in June 2005, Palco closed its
Fortuna  mill.  As a result  of  closing  its  Fortuna  mill,  Palco  recognized severance  costs  of $0.2  million  in June  2005,  and  anticipates  additional severance  costs of  approximately  $0.6  million in the third  quarter of 2005.
Certain  equipment  from these  mills is being  moved to Palco's  new sawmill in
Scotia and  management is  considering  alternative  uses for the properties and remaining  equipment,  including sales to third parties.  Further actions may be taken  during 2005 as a result of Palco's  continuing  evaluation  process or in response to the financial  difficulties  described  elsewhere in this Form 10-Q, and writedowns of certain assets may be required.

     The following table presents selected operational and financial information for the three and six months  ended June 30,  2005 and 2004,  for the  Company's forest products operations.

                                                    Three Months Ended   Six Months Ended
                                                        June 30,             June 30,
                                           ---------------------------- ----------------------------
                                                2005          2004          2005           2004
                                           -------------- ------------- ------------- --------------
                                             (In millions of dollars, except shipments and prices)
Shipments:
   Lumber: (1)
     Redwood upper grades                        2.2           5.1            4.6            9.5
     Redwood common grades                      43.0          57.2           86.1          101.2
     Douglas-fir upper grades                    0.1           0.4            0.4            1.3
     Douglas-fir common grades                  24.7          13.8           57.7           28.5
     Other                                       0.8           4.1            1.6            5.0
                                           -------------- ------------- ------------- --------------
   Total lumber                                 70.8          80.6          150.4          145.5
                                           ============== ============= ============= ==============
   Cogeneration power (2)                       43.3          40.5           84.0           76.8
                                           ============== ============= ============= ==============

Average sales price:
   Lumber: (3)
     Redwood upper grades                  $   1,365      $  1,369      $   1,269     $    1,347
     Redwood common grades                       639           626            625            615
     Douglas-fir upper grades                  1,919         1,415          1,131          1,090
     Douglas-fir common grades                   381           503            373            436
   Cogeneration power (4)                         66            66             64             65

Net sales:
  Lumber, net of discount                  $    39.8      $   51.3      $    81.2     $     89.6
  Logs                                           2.4           1.1            3.9            2.4
  Cogeneration power                             2.9           2.7            5.5            5.1
  Wood chips                                     1.0           0.5            2.1            1.3
  Other                                          0.8           0.6            1.5            1.2
                                           -------------- ------------- ------------- --------------
     Total net sales                       $    46.9      $   56.2      $    94.2     $     99.6
                                           ============== ============= ============= ==============
Operating income (loss)                    $    (3.1)     $    2.5      $    (5.9)    $      2.2
                                           ============== ============= ============= ==============
Loss before income taxes                   $   (18.1)     $  (11.1)     $   (34.4)    $    (24.0)
                                           ============== ============= ============= ==============

(1) Lumber shipments are expressed in millions of board feet.
(2) Power deliveries are expressed in thousands of megawatts.
(3) Dollars per thousand board feet.
(4) Dollars per megawatt.

     Net Sales
     Total net sales for forest products  operations  decreased to $46.9 million for the second  quarter of 2005,  as  compared  to $56.2  million for the second quarter of 2004. The $9.3 million  decrease in net sales was due to a decline in lumber  shipments  during the quarter,  compounded  by an  unfavorable  shift in lumber  sold from  redwood  lumber to lower  priced,  common  grade  Douglas-fir lumber. Additionally,  there was an approximate 24% decline in the average sales price of common grade Douglas-fir during the second quarter,  as compared to the same period in 2004.

     Despite an overall increase in lumber shipments during the first six months of 2005, total net sales for forest products operations  decreased $5.4 million, as compared to the same period in 2004. This decrease was primarily caused by an unfavorable  shift in lumber sold from redwood  lumber to lower  priced,  common grade Douglas-fir lumber. Additionally,  there was an approximate 14% decline in the average sales price of common grade Douglas-fir  during the first six months of 2005, as compared to the same period in 2004.

     Operating Income (loss)
     Operating results for forest products  operations  declined by $5.6 million for the second quarter of 2005,  compared to the same period in 2004,  primarily due to decreased net sales,  higher harvesting,  hauling,  and production costs, and a  significant  increase in legal and other  professional  fees  relating to
Scotia LLC's efforts to pursue a negotiated  restructuring  of the Timber Notes.
The second quarter of 2004 included $1.3 million of severance costs related to a reduction in workforce.

     Operating results for forest products  operations  declined by $8.1 million for the six months of 2005,  compared to the same period in 2004,  primarily due to decreased net sales and higher harvesting,  hauling, and production costs and a significant  increase in legal and other  professional fees relating to Scotia
LLC's efforts to pursue a negotiated restructuring of the Timber Notes. The loss from logging and lumber operations for the first six months was partially offset by a $3.1 million insurance  settlement  received in the first quarter 2005. The second  quarter of 2004  included  $1.3 million of severance  costs related to a reduction in  workforce.  The second  quarter of 2005  included  $0.2 million of severance costs related to a reduction in workforce.

     Loss Before Income Taxes
     Forest  products  operations'  loss before  income taxes  increased by $7.0 million and $10.4  million for the second  quarter and first six months of 2005, respectively,  compared to the prior year periods,  primarily due to the decline in  operating  results  discussed  above and the  write-off  of $1.3  million of deferred  financing costs related to the Palco Credit Agreement that was paid in full and terminated in April 2005, and additional  interest  expense,  partially offset by increased income from cash, cash  equivalents,  marketable  securities and other investments due to higher levels of investment.

Real Estate Operations

     Industry Overview and Selected Operational Data
     The Company,  principally  through its wholly owned  subsidiaries and joint ventures,  invests  in and  develops  residential  and  commercial  real  estate primarily in Puerto Rico,  Arizona,  California,  and Texas. The following table presents  selected  operational and financial  information for the three and six months ended June 30, 2005 and 2004, for the Company's real estate operations.

                                                          Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                          -------------------------------------------------
                                                             2005         2004        2005         2004
                                                          ----------- ----------- ------------- ------------
                                                                      (In millions of dollars)

Net sales:
  Real estate:
     Fountain Hills                                       $   16.2     $   1.4    $   22.9      $   3.4
     Mirada                                                    1.7         5.2         4.3          5.7
     Palmas                                                    2.5         7.6         7.1          8.1
     Other                                                     0.1           -         0.1            -
                                                          ----------- ----------- ------------ ------------
       Total                                                  20.5        14.2        34.4         17.2
                                                          ----------- ----------- ------------ ------------
  Resort, commercial and other:
    Fountain Hills                                             1.5         1.9         3.0          3.3
    Palmas                                                     3.5         3.3         6.4          5.8
    Commercial lease properties                                4.6         4.4         9.1          8.4
    Other                                                        -           -           -          0.1
                                                          ----------- ----------- ------------ ------------
       Total                                                   9.6         9.6        18.5         17.6
                                                          ----------- ----------- ------------ ------------

  Total net sales                                         $   30.1    $   23.8    $   52.9     $   34.8
                                                          =========== =========== ============= ============

Operating income (loss):
  Fountain Hills                                          $    9.4    $    0.3    $   12.0     $    0.9
  Mirada                                                       0.6         2.5         1.4          1.7
  Palmas                                                      (0.9)        4.6         0.9          1.8
  Commercial lease properties                                  1.9         1.9         3.4          3.4
  Other                                                          -        (0.4)          -         (0.7)
                                                          ----------- ----------- ------------ ------------
    Total operating income                                $   11.0    $    8.9    $   17.7     $    7.1
                                                          =========== =========== ============ ============

Investment, interest and other income (expense), net:
  Equity in earnings from rea$ estate joint ventures      $   (0.2)   $    1.9    $   (0.4)    $    2.9
  Other                                                        0.9         2.5         1.5          3.1
                                                          ----------- ----------- ------------ ------------
                                                          $    0.7    $    4.4    $    1.1     $    6.0
                                                          =========== =========== ============ ============

Income before income taxes                                $    7.4    $    8.7    $   10.1     $    3.8
                                                          =========== =========== ============ ============

     Net Sales
     Total net sales for the real estate  operations  for the second quarter and first  six  months  of  2005  increased  by $6.3  million,  and  $18.1  million, respectively,  as  compared  to the  same  periods  in  2004,  primarily  due to increased lot sales at the Fountain Hills  development and profit  participation on certain sales at the Palmas development, offset by lower acreage sales.

     Operating Income and Income Before Income Taxes
     Operating  income  increased by $2.1 million for the second quarter of 2005 as compared to the same period of 2004, primarily due to the increased lot sales at the Fountain  Hills  development,  partially  offset by reduced  sales at the
Mirada and Palmas  developments.  Although  operating  results increased for the second  quarter of 2005, the segment's  income before income taxes  decreased by
$1.3 million  primarily due to $2.1 million of decreased equity in earnings from the Company's  investment in FireRock LLC as a result of the sell-out of lots at that  development in 2004.  FireRock LLC's sole remaining  asset is the FireRock
LLC Country Club.

     Operating  income  increased by $10.6 million for the six months of 2005 as compared  to the same period of 2004  primarily  as a result of  increased  real estate  sales as discussed  above.  The  segment's  income  before  income taxes increased  by $6.3  million  for the six months of 2005 as  compared to the same period in 2004,  primarily due to improved operating results as discussed above, partially  offset by $3.3  million  of  decreased  equity in  earnings  from the
Company's investment in FireRock LLC.

     Racing Operations

     Industry Overview and Selected Operational Data
     The Company owns SHRP, Ltd., which owns and operates Sam Houston Race Park, a Class 1 horse  racing  facility in  Houston,  Texas,  and Valley Race Park,  a greyhound  racing facility  located in Harlingen,  Texas.  Results of operations between  quarterly periods are generally not comparable for these facilities due to the timing, varying lengths and types of racing meets held. Historically, Sam
Houston  Race Park and Valley  Race Park have  derived a  significant  amount of
their  annual  pari-mutuel   commissions  from  live  racing  and  simulcasting.
Pari-mutuel  commissions have typically been highest during the first and fourth quarters  of the year,  the time during  which Sam Houston  Race Park and Valley
Race Park have  historically  conducted live  thoroughbred and greyhound racing, respectively.

     The following table presents selected operational and financial information for the three and six months  ended June 30,  2005 and 2004,  for the  Company's racing operations.

                                          Three Months Ended         Six Months Ended
                                                June 30,                 June 30,
                                        ------------------------------------------------
                                             2005        2004         2005         2004
                                        ----------- ------------ ----------- -----------
                                                    (In millions of dollars)
Number of live race days:
  Sam Houston Race Park                       11           36           53            84
  Valley Race Park                             5            6           68            81

Handle:
 Sam Houston Race Park:
   On-track handle                      $   32.0     $   38.1    $    63.8     $    72.1
   Off-track handle                         13.3         21.5         86.4         118.1
                                        -----------  ---------   -----------   ---------
      Total                             $   45.3     $   59.6    $   150.2     $   190.2
                                        ===========  ==========  ===========   =========

 Valley Race Park:
   On-track handle                      $    4.8     $    4.7    $    10.4     $    11.2
   Off-track handle                          0.2          0.3          1.7           3.0
                                        -----------  ----------  -----------   ---------
      Total                             $    5.0     $    5.0    $    12.1     $    14.2
                                        ===========  ==========  ===========   =========

Net sales:
 Sam Houston Race Park:
   Gross pari-mutuel commissions        $    7.4     $    8.7    $    16.6     $    19.1
   Other revenues                            1.6          2.5          3.5           4.5
                                        -----------  ----------- ----------    ---------
      Total                                  9.0         11.2         20.1          23.6
                                        -----------  ----------- ----------    ---------
 Valley Race Park:
   Gross pari-mutuel commissions             1.1          1.1          2.5           2.7
   Other revenues                            0.1          0.2          0.5           0.7
                                        -----------  ----------- ----------    ---------
      Total                                  1.2          1.3          3.0           3.4
                                        -----------  ----------- ----------    ---------
 Total net sales                        $   10.2     $   12.5    $    23.1     $    27.0
                                        ===========  =========== ==========    =========

Operating income (loss):
  Sam Houston Race Park                 $   (0.9)    $   (0.7)   $    (0.9)    $     0.1
  Valley Race Park                             -         (0.1)        (0.2)         (0.3)
                                        -----------  ----------- ----------    ----------
      Total operating loss              $   (0.9)    $   (0.8)   $    (1.1)    $    (0.2)
                                        ===========  =========== ==========    ==========
Loss before income taxes                $   (0.9)    $   (0.8)   $    (1.1)    $    (0.2)
                                        ===========  =========== ==========    ==========

     Net Sales
     Total net sales for racing  operations  declined  $2.3 and $3.9 million for the  second  quarter  and first six  months of 2005  compared  to the prior year periods, principally due to fewer live race days at Sam Houston Race Park in the
2005 periods.

     Operating Loss and Loss Before Taxes
     Racing  operations'  operating  loss and loss  before  taxes for the second quarter and first six months of 2005 increased  from the  comparable  periods in
2004,  principally  due to lower net sales  partially  offset by lower operating costs associated with the reduced number of live racing days at Sam Houston Race
Park.

     Other Items Not Directly Related to Industry Segments

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                   ------------------------ ---------------------
                                       2005         2004        2005       2004
                                   ------------ ----------- ----------- ---------
                                             (In millions of dollars)
Operating loss                     $  (0.5)     $   (1.5)   $  (1.4)    $   (6.6)
Income (loss) before income taxes      2.0          (2.1)       1.6         (5.2)

     Operating Loss
     The  operating  losses  represent   corporate  general  and  administrative
expenses that are not  attributable  to the  Company's  industry  segments.  The operating loss declined $1.0 million and $5.2 million for the second quarter and first six months of 2005  compared to the prior year  periods,  primarily due to reduced stock-based compensation expenses, partially offset by incremental legal and  professional  fees.  Stock-based  compensation  expense is  adjusted as the market value of the Company's  Common Stock changes.  For the second quarter and first  six  months  of  2005,  there  was  a  $2.2  million  and  $3.8  million, respectively,  benefit  recognized for  stock-based  compensation,  reflecting a reduction in the market value of the Company's  Common Stock since  December 31,
2004.

     Loss Before Income Taxes
     The loss before income taxes decreased in the second quarter and six months of 2005 from the comparable  period in 2004 due to lower  corporate  general and administrative  expenses as  discussed  above and higher  returns on  marketable securities  and other  short-term  investments of $3.1 million and $1.4 million, respectively.

Financial Condition and Investing and Financing Activities

     This  section  contains   statements   which  constitute   "forward-looking
statements"  within the meaning of the PSLRA. See the statement in Item 2. above for cautionary information with respect to such forward-looking statements.

     Overview

     The Company  conducts its operations  primarily  through its  subsidiaries.
Creditors  of  subsidiaries  of the Company  have  priority  with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the
Company.  Certain of the Company's  subsidiaries,  principally  Palco and Scotia
LLC, are restricted by their various debt  instruments as to the amount of funds that can be paid in the form of dividends or loaned to affiliates. Scotia LLC is highly  leveraged and has significant debt service  requirements.  Additionally,
Palco expects to be dependent on the funds available under the Revolving  Credit
Facility and existing  unrestricted  cash and marketable  securities to fund its working capital  requirements in 2005 and 2006.  "MAXXAM Parent" is used in this section to refer to the Company on a stand-alone basis without its subsidiaries.

     Cash Flow

     Operating Activities
     Net cash provided by operating  activities  increased from $7.2 million for the six months  ended June 30, 2004,  to $21.2  million for the six months ended
June 30, 2005. The $14.0 million  increase  resulted  primarily from higher cash collections  related to real estate sales,  partially  offset by operating  cash flow shortfalls at the Company's forest products operations.

     Investing Activities
     Net cash used for investing  activities was $7.0 million for the six months ended June 30, 2005,  reflecting capital  expenditures of $8.9 million primarily related  to Palco's  sawmill  project  and  infrastructure  requirements  at the
Company's Fountain Hills development.  Net cash used for investing activities of
$10.7  million  for the six  months  ended  June  30,  2004,  reflected  capital expenditures  of $20.2  million,  of which $15.0  million was related to Palco's sawmill project.

     Financing Activities
     The $20.7 million of net cash provided by financing  activities for the six months ended June 30, 2005, principally reflects the net proceeds from the Palco refinancing  that  occurred  in April  2005.  Net  cash  provided  by  financing activities  of $4.1 million for the six months ended June 30, 2004,  principally reflects additional borrowings to fund the Company's forest products operations.

     MAXXAM Parent

     MAXXAM Parent  believes that its existing  resources  will be sufficient to fund its  working  capital  requirements  for the next  year.  With  respect  to long-term  liquidity,  MAXXAM  Parent  believes  that its existing cash and cash resources,  together with distributions from the real estate operations,  should be sufficient to meet its working capital requirements. However, there can be no assurance that this will be the case. See "--Forest  Products  Operations" below and Note 1 regarding potential adverse impacts upon MAXXAM Parent as a result of liquidity issues in respect of Palco and Scotia LLC. Additionally, see "--Racing
Operations"  below  regarding  the cash flow  needs of SHRP,  Ltd.,  which  were provided by MAXXAM Parent in the first quarter of 2005.

     Forest Products Operations

     Substantially  all of MGI's  consolidated  assets are owned by Palco, and a significant portion of Palco's  consolidated assets are owned by Scotia LLC. The lenders  under the Scotia LLC Line of Credit and the holders of the Timber Notes have  priority  over the claims of creditors of Palco with respect to the assets and cash  flows of Scotia  LLC.  The  Revolving  Credit  Facility  and Term Loan
contain   certain   restrictive   covenants  which   effectively   preclude  the
distribution of funds from Palco to MGI.

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
oversight by the North Coast Water Board (see below). The foregoing matters have in the past adversely  affected timber harvest levels and timber  harvesting and other costs; these effects are expected to continue.  In addition,  there can be no assurance  that certain other pending  legal,  regulatory  and  environmental
matters  or  future  governmental   regulations,   legislation  or  judicial  or
administrative  decisions,  adverse  weather  conditions,  or low  lumber or log prices,  will not have a material  adverse  effect on the  financial  condition, results of operations or liquidity of the Company's forest products  operations.
See Item 1. "Business--Forest Products  Operations--Regulatory and Environmental
Factors" of the Form 10-K and Note 8 for further discussion of these matters.

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
watersheds.  As  harvesting  activities  on the  Scotia LLC  Timberlands  cannot readily be moved between watersheds due to, among other things, historic harvest patterns, adjacency restrictions,  and the age classes of trees, that action and the other matters  described in the Forest  Products  Operations--Water  Quality
section  of  Note  8  could,   in  addition  to  the  potential   effects  noted
above,individually or collectively, result in reduced harvest in the future. The staff of the North  Coast  Water  Board has  circulated  the draft WWDRs for the
Freshwater  and Elk River  watersheds  for public  review and comment.  If these draft  WWDRs  are  approved  in their  current  form,  there  would  likely be a significant  adverse  impact  on  harvest  levels.  Because  WWDRs  had not been formulated,  the North  Coast  Water  Board for some time  failed to release for harvest a number of Scotia  LLC's THPs that had  already  been  approved  by the other  governmental  agencies which approve Scotia LLC's THPs. In February 2005, the  Executive  Officer of the staff of the North  Coast  Water  Board  released sufficient  THPs to allow the harvest of up to 50% of the CDF Harvest  Limit for these two watersheds. On March 16, 2005, the North Coast Water Board ordered the enrollment of  additional  THPs that would allow the harvest of up to 75% of the
CDF Harvest Limit for these two watersheds.  Third parties subsequently appealed this decision to the State Water Board.  On June 16, 2005, the State Water Board
heard this appeal and rendered a decision,  which has the effect of  disallowing
(at the  current  time)  further  harvesting  on the  additional  25% of the CDF
Harvest  Limit  approved by the North Coast Water Board on March 16,  2005.  The
State  Water  Board's  decision  also  has the  effect  of  disallowing  further harvesting  in the  Freshwater  and Elk River  watersheds  until WWDRs for these watersheds  are adopted by the North Coast Water  Board.  Palco has appealed the
State Water Board's June 16, 2005, decision in a California state court.

     The unreleased and disallowed  THPs represent a significant  portion of the harvest  that the Company  had  planned for the first half of 2005.  The ongoing regulatory,  environmental and litigation matters faced by Palco and Scotia LLC, exacerbated  by the  developments  described  in the  previous  paragraph,  have materially  adversely  impacted  the cash flows of both  Palco and  Scotia  LLC.
Furthermore,  it is likely  that  additional  delays in the  development  of the
Freshwater and Elk River WWDRs will occur. Should the Freshwater-Elk River WWDRs not be approved  during 2005 or in the first few months of 2006,  or be approved with  additional  restrictions  on harvest,  there  could be a material  adverse impact on Palco's  and Scotia  LLC's  future  cash  flows  from  operations.

     As previously  announced,  the  estimates of Scotia LLC indicated  that its cash flows from operations, together with its line of credit and other available funds, would likely be inadequate to pay all of the interest due on the July 20,
2005,  payment date for the Timber  Notes.  As the July 20,  2005,  payment date approached,  it became  apparent that Scotia LLC's estimates would prove correct and that the cash shortfall as of the payment date would be  approximately  $2.2 million.  Based  upon a review  of its  alternatives  under  the  circumstances, consultation with its own legal and financial advisors, and consideration of the most recent  discussions  with the  advisors of the holders of the Timber  Notes
(see below), Scotia LLC requested that Palco make an early payment, equal to the shortfall,  in respect of certain  logs that had already  been  delivered to and purchased by Palco from Scotia LLC.  Palco  approved and delivered the early log payment,  which allowed Scotia LLC to fund the July 20, 2005, cash shortfall and pay all of the $27.9 million of interest due ($25.9  million net of interest due in respect of Timber Notes held by Scotia LLC).

     In March 2005,  UBS agreed to assist  Scotia LLC in seeking to  restructure its  obligations  with respect to the outstanding  Timber Notes.  The Noteholder
Committee also retained its own advisors,  at Scotia LLC's expense,  to evaluate their alternatives. Scotia LLC has advised the Company that it intends to pursue a negotiated  restructuring  of the Timber Notes and the Company  believes  that
Scotia LLC, and as necessary,  Palco,  will be required to file under Chapter 11 of the  Bankruptcy  Code in  order  to  accomplish  a  negotiated  restructuring consistent with  management's  expectations as to future harvest levels and cash flows (see below). On August 1, 2005, Scotia LLC announced the broad outlines of a potential  restructuring plan proposal made to the Noteholder Committee, to be accomplished  through  confirmation of a plan of reorganization under Chapter 11 of the Bankruptcy Code. The principal terms of the proposal include, among other things,  the  issuance of new senior  secured  notes in an  aggregate  principal amount of $300 million and transfer of 90% of the  ownership of the  reorganized
Scotia LLC to Noteholders  (other than Scotia LLC,  whose Timber Notes,  held in the SAR Account,  would be surrendered  and cancelled).  Neither these,  nor any other  proposed  restructuring  terms,  have been  agreed  to by  Palco,  or any
Noteholders,  nor can there be any  assurance  that any of these  terms  will be agreed upon, that there will be an agreement, or, if there is an agreement, what the terms will be of any such  agreement.  There can be no assurance that Scotia
LLC will be successful in its efforts to restructure its Timber Notes.

     Scotia LLC has agreed to pay UBS an  advisory  fee of  $150,000  per month, creditable  in full  against a success fee of $5.6 million that would be payable upon  consummation of any  restructuring  transaction prior to July 27, 2006, in addition to agreeing to reimburse certain of UBS's expenses and to indemnify UBS and its affiliates.  UBS's engagement expired by its terms on July 27, 2005, and
UBS  and  Scotia  LLC are  working  towards  the  extension  of that  engagement
(although  there  can be no  assurances  that an  agreement  to  extend  will be reached).  Scotia  LLC has  also  agreed  to pay the fees  and  expenses  of the financial and legal advisors  engaged on behalf of the Noteholder  Committee and agreed to indemnify the financial advisors and their affiliates.  The Noteholder
Committee's  financial  advisors are entitled to a $150,000  monthly fee,  which monthly fee is  creditable in full after six months  against a separate  success fee.  This  success  fee,  if  payable,  would  equal 2% of the  amount by which recoveries of the Noteholders exceed $578.4 million,  in no case exceeding $3.45 million, and would be payable upon consummation of any restructuring transaction to which Scotia LLC and the  Noteholder  Committee have agreed at any time up to twelve  months  following  the  termination  of such  engagement.  Scotia  LLC's agreement to pay the Noteholder  Committee's financial advisors is terminable by
Scotia LLC on thirty days notice any time after June 30, 2005.

     Scotia LLC and UBS have conducted  extensive reviews and analyses of Scotia
LLC's assets,  operations and prospects.  As a result of these extensive reviews and analyses,  Scotia LLC's  management  has  concluded  that, in the absence of significant  regulatory relief and  accommodations,  Scotia LLC's timber harvest levels and cash  flows from  operations  will in future  years be  substantially below both historical  levels and the minimum levels necessary in order to allow
Scotia  LLC to satisfy  its debt  service  obligations  in respect of the Timber
Notes.  Scotia LLC's  management has also concluded that its cost structure will have to be reduced in line with these  anticipated  reductions in harvest levels and cash flows.  To the extent that Scotia LLC is unable to achieve a negotiated restructuring of its Timber Notes consistent with  management's  expectations as to future  harvest levels and cash flows,  the Company  expects that Scotia LLC, and as may be required,  Palco,  will be forced to take  extraordinary  actions, which may include:  reducing  expenditures  by laying off employees and shutting down various operations;  seeking other sources of liquidity, such as from asset sales; and seeking protection by filing under the Bankruptcy Code.

     As of December 31, 2004 and March 31, 2005,  Palco was in default under the
Palco Credit Agreement and obtained limited waivers of the default through April
22, 2005. On April 19, 2005, Palco and Britt, as Borrowers, closed the Revolving
Credit Facility and the Term Loan. The Term Loan was fully funded at closing and the Borrowers used  approximately  $10.8 million of the funds from the Term Loan to pay off amounts  previously  borrowed  under the Palco Credit  Agreement  and terminated  that facility.  As of June 30, 2005,  $34.9 million was  outstanding under this  facility;  no borrowings  had been made under the  Revolving  Credit
Facility at such date.  Palco  estimates that its cash flow from operations will not provide sufficient liquidity to fund its operations until the fourth quarter of 2006. Accordingly, Palco expects to be dependent on the funds available under the Revolving  Credit  Facility and existing  unrestricted  cash and  marketable securities to fund its working capital requirements in 2005 and 2006. Borrowings under the Revolving  Credit  Facility are limited to the sum of 85% of Palco and
Britt's eligible accounts receivable plus 75% of their eligible  inventories (up to a maximum of $30.0 million, subject to limitations such as the ability of the lender to establish reasonable  reserves).  Both the Term Loan and the Revolving
Credit  Facility  contain EBITDA  maintenance  covenants that, if not met, could trigger a mandatory prepayment of outstanding borrowings. Available resources to fund Palco's and Britt's  operating  needs at June 30, 2005 were $35.4  million, comprised of the maximum  availability  under the Revolving  Credit  Facility of
$15.2  million  (see  below  for a  subsequent  reduction  in such  amount)  and unrestricted cash and marketable securities of $20.2 million. The operating cash flow estimates used to establish the EBITDA maintenance covenants are subject to a number of  assumptions  about future  operating  cash flow and actual  results could differ from these estimates.  Accordingly, the availability of these funds is largely  dependent  on Palco's  ability to harvest  adequate  timber from the
Scotia LLC Timberlands and reduce operating costs.

     On April 21,  2005,  Moody's  lowered  the  ratings on the Class A-1 Timber
Notes  from Baa2 to Ba3;  the Class A-2  Timber  Notes  from Baa3 to B1; and the
Class A-3 Timber Notes from Bal to B1. On June 20, 2005, Moody's further lowered the  ratings  on all  classes  of the  Timber  Notes to Caal.  On April 7, 2005,
S&P  announced  that it had lowered its ratings on all classes of the Timber
Notes to CCC-.  S&P  also  announced  on April 7, 2005,  that it had lowered
Palco's credit rating to CCC- (which rating it affirmed on April 28, 2005). As a result of the S&P  credit  rating  actions  related to Palco,  in July 2005,
Palco was required to post a $9.9 million letter of credit to secure its workers compensation liabilities. This credit rating action reduced Palco's availability under the  Revolving  Credit  Facility to $5.3  million.  See Note 4 for further discussion of availability under Palco's debt facilities.

     The liquidity  issues being  experienced  by Scotia LLC, and those recently experienced by Palco should they recur, could result in claims against and could have adverse impacts on MAXXAM Parent, MGHI and/or MGI. For example, under ERISA law,  were Palco to terminate  its pension  plan,  MAXXAM  Parent and its wholly owned  subsidiaries  would be jointly  and  severally  liable  for any  unfunded pension  plan  obligations.  The  unfunded  obligation  attributable  to Palco's pension plan as of December 31, 2004,  is estimated to have been in the range of approximately $35 million based upon annuity placement interest rate assumptions at that time.  In addition,  it is possible that certain  transactions  could be entered into in connection with a potential  restructuring or  reorganization of
Palco or Scotia LLC, such as a sale or other transfer of all or a portion of the equity  ownership  in Palco  and/or  Scotia  LLC, a sale or other  transfer of a substantial  portion of Palco's and/or Scotia LLC's assets and/or a cancellation of some or all of Palco's and/or Scotia LLC's indebtedness,  which could require the utilization of all or a substantial portion of, or the loss of a significant portion of, the Company's net operating  losses for federal and state income tax purposes and could require tax payments in future periods.

     The Scotia LLC Line of Credit  allows Scotia LLC to borrow up to one year's interest  due on the  Timber  Notes.  On June 20,  2003,  the Scotia LLC Line of
Credit  was  extended  to  July  7,  2006.  At or near  the  completion  of such extension,  Scotia  LLC  would  request  that the  Scotia  LLC Line of Credit be extended for an  additional  period of not less than 364 days.  If not extended,
Scotia LLC may draw upon the full amount  available.  The amount  drawn would be repayable  in 12  semiannual  installments  on each note payment date (after the payment of certain  other  items,  including  the  Aggregate  Minimum  Principal
Amortization  Amount, as defined,  then due),  commencing  approximately two and one-half years following the date of the draw. At December 31, 2004,  Scotia LLC could  have  borrowed a maximum  of $57.1  million  under the Scotia LLC Line of
Credit,  and there  were  $18.2  million  in  borrowings  outstanding  under the facility.  At June 30, 2005, the maximum  availability under the Scotia LLC Line of Credit  was $55.9  million,  and  there  were  $33.8  million  in  borrowings outstanding.  As of July 20, 2005,  the entire $55.9 million then  available had been borrowed.

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

     On the note  payment date in July 2005,  Scotia LLC used its existing  cash resources,  all of the remaining  funds  available  under the Scotia LLC Line of
Credit,  and the additional funds made available from the $2.2 million early log payment by Palco (see Note 1), to pay all of the $27.9  million of interest  due
($25.9  million  net of interest  due in respect of Timber  Notes held by Scotia
LLC).  Scotia LLC also repaid $8.0  million of principal on the Timber Notes (an amount equal to Scheduled Amortization) using funds held in the SAR Account.

     The Master  Purchase  Agreement  between  Scotia LLC and Palco (see Item 1.
"Business--Forest Products  Operations--Relationships among the Palco Companies"
of the Form  10-K)  contemplates  that all sales of logs by Scotia  LLC to Palco will be at fair market  value  (based on stumpage  prices) for each  species and category of logs. The Master  Purchase  Agreement  provides that if the purchase price  equals or exceeds  the SBE Price and a  structuring  price set forth in a schedule to the Timber Notes  Indenture,  the purchase  price is deemed to be at fair market value. If the purchase price equals or exceeds the SBE Price, but is less than the  structuring  price,  then  Scotia  LLC is  required  to engage an independent forestry consultant to confirm that the purchase price reflects fair market value.  In December  2004,  the  California  State Board of  Equalization
adopted the new Harvest  Value  Schedule  for the first six months of 2005.  The prices  published in that schedule  (which  exceeded the applicable  structuring prices) reflected a 14.3% increase in the SBE Price for small redwood logs and a
12.5%  increase for small  Douglas-fir  logs from the prices  published  for the second half of 2004. In June 2005,  the California  State Board of  Equalization
adopted the new Harvest Value  Schedule for the second half of 2005.  The prices established in that schedule  (which exceed the applicable  structuring  prices)
reflected a 4.2% increase in the SBE Price for small redwood logs from the price published  for  the  first  half of  2005.  There  was no  change  in the  small
Douglas-fir log price from the price published for the first half of 2005.

     Palco has made capital  expenditures  during the past three years which are expected to improve  production  efficiency and reduce operating  costs.  During
2004, Palco opened a new (replacement) planer facility and began construction on a new sawmill,  both in Scotia,  California.  The sawmill project is expected to cost $27.3 million ($20.5 million of which was expended in 2004),  with the last phase  scheduled  for  completion  in the  third  quarter  of 2005  (subject  to available  cash).  Funds for this project have been  provided from existing cash resources  and  borrowings  under the Palco Credit  Agreement  and the remaining funds are expected to be provided by unrestricted marketable securities and cash available  as a result of  borrowings  under the Term Loan and/or the  Revolving
Credit Facility. Capital expenditures were $6.8 million for the first six months of 2005 and are  estimated  to be between  $4.6  million and $12 million for the remainder of 2005 (subject to available cash). Palco and Scotia LLC may purchase additional timberlands from time to time as appropriate opportunities arise.

     Palco expects that in 2005 it will be required to fund  approximately  $1.6 million to $1.8 million for pension and other postretirement benefits.

     Palco will continue to require funds available  under the Revolving  Credit
Facility  and  Term  Loan in  order  to meet its  working  capital  and  capital expenditure requirements for the next year. Furthermore, Palco's cash flows from operations  may be adversely  affected by diminished  availability  of logs from
Scotia LLC,  lower lumber prices,  adverse  weather  conditions,  pending legal, regulatory and environmental  matters or increased funding  requirements for its pension plan. See "Results of Operations--Forest  Products Operations" above, as well as Note 8,  for  discussion  of the  regulatory,  environmental  and  legal matters affecting harvest levels and operating costs.

     With  respect to long-term  liquidity,  until such time as Palco and Scotia
LLC have adequate  cash flows from  operations,  there can be no assurance  that they will be able to meet their working  capital,  capital  expenditure and debt service obligations.  Liquidity,  capital resources and results of operations in the  long-term  may  continue  to be  adversely  affected  by the  same  factors affecting short-term cash flows from operations, as discussed above.

     Real Estate Operations

     Capital  expenditures and real estate  improvements  and development  costs were  $6.2  million  for the first six  months  of 2005 and are  expected  to be between  approximately $12.0 million to $15.0 million for the last half of 2005, primarily  for  infrastructure  requirements  at the  Company's  Fountain  Hills development.  The Company expects that these expenditures will be funded by cash flows from operations, existing cash and available credit facilities.

     The Company believes that the cash flows from operations, existing cash and credit facilities of its real estate subsidiaries will be sufficient to fund the working capital and capital  expenditure  requirements of such  subsidiaries for the next year. With respect to the long-term liquidity of such subsidiaries, the
Company  believes  that their  ability to  generate  cash from the sale of their existing real estate,  together with their ability to obtain financing and joint venture partners,  should provide sufficient funds to meet their working capital and capital expenditure requirements.  PDMPI and its subsidiaries have, however, required  advances from MAXXAM  Parent in prior years to fund their  operations, and PDMPI may require such advances in the future.

     Racing Operations

     Capital  expenditures and investments in new ventures were $1.1 million for the first six months of 2005 and are  expected  to be between  $0.8  million and
$1.0 million for the last half of 2005.

     In the first quarter of 2005, SHRP, Ltd.  borrowed $4.5 million from MAXXAM
Parent to fund its 2005  capital  expenditures  and improve its working  capital position. SHRP, Ltd.'s management expects that SHRP, Ltd. may require additional advances from MAXXAM Parent to fund its operations and capital  expenditures  in the next year.  SHRP,  Ltd. is  experiencing  strong  competition  from internet wagering and  "racinos" in  surrounding  states.  These factors will also play a role in SHRP, Ltd.'s long-term  liquidity.  SHRP, Ltd's management believes that cash flows from  operations  may not be  sufficient to fund its  operations  and capital expenditures on a long term basis.  Therefore,  additional advances from
MAXXAM Parent or additional working capital sources may be required.

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

     Kaiser's Operations

     With  respect  to the  Company's  interest  in  Kaiser,  the  Debtors  have indicated  that they  believe  that it is  likely  that the  equity of  Kaiser's stockholders  will be  cancelled  without  consideration.  See Notes 1 and 7 for further information.

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
Investing and Financing  Activities--Forest Products Operations" for information regarding various regulatory, environmental,  litigation and other matters which have caused and are  expected to continue to cause delays in the approval of the
Company's  THPs and the  ability to harvest on THPs once they are  approved,  as well as adverse impacts on timber harvest levels and timber harvesting and other costs.

     Real Estate

     PDMPI  is  considering  various  alternatives  to  accelerate  sales of its remaining  1,130  acres  of  undeveloped  land as well as  disposition  of other assets. In connection with this, PDMPI has been working with an agent to solicit developer  and  investor  interest in acquiring  such acreage and other  assets.
While  certain  offers  and  expressions  of  interest  have been  received,  no assurance can be given that these efforts will be successful.

     Racing

     During its regular  legislative  session that ended in May 2005 and a later
30-day  special  session,   the  Texas  Legislature   considered  a  variety  of
alternatives to address a projected budget shortfall,  including enhancing state revenues through  additional forms of gaming such as video lottery  terminals at existing horse and dog racing tracks,  gaming on Indian  reservations,  and full casinos;  however, the Legislature  adjourned from its regular session and first special session of 2005 without enacting any such  legislation.  A second 30-day special  session  was  called  in July 2005 and is not yet  concluded.  The next regular  session of the Texas  Legislature  will  begin in January of 2007.  The
Company intends to continue to vigorously  pursue any such legislation  which is favorable to it. As any legislation  expanding  gaming in Texas may well require the  approval  of  two-thirds  of each  legislative  house and a majority of the state's  voters,  no assurance  can be given that any such  legislation  will be enacted or become  effective.  Moreover,  it is impossible to determine what the provisions of any such legislation will be or its effect on the Company.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in  interest  rates  primarily  under the
Scotia LLC Line of Credit and the  Revolving  Credit  Facility and Term Loan, as
well as certain other debt  facilities  used to finance real estate  development activities.  As of June  30,  2005,  there  were  $68.7  million  in  borrowings outstanding  under  all  variable  rate  facilities.  Based  on  the  amount  of borrowings  outstanding  under these facilities during the six months ended June
30, 2005, a 1.0% change in interest  rates  effective  from the beginning of the year would have resulted in an increase or decrease in interest  expense for the period of $0.2 million.

ITEM 4.   CONTROLS AND PROCEDURES

     The Company maintains  disclosure controls and procedures that are designed to ensure that  information  required to be disclosed in the  Company's  reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported  within the time  periods  specified in the rules and forms of the SEC, and that such  information  is  accumulated  and  communicated  to the Company's management,  including its Chief Executive Officer and Chief Financial  Officer,
as appropriate,  to allow timely decisions  regarding  required  disclosure.  In designing and  evaluating  the disclosure  controls and  procedures,  management recognized  that any controls and  procedures,  no matter how well  designed and operated, can provide only reasonable assurance of achieving the desired control objectives,  and  management  necessarily  was required to apply its judgment in evaluating the  cost-benefit  relationship of possible  controls and procedures.
Also, the Company has  investments in certain  unconsolidated  entities.  As the
Company does not control or manage these entities,  its disclosure  controls and procedures  with respect to such  entities are  necessarily  substantially  more limited than those it maintains with respect to its consolidated subsidiaries.

     As of the end of the period covered by this report,  our management carried out an  evaluation,  under the  supervision  and with the  participation  of the
Company's management,  including our Chief Executive Officer and Chief Financial
Officer,  of the  effectiveness  of the design and  operation  of the  Company's disclosure  controls and procedures.  Based on the  evaluation,  our management, including our Chief  Executive  Officer and Chief Financial  Officer,  concluded that the Company's  disclosure controls and procedures were effective as of June
30, 2005.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The Company may from time to time  purchase  shares of its Common  Stock on national exchanges or in privately negotiated transaction.  For the three months and six months ended June 30, 2005,  the Company  purchased  8,600 shares of its
Common Stock at $22.05 per share for a total of $0.2 million.

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on May 25, 2005, at which  meeting the  stockholders  reelected  Messrs.  Cruikshank,  Rosenberg,
Rosenthal,  and Hurwitz as directors of the Company.  The results of the matters voted upon at the meeting are shown below.

Nominees for Director

     The nominees  for  election as  directors of the Company are listed  below, together with voting  information  for each nominee.  Messrs.  Ezra G. Levin, J.
Kent Friedman and Paul N. Schwartz continued as directors of the Company.

     Nominees for Election by Holders of Common Stock

     Robert J.  Cruikshank - 5,732,349  votes for, 29,776 votes withheld and -0-
     broker non-votes.

     Stanley D. Rosenberg - 5,733,169  votes for,  28,956 votes withheld and -0-
     broker non-votes.

     Michael J. Rosenthal - 5,707,140  votes for,  54,985 votes withheld and -0-
     broker non-votes.

     Nominees  for  Election  by Holders of Common  Stock and Class A  Preferred
Stock

     Charles E. Hurwitz - 12,216,481  votes for,  222,594 votes withheld and -0-
     broker non-votes.

ITEM 6.   EXHIBITS

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

                                                         MAXXAM INC.

Date: August 9, 2005           By:      /S/            PAUL N. SCHWARTZ
                                   ------------------------------------------
                                                       Paul N. Schwartz
                                  President, Chief Financial Officer and Director
                                              (Principal Financial Officer)

Date: August 9, 2005            By:    /S/           M. EMILY MADISON
                                    ------------------------------------
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

APB Opinion No. 25:  Accounting  Principles  Board Opinion 25,  "Accounting  for
Stock Issued to Employees"

APB Opinion No. 29:  Accounting  Principles  Board Opinion 29,  "Accounting  for
Nonmonetary Transactions"

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

Britt: Britt Lumber Co., Inc., a wholly owned subsidiary of Palco

California Permits: The Permits issued by California pursuant to the HCP

California  Senate  Bill 810:  Bill  which  became  effective  January  1, 2004, providing  regional  water  quality  control  boards with  additional  authority related to the approval of THPs on land within impaired watersheds

Cave action:  An action  entitled Steve Cave, et al. v. Gary Clark,  et al. (No.
DR020719) filed in the Superior Court of Humboldt County, California

CDF: California Department of Forestry and Fire Protection

CDF Harvest Limit: Annual harvest limit established by the CDF

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

EBITDA:  As defined in Section 1.01 of the Revolving  Credit  Agreement and Term
Loan which, among other things, excludes the results of Scotia LLC

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

Kaiser  Shares:  50,000,000  shares of the common  stock of Kaiser  collectively owned by the Company and MGHI

LIBOR: London Inter Bank Offering Rate

Master  Purchase  Agreement:  The  agreement  between  Palco and Scotia LLC that governs all  purchases  of logs by Palco from Scotia LLC

MAXXAM: MAXXAM Inc., including its subsidiaries

MAXXAM Parent: MAXXAM Inc., excluding its subsidiaries

Moody's: Moody's Investors Service

MGHI: MAXXAM Group Holdings Inc., a wholly owned subsidiary of the Company

MGI: MAXXAM Group Inc., a wholly owned subsidiary of MGHI

MPC: MAXXAM Property Company, a wholly owned subsidiary of the Company

NJDEP: New Jersey Department of Environmental Protection

North Coast Water Board:  California  North Coast Regional Water Quality Control
Board

Noteholders: Holders of the Timber Notes

Noteholder Committee: An ad hoc committee of holders of the Timber Notes

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

Palco: The Pacific Lumber Company, a wholly owned subsidiary of MGI

Palco Companies: Palco, Scotia LLC and Salmon Creek, collectively

Palco Credit Agreement: January 2004 revolving credit facility between Palco and a bank which  provided for  borrowings up to $30.0  million,  which facility was terminated in connection  with the closing of the Revolving  Credit Facility and
Term Loan

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

RI/RA:  Remedial investigation and remedial action

S&P: Standard & Poor's Rating Service

Salmon Creek: Salmon Creek LLC, a wholly owned subsidiary of Palco

Sam Houston Race Park: Texas Class 1 horse racing facility in Houston, Texas and operated by SHRP, Ltd.

Sanctions Motion: An amended  counterclaim and motion for sanctions filed by the
Respondents on November 8, 2002, in connection with the FDIC action

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

SEC:  The Securities and Exchange Commission

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

State Water Board: California State Water Resources Control Board

SYP: The sustained  yield plan approved in March 1999 as part of the  Headwaters
Agreement, and later invalidated by a California state court take:  Adverse  impacts on species  which have been  designated as endangered or threatened

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

UBS: UBS Securities LLC

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