Form 10-Q
period 2005-11-09
MAXXAM INC
filed 2005-11-09
CIK 63814

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2005

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
Yes X   No

     Indicate by check mark whether the Registrant is an  accelerated  filer (as defined in Rule 12b-2 of the Act).
Yes X   No

     Indicate  by check mark  whether  the  Registrant  is a shell  company  (as defined in Rule 12b-2 of the Exchange Act).
Yes     No X

     Number of shares of common stock outstanding at November 4, 2005: 5,967,942

                         TABLE OF CONTENTS

                                                                            Page
PART I. - FINANCIAL INFORMATION

          Item 1.   Financial Statements (unaudited):
                    Consolidated Balance Sheet.................................
                    Consolidated Statement of Operations.......................
                    Consolidated Statement of Cash Flows.......................
                    Condensed Notes to Consolidated Financial Statements.......

          Item 2.   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...............................

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

          Item 4.   Controls and Procedures....................................

PART II. - OTHER INFORMATION

          Item 1.   Legal Proceedings..........................................
          Item 2.   Unregistered Sales of Equity Security and Use of Proceeds..
          Item 6.   Exhibits...................................................
          Signatures...........................................................

APPENDIX A - GLOSSARY OF DEFINED TERMS.........................................

                     MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET
       (In millions of dollars, except share information)

                                                                                         September 30,    December 31,
                                                                                             2005             2004
                                                                                         ---------------------------
                                                                                                (Unaudited)

Assets
Current assets:
  Cash and cash equivalents                                                              $      91.6   $      18.3
  Restricted cash, marketable securities and other short-term investments ($29.7
    and $28.2, restricted, respectively)                                                       113.7         134.8
  Trade and other receivables, net of allowance of $0.7 and $0.6, respectively                  14.7          16.5
  Inventories:
    Lumber                                                                                       7.5          17.0
    Logs                                                                                        21.4           7.2
  Real estate and other assets held for sale                                                    17.8          21.1
  Prepaid expenses and other current assets                                                     16.7          16.6
                                                                                         ---------------------------
      Total current assets                                                                     283.4         231.5

Property, plant and equipment, net of accumulated depreciation of $200.5 and
  $183.4, respectively                                                                         364.2         370.2
Timber and timberlands, net of accumulated depletion of $224.3 and $218.6,
  respectively                                                                                 209.8         213.6
Real estate                                                                                     51.2          52.5
Deferred income taxes                                                                           95.1          94.8
Restricted cash, marketable securities and other investments ($5.9 and $15.6,
  restricted, respectively                                                                      11.0          15.6
Intangible assets                                                                                3.1           3.8
Long-term receivables and other assets                                                          26.4          33.2
                                                                                         ---------------------------
                                                                                         $   1,044.2   $   1,015.2
                                                                                         ===========================
Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable                                                                       $      14.4  $       14.4
  Accrued interest                                                                              12.7          24.9
  Other accrued liabilities                                                                     58.3          39.9
  Short-term borrowings and current maturities of long-term debt                                84.1          51.4
                                                                                         ---------------------------
       Total current liabilities                                                               169.5         130.6
Long-term debt, less current maturities                                                        925.6         912.0
Accrued pension and other postretirement benefits                                               44.8          41.8
Losses in excess of investment in Kaiser                                                       516.2         516.2
Other noncurrent liabilities                                                                    65.0          71.7
                                                                                         ---------------------------
       Total liabilities                                                                     1,721.1       1,672.3
                                                                                         ---------------------------

Commitments and contingencies (see Note 8)

Stockholders' deficit:
  Preferred stock, $0.50 par value; $0.75 liquidation  preference;  2,500,000
       shares  authorized;   Class  A  $0.05   Non-Cumulative   Participating
       Convertible  Preferred  Stock;  668,964  and  669,019  shares  issued,
       respectively; 668,119 and 668,174 shares outstanding, respectively                        0.3           0.3

   Common  stock,   $0.50  par  value;   13,000,000  shares   authorized;
        10,063,359   shares  issued;   5,967,942  and  5,976,487   shares
        outstanding, respectively                                                                5.0           5.0
   Additional capital                                                                          225.3         225.3
   Accumulated deficit                                                                        (685.9)       (666.4)
   Accumulated other comprehensive loss                                                        (96.7)        (96.6)

   Treasury  stock,  at cost  (shares  held:  preferred  - 845;  common -
        4,095,417 and 4,086,872, respectively)                                                (124.9)       (124.7)
                                                                                         ---------------------------
        Total stockholders' deficit                                                           (676.9)       (657.1)
                                                                                         ---------------------------
                                                                                         $   1,044.2   $    1,015.2
                                                                                         ===========================

      The accompanying notes are an integral part of these financial statements.

                  MAXXAM INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
    (In millions of dollars, except per share information)

                                                                    Three Months Ended         Nine Months Ended
                                                                      September 30,              September 30,
                                                                 ------------------------- -------------------------
                                                                      2005         2004         2005        2004
                                                                 ------------ ------------ ------------- -----------
                                                                                     (Unaudited)
Net sales:
  Forest products                                                $    42.6    $    49.6    $    136.8  $    149.2
  Real estate                                                         52.3         20.3         105.2        55.1
  Racing                                                              10.9         11.6          34.0        38.6
                                                                 ------------ ------------  ---------- ------------
                                                                     105.8         81.5         276.0       242.9
                                                                 ------------ ------------  ---------- ------------
Costs and expenses:
  Cost of sales and operations:
    Forest products                                                   33.0         36.9         111.9       109.7
    Real estate                                                       12.9          8.5          29.3        20.0
    Racing                                                             9.7         10.0          29.3        32.2
  Selling, general and administrative expenses                        22.2         19.1          50.5        53.6
  Gain on sales of timberlands and other assets                          -         (0.2)         (0.1)       (0.2)
  Depreciation, depletion and amortization                             8.3          8.7          26.1        26.6
                                                                 ------------ ------------ ---------- ------------
                                                                      86.1         83.0         247.0       241.9
                                                                 ------------ ------------ ---------- ------------
Operating income (loss):
  Forest products                                                     (2.1)         1.0          (8.0)        3.2
  Real estate                                                         30.7          3.2          48.4        10.3
  Racing                                                              (1.8)        (1.5)         (2.9)       (1.7)
  Corporate                                                           (7.1)        (4.2)         (8.5)      (10.8)
                                                                 ------------ ------------ ---------- ------------
                                                                      19.7         (1.5)         29.0         1.0
Other income (expense):
  Investment and interest income (loss)                                4.3         (0.3)          9.6         5.3
  Other income (expense)                                              (0.2)         0.3             -         3.7
  Interest expense                                                   (18.9)       (18.0)        (55.0)      (54.0)
  Amortization of deferred financing costs                            (0.6)        (0.6)         (3.1)       (1.7)
                                                                 ------------ ------------ ----------- -----------
Income (loss) before income taxes                                      4.3        (20.1)        (19.5)      (45.7)
Income tax expense                                                       -         (0.1)            -        (0.1)
                                                                 ------------ ------------ ----------- -----------
Net income (loss)                                                $     4.3    $   (20.2)   $    (19.5) $    (45.8)
                                                                 ============ ============ =========== ===========
Basic income (loss) per common and common equivalent share       $    0.72    $   (3.37)   $    (3.26) $    (7.66)
                                                                 ============ ============ =========== ===========
Diluted income (loss) per common and common equivalent share     $    0.62    $   (3.37)   $    (3.26) $    (7.66)
                                                                 ============ ============ =========== ===========

      The accompanying notes are an integral part of these financial statements.

                    MAXXAM INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In millions of dollars)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                          --------------------------
                                                                                              2005         2004
                                                                                          ------------ -------------
                                                                                                 (Unaudited)

Cash flows from operating activities:
  Net loss                                                                             $      (19.5)   $   (45.8)
  Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
    Depreciation, depletion and amortization                                                   26.1         26.6
    Non-cash stock-based compensation expense                                                   0.3          2.3
    Net losses (gains) from marketable securities and other investments                        (4.6)         0.7
    Equity in loss (earnings) of unconsolidated affiliates, net of dividends                    0.7         (0.3)
    Amortization of deferred financing costs and discounts on long-term debt                    3.1          1.7
    Increase (decrease) in cash resulting from changes in:
       Reserve for environmental remediation                                                      -          1.9
       Receivables                                                                              3.0          1.1
       Inventories                                                                             (3.3)        (1.8)
       Prepaid expenses and other assets                                                       (0.1)         0.4
       Accounts payable                                                                           -          0.1
       Other accrued liabilities                                                               15.6          4.4
       Accrued interest                                                                       (12.2)       (14.2)
       Long-term assets and long-term liabilities                                               6.4          7.4
       Other, net                                                                              (0.7)         0.9
                                                                                          ------------ -------------
        Net cash provided by (used for) operating activities                                   14.8        (14.6)
                                                                                          ------------ -------------

Cash flows from investing activities:
  Net proceeds from the disposition of property and investments                                 0.1          0.2
  Net proceeds from the sale of marketable securities and other investments                    26.9         21.3
  Net proceeds from restricted cash                                                             8.4         13.2
  Capital expenditures                                                                        (16.2)       (27.3)
  Return of investment in joint venture                                                         0.5            -
  Other, net                                                                                    0.1          0.3
                                                                                          ------------ -------------
        Net cash provided by investing activities                                              19.8          7.7
                                                                                          ------------ -------------

Cash flows from financing activities:
  Proceeds from issuances of long-term debt                                                    38.0          3.1
  Redemptions and repurchases of, and principal payments on, long-term debt                   (21.5)       (37.2)
  Borrowings under revolving and short-term credit facilities                                  25.5         42.6
  Debt issuance costs                                                                          (3.1)        (0.8)
  Treasury stock purchases                                                                     (0.2)           -
                                                                                          ------------  ------------
        Net cash provided by financing activities                                              38.7          7.7
                                                                                          ------------  ------------

Net increase in cash and cash equivalents                                                      73.3          0.8
Cash and cash equivalents at beginning of the period                                           18.3          9.8
                                                                                          ------------ -------------
Cash and cash equivalents at end of the period                                            $    91.6    $    10.6
                                                                                          ============ =============

Supplemental disclosure of non-cash investing and financial activities:
  Repurchases of debt using restricted cash                                               $       -    $     4.8

Supplemental disclosure of cash flow information:
  Interest paid, net of capitalized interest                                              $    67.2    $    68.3

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
All references to specific entities refer to the respective  companies and their subsidiaries,  unless otherwise  specified or the context  indicates  otherwise.
Accounting  measurements at interim dates inherently involve greater reliance on estimates  than at year end. The results of operations  for the interim  periods presented are not  necessarily  indicative of the results to be expected for the entire year.

     The  consolidated  financial  statements  included  herein  are  unaudited;
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial  position of the  Company at  September  30,  2005,  the  consolidated results of operations for the three and nine months ended September 30, 2005 and
2004, and the  consolidated  cash flows for the nine months ended  September 30,
2005 and 2004.

     Financial Difficulties of Certain Forest Products Entities

     Regulatory and  environmental  matters as well as legal actions have played and are expected to continue to play a significant  role in the Company's forest products  operations.  Scotia  LLC  has  previously  experienced  delays  in the approval  of its THPs as the  result of  regulatory  compliance  and  litigation challenges,  and expects these  difficulties to persist.  Moreover,  the Company
expects  a  recurrence  of  the  additional   delays  that  have  recently  been
experienced  in  harvesting  on  previously-approved   THPs  due  to  regulatory
oversight by the North Coast Water Board (see below). The foregoing matters have in the past adversely  affected timber harvest levels and timber  harvesting and other costs; these effects are expected to continue.

     The North  Coast  Water  Board is  requiring  Palco and Scotia LLC to apply various waste discharge  reporting,  mitigation and erosion control requirements in respect of timber harvesting activities in several watersheds,  and is likely to impose  additional  measures  in the  future.  The North Coast Water Board in
December 2003 directed its staff to formulate  WWDRs for the  Freshwater and Elk
River watersheds on the Scotia LLC Timberlands.  As harvesting activities on the
Scotia LLC Timberlands  cannot readily be moved between watersheds due to, among other things,  historic harvest patterns,  adjacency  restrictions,  and the age classes of trees,  development  of WWDRs and the other matters  described in the
"Forest  Products  Operations--Water  Quality" section of Note 8 are expected to result in reduced  harvest in the  future.  The staff of the North  Coast  Water
Board  has  circulated  for  public  review  and  comment  draft  WWDRs  for the
Freshwater and Elk River watersheds.  If these draft WWDRs are approved in their current form, there would likely be a significant  adverse impact on current and future harvest levels.

     As WWDRs had not been formulated, the North Coast Water Board for some time
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
had the effect of  disallowing  further  harvesting on the additional 25% of the
CDF Harvest Limit approved by the North Coast Water Board on March 16, 2005. The
State  Water  Board's  decision  also  has the  effect  of  disallowing  further harvesting  in the  Freshwater  and Elk River  watersheds  until WWDRs for these watersheds  are adopted by the North Coast Water  Board.  Palco has appealed the
State Water  Board's June 16,  2005,  decision in a  California  state court.  A hearing on the appeal has not yet been scheduled.

     On September 2, 2005, the North Coast Water Board set hearings on the draft
WWDRs for September 14 and 15, 2005. On September 9, 2005,  Palco and Scotia LLC
filed a petition in California  state court seeking an order  mandating that the
North Coast Water Board not take any further action on the proposed  WWDRs.  The petition alleges defects in the proposed WWDRs and the North Coast Water Board's hearing procedures.  Palco and Scotia LLC also requested a temporary restraining order and  preliminary  injunction  to prevent  the North Coast Water Board from taking  any  further  action  until  their  petition  is  heard.  The  temporary restraining  order  was  granted  and  the  preliminary  injunction  hearing  is scheduled for November 9, 2005.

     The  unreleased  and  disallowed  THPs  in the  Freshwater  and  Elk  River watersheds  represented  a  significant  portion  of the  harvest  that had been planned for the first nine months of 2005. The ongoing regulatory, environmental and  litigation  matters  faced by Palco  and  Scotia  LLC,  exacerbated  by the developments  described in the previous  paragraph,  have  materially  adversely impacted the cash flows of both Palco and Scotia LLC. Furthermore,  it is likely that additional  delays in the development of the Freshwater and Elk River WWDRs will occur. Should the Freshwater-Elk River WWDRs not be approved during 2005 or in the first few months of 2006, or be approved with additional  restrictions on harvest,  there could be a material  adverse  impact on Palco's and Scotia LLC's future cash flows from operations.

     As previously  announced,  the  estimates of Scotia LLC indicated  that its cash  flows  from  operations,  together  with the Scotia LLC Line of Credit and other available funds, would likely be inadequate to pay all of the interest due on the July 20, 2005,  payment date for the Timber Notes.  As the July 20, 2005, payment date  approached,  it became  apparent that Scotia LLC's estimates would prove  correct  and that the cash  shortfall  as of the  payment  date  would be approximately  $2.2 million.  Based upon a review of its alternatives  under the circumstances,  consultation  with its own legal  and  financial  advisors,  and consideration  of the status of discussions with the advisors of the Noteholders
Committee,  Scotia LLC requested that Palco make an early payment,  equal to the shortfall,  in respect of certain  logs that had already  been  delivered to and purchased by Palco from Scotia LLC.  Palco  approved and delivered the early log payment,  which allowed Scotia LLC to fund the July 20, 2005, cash shortfall and pay all of the $27.9 million of interest due ($25.9  million net of interest due in respect of Timber Notes held by Scotia LLC).

     Scotia LLC's ability to pay all of the $27.7 million of interest due ($25.8 million  net of interest  due in respect of Timber  Notes held by Scotia LLC) on the January 20,  2006,  payment  date will depend upon many  factors,  including
Scotia  LLC's  harvest  levels  for the  remainder  of  2005,  cash  flows  from operations  through the January 20, 2006,  payment date  together with access to the Scotia LLC Line of Credit.  At September 30, 2005, the maximum  availability under  the  Scotia  LLC  Line  of  Credit  was  $55.4  million,  and  borrowings outstanding  were $49.5 million.  There can be no assurance that Scotia LLC will have sufficient liquidity to make this interest payment.

     In March 2005,  UBS agreed to assist  Scotia LLC in seeking to  restructure its  obligations  with respect to the  outstanding  Timber Notes.  In June 2005,
Scotia LLC agreed to be responsible for certain  payments and other  obligations of the  Noteholder  Committee  relating  to their legal  counsel  and  financial advisors.  On September  23, 2005,  Scotia LLC  terminated  its  agreement to be responsible for further payments, effective immediately in the case of the legal counsel and effective  October 23, 2005,  in the case of the financial  advisor.
Scotia  LLC  terminated  its  agreement  upon the  recommendation  of a  special committee of independent managers since it concluded that insufficient  progress had been made in negotiations with the Noteholder Committee and was advised that holders of less than 15% of the Timber Notes (measured by principal  amount) had agreed to  confidentiality  provisions  necessary in order to  participate  in a process intended to lead to a restructuring  agreement.  Scotia LLC continues to evaluate its liquidity  alternatives in respect of the January 20, 2006, payment date and beyond.

     Scotia LLC and UBS have conducted  extensive reviews and analyses of Scotia
LLC's assets,  operations and prospects.  As a result of these extensive reviews and analyses,  Scotia LLC's  management  has  concluded  that, in the absence of significant  regulatory  relief and  accommodations,  Scotia LLC's annual timber harvest  levels  and  cash  flows  from  operations  will  in  future  years  be substantially  below both historical  levels and the minimum levels necessary in order to allow Scotia LLC to satisfy its debt service  obligations in respect of the Timber Notes.  Scotia LLC has announced  that its projected  average  annual
harvest  level  over  the  ten-year  period   beginning  2006  is  estimated  at
approximately  100 million  board feet per year.  This  harvest  level  reflects
Scotia LLC management's most recent estimate of the cumulative impact of ongoing regulatory  limitations,  prescriptions,  and other  actions and is based upon a number of  assumptions  which may or may not prove to be accurate.  Scotia LLC's management also determined that reductions must be made to its cost structure in line with  these  anticipated  reductions  in  harvest  levels  and cash  flows.
Accordingly,  on August 30, 2005,  Scotia LLC implemented a  restructuring  plan reducing its workforce by approximately one third. To the extent that Scotia LLC
is  unable  to  restructure  its  Timber  Notes  consistent  with   management's
expectations as to future harvest levels and cash flows, or to secure additional liquidity from external  sources,  the Company  expects that Scotia LLC, and, as may be required,  Palco, will be forced to take extraordinary actions, which may include: further reducing expenditures by laying off employees and shutting down various  operations;  seeking  other  sources of  liquidity,  such as from asset sales; and seeking protection by filing under the Bankruptcy Code.

     As of December 31, 2004 and March 31, 2005,  Palco was in default under the
Palco Credit Agreement and obtained limited waivers of the default through April
22, 2005. On April 19, 2005, Palco and Britt, as Borrowers, closed the Revolving
Credit Facility and the Term Loan. The Term Loan was fully funded at closing and the Borrowers used  approximately  $10.8 million of the funds from the Term Loan to pay off amounts  previously  borrowed  under the Palco Credit  Agreement  and
terminated  that  facility.   As  of  September  30,  2005,  $34.8  million  was
outstanding  under the Term Loan and $12.1  million  was  outstanding  under the
Revolving  Credit  Facility.  Palco estimates that its cash flow from operations will not provide  sufficient  liquidity to fund its operations  until the fourth quarter  of 2006.  Accordingly,  Palco  expects  to be  dependent  on the  funds available under the Revolving Credit Facility,  and expects additional liquidity will be needed,  to fund its working capital and other cash requirements in 2005 and 2006.  The  Revolving  Credit  Facility  and Term Loan are each secured by a security  interest in the stock of Palco and  substantially all of the assets of the Borrowers  (other than Palco's equity interest in Scotia LLC). Both the Term
Loan and the Revolving  Credit Facility have  provisions  requiring that the net cash  proceeds of specified  asset sales be used to prepay  amounts  outstanding under the loans.

     As of September 30, 2005,  borrowings  under the Revolving  Credit Facility were limited to the sum of 85% of Palco and Britt's eligible accounts  receivable
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
Accordingly,  the  availability  of these funds is largely  dependent on Palco's ability to harvest  adequate  timber from the Scotia LLC  Timberlands and reduce operating costs. Available resources to fund Palco's and Britt's operating needs at September 30, 2005, were $8.0 million,  comprised of the maximum availability under the Revolving  Credit Facility of $7.7 million and  unrestricted  cash and marketable securities of $0.3 million.

     Subsequent  to September  30, 2005,  Palco  borrowed the maximum  available under the Revolving  Credit Facility and on October 26, 2005,  Palco,  Britt and
certain of their affiliates  entered into the Omnibus  Amendment,  which amended the Term  Loan  and the  Revolving  Credit  Facility  to,  among  other  things, temporarily  increase the amount of the  Revolving  Credit  Facility  from $30.0 million to $35.0 million and temporarily increase the advance rate applicable to the Borrowers'  inventory from 75% to 80%. The increase in the inventory advance rate is  subject  to  satisfactory  inventory  appraisals  and the amount of the increase in such advances is capped at $1.5 million.  The increase in the amount of the Revolving Credit Facility and the increase in the inventory  advance rate will be  gradually  phased  out in  January  through  March  2006.  The  Omnibus
Amendment also revises  financial  covenants  applicable to the Revolving Credit
Facility and the Term Loan.  MGI  furnished  cash  collateral of $2.0 million as additional  security for the Borrowers'  obligations  under the Revolving Credit
Facility and the Term Loan Facility.  This cash  collateral  will be released on
April 1, 2006,  so long as the Borrowers  have  achieved  earnings and borrowing availability targets to be determined by the Lenders.

     Palco's available cash resources,  including proceeds from and availability under the Term Loan and Revolving  Credit Facility have been primarily  utilized during the first nine months of 2005 in the following  areas:  (i) $10.8 million was  used  to pay  off  amounts  previously  borrowed  under  the  Palco  Credit
Agreement;   (ii)   approximately  $  6.2  million  was  used  to  fund  capital
expenditures  related  to  Palco's  new  state-of-the-art   sawmill  in  Scotia,
California;  (iii) $9.9 million was used as collateral to secure Palco's workers compensation  liabilities;  (iv) $13.5  million was used to build log  inventory levels;  and (v) the  remainder was used to pay advisor fees and to fund working capital shortfalls. Palco's ability to generate sufficient liquidity to fund its short term  liquidity  needs will depend upon many  factors,  including  Palco's ability to achieve planned production rates at its new sawmill. While production levels at the new  sawmill  continue  to  improve,  the new  sawmill  is not yet operating at planned capacity and is not expected to achieve planned  production rates for the  remainder  of 2005.  Accordingly,  additional  liquidity  will be needed at Palco to fund working capital requirements in 2005 and 2006, but there can be no assurance that Palco will be able to secure additional  liquidity.  In the event that Palco were unable to secure the necessary liquidity,  it would be forced to take  extraordinary  actions,  which  may  include:  further  reducing expenditures  by laying off employees and shutting down various  operations  and seeking protection by filing under the Bankruptcy Code.

     On April 21,  2005,  Moody's  lowered  its  ratings on the Class A-1 Timber
Notes  from Baa2 to Ba3;  the Class A-2  Timber  Notes  from Baa3 to B1; and the
Class A-3 Timber Notes from Bal to B1. On June 20, 2005, Moody's further lowered its ratings on all classes of the Timber  Notes to Caal.  S&P  announced  on
April 7, 2005,  that it had lowered  Palco's credit rating to CCC- (which rating it affirmed on April 28, 2005). As a result of the S&P credit rating actions related to Palco,  Palco was  required to post a $9.9  million  letter of credit with the State of  California  to secure its workers  compensation  liabilities, which reduced  Palco's  availability  under the Revolving  Credit  Facility by a corresponding  amount.  See Note 4 for further  discussion of availability under
Palco's debt facilities.

     The liquidity issues being experienced by Scotia LLC and Palco could result in claims against and have adverse  impacts on MAXXAM  Parent,  MGHI and/or MGI.
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

     In the event of a failure to pay  interest on the Timber Notes in full when due, the Trustee under the Timber Notes Indenture or the holders of at least 25%
of the aggregate  outstanding principal amount of the Timber Notes may cause all principal,  interest  and other  amounts  related to the Timber  Notes to become immediately due and payable. Also, in the event of a failure by Palco to perform its covenants or agreements under the Master Purchase  Agreement or the Services
Agreement,  which failure continues for 30 days after notice from the Trustee or the  holders of 25% or more of the  outstanding  principal  amount of the Timber
Notes, the holders of a majority of the aggregate  outstanding  principal amount of the Timber Notes may cause all principal,  interest and other amounts related to the Timber Notes to become  immediately due and payable.  In the event of any such  acceleration,  the agent  under  the  Scotia  LLC Line of Credit  may also accelerate the advances then outstanding  thereunder.  If such  accelerations of the Timber Notes and/or advances under the Scotia LLC Line of Credit occur,  the
Trustee may exercise all rights  under the Timber  Notes  Indenture  and related security  documents,  including applying funds to pay accelerated  amounts,  and selling  the  Scotia LLC  Timberlands  and other  assets and using the  proceeds thereof to pay  accelerated  amounts.  In the event that Scotia LLC were to seek protection  by filing  under the  Bankruptcy  Code,  all amounts  related to the
Timber Notes would  become  immediately  due and payable  under the Timber Notes
Indenture  and all  advances  under  the  Scotia  LLC  Line of  Credit  could be accelerated.  If Palco were to seek  protection  by filing under the  Bankruptcy
Code,  all amounts  related to Palco's Term Loan and Revolving  Credit  Facility would become  immediately due and payable.  The foregoing rights of the Trustee,
Noteholders,  and Palco's  lenders,  are subject to the rights of Scotia LLC and
Palco, respectively, under the Bankruptcy Code.

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

     Under generally accepted accounting principles,  consolidation is generally required for investments of more than 50% of the outstanding  voting stock of an investee,  except when  control is not held by the majority  owner.  Under these rules,  legal  reorganization  or  bankruptcy  represent  conditions  which  can preclude  consolidation  in instances  where control  rests with the  bankruptcy court,  rather than the majority  owner.  As discussed  above,  Palco and Scotia
LLC's cash flows have been  adversely  impacted  by  difficulties  in  obtaining approval of Scotia  LLC's THPs.  If Scotia LLC is unable to make its future debt payments or were  Palco's  liquidity  problems  worsen,  one of the actions that would be considered is seeking protection by filing for bankruptcy. Were this to occur, the financial results of the subsidiaries which file for bankruptcy would likely be  deconsolidated  on the date of such  filing,  and the  Company  would likely begin  reporting  its  investments  in such  subsidiaries  using the cost method.  If Palco and/or Scotia LLC were among the  subsidiaries  that filed for bankruptcy,  the resulting impact on the Company's financial statements would be significant.

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

                                                                               Three Months         Nine Months
                                                                                    Ended             Ended
                                                                            September 30, 2005   September 30, 2005
                                                                            ------------------- -------------------
Revenues                                                                   $         63.1       $        139.2
Costs and expenses                                                                  (41.3)              (102.1)
                                                                           -------------------- -------------------
Operating income                                                                     21.8                 37.1
MAXXAM's equity in MGI's losses                                                     (16.0)               (50.4)
Other expenses - net                                                                 (1.5)                (6.2)
Income tax benefit                                                                      -                    -
                                                                           -------------------- -------------------
Net income (loss)                                                          $          4.3        $       (19.5)
                                                                           ==================== ===================

                                                                                                          As of
                                                                                                        September
                                                                                                         30, 2005
                                                                                                     ---------------
Current assets                                                                                              199.0
Property, plant and equipment (net)                                                                         246.6
Other assets                                                                                                166.5
                                                                                                     ---------------
      Total assets                                                                                   $      612.1
                                                                                                     ===============
Current liabilities                                                                                          59.4
Long-term debt, less current maturities                                                                     221.5
Other liabilities                                                                                            68.8
Losses recognized in excess of investment in MGI and certain intercompany items                             423.1
Losses recognized in excess of investment in Kaiser                                                         516.2
                                                                                                     ---------------
      Total liabilities                                                                                   1,289.0
Stockholders' deficit                                                                                      (676.9)
                                                                                                     ---------------
      Total liabilities and stockholders' deficit                                                    $      612.1
                                                                                                     ===============

     In the event that MGI and /or any of it  subsidiaries  file for bankruptcy, the Company  believes that it is not probable that it would be obligated to fund losses related to its investment in such  subsidiaries,  except as it relates to certain pension funding obligations and potential future tax payments,  as noted
above.

     Deconsolidation of Kaiser
     On February  12,  2002,  Kaiser and certain of its  subsidiaries  filed for reorganization under Chapter 11 of the Bankruptcy Code. As a result, the Company discontinued  consolidating  Kaiser's  financial results beginning  February 12,
2002, and began reporting its investment in Kaiser using the cost method,  under which the  investment is reflected as a single  amount on the Company's  balance sheet of $(516.2)  million and the  recording  of earnings or losses from Kaiser was discontinued after February 11, 2002.

     Through  February  11,  2002,  under  generally   accepted   principles  of
consolidation,  the Company had recognized losses in excess of its investment in
Kaiser of $516.2 million.  Since Kaiser's results are no longer consolidated and the Company  believes  that it is not probable that it will be obligated to fund losses  related  to its  investment  in Kaiser,  any  adjustments  reflected  in
Kaiser's financial  statements  subsequent to February 12, 2002 (relating to the recoverability  and  classification of recorded asset amounts and classification of  liabilities  or the effects on existing  stockholders'  deficit,  as well as adjustments made to Kaiser's  financial  information for loss  contingencies and other matters), are not expected to affect the Company's financial results.

     The Company  expects it will  consider  reversal of its losses in excess of its investment in Kaiser when either: (i) Kaiser's bankruptcy is resolved (which is  expected  to occur in the  first  quarter  of 2006)  and the  amount  of the
Company's  remaining  investment  in Kaiser is  determined,  or (ii) the Company disposes of its shares of Kaiser common stock.  Accordingly,  these consolidated
financial   statements   do  not   reflect  any   adjustments   related  to  the
deconsolidation  of Kaiser other than  presenting  the  Company's  investment in
Kaiser using the cost method.  When either of the events described above occurs, the  Company  will  re-evaluate  the  appropriate  accounting  treatment  of its investment in Kaiser based upon the facts and  circumstances at such time. It is likely that the Company's  ownership  interest in Kaiser will be  cancelled.  In this regard,  see Note 7 for  information  regarding the filing by Kaiser of its plan of  reorganization,  which provides for the cancellation of Kaiser's equity interests without consideration.  In the event of such cancellation, the Company expects  that it will  reverse  the  $516.2  million  of losses in excess of its investment in Kaiser, net of accumulated other  comprehensive  losses related to
Kaiser, and recognize the entire amount,  including the related tax effects,  in income for the  period.  Although  the  Company  does not expect that it will be obligated to fund losses in Kaiser,  the amount of the reversal would be reduced by any losses which the Company estimates it would be obligated to fund.

     Use of Estimates and Assumptions
     The  preparation  of financial  statements  in accordance  with  accounting principles  generally  accepted in the United States of America requires the use of estimates and assumptions  that affect (i) the reported amounts of assets and liabilities,  (ii) the disclosure of contingent  assets and liabilities known to exist as of the date the  financial  statements  are  published,  and  (iii) the
reported  amount  of  revenues  and  expenses   recognized  during  each  period
presented.  The  Company  reviews  all  significant  estimates  and  assumptions affecting its consolidated financial statements on a recurring basis and records the  effect  of any  necessary  adjustments  prior to  filing  the  consolidated financial statements with the SEC. Adjustments made to estimates often relate to improved  information  not previously  available.  Uncertainties  regarding such estimates and the related  assumptions  are inherent in the  preparation  of the
Company's consolidated financial statements;  accordingly,  actual results could differ from these estimates.

     Risks and  uncertainties  are inherent with respect to the ultimate outcome of the  matters  discussed  in Note  8.  The  results  of a  resolution  of such uncertainties  could  have  a  material  effect  on the  Company's  consolidated
financial   position,   results  of  operations   or  liquidity.   In  addition,
uncertainties  related to the  projection of future  taxable income could affect the  realization  of the  Company's  deferred  tax assets.  Estimates  of future benefit payments used to measure the Company's pension and other  postretirement benefit  obligations  are  subject  to a  number  of  assumptions  about  future experience,  as are the estimated  future cash flows projected in the evaluation of long-lived assets for possible  impairment.  To the extent there are material differences  between these estimates and  assumptions  and actual  results,  the
Company's financial statements or liquidity could be materially affected.

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

2.   New Accounting Standards

     Postretirement Medical Costs
     In May 2004, the FASB issued FSP FAS 106-2 related to the Prescription Drug
Act. FSP FAS 106-2 applies only to sponsors of  single-employer  defined benefit postretirement  health  care  plans in  instances  where  (i) the  employer  has concluded that  prescription  drug benefits  available under the plan to some or all participants,  for some or all future years, are "actuarially equivalent" to
Medicare  Part D and thus qualify for the subsidy  provided by the  Prescription
Drug Act,  and (ii) the expected  subsidy  will offset or reduce the  employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based.  FSP FAS 106-2  provides  guidance on the accounting for  the  effects  of  the  Prescription  Drug  Act on a  company's  accumulated
postretirement  benefit  obligation.   In  addition,  FSP  FAS  106-2  addresses
accounting  for  plan  amendments  and  requires  certain  financial   statement
disclosures regarding the Prescription Drug Act and its effects.

     FSP FAS 106-2 was effective for the first interim  period  beginning  after
June 15, 2004. The Company believes that the benefits  provided by the Company's postretirement  medical  plan are  actuarially  equivalent  to Medicare  Part D;
however,  based on the  proposed  regulations  issued to date and the  Company's understanding of the  Prescription  Drug Act, the Company is uncertain as to the potential  future  subsidies which may be realized under the  Prescription  Drug
Act. Therefore,  measures of the accumulated  postretirement  benefit obligation and net  periodic  benefit  cost  included  herein  do not  reflect  any  amount associated with potential  subsidies under the Prescription  Drug Act. While the
Company  continues to evaluate the impact of FSP FAS 106-2, the Company does not believe  that  it  will  have  a  material  impact  on the  Company's  financial condition, results of operations, or liquidity.

     Accounting for Stock Options
     In December 2004, the FASB issued SFAS No.  123(r),  Share Based  Payments.
SFAS No. 123(r) will require  compensation costs related to share-based payments to be determined by the fair value of the equity or liability instruments issued on the grant date. In addition,  such awards will be remeasured  each  reporting period.  Compensation  cost will be recognized  over the period that an employee provides  service in exchange for the award.  SFAS No. 123(r) also requires that for the portion of  outstanding  awards for which the requisite  service has not yet been  rendered,  compensation  cost will be  recognized  as of the  required effective  date,  January 1, 2006,  based on the grant-date  fair value of those awards.  SFAS No.  123(r)  applies  to all  awards  granted  after the  required effective date. The Company  continues to evaluate the effects of this Statement on its financial condition, results of operations, or liquidity. Inventory Costs
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of
ARB No. 43,  Chapter 4. SFAS No. 151  clarifies  that  abnormal  amounts of idle facility expense,  freight, handling cost and wasted materials (spoilage) should be recognized as  current-period  charges,  and requires the allocation of fixed production  overhead to inventory based on the normal capacity of the production facilities.  The effective  date of the new Statement for the Company is January
1, 2006.  Management  does not expect the  adoption of this  Statement to have a material impact on the Company's financial condition,  results of operations, or liquidity.

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

                                                                 Reportable Segments
                                                              ----------------------------
                                                             Forest     Real                      Consolidated
                                                             Products   Estate  Racing  Corporate      Total
                                                             ---------- ------ -------- --------- ------------
Depreciation, depletion and amortization for the three
months ended:
  September 30, 2005                                         $   4.3    $   3.6 $   0.4   $   -     $     8.3
  September 30, 2004                                             4.8        3.5     0.4       -           8.7

Depreciation, depletion and amortization for the nine months ended:
  September 30, 2005                                            14.1       10.7     1.2      0.1         26.1
  September 30, 2004                                            14.8       10.5     1.3       -          26.6

Total assets as of:
  September 30, 2005                                           432.1      372.7    33.7    205.7      1,044.2
  December 31, 2004                                            440.0      338.2    33.2    203.8      1,015.2

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
Management is  considering  alternative  uses for the  properties  and remaining equipment,  including sales to third parties,  and future write-downs of certain assets may be required if the net book value (less sales costs) of the remaining assets  exceeds their  estimated  realizable  values.  As a result of closure of these mills,  Palco  incurred  and  recognized  $1.4 million of severance  costs during the nine months  ended  September  30, 2004 and $0.7 million of severance costs during the nine months ended September 2005.

     In April 2005,  deferred  loan costs of $1.3  million  related to the Palco
Credit  Agreement were written off and loan costs of $2.3 million related to the
Revolving Credit Facility and the Term Loan were capitalized.

     Real Estate
     During the third  quarter of 2005,  PDMPI  completed a  significant  parcel sale; this  transaction  represented  more than 50% of the real estate segment's revenues for the third quarter of 2005.

     Other Items not Directly Related to Industry Segments
     In the three months ended September 30, 2005, the Company recognized a $4.1 million charge related to changes in stock-based  compensation  expense. For the nine months  ended  September  30,  2005,  this  charge was largely  offset by a benefit of $3.8 million  recognized  during the first six months of 2005.  Stock based  compensation  expense is  adjusted as the market  value of the  Company's
Common Stock changes.

4.   Debt

     Palco As of  December  31,  2004 and March 31,  2005,  Palco was in default under the Palco Credit  Agreement  and obtained  limited  waivers of the default through April 22, 2005. On April 19, 2005, Palco and Britt, as Borrowers, closed the Revolving  Credit Facility and the Term Loan. The Term Loan was fully funded at closing and the Borrowers used approximately  $10.8 million of the funds from the Term Loan to pay off  amounts  previously  borrowed  under the Palco  Credit
Agreement  and  terminated  that  facility.  Deferred loan costs of $1.3 million related to the Palco  Credit  Agreement  were written off in April 2005 and loan costs of $2.3 million related to the Revolving Credit Facility and the Term Loan were  capitalized  and,  beginning in April 2005, are being  amortized using the effective  interest  rate method.  As of September  30, 2005,  $34.8 million was outstanding  under the Term Loan and $12.1  million  was  outstanding  under the
Revolving  Credit  Facility.  Palco estimates that its cash flow from operations will not provide  sufficient  liquidity to fund its operations  until the fourth quarter  of 2006.  Accordingly,  Palco  expects  to be  dependent  on the  funds available under the Revolving Credit Facility,  and expects additional liquidity will be needed,  to fund its working capital and other cash requirements in 2005 and 2006.

     As of September 30, 2005,  borrowings  under the Revolving  Credit Facility were limited to the sum of 85% of Palco and Britt's eligible accounts  receivable plus  75% of their  eligible  inventories  (up to a  maximum  of $30.0  million, subject to limitations such as the ability of the lender to establish reasonable reserves).  Loans under the  Revolving  Credit  Facility bear  interest,  at the
Borrowers'  option,  at the rate of LIBOR plus 2.25% or prime  plus  0.50%.  The
Revolving  Credit  Facility  matures  on April 19,  2010.  The Term  Loan  bears interest,  at the Borrowers'  option, at the rate of LIBOR plus 6% or prime plus
5%. The Term Loan is repayable in quarterly  installments of $87,500 each, which began on June 1, 2005. A balloon payment of the remaining  principal  balance is due on April 19,  2010.  Both the Term Loan and the  Revolving  Credit  Facility
contain EBITDA maintenance covenants that, if not met, could trigger a mandatory prepayment of outstanding borrowings.  The operating cash flow estimates used to
establish  the  EBITDA  maintenance   covenants  are  subject  to  a  number  of
assumptions  about future  operating  cash flow and actual  results could differ from these  estimates.  Accordingly,  the availability of these funds is largely dependent  on Palco's  ability to harvest  adequate  timber  from the Scotia LLC
Timberlands and reduce operating costs.  Available resources to fund Palco's and
Britt's  operating needs at September 30, 2005, were $8.0 million,  comprised of the maximum availability under the Revolving Credit Facility of $7.7 million and unrestricted cash and marketable securities of $0.3 million.

     Subsequent  to September  30, 2005,  Palco  borrowed the maximum  available under the Revolving  Credit Facility and on October 26, 2005,  Palco,  Britt and
certain of their affiliates  entered into the Omnibus  Amendment,  which amended the Term  Loan  and the  Revolving  Credit  Facility  to,  among  other  things, temporarily  increase the amount of the  Revolving  Credit  Facility  from $30.0 million to $35.0 million and temporarily increase the advance rate applicable to the Borrowers'  inventory from 75% to 80%. The increase in the inventory advance rate is  subject  to  satisfactory  inventory  appraisals  and the amount of the increase in such advances is capped at $1.5 million.  The increase in the amount of the Revolving Credit Facility and the increase in the inventory  advance rate will be  gradually  phased  out in  January  through  March  2006.  The  Omnibus
Amendment also revises  financial  covenants  applicable to the Revolving Credit
Facility and the Term Loan.  MGI  furnished  cash  collateral of $2.0 million as additional  security for the Borrowers'  obligations  under the Revolving Credit
Facility and the Term Loan Facility.  This cash  collateral  will be released on
April 1, 2006,  so long as the Borrowers  have  achieved  earnings and borrowing availability targets to be determined by the Lenders.

     The Revolving  Credit Facility and Term Loan are each secured by a security interest  in  the  stock  of  Palco  held  by its  immediate  parent,  MGI,  and substantially  all of the assets of the  Borrowers  (other than  Palco's  equity interest in Scotia LLC).  Both the Term Loan and the Revolving  Credit  Facility
have  provisions  requiring  that the net cash proceeds of the  specified  asset sales be used to prepay  amounts  outstanding  under the  loans.  The  Revolving
Credit Facility and the Term Loan contain  substantially  identical  restrictive covenants that limit the  Borrowers'  ability to incur debt,  grant liens,  make investments,  pay  dividends,  make  capital  expenditures  in  excess of stated
amounts, or merge or consolidate,  and require the Borrowers to maintain minimum levels of EBITDA throughout the life of the loans. The Revolving Credit Facility and the Term Loan contain  customary  events of default and  customary  remedies with respect to the occurrence of an event of default.

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

     Under the Revolving  Credit  Facility and Term Loan,  Palco is permitted to invest up to $5.0  million in Scotia  LLC. No such  investment  had been made or committed  to be made by Palco,  and there can be no  assurance  that Palco will determine or be able to make any such investment in whole or part in the future.

     On April 21,  2005,  Moody's  lowered  its  ratings on the Class A-1 Timber
Notes  from Baa2 to Ba3;  the Class A-2  Timber  Notes  from Baa3 to B1; and the
Class A-3 Timber Notes from Bal to B1. On June 20, 2005, Moody's further lowered its ratings on all classes of the Timber  Notes to Caal.  S&P  announced  on
April 7, 2005,  that it had lowered  Palco's credit rating to CCC- (which rating it affirmed on April 28, 2005). As a result of the S&P credit rating actions related to Palco,  Palco was  required to post a $9.9  million  letter of credit with the State of  California  to secure its workers  compensation  liabilities, which reduced  Palco's  availability  under the Revolving  Credit  Facility by a corresponding amount.

     Scotia LLC
     The Scotia LLC Line of Credit  allows Scotia LLC to borrow up to one year's interest  due on the  Timber  Notes.  On June 20,  2003,  the Scotia LLC Line of
Credit  was  extended  to  July  7,  2006.  At or near  the  completion  of such extension,  Scotia  LLC  would  request  that the  Scotia  LLC Line of Credit be extended for an  additional  period of not less than 364 days.  If not extended,
Scotia LLC may draw upon the full amount  available.  The amount  drawn would be repayable  in 12  semiannual  installments  on each note payment date (after the payment of certain  other  items,  including  the  Aggregate  Minimum  Principal
Amortization  Amount, as defined,  then due),  commencing  approximately two and one-half  years  following  the date of the draw.  At September  30,  2005,  the maximum  availability under the Scotia LLC Line of Credit was $55.4 million, and outstanding borrowings were $49.5 million.

     On the note  payment  date in  January  2005,  Scotia  LLC  used the  funds available under the Scotia LLC Line of Credit to pay all of the $28.5 million of interest due ($26.3  million net of interest due in respect of Timber Notes held by Scotia LLC).  Scotia LLC also repaid $17.1 million of principal on the Timber
Notes (an amount  equal to Scheduled  Amortization)  using funds held in the SAR
Account.

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

5.   Income Taxes

     The Company generated income (loss) before income taxes of $4.3 million and
$(19.5)  million  for the  third  quarter  and the  first  nine  months of 2005, respectively; however, the Company has not recorded any tax provision or benefit during these  periods as the Company  anticipates  an effective tax rate of zero for the year ended  December  31,  2005.  Each  period,  the  Company  evaluates appropriate  factors in determining the realizability of the deferred tax assets attributable  to losses and  credits  generated  in that  period and those being carried forward.  These factors are discussed further in Note 9 to the Company's consolidated  financial  statements  included  in the Form  10-K.  Based on this evaluation,  the  Company  provided  valuation  allowances  with  respect to the deferred tax assets  attributable to the losses and credits generated during the nine months  ended  September  30,  2005.  These  valuation  allowances  were in addition to the valuation allowances which were provided in prior years.

6.   Employee Benefit Plans

     The components of pension and other postretirement  benefits expense are as follows (in millions):

                                           Pension          Medical/Life      Pension               Medical/Life
                                           Benefits           Benefits        Benefits                Benefits
                                       ----------------- ------------------- ------------------  -------------------
                                         Three Months Ended September 30,        Nine Months Ended September 30,
                                       ------------------------------------- ---------------------------------------
                                         2005    2004      2005      2004     2005      2004       2005      2004
                                       ----------------- --------- --------- ------------------  -------------------
Components of net periodic benefit costs:
  Service cost                         $  0.3  $  0.7    $  0.1    $  0.1    $  2.1   $  2.1     $  0.3    $  0.3
  Interest cost                           1.4     1.4       0.2       0.2       4.2      4.2        0.6       0.6
  Expected return on assets              (1.3)   (1.3)       -         -       (3.9)    (3.9)        -         -
  Amortization of prior service costs      -       -       (0.1)     (0.1)       -        -        (0.3)     (0.3)
  Recognized net actuarial loss           0.2      -         -         -        0.6      0.1         -         -
  Curtailment                              -       -       (0.1)       -         -        -        (0.1)     (0.1)
                                       ----------------- --------- --------- ------------------  -------------------
Net periodic benefit costs             $  0.6   $ 0.8    $  0.1   $   0.2  $    3.0   $  2.5     $  0.5    $  0.5
                                       ================= ========= ========= ==================  ===================

     The Company is  evaluating  its employee  benefit plans and changes to such plans may be implemented in 2006.

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
Bankruptcy  Court for the District of Delaware.  The plan  provides  for,  among other things,  the cancellation of the equity interests of current  stockholders without  consideration.  While the disclosure  statement and plan are subject to approval by the  Bankruptcy  Court,  the Company  expects  Kaiser to emerge from
Chapter 11 during the first quarter of 2006.  However, no assurance can be given that this will occur.

     Kaiser's  common stock is publicly  traded on the OTC Bulletin  Board under the  trading  symbol  "KLUCQ.OB."  The market  value for the  50,000,000  Kaiser
Shares, based on the price per share quoted at the close of business on November
4, 2005 was $1.7  million.  There can be no  assurance  that such value could be realized.

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

     Water Quality
     Laws and  regulations  dealing with water quality are  impacting  Palco and
Scotia LLC primarily in four areas: efforts by the EPA and the North Coast Water
Board to establish  TMDLs in  watercourses  that have been  declared to be water quality  impaired;  actions  by the North  Coast  Water  Board to  impose  waste discharge  reporting  requirements  in respect of  watersheds  on the Scotia LLC
Timberlands and, in some cases, clean-up or preventive measures;  actions by the
North Coast Water Board during the THP  approval  process  which impose  certain operational  requirements on individual THPs; and a directive of the North Coast
Water  Board to its  staff to  develop  WWDRs for the  Freshwater  and Elk River watersheds.

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

     Beginning with the 2002-2003 winter operating period,  Palco and Scotia LLC have been  required to submit  information  on sediment  discharges  and erosion control  plans to the North  Coast  Water  Board  each year in order to  conduct harvesting  activities.  After  consideration of these reports,  the North Coast
Water Board imposed requirements on Palco to implement additional mitigation and erosion control  practices during harvest  activities.  Reporting and mitigation requirements  imposed by the North Coast Water Board and CDF have  significantly increased operating costs and will in the future further increase costs or cause delays in THP approvals or harvesting on approved THPs.

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

     The  North  Coast  Water  Board in  December  2003  directed  its  staff to formulate  WWDRs for the Freshwater  and Elk River  watersheds on the Scotia LLC
Timberlands.  As  harvesting  activities  on the Scotia LLC  Timberlands  cannot readily be moved between watersheds due to, among other things, historic harvest patterns,  adjacency restrictions,  and the age classes of trees, development of
WWDRs and the other matters described in the "Forest Products  Operations--Water
Quality"  section of Note 8 are  expected  to result in  reduced  harvest in the future.  The staff of the North  Coast  Water  Board has  circulated  for public review and comment draft WWDRs for the Freshwater and Elk River  watersheds.  If these draft WWDRs are approved in their  current  form,  there would likely be a significant adverse impact on current and future harvest levels.

     As WWDRs had not been formulated, the North Coast Water Board for some time
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
had the effect of  disallowing  further  harvesting on the additional 25% of the
CDF Harvest Limit approved by the North Coast Water Board on March 16, 2005. The
State  Water  Board's  decision  also  has the  effect  of  disallowing  further harvesting  in the  Freshwater  and Elk River  watersheds  until WWDRs for these watersheds  are adopted by the North Coast Water  Board.  Palco has appealed the
State Water  Board's June 16,  2005,  decision in a  California  state court.  A hearing on the appeal has not yet been scheduled.

     On September 2, 2005, the North Coast Water Board set hearings on the draft
WWDRs for September 14 and 15, 2005. On September 9, 2005,  Palco and Scotia LLC
filed a petition in California  state court seeking an order  mandating that the
North Coast Water Board not take any further action on the proposed  WWDRs.  The petition alleges defects in the proposed WWDRs and the North Coast Water Board's hearing procedures.  Palco and Scotia LLC also requested a temporary restraining order and  preliminary  injunction  to prevent  the North Coast Water Board from taking  any  further  action  until  their  petition  is  heard.  The  temporary restraining  order  was  granted  and  the  preliminary  injunction  hearing  is scheduled for November 9, 2005.

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

     Timber Harvest  Litigation
     A California  state court has  invalidated  the SYP in connection  with two lawsuits  filed  against  Palco,  as described  below,  which  decision has been appealed.  Other pending judicial and administrative  proceedings,  as described below,  could  affect  Palco's and Scotia LLC's  ability to  implement  the HCP, implement certain approved THPs, or carry out other operations.

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
The Palco  Companies and the State of  California  have appealed the October 31,
2003  decision.  The  appeal was heard by the Court of Appeal on  September  16,
2005,  and its decision is pending.  In September  2004,  the Court  granted the plaintiffs'  request  for  reimbursement  of an  aggregate  of $5.8  million  in attorneys'  fees and other expenses  incurred in connection  with these matters.
The  Palco  Companies  and the  State of  California  have  also  appealed  this decision.

     In July 2001, the Bear Creek lawsuit was filed and later amended to add the
EPA as a defendant.  The lawsuit  alleges  that  harvesting  and other  forestry activities under certain of Scotia LLC's approved THPs will result in discharges of  pollutants  in  violation  of the CWA.  The  plaintiff  asserts that the CWA requires  the  defendants  to obtain a permit  from the North  Coast Water Board before  beginning  timber  harvesting  and road  construction  activities and is seeking to enjoin  these  activities  until such permit has been  obtained.  The plaintiff  also seeks civil  penalties  of up to $27,500 per day for the alleged continued  violation of the CWA. On October 14, 2003, in connection with certain motions that had been filed,  the Court upheld the validity of an EPA regulation which exempts  harvesting and other forestry  activities from certain  discharge requirements. Both state and federal agencies, along with Palco and other timber companies, have relied upon this regulation for more than 25 years. However, the
Court  interpreted  the  regulation  in  such a way as to  narrow  the  forestry operations which are exempted,  thereby limiting the regulation's  applicability and  subjecting  culverts  and ditches to permit  requirements.  This ruling has widespread  implications for the timber industry in the United States.  The case is not yet  final  as the  trial  has not yet  been  held,  and  there  are many unresolved  issues  involving  interpretation  of the Court's  decision  and its application  to actual  operations.  The Company has recently filed a motion for summary  judgment  on the ground  that it has met the  requirements  for a storm water pollution  prevention permit under a general permit issued by the state of
California.

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

     On February 25, 2003,  the District  Attorney of Humboldt  County filed the
Humboldt DA action. The suit was filed under California's unfair competition law and alleges that the Palco Companies used certain unfair  business  practices in connection with completion of the Headwaters  Agreement,  and that this resulted in these  companies  being able to harvest  significantly  more trees  under the
Environmental  Plans than would have  otherwise been the case. The suit sought a variety of remedies including a civil penalty of $2,500 for each additional tree that has been or will be harvested due to this alleged  increase in harvest,  as well as  restitution  and an  injunction  in  respect of the  additional  timber harvesting allegedly being conducted. On June 14, 2005, the Court dismissed this matter in its entirety.  On September 19, 2005, the District  Attorney  appealed this  decision,  however,  the Company  believes that the  dismissal  ruling has substantially diminished its exposure with respect to this matter.

     On November 2, 2004, the  EPIC-USFWS/NOAA  lawsuit was filed.  This lawsuit alleges that two federal agencies have violated certain federal laws and related regulations in connection with their  oversight of the HCP and Federal  Permits.
The plaintiff also alleges that the Federal Permit for the northern  spotted owl was  unlawfully  issued and asserts  several  claims,  including  that the Palco
Companies   violated   California's   unfair  competition  law  by  using  false
advertising and making misleading  environmental  claims.  The plaintiff seeks a variety of  remedies  including  requiring  additional  actions  by the  federal agencies and precluding them from  authorizing take of the northern spotted owl, an injunction  requiring the Palco Companies to cease certain  alleged  unlawful activities,  as well as restitution and remediation by Palco. On April 22, 2005, pursuant  to motions to dismiss  filed by the Palco  Companies  and the  federal defendants,  the Court dismissed several of the claims,  significantly  reducing the scope of the case. On September 30, 2005, EPIC filed a motion to prevent the
Palco  Companies  from taking any further  action  under the HCP and  California
Permits,  including all timber harvesting or related  activities.  On October 5,
2005,  Palco agreed to defer  harvesting  on one THP pending the  resolution  of
EPIC's  motion,  while EPIC  agreed not to pursue  additional  legal  action.  A hearing on plaintiff's motion for a preliminary  injunction was held November 1,
2005, and the parties are awaiting a decision.  The Company does not believe the resolution  of this action  should  result in a material  adverse  effect on its consolidated financial condition, results of operations or liquidity.

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
Briefing  was  completed  on April  26,  2005,  and a  hearing  has been set for
November 10, 2005.

     On August 8,  2005,  the CBD filed an action  against  CDF,  Palco,  Scotia
Pacific and Salmon  Creek  seeking to overturn  and prevent  CDFG and Palco from taking any action to implement or rely upon Consistency Determinations issued by
CDFG in February 2005. The Consistency Determinations were issued as a result of the EPIC SYP Permits lawsuit,  which overturned the California Permits issued to
Palco,  resulting in Palco having no coverage from the State for the  incidental take of coho  salmon or the  marbled  murrelet.  CBD  alleges  that the  process followed by CDFG in issuing the Consistency  Determinations  did not comply with
CEQA and that the Federal Permits are out of date because of new information and reliance  upon them is therefore  improper.  A hearing was be held in California state  court on October  28,  2005,  and the Court  denied  CBD's  request for a preliminary injunction.

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

     On  November 8, 2002,  the  Respondents  filed the  Sanctions  Motion.  The
Sanctions  Motion states that the FDIC  illegally  paid the OTS to bring the OTS action against the  Respondents and that the FDIC illegally sued for an improper purpose  (i.e.,  in order to acquire  timberlands  held by a  subsidiary  of the
Company).  The  Respondents  are  seeking as a  sanction  to be made whole for a portion of the attorneys' fees they have paid (plus interest) in connection with the OTS and FDIC actions.  As of September 30, 2005, such fees were in excess of
$40.6 million.  On August 23, 2005, a U.S. District Court ruled on the Sanctions
Motion,  ordering  the  FDIC to pay the  Company  $72.3  million.  The  FDIC has appealed the District Court decision to the U.S. Fifth Circuit Court of Appeals.

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

     Other Matters
     On  September  2, 2004,  the  Company  was  advised  that one of its former subsidiaries  is a successor to a company which  manufactured  munitions for the
U.S.  Navy during World War II. The current  owner of the  underlying  property, which is located in Cranbury, New Jersey, is seeking the Company's participation in  efforts  to  address  contamination  of the site  which  resulted  from such operations.  The  current  owner  estimates  that the  costs to  determine  what remedial  actions are needed,  and to perform any  remedial  actions  determined necessary,  could  range  from  $3.0  million  to $8.0  million.  Costs  for the investigation and remediation could, however,  exceed $8.0 million as the result of information learned during the investigation. The Company is currently in the process of determining the extent of its liability,  which could require payment of a substantial  portion of the costs,  as well as the  availability of funding from the U.S. Navy and insurance coverage for these activities.  On December 29,
2004,  the NJDEP issued a directive  against the current  owner of the property,
MGI, and the U.S. Navy requiring  these parties to conduct a RI/RA in respect of the property. As further required by the directive, MGI and the current owner on
January 28, 2005, entered into an Administrative Consent Order providing,  among other things, that MGI and the current owner begin implementing the RI/RA within
120 days of  execution of the Order.  MGI and the current  owner of the property have also entered into a  Participation  Agreement  providing  for,  among other things,  MGI and the current owner to jointly fund the RI/RA and for a mediation process to assist in  equitably  allocating  the costs of the  RI/RA.  In April,
2005,  MGI and the current  owner  submitted a Scope of Work for the site to the
NJDEP.  On April 6, 2005,  MGI filed a Complaint  against  the United  States of
America,  the U.S. Navy, and the U.S. Army for costs recovery and  contribution;
the parties  subsequently  denied all of the claims. The first mediation session with the current  owner of the property is scheduled  for November 9, 2005.  The
Company  accrued its expected share of the estimated costs of the R1/RA in 2004.
While the Company  believes its estimates are reasonable,  future charges may be required as additional information is obtained.

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

                                                                        Three Months Ended      Nine Months Ended
                                                                          September 30,           September 30,
                                                                       ---------------------  ----------------------
                                                                          2005        2004       2005         2004
                                                                       ----------  ---------  ----------  ----------
Net income (loss), as reported                                        $    4.3     $ (20.2)   $ (19.5)    $  (45.8)
  Add: Non-cash stock-based employee compensation expenses
    included in reported net loss, net of related tax effects              4.1         0.4        0.3          2.3
  Deduct: Total stock-based  employee  compensation  expense determined under the fair value  method for all  awards, net of
    related tax effects                                                   (4.5)       (0.9)      (1.5)        (3.7)
                                                                       ----------  ---------  ----------  ----------
Pro forma net income (loss)                                           $    3.9     $ (20.7)   $ (20.7)    $  (47.2)
                                                                       ==========  =========  ==========  ==========

Basic income (loss) per share:
  As reported                                                         $   0.72     $ (3.37)   $ (3.26)    $  (7.66)
  Pro forma                                                               0.65       (3.45)     (3.47)       (7.88)
Diluted income (loss) per share:
  As reported                                                         $   0.62     $ (3.37)   $ (3.26)    $  (7.66)
  Pro forma                                                               0.56       (3.45)     (3.47)       (7.88)

10.  Per Share Information

     The weighted  average number of shares used to determine  basic and diluted earnings per share was:

                                                                      Three Months Ended       Nine Months Ended
                                                                         September 30,           September 30,
                                                                  ------------------------- ------------------------
                                                                         2005        2004        2005        2004
                                                                  -------------  ----------- ----------- ------------
Weighted average shares outstanding:
  Common Stock                                                      5,967,942     5,976,466   5,973,608   5,976,466
  Effect of dilution:
    Class A Preferred Stock (1)                                       668,119        -          -            -
                                                                  -------------  ----------- ----------- ------------
Weighted average number of common and common equivalent
  shares - Basic                                                    6,636,061     5,976,466   5,973,608   5,976,466
  Effect of dilution:
    Stock options (1)                                                 311,886       -           -            -
                                                                  -------------  ----------- ----------- ------------
Weighted average number of common and common equivalent
  shares - Diluted                                                  6,947,947     5,976,466   5,973,608   5,976,466
                                                                  =============  =========== =========== ============
------------------

(1)  The Class A Preferred  Stock and options were not included,  except for the three  months ended  September  30, 2005,  in the  computation  of basic or diluted  earnings  per share  because  the  Company had a loss for the nine months ended September 30, 2005 and 2004, respectively.

11.  Comprehensive Income (Loss)

     The following table sets forth comprehensive income (loss) (in millions).

                                                                        Three Months Ended      Nine Months Ended
                                                                          September 30,           September 30,
                                                                         -------------------  ----------------------
                                                                           2005        2004       2005        2004
                                                                         --------- ---------  ----------  ----------
Net income (loss):                                                       $  4.3    $  (20.2)  $   (19.5)  $   (45.8)
  Other comprehensive income (loss):
     Unrealized income (loss) on available-for-sale investments               -         0.3        (0.1)       (1.5)
                                                                         --------  ---------  ----------  ----------
Total comprehensive income (loss)                                        $  4.3    $  (19.9)  $   (19.6)  $   (47.3)
                                                                         ========  =========  ==========  ==========

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

     The Company conducts the substantial  portion of its operations through its subsidiaries,  which operate in three  principal  industries:  forest  products, through  MGI  and its  wholly  owned  subsidiaries,  principally  Palco  and its subsidiaries;  real estate  investment  and  development,  through MPC and other wholly  owned  subsidiaries  as well as joint  ventures;  and racing  operations through SHRP, Ltd. MGHI owns 100% of MGI and is a wholly owned subsidiary of the
Company.  In addition,  the Company owns approximately 63% of Kaiser, a producer of fabricated  aluminum products  currently in Chapter 11. All references to the
"Company"  include  MAXXAM Inc. and its  majority and wholly owned  subsidiaries
(but exclusive of Kaiser and its  subsidiaries),  unless otherwise  indicated or the context  indicates  otherwise.  All references to specific entities refer to the respective  companies and their subsidiaries,  unless otherwise indicated or the context indicates otherwise.

     Consolidated Operations

     Selected Operational Data

     The following table presents selected  financial  information for the three and nine month  periods  ended  September  30,  2005 and 2004 for the  Company's consolidated operations.

                                                                    Three Months Ended      Nine Months Ended
                                                                      September 30,           September 30,
                                                                   ---------------------  ----------------------
                                                                     2005        2004         2005        2004
                                                                   ---------- ---------   ---------   ---------

Net sales                                                          $105.8      $ 81.5     $  276.0    $  242.9
Costs and expenses                                                  (86.1)      (83.2)      (247.1)     (242.1)
Gains on sales of timberlands and other assets                        -           0.2          0.1         0.2
                                                                   --------   ---------   ---------   ---------
Operating income (loss)                                              19.7        (1.5)        29.0         1.0
Other income, net                                                     4.1         -            9.6         9.0
Interest expense                                                    (19.5)      (18.6)       (58.1)      (55.7)
                                                                   --------   ---------   ---------   ---------
Income (loss) before income taxes                                  $  4.3      $(20.1)    $  (19.5)   $  (45.7)
                                                                   ========   =========   =========   =========

     Deconsolidation of Kaiser
     See Notes 1 and 7 for information regarding the deconsolidation of Kaiser's financial results and the Company's investment in Kaiser.

     Overview of Consolidated Results of Operations

     Net Sales
     Consolidated  net sales for the three  months  ended  September  30,  2005, increased $24.3 million, as compared to the comparable period in the prior year.
Real estate  sales more than  doubled  during the  quarter due to a  significant acreage sale at Palmas as well as increased  sales  activity at Fountain  Hills.
This  increase  was offset by a $7.0 million  decline in sales at the  Company's forest  products  segment  primarily as a result of decline in lumber  shipments during the  quarter,  compounded  by an  unfavorable  shift in lumber  sold from redwood lumber to lower-priced,  common grade  Douglas-fir  lumber, as well as a
$0.7 million  decline in racing  segment net sales,  due primarily to fewer live racing days during the quarter.

     Consolidated net sales for the nine months ended September, 2005, increased
$33.1  million,  compared to the same period in 2004.  The Company's real estate segment  realized a 91% increase in net sales for the first nine months of 2005, reflecting the acreage sale at Palmas as well as strong sales at Fountain Hills.
This  increase  was  offset  by a $12.4  million  decline  in net  sales  at the
Company's  forest products  segment and a $4.6 million decline in racing segment net sales.

     Operating Income
     Consolidated  operating income for the third quarter of 2005, totaled $19.7 million compared to operating loss of $1.5 million for the same quarter in 2004.
Operating results for the real estate segment increased $27.5 million, primarily as a result of  increased  real estate  sales,  as  discussed  above.  Operating results for the forest products  segment  declined $3.1 million,  primarily as a result of a decline in lumber  shipments  during the quarter,  compounded  by an unfavorable  shift in lumber sold from redwood  lumber to  lower-priced,  common grade  Douglas-fir  lumber,  exacerbated  by  higher  harvesting,  hauling,  and production costs and substantial  legal and professional fees relating to Scotia
LLC's efforts to pursue a negotiated restructuring of the Timber Notes.

     Consolidated operating income for the nine months ended September 30, 2005, increased  $28.0  million,  as compared  to same  period in the prior year.  The
Company's  real estate  segment  realized a $38.1 million  increase in operating income  during the first nine  months of 2005,  as  compared  to the  comparable period in the prior  year.  Operating  results for the forest  products  segment declined  by $11.2  million  due to a decline  in lumber  shipments  during  the quarter,  compounded by an unfavorable  shift in lumber sold from upper grade to common  grade  redwood and from  redwood  lumber to  lower-priced,  common grade
Douglas-fir  lumber and a substantial  increase in costs,  partially offset by a
$3.1  million  insurance  settlement  received in the first  quarter  2005.  The corporate  segment's  operating loss  decreased by $2.3 million,  primarily as a result of lower stock-based  compensation expense in 2005, reflecting changes in the market value of the Company's stock since December 31, 2004.

     Other Income, net
     Consolidated  other income,  net for the third quarter of 2005 was impacted favorably by a $4.6 million increase in investment income, offset by a reduction in equity  earnings  from the  Company's  investment in FireRock LLC due to the sell-out of lots at the development in 2004.

     Consolidated  other  income,  net for the  first  nine  months  of 2005 was impacted favorably by a $4.3 million increase in investment income,  offset by a reduction in equity  earnings from the Company's  investment in FireRock LLC due to the sell-out of lots in 2004.

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
approval  of its THPs as the  result of  regulatory  compliance  and  litigation challenges,  and expects these  difficulties to persist.  Moreover,  the Company
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
"Business--Forest Products  Operations--Regulatory and Environmental Matters" of
the Form 10-K,  and Notes 1 and 8 in this Form 10-Q,  for further  discussion of these matters.

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
During  2004,  Palco  opened its new  (replacement)  planer  facility  and began construction on its new sawmill. Palco has spent $26.7 million through September
30, 2005,  on the new sawmill and planer  facility  ($20.5  million of which was expended  in  2004).  The new  sawmill  construction  project  is  substantially complete, and while production levels at the new sawmill continue to improve, it is not yet operating at planned  capacity and is not expected to achieve planned production rates for the remainder of 2005. Funds for this project were provided from cash  resources and  borrowings  under the Palco Credit  Agreement and cash made  available as a result of borrowings  under the Term Loan and the Revolving
Credit  Facility.  As part of the project,  Palco's  Carlotta mill was closed in
2004 and its  Fortuna  mill was closed in June  2005.  As a result of these mill closures,  Palco  recognized  severance  costs of $0.7 million in 2005.  Certain equipment  from these mills is being moved to the new sawmill and  management is considering  alternative  uses  for  the  properties  and  remaining  equipment, including  sales to third  parties.  Further  actions may be taken in the fourth quarter  of 2005 as a result of  Palco's  continuing  evaluation  process  or in response to the financial  difficulties  described  elsewhere in this Form 10-Q, and writedowns of certain assets may be required.

     The following table presents selected operational and financial information for the third quarter and nine months ended September 30, 2005 and 2004, for the
Company's forest products operations.

                                                  Three Months Ended            Nine Months Ended
                                                    September 30,                 September 30,
                                             --------------------------    -------------------------
                                                  2005          2004           2005           2004
                                             ------------   -----------    -----------  ------------
                                               (In millions of dollars, except shipments and prices)
Shipments:
   Lumber: (1)
     Redwood upper grades                            1.3           4.7            5.9          14.2
     Redwood common grades                          40.8          53.3          126.9         154.5
     Douglas-fir upper grades                        0.1           0.4            0.5           1.7
     Douglas-fir common grades                      23.5          10.6           81.2          39.1
     Other                                          (0.1)           -             1.5           5.0
                                             ------------   -----------    -----------  ------------
   Total lumber                                     65.6          69.0          216.0         214.5
                                             ============   ===========    ===========  ============
Cogeneration power (2)                              41.3          43.6          125.3         120.4
                                             ============   ===========    ===========  ============
Average sales price:
   Lumber:(3)
     Redwood upper grades                    $   1,199.0    $  1,355.0     $  1,253.0   $   1,349.0
     Redwood common grades                         606.0         616.0          619.0         615.0
     Douglas-fir upper grades                      739.0         971.0        1,037.0       1,060.0
     Douglas-fir common grades                     379.0         501.0          374.0         453.0
   Cogeneration power (4)                           66.0          66.0           65.0          65.0

Net sales:
   Lumber, net of discount                   $      36.0    $     44.0     $    117.2   $     133.6
   Logs                                              2.4           1.2            6.3           3.6
   Cogeneration power                                2.8           3.0            8.3           8.1
   Wood chips                                        0.6           0.6            2.7           1.9
   Other                                             0.8           0.8            2.3           2.0
      Total net sales                        ------------   -----------    -----------  ------------
                                             $      42.6    $     49.6     $    136.8   $     149.2
                                             ============   ===========    ===========  ============
Operating income (loss)                      $      (2.1)   $      1.0     $     (8.0)  $       3.2
                                             ============   ===========    ===========  ============
Loss before income taxes                     $     (15.9)   $    (13.5)    $    (50.3)  $     (37.5)
                                             ============   ===========    ===========  ============

------------------
(1)  Lumber shipments are expressed in millions of board feet.
(2)  Power deliveries are expressed in thousands of megawatts.
(3)  Dollars per thousand board feet.
(4)  Dollars per megawatt.

     Net Sales
     Total net sales for forest products  operations  decreased to $42.6 million for the third  quarter  of 2005,  as  compared  to $49.6  million  for the third quarter of 2004. The $7.0 million  decrease in net sales was due to a decline in lumber  shipments  during the quarter,  compounded  by an  unfavorable  shift in lumber  sold from  redwood  lumber to  lower-priced,  common  grade  Douglas-fir lumber. Additionally,  there was an approximate 24% decline in the average sales price of common grade Douglas-fir  during the third quarter,  as compared to the same period in 2004.

     Despite  an  overall  increase  in lumber  shipments  during the first nine months of 2005, total net sales for forest products  operations  decreased $12.4 million,  as compared to the same period in 2004.  This  decrease was  primarily caused by an  unfavorable  shift in lumber sold from upper grade to common grade redwood  and from  redwood  lumber to lower  priced,  common  grade  Douglas-fir lumber.  Additionally,  there was an  approximate  17.3%  decline in the average sales price of common grade Douglas-fir during the first nine months of 2005, as compared to the same period in 2004.

     Operating Income (loss)
     Operating results for forest products  operations  declined by $3.1 million for the third  quarter of 2005,  compared to the same period in 2004,  primarily due to decreased net sales,  higher harvesting,  hauling,  and production costs, and a  significant  increase  in legal  and  other  professional  fees  relating primarily to Scotia LLC's  efforts to pursue a negotiated  restructuring  of the
Timber Notes.

     Operating results for forest products  operations declined by $11.2 million for the nine months of 2005, compared to the same period in 2004,  primarily due to the factors discussed in the preceding  paragraph.  The loss from logging and lumber  operations  for the first  nine  months was  partially  offset by a $3.1 million insurance  settlement received in the first quarter 2005. The first nine months of 2005 and 2004 included $0.9 million and $1.4 million, respectively, of severance costs related to a reduction in workforce.

     Loss Before Income Taxes
     Forest  products  operations'  loss before  income taxes  increased by $2.4 million and $12.8  million for the third  quarter and first nine months of 2005, respectively,  compared to the prior year periods,  primarily due to the decline in  operating  results  discussed  above and the  write-off  of $1.3  million of deferred  financing costs related to the Palco Credit Agreement that was paid in full and terminated in April 2005, and additional  interest  expense,  partially offset by increased income from cash, cash  equivalents,  marketable  securities and other investments due to higher levels of investment.

Real Estate Operations

     Industry Overview and Selected Operational Data
     The Company,  principally  through its wholly owned  subsidiaries and joint ventures,  invests  in and  develops  residential  and  commercial  real  estate primarily in Puerto Rico, Arizona,  California, and Texas. Results of operations between quarterly periods for the Company's real estate operations are generally not  comparable due to the timing of individual  real estate sales  transactions and  cash  collections.  Accordingly,  results  for  any  one  quarter  are  not necessarily  indicative  of  results  to be  expected  for the  full  year.  The following table presents selected operational and financial  information for the three and nine months ended  September 30, 2005 and 2004, for the Company's real estate operations.

                                                                       Three Months Ended        Nine Months Ended
                                                                           September 30,           September 30,
                                                                      ------------------------ ---------------------
                                                                         2005         2004        2005         2004
                                                                      ----------- ------------ ------------ --------
                                                                                  (In millions of dollars)
Net sales:
  Real estate:
    Fountain Hills                                                    $   10.4    $    5.1     $  33.3      $   8.5
    Mirada                                                                 4.3         3.8         8.6          9.5
    Palmas                                                                28.4         2.3        35.5         10.4
    Other                                                                   -           -          0.1           -
                                                                      ----------  ---------    ----------   --------
      Total                                                               43.1        11.2        77.5         28.4
                                                                      ----------  ----------   ----------   --------

  Resort, commercial and other:
    Fountain Hills                                                         1.4         1.7         4.4          5.0
    Palmas                                                                 3.0         2.8         9.4          8.6
    Commercial lease properties                                            4.6         4.4        13.7         12.8
    Other                                                                  0.2         0.2         0.2          0.3
                                                                      ----------  ----------   ----------   --------
      Total                                                                9.2         9.1        27.7         26.7
                                                                      ----------  ----------   ----------   --------
  Total net sales                                                     $   52.3    $   20.3     $ 105.2      $  55.1
                                                                      ========== ==========   ==========   ========

Operating income (loss):
    Fountain Hills                                                    $    5.9    $    2.2     $   17.9    $    3.1
    Mirada                                                                 2.0         1.6         3.4          3.3
    Palmas                                                                20.9        (2.3)       21.8         (0.5)
    Commercial lease properties                                            2.8         1.9         6.2          5.3
    Other                                                                 (0.9)       (0.2)       (0.9)        (0.9)
                                                                      --------- - ----------   ----------   --------
      Total operating income                                          $   30.7    $    3.2     $  48.4     $   10.3
                                                                      ========== ==========   ==========   ========

Investment, interest and other income (expense), net:
    Equity in earnings (losses) from real estate joint ventures       $   (0.3)   $     -      $  (0.7)    $    2.9
    Other                                                                  0.7         0.6         2.2          3.7
                                                                      --------- - ----------   ----------   --------
                                                                      $    0.4    $    0.6     $   1.5     $    6.6
                                                                      ========== ==========   ==========   ========
Income (loss) before income taxes                                     $   26.8    $   (0.7)    $  36.9     $    3.1
                                                                      ========== ==========   ==========   ========

     Net Sales
     Total net sales for the real estate  operations  for the third  quarter and first  nine  months of 2005  increased  by $32.0  million,  and  $50.1  million, respectively,  as  compared  to the  same  periods  in  2004,  primarily  due to increased  lot sales and favorable  pricing at Fountain  Hills and acreage sales and profit  participation  payments,  offset by lower timeshare sales at Palmas.
During the third quarter of 2005,  PDMPI  completed a  significant  parcel sale;
this transaction represented more than 50% of the real estate segment's revenues for the third quarter of 2005.

     Operating Income and Income Before Income Taxes
     Operating  income and income before income taxes increased by $27.5 million for the third quarter of 2005 as compared to the same period of 2004,  primarily due to the increased  lot sales at the Fountain  Hills  development  and acreage sales and profit participation payments at Palmas. Operating income increased by
$38.1 million for the nine months of 2005 as compared to the same period of 2004 primarily as a result of the higher volume of real estate sales discussed above.
The segment's income before income taxes increased by $33.8 million for the nine months of 2005 as compared to the same period in 2004, primarily due to improved operating results as discussed above,  partially offset by $3.5 million of lower equity in earnings from the Company's investment in FireRock LLC due to the sell out of lots in 2004.

     Racing Operations

     Industry Overview and Selected Operational Data
     The Company owns SHRP, Ltd., which owns and operates Sam Houston Race Park, a Class 1 horse  racing  facility in  Houston,  Texas,  and Valley Race Park,  a greyhound  racing facility  located in Harlingen,  Texas.  Results of operations between  quarterly periods are generally not comparable for these facilities due to the  timing,  varying  lengths and types of racing  meets held.  Accordingly, results  for any one  quarter are not  necessarily  indicative  of results to be expected for the full year. Historically,  Sam Houston Race Park and Valley Race
Park have derived a significant amount of their annual  pari-mutuel  commissions from live racing and simulcasting.  Pari-mutuel  commissions have typically been highest during the first and fourth  quarters of the year, the time during which
Sam Houston  Race Park and Valley  Race Park have  historically  conducted  live thoroughbred and greyhound racing, respectively.

     The following table presents selected operational and financial information for the third quarter and nine months ended September 30, 2005 and 2004, for the
Company's racing operations.

                                                                      Three Months Ended      Nine Months Ended
                                                                        September 30,          September 30,
                                                                   ------------------------ ------------------------
                                                                      2005         2004        2005         2004
                                                                   ----------- ------------ ----------- ------------
                                                                               (In millions of dollars)
Number of live race days:
  Sam Houston Race Park                                                  35          46          88          130
  Valley Race Park                                                        -           -          68           81

Handle:
  Sam Houston Race Park:
    On-track handle                                                $   30.2   $    33.1    $   94.1    $   105.3
    Off-track handle                                                    9.7        19.0        96.0        137.1
                                                                   ----------- ------------ ---------- ------------
       Total                                                       $   39.9   $    52.1    $  190.1    $   242.4
                                                                   =========== ============ ========== ============
  Valley Race Park:
    On-track handle                                                $    3.9   $     3.9    $   14.3    $    15.2
    Off-track handle                                                      -           -         1.7          3.0
                                                                   ----------- ------------------------ -----------
Total                                                              $    3.9   $     3.9    $   16.0    $    18.2
                                                                   =========== ============ ========== ============
Net sales:
  Sam Houston Race Park:
    Gross pari-mutuel commissions                                  $    7.0    $    7.8     $  23.6    $    26.9
    Other revenues                                                      2.9         2.8         6.4          7.3
                                                                   ----------- ------------------------ ------------
       Total                                                            9.9        10.6        30.0         34.2
                                                                   ----------- ------------------------ ------------
Valley Race Park:
    Gross pari-mutuel commissions                                       0.9         0.9         3.3          3.6
    Other revenues                                                      0.1         0.1         0.7          0.8
                                                                   ----------- ------------------------ ------------
       Total                                                            1.0         1.0         4.0          4.4
                                                                   ----------- ------------------------ ------------
  Total net sales                                                  $   10.9    $   11.6     $  34.0    $    38.6
                                                                   =========== ============ ========== ============
Operating income (loss):
  Sam Houston Race Park                                                (1.7)       (1.2)       (2.6)        (1.2)
  Valley Race Park                                                     (0.1)       (0.3)       (0.3)        (0.5)
                                                                   ----------- ------------------------ ------------
    Total operating loss                                           $   (1.8)   $   (1.5)     $ (2.9)    $   (1.7)
                                                                   =========== ============ ========== ============
Loss before income taxes                                           $   (1.9)   $   (1.5)     $ (3.0)    $   (1.7)
                                                                   =========== ============ ========== ============

     Net Sales
     Total net sales for racing  operations  declined  $0.7 and $4.6 million for the third  quarter  and first  nine  months of 2005  compared  to the prior year periods, principally due to fewer live race days at Sam Houston Race Park in the
2005 periods.

     Operating Loss and Loss Before Taxes
     Racing  operations'  operating  loss and loss  before  taxes  for the third quarter and first nine months of 2005 increased  from the comparable  periods in
2004,  principally  due to lower net sales  partially  offset by lower operating costs associated with the reduced number of live racing days at Sam Houston Race
Park.

     Other Items Not Directly Related to Industry Segments

                                                                           Three Months Ended      Nine Months Ended
                                                                              September 30,          September 30,
                                                                         ------------------------ ---------------------
                                                                             2005       2004         2005        2004
                                                                         ------------ ----------- ----------- ---------
                                                                                   (In millions of dollars)
Operating loss                                                           $   (7.1)    $ (4.2)     $  (8.5)    $ (10.8)
Loss before income taxes                                                     (4.7)      (4.4)        (3.1)       (9.6)

     Operating Loss
     The  operating  losses  represent   corporate  general  and  administrative
expenses that are not  attributable  to the  Company's  industry  segments.  The operating  loss  increased  $2.9 million and declined $2.3 million for the third quarter  and first nine months of 2005,  respectively,  as compared to the prior year  periods,  primarily  due to  changes  in stock  compensation  expense  and additional legal and advisor fees. Stock-based  compensation expense is adjusted as the market value of the Company's Common Stock changes. For the third quarter and first nine months of 2005, there was a $4.1 million expense and $0.3 million benefit,  respectively,  recognized  for  stock-based  compensation,  reflecting changes in the market value of the  Company's  Common  Stock since  December 31,
2004. The quarter ended  September 30, 2004 included $1.9 million  related to an accrual for an environmental matter discussed under "Other Matters" in Note 8.

     Loss Before Income Taxes
     The loss before  income taxes  increased in the third  quarter of 2005 from the third quarter of 2004 due to higher stock  compensation  expense,  partially
offset  by  higher  returns  on  marketable   securities  and  other  short-term
investments. The decrease in the loss before income taxes for the nine months of
2005 from the comparable  period in 2004 was due to lower corporate  general and administrative  expenses as  discussed  above and higher  returns on  marketable securities and other short-term investments.

Financial Condition and Investing and Financing Activities

     This  section  contains   statements   which  constitute   "forward-looking
statements"  within the meaning of the PSLRA. See the statement in Item 2. above for cautionary information with respect to such forward-looking statements.

     Overview

     The Company  conducts its operations  primarily  through its  subsidiaries.
Creditors  of  subsidiaries  of the Company  have  priority  with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the
Company.  Certain of the Company's  subsidiaries,  principally  Palco and Scotia
LLC, are restricted by their various debt  instruments as to the amount of funds that can be paid in the form of dividends or loaned to affiliates. Scotia LLC is highly leveraged,  has significant debt service requirements and is experiencing liquidity difficulties. Additionally, Palco expects to be dependent on the funds available under the Revolving Credit Facility and existing unrestricted cash and marketable securities,  and will need additional liquidity,  to fund its working capital  requirements  in 2005  and  2006.  See  Notes  1 and 4 and 8 and  "Cash
Flow--Forest   Products   Operations"   for  a  description   of  the  liquidity
difficulties  of both  Scotia  LLC and  Palco.  "MAXXAM  Parent" is used in this section to refer to the Company on a stand-alone basis without its subsidiaries.

     Cash Flow

     Operating  Activities
     Net cash  provided by operating  activities  of $14.8  million for the nine months ended  September  30, 2005,  improved by $29.4 million as compared to the nine months ended  September 30, 2004.  This increase  resulted  primarily  from higher  cash  collections  related to real  estate  sales,  partially  offset by operating cash flow shortfalls at the Company's forest products operations.

     Investing Activities
     Net cash  provided by investing  activities  of $19.8  million for the nine months ended September 30, 2005,  reflects the liquidation of certain short-term investments and the use of restricted  cash for debt service  payments offset by capital  expenditures  of $16.2  million  related  to Palco's  sawmill  project, infrastructure  requirements  at  Scotia  LLC and  Fountain  Hills  and  capital expenditures  at the  Company's  horse  racing  facility.  Net cash  provided by investing  activities  of $7.7 million for the nine months ended  September  30,
2004,  reflected capital  expenditures of $27.3 million,  of which $18.6 million was related to Palco's sawmill project.

     Financing Activities
     The $38.7 million of net cash provided by financing activities for the nine months ended September 30, 2005,  principally reflects the net proceeds from the
Palco  refinancing  that occurred in April 2005.  Net cash provided by financing activities  of $7.7  million  for the nine  months  ended  September  30,  2004, principally reflects additional borrowings to fund the Company's forest products operations.

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

     Due to its highly  leveraged  condition,  Scotia LLC is more sensitive than less  leveraged  companies to factors  affecting  its  operations  and financial results,  including  adverse weather  conditions,  low log prices,  governmental regulation,  environmental  litigation and general economic  conditions.  Scotia
LLC's cash flows from operations are  significantly  impacted by harvest volumes and log prices.  As discussed in more detail below,  Scotia LLC's harvest levels and cash flows from operations will in future years be substantially  below both historical  levels and the minimum levels necessary in order to allow Scotia LLC to satisfy its debt service obligations in respect of the Timber Notes.

     Regulatory and  environmental  matters as well as legal actions have played and are expected to continue to play a significant  role in the Company's forest products  operations.  Scotia  LLC  has  previously  experienced  delays  in the approval  of its THPs as the  result of  regulatory  compliance  and  litigation challenges,  and expects these  difficulties  to persist.  Moreover,  the Company
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
"Business--Forest Products  Operations--Regulatory and Environmental Matters" of
the Form 10-K,  and Notes 1 and 8 in this Form 10-Q,  for further  discussion of these matters.

     The North  Coast  Water  Board is  requiring  Palco and Scotia LLC to apply various waste discharge  reporting,  mitigation and erosion control requirements in respect of timber harvesting activities in several watersheds,  and is likely to impose  additional  measures  in the  future.  The North Coast Water Board in
December 2003 directed its staff to formulate  WWDRs for the  Freshwater and Elk
River watersheds on the Scotia LLC Timberlands.  As harvesting activities on the
Scotia LLC Timberlands  cannot readily be moved between watersheds due to, among other things,  historic harvest patterns,  adjacency  restrictions,  and the age classes of trees,  development  of WWDRs and the other matters  described in the
"Forest  Products  Operations--Water  Quality" section of Note 8 are expected to result in reduced  harvest in the  future.  The staff of the North  Coast  Water
Board  has  circulated  for  public  review  and  comment  draft  WWDRs  for the
Freshwater and Elk River watersheds.  If these draft WWDRs are approved in their current form, there would likely be a significant  adverse impact on current and future harvest levels.

     As WWDRs had not been formulated, the North Coast Water Board for some time
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
had the effect of  disallowing  further  harvesting on the additional 25% of the
CDF Harvest Limit approved by the North Coast Water Board on March 16, 2005. The
State  Water  Board's  decision  also  has the  effect  of  disallowing  further harvesting  in the  Freshwater  and Elk River  watersheds  until WWDRs for these watersheds  are adopted by the North Coast Water  Board.  Palco has appealed the
State Water  Board's June 16,  2005,  decision in a  California  state court.  A hearing on the appeal has not yet been scheduled.

     On September 2, 2005, the North Coast Water Board set hearings on the draft
WWDRs for September 14 and 15, 2005. On September 9, 2005,  Palco and Scotia LLC
filed a petition in California  state court seeking an order  mandating that the
North Coast Water Board not take any further action on the proposed  WWDRs.  The petition alleges defects in the proposed WWDRs and the North Coast Water Board's hearing procedures.  Palco and Scotia LLC also requested a temporary restraining order and  preliminary  injunction  to prevent  the North Coast Water Board from taking  any  further  action  until  their  petition  is  heard.  The  temporary restraining  order  was  granted  and  the  preliminary  injunction  hearing  is scheduled for November 9, 2005.

     The  unreleased  and  disallowed  THPs  in the  Freshwater  and  Elk  River watersheds  represented  a  significant  portion  of the  harvest  that had been planned for the first nine months of 2005. The ongoing regulatory, environmental and  litigation  matters  faced by Palco  and  Scotia  LLC,  exacerbated  by the developments  described in the previous  paragraph,  have  materially  adversely impacted the cash flows of both Palco and Scotia LLC. Furthermore,  it is likely that additional  delays in the development of the Freshwater and Elk River WWDRs will occur. Should the Freshwater-Elk River WWDRs not be approved during 2005 or in the first few months of 2006, or be approved with additional  restrictions on harvest,  there could be a material  adverse  impact on Palco's and Scotia LLC's future cash flows from operations.

     As previously  announced,  the  estimates of Scotia LLC indicated  that its cash  flows  from  operations,  together  with the Scotia LLC Line of Credit and other available funds, would likely be inadequate to pay all of the interest due on the July 20, 2005,  payment date for the Timber Notes.  As the July 20, 2005, payment date  approached,  it became  apparent that Scotia LLC's estimates would prove  correct  and that the cash  shortfall  as of the  payment  date  would be approximately  $2.2 million.  Based upon a review of its alternatives  under the circumstances,  consultation  with its own legal  and  financial  advisors,  and consideration  of the status of discussions with the advisors of the Noteholders
Committee,  Scotia LLC requested that Palco make an early payment,  equal to the shortfall,  in respect of certain  logs that had already  been  delivered to and purchased by Palco from Scotia LLC.  Palco  approved and delivered the early log payment,  which allowed Scotia LLC to fund the July 20, 2005, cash shortfall and pay all of the $27.9 million of interest due ($25.9  million net of interest due in respect of Timber Notes held by Scotia LLC).

     Scotia LLC's ability to pay all of the $27.7 million of interest due ($25.8 million  net of interest  due in respect of Timber  Notes held by Scotia LLC) on the January 20,  2006,  payment  date will depend upon many  factors,  including
Scotia  LLC's  harvest  levels  for the  remainder  of  2005,  cash  flows  from operations  through the January 20, 2006,  payment date  together with access to the Scotia LLC Line of Credit.  At September 30, 2005, the maximum  availability under  the  Scotia  LLC  Line  of  Credit  was  $55.4  million,  and  borrowings outstanding  were $49.5 million.  There can be no assurance that Scotia LLC will have sufficient liquidity to make this interest payment.

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
UBS'  engagement  expired by its terms on July 27, 2005,  and UBS and Scotia LLC subsequently extended that engagement,  which can be terminated with thirty days notice by either party.  In June 2005,  Scotia LLC agreed to be responsible  for certain payments and other obligations of the Noteholder  Committee  relating to their legal counsel and financial  advisors.  On September 23, 2005,  Scotia LLC terminated  its  agreement to be  responsible  for further  payments,  effective immediately in the case of the legal counsel and effective  October 23, 2005, in the case of the financial advisor.  Scotia LLC terminated its agreement upon the recommendation of a special committee of independent managers since it concluded that  insufficient  progress had been made in  negotiations  with the Noteholder
Committee  and was  advised  that  holders of less than 15% of the Timber  Notes
(measured  by  principal  amount)  had  agreed  to  confidentiality   provisions
necessary  in  order  to  participate  in  a  process  intended  to  lead  to  a
restructuring  agreement.   Scotia  LLC  continues  to  evaluate  its  liquidity
alternatives in respect of the January 20, 2006, payment date and beyond.

     Scotia LLC and UBS have conducted  extensive reviews and analyses of Scotia
LLC's assets,  operations and prospects.  As a result of these extensive reviews and analyses,  Scotia LLC's  management  has  concluded  that, in the absence of significant  regulatory  relief and  accommodations,  Scotia LLC's annual timber harvest  levels  and  cash  flows  from  operations  will  in  future  years  be substantially  below both historical  levels and the minimum levels necessary in order to allow Scotia LLC to satisfy its debt service  obligations in respect of the Timber Notes.  Scotia LLC has announced  that its projected  average  annual
harvest  level  over  the  ten-year  period   beginning  2006  is  estimated  at
approximately  100 million  board feet per year.  This  harvest  level  reflects
Scotia LLC management's most recent estimate of the cumulative impact of ongoing regulatory  limitations,  prescriptions,  and other  actions and is based upon a number of  assumptions  which may or may not prove to be accurate.  Scotia LLC's management also determined that reductions must be made to its cost structure in line with  these  anticipated  reductions  in  harvest  levels  and cash  flows.
Accordingly,  on August 30, 2005,  Scotia LLC implemented a  restructuring  plan reducing its workforce by approximately one third. To the extent that Scotia LLC
is  unable  to  restructure  its  Timber  Notes  consistent  with   management's
expectations as to future harvest levels and cash flows or to secure  additional liquidity from external  sources,  the Company  expects that Scotia LLC, and, as may be required,  Palco, will be forced to take extraordinary actions, which may include: further reducing expenditures by laying off employees and shutting down various  operations;  seeking  other  sources of  liquidity,  such as from asset sales; and seeking protection by filing under the Bankruptcy Code.

     As of December 31, 2004 and March 31, 2005,  Palco was in default under the
Palco Credit Agreement and obtained limited waivers of the default through April
22, 2005. On April 19, 2005, Palco and Britt, as Borrowers, closed the Revolving
Credit Facility and the Term Loan. The Term Loan was fully funded at closing and the Borrowers used  approximately  $10.8 million of the funds from the Term Loan to pay off amounts  previously  borrowed  under the Palco Credit  Agreement  and
terminated  that  facility.   As  of  September  30,  2005,  $34.8  million  was
outstanding  under the Term Loan and $12.1  million  was  outstanding  under the
Revolving  Credit  Facility.  Palco estimates that its cash flow from operations will not provide  sufficient  liquidity to fund its operations  until the fourth quarter  of 2006.  Accordingly,  Palco  expects  to be  dependent  on the  funds available under the Revolving Credit Facility,  and expects additional liquidity will be needed,  to fund its working capital and other cash requirements in 2005 and 2006.  The  Revolving  Credit  Facility  and Term Loan are each secured by a security  interest in the stock of Palco and  substantially all of the assets of the Borrowers  (other than Palco's equity interest in Scotia LLC). Both the Term
Loan and the Revolving  Credit Facility have  provisions  requiring that the net cash  proceeds of specified  asset sales be used to prepay  amounts  outstanding under the loans.

     As of September 30, 2005,  borrowings  under the Revolving  Credit Facility were limited to the sum of 85% of Palco and Britt's eligible accounts  receivable
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
Accordingly,  the  availability  of these funds is largely  dependent on Palco's ability to harvest  adequate  timber from the Scotia LLC  Timberlands and reduce operating costs. Available resources to fund Palco's and Britt's operating needs at September 30, 2005, were $8.0 million,  comprised of the maximum availability under the Revolving  Credit Facility of $7.7 million and  unrestricted  cash and marketable securities of $0.3 million.

     Subsequent  to September  30, 2005,  Palco  borrowed the maximum  available under the Revolving  Credit Facility and on October 26, 2005,  Palco,  Britt and
certain of their affiliates  entered into the Omnibus  Amendment,  which amended the Term  Loan  and the  Revolving  Credit  Facility  to,  among  other  things, temporarily  increase the amount of the  Revolving  Credit  Facility  from $30.0 million to $35.0 million and temporarily increase the advance rate applicable to the Borrowers'  inventory from 75% to 80%. The increase in the inventory advance rate is  subject  to  satisfactory  inventory  appraisals  and the amount of the increase in such advances is capped at $1.5 million.  The increase in the amount of the Revolving Credit Facility and the increase in the inventory  advance rate will be  gradually  phased  out in  January  through  March  2006.  The  Omnibus
Amendment also revises  financial  covenants  applicable to the Revolving Credit
Facility and the Term Loan.  MGI  furnished  cash  collateral of $2.0 million as additional  security for the Borrowers'  obligations  under the Revolving Credit
Facility and the Term Loan Facility.  This cash  collateral  will be released on
April 1, 2006,  so long as the Borrowers  have  achieved  earnings and borrowing availability targets to be determined by the Lenders.

     Palco's available cash resources,  including proceeds from and availability under the Term Loan and Revolving  Credit Facility have been primarily  utilized during the first nine months of 2005 in the following  areas:  (i) $10.8 million was  used  to pay  off  amounts  previously  borrowed  under  the  Palco  Credit
Agreement;   (ii)   approximately  $  6.2  million  was  used  to  fund  capital
expenditures  related  to  Palco's  new  state-of-the-art   sawmill  in  Scotia,
California;  (iii) $9.9 million was used as collateral to secure Palco's workers compensation  liabilities;  (iv) $13.5  million was used to build log  inventory levels;  and (v) the  remainder was used to pay advisor fees and to fund working capital shortfalls. Palco's ability to generate sufficient liquidity to fund its short term  liquidity  needs will depend upon many  factors,  including  Palco's ability to achieve planned production rates at the new sawmill. While production levels at the new  sawmill  continue  to  improve,  the new  sawmill  is not yet operating at planned capacity and is not expected to achieve planned  production rates for the  remainder  of 2005.  Accordingly,  additional  liquidity  will be needed at Palco to fund working capital requirements in 2005 and 2006, but there can be no assurance that Palco will be able to secure additional  liquidity.  In the event that Palco were unable to secure the necessary liquidity,  it would be forced to take  extraordinary  actions,  which  may  include:  further  reducing expenditures  by laying off employees and shutting down various  operations  and seeking protection by filing under the Bankruptcy Code.

     On April 21,  2005,  Moody's  lowered  its  ratings on the Class A-1 Timber
Notes  from Baa2 to Ba3;  the Class A-2  Timber  Notes  from Baa3 to B1; and the
Class A-3 Timber Notes from Bal to B1. On June 20, 2005, Moody's further lowered its ratings on all classes of the Timber  Notes to Caal.  S&P  announced  on
April 7, 2005,  that it had lowered  Palco's credit rating to CCC- (which rating it affirmed on April 28, 2005). As a result of the S&P credit rating actions related to Palco,  Palco was  required to post a $9.9  million  letter of credit with the State of  California  to secure its workers  compensation  liabilities, which reduced  Palco's  availability  under the Revolving  Credit  Facility by a corresponding  amount.  See Note 4 for further  discussion of availability under
Palco's debt facilities.

     The liquidity issues being experienced by Scotia LLC and Palco could result in claims against and have adverse  impacts on MAXXAM  Parent,  MGHI and/or MGI.
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

     The Scotia LLC Line of Credit  allows Scotia LLC to borrow up to one year's interest  due on the  Timber  Notes.  On June 20,  2003,  the Scotia LLC Line of
Credit  was  extended  to  July  7,  2006.  At or near  the  completion  of such extension,  Scotia  LLC  would  request  that the  Scotia  LLC Line of Credit be extended for an  additional  period of not less than 364 days.  If not extended,
Scotia LLC may draw upon the full amount  available.  The amount  drawn would be repayable  in 12  semiannual  installments  on each note payment date (after the payment of certain  other  items,  including  the  Aggregate  Minimum  Principal
Amortization  Amount, as defined,  then due),  commencing  approximately two and one-half  years  following  the date of the draw.  At September  30,  2005,  the maximum  availability under the Scotia LLC Line of Credit was $55.4 million, and outstanding borrowings were $49.5 million.

     On the note  payment  date in  January  2005,  Scotia  LLC  used the  funds available under the Scotia LLC Line of Credit to pay all of the $28.5 million of interest due ($26.3  million net of interest due in respect of Timber Notes held by Scotia LLC).  Scotia LLC also repaid $17.1 million of principal on the Timber
Notes (an amount  equal to Scheduled  Amortization)  using funds held in the SAR
Account.

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

     The Master  Purchase  Agreement  between  Scotia LLC and Palco (see Item 1.
"Business--Forest Products  Operations--Relationships among the Palco Companies"
of the Form  10-K)  contemplates  that all sales of logs by Scotia  LLC to Palco will be at fair market  value  (based on stumpage  prices) for each  species and category of logs. The Master  Purchase  Agreement  provides that if the purchase price  equals or exceeds  the SBE Price and a  structuring  price set forth in a schedule to the Timber Notes  Indenture,  the purchase  price is deemed to be at fair market value. If the purchase price equals or exceeds the SBE Price, but is less than the  structuring  price,  then  Scotia  LLC is  required  to engage an independent forestry consultant to confirm that the purchase price reflects fair market value.  In December  2004,  the  California  State Board of  Equalization
adopted the new Harvest  Value  Schedule  for the first six months of 2005.  The prices  published in that schedule  (which  exceeded the applicable  structuring prices) reflected a 14.3% increase in the SBE Price for small redwood logs and a
12.5%  increase for small  Douglas-fir  logs from the prices  published  for the third half of 2004. In June 2005,  the  California  State Board of  Equalization
adopted the new Harvest Value  Schedule for the second half of 2005.  The prices established in that schedule  (which exceed the applicable  structuring  prices)
reflected a 4.2% increase in the SBE Price for small redwood logs from the price published  for  the  first  half of  2005.  There  was no  change  in the  small
Douglas-fir  log price from the price  published for the first half of 2005.

     Palco has  continued  to  examine  ways in which to achieve  cost  savings.
During  2004,  Palco  opened its new  (replacement)  planer  facility  and began construction on its sawmill. Palco has spent $26.7 million through September 30,
2005,  on the new  sawmill  and  planer  facility  ($20.5  million  of which was expended  in  2004).  The new  sawmill  construction  project  is  substantially complete and, while production levels at the new sawmill continue to improve, it is not yet operating at planned  capacity and is not expected to achieve planned production rates for the remainder of 2005. Funds for this project were provided from cash  resources and  borrowings  under the Palco Credit  Agreement and cash made  available as a result of borrowings  under the Term Loan and the Revolving
Credit  Facility.  As part of the project,  Palco's  Carlotta mill was closed in
2004 and its  Fortuna  mill was closed in June  2005.  As a result of these mill closures,  Palco  recognized  severance  costs of $0.7 million in 2005.  Certain equipment  from these mills is being moved to the new sawmill and  management is considering  alternative  uses  for  the  properties  and  remaining  equipment, including  sales to third  parties.  Further  actions may be taken in the fourth quarter  of 2005 as a result of  Palco's  continuing  evaluation  process  or in response to the financial  difficulties  described  elsewhere in this Form 10-Q, and writedowns of certain assets may be required.

     As noted above,  Palco will continue to require funds  available  under the
Revolving Credit Facility and Term Loan, and expects  additional  liquidity will be  needed,  in  order to meet  its  working  capital  and  capital  expenditure requirements for the next year. Furthermore,  Palco's cash flows from operations may be adversely  affected by diminished  availability  of logs from Scotia LLC, lower lumber prices, adverse weather conditions,  pending legal,  regulatory and environmental  matters or increased  funding  requirements for its pension plan.
See "Results of  Operations--Forest  Products Operations" above, as well as Note
8, for discussion of the regulatory,  environmental  and legal matters affecting harvest levels and operating costs.  Capital expenditures were $11.7 million for the first nine months of 2005 and are  expected to be between  $4.5  million and
$6.1 million for the remainder of 2005, subject to available cash.

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

     Real Estate Operations

     Capital  expenditures and real estate  improvements  and development  costs were $12.1  million  for the first nine  months of 2005 and are  expected  to be between  approximately  $6.0  million to $7.0  million  for  remainder  of 2005, primarily for  infrastructure  construction  obligations at Fountain Hills.  The
Company  expects  that  these  expenditures  will be funded by cash  flows  from operations, existing cash and available credit facilities.

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

     Racing Operations

     Capital  expenditures and investments in new ventures were $3.3 million for the first nine months of 2005 and an additional $0.2 million is expected for the remainder of 2005.

     In the first quarter of 2005, SHRP, Ltd.  borrowed $4.5 million from MAXXAM
Parent to fund its 2005  capital  expenditures  and improve its working  capital position.  In the third quarter of 2005,  SHRP, Ltd.  borrowed $1.3 million from
MAXXAM Parent to make additional capital  expenditures.  SHRP, Ltd.'s management expects that SHRP,  Ltd. may require  additional  advances from MAXXAM Parent to fund its operations and capital  expenditures  in the next year.  SHRP,  Ltd. is
experiencing   strong  competition  from  internet  wagering  and  "racinos"  in surrounding  states.  These  factors  will  also  play a role  in  SHRP,  Ltd.'s long-term  liquidity.  SHRP,  Ltd's  management  believes  that cash  flows from operations may not be sufficient to fund its operations and capital expenditures on a long term basis.  Therefore,  additional  advances  from  MAXXAM  Parent or additional working capital sources may be required.

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

Trends

     Forest Products

     See Notes 1 and 8 and Part I, Item 2. "Management's Discussion and Analysis
of  Financial  Conditions  and Results of  Operations--Financial  Condition  and
Investing and Financing  Activities--Forest Products Operations" for information regarding various regulatory, environmental,  litigation and other matters which have caused and are  expected to continue to cause delays in the approval of the
Company's  THPs and the  ability to harvest on THPs once they are  approved,  as well as adverse impacts on timber harvest levels and timber harvesting and other costs, resulting in significant liquidity difficulties for both Palco and Scotia
LLC. Both Palco and Scotia are evaluating  their liquidity  alternatives.  There can be no assurance that Scotia LLC and/or Palco will have sufficient  liquidity to satisfy  their  debt  service  obligations  and fund  their  working  capital requirements.

     Scotia LLC has announced  that its projected  average  annual harvest level over the  ten-year  period  beginning  2006 is estimated  at  approximately  100 million board feet per year. This harvest level reflects Scotia LLC management's most recent estimate of the cumulative impact of ongoing regulatory limitations, prescriptions, and other actions.

     Real Estate

     As previously disclosed, PDMPI had been considering various alternatives to accelerate sales of its approximately 1,100 acres of undeveloped land as well as disposition  of other assets.  In connection  with this,  PDMPI had been working with an agent to solicit  developer  and  investor  interest in  acquiring  such acreage and other  assets.  This program  resulted in a large parcel sale during the third  quarter of 2005.  PDMPI  continues to solicit  developer and investor interest on the remaining undeveloped acres.

     Racing

     During  its  regular  legislative  session  that  ended in May 2005 and two subsequent 30-day special sessions the Texas Legislature considered a variety of alternatives to address a projected budget shortfall,  including enhancing state revenues through  additional forms of gaming such as video lottery  terminals at existing horse and dog racing tracks,  gaming on Indian  reservations,  and full casinos; however, the Legislature adjourned from its regular session and special sessions of 2005 without enacting any such legislation. The next regular session of the Texas  Legislature  will begin in January of 2007. The Company intends to continue to vigorously  pursue any such legislation which is favorable to it. As any  legislation  expanding  gaming in Texas may well  require  the  approval of two-thirds of each  legislative  house and a majority of the state's voters,  no assurance  can be given  that any such  legislation  will be  enacted  or become effective.  Moreover,  it is impossible to determine  what the provisions of any such legislation will be or its effect on the Company.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in  interest  rates  primarily  under the
Scotia LLC Line of Credit and the  Revolving  Credit  Facility and Term Loan, as
well as certain other debt  facilities  used to finance real estate  development activities.  As of September  30, 2005,  there were $96.4  million in borrowings outstanding  under  all  variable  rate  facilities.  Based  on  the  amount  of borrowings  outstanding  under these  facilities  during the nine  months  ended
September 30, 2005, a 1.0% change in interest rates effective from the beginning of the year would have  resulted in an increase or decrease in interest  expense for the period of $0.6 million.

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

     As of the end of the period covered by this report,  our management carried out an  evaluation,  under the  supervision  and with the  participation  of the
Company's management,  including our Chief Executive Officer and Chief Financial
Officer,  of the  effectiveness  of the design and  operation  of the  Company's disclosure  controls and procedures.  Based on the  evaluation,  our management, including our Chief  Executive  Officer and Chief Financial  Officer,  concluded that the  Company's  disclosure  controls and  procedures  were  effective as of
September 30, 2005.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The Company may from time to time  purchase  shares of its Common  Stock on national  exchanges or in  privately  negotiated  transaction.  Through the nine months ended  September  30,  2005,  the Company  purchased  8,600 shares of its
Common Stock at $22.05 per share for a total of $0.2 million in June 2005.

ITEM 6.   EXHIBITS

      a.  Exhibits:

          10.1 Omnibus  Amendment  to  Revolving  Credit  Agreement,  Term  Loan
               Agreement,  Intercreditor  Agreement and Guarantee and Collateral
               Agreements (incorporated herein by reference to Exhibit 10.1 to a
               Current Report on Form 8-K of the Company dated October 26, 2005)

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

                                                      MAXXAM INC.

Date: November 9, 2005   By:          /S/  PAUL N. SCHWARTZ
                         ---------------------------------------------------
                                              Paul N. Schwartz
                             President, Chief Financial Officer and Director
                                       (Principal Financial Officer)

Date: November 9, 2005    By:       /S/          M. EMILY MADISON
                          -------------------------------------------------
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

CBD: Center for Biological Diversity

CDF: California Department of Forestry and Fire Protection

CDF Harvest Limit: Annual harvest limit established by the CDF

CDFG: California Department of Fish and Game

CESA: California Endangered Species Act

Class A Preferred Stock: The Company's Class A $.05 Non-Cumulative Participating
Convertible Preferred Stock

Common Stock:  The Company's $0.50 par value common stock

Company:  MAXXAM Inc., including its subsidiaries

Consistency  Determinations:  Documents  issued by CDFG in  February  2005 which stated that as long as Palco continues to follow the requirements of its HCP and has Federal  Permits (which were  unaffected by the EPIC  SYP/Permits  lawsuit), then Palco meets all  requirements  under CESA for the  incidental  take of coho salmon or the marbled murrelet.

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

Fountain Hills:  Fountain Hills, a master-planned  residential community located in Fountain Hills, Arizona

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

North Coast Water Board:  California  North Coast Regional Water Quality Control
Board

Noteholders: Holders of the Timber Notes

Noteholder Committee:  An ad hoc committee of holders of the Timber Notes

Omnibus  Amendment:  Amendment to Revolving  Credit  Facility and Term Loan (and
other loan documents) entered into on October 26, 2005

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

SEC:  The Securities and Exchange Commission

Services  Agreement:  Agreement  between Scotia LLC and Palco  provides  certain operational,  management and related  services to Scotia LLC with respect to the
Scotia LLC Timberlands

SFAS:  Statement of Financial Accounting Standards

SFAS No. 123(r):  SFAS No. 123 (revised 2004), "Share-Based Payments"

SFAS No. 151:  SFAS No. 151, "Inventory Costs"

SFAS No. 153: SFAS No. 153,  "Exchange of  Nonmonetary  Assets," an amendment of
APB Opinion No. 29

SHRP,  Ltd.:  Sam Houston  Race Park,  Ltd., a wholly  owned  subsidiary  of the
Company

State: State of California

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

WWDRs:  Watershed-wide waste discharge requirements