Form 10-K
MAXXAM INC
filed 2006-03-15
CIK 63814

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 Commission File Number 1-3924

                         MAXXAM INC.
  (Exact name of Registrant as Specified in its Charter)

    Delaware                                                       95-2078752
(State or other jurisdiction                                   (I.R.S. Employer
 of incorporation or organization)                        Identification Number)

     1330 Post Oak Blvd., Suite 2000                                77056
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

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes     No X

      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes     No X

     Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the
Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No

     Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. X

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):
Large accelerated filer       Accelerated filer X         Non-accelerated filer

     Indicate  by check mark  whether  the  Registrant  is a shell  company  (as defined in Rule 12b-2 of the Exchange Act). Yes No X

     The aggregate market value of the voting and non-voting  common equity held by non-affiliates  computed by reference to the price at which the common equity was last sold,  as of the last  business day of the  Registrant's  most recently completed second fiscal quarter: $71.6 million.

    Number of shares of common stock outstanding at March 1, 2006: 5,967,942

                  DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of Registrant's  definitive  proxy statement,  to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's  fiscal year, are incorporated by reference under Part III.

                                TABLE OF CONTENTS

                                     Part I

[PG NUMBER]
Item 1.  Business..............................................................
                  General......................................................
                  Forest Products Operations...................................
                  Real Estate Operations.......................................
                  Racing Operations............................................
                  Kaiser Aluminum..............................................

Item 1A. Risk Factors..........................................................

Item 1B. Unresolved Staff Comments.............................................

Item 2.  Properties............................................................

Item 3.  Legal Proceedings.....................................................

Item 4.  Submission of Matters to a Vote of Security Holders...................

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
           and Issuer Purchases of Equity Securities...........................

Item 6.  Selected Financial Data...............................................

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations.......................................................

Item 7A. Quantitative and Qualitative Disclosures About Market Risk............

Item 8.  Financial Statements and Supplementary Data...........................
                  Report of Independent Registered Public Accounting Firm......
                  Consolidated Balance Sheets..................................
                  Consolidated Statements of Operations........................
                  Consolidated Statements of Cash Flows........................
                  Consolidated Statements of Stockholders' Deficit.............
                  Notes to Consolidated Financial Statements...................

Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...............................................

Item 9A. Controls and Procedures...............................................

Item 9B. Other Information.....................................................

                                    Part III

Items 10-14   To be filed with the Registrant's definitive proxy statement

                                    Part IV

Item 15. Exhibits and Financial Statement Schedules............................

Signatures.....................................................................

Index of Exhibits..............................................................

Glossary of Defined Terms......................................................

                                     PART I

ITEM 1.    BUSINESS

General

     MAXXAM Inc. and its controlled  subsidiaries are  collectively  referred to herein as the "Company" or "MAXXAM"  unless  otherwise  indicated or the context indicates  otherwise.  The term  "MAXXAM  Parent"  refers  to the  Company  on a stand-alone basis without its  subsidiaries.  Some terms used herein are defined in the Glossary of Defined Terms. The Company  conducts the substantial  portion of its operations  through its  subsidiaries,  which operate in three  principal industries.  Any reference herein to a company includes the subsidiaries of that company unless otherwise noted or the context indicates otherwise.

o    Forest  products,  through MAXXAM Group Inc. ("MGI") and MGI's wholly owned subsidiary,  The Pacific Lumber Company ("Palco"), and Palco's wholly owned subsidiaries,  Scotia Pacific  Company LLC ("ScoPac") and Britt Lumber Co.,
     Inc.  ("Britt").  MGI engages in the growing and  harvesting of redwood and
     Douglas-fir timber, the milling of logs into lumber and related operations.
     Housing,  construction  and  remodeling  are the principal  markets for the
     Company's lumber products.

o    Real estate  investment and  development,  through MAXXAM Property  Company
     ("MPC") and other wholly  owned  subsidiaries  of the  Company,  as well as
     joint  ventures.   These  subsidiaries  are  engaged  in  the  business  of
     residential  and  commercial  real  estate   investment  and   development,
     primarily  in  Arizona,  California,   Puerto  Rico  and  Texas,  including
     associated golf course or resort operations in certain locations,  and also own several commercial real estate properties that are subject to long-term lease arrangements.

o    Racing  operations,  through Sam Houston Race Park, Ltd. ("SHRP,  Ltd."), a
     Texas limited partnership, wholly owned by the Company. SHRP, Ltd. owns and operates a Class 1 pari-mutuel horse racing facility in the greater Houston
     metropolitan   area,  and  a  pari-mutuel   greyhound  racing  facility  in
     Harlingen, Texas.

     In addition to the above, the Company owns approximately  50,000,000 shares
("Kaiser Shares") of the common stock of Kaiser Aluminum Corporation ("Kaiser"), which  represent  approximately  63%  of  Kaiser's  common  stock.  However,  in
2002-2003,  Kaiser  and a number of its  subsidiaries  filed for  reorganization under  Chapter 11 of the United  States  Bankruptcy  Code  ("Bankruptcy  Code").
Kaiser's plan of  reorganization,  which  provides for the  cancellation  of the equity interests of current  shareholders  without  consideration or obligation, was confirmed by the Bankruptcy  Court  supervising the Kaiser  bankruptcy cases
("Kaiser  Bankruptcy  Court")  in  February  2006.  However,  Kaiser's  plan  of reorganization  is not yet  final,  as it must  still  be  approved  by the U.S.
District  Court before Kaiser can emerge from Chapter 11, and is also subject to appeal. See "- Kaiser Aluminum" and Notes 1 and 10 to the Consolidated Financial
Statements  contained  herein  for  further  information.  Except  as  otherwise indicated,  all  references  herein  to  "Notes"  represent  the  Notes  to  the
Consolidated Financial Statements contained herein.

     This   Annual   Report   on   Form   10-K   contains    statements    which
constitute"forward-looking   statements"  within  the  meaning  of  the  Private
Securities Litigation Reform Act of 1995 ("PSLRA"). These statements appear in a number of places (see Item  1."Business-Forest  Products  Operations-Timber  and
Timberlands" and "-Regulatory  and  Environmental  Factors;" most sections under
Item 3. "Legal  Proceedings;"  and several sections under Item 7.  "Management's
Discussion and Analysis of Financial Condition and Results of Operations"). Such
statements can be identified by the use of  forward-looking  terminology such as
"believes,"   "expects,"  "may,"   "estimates,"   "should,"   "could,"  "plans,"
"intends,"  "projects,"  "seeks," or  "anticipates"  or the negative  thereof or other  variations  thereon  or  comparable  terminology,  or by  discussions  of strategy. Readers are cautioned that any such forward-looking statements are not
guarantees   of  future   performance   and   involve   significant   risks  and
uncertainties,   and  that  actual   results  may  vary   materially   from  the
forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and
business  conditions,   developments  in  technology,   the  ability  to  obtain
financing, new or modified statutory,  environmental or regulatory requirements, litigation developments,  and changing prices and market conditions. This Report
identifies   other   factors   which  could  cause   differences   between  such
forward-looking  statements and actual  results.  No assurance can be given that these are all of the factors that could cause actual results to vary  materially from the forward-looking statements.

Forest Products Operations

   General

     The Company engages in forest products operations through MGI, Palco, Britt and ScoPac.  Palco,  which has been in continuous  operation for over 130 years, engages in the growing and  harvesting of redwood and  Douglas-fir  timber,  the milling of logs into lumber products, and certain related operations.  Palco has over the past several years implemented a number of changes intended to allow it to operate on a more efficient and cost effective basis.  These changes included undertaking  a  mill  improvement  project  that  included  constructing  a  new technologically advanced sawmill,  installing a new planer facility, closing two of its older  sawmills  (Carlotta  and Fortuna) and most of its  remanufacturing
facilities,   and   eliminating   certain  of  its   facilities,   such  as  its
company-staffed logging operations. See "- Production Facilities."

     The  Company's  forest  products  operations  have been  significantly  and adversely  affected by, among other things,  the failure of the California North
Coast  Regional  Water  Quality  Control  Board  ("North  Coast Water Board") to
release for harvest a number of ScoPac's timber  harvesting  plans ("THPs") even though the plans have already  been  approved by the other  government  agencies
which  review   ScoPac's  THPs  and  are  in  compliance  with  Palco's  habitat conservation plan. See "-Regulatory and Environmental Factors-Water Quality" and
Item 7. "Management's Discussion and Analysis of Financial Condition and Results
of Operations-Financial Condition and Investing and Financing Activities- Forest
Products Operations."

   Timber and Timberlands

     This  section  contains   statements   which  constitute   "forward-looking
statements"   within   the   meaning   of   the   PSLRA.   See   this   section,
"Business-General"  above  and Item 1A.  "Risk  Factors"  below  for  cautionary information with respect to such forward-looking statements.

     Palco owns and manages,  principally through ScoPac,  approximately 217,000 acres of virtually contiguous commercial  timberlands located in Humboldt County along the northern  California  coast, an area which has very favorable soil and climate conditions for growing timber.  These timberlands,  which are located in close  proximity to Palco's  sawmills  and have an  extensive  network of roads, contain  predominantly  conifer timber.  Palco's conifers consist (by volume) of approximately  66%  redwood,  30%  Douglas-fir,  and 4%  other  conifer  timber.
Approximately  204,000 acres of Palco's timberlands are owned by ScoPac ("ScoPac
Timberlands"),  and ScoPac has the exclusive  right to harvest  ("ScoPac  Timber
Rights")  approximately  12,200  acres of  timberlands  owned  by Palco  and its subsidiary,  Salmon  Creek LLC  ("Salmon  Creek").  The timber in respect of the
ScoPac  Timberlands and the ScoPac Timber Rights is collectively  referred to as the "ScoPac  Timber"  and the  timberlands  in respect of the ScoPac  Timber are referred to as the "ScoPac Timber  Property." The ScoPac Timber Property and the
timberlands of Palco and Salmon Creek are collectively referred to as the "Palco
Timberlands."  Substantially  all of ScoPac's assets are pledged as security for its 6.55% Series B Class A-1 Timber  Collateralized  Notes, 7.11% Series B Class
A-2  Timber   Collateralized   Notes  and  7.71%   Series  B  Class  A-3  Timber
Collateralized Notes (collectively, the "Timber Notes"). The Indenture governing the Timber Notes is referred to herein as the "Timber Notes  Indenture." Under a
master  purchase   agreement   between  Palco  and  Scopac   ("Master   Purchase
Agreement"),  Palco harvests and purchases from ScoPac virtually all of the logs harvested from the ScoPac Timber. See "-Relationships among the Palco Companies"
below for a description of this and other  relationships among the Palco, Scopac and Salmon Creek.

     Timber generally is categorized by species and the age of a tree when it is harvested. "Old growth" trees are often defined as trees which have been growing for  approximately  200 years or longer  and "young  growth" or "second  growth"
trees are those  which have been  growing  for less than 200  years.  The forest products  industry  grades  lumber into  various  classifications  according  to quality.  The two broad  categories  into  which all  grades  fall  based on the
absence  or  presence  of  knots  are  called   "upper"  and  "common"   grades,
respectively.  Old growth trees have a higher  percentage  of upper grade lumber than young growth trees.

     ScoPac's  foresters,   wildlife  and  fisheries   biologists,   geologists,
botanists and other personnel provide a number of forest stewardship techniques, including protecting ScoPac Timber from forest fires, erosion, insects and other damage,  overseeing  reforestation  activities,  and implementing and monitoring environmental and regulatory  compliance.  ScoPac's  personnel also prepare THPs
and  maintain  and  update  the  information   contained  in  its   geographical
information system ("GIS"). See "-Harvesting  Practices" below for a description of the GIS updating  process and the THP preparation  process.  Palco and ScoPac engage in extensive efforts to supplement the natural regeneration of timber and increase  the  amount of timber on the Palco  Timberlands.  ScoPac and Palco are required to comply with California forestry regulations regarding reforestation, which generally require that an area be reforested to specified standards within an established  period of time.  Pursuant to the services  agreement  ("Services
Agreement") between Palco and ScoPac described below (see "-Relationships  among the Palco  Companies"),  Palco  conducts  regeneration  activities on the ScoPac
Timber Property on behalf of ScoPac.  Reforestation  of redwood timber generally is  accomplished  through redwood sprouts from the stumps of harvested trees and the  planting  of redwood  seedlings  at levels  designed  to  optimize  growth.
Douglas-fir timber is regenerated almost entirely by planting seedlings.  During
2005, Palco planted an estimated 1,350,000 redwood and Douglas-fir seedlings.

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

     Palco and ScoPac are also subject to federal and state laws  providing  for the protection and  conservation of wildlife  species which have been designated
as  endangered  or  threatened,   certain  of  which  are  found  on  the  Palco
Timberlands.  These laws  generally  prohibit  certain  adverse  impacts on such species  (referred to as a "take"),  except for  incidental  take which does not jeopardize  the  continued  existence  of the  affected  species and occurs as a result of operations that comply with an approved habitat  conservation plan and related incidental take permit. A habitat  conservation plan analyzes the impact of the incidental take and specifies measures to monitor,  minimize and mitigate such  impact.  As  part  of  the  Headwaters  Agreement  (see  "-Regulatory  and
Environmental  Factors-Environmental  Plans"), the federal and state governments approved a sustained  yield plan ("SYP")  (see  "-Regulatory  and  Environmental
Factors-Environmental   Plans")  and  a  comprehensive   multi-species   habitat
conservation plan ("HCP", and together with the SYP, the "Environmental  Plans")
in respect of substantially all of the Palco Timberlands.

     In  connection  with two  lawsuits  filed  against the Palco  Companies,  a
California  trial court  invalidated  the SYP and the  incidental  take  permits issued by California in connection  with the  Environmental  Plans  ("California
Permits").  However, the Palco Companies appealed this decision, and in December
2005,  the appeals court reversed the trial court's  ruling.  See Item 3. "Legal
Proceedings-Forest  Products Litigation" for further information  regarding this matter.  As a result of these  cases,  ScoPac from October 2002 until March 2005 obtained  review and approval of its THPs under an alternative  procedure in the
California  forest  practice rules known as "Option C." Option C is available to landowners  who have  submitted an "Option A" plan to the CDF for review (as was done by  Palco).  An  approved  Option  A plan is an  alternative  to  obtaining approval of a sustained yield plan.  Palco's Option A plan ("Option A Plan") was approved by the CDF in March 2005.  The Palco  Companies are  currently  relying upon its Option A Plan to obtain THP approvals,  and will likely  continue to do so in the future.

   Harvesting Practices

     The  ability  of Palco to  harvest  timber  depends  in large part upon the ability to obtain  regulatory  approval of THPs prepared by ScoPac's  foresters.
Prior to harvesting timber in California,  companies are obligated to obtain the
CDF's  approval of a detailed  THP for the area to be  harvested.  A THP must be submitted  by a  Registered  Professional  Forester  and is  required to include information  regarding the method of proposed timber  operations for a specified area,  whether the operations  will have any adverse  impact on the  environment and, if so, the  mitigation  measures to be used to reduce any such impact.  The
CDF's  evaluation  of THPs  incorporates  review  and  analysis  of such THPs by several  California  and federal  agencies  and public  comments  received  with respect to such THPs.  The number of  ScoPac's  approved  THPs and the amount of timber covered by such THPs can vary significantly from time to time,  depending upon the  timing of  agency  review  and other  factors.  Timber  covered  by an approved THP is typically  harvested within a one-year period from the date that harvesting first begins.

     The  Timber  Notes  Indenture  requires  ScoPac  to use  its  best  efforts
(consistent  with prudent  business  practices)  to maintain a number of pending
THPs which,  together  with THPs  previously  approved,  would  cover  rights to harvest a quantity of ScoPac  Timber  adequate  to pay  interest  and  principal amortization based on the Minimum Principal  Amortization schedule (as set forth in the Timber  Notes  Indenture)  for the Timber  Notes for the next  succeeding twelve-month  period.  See Item 7.  "Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations-Financial  Condition and Investing
and Financing  Activities-Forest  Products  Operations"  regarding delays by the
North Coast Water Board in releasing already-approved THPs for harvest. Also see
"-Regulatory  and  Environmental  Factors,"  Item 3.  "Legal  Proceedings-Forest
Products  Litigation,"  and Item 7.  "Management's  Discussion  and  Analysis of
Financial  Condition and Results of Operations"  for various legal,  regulatory, environmental  and other  challenges  being  faced by Palco in  connection  with timber harvesting and other operations on its timberlands.

     ScoPac  maintains  the GIS,  a  detailed  geographical  information  system covering the Palco Timberlands.  The GIS covers numerous aspects of these timber properties,  including  timber  type,  site  productivity  class,  wildlife  and botanical data, geological information,  roads, rivers and streams.  Pursuant to the  Services  Agreement,  Palco,  to the extent  necessary,  assists  ScoPac in updating,  upgrading and improving the GIS and the other computer  systems owned by ScoPac.  By carefully  monitoring  and updating this data base and conducting field  studies,  ScoPac's  foresters  are better able to develop  detailed  THPs addressing the various  regulatory  requirements.  ScoPac also utilizes a Global
Positioning  System ("GPS"),  which can provide  precise  location of geographic features  through  satellite  positioning.  Use of the GPS greatly  enhances the quality and efficiency of the GIS data.

     ScoPac employs a variety of  well-accepted  methods of selecting  trees for harvest  designed to achieve  optimal  growth and  regeneration.  These methods, referred to as "silvicultural  systems" in the forestry  profession,  range from very light  thinnings  (aimed at enhancing the growth rate of retained trees) to clear cutting, which results in the harvest of nearly all trees in an area (with the  exception  of  sub-merchantable  trees  and  trees  retained  for  wildlife protection  and future  stand  enhancement)  and  replacement  with a new forest stand.  In between are a number of varying levels of partial harvest that can be employed.

   Production Facilities

     Palco  operates  two highly  mechanized  sawmills  and  related  facilities located in Scotia,  California  and Arcata,  California.  Palco's  sawmills  had historically  been  supplied  almost  entirely  from timber  harvested  from its timberlands.  More recently, Palco has had to supplement its internal log supply with logs  purchased from third  parties.  Palco has over the years  implemented numerous  technological advances that have increased the operating efficiency of its production facilities and the recovery of finished products from its timber.

     In April 2004, Palco commenced a mill improvement project,  including a new sawmill located in Scotia.  The new sawmill was  constructed in two phases.  The first phase of the project,  the  processing of smaller  diameter  second growth logs (up to 24" in  diameter)  is a  high-speed  processing  line that  includes advanced  scanning  and  optimization  technology  intended to  maximize  lumber recovery.  The second phase,  the  relocation  of large log  equipment  from the
Carlotta mill, came on line in October 2005. This phase allows for processing of larger logs up to 60" in diameter.  Although there were more  difficulties  than
Palco expected, since commencing production, Palco has made substantial progress in refining the production process in the new mill,  particularly the high-speed small log processing line. There have been delays in completion of the large log processing  line,  however,  and it is not yet  operating at planned  production rates,  primarily due to a current  imbalance  between small  diameter and large diameter logs which impacts the mill's  throughput.  Palco also  completed a new
$5.0 million  planer  project in Scotia in January 2004.  This high speed system processes  rough  sawn  boards  into  finished  lumber at rates up to four times faster than the older planers at the former Carlotta and Fortuna mills.

     Britt's primary  business is the processing of small diameter  redwood logs into  fencing  products  for  sale to  retail  and  wholesale  customers.  Britt purchases,  primarily from Palco but also from other  timberland  owners,  small diameter (6 to 15 inch) redwood logs of varying  lengths.  Britt processes these logs at its mill into a variety of fencing products, including "dog-eared" 1" by
6" fence  stock in six foot  lengths,  4" by 4" fence posts in 6 through 12 foot lengths,  and other lumber  products in 6 through 12 foot lengths.  Britt's mill and  related  facilities  are  located in  Arcata,  California.  Britt  produced approximately 79, 86 and 76 million board feet of lumber in 2005, 2004 and 2003, respectively.

     Subject to market  conditions and lumber  supply,  Palco dries a portion of its lumber before it is processed or sold.  Air or kiln-dried  lumber  generally commands higher prices than "green"  lumber,  which is lumber sold before it has been dried.  Drying also allows Palco to compete in  additional  markets (due to lower shipping  costs  resulting  from the moisture and weight  reduction  which occurs in the drying process).  Palco owns and can operate up to 31 kilns having an annual capacity of approximately 38 million board feet.

     Palco had  previously  operated a finishing  and  remanufacturing  plant in
Scotia that processed rough lumber into a variety of finished products. However, the  facility was closed in 2005 as part of Palco's  ongoing  efforts to operate more efficiently.

     Palco owns and operates a  cogeneration  power plant which is fueled by the wood residue from logging and lumber  production  operations.  The operations of
Palco and Britt  supplied 53% of the fuel in 2005. The power plant is capable of producing up to 32.5 megawatts per hour and generates  substantially  all of the energy requirements of Scotia,  California, the town located in the midst of the
Palco  Timberlands.  Several of Palco's  facilities  are located in Scotia and a number of its employees live there. Palco sells surplus power to Pacific Gas and
Electric Company. In 2005, the sale of surplus power accounted for approximately
6% of MGI's total revenues.

   Products

     MGI produced  266.8,  298.1 and 289.3 million board feet of lumber in 2005,
2004 and 2003, respectively.  The following table sets forth the distribution of
MGI's  lumber  production  (on a net board foot  basis) and  revenues by product line:

                                          Year Ended December 31, 2005            Year Ended December 31, 2004
                                     ---------------------------------------- --------------------------------------
                                     % of Total                               % of Total
                                     Lumber        % of Total                 Lumber       % of Total
                                     Production    Lumber       % of Total    Production   Lumber      % of Total
              Product                Volume        Revenues     Revenues      Volume       Revenues      Revenues
-------------------------------  ------------- --------------- ------------ ------------ ------------ ------------
Upper grade redwood lumber                2%            5%           4%            6%          13%          12%
Common grade redwood lumber              64%           72%          61%           70%          71%          63%
                                 ------------- -------------- ------------ ------------ ------------ ------------
   Total redwood lumber                  66%           77%          65%           76%          84%          75%
                                 ------------- -------------- ------------ ------------ ------------ ------------
Upper grade Douglas-fir lumber           - %           - %          - %            1%           1%           1%
Common grade Douglas-fir lumber          33%           22%          19%           21%          14%          12%
                                 ------------- -------------- ------------ ------------ ------------ ------------
   Total Douglas-fir lumber              33%           22%          19%           22%          15%          13%
                                 ------------- -------------- ------------ ------------ ------------ ------------
Other grades of lumber                    1%            1%           1%            2%           1%           1%
                                 ------------- -------------- ------------ ------------ ------------ ------------
         Total lumber                   100%          100%          85%          100%         100%          89%
                                 ============= ============== ============ ============ ============ ============
Logs                                                                 5%                                      3%
                                                              ============                           ============
Wood chips........                                                   2%                                      2%
                                                              ============                           ============

     In  2005,  MGI  sold  281.9  million  board  feet of  lumber.  See  Item 7.
"Management's  Discussion  and  Analysis of Financial  Condition  and Results of
Operations-Results  of  Operations-Forest  Products  Operations"  for additional information.  Lumber  products  vary  greatly by the  species and quality of the timber from which they are  produced.  Lumber is sold not only by grade (such as
"upper"  grade  versus  "common"  grade),  but also by board size and the drying process associated with the lumber.

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

     During 2005,  MGI purchased  approximately  47.0 million board feet of logs from third parties. MGI does not have any significant contractual  relationships with third parties  relating to the purchase of logs.  Palco  produces  softwood chips from the wood residue from its milling operations. These chips are sold to third  parties  for the  production  of wood  pulp and paper  products.  Subject principally  to economic  feasibility,  Palco also  produces  and sells to third parties wood chips from hardwood trees.

   Backlog and Seasonality

     MGI's  backlog of sales orders at December 31, 2005 was $11.8  million,  of which it is estimated  that $5.3 million will be shipped in the first quarter of
2006. The sales backlog at December 31, 2004, was $50.8 million,  of which $13.8 million  was  shipped  in the  first  quarter  of  2005.  MGI  has  historically experienced  lower first  quarter  sales due  largely to the general  decline in construction-related activity during the winter months. As a consequence,  MGI's results  in any one  quarter  are not  necessarily  indicative  of results to be expected for the full year. See also  "-Regulatory  and  Environmental  Factors"
below and Item 7. "Management's  Discussion and Analysis of Financial  Condition
and  Results of  Operations-Financial  Condition  and  Investing  and  Financing
Activities-Forest Products Operations."

   Marketing

     The housing,  construction  and remodeling  markets are the primary markets for  MGI's  lumber  products.  MGI's  goal  is to  maintain  a  wide  geographic distribution of its products.  MGI's accounts are primarily wholesale,  followed by industrial end users,  manufacturers,  retailers and exporters. MGI's redwood and Douglas-fir  lumber is sold throughout the entire United States,  as well as to export markets.  Common grades of redwood lumber are sold principally west of the Mississippi  River,  with  California  accounting for  approximately  80% of common  redwood  sales in 2005.  Common  grades of  Douglas-fir  lumber are sold primarily in California.  In 2005,  MGI's largest three customers  accounted for approximately  16%, 6% and 6%,  respectively,  of MGI's total net lumber  sales.
Exports of lumber  accounted for less than 1% of MGI's total net lumber sales in
2005.  MGI  markets its  products  through its own sales  staff,  which  focuses primarily on domestic sales.

     MGI actively  follows  trends in the housing,  construction  and remodeling markets in order to maintain an appropriate level of inventory and assortment of
products.   Due  to  its  high  quality  products,   strong  brand  recognition,
competitive  prices and long  history,  MGI  believes it has a strong  degree of customer  loyalty.  However,  this customer  loyalty would be severely tested if long-term  product  shortages result from the regulatory and other  difficulties being experienced by Palco. See Item 7. "Management's Discussion and Analysis of
Financial Condition and Results of Operations-Financial  Condition and Investing
and Financing Activities-Forest Products Operations."

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

   Employees

     As of March 1, 2006, MGI had approximately 635 employees.

   Relationships among the Palco Companies

     The Palco  Companies  are  parties to several  agreements  between or among themselves,  including the Master Purchase Agreement, the Services Agreement, an
additional   services   agreement,   a  reciprocal  rights  agreement,   and  an
environmental indemnification agreement.

     The Master Purchase  Agreement between Palco and ScoPac governs the sale to
Palco of logs harvested from the ScoPac Timber Property. As Palco purchases logs from ScoPac pursuant to the Master Purchase Agreement, Palco is responsible,  at its own expense,  for harvesting and removing the standing ScoPac Timber covered by approved THPs,  with the purchase  price being based upon "stumpage  prices."
Title to, and the obligation to pay for, harvested logs passes to Palco when the logs are measured.  The Master Purchase Agreement contemplates that all sales of logs by ScoPac to Palco will be at fair market value (based on stumpage  prices)
for each species and category of timber.  The Master Purchase Agreement provides that if the purchase  price  equals or exceeds the SBE Price (as defined  below)
and a structuring  price set forth in a schedule to the Timber Notes  Indenture, the purchase  price is deemed to be at fair market value.  If the purchase price equals or exceeds the SBE Price,  but is less than the structuring  price,  then
ScoPac is required to engage an independent  forestry consultant to confirm that the purchase price reflects fair market value. "SBE Price" is the stumpage price for each species and category of timber as set forth in the most recent "Harvest
Value Schedule" (or any successor publication) published by the California State
Board of Equalization  (or any successor  agency)  applicable to the timber sold during the applicable period. Harvest Value Schedules are published twice a year for  purposes  of  computing  a yield tax  imposed on timber  harvested  between
January 1 through  June 30 and July 1 through  December  31.  SBE Prices are not necessarily  representative  of  actual  prices  that  would  be  realized  from unrelated parties at subsequent dates.

     ScoPac  relies on Palco,  pursuant to the  Services  Agreement  between the companies, to provide operational, management and related services not performed by ScoPac's own  employees  with respect to the ScoPac  Timber  Property.  These services  include  protecting the ScoPac Timber from fire,  disease and insects;
maintaining and rehabilitating roads on the ScoPac Timber Property; building new roads to permit  the  harvesting  of ScoPac  Timber;  providing  certain  timber
management  services,   such  as  replanting  and  reforestation,   designed  to
supplement  the natural  regeneration  of, and  increase  the amount of,  ScoPac
Timber;  assisting  ScoPac to comply  with all  applicable  environmental  laws;
advising and consulting with ScoPac regarding legislative matters; preparing and filing on behalf of ScoPac (at Palco's  cost) all  pleadings  and  motions,  and otherwise  diligently  pursuing,  appeals  of  any  denial  and  defense  of any challenge to approval of any THP or the  Environmental  Plans or similar plan or permit and related matters;  and otherwise  furnishing all equipment,  personnel and expertise not within the ScoPac's  possession and  reasonably  necessary for the operation and maintenance of the ScoPac Timber Property and ScoPac Timber.

     Palco is required to provide all services under the Services Agreement in a manner consistent in all material respects with prudent business practices which are  consistent  with  then-current  applicable  industry  standards  and are in compliance in all material respects with all applicable timber laws. ScoPac pays
Palco a services fee, which is adjusted annually based on a specified government price index  relating to wood  products,  and which  covers a portion of Palco's costs of  providing  services.  ScoPac  also  reimburses  Palco  for the cost of constructing, rehabilitating and maintaining roads, and performing reforestation services,  on the ScoPac Timber Property.  Certain of such reimbursable expenses vary in relation to the amount of timber harvesting in any given period.

     ScoPac is required  to provide  certain  services  to Palco  pursuant to an additional services agreement between the companies.  These services include (i)
assisting Palco to operate, maintain and harvest its own timber properties, (ii)
updating and providing access to the GIS with respect to information  concerning
Palco's own timber properties,  and (iii) assisting Palco with its statutory and regulatory compliance. This agreement provides that Palco shall pay ScoPac a fee for such services equal to ScoPac's  actual cost of providing such services,  as determined in accordance with accounting  principles  generally  accepted in the
United States.

     The Palco Companies are parties to a reciprocal  rights agreement  whereby, among other things,  the parties have granted to each other  certain  reciprocal rights of egress and ingress through their  respective  properties in connection with the operation  and  maintenance  of such  properties  and their  respective businesses.  In  addition,  Palco and  ScoPac are  parties  to an  environmental indemnification  agreement,  pursuant  to which  Palco has  agreed to  indemnify
ScoPac from and against  certain  present and future  liabilities  arising  with respect to hazardous  materials,  hazardous materials  contamination or disposal sites, or under  environmental  laws with respect to the ScoPac Timber Property.
In particular,  Palco is liable with respect to any contamination which occurred on the ScoPac Timber Property prior to the date of its transfer to ScoPac.

   Regulatory and Environmental Factors

     This  section  contains   statements   which  constitute   "forward-looking
statements"   within  the   meaning  of  the  PSLRA.   See  this   section   and
"Business-General"  above  and Item 1A.  "Risk  Factors"  below  for  cautionary information with respect to such forward-looking statements.

      General
     The  businesses  of Palco and ScoPac are subject to a variety of California and  federal  laws and  regulations,  as well as the HCP,  dealing  with  timber harvesting  practices,  threatened and  endangered  species and habitat for such species,  and air and water quality.  Compliance  with such laws and regulations also plays a significant  role in these  companies'  businesses.  The California
Forest Practice Act ("Forest Practice Act") and related  regulations  adopted by the California Board of Forestry and Fire Protection  ("BOF") set forth detailed requirements  for the conduct of timber  harvesting  operations  in  California.
These  requirements  include  the  obligation  of  timber  companies  to  obtain regulatory  approval of detailed  THPs  containing  information  with respect to areas proposed to be harvested.  See "-Harvesting  Practices" above.  California law also requires large timberland owners,  including Palco, to demonstrate that their  proposed  timber  operations  will not  exceed  the  maximum  sustainable production of their timberlands over time. See "-Timber and Timberlands" above.

     The  federal  Endangered  Species Act  ("ESA")  and  California  Endangered
Species Act ("CESA")  provide in general for the protection and  conservation of specifically listed wildlife and plants.  These laws generally prohibit the take of certain species,  except for specifically authorized incidental take pursuant to otherwise lawful  activities which do not jeopardize the continued  existence of the  affected  species  and which  are made in  accordance  with an  approved habitat  conservation  plan and  related  incidental  take  permits.  A  habitat conservation  plan,  among other  things,  specifies  measures  to minimize  and mitigate the potential  impact of the incidental  take of species and to monitor the effects of the activities  covered by the plan. Palco is also subject to the
California  Environmental Quality Act ("CEQA"), which provides for protection of
the  state's  air  and  water   quality  and   wildlife,   and  the   California
Porter-Cologne  Water  Quality  Control Act and federal Clean Water Act ("CWA"), which require that Palco conduct its operations so as to reasonably  protect the water  quality  of nearby  rivers  and  streams.  Compliance  with such laws and related  regulations and judicial and administrative  interpretations,  together with other regulatory and  environmental  matters,  have resulted in substantial restrictions  on the scope and timing of Palco's  timber  operations,  increased operational costs  significantly,  and engendered continual litigation and other challenges to its operations.  Moreover, the cash flows of Palco and ScoPac have been adversely affected by the failure of the North Coast Water Board to release for  harvest  THPs which have  already  been  approved  by the other  government agencies that approve ScoPac's THPs. See "-Water Quality" below.

      Environmental Plans
     In March 1999,  Palco,  ScoPac and Salmon Creek  (collectively,  the "Palco
Companies")  consummated the Headwaters Agreement ("Headwaters  Agreement") with the United States and California. Pursuant to the agreement, approximately 5,600 acres of timberlands owned by the Palco Companies were transferred to the United
States  government  in exchange  for (i) an aggregate  of $300.0  million,  (ii)
approximately 7,700 acres of timberlands,  and (iii) approval by the federal and state governments of the Environmental Plans. In connection with approval of the
Environmental  Plans, the California Permits and federal incidental take permits
("Federal  Permits," and together with the California  Permits,  the "Permits"), were issued with respect to certain  threatened,  endangered  and other  species found on the timberlands covered by the Environmental Plans. The Permits were to cover the  50-year  term of the HCP and allow  incidental  take of 17  different species covered by the HCP,  including nine species which are found on the Palco
Timberlands  that have been  listed  under the ESA and/or  the CESA.  In October
2003, a California  trial court entered a judgment  invalidating the SYP and the
California  Permits.  Palco  appealed  this  decision  and in December  2005 the
appeals  court   reversed  the  trial  court's   ruling.   See  Item  3.  "Legal
Proceedings-Forest  Products Litigation" for further information  regarding this matter. The agreements which implement the Environmental  Plans also provide for various  remedies  (including the issuance of written stop orders and liquidated damages) in the event of a breach by the Palco Companies of these  agreements or the Environmental Plans.

     Under the HCP,  harvesting  activities  are  prohibited  or  restricted  on certain areas of the Palco Timberlands.  Some of these restrictions continue for the entire  50-year  term of the HCP.  For example,  several  areas  (containing substantial  quantities of timber,  including old growth redwood and Douglas-fir timber) are designated as habitat conservation areas for the marbled murrelet, a coastal seabird, and certain other species. Harvesting in certain other areas of the Palco  Timberlands is currently  prohibited  while these areas are evaluated for the potential risk of landslide. Further, additional areas alongside streams
have  been  designated  as  buffers,   in  which  harvesting  is  prohibited  or
restricted, to protect aquatic and riparian habitat.  Restrictions on harvest in streamside  buffers and  potential  landslide  prone areas may be adjusted up or down,  subject to certain  minimum and maximum  buffers,  based upon the ongoing watershed  analysis process  described below.  The adaptive  management  process described below may also be used to modify most of these restrictions.

     The first analysis of a watershed,  Freshwater,  was released in June 2001.
This  analysis was used by the Palco  Companies and the  government  agencies to develop proposed  harvesting  prescriptions.  Since then watershed  analysis has been completed and prescriptions approved for three additional  watersheds:  Van
Duzen in January  2004,  Lower  Eel-Eel  Delta in March  2004,  and Elk River in
November 2005. The Freshwater, Van Duzen, Lower Eel, and Elk River prescriptions each resulted in a reduction in the size of the streamside  buffers set forth in the  Environmental  Plans and also  provide  for  geologic  reviews  in order to conduct harvesting activities on some potential landslide-prone areas in lieu of no-harvest  restrictions.  This effectively reduced both constrained acreage and operational  restrictions  of the HCP in these  watersheds.  The  analysis for a fifth  watershed,  Upper Eel is in the process of being submitted for agency and public review, and prescriptions for this watershed are being developed.

     The  HCP  required  the  Palco  Companies,  together  with  the  government agencies,  to  establish  a schedule  resulting  in  completion  of the  initial watershed analysis process for all covered lands within five years. However, due largely to the number of agencies  involved and the depth and  complexity of the analyses,  the  process  has  required  more time than  originally  anticipated.
Accordingly,  the Palco Companies continue to work with the government  agencies to establish  appropriate  timelines and to streamline watershed analyses on the remaining portions of Palco Timberlands to ensure that such studies are time and cost efficient and continue to provide  scientific results necessary to evaluate potential  changes to the  harvesting  restrictions  on those  lands.  The Palco
Companies  have  received  an  extension  to March 2007 of the time in which the watershed analysis process must be completed.

     The HCP contains an adaptive management provision, which both the state and federal governments have clarified will be implemented on a timely and efficient basis, and in a manner which will be both  biologically and economically  sound.
This provision  allows the Palco Companies to propose changes to many of the HCP prescriptions  based  on,  among  other  things,  economic  considerations.  The
regulatory   agencies  have  also  clarified  that  in  applying  this  adaptive management  provision,  to the extent the changes  proposed do not result in the jeopardy of a particular  species,  the  regulatory  agencies  will consider the practicality  of  the  suggested  changes,  including  the  cost,  and  economic feasibility and viability. The Palco Companies and the agencies have implemented various  adaptive  management  changes related to wildlife and rare plants,  and
other  changes  relating  to  roads  and  streamside  buffers.   These  adaptive
management changes have increased the ability to conduct  harvesting  operations on the Palco Timberlands  and/or reduced operating costs while still meeting the obligations of the Environmental Plans.

     The HCP imposes certain restrictions on the use of roads on the timberlands covered by the HCP during  several  months of the year and during periods of wet weather.  However,  Palco has  conducted,  and expects to be able to continue to conduct,  some harvesting  during these periods.  An adaptive  management change approved in 2003 for the road restrictions has improved the ability to construct and use roads on the Palco  Timberlands  in ways  that are  consistent  with the operational needs of the Palco Companies. The HCP also requires that 75 miles of roads be stormproofed (i.e.,  reconstructed to reduce sediment generation) on an annual  basis and that  certain  other roads must be improved or  repaired.  The nature of this work  requires  that it be  performed  in the dry  periods of the year. To date,  over 465 miles of roads have been  stormproofed  consistent with the HCP schedule.

      Water Quality
     Laws and  regulations  dealing with water  quality are  impacting the Palco
Companies  primarily  in  four  areas:  efforts  by  the  federal  Environmental
Protection  Agency  ("EPA") and the North Coast Water Board to  establish  total maximum daily load limits  ("TMDLs") in watercourses  that have been declared to be water  quality  impaired;  actions by the North  Coast  Water Board to impose waste  discharge  reporting  requirements  in respect of watersheds on the Palco
Timberlands and in some cases,  clean-up or preventive measures;  actions by the
North Coast Water Board during the THP  approval  process  which impose  certain operational  requirements on individual THPs; and a directive of the North Coast
Water Board to its staff to develop  watershed-wide waste discharge requirements
("WWDRs") for the Freshwater and Elk River watersheds.

     Under the CWA, the EPA is required to establish TMDLs in watercourses  that have been declared to be "water  quality  impaired." The EPA and the North Coast
Water  Board  are in  the  process  of  establishing  TMDLs  for  many  northern
California rivers and certain of their tributaries,  including nine watercourses that flow  within the ScoPac  Timber  Property.  On the Palco  Timberlands,  the
relevant  contaminant  is  simple  sediment  - dust,  dirt and  gravel - that is abundant  in  watercourses  largely as a function of the area's  normally  heavy rainfall  and soil that  erodes  easily.  The  Company  expects  the  process of establishing  TMDLs to continue  into 2010. In December  1999,  the EPA issued a report dealing with TMDLs on two of the nine watercourses.  The agency indicated
that the  requirements  under the HCP would  significantly  address the sediment issues that  resulted in TMDL  requirements  for these  watercourses.  The North
Coast Water Board has begun the process of  establishing  the TMDL  requirements applicable to two other watercourses on the Palco  Timberlands,  with a targeted completion of 2007 for these two watercourses.  ScoPac's scientists are actively working with North Coast Water Board staff to ensure that these TMDLs  recognize and incorporate the environmental protection measures of the HCP. The final TMDL requirements  applicable  to the ScoPac  Timber  Property  may  require  aquatic protection  measures that are different  from or in addition to those in the HCP or that result from the prescriptions to be developed  pursuant to the watershed analysis  process  provided for in the HCP.

     For each of the winter  periods  since  2002,  Palco and  ScoPac  have been required to submit reports on sediment  discharges and erosion control practices to the North Coast Water Board in order to conduct winter harvesting  operations in the  Freshwater  and Elk  River  watersheds.  After  consideration  of  these reports, the North Coast Water Board imposed requirements on the Palco Companies to  implement  additional  mitigation  and erosion  control  practices  in these watersheds  for each of these winter  operating  periods.  The North Coast Water
Board has also  extended the  requirements  for certain  mitigation  and erosion control practices in three additional watersheds (Bear, Jordan and Stitz Creek).
The Palco Companies and the North Coast Water Board are currently in discussions to determine  what these measures will be. The  requirements  imposed to date by the North  Coast  Water  Board have  significantly  increased  operating  costs;
additional  requirements  imposed in the future could further increase costs and cause additional delays in THP approvals.

     The North Coast Water Board has also issued a clean up and abatement  order for the Elk River  watershed  ("Elk River Order"),  which is aimed at addressing existing  sediment  production  sites through clean up actions.  The North Coast
Water Board has also  initiated the process which could result in similar orders for the  Freshwater  and Bear Creek  watersheds,  and is  contemplating  similar actions  for the  Jordan and Stitz  Creek  watersheds.  The Elk River  Order has resulted in  increased  costs to Palco that could extend over a number of years.
Additional orders in other watersheds  (should they be issued),  may also result in further cost  increases.  Palco's  appeal of the Elk River Order to the State
Water  Resources  Control  Board  ("State  Water  Board") was denied.  Palco has appealed the decision of the State Water Board in state court, but has held such appeal in abeyance until a decision was reached by the California  Supreme Court on the THP No. 520  lawsuit  (see Item 3.  "Legal  Proceedings  Forest  Products
Litigation").  Now that the  California  Supreme  Court has  reached a decision,
Palco is in the  process of  considering  whether or not to pursue its appeal of the Elk River Order.

     The  North  Coast  Water  Board in  December  2003  directed  its  staff to formulate WWDRs for the Freshwater and Elk River watersheds on the ScoPac Timber
Property.  As harvesting activities on the ScoPac Timber Property cannot readily be moved  between  watersheds  due to,  among  other  things,  historic  harvest patterns,  adjacency restrictions,  and the age classes of trees, development of
WWDRs and the other matters  described  herein are expected to result in reduced harvest  levels in the  future.  The staff of the North  Coast  Water  Board has circulated  for public review and comment draft WWDRs for the Freshwater and Elk
River watersheds.  If these draft WWDRs are approved in their current form there would  likely be a  significant  adverse  impact on current  and future  harvest levels.

     As WWDRs had not been formulated, the North Coast Water Board for some time failed to release for harvest a number of  ScoPac's  THPs that had already  been approved by the other  governmental  agencies  which approve  ScoPac's  THPs. In
February 2005, the Executive Officer of the staff of the North Coast Water Board released  sufficient THPs to allow the harvest of up to 50% of the harvest limit established by the CDF for these two watersheds ("CDF Harvest Limit").  On March
16, 2005, the North Coast Water Board ordered the enrollment of additional  THPs that would allow the harvest of up to 75% of the CDF Harvest Limit for these two watersheds. Third parties subsequently appealed this decision to the State Water
Board.  On June 16, 2005, the State Water Board heard this appeal and rendered a decision  ("State  Water  Board  Order"),  which had the  effect of  disallowing further  harvesting on the  additional  25% of the CDF Harvest Limit approved by the North Coast Water Board on March 16, 2005. The State Water Board's  decision also has the effect of disallowing  further harvesting in the Freshwater and Elk
River watersheds until WWDRs for these watersheds are adopted by the North Coast
Water Board.

     On July 14,  2005,  Palco and ScoPac  filed an action  entitled The Pacific
Lumber Company and Scotia Pacific Company LLC v. State Water  Resources  Control
Board,  et al. (No.  CV050516) in Humboldt  County  Superior Court ("State Water
Board  action")  appealing the State Water Board Order.  The  companies'  appeal requested  both a stay of the State  Water  Board  Order  and a writ of  mandate seeking  reversal of the State Water Board Order.  Following a December 8, 2005,
hearing on the  companies'  requests,  the state court  denied the request for a stay,  but granted a hearing on the request for a writ of mandate.  A hearing on the writ of mandate was held on February 6, 2006 and Palco and Scopac  await the court's decision.

     On September 2, 2005, the North Coast Water Board set hearings on the draft
WWDRs for  September  14 and 15, 2005.  On  September 9, 2005,  Palco and ScoPac
filed a petition in California  state court seeking an order  mandating that the
North Coast Water Board not take any further action on the proposed  WWDRs.  The petition alleged defects in the proposed WWDRs and the North Coast Water Board's hearing  procedures.  Palco and ScoPac  requested a  preliminary  injunction  to prevent the North Coast Water Board from taking any further  action  until their petition is heard.  The Court  denied the  preliminary  injunctions  following a hearing on November 9, 2005,  and Palco and ScoPac  subsequently  dismissed  the case.

     On February 17, 2006, the North Coast Water Board held a status  conference to  determine  a  timetable  for  consideration  and  approval  of  WWDRs in the
Freshwater and Elk River  watersheds.  Although a formal  timetable has not been published,  it appears  likely that WWDRs will not be approved  before May 2006.
Such a timetable would further reduce 2006 harvest levels.

     Effective  January 1, 2004,  California  Senate Bill 810 provides  regional water quality control boards with additional  authority  related to the approval of THPs on land within  impaired  watersheds.  The Company is  uncertain  of the operational and financial  effects which will ultimately result from Senate Bill
810;  however,  because  substantially  all rivers and waterbodies on the ScoPac
Timber Property are classified as sediment-impaired,  implementation of this law could result in additional delays in obtaining  approvals of THPs, lower harvest levels and  increased  costs and  additional  protection  measures  beyond those contained  in the  HCP.  Also see the  description  of the THP No.  520  lawsuit described in Item 3. "Legal Proceedings-Forest Products Litigation."

      Impact of Future Developments
     Laws,   regulations  and  related  judicial  decisions  and  administrative interpretations  dealing with MGI's business are subject to change, and new laws and  regulations  are frequently  introduced  concerning  the California  timber industry.  From time to time, bills are introduced in the California legislature and the U.S.  Congress  which  relate  to the  business  of MGI,  including  the protection and acquisition of old growth and other  timberlands,  threatened and endangered species,  environmental  protection,  air and water quality,  and the restriction,  regulation and administration of timber harvesting  practices.  In addition  to  existing  and  possible  new  or  modified  statutory  enactments, regulatory  requirements and  administrative  and legal actions,  the California timber  industry  remains  subject  to  potential  California  or  local  ballot initiatives,  and federal and California  judicial  decisions which could affect timber  harvesting  practices.  It is not  possible to assess the effect of such future  legislative,  judicial  and  administrative  developments  on MGI or its business.

      Timber Operators License
     In order to conduct logging  operations,  road building,  stormproofing and certain other activities, a company must obtain a Timber Operator's License from the CDF. In December  2005,  Palco was granted a Timber  Operator's  License for
2006-2007.

Real Estate Operations

   General

     The Company, principally through its wholly owned subsidiaries,  invests in and develops  residential and commercial real estate,  primarily in Puerto Rico,
Arizona,  California,  and Texas.  Real estate  properties and receivables as of
December 31, 2005 are as follows:
                                                                                   Book Value as
                                                                                  of December
                                                                                  31, 2005
                                                                                 -----------------
                                                                                   (In millions)
Palmas del Mar (Puerto Rico):
   Undeveloped land and parcels held for sale                        1,094 acres $     31.7
   Property, plant and equipment, receivables and other, net                            7.2
                                                                                 -----------------
      Total                                                                            38.9
   Resort operations - Palmas Country Club(1)                                          23.1
                                                                                 -----------------
      Total                                                                            62.0
                                                                                 -----------------
Fountain Hills (Arizona):
   Residential developed lots and lots under development             147 lots           8.1
   Undeveloped residential land                                      431 acres          4.6
   Property, plant, equipment and receivables, net                                      1.3
                                                                                 -----------------
      Total                                                                            14.0
                                                                                 -----------------
Mirada (California):
   Residential developed lots                                        29 lots           11.2
   Property, plant, equipment and receivables, net                                      1.1
                                                                                 -----------------
      Total                                                                            12.3
                                                                                 -----------------
Commercial lease properties:
   Property, plant and equipment, net:
     Lake Pointe Plaza (Texas)                                                        107.7
     Cooper Cameron building (Texas)                                                   28.5
     Motel 6 facilities (10 states)                                                    43.6
     Other                                                                              3.0
                                                                                 -----------------
      Total
                                                                                       182.8
                                                                                 -----------------
Other, principally receivables                                                           1.7
                                                                                 -----------------
      Total real estate properties and receivables                               $     272.8
                                                                                 =================
---------------

(1)  Palmas Country Club operations include two 18-hole golf courses, a 20 court tennis facility,  a member clubhouse,  and a beach club.  Amounts shown are net of accumulated depreciation.
                                                                                   Book Value as
                                                                                  of December
                                                                                  31, 2005
                                                                                 -----------------
                                                                                   (In millions)
Joint Ventures:
   FireRock, LLC(1)
     Golf course, clubhouse and other club facilities                            $        15.1
     Other property, plant and equipment, net                                              2.8
                                                                                 -----------------
      Total                                                                      $        17.9
                                                                                 =================
     Investment in FireRock, LLC                                                 $         2.7
                                                                                 =================
   RMCAL, LLC (1)                                                                $        22.0
     Residential units under development
                                                                                 =================
     Investment in RMCAL, LLC                                                    $         1.9
                                                                                 =================
------------------
(1)   50% owned.  Amounts reflect the book value of that 50% interest.

     Revenues from real estate  operations were as follows in 2005 and 2004 (see
Item 7. "Management's Discussion and Analysis of Financial Condition and Results
of  Operations-Results  of  Operations-Real  Estate  Operations"  for additional details regarding 2005, 2004 and 2003 results):

                                                                         Years Ended
                                                                         December 31,
                                                                  --------------------------
                                                                      2005         2004
                                                                  ------------ -------------

Palmas del Mar:
   Real estate sales                                         $     42.3        $  30.9
   Commercial, resort operations and other
                                                                   12.1           10.9
                                                                  ------------ -------------
      Total                                                        54.4           41.8
                                                                  ------------ -------------
Fountain Hills:
   Real estate sales                                               42.9           12.7
   Commercial operations and other                                  5.4            6.7
                                                                  ------------ -------------
      Total                                                        48.3           19.4
                                                                  ------------ -------------
Mirada:
   Real estate sales                                               56.9           16.1
   Commercial operations and other                                  0.1            0.1
                                                                  ------------ -------------
      Total                                                        57.0           16.2
                                                                  ------------ -------------
Commercial lease properties:
   Lake Pointe Plaza                                               10.9            9.9
   Cooper Cameron building                                          2.3            2.3
   Motel 6 facilities                                               4.8            4.8
   Other                                                            0.3            0.2
                                                                  ------------ -------------
      Total                                                        18.3           17.2
                                                                  ------------ -------------
Other:
   Real estate sales                                                0.1              -
   Commercial operations and other                                  0.2            0.2
                                                                  ------------ -------------
      Total                                                         0.3            0.2
                                                                  ------------ -------------
         Total                                              $     178.3        $  94.8
                                                                  ============ =============

FireRock, LLC(1):
   Real estate sales                                        $         -        $  15.1
   Golf course operations                                           3.4            3.0
                                                                  ------------ -------------
      Total                                                 $       3.4        $  18.1
                                                                  ============ =============
-----------------

(1)  50% owned. Amount reflects the revenues attributable to that 50% interest.

   Palmas del Mar

     Palmas del Mar, a master-planned  residential  community and resort located on the southeastern coast of Puerto Rico near Humacao  ("Palmas"),  was acquired by a subsidiary of the Company in 1984. Originally over 2,700 acres, the Company now has approximately  1,100 acres of undeveloped land remaining at Palmas.  The
Company  conducts its operations at Palmas  through  Palmas del Mar  Properties,
Inc. ("PDMPI") and PDMPI's subsidiaries. PDMPI seeks developers and investors to acquire its acreage. Resort operations at Palmas include a country club with two golf  courses and tennis and beach club  facilities.  Certain  other  amenities, including a hotel, marina, equestrian center and various restaurants,  are owned and operated by third parties.

   Fountain Hills

     In 1968,  a  subsidiary  of the  Company  purchased  and  began  developing approximately 12,100 acres of real property in Fountain Hills, Arizona, which is located  near  Phoenix  and  adjacent to  Scottsdale,  Arizona.  The  year-round population of Fountain  Hills is over 21,000.  Development  of Fountain Hills is substantially complete.  Future sales are expected to consist of fully developed lots in two developments  known as Eagles Nest and Adero Canyon.  Eagles Nest, a
506-acre custom lot development planned to include 245 lots,  commenced sales in
2004.  Lots are being  released in phases,  with 20 lots and 78 lots having been sold in 2004 and 2005, respectively.  Development plans have been formulated for
Adero Canyon,  a 431-acre  custom lot  development  planned to include 171 lots.
Financing of the Adero Canyon  development  will be accomplished  either through new or existing credit facilities or joint venture arrangements.

     In 1998, a subsidiary of the Company  entered into and holds a 50% interest in a joint venture named  FireRock LLC  ("FireRock  LLC") to develop an 808-acre area in Fountain  Hills known as FireRock  Country Club.  The  development  is a residential,  golf-oriented,  upscale  master-planned  community  consisting  of custom  lots,  multifamily  parcels  and a  private  country  club.  The  club's championship-level  private 18-hole golf course opened in 2000. The multi-family parcels  were sold in  2001-2002  and custom lot sales  concluded  in 2004.  The venture continues to own and operate the country club.

   Mirada

     In 1991, a subsidiary of the Company  acquired  Mirada,  a 220-acre  luxury resort-residential  project  located in Rancho Mirage,  California.  Mirada is a master-planned  community  in the  Santa  Rosa  Mountains,  650 feet  above  the
Coachella  Valley floor.  Three of the six parcels  within the project have been developed, the first being a custom lot subdivision of 46 estate lots. The Lodge at Rancho Mirage,  formerly the Ritz-Carlton Rancho Mirage Hotel, which is owned and operated by a third party,  was  developed on the second  parcel.  The third parcel is a custom lot subdivision  comprised of 63 estate lots.  Sales of these lots began in 2003, and as of December 31, 2005, 35 lots had been sold. In April
2004,  a  subsidiary  of the Company  and a third party real estate  development company formed a joint venture to develop a 27 acre  residential  parcel located in the  Mirada  development.  In  connection  with the  formation  of the  joint venture,  the  Company  sold a 50%  interest in the parcel and  contributed  the remainder of the parcel to the joint venture in return for a 50% interest in the venture.

     The joint  venture,  named RMCAL,  LLC ("RMCAL") will construct and sell 46 villas  to  be  built  on  the  parcel.  The  Company's  two  remaining  parcels encompassing approximately 39 acres were sold in 2005.

   Commercial Lease Properties

     In June 2001,  subsidiaries  of the Company  acquired Lake Pointe Plaza, an office  complex  located in Sugar Land,  Texas,  for a purchase  price of $131.3 million.  The transaction was financed by the subsidiaries  through the issuance of $122.5 million of non-recourse notes and the balance from available cash. The office  complex is fully leased to affiliates of the seller through May 2021 and under  which all lease  payments  are  guaranteed  by the parent  company of the current tenant.

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

     In December 2002, a subsidiary of the Company  acquired two business trusts which own a  portfolio  of sixteen  motel  properties  located in ten  different states.  The purchase price  consisted of a cash payment of $3.5 million and the assumption of certain  non-recourse notes with an outstanding  principal balance of $49.4 million secured by the properties. The properties were acquired subject to an existing  lease  agreement  under which the  properties  are fully  leased through April 2019, and under which all obligations are guaranteed by the parent company of the current tenant.

   Marketing

     The  Company  is  engaged  in  marketing  and  sales  programs  of  varying magnitudes  at its real estate  developments.  The  Company  intends to continue selling  undeveloped acreage and semi-developed  parcels,  generally to builders and developers,  and fully developed lots to individuals and builders. All sales are made directly to purchasers  through the  Company's  wholly owned  brokerage
operations  and  its  marketing  personnel,   as  well  as  through  independent
contractors  such  as real  estate  brokers  who are  compensated  by  means  of customary real estate  brokerage  commissions.  The Company may also continue to enter into joint  ventures with third  parties  similar to those entered into in connection with the FireRock and RMCAL projects.

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
The Company's Arizona real estate operations  compete with similar businesses in the  areas  in and  surrounding  Phoenix,  Arizona,  and  the  Company's  Mirada development  faces  competition  from other  developments in the area, many with golf courses and other amenities.

     The Company's real estate operations are subject to comprehensive  federal, state and local  regulation.  Applicable  statutes and  regulations  may require disclosure of certain information concerning real estate developments and credit policies of the Company and its subsidiaries. Periodic approval is required from various agencies in connection with the design of  developments,  the nature and extent of  improvements,  construction  activity,  land use, zoning and numerous other matters.  Failure to obtain such approval,  or periodic  renewal  thereof, could adversely affect the real estate  development and marketing  operations of the Company and its subsidiaries.  Various jurisdictions also require inspection
of  properties  by  appropriate  authorities,   approval  of  sales  literature,
disclosure  to  purchasers  of  specific   information,   bonding  for  property
improvements,  approval of real estate contract forms and delivery to purchasers of a report describing the property.

   Employees

     As of March 1, 2006, the Company's real estate operations had approximately
220 employees.

Racing Operations

   General

     SHRP,  Ltd.  owns and operates Sam Houston Race Park, a Texas Class 1 horse racing facility located within the greater Houston  metropolitan area and Valley
Race Park, a greyhound racing facility  located in Harlingen,  Texas. In January
2004,  a  subsidiary  of the  Company  applied  to the Texas  Racing  Commission
("Racing Commission") for an additional license to construct and operate a Class
2  horse  racing  facility  in  Laredo,  Texas.  The  review  process  is in the preliminary  stages,  and there can be no assurance that the Company will obtain this additional license as, among other things,  there is a competing applicant.
A hearing before a State administrative law judge to review both applications is scheduled to begin on March 27, 2006.

   Racing Operations and Facilities

     Sam Houston  Race Park and Valley Race Park offer  pari-mutuel  wagering on live  thoroughbred,  quarter horse and greyhound racing during meets approved by the Racing  Commission  on a yearly basis and on simulcast  horse and  greyhound racing  throughout the year. Under the Texas Racing Act and related  regulations
(collectively,  "Racing  Act"),  commission  revenues for both  facilities are a designated portion of the pari-mutuel handle. Sam Houston Race Park had 120 days of live racing in 2005 and currently  has 110 days of live racing  scheduled for
2006. Valley Race Park had 89 live racing days during 2005, and currently has 95 live racing days scheduled for 2006.

     Revenues are also earned on simulcast  racing through both guest  simulcast arrangements  (the receipt by Sam Houston Race Park and Valley Race Park of live broadcasts  of racing  being  conducted  other  racetracks)  and host  simulcast arrangements  (the live  broadcast  to other race tracks and off track  wagering sites of racing being  conducted at Sam Houston Race Park and Valley Race Park).
Sam Houston  Race Park and Valley Race Park also derive  revenues  from food and beverages sales, admission and parking fees, group sales and advertising sales.

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

   Marketing and Competition

     SHRP,  Ltd.'s  management  believes  that the  majority of Sam Houston Race
Park's  patrons  reside  within a 25-mile  radius,  which  includes  most of the greater  Houston  metropolitan  area, and that a secondary  market of occasional patrons  exists  outside the 25-mile  radius but within a 50-mile  radius of the facility.  Sam Houston  Race Park uses a number of  marketing  strategies  in an attempt  to reach  these  people  and make them more  frequent  visitors  to Sam
Houston Race Park. Recent changes to strategies  include increased  newspaper ad sizes, expansion of website capabilities, radio advertising, increased marketing of items offered  outside of the racing  product,  a VIP program with  exclusive promotional  offers, and greater focus on casual and  event-oriented  customers.
Valley Race Park employs similar strategies to attract patrons.  Both Race Parks also rent out facilities and grounds for group events,  which increase  revenues and expose the facility to potential  customers even though the events are often unrelated to racing.

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
Other  competitive  pressures  include  simulcast  signals broadcast by racinos, which are able to offer  larger  purses and  competitive  fields,  resorts  with gaming,  and  increasing  use of the  Internet  for horse  wagering  and gaming, including  Internet  betting  services  with  customer  incentives  such as cash rebates. Sam Houston Race Park could in the future also compete with other forms of gambling  in Texas,  including  casino  gambling  on Indian  reservations  or otherwise. While Sam Houston Race Park believes that the location of Sam Houston
Race Park is a competitive advantage over the other more distant gaming ventures mentioned above,  the most significant  challenges for Sam Houston Race Park are to maintain its customer base in spite of the above competitive pressures and to develop and educate new racing fans in a market where  pari-mutuel  wagering had been  absent from the 1930's to 1994.  Other  competitive  factors  faced by Sam
Houston Race Park include the  allocation of sufficient  live racing days by the
Racing  Commission  and  attraction  of a sufficient  number and quality of race horses to run at Sam  Houston  Race  Park,  particularly  in view of the  larger purses able to be offered by racinos.  Competitive  factors faced by Valley Race
Park  include  the Texas  State  Lottery,  charitable  bingo and  Internet-based gaming,  as well as the attraction of sufficient  greyhounds to run live racing, along with the ability of Valley Race Park to market its simulcast signal due to its brief live racing season.

     During the regular  legislative session of the Texas Legislature that ended
in  May  2005  and  two  subsequent  30-day  special  sessions,   a  variety  of
alternatives were considered to address a projected budget shortfall,  including enhancing  state  revenues  through  additional  forms of  gaming  such as video lottery  terminals  at existing  horse and dog racing  tracks,  gaming on Indian reservations, and full casinos. However, neither the regular session nor the two special  sessions  resulted  in any such  legislation.  The  Company  intends to continue to vigorously pursue legislation  favorable to it. A special session is expected  to be  called  in 2006  and the  next  regular  session  of the  Texas
Legislature  will begin in January of 2007. As some  legislation may require the approval of two-thirds of each  legislative  house and a majority of the state's voters,  no assurance can be given that any such  legislation will be enacted or become effective. Moreover, it is impossible to determine what the provisions of any such legislation would be or its effect on the Company.

   Employees

     As of March 1, 2006, the Company's racing  operations had approximately 370
full  and  part-time   employees  and  approximately  330  additional   seasonal
employees.

Kaiser Aluminum

     The  Company and its  subsidiary,  MAXXAM  Group  Holdings  Inc.  ("MGHI"), collectively  own 50,000,000  shares of common stock of Kaiser,  which represent approximately 63% of Kaiser's common stock. In 2002-2003, Kaiser and a number of its  subsidiaries  filed for  reorganization  under Chapter 11 of the Bankruptcy
Code.  Kaiser's plan of  reorganization,  which provides for the cancellation of
the  equity  interests  of  current   shareholders   without   consideration  or
obligation,  was  confirmed  by the Kaiser  Bankruptcy  Court in February  2006.
However,  Kaiser's plan of  reorganization is not yet final, as it must still be approved by the U.S.  District  Court before  Kaiser can emerge from Chapter 11, and is also subject to appeal. See Note 10 for additional  information regarding the Debtors'  reorganization  proceedings and related matters.  Also see Item 3.
"Legal  Proceedings-Kaiser  Litigation,  " Item 7. "Management's  Discussion and
Analysis of Financial  Condition and Results of  Operations-Financial  Condition
and Investing  and Financing  Activities-Kaiser's  Operations,"  and  "-Critical
Accounting Policies and Estimates-Principles of Consolidation-Deconsolidation of
Kaiser" and Note 10.

Segment Information

     See Item 7.  "Management's  Discussion and Analysis of Financial  Condition
and  Results of  Operations-Results  of  Operations"  and Note 3 for  additional information  regarding  revenues,  income  or  loss,  and  total  assets  of the
Company's  three  segments,  as well as  revenues  from the  principal  products offered by each. None of the Company's  segments have material  foreign sales or assets.

Employees

     At March 1,  2006,  MAXXAM and its  subsidiaries  had  approximately  1,580 year-round and seasonal employees (excluding those employed by Kaiser),  none of whom are covered by a collective bargaining agreement.

ITEM 1A.   RISK FACTORS

Risks  Related  to  Liquidity  and  Capital  Resources  of Our  Forest  Products
Subsidiaries

     ScoPac  is  highly   leveraged  and  its  debt  service   requirements  are
substantial.

      As of December 31, 2005, ScoPac's indebtedness totaled $774.4 million, consisting of approximately $743.1 million principal amount of Timber Notes and approximately $31.3 million aggregate principal amount of indebtedness under its
Line of Credit ("ScoPac Line of Credit"). ScoPac's annual interest payments on its Timber Notes are approximately $54.0 million.

      ScoPac's annual cash flows from operations are expected to be substantially below the minimum levels necessary to satisfy its debt service obligations over at least the next several years.

     The Company expects that ScoPac's cash flows from operations, together with funds  available  under the ScoPac Line of Credit,  will be  insufficient,  by a substantial  amount, to pay the interest on the Timber Notes due on the July 20,
2006,  payment  date.  ScoPac  also  expects  to incur  principal  and  interest shortfalls for at least the next several years. ScoPac's failure to pay interest on the Timber  Notes  when due would  constitute  an event of default  under the
Timber Notes Indenture.

     If  ScoPac's  efforts to address  its  liquidity  issues are  unsuccessful,
ScoPac may default on interest payments on its Timber Notes.

     For ScoPac to avoid  defaulting  on interest  payments on its Timber Notes,
ScoPac must  successfully  implement one or more strategies  beyond the ordinary course of business, such as the following:

     o    Restructure   its  Timber  Notes  to  decrease  its  minimum   payment
          obligations.  ScoPac  in 2005  devoted  considerable  resources  in an
          attempt  to   restructure   the  Timber  Notes.   Those  efforts  were
          unsuccessful,  and ScoPac does not currently expect to restructure its required  minimum  payments on its Timber Notes  through  negotiations with holders of the Timber Notes.

     o    Obtain  significant  regulatory relief and  accommodations in order to increase its harvest  levels and ease its  regulatory  costs.  Various regulatory actions have substantially  reduced ScoPac's timber harvest and increased its costs,  reducing cash flows from operations.  ScoPac may  not be  able to  obtain  any  significant  regulatory  relief  or accommodations.

     o    Further reduce its expenditures,  by laying off employees and shutting down operations.  ScoPac has already eliminated a substantial  portion of  the  personnel  and  operations  it  believes  can  be  eliminated consistent  with  performing  its  obligations  under the Timber Notes
          Indenture and otherwise. As a result, ScoPac has very limited capacity to further reduce operating costs.

     o    Avoid incurring new liquidity,  cash flow or operational problems as a result of regulatory,  litigation or other developments. ScoPac cannot control or predict the results of its pending, or potential additional future, regulatory and litigation proceedings and matters.

     o    Seek and obtain other timely sources of liquidity,  such as from asset sales.  ScoPac's  efforts to seek other  sources  of  liquidity,  most importantly  through the ScoPac Land Sale  Program (as defined in Item
          7.  "Management's  Discussion and Analysis of Financial  Condition and
          Results of Operations  Financial Condition and Investing and Financing
          Activities Forest Products Operations ScoPac Liquidity Issues."),  may
          not be completed in time or at  sufficient  levels to enable ScoPac to generate the cash required in order to avoid  defaulting on its Timber
          Notes and the ScoPac  Line of  Credit.  Regulatory  approvals  will be required in connection  with the ScoPac Land Sale  Program,  and these approvals may not be timely received.

     If ScoPac's efforts to increase its cash flow are unsuccessful or untimely,
ScoPac may  default on the  Timber  Notes and the ScoPac  Line of Credit or seek protection by filing under the  Bankruptcy  Code. In that event,  all principal, interest and other  amounts  related to the Timber Notes may become  immediately due and payable and the ScoPac Line of Credit debt may also be  accelerated.  If these  accelerations  occur,  the  trustee  under  the  Timber  Notes  Indenture
("Trustee") may exercise all rights under the Timber Notes Indenture and related security  documents,  including applying funds to pay accelerated  amounts,  and selling  the  ScoPac  Timber  and other  assets  and using the  proceeds  to pay accelerated  amounts. A ScoPac bankruptcy could adversely affect Palco by, among other  things,  adversely  affecting  the  supply of logs that  Palco is able to purchase from ScoPac and/or by increasing the price of those logs.

     Palco is  highly  leveraged  and is  currently  in  default  under its debt facilities.

     Palco is highly leveraged.  Moreover,  due to financial  covenant breaches,
Palco and Britt are  currently  in default  under  their $35  million  term loan agreement  ("Palco  Term Loan") and their $30 million  credit  facility  ("Palco
Revolving Credit Facility").  Palco and Britt may be unable to obtain waivers of these defaults from the lenders under these two facilities.  Palco and Britt may be unable to obtain  waivers of these  defaults from the lenders under these two facilities,  which are  secured by liens on  substantially  all of their  assets except for Palco's equity interest in ScoPac. Without waivers of these defaults, the lenders may exercise a variety of rights and remedies,  such as reducing the amount  of funds  available  for  borrowing  under the  Palco  Revolving  Credit
Facility, declaring any or all loans and other amounts owed under the Palco Term
Loan and the Palco Revolving  Credit Facility to be immediately due and payable, and exercising all rights to collateral.

     Palco may be  adversely  affected  by an  inability  to  obtain  additional liquidity or timely complete asset sales.

     In an effort to reduce its  overall  debt load,  Palco is in the process of marketing  certain assets ("Palco Asset Sale Program") and seeking other sources of liquidity.  Palco may not be able to obtain additional  liquidity and may not be able to timely  complete the Palco Asset Sale Program.  Regulatory  approvals required to complete  the program  could  delay  receipt of  liquidity  from the program.

     ScoPac may not be able to sell its logs to third parties.

     Although it is  currently  contemplated  that all or  substantially  all of
ScoPac's  revenues will be derived from the sale of logs to Palco,  should Palco be unable to continue to purchase  all of ScoPac's  logs,  ScoPac  would need to seek  third  party  purchasers.  Such  purchasers  may not be  available  or, if available,  such  purchasers  may not acquire  sufficient  quantities of logs on terms that would allow ScoPac to generate cash flow  equivalent to what sales to
Palco  would have  generated.  A Palco  bankruptcy  or  default  on its  payment obligations to ScoPac would imperil  ScoPac's ability to fund its cash needs and could cause ScoPac to default on its Timber Notes obligations.

     Amounts  on  deposit  in the  SAR  Account  may not be  sufficient  to fund anticipated Timber Notes amortization in January 2007.

     Amounts on deposit in the SAR Account are used on each Timber Notes payment date, as needed,  to make principal  payments on the Timber Notes  sufficient to reduce  outstanding  principal  to an  amount  specified  by  the  Timber  Notes
Indenture.  ScoPac anticipates that the amount needed to reduce the principal of the Timber Notes to the specified  amount on the January 20, 2007,  Timber Notes payment date will be approximately  $21.7 million.  ScoPac projects that the SAR
Account will at that time contain approximately $8.0 million,  together with the amount of cash,  if any,  realized  by that date from sale of the  approximately
$55.4 million (face amount) of Timber Notes held in the SAR Account (at December
31,  2005).  ScoPac may not be able to sell these  Timber  Notes by January 2007 because,  among other things,  the Timber Notes are thinly  traded  instruments.
Even if  ScoPac  is able  to sell  these  Timber  Notes,  the net  proceeds  are currently  expected  to be  significantly  less than their face  amount.  If the amount on deposit in the SAR Account on a Timber Notes payment date is less than what is needed to reduce  outstanding  principal to the amount  specified by the
Timber Notes Indenture,  only the lesser amount on deposit in the SAR Account is required to be paid as a principal payment on the Timber Notes.

     Palco's  high  levels  of  debt  and  covenant  restrictions  increase  the difficulty of operating its business.

     Palco's high level of debt and covenant  restrictions  under the Palco Term
Loan and Palco  Revolving  Credit  Facility  could have a variety  of  important negative consequences, including:

     o    limiting its ability to borrow additional amounts for working capital, capital  expenditures,  debt  service  requirements,  execution of its operating strategies or other purposes;
     o    increasing its  vulnerability to general adverse economic and industry conditions;
     o    limiting its ability to capitalize on business opportunities,  such as purchasing additional log inventories from third parties, and to react
          to  competitive   pressures  and  adverse  government  regulation  and
          litigation developments; and
     o    limiting  its  ability,   or  increasing   the  costs,   to  refinance
          indebtedness.

     ScoPac's  high  level  of debt  could  similarly  have  important  negative consequences, including:

     o    limiting its ability to use operating  cash flow in other areas of its business because it must dedicate a substantial portion of these funds to service its debt;
     o    increasing its  vulnerability to general adverse economic and industry
          conditions;   and
     o    limiting its ability to respond to adverse  government  regulation and litigation developments.

     Any of  these or other  factors  could  further  exacerbate  the  liquidity difficulties being experienced by Palco and ScoPac.

     The need to purchase third party logs will increase Palco's working capital requirements.

     Palco  expects  that it will in the  future be  required  to  increase  the percentage of logs it purchases from third parties.  These  purchases may not be available,  or  may be  available  on  terms  that  are  not  acceptable  or are significantly  adverse to Palco.  Palco's  working  capital  needs are likely to increase  substantially  during 2006 and beyond to accommodate  these  increased purchases of third party logs.  Palco may not be able to obtain this  additional working capital, given its liquidity problems.

     ScoPac's and Palco's  liquidity issues could result in claims and potential liabilities for certain affiliates.

     The liquidity issues being  experienced by Palco and ScoPac could result in claims against and could have adverse impacts on MAXXAM Parent, MGHI and/or MGI.
For example,  were Palco to terminate  its pension  plan,  MAXXAM Parent and its wholly owned subsidiaries would be jointly and severally liable for any unfunded pension  plan  obligations  (estimated  to be  approximately  $31.0  million  at
December 31, 2005).  In addition,  it is possible that actions by creditors,  or transactions  that  might  be  entered  into  in  connection  with  a  potential
restructuring  or  reorganization   of  Palco  or  ScoPac,   could  require  the
utilization  of all or a  substantial  portion of, or the loss of a  significant portion of, the  Company's  net  operating  losses or other tax  attributes  for federal and state income tax purposes and could require tax payments.

Risks Related to Forest Products Regulatory Matters

     Regulatory and legislative actions have the power to limit ScoPac's harvest levels and  require  ScoPac and Palco to incur  additional  costs and have other adverse consequences.

     Regulatory and legislative  actions,  among others, are now having, or have the potential to have material adverse impacts on ScoPac and Palco:

     o    The North Coast Water Board has failed to release for harvest a number of ScoPac's  previously-approved  THPs, reducing current and projected harvest  levels  significantly.  Continued  failure of the North Coast
          Water  Board to release  THPs for harvest  would  worsen the cash flow difficulties of Palco and ScoPac.

     o    The final TMDL  requirements  applicable to the ScoPac Timber Property may require aquatic protection  measures that are different from or in addition  to  those  in the  HCP or that  result  from  the  watershed analysis  process  provided  for in the HCP.  These  requirements  may further reduce the cash flows of ScoPac and Palco.

     o    The North Coast Water Board has issued the Elk River  Order,  which is aimed at addressing  existing sediment  production sites through clean up actions in the Elk River  watershed,  and has initiated the process which could  result in similar  orders for other  watersheds.  The Elk
          River Order has resulted in  increased  costs that could extend over a number of years, and additional orders for other watersheds could have similar effects.

     o    The North  Coast  Water  Board has  imposed  requirements  for certain mitigation and erosion control practices in several  watersheds within the ScoPac  Timber  Property.  The  requirements  imposed to date have
          significantly   increased  operating  costs.  Additional  requirements
          imposed in the future could further increase costs and cause delays in
          THP approvals.

     o    The staff of the North  Coast Water  Board has  circulated  for public review  and  comment  draft  WWDRs  for the  Freshwater  and Elk River watersheds.  If these draft WWDRs are approved in their  current form, there would likely be a further  significant adverse impact on current and future harvest levels and the cash flows of both ScoPac and Palco.

     o    The Company is uncertain of the operational and financial effects that will ultimately  result from Senate Bill 810.  Implementation  of this law could,  however,  result in delays in obtaining approvals of THPs, lower harvest  levels and increased  costs and  additional  protection measures beyond those contained in the HCP.

     o    The designation of a species as endangered or threatened under the ESA or the CESA can  significantly  reduce  ScoPac's  and Palco's  harvest levels  if that  species  inhabits  the  Palco  Timberlands  or if the habitat of the Palco  Timberlands is deemed  favorable to the species.
          While  the HCP  covers  17  different  species,  it is  possible  that additional  species  could be  designated  as endangered or threatened under both the ESA and the CESA

     o    Laws,  regulations and related judicial  decisions and  administrative interpretations dealing with forest products operations are subject to
          change  and  new  laws  and  regulations  are  frequently   introduced
          concerning the California  timber  industry.  From time to time, bills are  introduced  or  ballot  initiatives  commenced  relating  to  the
          Company's forest products operations.

Risks Related to Litigation

     Litigation  proceedings  could result in adverse  effects on the  Company's forest products operations.

     Palco and ScoPac are  involved in a variety of pending  legal  proceedings.
Some of these legal proceedings,  were they to be decided against the companies, could have an adverse  effect  upon  them,  which  effect  could  under  certain circumstances  be materially  adverse to their financial  condition,  results of operations, or liquidity.  Moreover, additional legal proceedings could be filed against Palco and ScoPac, further increasing litigation costs and subjecting the companies to potential adverse decisions.  See Item 3. "Legal Proceedings Forest
Products Litigation."

Risks Related to the Timber Industry

     Adverse weather  conditions  restrict Palco's ability to harvest timber and deliver logs to its log decks and to its customers,  adversely affecting Palco's and ScoPac's cash flows.

     Wet weather conditions  restrict Palco's ability to harvest using efficient logging methods and deliver timber.  Palco's use of inefficient logging methods, such as helicopter logging,  decreases ScoPac's revenues,  and increases Palco's costs and reduces its operating margins.

     The cyclical  nature of ScoPac's  and Palco's  businesses  could  adversely affect their results of operations.

     Historically,  lumber prices have been subject to wide swings in price. The demand  for  lumber  is  affected  primarily  by the  level of new  construction activity and, to a lesser  extent,  remodeling  and repair  activity,  and other industrial uses. These activities are, in turn,  subject to fluctuations due to, among other factors:

     o    changes in domestic and international economic conditions;
     o    interest rates;
     o    population growth and changing demographics; and
     o    seasonal  weather  cycles (e.g.,  dry summers,  wet winters) and other weather driven events.

     Decreases in the level of residential  construction  activity or repair and remodeling  activity  generally  reduce  demand for logs and wood  products.  In addition,  timber  owners  generally  increase  production  volumes for logs and
products  during  favorable  price  environments.   Such  increased  production,
however,  when  coupled with  declines in demand for these  products in general, could lead to oversupply and lower prices.

     The  ability to harvest  timber may be subject to other  limitations  which could adversely affect operations.

     In addition to the limitations  resulting from regulatory  requirements and litigation  proceedings  described  above,  there are many  factors  that  could restrict the ability to harvest on the Palco Timberlands, including:

     o    damage by fire, insect infestation, or disease;
     o    prolonged drought;
     o    natural disasters;
     o    timber growth cycles;
     o    weather conditions and
     o    availability of contract loggers.

     We do not maintain  insurance  coverage with respect to damage to the Palco
Timberlands.

Competition in the forest products  business could  materially  adversely affect our net sales and our market share.

     The forest products business is highly competitive. We compete primarily on the basis of:

     o    price;
     o    service;
     o    product availability; and
     o    product quality.

     Our lumber  products  compete not only with other wood  products  which are often  times  less  expensive  but  with  metals,  masonry,  plastic  and  other
construction   materials   made  from   non-renewable   resources.   Competitive
considerations,  such as total industry production and competitors'  pricing, as well as the price of other  construction  products,  affect the sales prices for our lumber  products.  Competition  in the common grade redwood and  Douglas-fir lumber market is intense,  and we compete with  numerous  large and small lumber producers.  An increase in the amount of  competition  that we face could have a material adverse effect on our forest product revenues.

   The loss of key customers would reduce Palco's cash flows.

     Palco has one customer that  accounted for 16% of its revenues in 2005. The loss of key customers would adversely impact Palco's cash flows.

Risks Relating to Our Real Estate Operations

     Revenues  for our real estate  operations  are  expected to decline for the foreseeable future.

     In 2005, our real estate operations realized  substantial  revenues related to sales of  residential  lots and  acreage at our  Fountain  Hills,  Mirada and
Palmas  developments.  As the  proceeds  from  these  asset  sales have not been redeployed  in other real  estate  assets,  this level of sales  activity is not expected to recur for the foreseeable future.

     Real estate  development is a cyclical  industry and is affected by changes in general and local economic conditions.

     The real  estate  development  industry is  cyclical  and is  significantly affected by changes in general and local economic conditions, including:

     o    Employment levels and population shifts;
     o    Interest rates and availability of financing;
     o    Consumer confidence; and
     o    Changes in the desirability of residential and commercial areas.

     Development  of a project  begins,  and financial  and other  resources are committed,  long before a real estate project comes to market, which could occur at a time when the real estate market is depressed.

     Our real estate  operations are subject to various land use regulations and governmental approvals.

     The Company's real estate operations are subject to comprehensive  federal, state and local regulation concerning zoning, infrastructure design, subdivision of land, and  construction.  Periodic approval is required from various agencies in  connection  with various  matters.  Certain  jurisdictions  also require the inspection of properties, approval of sales literature, disclosure to purchasers of specific information, bonding for property improvements, and approval of real estate contract forms.  Failure to comply with such regulations and requirements to obtain any such approvals  could  adversely  affect the Company's real estate operations.

     The land use approval  processes we must follow to  ultimately  develop our projects have become increasingly complex.  Moreover, the statutes,  regulations and  ordinances  governing  the approval  processes  provide  third  parties the opportunity to challenge the proposed plans and approvals, which would result in additional costs and delays in obtaining  approvals or bringing a development to market, and could result in litigation outcomes  unfavorable to the Company in a variety of ways such as affecting the timing, design,  completion,  scope, plans and profitability of a project.

     We are in competition with other developments for customers and residents.

     There is intense  competition among companies in the real estate investment and development business. Our Palmas acreage sales and resort operations compete with similar  businesses in the  Caribbean,  Florida and other  vacation/holiday destinations,  and our  developments  and  operations in Arizona face  increased competition  in the area. Our Mirada  development  faces  competition  from both existing and future developments, many with golf courses and other amenities.

     Claims relating to  infrastructure  obligations  could be filed against our real estate operations.

     Our real  estate  operations  rely on third party  contractors  to complete various contractual infrastructure requirements at its real estate developments, such as installing  electrical lines, piping,  water tanks,  drainage and roads.
The failure of the  contractors  to perform or their  faulty  workmanship  could result in claims against the Company's real estate operations.

Risks Relating to Our Racing Operations

     The  significant  competition  we face from other gaming and  entertainment operations can be expected to continue adversely  affecting the racing segment's operating performance.

     Sam  Houston  Race Park  competes  with many other  forms of  wagering  and
entertainment,   including  Louisiana  gaming  facilities,  a  nearby  greyhound racetrack,  the Texas State Lottery,  bingo and a wide range of sporting  events
and  other  entertainment   activities.   Other  competitive  pressures  include
simulcast  signals  broadcast  by race  tracks able to offer  larger  purses and competitive fields,  resorts with gaming, and increasing use of the Internet for horse wagering and gaming,  including  Internet  betting  services with customer incentives such as cash rebates.  Future risks include  approval of new forms of gaming in Texas or  elsewhere.  Our racing  operations  are also affected by the allocation of  sufficient  live racing days by the Racing  Commission  and their ability  to  attract  a  sufficient  number  and  quality  of  race  horses  and greyhounds.  Sam  Houston  Race Park and  Valley  Race  Park face a  substantial challenge to maintain and grow their customer base in light of these competitive pressures.

     It will be  difficult  to obtain  legislation  that would  allow our racing operations to increase their revenues.

     The  Company's  two  racing  facilities  would  be able to  increase  their revenues,  likely to a substantial degree, were additional forms of gaming to be allowed at our  existing  horse and dog racing  tracks.  The  Company  and other industry  participants have pursued  legislation that would permit video lottery terminals at Texas tracks during prior regular sessions of the Texas Legislature and two special sessions in 2005. None of these sessions resulted in the passage of such legislation. While we intend to continue vigorously pursuing legislation favorable to our racing  operations,  no assurances can be given that it will be enacted or become  effective  as some  legislation  may require the  approval of two-thirds of each legislative  house and a majority of Texas voters.  Moreover, it is impossible to determine what the provisions of any such legislation  would be or its ultimate effect on our racing operations.

Other Risk Factors

     Claims could arise from prior acquisitions by the Company.

     The  Company  or its  affiliates  have over  time  acquired  a  variety  of properties or entities, some with long operating histories. These properties and entities  may be subject to  environmental  or other  liabilities  that were not identified at the time of acquisition. Any such claims would likely be costly to defend  and  their  settlement  or other  resolution  could  potentially  have a material  adverse  effect upon the  Company's  financial  condition,  results of operation or liquidity.

     Natural  disasters  or other  catastrophic  events could  adversely  affect various operations of the Company.

     In  addition  to the fire and other  risks  associated  with the  Company's timber  operations,  the Company's  other  operations  are subject to risks from natural disasters and other  catastrophic  events.  For instance,  the Company's
Palmas  resort in Puerto Rico,  as well as its racing  operations at Sam Houston
Race Park and  Valley  Race  Park,  are  particularly  subject  to  damage  from hurricanes.  The Company's Mirada development and its forest products operations in  Scotia  and  Arcata,  California  are  particularly  subject  to the risk of earthquakes.  The Scotia-based  lumber  operations are also subject to a special risk of flooding  from the Eel River,  which is adjacent to the mill.  Moreover, all of the  Company's  operations  are subject to general  risks such as fire or adverse weather conditions.

     Uninsured  claims and  litigation  could  adversely  impact  our  operating results

     We have insurance coverage against a variety of operating hazards including business  interruption,  liability and other losses to the extent deemed prudent by our management and to the extent  insurance is available,  but the nature and amount  of that  insurance  may not be  sufficient  to fully  cover  liabilities arising out of pending and future  claims and  litigation.  This  insurance  has deductibles or self-insured retentions and contains certain coverage exclusions.
Insurance does not provide complete protection against losses and risks, and our results of  operations  would be  adversely  affected by  unexpected  claims not covered by insurance.

     We depend on our management and employees.

     Our success is largely  dependent  on the skills,  experience,  efforts and availability of our management and employees. The loss of the services of one or more members of our senior  management  or of numerous  employees  with critical skills or the  unionization of our workforce could have a negative effect on our business,  financial  conditions,  results of  operations  or growth.  Given the severe operating  problems  experienced by Palco and ScoPac, we may find it even more difficult to retain employees at these subsidiaries,  especially in view of their remote location relative to large population centers.

     Compliance  with and changes in laws and  regulations  and risks from legal proceedings could adversely affect operating results

     Our operations  can be affected by expected and  unexpected  changes in the legal and business  environments in which we operate.  Changes that could affect the legal environment  include new legislation,  new regulations,  new policies,
legal  proceedings  and  new   interpretations   of  existing  legal  rules  and
regulations.  Changes that affect the business  environment  include  changes in accounting standards, changes in environmental laws, changes in tax rates or tax laws that could have a variety of effects,  including,  by way of  example,  the ability to fully utilize our tax loss carryforwards and tax credits could have a significant financial impact on the Company.

     MAXXAM Parent's investment  portfolio could be adversely affected by market conditions and other factors.

     MAXXAM Parent has substantial  assets invested in a variety of liquid money market instruments;  U.S. corporate debt securities,  U.S. treasury  obligations and other debt securities;  and equity interests in several limited partnerships which invest in diversified  portfolios of common stocks and equity  securities, in addition to  exchange-traded  options,  futures,  forward foregoing  currency contracts,  and other  arbitrage  opportunities.  While  MAXXAM  Parent tries to minimize  its risk with  respect to its  investment  portfolio,  there can be no assurance  that a variety of market and other  factors,  such as  interest  rate
changes  and  general  market  fluctuations,   will  not  adversely  affect  the
performance of MAXXAM Parent's investment portfolio.

     Our Chairman controls the election of the Company's Board of Directors.

     Charles  E.  Hurwitz,  the  Company's  Chairman  of the  Board,  controls a majority  of the  Company's  common  stock  ("Common  Stock")  and  75.0% of the
Company's  total  combined  voting power.  As a result,  Mr.  Hurwitz is able to control the election of the  Company's  Board of Directors and controls the vote on virtually all matters which might be submitted to a vote of our stockholders.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
      Not applicable.

ITEM 2.    PROPERTIES

     For  information  concerning the principal  properties of the Company,  see
Item 1. "Business."

ITEM 3.    LEGAL PROCEEDINGS

General

     Several   sections  in  this  Item  contain   statements  which  constitute
"forward-looking  statements"  within the  meaning of the PSLRA.  See this Item,
Item 1.  "Business-General"  and Item 1A. "Risk  Factors"  above for  cautionary
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
liquidity.

   OTS Contingency and Related Matters

     On December 26, 1995, the United States  Department of Treasury's Office of
Thrift Supervision  ("OTS") initiated a formal  administrative  proceeding ("OTS action") against the Company and others alleging, among other things, misconduct by  the  Company  and  certain  of its  affiliated  persons  (collectively,  the
"Respondents")  and  others  with  respect  to the  failure  of  United  Savings
Association  of Texas  ("USAT").  The OTS sought  damages  ranging  from  $326.6 million  to  $821.3  million  under  various  theories.  Following  110  days of proceedings  before an administrative  law judge during 1997-1999,  and over two years of post-trial  briefing,  on September 12, 2001,  the  administrative  law judge issued a recommended  decision in favor of the  Respondents  on each claim made by the OTS.  On October  17,  2002,  the OTS action  was  settled  for $0.2 million with no admission of wrongdoing on the part of the Respondents.

     As a result of the  dismissal of the OTS action,  a related  civil  action, alleging  damages in excess of $250 million,  was subsequently  dismissed.  This action, entitled Federal Deposit Insurance Corporation,  as manager of the FSLIC
Resolution Fund v. Charles E. Hurwitz ("FDIC  action"),  was originally filed by the Federal Deposit  Insurance  Corporation  ("FDIC") in August 1995 against Mr.
Charles E. Hurwitz (Chairman and Chief Executive Officer of the Company).

     On May 31, 2000, the Respondents filed a counterclaim to the FDIC action in the U.S. District Court in Houston,  Texas (No. H95-3956).  On November 8, 2002,
the  Respondents  filed  an  amended  counterclaim  and an  amended  motion  for sanctions  (collectively,  "Sanctions Motion"). The Sanctions Motion states that the FDIC illegally paid the OTS to bring the OTS action against the  Respondents and that the FDIC  illegally  sued for an  improper  purpose  (i.e.  in order to acquire  timberlands  held by a subsidiary of the Company).  The Respondents are seeking as a sanction  to be made whole for the  attorneys'  fees they have paid
(plus interest) in connection with the OTS and FDIC actions.  As of December 31,
2005,  such fees were in excess of $40.6  million.  On August 23,  2005,  a U.S.
District  Court  ruled on the  Sanctions  Motion,  ordering  the FDIC to pay the
Respondents $72.3 million.  The FDIC has appealed the District Court decision to the U.S. Fifth Circuit Court of Appeals.  The U.S.  District Court award has not been accrued as of December 31, 2005. There can be no assurance that the Company will ultimately collect this award.

     On January 16, 2001,  an action was filed  against the  Company,  Federated
Development Company (the predecessor of a principal  shareholder of the Company;
"Federated")  and certain of the  Company's  directors  in the Court of Delaware
Chancery Court entitled Alan Russell Kahn v. Federated  Development  Co., MAXXAM
Inc., et al., Civil Action 18623NC ("Kahn lawsuit").  The plaintiff  purports to bring this action as a stockholder of the Company  derivatively on behalf of the
Company.  The  lawsuit  concerns  the OTS and FDIC  actions,  and the  Company's advancement  of fees and  expenses  on behalf of  Federated  and  certain of the
Company's  directors  in  connection  with these  actions.  It alleges  that the defendants have breached their fiduciary duties to the Company,  and have wasted corporate  assets, by allowing the Company to bear all of the costs and expenses of Federated and certain of the Company's  directors related to the OTS and FDIC actions.  The plaintiff seeks to require  Federated and certain of the Company's directors  to reimburse  the Company for all costs and expenses  incurred by the
Company in connection  with the OTS and FDIC actions,  and to enjoin the Company from  advancing to Federated or certain of the  Company's  directors any further funds for costs or expenses  associated  with these actions.  The parties to the
Kahn  lawsuit  have  agreed  to  an  indefinite  extension  of  the  defendants'
obligations to respond to the plaintiffs'  claims.  Although it is impossible to assess the ultimate  outcome of the Kahn lawsuit,  the Company believes that the resolution of this matter should not result in a material  adverse effect on its consolidated financial condition, results of operations or liquidity.

Forest Products Litigation

     Various pending  judicial and  administrative  proceedings  could adversely affect the  ability  of the Palco  Companies  to  implement  the HCP,  implement certain  approved  THPs,  or carry out other  operations,  as  discussed  below.
Certain  pending  matters  are  described  below.  See Item 1.  "Business-Forest
Products  Operations-Regulatory  and Environmental  Factors-Water Quality" for a
description of additional legal proceedings  involving the Palco Companies.  The
Services  Agreement  generally  requires  Palco to prepare and file on behalf of
ScoPac (at Palco's  cost) all pleadings  and motions,  and otherwise  diligently pursue,  appeals of any denial, and defense of any challenge to approval, of any
THP or the Environmental Plans or similar plan or permit and related matters.

     In March 1999,  an action  entitled  Environmental  Protection  Information
Association,   Sierra  Club  v.  California  Department  of  Forestry  and  Fire
Protection,  California Department of Fish and Game, The Pacific Lumber Company,
Scotia Pacific Company LLC, Salmon Creek Corporation,  et al. ("EPIC-SYP/Permits
lawsuit")  was filed in  Superior  Court in  Humboldt  County,  California  (No.
CV-990445).  This action alleged,  among other things, various violations of the
CESA and the CEQA, and challenged, among other things, the validity and legality of the SYP and the California Permits and sought, among other things, to prevent implementation of THPs approved in reliance upon these documents. In March 1999, a similar action,  entitled United  Steelworkers of America,  AFL-CIO,  CLC, and
Donald  Kegley v.  California  Department of Forestry and Fire  Protection,  The
Pacific Lumber Company,  Scotia Pacific Company LLC and Salmon Creek Corporation
("USWA  lawsuit"),  was filed in Humboldt County Superior Court (No.  CV-990452)
challenging the validity and legality of the SYP. The  EPIC-SYP/Permits and USWA lawsuits were consolidated for trial.

     Following  the  trial,  the  Court  in  October  2003  entered  a  judgment invalidating  the SYP and the  California  Permits and in September 2004 granted the  plaintiffs'  request for  reimbursement  of an aggregate of $5.8 million in attorneys'  fees and  other  expenses.  The  Palco  Companies  and the  State of
California  appealed both  decisions.  In December  2005,  the  appellate  court reversed the trial  court's  decision  invalidating  the SYP, and on January 11,
2006,  the  appellate  court  denied  plaintiffs'  petition for  rehearing.  The plaintiffs  have  appealed  the  appellate  court's  decision to the  California
Supreme  Court,  which has not yet indicated  whether it will review the matter.
The defendants'  appeal of the trial court's award of attorneys fee and expenses is still pending at the appellate court.

     In July  2001,  an action  entitled  Environmental  Protection  Information
Association v. Pacific Lumber,  Scotia Pacific Company LLC (No.  C01-2821)("Bear
Creek lawsuit") was filed in the U.S.  District Court for the Northern  District of  California,  and later  amended to add the EPA as a  defendant.  The lawsuit alleges that harvesting and other forestry  activities under certain of ScoPac's approved  THPs will result in  discharges of pollutants in violation of the CWA.
The  plaintiff  asserts that the CWA requires the  defendants to obtain a permit from the North Coast Water Board before  beginning  timber  harvesting  and road construction  activities  and is seeking to enjoin these  activities  until such permit has been  obtained.  The  plaintiff  also seeks civil  penalties of up to
$27,500 per day for the alleged continued violation of the CWA. In October 2003, the Court upheld the validity of an EPA regulation  that exempts  harvesting and other forestry  activities from certain discharge  requirements.  Both state and federal agencies, along with Palco and other timber companies,  have relied upon this  regulation  for more than 25 years.  However,  the Court  interpreted  the regulation in such a way as to narrow the forestry operations that are exempted, thereby  limiting the  regulation's  applicability  and subjecting  culverts and ditches to permit requirements.  This ruling has widespread implications for the timber industry in the United States. The case is not yet final as the trial has not yet been held, and there are many unresolved issues involving interpretation of the Court's  decision and its application to actual  operations.  The Company has  filed a motion  for  summary  judgment  on the  ground  that it has met the requirements  for a storm  water  pollution  prevention  permit  under a general permit issued by the State of California.  The plaintiff has also filed a motion for summary  judgment  seeking to establish  Palco's  liability for  discharging storm water without a permit.  A hearing on the two summary judgment motions was held on March 6, 2006 and the parties are awaiting a decision.

     Should the Court's  October 2003  decision  ultimately  become final and be held to apply to all of the timber  operations of Palco and ScoPac,  it may have
some  or  all  of  the  following  effects:   imposing   additional   permitting
requirements,  delaying  approvals of THPs,  increasing  harvesting  costs,  and adding water protection  measures beyond those contained in the HCP. The Company believes that civil penalties should not be awarded for operations that occurred prior to the Court's decision due to the historical reliance by timber companies on the  regulation and Palco's  belief that the  requirements  under the HCP are adequate to ensure that sediment and pollutants  from  harvesting  activities on the ScoPac  Timber  Property will not reach levels  harmful to the  environment.
While the impact of a  conclusion  to this case that  upholds the  October  2003 ruling may be adverse,  the Company does not believe that such an outcome should
have  a  material  adverse  impact  on  the  Company's   consolidated  financial
condition, results of operations or liquidity. Nevertheless, due to the numerous ways in which the Court's  interpretation  of the regulation could be applied to actual operations, there can be no assurance that this will be the case.

     On November 20, 2002,  two similar  actions  entitled  Alan Cook, et al. v.
Gary Clark,  et al. ("Cook action") and Steve Cave, et al. v. Gary Clark, et al.
("Cave action") were filed in Humboldt County Superior Court (No.'s DR020718 and
DR020719,  respectively),  which  also name  Palco  and  certain  affiliates  as defendants.  The Cook action  alleges,  among  other  things,  that  defendants'
logging  practices have  contributed to an increase in flooding along Freshwater
Creek (which runs through the Palco  Timberlands),  resulting in personal injury and damage to the  plaintiffs'  properties.  Plaintiffs  further  allege that in order to have THPs approved in the affected  areas,  the  defendants  engaged in certain unfair  business  practices.  The plaintiffs  seek,  among other things, compensatory  and exemplary  damages,  injunctive  relief,  and appointment of a receiver to ensure that the  watershed  is  restored.  The Cave action  contains similar  allegations  and requests  similar relief with respect to the Elk River watershed (a portion of which is contained on the Palco Timberlands). On October
13, 2005, an action  entitled  Edyth  Johnson,  et.al v. Charles E. Hurwitz,  an individual;  MAXXAM  Inc.  et al. (No.  DR040720)  was filed in Humboldt  County
Superior Court ("Johnson action") and contains  allegations  similar to the Cave and Cook actions.  The Company does not believe the  resolution of these actions should  result  in a  material  adverse  effect  on its  consolidated  financial condition, results of operations or liquidity.

     On February 25,  2003,  the  District  Attorney of Humboldt  County filed a civil suit entitled The People of the State of California v. The Pacific  Lumber
Company,  Scotia  Pacific  Holding  Company and Salmon Creek  Corporation in the
Humboldt County Superior Court (No. DR030070)  ("Humboldt DA action").  The suit was filed under  California's  unfair competition law and alleges that the Palco
Companies used certain unfair  business  practices in connection with completion of  the  Headwaters  Agreement,  and  that  this  resulted  in  the  harvest  of significantly more trees under the Environmental Plans than would have otherwise been the case.  The suit sought a variety of remedies  including a civil penalty of $2,500 for each  additional  tree that has been or will be  harvested  due to this alleged  increase in harvest,  as well as restitution  and an injunction in respect of the additional timber harvesting  allegedly being conducted.  On June
14, 2005,  the Court  dismissed  this matter in its  entirety.  On September 19,
2005,  the  District  Attorney  appealed  this  decision,  however,  the Company believes that the dismissal ruling has substantially  diminished the exposure of the Palco Companies with respect to this matter.

     On  November  2,  2004,  an  action   entitled   Environmental   Protection
Information Center v. U.S. Fish & Wildlife Service,  NOAA Fisheries,  et al.
(No. C04-4647) was filed in the U.S. District Court for the Northern District of
California  ("EPIC-USFWS/NOAA  lawsuit").  This lawsuit alleges that two federal
agencies  have  violated  certain  federal  laws  and  related   regulations  in
connection  with their oversight of the HCP and Federal  Permits.  The plaintiff also alleges that the Federal Permit for the northern spotted owl was unlawfully issued and asserts several claims,  including that the Palco Companies  violated
California's  unfair  competition  law by using  false  advertising  and  making misleading  environmental  claims.  The  plaintiff  seeks a variety of  remedies including  requiring  additional  actions by the federal agencies and precluding them from authorizing take of the northern spotted owl, an injunction  requiring the Palco Companies to cease certain  alleged  unlawful  activities,  as well as restitution and remediation.  On April 22, 2005,  pursuant to motions to dismiss filed by the Palco  Companies and the federal  defendants,  the Court  dismissed several of the claims, significantly reducing the scope of the case. On February
6, 2006, plaintiffs voluntarily dismissed the remaining claims.

     On August 8, 2005, an action  entitled  Center for Biological  Diversity v.
California  Department  of Fish and Game,  et al. (No.  05CS01166)  was filed in
Sacramento  County Superior Court against the California  Department of Fish and
Game ("CDFG") and the Palco  Companies  seeking to overturn and prevent CDFG and the Palco  Companies  from taking any action to  implement  or rely upon certain
CDFG  "Consistency  Determinations"  issued in February 2005.  Following various court  proceedings,  this case was  voluntarily  dismissed  by the  plaintiff in
January 2006.

     On November  16,  2001,  Palco  filed a case  entitled  The Pacific  Lumber
Company, et al. v. California State Water Resources Control Board (No. DR010860)
in Humboldt  County  Superior  Court ("THP No. 520  lawsuit")  alleging that the
State Water Board had no legal authority to impose mitigation measures that were requested  by the staff of the North  Coast  Water  Board  during the THP review process and  rejected by the CDF prior to approving  the THP.  When the staff of the North Coast Water Board  attempted  to impose these  mitigation  measures in spite of the CDF's  decision,  Palco  appealed to the State Water  Board,  which imposed certain of the requested  mitigation measures and rejected others. Palco filed the THP No. 520 lawsuit challenging the State Water Board's decision,  and in January  2003,  the  Superior  Court  granted  Palco's  request  for an order invalidating the imposition of these additional measures.  The State Water Board appealed this decision,  and on March 18, 2004, the appellate court reversed the decision of the Superior  Court.  Palco  appealed the decision of the  appellate court to the  California  Supreme  Court.  On January 30, 2006,  the  California
Supreme  Court  issued a  decision  denying  Palco's  appeal and  upholding  the appellate  court's  decision.  The  adverse  outcome of the THP No. 520  lawsuit confirms the authority the regional and state water boards and their staffs have been exercising over  harvesting from the ScoPac Timber  Property,  resulting in controls and limitations beyond those provided for by the Environmental Plans.

     In December  2005,  Palco and ScoPac filed a claim (the  "Claim")  with the
California Victim  Compensation and Government Claims Board (the "Claims Board")
against  the North  Coast  Water  Board,  the State Water Board and the State of
California  (Claim No.  G558159).  The Claim  alleges that the  defendants  have substantially  impaired  the  contractual  and legal  rights of Palco and ScoPac under the  Headwaters  Agreement  and the related  permits,  authorizations  and approvals. The Claim also alleges that the actions of the defendants have caused the companies  substantial  damages,  but does not specify an amount.  While the
Claims Board has indicated  that it is  investigating  the matter,  it failed to approve or deny the claim by the statutory  deadline.  As a result, the Claim is by  operation  of law  treated as having been  denied,  and Palco may now file a claim for damages in California  state court.  Palco and ScoPac are  considering how best to proceed with respect to this matter.

Other Matters

     On  September  2,  2004,  the  Company  was  advised  that  the New  Jersey
Department of Environmental  Protection ("NJDEP") alleged that one of its former subsidiaries  is a successor to a company that  manufactured  munitions  for the
U.S. Navy during World War II. The owner of the  underlying  property,  which is located in Cranbury,  New Jersey,  was seeking the  Company's  participation  in
efforts  to  address   contamination  of  the  site  which  resulted  from  such
operations.  In January 2005, MGI and the owner of the property  entered into an
Administrative  Consent Order with the NJDEP  providing for, among other things, cleanup of the facility. In April 2005, MGI filed a Complaint against the United
States of  America,  the U.S.  Navy,  and the U.S.  Army for cost  recovery  and contribution;  the defendants  subsequently  denied all of the claims.  In early
2006,  the  property was sold to a new owner.  MGI has recently  entered into an amendment to the Administrative Consent Order substituting the new owner for the original  property  owner.  MGI has  also  reached  an  agreement  with  several potentially  responsible  parties  regarding  cleanup at the site,  the terms of which the Company  believes will not result in a material  adverse effect on the
Company's consolidated  financial position,  results of operations or liquidity.
MGI retained its cause of action against the government parties noted above.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.
                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
ISSUER  PURCHASES  OF EQUITY  SECURITIES

Common  Stock and Related  Stockholder Matters

     The Company's Common Stock, $.50 par values is traded on the American Stock
Exchange.  The stock  symbol is MXM.  The  following  table sets forth,  for the calendar  periods  indicated,  the high and low  sales  prices  per share of the
Company's  Common Stock as reported on the American Stock Exchange  Consolidated
Composite Tape.

                                                   2005                      2004
                                          -------------------------------------------------
                                             High         Low          High        Low
                                          ----------- ------------  ----------- -----------
First quarter                             $  33.80    $  28.50     $   28.57  $    18.51
Second quarter                               28.89       21.21         31.60       23.50
Third quarter                                35.25       23.00         30.00       25.85
Fourth quarter                               36.24       30.11         33.50       27.00

     As of March 1,  2006,  there  were 2,673  record  holders of the  Company's
Common  Stock.  The Company has not declared  any cash  dividends on its capital stock and has no present intention to do so.

Issuer Purchases of Equity Securities

     The Company may from time to time  purchase  shares of its Common  Stock on national exchanges or in privately  negotiated  transactions.  In June 2005, the
Company  purchased  8,600  shares of its Common  Stock over the  American  Stock
Exchange at $22.05 per share for a total of $0.2 million.  Such purchase was not made pursuant to a share repurchase plan or program.

ITEM 6.    SELECTED FINANCIAL DATA

     The following summary of consolidated financial information for each of the five years ended  December 31, 2005 is not reported  upon herein by  independent public  accountants  and  should be read in  conjunction  with the  Consolidated
Financial Statements and the Notes thereto which are contained in Item 8 herein.

                                                                           Years Ended December 31,
                                                            -------------------------------------------------------
                                                               2005       2004       2003      2002(1)    2001(1)
                                                            ---------- ----------- ---------- ---------- ----------
                                                              (In millions of dollars, except per share amounts)
                                                            -------------------------------------------------------
Consolidated statement of operations:
  Net sales                                                 $  406.4   $  347.5    $ 336.6    $  366.7   $ 1,064.9
  Loss before income taxes, minority interests
    and discontinued operations(2)                              (4.1)     (46.9)     (10.6)      (96.0)     (307.1)
  Loss from continuing operations                               (4.0)     (46.6)     (11.6)      (81.4)     (780.7)
  Income (loss) from discontinued operations, net of tax (3)        -          -         -        (2.6)      324.7
  Net loss                                                      (4.0)     (46.6)     (11.6)      (84.0)     (456.0)

Consolidated balance sheet at end of period:
  Total assets (3)                                           1,048.3    1,015.2    1,060.8     1,107.3     3,935.3
  Long-term debt, less current maturities                      889.6      912.0      953.5       982.3     1,706.8
  Stockholders' deficit                                       (661.3)    (657.1)    (601.9)     (582.5)     (475.6)

Per share information:
  Basic and diluted net loss per share                      $  (0.66)  $  (7.79)  $  (1.79)   $ (12.87)  $  (69.28)
-----------------

(1)  Results for the Company's  aluminum  operations  have been included for the period from  January 1, 2002,  through  February  11, 2002 and for the year ended December 31, 2001. Such results have been excluded for the subsequent periods.  See Notes 1 and 10 for a discussion  of the Chapter 11 filings by the Debtors (which commenced February 12, 2002).
(2)  Loss before  income taxes and  minority  interests  includes the  following items:
     o    2005 includes a $0.7 million charge for employee severance and benefit costs at Palco (see Note 3). 2005 also includes a $1.9 million  charge in connection with an  environmental  matter  associated with a former subsidiary  of the Company  (see Note 3), a $3.1  million gain from an insurance  settlement,  and a $4.6 million asset impairment  charge at
          Palco (see Note 5).
     o    2005 includes a $4.3 million benefit to correct the cumulative  effect of an overstatement of intercompany interest from 1995 to 2000.
     o    2004 includes a $1.4 million charge for employee severance and benefit costs at Palco (see Note 3). 2004 also includes a $1.9 million  charge in connection with an  environmental  matter  associated with a former subsidiary of the Company (see Note 3).
     o    2003 includes a gain on the sale of acreage in the Grizzly Creek grove of $16.8 million (see Note 13),  $8.0 million of insurance  recoveries related  to the OTS and FDIC  actions  (see Note 3), as well as a $1.4 million  charge to write-down the Company's  casino-related  assets to estimated fair value (see Note 3).
     o    2002 includes other items of $0.5 million  attributable  to Kaiser for the period from January 1, 2002,  through  February 11, 2002 (see Note
          3).
     o    2001 includes the following  related to Kaiser:  additional  valuation allowances  related to Kaiser's  deferred tax assets of $505.4 million
          (see Note 8),  business  interruption  insurance  recoveries  of $36.6 million,  a gain of $163.6 million on the sale of an approximate  8.3%
          interest in  Queensland  Alumina  Limited  ("QAL"),  a charge of $57.2 million for asbestos-related  claims, and net gains on power sales and several  other  non-recurring  items  totaling  $163.6  million.  2001 results  include  the  following  related  to  Palco:  a gain of $16.7 million on the sale of acreage in the Grizzly Creek grove.
(3)  MAXXAM Inc. did not declare or pay any cash dividends  during the five year period ended December 31, 2005.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

     The following should be read in conjunction with the Company's Consolidated
Financial Statements and the Notes thereto appearing in Item 8.

Results of Operations

     This  section  contains   statements   which  constitute   "forward-looking
statements"  within the  meaning of the PSLRA.  See Item 1.  "Business-General,"
Item 1A. "Risk  Factors" and below for  cautionary  information  with respect to such forward-looking statements.

     The Company operates in three industries:  forest products, through MGI and its wholly owned subsidiaries,  principally Palco, ScoPac and Britt; real estate investment and development, through various subsidiaries and joint ventures; and
racing operations through SHRP, Ltd. MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company. In addition, the Company owns 63% of the common stock of Kaiser, a producer of fabricated aluminum products. Any reference herein to a company  includes the subsidiaries of that company unless otherwise noted or the context indicates otherwise.

      Consolidated Operations

      Selected Operational Data

     The following table presents selected  financial  information for the years
ended  December  31,  2005,  2004  and  2003  for  the  Company's   consolidated
operations.

                                                                     Years Ended December 31,
                                                                 --------------------------------
                                                                    2005      2004       2003
                                                                 --------- ----------- ----------
                                                                     (In millions of dollars)
                                                                 --------------------------------
Net sales                                                        $ 406.4   $  347.5    $ 336.6
Costs and expenses                                                (351.2)    (333.3)    (312.7)
Gains on sales of timberlands and other assets                       0.3        0.1       17.5
                                                                 --------- ----------- ----------
Operating income                                                    55.5       14.3       41.4
Other income                                                        18.6       12.8       25.0
Interest expense                                                   (78.2)     (74.0)     (77.0)
Loss before income taxes                                            (4.1)     (46.9)     (10.6)
                                                                 --------- ----------- ----------
Benefit (provision) for income taxes                                 0.1        0.3       (1.0)
                                                                 --------- ----------- ----------
Net loss                                                         $  (4.0)  $  (46.6)   $ (11.6)
                                                                 ========= =========== ==========

Revenues by segment as a percentage of total:
  Forest products                                                   44.7%      58.2%      61.9%
  Real estate                                                       43.9%      27.3%      23.3%
  Racing                                                            11.4%      14.5%      14.8%
                                                                --------- ----------- ----------
                                                                   100.0%     100.0%     100.0%
                                                                ========= =========== ==========

      Deconsolidation of Kaiser
     On February  12,  2002,  Kaiser and certain of its  subsidiaries  filed for reorganization under Chapter 11 of the Bankruptcy Code. As a result, the Company discontinued  consolidating  Kaiser's  financial results beginning  February 12,
2002, and began reporting its investment in Kaiser using the cost method,  under which the  investment is reflected as a single  amount on the Company's  balance sheet of ($516.2)  million and the  recording  of earnings or losses from Kaiser was discontinued after February 11, 2002.

     Kaiser's plan of reorganization, which provides for the cancellation of the
Company's  50,000,000 Kaiser common shares without  consideration or obligation, was confirmed by the Kaiser Bankruptcy Court in February 2006. However, Kaiser's
plan of  reorganization  is not yet final,  as it must still be  approved by the
U.S.  District  Court  before  Kaiser can emerge  from  Chapter  11, and is also subject to appeal.  These consolidated  financial  statements do not reflect any adjustment  related to the  deconsolidation  of Kaiser other than presenting the
Company's  investment  in Kaiser using the cost method.  The Company  expects to reverse the $516.2 million of losses in excess of its investment in Kaiser,  net of accumulated  other  comprehensive  losses of $85.3 million related to Kaiser, and recognize the net amount,  including the related tax effects,  in the period during which Kaiser emerges from bankruptcy, which is expected to occur in 2006.
Upon effectiveness of Kaiser's plan of reorganization,  the Company also expects it will take a worthless stock deduction on its consolidated  federal income tax return  related to the  cancellation  of the Kaiser shares and will at that time evaluate  whether it expects to realize the resulting tax asset of approximately
$135.8  million.  Although the Company does not expect that it will be obligated to fund  losses in Kaiser,  the amount of the  reversal  would be reduced by any losses which the Company later estimates it would be obligated to fund.

     See  Notes  1 and 10 for  further  discussion  of  Kaiser's  reorganization proceedings and other information regarding the Company's investment in Kaiser.

     Overview of Consolidated Results of Operations

     Net Sales
     Net sales for 2005 totaled  $406.4  million,  compared to $347.5 million in
2004.  Sales for the Company's real estate segment  increased from $94.8 million in 2004 to $178.3 million in 2005. This  substantial  increase was due primarily to large acreage sales at Palmas and Mirada, favorable pricing and higher volume of lot sales at  Fountain  Hills and  Mirada,  and higher  profit  participation payments at Palmas.  This increase was offset by a $20.3 million  decline in net sales for the Company's  forest products  segment and a $4.3 million decline net sales  for the  racing  segment.  Net sales for the  Company's  forest  products segment  declined due to a decrease in product  volume  attributable  to reduced harvesting  caused by  regulatory  delays,  as well as an  unfavorable  shift in lumber sold from redwood to lower-priced,  common grade Douglas-fir  lumber. Net sales for the racing segment  declined due to fewer live race days being held in
2005.

     Net sales for 2004 totaled  $347.5  million,  compared to $336.6 million in
2003.  Net sales for the real  estate  segment  increased  $16.5  million due to higher sales of real estate  acreage at the Company's  Palmas del Mar and Mirada developments.  Net sales for the racing  segment  increased  $0.8 million due to more live race days being  held.  Net sales for the  Company's  forest  products segment  decreased $6.4 million  primarily due to lower lumber revenues.  Lumber sales for 2004 were  impacted by lower  shipments  resulting  from lower harvest levels.

     Operating Income (Loss)
     Operating  income  increased  $41.2  million from $14.3  million in 2004 to
$55.5 million in 2005,  primarily due to the  performance  of the Company's real estate segment,  which realized  operating  income of $89.0 million in 2005. The
Company's  forest  products  segment  incurred  2005  operating  losses of $13.4 million, as compared to operating income of $5.4 million in 2004, primarily as a result of a decline in lumber  shipments,  compounded by an unfavorable shift in lumber  sold from  redwood  lumber to  lower-priced,  common  grade  Douglas-fir lumber,  exacerbated by higher  harvesting,  hauling,  and production  costs and substantial  legal  and  professional  fees,  including  fees  relating  to  the
Company's  efforts in 2005 to pursue a  negotiated  restructuring  of the Timber
Notes.

     The Company recorded  operating income of $14.3 million in 2004 compared to operating income of $41.4 million for the prior year.  Operating results for the forest products segment decreased by $29.1 million, primarily as a result of the decrease in net sales noted above and an increase in cost of sales due primarily to declines in harvest,  which led to increased  third-party log purchases.  The real estate  segment  recorded 2004  operating  income of $29.7  million  versus operating income of $17.1 million in 2003, primarily due to the increases in net sales noted above. The racing segment's operating loss increased by $1.2 million despite an increase in live race days due  primarily to an increase in marketing and development costs. The corporate  segment's operating loss increased by $9.4 million  from 2003 due  primarily  to an  increase in  stock-based  compensation expense  which is adjusted as the market  value of the  Company's  Common  Stock changes,  in  addition  to a $1.9  million  charge for an  environmental  matter discussed under "Other Matters" in Note 11.

     Loss Before Income Taxes
     The Company's  consolidated  loss before income taxes,  was $4.1 million in
2005 as compared  to $46.9  million in 2004.  This  significant  improvement  is primarily the result of strong sales,  higher  operating income by the Company's real  estate  segment  and an  increase  in  investment  earnings,  offset  by a reduction in equity  earnings from the Company's  investment in FireRock LLC due to the sell-out of lots at the development in 2004.

     The Company's  consolidated  loss before  income taxes,  increased by $36.3 million  in 2004  compared  to the  prior  year,  primarily  as a result  of the decrease in operating  income discussed  above.  Investment,  interest and other income decreased by $12.2 million,  primarily  because results for 2003 included non-recurring  income related to an $8.0 million  reimbursement  from an insurer for certain costs incurred in connection with the OTS and FDIC actions.

     Forest Products Operations

     Industry Overview and Selected Financial and Operating Data

     This  section  contains   statements   which  constitute   "forward-looking
statements"  within  the  meaning  of the  PSLRA.  See  this  section,  Item  1.
"Business-General"  and Item 1A. "Risk Factors" for cautionary  information with respect to such forward-looking statements.

     The Company's forest products  operations are conducted through MGI and its wholly owned  subsidiaries,  principally Palco,  ScoPac and Britt. The segment's business is becoming  increasingly  unpredictable due to regulatory  constraints and ongoing litigation challenges and is somewhat seasonal, its net sales having historically  been higher in the months of April  through  November  than in the months of December through March. Management expects that the segment's revenues and  cash  flows  will  continue  to be  unpredictable  and  somewhat  seasonal.
Accordingly,  the  segment's  results for any one  quarter  are not  necessarily indicative of results to be expected for the full year.

     Regulatory and environmental  matters as well as legal actions have had and are  expected to continue to  adversely  affect the  Company's  forest  products operations.  See Item 1.  "Business-Forest  Products  Operations-Regulatory  and
Environmental  Factors,"  Item 1A. "Risk  Factors," and Note 11 for  information regarding  these  matters.  Regulatory  compliance and related  litigation  have caused and are  expected  to  continue  to cause  delays in approval of THPs and delays in harvesting  on THPs once they are  approved.  This has resulted and is expected to continue to result in a significant decline in harvest and increased costs related to timber harvest litigation.

     The cash flows of Palco and ScoPac have both been adversely impacted by the failure  of the North  Coast  Water  Board to  release  for  harvest a number of already-approved THPs. ScoPac's management has concluded that, in the absence of significant regulatory relief and accommodations, ScoPac's annual timber harvest levels  and cash  flows  from  operations  will for at  least  several  years be substantially  below both historical  levels and the minimum levels necessary to allow  ScoPac to satisfy its debt service  obligations  in respect of the Timber
Notes. ScoPac projects that, without additional  liquidity,  its cash flows from operations,  together  with funds  available  under its line of credit,  will be insufficient,  by a substantial amount, to pay the entire amount of interest due on the July 20, 2006,  payment date on its Timber Notes.  Scopac also expects to incur interest shortfalls for at least the next several years after the July 20,
2006 payment date.

     Palco and Britt are in default  under the $35.0 million Palco Term Loan and the $30.0 million  asset-based  Revolving Credit Facility.  Palco estimates that without  necessary  amendments  to these  credit  agreements  and/or  sufficient additional  liquidity,  its cash  flow  from  operations,  together  with  funds available under the Palco Revolving Credit Facility, will not provide sufficient liquidity to fund its current  level of operations  for the next several  years.
For further information,  see "-Financial  Condition and Investing and Financing
Activities-Forest Products Operations."

     In the event that Palco is unable to secure the necessary liquidity to fund its  expected  future  working  capital  shortfalls,  it would be forced to take extraordinary  actions,  which may include:  further  reducing  expenditures  by laying off employees,  shutting down various operations,  and seeking protection by filing  under the  Bankruptcy  Code.  To the extent  that ScoPac is unable to generate  sufficient  liquidity  from the  ScoPac  Land  Sale  Program  or other sources,  the Company  expects that ScoPac will be forced to take  extraordinary actions,  which  may  include:  laying  off  employees,  shutting  down  various operations, and seeking protection by filing under the Bankruptcy Code.

     Furthermore, there can be no assurance that other pending legal, regulatory and environmental  matters or future  governmental  regulations,  legislation or judicial or administrative decisions,  adverse weather conditions, or low lumber or log prices,  will not also have  material  adverse  effects on the  financial condition,  results of operations or liquidity of the Company's  forest products operations.  See Item 1.  "Business-Forest  Products  Operations-Regulatory  and
Environmental    Factors,"   Item   1A.   "Risk   Factors,"   Item   3.   "Legal
Proceedings-Forest   Products   Operations"   and  Note  11   ("Regulatory   and
Environmental  Factors"  and  "Contingencies-Timber   Harvest  Litigation")  for
further  information  regarding  regulatory  and  legislative  matters and legal proceedings relating to the Company's forest products operations.

     During 2001,  comprehensive external and internal reviews were conducted of
Palco's  business  operations.  These  reviews  were  conducted  in an effort to
identify   ways  in  which  Palco  could   operate  on  a  more   efficient  and
cost-effective  basis.  Since 2001,  Palco has  implemented a number of changes, including:  closing  three  of its four  sawmills;  eliminating  certain  of its operations,  including  its  company-staffed  logging  operations  (now  relying exclusively  on  contract  loggers),  its  soil  amendment  and  concrete  block activities,  and its Scotia  finishing and  remanufacturing  plant; and adopting various cost saving  measures.  Palco has  continued to examine ways in which to achieve cost savings. In April 2004, Palco commenced a mill improvement project, including  a new  sawmill  located in Scotia,  California.  The new  sawmill was constructed  in two phases.  The first phase of the project,  the  processing of smaller  diameter  second  growth logs (up to 24" in  diameter)  is a high-speed processing  line that includes  advanced  scanning and  optimization  technology intended to maximize lumber  recovery.  The second phase,  the relocation of the large log equipment from the Carlotta mill,  came on line in October 2005.  This phase allows for processing of larger logs up to 60" in diameter. Although there were more difficulties than Palco expected,  since commencing production,  Palco has made  substantial  progress in refining  the  production  process in the new mill,  particularly  the high-speed  small log processing  line. There have been delays in the completion of the large log processing  line,  however,  and it is not yet  operating  at  planned  production  rates,  primarily  due to a current imbalance  between  small  diameter and large  diameter  logs which  impacts the mill's  throughput.  Palco also  completed a new $5.0 million  planer project in
Scotia in January 2004. This high speed system  processes rough sawn boards into finished  lumber at rates up to four times faster than the older  planers at the
Carlotta and Fortuna mills.  Palco has spent $28.1 million through  December 31,
2005, on the new sawmill  ($20.5  million of which was expended in 2004).  Funds for this project were provided from borrowings under the Palco Term Loan and the
Palco Revolving Credit Facility.

     The following table presents selected operational and financial information for the years ended  December 31, 2005,  2004 and 2003 for the Company's  forest products operations.

                                                              Years Ended December 31,
                                                         ----------------------------------
                                                            2005       2004        2003
                                                         ---------- ----------- -----------
                                                              (In millions of dollars,
                                                            except shipments and prices)
                                                         ----------------------------------
Timber harvest(1)                                           145.5      144.1       166.3
                                                         ========== =========== ===========
Shipments:
  Lumber: (2)
    Redwood upper grades                                      6.4       17.4        26.4
    Redwood common grades                                   178.8      209.2       215.8
    Douglas-fir upper grades                                  0.6        2.5         4.4
    Douglas-fir common grades                                92.6       61.6        44.4
    Other                                                     3.6        6.2         7.7
                                                         ---------- ----------- -----------
  Total lumber                                              282.0      296.9       298.7
                                                         ========== =========== ===========
  Cogeneration power (3)                                    164.0      162.0       163.5
                                                         ========== =========== ===========
Average sales price:
  Lumber: (4)
    Redwood upper grades                                $   1,243    $ 1,352     $ 1,275
    Redwood common grades                                     620        613         601
    Douglas-fir upper grades                                  914        980       1,249
    Douglas-fir common grades                                 373        408         346
  Cogeneration power (5)                                       65         65          61
Net sales:
  Lumber, net of discount                               $   155.9    $ 179.2     $ 184.0
    Logs                                                      8.2        6.1         6.5
    Cogeneration power                                       10.9       10.8        11.4
    Wood chips                                                3.5        3.1         3.4
    Other....                                                 3.3        2.9         3.2
                                                         ---------- ----------- -----------
      Total net sales                                   $   181.8    $ 202.1    $  208.5
                                                         ========== =========== ===========
Operating income (loss) (6)(7)                          $   (13.4)   $   5.4    $   34.5
                                                         ========== =========== ===========
Loss before income taxes                                $   (69.9)   $ (49.3)   $  (18.1)
                                                         ========== =========== ===========

_____________
(1) Timber harvest is expressed in millions of board feet, net Scribner scale.
(2) Lumber shipments are expressed in millions of board feet.
(3) Power  deliveries are expressed in thousands of megawatt hours.
(4) Dollars per thousand board feet.
(5) Dollars per megawatt hour.
(6)  Operating  income  for 2003  includes a $16.8  million  gain on the sale of timberlands in the Grizzly Creek grove.
(7)  Operating income for 2005 includes a $4.6 million impairment charge related to the write-down to estimated salvage value of certain long-lived assets.

     Net Sales
     Net sales for the forest products  segment in 2005 were $20.3 million below the prior  year's net sales.  The decline was due  primarily  to a reduction  in total lumber  shipments,  compounded by an unfavorable shift in lumber sold from redwood lumber to lower-priced,  common grade Douglas-fir lumber. Sales of logs, power and other  products,  which  accounted  for 14.2% of the  segment's  sales product mix in 2005, increased $3.0 million compared to the prior year.

     Net sales for the forest  products  segment in 2004 were $6.4 million below the prior year's net sales.  While total  lumber  shipments  were only  slightly lower  than the prior  year and prices in most  categories  of lumber  improved, there was a shift in the mix of  products  sold from  higher-priced  redwood and upper grade Douglas-fir  lumber to lower-priced  common grade Douglas fir, which produced  an overall  decline of $4.8  million in net sales of lumber.  Sales of logs, power and other products, which accounted for 11.3% of the segment's sales product mix in 2004,  were down a combined  $1.6  million  compared to the prior year.

     Operating Income (Loss)
     The forest products segment  incurred  operating losses of $13.4 million in
2005 and  operating  income of $5.4 million in 2004.  The decline was  primarily attributable to four factors:  the decline in net sales discussed above,  higher harvesting,  hauling,  and production costs,  substantial legal and professional fees relating to the Company's  efforts to pursue a negotiated  restructuring of the Timber Notes, and asset impairment charges of $4.6 million due to changes in the expected use of certain  facilities  and revised  estimates of  undiscounted cash flows of those facilities.

     Operating  income for the forest products segment was $5.4 million in 2004, which  was  substantially  below  the  prior  year's  operating  income of $34.5 million. The decline was primarily attributable to three factors: the decline in net sales  discussed  above,  an  increase  in the per unit  production  cost of lumber,  and the 2003 gain of $16.8  million on the sale of  timberlands  in the
Grizzly Creek grove. Per unit lumber production costs were adversely affected by the  declines  in harvest,  which led to  increased  third  party log  purchases approximating 35.3 mmbf in 2004, as compared to 21.4 mmbf in 2003.

     Loss Before Income Taxes
     The loss before income taxes of $69.9 million, as compared to $49.3 million of  losses  in  2004,  reflects  the  effects  of the  factors  discussed  above compounded  by additional  interest  expense  related to additional  outstanding debt.

     The loss before income taxes increased $31.2 million in 2004 as compared to
2003,  primarily due to the decreases in operating  income  discussed  above. In addition,  earnings on cash, cash equivalents and other investments declined due to lower  investment  balances and lower  returns  during 2004 versus 2003.  The declines on returns on investment  funds was  partially  offset by a decrease in interest expense.

   Real Estate Operations

     Industry Overview and Selected Operational Data
     The Company,  principally  through its wholly owned  subsidiaries and joint ventures,  invests  in and  develops  residential  and  commercial  real  estate primarily in Puerto Rico, Arizona,  California, and Texas. Results of operations between  periods for the  Company's  real estate  operations  are  generally not comparable  due to the timing of individual  real estate  transactions  and cash collections.  In 2005, the Company's real estate operations realized substantial revenues  related to sales at the Company's  Fountain  Hills,  Mirada and Palmas developments;  this level of sales  activity  is not  expected  to recur for the
foreseeable   future.  The  following  table  presents  selected  financial  and operating  information  for the years ended  December 31,  2005,  2004 and 2003, respectively, for the Company's real estate operations.

                                                                                    Years Ended December 31,
                                                                            ----------------------------------------
                                                                                2005          2004         2003
                                                                            ------------- ------------ -------------
                                                                                    (In millions of dollars)
                                                                             ---------------------------------------
Net sales:
  Real estate:
    Fountain Hills                                                           $   42.9      $   12.7     $   19.3
    Mirada                                                                       56.9          16.1          5.3
    Palmas                                                                       42.3          30.9         16.3
    Other                                                                         0.1             -          8.8
                                                                            ------------- ------------ -------------
      Total                                                                     142.2          59.7         49.7
                                                                            ------------- ------------ -------------
  Resort, commercial and other:
    Fountain Hills                                                                5.4           6.7          4.0
    Mirada                                                                        0.1           0.1          0.3
    Palmas                                                                       12.1          10.9          8.2
    Commercial lease properties                                                  18.3          17.2         15.9
    Other                                                                         0.2           0.2          0.2
                                                                            ------------- ------------ -------------
      Total                                                                      36.1          35.1         28.6
                                                                            ------------- ------------ -------------
Total net sales                                                              $  178.3      $   94.8     $   78.3
                                                                            ============= ============ =============
  Operating income (loss):
     Fountain Hills                                                          $   23.3      $    4.1     $    9.8
     Mirada                                                                      35.9           6.0            -
     Palmas                                                                      22.6          13.3         (5.4)
     Commercial lease properties                                                  8.3           7.2          5.9
     Other                                                                       (1.1)         (0.9)         6.8
                                                                            ------------- ------------ -------------
       Total operating income                                                $   89.0      $   29.7     $   17.1
                                                                            ============= ============ =============

  Investment, interest and other income (expense), net:
     Equity in earnings (losses) from real estate$joint ventures             $   (1.0)     $    2.8     $    0.7
     Other                                                                        3.4           5.3          5.2
                                                                            ------------- ------------ -------------
                                                                             $    2.4      $    8.1     $    5.9
                                                                            ============= ============ =============

   Income before income taxes                                                $   74.0      $   19.5     $    4.1
                                                                            ============= ============ =============

     Net Sales
     Net sales for the real  estate  segment  include:  revenues  from  sales of developed  lots,  acreage and other real property  associated with the Company's real estate developments;  revenues from resort and other commercial  operations conducted at these real estate developments; and lease revenues from a number of commercial properties.

      Net sales for the real estate segment increased $83.5 million in 2005 from the year-ago period. The substantial increase was due primarily to large acreage sales at Palmas and Mirada, favorable pricing and higher volume of lot sales at
Fountain Hills and Mirada, and higher profit participation payments at Palmas.

     Net sales for the real estate segment  increased $16.5 million in 2004 from
2003,  principally due to acreage sales at Palmas and Mirada, an increase in lot sales at Fountain Hills and Mirada,  and increases in net sales from  commercial operations  at Palmas  and  Fountain  Hills.  Acreage  sales at  Fountain  Hills declined between periods, and Other net sales in 2003 included $8.8 million from the sale of a parcel of real estate in Lake Havasu, Arizona.

     Operating Income (Loss)
     Operating  income  increased  $59.3  million from $29.7  million in 2004 to
$89.0 million in 2005 due to increased sales as discussed above.

     Operating results increased by $12.6 million for 2004 versus 2003 primarily due to increased sales as discussed  above. In addition,  operating  results for
2003 include a $1.4 million  impairment  charge related to Palmas' casino assets arising  from  foreclosure  of a hotel  which was owned and  operated by a third party from whom the casino leased space.

     Income Before Income Taxes
     The  segment's  income  before  income taxes  increased to $74.0 million in
2005, from $19.5 million in 2004, due to the higher operating  results discussed above offset by a reduction in equity earnings from the Company's  investment in
FireRock LLC due to the sell-out of lots in 2004.

     The segment's  income  before  income taxes  increased by $15.4 million for
2004 versus 2003 due to the higher operating results discussed above, as well as an increase in equity earnings from FireRock LLC.

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

     The following table presents selected operational and financial information for the years ended  December 31,  2005,  2004 and 2003,  respectively,  for the
Company's racing operations.

                                                                                    Years Ended December 31,
                                                                            ----------------------------------------
                                                                                2005          2004         2003
                                                                            ------------- ------------ -------------
                                                                                    (In millions of dollars)
                                                                             ---------------------------------------
Number of live racing days:(1)
  Sam Houston Race Park                                                            120           167          127
  Valley Race Park                                                                  89           110          110
Handle:
  Sam Houston Race Park:
    On-track handle                                                         $    126.6    $    137.0    $   134.2
    Off-track handle                                                             140.9         173.7        173.4
                                                                            ------------- ------------ -------------
       Total                                                                $    267.5    $    310.7    $   307.6
                                                                            ============= ============ =============
  Valley Race Park:
    On-track handle                                                         $     19.0    $     19.4    $    20.0
    Off-track handle                                                               2.5           3.6          4.0
                                                                            ------------- ------------ -------------
       Total                                                                $     21.5    $     23.0    $    24.0
                                                                            ============= ============ =============
Net sales:
  Sam Houston Race Park:
    Gross pari-mutuel commissions                                           $     32.1    $     34.9    $    34.5
    Other revenues                                                                 8.8          10.0          9.4
                                                                            ------------- ------------ -------------
       Total                                                                      40.9          44.9         43.9
                                                                            ------------- ------------ -------------
  Valley Race Park:
    Gross pari-mutuel commissions                                                  4.4           4.6          4.7
    Other revenues                                                                 1.0           1.1          1.2
                                                                            ------------- ------------ -------------
       Total                                                                       5.4           5.7          5.9
                                                                            ------------- ------------ -------------
  Total net sales                                                           $     46.3    $     50.6    $    49.8
                                                                            ============= ============ =============
Operating income (loss):
  Sam Houston Race Park                                                     $     (3.5)   $     (2.1)   $    (1.2)
     Valley Race Park                                                             (0.6)         (1.0)        (0.7)
                                                                            ------------- ------------ -------------
       Total operating loss                                                 $     (4.1)   $     (3.1)   $    (1.9)
                                                                            ============= ============ =============
Income (loss) before income taxes                                           $     (4.1)   $     (3.1)   $    (1.7)
                                                                            ============= ============ =============
-----------------

(1) In 2004, Sam Houston Race Park was granted an additional 40 live race days over what it received in 2003 due to circumstances that are not expected to recur.

      Net Sales
     Total net sales for the racing  segment  declined  $4.3 million in 2005, as compared  to the prior  year,  primarily  due to fewer live  racing  days at Sam
Houston Race Park.  Net sales for Valley Race Park for 2005 were  comparable  to the prior year.

     Net  sales  for the  racing  segment  for 2004  increased  by $0.8  million compared to the prior year due primarily to more live racing days at Sam Houston
Race Park. Net sales for Valley Race Park for 2004 were  comparable to the prior year. Average daily attendance declined at both facilities.

     Operating Loss and Income Before Income Taxes

     Racing  operations'  operating  loss and loss before  income taxes for 2005 increased  from 2004,  principally  due to lower net sales  partially  offset by lower operating costs  associated with the reduced number of live racing days at
Sam Houston Race Park.

     Despite  an  increase  in net sales for 2004,  the  operating  loss for the segment  increased  versus the prior year primarily due to higher costs of sales and  operations.  The increase in costs of sales and  operations  was due to the increase  in live  racing  days  during the year,  which led to higher  utility, payroll and other operating expenses.

     Other Items Not Directly Related to Industry Segments
                                                               Years Ended December 31,
                                                              2005       2004        2003
                                                           ----------- ---------- -----------
                                                               (In millions of dollars)
                                                           ----------------------------------
Operating loss                                             $ (16.0)    $   (17.7)   $ (8.3)
Income (loss) before income taxes                             (4.1)        (14.0)      5.1

      Operating Loss
     The   Corporate   segment's   operating   losses   represent   general  and
administrative expenses that are not specifically  attributable to the Company's segments.  Operating  loss  improved  $1.7 million for 2005 as compared to 2004, primarily  due to  $2.4  million  decline  in  stock  compensation  expense  and continued cost cutting initiatives.  For 2005 and 2004, operating losses include a $1.9 million charge related to an environmental  matter discussed under "Other
Matters" in Note 11.  Results for 2004 also include $6.1 million  increase  from
2003 in stock-based  compensation expense, which is adjusted as the market value of the Company's Common Stock changes and as awards vest.

      Income (Loss) Before Income Taxes
     Income (loss) before income taxes includes  operating  losses,  investment, interest  and  other  income  (expense)  and  interest  expense,  which  are not attributable to the Company's segments.  Results for 2005 include  approximately
$8.0 million  investment,  interest and other income, a $4.1 million improvement over 2004, as well as a $4.3 million benefit to correct the cumulative effect of an  overstatement  of  intercompany  interest  during the  period  1995 to 2000.
Results for 2003 include income related to an $8.0 million reimbursement from an insurer for certain costs  incurred in connection  with the OTS and FDIC actions
(see Note 11).

     Provision for Income Taxes

     The Company  generated a loss before income taxes of $4.1 million for 2005;
however,  the Company has recorded no tax benefit  associated  with the loss for the period.  Each  period,  the Company  evaluates  the  appropriate  factors in determining the realizability of the deferred tax assets  attributable to losses and credits  generated in the current  period and those being  carried  forward.
These factors are  discussed  further in Note 8. Based on this  evaluation,  the
Company  provided  full  valuation  allowances  with respect to the deferred tax assets attributable to losses and credits generated during 2005. These valuation allowances were in addition to the valuation  allowances  which were provided in prior years.

Financial Condition and Investing and Financing Activities

     This  section  contains   statements   which  constitute   "forward-looking
statements"  within  the  meaning  of the PSLRA.  See this  section  and Item 1.
"Business-General"   for   cautionary   information   with   respect   to   such
forward-looking statements.

   Overview

     The Company  conducts its operations  primarily  through its  subsidiaries.
Accordingly, creditors of subsidiaries of the Company have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the Company.  Certain of the Company's  subsidiaries,  principally  Palco and
ScoPac,  are  restricted by their various debt  instruments  as to the amount of funds that can be paid in the form of dividends or loaned to affiliates.  ScoPac is highly leveraged and has significant debt service  requirements (see Note 1).
Palco is also highly leveraged, has significant debt service obligations, and is currently in default of covenants on the Palco Term Loan and the Palco Revolving
Credit  Facility,  which  could  result  in the  acceleration  of  Palco's  debt obligations.

   Cash Flow

     The following table summarizes certain data related to financial  condition and to investing and financing activities of the Company and its subsidiaries.

                                       Forest Products
                                ------------------------------
                                 Scotia     Palco               Real                           MAXXAM
                                  LLC     and Other     MGI      Estate    Racing      MGHI      Parent     Total
                                --------- -----------  -------  ---------  --------  --------- ----------- ---------
                                                             (In millions of dollars)
                                ------------------------------------------------------------------------------------
Debt and credit facilities
(excluding intercompany
 notes)
 Short-term borrowings and
   current maturities of long-
   term debt:
   December 31, 2005           $   18.2  $      34.9   $     -  $    4.1   $  0.1   $    -    $    -      $    57.3

Long-term debt, excluding
   current maturities:
   December 31, 2005           $  669.6  $         -   $     -  $  219.7   $  0.3   $    -    $    -      $   889.6

Revolving credit facilities:
   December 31, 2005:
   Availability of lender
     credit                    $   55.4  $      34.1   $     -  $    9.6   $    -   $    -    $    -      $    99.1
     Borrowings                    31.3         23.9         -         -        -        -         -           55.2
     Letters of credit                -         10.2         -       9.0        -        -         -           19.2
     Unused and available
      credit                       24.1            -         -       0.6        -        -         -           24.7

Cash, cash equivalents,
marketable securities
   and other investments
December 31, 2005:
  Current restricted
     amounts                   $   23.0  $         -   $   2.0  $    2.2   $  1.9   $    -    $    -      $    29.1
      Other current amounts         2.4          0.8         -      50.4      3.0        -      150.9         207.5
                               --------- -----------  -------  ---------  --------  --------- ----------- ----------
                                   25.4          0.8       2.0      52.6      4.9        -      150.9         236.6
                               --------- -----------  -------  ---------  --------  --------- ----------- ----------
  Long-term restricted
    amounts                    $    2.5            -   $     -  $    1.4   $    -   $    -    $     -      $    3.9
  Other long-term restricted
    amounts                           -          2.4         -       1.6        -        -          -           4.0
                                --------- -----------  -------  ---------  --------  --------- ----------- ----------
                                    2.5          2.4         -       3.0        -        -          -           7.9
                                --------- -----------  -------  ---------  --------  --------- ----------- ----------
                               $   27.9  $       3.2   $   2.0  $   55.6   $  4.9   $    -    $ 150.9      $  244.5
                               ========== ===========  =======  =========  ========  ========= =========== ==========

------------------

Table and Notes continued on next page

                                       Forest Products
                                ------------------------------
                                 Scotia     Palco               Real                           MAXXAM
                                  LLC     and Other     MGI      Estate    Racing      MGHI      Parent     Total
                                --------- -----------  -------  ---------  --------  --------- ----------- ---------
                                                             (In millions of dollars)
                                ------------------------------------------------------------------------------------
Changes in cash and cash
  equivalents
Capital expenditures:
  December 31, 2005(1)         $    6.5  $       8.2   $     -  $   1.2    $  3.4   $    -    $   0.4      $  19.7
  December 31, 2004(1)              7.8         22.0         -      2.4       0.2        -        0.3         32.7
  December 31, 2003(1)              7.7         11.4         -      3.5       1.0        -        0.2         23.8

Net proceeds from dispositions
  of property and investments:
  December 31, 2005  $         $      -  $       0.1   $     -  $     -    $    -   $    -    $     -      $   0.1
  December 31, 2004                   -          0.3         -        -         -        -          -          0.3
  December 31, 2003(2)             11.4         10.1         -      1.0         -        -          -         22.5

Borrowings (repayments) of
  debt and credit facilities,
  net of financing costs:
  December 31, 2005           $    (2.5) $      42.0    $    -  $  (4.6)   $ (0.1)  $    -    $     -      $  34.8
  December 31, 2004                 1.0         12.0         -    (21.5)        -        -          -         (8.5)
  December 31, 2003               (16.6)        (0.1)        -     (8.5)      0.3        -          -        (24.9)

Dividends, advances including
  interest paid and tax sharing
  payments received (paid):
  December 31, 2005           $       -  $       8.0    $  1.7  $ (66.2)   $  9.3   $  0.1    $  47.1      $     -
  December 31, 2004                   -          0.1       0.3    (29.5)        -      0.1       29.0            -
  December 31, 2003                   -         (0.5)      0.4    (17.6)     (1.2)       -       18.9            -

(1)  Capital  expenditures  for Palco  include  $4.9 million for a new planer in
     2003,  as well as $7.6  million  and $20.5  million  towards a new  sawmill project in 2005 and 2004, respectively.
(2)  Proceeds  from  dispositions  of property  and  investments  includes  $8.2 million and $10.0  million in 2003 for Scotia LLC and Palco,  respectively, from the sale of acreage in the Grizzly Creek grove.

      Operating Activities

     Net cash  provided by operating  activities  of $53.3  million for the year ended December 31, 2005  principally  reflects cash generated from the Company's real estate segment,  offset by continued operating cash shortfalls  experienced by the Company's forest products, and racing operations.

     Net cash  provided by operating  activities  of $26.9  million for the year ended  December  31,  2004  principally  reflects  net loss  (after  adding back depreciation, depletion, amortization and other reconciling items, totaling $2.9 million), in addition to a $4.4 million decrease in inventories,  a $5.6 million decrease in  long-term  assets  (primarily  real  estate),  and a $12.1  million increase in  long-term  liabilities  (primarily  attributable  to  increases  in deferred  sales  revenue  at  Fountain  Hills  of  $6.6  million,  increases  in membership  deposits  at  Palmas  of $2.2  million,  and  increases  in  pension liabilities of $2.3 million  related to the Company's  defined  benefit  pension plans).

     Net cash  provided by operating  activities  of $13.9  million for the year ended  December  31,  2003  principally  reflects  net loss  (after  adding back depreciation, depletion, amortization and other reconciling items, totaling $6.9 million),  a $4.4 million  decrease in inventories,  a $1.8 million  decrease in long-term assets and an $8.0 million increase in long-term  liabilities,  offset by net changes to other working capital accounts totaling $5.1 million.

     Investing Activities
     Net cash used for investing  activities of $34.2 million for the year ended
December 31, 2005 principally  reflects  capital  expenditures of $19.7 million, and purchases of marketable securities and other short-term investments,  net of restricted cash deposits, of $15.6 million.

     Net cash used for investing  activities of $11.1 million for the year ended
December 31, 2004 principally  reflects  capital  expenditures of $32.7 million,
$20.5  million of which were related to Palco's new sawmill  project,  offset by net proceeds  from  restricted  cash of $13.0 million and the sale of marketable securities and other short-term investments of $5.8 million.

     Net cash  provided by investing  activities  of $13.9  million for the year ended  December 31, 2003  principally  reflects  capital  expenditures  of $23.8 million, partly offset by proceeds from the sale of timberlands and other assets of $22.5 million, and net proceeds from restricted cash of $13.3 million.

     Financing Activities
     Net cash  provided by financing  activities  of $34.6  million for the year ended December 31, 2005 principally  reflects net proceeds of $35.0 million from the Palco  refinancing that occurred in April 2005, as well as net borrowings on the  ScoPac  and  Palco  lines of  credit of $13.1  million  and $10.9  million, partially offset by principal payments on the Timber Notes of $16.0 million.

     Net cash used for  financing  activities of $8.5 million for the year ended
December 31, 2004  principally  reflects net  borrowings on the ScoPac and Palco lines of credit of $18.2  million and $13.1  million,  respectively,  as well as borrowings  on  real  estate  credit  facilities  of  $5.3  million,  offset  by repayments  on real  estate  credit  facilities  of $25.7  million  (principally related to the Mirada  development) and principal payments on and repurchases of
Timber Notes.

     Net cash used for financing  activities of $33.9 million for the year ended
December  31,  2003  principally  reflects  repayments  on  real  estate  credit facilities of $11.1 million, treasury stock purchases of $9.0 million, principal payments on and repurchases of Timber Notes of $16.5 million, offset by proceeds from borrowings on credit facilities (primarily real estate) of $2.9 million.

   MAXXAM Parent

     MAXXAM Parent and MGHI own the 50,000,000  Kaiser Shares,  representing  an approximate  63%  interest in Kaiser.  Kaiser's  plan of  reorganization,  which provides for the  cancellation of the equity  interests of current  shareholders without  consideration  or  obligation,  was confirmed by the Kaiser  Bankruptcy
Court in February  2006.  However,  Kaiser's plan of  reorganization  is not yet final, as it must still be approved by the U.S. District Court before Kaiser can emerge from Chapter 11, and it is also  subject to appeal.  See also Notes 1 and
10.

      MAXXAM Parent has in the past provided, and may from time to time in the future under appropriate circumstances provide, various forms of financial assistance to its subsidiaries, or may enter into financing or other transactions with its subsidiaries, including secured or unsecured loans, or asset purchases. Additionally, the Company may from time to time purchase shares of its common stock on national exchanges or in privately negotiated transactions.

      MAXXAM Parent expects that its general and administrative costs, net of cost reimbursements from subsidiaries, will range from $8.0 million to $10.0 million for the next year. MAXXAM Parent's minimum pension funding payments related to its pension plan are expected to be approximately $3.5 million in
2006.

      Although there are no restrictions on the Company's ability to pay dividends on its capital stock, the Company has not paid any dividends for a number of years and has no present intention to do so.

      At December 31, 2005, MAXXAM Parent had unrestricted cash, cash equivalents and marketable securities and other investments of $150.9 million and MAXXAM Parent did not have any external debt. MAXXAM Parent believes that its existing resources will be sufficient to fund its working capital requirements for the next year. With respect to long-term liquidity, MAXXAM
Parent believes that its existing cash and cash resources, together with future distributions from the real estate segment, will be sufficient to meet its long-term working capital requirements. See "-Forest Products Operations" below regarding potential adverse impacts upon MAXXAM Parent as a result of the liquidity issues being experienced by Palco and ScoPac.

   Forest Products Operations

     Substantially  all of MGI's  consolidated  assets are owned by Palco, and a substantial  portion of  Palco's  consolidated  assets are owned by ScoPac.  The holders of the Timber Notes have  priority over the claims of creditors of Palco with respect to the assets and cash flows of ScoPac. The Palco Term Loan and the
Palco Revolving  Credit Facility  contain  certain  restrictive  covenants which effectively preclude the distribution of funds from Palco to MGI.

     Regulatory and environmental  matters as well as legal actions have had and are expected to continue to have a significant  adverse  effect on the Company's forest products operations and liquidity. See Item 1. "Business-Forest  Products
Operations - Regulatory and Environmental Factors," Item 1A. "Risk Factors," and
Note 11 for information  regarding these matters.  The ability to harvest ScoPac
Timber (as defined in Item 1.  "Business-Forest  Products  Operations-Timber and
Timberlands")  depends in large part upon ScoPac's ability to obtain  regulatory approval of THPs. ScoPac has experienced difficulties and delays in the approval of its THPs as the result of regulatory and litigation  challenges,  and expects these  challenges  to  persist.  Moreover,  the  Company  expects to continue to experience further difficulties, limitations and delays in being able to harvest on previously-approved THPs due to, among other things, the actions by the North
Coast Water Board  described  below.  The  foregoing  matters  have  resulted in declines in actual and expected  harvest  levels and cash flows,  a  significant increase in the cost of logging operations and increased costs related to timber harvest  litigation,  all of which have  severely  and  negatively  impacted the historical  cash flows of both  Palco and  ScoPac.  These  adverse  effects  are expected to continue.

     As discussed in Item 1. "Business-Forest Products Operations-Regulatory and
Environmental  Factors-Water  Quality,"  and Item 1A. "Risk  Factors," the North
Coast Water Board is requiring Palco and ScoPac to apply various waste discharge reporting,  mitigation  and erosion  control  requirements  in respect of timber harvesting activities in several watersheds,  and is likely to impose or seek to impose  additional  measures  in the  future.  The North  Coast  Water  Board in
December 2003 directed its staff to formulate  WWDRs for the  Freshwater and Elk
River watersheds on the ScoPac Timber Property.  As harvesting activities on the
ScoPac Timber Property cannot readily be moved between  watersheds due to, among other things,  historic harvest patterns,  adjacency  restrictions,  and the age classes of trees,  development of WWDRs and the other matters  described in Item
1.   "Business-Forest    Products    Operations-Regulatory   and   Environmental
Factors-Water  Quality," and Item 1A. "Risk  Factors,"  and the "Water  Quality"
section  of  Note  11 are  expected  to  result  in  reduced  harvest  and  less predictability  in the future  regarding  the mix of logs  available for sale by
ScoPac to Palco.

     The North  Coast  Water Board for some time failed to release for harvest a number of ScoPac's THPs that had already been approved by the other governmental agencies which approve  ScoPac's THPs. The North Coast Water Board  subsequently allowed harvesting on a portion of the approved THPs;  however,  the State Water
Board  later  disallowed  harvesting  on a  portion  of the  THPs  that had been released by the North Coast Water Board.  The unreleased and disallowed  THPs in the Freshwater and Elk River watersheds represented a significant portion of the harvest that was planned for 2005. These unreleased and disallowed THPs, as well as additional THPs in the Freshwater and Elk River watersheds,  also represent a significant  portion of the harvest planned for 2006. As discussed below, ScoPac has announced that its projected  average annual harvest level over the ten-year period  beginning 2006 is estimated to be  approximately  100 million board feet per year. This projection is significantly  below historical harvest levels, and actual harvest levels and actual harvest levels may be even lower,  depending on the ultimate outcome of various  assumptions.

     On February 17, 2006, the North Coast Water Board held a status  conference to  determine  a  timetable  for  consideration  of  approval  of  WWDRs  in the
Freshwater and Elk River  watersheds.  Although a formal  timetable has not been published,  it appears  likely  that WWDRs in these two  watersheds  will not be approved  before May 2006;  such a timetable  would  further  reduce 2006 annual harvest levels.

     As a result of these  material  and ongoing  harvesting  restrictions,  the
Company  expects that ScoPac's cash flows from  operations,  together with funds available  under the ScoPac  Line of Credit  with a group of banks  pursuant  to which  ScoPac  may  borrow  to  pay  interest  on  its  Timber  Notes,  will  be insufficient,  by a substantial amount, to pay the entire amount of interest due on the July 20,  2006,  payment  date.  ScoPac  also  expects to incur  interest shortfalls for at least the next several years after the July 20, 2006,  payment date.  The failure of ScoPac to pay all of the  required  amounts of interest on the Timber  Notes when due would  constitute  an event of default  under  Timber
Notes Indenture. See the "ScoPac Liquidity Issues" section below for information regarding  ScoPac's efforts to obtain additional  liquidity in order to avoid an event of default under the Timber Notes Indenture.

     The ScoPac Line of Credit allows ScoPac to borrow up to one year's interest on the Timber Notes. On June 20, 2003, the ScoPac Line of Credit was extended to
July 7,  2006.  ScoPac  intends to  request  that the  ScoPac  Line of Credit be extended for an  additional  period of not less than 364 days.  If not extended,
ScoPac  may draw upon the full  amount  available.  The  amount  drawn  would be repayable in 12 semiannual  installments on each Timber Note payment date (after the payment of certain other items,  including the Aggregate  Minimum  Principal
Amortization  Amount, as defined,  then due),  commencing  approximately two and one-half years following the date of the draw. At December 31, 2005, the maximum availability under the ScoPac Line of Credit was $55.4 million,  and outstanding borrowings  were $31.3 million.  At January 31, 2006,  the maximum  availability under the  ScoPac  Line of Credit  was $54.1  million,  after  giving  effect to principal  payments made on the January 20, 2006,  Timber Notes payment date and there were $54.9 million in borrowings outstanding under this facility.

     In the event of a failure to pay  interest or principal on the Timber Notes in full when due,  the Trustee or the  holders of at least 25% of the  aggregate outstanding  principal  amount of the  Timber  Notes  may  cause all  principal, interest and other amounts related to the Timber Notes to become immediately due and payable.  Also,  in the event of a failure by Palco or ScoPac to perform its respective  covenants or agreements  under the Master  Purchase  Agreement or by
Palco to perform its covenants or agreements under the Services Agreement, which failure in the case of certain  covenants or  agreements  continues  for 30 days after  notice from the Trustee or the holders of 25% or more of the  outstanding principal amount of the Timber Notes, the holders of a majority of the aggregate outstanding  principal  amount of the  Timber  Notes  may  cause all  principal, interest and other amounts related to the Timber Notes to become immediately due and payable.  In the event of any such acceleration,  the Agent under the ScoPac
Line of Credit may also accelerate the advances then outstanding thereunder.  If such  accelerations  of Timber  Notes and/or  advances  under the ScoPac Line of
Credit  occur,  the  Trustee  may  exercise  all rights  under the Timber  Notes
Indenture  and  related  security  documents,  including  applying  funds to pay accelerated amounts, and selling the ScoPac Timberlands and ScoPac Timber Rights and other assets and using the proceeds thereof to pay accelerated  amounts.  In the event that ScoPac were to seek  protection  by filing  under the  Bankruptcy
Code, all amounts  related to the Timber Notes would become  immediately due and payable under the Timber Notes  Indenture and all advances under the ScoPac Line of Credit  agreement could be accelerated.  The foregoing  rights of the Trustee and holders of Timber  Notes would be subject to the rights of ScoPac  under the
Bankruptcy Code if it sought protection by filing under the Bankruptcy Code.

     Palco and Britt are  currently in default under the Palco Term Loan and the
Palco  Revolving  Credit  Facility.  As a waiver has not been obtained,  amounts outstanding  under the Palco Term Loan and the Palco  Revolving  Credit Facility
have  been  classified  as a current  liability  at  December  31,  2005.  Palco estimates  that,  without  necessary  amendments  to the Palco Term Loan and the
Palco Revolving Credit Facility and/or sufficient additional liquidity, its cash flows from  operations,  together with funds  available from the Palco Revolving
Credit Facility,  will not provide sufficient  liquidity to fund Palco's current level of operations for the next several years. See the "Palco Liquidity Issues"
section below for information  regarding Palco's efforts to resolve the defaults and obtain additional  liquidity  necessary to fund anticipated  working capital shortfalls.

     Without  waivers  of the  defaults  under the Palco Term Loan and the Palco
Revolving  Credit  Facility,  the lenders  may take any or all of the  following actions:  reduce the amount of funds  available  for  borrowing  under the Palco
Revolving Credit  Facility;  refuse to make new loans to or issue new letters of credit under the Palco Revolving Credit  Facility;  declare any or all loans and other  amounts  owed under the  agreement  to be  immediately  due and  payable;
require  Borrowers  (as defined  below) to cash  collateralize  all  outstanding letters of credit under the Palco  Revolving  Credit  Facility;  or pursue their other  rights and remedies  under the Palco Term Loan,  Palco  Revolving  Credit
Facility and related security agreements. As a result of the defaults, the Palco
Term Loan and Palco Revolving Credit Facility lenders are requiring Palco to pay interest  on  amounts  borrowed  under the Palco  Term Loan and Palco  Revolving
Credit  Facility at a per annum rate 2% higher  than the rate at which  interest would be owed if no default existed.

     In addition to the material adverse effects being  experienced by Palco and
ScoPac due to continuing regulatory,  environmental and litigation difficulties, there can be no assurance  that certain  other  pending  legal,  regulatory  and environmental matters or future governmental regulations,  additional litigation
or  legislation,   judicial  or   administrative   decisions,   adverse  weather
conditions,  or low lumber or log  prices,  will not also  result in  additional material  adverse effects on the financial  condition,  results of operations or
liquidity  of  the   Company's   forest   products   operations.   See  Item  1.
"Business-Forest Products Operations-Regulatory and Environmental Factors," Item
3. "Legal  Proceedings"  and the  "Regulatory  and  Environmental  Factors"  and
"Contingencies  Timber  Harvest  Litigation"  sections  in Note  11 for  further information of the regulatory and  environmental  matters and legal  proceedings relating to the Company's forest products operations.

     The liquidity  problems being  experienced by Palco and ScoPac could result in claims against and could have adverse  impacts on MAXXAM Parent,  MGHI and/or
MGI. For example,  under ERISA law,  were Palco to terminate  its pension  plan,
MAXXAM Parent and its wholly owned  subsidiaries  would be jointly and severally liable for any unfunded  pension  plan  obligations.  The  unfunded  termination obligation  attributable  to Palco's  pension  plan as of  December  31, 2005 is estimated to have been  approximately  $31.0 million based upon current  annuity placement  interest rate assumptions.  In addition,  it is possible that certain transactions could be entered into in connection with a potential  restructuring or reorganization of Palco or ScoPac,  such as a sale of all or a portion of the equity  ownership in Palco and/or  ScoPac,  a sale of a  substantial  portion of
Palco's and/or  ScoPac's  assets and/or a cancellation of some or all of Palco's and/or  ScoPac's  indebtedness,  which could require the utilization of all or a substantial  portion of, or the loss of a significant  portion of, the Company's net operating losses for federal and state income tax purposes and could require tax payments.

     As discussed above, both Palco and ScoPac continue to experience  liquidity shortfalls  and expect their  liquidity  shortfalls to continue for at least the next several years.  ScoPac  management  estimates that a substantial  amount of additional  liquidity,  which  will vary based on a number of  factors,  will be required to fund an anticipated  interest shortfall on the July 20, 2006, Timber
Notes payment date.

     See the "Palco  Liquidity  Issues" and "ScoPac  Liquidity  Issues" sections below for further  information  regarding Palco and ScoPac's plans to obtain the additional liquidity to fund their operations and pay debt obligations when due.
There can be no assurance that their efforts will be successful.

     Capital  expenditures  for forest  products  operations  are expected to be approximately  $9.0  million to $12.0  million in 2006 and Palco's  2006 minimum pension funding requirements are estimated to be $8.6 million.

     Palco Liquidity Issues
     As of December 31, 2005, Palco and Britt, as Borrowers ("Borrowers"),  were in default under the Palco Term Loan and the Palco Revolving Credit Facility due
to financial covenant breaches.  The Borrowers are pursuing discussions with the lenders in an effort to resolve the  defaults  and obtain  additional  liquidity necessary to fund anticipated future working capital shortfalls.

     There can be no  assurance  that  Palco  will be able to obtain  waivers of defaults  from  the  lenders.  As  of  December  31,  2005,  $34.7  million  was outstanding  under the Palco Term Loan, $24.0 million was outstanding  under the
Palco  Revolving  Credit  Facility,  and $10.2 million of letters of credit were outstanding  under the Palco  Revolving  Credit  Facility.  The Palco  Revolving
Credit  Facility and Palco Term Loan are each secured by a security  interest in the  stock of Palco  held by MGI,  and  substantially  all of the  assets of the
Borrowers (other than Palco's equity interest in ScoPac).

     In an effort to reduce its overall  debt  level,  Palco has  commenced  the
Palco Asset Sale Program pursuant to which it is marketing  certain assets,  and is also seeking other  sources of  liquidity.  The Palco Term Loan and the Palco
Revolving  Credit Facility each contain  provisions  requiring that the net cash proceeds  of asset  sales be used to prepay  amounts  outstanding  under the two facilities.  Accordingly,  proceeds  generated from the Palco Asset Sale Program would not be available to fund working  capital  needs until the Palco Term Loan is paid in full. There can be no assurance that these marketing  efforts will be successful or that Palco will be successful  in securing  sufficient  additional liquidity.

     In the event that Palco is unable to secure the necessary liquidity to fund its  expected  future  working  capital  shortfalls,  it would be forced to take extraordinary  actions,  which may include:  further  reducing  expenditures  by laying off employees,  shutting down various operations,  and seeking protection by filing under the Bankruptcy Code.

     In April 2005,  Palco and Britt,  as Borrowers,  closed the Palco Term Loan and the Palco Revolving Credit  Facility.  The $35.0 million Palco Term Loan was fully  funded at closing.  The Palco  Revolving  Credit  Facility  provides  for borrowings up to a maximum of $30.0 million, subject to borrowing base and other limitations.  During 2005,  Palco  received net cash  proceeds of  approximately
$60.0 million from the Palco Term Loan and Palco  Revolving  Credit Facility and
borrowed  an  additional   $6.0  million  from  MGI  (see  Note  7  for  further
discussion.)  These  borrowings were utilized  primarily in the following areas:
(i) $10.8 million was used to pay off amounts previously  borrowed under Palco's previous revolving credit facility (which was terminated);  (ii) approximately $
8.0 million was used to fund capital  expenditures  related primarily to Palco's new sawmill in Scotia, California;  (iii) $9.9 million was used as collateral to secure Palco's workers'  compensation  liabilities  (which reduced the Company's availability under the Palco Revolving Credit Facility);  (iv) $18.9 million was used to build  primarily  large  log  (larger  than 24" in  diameter)  inventory levels;  and (v) the  remainder was used to pay advisor fees and to fund working capital shortfalls.  The working capital shortfalls experienced in 2005 resulted primarily from delays in completion of the large log processing  line at Palco's sawmill in Scotia. The sawmill's operational  difficulties  experienced in 2005,
related  to  the  large  log  processing  line,   compounded  Palco's  liquidity
challenges as Palco has been unable to mill its large log inventories (purchased in 2005 using the funds available under the Palco Revolving  Credit Facility) in
2005 as planned. While production levels at the new sawmill continue to improve, the new sawmill  (primarily the large log processing  line) is not yet operating at planned production rates,  primarily due to a current imbalance between small diameter and large diameter logs which impacts the mill's throughput. In January
2006 and February 2006, additional liquidity was needed at Palco to fund working capital  shortfalls  and Palco  borrowed an additional  $5.0 million from MGI to meet these  shortfalls.  See Note 7 for  information  regarding the terms of the
Palco Revolving Credit Facility and the Palco Term Loan.

     Palco will require  additional  funds in order to meet its working  capital and capital expenditure requirements for the next several years. Palco's ability
to  meet  such  requirements   will  be  adversely   affected  should  Palco  be
unsuccessful  in its  efforts to (i) meet  planned  production  rates at the new sawmill,  (ii)  obtain  waivers of default  from its term and  revolving  credit lenders,  and (iii) obtain sufficient  additional liquidity from the Palco Asset
Sale  Program  or from  other  sources.  Furthermore,  Palco's  cash  flows from operations may be adversely affected by diminished  availability of smaller logs from  ScoPac or other  third  parties,  lower  lumber  prices,  adverse  weather conditions,  pending or future legal, legislative,  regulatory and environmental matters, or continued  increased funding  requirements for its pension plan. The percentage  of the logs  purchased  from  third  parties  that Palco uses in its lumber operations is expected to increase.  Under the Master Purchase Agreement, between Palco and ScoPac ("Master Purchase Agreement"), Palco is required to pay for logs purchased from ScoPac by the 20th day of the following  month,  whereas payment for logs  purchased  from third parties is generally due upon  delivery.
Accordingly,  Palco's working capital needs are likely to increase substantially during 2006 and beyond absent favorable  regulatory  action  affecting  ScoPac's
THPs. See "-Results of Operations-Forest  Products Operations" above, as well as
Note 11, for discussion of regulatory, environmental and legal matters affecting harvest levels and operating costs.

     With  respect to long-term  liquidity,  until such time as Palco is able to obtain or generate sufficient  liquidity,  there can be no assurances that Palco will be able to meet its working capital,  capital  expenditure and debt service obligations.  Liquidity,  capital  resources  and results of  operations  in the long-term  may continue to be adversely  affected by the same factors  affecting short-term cash flows from operations, as discussed above.

     ScoPac Liquidity Issues
     Due to its highly leveraged  condition,  ScoPac is more sensitive than less leveraged  companies to factors  affecting  its  operations,  including  low log prices,  governmental  regulation and  litigation  affecting  timber  harvesting operations on the ScoPac  Timber (see  "-Results of  Operations-Forest  Products
Operations"  above,  Item 1A. "Risk Factors," and Note 11), and general economic conditions.  ScoPac's cash flows from operations are  significantly  impacted by harvest volumes and log prices. The Master Purchase Agreement between ScoPac and
Palco (see Item 1. "Business-Forest Products  Operations-Relationships among the
Palco Companies") contemplates that all sales of logs by ScoPac to Palco will be at fair market value (based on stumpage prices) for each species and category of timber. The Master Purchase Agreement provides that if the purchase price equals or exceeds  the "SBE Price" and a  structuring  price set forth in a schedule to the Timber Notes  Indenture,  the purchase  price is deemed to be at fair market value.  If the purchase price equals or exceeds the SBE Price,  but is less than the structuring price, then ScoPac is required to engage an independent forestry consultant to confirm that the purchase  price  reflects  fair market value.  In
January  2006,  the State Board of  Equalization  adopted the new Harvest  Value
Schedule  for the first half of 2006.  The  prices  published  in that  schedule reflected  a 5.3%  increase in the SBE Price for small  redwood  logs and a 5.6%
decrease for small  Douglas-fir  logs from the prices  published  for the second half of 2005.

     ScoPac  has  conducted  extensive  reviews  and  analyses  of  its  assets, operations  and future  prospects.  As a result of these  extensive  reviews and analyses,  ScoPac's management has concluded that, in the absence of significant regulatory  relief and  accommodations,  ScoPac's  future annual timber  harvest levels and cash flows from  operations  will for at least the next several years be substantially  below both historical  levels and the minimum levels necessary in order to allow ScoPac to satisfy its debt service  obligations  in respect of the Timber Notes. ScoPac has announced that its projected average annual harvest level over the ten-year period  beginning 2006 is estimated to be  approximately
100 million board feet per year. This harvest level reflects ScoPac management's
estimate  of  the   cumulative   impact  of  ongoing   regulatory   limitations,
prescriptions,  and other actions and is based upon a number of assumptions that may or may not prove to be accurate.  Actual  harvest  levels may even be lower, depending on the outcome of various  assumptions.

     During 2005, ScoPac devoted  significant  management  resources,  and spent
approximately  $6.1  million,   on  efforts  to  restructure  the  Timber  Notes
consistent  with  management  expectations  as to future harvest levels and cash flows.  These efforts were  unsuccessful  and have largely been  abandoned.  The
Company  does not expect that ScoPac will be able to  restructure  its  required minimum  payments on the Timber Notes through  negotiations  with holders of the
Timber Notes. Accordingly, additional liquidity will be needed to avoid an event of default under the Timber Notes Indenture.

     On the January 20,  2005,  Timber  Notes  payment  date,  ScoPac used funds available under the ScoPac Line of Credit to fund the interest payment. Prior to the July 20, 2005,  Timber Notes payment date,  ScoPac requested that Palco make an early payment,  equal to an expected $2.2 million cash shortfall,  in respect of certain logs that had already been  delivered to and  purchased by Palco from
ScoPac. Palco approved and delivered the early log payment, which allowed ScoPac to fund the July 20, 2005,  cash  shortfall  and pay all of the interest due. As the January 20, 2006,  Timber Notes payment date approached,  it became apparent that there would be a cash  shortfall of $2.3 million.  In January 2006,  ScoPac and MGI consummated a "Lump Sum Sale" (and as such term is defined in the Timber
Notes Indenture) of specified ScoPac Timber. In accordance with the Timber Notes
Indenture, the specified Company Timber was released from the liens securing the
Timber Notes and that timber was  purchased by MGI. The cash  purchase  price of
$2.3  million paid in the Lump Sum Sale,  was  calculated  using the  applicable prices  established by the California  State Board of Equalization for the first half of 2006, and provided ScoPac the additional  funds needed to pay all of the interest due on the January 20, 2006, Timber Notes payment date.

     ScoPac management  estimates that its cash flows from operations,  together with the ScoPac Line of Credit will be insufficient, by a substantial amount, to pay a substantial portion of the interest due on the July 20, 2006, Timber Notes payment date. In an effort to address this expected  shortfall,  and future cash shortfalls  expected over at least the next several years, and avoid an event of default  under the Timber  Notes  Indenture,  ScoPac is seeking to sell  certain non-timberland  properties such as ranchlands and recreational areas, as well as certain timberlands ("ScoPac Land Sale Program"). There can be no assurance that these marketing efforts will be successful.

     To the extent that ScoPac is unable to generate  sufficient  liquidity from the ScoPac Land Sale Program or other sources,  the Company  expects that ScoPac will be forced to take  extraordinary  actions,  which may  include:  laying off employees,  shutting down various  operations,  and seeking protection by filing under the Bankruptcy Code.

     At December 31, 2005, the SAR Account balance was $75.9 million  (including
$52.9  million of Timber  Notes  held in the SAR  Account  and $23.0  million in cash),  all of which is restricted for future  principal  payments on the Timber
Notes.  The SAR Account net cash balance of $23.0 million is sufficient to cover the  Scheduled  Amortization  in 2006,  but will not be  sufficient to cover the
Scheduled  Amortization  on the January 20,  2007,  Timber Note payment date and beyond.  Accordingly,  ScoPac's  ability  to  make  the  Scheduled  Amortization payments on the Timber Notes beyond 2006 is dependent  upon ScoPac's  ability to sell all or a portion of the Timber Notes held in the SAR Account.  No assurance can be given that  ScoPac will be  successful  in its efforts to sell the Timber
Notes held in the SAR Account before the January 20, 2007,  Timber Notes payment date or as to the proceeds that might result from any such sale.

     Accordingly,  ScoPac will require substantial  additional funds in order to meet its debt service  requirements for the next year.  ScoPac's ability to meet such  requirements  will be adversely  affected (a) if ScoPac is unsuccessful in its  efforts to (i)  generate  sufficient  cash flows from the ScoPac  Land Sale
Program,  (ii) sell a portion  of its Timber  Notes  holdings,  or (iii)  obtain additional financing,  or (b) if Palco is unable to obtain sufficient additional liquidity  to continue to purchase and pay for logs as they are  purchased  from
ScoPac.

     With respect to long-term liquidity, until such time as ScoPac has adequate cash flows from  operations,  there can be no assurance that ScoPac will be able to meet its working capital,  capital expenditure and debt service  obligations.
Liquidity,  capital  resources,  and results of  operations in the long-term may continue to be adversely affected by the same factors affecting  short-term cash flows from operations, as discussed above.

     Real Estate Operations

     Capital expenditures and real estate improvements and development costs are expected to be approximately  $25.0 million - $30.0 million in 2006. The Company expects that these  expenditures  will be funded by existing  cash and available credit facilities.

     Subject to  available  resources,  the  Company's  real estate  segment may purchase  additional  properties and/or seek other investment ventures from time to time as appropriate opportunities arise.

     Real  estate  management   believes  that  the  existing  cash  and  credit
facilities  are  sufficient  to fund the segment's  working  capital and capital expenditure  requirements  for 2006.  With  respect to the  segment's  long-term liquidity,  real estate  management  believes  that the ability to generate cash from the sale of existing assets,  together with the ability to obtain financing and joint venture partners,  should provide sufficient funds to meet the working capital and capital expenditure requirements.

     Racing Operations

     Capital expenditures are expected to be approximately $0.3 million in 2006.

     Subject to available  resources,  the Company's racing segment may purchase additional  properties  and/or  seek to expand  its  operations  as  appropriate opportunities arise.

     During 2005,  SHRP,  Ltd.  borrowed $9.3 million from MAXXAM Parent to fund its 2005 capital  expenditures and improve its working capital  position.  SHRP,
Ltd.'s management expects that SHRP, Ltd. will require additional  advances from
MAXXAM Parent to fund its  operations  and capital  expenditures  in the future.
SHRP,  Ltd. is  experiencing  strong  competition  from  Internet  wagering  and
"racinos"  in  surrounding  states.  These  factors will also play a role in the long-term liquidity of SHRP, Ltd.

     Kaiser's Operations

     With  respect  to the  Company's  interest  in Kaiser,  the Kaiser  plan of reorganization,  which provides for the  cancellation of the equity interests of current shareholders without  consideration or obligation,  was confirmed by the
Kaiser  Bankruptcy  Court in February 2006.  However,  it is not yet final as it must still be approved by the U.S.  District Court before Kaiser can emerge from
Chapter 11, as is also subject to appeal. See Note 10 for further information.

Off-Balance Sheet Arrangements

     The  Company  does not have any  off-balance  sheet  financing,  other than operating  leases  entered into in the normal  course of business and  disclosed below,  or  unconsolidated  special purpose  entities.  The Company does not use derivatives for any of its treasury or risk management activities.

Contractual Obligations

     The  following  table  presents  information  with respect to the Company's contractual obligations as of December 31, 2005 (in millions).

                                                                         Payments Due by Period
                                                     ---------------------------------------------------------------
         Contractual Obligations             Total      2006      2007      2008       2009      2010    Thereafter
--------------------------------------------------------------------------------------------------------------------
Debt obligations                        $  1,002.1  $ 112.5  $   31.4  $   30.1   $   25.4   $   28.8   $    773.9
Interest due on long-term debt
  obligations(1)                             642.0     75.9      74.7      72.0       67.4       65.6        286.4
Operating lease obligations                   11.7      3.3       2.9       2.0        0.8        0.8          1.9
Purchase obligations(2)                          -        -         -         -          -          -            -
Pension funding obligations (3)               21.5     12.2       7.4       1.8        0.1          -            -
Other long-term liabilities reflected on
  the Company's balance sheet(4)(5)(6)(7)      6.2      1.9       2.5       1.8          -          -            -
                                           -------------------------------------------------------------------------
Total                                    $ 1,683.5  $ 205.8  $  118.9  $  107.7   $   93.7   $   95.2   $  1,062.2
                                           =========================================================================

___________________
(1)  Interest  due on debt  obligations  is net of  additional  interest  due in respect of Timber Notes held by ScoPac in the SAR Account.
(2)  Excludes ordinary course of business purchase orders.
(3)  Represents  expected  funding for pension  benefits for 2006 and subsequent years.
(4)  Excludes reserves for litigation, environmental remediation, self-insurance claims, and other contingent liabilities due to uncertainty as to when cash payments will be required.
(5)  Includes  $0.8  million in 2006 and $1.8 million in 2007 under the terms of various executive compensation agreements.
(6)  Includes $2.1 million in 2008 (for PDMPI's cost sharing  agreement with the
     Puerto  Rico  Power  Authority  for  the   construction  of  an  electrical
     substation that will provide capacity to new projects within PDMPI.
(7)  Include  $1.1  million  in 2006 and 0.4  million  in 2007  for  contractual amounts owed under agreements with various  professional firms (principally audit and tax compliance fees).

Trends

     Forest Products Operations

     Harvest  levels at the Company forest  products  operations are expected to decline  significantly,  as compared to historical  harvest levels,  in 2006 and beyond. Consequently, cash flows from ScoPac's operations will not be sufficient to allow ScoPac to satisfy its debt service obligations in respect of its Timber
Notes.  In an effort to  address  expected  future  cash  shortfalls,  ScoPac is seeking  to sell  certain  non-timberlands  properties  such as  ranchlands  and recreational  areas, as well as certain  timberlands.  There can be no assurance that these marketing efforts will be successful.

     Palco is also expecting significant future cash shortfalls. In an effort to reduce its overall debt level,  Palco has commenced the Palco Asset Sale Program pursuant to which it is marketing  certain  assets,  and is also  seeking  other sources of liquidity.  There can be no assurance  that these  marketing  efforts will be successful.

     Real Estate Operations

     The  Company  is  engaged  in  marketing  and  sales  programs  of  varying magnitudes  at its real estate  developments.  The  Company  intends to continue selling  undeveloped acreage and semi-developed  parcels,  generally to builders
and  developers.   In  2005,  the  Company's  real  estate  operations  realized substantial  revenues related to sales at the Company's  Fountain Hills,  Mirada and Palmas  developments.  As the proceeds  from these asset sales have not been redeployed  on other real  estate  assets,  this level of sales  activity is not expected to recur for the foreseeable future.

     Racing Operations

     During the regular  legislative session of the Texas Legislature that ended
in  May  2005  and  two  subsequent  30-day  special  sessions,   a  variety  of
alternatives were considered to address a projected budget shortfall,  including enhancing  state  revenues  through  additional  forms of  gaming  such as video lottery  terminals  at existing  horse and dog racing  tracks,  gaming on Indian reservations, and full casinos. However, neither the regular session nor the two special  sessions  resulted  in any such  legislation.  The  Company  intends to continue to vigorously pursue legislation  favorable to it. A special session is expected  to be  called  in 2006  and the  next  regular  session  of the  Texas
Legislature  will begin in January of 2007. As some  legislation may require the approval of two-thirds of each  legislative  house and a majority of the state's voters,  no assurance can be given that any such  legislation will be enacted or become effective. Moreover, it is impossible to determine what the provisions of any such legislation will be or its effect on the Company.

     In  January  2004,  a  subsidiary  of the  Company  applied  to the  Racing
Commission  for an  additional  license to construct and operate a Class 2 horse racing  facility  in Laredo,  Texas.  The review  process is in the  preliminary stages,  and  there  can be no  assurance  that the  Company  will  obtain  this additional  license as, among other things,  there is a competing  applicant.  A hearing before a State  administrative  law judge to review both applications is scheduled to begin on March 27, 2006.

     Critical Accounting Policies and Estimates

     This  section  contains   statements   which  constitute   "forward-looking
statements"  within the  meaning of the PSLRA.  See Item 1.  "Business-General,"
Item 1A. "Risk  Factors," and below for cautionary  information  with respect to such forward-looking statements.

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
Estimates are based on historical  experience  and on various other  assumptions that are believed to be reasonable under the  circumstances.  The result of this process forms the basis for making  judgments about the carrying value of assets and liabilities  that are not readily  apparent from other sources.  The Company re-evaluates  its estimates and judgments on a regular,  ongoing  basis.  Actual results may differ from these estimates due to changed facts,  circumstances and conditions.

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
As a result, the Company discontinued  consolidating  Kaiser's financial results beginning  February 12, 2002, and began reporting its investment in Kaiser using the cost method,  under which the  investment is reflected as a single amount on the Company's balance sheet of ($516.2) million and the recording of earnings or losses from Kaiser was discontinued after February 11, 2002.

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

     Kaiser's plan of reorganization, which provides for the cancellation of the
Company's  50,000,000 Kaiser common shares without  consideration or obligation, was confirmed by the Kaiser Bankruptcy Court in February 2006. However, Kaiser's
plan of  reorganization  is not yet final,  as it must still be  approved by the
U.S.  District  Court  before  Kaiser can emerge  from  Chapter  11, and is also subject to appeal.  These consolidated  financial  statements do not reflect any adjustment  related to the  deconsolidation  of Kaiser other than presenting the
Company's  investment  in Kaiser using the cost method.  The Company  expects to reverse the $516.2 million of losses in excess of its investment in Kaiser,  net of accumulated  other  comprehensive  losses of $85.3 million related to Kaiser, and recognize the net amount,  including the related tax effects,  in the period in which the Kaiser  Shares are  cancelled,  currently  expected to occur during
2006. Upon  effectiveness of Kaiser's plan of  reorganization,  the Company also expects it will take a worthless  stock  deduction on its  consolidated  federal income tax return related to the  cancellation  of the Kaiser Shares and will at that time  evaluate  whether it expects to realize  the  resulting  tax asset of approximately  $135.8  million.  Although the Company does not currently  expect that it will be obligated  to fund losses in Kaiser,  the amount of the reversal would be reduced by any losses  which the Company  later  estimates  it would be obligated to fund.

     Gain and Loss Contingencies
     The Company is involved in various claims,  lawsuits and other  proceedings discussed in Note 11. Such matters involve uncertainty as to reasonably possible losses and gains the  Company  may  ultimately  realize  when one or more future events  occur or fail to  occur.  The  Company  accrues  and  charges  to income estimated losses  (including  related  estimated legal fees) from  contingencies when it is probable (at the balance  sheet date) that an asset has been impaired or liability  incurred and the amount of loss can be reasonably  estimated.  The
Company recognizes gain  contingencies when realization is assured.  Differences between estimates  recorded and actual amounts  determined in subsequent periods are treated as changes in accounting  estimates (i.e., they are reflected in the financial  statements  in the period in which they are  determined to be losses, with no retroactive restatement).

     The  Company  estimates  the  probability  of  gains  and  losses  on legal contingencies based on the advice of internal and external counsel, the outcomes from  similar  litigation,  the  status of the  lawsuits  (including  settlement initiatives),  legislative and regulatory  developments,  and other factors. For larger  environmental  matters, the Company estimates the losses using estimates prepared by third party experts and the advice of internal and external counsel.
Risks and  uncertainties  are inherent  with respect to the ultimate  outcome of litigation and environmental  contingencies.  See Note 11 for further discussion of the Company's material contingencies.

     Income Taxes
     The  Company  accrues  and  charges  to income  estimated  taxes when it is probable (at the balance  sheet date) that a liability has been incurred and the amount of the  liability can be reasonably  estimated,  including  situations in which the Company has and has not  received  tax  assessments  from the relevant taxing  authority.  Taxes are  provided  in those  instances  where the  Company considers  it  probable  that  additional  tax may be due in excess  of  amounts reflected in our tax returns as filed. The Company  believes  amounts  currently provided for any such potential  assessments will not be settled within the next twelve months and settlement of such amounts would not have a significant impact on the Company's consolidated  financial position,  results of operations and/or liquidity. See Note 8 for further discussion of the Company's income taxes.

     Deferred Tax Asset Valuation Allowances
     As of December  31,  2005,  the Company had $134.6  million of deferred tax assets (net of $102.7  million in  valuation  allowances)  and $50.7  million of deferred tax  liabilities.  The deferred tax assets and liabilities  reported in the  Company's  balance  sheet  reflect the amount of taxes that the Company has prepaid or for which it will  receive a tax  benefit  (an asset) or will have to pay in the future (a  liability)  because of temporary  differences  that result from  differences  in timing of revenue  recognition  or  expense  deductibility between generally accepted accounting  principles and the Internal Revenue Code.
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

     Uncertainties  that might  exist with  respect  to the  realization  of the
Company's  deferred tax assets relate to future taxable  income.  See Note 8 for further discussion of the Company's valuation allowances on deferred tax assets.

     Pension and Other Postretirement Benefit Plan Obligations and Expenses
     Estimating  future  benefit  payments  for  purposes of  measuring  pension benefit  obligations  requires the Company to make a number of assumptions about future  experience.  These  assumptions  are  combined  with  the  terms  of the
Company's  plans to produce an  estimate of required  future  benefit  payments, which is discounted to reflect the time value of money. As a result, assumptions about the covered  population  (demographic  assumptions) and about the economic environment  (economic  assumptions)  significantly  affect  pension  and  other postretirement benefit obligations. The most significant demographic assumptions are expected  retirement  age,  life  expectancy,  and  turnover,  while the key economic  assumptions  are the discount  rate,  the salary growth rate,  and the expected  return on plan assets.  At December 31, 2005,  the MAXXAM Pension Plan and the  Palco  Retirement  Plan were  frozen.  As a result,  these  plans  will continue,  but no additional benefits will accrue to participants  subsequent to
December 31, 2005. Future benefit payments will continue to be measured based on the same types of demographic  and economic  assumptions,  with the exception of salary growth as no new benefits will be accrued.

     The projected  benefit  obligation for the Company's  pension plans and the
accumulated   postretirement   benefit   obligation  for  the  Company's   other
postretirement  benefit plans was determined  using a discount rate of 5.625% at
December 31, 2005,  and 5.875% at December 31, 2004.  As the pension  plans were frozen December 31, 2005, there is no assumed weighted average long-term rate of compensation.  The assumed  weighted  average  long-term  rate of return on plan assets is 8.5%.  Plan  assets  consist  principally  of common  stocks  and U.S.
government and other fixed-income obligations.

     The estimated  impact of a 1% decrease in the discount rate (from 5.625% to
4.625%)  would   increase  the  Company's   aggregate   pension   obligation  by
approximately $16.1 million,  while the estimated impact of a 1% increase in the discount  rate (from 5.625% to 6.625%) would  decrease the  Company's  aggregate pension obligation by approximately $13.1 million.

     Generally  accepted  accounting  principles  are applied to  determine  the expense  that the  Company  recognizes  related  to pension  obligations,  while pension  plan  funding is governed by tax and labor  laws.  The Company  expects
pension  expense  to  be   approximately   $0.4  million  in  2006,  while  cash
contributions  are  expected to be  approximately  $12.2  million in 2006.  This compared  to pension  expense of $3.4  million  and cash  contributions  of $2.3 million in 2005.

     At December 31, 2005, the Company had $34.8 million in accrued  liabilities related to pension  benefits.  This amount  consists of an accrued  liability of
$21.6 million  reflecting  the  cumulative  excess of the amount the Company has expensed over the amount the Company has funded since inception of its plans, as well as an additional  minimum liability of $13.2 million  reflecting the excess of the accumulated benefit obligation over the fair value of plan assets.

     See Note 9 for further discussion of the Company's  obligations  related to pension and other postretirement benefit plans.

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

     As part of Palco's on-going evaluation of activities in 2005, several sites were subject to an impairment  review due to changes in their expected use. As a result of the  impairment  review,  two  facilities,  the Carlotta  mill and the
Scotia remanufacturing  facility,  were deemed impaired and an impairment charge of $4.6 million, was recognized in 2005.

New Accounting Standards

     See Note 2 for a  discussion  of new  accounting  pronouncements  and their potential impact on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in  interest  rates  primarily  under the
ScoPac  Line of Credit  and the  Palco  Term  Loan and  Palco  Revolving  Credit
Facility,  as well as certain other debt  facilities used to finance real estate development  activities.  These  facilities  bear  interest  at either the prime interest rate or LIBOR, plus specified  percentage point spreads.  The Company's objective in maintaining  its other  variable rate  borrowings is flexibility in borrowing  funds and making  repayments  without  penalties.  As of December 31,
2005, there were $90.0 million in borrowings outstanding under all variable rate facilities. Based on the amount of borrowings outstanding under these facilities during 2005, a 1.0% change in interest rates effective from the beginning of the year would have resulted in an increase or decrease in annual  interest  expense of $1.1 million. Due to breaches of financial covenants, interest on each of the
Palco Term Loan and Palco  Revolving  Credit  Facility was increased by 2.0% per annum.

      All of the Company's other debt is fixed-rate and, therefore, does not expose the Company to the risk of higher interest payments due to changes in market interest rates. The Company does not utilize interest rate swaps or similar hedging arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MAXXAM Inc.
Houston, Texas

We have audited the accompanying  consolidated balance sheets of MAXXAM Inc. and subsidiaries  ("Company")  as of  December  31,  2005 and 2004,  and the related consolidated statements of operations, cash flows, and stockholders' deficit for each of the three years in the period ended  December 31, 2005.  Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2).
These   financial   statements  and  financial   statement   schedules  are  the
responsibility of the Company's management.  Our responsibility is to express an opinion on the financial  statements and financial  statement schedules based on our audits. We did not audit the financial  statements of Sam Houston Race Park,
Ltd. (a subsidiary),  which statements  reflect total revenue  constituting 11.4 percent,  14.5  percent,  and 14.8 percent of the Company's  consolidated  total revenues for the years ended December 31, 2005,  2004,  and 2003,  respectively.
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

In our  opinion,  based on our  audits and the  report of other  auditors,  such consolidated  financial statements present fairly, in all material respects, the financial  position of MAXXAM Inc. and  subsidiaries as of December 31, 2005 and
2004,  and the results of their  operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles  generally  accepted in the United  States of America.  Also,  in our opinion,  based on our audits and (as to the  amounts  included  for Sam Houston
Race  Park,  Ltd.)  the  report  of other  auditors,  such  financial  statement schedules,  when  considered  in  relation to the basic  consolidated  financial statements  taken  as a whole,  present  fairly  in all  material  respects  the information set forth therein.

     The  accompanying  consolidated  financial  statements  have been  prepared assuming that MAXXAM Inc., and its subsidiaries will continue as going concerns.
As discussed in Note 1 to the consolidated financial statements, at December 31,
2005,  the cash flows of MAXXAM  Inc.'s  wholly  owned  subsidiary,  The Pacific
Lumber  Company  ("Palco") and Palco's wholly owned  subsidiary,  Scotia Pacific
Company LLC  ("ScoPac")  have been  adversely  affected  by delays in  obtaining regulatory  approvals  on harvest  timber and other  difficulties.  Palco was in default under its term loan and revolving credit facility.  ScoPac has estimated that without additional liquidity from asset sales or other sources, ScoPac will be unable to pay the entire  amount of  interest  due in July 2006 on its timber notes.  Such failure to pay interest would  constitute an event of default under the indenture  governing the timber notes.  The difficulties of Palco in meeting its loan  agreement  covenants  and ScoPac in paying the  interest on the timber notes raise substantial doubts about Palco's and ScoPac's ability to continue as
going  concerns.   Further,   the  difficulties  of  these   subsidiaries  raise
substantial  doubt about the ability of MAXXAM Inc. and  subsidiaries to realize their timber-related  assets and discharge their  timber-related  liabilities in the  normal  course  of  business  and  to  continue  as a  going  concern.  The consolidated  financial  statements  do not include any  adjustments  that might result from the outcome of these uncertainties.

We have also  audited,  in accordance  with the standards of the Public  Company
Accounting  Oversight Board (United States),  the effectiveness of the Company's internal control over financial  reporting as of December 31, 2005, based on the criteria  established  in Internal  Control-Integrated  Framework  issued by the
Committee of Sponsoring  Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial  reporting and an  unqualified  opinion  on the  effectiveness  of the  Company's  internal control over financial reporting.

                                                       DELOITTE & TOUCHE LLP
Houston, Texas
March 14, 2006

                           MAXXAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (In millions of dollars, except share information)

     The  accompanying notes are an integral part of these financial statements.

                                                                                                  December 31,
                                                                                             -----------------------
                                                                                                2005        2004
                                                                                             ----------- -----------
Assets
Current assets:
  Cash and cash equivalents                                                                 $    72.0    $   18.3
  Marketable securities and other short-term investments                                        135.5       106.6
  Receivables:
    Trade, net of allowance for doubtful accounts of $0.8 and $0.6, respectively                 11.1        13.1
    Other                                                                                         5.4         3.4
  Inventories:
    Lumber                                                                                        7.6        17.0
    Logs                                                                                         18.9         7.2
  Real estate inventory                                                                          12.6        21.1
  Prepaid expenses and other current assets                                                      16.4        16.6
  Restricted cash and marketable securities                                                      29.1        28.2
                                                                                             ----------- -----------
       Total current assets                                                                     308.6       231.5
Property, plant and equipment, net of accumulated depreciation of $207.9 and
  $183.4, respectively                                                                          355.0       370.2
Timber and timberlands, net of accumulated depletion of $226.3 and $218.6, respectively         208.7       213.6
Real estate                                                                                      43.2        52.5
Deferred income taxes                                                                            95.1        94.8
Intangible assets                                                                                 2.9         3.8
Long-term receivables and other assets                                                           26.9        33.2
Restricted cash and marketable securities                                                         7.9        15.6
                                                                                             ----------- -----------
                                                                                            $ 1,048.3    $1,015.2
                                                                                             =========== ===========
Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable                                                                          $    11.2    $   14.4
  Accrued interest                                                                               25.9        24.9
  Accrued compensation and related benefits                                                      20.7        12.1
  Other accrued liabilities                                                                      37.0        27.8
  Short-term borrowings and current maturities of long-term debt                                112.5        51.4
                                                                                             ----------- -----------
       Total current liabilities                                                                207.3       130.6
Long-term debt, less current maturities                                                         889.6       912.0
Accrued pension and other postretirement benefits                                                34.1        41.8
Losses in excess of investment in Kaiser                                                        516.2       516.2
Other noncurrent liabilities                                                                     62.4        71.7
                                                                                             ----------- -----------
Total liabilities                                                                             1,709.6     1,672.3
                                                                                             ----------- -----------
Commitments and contingencies (see Note 11)

Stockholders' deficit:
  Preferred stock, $0.50 par value; $0.75 liquidation preference; 2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible Preferred
    Stock; 668,964 and 669,019 shares issued, respectively; 668,119 and 668,174
    shares outstanding, respectively                                                              0.3         0.3
  Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359 shares
    issued; 5,967,942 and 5,976,487 outstanding, respectively                                     5.0         5.0
  Additional capital                                                                            225.3       225.3
  Accumulated deficit                                                                          (670.4)     (666.4)
  Accumulated other comprehensive loss                                                          (96.6)      (96.6)
  Treasury stock, at cost (shares held:  preferred - 845; common - 4,095,417 and
    4,086,872, respectively)                                                                   (124.9)     (124.7)
                                                                                             ----------- -----------
       Total stockholders' deficit                                                             (661.3)     (657.1)
                                                                                             ----------- -----------
                                                                                            $ 1,048.3    $1,015.2
                                                                                             =========== ===========
    The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (In millions of dollars, except per share information)

                                                                                   Years Ended December 31,
                                                                           -----------------------------------------
                                                                               2005          2004          2003
                                                                           ------------- ------------- -------------
Net sales:
  Forest products                                                          $   181.8     $     202.1    $     208.5
  Real estate                                                                  178.3            94.8           78.3
  Racing                                                                        46.3            50.6           49.8
                                                                           ------------- ------------- -------------
                                                                               406.4           347.5          336.6
                                                                           ------------- ------------- -------------
Cost and expenses:
  Cost of sales and operations:
    Forest products                                                            146.3           150.1          144.4
    Real estate                                                                 52.0            31.7           25.1
    Racing                                                                      40.1            42.7           41.0
  Selling, general and administrative expenses                                  72.3            71.7           63.7
  Gains on sales of timberlands and other assets                                (0.3)           (0.1)         (17.5)
  Impairment of assets                                                           4.6               -            1.4
  Depreciation, depletion and amortization                                      35.9            37.1           37.1
                                                                           ------------- ------------- -------------
                                                                               350.9           333.2          295.2
                                                                           ------------- ------------- -------------
Operating income (loss):
  Forest products                                                              (13.4)            5.4           34.5
  Real estate                                                                   89.0            29.7           17.1
  Racing                                                                        (4.1)           (3.1)          (1.9)
  Corporate                                                                    (16.0)          (17.7)          (8.3)
                                                                           ------------- ------------- -------------
                                                                                55.5            14.3           41.4
Other income (expense):
  Investment and interest income                                                17.5             8.6           13.8
  Other income                                                                   1.1             4.2           11.2
  Interest expense                                                             (78.2)          (74.0)         (77.0)
                                                                           ------------- ------------- -------------
Loss before income taxes                                                        (4.1)          (46.9)         (10.6)
Benefit (provision) for income taxes                                             0.1             0.3           (1.0)
                                                                           ------------- ------------- -------------
Net loss                                                                   $    (4.0)    $     (46.6)  $      (11.6)
                                                                           ============= ============= =============
Basic and diluted loss per common and common equivalent share              $   (0.66)    $     (7.79)  $      (1.79)
                                                                           ============= ============= =============

     The accompanying notes are an integral part of these financial statements.

                         MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions of dollars)

                                                                                       Years Ended December 31,
                                                                                  ----------------------------------
                                                                                     2005       2004        2003
                                                                                  ---------- ----------- -----------
Cash flows from operating activities:
  Net loss                                                                        $    (4.0)  $  (46.6)  $   (11.6)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation, depletion and amortization                                           35.9       37.1        37.1
    Non-cash stock-based compensation expense                                           3.7        6.1         0.8
    Non-cash impairment charge                                                          4.6          -         1.4
    Gains on sales and/or disposal of timberlands and other assets                     (0.3)      (0.1)      (18.3)
    Net losses (gains) on marketable securities                                        (6.6)       2.2        (5.2)
    Amortization of deferred financing costs and discounts on long-term debt            3.8        2.2         2.1
    Equity in loss (earnings) of unconsolidated affiliates, net of dividends
      received                                                                          1.0       (0.4)       (0.1)

  Increase (decrease) in cash resulting from changes in:
      Receivables                                                                       5.4       (0.8)       (0.2)
      Inventories                                                                      (1.1)       4.4         4.4
      Prepaid expenses and other assets                                                 0.5        1.5        (2.6)
      Accounts payable                                                                 (3.4)       2.5        (1.1)
      Accrued and deferred income taxes                                                 0.2        0.2         0.6
      Other accrued liabilities                                                         8.1        1.6        (1.6)
      Accrued interest                                                                  1.0       (0.9)       (0.2)
      Long-term assets and long-term liabilities                                        4.6       17.7         8.9
      Other                                                                            (0.1)       0.2        (0.5)
                                                                                  ---------- ----------- -----------
      Net cash provided by operating activities                                        53.3       26.9        13.9
                                                                                  ---------- ----------- -----------
Cash flows from investing activities:
    Net proceeds from dispositions of property and investments                          0.1        0.3        22.5
    Net sales (purchases) of marketable securities and other investments              (20.8)       5.8         0.1
    Net proceeds from restricted cash                                                   5.2       13.0        13.3
    Capital expenditures                                                              (19.7)     (32.7)      (23.8)
    Return of investment in joint venture                                               0.8        2.1         1.4
    Other                                                                               0.2        0.4         0.4
                                                                                  ---------- ----------- -----------
      Net cash provided by (used for) investing activities                            (34.2)     (11.1)       13.9
                                                                                  ---------- ----------- -----------
Cash flows from financing activities:
  Proceeds from issuances of long-term debt                                            38.0        5.4         2.9
  Redemptions and repurchases of, and principal payments on, long-term debt           (22.6)     (43.1)      (27.7)
  Borrowings under revolving and short-term credit facilities                          23.0       30.0           -
  Incurrence of deferred financing costs                                               (3.6)      (0.8)       (0.1)
  Treasury stock purchases                                                             (0.2)         -        (9.0)
                                                                                  ---------- ----------- -----------
      Net cash provided by (used for) financing activities                             34.6       (8.5)      (33.9)
                                                                                  ----------  ---------- -----------
Net increase (decrease) in cash and cash equivalents                                   53.7        7.3        (6.1)
Cash and cash equivalents at beginning of year                                         18.3       11.0        17.1
                                                                                  ---------- ----------- -----------
Cash and cash equivalents at end of year                                          $    72.0  $    18.3   $    11.0
                                                                                  ========== =========== ===========

 The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                   (In millions, except per share information)

                                                                                  Years Ended December 31,
                                                                         -------------------------------------------
                                                                              2005          2004          2003
                                                                         -------------------------------------------
Preferred Stock ($.50 Par)
  Balance at beginning and end of year                                   $   0.3       $     0.3      $   0.3
                                                                         ===========================================
Common Stock ($.50 Par)
  Balance at beginning and end of year                                   $   5.0       $     5.0      $   5.0
                                                                         ===========================================
Additional Capital
  Balance at beginning and end of year                                   $ 225.3       $   225.3      $ 225.3
                                                                         ===========================================
Accumulated Deficit
  Balance at beginning of year                                           $(666.4)      $  (619.8)     $(608.2)
    Net loss                                                                (4.0)          (46.6)       (11.6)
                                                                         -------------------------------------------
  Balance at end of year                                                 $(670.4)      $  (666.4)     $(619.8)
                                                                         ===========================================
Accumulated Other Comprehensive Income (Loss)
  Minimum pension liability adjustment, net of taxes                     $   0.1       $    (6.9)     $   1.0
  Unrealized gains (losses) on available-for-sale investments               (0.1)           (1.7)         0.2
                                                                         -------------------------------------------
  Other comprehensive income (loss)                                            -            (8.6)         1.2
  Accumulated other comprehensive loss at beginning of year                (96.6)          (88.0)       (89.2)
                                                                         -------------------------------------------
  Accumulated other comprehensive loss at end of year                    $ (96.6)      $   (96.6)     $ (88.0)
                                                                         ===========================================
Treasury Stock
  Balance at beginning of year                                           $(124.7)      $  (124.7)     $(115.7)
    Treasury stock purchases                                                (0.2)              -         (9.0)
                                                                         -------------------------------------------
  Balance at end of year                                                 $(124.9)      $  (124.7)     $(124.7)
                                                                         ===========================================
Comprehensive Loss
  Net loss                                                               $  (4.0)      $   (46.6)     $ (11.6)
  Other comprehensive loss                                                     -            (8.6)         1.2
                                                                         -------------------------------------------
  Total comprehensive loss                                               $  (4.0)      $   (55.2)     $ (10.4)
                                                                         ===========================================

   The accompanying notes are an integral part of these financial statements.

                           MAXXAM INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             Index of Notes

Number  Description                                                         Page

1       Basis of Presentation and Summary of Significant Accounting Policies....
2       New Accounting Standards................................................
3       Segment Information and Other Items.....................................
4       Cash, Cash Equivalents, Marketable Securities and Other Investments.....
5       Property, Plant and Equipment...........................................
6       Investments in Unconsolidated Affiliates................................
7       Debt....................................................................
8       Income Taxes............................................................
9       Employee Benefit and Incentive Plans....................................
10      Investment in Kaiser....................................................
11      Commitments and Contingencies...........................................
12      Stockholders' Deficit...................................................
13      Significant Acquisitions and Dispositions...............................
14      Supplemental Cash Flow and Other Information............................
15      Quarterly Financial Information (Unaudited).............................

1. Basis of Presentation and Summary of Significant Accounting Policies

     Basis of Presentation

     The consolidated  financial  statements include the accounts of MAXXAM Inc.
and its  majority  and wholly owned  controlled  subsidiaries.  The term "MAXXAM
Parent" refers to the Company on a stand-alone  basis without its  subsidiaries.
All  references to the "Company"  include MAXXAM Inc. and its majority owned and wholly owned  consolidated  subsidiaries,  unless otherwise noted or the context
indicates   otherwise.   Intercompany   balances  and  transactions   have  been
eliminated. Investments in entities over which the Company can exert significant influence but not control  (generally  20% to 50%  ownership)  are accounted for using the equity method of accounting.

     The Company conducts the substantial  portion of its operations through its subsidiaries, which operate in three principal industries:

     o    Forest  products,  through MAXXAM Group Inc.  ("MGI") and MGI's wholly owned subsidiary,  The Pacific Lumber Company  ("Palco"),  and Palco's
          wholly owned  subsidiaries,  Scotia Pacific Company LLC ("ScoPac") and
          Britt  Lumber  Co.,  Inc.  ("Britt").  MGI  engages in the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber,  and certain related  operations.  Housing,  construction  and
          remodeling  are  the  principal   markets  for  the  Company's  lumber
          products.

     o    Real  estate  investment  and  development,  through  MAXXAM  Property
          Company ("MPC") and other wholly owned subsidiaries of the Company, as well as joint ventures. These subsidiaries are engaged in the business of residential and commercial real estate  investment and development, primarily  in Arizona,  California,  Puerto Rico and Texas,  including associated golf course or resort operations in certain locations,  and also own several commercial real estate properties that are subject to long-term lease arrangements.

     o    Racing operations, through Sam Houston Race Park, Ltd. ("SHRP, Ltd."), a Texas limited partnership,  wholly owned by the Company.  SHRP, Ltd.
          owns and operates a Class 1 pari-mutuel  horse racing  facility in the greater Houston metropolitan area, and a pari-mutuel  greyhound racing facility in Harlingen, Texas.

     In  addition to the above,  the Company  owns  50,000,000  shares  ("Kaiser
Shares") common stock of Kaiser Aluminum Corporation ("Kaiser"), which represent approximately 63% of Kaiser's common stock. However, in 2002-2003,  Kaiser and a number of its  subsidiaries  filed for  reorganization  under  Chapter 11 of the
United States  Bankruptcy Code  ("Bankruptcy  Code").  As a result,  the Company discontinued  consolidating  Kaiser's  financial results beginning  February 12,
2002,  and began  reporting  its  investment  in Kaiser  using the cost  method.
Kaiser's plan of  reorganization,  which  provides for the  cancellation  of the equity interests of current  shareholders  without  consideration or obligation, was confirmed by the Bankruptcy  Court  supervising the Kaiser  bankruptcy cases
("Kaiser  Bankruptcy  Court")  in  February  2006.  However,  Kaiser's  plan  of reorganization  is not yet  final,  as it must  still  be  approved  by the U.S.
District  Court before Kaiser can emerge from Chapter 11, and it is also subject to appeal. These consolidated financial statements do not reflect any adjustment related to the Company's  investment in Kaiser. See "- Deconsolidation of Kaiser
Aluminum" below and Note 10 for further information.

     Results and activities for MAXXAM Inc. (excluding its subsidiaries) and for
MAXXAM Group Holdings Inc. ("MGHI") are not included in the above segments. MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company.

     Financial Difficulties of Forest Products Entities

     Regulatory Situation
     Regulatory and environmental  matters as well as legal actions have had and are expected to continue to have a significant  adverse  effect on the Company's forest products operations and liquidity.  See Note 11 for information regarding these  matters.  The ability to harvest ScoPac Timber (as defined below) depends in large part upon  ScoPac's  ability to obtain  regulatory  approval  of timber harvesting plans ("THPs"). ScoPac has experienced difficulties and delays in the approval of its THPs as the result of regulatory and litigation challenges,  and expects these challenges to persist.  Moreover,  the Company expects to continue to  experience  further  difficulties,  limitations  and delays in being able to harvest on  previously-approved  THPs due to, among other things, the actions by the California  North Coast  Regional Water Quality  Control Board ("North Coast
Water Board") (see below).  The  foregoing  matters have resulted in declines in actual and expected harvest levels and cash flows,  significant increases in the cost of  logging  operations  and  increased  costs  related  to timber  harvest litigation,  all of which have severely and  negatively  impacted the historical cash flows of both Palco and  ScoPac.  These  adverse  effects  are  expected to continue.  The timber on the timberlands owned by ScoPac ("ScoPac  Timberlands")
and the timber which ScoPac has the exclusive  right to harvest  ("ScoPac Timber
Rights") is collectively  referred to as the "ScoPac Timber." The timberlands in respect of the ScoPac Timber is referred to as the "ScoPac Timber Property."

     The North Coast Water Board is requiring  Palco and ScoPac to apply various waste  discharge  reporting,  mitigation  and erosion  control  requirements  in respect of timber harvesting activities in several watersheds,  and is likely to impose  additional  measures  in the  future.  The North  Coast  Water  Board in
December 2003  directed its staff to formulate  watershed-wide  waste  discharge requirements ("WWDRs") for the Freshwater and Elk River watersheds on the ScoPac
Timber Property.  As harvesting  activities on the ScoPac Timber Property cannot readily be moved between watersheds due to, among other things, historic harvest patterns,  adjacency restrictions,  and the age classes of trees, development of
WWDRs  and the other  matters  described  in the  "Forest  Products  Operations"
section  of  Note  11 are  expected  to  result  in  reduced  harvest  and  less predictability  in the future  regarding  the mix of logs  available for sale by
ScoPac to Palco.

     The North  Coast  Water Board for some time failed to release for harvest a number of ScoPac's THPs that had already been approved by the other governmental agencies which approve  ScoPac's THPs. The North Coast Water Board  subsequently allowed harvesting on a portion of the approved THPs;  however,  the State Water
Board  later  disallowed  harvesting  on a  portion  of the  THPs  that had been released by the North Coast Water Board.  The unreleased and disallowed  THPs in the Freshwater and Elk River watersheds represented a significant portion of the harvest that was planned for 2005. These unreleased and disallowed THPs, as well as additional THPs in the Freshwater and Elk River watersheds,  also represent a significant  portion of the harvest planned for 2006. As discussed below, ScoPac has announced that its projected  average annual harvest level over the ten-year period  beginning 2006 is estimated to be  approximately  100 million board feet per year. This projection is significantly  below historical harvest levels, and actual  harvest levels may be even lower,  depending on the ultimate  outcome of various assumptions.

     On February 17, 2006, the North Coast Water Board held a status  conference to  determine  a  timetable  for  consideration  of  approval  of  WWDRs  in the
Freshwater and Elk River  watersheds.  Although a formal  timetable has not been published,  it appears  likely  that WWDRs in these two  watersheds  will not be approved  before May 2006;  such a timetable  would further  reduce 2006 harvest levels.

     As a result of these  material  and ongoing  harvesting  restrictions,  the
Company  expects that ScoPac's cash flows from  operations,  together with funds available  under an agreement  ("ScoPac  Line of Credit")  with a group of banks pursuant  to which  ScoPac may borrow to pay  interest  on its 6.55%  Class A-1,
7.11%  Class  A-2 and  7.71%  Class  A-3  Timber  Collateralized  Notes due 2028
("Timber  Notes") will be  insufficient,  by a  substantial  amount,  to pay the entire amount of interest due on the July 20, 2006,  payment  date.  ScoPac also expects to incur  interest  shortfalls for at least the next several years after the July 20,  2006,  payment  date.  The  failure  of  ScoPac  to pay all of the interest on the Timber Notes when due would constitute an event of default under the indenture  governing the Timber Notes  ("Timber Notes  Indenture").  See the
"ScoPac  Liquidity  Issues" section below regarding  ScoPac's  efforts to obtain additional  liquidity  to avoid  an event of  default  under  the  Timber  Notes
Indenture.

     In the event of a failure to pay  interest or principal on the Timber Notes in full when due, the trustee under the Timber Notes  Indenture  ("Trustee")  or the holders of at least 25% of the aggregate outstanding principal amount of the
Timber Notes may cause all principal,  interest and other amounts related to the
Timber  Notes to become  immediately  due and payable.  Also,  in the event of a failure by Palco or ScoPac to perform its  respective  covenants  or  agreements under the Master  Purchase  Agreement  or by Palco to perform its  covenants  or agreements  under the Services  Agreement,  which failure in the case of certain covenants or  agreements  continues for 30 days after notice from the Trustee or the  holders of 25% or more of the  outstanding  principal  amount of the Timber
Notes, the holders of a majority of the aggregate  outstanding  principal amount of the Timber Notes may cause all principal,  interest and other amounts related to the Timber Notes to become  immediately due and payable.  In the event of any such acceleration, the Agent under the ScoPac Line of Credit may also accelerate the advances then outstanding thereunder.  If such accelerations of Timber Notes and/or advances under the ScoPac Line of Credit occur,  the Trustee may exercise all rights  under the Timber Notes  Indenture  and related  security  documents, including  applying  funds to pay  accelerated  amounts,  and selling the ScoPac
Timberlands  and ScoPac  Timber  Rights and other  assets and using the proceeds thereof  to pay  accelerated  amounts.  In the event  that  ScoPac  were to seek protection  by filing  under the  Bankruptcy  Code,  all amounts  related to the
Timber Notes would  become  immediately  due and payable  under the Timber Notes
Indenture and all advances  under the ScoPac Line of Credit  agreement  could be accelerated.  The  foregoing  rights of the Trustee and holders of Timber  Notes would be subject to the rights of ScoPac under the Bankruptcy  Code if it sought protection by filing under the Bankruptcy Code.

     Palco and Britt are  currently  in default  under their $35.0  million term loan agreement ("Palco Term Loan") and their $30.0 million asset-based revolving credit agreement ("Palco Revolving Credit  Facility").  As waivers have not been obtained,  amounts outstanding under the Palco Term Loan and the Palco Revolving
Credit  Facility  have been  classified  as a current  liability at December 31,
2005. Palco estimates that, without necessary  amendments to the Palco Term Loan and the Palco Revolving Credit Facility and/or sufficient  additional liquidity, its cash flows from  operations,  together with funds  available  from the Palco
Revolving Credit Facility, will not provide sufficient liquidity to fund Palco's current level of operations for the next several years. See the "Palco Liquidity
Issues"  section  below for Palco's  efforts to resolve the  defaults and obtain additional liquidity necessary to fund anticipated working capital shortfalls.

     Without  waivers  of the  defaults  under the Palco Term Loan and the Palco
Revolving  Credit  Facility,  the lenders  may take any or all of the  following actions:  reduce the amount of funds  available  for  borrowing  under the Palco
Revolving Credit  Facility;  refuse to make new loans to or issue new letters of credit under the Palco Revolving Credit  Facility;  declare any or all loans and other  amounts  owed under the  agreement  to be  immediately  due and  payable;
require  Borrowers  (as defined  below) to cash  collateralize  all  outstanding letters of credit under the Palco  Revolving  Credit  Facility;  or pursue their other  rights and remedies  under the Palco Term Loan,  Palco  Revolving  Credit
Facility and related security agreements. As a result of the defaults, the Palco
Term Loan lender and Palco  Revolving  Credit Facility lender is requiring Palco to pay  interest  on  amounts  borrowed  under  the  Palco  Term  Loan and Palco
Revolving  Credit Facility lender at a per annum rate 2% higher than the rate at which interest would be owed if no default existed.

     In addition to the material adverse effects being  experienced by Palco and
ScoPac due to continuing regulatory,  environmental and litigation difficulties, there can be no assurance  that certain  other  pending  legal,  regulatory  and environmental matters or future governmental regulations, additional litigation, legislation,  judicial or administrative decisions,  adverse weather conditions, or low  lumber or log  prices,  will not have a material  adverse  effect on the financial condition,  results of operations or liquidity of the Company's forest products operations. See the "Forest Products Operations" section in Note 11 for further  discussion  of the  regulatory  and  environmental  matters  and  legal proceedings affecting the Company's forest products operations.

     Palco Liquidity Issues
     As of December 31, 2005, Palco and Britt, as Borrowers ("Borrowers"),  were in default under the Palco Term Loan and the Palco Revolving Credit Facility due
to financial covenant breaches.  The Borrowers are pursuing discussions with the lenders in an effort to resolve the  defaults  and obtain  additional  liquidity necessary to fund anticipated future working capital shortfalls.

     There can be no  assurance  that  Palco  will be able to obtain  waivers of defaults  from  its  lenders.  As  of  December  31,  2005,  $34.7  million  was outstanding  under the Palco Term Loan, $24.0 million was outstanding  under the
Palco  Revolving  Credit  Facility,  and  $10.2  million  of  letters  of credit outstanding  under the Palco  Revolving  Credit  Facility.  The Palco  Revolving
Credit  Facility and Palco Term Loan are each secured by a security  interest in the  stock of Palco  held by MGI,  and  substantially  all of the  assets of the
Borrowers (other than Palco's equity interest in ScoPac).

     In an effort to reduce its overall  debt level,  Palco is in the process of marketing  certain assets ("Palco Asset Sale Program") and seeking other sources of liquidity.  The Palco Term Loan and the Palco Revolving  Credit Facility each contain provisions requiring that the net cash proceeds from asset sales be used to prepay amounts  outstanding under the two facilities.  Accordingly,  proceeds generated  from the Palco  Asset Sale  Program  would not be  available  to fund working capital needs until the Palco Term Loan is paid in full. There can be no assurance that these marketing  efforts will be successful or that Palco will be successful in securing sufficient additional liquidity.

     In the event that Palco is unable to secure the necessary liquidity to fund its  expected  future  working  capital  shortfalls,  it would be forced to take extraordinary actions, which may include further reducing expenditures by laying off  employees,  shutting  down various  operations,  and seeking  protection by filing under the Bankruptcy Code.

     In April 2005,  Palco and Britt,  as Borrowers,  closed the Palco Term Loan and Palco Revolving Credit Facility. The $35.0 million Palco Term Loan was fully funded at closing.  The Revolving Credit Agreement provided for borrowings up to a maximum of $30.0  million,  subject to borrowing  base and other  limitations.
During 2005,  Palco  received net cash proceeds of  approximately  $60.0 million from the Palco Term Loan and Palco  Revolving  Credit  Facility  and borrowed an additional  $6.0  million  from MGI (see Note 7 for further  discussion.)  These borrowings were utilized primarily in the following areas: (i) $10.8 million was used to pay off outstanding  amounts borrowed under Palco's  previous  revolving credit facility (which was terminated;  (ii) approximately $8.0 million was used to fund capital expenditures related primarily to Palco's new sawmill in Scotia,
California; (iii) $9.9 million was used as collateral to secure Palco's workers'
compensation  liabilities  (which reduced the Company's  availability  under the
Palco Revolving Credit Facility); (iv) $18.9 million was used to build primarily large log (larger than 24" in diameter)  inventory levels; and (v) the remainder was used to pay advisor fees and to fund working capital shortfalls. The working capital  shortfalls  experienced  in 2005  resulted  primarily  from  delays  in completion  of the large log  processing  line at Palco's new sawmill in Scotia.
The sawmill's operational difficulties experienced in 2005, related to the large log processing line; compounded Palco's liquidity challenges as Palco was unable to mill its large log  inventories  (purchased in 2005 using the funds available under the Palco Revolving Credit Agreement in 2005 as planned). While production levels at the new sawmill  continue to improve,  the new sawmill  (primarily the large log  processing  line) is not yet operating at planned  production  rates, primarily due to a current  imbalance  between small diameter and large diameter logs which  impacts the mill's  throughput.  In January 2006 and February  2006, additional  liquidity was needed at Palco to fund working capital shortfalls and
Palco borrowed an additional $5.0 million from MGI to meet these shortfalls.

     ScoPac Liquidity Issues
     ScoPac  has  conducted  extensive  reviews  and  analyses  of  its  assets, operations  and future  prospects.  As a result of these  extensive  reviews and analyses,  ScoPac's management has concluded that, in the absence of significant regulatory  relief and  accommodations,  ScoPac's  future annual timber  harvest levels and cash flows from  operations  will for at least the next several years be substantially  below both historical  levels and the minimum levels necessary in order to allow ScoPac to satisfy its debt service  obligations  in respect of the Timber Notes. ScoPac has announced that its projected average annual harvest level over the ten-year period  beginning 2006 is estimated to be  approximately
100 million board feet per year. This harvest level reflects ScoPac management's
estimate  of  the   cumulative   impact  of  ongoing   regulatory   limitations,
prescriptions,  and other actions and is based upon a number of assumptions that may or may not prove to be accurate.  Actual  harvest  levels may even be lower, depending on the outcome of various  assumptions.

     During 2005, ScoPac devoted  significant  management  resources,  and spent
approximately  $6.1  million,   on  efforts  to  restructure  the  Timber  Notes
consistent  with  management  expectations  as to future harvest levels and cash flows.  These efforts were  unsuccessful  and have been largely  abandoned.  The
Company  does not expect that ScoPac will be able to  restructure  its  required minimum  payments on the Timber Notes through  negotiations  with holders of the
Timber Notes. Accordingly, additional liquidity will be needed to avoid an event of default under the Timber Notes Indenture.

     On the January 20,  2005,  Timber  Notes  payment  date,  ScoPac used funds available under the ScoPac Line of Credit to fund the payment. Prior to the July
20, 2005,  Timber Notes payment date,  ScoPac requested that Palco make an early payment, equal to an expected $2.2 million cash shortfall, in respect of certain logs that had already  been  delivered  to and  purchased  by Palco from ScoPac.
Palco approved and delivered the early log payment, which allowed ScoPac to fund the July 20,  2005,  cash  shortfall  and pay all of the  interest  due.  As the
January 20, 2006, Timber Notes payment date approached,  it became apparent that there would be a cash shortfall of $2.3 million. In January 2006, ScoPac and MGI consummated  a "Lump  Sum Sale" (as such term is  defined  in the  Timber  Notes
Indenture)  of specified  ScoPac  Timber.  In  accordance  with the Timber Notes
Indenture, the specified Company Timber was released from the liens securing the
Timber Notes and purchased by MGI. The cash purchase  price of $2.3 million paid in the Lump Sum Sale, was calculated using the applicable prices  established by the  California  State  Board of  Equalization  for the first half of 2006,  and provided  ScoPac the  additional  funds needed to pay all of the interest due on the January 20, 2006, Timber Notes payment date.

     ScoPac management  estimates that its cash flows from operations,  together with the ScoPac Line of Credit and other  available  funds will be inadequate to pay a substantial portion of the interest due on the July 20, 2006, Timber Notes payment date. In an effort to address this expected  shortfall,  and future cash shortfalls  expected over at least the next several years, and avoid an event of default  under the Timber  Notes  Indenture,  ScoPac is seeking to sell  certain non-timberland  properties such as ranchlands and recreational areas, as well as certain timberlands ("ScoPac Land Sale Program"). There can be no assurance that these marketing efforts will be successful.

     To the extent that ScoPac is unable to generate  sufficient  liquidity from the ScoPac Land Sale Program or other sources,  the Company  expects that ScoPac will be forced to take  extraordinary  actions,  which may  include:  laying off employees,  shutting down various  operations,  and seeking protection by filing under the Bankruptcy Code.

     At December 31, 2005,  the balance in the  Scheduled  Amortization  Reserve
Account ("SAR Account") was $75.9 million (consisting of $52.9 million of Timber
Notes  held in the SAR  Account  and $23.0  million  in  cash),  all of which is restricted for future  principal  payments on the Timber Notes.  The SAR Account net cash balance of $23.0 million is sufficient to cover Scheduled  Amortization in 2006,  but will not be  sufficient  to cover  Scheduled  Amortization  on the
January 20, 2007,  Timber Note payment  date and beyond.  Accordingly,  ScoPac's ability to make the Scheduled  Amortization  payments on the Timber Notes beyond
2006 is dependent  upon ScoPac's  ability to sell all or a portion of the Timber
Notes held in the SAR  Account.  No  assurance  can be given that ScoPac will be successful  in its  efforts  to sell its Timber  Notes  held in the SAR  Account before the January 20, 2007, Timber Note payment date or as to the proceeds that might result from any such sale.

     Potential Impact on Registrant and Certain Related Entities
     The liquidity issues being  experienced by Palco and ScoPac could result in claims against and could have adverse impacts on MAXXAM Parent, MGHI and/or MGI.
For example,  under ERISA law, were Palco to terminate its pension plan,  MAXXAM
Parent and its wholly owned  subsidiaries  would be jointly and severally liable for any unfunded pension plan obligations.  The unfunded termination  obligation attributable  to Palco's  pension  plan as of December  31, 2005 is estimated to have been  approximately  $31.0  million  based upon current  annuity  placement interest rate assumptions. In addition, it is possible that certain transactions
could  be  entered  into  in  connection  with  a  potential   restructuring  or
reorganization  of Palco or  ScoPac,  such as a sale of all or a portion  of the equity  ownership in Palco and/or  ScoPac,  a sale of a  substantial  portion of
Palco's and/or  ScoPac's  assets and/or a cancellation of some or all of Palco's and/or  ScoPac's  indebtedness,  which could require the utilization of all or a substantial  portion of, or the loss of a significant  portion of, the Company's net operating losses for federal and state income tax purposes and could require tax payments.

     Under generally accepted accounting principles,  consolidation is generally required for investments of more than 50% of the outstanding  voting stock of an investee,  except when  control is not held by the majority  owner.  Under these rules,  legal  reorganization  or  bankruptcy  represent  conditions  which  can preclude  consolidation  in instances  where control  rests with the  bankruptcy court,  rather than the majority owner. As discussed  above,  Palco and ScoPac's cash flows have been adversely  impacted by, among other things,  ongoing delays in THP approvals  from the North Coast Water Board,  and one of the actions that has been considered is seeking protection by filing for bankruptcy. Were this to occur, the financial results of the subsidiaries which file for bankruptcy would be  deconsolidated  on the date of such  filing,  and the  Company  would  begin reporting its investment in such  subsidiaries  using the cost method.  If Palco and/or  ScoPac  were among the  subsidiaries  which  filed for  bankruptcy,  the resulting impact on the Company's financial statements would be significant.

     The following  condensed pro forma  financial  information  reflects  MGI's results on a  deconsolidated  basis,  and the impact of reporting  the Company's investment  in MGI on the  cost  method  (in  millions).  This  information  is, however, on a pro forma basis only and the actual impact of a deconsolidation at some point in the future would differ.  Furthermore,  this pro forma information assumes that MGI and all of its  subsidiaries  file for bankruptcy,  rather than the impact of only one or more subsidiaries filing.

                                                                        Year Ended
                                                                        December 31,
                                                                            2005
                                                                      ----------------
Revenues                                                              $       224.6
Costs and expenses                                                           (155.7)
                                                                      ----------------
Operating income (loss)                                                        68.9
MAXXAM's equity in MGI's losses                                               (69.9)
Other income (expenses) - net                                                  (3.1)
Income tax benefit                                                              0.1
                                                                      ----------------
Net loss                                                              $        (4.0)
                                                                      ================

                                                                        December 31,
                                                                            2005
                                                                      ----------------
Current assets                                                        $       229.9
Property, plant, and equipment (net)                                          243.0
Other assets                                                                  154.0
                                                                      ----------------
                  Total assets                                        $       626.9
                                                                      ================
Current liabilities                                                            48.3
Long-term debt, less current maturities                                       220.0
Other liabilities                                                              63.9
Losses recognized in excess of investment in MGI                              439.8
Losses recognized in excess of investment in Kaiser                           516.2
                                                                      ----------------
                  Total liabilities                                         1,288.2
Stockholder's deficit                                                        (661.3)
                                                                      ----------------
                  Total liabilities and stockholder's deficit         $       626.9
                                                                      ================

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
As a result, the Company discontinued  consolidating  Kaiser's financial results beginning  February 12, 2002, and began reporting its investment in Kaiser using the cost method,  under which the  investment is reflected as a single amount on the Company's balance sheet of ($516.2) million and the recording of earnings or losses from Kaiser was discontinued after February 11, 2002.

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

     Kaiser's plan of reorganization, which provides for the cancellation of the
Company's  50,000,000 Kaiser common shares without  consideration or obligation, was confirmed by the Kaiser Bankruptcy Court in February 2006. However, Kaiser's
plan of  reorganization  is not yet final,  as it must still be  approved by the
U.S.  District  Court  before  Kaiser can emerge  from  Chapter  11, and is also subject to appeal.  These consolidated  financial  statements do not reflect any adjustment  related to the  deconsolidation  of Kaiser other than presenting the
Company's  investment  in Kaiser using the cost method.  The Company  expects to reverse the $516.2 million of losses in excess of its investment in Kaiser,  net of accumulated  other  comprehensive  losses of $85.3 million related to Kaiser, and recognize the net amount,  including the related tax effects,  in the period in which the Kaiser  Shares are  cancelled , currently  expected to occur during
2006. Upon  effectiveness of Kaiser's plan of  reorganization,  the Company also expects it will take a worthless  stock  deduction on its  consolidated  federal income tax return related to the  cancellation  of the Kaiser Shares and will at that time  evaluate  whether it expects to realize  the  resulting  tax asset of approximately  $135.8  million.  Although the Company does not currently  expect that it will be obligated  to fund losses in Kaiser,  the amount of the reversal would be reduced by any losses  which the Company  later  estimates  it would be obligated to fund.

     Use of Estimates and Assumptions

     The  preparation  of financial  statements  in accordance  with  accounting principles  generally  accepted in the United States of America requires the use of estimates and assumptions  that affect (i) the reported amounts of assets and liabilities  (ii) the disclosure of contingent  assets and liabilities  known to exist as of the date the  financial  statements  are  published  and  (iii)  the
reported  amount  of  revenues  and  expenses   recognized  during  each  period
presented.   The  Company  reviews  all  significant   estimates  affecting  its
consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to filing the consolidated  financial statements with the Securities and Exchange Commission. Adjustments made to estimates often relate to improved  information  not  previously  available.  Uncertainties  are inherent in such estimates and related assumptions;  accordingly, actual results could differ from these estimates.

     Risks and  uncertainties  are inherent with respect to the ultimate outcome of the  matters  discussed  in Note 11.  The  results  of a  resolution  of such uncertainties  could  have  a  material  effect  on the  Company's  consolidated
financial   position,   results  of  operations   or  liquidity.   In  addition,
uncertainties  related to the  projection of future  taxable income could affect the  realization  of the  Company's  deferred  tax assets  discussed  in Note 8.
Estimates of future benefit  payments used to measure the Company's  pension and other  postretirement  benefit obligations  discussed in Note 9 are subject to a number of assumptions about future experience,  as are the estimated future cash flows projected in the evaluation of long-lived assets for possible  impairment.
To the extent there are material  differences between these estimates and actual results, the Company's financial statements or liquidity could be affected.

     Reclassifications

     Certain  reclassifications  have  been  made to prior  years'  consolidated financial statements to be consistent with the current year's presentation. This includes  the  reclassification  of:  (i)  proceeds  from  restricted  cash from financing activities to investing  activities in the Consolidated  Statements of
Cash  Flows,  and  (ii)  restricted  cash  from  cash and  cash  equivalents  to restricted cash and marketable securities in the Consolidated Balance Sheets and in the Consolidated Statements of Cash Flows.

     Summary of Significant Accounting Policies

     Concentrations of Credit Risk
     Cash  equivalents  and  restricted   marketable   securities  are  invested
primarily in short to medium-term  investment  grade debt instruments as well as other types of corporate and government debt obligations.  The Company mitigates its  concentration of credit risk with respect to these investments by generally purchasing  investment  grade products  (ratings of A1/P1 short-term or at least
BBB/Baa3 long-term). No more than 5% is invested in the same issue. Unrestricted
marketable   securities  are  invested  primarily  in  debt  securities.   Other
investments consist of interests in limited  partnerships which invest in a wide variety of investment  options,  including  debt  securities,  corporate  common stocks and option contracts.  These investments are managed by various financial institutions.

     Available-for-Sale Securities
     Management   determines  the  appropriate   classification   of  investment
securities at the time of purchase and re-evaluates  such designation as of each balance  sheet  date.  Available-for-sale  securities  are stated at fair market value,  with the  unrealized  gains and  losses,  net of tax,  reported in other comprehensive  income  (loss),  a separate  component of  shareholders'  equity.
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

     Investments in Limited Partnerships
     The Company invests in limited partnerships that acquire,  hold, and sell a variety of investment options. Investments in limited partnerships are accounted for using the equity method of accounting.

     Inventories
     Inventories  are stated at the lower of cost or market.  Cost is  primarily determined  using the last-in,  first-out  method.  Inventory  costs  consist of
material,   labor  and  manufacturing   overhead,   including  depreciation  and
depletion.

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
Costs  associated  with the preparation of the Company's  multi-species  habitat conservation plan ("HCP") and sustained yield plan ("SYP," and together with the
HCP, the "Environmental Plans") (see Note 11) were capitalized and are reflected in long-term  receivables and other assets. These costs are being amortized on a straight-line basis over 10 years.

     The carrying amounts of the Company's SYP and HCP intangible  assets are as follows (in millions):

                                                                                          December 31,
                                                                            ----------------------------------------
                                                                                2005         2004          2003
                                                                            -------------  ------------ ------------

SYP/HCP                                                                     $   8.3         $   8.3       $    8.3
Less: Accumulated amortization                                                 (5.4)           (4.5)          (3.6)
                                                                            -------------- ------------ ------------
                                                                            $   2.9         $   3.8      $     4.7
                                                                            ============== ============ ============

     The  Company   evaluates  its  intangible  assets  with  finite  lives  for impairment whenever events or changes in circumstances indicate that such assets might be impaired.  The remaining  useful life of intangible  assets with finite lives are  evaluated  annually  to  determine  whether  events or  circumstances warrant changes in the estimated useful lives of such assets.

     Amortization  of intangible  assets for the years ended  December 31, 2005,
2004 and 2003, was $0.9 million per year. The estimated amortization expense for
2006 through 2008 is $0.9 million per year, and $0.2 million for 2009. Estimated amortization  will change if events or  circumstances  warrant  the  revision of estimated useful lives.

     Timber and Timberlands
     Timber and  timberlands  are stated at cost, net of accumulated  depletion.
Depletion  is  computed  utilizing  the  units-of-production  method  based upon estimates  of timber  quantities.  Periodically,  the  Company  will  review its depletion rates considering  currently  estimated  merchantable  timber and will adjust the depletion rates prospectively.

     Capital  expenditures  related  to  ScoPac's  Timber  Properties  were $2.4 million,  $3.0 million and $3.4  million for the years ended  December 31, 2005,
2004 and 2003, respectively.  Depletion expense for the years ended December 31,
2005,  2004  and  2003,  was  $6.1  million,  $8.2  million  and  $9.9  million, respectively.

     Revenue Recognition
     Revenues  from  the sale of  logs,  lumber  products  and  by-products  are recorded when the legal ownership and risk of loss passes to the buyer, which is generally at the time of shipment.

     The Company  recognizes income from land sales in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real
Estate"  ("SFAS No. 66").  In accordance  with SFAS No. 66,  certain real estate sales are accounted for under the percentage of completion  method,  under which income is recognized  based on the  estimated  stage of completion of individual contracts.  The unrecognized income associated with such sales has been recorded as deferred real estate sales and is reflected in other  current and  noncurrent liabilities on the balance sheet.  Additionally,  in certain  circumstances  the cost  recovery  or  installment  method is used  under  which  the gross  profit associated with these  transactions is deferred and recognized when appropriate.
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

     Deferred Financing Costs
     Costs  incurred  to obtain  debt  financing  are  deferred  and  amortized, generally  on a  straight-line  basis,  over the  estimated  term of the related borrowing.  If debt with deferred  financing costs is retired early, the related deferred finance costs are written off.

     Long-Lived Assets
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

     The  Company  classifies   long-lived  assets  as  held-for-sale  when  the
following  conditions are satisfied:  (i) management commits to a plan to sell a long-term operating asset, (ii) the asset is available for immediate sale, (iii)
an active effort to locate a buyer is underway; and (iv) it is probable that the sale will be completed  within one year. The assets  classified as held-for-sale at December 31, 2005 and 2004 related  primarily to real estate  properties that are expected to be sold within a year.

     Gain and Loss Contingencies
     The Company is involved in various claims, lawsuits,  environmental matters and other proceedings including those discussed in Note 11. Such matters involve uncertainty as to possible losses and potential gains the Company may ultimately realize  when one or more  future  events  occur or fail to occur.  The  Company accrues and charges to income  estimated  losses  (including  related  estimated legal fees) from  contingencies  when it is probable (at the balance sheet date)
that an asset has been impaired or liability incurred and the amount of loss can
be  reasonably  estimated.   The  Company  recognizes  gain  contingencies  when
realization is considered  probable.  Differences between estimates recorded and actual  amounts  determined  in  subsequent  periods  are  treated as changes in accounting  estimates (i.e.,  they are reflected in the financial  statements in the  period in which  they are  determined  to be  losses,  with no  retroactive restatement).

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
The Company considers future taxable income and ongoing tax planning  strategies in  assessing  the  need  for a  valuation  allowance.  See  Note 8 for  further discussion of the Company's income taxes.

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

                                                                                         Years Ended December 31,

                                                                               -------------------------------------
                                                                                   2005        2004         2003
                                                                               ------------------------ ------------

Net loss, as reported                                                          $   (4.0)   $  (46.6)     $ (11.6)
  Add: Stock-based employee compensation expenses included in reported net
    loss, net of related tax effects                                                3.7         6.1          0.8
  Deduct: Total stock-based employee compensation expense determined under the
    fair value method for all awards, net of related tax effects                   (3.7)       (6.5)        (2.0)
                                                                               ----------- ------------ ------------
Pro forma net loss                                                             $   (4.0)   $  (47.0)     $ (12.8)
                                                                               =========== ============ ============

Basic and diluted loss per share:
  As reported                                                                  $  (0.66)   $  (7.79)     $ (1.79)
  Pro forma                                                                       (0.67)      (7.84)       (1.96)

     The fair value of stock options  granted were  estimated at each  reporting date using a Black-Scholes option pricing model and the following assumptions:

                                                                                   Years Ended December 31,
                                                                           -----------------------------------------
                                                                                2005         2004         2003
                                                                           -----------------------------------------
Dividend yield                                                                            -            -            -
Expected volatility                                                                    0.38         0.41          0.43
Risk-free interest rate                                                                4.35%        3.63%         3.25%
Expected life (years)                                                                  6.44         6.63          6.67
Weighted average fair value                                                       $   15.40    $   13.47     $    4.50

     Per Share Information
     Basic earnings (loss) per share is calculated by dividing net income (loss)
by the weighted average number of common shares  outstanding  during the period, including  the  weighted  average  impact of any  shares of common  stock of the
Company ("Common Stock") issued and treasury stock acquired during the year from the date of issuance or  repurchase  and the  dilutive  effect of the  Company's
Class A $0.05 Non-Cumulative Participating Convertible Preferred Stock ("Class A
Preferred Stock"),  which is convertible into Common Stock. Diluted earnings per share  calculations  also  include the dilutive  effect of common and  preferred stock options.

                                                                             2005            2004         2003
                                                                         -------------   -------------- ----------
Weighted average shares outstanding:
  Common Stock                                                              5,972,180     5,976,467     6,465,919
  Effect of dilution:
    Class A Preferred Stock                                                         -(1)          - (1)         - (1)
                                                                         -------------   -------------- ----------
Weighted average number of common and common equivalent
 shares - Basic                                                             5,972,180     5,976,467     6,465,919
 Effect of dilution:                                                                - (1)         - (1)         - (1)
     Stock options                                                       -------------   -------------- ------------
Weighted average number of common and common equivalent
 shares - Diluted                                                           5,972,180     5,976,467     6,465,919
                                                                         =============   ============== ============
------------------

(1)  The Company  had a loss for the years ended  December  31,  2005,  2004 and
     2003;  the Class A Preferred  Stock and options were therefore not included in the computation of earnings per share for the period as the effect would be anti-dilutive.

     Accumulated Other Comprehensive Losses

     Accumulated Other  Comprehensive  Losses ("AOCL") consists of the following
(in millions):

                                                                                                December 31,
                                                                                         ---------------------------
                                                                                             2005         2004
                                                                                         ------------- -------------
AOCL related to Kaiser                                                                   $    85.3       $  85.3
Minimum pension liability, net of related income tax effects of $2.9 million                  10.3          10.4
Unrealized losses on available for sale investments                                            0.7           0.6
Other                                                                                          0.3           0.3
                                                                                         ------------- -------------
                                                                                              96.6          96.6
                                                                                         ============= =============

2.   New Accounting Standards

     Accounting for Stock Options
     In December 2004, the Financial  Accounting Standards Board ("FASB") issued
SFAS No. 123(R), Share Based Payments ("SFAS No. 123(R)").  SFAS No. 123(R) will require  compensation costs related to share-based  payments to be determined by the fair value of the equity or liability  instruments issued on the grant date.
In addition, such awards will be remeasured each reporting period.  Compensation cost will be  recognized  over the period that an employee  provides  service in exchange for the award.  SFAS No.  123(R) also  requires that for the portion of outstanding  awards for which the requisite  service has not yet been  rendered, compensation cost will be recognized as of the required  effective date, January
1, 2006, based on the fair value of those awards. SFAS No. 123(R) applies to all awards granted after the required  effective date. The Company that  anticipates that the  effects of this  Statement  on its  results of  operations  will be an expense of $0.7 million that will be recorded in January 2006.

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
liquidity.

     Accounting Changes and Error Corrections
     In May 2005,  the FASB issued SFAS No.  154,  Accounting  Changes and Error
Corrections ("SFAS No. 154"). SFAS No. 154 replaces Accounting  Principles Board
Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes
in Interim Financial Statements, and changes the requirements for the accounting for and  reporting of a change in  accounting  principle.  SFAS No. 154 requires retrospective  application of changes in accounting  principle to prior periods'
financial  statements,  unless  it is  impracticable  to  determine  either  the period-specific  effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting  changes and corrections of errors made in fiscal years beginning  after December 15, 2005. The Company  adopted SFAS No. 154 on January
1, 2006.

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

      The following table presents financial information by reportable segment
(in millions of dollars).

                                                                             Reportable Segments
                                                       --------------------------------------------------- ---------
                                                                                                             Consol-
                                                                     Forest     Real                         idated
                                                       December 31, Products   Estate  Racing    Corporate   Total
                                                       ----------------------- --------------------------- ---------

Investment, interest and other income (expense)(2), net    2005     $  4.1     $  2.4     $  -    $ 12.1    $    18.6
                                                           2004        1.0        8.1        -       3.7         12.8
                                                           2003        5.5        5.9      0.2      13.4         25.0
Interest expense(1)                                        2005       60.6       17.4        -       0.2         78.2
                                                           2004       55.7       18.3        -         -         74.0
                                                           2003       58.1       18.9        -         -         77.0
Depreciation, depletion and amortization                   2005       19.9       14.2      1.6       0.2         35.9
                                                           2004       20.6       14.0      1.7       0.8         37.1
                                                           2003       21.0       14.2      1.7       0.2         37.1
Income (loss) before income taxes                          2005      (69.9)      74.0     (4.1)     (4.1)        (4.1)
                                                           2004      (49.3)      19.5     (3.1)    (14.0)       (46.9)
                                                           2003      (18.1)       4.1     (1.7)      5.1        (10.6)
Capital expenditures                                       2005       14.7        1.2      3.4       0.4         19.7
                                                           2004       29.8        2.4      0.2       0.3         32.7
                                                           2003       19.1        3.5      1.0       0.2         23.8
Total assets                                               2005      421.4      345.3     36.4     245.2      1,048.3
                                                           2004      440.0      338.2     33.2     203.8      1,015.2

(1)  Interest expense also includes amortization of deferred financing costs.
(2)  2005  Investment  interest and other income for  Corporate  includes a $4.3 million  benefit to correct the cumulative  effect of an  overstatement  of intercompany interest from 1995 to 2000.

     Other Items

     Forest Products

     In March 2005,  Palco reached a $3.1 million  settlement of a lawsuit filed by Palco against several insurance companies seeking reimbursement of settlement payments and defense  costs  related to a legal  matter  which was  concluded in
2002.  This  settlement  was recognized in March 2005 as a reduction of selling, general and administrative expense.

     In April 2005, deferred loan costs of $1.0 million related to Palco's prior revolving  credit  facility were written off.  Subsequently,  loan costs of $2.7 million related to the Palco Revolving  Credit Facility and Palco Term Loan were capitalized  and,  beginning in April 2005, are being amortized over the term of the loan.

     Included in selling, general and administrative expense are severance costs of $0.7 million  related to the closure of Palco's  Fortuna mill. As of December
31, 2005, all of the severance and benefits  amounts  expensed during the period had been paid.

     Included in operating income is a $4.6 million impairment charge related to the write-down to the estimated  salvage/realizable  value of certain long-lived assets (see Note 5 for further discussion).

     In 2004, Palco  implemented a voluntary  reduction in workforce  related to the closure of its  Carlotta  mill.  In  connection  with the  reduction,  Palco charged $1.4 million against earnings for employee  severance and benefit costs.
This amount is reflected in selling,  general and administrative expenses in the
Consolidated  Statement  of  Operations  for 2004.  The employee  severance  and benefit  costs were  related to the  termination  of  approximately  107 regular employees,  the  majority  of whom were  engaged  in milling  and  manufacturing activities  at  Palco's  facilities.  As of  December  31,  2004 all of the $1.4 million in severance and benefits had been paid.

     The forest  products  segment's  operating  income (loss) included gains on sales of  timberlands  in the Grizzly  Creek grove of $16.8  million in November
2003.

     In  2001,  Palco  recorded  an  environmental  remediation  charge  of $3.4
million.  The  environmental   accrual  represents  Palco's  estimate  of  costs
reasonably  expected  to  be  incurred  based  on  presently  enacted  laws  and
regulations,   currently  available  facts,  existing  technology,  and  Palco's assessment of the likely  remediation  actions to be taken.  Palco incurred $0.2 million,  $0.4  million and $0.7  million of costs  related to this  remediation liability during 2005, 2004 and 2003,  respectively.  Based on management's best estimates given the current facts and circumstances, $0.8 million is expected to be incurred in 2006 and the remaining $0.7 million in future years.

     Real Estate
     Investment, interest and other income (expense) for the real estate segment includes  equity in earnings  (losses) from real estate joint ventures of ($1.0)
million,  $2.8 million and $0.7  million for the years ended  December 31, 2005,
2004 and 2003, respectively. Investment, interest and other income (expense) for the real estate segment also includes $0.8 million in 2003 for the gain realized on the sale of the Company's investment in the Sunridge Canyon real estate joint venture.

     In connection  with the 2003  termination of the Company's  casino facility lease at its Palmas del Mar  operation  in Puerto Rico  ("Palmas"),  the Company recorded  a  charge  to  operating  expenses  of  $1.4  million  related  to the write-down of casino-related assets to estimated fair value.

     Corporate
     For the years  ended  December  31, 2005 and 2004,  the Company  recognized stock compensation expense of $3.7 million and $6.1 million,  respectively.  The
2005 expense is primarily the impact of additional  options  vesting  during the fourth  quarter of 2005,  while the 2004  expense  is the  result of  additional options  vesting  and an increase in the market  value of the  Company's  Common
Stock.  Stock  compensation  expense  is  adjusted  as the  market  value of the
Company's Common Stock changes and awards vest.

     The Company recorded a charge to operating  expense of $1.9 million in 2004 and an  additional  $1.9  million in 2005 in  connection  with an  environmental matter  associated  with a former  subsidiary  of the  Company.  See Note 11 for further discussion.

     Corporate investment, interest and other income (expense) for 2003 includes
$8.0  million of insurance  recoveries  related to the OTS and FDIC actions (see
Note 11).

     Product Sales
     The  following  table  presents  segment  sales  by  primary  products  (in millions).

                                                           Years Ended December 31,
                                                    ---------------------------------------
                                                        2005         2004         2003
                                                    ------------------------- -------------
Forest products:
  Lumber, net of discount                           $  155.9     $  179.2     $  184.0
  Logs                                                   8.2          6.1          6.5
  Wood chips                                             3.5          3.1          3.4
  Cogeneration power                                    10.9         10.8         11.4
  Other                                                  3.3          2.9          3.2
                                                    ------------------------- -------------
    Total forest products sales                     $  181.8     $  202.1     $  208.5
                                                    ========================= =============
Real estate:
  Real estate and development                       $  142.2     $   59.7     $   49.7
  Resort, commercial and other operations               17.8         17.9         12.7
  Commercial lease properties                           18.3         17.2         15.9
                                                    ------------------------- -------------
    Total real estate sales                         $  178.3     $   94.8     $   78.3
                                                    ========================= =============

Racing:
  Gross pari-mutuel commissions                     $   36.5     $   39.5     $   39.2
  Other                                                  9.8         11.1         10.6
                                                    ------------------------- -------------
    Total racing sales                              $   46.3     $   50.6     $   49.8
                                                    ========================= =============

     Geographical Information
     The  Company's  forest  products and racing  operations  are located in the
United States.  The Company's  real estate  operations are located in the United
States and Puerto Rico.  For the year ended  December 31, 2005,  $0.9 million of net sales  attributable to the Company's  forest  products  segment were made to foreign customers.

     Major Customers and Export Sales
     For the years ended  December  31,  2005,  2004 and 2003,  sales to any one customer  did not exceed 10% of  consolidated  revenues.  Export sales were less than 1% of total revenues in 2005, 2004 and 2003.  Approximately 40% of the real estate segment's 2005 revenue was attributable to five transactions.

4.   Cash, Cash  Equivalents,  Marketable  Securities and Investments in Limited
     Partnerships

     The following table presents cash, cash equivalents,  marketable securities and other investments, in the aggregate (in millions):

                                                                            December 31,
                                                                     ---------------------------
                                                                         2005           2004
                                                                     ------------- -------------
Cash and cash equivalents                                            $   83.5      $    27.7
Marketable securities                                                   129.8           77.4
Investments in limited partnerships                                      31.2           63.6
                                                                     ------------- -------------
                                                                        244.5          168.7
Less:  restricted cash and marketable securities                        (37.0)         (43.8)
                                                                     ------------- -------------
Unrestricted cash and marketable securities                          $  207.5      $   124.9
                                                                     ============= =============

     Cash Equivalents
     Cash  equivalents  consist of highly liquid money market  instruments  with maturities  of three  months or less.  As of  December  31,  2005 and 2004,  the carrying amounts of the Company's cash equivalents approximated fair value.

     Marketable Securities
     Marketable  securities generally consist of U.S. corporate debt securities,
U.S. treasury obligations, and other debt securities with contractual maturities ranging  from one year to five years and are  classified  as  available-for-sale securities.  The fair  value  of  substantially  all  marketable  securities  is determined  by quoted  market  prices.  The  estimated  fair value of marketable securities at December 31, 2005 and 2004 was $129.9  million and $77.0  million, respectively.  Investment,  interest and other income  (expense),  net, includes gross  realized  gains  (losses) on sales of  available-for-sale  securities  as follows (in millions):

                                              Years Ended December 31,
                                         ------------------------------------
                                            2005        2004        2003
                                         ----------- ----------- ------------
Gross realized gains                     $     -     $   0.6     $   0.4
Gross realized losses                       (0.4)       (0.4)          -

     The   net   adjustment   to   unrealized    holding   gains   (losses)   on
available-for-sale  securities included as a separate component of shareholders'
deficit totaled ($0.1) million,  ($1.7) million, and $0.2 million in 2005, 2004, and 2003, respectively.  The fair value of investment securities in a continuous unrealized  loss  position for less than twelve  months and for twelve months or more as of December 31, 2005, was $18.1 million and $14.8 million, respectively.
Gross unrealized losses on investment  securities at December 31, 2005, were not material.

     Investments in Limited Partnerships
     The Company has an equity  interest in several limited  partnerships  which invest in  diversified  portfolios  of common stocks and equity  securities,  in
addition  to  exchange-traded   options,   futures,   forward  foreign  currency
contracts,   and  other  arbitrage   opportunities.   The  Company's   ownership
percentages in these partnerships are not significant. The following table shows the Company's investment in these partnerships (in millions).

                                                            December 31,
                                                   -----------------------------
                                                        2005           2004
                                                   ------------- ---------------

Restricted                                         $       -     $     16.0
Unrestricted                                            31.2           47.6
                                                   ------------- ---------------
                                                   $    31.2     $     63.6
                                                   ============= ===============

     Investment,  interest and other income (expense), net, includes income from the Company's  investment in these  partnerships  for each of the three years in the period ended December 31, 2005, as follows (in millions):

                                                                                    Years Ended December 31,
                                                                            ----------------------------------------
                                                                                2005          2004         2003
                                                                            ------------- ------------ -------------
Earnings from investments in limited partnerships                           $    7.3       $   1.8     $    4.8
                                                                            ============= ============ =============

     Restricted  Cash,  Cash  Equivalents,   Marketable   Securities  and  Other
Investments
     Cash,  marketable  securities and other  investments  include the following amounts which are restricted (in millions):

                                                                                    December 31,
                                                                            --------------------------
                                                                                2005         2004
                                                                            ------------ -------------
Current:
  Restricted cash and cash equivalents                                      $    6.1     $    3.1
  Restricted marketable securities, held in SAR Account                         23.0         25.1
                                                                            ------------ -------------
                                                                                29.1         28.2
                                                                            ------------ -------------
Non Current:
  Restricted Timber Notes and other amounts held in SAR Account                 52.9         68.5
  Other amounts restricted under the Timber Notes Indenture                      2.5          2.5
  Other long-term restricted amounts                                             5.4          6.4
  Less: Amounts attributable to Timber Notes held in SAR Account               (52.9)       (61.8)
                                                                            ------------ -------------
                                                                                 7.9         15.6
                                                                            ------------ -------------
Total restricted cash and cash equivalents and marketable securities        $   37.0      $  43.8
                                                                            ============ =============

     Amounts  in the SAR  Account  are  being  held by the  Trustee  to  support principal payments on the Timber Notes. See Note 7 for further discussion of the
SAR Account.

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

                                             Estimated Useful           December 31,
                                                                 --------------------------
                                                   Lives             2005         2004
                                           --------------------- ------------ -------------
Land and improvements                         5 - 30 years       $   140.6    $  135.4
Buildings                                     5 - 40 years           269.8       260.9
Machinery and equipment                       3 - 15 years           144.8       135.3
Construction in progress                                               7.7        22.0
                                                                 ------------ -------------
                                                                     562.9        553.6
Less:  accumulated depreciation                                     (207.9)      (183.4)
                                                                 ------------ -------------
                                                                 $   355.0        370.2
                                                                 ============ =============

     Capital expenditures for property,  plant and equipment were $17.3 million,
$29.7 million and $20.4 million for the years ended December 31, 2005,  2004 and
2003, respectively.

     In 2005, as part of Palco's on-going  evaluation of its sawmill activities, several  sites  were  subject  to an  impairment  review due to changes in their expected use and revised  estimates  of  undiscounted  cash flows.  As a result, impairment  charges of $4.6 million were recognized in 2005 primarily related to two sites,  the  Carlotta  mill site and  Palco's  remanufacturing  facility  in
Scotia.  In 2003, the Company  recorded an impairment  charge of $1.4 million in respect of casino-related assets at Palmas.

     Depreciation  expense for the years ended December 31, 2005,  2004 and 2003 was $28.8 million, $27.9 million, and $26.3 million, respectively.

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

     FireRock, LLC

     A  subsidiary  of the Company  continues  to hold a 50% interest in a joint venture named  FireRock LLC formed to develop an 808-acre area in Fountain Hills known as FireRock  Country Club. The Company is accounting for the joint venture under the  equity  method.  The  development  is a  residential,  golf-oriented, upscale  master-planned  community  consisting  of three  phases of custom lots,
three   multifamily   parcels   and  a  private   country   club.   The   club's
championship-level  private  18-hole golf course opened in 2000. The multifamily parcels were sold in  2001-2002  and lot sales  concluded  in 2004.  The venture continues to own and operate the country club.

7.   Debt

     Principal  amounts  of  outstanding  debt  consist  of  the  following  (in millions):

                                                                                                 December 31,
                                                                                          --------------------------
                                                                                              2005       2004
                                                                                          ------------ -------------

Prior Palco Credit Agreement                                                              $    -       $  13.1
Palco Term Loan due April 19, 2010                                                          34.7             -
Palco Revolving Credit Facility                                                             24.0             -
ScoPac Line of Credit, due July 2006                                                        31.3          18.1
6.55% ScoPac Class A-1 Timber Notes due July 20, 2028                                       36.6          61.7
7.11% ScoPac Class A-2 Timber Notes due July 20, 2028                                       243.2         243.2
7.71% ScoPac Class A-3 Timber Notes due July 20, 2028                                       463.3         463.3
7.56% Lakepointe Notes due June 8, 2021                                                     114.8         115.8
7.03% Motel Notes due May 1, 2018                                                            46.1          47.3
6.08% Beltway Notes due November 9, 2024                                                     29.2          29.8
7.12% Palmas Notes due December 20, 2030                                                     29.2          29.6
Other notes and contracts, primarily secured by receivables, buildings, real estate
   and equipment                                                                              5.1           6.4
                                                                                          ------------ -------------
                                                                                          1,057.5       1,028.3
Less: current maturities                                                                   (112.5)       (51.4)
   Timber Notes held in SAR Account                                                         (55.4)       (64.9)
                                                                                          ------------ -------------
                                                                                          $ 889.6      $ 912.0
                                                                                          ============ =============

     Palco Credit Agreements
     At December 31, 2004,  $13.1  million was  outstanding  under Palco's prior revolving  credit  facility  ("Prior Palco Credit  Agreement")  and Palco was in
default  under this  facility,  due to a breach of a financial  covenant.  Palco received a waiver of the  default  and in April  2005,  the Prior  Palco  Credit
Agreement was paid in full and the facility was terminated.

     Palco and Britt,  as  Borrowers,  entered into the Palco  Revolving  Credit
Facility  and the Palco  Term Loan on April 19,  2005.  The Palco  Term Loan was
fully funded and the  Borrowers  used  approximately  $10.8 million of the funds from the Palco Term Loan to pay off amounts previously  borrowed under the Prior
Palco  Credit  Facility.  Prior to  October  2005,  borrowings  under  the Palco
Revolving  Credit  Facility,  an asset-based  revolving  credit  facility,  were limited to the sum of 85% of Palco and Britt's eligible accounts receivable plus
75% of their eligible inventories (up to a maximum of $30.0 million,  subject to limitations such as the ability of the lender to establish reasonable reserves).
In October 2005,  Palco,  Britt and certain of their affiliates  entered into an amendment,  which, among other things,  temporarily  increased the amount of the
Palco  Revolving  Credit  Facility  from  $30.0  million  to $35.0  million  and temporarily  increased the advance rate  applicable to the Borrowers'  inventory from 75% to 80%.  The  increase  in the  inventory  advance  rate was subject to satisfactory  inventory  appraisals  and  the  amount  of the  increase  in such advances  was capped at $1.5  million.  The  increase in the amount of the Palco
Revolving  Credit  Facility  and the increase in the  inventory  advance rate is being  gradually  phased out in January  through March 2006.  The amendment also revised  financial  covenants  applicable to the Palco Revolving Credit Facility and the Palco  Term Loan.  MGI  furnished  cash  collateral  of $2.0  million as additional  security for the Borrowers'  obligations  under the two  facilities.
This  cash  collateral  was to be  released  on  April 1,  2006,  so long as the
Borrowers  have  achieved  earnings  and  borrowing  availability  targets to be determined  by the lenders.  These  targets have not yet been  established  (see below  regarding  ongoing  discussions  between the  Borrowers  and the term and revolving credit lenders).

     In November 2005, the Palco Term Loan and Palco  Revolving  Credit Facility
were further amended to permit Palco to borrow $6.0 million from MGI. Palco used these loan proceeds to pay down outstanding borrowings under the Palco Revolving
Credit Facility.

     At December 31, 2005, Palco and Britt, as Borrowers,  were in default under the Palco Term Loan and the Palco Revolving  Credit  Facility,  due to financial covenant breaches.  Without a waiver of the Borrowers'  defaults under the Palco
Term Loan and the Palco Revolving Credit  Facility,  the lenders may take any or all of the following actions:  reduce the amount of borrowings  available to the
Borrowers;  refuse to make new loans or to issue new  letters  of credit for the benefit of the Borrowers;  declare any or all loans and other amounts owed under the two  facilities  to be  immediately  due and payable;  require Palco to cash collateralize all outstanding  letters of credit; or pursue its other rights and remedies under the Palco Term Loan,  Palco Revolving Credit Facility and related security  agreements.  The existence of the defaults also requires  Palco to pay interest  on amounts  borrowed  under the Palco Term Loan at a per annum rate 2%
higher than the rate at which interest would be owed if no default existed.  The
Borrowers are pursuing  discussions with the lenders in an effort to resolve the defaults and obtain additional  liquidity  necessary to fund anticipated working capital shortfalls. There can be no assurances that Palco will be able to obtain a waiver of default from the lenders. As of December 31, 2005, $34.7 million was outstanding  under the Palco Term Loan and $24.0 million was  outstanding  under the Palco Revolving  Credit  Facility.  Because a waiver of the defaults has not been  obtained to date,  amounts  outstanding  under the Palco Term Loan and the
Palco Revolving  Credit Facility have been classified as a current  liability at
December 31, 2005.

     In January 2006, the Palco Term Loan and Palco  Revolving  Credit  Facility
were further  amended to permit Palco to borrow an additional  $3.0 million from
MGI. Palco used these loan proceeds to pay down outstanding borrowings under the
Palco Revolving Credit Facility. In February 2006, the Palco Term Loan and Palco
Palco  Revolving  Credit Facility were further amended to permit Palco to borrow an additional $2.0 million from MGI. Palco expects to use these loan proceeds to pay down outstanding borrowings under the Palco Revolving Credit Facility.

     Loans under the Palco  Revolving  Credit  Facility  bear  interest,  at the
Borrowers'  option,  at the rate of LIBOR plus 2.25% or prime  plus  0.50%.  The
Palco Revolving  Credit Facility  matures on April 19, 2010. The Palco Term Loan bears interest,  at the Borrowers' option, at the rate of LIBOR plus 6% or prime plus 5%. The Palco Term Loan is repayable in quarterly  installments  of $87,500 each, which began on June 1, 2005. A balloon payment of the remaining  principal balance  is due on April  19,  2010.  Both the  Palco  Term  Loan and the  Palco
Revolving Credit Facility contain EBITDA maintenance covenants that, if not met, could trigger a mandatory  prepayment of outstanding  borrowings.  The operating cash flow  estimates  used to establish  the EBITDA  maintenance  covenants  are subject to a number of assumptions  about future  operating cash flow and actual results could differ from these estimates.

     The Palco Revolving Credit Facility and Palco Term Loan are each secured by a security  interest in the stock of Palco held by MGI, and substantially all of the assets of the Borrowers (other than Palco's equity interest in ScoPac). Both the Palco Term Loan and the Palco  Revolving  Credit  Facility  have  provisions requiring  that the net cash  proceeds of asset sales be used to prepay  amounts outstanding  under the loans.  The Palco Revolving Credit Facility and the Palco
Term Loan contain  substantially  identical restrictive covenants that limit the
Borrowers' ability to incur debt, grant liens, make investments,  pay dividends, make capital  expenditures in excess of stated amounts, or merge or consolidate, and require the Borrowers to maintain  minimum  levels of EBITDA  throughout the life of the loans.  The Palco Revolving  Credit Facility and the Palco Term Loan
contain  customary events of default and customary  remedies with respect to the occurrence of an event of default.

     The Palco  Revolving  Credit Facility  includes a prepayment  premium of 1%
payable  in  connection  with any  prepayment  or  reduction  in the  commitment occurring  within the first two years.  The Palco Term Loan includes  prepayment premiums of 4%, 3%, 2% and 1% payable in connection  with any  prepayment of the
Palco Term Loan that occurs  during the first,  second,  third and fourth years, respectively. No prepayment premium will be payable under either credit facility to a lender  who is also a lender  under any  refinancing  used to  prepay  such credit facility.

     Under the Palco  Revolving  Credit  Facility and Palco Term Loan,  Palco is
permitted to invest up to $5.0 million in ScoPac.  No such  investment  had been made or committed to be made by Palco,  and there can be no assurance that Palco will  determine or be able to make any such  investment  in whole or part in the future.

     ScoPac Line of Credit
     The ScoPac Line of Credit allows ScoPac to borrow up to one year's interest on the aggregate  outstanding  principal  balance of the Timber Notes ("Required
Liquidity Amount").  On June 20, 2003, the ScoPac Line of Credit was extended to
July 7,  2006.  ScoPac  intends to  request  that the  ScoPac  Line of Credit be extended for an  additional  period of not less than 364 days.  If not extended,
ScoPac  may draw upon the full  amount  available.  The  amount  drawn  would be repayable in 12 semiannual installments on each Timber Notes payment date (after the payment of certain other items,  including the Aggregate  Minimum  Principal
Amortization  Amount, as defined,  then due),  commencing  approximately two and one-half years following the date of the draw. At December 31, 2005, the maximum availability under the ScoPac Line of Credit was $55.4 million,  and outstanding borrowings  were $31.3 million.  At January 31, 2006,  the maximum  availability under the  ScoPac  Line of Credit  was $54.1  million,  after  giving  effect to principal  payments made on the January 20, 2006, Timber Notes payment date, and there were $54.9 million in borrowings outstanding.

     Borrowings  under the ScoPac Line of Credit  generally bear interest at the
Base Rate (as defined in the agreement) plus 0.25% or at LIBOR plus 1.0% (at any time the  borrowings  have not been  continually  outstanding  for more than six months).  As  discussed  further  in Note 1,  ScoPac is  experiencing  financial difficulties  due to  regulatory  restrictions  on its ability to harvest.  As a result,  ScoPac may not have  adequate  availability  under the  ScoPac  Line of
Credit and existing  resources  to pay the entire  amount of interest due on the
Timber Notes on July 20, 2006.  Such a failure to pay interest would  constitute an event of default under the Timber Notes Indenture.

     ScoPac Timber Notes
     In July 1998,  ScoPac issued $867.2 million  aggregate  principal amount of
Timber Notes,  which are due July 20, 2028.  The Timber Notes are senior secured obligations  of  ScoPac  and do not  constitute  obligations  of,  and  are  not guaranteed by, Palco or any other person.  The Timber Notes were issued in three classes:  Class A-1 Timber Notes  aggregating  $160.7 million,  Class A-2 Timber
Notes aggregating $243.2 million,  and Class A-3 Timber Notes aggregating $463.3 million.  The Timber Notes  Indenture  permits ScoPac to have  outstanding up to
$75.0 million of non-recourse indebtedness to acquire additional timberlands, as well as to issue  additional  timber notes provided  certain  conditions are met
(including  repayment or redemption of the remaining  $36.6 million of Class A-1
Timber  Notes  and  that  the  remaining   Timber  Notes  meet  certain  ratings
standards). The Timber Notes and the Line of Credit are secured by a lien on (i)
ScoPac's timber, timberlands and timber rights, (ii) certain contract rights and other  assets,  (iii) the proceeds of the  foregoing  and (iv) funds held by the
Trustee in various accounts relating to the Timber Notes. Amounts payable on the
Timber Notes are paid semi-annually, generally on January 20 and July 20 of each year (each, a "Note Payment Date").

     The Timber Notes were  structured to link, to the extent of cash available, the deemed  depletion of ScoPac Timber (through the harvest and sale of logs) to
the  required   amortization  of  the  Timber  Notes.  The  required  amount  of amortization  on  any  Timber  Notes  payment  date  is  determined  by  various mathematical  formulas set forth in the Timber Notes  Indenture.  Principal  and interest are payable semi-annually,  generally on January 20 and July 20 of each year.  The minimum  amount of  principal  which ScoPac must pay (on a cumulative basis and subject to available  cash)  through any Timber Notes  payment date is referred  to as  Minimum  Principal  Amortization.  If  the  Timber  Notes  were
amortized  in  accordance  with  Minimum  Principal   Amortization,   the  final
installment  of principal  would be paid on July 20, 2028. The minimum amount of principal which ScoPac must pay (on a cumulative basis) through any Timber Notes payment date in order to avoid payment of  prepayment or deficiency  premiums is referred to as "Scheduled  Amortization." If all payments of principal were made
in  accordance  with  Scheduled   Amortization,   ScoPac  would  pay  the  final
installment  of  principal  on January 20, 2014.  Such final  installment  would include a single  "bullet"  principal  payment of $463.3 million  related to the
Class A-3 Timber Notes.

     "Minimum Principal Amortization" of the Timber Notes represents the minimum amount of principal which ScoPac must pay (on a cumulative  basis and subject to available  cash) on such Class,  to the extent of available  funds on deposit in the Payment  Account,  through any Note Payment  Date.  If the Timber Notes were
amortized  in  accordance  with  Minimum  Principal   Amortization,   the  final
installments  of principal  would be paid on January 20, 2010, July 20, 2017 and
July  20,  2028 for the  Class  A-1,  Class  A-2 and  Class  A-3  Timber  Notes,
respectively.

     In November  1999,  $169.0 million of funds from the sale of 5,600 acres of timberlands ("Headwaters  Timberlands") were contributed to ScoPac and set aside in the SAR  Account.  Amounts  in the SAR  Account  are  part of the  collateral securing the Timber Notes and are used to make principal  payments to the extent that cash flows from operations are  insufficient to pay Scheduled  Amortization on the Timber Notes. In addition, on or after January 20, 2014, any amounts then remaining  in the SAR  Account  would be used to  amortize  the Class A-3 Timber
Notes. Funds can be released to ScoPac from the SAR Account if the amount in the account at that time exceeds the Required Scheduled Amortization Reserve Balance
(as defined and set forth in the Timber Notes Indenture).  If the balance in the
SAR Account falls below the Required Scheduled  Amortization Reserve Balance, up
to 50% of any Remaining  Funds (funds that could otherwise be released to ScoPac free of the lien  securing  the Timber  Notes) are  required  to be used on each monthly deposit date to replenish the SAR Account.  As of December 31, 2005, the amount held in the SAR Account was $45.4  million  below the Required  Scheduled
Amortization Reserve Balance.

     On the note payment date in January 2005,  ScoPac used the funds  available under the ScoPac Line of Credit to pay the $28.5  million of interest due ($26.3 million net of interest due in respect of Timber Notes held in the SAR Account).
ScoPac also repaid $17.1  million of principal  on the Timber  Notes,  an amount equal to Scheduled  Amortization  ($10.6  million net of principal in respect of
Timber Notes held in the SAR Account) using funds held in the SAR Account.

     On the note  payment  date in July  2005,  ScoPac  used its  existing  cash resources, all of the remaining funds available under the ScoPac Line of Credit, and the additional funds made available from a $2.2 million early log payment by
Palco,  to pay all of the $27.9  million of interest  due ($25.9  million net of interest  due in respect of Timber Notes held in the SAR  Account).  ScoPac also repaid  $8.0  million of  principal  on the  Timber  Notes,  an amount  equal to
Scheduled Amortization ($5.0 million net of principal in respect of Timber Notes held in the SAR Account) using funds held in the SAR Account.

     On the note payment  date in January  2006,  ScoPac used its existing  cash resources, all of the remaining funds available under the ScoPac Line of Credit, and the additional  funds made available from a $2.3 million timber  purchase by
MGI, to pay all of the $27.7 million of interest due ($25.8 million net interest due in respect of Timber  Notes in the SAR  Account.  ScoPac also  repaid  $19.3 million  of  principal  on  the  Timber  Notes  an  amount  equal  to  Scheduled
Amortization  ($11.9 million net of principal in respect of Timber Notes held in the SAR Account) using funds held in the SAR Account.

     During  2004,  $10.9  million  of funds from the SAR  Account  were used to repurchase  $11.0 million  principal  amount of Timber Notes, as permitted under the  Timber  Notes  Indenture,  resulting  in a loss  of  $0.3  million  (net of unamortized  deferred  financing costs) on the repurchase of debt.  During 2005, there were no repurchases of Timber Notes.

     At December 31, 2005, the SAR Account balance was $75.9 million  (including
$52.9  million of Timber  Notes  held in the SAR  Account  and $23.0  million in cash),  all of which is restricted for future  principal  payments on the Timber
Notes.  The SAR Account net cash balance of $23.0 million is sufficient to cover the  Scheduled  Amortization  in 2006,  but will not be  sufficient to cover the
Scheduled  Amortization  on the January 20,  2007,  Timber Note payment date and beyond.  Accordingly,  ScoPac's  ability  to  make  the  Scheduled  Amortization payments on the Timber Notes beyond 2006 is dependent  upon ScoPac's  ability to sell all or a portion of the Timber Notes held in the SAR Account.  No assurance can be given that  ScoPac will be  successful  in its efforts to sell the Timber
Notes held in the SAR Account before the January 20, 2007,  Timber Notes payment date or as to the proceeds that might result from any such sale.

     As  discussed   further  in  Note  1,  ScoPac  is  experiencing   financial
difficulties due to regulatory  restrictions on its ability to harvest and other factors.  As a result,  ScoPac  may not have  adequate  funds to pay the  entire amount of  interest  due on the Timber  Notes in July 2006.  Such an event would constitute an event of default under the Timber Notes Indenture.

     Letters of Credit
     On April 21,  2005,  Moody's  Investors  Service  ("Moody's")  lowered  its ratings  on the Class A-1 Timber  Notes  from Baa2 to Ba3;  the Class A-2 Timber
Notes from Baa3 to B1;  and the Class A-3  Timber  Notes from Bal to B1. On June
20, 2005, Moody's further lowered its ratings on all classes of the Timber Notes to Caal.  Standard and Poor's Rating Service  ("S&P")  announced on April 7,
2005,  that it had  lowered  Palco's  credit  rating  to CCC-  (which  rating it affirmed on April 28, 2005).  As a result of the S&P  credit rating  actions related to Palco,  Palco was  required to post a $9.9  million  letter of credit with the State of  California  to secure its workers  compensation  liabilities, which reduced Palco's  availability under the Palco Revolving Credit Facility by a corresponding amount.

     The  Company's  real  estate  segment  has posted  letters of credit in the
amount  of  $9.0  million  for  the  Company's   estimated  liability  insurance
obligations.

     Lakepointe Notes
     In June 2001,  Lakepointe  Assets Holdings LLC  ("Lakepointe  Assets"),  an
indirect wholly owned  subsidiary of the Company,  financed the purchase of Lake
Pointe Plaza, an office complex located in Sugarland, Texas, with $122.5 million principal  amount of 7.56%  non-recourse  notes  due June 8,  2021  ("Lakepointe
Notes"). The Lakepointe Notes are secured by operating leases, Lake Pointe Plaza and a $60.0 million residual value insurance  contract and under which all lease payments are guaranteed by the parent company of the current tenant.

     Beltway Notes
     In November 2002, Beltway Assets LLC ("Beltway Assets"), an indirect wholly owned  subsidiary  of the Company,  financed the purchase of an office  building located  in  Houston,  Texas,  with  $30.9  million  principal  amount  of 6.08%
non-recourse notes due November 9, 2024 ("Beltway Notes"). The Beltway Notes are
secured by an operating lease, the building, and an $11.2 million residual value insurance contract.

     Motel Notes
     In December 2002, Motel Assets Holdings LLC ("Motel  Assets"),  an indirect wholly owned subsidiary of the Company,  financed the purchase of a portfolio of sixteen  motel  properties  located in ten  different  states with $49.4 million principal  amount of 7.03%  non-recourse  notes due May 1, 2018 ("Motel Notes").
The Motel Notes are secured by an operating lease, the properties,  and an $11.2 million residual value insurance contract and under which all lease payments are guaranteed by the parent company of the current tenant.

     Palmas Country Club, Inc. Notes
     In October 2000, Palmas Country Club, Inc., which owns two golf courses and other related  assets,  financed the  construction  and  refurbishment  of these assets with $30.0 million  principal amount of 7.12% notes due December 20, 2030
("Palmas Notes").  The Palmas Notes are secured by the entity's assets, a letter of credit, and cash reserves held by the lender.

     Maturities
     Scheduled maturities of outstanding  indebtedness at December 31, 2005, are as follows (in millions):

                                                                  Years Ending December 31,
                                          -------------------------------------------------------------------------
                                              2006         2007          2008        2009       2010     Thereafter
                                          -------------------------- ----------------------------------------------
Palco Term Loan                           $   34.7       $     -     $     -   $       -    $     -    $       -
Palco/Britt Revolving Credit Agreement        24.0             -           -           -          -            -
ScoPac Line of Credit                         31.3             -           -           -          -            -
ScoPac Timber Notes                           18.2          26.5        25.0        19.7       22.8        575.5
Lakepointe Notes                               1.3           1.7         1.8         2.0        2.1        105.9
Motel Notes                                    1.4           1.4         1.8         2.2        2.3         37.0
Beltway Notes                                  0.6           0.7         0.7         0.8        0.8         25.6
Palmas Notes                                   0.5           0.5         0.5         0.5        0.6         26.6
Other                                          0.5           0.6         0.3         0.2        0.2          3.3
                                          ------------  -----------  --------- -----------  ----------  -----------
                                          $  112.5       $  31.4     $  30.1   $    25.4    $  28.8     $  773.9
                                          ============  ===========  ========= ===========  =========== ===========

     The scheduled  maturities for the Timber Notes reflected in the table above are based on  Scheduled  Amortization  net of Timber  Notes held in SAR Account.
Payments in accordance  with Scheduled  Amortization  are,  however,  subject to available cash in the SAR Account.

     Capitalized Interest
     Interest  capitalized  during the years ended  December 31, 2005,  2004 and
2003 was $0.4  million,  $0.8 million and $0.1 million,  respectively.  Interest capitalized related to Palco's new sawmill amounted to $0.4 million for the year ended December 31, 2005.

     Loan Covenants
     Certain debt instruments restrict the ability of the Company's subsidiaries to transfer assets, make loans and advances or pay dividends to the Company, and require certain subsidiaries to maintain a minimum net worth.

     Estimated Fair Value
     The Company's  publicly traded debt  instruments  (the Timber Notes and the
Palmas Notes) are thinly traded financial instruments; accordingly, their market prices at any balance sheet date may not be  representative  of the prices which would be derived from a more active  market.  The fair value of publicly  traded debt is determined  based on quoted market prices.  The fair value of debt which is not  publicly  traded is  estimated  using cash flows  discounted  at current borrowing  rates.  At December 31, 2005, the estimated fair value of current and long-term  debt was $864.5  million.  At December 31, 2004,  the estimated  fair value of the Company's current and long-term debt was $840.8 million.

     Weighted average interest on Short-Term Borrowings
     During  2005 and  2004,  the  Company  had  average  short-term  borrowings outstanding of $67.2 million and $36.5 million,  respectively,  under the credit facilities  described  above.  The  weighted  average  interest  rate for  these facilities during 2005 and 2004 was 7.6% and 3.4%, respectively.

8.   Income Taxes

     The Company files a consolidated  federal  income tax return  together with its domestic  subsidiaries,  other than Kaiser and its subsidiaries.  Kaiser and its domestic  subsidiaries are members of a separate  consolidated  return group that files its own consolidated federal income tax returns.

     Loss before income taxes, minority interests and discontinued operations by geographic area is as follows (in millions):

                                                       Years Ended December 31,
                                                --------------------------------------
                                                   2005        2004         2003
                                                ----------  -----------   ------------
Domestic                                        $  (4.1)        (46.9)      (10.6)
Foreign                                               -             -           -
                                                ----------  -----------   ------------
                                                $  (4.1)        (46.9)      (10.6)
                                                ==========  ===========   ============

     Income taxes are classified as either  domestic or foreign based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is subject to domestic income taxes.

     The  benefit  (provision)  for income  taxes on loss before  income  taxes, minority  interests and  discontinued  operations  consists of the following (in millions):

                                         Years Ended December 31,
                                    -----------------------------------------
                                         2005         2004          2003
                                    ------------- ------------- -------------
Current:
Federal                             $     -        $   -         $   -
State and local                         1.1         (1.3)            -
Foreign                                (0.6)        (0.2)            -
                                    ------------- ------------- -------------
                                        0.5         (1.5)            -
                                    ------------- ------------- -------------
Deferred:
Federal                                   -            -             -
State and local                        (1.1)         1.8          (1.0)
Foreign                                 0.7            -             -
                                    ------------- ------------- -------------
                                       (0.4)         1.8          (1.0)
                                    ------------- ------------- -------------
                                    $   0.1          0.3          (1.0)
                                    ============= ============= =============

     A  reconciliation  between the  provision  for income  taxes and the amount computed by applying the federal statutory income tax rate to loss before income taxes,  minority  interests  and  discontinued  operations  is  as  follows  (in millions):

                                                                                    Years Ended December 31,
                                                                             ---------------------------------------
                                                                                2005          2004         2003
                                                                            ------------- ------------ -------------
Loss before income taxes                                                    $   (4.1)     $   (46.9)    $  (10.6)
                                                                            ============= ============ =============
Amount of federal income tax benefit based upon the statutory rate          $    1.4           16.4          3.7
Changes in valuation allowances and revision of prior years' tax estimates      (1.3)         (16.0)        (4.9)
Foreign taxes, net of federal tax benefit                                        0.1           (0.2)           -
State and local taxes, net of federal tax effect                                   -            0.4          0.5
Other                                                                           (0.1)          (0.3)        (0.3)
                                                                            ------------- ------------ -------------
                                                                            $    0.1            0.3         (1.0)
                                                                            ============= ============ =============

     Changes in valuation allowances and revision of prior years' tax estimates, as shown in the table  above,  include  changes  in  valuation  allowances  with respect to  deferred  income tax assets,  amounts  for the  reversal of reserves which the Company no longer  believes are necessary,  and other changes in prior years' tax estimates.  The other reversals of reserves  generally  relate to the expiration of the relevant statute of limitations with respect to certain income tax returns or the  resolution of specific  income tax matters with the relevant tax authorities.

     The   components  of  the   Company's   net  deferred   income  tax  assets
(liabilities) are as follows (in millions):

                                                                                               December 31,
                                                                                      ----------------------------
                                                                                           2005           2004
                                                                                      ----------------------------
Deferred income tax assets:
  Postretirement benefits other than pensions                                        $     5.3        $   5.1
  Loss and credit carryforwards                                                          146.5          141.3
  Other liabilities                                                                       24.4           20.6
  Real estate                                                                             11.1           17.3
  Timber and timberlands                                                                  22.0           14.9
  Other                                                                                   28.0           34.2
  Valuation allowances                                                                  (102.7)         (78.3)
                                                                                      --------------- -------------
    Total deferred income tax assets, net                                                134.6          155.1
                                                                                      --------------- -------------
Deferred income tax liabilities:
  Property, plant and equipment                                                          (41.4)         (60.3)
  Other                                                                                   (9.3)         (10.5)
                                                                                      --------------- -------------
    Total deferred income tax liabilities                                                (50.7)         (70.8)
                                                                                      --------------- -------------
Net deferred income tax assets                                                        $   83.9        $  84.3
                                                                                      =============== =============

     The  Company   evaluated  all   appropriate   factors  in  determining  the
realizability of the $146.5 million in deferred tax assets  attributable to loss and credit  carryforwards.  These factors included any limitations on the use of loss and credit  carryforwards,  results of operations for 2005 and prior years, the  reversal of  deferred  gains,  other  temporary  differences,  the year the
carryforwards   expire,   and  the  levels  of  taxable  income   necessary  for
utilization.  The Company  also  considered  the  potential  recognition  of the deferred gains on sales of timber and timberlands. Based on this evaluation, the
Company provided valuation allowances of $13.4 million and $19.0 million related to loss and credit carryforwards in 2005 and 2004, respectively. With respect to the $56.3  million  of  deferred  tax  assets  attributable  to loss and  credit carryforwards for which a valuation allowance has not been provided, the Company believes  that it is more likely  than not that it will  realize the benefit for these carryforwards.

     The net  deferred  income tax assets in the above  table do not include any potential tax benefit attributable to the Company's investment in its 50,000,000
Kaiser Shares. For federal tax purposes,  the Company's basis is estimated to be
$388.0  million (as compared to ($516.2)  million  reflected in these  financial statements),  which would  result in a federal  tax  benefit at current  federal statutory income tax rates of approximately $135.8 million. As discussed in Note
1, upon  effectiveness  of Kaiser's  plan of  reorganization,  the Company  also expects it will take a worthless stock deduction on its consolidated federal tax return  related to the  cancellation  of the Kaiser shares and at that time will evaluate  whether it expects to realize the resulting tax asset of approximately
$135.8 million.  The Company can give no assurance that any tax benefit could be realized from the losses due to limitations  imposed under the Internal  Revenue
Code relating to capital losses.

     As  of  December  31,  2005  and  2004,  $0.2  million  and  $0.2  million, respectively, of the net deferred income tax assets listed above are included in prepaid  expenses  and other  current  assets.  Certain  other  portions  of the deferred  income tax  liabilities  listed  above are  included in other  accrued liabilities and other noncurrent liabilities.

     The  following  table  presents the estimated  tax  attributes  for federal income tax  purposes  at  December  31,  2005,  attributable  to the Company (in millions).  The  utilization  of certain of these tax  attributes  is subject to various limitations.

                                                                                 Expiring
                                                                                ------------
Regular tax attribute carryforwards:
  Prior year's net operating loss carryforwards                   $  368.3       2006-2024
  Alternative minimum tax credits                                      2.5       Indefinite
  General business tax credits                                         1.6         2025

Alternative minimum tax attribute carryforwards:
  Prior year's net operating losses                                  390.5       2006-2024

     The Company's  operations are subject to the  jurisdiction  of multiple tax authorities  and their review of taxable income as reported in the Company's tax filings.  Determination  of  taxable  income in any  jurisdiction  requires  the interpretation  of tax laws,  regulations  and related  judicial  decisions  and administrative  interpretations  of local  tax  authorities.  As a  result,  the
Company  is subject  to tax  assessments  in such  jurisdictions  including  the re-determination  of taxable income by tax  authorities  that may not agree with the Company's  interpretations and positions taken. The Company believes that it has adequately provided for any such potential assessments under the guidance of
Statement  of   Financial   Accounting   Standards   No.  5,   "Accounting   for
Contingencies"  ("SFAS No. 5"). Further,  the Company believes amounts currently provided for any such potential  assessments will not be settled within the next twelve months and settlement of such amounts would not have a significant impact on the Company's consolidated  financial position,  results of operations and/or liquidity.

     As discussed in Note 1, the liquidity issues being experienced by Palco and
ScoPac could result in claims  against and could have adverse  impacts on MAXXAM
Parent, MGHI and/or MGI. For example,  it is possible that certain  transactions
could  be  entered  into  in  connection  with  a  potential   restructuring  or
reorganization  of Palco or  ScoPac,  such as a sale of all or a portion  of the equity  ownership in Palco and/or  ScoPac,  a sale of a  substantial  portion of
Palco's and/or  ScoPac's  assets and/or a cancellation of some or all of Palco's and/or  ScoPac's  indebtedness,  which could require the utilization of all or a substantial  portion of, or the loss of a significant  portion of, the Company's net operating losses for federal and state income tax purposes and could require tax payments.

9.   Employee Benefit and Incentive Plans

     Pension and Other Postretirement Benefit Plans
     The Company has three defined  benefit plans:  the MAXXAM Pension Plan, the
Palco  Retirement  Plan and the MAXXAM  Supplemental  Employee  Retirement  Plan
(collectively, the "Plans"). The benefits are determined under formulas based on the employee's years of service,  age and compensation.  The MAXXAM Pension Plan and Palco Retirement Plan were frozen effective  December 31, 2005; as a result,
these  plans  will  continue,   but  no  additional   benefits  will  accrue  to
participants subsequent to December 31, 2005.

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

     The funded status of the Company's pension and other postretirement benefit plans and the accrued benefit liability included in other long-term  liabilities as of December 31, 2005 and 2004, respectively, were as follows (in millions):

                                                                    Pension Benefits        Medical/Life Benefits
                                                               -------------------------- -------------------------
                                                                             Years Ended December 31,
                                                               ----------------------------------------------------
                                                                   2005         2004          2005        2004
                                                               ---------- ------------- ------------  -------------
Change in projected benefit obligation:
  Projected benefit obligation at beginning of year             $  101.3   $     87.2     $    12.6      $  11.4
  Service cost                                                       2.8          3.0           0.4          0.5
  Interest cost                                                      5.6          5.6           0.5          0.7
  Actuarial (gain) loss                                              0.4          8.4          (1.9)         0.8
  Curtailments, settlements and amendments                          (8.1)           -          (1.0)            -
  Benefits paid                                                     (3.8)        (2.9)         (0.3)        (0.8)
                                                               ---------- -------------- ------------  -------------
    Projected benefit obligation at end of year                 $   98.2   $     101.3    $    10.3      $  12.6
                                                               ========== ============== ============  =============
Change in plan assets:
  Fair value of plan assets at beginning of year                $   60.3   $      56.8    $       -      $     -
  Actual return on assests                                           4.6           5.4            -            -
  Employer contributions                                             2.3           1.0          0.3          0.8
  Plan participants' contributions                                     -             -          1.7          1.7
  Benefits paid                                                     (3.8)        (2.9)         (2.0)        (2.5)
                                                               ---------- -------------- ------------  -------------
  Fair value of plan assets at end of year                      $   63.4   $     60.3     $       -      $     -
                                                               ========== ============== ============  =============

Funded status:
  Projected benefit obligation in excess of plan assets         $ (34.8)   $   (41.0)     $   (10.3)     $ (12.6)
  Unrecognized actuarial loss                                      13.2         20.6              -          2.9
  Unrecognized prior service costs                                    -         (0.2)          (1.4)        (1.8)
                                                               ---------- -------------- ------------  -------------
    Net amount recognized                                       $ (21.6)   $   (20.6)     $   (11.7)     $ (11.5)
                                                               ========== ============== ============  =============

Amounts recognized in the Consolidated Balance Sheet:
Accrued benefit liability                                       $ (34.8)   $   (33.8)     $  (11.7)      $ (11.5)
Accumulated other comprehensive income                             13.2         13.2             -             -
                                                               ---------- -------------- ------------  -------------
Net amount recognized                                           $ (21.6)   $   (20.6)     $   (11.7)     $ (11.5)
                                                               ========== ============== ============  =============

     A minimum  pension  liability  adjustment  is required  when the  actuarial present value of the accumulated  benefit  obligation  exceeds the fair value of plan assets and accrued pension liability.  In 2005, a minimum liability pre-tax adjustment  of $0.08  million was  reflected  as an increase in accrued  benefit liability with an offsetting pre-tax charge to stockholders' deficit recorded as a component of other  comprehensive  income (loss). In 2004, a minimum liability pre-tax  adjustment  of $6.9  million  was  reflected  as an increase in accrued benefit  liability with an offsetting  pre-tax charge to  stockholders'  deficit recorded as a component of other comprehensive income (loss).

     The aggregate  accumulated benefit obligation and fair value of plan assets for pension plans with accumulated  benefit obligations in excess of plan assets were $98.3 million and $63.4 million, respectively, as of December 31, 2005, and
$94.0 million and $60.3 million, respectively, as of December 31, 2004.

     The components of pension and other postretirement medical benefits expense for the three years ended December 31, 2005, were as follows (in millions):

                                                           Pension Benefits              Medical/Life Benefits
                                                   -------------------------------- --------------------------------
                                                                       Years Ended December 31,
                                                   -----------------------------------------------------------------
                                                      2005       2004       2003       2005       2004       2003
                                                   ---------- ----------- --------- ---------- ---------- ----------
Components of net periodic benefit costs:
  Service cost                                  $     2.8     $     3.1   $    2.7      $  0.4     $  0.5    $   0.4
  Interest cost                                       5.6           5.6        5.1         0.5        0.7        0.6
  Expected return on assets                          (5.3)         (5.1)      (4.6)          -          -          -
  Recognized net actuarial loss                       0.7             -          -           -          -          -
  Amortization of prior service costs                   -             -        0.1        (0.2)      (0.2)      (0.2)
                                                   ---------- ----------- --------- ---------- ---------- ----------
  Net periodic benefit costs                          3.8           3.6        3.3         0.7        1.0        0.8
  Curtailments, settlements and other                (0.2)            -        0.1        (0.1)      (0.1)       0.3
                                                   ---------- ----------- --------- ---------- ---------- ----------
     Adjusted net periodic benefit costs           $  3.6      $    3.6    $   3.4      $  0.6     $  0.9    $   1.1
                                                   ========== =========== ========= ========== ========== ==========

     The  measurement  date used for the  Company's  pension and  postretirement benefit plans was December 31, 2005. The underlying assumptions of the Company's pension  and  other  postretirement  benefit  plans for the  three  years  ended
December 31, 2005, were as follows:

                                                                    Pension Benefits        Medical/Life Benefits
                                                                ------------------------- --------------------------
                                                                                  Years Ended December 31,
                                                                ----------------------------------------------------
                                                                 2005    2004     2003     2005     2004     2003
                                                                ---------------- -------- -------- -------- --------
Weighted-average assumptions:
  Discount rate used to determine benefit obligaiton            5.625%   5.875%    6.25%    5.625%   5.875%   6.25%
  Discount rate used to determine net periodic benefit cost     5.875%    6.25%    6.75%    5.875%    6.25%   6.75%
  Expected return on plan assets                                 8.75%    8.50%    8.00%        -        -        -
  Rate of compensation increase                                     -(1)  4.11%    4.20%        -        -        -

(1)  Not  applicable as the MAXXAM Pension Plan and Palco  Retirement  Plan were frozen effective December 31, 2005

     The  average  annual  assumed  rate of  increase  in the per capita cost of covered  benefits  (i.e.  health care cost trend rate) for 2006 is 9.0% for all participants.  The rate of increase is assumed to decline  gradually  to 5.0% in
2010 for all  participants and remain at that level  thereafter.  Assumed health care cost trend rates have a significant  effect on the amounts reported for the health  care plan.  A  one-percentage-point  change in assumed  health care cost trend  rates as of  December  31,  2005 would  have the  following  effects  (in millions):

                                                                                    1-Percentage-    1-Percentage-
                                                                                    Point Increase   Point Decrease
                                                                                 ----------------- -----------------
Effect on total of service and interest cost components                          $      0.1          $ (0.1)
Effect on the postretirement benefit obligations                                        1.3            (1.1)

     The pension  plans'  investments  are held under trust  agreements  with an independent trustee.  The plans' Investment  Committees establish the investment policies  for the  plans'  assets and have  selected  certain  investment  funds maintained by the trustee (or its  affiliates  and third parties) for investment of plan assets.  The  Investment  Committees  also determine the portion of plan assets to be invested in such funds.  The trustee's  affiliates or third parties select the  investment  managers for these funds and the portion of each fund to be managed by the respective  investment  managers.  The investment  managers in turn  determine in which equity,  debt and/or other  securities the assets under their  direction will be invested.  Actual  investment  results  achieved by the investment  funds are reviewed by the Investment  Committees on a regular basis.
As of December 31, 2005, the  Investment  Committees'  target asset  allocations were 70% for equity securities and 30% for fixed income securities.

     The  weighted-average  asset allocations for the Company's pension plans at
December 31, 2005 and 2004, by asset category are as follows:

                                                         Years Ended December 31,
                                                       -------------------------
                                                          2005         2004
                                                       ----------- -------------
Asset Category:
  Equity securities                                      70%           71%
  Debt securities                                        30            29
                                                       ----------- -------------
     Total                                              100%          100%
                                                       =========== =============

     The  expected  rate  of  return  on  plan  assets  assumption,  used in the determination  of net  periodic  pension  cost,  will be  8.75%  for  2006.  The
Company's  expected rate of return assumption is based on historical  returns on plan assets and the expected  long-term returns for the asset allocation targets in place at December 31, 2005.

     The Company's  funding policy is to make annual  contributions to the plans which equal or exceed the minimum funding  requirements of ERISA. The Company is in  compliance  with this policy.  An assumed  long-term  rate of return on plan assets  of 8.5%  and 8.0% was used in the  determination  of the  ERISA  minimum funding  requirements  for the plan  years  ended  December  31,  2005 and 2004, respectively.  Expected  funding  requirements for pension benefits for 2006 are approximately  $12.2 million.  Expected funding  requirements for postretirement medical benefits for 2006 are approximately $0.5 million.

     The Company also has unfunded Supplemental  Executive Retirement Plans that provide  certain key employees  defined pension  benefits that supplement  those provided by the Company's other  retirement  plans. The Company had $3.4 million and $3.2 million accrued as projected  benefit  obligations in the  Consolidated
Balance Sheet for such plans at December 31, 2005 and 2004, respectively.

     The following benefit payments,  which reflect expected future service,  as appropriate,  are  expected to be paid in respect of the  Company's  pension and postretirement benefit plans (in millions):

                                                Pension         Medical/
Years Ended December 31,                       Benefits      Life Benefits
------------------------------------------- --------------- ----------------

2006                                        $         3.4   $         0.5
2007                                                  3.6             0.5
2008                                                  3.8             0.5
2009                                                  4.2             0.6
2010                                                  4.5             0.6
Years 2011-2015                                      26.9             4.0

     Savings and Incentive Plans
     The Company has various  defined  contribution  savings  plans  designed to enhance the existing  retirement programs of participating  employees.  Expenses incurred by the Company for all of these plans were $0.8  million,  $0.7 million and $0.7  million  for the  years  ended  December  31,  2005,  2004  and  2003, respectively.

10.  Investment in Kaiser

     Reorganization Proceedings
     The Company and MGHI collectively own the 50,000,000  Kaiser Shares,  which represents approximately 63% of Kaiser's common stock. In 2002-2003,  Kaiser and a number of its subsidiaries  filed for  reorganization  under Chapter 11 of the
Bankruptcy  Code.  Kaiser's  plan  of  reorganization,  which  provides  for the
cancellation   of  the  equity   interests  of  current   stockholders   without
consideration  or obligation,  was confirmed by the Kaiser  Bankruptcy  Court in
February 2006. However,  Kaiser's plan of reorganization is not yet final, as it must still be approved by the U.S.  District Court before Kaiser can emerge from
Chapter  11,  and is  also  subject  to  appeal.  These  consolidated  financial statements  do not  reflect any  adjustment  related to the  deconsolidation  of
Kaiser other than  presenting the Company's  investment in Kaiser using the cost method.

     Also see "Deconsolidation of Kaiser" in Note 1.

11.  Commitments, Regulatory and Environmental Factors and Contingencies

     Commitments
     The Company leases certain facilities and equipment under operating leases.
Minimum rental  commitments  under operating leases at December 31, 2005, are as follows:

Years Ended December 31,                     (In millions)
------------------------------------------- ---------------

2006                                        $         3.3
2007                                                  2.9
2008                                                  2.0
2009                                                  0.8
2010                                                  0.8
Thereafter                                            1.9
                                            ---------------
Total minimum lease payments                $        11.7
                                            ===============

     Rental expense for operating leases was $4.2 million, $4.7 million and $4.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     The Company owns certain commercial  properties which are leased to tenants under  operating  leases.  Lease  terms  average  20 years.  Minimum  rentals on operating leases are contractually due as follows:

                             Years Ended December 31,                    (In millions)
                             ----------------------------------------------------------

                             2006...................................... $.........17.3
                             2007......................................  .........17.5
                             2008......................................  .........17.8
                             2009......................................  .........18.0
                             2010......................................  .........18.0
                             Thereafter................................  .........190.1
                                                                        ---------------
                             Total minimum rentals..................... $.........278.7
                                                                        ===============

     Regulatory and Environmental Factors

     Forest Products Operations
     Regulatory and environmental  matters and litigation have had a significant adverse effect on the Company's forest products business,  which is subject to a variety of  California  and federal  laws and  regulations,  as well as the HCP, dealing with timber harvesting practices,  threatened and endangered species and habitat for such species,  air and water quality and other  matters.  Compliance with such laws and  regulations  also plays a significant  role in the Company's
Forest Products business.

     Environmental Plans
     From March 1999 until October 2002, ScoPac prepared THPs in accordance with the SYP.  The SYP was  intended to comply  with  regulations  of the  California
Department of Forestry and Fire Protection ("CDF") requiring timber companies to demonstrate  sustained yield,  i.e. that their projected  average annual harvest for any decade  within a 100-year  planning  period  will not exceed the average annual  growth  level at the end of the  100-year  planning  period.  The forest practice  rules  allow  companies  which do not have a  sustained  yield plan to follow  alternative  procedures to document  compliance with the sustained yield
requirements.   As  discussed   below,   (see   "-Contingencies-Timber   Harvest
Litigation"),  on October  31,  2003,  the Court  hearing  the  EPIC-SYP/Permits lawsuit entered a judgment  invalidating the SYP and the incidental take permits issued by California pursuant to the HCP ("California  Permits"),  although that decision  was  reversed in December  2005.  As a result of an earlier stay order issued in this case and the trial  court's  judgment,  ScoPac from October 2002 until March 2005 obtained  review and approval of its THPs under an  alternative procedure in the California  forest practice rules known as "Option C". Option C is available to landowners  who have submitted an "Option A" plan to the CDF for review (as was done by Palco).  An approved  Option A plan is an  alternative to obtaining  approval of a sustained yield plan.  Palco's Option A plan ("Option A
Plan") was approved by the CDF in March 2005.  ScoPac is currently  relying upon its Option A Plan to obtain THP approvals,  and will likely continue to do so in the future.

     The  HCP  and  related  incidental  take  permits  issued  by  the  federal government  pursuant to the HCP ("Federal  Permits") allow incidental  "take" of certain  federally  listed species  located on the Palco  Timberlands so long as there is no  "jeopardy"  to the  continued  existence of such  species.  The HCP identifies  the measures to be  instituted in order to minimize and mitigate the anticipated  level  of  take to the  greatest  extent  practicable.  The HCP and
Federal Permits have terms of 50 years. Since the consummation of the Headwaters
Agreement  in March  1999,  there  has  been a  significant  amount  of work and
additional  costs  required  in  connection  with  the   implementation  of  the
"Environmental  Plans",  and this work and the additional  costs are expected to continue for the foreseeable future.

     Water Quality
     Laws and  regulations  dealing with water  quality are  impacting the Palco
Companies  primarily  in  four  areas:  efforts  by  the  federal  Environmental
Protection  Agency  ("EPA") and the North Coast Water Board to  establish  total maximum daily load limits  ("TMDLs") in watercourses  that have been declared to be water  quality  impaired;  actions by the North  Coast  Water Board to impose waste  discharge  reporting  requirements  in respect of watersheds on the Palco
Timberlands and in some cases,  clean-up or preventive measures;  actions by the
North Coast Water Board during the THP  approval  process  which impose  certain operational  requirements on individual THPs; and a directive of the North Coast
Water  Board to its  staff to  develop  WWDRs for the  Freshwater  and Elk River watersheds.

     Under the CWA, the EPA is required to establish TMDLs in watercourses  that have been declared to be "water  quality  impaired." The EPA and the North Coast
Water  Board  are in  the  process  of  establishing  TMDLs  for  many  northern
California rivers and certain of their tributaries,  including nine watercourses that flow  within the ScoPac  Timber  Property.  On the Palco  Timberlands,  the
relevant  contaminant  is  simple  sediment  - dust,  dirt and  gravel - that is abundant  in  watercourses  largely as a function of the area's  normally  heavy rainfall  and soil that  erodes  easily.  The  Company  expects  the  process of establishing  TMDLs to continue  into 2010. In December  1999,  the EPA issued a report dealing with TMDLs on two of the nine watercourses.  The agency indicated
that the  requirements  under the HCP would  significantly  address the sediment issues that  resulted in TMDL  requirements  for these  watercourses.  The North
Coast Water Board has begun the process of  establishing  the TMDL  requirements applicable to two other watercourses on the Palco  Timberlands,  with a targeted completion of 2007 for these two watercourses.  ScoPac's scientists are actively working with North Coast Water Board staff to ensure that these TMDLs  recognize and incorporate the environmental protection measures of the HCP. The final TMDL requirements  applicable  to the ScoPac  Timber  Property  may  require  aquatic protection  measures that are different  from or in addition to those in the HCP or that result from the prescriptions to be developed  pursuant to the watershed analysis process provided for in the HCP.

     For each of the winter  periods  since  2002,  Palco and  ScoPac  have been required to submit reports on sediment  discharges and erosion control practices to the North Coast Water Board in order to conduct winter harvesting  operations in the  Freshwater  and Elk  River  watersheds.  After  consideration  of  these reports, the North Coast Water Board imposed requirements on the Palco Companies to  implement  additional  mitigation  and erosion  control  practices  in these watersheds  for each of these winter  operating  periods.  The North Coast Water
Board has also  extended the  requirements  for certain  mitigation  and erosion control practices in three additional watersheds (Bear, Jordan and Stitz Creek).
The Palco Companies and the North Coast Water Board are currently in discussions to determine  what these measures will be. The  requirements  imposed to date by the North  Coast  Water  Board have  significantly  increased  operating  costs;
additional  requirements  imposed in the future could further increase costs and cause additional delays in THP approvals.

     The North Coast Water Board has also issued a clean up and abatement  order for the Elk River  watershed  ("Elk River Order"),  which is aimed at addressing existing  sediment  production  sites through clean up actions.  The North Coast
Water Board has also  initiated the process which could result in similar orders for the  Freshwater  and Bear Creek  watersheds,  and is  contemplating  similar actions  for the  Jordan and Stitz  Creek  watersheds.  The Elk River  Order has resulted in  increased  costs to Palco that could extend over a number of years.
Additional orders in other watersheds  (should they be issued),  may also result in further cost  increases.  Palco's  appeal of the Elk River Order to the State
Water  Resources  Control  Board  ("State  Water  Board") was denied.  Palco has appealed  the  decision  of the State  Water Board in state court , but has held such appeal in abeyance until a decision was reached by the  California  Supreme
Court on the THP No. 520 lawsuit (see " Contingencies Timber Harvest Litigation"
below). Now that the California  Supreme Court has reached a decision,  Palco is in the  process  of  considering  whether or not to pursue its appeal of the Elk
River Order.

     The  North  Coast  Water  Board in  December  2003  directed  its  staff to formulate WWDRs for the Freshwater and Elk River watersheds on the ScoPac Timber
Property.  As harvesting activities on the ScoPac Timber Property cannot readily be moved  between  watersheds  due to,  among  other  things,  historic  harvest patterns,  adjacency restrictions,  and the age classes of trees, development of
WWDRs and the other matters  described  herein are expected to result in reduced harvest  levels in the  future.  The staff of the North  Coast  Water  Board has circulated  for public review and comment draft WWDRs for the Freshwater and Elk
River watersheds. If these draft WWDRs are approved in their current form, there would  likely be a  significant  adverse  impact on current  and future  harvest levels.

     As WWDRs had not been formulated, the North Coast Water Board for some time failed to release for harvest a number of  ScoPac's  THPs that had already  been approved by the other  governmental  agencies  which approve  ScoPac's  THPs. In
February 2005, the Executive Officer of the staff of the North Coast Water Board released  sufficient THPs to allow the harvest of up to 50% of the harvest limit established by the CDF for these two watersheds ("CDF Harvest Limit").  On March
16, 2005, the North Coast Water Board ordered the enrollment of additional  THPs that would allow the harvest of up to 75% of the CDF Harvest Limit for these two watersheds. Third parties subsequently appealed this decision to the State Water
Board.  On June 16, 2005, the State Water Board heard this appeal and rendered a decision  ("State  Water  Board  Order"),  which had the  effect of  disallowing further  harvesting on the  additional  25% of the CDF Harvest Limit approved by the North Coast Water Board on March 16, 2005. The State Water Board's  decision also has the effect of disallowing  further harvesting in the Freshwater and Elk
River watersheds until WWDRs for these watersheds are adopted by the North Coast
Water Board.

     On July 14,  2005,  Palco and ScoPac  filed an action  entitled The Pacific
Lumber Company and Scotia Pacific Company LLC v. State Water  Resources  Control
Board, et al. in (No.  CV050516) in Humboldt County Superior Court ("State Water
Board  action")  appealing the State Water Board Order.  The  companies'  appeal requested  both a stay of the State  Water  Board  Order  and a writ of  mandate seeking  reversal of the State Water Board Order.  Following a December 8, 2005,
hearing on the  companies'  requests,  the state court  denied the request for a stay,  but granted a hearing on the request for a writ of mandate.  A hearing on the writ of mandate was held on February 6, 2006 and Palco and ScoPac  await the court's decision.

     On September 2, 2005, the North Coast Water Board set hearings on the draft
WWDRs for  September  14 and 15, 2005.  On  September 9, 2005,  Palco and ScoPac
filed a petition in California  state court seeking an order  mandating that the
North Coast Water Board not take any further action on the proposed  WWDRs.  The petition alleged defects in the proposed WWDRs and the North Coast Water Board's hearing  procedures.  Palco and ScoPac  requested a  preliminary  injunction  to prevent the North Coast Water Board from taking any further  action  until their petition is heard.  The Court  denied the  preliminary  injunctions  following a hearing on November 9, 2005,  and Palco and ScoPac  subsequently  dismissed  the case.

     On February 17, 2006, the North Coast Water Board held a status  conference to  determine  a  timetable  for  consideration  and  approval  of  WWDRs in the
Freshwater and Elk River  watersheds.  Although a formal  timetable has not been published,  it appears  likely  that WWDRs in these two  watersheds  will not be approved  before May 2006;  such a timetable  would further  reduce 2006 harvest levels.

     Effective  January 1, 2004,  California  Senate Bill 810 provides  regional water quality control boards with additional  authority  related to the approval of THPs on land within  impaired  watersheds.  The Company is  uncertain  of the operational and financial  effects which will ultimately result from Senate Bill
810;  however,  because  substantially  all rivers and waterbodies on the ScoPac
Timber Property are classified as sediment-impaired,  implementation of this law could result in additional delays in obtaining  approvals of THPs, lower harvest levels and  increased  costs and  additional  protection  measures  beyond those contained in the HCP. Also see the  description of the THP No. 520 lawsuit under
" Contingencies Timber Harvest Litigation" below.

     Contingencies

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

     Timber Harvest Litigation
     A California  state court had  invalidated  the SYP in connection  with two lawsuits filed against Palco,  as described  below,  which decision was appealed and was reversed  December 12, 2005. Other pending  judicial and  administrative proceedings,  as described  below,  could affect Palco's and ScoPac's ability to implement  the  HCP,  implement  certain  approved  THPs,  or  carry  out  other operations.

     In March 1999,  an action  entitled  Environmental  Protection  Information
Association,   Sierra  Club  v.  California  Department  of  Forestry  and  Fire
Protection,  California Department of Fish and Game, The Pacific Lumber Company,
Scotia Pacific Company LLC, Salmon Creek Corporation,  et al. ("EPIC-SYP/Permits
lawsuit")  was filed in  Superior  Court in  Humboldt  County,  California  (No.
CV-990445).  This action alleged,  among other things, various violations of the
California Endangered Species Act and the California  Environmental Quality Act,
and challenged, among other things, the validity and legality of the SYP and the
California Permits and sought, among other things, to prevent  implementation of
THPs approved in reliance upon these documents. In March 1999, a similar action, entitled  United  Steelworkers  of America,  AFL-CIO,  CLC, and Donald Kegley v.
California  Department  of Forestry  and Fire  Protection,  The  Pacific  Lumber
Company,  Scotia  Pacific  Company  LLC  and  Salmon  Creek  Corporation  ("USWA
lawsuit"),   was  filed  in  Humboldt  County  Superior  Court  (No.  CV-990452)
challenging the validity and legality of the SYP. The  EPIC-SYP/Permits and USWA lawsuits were consolidated for trial.

     Following  the  trial,  the  Court  in  October  2003  entered  a  judgment invalidating  the SYP and the  California  Permits and in September 2004 granted the  plaintiffs'  request for  reimbursement  of an aggregate of $5.8 million in attorneys'  fees and  other  expenses.  The  Palco  Companies  and the  State of
California  appealed both  decisions.  In December  2005,  the  appellate  court reversed the trial  court's  decision  invalidating  the SYP, and on January 11,
2006,  the  appellate  court  denied  plaintiffs'  petition for  rehearing.  The plaintiffs  have  appealed  the  appellate  court's  decision to the  California
Supreme  Court,  which has not yet indicated  whether it will review the matter.
The defendants'  appeal of the trial court's award of attorneys fee and expenses is still pending at the appellate court.

     In July  2001,  an action  entitled  Environmental  Protection  Information
Association v. Pacific Lumber,  Scotia Pacific Company LLC (No.  C01-2821)("Bear
Creek lawsuit") was filed in the U.S.  District Court for the Northern  District of  California,  and later  amended to add the EPA as a  defendant.  The lawsuit alleges that harvesting and other forestry  activities under certain of ScoPac's approved  THPs will result in  discharges of pollutants in violation of the CWA.
The  plaintiff  asserts that the CWA requires the  defendants to obtain a permit from the North Coast Water Board before  beginning  timber  harvesting  and road construction  activities  and is seeking to enjoin these  activities  until such permit has been  obtained.  The  plaintiff  also seeks civil  penalties of up to
$27,500 per day for the alleged continued violation of the CWA. In October 2003, the Court upheld the validity of an EPA regulation  that exempts  harvesting and other forestry  activities from certain discharge  requirements.  Both state and federal agencies, along with Palco and other timber companies,  have relied upon this  regulation  for more than 25 years.  However,  the Court  interpreted  the regulation in such a way as to narrow the forestry operations that are exempted, thereby  limiting the  regulation's  applicability  and subjecting  culverts and ditches to permit requirements.  This ruling has widespread implications for the timber industry in the United States. The case is not yet final as the trial has not yet been held, and there are many unresolved issues involving interpretation of the Court's  decision and its application to actual  operations.  The Company has  filed a motion  for  summary  judgment  on the  ground  that it has met the requirements  for a storm  water  pollution  prevention  permit  under a general permit issued by the State of California.  The plaintiff has also filed a motion for summary  judgment  seeking to establish  Palco's  liability for  discharging storm water without a permit.  A hearing on the two summary judgment motions was held on March 6, 2006 and the parties are awaiting a decision.

     Should the Court's  October 2003  decision  ultimately  become final and be held to apply to all of the timber  operations of Palco and ScoPac,  it may have
some  or  all  of  the  following  effects:   imposing   additional   permitting
requirements,  delaying  approvals of THPs,  increasing  harvesting  costs,  and adding water protection  measures beyond those contained in the HCP. The Company believes that civil penalties should not be awarded for operations that occurred prior to the Court's decision due to the historical reliance by timber companies on the  regulation and Palco's  belief that the  requirements  under the HCP are adequate to ensure that sediment and pollutants  from  harvesting  activities on the ScoPac  Timber  Property will not reach levels  harmful to the  environment.
While the impact of a  conclusion  to this case that  upholds the  October  2003 ruling may be adverse,  the Company does not believe that such an outcome should
have  a  material  adverse  impact  on  the  Company's   consolidated  financial
condition, results of operations or liquidity. Nevertheless, due to the numerous ways in which the Court's  interpretation  of the regulation could be applied to actual operations, there can be no assurance that this will be the case.

     On November 20, 2002,  two similar  actions  entitled  Alan Cook, et al. v.
Gary Clark,  et al. ("Cook action") and Steve Cave, et al. v. Gary Clark, et al.
("Cave action") were filed in Humboldt County Superior Court (No.'s DR020718 and
DR020719,  respectively),  which  also name  Palco  and  certain  affiliates  as defendants.  The Cook action  alleges,  among  other  things,  that  defendants'
logging  practices have  contributed to an increase in flooding along Freshwater
Creek (which runs through the Palco  Timberlands),  resulting in personal injury and damage to the  plaintiffs'  properties.  Plaintiffs  further  allege that in order to have THPs approved in the affected  areas,  the  defendants  engaged in certain unfair  business  practices.  The plaintiffs  seek,  among other things, compensatory  and exemplary  damages,  injunctive  relief,  and appointment of a receiver to ensure that the  watershed  is  restored.  The Cave action  contains similar  allegations  and requests  similar relief with respect to the Elk River watershed (a portion of which is contained on the Palco Timberlands). On October
13, 2005, an action  entitled  Edyth Johnson,  et al. v. Charles E. Hurwitz,  an individual;  MAXXAM Inc.,  et al. (No.  DR040720)  was filed in Humboldt  County
Superior Court ("Johnson action") and contains  allegations  similar to the Cave and Cook actions.  The Company does not believe the  resolution of these actions should  result  in a  material  adverse  effect  on its  consolidated  financial condition, results of operations or liquidity.

     On February 25,  2003,  the  District  Attorney of Humboldt  County filed a civil suit entitled The People of the State of California v. The Pacific  Lumber
Company,  Scotia  Pacific  Holding  Company and Salmon Creek  Corporation in the
Humboldt County Superior Court (No. DR030070)  ("Humboldt DA action").  The suit was filed under  California's  unfair competition law and alleges that the Palco
Companies used certain unfair  business  practices in connection with completion of  the  Headwaters  Agreement,  and  that  this  resulted  in  the  harvest  of significantly  more  trees than would  have  otherwise  been the case.  The suit sought a variety  of  remedies  including  a civil  penalty  of $2,500  for each additional tree that has been or will be harvested due to this alleged  increase in  harvest,  as  well  as  restitution  and an  injunction  in  respect  of the additional  timber harvesting  allegedly being conducted.  On June 14, 2005, the
Court dismissed this matter in its entirety. On September 19, 2005, the District
Attorney  appealed  this  decision,  however,  the  Company  believes  that  the dismissal  ruling  has  substantially  diminished  the  exposure  of  the  Palco
Companies with respect to this matter.

     On  November  2,  2004,  an  action   entitled   Environmental   Protection
Information Center v. U.S. Fish & Wildlife Service,  NOAA Fisheries,  et al.
(No. C04-4647) was filed in the U.S. District Court for the Northern District of
California  ("EPIC-USFWS/NOAA  lawsuit").  This lawsuit alleges that two federal
agencies  have  violated  certain  federal  laws  and  related   regulations  in
connection  with their oversight of the HCP and Federal  Permits.  The plaintiff also alleges that the Federal Permit for the northern spotted owl was unlawfully issued and asserts several claims,  including that the Palco Companies  violated
California's  unfair  competition  law by using  false  advertising  and  making misleading  environmental  claims.  The  plaintiff  seeks a variety of  remedies including  requiring  additional  actions by the federal agencies and precluding them from authorizing take of the northern spotted owl, an injunction  requiring the Palco Companies to cease certain  alleged  unlawful  activities,  as well as restitution and remediation by the Palco Companies.  On April 22, 2005, pursuant to motions to dismiss filed by the Palco  Companies and the federal  defendants, the Court dismissed several of the claims,  significantly  reducing the scope of the case. On February 6, 2006,  plaintiffs  voluntarily  dismissed the remaining claims.

     On August 8, 2005, an action  entitled  Center for Biological  Diversity v.
California  Department  of Fish and Game,  et al. (No.  05CS01166)  was filed in
Sacramento  County Superior Court against the California  Department of Fish and
Game ("CDFG") and the Palco  Companies  seeking to overturn and prevent CDFG and the Palco  Companies  from taking any action to  implement  or rely upon certain
CDFG  "Consistency  Determinations"  issued in February 2005.  Following various court  proceedings,  this case was  voluntarily  dismissed  by the  plaintiff in
January 2006.

     On November  16,  2001,  Palco  filed a case  entitled  The Pacific  Lumber
Company, et al. v. California State Water Resources Control Board (No. DR010860)
in Humboldt  County  Superior  Court ("THP No. 520  lawsuit")  alleging that the
State Water Board had no legal authority to impose mitigation measures that were requested  by the staff of the North  Coast  Water  Board  during the THP review process and  rejected by the CDF prior to approving  the THP.  When the staff of the North Coast Water Board  attempted  to impose these  mitigation  measures in spite of the CDF's  decision,  Palco  appealed to the State Water  Board,  which imposed certain of the requested  mitigation measures and rejected others. Palco filed the THP No. 520 lawsuit challenging the State Water Board's decision,  and in January  2003,  the  Superior  Court  granted  Palco's  request  for an order invalidating the imposition of these additional measures.  The State Water Board appealed this decision,  and on March 18, 2004, the appellate court reversed the decision of the Superior  Court.  Palco  appealed the decision of the  appellate court to the  California  Supreme  Court.  On January 30, 2006,  the  California
Supreme  Court  issued a  decision  denying  Palco's  appeal and  upholding  the appellate  court  decision.  The  adverse  outcome  of the THP No.  520  lawsuit confirms the authority the regional and state water boards and their staffs have been exercising over  harvesting from the ScoPac Timber  Property,  resulting in controls and limitations beyond those provided for by the Environmental Plans.

     In  December  2005,  Palco  and  ScoPac  filed a claim  ("Claim")  with the
California  Victim  Compensation  and Government  Claims Board ("Claims  Board")
against  the North  Coast  Water  Board,  the State Water Board and the State of
California  (Claim No.  G558159).  The Claim  alleges that the  defendants  have substantially  impaired  the  contractual  and legal  rights of Palco and ScoPac under the  Headwaters  Agreement  and the related  permits,  authorizations  and approvals. The Claim also alleges that the actions of the defendants have caused the companies  substantial  damages,  but does not specify an amount.  While the
Claims Board has indicated  that it is  investigating  the matter,  it failed to approve or deny the claim by the statutory  deadline.  As a result, the Claim is by  operation  of law  treated as having been  denied,  and Palco may now file a claim for damages in California  state court.  Palco and ScoPac are  considering how best to proceed with respect to this matter.

     OTS Contingency and Related Matters
     On December 26, 1995, the United States  Department of Treasury's Office of
Thrift Supervision  ("OTS") initiated a formal  administrative  proceeding ("OTS action") against the Company and others alleging, among other things, misconduct
by  the   Company  and  certain  of  its   affiliated   persons   (collectively,
"Respondents")  and  others  with  respect  to the  failure  of  United  Savings
Association  of Texas  ("USAT").  The OTS sought  damages  ranging  from  $326.6 million  to  $821.3  million  under  various  theories.  Following  110  days of proceedings  before an administrative  law judge during 1997-1999,  and over two years of post-trial  briefing,  on September 12, 2001,  the  administrative  law judge issued a recommended  decision in favor of the  Respondents  on each claim made by the OTS.  On October  17,  2002,  the OTS action  was  settled  for $0.2 million with no admission of wrongdoing on the part of the Respondents.

     As a result of the  dismissal of the OTS action,  a related  civil  action, alleging  damages in excess of $250 million,  was subsequently  dismissed.  This action, entitled Federal Deposit Insurance Corporation,  as manager of the FSLIC
Resolution Fund v. Charles E. Hurwitz ("FDIC  action"),  was originally filed by the Federal Deposit  Insurance  Corporation  ("FDIC") in August 1995 against Mr.
Charles E. Hurwitz (Chairman and Chief Executive Officer of the Company).

     On May 31, 2000, the Respondents filed a counterclaim to the FDIC action in the U.S. District Court in Houston,  Texas (No. H95-3956).  On November 8, 2002,
the  Respondents  filed  an  amended  counterclaim  and an  amended  motion  for sanctions  (collectively,  the "Sanctions Motion").  The Sanctions Motion states that  the  FDIC  illegally  paid the OTS to bring  the OTS  action  against  the
Respondents  and that the FDIC illegally  sued for an improper  purpose (i.e. in order  to  acquire  timberlands  held  by a  subsidiary  of  the  Company).  The
Respondents  are seeking as a sanction to be made whole for the attorneys'  fees they have paid (plus interest) in connection  with the OTS and FDIC actions.  As of December 31, 2005,  such fees were in excess of $40.6 million.  On August 23,
2005, a U.S. District Court ruled on the Sanctions Motion,  ordering the FDIC to pay the  Respondents  $72.3  million.  The FDIC has appealed the District  Court decision to the U.S.  Fifth Circuit Court of Appeals.  The U.S.  District  Court
award has not been accrued as of December  31,  2005.  There can be no assurance that the Company will ultimately collect this award.

     On January 16, 2001,  an action was filed  against the  Company,  Federated
Development Company (the predecessor of a principal  shareholder of the Company;
"Federated")  and certain of the  Company's  directors  in the Court of Delaware
Chancery Court entitled Alan Russell Kahn v. Federated  Development  Co., MAXXAM
Inc., et al., Civil Action 18623NC ("Kahn lawsuit").  The plaintiff  purports to bring this action as a stockholder of the Company  derivatively on behalf of the
Company.  The  lawsuit  concerns  the OTS and FDIC  actions,  and the  Company's advancement  of fees and  expenses  on behalf of  Federated  and  certain of the
Company's  directors  in  connection  with these  actions.  It alleges  that the defendants have breached their fiduciary duties to the Company,  and have wasted corporate  assets, by allowing the Company to bear all of the costs and expenses of Federated and certain of the Company's  directors related to the OTS and FDIC actions.  The plaintiff seeks to require  Federated and certain of the Company's directors  to reimburse  the Company for all costs and expenses  incurred by the
Company in connection  with the OTS and FDIC actions,  and to enjoin the Company from  advancing to Federated or certain of the  Company's  directors any further funds for costs or expenses  associated  with these actions.  The parties to the
Kahn  lawsuit  have  agreed  to  an  indefinite  extension  of  the  defendants'
obligations to respond to the plaintiffs'  claims.  Although it is impossible to assess the ultimate  outcome of the Kahn lawsuit,  the Company believes that the resolution of this matter should not result in a material  adverse effect on its consolidated financial condition, results of operations or liquidity.

     Other Matters
     On  September  2,  2004,  the  Company  was  advised  that  the New  Jersey
Department of Environmental  Protection ("NJDEP") alleged that one of its former subsidiaries  is a successor to a company that  manufactured  munitions  for the
U.S. Navy during World War II. The owner of the  underlying  property,  which is located in Cranbury,  New Jersey,  was seeking the  Company's  participation  in
efforts  to  address   contamination  of  the  site  which  resulted  from  such
operations.  In January 2005, MGI and the owner of the property  entered into an
Administrative  Consent Order with the NJDEP  providing for, among other things, cleanup of the facility. In April 2005, MGI filed a Complaint against the United
States of  America,  the U.S.  Navy,  and the U.S.  Army for cost  recovery  and contribution;  the defendants  subsequently  denied all of the claims.  In early
2006,  the  property was sold to a new owner.  MGI has recently  entered into an amendment to the Administrative Consent Order substituting the new owner for the original  property  owner.  MGI has  also  reached  an  agreement  with  several potentially  responsible  parties  regarding  cleanup at the site,  the terms of which the Company  believes will not result in a material  adverse effect on the
Company's consolidated  financial position,  results of operations or liquidity.
MGI retained its cause of action against the government parties noted above.

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

12.  Stockholders' Deficit

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

     Stock Option Plans
     In 2002,  the Company  adopted the MAXXAM 2002 Omnibus  Employee  Incentive
Plan ("2002  Omnibus  Plan").  Up to 700,000  shares of Common  Stock and 70,000 shares of Class A Preferred  Stock were reserved for awards pursuant to the 2002
Omnibus Plan, of which 142,354 and 70,000 shares,  respectively,  were available to be awarded at December  31, 2005.  The 2002 Omnibus Plan  replaced the MAXXAM
1994 Omnibus Plan ("1994 Omnibus Plan").  Any shares which were not then already the subject of grants under the 1994 Omnibus Plan are no longer  available to be awarded.

     The options  (or  rights,  as  applicable)  granted in 2005,  2004 and 2003 generally vest at the rate of 20% per year  commencing one year from the date of grant.  The following  table  summarizes the options or rights  outstanding  and exercisable  relating to the Company's stock option plans.  The prices shown are the weighted  average  price per share for the  respective  number of underlying shares.

                                           2005                        2004                        2003
                                --------------------------- --------------------------------------------------------
                                   Shares        Price         Shares         Price        Shares         Price
                                ------------- ------------- ------------- ------------------------------------------

Outstanding at beginning of
year                             1,162,498    $   24.81       1,145,390     $   24.16         992,650     $ 25.58
Granted                             95,900        33.20         111,400         33.00         176,240       19.72
Exercised                          (90,368)       15.08         (10,110)        15.76               -           -
Expired or forfeited               (29,324)       39.14         (84,182)        27.85         (23,500)      51.12
                                -------------               -------------               --------------
Outstanding at end of year       1,138,706        25.92       1,162,498         24.81       1,145,390       24.16
                                =============               =============               ==============
Exercisable at end of year         726,954    $  27.32          666,118     $   28.73         570,890     $ 31.74
                                =============               =============               ==============

     The following table summarizes  information about stock options outstanding as of December 31, 2005:

                                   Weighted Average
   Range of                            Remaining           Weighted Average       Options        Weighted Average
Exercise Prices       Shares       Contractual Life         Exercise Price       Exercisable      Exercise Price
----------------   -------------   ------------------     -----------------     -----------    -------------------

 $9.40-$15.88         301,070            6.19            $   11.90                218,670         $   12.84
$16.38-$19.72         381,636            6.77                18.75                236,104             18.45
$28.65-$45.50         317,000            7.00                36.70                133,180             41.67
$46.80-$56.00         139,000            1.93                51.40                139,000             51.40
                   -----------                                                  -----------
                    1,138,706            6.09                25.92                726,954             27.32
                   ===========                                                  ===========

     In addition to the options reflected in the table above,  256,808 shares of restricted  Common Stock  granted  under the 1994 Omnibus Plan are  outstanding.
These shares are subject to certain restrictions that lapse in 2014.

     Concurrent  with the adoption of the 1994 Omnibus Plan, the Company adopted the MAXXAM 1994 Non-Employee  Director Plan ("1994 Director Plan"). Up to 35,000
shares of Common Stock are reserved  for awards  under the 1994  Director  Plan.
Options  were  granted to  non-employee  directors  to purchase  2,400 shares of common stock in 2005, 2004 and 2003, respectively. The weighted average exercise prices of these options are $22.58,  $24.90 and $12.15 per share,  respectively, based on the quoted  market price at the date of grant.  The options vest at the rate of 25% per year commencing one year from the date of grant. At December 31,
2005,  options  for  20,600  shares  were  outstanding,  14,600  of  which  were exercisable.

     Rights
     On December  15, 1999,  the Board of  Directors  of the Company  declared a dividend to its  stockholders  consisting  of (i) one Series A  Preferred  Stock
Purchase  Right ("Series A Right") for each  outstanding  share of the Company's
Class A Preferred  Stock and (ii) one Series B Preferred  Stock  Purchase  Right
("Series B Right") for each outstanding  share of the Common Stock. The Series A
Rights  and the  Series B Rights  are  collectively  referred  to  herein as the
"Rights".  The Rights are exercisable only if a person or group of affiliated or associated persons (an "Acquiring Person") acquires beneficial ownership, or the right to acquire  beneficial  ownership,  of 15% or more of the Company's Common
Stock, or announces a tender offer that would result in beneficial  ownership of
15% or more of the outstanding  Common Stock.  Any person or group of affiliated or associated  persons who, as of December 15, 1999, was the beneficial owner of at  least  15% of the  outstanding  Common  Stock  will not be  deemed  to be an
Acquiring  Person unless such person or group acquires  beneficial  ownership of additional shares of Common Stock (subject to certain exceptions). Each Series A
Right,  when  exercisable,  entitles the registered  holder to purchase from the
Company  one share of Class A Preferred  Stock at an exercise  price of $165.00.
Each  Series B Right,  when  exercisable,  entitles  the  registered  holder  to purchase  from the Company one  one-hundredth  of a share of the  Company's  new
Class B Junior  Participating  Preferred  Stock,  with a par  value of $0.50 per
share  ("Junior  Preferred  Stock"),   at  an  exercise  price  of  $165.00  per
one-hundredth of a share. The Junior Preferred Stock has a variety of rights and preferences,  including a liquidation preference of $75.00 per share and voting, dividend and  distribution  rights which make each  one-hundredth  of a share of
Junior Preferred Stock equivalent to one share of Common Stock.

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

     Shares Reserved for Issuance
     At December 31, 2005, the Company had 2,858,327  shares of Common Stock and
115,000  shares of Class A Preferred  Stock  reserved  for future  issuances  in connection with various  options,  convertible  securities and other rights,  as described above.

     Voting Control
     As of  December  31,  2005,  Mr.  Charles  E.  Hurwitz  beneficially  owned
(exclusive of securities acquirable upon exercise of stock options but inclusive of securities as to which Mr. Hurwitz disclaims  beneficial  ownership) directly and through various entities (principally Gilda Investments, LLC, a wholly owned subsidiary  of Giddeon  Holdings,  Inc.) an aggregate of 99.2% of the  Company's
Class A Preferred  Stock and 47.9% of the Company's  Common Stock  (resulting in combined voting control of approximately  75.0% of the Company).  Mr. Hurwitz is the  Chairman  of the Board and  Chief  Executive  Officer  of the  Company  and
President  and Director of Giddeon  Holdings,  Inc.  Giddeon  Holdings,  Inc. is
wholly owned by Mr. Hurwitz,  members of his immediate family and trusts for the benefit thereof.

13.  Significant Acquisitions and Dispositions

     Timberland Transactions
     In November 2003, Palco and ScoPac sold 681 acres of timberlands  within an area known as the Grizzly  Creek grove.  Palco  received  $10.0 million in cash, while ScoPac  received  $8.2 million in cash.  The Company  recognized a gain of
$16.8 million in 2003 related to this sale.

     Real Estate Transactions
     During  2005,  the  Company  realized  substantial  revenues  from sales of properties at its Mirada development. Sales at Mirada were $57.0 million in 2005 as compared to $16.2 million in 2004.

     Additionally,  the Company  during 2005 sold 78 lots at its Fountain  Hills development.  Sales at Fountain  Hills were $48.3 million in 2005 as compared to
$19.4 million in 2004.

     At the Company's  Palmas  development,  there were two transactions in 2005 that generated revenues aggregating $32.4 million.

14.  Supplemental Cash Flow and Other Information

                                                                                     Years Ended December 31,
                                                                                ------------------------------------
                                                                                   2005        2004        2003
                                                                                ----------- ----------- ------------
                                                                                           (In millions)
                                                                                ------------------------------------
Supplemental information on non-cash investing and financing activities:
  Transfer of marketable debt securities from hel$-to-maturit$ to availab$e-for-sale   -            -        14.4
  Repurchases of debt using restricted cash and marketable securities                  -         10.9         5.4

Supplemental disclosure of cash flow information:
  Interest paid, net of capitalized interest                                      $ 73.5      $  72.7      $ 75.0
  Income taxes paid, net                                                             0.3          0.4         0.4

15.  Quarterly Financial Information (Unaudited)

     Summary  quarterly  financial  information for the years ended December 31,
2005 and 2004 is as follows (in millions, except share information):

                                                                              Three Months Ended
                                                          ----------------------------------------------------------
                                                            March 31      June 30      September 30    December 31
                                                          ------------ -------------- ------------------------------
2005:
Net sales                                                    $ 83.0       $ 87.2         $ 105.8        $ 130.4
Operating income                                                2.8          6.5            19.7           26.5
Income (loss) before income taxes                             (14.2)        (9.6)            4.3           15.4
Net income (loss)                                             (14.2)        (9.6)            4.3           15.5
  Basic earnings (loss) per common and
    common equivalent share                                  $(2.38)      $(1.60)        $  0.72        $  2.60
                                                          ============ ============== ============= =================
  Diluted earnings (loss) per common and common
    stock equivalent share                                   $(2.38)      $(1.60)        $  0.62        $  2.22
                                                          ============ ============== ============= =================

2004:
Net sales                                                    $ 68.9       $ 92.5         $  81.5        $ 104.6
Operating income (loss)                                        (6.6)         9.1            (1.5)          13.3
Loss before income taxes                                      (20.3)        (5.3)          (20.1)         (1.2)
Net loss                                                      (20.3)        (5.3)          (20.2)         (0.8)
Basic and diluted loss per common and common
    equivalent share                                         $(3.40)      $(0.89)        $ (3.37)       $(0.13)
                                                          ============ ============== ==============================

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

     As of the end of the period covered by this report,  our management carried out an evaluation, under the supervision and with the participation of our Chief
Executive  Officer and Chief  Financial  Officer,  of the  effectiveness  of the design and operation of the Company's disclosure controls and procedures.  Based on the  evaluation,  our management,  including our Chief Executive  Officer and
Chief Financial Officer,  concluded that the Company's  disclosure  controls and procedures were effective as of December 31, 2005.

Changes in Internal Control over Financial Reporting

     Since  September  30,  2005,  there have been no  changes in the  Company's internal  controls over  financial  reporting  that  materially  affected or are reasonably  likely to materially  affect the internal  controls  over  financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

     Our management is responsible for  establishing  and  maintaining  adequate internal  control over  financial  reporting.  Internal  control over  financial reporting is a process designed to provide  reasonable  assurance  regarding the reliability of financial  reporting and the preparation of financial  statements
for  external  purposes  in  accordance  with  generally   accepted   accounting
principles and includes those policies and procedures that:
     (1)  Pertain  to the  maintenance  of  records  that in  reasonable  detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;
     (2)  Provide  reasonable   assurance  that  transactions  are  recorded  as
          necessary to permit preparation of financial  statements in accordance with generally accepted accounting  principles,  and that receipts and expenditures  of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and
     (3)  Provide reasonable  assurance regarding prevention or timely detection of unauthorized  acquisition,  use or disposition of the  registrant's assets that could have a material effect on the financial statements.

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

     As of the end of the period covered by this report,  our management carried out an evaluation, under the supervision and with the participation of our Chief
Executive  Officer and Chief  Financial  Officer,  of the  effectiveness  of the design and operation of the Company's  disclosure controls and procedures.  This evaluation was based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring  Organizations of the Treadway Commission.
Based on the evaluation,  our management,  including our Chief Executive Officer and Chief Financial Officer,  concluded that the Company's internal control over financial reporting was effective as of December 31, 2005.

Dated:  March 14, 2006

Attestation Report of the Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MAXXAM Inc.
Houston, Texas

     We have  audited  management's  assessment,  included  in the  accompanying
Annual Report on Internal  Controls over Financial  Reporting,  that MAXXAM Inc.
and  subsidiaries   ("Company")   maintained  effective  internal  control  over
financial  reporting as of December 31, 2005,  based on criteria  established in
Internal  Control-Integrated  Framework  issued by the  Committee of  Sponsoring
Organizations  of  the  Treadway   Commission.   The  Company's   management  is
responsible for maintaining  effective internal control over financial reporting and for its assessment of the  effectiveness  of internal control over financial
reporting.   Our  responsibility  is  to  express  an  opinion  on  management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted  our audit in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain  reasonable  assurance  about whether  effective internal  control  over  financial  reporting  was  maintained  in all  material respects. Our audit included obtaining an understanding of internal control over financial reporting,  evaluating management's assessment, testing and evaluating the design and operating  effectiveness of internal control, and performing such other  procedures as we considered  necessary in the  circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial  reporting is a process designed by, or under the  supervision  of, the company's  principal  executive and principal financial officers, or persons performing similar functions, and effected by the company's  board of  directors,  management,  and  other  personnel  to  provide reasonable  assurance  regarding the reliability of financial  reporting and the preparation  of financial  statements for external  purposes in accordance  with generally  accepted  accounting  principles.  A company's  internal control over financial  reporting  includes those policies and procedures that (1) pertain to the  maintenance  of records that, in reasonable  detail,  accurately and fairly reflect  the  transactions  involving,  and  dispositions  of, the assets of the company;  (2) provide  reasonable  assurance that  transactions  are recorded as necessary to permit  preparation  of financial  statements  in  accordance  with generally accepted accounting principles,  and that receipts and expenditures of the company are being made only in accordance with  authorizations of management and directors of the company;  and (3) provide  reasonable  assurance  regarding prevention or timely detection of unauthorized acquisition,  use, or disposition of the  company's  assets  that could have a  material  effect on the  financial statements.

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

In our opinion,  management's  assessment that the Company maintained  effective internal  control over  financial  reporting as of December 31, 2005,  is fairly stated, in all material respects,  based on the criteria established in Internal
Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material  respects,  effective  internal control over financial  reporting as of
December   31,   2005,   based  on  the   criteria   established   in   Internal
Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also  audited,  in accordance  with the standards of the Public  Company
Accounting  Oversight Board (United States),  the consolidated balance sheets of the Company as of  December  31,  2005 and 2004,  and the  related  consolidated statements of operations,  cash flows, and stockholders' deficit for each of the three years in the period ended  December 31, 2005. Our audits also included the financial statement  schedules listed in the Index at Item 15(a)(2).  Our report dated  March 14,  2006  expressed  an  unqualified  opinion  on those  financial statements and financial  statement  schedules based on our audit and the report of other auditors and included an explanatory paragraph regarding the ability of
MAXXAM  Inc.  and  subsidiaries  to  realize  their  timber  related  assets and discharge their timber related  liabilities in the normal course of business and to continue as a going concern.

                                                       DELOITTE & TOUCHE LLP
Houston, Texas
March 14, 2006

ITEM 9B. OTHER INFORMATION

     Not applicable.

                                 PART III

     Certain information  required under Part III (Items 10 through 14) has been omitted from this Report since the Company  intends to file with the  Securities and Exchange  Commission,  not later than 120 days after the close of its fiscal year, a definitive  proxy  statement  pursuant to Regulation 14A relating to the election of directors.

                                 PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
                                                                            Page
(a)   Index to Financial Statements

      1. Financial Statements (included under Item 8):
         Report of Independent Registered Public Accounting Firm..............
         Consolidated Balance Sheets at December 31, 2005 and 2004............
         Consolidated Statements of Operations for the Years Ended December 31, 2005,
             2004 and 2003....................................................
         Consolidated Statements of Cash Flows for the Years Ended December 31, 2005,
             2004 and 2003....................................................
         Consolidated Statements of Stockholders' Deficit for the Years Ended
             December 31, 2005, 2004 and 2003.................................
         Notes to Consolidated Financial Statements....................................

      2. Financial Statement Schedules:

         Schedule I - Condensed Financial Information of Registrant at
             December 31, 2005 and 2004 and for the Years Ended December 31,
             2005, 2004 and 2003..............................................

         All other schedules are not applicable or the required information is included in the Consolidated Financial Statements or the Notes
             thereto.

(b)  Exhibits

     Reference is made to the Index of Exhibits at the end of this Report, which index is incorporated herein by reference.

             SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                MAXXAM INC.

                       BALANCE SHEETS (Unconsolidated)
             (In millions of dollars, except share information)

                                                                                                December 31,
                                                                                        ----------------------------
                                                                                             2005          2004
                                                                                        -------------- -------------
Assets
Current assets:
  Cash and cash equivalents                                                              $  45.2         $  8.7
  Marketable securities and other investments                                              105.7          100.9
  Other current assets                                                                       6.1            7.0
                                                                                        -------------- -------------
    Total current assets                                                                   157.0          116.6
Deferred income taxes                                                                       57.9           58.4
Other assets                                                                                 1.1            0.4
                                                                                        -------------- -------------
                                                                                         $ 216.0         $175.4
                                                                                        ============== =============

Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable and other accrued liabilities                                         $   8.7         $  4.7
                                                                                        -------------- -------------
    Total current liabilities                                                                8.7            4.7
Payables to subsidiaries, net of receivables and loans                                     209.3          190.9
Losses recognized in excess of investment in Kaiser                                        516.2          516.2
Losses recognized in excess of investments in subsidiaries                                 108.5           87.1
Other noncurrent liabilities                                                                34.6           33.6
                                                                                        -------------- -------------
    Total liabilities                                                                      877.3          832.5
                                                                                        -------------- -------------

Stockholders' deficit:
  Preferred stock, $0.50 par value; $0.75 liquidation preference; 2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible
    Preferred Stock;668,964 and 669,019 shares issued, respectively; 668,119 and
    668,174 shares outstanding, respectively                                                 0.3            0.3
  Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359
    shares issued; 5,967,942 and 5,976,487 shares outstanding, respectively                  5.0            5.0
  Additional capital                                                                       225.3          225.3
  Accumulated deficit                                                                     (670.4)       (666.4)
  Accumulated other comprehensive loss                                                     (96.6)        (96.6)
  Treasury stock, at cost (shares held: preferred - 845; common - 4,095,417 and
    4,086,872, respectively)                                                              (124.9)       (124.7)
                                                                                        -------------- -------------
    Total stockholders' deficit                                                           (661.3)       (657.1)
                                                                                        -------------- -------------
                                                                                        $  216.0   $     175.4
                                                                                        ============== =============

   See notes to consolidated financial statements and accompanying notes.

  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                           MAXXAM INC.

                STATEMENTS OF OPERATIONS (Unconsolidated)
                      (In millions of dollars)

                                                                                     Years Ended December 31,
                                                                              --------------------------------------
                                                                                  2005        2004         2003
                                                                              ---------- -------------- -------------
Investment, interest and other income, net                                    $  7.8     $   3.7        $  13.4
Intercompany interest expense, net                                             (13.8)       (9.9)         (16.1)
Interest expense                                                                (0.2)       (0.1)             -
General and administrative expenses                                            (15.0)      (16.0)          (8.4)
Equity in losses of subsidiaries                                                 2.7       (28.9)          (8.9)
                                                                              ---------- -------------- -------------
Loss before benefit in lieu of income taxes                                    (18.5)      (51.2)         (20.0)
Benefit in lieu of income taxes                                                 14.5         4.6            8.4
                                                                              ---------- -------------- -------------
Net loss                                                                      $ (4.0)    $ (46.6)       $ (11.6)
                                                                              ========== ============== =============

       See notes to consolidated financial statements and accompanying notes.

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                              MAXXAM INC.

                STATEMENTS OF CASH FLOWS (Unconsolidated)
                       (In millions of dollars)

                                                                                    Years Ended December 31,
                                                                            ----------------------------------------
                                                                                2005          2004         2003
                                                                            ------------- ------------ -------------
Cash flows from operating activities:
  Net loss                                                                  $   (4.0)      $ (46.6)    $  (11.6)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Equity in losses of subsidiaries                                            (2.7)         28.9          8.9
    Non-cash stock-based compensation expense                                    3.7           6.1          0.8
    Net (gains) losses on marketable securities and other investments           (6.6)          2.2         (5.2)
    Decrease in receivables, prepaids and other assets                           0.8           0.7         10.9
    Decrease (increase) in deferred income tax assets                            0.8           3.2         (8.1)
    (Increase) decrease in accounts payable and other liabilities               (0.5)          1.0         (2.3)
                                                                            ------------- ------------ -------------
      Net cash used for operating activities                                    (8.5)         (4.5)        (6.6)
                                                                            ------------- ------------ -------------
Cash flows from investing activities:
   Net sales (purchases) of marketable securities and other investments          1.6          (17.5)       (7.6)
   Dividends received from subsidiaries                                         26.2            5.9         4.3
   Investments in and net advances from subsidiaries                            35.1           23.0        19.6
   Loans to subsidiaries                                                       (17.3)             -           -
   Capital expenditures                                                         (0.4)          (0.3)       (0.1)
                                                                            ------------- ------------ -------------
     Net cash provided by investing activities                                  45.2           11.1        16.2
                                                                            ------------- ------------ -------------

Cash flows from financing activities:
  Treasury stock repurchases                                                   (0.2)              -        (9.0)
                                                                            ------------- ------------ -------------
     Net cash used for financing activities                                    (0.2)              -        (9.0)
                                                                            ------------- ------------ -------------
Net increase in cash and cash equivas                                          36.5             6.6         0.6
Cash and cash equivalents at beginning of year                                  8.7             2.1         1.5
                                                                            ------------- ------------ -------------
Cash and cash equivalents at end of year                                    $  45.2       $     8.7     $   2.1
                                                                            ============= ============ =============

Supplementary schedule of non-cash investing and financing activities:
  Deferral of interest payment on intercompany note payable                 $   5.2       $   11.3      $  11.4
  Non-cash dividends received from subsidiaries                                  -            21.6         14.7
Supplemental disclosure of cash flow information:
  Interest paid                                                             $   6.1       $    0.5      $   0.4

       See notes to consolidated financial statements and accompanying notes.

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                            MAXXAM INC.

                 NOTES TO FINANCIAL STATEMENTS

1.   Investment in Kaiser

     On February 12, 2002, Kaiser Aluminum Corporation ("Kaiser") and certain of its subsidiaries  ("Debtors") filed for  reorganization  under Chapter 11 of the
United States  Bankruptcy  Code. As a result,  Kaiser's  financial  results were deconsolidated  beginning  February 12, 2002, and MAXXAM Inc.  ("Company") began reporting its investment in Kaiser using the cost method. Since Kaiser's results are no longer consolidated and the Company believes that it is not probable that it will be obligated to fund losses  related to its  investment  in Kaiser,  any adjustments  made in Kaiser's  financial  statements  subsequent to February 12,
2002  (relating  to the  recoverability  and  classification  of recorded  asset
amounts  and   classification   of   liabilities  or  the  effects  on  existing
stockholders'  deficit,  as  well as  adjustments  made  to  Kaiser's  financial information for loss contingencies and other matters) are not expected to impact the Company's financial results. Kaiser's plan of reorganization, which provides for the  cancellation of the equity  interests of current  shareholders  without consideration or obligation,  was confirmed by the Bankruptcy Court  supervising the  Kaiser  bankruptcy  cases  in  February  2006.  However,  Kaiser's  plan of reorganization  is not yet  final,  as it must  still  be  approved  by the U.S.
District  Court before Kaiser can emerge from Chapter 11, and is also subject to appeal.

2.   Deferred Income Taxes

     The deferred income tax assets and liabilities reported in the accompanying unconsolidated  balance  sheets are  determined  by computing  such amounts on a consolidated  basis for the  Company  and  members of its  consolidated  federal income tax return  group,  and then reducing  such  consolidated  amounts by the amounts recorded by the Company's  subsidiaries pursuant to their respective tax allocation  agreements  with the Company.  The Company's net deferred income tax assets  relate  primarily  to loss and credit  carryforwards,  net of  valuation allowances.  The Company  evaluated  all  appropriate  factors to determine  the proper valuation allowances for these  carryforwards,  including any limitations concerning  their  use,  the year the  carryforwards  expire  and the  levels of taxable income necessary for utilization.  Based on this evaluation, the Company has  concluded  that it is more likely than not that it will realize the benefit of the carryforwards for which valuation allowances were not provided.

3.   Notes Payable to Subsidiaries, Net of Notes Receivable and Advances

     The Company's  indebtedness  to its  subsidiaries,  which includes  accrued interest, consists of the following (in millions):

                                                                                                 December 31,
                                                                                         ---------------------------
                                                                                              2005         2004
                                                                                         ------------- -------------
Note payable to MAXXAM Group Holdings Inc. ("MGHI")                                      $  183.8      $  182.3
Net advances                                                                                 25.5           8.6
                                                                                         ------------- -------------
                                                                                         $  209.3      $  190.9
                                                                                         ============= =============

                         SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MAXXAM INC.

Date:   March 14, 2006                By:            PAUL N. SCHWARTZ
                                 -------------------------------------------------------
                                                     Paul N. Schwartz
                                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the  Registrant and in the capacities and on the dates indicated.

Date:   March 14, 2006        By:                    CHARLES E. HURWITZ
                                  ---------------------------------------------------------------
                                                     Charles E. Hurwitz
                                      Chairman of the Board and Chief Executive Officer

Date:   March 14, 2006        By:                    J. KENT FRIEDMAN
                                  ---------------------------------------------------------------
                                                    J. Kent Friedman
                                             Vice Chairman of the Board and
                                                     General Counsel

Date:   March 14, 2006        By:                   ROBERT J. CRUIKSHANK
                                   ---------------------------------------------------------------
                                                    Robert J. Cruikshank
                                                           Director

Date:   March 14, 2006        By:                   EZRA G. LEVIN
                                   ---------------------------------------------------------------
                                                    Ezra G. Levin
                                                       Director

Date:   March 14, 2006        By:                   STANLEY D. ROSENBERG
                                   ---------------------------------------------------------------
                                                    Stanley D. Rosenberg
                                                       Director

Date:   March 14, 2006        By:                   MICHAEL J. ROSENTHAL
                                  ---------------------------------------------------------------
                                                    Michael J. Rosenthal
                                                      Director

Date:   March 14, 2006        By:                   PAUL N. SCHWARTZ
                                   ---------------------------------------------------------------
                                                    Paul N. Schwartz
                                        President, Chief Financial Officer and Director
                                                (Principal Financial Officer)

Date:   March 14, 2006        By:                    M. EMILY MADISON
                                   ---------------------------------------------------------------
                                                     M. Emily Madison
                                                     Vice President, Finance
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
     31, 1989)
3.3  Certificate of  Designations of Class A $.05  Non-Cumulative  Participating
     Convertible   Preferred  Stock  of  the  Company  (incorporated  herein  by reference to Exhibit 3.3 to the  Company's  Annual  Report on Form 10-K for
     the year ended December 31, 1999; the "Company 1999 Form 10-K")
3.4  Amended  and  Restated  By-laws  of  the  Company,  dated  March  30,  2000
     (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly
     Report on Form 10-Q for the quarter ended March 31, 2000)
4.1  Rights  Agreement,  dated December 15, 1999, by and between the Company and
     American  Stock  Transfer  &  Trust  Company  (incorporated  herein  by reference to Exhibit 4.1 to the Company's  Current Report on Form 8-K dated
     December 15, 1999)
4.2  Indenture  dated July 20,  1998,  between  ScoPac and State Street Bank and
     Trust Company regarding  ScoPac's Class A-1, Class A-2 and Class A-3 Timber
     Collateralized  Notes ("Timber Notes  Indenture")  (incorporated  herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for
     the quarter ended June 30, 1998; "Company June 1998 Form 10-Q")
4.3  First  Supplemental  Indenture,  dated July 16,  1999,  to the Timber Notes
     Indenture  (incorporated  herein by  reference  to Exhibit  4.1 to ScoPac's
     Quarterly Report on Form 10-Q for the quarter ended June 30, 1999; File No.
     333-63825; "ScoPac June 1999 Form 10-Q")
4.4  Second Supplemental Indenture, dated November 18, 1999, to the Timber Notes
     Indenture  (incorporated  herein by  reference  to Exhibit 99.3 to ScoPac's
     Report on Form 8-K dated November 19, 1999; File No. 333-63825)
4.5  Deed of Trust, Security Agreement,  Financing Statement, Fixture Filing and
     Assignment of Proceeds,  dated July 20, 1998,  relating to the Timber Notes
     Indenture  (incorporated  herein by reference to Exhibit 4.2 to the Company
     June 1998 Form  10-Q)  Note:  Pursuant  to  Regulation  ss.  229.601,  Item
     601(b)(4)(iii)  of  Regulation  S-K,  upon  request of the  Securities  and
     Exchange  Commission,  the Company  hereby  agrees to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the  Company  and  its  consolidated  subsidiaries  (and  for  any  of  its unconsolidated  subsidiaries for which financial statements are required to be filed) wherein the total amount of securities authorized thereunder does not exceed 10 percent of the total consolidated assets of the Company
10.1 Credit  Agreement,  dated  July  20,  1998,  among  ScoPac,  the  financial institutions  party thereto and Bank of America,  N.A.,  as Agent  ("ScoPac
     Line of Credit")  (incorporated  herein by  reference to Exhibit 4.3 to the
     Company June 1998 Form 10-Q)
10.2 First  Amendment,  dated  July  16,  1999,  to the  ScoPac  Line of  Credit
     (incorporated herein by reference to Exhibit 4.2 to the 1999 Form 10-Q)
10.3 Second  Amendment,  dated  June 15,  2001,  to the  ScoPac  Line of  Credit
     (incorporated  herein by  reference  to Exhibit 4.1 to  ScoPac's  Quarterly
     Report  on Form  10-Q  for the  quarter  ended  June  30,  2001;  File  No.
     333-63825)
10.4 Third  Amendment,  dated  June  30,  2003,  to the  ScoPac  Line of  Credit
     (incorporated  herein by  reference  to Exhibit 4.1 to  ScoPac's  Quarterly
     Report  on Form  10-Q  for the  quarter  ended  June  30,  2003;  File  No.
     333-63825)
10.5 Revolving Credit Agreement,  dated April 19, 2005, among Palco,  Britt, the lenders from time to time party thereto, and The CIT Group/Business Credit,
     Inc. ("Palco Revolving Credit Agreement") (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 25,
     2005)
10.6 Term Loan Agreement,  dated April 19, 2005, among Palco, Britt, the lenders from time to time party thereto and Credit Suisse First Boston ("Palco Term
     Loan Agreement")  (incorporated  herein by reference to Exhibit 10.2 to the
     Company's Current Report on Form 8-K filed April 25, 2005)
10.7 Guarantee and Collateral  Agreement,  dated April 19, 2005,  made by Palco,
     Britt,  MGI,  Salmon  Creek  and  Scotia  Inn  Inc.  in  favor  of The  CIT
     Group/Business  Credit, Inc.  (incorporated  herein by reference to Exhibit
     10.3 to the  Company's  Current  Report on Form 8-K filed  April 27,  2005;
     "April 27, 2005 Form 8-K")
10.8 Guarantee and Collateral  Agreement,  dated April 19, 2005,  made by Palco,
     Britt,  MGI,  Salmon  Creek and Scotia Inn Inc.  in favor of Credit  Suisse
     First Boston (incorporated herein by reference to Exhibit 10.4 to the April
     27, 2005 Form 8-K)
10.9 Deed of Trust,  Security  Agreement,  Assignment  of Rents and  Leases  and
     Fixture  Filing,  dated  April  19,  2005,  by and from  Palco to  Fidelity
     National Title Company,  for the benefit of The CIT Group/Business  Credit,
     Inc., as administrative  agent (incorporated herein by reference to Exhibit
     10.5 to the April 27, 2005 Form 8-K)
10.10 Deed of Trust,  Security  Agreement,  Assignment  of Rents and  Leases and
     Fixture  Filing,  dated  April  19,  2005,  by and from  Palco to  Fidelity
     National Title Company,  for the benefit of Credit Suisse First Boston,  as administrative  agent (incorporated  herein by reference to Exhibit 10.6 to the April 27, 2005 Form 8-K)
10.11 Omnibus  Amendment to Revolving  Credit  Agreement,  Term Loan  Agreement,
     Intercreditor  Agreement  and Guarantee and  Collateral  Agreements,  dated
     October 26, 2005,  relating to the Palco  Revolving  Credit  Agreement  and
     Palco Term Loan Agreement (incorporated herein by reference to Exhibit 10.1 to the  Company's  Current  Report on Form 8-K of the Company filed October
     28, 2005)
10.12 Third Amendment to the Palco Revolving  Credit  Agreement,  dated November
     18, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company's
     Current Report on Form 10-K filed November 23, 2005)
10.13 Third Amendment to the Palco Term Loan Agreement,  dated November 18, 2005
     (incorporated  herein by reference to Exhibit 10.2 to the Company's Current
     Report on Form 8-K filed November 23, 2005)
10.14 Fourth  Amendment to the Palco Revolving Credit  Agreement,  dated January
     20, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's
     Current Report on Form 8-K filed January 26, 2006)
10.15 Fourth Amendment to the Palco Term Loan Agreement,  dated January 20, 2006
     (incorporated  herein by reference to Exhibit 10.2 to the Company's Current
     Report on Form 8-K filed January 26, 2006)
10.16 Fifth Amendment to the Palco Revolving  Credit  Agreement,  dated February
     16, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's
     Current Report on Form 8-K filed February 22, 2006)
10.17 Fifth Amendment to the Palco Term Loan Agreement,  dated February 16, 2006
     (incorporated  herein by reference to Exhibit 10.2 to the Company's Current
     Report on Form 8-K filed February 22, 2006)
10.18 Loan Agreement,  dated June 28, 2001,  between  Lakepointe  Assets LLC and
     Legg Mason Real Estate Services,  Inc. (incorporated herein by reference to
     Exhibit 4.2 to MGHI's  Quarterly  Report on Form 10-Q for the quarter ended
     June 30, 2001; File No. 333-18723; the "MGHI June 2001 Form 10-Q")
10.19 Promissory Note, dated June 28, 2001,  between  Lakepointe  Assets LLC and
     Legg Mason Real Estate Services,  Inc. (incorporated herein by reference to
     Exhibit 4.3 to the MGHI June 2001 Form 10-Q)
10.20 Lease Agreement,  dated June 28, 2001,  between  Lakepointe Assets LLC and
     Fluor Enterprises Inc. (incorporated herein by reference to Exhibit 10.1 to the MGHI June 2001 Form 10-Q)
10.21 Guarantee  of Lease dated June 28, 2001,  between  Fluor  Corporation  and
     Lakepointe Assets LLC (incorporated  herein by reference to Exhibit 10.2 to the MGHI June 2001 Form 10-Q)
10.22 Credit  Agreement,  dated January 23, 2004,  among Palco,  Britt,  Bank of
     America,  N.A.,  as Agent,  and the Lenders from time to time party thereto
     ("Prior  Palco  Credit  Agreement")  (incorporated  herein by  reference to
     Exhibit 4.2 to the Company's  Annual Report on Form 10-K for the year ended
     December 31, 2003)
10.23 Amendment  No. 1 to the Prior Palco  Credit  Agreement,  dated May 7, 2004
     (incorporated  herein  by  reference  to  Exhibit  10.1  to  the  Company's
     Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)
10.24 Amendment  No. 2 to the Prior Palco Credit  Agreement,  dated  October 20,
     2004  (incorporated  herein by reference  to Exhibit 10.1 to the  Company's
     Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.25 Amendment No. 3 to the Prior Palco Credit  Agreement,  dated  February 22,
     2005  (incorporated  herein by reference  to Exhibit 10.1 to the  Company's
     Current Report on Form 8-K dated February 25, 2005)
10.26 Letter agreement, dated March 10, 2005, relating to the Prior Palco Credit
     Agreement  (incorporated  herein  by  reference  to  Exhibit  10.1  to  the
     Company's Current Report on Form 8-K filed March 11, 2005)
10.27 Amendment No. 4 to Credit  Agreement and Limited  Waiver,  dated March 18,
     2005, relating to the Prior Palco Credit Agreement  (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed
     March 22, 2005)
10.28 Letter agreement, dated April 18, 2005, relating to the Prior Palco Credit
     Agreement  (incorporated  herein  by  reference  to  Exhibit  10.1  to  the
     Company's Current Report on Form 8-K filed April 18, 2005)
10.29 [Reserved]
10.30 Tax Allocation  Agreement , dated  December 23, 1996,  between the Company
     and  MGHI  ("MGHI  Tax  Allocation  Agreement")   (incorporated  herein  by
     reference  to Exhibit  10.1 to MGHI's  Registration  Statement on Form S-4;
     Registration No. 333-18723)
10.31 Amendment  of MGHI Tax  Allocation  Agreement,  dated  December  31,  2001
     (incorporated  herein by reference to Exhibit 10.2 to MGHI's  Annual Report on Form 10-K for the year ended  December  31,  2001;  File No.  333-18723;
     "MGHI 2001 Form 10-K")
10.32 Tax Allocation  Agreement,  dated August 4, 1993,  between the Company and
     MGI ("MGI Tax Allocation  Agreement")  (incorporated herein by reference to
     Exhibit 10.6 to  Amendment  No. 2 to MGI's  Registration  Statement on Form
     S-2; Registration No. 33-56332)
10.33 Amendment  of MGI Tax  Allocation  Agreement,  dated  December  31,  2001, between the Company and MGI  (incorporated  herein by  reference to Exhibit
     10.4 to the MGHI 2001 Form 10-K)
10.34 Tax  Allocation  Agreement,  dated May 21, 1988,  among the Company,  MGI,
     Palco  and the  corporations  signatory  thereto  (incorporated  herein  by reference  to Exhibit  10.8 to Palco's  Annual  Report on Form 10-K for the
     year ended December 31, 1988; File No. 1-9204)
10.35 Tax  Allocation  Agreement , dated March 23,  1993,  among  Palco,  Scotia
     Pacific Holding Company,  Salmon Creek  Corporation and the Company ("Palco
     Tax  Allocation  Agreement")  (incorporated  herein by reference to Exhibit
     10.1 to Amendment No. 3 to the Registration Statement on Form S-1 of Scotia
     Pacific Holding Company; Registration No. 33-55538)
10.36 Amendment  of Palco Tax  Allocation  Agreement,  dated  December  31, 2001
     (incorporated  herein by  reference  to Exhibit  10.7 to the MGHI 2001 Form
     10-K)
10.37 Tax Allocation Agreement,  dated February 9, 2004, among Britt, Palco, MGI and the Company  (incorporated  herein by  reference to Exhibit 10.8 to the
     Company's Annual Report on Form 10-K for the year ended December 31, 2003)
10.38 [Reserved]

10.39 New Master  Purchase  Agreement,  dated July 20, 1998,  between ScoPac and
     Palco (incorporated herein by reference to Exhibit 10.1 to MGHI's Quarterly
     Report  on Form  10-Q  for the  quarter  ended  June  30,  1998;  File  No.
     333-18723; "MGHI June 1998 Form 10-Q")

10.40 New  Services  Agreement,  dated July 20, 1998,  between  Palco and ScoPac
     (incorporated  herein by  reference  to Exhibit  10.2 to the MGHI June 1998
     Form 10-Q)

10.41 New Additional Services Agreement, dated July 20, 1998, between ScoPac and
     Palco  (incorporated  herein by  reference to Exhibit 10.3 to the MGHI June
     1998 Form 10-Q)

10.42 New Reciprocal Rights Agreement,  dated July 20, 1998, among Palco, ScoPac and Salmon Creek Corporation  (incorporated  herein by reference to Exhibit
     10.4 to the MGHI June 1998 Form 10-Q)

10.43 New Environmental  Indemnification Agreement, dated July 20, 1998, between
     Palco and ScoPac  (incorporated  herein by reference to Exhibit 10.5 to the
     MGHI June 1998 Form 10-Q)

10.44 Implementation  Agreement with Regard to Habitat Conservation Plan for the
     Properties of Palco,  ScoPac and Salmon Creek  Corporation,  dated March 1,
     1999,  by and  among the  United  States  Fish and  Wildlife  Service,  the
     National Marine Fisheries Service,  the CDFG, the CDF, Palco,  Salmon Creek
     Corporation and ScoPac (incorporated herein by reference to Exhibit 99.3 to
     ScoPac's  Report on Form 8-K  dated  March 19,  1999;  File No.  333-63825;
     "ScoPac March 19, 1999 Form 8-K")

10.45 Agreement  Relating to Enforcement of AB 1986, dated February 25, 1999, by and among the  California  Resources  Agency,  CDFG,  CDF,  the  California
     Wildlife  Conservation  Board,  Palco,  Salmon Creek Corporation and ScoPac
     (incorporated  herein by  reference to Exhibit 99.4 to the ScoPac March 19,
     1999 Form 8-K)

10.46 Habitat  Conservation  Plan,  dated March 1, 1999,  for the  Properties of
     Palco,  ScoPac  and  Salmon  Creek  Corporation   (incorporated  herein  by
     reference to Exhibit 99.5 to the ScoPac March 19, 1999 Form 8-K)

10.47 Letter,  dated  February  25,  1999,  from the CDF to Palco  (incorporated herein by reference to Exhibit 99.8 to the ScoPac March 19, 1999 Form 8-K)

10.48 Letter, dated March 1, 1999, from the CDF to Palco (incorporated herein by reference to Exhibit 99.9 to the ScoPac March 19, 1999 Form 8-K)

10.49 Letter, dated March 1, 1999, from the U.S. Department of the Interior Fish and Wildlife Service and the U.S.  Department of Commerce  National Oceanic
     and  Atmospheric  Administration  to Palco,  Salmon Creek  Corporation  and
     ScoPac  (incorporated  herein by reference  to Exhibit  99.10 to the ScoPac
     March 19, 1999 Form 8-K)

10.50 [Reserved]

         Executive Compensation Plans and Arrangements
10.51 MAXXAM 2002 Omnibus Employee Incentive Plan (incorporated hereby reference to Exhibit 99 to the Company's Schedule 14A dated April 30, 2002)
10.52 Form of Stock  Option  Agreement  under the MAXXAM 2002  Omnibus  Employee
     Incentive  Plan  (incorporated  herein by reference to Exhibit 10.22 to the
     Company's Annual Report on Form 10-K for the year ended December 31, 2002)
10.53 MAXXAM  1994  Omnibus  Employee  Incentive  Plan  (incorporated  herein by reference to Exhibit 99 to the Company's Schedule 14A dated April 29, 1994)
10.54 Form of Stock  Option  Agreement  under the MAXXAM 1994  Omnibus  Employee
     Incentive  Plan  (incorporated  herein by reference to Exhibit 10.30 to the
     Company's Annual Report on Form 10-K for the year ended December 31, 1994)
10.55 MAXXAM Amended and Restated Non-Employee Director Stock Plan (incorporated herein by  reference to Exhibit  99.1 to the  Company's  Schedule 14A dated
     April 20, 2004)
10.56 Form of Stock Option Agreement under the Amended and Restated Non-Employee
     Director  Plan  (incorporated  herein by reference to Exhibit  10.27 to the
     Company's Annual Report on Form 10-K for the year ended December 31, 2004)
10.57 Form of deferred fee agreement for Company directors  (incorporated herein by reference to Exhibit 10.26 to the  Company's  Annual Report on Form 10-K
     for the year ended December 31, 1996)
10.58 MAXXAM 1994 Executive Bonus Plan (Amended and Restated 2003) (incorporated herein by reference to Exhibit 99 to the Company's Schedule 14A dated April
     5, 2004)
10.59 MAXXAM Revised Capital  Accumulation Plan of 1988, as amended December 12,
     1988  (incorporated  herein by reference  to Exhibit 10.1 to the  Company's
     Quarterly Report on Form 10-Q for the quarter ended June 30, 1995)
10.60 MAXXAM  Supplemental  Executive  Retirement Plan  (incorporated  herein by reference to Exhibit 10(ii) to MGI's Registration  Statement on Form S-4 on
     Form S-2; Registration No. 33-42300)
10.61 Form of Company deferred  compensation  agreement  (incorporated herein by reference to Exhibit 10.35 to the Company's  Annual Report on Form 10-K for
     the year ended December 31, 1995)
10.62 [Reserved]
10.63 Executive Employment  Agreement,  dated April 1, 2005, between the Company and M. Emily Madison  (incorporated  herein by reference to Exhibit 10.1 to the Company's  Current Report on Form 8-K filed on April 1, 2005; "April 1,
     2005 Form 8-K")
10.64 Restricted Stock Agreement,  dated December 13, 1999,  between the Company and Charles E. Hurwitz ("Restricted Stock Agreement")  (incorporated herein by reference to Exhibit 10.53 to the  Company's  Annual Report on Form 10-K
     for the year ended December 31, 1999)
10.65 Amendment,  dated  December 16, 2003, to the  Restricted  Stock  Agreement
     (incorporated  herein by reference to Exhibit 10.35 to the Company's Annual
     Report on Form 10-K for the year ended December 31, 2003)
10.66 Consulting  Agreement,  dated December 30, 2004,  between Diane Dudley and the Company (incorporated herein by reference to Exhibit 10.1 the Company's
     Current Report on Form 8-K dated December 30, 2004)
10.67 Undertaking,  dated  March 28,  2005,  executed by the Company in favor of
     Diane Dudley (incorporated herein by reference to Exhibit 10.5 to the April
     1, 2005 Form 8-K)
10.68 2005 Bonus  Criteria  for the MAXXAM  Chief  Executive  Officer  under the
     MAXXAM 1994  Executive  Bonus Plan  (incorporated  herein by  reference  to
     Exhibit 10.2 to the April 1, 2005 Form 8-K)
10.69 2005 Bonus Criteria for the MAXXAM  President and Chief Financial  Officer
     under  the  MAXXAM  1994  Executive  Bonus  Plan  (incorporated  herein  by reference to Exhibit 10.3 to the April 1, 2005 Form 8-K)
10.70 2005 Bonus Criteria for the MAXXAM Vice Chairman and General Counsel under the MAXXAM 1994 Executive Bonus Plan  (incorporated  herein by reference to
     Exhibit 10.4 to the April 1, 2005 Form 8-K)
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

Beltway Notes: The 6.08% notes of Beltway Assets due in November 2024

BOF: California Board of Forestry and Fire Protection

Borrowers: Palco and Britt, as borrowers under the Palco Term Loan and the Palco
Revolving Credit Facility

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

EBITDA: As defined in Section 1.01 of the Palco/Britt Revolving Credit Agreement
and Palco Term Loan which, among other things, excludes the results of ScoPac

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

GIS: ScoPac's Geographical information system

GPS:  ScoPac's  Global  Positioning  System

Harvest Value Schedule:  A schedule  setting forth SBE Prices which is published biannually  by the  California  State  Board of  Equalization  for  purposes  of computing yield taxes on timber sales

HCP: The habitat  conservation  plan covering multiple species approved in March
1999 in connection with the consummation of the Headwaters Agreement

Headwaters  Agreement:  The agreement  among Palco,  ScoPac,  Salmon Creek,  the
United States and California  pursuant to which the Palco Companies  transferred to the United States  government 5,600 acres of timberlands in exchange for $300 million,  approximately  7,700  acres of  timberlands,  and  federal  and  state government-approved habitat conservation and sustained yield plans

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

Johnson action: An action entitled Edyth Johnson,  et al. v. Charles E. Hurwitz, an individual, MAXXAM Inc., et al. (No. DR040720) filed in the Superior Court of
Humboldt County, California

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

Kaiser  Bankruptcy  Court:  The United States District Court for the District of
Delaware supervising the Cases

Kaiser  Shares:  50,000,000  shares of the common  stock of Kaiser  owned by the
Company and MGHI

KJBC: Kaiser Jamaica Bauxite Company

Lakepointe  Assets:  Lakepointe  Assets  Holdings LLC, an indirect  wholly owned subsidiary of the Company

Lakepointe Notes: The 7.56% notes of Lakepointe Assets and its subsidiaries' due
June 8, 2021

LIBOR: London Inter Bank Offering Rate

Master Purchase  Agreement:  The agreement between Palco and ScoPac that governs all purchases of logs by Palco from ScoPac

MAXXAM: MAXXAM Inc., including its subsidiaries

MAXXAM Parent: MAXXAM Inc., excluding its subsidiaries

Mead Facility: Kaiser's Mead facility and certain related property

MGHI: MAXXAM Group Holdings Inc., a wholly owned subsidiary of the Company

MGHI Notes: 12% Senior Secured Notes of MGHI

MGI: MAXXAM Group Inc., a wholly owned subsidiary of MGHI

Mirada:  The  Company's  luxury  resort-residential  project  located  in Rancho
Mirage, California

mmbf: Million board feet

Moody's: Moody's Investors Service

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

Palco: The Pacific Lumber Company, a wholly owned subsidiary of MGI

Palco Term Loan:  $35.0 million term loan  evidenced by the Term Loan  Agreement dated as of April 19,  2005 among  Palco and Britt,  as  Borrowers,  and The CIT
Group/Business Credit, Inc.

Palco Revolving  Credit  Facility:  Revolving  credit facility  evidenced by the
Revolving  Credit Agreement dated as of April 19, 2005 among Palco and Britt, as
Borrowers, and Credit Suisse First Boston

Palco Companies: Palco, ScoPac and Salmon Creek, collectively

Palco Asset Sale Program: Palco's process for marketing certain of its assets

Palco Timberlands: The ScoPac Timber Property and the timberlands owned by Palco and Salmon Creek

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

Prior Palco Credit  Agreement:  January  2004 Palco  Revolving  Credit  Facility
between  Palco and a bank which  provided for  borrowings  up to $30.0  million, which  facility  was  terminated  in  connection  with the  closing of the Palco
Revolving Credit Facility and Palco Term Loan

PSLRA: Private Securities Litigation Reform Act of 1995

QAL:  Queensland  Alumina  Limited

Racing Act:  The Texas  Racing Act and related  regulations  Racing  Commission:
Texas Racing Commission

Required  Liquidity  Amount:  One year's  interest on the aggregate  outstanding balance of the Timber Notes

Respondents:   The  Company,  Federated,  Mr.  Charles  Hurwitz  and  the  other respondents in the OTS action

Rights: The Series A and B Rights

RMCAL:  A 50% owned joint  venture  formed to construct  and sell 47 villas on a parcel in the Company's Mirada development

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

Scheduled  Amortization:  The amount of principal  which ScoPac must pay through each  Timber  Note  payment  date in  order to avoid  prepayment  or  deficiency premiums

ScoPac:  Scotia Pacific Company LLC, a limited liability company wholly owned by
Palco

ScoPac Land Sale Program:  ScoPac's  program  pursuant to which it is seeking to sell certain timberland and non-timberland properties

ScoPac  Line of Credit:  The  agreement  between a group of  lenders  and ScoPac pursuant to which ScoPac may borrow in order to pay up to one year's interest on the Timber Notes

ScoPac  Timber:  The timber in respect of the  ScoPac  Timber  Property  and the
ScoPac Timber Rights

ScoPac Timber  Property:  Approximately  204,000 acres of  timberlands  owned by
ScoPac

ScoPac  Timber  Rights:  ScoPac's  exclusive  right to harvest on  approximately
12,200 acres of timberlands owned by Palco and Salmon Creek

SEC: The Securities and Exchange Commission

second growth: Trees that have been growing for less than 200 years

Series A Right: The Company's Series A Preferred Stock Purchase Right

Series B Right: The Company's Series B Preferred Stock Purchase Right

Services  Agreement:  Agreement  between  ScoPac  and Palco  under  which  Palco provides  certain  operational,  management and related  services to ScoPac with respect to the ScoPac Timber Property

SFAS: Statement of Financial Accounting Standards

SFAS No. 5: SFAS No. 5, "Accounting for Contingencies"

SFAS No. 66: SFAS No. 66, "Accounting for Sales of Real Estate"

SFAS No. 123(R): SFAS No. 123 (revised 2004), "Share-Based Payments"

SFAS No. 153: SFAS No. 153,  "Exchange of  Nonmonetary  Assets," an amendment of
APB Opinion No. 29

SFAS No. 154: SFAS No. 154, "Accounting Changes and Error Correction"

SHRP,  Ltd.:  Sam Houston  Race Park,  Ltd., a wholly  owned  subsidiary  of the
Company

State Permits: The Permits issued by the State of California pursuant to the HCP

State Water Board: California State Water Resources Control Board

State Water Board Order: Order issued by the State Water Board on June 16, 2005

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

Timber Notes:  ScoPac's  6.55% Series B Class A-1 Timber  Collateralized  Notes,
7.11%  Series B Class A-2 Timber  Collateralized  Notes and 7.71% Series B Class
A-3 Timber Collateralized Notes due July 20, 2028

Timber Notes Indenture: The indenture governing the Timber Notes

Trustee: The trustee under the Timber Notes Indenture

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
(No. CV990452) filed in the Superior Court of Humboldt County, California

Valco: Volta Aluminium Company Limited

Valley Race Park: The Company's  greyhound racing facility located in Harlingen,
Texas

WWDRs: Watershed-wide discharge requirements

young growth: Trees which have been growing for less than 200 years