Form 10-Q
period 2006-05-10
MAXXAM INC
filed 2006-05-10
CIK 63814

                                UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                   FORM 10-Q

                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2006

                          Commission File Number 1-3924

                                  MAXXAM INC.
              (Exact name of Registrant as Specified in its Charter)

          Delaware                                                 95-2078752
 (State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            entification Number)

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
 Yes    No X

        Number of shares of common stock outstanding at May 4, 2006: 5,967,942

                                 TABLE OF CONTENTS

                                                                            Page
PART I. - FINANCIAL INFORMATION

          Item 1.   Financial Statements (unaudited):
                    Consolidated Balance Sheets.................................
                    Consolidated Statements of Operations.......................
                    Consolidated Statements of Cash Flows.......................
                    Condensed Notes to Consolidated Financial Statements........

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                        Results of Operations...................................

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk..

          Item 4.   Controls and Procedures.....................................

PART II. - OTHER INFORMATION

          Item 1.   Legal Proceedings...........................................
          Item 1A.  Risk Factors................................................
          Item 2.   Unregistered Sales of Equity Security and Use of Proceeds...
          Item 6.   Exhibits....................................................
          Signatures............................................................

APPENDIX A - GLOSSARY OF DEFINED TERMS..........................................

                   MAXXAM INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS
        (In millions of dollars, except share information)

                                                                                         March 31,    December 31,
                                                                                             2006          2005
                                                                                         ---------------------------
                                                                                               (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                            $   53.7      $   72.9
  Marketable securities and other short-term investments                                  150.3         134.6
Receivables:
  Trade net of allowance for doubtful accounts of $0.9 and $0.8, respectively              10.7          11.1
  Other                                                                                     4.8           5.4
Inventories:
  Lumber                                                                                    6.9           7.6
  Logs                                                                                      9.9          18.9
Real estate inventory                                                                      14.2          12.6
Prepaid expenses and other current assets                                                  15.8          16.4
Restricted cash and marketable securities                                                  18.3          29.1
                                                                                       ---------------------------
     Total current assets                                                                 284.6         308.6
Property, plant and equipment, net of accumulated depreciation of $215.2 and
  $207.9, respectively                                                                    348.9         355.0
Timber and timberlands, net of accumulated depletion of $227.2 and $226.3,
  respectively                                                                            208.3         208.7
Real estate                                                                                39.2          43.2
Deferred income taxes                                                                      95.1          95.1
Intangible assets                                                                           2.7           2.9
Long-term receivables and other assets                                                     26.4          26.9
Restricted cash and marketable securities                                                   7.9           7.9
                                                                                       ---------------------------
                                                                                       $1,013.1      $1,048.3
                                                                                       ===========================
Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable                                                                     $   12.3      $   11.2
  Accrued interest                                                                         13.3          25.9
  Accrued compensation and related benefits                                                18.8          20.7
  Other accrued liabilities                                                                31.8          37.0
  Short-term borrowings and current maturities of long-term debt                          124.0         112.5
                                                                                      ---------------------------
     Total current liabilities                                                            200.2         207.3
Long-term debt, less current maturities                                                   872.1         889.6
Accrued pension and other postretirement benefits                                          34.1          34.1
Losses in excess of investment in Kaiser                                                  516.2         516.2
Other noncurrent liabilities                                                               61.8          62.4
                                                                                       ---------------------------
    Total liabilities                                                                   1,684.4       1,709.6
                                                                                       ---------------------------
Commitments and contingencies (see Note 7)
Stockholders' deficit:
  Preferred stock, $0.50 par value; $0.75 liquidation preference; 2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible
    Preferred Stock; 668,964 shares issued and 668,119 shares outstanding                   0.3           0.3
  Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359 shares
    issued; 5,967,942 shares outstanding                                                    5.0           5.0
  Additional capital                                                                      225.3         225.3
  Accumulated deficit                                                                    (680.6)       (670.4)
  Accumulated other comprehensive loss                                                    (96.4)        (96.6)
  Treasury stock, at cost (shares held:  preferred - 845; common - 4,095,417)            (124.9)       (124.9)
                                                                                       ---------------------------
    Total stockholders' deficit                                                          (671.3)       (661.3)
                                                                                       ---------------------------
                                                                                       $1,013.1      $1,048.3
                                                                                       ===========================

   The accompanying notes are an integral part of these financial statements.

                      MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (In millions of dollars, except per share information)

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                       -------------------------
                                                                                          2006        2005
                                                                                       ----------- -------------
                                                                                            (Unaudited)
Net sales:
  Forest products                                                                      $   37.8      $  47.3
  Real estate                                                                              29.0         22.8
  Racing                                                                                   13.4         12.9
                                                                                        ----------- -------------
                                                                                           80.2         83.0
                                                                                        ----------- -------------
Costs and expenses:
  Cost of sales and operations:
    Forest products                                                                        33.6         42.1
    Real estate                                                                             8.3          6.8
    Racing                                                                                 11.2         10.6
  Selling, general and administrative expenses                                             12.7         11.8
  Gain on sales of timberlands and other assets                                            (0.7)           -
  Depreciation, depletion and amortization                                                  8.8          8.9
                                                                                        ----------- -------------
                                                                                           73.9         80.2
                                                                                        ----------- -------------
Operating income (loss):
  Forest products                                                                          (5.5)        (2.8)
  Real estate                                                                              12.9          6.7
  Racing                                                                                   (0.1)        (0.2)
  Corporate                                                                                (1.0)        (0.9)
                                                                                         ----------- -------------
                                                                                            6.3          2.8
Other income (expense):
  Investment and interest income                                                            4.1          1.2
  Other income                                                                              0.3            -
  Interest expense                                                                        (19.6)       (17.7)
  Amortization of deferred financing costs                                                 (0.6)        (0.5)
                                                                                         ----------- -------------
Loss before income taxes and cumulative effect of accounting change                        (9.5)       (14.2)
Benefit (provision) for income taxes                                                          -            -
                                                                                         ----------- -------------
Loss before cumulative effect of accounting change                                         (9.5)       (14.2)
Cumulative effect of accounting change, net of tax                                         (0.7)           -
                                                                                         ----------- -------------
Net loss                                                                               $  (10.2)     $ (14.2)
                                                                                         =========== =============
Basic and diluted loss per common and common equivalent share before
  cumulative effect of accounting change                                               $  (1.59)     $ (2.38)
                                                                                         =========== =============
Basic and diluted loss per common and common equivalent share after
  cumulative effect of accounting change                                               $  (1.71)     $  (2.38)
                                                                                        =========== =============

   The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions of dollars)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                          --------------------------
                                                                                              2006         2005
                                                                                          ------------ -------------
                                                                                                 (Unaudited)
Cash flows from operating activities:
  Net loss                                                                             $    (10.2)       $   (14.2)
  Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
    Depreciation, depletion and amortization                                                  8.8              8.9
    Non-cash stock-based compensation expense                                                (1.2)            (1.6)
    Gains on sales of timberlands and other assets                                           (0.7)               -
    Net gains from marketable securities                                                     (2.6)            (0.2)
    Amortization of deferred financing costs and discounts on long-term debt                  0.6              0.5
    Equity in loss of unconsolidated affiliates, net of dividends received                    0.2              0.2
    Increase (decrease) in cash resulting from changes in:
    Receivables                                                                               1.2             (2.6)
    Inventories                                                                               9.3              8.5
    Prepaid expenses and other assets                                                         0.5              1.5
    Accounts payable                                                                          1.2             (4.2)
    Accrued and deferred income taxes                                                           -             (0.2)
    Other accrued liabilities                                                                (7.1)            (1.3)
    Accrued interest                                                                        (12.6)           (13.1)
    Long-term assets and long-term liabilities                                                2.6             10.8
    Other                                                                                       -              0.1
                                                                                          ------------ -------------
      Net cash used for operating activities                                                (10.0)            (6.9)
                                                                                          ------------ -------------

Cash flows from investing activities:
  Net proceeds from the disposition of property and investments                               0.8                -
  Sales and maturities of marketable securities and other investments                       132.5            200.8
  Purchases of marketable securities and other investments                                 (145.2)          (197.4)
  Net proceeds from restricted cash                                                          10.7              7.2
  Capital expenditures                                                                       (1.8)            (3.3)
  Other                                                                                         -             (0.1)
                                                                                          ------------ -------------
      Net cash provided by (used for) investing activities                                   (3.0)             7.2
                                                                                          ------------ -------------

Cash flows from financing activities:
  Proceeds from issuances of long-term debt                                                     -              2.4
  Redemptions and repurchases of, and principal payments on, long-term debt                 (13.0)           (14.8)
  Borrowings under revolving and short-term credit facilities                                 7.0             21.5
  Incurrence of deferred financing costs                                                     (0.2)            (0.6)
                                                                                          ------------ -------------
      Net cash provided by (used for) financing activities                                   (6.2)             8.5
                                                                                          ------------ -------------

Net increase (decrease) in cash and cash equivalents                                        (19.2)             8.8
Cash and cash equivalents at beginning of the period                                         72.9             18.5
                                                                                          ------------ -------------
Cash and cash equivalents at end of the period                                            $  53.7          $  27.3
                                                                                          ============ =============

Supplemental disclosure of cash flow information:
  Interest paid, net of capitalized interest                                              $  32.2          $  30.8

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
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2006, the consolidated results of operations  for the  three  months  ended  March  31,  2006  and  2005,  and the consolidated cash flows for the three months ended March 31, 2006 and 2005.

   Financial Difficulties of Forest Products Entities

     Status of Regulatory Matters
     Regulatory and environmental  matters as well as legal actions have had and are expected to continue to have a significant  adverse  effect on the Company's forest products  operations and liquidity.  The ability to harvest ScoPac Timber depends in large part upon  ScoPac's  ability to obtain  regulatory  approval of
THPs. ScoPac has experienced difficulties and delays in the approval of its THPs as the  result  of  regulatory  and  litigation  challenges  and  expects  these challenges to persist.  Moreover,  the Company expects to continue to experience further  difficulties,  limitations  and  delays  in being  able to  harvest  on previously-approved  THPs due to, among other things, actions by the North Coast
Water Board (see below).  The  foregoing  matters  have  resulted in declines in actual and expected harvest levels and cash flows,  significant increases in the cost of  logging  operations  and  increased  costs  related  to timber  harvest litigation,  all of which have severely and  negatively  impacted the historical cash flows of both Palco and  ScoPac.  These  adverse  effects  are  expected to continue.

     The North Coast Water Board is requiring  Palco and ScoPac to apply various waste  discharge  reporting,  mitigation  and erosion  control  requirements  in respect of timber harvesting activities in several watersheds,  and is likely to impose  additional  measures  in the  future.  The North  Coast  Water  Board in
December 2003 directed its staff to formulate  WWDRs for the  Freshwater and Elk
River watersheds on the Palco Timberlands. As harvesting activities on the Palco
Timberlands  cannot  readily be moved  between  watersheds  due to,  among other things, historic harvest patterns,  adjacency restrictions,  and the age classes of  trees,  development  of  WWDRs  and  the  other  matters  described  in  the
"Regulatory and Environmental  Factors" section of Note 7 are expected to result in reduced harvest and less  predictability  in the future  regarding the mix of logs available for sale by ScoPac to Palco, which negatively impacts cash flow.

     The North  Coast  Water Board for some time failed to release for harvest a number of ScoPac's THPs that had already been approved by the other governmental agencies which approve  ScoPac's THPs. The North Coast Water Board  subsequently allowed harvesting on a portion of the approved THPs;  however,  the State Water
Board  later  disallowed  harvesting  on a  portion  of the  THPs  that had been released by the North Coast Water Board.  On May 8, 2006,  the North Coast Water
Board adopted WWDR's for the Freshwater and Elk River  watersheds,  which action has the effect of allowing harvesting in these two watersheds to begin once THPs are released by the Executive Officer of the North Coast Water Board.  There can
be no assurance that the THPs related to these two watersheds will ultimately be released or  harvested  as planned in 2006 or that the action of the North Coast
Water  Board  will not be  appealed  to the  State  Water  Board.  While  ScoPac continues to project  that its annual  harvest  level over the  ten-year  period beginning  2006 to be  approximately  100  million  board  feet per  year,  this projection is significantly  below historical harvest levels, and actual harvest levels  may  be  even  lower,  depending  on the  ultimate  outcome  of  various assumptions.

     ScoPac Liquidity Update
     In  the  absence  of  significant  regulatory  relief  and  accommodations,
ScoPac's future annual timber harvest levels and cash flows from operations will for at least the next  several  years be  substantially  below  both  historical levels and the minimum levels  necessary in order to allow ScoPac to satisfy its debt service obligations in respect of the Timber Notes.

     Due to regulatory  constraints  and adverse weather  conditions  during the first  quarter of 2006,  harvest  levels were lower than planned  resulting in a liquidity shortfall at ScoPac. Consequently,  in January 2006 and again in April
2006,  ScoPac  requested and MGI approved timber purchases which provided ScoPac an aggregate of $4.4 million of additional liquidity to pay its expenses.

     On the Timber Notes payment date in January 2006,  ScoPac used its existing cash  resources,  all of the remaining  funds available under the ScoPac Line of
Credit,  and the  additional  funds made  available  from a $2.3 million  timber purchase by MGI, to pay all of the $27.7 million of interest due ($25.8  million net of interest due in respect of Timber Notes held in the SAR Account).  ScoPac also repaid $19.3 million of principal on the Timber Notes ($11.9 million net of principal in respect of Timber Notes held in the SAR  Account),  an amount equal to Scheduled Amortization, using funds held in the SAR Account.

     ScoPac management  estimates that its cash flows from operations,  together with funds available under the ScoPac Line of Credit and other available  funds, will be insufficient,  by a substantial  amount, to pay the entire amount of the interest due on the July 20, 2006,  payment  date.  ScoPac also expects to incur additional interest shortfalls over at least the next several years. The failure of  ScoPac  to pay all of the  interest  on the  Timber  Notes  when  due  would constitute an event of default under the Indenture.

     In an effort to address the expected shortfall on the July 20, 2006 payment date, and other future expected cash shortfalls, ScoPac has initiated the ScoPac
Land Sale  Program  whereby  ScoPac is  seeking to sell  certain  non-timberland properties  such as  ranchlands  and  recreational  areas,  as  well as  certain timberlands.  There can be no  assurance  that these  marketing  efforts will be successful.

     To the extent that ScoPac is unable to generate  sufficient  liquidity from the ScoPac Land Sale Program or other sources,  the Company  expects that ScoPac will be forced to take  extraordinary  actions,  which may  include:  laying off employees,  shutting down various  operations,  and seeking protection by filing under the Bankruptcy Code.

     Palco Liquidity Update
     Palco  continues  to  experience  liquidity  shortfalls.  The  most  recent liquidity  shortfalls result primarily from a continued  imbalance in the mix of log  inventories,  a  reduction  in  log  supply  from  ScoPac  and  operational inefficiencies  related to the large log processing  line at the Scotia sawmill.
In the first quarter of 2006 and again in April 2006,  additional  liquidity was needed at Palco and Palco  borrowed an  aggregate  of $19.0  million from MGI to meet its cash shortfalls.

     As of December 31, 2005 and March 31, 2006, Palco and Britt were in default under  the  Palco  Term  Loan and the Palco  Revolving  Credit  Facility  due to
financial covenant breaches.  Palco estimates that, without necessary amendments to the Palco Term Loan and the Palco  Revolving  Credit  Facility and sufficient additional  working  capital,  it will have  insufficient  liquidity to fund its anticipated  cash shortfalls in 2006 and its planned level of operations for the next several years. Palco is pursuing  discussions with its lenders in an effort to resolve the defaults and obtain additional  liquidity  necessary to fund 2006 and future liquidity needs. There can be no assurance that Palco will be able to resolve the defaults and obtain  additional  liquidity  necessary to fund future expected cash shortfalls.

     In an effort to reduce its overall  debt  level,  Palco has  initiated  the
Palco Asset Sale Program whereby Palco is marketing certain assets, and Palco is also  seeking  other  sources  of  liquidity.  The Palco Term Loan and the Palco
Revolving  Credit Facility each contain  provisions  requiring that the net cash proceeds from asset sales be used to prepay  amounts  outstanding  under the two facilities.  Accordingly,  proceeds  generated from the Palco Asset Sale Program would not be available to fund working  capital  needs until the Palco Term Loan is paid in full. There can be no assurance that these marketing  efforts will be successful or that Palco will be successful  in securing  sufficient  additional liquidity.

     In the event that Palco is unable to secure the necessary liquidity to fund
its  expected  future  liquidity   shortfalls,   it  would  be  forced  to  take
extraordinary  actions,  which may include:  further  reducing  expenditures  by laying off employees,  shutting down various operations,  and seeking protection by filing under the Bankruptcy Code.

     In addition to the material adverse effects being  experienced by Palco and
ScoPac due to continuing regulatory,  environmental and litigation difficulties, there can be no assurance  that certain  other  pending  legal,  regulatory  and environmental matters or future governmental regulations, additional litigation, legislation,  judicial or administrative decisions,  adverse weather conditions, or low lumber or log prices,  will not also have material adverse effects on the financial condition,  results of operations or liquidity of the Company's forest products  operations.  See Note 7 for further  discussion of the  regulatory and environmental  matters and legal  proceedings  affecting  the  Company's  forest products operations.

     Potential Impact on Registrant and Certain Related Entities
     The liquidity issues being  experienced by Palco and ScoPac could result in claims against and could have adverse impacts on MAXXAM Parent, MGHI and/or MGI.
For example,  under  ERISA,  were Palco to terminate  its pension  plan,  MAXXAM
Parent and its wholly owned  subsidiaries  would be jointly and severally liable for any unfunded pension plan obligations.  The unfunded termination  obligation attributable  to Palco's  pension plan as of December 31, 2005,  is estimated to have been approximately $31.0 million based upon annuity placement interest rate assumptions  as of December 31, 2005.  In addition,  it is possible that certain transactions could be entered into in connection with a potential  restructuring or reorganization of Palco or ScoPac,  such as a sale of all or a portion of the equity  ownership in Palco and/or  ScoPac,  a sale of a  substantial  portion of
Palco's and/or  ScoPac's  assets and/or a cancellation of some or all of Palco's and/or  ScoPac's  indebtedness,  which could require the utilization of all or a substantial  portion of, or the loss of a significant  portion of, the Company's net operating losses for federal and state income tax purposes and could require tax payments.

     Under generally accepted accounting principles,  consolidation is generally required for investments of more than 50% of the outstanding  voting stock of an investee,  except when  control is not held by the majority  owner.  Under these rules,  legal  reorganization  or  bankruptcy  represent  conditions  which  can preclude  consolidation  in instances  where control  rests with the  bankruptcy court,  rather than the majority owner. As discussed  above,  one of the actions that has been considered is seeking  protection by filing for  bankruptcy.  Were this to  occur,  the  financial  results  of the  subsidiaries  which  file  for bankruptcy would be deconsolidated  on the date of such filing,  and the Company would begin reporting its investment in such subsidiaries using the cost method.
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

                                                                                    Three Months
                                                                                      Ended
                                                                                   March 31, 2006
                                                                                   ----------------
Revenues                                                                          $          42.4
Costs and expenses                                                                          (30.6)
                                                                                  -----------------
Operating income                                                                             11.8
MAXXAM's equity in MGI's losses                                                             (21.0)
Other, net                                                                                   (0.3)
Cumulative effect of accounting change                                                       (0.7)
Income tax benefit                                                                              -
                                                                                  -----------------
Net loss                                                                          $         (10.2)
                                                                                  =================

                                                                                        As of
                                                                                   March 31, 2006
                                                                                  -----------------
Current assets                                                                    $         238.2
Property, plant and equipment (net)                                                         239.5
Other assets                                                                                149.8
                                                                                  -----------------
    Total assets                                                                  $         627.5
                                                                                  =================
Current liabilities                                                                          43.4
Long-term debt, less current maturities                                                     219.1
Other liabilities                                                                            63.8
Losses recognized in excess of investment in MGI and certain intercompany items             456.3
Losses recognized in excess of investment in Kaiser                                         516.2
                                                                                  -----------------
    Total liabilities                                                                     1,298.8
Stockholders' deficit                                                                      (671.3)
                                                                                  -----------------
    Total liabilities and stockholders' deficit                                   $         627.5
                                                                                  =================

     In the event that MGI and /or any of it  subsidiaries  file for bankruptcy, the Company  believes that it is not probable that it would be obligated to fund losses related to its investment in such  subsidiaries,  except as it relates to certain pension funding obligations and potential future tax payments,  as noted
above.

   Kaiser Update

     Kaiser's plan of reorganization, which provides for the cancellation of the
Company's  50,000,000 Kaiser common shares without  consideration or obligation, was confirmed by the Kaiser Bankruptcy Court in February 2006. However, Kaiser's
plan of  reorganization  is not yet final,  as it must still be  approved by the
U.S.  District  Court  before  Kaiser can emerge from Chapter 11 and the plan is also currently  under appeal.  These  consolidated  financial  statements do not reflect  any  adjustment  related to the  deconsolidation  of Kaiser  other than presenting the Company's investment in Kaiser using the cost method. The Company expects to reverse the $516.2  million of losses in excess of its  investment in
Kaiser, net of accumulated other  comprehensive  losses of $85.3 million related to Kaiser, and recognize the net amount,  including the related tax effects,  in the period in which the Kaiser Shares are cancelled which is currently  expected to occur during 2006. Upon effectiveness of Kaiser's plan of reorganization, the
Company  also  expects  it  will  take  a  worthless   stock  deduction  on  its
consolidated federal income tax return related to the cancellation of the Kaiser
Shares  and will at that  time  evaluate  whether  it  expects  to  realize  the resulting tax asset of approximately  $135.8 million.  Although the Company does not  currently  expect that it will be obligated  to fund losses in Kaiser,  the amount of the reversal  would be reduced by any losses  which the Company  later estimates it would be obligated to fund.

   Reclassifications

     Certain  reclassifications  have  been  made to prior  years'  consolidated financial statements to be consistent with the current year's presentation. This includes  the  reclassification  of:  (i)  proceeds  from  restricted  cash from financing activities to investing  activities in the Consolidated  Statements of
Cash  Flows,  and  (ii)  restricted  cash  from  cash and  cash  equivalents  to restricted cash and marketable securities in the Consolidated Balance Sheets and in the  Consolidated  Statements  of Cash Flows and (iii) cash held in brokerage accounts  from  marketable  securities  to  cash  and  cash  equivalents  in the
Consolidated Balance Sheets and in the Consolidated Statements of Cash Flows.

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

     Risks and  uncertainties  are inherent with respect to the ultimate outcome of the  matters  discussed  in Note  7.  The  results  of a  resolution  of such uncertainties  could  have  a  material  effect  on the  Company's  consolidated
financial   position,   results  of  operations   or  liquidity.   In  addition,
uncertainties  related to the  projection of future  taxable income could affect the  realization  of the  Company's  deferred  tax assets.  Estimates  of future benefit payments used to measure the Company's pension and other  postretirement benefit  obligations  are  subject  to a  number  of  assumptions  about  future experience,  as are the estimated  future cash flows projected in the evaluation of long-lived assets for possible  impairment.  To the extent there are material differences between these estimates and actual results,  the Company's financial statements or liquidity could be affected.

2.   New Accounting Standards

     Accounting for Stock Options
     The Company  adopted SFAS No. 123(r)  effective  January 1, 2006.  SFAS No.
123(r)  requires  compensation  costs  related  to  share-based  payments  to be determined  by the fair value of the equity or liability  instruments  issued on the grant date.  Compensation  cost is required to be recognized over the period that an employee provides service in exchange for the award and these awards are required to be remeasured each reporting  period.  The adoption of this standard resulted in an expense of $0.7 million in the first quarter of 2006 representing the cumulative impact of awards exercisable on January 1, 2006.

     Exchanges of Nonmonetary Assets
     In December  2004,  the FASB issued SFAS No. 153.  SFAS No. 153 is based on the principle that  exchanges of nonmonetary  assets should be measured based on the fair value of the assets exchanged.  The adoption of SFAS No. 153 on January
1, 2006, did not have an impact on the Company's financial statements.

     Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS No. 154,  which changes the  requirements applicable to accounting for and reporting of a change in accounting  principle.
SFAS No.  154  requires  retrospective  application  of  changes  in  accounting principle to prior periods' financial statements,  unless it is impracticable to determine  either the  period-specific  effects or the cumulative  effect of the change.  SFAS No. 154 is effective for  accounting  changes and  corrections  of errors made in fiscal years  beginning  after December 15, 2005. The adoption of
SFAS No.  154 on  January  1,  2006,  did not have an  impact  on the  Company's financial statements.

3.   Segment Information and Other Items

     Net sales and  operating  income  (loss) for each  reportable  segment  are presented in the  Consolidated  Statements  of  Operations.  Operating  loss for
"Corporate"   represents  general  and  administrative   expenses  not  directly
attributable  to  the  reportable   segments.   The  amounts  reflected  in  the
"Corporate" column also serve to reconcile the total of the reportable segments'
amounts to totals in the Company's consolidated financial statements.

     The following table presents certain other unaudited financial  information by reportable segment (in millions).

                                                                 Reportable Segments
                                                             -----------------------
                                                               Forest    Real                         Consolidated
                                                              Products   Estate  Racing    Corporate     Total
                                                             ---------- ------- -------- ------------ ------------
Depreciation, depletion and amortization for the three
  months ended:
  March 31, 2006                                              $ 4.8     $  3.6  $  0.3    $  0.1   $     8.8
  March 31, 2005                                                4.9        3.6     0.4       -           8.9

Total assets as of:
  March 31, 2006                                              395.0      352.1    37.4     228.6     1,013.1
  December 31, 2005                                           421.4      345.3    36.4     245.2     1,048.3

4.   Debt

     Palco Credit Agreements

     At December  31, 2005 and March 31,  2006,  Palco and Britt were in default under  the  Palco  Term  Loan and the Palco  Revolving  Credit  Facility  due to
financial covenant breaches.  Without a waiver of the Borrowers'  defaults under the Palco Term Loan and the Palco  Revolving  Credit  Facility,  the lenders may take any or all of the  following  actions:  reduce  the  amount  of  borrowings available to the Borrowers;  refuse to make new loans or to issue new letters of credit for the  benefit  of the  Borrowers;  declare  any or all loans and other amounts owed under the two facilities to be immediately due and payable; require
Palco to cash  collateralize all outstanding  letters of credit; or pursue their other  rights and remedies  under the Palco Term Loan,  Palco  Revolving  Credit
Facility and related  security  agreements.  The Palco Revolving Credit Facility and Palco  Term Loan are each  secured by a  security  interest  in the stock of
Palco held by MGI, and  substantially  all of the assets of the Borrowers (other than Palco's equity interest in ScoPac).  Both the Palco Term Loan and the Palco
Revolving  Credit Facility have provisions  requiring that the net cash proceeds of asset sales be used to prepay amounts outstanding under the loans.

     The  existence  of the  defaults  also  requires  Palco to pay  interest on amounts  borrowed  under the Palco Term Loan at a per annum rate 2% higher  than the rate at which interest would be owed if no default existed.  As of March 31,
2006, $34.6 million was outstanding  under the Palco Term Loan and $12.7 million was outstanding  under the Palco Revolving  Credit  Facility.  As waivers of the defaults have not been obtained,  amounts  outstanding under the Palco Term Loan and the  Palco  Revolving  Credit  Facility  have been  classified  as a current liability in the consolidated balance sheets.

     Palco  borrowed an aggregate  of $6.0 million from MGI in 2005.  During the first quarter of 2006, Palco borrowed an aggregate additional $11.0 million from
MGI, and in April 2006, borrowed an aggregate  additional $9.0 million from MGI, of which $8.0 million has been utilized.  Palco used these loan proceeds to fund liquidity shortfalls. Each of the additional borrowings required an amendment to the Palco Term Loan and Palco Revolving Credit Facility.

     The Palco  Revolving  Credit Facility  includes a prepayment  premium of 1%
payable  in  connection  with any  prepayment  or  reduction  in the  commitment occurring  within the first two years.  The Palco Term Loan includes  prepayment premiums of 3%, 2% and 1% payable in connection with any prepayment of the Palco
Term Loan that occurs during the second,  third and fourth years,  respectively.
No prepayment  premium will be payable under either credit  facility to a lender who is also a lender under any refinancing used to prepay such credit facility.

     Under the Palco  Revolving  Credit  Facility and Palco Term Loan,  Palco is
permitted to invest up to $5.0 million in ScoPac.  No such  investment  had been made or committed to be made by Palco,  and there can be no assurance that Palco would in the future determine or be able to make any such investment in whole or part.

     ScoPac Line of Credit
     The ScoPac Line of Credit allows ScoPac to borrow up to one year's interest on the aggregate  outstanding principal balance of the Timber Notes. On June 20,
2003,  the  ScoPac  Line of Credit  was  extended  to July 7,  2006.  ScoPac has requested  an  extension  of the  ScoPac  Line of  Credit,  but  there can be no assurance  that the ScoPac Line of Credit  will be  extended.  If not  extended,
ScoPac may draw upon the full amount  available.  The amount drawn would, to the extent of available  funds,  be repayable in 12 semiannual  installments on each
Timber Notes payment date (after the payment of certain  other items,  including the Aggregate Minimum  Principal  Amortization  Amount,  as defined,  then due), commencing  approximately two and one-half years following the date of the draw.
At March 31, 2006, the maximum  availability under the ScoPac Line of Credit was
$54.1 million,  and  outstanding  borrowings  were $49.6 million.

     ScoPac Timber Notes
     On the Timber Notes payment date in January 2006,  ScoPac used its existing cash  resources,  all of the remaining  funds available under the ScoPac Line of
Credit,  and the  additional  funds made  available  from a $2.3 million  timber purchase by MGI, to pay all of the $27.7 million of interest due ($25.8  million net of interest due in respect of Timber Notes held in the SAR Account).  ScoPac also repaid $19.3 million of principal on the Timber Notes ($11.9 million net of principal in respect of Timber Notes held in the SAR  Account),  an amount equal to Scheduled Amortization, using funds held in the SAR Account.

     As  discussed   further  in  Note  1,  ScoPac  is  experiencing   financial
difficulties due to regulatory  restrictions on harvesting and other factors. As a result,  ScoPac  management  estimates  that its cash flows  from  operations, together  with  funds  available  under  the  ScoPac  Line of  Credit  and other available  funds,  will be  insufficient,  by a substantial  amount,  to pay the entire amount of interest due on the July 20, 2006,  payment date. Such an event would  constitute  an event of default  under the  Indenture.  In the event of a failure to pay  interest or  principal on the Timber Notes in full when due, the
Trustee or the holders of at least 25% of the  aggregate  outstanding  principal amount of the Timber Notes may cause all  principal,  interest and other amounts related to the Timber Notes to become immediately due and payable.  Also, in the event of a failure by Palco or ScoPac to perform  its  respective  covenants  or agreements  under the  Master  Purchase  Agreement  or by Palco to  perform  its covenants or agreements under the Services Agreement,  which failure in the case of certain  covenants or agreements  continues for 30 days after notice from the
Trustee or the holders of 25% or more of the outstanding principal amount of the
Timber Notes, the holders of a majority of the aggregate  outstanding  principal amount of the Timber Notes may cause all  principal,  interest and other amounts related to the Timber Notes to become immediately due and payable.  In the event of any such  acceleration,  the Agent  under the ScoPac  Line of Credit may also accelerate the advances then outstanding.  If such accelerations of Timber Notes and/or advances under the ScoPac Line of Credit occur,  the Trustee may exercise all  rights  under the  Indenture  and  related  security  documents,  including applying funds to pay accelerated  amounts,  and selling the ScoPac  Timberlands and ScoPac Timber Rights and other assets and using the proceeds  thereof to pay accelerated  amounts. In the event that ScoPac were to seek protection by filing under the Bankruptcy  Code, all amounts related to the Timber Notes would become immediately  due and payable  under the  Indenture  and all  advances  under the
ScoPac Line of Credit could be accelerated.  The foregoing rights of the Trustee and holders of Timber  Notes would be subject to the rights of ScoPac  under the
Bankruptcy Code if it sought protection by filing under the Bankruptcy Code.

     U.S. Bank, the Trustee under the Indenture  resigned effective May 1, 2006.
ScoPac has appointed  Deutsche Bank National Trust Company as successor  Trustee under the Indenture,  which appointment was accepted and became effective May 1,
2006.

     At March 31, 2006, the SAR Account balance was $57.9 million (consisting of
$44.8  million of Timber  Notes  held in the SAR  Account  and $13.1  million in cash),  all of which is restricted for future  principal  payments on the Timber
Notes. Such cash is sufficient to cover Scheduled Amortization in 2006, but will not be sufficient to cover the Scheduled  Amortization  on the January 20, 2007,
Timber Notes  payment  date and beyond.  Accordingly,  ScoPac's  ability to make
Scheduled  Amortization  payments on the Timber  Notes  beyond 2006 is dependent upon  ScoPac's  ability to sell all or a portion of the Timber Notes held in the
SAR Account.  No assurance  can be given that ScoPac will be  successful  in its efforts to sell the Timber Notes held in the SAR Account  before the January 20,
2007, Timber Notes payment date or as to the proceeds that might result from any such sale.

     Letters of Credit
     As a result of S&P  credit rating actions  related to Palco,  Palco was required to post a $9.9 million letter of credit with the State of California to secure its workers compensation liabilities,  which reduced Palco's availability under the Palco Revolving Credit Facility by a corresponding amount.

     The  Company's  real  estate  segment  has posted  letters of credit in the
amount  of  $9.0  million  to  satisfy  certain   liability   insurance   policy
requirements.

5.   Income Taxes

     The Company  generated a loss before  income taxes of $10.2 million for the first quarter of 2006;  however,  the Company has not recorded any tax provision or benefit  during this period as the Company  anticipates an effective tax rate of zero for the year ended December 31, 2006. Each period, the Company evaluates appropriate  factors in determining the realizability of the deferred tax assets attributable  to losses and  credits  generated  in that  period and those being carried  forward.  Based on this  evaluation,  the  Company  provided  valuation allowances  with respect to the deferred tax assets  attributable  to the losses and  credits  generated  during the three  months  ended March 31,  2006.  These valuation  allowances  were in addition to the valuation  allowances  which were provided in prior years.

6.   Employee Benefit Plans

     The components of pension and other postretirement  benefits expense are as follows (in millions):

                                                                                                    Medical/Life
                                                                             Pension Benefits         Benefits
                                                                            ------------------- --------------------
                                                                                  Three Months Ended March 31,
                                                                            ----------------------------------------
                                                                               2006     2005       2006      2005
                                                                            --------- ---------- --------- -----------
Components of net periodic benefit costs:
  Service cost                                                              $     -   $   0.9    $  0.1     $ 0.1
  Interest cost                                                                 1.3       1.4       0.1       0.2
  Expected return on assets                                                    (1.4)     (1.3)        -         -
  Amortization of prior service costs                                             -         -         -      (0.1)
  Recognized net actuarial loss                                                 0.1       0.2         -         -
                                                                            --------- ---------- --------- -----------
  Net periodic benefit costs                                                $     -   $   1.2    $  0.2    $   0.2
                                                                            ========= ========== ========= ===========

7.   Regulatory and Environmental Factors and Contingencies

   Regulatory and Environmental Factors

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

     Environmental Plans
     From March 1999 until October 2002, ScoPac prepared THPs in accordance with the SYP. The SYP was intended to comply with  regulations  of the CDF  requiring timber  companies to  demonstrate  sustained  yield,  i.e. that their  projected average  annual harvest for any decade within a 100-year  planning  period would not exceed the average  annual growth level at the end of the 100-year  planning period.  These  regulations  allow companies which do not have a sustained yield plan to follow alternative  procedures to document compliance with the sustained yield  requirements.  As  discussed  below (see  "-Contingencies-Timber  Harvest
Litigation"),  on October  31,  2003,  the Court  hearing  the  EPIC-SYP/Permits lawsuit  entered a judgment  invalidating  the SYP,  although an appellate court reversed  that  decision in December  2005. As a result of an earlier stay order and the trial  court's  judgment,  ScoPac  from  October  2002 until  March 2005 obtained  review and approval of its THPs under an alternative  procedure in the
California  forest  practice  rules known as Option C. Option C is  available to landowners  who have  submitted an "Option A" plan to the CDF for review (as was done by  Palco).  An  approved  Option  A plan is an  alternative  to  obtaining approval of a sustained  yield plan.  Palco's  Option A plan was approved by the
CDF in March 2005.  ScoPac is currently relying upon its Option A Plan to obtain
THP approvals, and will likely continue to do so in the future.

     The Federal Permits allow  incidental  "take" of certain  federally  listed species  located on the Palco  Timberlands  so long as there is no "jeopardy" to the continued  existence of such species.  The HCP identifies the measures to be instituted  in order to minimize and mitigate the  anticipated  level of take to the greatest  extent  practicable.  The HCP and Federal Permits have terms of 50 years.  Since the consummation of the Headwaters  Agreement in March 1999, there has  been a  significant  amount  of  work  and  additional  costs  required  in connection with the implementation of the Environmental Plans, and this work and the additional costs are expected to continue for the foreseeable future.

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

     Under the CWA, the EPA is required to establish TMDLs in watercourses  that have been declared to be "water  quality  impaired." The EPA and the North Coast
Water  Board  are in  the  process  of  establishing  TMDLs  for  many  northern
California rivers and certain of their tributaries,  including nine watercourses that flow within the Palco Timberlands.  On the Palco Timberlands,  the relevant contaminant  is simple  sediment - dust,  dirt and gravel - that is  abundant in watercourses  largely as a function of the area's  normally  heavy  rainfall and soil that erodes easily.  The Company expects the process of establishing  TMDLs to continue into 2010. In December  1999,  the EPA issued a report  dealing with
TMDLs  on  two  of  the  nine  watercourses.   The  agency  indicated  that  the
requirements under the HCP would significantly  address the sediment issues that resulted  in TMDL  requirements  for these  watercourses.  The North Coast Water
Board is in the process of establishing the TMDL requirements  applicable to two other watercourses on the Palco Timberlands,  with a targeted completion of 2007 for these two watercourses.  ScoPac's scientists are actively working with North
Coast Water Board staff to ensure that these TMDLs recognize and incorporate the environmental  protection  measures  of the HCP.  The  final  TMDL  requirements applicable to the Palco Timberlands may require aquatic protection measures that are  different  from or in  addition to those in the HCP or that result from the prescriptions  to be  developed  pursuant  to  the  watershed  analysis  process provided for in the HCP.

     For each of the winter  periods  since  2002,  Palco and  ScoPac  have been required to submit reports on sediment  discharges and erosion control practices to the North Coast Water Board in order to conduct winter harvesting  operations in the  Freshwater  and Elk  River  watersheds.  After  consideration  of  these reports, the North Coast Water Board imposed requirements on the Palco Companies to  implement  additional  mitigation  and erosion  control  practices  in these watersheds  for each of these winter  operating  periods.  The North Coast Water
Board has also  extended the  requirements  for certain  mitigation  and erosion control practices to three additional watersheds (Bear, Jordan and Stitz Creek).
The Palco Companies and the North Coast Water Board are currently in discussions to determine  what these measures will be. The  requirements  imposed to date by the North  Coast  Water  Board have  significantly  increased  operating  costs;
additional  requirements  imposed in the future could further increase costs and cause additional delays in THP approvals.

     The North Coast Water Board has also issued the Elk River Orders, which are aimed at addressing existing sediment production sites through clean up actions.
The North Coast Water Board has also  initiated the process that could result in
similar  orders  for  the  Freshwater   and  Bear  Creek   watersheds,   and  is
contemplating similar actions for the Jordan and Stitz Creek watersheds. The Elk
River Orders have resulted in increased  costs to Palco that could extend over a number of years.  Additional orders for other watersheds (should they be issued)
may also result in further cost increases.

     The  North  Coast  Water  Board in  December  2003  directed  its  staff to formulate  WWDRs  for the  Freshwater  and Elk  River  watersheds  on the  Palco
Timberlands. As harvesting activities on the Palco Timberlands cannot readily be moved between watersheds due to, among other things,  historic harvest patterns, adjacency restrictions,  and the age classes of trees,  development of WWDRs and the other  matters  described  herein are expected to result in reduced  harvest levels in the future.

     As WWDRs had not been formulated, the North Coast Water Board for some time failed to release for harvest a number of  ScoPac's  THPs that had already  been approved by the other  governmental  agencies  which approve  ScoPac's  THPs. In
February 2005, the Executive Officer of the staff of the North Coast Water Board released  sufficient  THPs to allow the  harvest of up to 50% of the CDF Harvest
Limit.  On March 16, 2005, the North Coast Water Board ordered the enrollment of additional  THPs that would  allow the  harvest of up to 75% of the CDF  Harvest
Limit  for  these two  watersheds.  Third  parties  subsequently  appealed  this decision to the State Water Board. On June 16, 2005, the State Water Board heard this  appeal and issued the State  Water  Board  Order,  which had the effect of disallowing  further  harvesting on the  additional 25% of the CDF Harvest Limit approved  by the North  Coast  Water  Board on March 16,  2005.  The State Water
Board's  decision also had the effect of disallowing  further  harvesting in the
Freshwater and Elk River watersheds until WWDRs for these watersheds are adopted by the North  Coast  Water  Board.  On May 8, 2006,  the North Coast Water Board
adopted WWDR's for the Freshwater and Elk River watersheds, which action has the effect of allowing  harvesting  in these two  watersheds  to begin once THPs are released by the Executive  Officer of the North Coast Water Board.  There can be
no assurance  that the THPs related to these two watersheds  will  ultimately be released or  harvested  as planned in 2006 or that the action of the North Coast
Water  Board  will not be  appealed  to the  State  Water  Board.  While  ScoPac continues to project  that its annual  harvest  level over the  ten-year  period beginning  2006 to be  approximately  100  million  board  feet per  year,  this projection is significantly  below historical harvest levels, and actual harvest levels  may  be  even  lower,  depending  on the  ultimate  outcome  of  various assumptions.

     On July 14,  2005,  Palco and ScoPac  filed the State  Water  Board  action appealing the State Water Board Order.  The companies'  appeal  requested both a stay of the State Water Board  Order and a writ of mandate  seeking  reversal of the State  Water  Board  Order.  Following  a December  8, 2005,  hearing on the companies'  requests,  the Court  denied the request  for a stay,  but granted a hearing on the request  for a writ of mandate.  A hearing on the writ of mandate was held on  February  6,  2006.  The Court  issued a ruling on April 27,  2006, granting  Palco's  writ,  thus  requiring the State Water Board to set aside its
June 16, 2005 order.  The Court  remanded the matter to the State Water Board to reconsider  whether the North Coast Water Board's  enrollment of additional THPs was proper. Further proceedings before the State Board have yet to be scheduled.
A hearing on whether to stay the North Coast Water Board's enrollments until the
State  Water  Board  reconsiders  the  merits of the  enrollments  is  currently scheduled for May 15, 2006.

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

     Timber Harvest Litigation
     Various  pending  judicial  and  administrative  proceedings,  as described below, could affect Palco's and ScoPac's ability to implement the HCP, implement certain approved THPs, or carry out other operations.

     In March 1999, the EPIC-SYP/Permits lawsuit was filed. This action alleged, among other things,  various violations of the California Endangered Species Act and the  California  Environmental  Quality  Act,  and  challenged,  among other things,  the  validity and  legality of the SYP and the  California  Permits and sought,  among  other  things,  to prevent  implementation  of THPs  approved in reliance upon these documents.  A similar action, the USWA lawsuit, was filed on the same day, and the two actions were consolidated for trial.

     Following  the  trial,  the  Court  in  October  2003  entered  a  judgment invalidating the SYP and the California  Permits,  and in September 2004 granted the  plaintiffs'  request for  reimbursement  of an aggregate of $5.8 million in attorneys'  fees and  other  expenses.  The  Palco  Companies  and the  State of
California  appealed both  decisions.  On December 12, 2005, an appellate  court reversed the trial court's  decision  invalidating  the SYP. The plaintiffs have appealed the appellate court's decision to the California  Supreme Court,  which has  indicated it will review the matter.  The  defendants'  appeal of the trial court's award of attorneys'  fees and expenses is still pending at the appellate court. There can be no assurance that this appeal will be successful.

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
The case is not yet final as the trial has not yet been held, and there are many unresolved  issues  involving  interpretation  of the Court's  decision  and its application  to actual  operations.  The  Company has filed a motion for summary judgment  on the  grounds  that it has met the  requirements  for a storm  water pollution  prevention  permit  under a  general  permit,  issued by the State of
California.  The plaintiff has also filed a motion for summary  judgment seeking to establish  Palco's  liability for discharging storm water without a permit. A hearing on the two summary  judgment motions was held on March 6, 2006. On April
28, 2006, the Court denied both motions and the litigation is proceeding.

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
Plaintiffs  further  allege that in order to have THPs  approved in the affected areas,  the  defendants  engaged  in  certain  unfair  business  practices.  The plaintiffs  seek,  among  other  things,  compensatory  and  exemplary  damages, injunctive relief, and appointment of a receiver to ensure that the watershed is restored.  The Cave action contains  similar  allegations  and requests  similar relief with respect to the Elk River  watershed (a portion of which is contained on the Palco Timberlands). On October 13, 2005, the Johnson action was filed and contains  allegations similar to the Cave and Cook actions. The Company does not believe the  resolution  of these actions  should  result in a material  adverse effect  on its  consolidated  financial  condition,  results  of  operations  or liquidity.

     On February 25, 2003,  the District  Attorney of Humboldt  County filed the
Humboldt DA action. The suit was filed under California's unfair competition law and alleges that the Palco Companies used certain unfair  business  practices in connection with completion of the Headwaters  Agreement,  and that this resulted in the harvest of  significantly  more trees than would have  otherwise been the case. The suit sought a variety of remedies  including a civil penalty of $2,500 for each  additional tree that has been or will be harvested due to this alleged increase in harvest,  as well as restitution and an injunction in respect of the additional  timber harvesting  allegedly being conducted.  On June 14, 2005, the
Court dismissed this matter in its entirety. On September 19, 2005, the District
Attorney  appealed  this  decision,  however,  the  Company  believes  that  the dismissal and prior rulings of the Court  substantially  diminished the exposure of the Palco Companies with respect to this matter.

     In December 2005, Palco and ScoPac filed the California  Headwaters action.
The California  Headwaters action alleges that the defendants have substantially impaired  the  contractual  and  legal  rights  of Palco  and  ScoPac  under the
Headwaters Agreement and the related permits,  authorizations and approvals. The
California  Headwaters  action also alleges  that the actions of the  defendants have caused the companies  substantial  damages, but does not specify an amount.
While the Claims Board has indicated  that it is  investigating  the matter,  it failed to approve or deny the claim by the statutory deadline.  As a result, the
California  Headwaters  action is by  operation  of law  treated as having  been denied,  and Palco and  ScoPac may now file a claim for  damages  in  California state court.  Palco and ScoPac are  considering how best to proceed with respect to this matter.

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

     As a result of the dismissal of the OTS action, a related civil action, the
FDIC  action,  alleging  damages  in excess of $250  million,  was  subsequently dismissed.  The FDIC  action  was  originally  filed by the FDIC in August  1995 against Mr.  Charles E. Hurwitz  (Chairman  and Chief  Executive  Officer of the
Company).

     On May 31, 2000, the  Respondents  filed a counterclaim to the FDIC action.
On November 8, 2002, the Respondents filed the Sanctions  Motion.  The Sanctions
Motion  states  that the FDIC  illegally  paid the OTS to bring  the OTS  action against the Respondents and that the FDIC illegally sued for an improper purpose
(i.e. in order to acquire timberlands held by a subsidiary of the Company).  The
Respondents  are seeking as a sanction to be made whole for the attorneys'  fees they have paid (plus interest) in connection  with the OTS and FDIC actions.  As of December 31, 2005,  such fees were in excess of $40.6 million.  On August 23,
2005, a U.S. District Court ruled on the Sanctions Motion,  ordering the FDIC to pay the  Respondents  $72.3  million.  The FDIC has appealed the District  Court decision to the Fifth Circuit Court of Appeals.  The U.S.  District  Court award has not been accrued as of December 31, 2005 or March 31, 2006.  There can be no
assurance that the Company will ultimately collect this award.

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

     Other Matters
     On September 2, 2004,  the Company was advised that the NJDEP  alleged that one of its former  subsidiaries  is a successor to a company  that  manufactured munitions  for the U.S.  Navy during  World War II. The owner of the  underlying property,  which is located in Cranbury,  New Jersey,  was seeking the Company's participation  in efforts to address  contamination  of the site which  resulted from such operations. In January 2005, MGI and the owner of the property entered into an  Administrative  Consent Order with the NJDEP providing for, among other things,  cleanup of the facility.  In April 2005, MGI filed a Complaint  against the United States of America, the U.S. Navy, and the U.S. Army for cost recovery and contribution; the defendants subsequently denied all of the claims. In early
2006,  the property was sold to a new owner and MGI entered into an amendment to the  Administrative  Consent Order  substituting  the new owner for the original
property  owner.  MGI  also  reached  an  agreement  with  several   potentially
responsible  parties  regarding  cleanup  at the  site,  the  terms of which the
Company  believes will not result in a material  adverse effect on the Company's consolidated  financial  position,  results  of  operations  or  liquidity.  MGI retained its cause of action against the government parties noted above.

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

8.   Stock-Based Compensation Plans

     Under the  Company's  share-based  compensation  plans,  stock  options and similar instruments may be granted to employees and outside directors at no less than the fair market value of the  Company's  Common Stock on the date of grant.
Grants  generally  vest ratably over a five-year  period for grants to employees and over a four-year period for grants to outside directors and expire ten years after the grant date. Grants have generally been settled in cash upon exercise.

     Grants issued to employees and outside directors were previously  accounted for under the intrinsic value method of accounting as defined by APB Opinion No.
25  and  related  interpretations.   Effective  January  1,  2006,  the  Company
prospectively  adopted the fair value based method of accounting for stock-based employee  compensation  as prescribed  by SFAS No. 123(r) and  recognized a $0.7 million  charge in  January  2006,  representing  the  cumulative  effect of the accounting change.

     The fair value of grants is determined using a Black-Scholes option-pricing model.  The  following  assumptions  apply to the  options  granted  through the periods presented.

                                             Three Months Ended
                                                  March 31,
                                         ----------------------------
                                             2006           2005
                                         -------------- -------------
Expected volatility                            38%            40%
Expected dividends                              -              -
Expected term (in years)                     6.44           6.63
Risk-free rate                               4.82%          4.18%

     Expected  volatilities are based on historical  volatility of the Company's
Common Stock.  The dividend yield on the Company's Common Stock is assumed to be zero since the Company has not paid  dividends in the past five years and has no current  plans to do so in the future.  The Company uses  historical  experience regarding  exercises  of grants to  determine  the grants'  expected  term.  The expected  term  represents  the  period of time  that the  options  granted  are expected to remain outstanding. The risk-free interest rate is based on the U.S.
Treasury  yield  curve in  effect  for the  expected  term of the  option at the reporting date.

     A summary of  activity  under the  Company's  plans as of March 31, 2006 is presented below:

                                                           Balance at March 31, 2006
                                                        -------------------------------
                                                         Outstanding     Exercisable
                                                        -------------- ----------------
Grants                                                   1,114,306        696,154
Weighted average exercise price                         $    25.06      $   26.05
Weighted average remaining contractual term (years)           6.06           4.92
Aggregate intrinsic value (amount in millions)          $     11.7      $     7.7

     No grants were issued,  exercised,  forfeited  or expired  during the three months ended March 31, 2006.  Total  compensation  cost for share-based  payment arrangements  recognized in income for the three months ended March 31, 2006 was
($1.2)  million.  Total  compensation  related  to  non-vested  grants  not  yet recognized  is $7.3  million and the  weighted  average  period over which it is expected to be  recognized  is 1.8 years as of March 31,  2006.  There can be no assurance that the Company will be obligated to pay the non-vested grants.

     The following  table  illustrates the pro forma effect on net loss and loss per share for the three months ended March 31, 2005,  had the Company  accounted for its grants under the fair value method of accounting  (in  millions,  except per share information).

                                                                                                Three Months Ended
                                                                                                  March 31, 2005
                                                                                                --------------------
Net loss, as reported                                                                           $         (14.2)
  Add: Non-cash stock-based employee compensation benefit included in reported net
    loss, net of related tax effects                                                                       (1.6)
  Deduct: Total stock-based employee compensation benefit determined under the fair value
    method for all awards, net of related tax effects                                                       1.7
                                                                                                --------------------
Pro forma loss                                                                                  $         (14.1)
                                                                                                ====================
Basic and diluted loss per share:
  As reported                                                                                   $         (2.38)
  Pro forma loss                                                                                          (2.35)

9.   Per Share Information

     The weighted  average number of shares used to determine  basic and diluted earnings per share was:

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              --------------------------
                                                                                  2006         2005
                                                                              ------------- ------------
Weighted average shares outstanding:
  Common Stock                                                                5,967,942        5,976,530
  Effect of dilution:
     Class A Preferred Stock (1)                                                      -                -
                                                                              ------------- ------------
Weighted average number of common and common equivalent shares - Basic        5,967,942        5,976,530
  Effect of dilution:
     Stock options (1)                                                                -                -
                                                                              ------------- ------------
Weighted average number of common and common equivalent
  shares - Diluted                                                            5,967,942        5,976,530
                                                                              ============= ============
------------------

(1)  The  Class  A  Preferred  Stock  and  options  were  not  included  in  the computation of basic or diluted  earnings per share because the Company had a loss for the three months ended March 31, 2006 and 2005, respectively.

10.  Comprehensive Loss

     The following table sets forth comprehensive loss (in millions).

                                                                               Three Months Ended
                                                                                    March 31,

                                                                             -----------------------
                                                                                2006        2005
                                                                             ----------- -----------
Net loss:                                                                    $   (10.2)  $    (14.2)
  Other comprehensive loss:
     Unrealized gain (loss) on available-for-sale investments                      0.2         (0.1)
                                                                             ----------- -----------
Total comprehensive loss                                                     $    10.0)  $    (14.3)
                                                                             =========== ===========

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

     This Quarterly  Report on Form 10-Q contains  statements  which  constitute
"forward-looking  statements"  within the meaning of the PSLRA. These statements appear  in a number  of places  in this  section  and in Part II,  Item 1 "Legal
Proceedings."  Such  statements can be identified by the use of  forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should,"
"could,"  "plans,"  "intends,"  "projects,"  "seeks,"  or  "anticipates"  or the negative thereof or other variations  thereon or comparable  terminology,  or by discussions  of strategy.  Readers are cautioned  that any such  forward-looking statements  are not  guarantees of future  performance  and involve  significant risks and  uncertainties,  and that actual results may vary  materially from the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business  conditions,  developments  in technology,  new or modified  statutory, environmental or regulatory requirements,  litigation developments, and changing prices and market  conditions.  This Form 10-Q and the Form 10-K identify  other factors which could cause differences  between such  forward-looking  statements and actual results.  No assurance can be given that these are all of the factors that could cause  actual  results to vary  materially  from the  forward-looking statements.

     Results of Operations

     This  section  contains   statements   which  constitute   "forward-looking
statements"  within the meaning of the PSLRA. See the statement in Item 2. above for cautionary information with respect to such forward-looking statements.

     The Company operates in three industries:  forest products, through MGI and its wholly owned subsidiaries,  principally Palco, ScoPac and Britt; real estate investment and development, through various subsidiaries and joint ventures; and
racing operations through SHRP, Ltd. MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company. In addition, the Company owns 63% of the common stock of Kaiser,  a producer of fabricated  aluminum  products  undergoing  Chapter 11 reorganization.  See Note 1 for  information  regarding the  deconsolidation  of
Kaiser's financial results,  the status of Kaiser's Chapter 11 proceedings,  and the accounting  treatment of the Company's  investment in Kaiser.  Any reference herein to a company  includes the  subsidiaries of that company unless otherwise noted or the context indicates otherwise.

     Consolidated Operations

     Selected Operational Data

     The following table presents selected financial information for the periods indicated for the Company's consolidated operations.

                                                                             Three Months Ended
                                                                                  March 31,
                                                                           -----------------------
                                                                              2006        2005
                                                                           ----------- -----------

Net sales                                                                  $   80.2    $   83.0
Costs and expenses                                                            (73.9)      (80.2)
                                                                           ----------- -----------
Operating income                                                                6.3         2.8
Other income, net                                                               4.4         1.2
Interest expense                                                              (20.2)      (18.2)
                                                                           ----------- -----------
Loss before income taxes and cumulative effect of accounting change        $   (9.5)   $  (14.2)
                                                                           =========== ===========

     Overview of Consolidated Results of Operations

     Net Sales
     Consolidated net sales for the three months ended March 31, 2006,  declined
$2.8  million,  as compared  to the  comparable  period in the prior year.  Real estate  sales  increased  $6.2 million  during the quarter due to increased  lot sales at Mirada and deferred profit recognized at Palmas,  offset by a reduction in the number of lots sold at Fountain Hills.  The increase in real estate sales was offset by a $9.5 million  decline in sales at the Company's  forest products segment  primarily as a result of a 23.3% decline in lumber  shipments  from the prior year period.

     Operating Income
     Consolidated  operating income for the first quarter of 2006,  totaled $6.3 million  compared to an operating income of $2.8 million for the same quarter in
2005.  Operating  income for the real estate  segment  increased  $6.2  million, primarily  as a result of  increased  real estate  sales,  as  discussed  above.
Operating  losses  for the  forest  products  segment  increased  $2.7  million, primarily  as a result of lower sales  volume  during the first  quarter of 2006 partially offset by lower spending due to  administrative  staffing  reductions.
The forest  products  segment's  operating  losses for the first quarter of 2005 include a one-time benefit related to a $3.1 million insurance settlement.

     Other Income, net
     Consolidated  other income,  net for the first quarter of 2006 was impacted favorably  by higher  returns  on  marketable  securities  and other  short-term investments.

     Forest Products Operations

     Industry Overview and Selected Financial and Operating Data

     The Company's forest products  operations are conducted through MGI and its wholly owned  subsidiaries,  principally Palco,  ScoPac and Britt. The segment's business  has become  increasingly  unpredictable  due to  continued  regulatory constraints,  ongoing litigation challenges and other factors. Additionally, the segment's business is somewhat seasonal,  with its net sales having historically been  higher  in the  months of April  through  November  than in the  months of
December through March.  Management expects that the segment's revenues and cash flows will continue to be unpredictable and somewhat seasonal.  Accordingly, the segment's results for any one quarter are not necessarily  indicative of results to be expected for the full year.

     Regulatory and environmental  matters as well as legal actions have had and are  expected to continue to  adversely  affect the  Company's  forest  products operations.  See Item 1.  "Business-Forest  Products  Operations-Regulatory  and
Environmental  Factors" and Item 1A. "Risk  Factors" of the Form 10-K and Note 7
for  information  regarding  these  matters.  Regulatory  compliance and related litigation  have caused and are expected to continue to cause delays in approval of THPs and  delays  in  harvesting  on THPs once  they are  approved.  This has resulted  and is  expected to  continue  to result in a  significant  decline in harvest and increased costs.

     The cash flows of Palco and ScoPac have both been adversely impacted by the failure  of the North  Coast  Water  Board to  release  for  harvest a number of already-approved THPs. ScoPac's management has concluded that, in the absence of significant regulatory relief and accommodations, ScoPac's annual timber harvest levels  and cash  flows  from  operations  will for at  least  several  years be substantially  below both historical  levels and the minimum levels necessary to allow  ScoPac to satisfy its debt service  obligations  in respect of the Timber
Notes. ScoPac projects that, without additional  liquidity,  its cash flows from operations,  together with funds available under the ScoPac Line of Credit, will be insufficient,  by a substantial  amount, to pay the entire amount of interest due on the July 20, 2006, payment date on its Timber Notes.  ScoPac also expects to incur interest  shortfalls for at least the next several years after the July
20, 2006, Timber Notes payment date.

     Palco and Britt are in default  under the $35.0 million Palco Term Loan and the $30.0 million  asset-based Palco Revolving Credit Facility.  Palco estimates that without  necessary  amendments to these credit  agreements  and  sufficient additional  working  capital,  it  will  have  insufficient  liquidity  to  fund anticipated  cash shortfalls in 2006 and its planned level of operations for the next several  years.  For further  information,  see  "-Financial  Condition and
Investing and Financing Activities-Forest Products Operations."

     In the event that Palco is unable to secure the necessary liquidity to fund
its  expected  future  liquidity   shortfalls,   it  would  be  forced  to  take
extraordinary  actions,  which may include:  further  reducing  expenditures  by laying off employees,  shutting down various operations,  and seeking protection by filing under the Bankruptcy Code.

     To the extent that ScoPac is unable to generate  sufficient  liquidity from the ScoPac Land Sale  Program  (see  "-Financial  Condition  and  Investing  and
Financing  Activities-Forest Products Operations") or other sources, the Company expects  that ScoPac  will be forced to take  extraordinary  actions,  which may include:  laying off employees,  shutting down various  operations,  and seeking protection by filing under the Bankruptcy Code.

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
"Business-Forest Products Operations-Regulatory and Environmental Factors," Item
1A. "Risk Factors," and Item 3. "Legal  Proceedings-Forest  Products Operations"
of the  Form  10-K  and  Note 7  ("Regulatory  and  Environmental  Factors"  and
"Contingencies  Timber Harvest  Litigation") for further  information  regarding regulatory  and  legislative  matters  and  legal  proceedings  relating  to the
Company's forest products operations.

     Since 2001, comprehensive external and internal reviews have been conducted of Palco's  business  operations.  Those reviews were  conducted in an effort to
identify   ways  in  which  Palco  could   operate  on  a  more   efficient  and
cost-effective  basis.  Palco has  implemented  a number of changes,  including:
consolidating  its sawmill  operations;  eliminating  certain of its operations, including its  company-staffed  logging  operations (now relying  exclusively on contract  loggers),  its soil amendment and concrete block  activities,  and its
Scotia  finishing and  remanufacturing  plant;  and adopting various cost saving measures.  Palco continues to examine ways in which to achieve cost savings.  In
April 2004, Palco commenced a mill improvement project,  including a new sawmill located in Scotia,  California.  The new sawmill was  constructed in two phases.
The first phase of the project, the processing of smaller diameter second growth logs (up to 24" in  diameter)  is a  high-speed  processing  line that  includes advanced  scanning  and  optimization  technology  intended to  maximize  lumber recovery.  The second phase,  the relocation of the large log equipment from the
Carlotta mill, came on line in October 2005. This phase allows for processing of larger logs up to 60" in diameter.  Although there were more  difficulties  than
Palco expected, since commencing production, Palco has made substantial progress in refining the production process in the new mill,  particularly the high-speed small log processing line. There have been delays in the completion of the large log processing line, however,  and it is not yet operating at planned production rates. Palco also completed a new planer project in Scotia in January 2004. This high speed system  processes  rough sawn boards into finished lumber at rates up to four times faster than the older  planers at the Carlotta and Fortuna  mills.
Palco has spent $28.2  million  through  March 31, 2006,  on the new sawmill and planer project and estimates additional  expenditures of $4.5 million related to the project in 2006.

     The following table presents selected operational and financial information for the periods indicated, for the Company's forest products operations.

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                               ----------------------------
                                                                                   2006           2005
                                                                               -------------  -------------
                                                                                 (In millions of dollars,
                                                                                   except shipments and
                                                                                         prices)
                                                                                ---------------------------
Shipments:
  Timber harvest (1)                                                               14.2           33.1
                                                                               =============  =============
  Lumber: (2)
    Redwood upper grades                                                            0.6            2.4
    Redwood common grades                                                          37.0           43.1
    Douglas-fir upper grades                                                          -            0.3
    Douglas-fir common grades                                                      23.1           33.0
    Other                                                                           0.4            0.8
                                                                               -------------  -------------
  Total lumber                                                                     61.1           79.6
                                                                               =============  =============
  Cogeneration power (3)                                                           27.9           40.7
                                                                               =============  =============

Average sales price:
  Lumber: (4)
    Redwood upper grades                                                       $  1,344       $  1,183
    Redwood common grades                                                           633            610
    Douglas-fir upper grades                                                        -              895
    Douglas-fir common grades                                                       364            367
  Cogeneration power (5)                                                             66             63

Net sales:
  Lumber, net of discount                                                      $   32.5        $  41.4
  Logs                                                                              2.0            1.5
  Cogeneration power                                                                1.9            2.6
  Wood chips                                                                        0.7            1.1
  Other (6)                                                                         0.7            0.7
                                                                               -------------  -------------
Total net sales                                                                $   37.8        $  47.3
                                                                               =============  =============
Operating loss                                                                 $   (5.5)       $  (2.8)
                                                                               =============  =============
Loss before income taxes and cumulative effect of accounting change            $  (21.0)       $ (16.3)
                                                                               =============  =============
____________________
(1)  Timber harvest is expressed in millions of board feet, net Scribner scale.
(2)  Lumber shipments are expressed in millions of board feet.
(3)  Power deliveries are expressed in thousands of megawatt hours.
(4)  Dollars per thousand board feet.
(5)  Dollars per megawatt hour.
(6)  The Company  realized a gain of $0.7  million on the sale of certain  Palco
     Timberlands in the first quarter of 2006.

     Net Sales
     Total net sales for forest products  operations  decreased to $37.8 million for the first  quarter  of 2006,  as  compared  to $47.3  million  for the first quarter  of 2005.  The $9.5  million  decrease  in net  sales was due to a 23.3%
decline  in lumber  shipments  as a result of  adverse  weather  and a lower log supply from ScoPac during the first quarter of 2006.

     Operating Income (loss)
     Operating losses for forest products  operations  increased by $2.7 million for the first quarter of 2006, as compared to the same period in 2005, primarily due to lower sales volumes during the first quarter of 2006, partially offset by lower spending due to administrative  staffing reductions.  Operating losses for the first quarter of 2005 include a one-time  benefit  related to a $3.1 million insurance settlement.

     Loss Before Income Taxes and Cumulative Effect of Accounting Change
     Forest products  operations' loss before income taxes and cumulative effect of accounting change increased by $4.7 million for the first quarter of 2006, as compared to the same 2005  period,  primarily  due to the  decline in  operating results discussed above and higher interest expense.

Real Estate Operations

     Industry Overview and Selected Operational Data
     The Company,  principally  through its wholly owned  subsidiaries and joint ventures,  invests  in and  develops  residential  and  commercial  real  estate primarily in Puerto Rico, Arizona,  California, and Texas. Results of operations between quarterly periods for the Company's real estate operations are generally not  comparable due to the timing of individual  real estate sales  transactions and  cash  collections.  Accordingly,  results  for  any  one  quarter  are  not necessarily  indicative  of  results  to be  expected  for the  full  year.  The following table presents selected operational and financial  information for the three  months  ended  March 31,  2006 and 2005,  for the  Company's  real estate operations.

                                                                                   Three Months
                                                                                       Ended
                                                                                     March 31,
                                                                              -------------------------
                                                                                  2006         2005
                                                                              ------------ ------------
                                                                                   (In millions of
                                                                                      dollars)
                                                                               ------------------------
Net sales:
  Real estate:
    Fountain Hills                                                            $    2.1     $    6.7
    Mirada                                                                         9.1          2.6
    Palmas                                                                         8.6          4.6
                                                                              ------------ ------------

   Total                                                                          19.8         13.9
                                                                              ------------ ------------
  Resort, commercial and other:
    Fountain Hills                                                                 1.0          1.4
    Palmas                                                                         3.4          2.9
    Commercial lease properties                                                    4.6          4.5
    Other                                                                          0.2          0.1
                                                                              ------------ ------------
     Total                                                                         9.2          8.9
                                                                              ------------ ------------
Total net sales                                                               $   29.0     $   22.8
                                                                              ============ ============

Operating income (loss):
    Fountain Hills                                                            $    0.4     $    2.6
    Mirada                                                                         4.8          0.8
    Palmas                                                                         5.9          1.8
    Commercial lease properties                                                    2.1          1.5
    Other                                                                         (0.3)           -
                                                                              ------------ ------------
      Total operating income                                                  $   12.9     $    6.7
                                                                              ============ ============
Investment, interest and other income (expense), net:
  Equity in earnings (losses) fr$m real estat$ joint ventures                     (0.2)        (0.2)
  Other                                                                            1.2          0.6
                                                                              ------------ ------------
                                                                              $    1.0     $    0.4
                                                                              ============ ============

Income before income taxes and cumulative effect of accounting change         $    9.5     $    2.7
                                                                              ============ ============

     Net Sales
     Total net sales for the real  estate  operations  for the first  quarter of
2006  increased  by $6.2  million,  as  compared  to the  same  period  in 2005, primarily due to increased lot sales at Mirada and deferred profit recognized at
Palmas, offset by a reduction in the number of lots sold at Fountain Hills.

     Operating  Income and Income Before Income Taxes and  Cumulative  Effect of
Accounting Change
     Operating income increased by $6.2 million for the first quarter of 2006 as compared  to the same  period of 2005,  primarily  as a result of the  increased sales noted above.  The  segment's  income  before  income taxes and  cumulative effect of  accounting  change  increased by $6.8  million for the first  quarter
2006,  as  compared to the same period in 2005,  primarily  due to improved  the operating results noted above.

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

     The following table presents selected operational and financial information for the first  quarter ended March 31, 2006 and 2005,  for the Company's  racing operations.

                                                                                   Three Months
                                                                                       Ended
                                                                                     March 31,
                                                                              -------------------------
                                                                                  2006         2005
                                                                              ------------ ------------
                                                                                   (In millions of
                                                                                      dollars)
                                                                               ------------------------
Number of live race days:
  Sam Houston Race Park                                                             42           42
  Valley Race Park                                                                  62           63

Handle:
  Sam Houston Race Park:
    On-track handle                                                           $   33.1     $   31.8
    Off-track handle                                                              77.1         73.1
                                                                              ------------ ------------
     Total                                                                    $  110.2     $  104.9
                                                                              ============ ============

  Valley Race Park:
    On-track handle                                                           $    5.9     $    5.6
    Off-track handle                                                               2.4          1.5
                                                                              ------------ ------------
     Total                                                                    $    8.3     $    7.1
                                                                              ============ ============

Net sales:
  Sam Houston Race Park:
    Gross pari-mutuel commissions                                             $    9.5     $    9.2
    Other revenues                                                                 2.0          1.9
                                                                              ------------ ------------
     Total                                                                        11.5         11.1
                                                                              ------------ ------------

  Valley Race Park:
    Gross pari-mutuel commissions                                                  1.5          1.4
    Other revenues                                                                 0.4          0.4
                                                                              ------------ ------------
     Total                                                                         1.9          1.8
                                                                              ------------ ------------
Total net sales                                                               $   13.4         12.9
                                                                              ============ ============

Operating loss:
  Sam Houston Race Park                                                       $      -     $      -
  Valley Race Park                                                                (0.1)        (0.2)
                                                                              ------------ ------------
    Total operating loss                                                      $   (0.1)    $   (0.2)
                                                                              ============ ============

Loss before income taxes and cumulative effect of accounting change           $   (0.1)    $   (0.2)
                                                                              ============ ============

     Net Sales
     Total net sales  for  racing  operations  increased  slightly  in the first quarter  2006  compared to the prior year period,  principally  due to increased average  daily  attendance  at both Sam  Houston  Race Park and Valley Race Park improved slightly.

     Operating  Loss and Loss Before Taxes and  Cumulative  Effect of Accounting
Change
     Racing  operations'  operating  loss and loss before  taxes and  cumulative effect of accounting change for the first quarter of 2006 improved slightly from the  comparable  period in 2005,  principally  due to the higher net sales noted
above.

     Other Items Not Directly Related to Industry Segments

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  ------------------------
                                                                                     2006        2005
                                                                                  ----------- ------------
                                                                                      (In millions of
                                                                                         dollars)
                                                                                  ------------------------
Operating loss                                                                 $   (1.0)      $ (0.9)
Income (loss) before cumulative effect of accounting change                         2.1         (0.4)

     Operating Loss
     Corporate  operating losses represent general and  administrative  expenses that are not attributable to the Company's industry segments.  The first quarter of 2005  included  a  non-recurring  severance  expense of $0.5  million  and an additional  $0.4 million credit for stock-based  compensation  than in the first quarter of 2006.

     Income  (Loss)  Before  Income Taxes and  Cumulative  Effect of  Accounting
Change
     In the first  quarter  of 2006,  the  Company  realized  higher  returns on marketable securities and other short-term investments.

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
Accordingly, creditors of subsidiaries of the Company have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the Company.  Certain of the Company's  subsidiaries,  principally  Palco and
ScoPac,  are  restricted by their various debt  instruments  as to the amount of funds that can be paid in the form of dividends or loaned to affiliates.  ScoPac is highly leveraged and has significant debt service requirements. Palco is also highly leveraged, has significant debt service obligations,  and is currently in default  of  covenants  on the Palco  Term Loan and the Palco  Revolving  Credit
Facility, which could result in the acceleration of Palco's debt obligations.

     Cash Flow

     The following table summarizes certain data related to financial  condition and to investing and financing activities of the Company and its subsidiaries.

                                       Forest Products
                                ------------------------------
                                 Scotia      Palco                Real                           MAXXAM
                                  LLC      and Other    MGI      Estate    Racing      MGHI      Parent     Total
                                ---------  ----------  -------  ---------  --------  --------- ---------  ---------
                                                             (In millions of dollars)
                                ------------------------------------------------------------------------------------
Indebtedness (excluding
intercompany notes)
Short-term borrowings and current maturities of long-term debt:
  March 31, 2006                $ 72.3 (2) $  47.4 (3) $   -    $   4.2     $ 0.1     $    -     $     -   $ 124.0
  December 31, 2005               49.4        58.9         -        4.1       0.1          -           -     112.5

Long-term debt, excluding current maturities:
  March 31, 2006                 653.1     $     -     $   -    $ 218.8     $ 0.2     $    -     $     -   $ 872.1
  December 31, 2005              669.6           -         -      219.7       0.3          -           -     889.6

Cash, cash equivalents,
  marketable securities
  and other investments and
  availability of lender credit
March 31, 2006:
Cash and cash equivalents       $ 0.7      $   0.6     $   -     $ 33.1     $ 4.4     $   -       $ 14.9  $   53.7
Marketable securities and
other investments.........        1.1            -         -       29.5         -         -        119.7     150.3
Current restricted cash and
  marketable securities          13.1            -       2.0        2.3       0.9         -            -      18.3
Long-term restricted
  amounts                         2.5          2.4         -        3.0         -         -            -       7.9
                               ---------  ----------  -------  ---------  --------   ---------  --------- ---------
                               $ 17.4     $    3.0    $   2.0  $   67.9   $   5.3    $    -     $  134.6  $  230.2
                               ========= =========== ======== ========== ========= ===========  ========= ==========
  Unused and available
   credit                         4.5            -          -       1.2         -         -            -        5.7
                               ---------  ----------  -------  ---------  --------   ---------  --------- ---------
                               $ 21.9 (1) $    3.0    $   2.0   $  69.1   $   5.3    $    -     $  134.6   $  235.9
                               ========== =========== ======== ========== ========= ================================
------------------

Table and Notes continued on next page

                                       Forest Products
                               ------------------------------
                                 Scotia     Palco                 Real                           MAXXAM
                                  LLC     and Other     MGI      Estate    Racing      MGHI      Parent     Total
                               ---------  ----------  -------  ---------  --------  --------- ---------  ---------
                                                             (In millions of dollars)
                               ------------------------------------------------------------------------------------
Changes in cash and cash
equivalents
Capital expenditures:
  March 31, 2006               $  1.1    $     0.4    $     -  $   0.2   $   0.1    $    -     $      -   $    1.8
  March 31, 2005                  2.2          0.5          -      0.2       0.1         -          0.3        3.3

Net proceeds from
  dispositions of property and investments:
  March 31, 2006               $  0.8    $       -    $     -  $     -   $     -    $     -    $      -   $   $0.8
  March 31, 2005                    -            -          -        -         -          -           -          -

Borrowings (repayments) of
  debt and credit facilities,
  net of financing costs:
  March 31, 2006               $  6.3    $   (11.6)   $     -  $   (0.8) $  (0.1)   $     -    $      -   $  ($6.2)
  March 31, 2005                 11.6         (1.3)         -      (1.8)       -          -           -       $8.5

Dividends, advances including
  interest paid and tax
  sharing payments received (paid):
  March 31, 2006                $ 2.4    $    11.0    $   2.5  $   (1.4) $   1.0    $     -    $  (15.5)  $      -
  March 31, 2005                    -            -        2.4      (2.2)     4.5          -        (4.7)         -

(1)  Excludes  Timber Notes held in the SAR Account that ScoPac  intends to sell before the January 20, 2007, Timber Notes payment date. See Note 4.
(2)  Includes  outstanding  borrowings  under the ScoPac Line of Credit of $49.6 million and the current portion of Timber Notes  Scheduled  Amortization of
     $22.7 million.
(3)  Includes  outstanding  borrowings under the Palco Revolving Credit Facility of $12.7 million and the Palco Term Loan of $34.6 million.

     Operating Activities
     Net cash  used for  operating  activities  of $10.0  million  for the three months ended March 31, 2006,  increased by $3.1 million as compared to the three months  ended March 31, 2005.  The increase is due  primarily to the reduced net loss and offsetting changes in long-term assets and long-term liabilities.

     Investing Activities
     Net cash used for investing activities of $3.0 million for the three months ended March 31, 2006, primarily reflects net purchases of short-term investments and net proceeds from restricted cash. Net cash provided by investing activities of $7.2  million  for the three  months  ended  March 31,  2005,  reflected  net proceeds from restricted cash.

     Financing Activities
     The $6.2 million of net cash used for  financing  activities  for the three months ended March 31, 2006,  principally  reflects repayments on long-term debt partially  offset by additional  borrowings to fund forest products  operations.
Net cash  provided by financing  activities of $8.5 million for the three months ended March 31, 2005,  principally  reflects  additional  borrowings to fund the
Company's forest products operations.

   MAXXAM Parent

     MAXXAM  Parent has in the past  provided,  and may from time to time in the future  under  appropriate  circumstances  provide,  various  forms of financial
assistance  to  its   subsidiaries,   or  may  enter  into  financing  or  other
transactions  with its  subsidiaries,  including  secured or unsecured loans, or asset purchases.  There can be assurances that MAXXAM Parent's subsidiaries will
have  sufficient   liquidity  in  the  future  to  repay   intercompany   loans.
Additionally,  the Company may from time to time  purchase  shares of its Common
Stock on national exchanges or in privately negotiated transactions.

     Although  there  are  no  restrictions  on  the  Company's  ability  to pay dividends on its capital  stock,  the Company has not paid any  dividends  for a number of years and has no present intention to do so.

     At March 31, 2006,  MAXXAM Parent had  unrestricted  cash, cash equivalents and  marketable  securities  and other  investments of $134.5 million and MAXXAM
Parent did not have any external debt.  MAXXAM Parent believes that its existing resources will be sufficient to fund its working  capital  requirements  for the next year. With respect to long-term liquidity,  MAXXAM Parent believes that its existing cash and cash resources,  together with future  distributions  from the real estate  segment,  will be sufficient to meet its long-term  working capital requirements.  See Note 1, "-Potential  Impact on Registrant and Certain Related
Entities"  regarding potential adverse impacts upon MAXXAM Parent as a result of the liquidity issues being experienced by Palco and ScoPac.

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

     Regulatory and environmental  matters as well as legal actions have had and are expected to continue to have a significant  adverse  effect on the Company's forest products  operations and liquidity.  The ability to harvest ScoPac Timber depends in large part upon  ScoPac's  ability to obtain  regulatory  approval of
THPs. ScoPac has experienced difficulties and delays in the approval of its THPs as the  result  of  regulatory  and  litigation  challenges  and  expects  these challenges to persist.  Moreover,  the Company expects to continue to experience further  difficulties,  limitations  and  delays  in being  able to  harvest  on previously-approved  THPs due to, among other things, actions by the North Coast
Water Board (see below).  The  foregoing  matters  have  resulted in declines in actual and expected harvest levels and cash flows,  significant increases in the cost of  logging  operations  and  increased  costs  related  to timber  harvest litigation,  all of which have severely and  negatively  impacted the historical cash flows of both Palco and  ScoPac.  These  adverse  effects  are  expected to continue.

     The North Coast Water Board is requiring  Palco and ScoPac to apply various waste  discharge  reporting,  mitigation  and erosion  control  requirements  in respect of timber harvesting activities in several watersheds,  and is likely to impose  additional  measures  in the  future.  The North  Coast  Water  Board in
December 2003 directed its staff to formulate  WWDRs for the  Freshwater and Elk
River watersheds on the Palco Timberlands. As harvesting activities on the Palco
Timberlands  cannot  readily be moved  between  watersheds  due to,  among other things, historic harvest patterns,  adjacency restrictions,  and the age classes of  trees,  development  of  WWDRs  and  the  other  matters  described  in  the
"Regulatory and Environmental  Factors" section of Note 7 are expected to result in reduced harvest and less  predictability  in the future  regarding the mix of logs available for sale by ScoPac to Palco, which negatively impacts cash flow.

     The North  Coast  Water Board for some time failed to release for harvest a number of ScoPac's THPs that had already been approved by the other governmental agencies which approve  ScoPac's THPs. The North Coast Water Board  subsequently allowed harvesting on a portion of the approved THPs;  however,  the State Water
Board  later  disallowed  harvesting  on a  portion  of the  THPs  that had been released by the North Coast Water Board.  On May 8, 2006,  the North Coast Water
Board adopted WWDR's for the Freshwater and Elk River  watersheds,  which action has the effect of allowing harvesting in these two watersheds to begin once THPs are released by the Executive Officer of the North Coast Water Board.  There can
be no assurance that the THPs related to these two watersheds will ultimately be released or  harvested  as planned in 2006 or that the action of the North Coast
Water  Board  will not be  appealed  to the  State  Water  Board.  While  ScoPac continues to project  that its annual  harvest  level over the  ten-year  period beginning  2006 to be  approximately  100  million  board  feet per  year,  this projection is significantly  below historical harvest levels, and actual harvest levels  may  be  even  lower,  depending  on the  ultimate  outcome  of  various assumptions.

     ScoPac Liquidity Update
     Due to its highly leveraged  condition,  ScoPac is more sensitive than less leveraged  companies to factors  affecting  its  operations,  including  low log prices,  governmental  regulation and  litigation  affecting  timber  harvesting operations on the ScoPac  Timber (see Item 1A. "Risk  Factors," of the Form 10-K
and  Note  7),  and  general  economic  conditions.  ScoPac's  cash  flows  from operations are  significantly  impacted by harvest  volumes and log prices.  The
Master Purchase Agreement between ScoPac and Palco (see Item 1. "Business-Forest
Products  Operations-Relationships  among the Palco Companies" of the Form 10-K)
contemplates  that all sales of logs by ScoPac to Palco  will be at fair  market value (based on stumpage  prices) for each  species and category of timber.  The
Master Purchase  Agreement provides that if the purchase price equals or exceeds the SBE Price and a structuring  price set forth in a schedule to the Indenture, the purchase  price is deemed to be at fair market value.  If the purchase price equals or exceeds the SBE Price,  but is less than the structuring  price,  then
ScoPac is required to engage an independent  forestry consultant to confirm that the purchase price reflects fair market value.  In January 2006, the State Board of  Equalization  adopted the new Harvest  Value  Schedule for the first half of
2006. The prices published in that schedule reflected a 5.3% increase in the SBE
Price for small redwood logs and a 5.6% decrease for small Douglas-fir logs from the prices published for the second half of 2005.

     In  the  absence  of  significant  regulatory  relief  and  accommodations,
ScoPac's future annual timber harvest levels and cash flows from operations will for at least the next  several  years be  substantially  below  both  historical levels and the minimum levels  necessary in order to allow ScoPac to satisfy its debt service obligations in respect of the Timber Notes.

     Due to regulatory  constraints  and adverse weather  conditions  during the first  quarter of 2006,  harvest  levels were lower than planned  resulting in a liquidity shortfall at ScoPac. Consequently,  in January 2006 and again in April
2006,  ScoPac  requested and MGI approved timber purchases which provided ScoPac an aggregate of $4.4 million of additional liquidity to pay its expenses.

     On the Timber Notes payment date in January 2006,  ScoPac used its existing cash  resources,  all of the remaining  funds available under the ScoPac Line of
Credit,  and the  additional  funds made  available  from a $2.3 million  timber purchase by MGI, to pay all of the $27.7 million of interest due ($25.8  million net of interest due in respect of Timber Notes held in the SAR Account).  ScoPac also repaid $19.3 million of principal on the Timber Notes ($11.9 million net of principal in respect of Timber Notes held in the SAR  Account),  an amount equal to Scheduled Amortization, using funds held in the SAR Account.

     ScoPac management  estimates that its cash flows from operations,  together with funds available under the ScoPac Line of Credit and other available  funds, will be insufficient,  by a substantial  amount, to pay the entire amount of the interest due on the July 20, 2006,  payment  date.  ScoPac also expects to incur additional interest shortfalls over at least the next several years. The failure of  ScoPac  to pay all of the  interest  on the  Timber  Notes  when  due  would constitute an event of default under the Indenture.

     In an effort to address the expected shortfall on the July 20, 2006 payment date, and other future expected cash shortfalls, ScoPac has initiated the ScoPac
Land Sale  Program  whereby  ScoPac is  seeking to sell  certain  non-timberland properties  such as  ranchlands  and  recreational  areas,  as  well as  certain timberlands.  There can be no  assurance  that these  marketing  efforts will be successful.

     To the extent that ScoPac is unable to generate  sufficient  liquidity from the ScoPac Land Sale Program or other sources,  the Company  expects that ScoPac will be forced to take  extraordinary  actions,  which may  include:  laying off employees,  shutting down various  operations,  and seeking protection by filing under the Bankruptcy Code.

     Palco Liquidity Update
     Palco  continues  to  experience  liquidity  shortfalls.  The  most  recent liquidity  shortfalls result primarily from a continued  imbalance in the mix of log  inventories,  a  reduction  in  log  supply  from  ScoPac  and  operational inefficiencies  related to the large log processing  line at the Scotia sawmill.
In the first quarter of 2006 and again in April 2006,  additional  liquidity was needed at Palco and Palco  borrowed an  aggregate  of $19.0  million from MGI to meet its cash shortfalls.

     As of December 31, 2005 and March 31, 2006, Palco and Britt were in default under  the  Palco  Term  Loan and the Palco  Revolving  Credit  Facility  due to
financial covenant breaches.  Palco estimates that, without necessary amendments to the Palco Term Loan and the Palco  Revolving  Credit  Facility and sufficient additional  working  capital,  it will have  insufficient  liquidity to fund its anticipated  cash shortfalls in 2006 and its planned level of operations for the next several years. Palco is pursuing  discussions with its lenders in an effort to resolve the defaults and obtain additional  liquidity  necessary to fund 2006 and future liquidity needs. There can be no assurance that Palco will be able to resolve the defaults and obtain  additional  liquidity  necessary to fund future expected cash shortfalls.

     In an effort to reduce its overall  debt  level,  Palco has  initiated  the
Palco Asset Sale Program whereby Palco is marketing certain assets, and Palco is also  seeking  other  sources  of  liquidity.  The Palco Term Loan and the Palco
Revolving  Credit Facility each contain  provisions  requiring that the net cash proceeds from asset sales be used to prepay  amounts  outstanding  under the two facilities.  Accordingly,  proceeds  generated from the Palco Asset Sale Program would not be available to fund working  capital  needs until the Palco Term Loan is paid in full. There can be no assurance that these marketing  efforts will be successful or that Palco will be successful  in securing  sufficient  additional liquidity.

     In the event that Palco is unable to secure the necessary liquidity to fund
its  expected  future  liquidity   shortfalls,   it  would  be  forced  to  take
extraordinary  actions,  which may include:  further  reducing  expenditures  by laying off employees,  shutting down various operations,  and seeking protection by filing under the Bankruptcy Code.

     In addition to the material adverse effects being  experienced by Palco and
ScoPac due to continuing regulatory,  environmental and litigation difficulties, there can be no assurance  that certain  other  pending  legal,  regulatory  and environmental matters or future governmental regulations, additional litigation, legislation,  judicial or administrative decisions,  adverse weather conditions, or low lumber or log prices,  will not also have material adverse effects on the financial condition,  results of operations or liquidity of the Company's forest products  operations.  See Note 7 for further  discussion of the  regulatory and environmental  matters and legal  proceedings  affecting  the  Company's  forest products operations.

     Capital  expenditures  for Palco and ScoPac were $1.5 million for the first quarter of 2006 and are expected to be between  $13.0  million and $14.0 million for the remainder of 2006,  subject to available  cash.  Palco's pension funding was $0.4 million in the first quarter of 2006 and is expected to be $8.2 million for the remainder of 2006.

   Real Estate Operations

     Capital  expenditures and real estate  improvements  and development  costs were $2.1  million for the first  quarter of 2006 and are expected to be between approximately  $21.0  million  to  $26.0  million  for the  remainder  of  2006, primarily for  infrastructure  construction  obligations at Fountain Hills.  The
Company  expects  that  these  expenditures  will be funded by cash  flows  from operations, existing cash and available credit facilities.

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

   Racing Operations

     Capital  expenditures and investments in new ventures were $0.1 million for the first  quarter of 2006 and an  additional  $0.2  million is expected for the remainder of 2006.

     Subject to available  resources,  the Company's racing segment may purchase additional  properties  and/or  seek to expand  its  operations  as  appropriate opportunities arise.

     During the first  quarter of 2006,  SHRP,  Ltd.  borrowed $1.0 million from
MAXXAM Parent to improve its working capital  position.  SHRP, Ltd.'s management expects that SHRP, Ltd. will require  additional  advances from MAXXAM Parent to fund its  operations  and  capital  expenditures  in the future.  SHRP,  Ltd. is
experiencing   strong  competition  from  Internet  wagering  and  "racinos"  in surrounding  states.  These  factors  will  also  play a role  in the  long-term liquidity of SHRP, Ltd.

Off-Balance Sheet Arrangements

     The  Company  does not have any  off-balance  sheet  financing,  other than
operating   leases   entered  into  in  the  normal   course  of  business,   or
unconsolidated  special purpose  entities.  The Company does not use derivatives for any of its treasury or risk management activities.

Trends

     Forest Products Operations

     Harvest  levels at the Company forest  products  operations are expected to decline  significantly,  as compared to historical  harvest levels,  in 2006 and beyond. Consequently, cash flows from ScoPac's operations will not be sufficient for at least the next several  years to allow ScoPac to satisfy its debt service obligations  in respect of its Timber  Notes.  In an effort to address  expected future  cash  shortfalls,  ScoPac is  seeking  to sell  certain  non-timberlands
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

     Racing Operations

     A special session of the Texas Legislature was called in April 2006 and its next regular  session will begin in January of 2007. The Company has in the past and intends to continue to vigorously pursue gaming legislation favorable to it.
As some  legislation may require the approval of two-thirds of each  legislative house and a majority of the state's  voters,  no assurance can be given that any such legislation will be enacted or become effective. Moreover, it is impossible to determine what the provisions of any such legislation  would be or its effect on the Company.

     In  January  2004,  a  subsidiary  of the  Company  applied  to the  Racing
Commission  for an  additional  license to construct and operate a Class 2 horse racing  facility in Laredo,  Texas.  There can be no assurance  that the Company will obtain this additional license as, among other things, there is a competing applicant.  A hearing  before a State  administrative  law judge to review  both applications concluded in March 2006 and the Company is awaiting a decision.

Contractual Obligations

      There has been no material changes to the Company's contractual obligations provided in the Form 10-K.

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

New Accounting Pronouncements

     See Note 2 for a  discussion  of new  accounting  pronouncements  and their impact on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in  interest  rates  primarily  under the
ScoPac Line of Credit and the Palco  Revolving  Credit  Facility  and Palco Term
Loan,  as well as certain  other debt  facilities  used to finance  real  estate development  activities.  As of March 31,  2006,  there  were  $96.9  million in borrowings  outstanding under all variable rate facilities.  Based on the amount of borrowings  outstanding  under these facilities during the three months ended
March 31, 2006, a 1.0% change in interest rates  effective from the beginning of the year would have resulted in an increase or decrease in interest  expense for the period of $0.2 million.

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

     As of the end of the period covered by this report,  our management carried out an  evaluation,  under the  supervision  and with the  participation  of the
Company's management,  including our Chief Executive Officer and Chief Financial
Officer,  of the  effectiveness  of the design and  operation  of the  Company's disclosure  controls and procedures.  Based on the  evaluation,  our management, including our Chief  Executive  Officer and Chief Financial  Officer,  concluded that the Company's disclosure controls and procedures were effective as of March
31, 2006.

     There have been no significant  changes in the Company's  internal controls or in other  factors  that  could  significantly  affect the  internal  controls subsequent to the date the Company completed its evaluation.

                        PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information set forth in Note 7 is incorporated herein by reference.

ITEM 1A. RISK FACTORS

     Part I, Item 1A of the Company's Form 10-K contains  important risk factors that could cause the Company's  actual results to differ  materially  from those projected in any forward-looking statement. The Company has amended and restated
the first item under "Risk  Factors-Risks  Related to Forest Products Regulatory
Matters" to read as follows:

     Regulatory and legislative actions have the power to limit ScoPac's harvest levels and  require  ScoPac and Palco to incur  additional  costs and have other adverse consequences.

     Regulatory and legislative  actions,  among others, are now having, or have the potential to have material adverse impacts on ScoPac and Palco:

     o    The North Coast Water Board has failed to release for harvest a number of ScoPac's  previously-approved  THPs, reducing current and projected harvest  levels  significantly.  Continued  failure of the North Coast
          Water  Board to release  THPs for harvest  would  worsen the cash flow difficulties  of Palco and ScoPac.  The staff of the North Coast Water
          Board has adopted WWDRs for the Freshwater  and Elk River  watersheds, which  action  has the  effect  of  allowing  harvesting  in these two watersheds to begin once THPs are released by the Executive Officer of the North Coast Water Board.  There can be no assurance  that the THPs related  to these  two  watersheds  will  ultimately  be  released  or harvested  as planned  in 2006 or that the  action of the North  Coast
          Water Board will not be appealed  to the State Water  Board.  If there are  further  delays in the  release of these  THPs,  there could be a further  significant  adverse  impact on current  and  future  harvest levels and the cash flows of both Palco and ScoPac.

     o    The final TMDL  requirements  applicable to the Palco  Timberlands may require  aquatic  protection  measures that are  different  from or in addition  to  those  in the  HCP or that  result  from  the  watershed analysis  process  provided  for in the HCP.  These  requirements  may further reduce the cash flows of ScoPac and Palco.

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

     o    The North  Coast  Water  Board has  imposed  requirements  for certain mitigation and erosion control practices in several  watersheds within
          the  Palco  Timberlands.   The  requirements   imposed  to  date  have
          significantly   increased  operating  costs.  Additional  requirements
          imposed in the future could further increase costs and cause delays in
          THP approvals.

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
          Company's forest products operations.

     This risk  factor and those set forth in the Form 10-K do not  represent  a comprehensive  list of factors that could cause our results to differ from those that are currently anticipated and should be read together with the risk factors set  forth  in the  Form  10-K  and in the  Company's  other  filings  with  the
Securities and Exchange Commission.

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

                                  MAXXAM INC.

Date: May 10, 2006      By:    /S/JOHN H. KARNES
                               ----------------------------------------------
                                  John H. Karnes
                                  Executive Vice President and Chief Financial Officer
                                 (Principal Financial Officer)

Date: May 10, 2006       By:   /S/ M. EMILY MADISON
                               ------------------------------------------------
                                   M. Emily Madison
                                   Vice President, Finance
                                  (Principal Accounting Officer)

                               APPENDIX A

                            Glossary of Defined Terms

Set forth below is a list of all terms used in this Report

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

Britt: Britt Lumber Co., Inc., a wholly owned subsidiary of Palco

California Permits: The Permits issued by California pursuant to the HCP

California  Headwaters  Action:  The claim  filed by Palco and  ScoPac  with the
Claims Board against the North Coast Water Board,  the State Water Board and the
State of  California  (Claim No.  G558159)  alleging  that the  defendants  have substantially  impaired their  contractual and legal rights under the Headwaters
Agreement

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

Claims Board: The California Victim Compensation and Government Claims Board

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

Form 10-K:  Annual  Report on Form 10-K of the Company for the fiscal year ended
December 31, 2005

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

Indenture: The indenture governing the Timber Notes

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

Palco Companies: Palco, ScoPac and Salmon Creek, collectively

Palco Revolving  Credit  Facility:  Revolving  credit facility  evidenced by the
Revolving  Credit Agreement dated as of April 19, 2005 among Palco and Britt, as
Borrowers, and Credit Suisse First Boston

Palco Term Loan: $35.0 million term loan evidenced by the Term Loan Agreement dated as of April 19, 2005 among Palco and Britt, as Borrowers, and The CIT
Group/Business Credit, Inc.

Palco Timberlands:  The Palco Timberlands and the timberlands owned by Palco and
Salmon Creek

Palmas:  Palmas  del Mar,  a  master-planned  residential  community  and resort located on the southeastern coast of Puerto Rico near Humacao

Permits:  The incidental take permits issued by the United States and California pursuant to the HCP

PSLRA: Private Securities Litigation Reform Act of 1995

Racing Commission: Texas Racing Commission

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

State Water Board: California State Water Resources Control Board

State Water Board  action:  An action  entitled The Pacific  Lumber  Company and
Scotia Pacific Company LLC v. State Water  Resources  Control Board, at al. (No.
CV050516) in Humboldt  County  Superior  Court  appealing  the State Water Board
Order

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

Trustee: The trustee under the Indenture

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