Form 10-Q
period 2006-08-09
MAXXAM INC
filed 2006-08-09
CIK 63814

                                      UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 2006

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
Yes     No X

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):
Large accelerated filer          Accelerated filer X       Non-accelerated filer

     Indicate  by check mark  whether  the  Registrant  is a shell  company  (as defined in Rule 12b-2 of the Exchange Act).
 Yes X     No

     Number of shares of common stock outstanding at August 8, 2006: 5,259,657

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
          Item 4.   Submission of Matter to a Vote of Security Holders..........
          Item 6.   Exhibits....................................................
          Signatures............................................................

APPENDIX A - GLOSSARY OF DEFINED TERMS..........................................

                                 MAXXAM INC. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS
                  (In millions of dollars, except share information)
                                                                                           June 30,    December 31,
                                                                                            2006            2005
                                                                                        ---------------------------
                                                                                                (Unaudited)
                                                                                        ---------------------------
Assets
Current assets:
  Cash and cash equivalents                                                             $     36.0    $    72.9
  Marketable securities and other short-term investments                                     132.5        134.6
Receivables:
  Trade net of allowance for doubtful accounts of $0.7 and $0.8, respectively                 13.2         11.1
  Other                                                                                        4.4          5.4
Inventories:
  Lumber                                                                                       8.4          7.6
  Logs                                                                                         8.9         18.9
Real estate and other assets held for sale                                                    17.2         12.6
Prepaid expenses and other current assets                                                     16.6         16.4
Restricted cash and marketable securities                                                     19.5         29.1
                                                                                         ------------ --------------
     Total current assets                                                                    256.7        308.6
Property, plant and equipment, net of accumulated depreciation of $221.7 and
  $207.9, respectively                                                                       343.1        355.0
Timber and timberlands, net of accumulated depletion of $228.5 and $226.3, respectively      203.6        208.7
Real estate                                                                                   39.3         43.2
Deferred income taxes                                                                         95.1         95.1
Intangible assets                                                                              2.4          2.9
Long-term receivables and other assets                                                        27.1         26.9
Restricted cash and marketable securities                                                      7.9          7.9
                                                                                         ------------ --------------
                                                                                         $   975.2     $1,048.3
                                                                                         ============ ==============
Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable                                                                       $    14.8    $    11.2
  Accrued interest                                                                            26.0         25.9
  Accrued compensation and related benefits                                                   18.4         20.7
  Other accrued liabilities                                                                   32.9         37.0
  Short-term borrowings and current maturities of long-term debt                              69.2        112.5
                                                                                         ---------------------------
     Total current liabilities                                                               161.3        207.3
Long-term debt, less current maturities                                                      914.0        889.6
Accrued pension and other postretirement benefits                                             33.4         34.1
Losses in excess of investment in Kaiser                                                     516.2        516.2
Other noncurrent liabilities                                                                  55.2         62.4
                                                                                         ---------------------------
     Total liabilities                                                                     1,680.1      1,709.6
                                                                                         ---------------------------
Commitments and contingencies (see Note 7)
Stockholders' deficit:
  Preferred stock, $0.50 par value; $0.75 liquidation preference; 2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible Preferred
    Stock; 668,964 shares issued and 668,119 shares outstanding                                0.3          0.3
  Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359 shares
    issued; 5,260,657 and 5,967,942 shares outstanding                                         5.0          5.0
  Additional capital                                                                         225.3        225.3
  Accumulated deficit                                                                       (691.8)      (670.4)
  Accumulated other comprehensive loss                                                       (96.4)       (96.6)
  Treasury stock, at cost (shares held:  preferred - 845; common - 4,802,702 and
    4,095,417, respectively)                                                                (147.3)      (124.9)
                                                                                         ---------------------------
     Total stockholders' deficit                                                            (704.9)      (661.3)
                                                                                         ---------------------------
                                                                                         $   975.2     $1,048.3
                                                                                         ===========================

     The accompanying notes are an integral part of these financial statements.

                         MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In millions of dollars, except per share information)

                                                                           Three Months               Six
                                                                               Ended            Months Ended
                                                                              June 30,             June 30,
                                                                 ------------------------- -------------------------
                                                                     2006         2005          2006         2005
                                                                 ------------ ------------ -------------------------
                                                                                     (Unaudited)
                                                                  --------------------------------------------------
Net sales:
  Forest products                                                $   33.8     $   46.9     $    71.6    $   94.2
  Real estate                                                        19.2         30.1          48.2        52.9
  Racing                                                             10.5         10.2          23.9        23.1
                                                                 ------------ ------------ ------------ ------------
                                                                     63.5         87.2         143.7       170.2
                                                                 ------------ ------------ ------------ ------------
Costs and expenses:
  Cost of sales and operations:
    Forest products                                                  28.6         36.8          62.2        78.9
    Real estate                                                       8.1          9.6          16.4        16.4
    Racing                                                            9.5          9.0          20.7        19.6
  Selling, general and administrative expenses                       11.9         16.5          24.6        28.3
  Gain on sales of timberlands and other assets                      (5.2)        (0.1)         (5.9)       (0.1)
  Depreciation, depletion and amortization                            8.6          8.9          17.4        17.8
                                                                 ------------ ------------ ------------ ------------
                                                                     61.5         80.7         135.4       160.9
                                                                 ------------ ------------ ------------ ------------
Operating income (loss):
  Forest products                                                     0.1         (3.1)         (5.4)       (5.9)
  Real estate                                                         3.5         11.0          16.4        17.7
  Racing                                                             (1.6)        (0.9)         (1.7)       (1.1)
  Corporate                                                             -         (0.5)         (1.0)       (1.4)
                                                                 ------------ ------------ ------------ ------------
                                                                      2.0          6.5           8.3         9.3
Other income (expense):
  Investment and interest income                                      1.8          4.1           5.9         5.3
  Other income                                                        0.5          0.2           0.8         0.2
  Interest expense                                                  (19.1)       (18.4)        (38.7)      (36.1)
  Amortization of deferred financing costs                           (0.6)        (2.0)         (1.2)       (2.5)
                                                                 ------------ ------------ ------------ ------------
Loss before income taxes and cumulative effect of accounting
 change                                                             (15.4)        (9.6)        (24.9)      (23.8)
Benefit (provision) for income taxes                                  4.2            -           4.2           -
                                                                 ------------ ------------ ------------ ------------
Loss before cumulative effect of accounting change                  (11.2)        (9.6)        (20.7)      (23.8)
Cumulative effect of accounting change, net of tax                      -            -          (0.7)          -
                                                                 ------------ ------------ ------------ ------------
Net los                                                          $  (11.2)    $   (9.6)    $   (21.4)   $  (23.8)
                                                                 ============ ============ ============ ============
Basic and diluted loss per common and common
  equivalent share before cumulative effect of accounting
  change                                                         $  (1.97)    $  (1.60)    $  (3.56)    $ (3.98)
                                                                 ============ ============ ============ ============

Basic and diluted loss per common and common
  equivalent share after cumulative effect of accounting
  change                                                         $  (1.97)    $  (1.60)    $  (3.68)    $ (3.98)
                                                                 ============ ============ ============ ============

  The accompanying notes are an integral part of these financial statements.

                             MAXXAM INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In millions of dollars)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                          --------------------------
                                                                                              2006         2005
                                                                                          ------------ -------------
                                                                                                 (Unaudited)
                                                                                          --------------------------
Cash flows from operating activities:
  Net loss                                                                                  $ (21.4)     $  (23.8)
  Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
    Depreciation, depletion and amortization                                                   17.4          17.8
    Non-cash stock-based compensation benefit                                                  (3.4)         (3.8)
    Gains on sales of timberlands and other assets                                             (5.9)         (0.1)
    Net losses (gains) from marketable securities                                               0.1          (2.6)
    Amortization of deferred financing costs and discounts on long-term debt                    1.2           2.5
    Equity in loss of unconsolidated affiliates, net of dividends received                      0.3           0.4
    Increase (decrease) in cash resulting from changes in:
      Receivables                                                                              (1.3)          3.3
      Inventories                                                                               9.2          12.2
      Prepaid expenses and other assets                                                        (0.3)          1.3
      Accounts payable                                                                          3.6          (3.6)
      Accrued and deferred income taxes                                                        (4.2)         (0.3)
      Other accrued liabilities                                                                (6.4)         13.9
      Accrued interest                                                                          0.1           0.4
      Long-term assets and long-term liabilities                                                1.6           3.7
      Other                                                                                    (0.6)         (0.1)
                                                                                          ------------ -------------
        Net cash provided by (used for) operating activities                                  (10.0)         21.2
                                                                                          ------------ -------------
Cash flows from investing activities:
  Net proceeds from the disposition of property and investments                                 8.1           0.1
  Sales and maturities of marketable securities and other investments                         280.5         356.4
  Purchases of marketable securities and other investments                                   (278.2)       (356.3)
  Net proceeds from restricted cash                                                             9.5           6.5
  Capital expenditures                                                                         (4.2)         (8.9)
                                                                                          ------------ -------------
        Net cash provided by (used for) investing activities                                   15.7          (2.2)
                                                                                          ------------ -------------
Cash flows from financing activities:
  Proceeds from issuances of long-term debt                                                     0.2          38.0
  Redemptions and repurchases of, and principal payments on, long-term debt                   (15.3)        (16.5)
  Borrowings (repayments) under revolving and short-term credit facilities                     (3.8)          2.5
  Incurrence of deferred financing costs                                                       (1.3)         (3.1)
  Treasury stock purchases                                                                    (22.4)         (0.2)
                                                                                          ------------ -------------
        Net cash provided by (used for) financing activities                                  (42.6)         20.7
                                                                                          ------------ -------------
Net increase (decrease) in cash and cash equivalents                                          (36.9)         39.7
Cash and cash equivalents at beginning of the period                                           72.9          18.5
                                                                                          ------------ -------------
Cash and cash equivalents at end of the period                                              $  36.0      $   58.2
                                                                                          ============ =============

Supplemental disclosure of cash flow information:
  Interest paid, net of capitalized interest                                                $  38.6      $   35.7

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
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2006, the consolidated  results of operations for the three months and six months ended June 30, 2006 and 2005, and the consolidated cash flows for the six months ended June 30, 2006 and 2005.

     Financial Difficulties of Forest Products Entities

     Status of Regulatory Matters
     Regulatory and environmental  matters as well as legal actions have had and are expected to continue to have a significant  adverse  effect on the Company's forest products  operations and liquidity.  The ability to harvest ScoPac Timber depends in large part upon ScoPac's ability to obtain regulatory approval of its
THPs. ScoPac has experienced difficulties and delays in the approval of its THPs as the  result  of  regulatory  and  litigation  challenges  and  expects  these challenges to persist.  Moreover,  the Company expects to continue to experience further  difficulties,  limitations  and  delays  in being  able to  harvest  on previously-approved  THPs due to, among other things, actions by the North Coast
Water Board (see below).  The  foregoing  matters  have  resulted in declines in actual and expected harvest levels and cash flows,  significant increases in the cost of  logging  operations  and  increased  costs  related  to timber  harvest litigation,  all of which have severely and  negatively  impacted the historical cash flows of both Palco and  ScoPac.  These  adverse  effects  are  expected to continue.

     The North Coast Water Board is requiring  Palco and ScoPac to apply various waste  discharge  reporting,  mitigation  and erosion  control  requirements  in respect of timber harvesting activities in several watersheds,  and is likely to impose  additional  measures  in the  future.  The North  Coast  Water  Board in
December 2003 directed its staff to formulate  WWDRs for the  Freshwater and Elk
River  watersheds  on the  Palco  Timberlands.  THPs  in  these  two  watersheds represent a significant  portion of the harvest planned in 2006 and for the next several years. As harvesting  activities on the Palco Timberlands cannot readily be moved  between  watersheds  due to,  among  other  things,  historic  harvest patterns,  adjacency restrictions,  and the age classes of trees, development of
WWDRs and the other  matters  described  in the  "Regulatory  and  Environmental
Factors"  section of Note 7 have in the past and are  expected  to  continue  to result in reduced harvest and less  predictability  in the future  regarding the mix of logs available for sale by ScoPac to Palco, which negatively impacts cash flow.

     As the WWDRs had not yet been  formulated  for the Freshwater and Elk River watersheds,  the North  Coast  Water  Board for some time  failed to release for harvest a number of ScoPac's  THPs that had already  been  approved by the other governmental  agencies which approve  ScoPac's THPs. The North Coast Water Board subsequently  allowed harvesting on a portion of the approved THPs; however, the
State Water Board later disallowed  harvesting on a portion of the THPs that had been  released by the North Coast Water Board.  On May 8, 2006,  the North Coast
Water Board adopted WWDRs for the Freshwater and Elk River watersheds, which has the effect of allowing harvesting in these two watersheds to begin once THPs are enrolled,  up to  approximately  50% of the CDF  Harvest  Limit  for  these  two watersheds.  Additional THPs, bringing the total to approximately 75% of the CDF
Harvest  Limit for these two  watersheds,  may be enrolled  upon approval by the
Executive  Officer of the North Coast Water Board's staff of a monitoring  plan, which has been  submitted  by Palco.  While  certain  THPs  related to these two watersheds  have  been  enrolled,  and  harvesting  has  begun,  there can be no assurance that  additional  THPs related to these two watersheds will ultimately be enrolled or  harvested  as planned in 2006 or in future years as, among other things,  Palco's  monitoring  plan has not been approved.  The North Coast Water
Board's  adoption of these WWDRs has been appealed to the State Water Board, but the appeals are being held in abeyance in order to see how the implementation of the WWDRs  proceeds.  While ScoPac  continues to project that its annual harvest level over the ten-year period beginning 2006 will be approximately  100 million board feet, this projection is  significantly  below  historical  annual harvest levels,  and actual harvest levels may be even lower,  depending on the ultimate outcome of various assumptions.

     ScoPac Liquidity Update
     In  the  absence  of  significant  regulatory  relief  and  accommodations,
ScoPac's annual timber harvest levels and cash flows from  operations  will, for at least the next several years, be substantially  below both historical  levels and the minimum  levels  necessary  to allow  ScoPac to satisfy its debt service obligations in respect of the Timber Notes.

     In an effort  to  address  the  expected  future  cash  shortfalls,  ScoPac initiated  the ScoPac Land Sale  Program  whereby it is seeking to sell  certain non-timberland  properties such as ranchlands and recreational areas, as well as certain  timberlands.  During the first half of 2006, $6.9 million of properties were sold and an additional  $4.6 million of  properties  were sold in July 2006
(of which $3.3 million was received  prior to the July 2006 Timber Notes payment date).  There can be no assurance  that the marketing  efforts in respect of the remaining properties will be successful.

     Due to regulatory  constraints  and adverse weather  conditions  during the first  half of 2006,  harvest  levels  were  lower than  planned,  resulting  in liquidity  shortfalls at ScoPac.  ScoPac and MGI  consummated  three  timber/log purchases  that  provided  ScoPac an  aggregate  of $8.1  million of  additional liquidity  ($4.4  million as of June 30, 2006 and $3.7  million in July 2006) to pay its expenses,  including  interest due in respect of the Timber Notes on the
Timber Notes payment dates in January 2006 and July 2006 as discussed below.

     On the Timber Notes payment date in January 2006,  ScoPac used its existing cash  resources,  all of the remaining  funds available under the ScoPac Line of
Credit,  and the additional funds made available from a $2.3 million  timber/log purchase by MGI, to pay all of the $27.7 million of interest due ($25.8  million net of interest due in respect of Timber Notes held in the SAR Account).  ScoPac also repaid $19.3 million of principal on the Timber Notes ($11.9 million net of principal in respect of Timber Notes held in the SAR  Account),  an amount equal to Scheduled Amortization, using funds held in the SAR Account.

     As previously  announced,  the estimates of ScoPac  indicated that its cash flows from  operations,  together with funds  available under the ScoPac Line of
Credit  and other  available  funds,  would be  insufficient,  by a  substantial amount,  to pay the entire  amount of interest due on the July 20, 2006,  Timber
Notes payment date. As the July 20, 2006,  Timber Notes payment date approached, it became  apparent  the  ScoPac's  estimates  would prove  correct and that the
remaining  cash   shortfall  as  of  such  Timber  Notes  payment  date,   after
consideration  of the funds made available from the ScoPac Land Sale Program and the MGI  timber/log  purchases  discussed  above,  would be  approximately  $2.1 million. Based upon review of its existing  alternatives,  ScoPac requested that
Palco make an early payment, equal to the $2.1 million shortfall,  in respect of certain  logs that had already  been  delivered  to and  purchased by Palco from
ScoPac. Palco approved and delivered the early log payment.

     On the Timber  Notes  payment  date in July 2006,  ScoPac used its existing cash  resources,  all of the remaining  funds available under the ScoPac Line of
Credit, the additional funds made available from the ScoPac Land Sale Program of
$10.2 million, a $3.7 million  timber/log  purchase by MGI, and the $2.1 million early log  payment  by Palco to pay all of the $27.1  million  of  interest  due
($25.4  million net of interest  due in respect of Timber  Notes held in the SAR
Account).  ScoPac also repaid  $10.0  million of  principal  on the Timber Notes
($6.2  million  net of  principal  in  respect  of Timber  Notes held in the SAR
Account), an amount equal to Scheduled Amortization, using funds held in the SAR
Account.

     ScoPac also expects to incur substantial  interest shortfalls over at least the next several years.  The failure of ScoPac to pay all of the interest on the
Timber  Notes when due would  constitute  an event of  default  under the Timber
Notes Indenture.  There can be no assurance that ScoPac will be able to generate sufficient additional liquidity to fund the expected future cash shortfalls.  To the extent  that  ScoPac is unable to  generate  sufficient  liquidity  from the
ScoPac Land Sale Program or other sources,  the Company expects that ScoPac will be  forced  to  take  extraordinary  actions,  which  may  include:  laying  off employees,  shutting down various  operations,  and seeking protection by filing under the Bankruptcy Code.

     Palco Liquidity Update
     As of December 31, 2005, and June 30, 2006, Palco and Britt were in default under the Old Palco Term Loan and the Old Palco Revolving Credit Facility due to
financial covenant breaches. In the first half of 2006, additional liquidity was needed at Palco and Palco  borrowed an  aggregate  of $20.0  million from MGI to meet its cash shortfalls.  Palco's liquidity shortfalls during the first half of
2006  resulted  primarily  from  reduced log supply from ScoPac and  operational inefficiencies  related to the large log  processing  line at Palco's new Scotia sawmill.

     On July 18, 2006,  Palco and Britt,  as Borrowers,  closed on the New Palco
Term Loan, a new five-year  $85.0 million  secured term loan,  and the New Palco
Revolving  Credit  Facility,  a new five-year $60.0 million secured  asset-based revolving credit facility.  The New Palco Term Loan was fully funded at closing.
The New Palco Term Loan and the New Palco Revolving Credit Facility required MGI to provide a $10.0 million  subordinated  loan to the Borrowers,  which was also funded at closing. The Borrowers used approximately (i) $34.0 million of the New
Palco Term Loan to pay off the Old Palco Term  Loan;  (ii) $22.5  million of the
New Palco Term Loan to pay off the Old Palco Revolving  Credit Facility and cash collateralize  previously  existing letters of credit; and (iii) $6.0 million to pay transaction  costs.  The remaining funds at closing of $32.5 million will be used for general  corporate  purposes.  The Borrowers  terminated  the Old Palco
Revolving  Credit  Facility and the Old Palco Term Loan.  The Borrowers have not made any  borrowings  under the New Palco  Revolving  Credit  Facility  to date, although they currently have availability in excess of $20.0 million.

     The amount  available for borrowings  under the New Palco Revolving  Credit
Facility  is  normally  the  sum  of 85% of  the  Borrowers'  eligible  accounts receivable  plus the lesser of (i) 80% of the book value of Borrowers'  eligible inventory or (ii) 85% of the net orderly  liquidation  value of such  inventory.
However,  during  each  period  from  October 15 through  January 15, the amount available for borrowing under the New Palco Revolving Credit Facility is the sum of 95% of Borrowers'  eligible accounts receivable plus the lesser of (i) 90% of the book value of Borrowers'  eligible  inventory or (ii) 95% of the net orderly liquidation  value of such inventory.  The amount  available under the New Palco
Revolving  Credit Facility may not exceed $60.0 million,  subject to limitations such as the ability of the lender to establish reasonable reserves.

     The New Palco Term Loan  bears  interest  at the rate of LIBOR plus  8.75%.
Loans under the New Palco Revolving Credit Facility bear interest at the rate of
LIBOR  plus  2.75% or prime  plus  0.75%,  at the  Borrowers'  option;  however, incremental  borrowings  made during the period from October 15 through  January
15,  bear  interest  at the rate of LIBOR  plus 4.50% or prime  plus  2.50%,  as applicable. The New Palco Revolving Credit Facility matures on July 18, 2011.

     Both the New Palco Term Loan and the New Palco  Revolving  Credit  Facility
contain substantially  identical restrictive covenants that limit the Borrowers'
ability to incur debt,  grant  liens,  make  investments,  pay  dividends,  make capital  expenditures  or merge or  consolidate,  and require the  Borrowers' to maintain a minimum level of EBITDA,  along with a minimum fixed charge  coverage ratio and maximum leverage ratio throughout the life of the loans. The operating cash flow  estimates  used to  establish  the EBITDA  maintenance  covenant  are subject to a number of assumptions  about future operating cash flows and actual results could differ  materially from these  estimates.  The New Palco Term Loan also requires the Borrowers to repay a  substantial  portion of the  outstanding principal of the New Palco Term Loan with the net proceeds  from the Palco Asset
Sale Program, including the real property associated with Palco's former Fortuna and Carlotta sawmills, and Palco-owned homes to be sold after certain milestones have been met. Any remaining principal balance of the New Palco Term Loan is due on July  18,  2011.  Accordingly,  continued  compliance  with  these  new  debt facilities is dependent on Palco's  ability to meet its EBITDA  projections  and timely complete  required asset sales. The New Palco Term Loan and the New Palco
Revolving  Credit  Facility  contain  customary  events of default and customary remedies with respect to the occurrence of an event of default.

     The New Palco  Term  Loan and New  Palco  Revolving  Credit  Facility  each include prepayment  premiums of 3%, 2% and 1% that will be payable in connection with any  prepayment of the New Palco Term Loan or reduction or  termination  of the New Palco  Revolving  Credit  Facility  during the  first,  second and third years,  respectively.  Under  the New Palco  Term  Loan and New Palco  Revolving
Credit Facility,  Palco is permitted to invest up to $5.0 million in ScoPac.  No such investment had been made or committed to be made by Palco, and there can be no  assurance  that Palco would in the future  determine  or be able to make any such investment in whole or part.

     Potential Impact on Registrant and Certain Related Entities
     The  liquidity  issues  being  experienced  by ScoPac,  and those  recently experienced by Palco should they recur, could result in claims against and could have adverse  impacts on MAXXAM  Parent,  MGHI and/or MGI.  For  example,  under
ERISA,  were Palco to terminate its pension  plan,  MAXXAM Parent and its wholly owned  subsidiaries  would be jointly  and  severally  liable  for any  unfunded pension plan obligations.  The unfunded termination  obligation  attributable to
Palco's  pension  plan as of  December  31,  2005,  is  estimated  to have  been
approximately   $31.0  million  based  upon  annuity  placement   interest  rate
assumptions  as of December 31, 2005.  In addition,  it is possible that certain transactions could be completed in connection with a potential  restructuring or reorganization  of Palco or  ScoPac,  such as a sale of all or a portion  of the equity  ownership in Palco and/or  ScoPac,  a sale of a  substantial  portion of
Palco's and/or  ScoPac's  assets and/or a cancellation of some or all of Palco's and/or  ScoPac's  indebtedness,  which could require the utilization of all or a substantial  portion of, or the loss of a significant  portion of, the Company's net operating  losses or other tax  attributes  for federal and state income tax purposes and could require tax payments.

     Under generally accepted accounting principles,  consolidation is generally required for investments of more than 50% of the outstanding  voting stock of an investee,  except when  control is not held by the majority  owner.  Under these rules,  legal  reorganization  or  bankruptcy  represent  conditions  which  can preclude  consolidation  in instances  where control  rests with the  bankruptcy court,  rather  than  the  majority  owner.  One of the  actions  that  could be
considered  by  ScoPac  and/or  Palco  is  seeking   protection  by  filing  for
bankruptcy.  Were this to occur, the financial results of the subsidiaries which file for bankruptcy would be deconsolidated on the date of such filing,  and the
Company would begin reporting its investment in such subsidiaries using the cost method.  If Palco  and/or  ScoPac  were among the  subsidiaries  which filed for bankruptcy,  the resulting impact on the Company's financial statements would be significant.

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

                                                                                       Three Months    Six Months
                                                                                           Ended          Ended
                                                                                       June 30, 2006  June 30, 2006
                                                                                       -------------- --------------
Revenues                                                                              $    29.7       $     72.1
Costs and expenses                                                                        (27.8)           (58.4)
                                                                                      ------------------------------
Operating income                                                                            1.9             13.7
MAXXAM's equity in MGI's losses                                                           (14.9)           (35.9)
Other expenses, net                                                                        (2.4)            (2.7)
Cumulative effect of accounting change                                                        -             (0.7)
Income tax benefit                                                                          4.2              4.2
                                                                                      ------------------------------
Net loss                                                                              $   (11.2)       $   (21.4)
                                                                                      ==============================

                                                                                                         As of
                                                                                                     June 30, 2006
                                                                                                   -----------------

Current assets                                                                                     $         221.6
Property, plant and equipment (net)                                                                          236.2
Other assets                                                                                                 149.5
                                                                                                   -----------------
      Total assets                                                                                 $         607.3
                                                                                                   =================
Current liabilities                                                                                           45.9
Long-term debt, less current maturities                                                                      218.2
Other liabilities                                                                                             56.2
Losses recognized in excess of investment in MGI and certain intercompany items                              475.7
Losses recognized in excess of investment in Kaiser                                                          516.2
                                                                                                   -----------------
       Total liabilities                                                                                   1,312.2
Stockholders' deficit                                                                                       (704.9)
                                                                                                  -----------------
       Total liabilities and stockholders' deficit                                                 $         607.3
                                                                                                   =================

     In the event that MGI and/or any of it  subsidiaries  file for  bankruptcy, the Company  believes that it is not probable that it would be obligated to fund losses related to its investment in such  subsidiaries,  except as it relates to certain pension funding obligations and potential future tax payments,  as noted
above.

     Kaiser Update

     On February  12,  2002,  Kaiser and certain of its  subsidiaries  filed for reorganization  under  Chapter  11 of the  Bankruptcy  Code.  Kaiser's  plan  of reorganization,  which provides for the cancellation of the Company's 50,000,000
Kaiser common shares without  consideration or obligation,  was confirmed by the
Kaiser  Bankruptcy  Court in February  2006.  On July 6, 2006,  Kaiser's plan of reorganization  became  effective  and Kaiser  emerged  from  bankruptcy.  These consolidated  financial  statements do not reflect any adjustment related to the deconsolidation  of Kaiser other than  presenting  the  Company's  investment in
Kaiser using the cost method.  The Company expects to reverse the $516.2 million of losses in  excess of its  investment  in  Kaiser,  net of  accumulated  other comprehensive  losses  of $85.3  million  related  to  Kaiser,  and  expects  to recognize  the net  amount,  including  the related  tax  effects,  in the third quarter of 2006, the period in which the Company's Kaiser Shares were cancelled.
As a result of the  cancellation  of the Company's  Kaiser  Shares in 2006,  the
Company   expects  it  will  take  a  worthless  stock  deduction  on  its  2006 consolidated federal income tax return.  However, due to uncertainties regarding whether  the  Company  will  ultimately  realize  the  resulting  tax  asset  of approximately  $135.8  million,  the  Company  expects  it will be  required  to establish a full valuation allowance when the effects of the cancellation of the
Company's Kaiser Shares are recognized in the Company's  consolidated  financial statements.

     The following condensed pro forma financial information reflects the impact of the  cancellation of the Company's Kaiser shares as if the event had occurred on January 1, 2006 (in millions):
                                                                                                      Six Months
                                                                                                         Ended
                                                                                                    June 30, 2006
                                                                                                    ----------------
Revenues                                                                                           $         143.7
Costs and expenses                                                                                          (135.4)
                                                                                                   -----------------
Operating income                                                                                               8.3
MAXXAM's equity in Kaiser losses                                                                             430.9
Other expenses, net                                                                                          (33.2)
Cumulative effect of accounting change                                                                        (0.7)
Income tax benefit                                                                                             4.2
                                                                                                   -----------------
Net income                                                                                         $         409.5
                                                                                                   =================

                                                                                                         As of
                                                                                                     June 30, 2006
                                                                                                   -----------------

Current assets                                                                                     $         256.7
Property, plant and equipment (net)                                                                          343.1
Other assets                                                                                                 375.4
                                                                                                   -----------------
      Total assets                                                                                 $         975.2
                                                                                                   =================
Current liabilities                                                                                          161.3
Long-term debt, less current maturities                                                                      914.0
Other liabilities                                                                                             88.6
                                                                                                   -----------------
      Total liabilities                                                                                    1,163.9
Stockholders' deficit                                                                                       (188.7)
                                                                                                   -----------------
      Total liabilities and stockholders' deficit                                                  $         975.2
                                                                                                   =================

     Reclassifications

     Certain  reclassifications  have  been  made to prior  years'  consolidated financial statements to be consistent with the current year's presentation. Cash held in brokerage  accounts has been reclassified from marketable  securities to cash  and  cash  equivalents  in  the  Consolidated  Balance  Sheets  and in the
Consolidated Statements of Cash Flows.

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
SFAS No.  154  requires  retrospective  application  of a change  in  accounting principle to prior periods' financial statements,  unless it is impracticable to determine  either the  period-specific  effects or the cumulative  effect of the change.  SFAS No. 154 is effective for  accounting  changes and  corrections  of errors made in fiscal years  beginning  after December 15, 2005. The adoption of
SFAS No.  154 on  January  1,  2006,  did not have an  impact  on the  Company's financial statements.

     Accounting for Uncertainty in Income Taxes
     In June 2006,  the FASB issued FIN No. 48, which  defines the threshold for recognizing  the benefits of  uncertain  tax return  positions in the  financial statements. FIN No.48 is effective for fiscal years beginning after December 15,
2006.  The Company is in the process of evaluating  the effects of FIN No. 48 on its financial statements.

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

                                                                    Reportable Segments
                                                                Forest     Real                     Consolidated
                                                              Products   Estate   Racing  Corporate   Total
                                                             ---------- -------- -------- ---------- ------------

                                                             ---------- -------- -------- ----------- -----------
Depreciation, depletion and amortization for the three
  months ended:
  June 30, 2006                                              $   4.6     $   3.6 $   0.4   $      -    $    8.6
  June 30, 2005                                                  4.9         3.5     0.4        0.1         8.9

Depreciation, depletion and amortization for the six
  months ended:
  June 30, 2006                                              $   9.4     $   7.2 $   0.7   $    0.1    $   17.4
  June 30, 2005                                                  9.8         7.1     0.8        0.1        17.8

Total assets as of:
  June 30, 2006                                              $ 395.0     $ 353.8 $  37.5   $  188.9    $  975.2
  December 31, 2005                                            421.4       345.3    36.4      245.2     1,048.3

4.   Debt

     Palco Credit Agreements

     At December  31, 2005,  and June 30, 2006,  Palco and Britt were in default under the Old Palco Term Loan and the Old Palco Revolving Credit Facility due to
financial covenant breaches. The existence of the defaults required Palco to pay interest on amounts  borrowed  under the Old Palco Term Loan at a per annum rate
2% higher than the rate at which interest  would be owed if no default  existed.
As of June 30, 2006, $33.4 million was outstanding under the Old Palco Term Loan and $19.5  million,  consisting of  borrowings  of $9.3 million and  outstanding letters  of  credit  of $10.2  million,  was  outstanding  under  the Old  Palco
Revolving Credit Facility.

     On July 18, 2006,  Palco and Britt,  as Borrowers,  closed on the New Palco
Term Loan and the New Palco Revolving  Credit  Facility.  See Note 1, "Financial
Difficulties  of Forest  Products  Entities  - Palco  Liquidity  Update",  for a
description of these two new facilities.

     ScoPac Line of Credit
     The ScoPac Line of Credit allows ScoPac to borrow up to one year's interest on the aggregate  outstanding  principal balance of the Timber Notes. On May 18,
2006,  the ScoPac Line of Credit was  extended  to July 6, 2007.  At or near the completion of such extension,  ScoPac intends to request that the ScoPac Line of
Credit be extended for an  additional  period of not less than 364 days.  If not extended,  ScoPac may draw upon the full  amount  available.  The  amount  drawn would,  to  the  extent  of  available  funds,  be  repayable  in 12  semiannual installments  on each Timber  Notes  payment  date (after the payment of certain other items,  including the Aggregate Minimum Principal  Amortization Amount, as
defined,  then due),  commencing  approximately two and one-half years following the date of the draw.  At June 30,  2006,  the  maximum  availability  under the
ScoPac Line of Credit was $54.1 million,  and outstanding  borrowings were $42.2 million.

     ScoPac Timber Notes
     On the Timber Notes payment date in January 2006,  ScoPac used its existing cash  resources,  all of the remaining  funds available under the ScoPac Line of
Credit,  and the additional funds made available from a $2.3 million  timber/log purchase by MGI, to pay all of the $27.7 million of interest due ($25.8  million net of interest due in respect of Timber Notes held in the SAR Account).  ScoPac also repaid $19.3 million of principal on the Timber Notes ($11.9 million net of principal in respect of Timber Notes held in the SAR  Account),  an amount equal to Scheduled Amortization, using funds held in the SAR Account.

     On the Timber  Notes  payment  date in July 2006,  ScoPac used its existing cash  resources,  all of the remaining  funds available under the ScoPac Line of
Credit, the additional funds made available from the ScoPac Land Sale Program of
$10.2  million,  a $3.7 million  timber/log  purchase by MGI, and a $2.1 million early log  payment  by Palco to pay all of the $27.1  million  of  interest  due
($25.4  million net of interest  due in respect of Timber  Notes held in the SAR
Account).  ScoPac also repaid  $10.0  million of  principal  on the Timber Notes
($6.2  million  net of  principal  in  respect  of Timber  Notes held in the SAR
Account), an amount equal to Scheduled Amortization, using funds held in the SAR
Account.

     As  discussed   further  in  Note  1,  ScoPac  is  experiencing   financial
difficulties due to regulatory  restrictions on harvesting and other factors. As a result,  ScoPac expects to incur substantial interest shortfalls over at least the next several years. Such an event would constitute an event of default under the  Timber  Notes  Indenture.  In the event of a  failure  to pay  interest  or principal on the Timber Notes in full when due, the Trustee or the holders of at least 25% of the aggregate  outstanding principal amount of the Timber Notes may cause all principal,  interest and other amounts  related to the Timber Notes to become immediately due and payable.  Also, in the event of a failure by Palco or
ScoPac to  perform  its  respective  covenants  or  agreements  under the Master
Purchase  Agreement or by Palco to perform its covenants or agreements under the
Services Agreement, which failure in the case of certain covenants or agreements continues  for 30 days after  notice  from the  Trustee or the holders of 25% or more of the outstanding  principal  amount of the Timber Notes, the holders of a majority of the aggregate  outstanding  principal amount of the Timber Notes may cause all principal,  interest and other amounts  related to the Timber Notes to become immediately due and payable.  In the event of any such acceleration,  the
Agent  under the ScoPac Line of Credit may also  accelerate  the  advances  then outstanding.  If such  accelerations  of Timber Notes and/or  advances under the
ScoPac  Line of Credit  occur,  the Trustee may  exercise  all rights  under the
Indenture  and  related  security  documents,  including  applying  funds to pay accelerated amounts, and selling the ScoPac Timberlands and ScoPac Timber Rights and other assets and using the proceeds thereof to pay accelerated  amounts.  In the event that ScoPac were to seek  protection  by filing  under the  Bankruptcy
Code, all amounts  related to the Timber Notes would become  immediately due and payable  under the  Indenture  and all advances  under the ScoPac Line of Credit could be accelerated.  The foregoing rights of the Trustee and holders of Timber
Notes would be subject to the rights of ScoPac under the  Bankruptcy  Code if it sought protection by filing under the Bankruptcy Code.

     U.S. Bank, the Trustee under the Timber Notes Indenture, resigned effective
May 1, 2006. ScoPac appointed  Deutsche Bank National Trust Company as successor
Trustee under the Indenture, which appointment was accepted and became effective
May 1, 2006.

     At June 30, 2006, the SAR Account balance was $58.9 million  (consisting of
$45.8  million of Timber Notes held in the SAR Account and $13.1 million in cash and  marketable  securities),  all of which is restricted  for future  principal payments on the Timber Notes.  Such cash and marketable  securities  will not be sufficient to cover the Scheduled  Amortization on the January 20, 2007,  Timber
Notes payment date and beyond.  Accordingly,  ScoPac's ability to make Scheduled
Amortization  payments  on the  Timber  Notes  in 2007 and  beyond  from the SAR
Account  is  dependent  upon  ScoPac's  ability  to sell all or a portion of the
Timber Notes held in the SAR Account. No assurance can be given that ScoPac will be  successful  in its efforts to sell the Timber  Notes held in the SAR Account before the January 20,  2007,  Timber  Notes  payment date or as to the proceeds that might result from any such sale.

     Letters of Credit
     As a result of  S&P  credit  rating  actions  related to Palco in 2005,
Palco was  required  to post a $9.9  million  letter of credit with the State of
California  to secure its workers  compensation  liabilities.  On July 18, 2006, following  the  termination  of the Old Palco  Revolving  Credit  Facility,  the
letters of credit outstanding under the Old Palco Revolving Credit Facility were collateralized using proceeds from the New Palco Term Loan.

     The Company's real estate segment has letters of credit  outstanding in the
amount  of  $9.0  million  to  satisfy  certain   liability   insurance   policy
requirements.

5.   Income Taxes

     The Company  generated a loss before income taxes and cumulative  effect of accounting  change of $15.4 million and $24.9 million for the second quarter and first six months of 2006,  respectively;  however,  the Company has not recorded any tax  provision or benefit  related to current  period  income or loss as the
Company  anticipates  an effective tax rate of zero for the year ended  December
31, 2006. Each period, the Company evaluates  appropriate factors in determining the realizability of the deferred tax assets  attributable to losses and credits generated  in that  period  and  those  being  carried  forward.  Based  on this evaluation,  the  Company  provided  valuation  allowances  with  respect to the deferred tax assets  attributable to the losses and credits generated during the six months ended June 30, 2006.  These valuation  allowances were in addition to the valuation allowances which were provided in prior years.

     Texas  House Bill 3, signed  into law in May 2006,  eliminates  the taxable capital and earned surplus  components of the existing  Texas  franchise tax and replaces these  components  with a margin-based  franchise tax. There will be no impact on the Company's  2006 Texas current state income taxes as the new law is effective  for  reports  due on or after  January  1, 2008  (based  on  business activity during 2007).  The Company is required to include the impact of the tax law change on its  deferred  state  income  taxes in income for the period  that includes the date of enactment.  This tax law change  resulted in a reduction in the Company's deferred state income taxes in the amount of $4.1 million,  net of federal benefit, and the net tax benefit was recognized in the second quarter of
2006.

6.   Employee Benefit Plans

     The components of pension and other postretirement  benefits expense are as follows (in millions):

                                           Pension          Medical/Life      Pension               Medical/Life
                                           Benefits           Benefits        Benefits                Benefits
                                       ----------------- ------------------- ------------------  -------------------
                                            Three Months Ended June 30,             Six Months Ended June 30,
                                       ------------------------------------- ---------------------------------------
                                         2006    2005      2006      2005     2006      2005       2006      2005
                                       ------- --------- --------- --------- ------- ----------  -------- ----------
Components of net periodic benefit
  costs:
  Service cost                         $    -  $  1.0    $  0.1    $   0.1   $   -   $  1.9      $   0.2   $   0.2
  Interest cost                           1.4     1.5       0.1        0.2     2.7      2.9          0.2       0.4
  Expected return on assets              (1.4)   (1.3)        -          -    (2.8)    (2.6)           -         -
  Amortization of prior service costs       -       -         -       (0.1)      -        -            -      (0.2)
  Recognized net actuarial (gain)loss     0.1     0.2         -          -     0.2      0.4            -         -
                                       ------- --------- --------- --------- ------- ----------  -------- ---------
  Net periodic benefit costs           $  0.1  $  1.4    $  0.2    $   0.2   $ 0.1   $  2.6      $   0.4  $    0.4
                                       ======= ========= ========= ========= ======= =========== ======== =========

7.   Regulatory and Environmental Factors and Contingencies

     Regulatory and Environmental Factors

     Regulatory and environmental  matters and litigation have had a significant adverse effect on the Company's forest products  segment,  which is subject to a variety of  California  and federal  laws and  regulations,  as well as the HCP, dealing with timber harvesting practices,  threatened and endangered species and habitat for such species,  air and water quality and other  matters.  Compliance with such laws and  regulations  also plays a significant  role in the Company's
Forest Products business.

     Environmental  Plans From March 1999 until  October 2002,  ScoPac  prepared
THPs in accordance with the SYP. The SYP was intended to comply with regulations of the CDF requiring timber companies to demonstrate  sustained yield, i.e. that their projected average annual harvest for any decade within a 100-year planning period  would not  exceed  the  average  annual  growth  level at the end of the
100-year planning period.  These regulations allow companies which do not have a sustained  yield plan to follow  alternative  procedures to document  compliance
with   the   sustained   yield    requirements.    As   discussed   below   (see
"-Contingencies-Timber Harvest Litigation"), on October 31, 2003, the California
trial court hearing the EPIC-SYP/Permits lawsuit entered a judgment invalidating the SYP and the California  Permits,  although an appellate  court reversed that decision in  December  2005.  The  plaintiffs  appealed  the  appellate  court's decision to the California Supreme Court, which has indicated it will review the matter.  As a result of an earlier  stay order and the trial  court's  judgment,
ScoPac from  October 2002 until March 2005  obtained  review and approval of its
THPs under an  alternative  procedure in the  California  forest  practice rules known as Option C. Option C is available  to  landowners  who have  submitted an
"Option A" plan to the CDF for review (as was done by Palco). An approved Option
A plan is an  alternative  to  obtaining  approval  of a  sustained  yield plan.
Palco's Option A plan was approved by the CDF in March 2005. ScoPac is currently relying upon the Option A Plan to obtain THP approvals, and will likely continue to do so in the future.

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

     Water Quality
     Laws and  regulations  dealing with water  quality are  impacting the Palco
Companies primarily in four areas:  efforts by the EPA and the North Coast Water
Board to establish  TMDLs in  watercourses  that have been  declared to be water quality  impaired;  actions  by the North  Coast  Water  Board to  impose  waste
discharge  reporting   requirements  in  respect  of  watersheds  on  the  Palco
Timberlands and in some cases,  clean-up or preventive measures;  actions by the
North Coast Water Board during the THP  approval  process  which impose  certain operational requirements on individual THPs; and the development of WWDRs by the
North  Coast  Water  Board  and its  staff  for  the  Freshwater  and Elk  River watersheds.

     Under the CWA, the EPA is required to establish TMDLs in watercourses  that have been declared to be "water  quality  impaired." The EPA and the North Coast
Water  Board  are in  the  process  of  establishing  TMDLs  for  many  northern
California rivers and certain of their tributaries,  including nine watercourses that flow within the Palco Timberlands.  On the Palco Timberlands,  the relevant contaminant  is simple  sediment - dust,  dirt and gravel - that is  abundant in watercourses  largely as a function of the area's  normally  heavy  rainfall and soil that erodes easily.  The Company expects the process of establishing  TMDLs to continue until at least 2010.  The EPA has issued reports  dealing with TMDLs on three of the nine  watercourses.  The agency  indicated that the requirements under the HCP would  significantly  address the sediment issues that resulted in
TMDL requirements for these watercourses. Presently, the North Coast Water Board is in the process of establishing the TMDL requirements  applicable to two other watercourses,  Freshwater  and  Elk  River,  on the  Palco  Timberlands,  with a targeted completion of 2007 for these two watercourses.  ScoPac's scientists are actively  working  with North Coast Water Board staff to ensure that these TMDLs recognize and incorporate the environmental  protection measures of the HCP. The final TMDL requirements  applicable to the Palco Timberlands may require aquatic protection  measures that are different  from or in addition to those in the HCP or that result from the prescriptions to be developed  pursuant to the watershed analysis process  provided for in the HCP and could further restrict  harvesting on the Palco Timberlands.

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

     The  North  Coast  Water  Board in  December  2003  directed  its  staff to formulate  WWDRs  for the  Freshwater  and Elk  River  watersheds  on the  Palco
Timberlands. As harvesting activities on the Palco Timberlands cannot readily be moved between watersheds due to, among other things,  historic harvest patterns, adjacency restrictions,  and the age classes of trees,  development of WWDRs and the various  other  matters  described  herein are expected to result in reduced harvest levels in 2006 and beyond.

     As WWDRs  had not yet been  formulated  for the  Freshwater  and Elk  River watersheds,  the North  Coast  Water  Board for some time  failed to release for harvest a number of ScoPac's  THPs that had already  been  approved by the other governmental agencies which approve ScoPac's THPs. In January and February 2005, the  Executive  Officer of the staff of the North  Coast  Water  Board  enrolled sufficient  THPs to allow the harvest of up to 50% of the CDF Harvest  Limit for these two watersheds. On March 16, 2005, the North Coast Water Board ordered the enrollment of  additional  THPs that would allow the harvest of up to 75% of the
CDF Harvest Limit for these two watersheds. Following third party appeal of this decision,  the State Water Board issued the State Water Board  Order,  which had the effect of  disallowing  further  harvesting on the additional 25% of the CDF
Harvest  Limit  approved by the North Coast Water Board on March 16,  2005.  The
State  Water  Board's  decision  also  had the  effect  of  disallowing  further harvesting in the Freshwater and Elk River  watersheds until WWDRs for these two watersheds were adopted by the North Coast Water Board. On July 14, 2005,  Palco
and ScoPac  filed the State Water  Board  action  requesting  both a stay of the
State Water Board  Order and a writ of mandate  reversing  the State Water Board
Order. The Court subsequently  denied the request for a stay, but granted a writ of mandate,  thus requiring the State Water Board to set aside its June 16, 2005 order. The Court also remanded the matter to the State Water Board to reconsider whether the North Coast Water Board's  enrollment of additional THPs was proper.
Further proceedings before the State Board have yet to be scheduled.

     While the Court ordered that the State Water Board must take further action before August 1, 2006, it has not done so. In the meantime,  on May 8, 2006, the
North  Coast  Water  Board  adopted  WWDRs  for the  Freshwater  and  Elk  River watersheds,  which has the effect of allowing harvesting in these two watersheds to begin once THPs are  enrolled,  up to  approximately  50% of the CDF  Harvest
Limit  for  these  two  watersheds.  Additional  THPs,  bringing  the  total  to approximately  75% of the CDF  Harvest  Limit for these two  watersheds,  may be enrolled upon approval by the Executive Officer of the North Coast Water Board's
staff of a monitoring  plan,  which has been  submitted by Palco.  While certain
THPs related to these two  watersheds  have been  enrolled,  and  harvesting has begun,  there can be no  assurance  that  additional  THPs  related to these two watersheds  will  ultimately  be enrolled or  harvested as planned in 2006 or in future  years as,  among  other  things,  Palco's  monitoring  plan has not been approved.  The  North  Coast  Water  Board's  adoption  of these  WWDRs has been appealed to the State Water Board, but the appeals are being held in abeyance in order  to see  how  the  implementation  of the  WWDRs  proceeds.  While  ScoPac continues to project  that its annual  harvest  level over the  ten-year  period beginning 2006 will be approximately  100 million board feet, this projection is significantly  below historical annual harvest levels, and actual harvest levels may be even lower, depending on the ultimate outcome of various assumptions.

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

     Following  the  trial,  the  Court  in  October  2003  entered  a  judgment invalidating the SYP and the California  Permits,  and in September 2004 granted the  plaintiffs'  request for  reimbursement  of an aggregate of $5.8 million in attorneys'  fees and  other  expenses.  The  Palco  Companies  and the  State of
California  appealed both  decisions.  On December 12, 2005, an appellate  court reversed the trial  court's  decision  invalidating  the SYP and the  California
Permits.  The  plaintiffs  have appealed the appellate  court's  decision to the
California  Supreme  Court,  which has indicated it will review the matter.  The defendants' appeal of the trial court's award of attorneys' fees and expenses is still pending at the appellate court. There can be no assurance that this appeal will be successful.

     In July 2001, the Bear Creek lawsuit was filed and later amended to add the
EPA as a defendant.  The lawsuit  alleges  that  harvesting  and other  forestry activities  under  certain  of  ScoPac's  THPs  will  result  in  discharges  of pollutants in violation of the CWA. The plaintiff  asserts that the CWA requires the  defendants  to obtain a permit  from the North  Coast  Water  Board  before beginning timber harvesting and road  construction  activities and is seeking to enjoin these activities until such permit has been obtained.  The plaintiff also seeks  civil  penalties  of up to  $27,500  per day for  the  alleged  continued
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
The case is not yet final as the trial has not yet been held, and there are many unresolved  issues  involving  interpretation  of the Court's  decision  and its application  to actual  operations.  The  Company has filed a motion for summary judgment  on the  grounds  that it has met the  requirements  for a storm  water pollution  prevention  permit  under a  general  permit,  issued by the State of
California.  The plaintiff has also filed a motion for summary  judgment seeking to establish  Palco's  liability for discharging storm water without a permit. A hearing on the two summary  judgment motions was held on March 6, 2006. On April
28, 2006, the Court denied both motions. Discovery was completed in May 2006. On
June 30,  2006,  EPIC filed a motion for  partial  summary  judgment  seeking to establish  Palco's  liability,  and Palco  filed a motion for  summary  judgment asserting  that EPIC lacks  standing to maintain the  lawsuit.  A hearing on the parties' motions is scheduled for August 21, 2006.

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
On November 8, 2002, the Respondents filed the Sanctions  Motion.  The Sanctions
Motion  states  that the FDIC  illegally  paid the OTS to bring  the OTS  action against the Respondents and that the FDIC illegally sued for an improper purpose
(i.e. in order to acquire timberlands held by a subsidiary of the Company).  The
Respondents  are seeking as a sanction to be made whole for the attorneys'  fees they have paid (plus interest) in connection  with the OTS and FDIC actions.  As of December 31, 2005,  such fees were in excess of $40.6 million.  On August 23,
2005, a U.S. District Court ruled on the Sanctions Motion,  ordering the FDIC to pay the  Respondents  $72.3  million.  The FDIC has appealed the District  Court decision to the Fifth Circuit Court of Appeals.  The U.S.  District  Court award has not been accrued as of December  31, 2005 or June 30, 2006.  There can be no
assurance that the Company will ultimately collect this award.

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

     Other Matters
     On September 2, 2004,  the Company was advised that the NJDEP  alleged that one of its former  subsidiaries  is a successor to a company  that  manufactured munitions  for the U.S.  Navy during  World War II. The owner of the  underlying property,  which is located in Cranbury,  New Jersey,  was seeking the Company's participation  in efforts to address  contamination  of the site which  resulted from such operations. In January 2005, MGI and the owner of the property entered into an  Administrative  Consent Order with the NJDEP providing for, among other things,  cleanup of the facility.  In April 2005, MGI filed a Complaint  against the United States of America, the U.S. Navy, and the U.S. Army for cost recovery and contribution; the defendants subsequently denied all of the claims. In early
2006,  the property was sold to a new owner and MGI entered into an amendment to the  Administrative  Consent Order  substituting  the new owner for the original
property  owner.  MGI  also  reached  an  agreement  with  several   potentially
responsible  parties  regarding  cleanup  at the  site,  the  terms of which the
Company  believes will not result in a material  adverse effect on the Company's consolidated  financial  position,  results of operations or liquidity and under which MGI  retained its cause of action  against the  government  parties  noted
above.

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

                                          Six Months Ended
                                              June 30,
                                     ----------------------------
                                         2006          2005
                                     -------------- -------------
Expected volatility                        34%           40%
Expected dividends                          -             -
Expected term (in years)                 6.34          6.63
Risk-free rate                           5.10%         3.72%

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

     A summary of  activity  under the  Company's  plans as of June 30,  2006 is presented below:
                                                                         Weighted
                                                          Weighted        Average
                                                          Average        Remaining      Aggregate
                                                          Exercise      Contractual     Intrinsic
                                           Options         Price          Term (in        Value
                                                                           years)
                                         ------------- --------------- ---------------  ----------
Balance at January 1, 2006                1,114,306    $   25.06
Granted                                      22,400        32.50
Exercised                                         -            -
Forfeited or expired                        (49,693)       23.79
                                        --------------
Balance at June 30, 2006                  1,087,013    $   25.28           5.81        $     8.2
                                        ============================================== ===========
Exercisable at June 30, 2006                699,054    $   26.01           4.69        $     5.7
                                        ============================================== ===========

     Total  compensation cost for share-based  payment  arrangements for the six months  ended June 30, 2006,  was a benefit of $3.4  million due  primarily to a reduction in the per share market price of the  Company's  Common  Stock.  As of
June 30, 2006, total estimated compensation related to non-vested grants not yet recognized  is $5.0  million and the  weighted  average  period over which it is expected to be recognized is 1.8 years,  although the Company may not ultimately be required to pay such amount.

     The following  table  illustrates the pro forma effect on net loss and loss per share for the three months and six months ended June 30, 2005, respectively, had the  Company  accounted  for its  grants  under  the fair  value  method  of accounting (in millions, except per share information).

                                                                          Three months Ended     Six months Ended
                                                                             June 30, 2005         June 30, 2005
                                                                          --------------------  --------------------
Net loss, as reported                                                     $         (9.6)      $         (23.8)
 Add: Non-cash stock-based employee compensation benefit included
   in reported net loss, net of related tax effects                                 (2.2)                 (3.8)
 Deduct: Total stock-based employee compensation benefit determined
   under the fair value method for all awards, net of related tax effects            2.4                   4.1
                                                                           -------------------  --------------------
Pro forma net loss                                                        $         (9.4)      $         (23.5)
                                                                           ===================  ====================

Basic and diluted loss per share:
  As reported                                                             $         (1.60)     $         (3.98)
  Pro forma                                                                         (1.59)               (3.94)

9.   Per Share Information

     The weighted  average number of shares used to determine  basic and diluted earnings per share was:

                                                                 Three Months Ended June     Six Months Ended June
                                                                           30,                        30,
                                                                --------------------------- ------------------------
                                                                    2006           2005        2006        2005
                                                                --------------  ----------- ----------- ------------
Weighted average shares outstanding:
 Common Stock                                                    5,665,846       5,976,447   5,816,059   5,976,488
 Effect of dilution:
    Class A Preferred Stock (1)                                          -               -           -           -
                                                                --------------  ----------  ----------- ------------
Weighted average number of common and common equivalent
 shares - Basic                                                  5,665,846       5,976,447   5,816,059   5,976,488
 Effect of dilution:
     Stock options (1)                                                   -                -          -           -
                                                                --------------  ----------  ----------- ------------
Weighted average number of common and common equivalent
 shares - Diluted                                                5,665,846       5,976,447   5,816,059   5,976,488
                                                                ==============  ==========  =========== ============
__________________

(1)  The  Class  A  Preferred  Stock  and  options  were  not  included  in  the computation of basic or diluted  earnings per share because the Company had a loss for the six months ended June 30, 2006 and 2005, respectively.

10.  Comprehensive Loss

     The following table sets forth comprehensive loss (in millions).

                                                                        Three Months Ended      Six Months Ended
                                                                             June 30,               June 30,
                                                                       ---------------------  ----------------------
                                                                         2006        2005       2006        2005
                                                                       ----------  ---------  ----------  ----------
Net loss:                                                              $   (11.2)  $   (9.6)  $  (21.4)   $   (23.8)
  Other comprehensive loss:
    Unrealized losses on available-for-sale investments                        -           -       0.2         (0.1)
                                                                       ----------  ---------  ----------  ----------
Total comprehensive loss                                               $   (11.2)  $   (9.6)  $  (21.2)   $   (23.9)
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

Results of Operations

     This  section  contains   statements   which  constitute   "forward-looking
statements" within the meaning of the PSLRA. See the second paragraph of Item 2.
for cautionary information with respect to such forward-looking statements.

     The Company operates in three industries:  forest products, through MGI and its wholly owned subsidiaries,  principally Palco, ScoPac and Britt; real estate investment and development, through various subsidiaries and joint ventures; and
racing operations through SHRP, Ltd. MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company. In addition,  the Company previously owned 63% of the common stock of Kaiser, a producer of fabricated  aluminum  products  undergoing reorganization  under  Chapter  11  of  the  Bankruptcy  Code.  See  Note  1 for
information  regarding the  deconsolidation of Kaiser's  financial results,  the status of Kaiser's Chapter 11 proceedings,  and the accounting  treatment of the
Company's  investment in Kaiser.  Any reference herein to a company includes the subsidiaries  of that company unless  otherwise  noted or the context  indicates otherwise.

     Consolidated Operations

     Selected Operational Data

     The following table presents selected financial information for the periods indicated for the Company's consolidated operations.

                                                                        Three Months Ended      Six Months Ended
                                                                             June 30,               June 30,
                                                                       ---------------------  ----------------------
                                                                         2006        2005       2006        2005
                                                                       ----------  ---------  ---------- -----------

Net sales                                                               $63.5      $ 87.2     $ 143.7    $  170.2
Costs and expenses                                                      (66.7)      (80.8)     (141.3)     (161.0)
Gains on sales of timberlands and other assets                            5.2         0.1         5.9         0.1
                                                                       ----------  ---------  ---------- -----------
Operating income                                                          2.0         6.5         8.3         9.3
Other income, net                                                         2.3         4.3         6.7         5.5
Interest expense, including amortization of deferred loan costs         (19.7)      (20.4)      (39.9)      (38.6)
                                                                       ----------  ---------  ---------- -----------
Loss before income taxes and cumulative effect of accounting change     (15.4)       (9.6)      (24.9)      (23.8)
Benefit (provision) for income taxes                                      4.2           -         4.2           -
                                                                      ----------- ---------- ----------- -----------
Loss before cumulative effect of accounting change                      (11.2)       (9.6)      (20.7)      (23.8)
Cumulative effect of accounting change, net of tax                          -           -        (0.7)          -
                                                                      ----------- ---------- ----------- -----------
Net Loss                                                              $ (11.2)    $  (9.6)   $  (21.4)   $  (23.8)
                                                                      =========== ========== =========== ===========

Overview of Consolidated Results of Operations

     Net Sales
     Consolidated  net sales for the three months ended June 30, 2006,  declined
$23.7 million,  as compared to the prior year period. Real estate sales declined
$10.9  million  during the quarter due to a reduction in the number of lots sold at Fountain Hills,  partially offset by increased lot sales at Mirada.  Sales at the Company's  forest  products  segment  declined  $13.1 million due to a 26.6%
decline in lumber shipments as a result of a lower log supply from ScoPac and an increase  in the volume of lumber  placed into  Palco's  redwood  lumber  drying program.

     Consolidated  net sales for the six months  ended June 30,  2006,  declined
$26.5 million,  as compared to the prior year period. Real estate sales declined
$4.7  million due to a reduction  in the number of lots sold at Fountain  Hills, partially offset by increased lot sales at Mirada and deferred profit recognized at Palmas.  Sales for the  Company's  forest  products  segment  declined  $22.6 million due to the factors discussed above.

     Operating Income
     Consolidated  operating  income  declined $4.5 million for the three months ended June 30, 2006, as compared to the prior year period.  Operating income for the real  estate  segment  declined  $7.5  million,  primarily  as a result of a decline in real estate  sales,  as  discussed  above.  Operating  income for the forest products  segment  increased $3.2 million due to a $5.2 million gain from the sale of certain  properties  and a significant  reduction in legal and other professional  fees.  The second quarter of 2005 included  substantial  legal and other  professional  fees  relating to ScoPac's  efforts to pursue a  negotiated restructuring of the Timber Notes.  Absent the gain from asset sales in 2006 and the effect of the impact of the legal and other  professional  fees  incurred in
2005, operating results for the forest products segment declined  significantly, as compared to the prior year, due to a decline in lumber  shipments as a result of lower log supply from  ScoPac and an increase in the volume of lumber  placed into Palco's redwood drying program.

     Consolidated  operating  income for the six months ended June 30, 2006, was relatively  flat as compared to the six months ended June 30,  2005,  due to the
$5.9 million gain from the sale of certain  properties  in 2006.  The six months ended June 30,  2005  included  substantial  legal and other  professional  fees relating to ScoPac's efforts to pursue a negotiated  restructuring of the Timber
Notes  and  a one  time  benefit  of  $3.1  million  relating  to  an  insurance settlement.  Absent  the gain  from  asset  sales in 2006 and the  effect of the impact of the legal and other  professional  fees  incurred  in 2005,  operating results for the forest products  segment  declined  significantly as compared to the prior year due the factors discussed above.

     Other Income, net
     Consolidated  other  income,  net  decreased to $2.3 million for the second quarter of 2006, as compared to $4.3 million for the second quarter of 2005, due to lower  investment  levels and a decrease in equity  income from  investments.
Consolidated other income, net for the six months of 2006 was impacted favorably by higher returns on marketable securities and other short-term investments.

     Net Loss
     A tax benefit of $4.1 million was  recognized  during the second quarter of
2006 due to the reversal of deferred tax  liabilities  established  based on the current  Texas  franchise  tax.  During  the second  quarter of 2006,  the Texas
Legislature  passed  House  Bill 3  changing,  among  other  things,  the  Texas franchise  tax base from a tax on the  greater of capital or net income to a tax on gross  margin.  As a result of this tax law change,  the  deferred  state tax liabilities referred to above are no longer required.

     Forest Products Operations

     Industry Overview and Selected Financial and Operating Data

     The Company's forest products  operations are conducted through MGI and its wholly owned  subsidiaries,  principally Palco,  ScoPac and Britt. The segment's operations have become  increasingly  unpredictable due to continued  regulatory constraints,  ongoing litigation challenges and other factors. Additionally, the
segment's   operations  are  somewhat  seasonal,   with  its  net  sales  having
historically  been higher in the months of April  through  November  than in the months of December through March. Management expects that the segment's revenues and  cash  flows  will  continue  to be  unpredictable  and  somewhat  seasonal.
Accordingly,  the  segment's  results for any one  quarter  are not  necessarily indicative of results to be expected for the full year.

     Regulatory and environmental  matters as well as legal actions have had and are  expected to continue to  adversely  affect the  Company's  forest  products operations.  See Item 1.  "Business-Forest  Products  Operations-Regulatory  and
Environmental  Factors" and Item 1A. "Risk Factors" of the Form 10-K and in this
Form  10-Q  and  Note 7 for  information  regarding  these  matters.  Regulatory compliance  and related  litigation  have caused and are expected to continue to cause delays in approval of THPs and delays in  harvesting on THPs once they are approved.  This  has  resulted  and is  expected  to  continue  to  result  in a significant decline in harvest and increased costs.

     The cash flows of Palco and ScoPac have both been adversely impacted by the failure  of the North  Coast  Water  Board to  release  for  harvest a number of already approved THPs. ScoPac's management has concluded that, in the absence of significant regulatory relief and accommodations, ScoPac's annual timber harvest levels  and cash  flows  from  operations  will for at  least  several  years be substantially  below both historical  levels and the minimum levels necessary to allow  ScoPac to satisfy its debt service  obligations  in respect of the Timber
Notes. To the extent that ScoPac is unable to generate sufficient liquidity from the ScoPac Land Sale  Program  (see  "-Financial  Condition  and  Investing  and
Financing  Activities-Forest Products Operations") or other sources, the Company expects  that ScoPac  will be forced to take  extraordinary  actions,  which may include:  laying off employees,  shutting down various  operations,  and seeking protection by filing under the Bankruptcy Code.

     On July 18, 2006, Palco and Britt closed on the New Palco Term Loan and New
Palco  Revolving  Credit Facility and terminated the Old Palco Term Loan and Old
Palco  Revolving  Credit  Facility.  For further  information,  see  "-Financial
Condition and Investing and Financing Activities-Forest Products Operations."

     In addition to the matters described above,  there can be no assurance that certain other pending  legal,  regulatory  and  environmental  matters or future
governmental  regulations,   additional  litigation,  legislation,  judicial  or
administrative  decisions,  adverse  weather  conditions,  or low  lumber or log prices, will not also have material adverse effects on the financial  condition, results of operations or liquidity of the Company's forest products  operations.
See Item 1. "Business-Forest  Products  Operations-Regulatory  and Environmental
Factors,"  Item  1A.  "Risk  Factors,"  and  Item 3.  "Legal  Proceedings-Forest
Products Operations" of the Form 10-K, Item 1A. "Risk Factors" in this Form 10-Q and Note 7 (under  "Regulatory  and  Environmental  Factors" and  "Contingencies
Timber Harvest  Litigation") for further  information  regarding  regulatory and legislative  matters  and legal  proceedings  relating to the  Company's  forest products operations.

     Since 2001, comprehensive external and internal reviews have been conducted of Palco's  business  operations.  Those reviews were  conducted in an effort to
identify   ways  in  which  Palco  could   operate  on  a  more   efficient  and
cost-effective  basis.  Palco has  implemented  a number of changes,  including:
consolidating  its  sawmill  operations;  eliminating  certain of its  operating activities,  including  its  company-staffed  logging  operations  (now  relying exclusively  on  contract  loggers),  its  soil  amendment  and  concrete  block activities,  and its Scotia  finishing and  remanufacturing  plant; and adopting various cost saving  measures.  Palco  continues to examine ways to achieve cost savings. In April 2004, Palco commenced a mill improvement project,  including a new sawmill  located in Scotia,  California.  The new sawmill was constructed in two phases.  The first phase of the project,  the processing of smaller diameter second growth logs (up to 24" in diameter) is a high-speed  processing line that includes  advanced  scanning and  optimization  technology  intended to maximize lumber  recovery.  The second phase,  the  relocation of the large log equipment from Palco's  former  Carlotta  mill,  came on line in October 2005.  This phase allows for processing of larger logs up to 60" in diameter.  Although there were more difficulties than Palco expected,  since commencing  production,  Palco has made  substantial  progress in refining the production  process in the new mill, particularly the high-speed small log processing line. There have been delays in the  completion of the large log  processing  line,  however,  and it is not yet operating at planned production rates. Palco also completed a new planer project in Scotia in January 2004.  This high speed system  processes  rough sawn boards into  finished  lumber at rates up to four times  faster  than older  planers at
Palco's former Carlotta and Fortuna mills. Palco has spent $28.6 million through
June 30,  2006,  on the new sawmill and planer  project in Scotia and  estimates additional expenditures of $3.6 million related to the project in 2006.

     The following table presents selected operational and financial information for the periods indicated, for the Company's forest products operations.

                                                                    Three Months Ended       Six Months Ended
                                                                         June 30,                 June 30,
                                                           ---------------------------- ----------------------------
                                                                2006          2005          2006           2005
                                                           -------------- ------------- ------------- --------------
                                                             (In millions of dollars, except shipments and prices)
                                                            --------------------------------------------------------
Timber harvest(1)                                               21.1          32.4           35.3          65.5
                                                           ============== ============= ============= ==============
Shipments:
  Lumber: (2)
    Redwood upper grades                                         1.5           2.2            2.1           4.6
    Redwood common grades                                       27.0          43.0           64.0          86.1
    Douglas-fir upper grades                                       -           0.1              -           0.4
    Douglas-fir common grades                                   22.3          24.7           45.4          57.7
    Other                                                        1.2           0.8            1.6           1.6
                                                           -------------- ------------- ------------- --------------
  Total lumber                                                  52.0          70.8          113.1         150.4
                                                           ============== ============= ============= ==============
  Cogeneration power (3)                                        25.6          43.3           53.5          84.0
                                                           ============== ============= ============= ==============
Average sales price:
  Lumber: (4)
    Redwood upper grades                                   $   1,875      $  1,365      $   1,737     $   1,269
    Redwood common grades                                        711           639            666           625
    Douglas-fir upper grades                                       -         1,919              -         1,131
    Douglas-fir common grades                                    365           381            365           373
  Cogeneration power (5)                                          76            66             70            64

Net sales:
  Lumber, net of discount                                  $    30.6      $   39.8      $    63.1     $    81.2
  Logs                                                          (0.4)          2.4            1.6           3.9
  Cogeneration power                                             2.0           2.9            3.9           5.5
  Wood chips                                                     0.8           1.0            1.5           2.1
  Other (6)                                                      0.8           0.8            1.5           1.5
                                                           -------------- ------------- ------------- --------------
    Total net sales                                        $    33.8      $   46.9      $    71.6     $    94.2
                                                           ============== ============= ============= ==============
Operating income (loss)                                    $     0.1      $   (3.1)     $    (5.4)    $    (5.9)
                                                           ============== ============= ============= ==============
Loss before income taxes and cumulative effect of
  accounting change                                        $   (14.9)     $  (18.1)     $   (35.9)    $   (34.4)
                                                           ============== ============= ============= ==============

(1)  Timber harvest is expressed in millions of board feet, net Scribner scale.
(2)  Lumber shipments are expressed in millions of board feet.
(3)  Power deliveries are expressed in thousands of megawatt hours.
(4)  Dollars per thousand board feet.
(5)  Dollars per megawatt hour.
(6)  Includes  a gain of $5.2  million  and $5.9  million on the sale of certain properties in the second quarter and six months of 2006, respectively.

      Net Sales
     Total net sales for forest products  operations  declined $13.1 million for the second  quarter of 2006 and $22.6  million for the six months ended June 30,
2006, as compared to the prior year  periods.  The decrease in net sales was due to a decline in lumber  shipments  resulting from a lower log supply from ScoPac and an  increase  in the volume of lumber  placed into  Palco's  redwood  lumber drying  program  during the second  quarter of 2006.  The lower log supply  from
ScoPac  was  due to  adverse  weather  conditions  in  early  2006  and  harvest restrictions.

     Operating Income (loss)
     The forest products segment generated  operating income of $0.1 million for the second  quarter of 2006 and an  operating  loss of $5.4  million for the six months ended June 30,  2006.  These  results  include a gain of $5.2 million and
$5.9  million,  respectively,  from the sale of certain  properties.  The forest products  segment has incurred  substantial  operating  losses in 2006 resulting from harvest restrictions at ScoPac,  adverse weather conditions and operational inefficiencies  related  to the new  sawmill  in  Scotia.  The  forest  products segment's operating results for the first half of 2005 include substantial legal and other  professional fees relating to ScoPac's efforts to pursue a negotiated restructuring  of the Timber Notes and the first  quarter of 2005 includes a one time benefit of $3.1 million relating to an insurance settlement.

     Loss Before Income Taxes and Cumulative Effect of Accounting Change
     Forest products  operations' loss before income taxes and cumulative effect of accounting change improved by $3.2 million for the second quarter of 2006 and was $1.5 million  higher for the six months ended June 30, 2006,  as compared to the  prior  year  period,  due to the  factors  discussed  above.  Additionally, interest  expense  was higher  during the first half of 2006 due to higher  debt levels and higher  interest rates at Palco.  However,  this increase in interest expense in the second  quarter of 2006 is  largely  offset by the  write-off  of deferred  financing costs during the second quarter of 2005. The forest products segment  also had  excess  cash in 2005  invested  that  generated  earnings  of approximately $0.8 million in the second quarter of 2005 and $1.2 million in the first half of 2005.

Real Estate Operations

     Industry Overview and Selected Operational Data
     The Company,  principally  through its wholly owned  subsidiaries and joint ventures,  invests  in and  develops  residential  and  commercial  real  estate primarily in Puerto Rico, Arizona,  California, and Texas. Results of operations between quarterly periods for the Company's real estate operations are generally not  comparable due to the timing of individual  real estate sales  transactions and  cash  collections.  Accordingly,  results  for  any  one  quarter  are  not necessarily  indicative  of  results  to be  expected  for the  full  year.  The following table presents selected operational and financial  information for the three and six months ended June 30, 2006 and 2005, for the Company's real estate operations.

                                                                      Three Months Ended       Six Months Ended
                                                                          June 30,                 June 30,
                                                                   -------------------------------------------------
                                                                      2006         2005        2006         2005
                                                                   ----------- ------------ ----------- ------------
                                                                               (In millions of dollars)
                                                                    ------------------------------------------------
Net sales:
  Real estate:
    Fountain Hills                                                 $    1.1    $   16.2     $    3.2    $   22.9
    Mirada                                                              6.8         1.7         15.9         4.3
    Palmas                                                              1.9         2.5         10.5         7.1
    Other                                                                 -         0.1            -         0.1
                                                                   ----------- ------------ ----------- ------------
      Total                                                             9.8        20.5         29.6        34.4
                                                                   ----------- ------------ ----------- -----------
  Resort, commercial and other:
    Fountain Hills                                                      1.1         1.5          2.1         3.0
    Palmas                                                              3.7         3.5          7.1         6.4
    Commercial lease properties                                         4.6         4.6          9.2         9.1
    Other                                                                 -           -          0.2           -
                                                                   ----------- ------------ ------------ ------------
      Total                                                             9.4         9.6         18.6        18.5
                                                                   ----------- ------------ ----------- ------------
  Total net sales
                                                                   $   19.2    $   30.1     $   48.2    $   52.9
                                                                   =========== ============ =========== ============
Operating income (loss):
  Fountain Hills                                                   $   (0.3)        9.4          0.1        12.0
  Mirada                                                                3.3         0.6          8.1         1.4
  Palmas                                                               (1.2)       (0.9)         4.7         0.9
  Commercial lease properties                                           2.1         1.9          4.2         3.4
  Other                                                                (0.4)          -         (0.7)          -
                                                                   ----------- ------------ ------------ ------------
      Total operating income                                       $    3.5    $   11.0     $   16.4     $  17.7
                                                                   =========== ============ ============ ============

Investment, interest and other income (expense), net:
  Equity in earnings from real estate joint ventures               $   (0.1)   $   (0.2)    $   (0.3)    $  (0.4)
  Other                                                                 1.6         0.9          2.8         1.5
                                                                   ----------- ------------ ----------- ------------
                                                                        1.5         0.7          2.5         1.1
                                                                   =========== ============ =========== ============
Income before income taxes and cumulative effect of
accounting change                                                  $    0.7    $    7.4     $   10.2     $  10.1
                                                                   =========== ============ =========== ============

     Net Sales
     Total net sales for the real estate  operations  for the second  quarter of
2006 decreased by $10.9 million, as compared to the prior year period, primarily due to a  reduction  in the  number of lots sold at  Fountain  Hills,  partially offset by  increased  lot sales at Mirada.  Total net sales for the real  estate operations for the six months of 2006 decreased by $4.7 million,  as compared to the prior year period, primarily due to a substantial reduction in the number of lots sold at Fountain Hills,  partially  offset by increased lot sales at Mirada and deferred profits recognized at Palmas.

     Operating  Income and Income Before Income Taxes and  Cumulative  Effect of
Accounting Change
     Operating  income decreased by $7.5 million and $1.3 million for the second quarter  and six months of 2006,  respectively,  as  compared  to the prior year periods,  primarily  as a result of the  decreased  sales noted.  The  segment's income before income taxes and cumulative  effect of accounting change decreased by $6.7  million for the second  quarter of 2006,  as compared to the prior year period,  primarily  due to the decline in operating  results  noted  above.  The segment's income before income taxes and cumulative  effect of accounting change increased  $0.1 million for the six months of 2006  primarily  due to returns on marketable securities and other short-term  investments offset by the decline in net sales as noted above.

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

     The following table presents selected operational and financial information for the three and six months  ended June 30,  2006 and 2005,  for the  Company's racing operations.

                                                                   Three Months Ended      Six Months Ended
                                                                          June 30,             June 30,
                                                                   -------------------------------------------------
                                                                      2006         2005        2006         2005
                                                                   ----------- ------------ ------------ ------------
                                                                               (In millions of dollars)
                                                                   ----------- ------------ ------------ ------------
Number of live race days:
  Sam Houston Race Park                                                  11          11          53           53
  Valley Race Park                                                       10           5          72           68

Handle:
  Sam Houston Race Park:
    On-track handle                                                $    34.0   $    32.0    $   67.1    $    63.8
    Off-track handle                                                    12.2        13.3        89.3         86.4
                                                                   ----------- ------------ ----------- ------------
       Total                                                       $    46.2   $    45.3    $  156.4    $   150.2
                                                                   =========== ============ =========== ============
  Valley Race Park:
    On-track handle                                                $     4.4   $     4.8    $   10.3    $    10.4
    Off-track handle                                                     0.4         0.2         2.8          1.7
                                                                   ----------- ------------ ----------- ------------
       Total                                                       $     4.8   $     5.0    $   13.1    $    12.1
                                                                   =========== ============ =========== ============

Net sales:
 Sam Houston Race Park:
   Gross pari-mutuel commissions                                   $     7.8   $     7.4      $ 17.3    $    16.6
   Other revenues                                                        1.6         1.6         3.6          3.5
                                                                   ----------- ------------ ----------- ------------
       Total                                                             9.4         9.0        20.9         20.1
                                                                   ----------- ------------ ----------- ------------
 Valley Race Park:
   Gross pari-mutuel commissions                                         1.0         1.1         2.5          2.5
   Other revenues                                                        0.1         0.1         0.5          0.5
                                                                   ----------- ------------ ----------- ------------
       Total                                                             1.1         1.2         3.0          3.0
                                                                   ----------- ------------ ----------- ------------
Total net sales                                                    $    10.5   $    10.2    $   23.9    $    23.1
                                                                   =========== ============ =========== ============
Operating loss:
  Sam Houston Race Park                                                 (1.4)       (0.9)       (1.4)        (0.9)
  Valley Race Park                                                      (0.2)          -        (0.3)        (0.2)
                                                                   ----------- ------------ ----------- ------------
       Total operating loss                                        $    (1.6)  $    (0.9)   $   (1.7)   $    (1.1)
                                                                   =========== ============ =========== ============
Loss before income taxes and cumulative effect of accounting
  change                                                           $    (1.5)  $    (0.9)   $   (1.6)   $    (1.1)
                                                                   =========== ======================== ============

     Net Sales
     Total net sales for  racing  operations  increased  slightly  in the second quarter of 2006  compared  to the prior  year  period,  primarily  due to higher simulcast wagering at Sam Houston Race Park.

     Total net sales for racing  increased  slightly  in the first six months of
2006  compared  to the prior  year  period,  primarily  due to higher  simulcast wagering and increased  average  daily  attendance at both Sam Houston Race Park and Valley Race Park.

     Operating  Loss and Loss Before Taxes and  Cumulative  Effect of Accounting
Change
     Racing  operations'  operating  loss and loss before  taxes and  cumulative effect of accounting  change for the second quarter and first six months of 2006 increased from the comparable  periods in 2005,  principally due to expenditures related to the  Company's  efforts  to obtain an  additional  racing  license in
Laredo, Texas.

     Other Items Not Directly Related to Industry Segments

                                                                     Three Months Ended       Six Months Ended
                                                                          June 30,                June 30,
                                                                   ------------------------ ---------------------
                                                                      2006         2005        2006       2005
                                                                   ------------ ----------- ----------- ---------
                                                                             (In millions of dollars)
                                                                   ------------ ----------- ----------- ---------
Operating loss                                                     $    -       $  (0.5)    $  (1.0)  $  (1.4)
Income before income taxes and cumulative effect of accounting
   change                                                             0.3           2.0         2.4       1.6

     Operating Loss
     Corporate  operating losses represent general and  administrative  expenses that  are  not  attributable  to  the  Company's  industry  segments,  including stock-based  compensation  expense.  The Corporate  segment's  operating  losses improved  $0.5  million for the second  quarter of 2006 as compared to the prior year period, primarily due to cost cutting initiatives.

     The Corporate  segment's operating losses improved $0.4 million for the six months ended June 30, 2006 as compared to the prior year period.  The six months ended June 30, 2005 included a one-time severance charge of $0.5 million.

     Income Before Income Taxes and Cumulative Effect of Accounting Change
     Income  before  income taxes and  cumulative  effect of  accounting  change decreased  $1.7  million for the second  quarter of 2006,  as compared the prior year period,  due to lower levels of investments and a decrease in equity income from investments.

     Income  before  income taxes and  cumulative  effect of  accounting  change improved by $0.8 million for the six months ended June 30, 2006, as compared the prior year period, due to higher returns on short term investments.

Financial Condition and Investing and Financing Activities

     This  section  contains   statements   which  constitute   "forward-looking
statements" within the meaning of the PSLRA. See the second paragraph of Item 2.
for cautionary information with respect to such forward-looking statements.

     Overview

     The Company  conducts its operations  primarily  through its  subsidiaries.
Accordingly, creditors of subsidiaries of the Company have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the Company.  Certain of the Company's  subsidiaries,  principally  Palco and
ScoPac,  are  restricted by their various debt  instruments  as to the amount of funds that can be paid in the form of dividends or loaned to affiliates.  ScoPac is highly leveraged and has significant debt service requirements. Palco is also highly leveraged, and has significant debt service obligations.

   Cash Flow

     The following table summarizes certain data related to financial  condition and to investing and financing activities of the Company and its subsidiaries.

                                       Forest Products
                                ------------------------------
                                 Scotia      Palco               Real                           MAXXAM
                                  LLC      and Other    MGI      Estate    Racing      MGHI      Parent     Total
                                ---------  ----------  -------  ---------  --------   -------- ----------- ---------
                                                             (In millions of dollars)
                                ------------------------------------------------------------------------------------
Indebtedness (excluding
  intercompany notes)
Short-term borrowings and
   current maturities of long-
   term debt:
   June 30, 2006                $  64.9(1) $     -     $     -  $  4.2     $   0.1    $     -  $     -     $   69.2
   December 31, 2005               49.4       58.9(2)        -     4.1         0.1          -        -        112.5

Long-term debt, excluding
   current maturities:
   June 30, 2006                 $653.1       42.7(2)  $     -  $218.0     $   0.2    $     -  $     -     $  914.0
   December 31, 2005              669.6    $     -     $     -  $219.7         0.3          -        -        889.6

Cash, cash equivalents,
   marketable securities and
   other investments and
   availability of lender credit
June 30, 2006:
Cash and cash equivalents       $   1.4    $   1.3     $   0.1  $ 24.0       $ 5.2     $    -  $   4.0     $   36.0
Marketable securities and other
   investments                        -          -           -    42.4           -          -     90.1        132.5
Current restricted cash and
   marketable securities            13.1         -         2.0(3)  2.2         2.2          -        -         19.5
Long-term restricted
   amounts                           2.7       2.4           -     2.8           -          -        -          7.9
                               ---------- ----------- -------- ---------- --------- --------------------------------
                                $  17.2    $   3.7    $    2.1  $ 71.4       $ 7.4     $    -  $  94.1      $ 195.9
                               ========== =========== ======== ========== ========= ================================
    Unused and available
      credit                       11.9        3.4           -     0.1           -          -        -         15.4
                               ---------- ----------- -------- ---------- --------- --------------------------------
                               $   29.1(4) $   7.1    $    2.1  $ 71.5       $ 7.4     $    -  $  94.1      $ 211.3
                               ========== =========== ======== ========== ========= ================================
__________________

Table and Notes continued on next page

                                       Forest Products
                                ------------------------------
                                 Scotia     Palco                Real                           MAXXAM
                                  LLC     and Other     MGI      Estate    Racing      MGHI      Parent     Total
                                --------- -----------  -------  ---------  --------   -------- ----------- ---------
                                                             (In millions of dollars)
                                ------------------------------------------------------------------------------------

Capital expenditures:
  June 30, 2006                $    2.2    $   1.1    $     -    $  0.7       $ 0.2     $    -  $     -      $   4.2
  June 30, 2005                     3.1        3.7          -       0.7         1.0          -      0.4          8.9

Net proceeds from dispositions
  of property and investments:
  June 30, 2006                $    6.9    $   1.2    $     -    $    -       $   -     $    -  $     -      $   8.1
  June 30, 2005                       -        0.1          -         -           -          -        -          0.1

Borrowings (repayments) of
  debt and credit facilities,
  net of financing costs:
  June 30, 2006                $   (1.1)   $ (17.2)   $     -    $ (1.8)      $(0.1)    $    -  $     -      $ (20.2)
  June 30, 2005                     5.0       18.7          -      (2.7)       (0.1)         -        -         20.9

Dividends, advances
  including interest paid
  and tax sharing payments
  received (paid):
  June 30, 2006                $      -    $  20.0(5) $   7.6(6) $ (1.6)     $  1.0     $    -  $ (27.0)     $     -
  June 30, 2005                       -          -        2.6     (13.9)        4.5          -      6.8            -

(1)  Includes  borrowings  outstanding  under the ScoPac Line of Credit of $42.2 million and the current portion of Timber Notes  Scheduled  Amortization of
     $22.7 million.
(2)  At  December  31,  2005,  Palco's  credit  facilities  were  classified  as short-term borrowings due to financial covenant breaches. At June 30, 2006, as a result of Palco's subsequent refinancing to long-term debt facilities,
     Palco's credit facilities were classified as long-term borrowings.
(3)  MGI's  collateral  was  released in July 2006 in  connection  with  Palco's refinancing.
(4)  Excludes  Timber Notes held in the SAR Account that ScoPac  intends to sell before the January 20, 2007, Timber Notes payment date.
(5)  Reflects advances to Palco that Palco used to fund its liquidity shortfalls during the first half of 2006.
(6)  Advances of $4.6 million were used by MGI to fund timber/log purchases from
     ScoPac during the six months ended June 30, 2006.

     Operating Activities
     Net cash used for operating  activities of $10.0 million for the six months ended June 30, 2006, resulted primarily from operating  liquidity  shortfalls at the Company's forest products segment. Net cash provided by operating activities of $21.2 million for the six months ended June 30, 2005 was primarily the result of a high volume of lot sales by the Company's real estate segment.

     Investing Activities
     Net cash  provided by  investing  activities  of $15.7  million for the six months ended June 30, 2006, primarily reflects net proceeds from restricted cash and net proceeds from property sales. Net cash used for investing  activities of
$2.2  million for the six months  ended June 30,  2005,  primarily  reflects net proceeds from restricted cash, offset by capital expenditures.

     Financing Activities
     The $42.6  million of net cash used for  financing  activities  for the six months ended June 30, 2006,  principally  reflects  treasury stock  purchases of
$22.4 million and repayments on short-term  borrowings  and long-term  debt. Net cash provided by financing  activities of $20.7 million for the six months ended
June 30, 2005,  principally reflects the net proceeds from the Palco refinancing that occurred in April 2005.

     MAXXAM Parent

     MAXXAM  Parent has in the past  provided,  and may from time to time in the future,  under  appropriate  circumstances  provide,  various forms of financial
assistance  to  its   subsidiaries,   or  may  enter  into  financing  or  other
transactions  with its  subsidiaries,  including  secured or unsecured loans, or asset  purchases.  The New Palco  Term Loan and the New Palco  Revolving  Credit
Facility  required  MGI to  provide  a $10.0  million  subordinated  loan to the
Borrowers,  which was funded at closing.  There can be no assurance  that MAXXAM
Parent's  subsidiaries  will have  sufficient  liquidity  in the future to repay intercompany  loans.  MAXXAM  Parent's  pension funding was $0.8 million for the first six months of 2006 and is expected to be $2.9 million for the remainder of
2006.  During  the first six months of 2006,  MAXXAM  Parent  purchased  707,285 shares of its Common Stock for an aggregate cost of $22.4 million.

     Although  there  are  no  restrictions  on  the  Company's  ability  to pay dividends on its capital  stock,  the Company has not paid any  dividends  for a number of years and has no present intention to do so. Additionally, the Company may from time to time purchase additional shares of its Common Stock on national exchanges or in privately negotiated transactions.

     At June 30, 2006, MAXXAM Parent had unrestricted cash, cash equivalents and marketable  securities and other  investments of $94.1 million and MAXXAM Parent did not have  any  external  debt.  MAXXAM  Parent  believes  that its  existing resources will be sufficient to fund its working  capital  requirements  for the next year. With respect to long-term liquidity,  MAXXAM Parent believes that its existing cash and cash resources,  together with future  distributions  from the real estate  segment,  will be sufficient to meet its long-term  working capital requirements.  See Note 1, "-Potential  Impact on Registrant and Certain Related
Entities"  regarding potential adverse impacts upon MAXXAM Parent as a result of the liquidity issues being experienced by ScoPac and those recently  experienced by Palco.

     Forest Products Operations

     Substantially  all of MGI's  consolidated  assets are owned by Palco, and a substantial  portion of  Palco's  consolidated  assets are owned by ScoPac.  The holders of the Timber Notes have  priority over the claims of creditors of Palco with  respect to the assets and cash flows of ScoPac.  Palco's  debt  facilities
contain   certain   restrictive   covenants  which   effectively   preclude  the
distribution of funds from Palco to MGI.

     Regulatory and environmental  matters as well as legal actions have had and are expected to continue to have a significant  adverse  effect on the Company's forest products  operations and liquidity.  The ability to harvest ScoPac Timber depends in large part upon ScoPac's ability to obtain regulatory approval of its
THPs. ScoPac has experienced difficulties and delays in the approval of its THPs as the  result  of  regulatory  and  litigation  challenges  and  expects  these challenges to persist.  Moreover,  the Company expects to continue to experience further  difficulties,  limitations  and  delays  in being  able to  harvest  on previously-approved  THPs due to, among other things, actions by the North Coast
Water Board (see below).  The  foregoing  matters  have  resulted in declines in actual and expected harvest levels and cash flows,  significant increases in the cost of  logging  operations  and  increased  costs  related  to timber  harvest litigation,  all of which have severely and  negatively  impacted the historical cash flows of both Palco and  ScoPac.  These  adverse  effects  are  expected to continue.

     The North Coast Water Board is requiring  Palco and ScoPac to apply various waste  discharge  reporting,  mitigation  and erosion  control  requirements  in respect of timber harvesting activities in several watersheds,  and is likely to impose  additional  measures  in the  future.  The North  Coast  Water  Board in
December 2003 directed its staff to formulate  WWDRs for the  Freshwater and Elk
River  watersheds  on the  Palco  Timberlands.  THPs  in  these  two  watersheds represent a significant  portion of the harvest planned in 2006 and for the next several years. As harvesting  activities on the Palco Timberlands cannot readily be moved  between  watersheds  due to,  among  other  things,  historic  harvest patterns,  adjacency restrictions,  and the age classes of trees, development of
WWDRs and the other  matters  described  in the  "Regulatory  and  Environmental
Factors"  section of Note 7 have in the past and are  expected  to  continue  to result in reduced harvest and less  predictability  in the future  regarding the mix of logs available for sale by ScoPac to Palco, which negatively impacts cash flow.

     As the WWDRs had not yet been  formulated  for the Freshwater and Elk River watersheds,  the North  Coast  Water  Board for some time  failed to release for harvest a number of ScoPac's  THPs that had already  been  approved by the other governmental  agencies which approve  ScoPac's THPs. The North Coast Water Board subsequently  allowed harvesting on a portion of the approved THPs; however, the
State Water Board later disallowed  harvesting on a portion of the THPs that had been  released by the North Coast Water Board.  On May 8, 2006,  the North Coast
Water Board adopted WWDRs for the Freshwater and Elk River watersheds, which has the effect of allowing harvesting in these two watersheds to begin once THPs are enrolled,  up to  approximately  50% of the CDF  Harvest  Limit  for  these  two watersheds.  Additional THPs, bringing the total to approximately 75% of the CDF
Harvest  Limit for these two  watersheds,  may be enrolled  upon approval by the
Executive  Officer of the North Coast Water Board's staff of a monitoring  plan, which has been  submitted  by Palco.  While  certain  THPs  related to these two watersheds  have  been  enrolled,  and  harvesting  has  begun,  there can be no assurance that  additional  THPs related to these two watersheds will ultimately be enrolled or  harvested  as planned in 2006 or in future years as, among other things  Palco's  monitoring  plan has not been  approved.  The North Coast Water
Board's  adoption of these WWDRs has been appealed to the State Water Board, but the appeals are being held in abeyance in order to see how the implementation of the WWDRs  proceeds.  While ScoPac  continues to project that its annual harvest level over the ten-year period beginning 2006 will be approximately  100 million board feet, this projection is  significantly  below  historical  annual harvest levels,  and actual harvest levels may be even lower,  depending on the ultimate outcome of various assumptions.

     ScoPac Liquidity Update
     Due to its highly leveraged  condition,  ScoPac is more sensitive than less leveraged  companies to factors  affecting  its  operations,  including  low log prices,  governmental  regulation and  litigation  affecting  timber  harvesting operations on the ScoPac  Timber (see Item 1A. "Risk  Factors," of the Form 10-K
and  Note  7),  and  general  economic  conditions.  ScoPac's  cash  flows  from operations are  significantly  impacted by harvest  volumes and log prices.  The
Master Purchase Agreement between ScoPac and Palco (see Item 1. "Business-Forest
Products  Operations-Relationships  among the Palco Companies" of the Form 10-K)
contemplates  that all sales of logs by ScoPac to Palco  will be at fair  market value (based on stumpage  prices) for each  species and category of timber.  The
Master Purchase  Agreement provides that if the purchase price equals or exceeds the SBE Price and a structuring  price set forth in a schedule to the Indenture, the purchase  price is deemed to be at fair market value.  If the purchase price equals or exceeds the SBE Price,  but is less than the structuring  price,  then
ScoPac is required to engage an independent  forestry consultant to confirm that the purchase price reflects fair market value.  In January 2006, the State Board of  Equalization  adopted the new Harvest  Value  Schedule for the first half of
2006. The prices published in that schedule reflected a 5.3% increase in the SBE
Price for small redwood logs and a 5.6% decrease for small Douglas-fir logs from the prices  published for the second half of 2005. In June 2006, the State Board of  Equalization  issued a draft version of the Harvest  Value  Schedule for the second  half of 2006.  The prices  published  in that  schedule  reflected  a 4%
increase in the SBE Price for small  redwood  logs and a 6%  decrease  for small
Douglas-fir logs from the prices published for the second half of 2005.

     In  the  absence  of  significant  regulatory  relief  and  accommodations,
ScoPac's annual timber harvest levels and cash flows from  operations  will, for at least the next several years, be substantially  below both historical  levels and the minimum  levels  necessary  to allow  ScoPac to satisfy its debt service obligations in respect of the Timber Notes.

     In an effort  to  address  the  expected  future  cash  shortfalls,  ScoPac initiated  the ScoPac Land Sale  Program  whereby it is seeking to sell  certain non-timberland  properties such as ranchlands and recreational areas, as well as certain  timberlands.  During the first half of 2006, $6.9 million of properties were sold and an additional  $4.6 million of  properties  were sold in July 2006
(of which $3.3 million was received  prior to the July 2006 Timber Notes payment date).  There can be no assurance  that the marketing  efforts in respect of the remaining properties will be successful.

     Due to regulatory  constraints  and adverse weather  conditions  during the first  half of 2006  harvest  levels  were  lower  than  planned,  resulting  in liquidity  shortfalls at ScoPac.  ScoPac and MGI  consummated  three  timber/log purchases  that  provided  ScoPac an  aggregate  of $8.1  million of  additional liquidity  ($4.4  million as of June 30, 2006 and $3.7  million in July 2006) to pay its expenses,  including  interest due in respect of the Timber Notes on the
Timber Notes payment dates in January 2006 and July 2006, as discussed below.

     On the Timber Notes payment date in January 2006,  ScoPac used its existing cash  resources,  all of the remaining  funds available under the ScoPac Line of
Credit,  and the additional funds made available from a $2.3 million  timber/log purchase by MGI, to pay all of the $27.7 million of interest due ($25.8  million net of interest due in respect of Timber Notes held in the SAR Account).  ScoPac also repaid $19.3 million of principal on the Timber Notes ($11.9 million net of principal in respect of Timber Notes held in the SAR  Account),  an amount equal to Scheduled Amortization, using funds held in the SAR Account.

     As previously  announced,  the estimates of ScoPac  indicated that its cash flows from  operations,  together with funds  available under the ScoPac Line of
Credit  and other  available  funds,  would be  insufficient,  by a  substantial amount,  to pay the entire  amount of interest due on the July 20, 2006,  Timber
Notes payment date. As the July 20, 2006,  Timber Notes payment date approached, it became  apparent  the  ScoPac's  estimates  would prove  correct and that the
remaining  cash   shortfall  as  of  such  Timber  Notes  payment  date,   after
consideration  of the funds made available from the ScoPac Land Sale Program and the MGI  timber/log  purchases  discussed  above,  would be  approximately  $2.1 million. Based upon review of its existing  alternatives,  ScoPac requested that
Palco make an early payment, equal to the $2.1 million shortfall,  in respect of certain  logs that had already  been  delivered  to and  purchased by Palco from
ScoPac. Palco approved and delivered the early log payment.

     On the Timber  Notes  payment  date in July 2006,  ScoPac used its existing cash  resources,  all of the remaining  funds available under the ScoPac Line of
Credit, the additional funds made available from the ScoPac Land Sale Program of
$10.2 million, a $3.7 million  timber/log  purchase by MGI, and the $2.1 million early log  payment  by Palco to pay all of the $27.1  million  of  interest  due
($25.4  million net of interest  due in respect of Timber  Notes held in the SAR
Account).  ScoPac also repaid  $10.0  million of  principal  on the Timber Notes
($6.2  million  net of  principal  in  respect  of Timber  Notes held in the SAR
Account), an amount equal to Scheduled Amortization, using funds held in the SAR
Account.

     ScoPac also expects to incur substantial  interest shortfalls over at least the next several years.  The failure of ScoPac to pay all of the interest on the
Timber  Notes when due would  constitute  an event of  default  under the Timber
Notes Indenture.  There can be no assurance that ScoPac will be able to generate sufficient additional liquidity to fund the expected future cash shortfalls.  To the extent  that  ScoPac is unable to  generate  sufficient  liquidity  from the
ScoPac Land Sale Program or other sources,  the Company expects that ScoPac will be  forced  to  take  extraordinary  actions,  which  may  include:  laying  off employees,  shutting down various  operations,  and seeking protection by filing under the Bankruptcy Code.

     Palco Liquidity Update
     As of December 31, 2005, and June 30, 2006, Palco and Britt were in default under the Old Palco Term Loan and the Old Palco Revolving Credit Facility due to
financial covenant breaches. In the first half of 2006, additional liquidity was needed at Palco and Palco  borrowed an  aggregate  of $20.0  million from MGI to meet its cash shortfalls.  Palco's liquidity shortfalls during the first half of
2006 resulted  primarily  from reduced log supply from ScoPac and  operational inefficiencies  related to the large log  processing  line at Palco's new Scotia sawmill.

     On July 18, 2006,  Palco and Britt,  as Borrowers,  closed on the New Palco
Term Loan, a new five-year  $85.0 million  secured term loan,  and the New Palco
Revolving  Credit  Facility,  a new five-year $60.0 million secured  asset-based revolving credit facility.  The New Palco Term Loan was fully funded at closing.
The New Palco Term Loan and the New Palco Revolving Credit Facility required MGI to provide a $10.0 million  subordinated  loan to the Borrowers,  which was also funded at closing. The Borrowers used approximately (i) $34.0 million of the New
Palco Term Loan to pay off the Old Palco Term  Loan;  (ii) $22.5  million of the
New Palco Term Loan to pay off the Old Palco Revolving  Credit Facility and cash collateralize  previously  existing letters of credit; and (iii) $6.0 million to pay transaction  costs.  The remaining funds at closing of $32.5 million will be used for general  corporate  purposes.  The Borrowers  terminated  the Old Palco
Revolving  Credit  Facility and the Old Palco Term Loan.  The Borrowers have not made any  borrowings  under the New Palco  Revolving  Credit  Facility  to date, although they currently have availability in excess of $20.0 million.

     The amount  available for borrowings  under the New Palco Revolving  Credit
Facility  is  normally  the  sum  of 85% of  the  Borrowers'  eligible  accounts receivable  plus the lesser of (i) 80% of the book value of Borrowers'  eligible inventory or (ii) 85% of the net orderly  liquidation  value of such  inventory.
However,  during  each  period  from  October 15 through  January 15, the amount available for borrowing under the New Palco Revolving Credit Facility is the sum of 95% of Borrowers'  eligible accounts receivable plus the lesser of (i) 90% of the book value of Borrowers'  eligible  inventory or (ii) 95% of the net orderly liquidation  value of such inventory.  The amount  available under the New Palco
Revolving  Credit Facility may not exceed $60.0 million,  subject to limitations such as the ability of the lender to establish reasonable reserves.

     The New Palco Term Loan  bears  interest  at the rate of LIBOR plus  8.75%.
Loans under the New Palco Revolving Credit Facility bear interest at the rate of
LIBOR  plus  2.75% or prime  plus  0.75%,  at the  Borrowers'  option;  however, incremental  borrowings  made during the period from October 15 through  January
15,  bear  interest  at the rate of LIBOR  plus 4.50% or prime  plus  2.50%,  as applicable. The New Palco Revolving Credit Facility matures on July 18, 2011.

     Both the New Palco Term Loan and the New Palco  Revolving  Credit  Facility
contain substantially  identical restrictive covenants that limit the Borrowers'
ability to incur debt,  grant  liens,  make  investments,  pay  dividends,  make capital  expenditures  or merge or  consolidate,  and require the  Borrowers' to maintain a minimum level of EBITDA,  along with a minimum fixed charge  coverage ratio and maximum leverage ratio throughout the life of the loans. The operating cash flow  estimates  used to  establish  the EBITDA  maintenance  covenant  are subject to a number of assumptions  about future operating cash flows and actual results could differ  materially from these  estimates.  The New Palco Term Loan also requires the Borrowers to repay a  substantial  portion of the  outstanding principal of the New Palco Term Loan with the net proceeds  from the Palco Asset
Sale Program, including the real property associated with Palco's former Fortuna and Carlotta sawmills, and Palco-owned homes to be sold after certain milestones have been met. Any remaining principal balance of the New Palco Term Loan is due on July  18,  2011.  Accordingly,  continued  compliance  with  these  new  debt facilities is dependent on Palco's  ability to meet its EBITDA  projections  and timely complete  required asset sales. The New Palco Term Loan and the New Palco
Revolving  Credit  Facility  contain  customary  events of default and customary remedies with respect to the occurrence of an event of default.

     The New Palco  Term  Loan and New  Palco  Revolving  Credit  Facility  each include prepayment  premiums of 3%, 2% and 1% that will be payable in connection with any  prepayment of the New Palco Term Loan or reduction or  termination  of the New Palco  Revolving  Credit  Facility  during the  first,  second and third years,  respectively.  Under  the New Palco  Term  Loan and New Palco  Revolving
Credit Facility,  Palco is permitted to invest up to $5.0 million in ScoPac.  No such investment had been made or committed to be made by Palco, and there can be no  assurance  that Palco would in the future  determine  or be able to make any such investment in whole or part.

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

     Capital  expenditures  for Palco were $1.1 million for the six months ended
June 30, 2006 and are  expected to be between  $3.6 million and $4.1 million for the remainder of 2006. Capital expenditures for ScoPac were $2.2 million for the six months  ended June 30, 2006 and are  expected to be between $5.4 million and
$6.0 million for the remainder of 2006. Palco's pension funding was $2.1 million for the first six  months of 2006 and is  expected  to be $7.2  million  for the remainder of 2006.

     Real Estate Operations

     Capital  expenditures and real estate  improvements  and development  costs were  $5.5  million  for the first six  months  of 2006 and are  expected  to be between  approximately $10.0 million to $15.0 million for the remainder of 2006, primarily for infrastructure construction at Fountain Hills. The Company expects that these  expenditures will be funded by cash flows from operations,  existing cash and available credit facilities.

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

     Racing Operations

     Capital expenditures were $0.2 million for the first six months of 2006 and an additional $0.1 million is expected for the remainder of 2006.

     Subject to available  resources,  the Company's racing segment may purchase additional  properties  and/or  seek to expand  its  operations  as  appropriate opportunities arise.

     During the first  quarter of 2006,  SHRP,  Ltd.  borrowed $1.0 million from
MAXXAM Parent to improve its working capital  position.  SHRP, Ltd.'s management expects that SHRP, Ltd. will require  additional  advances from MAXXAM Parent to fund its  operations  and  capital  expenditures  in the future.  SHRP,  Ltd. is
experiencing   strong  competition  from  Internet  wagering  and  "racinos"  in surrounding  states.  The Company  expects that these  factors will also have an adverse impact on the long-term liquidity of SHRP, Ltd.

Off-Balance Sheet Arrangements

     The  Company  does not have any  off-balance  sheet  financing,  other than
operating   leases   entered  into  in  the  normal   course  of  business,   or
unconsolidated  special purpose  entities.  The Company does not use derivatives for any of its treasury or risk management activities.

Trends

     Forest Products Operations

     Harvest  levels at the Company forest  products  operations are expected to decline  significantly,  as compared to historical  harvest levels,  in 2006 and beyond. Consequently, cash flows from ScoPac's operations will not be sufficient for at least the next several  years to allow ScoPac to satisfy its debt service obligations  in respect of its Timber  Notes.  In an effort to address  expected future  cash  shortfalls,  ScoPac is  seeking  to sell  certain  non-timberlands properties  such as  ranchlands  and  recreational  areas,  as  well as  certain timberlands.  Although  certain  sales  have  been  completed,  there  can be no assurance that the marketing efforts in respect of the remaining properties will be successful.

     Palco has  commenced  the Palco Asset Sale Program  pursuant to which it is marketing certain assets. The New Palco Term Loan and New Palco Revolving Credit
Facility also require the Borrowers to timely  complete  transactions  under the
Palco Asset Sale Program. There can be no assurance that these marketing efforts will be successful or that regulatory approvals will be obtained to enable Palco to timely complete required asset sales.

     Real Estate Operations

     The  Company  is  engaged  in  marketing  and  sales  programs  of  varying magnitudes  at its real estate  developments.  The  Company  intends to continue selling undeveloped acreage, semi-developed parcels and fully developed lots.

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

Contractual Obligations

     The  following  table  presents  information  with respect to the Company's contractual obligations as of June 30, 2006 (in millions).

                                                                         Payments Due by Period
                                                     ---------------------------------------------------------------
         Contractual Obligations             Total      2006      2007      2008       2009      2010    Thereafter
--------------------------------------------------------------------------------------------------------------------
Debt obligations                           $   983.2   $ 50.7    $ 31.4    $ 30.2      $25.5     $ 71.5  $  773.9
Interest due on long-term debt
  obligations (1)                              704.2     73.5     107.9     104.6       67.1       65.2     285.9
Operating lease obligations                     10.0      1.6       2.9       2.0        0.8        0.8       1.9
Purchase obligations(2)                            -        -         -         -          -          -         -
Pension funding obligations (3)                 20.4     10.1       6.5       3.2        0.6          -         -
Other long-term liabilities reflected on
  the Company's balance sheet(4)(5)(6)(7)        6.0      1.7       0.8       3.5          -          -         -
                                           -------------------------------------------------------------------------
Total                                      $ 1,723.8   $137.6    $149.5    $143.5      $94.0     $137.5  $1,061.7
                                           =========================================================================

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
(5)  Includes  $0.1  million in 2006 and $1.8 million in 2008 under the terms of various executive compensation agreements.
(6)  Includes  $0.4  million in 2007 and $1.7  million in 2008 for PDMPI's  cost sharing agreement with the Puerto Rico Power Authority for the construction of an  electrical  substation  that will  provide  capacity to new projects within PDMPI.
(7)  Includes  $1.6  million  in 2006 and 0.4  million  in 2007 for  contractual amounts owed under agreements with various  professional firms (principally audit and tax compliance fees).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in  interest  rates  primarily  under the
ScoPac Line of Credit and the Old Palco Revolving  Credit Facility and Old Palco
Term Loan, as well as certain other debt  facilities used to finance real estate development  activities.  As of June 30,  2006,  there  were  $84.9  million  in borrowings  outstanding under all variable rate facilities.  Based on the amount of borrowings  outstanding  under these  facilities  during the six months ended
June 30, 2006, a 1.0% change in interest  rates  effective from the beginning of the year would have resulted in an increase or decrease in interest  expense for the period of $0.8 million.

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

     As of the end of the period covered by this report,  our management carried out an  evaluation,  under the  supervision  and with the  participation  of the
Company's management,  including our Chief Executive Officer and Chief Financial
Officer,  of the  effectiveness  of the design and  operation  of the  Company's disclosure  controls and procedures.  Based on the  evaluation,  our management, including our Chief  Executive  Officer and Chief Financial  Officer,  concluded that the Company's  disclosure controls and procedures were effective as of June
30, 2006.

     There have been no significant  changes in the Company's  internal controls or in other  factors  that  could  significantly  affect the  internal  controls subsequent to the date the Company completed its evaluation.

                     PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information set forth in Note 7 is incorporated herein by reference.

ITEM 1A. RISK FACTORS

     Part I, Item 1A of the Company's Form 10-K contains  important risk factors that could cause the Company's  actual results to differ  materially  from those projected in any forward-looking  statement.  Additional risks and uncertainties not  currently  known or that are currently  deemed  immaterial  may  materially adversely impact our business, financial condition or operating results.

     The information  presented below updates, and should be read in conjunction with, the risk factor information  disclosed in the Form 10-K for the year ended
December 31, 2005.

     The Company has amended and  restated  the first item under "Risk  Factors:
Risks related to Forest Products Regulatory Matters" to read as follows:

     Regulatory and legislative actions have the power to limit ScoPac's harvest levels and  require  ScoPac and Palco to incur  additional  costs and have other adverse consequences.

     Regulatory and legislative  actions,  among others, are now having, or have the potential to have material adverse impacts on ScoPac and Palco:

     o    The North  Coast  Water  Board has in the past  failed to release  for harvest  a  number  of  ScoPac's  previously-approved  THPs,  reducing current and projected harvest levels significantly.  Continued failure of the North  Coast  Water  Board to release  THPs for  harvest  would worsen the cash flow difficulties of Palco and ScoPac. The North Coast
          Water  Board  has  adopted  WWDRs  for the  Freshwater  and Elk  River watersheds,  which  action has the effect of  allowing  harvesting  in these two  watersheds to begin once THPs are enrolled by the Executive
          Officer of the North Coast Water Board. There can be no assurance that
          THPs for these two watersheds will ultimately be enrolled or harvested as  planned  in 2006 or in future  years.  If there are  delays in the enrollment of these THPs, there could be a further significant adverse impact on current and future harvest levels and the cash flows of both
          Palco and ScoPac.

     o    The final TMDL  requirements  applicable to the Palco  Timberlands may require  aquatic  protection  measures that are  different  from or in addition  to  those  in the  HCP or that  result  from  the  watershed analysis  process  provided  for in the HCP.  These  requirements  may further reduce the harvesting on the Palco  Timberlands and cash flows of ScoPac and Palco.

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

     o    The designation of a species as endangered or threatened under the ESA or the CESA can  significantly  reduce  harvest levels if that species inhabits  the  Palco  Timberlands  or if  the  habitat  of  the  Palco
          Timberlands is deemed  favorable to the species.  While the HCP covers
          17 different species,  it is possible that additional species could be designated as endangered or threatened under both the ESA and the CESA

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

     The Company has removed,  amended  and/or has added several new items under
"Risk  Factors-Risks  related to Liquidity  and Capital  Resources of Our Forest
Products Subsidiaries", as follows:

     The risk, Palco is currently in default under its debt facilities, has been removed  as a risk due to the  closing  on the New Palco Term Loan and New Palco
Revolving  Credit  Facility on July 18, 2006.  The risk,  Palco may be adversely affected by an inability to obtain additional  liquidity,  has been removed as a risk due to the  closing  on the New Palco  Term  Loan and New  Palco  Revolving
Credit Facility on July 18, 2006.

     The risk, Palco is highly leveraged and debt covenant restrictions increase the difficulty of operating its business, has been added and amended as follows:

     Palco's  high level of debt and covenant  restrictions  under the New Palco
Term  Loan and New Palco  Revolving  Credit  Facility  could  have a variety  of important negative consequences, including:

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
     o    limiting its  ability,  or  increasing  the costs,  to  refinance  its indebtedness.

     Palco may not be able to timely complete required asset sales.

     o    Palco may not be able to complete  the Palco  Asset Sale  Program in a timely manner.  Regulatory  approvals required to complete the program could delay receipt of liquidity.

     The risk,  ScoPac's and Palco's liquidity issues could result in claims and potential liabilities for certain affiliates, has been amended as follows:

     The  liquidity  issues  being  experienced  by ScoPac,  and those  recently experienced by Palco should they recur, could result in claims against and could have adverse impacts on MAXXAM Parent, MGHI and/or MGI. For example,  were Palco to terminate its pension plan,  MAXXAM Parent and its wholly owned  subsidiaries would be jointly and severally  liable for any unfunded pension plan obligations
(estimated to be approximately $31.0 million at December 31, 2005). In addition, it is possible that  transactions  which could be completed in connection with a potential  restructuring or reorganization of Palco or ScoPac, could require the utilization  of all or a  substantial  portion of, or the loss of a  significant portion of, the  Company's  net  operating  losses or other tax  attributes  for federal and state income tax purposes and could require tax payments.

     These risk factors and those set forth in the Form 10-K do not  represent a comprehensive  list of factors that could cause our results to differ from those that are currently anticipated and should be read together with the risk factors and other  information  set forth in the Form  10-K and in the  Company's  other filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In June 2006,  the Company  acquired  704,100 shares of its Common Stock at
$31.70 per share, for a total of $22.3 million,  through a privately  negotiated transaction. Additionally, in June 2006 the Company acquired 3,185 shares of its
Common  Stock at an  average  price of  $28.02  per  share,  for a total of $0.1 million,  on national  exchanges.  The  Company  may from time to time  purchase additional  shares of its Common  Stock on national  exchanges  or in  privately negotiated transactions.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on May 24, 2006, at which  meeting the  stockholders  reelected  Messrs.  Cruikshank,  Rosenberg,
Rosenthal,  Friedman and Levin as  directors of the Company.  The results of the matters voted upon at the meeting are shown below.

Nominees for Director

     The nominees  for  election as  directors of the Company are listed  below, together with voting information for each nominee.  Messrs.  Charles Hurwitz and
Shawn Hurwitz continued as directors of the Company.

     Nominees for Election by Holders of Common Stock

     Robert J. Cruikshank - 4,681,897 votes for,  761,410 votes withheld and -0-
          broker non-votes.
     Stanley D. Rosenberg - 4,681,940 votes for,  761,367 votes withheld and -0-
          broker non-votes.
     Michael J. Rosenthal - 4,654,644 votes for,  788,663 votes withheld and -0-
          broker non-votes.

     Nominees for  Election  by  Holders of Common  Stock and Class A  Preferred
          Stock

     J.   Kent Friedman - 11,332,894  votes for,  787,783 votes withheld and -0-
          broker non-votes.
     Ezra G. Levin - 11,319,499 votes for, 801,178 votes withheld and -0- broker non-votes.

ITEM 6. EXHIBITS

     a. Exhibits:

          10.1 Fourth Amendment to Credit  Agreement,  dated May 18, 2006, among
               Registrant,  Bank of  America,  N.A.,  The  Bank of Nova  Scotia,
               Keybank National Association,  and U.S. Bank National Association
               (incorporated   herein  by  reference  to  Exhibit  10.1  to  the
               Company's Current Report on Form 8-K filed on May 23, 2006)

          10.2 Stock  Purchase   Agreement,   dated  May  25,  2006,  among  the
               Registrant,  Scion  Qualified  Value  Fund and Scion  Value  Fund
               (incorporated   herein  by  reference  to  Exhibit  10.1  to  the
               Company's Current Report on Form 8-K filed on May 26, 2006)

          10.3 Revolving  Credit  Agreement dated as of July 18, 2006, among The
               Pacific Lumber Company,  Britt Lumber Co., Inc., the lenders from time to time party thereto and Marathon  Structured  Finance Fund
               L.P., as administrative  agent (incorporated  herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 21, 2006)

          10.4 Term Loan Agreement, dated as of July 18, 2006, among The Pacific
               Lumber Company,  Britt Lumber Co., Inc., the lenders from time to time party thereto and Marathon  Structured Finance Fund L.P., as administrative agent (incorporated herein by reference to Exhibit
               10.2 to the  Company's  Current  Report on Form 8-K filed on July
               21, 2006)

          10.5 Guarantee  and  Collateral  Agreement  dated as of July 18, 2006, made by The Pacific  Lumber  Company,  Britt  Lumber  Co.,  Inc.,
               MAXXAM Group Inc.,  Salmon Creek LLC and Scotia Inn Inc. in favor of Marathon Structured Finance Fund L.P., as administrative agent for  the  Revolving  Credit  Agreement  (incorporated  herein  by reference to Exhibit 10.3 to the Company's Current Report on Form
               8-K filed on July 21, 2006)

          10.6 Guarantee  and  Collateral  Agreement  dated as of July 18, 2006, made by The Pacific  Lumber  Company,  Britt  Lumber  Co.,  Inc.,
               MAXXAM Group Inc.,  Salmon Creek LLC and Scotia Inn Inc. in favor of Marathon Structured Finance Fund L.P., as administrative agent for the Term Loan Agreement  (incorporated herein by reference to
               Exhibit 10.4 to the Company's Current Report on Form 8-K filed on
               July 21, 2006)

          10.7 Deed of Trust, Security Agreement, Assignment of Rents And Leases
               And Fixture  Filing,  dated as of July 18, 2006,  by and from The
               Pacific  Lumber Company to Fidelity  National Title Company,  for
               the  benefit  of  Marathon   Structured  Finance  Fund  L.P.,  as
               administrative   agent  for  the   Revolving   Credit   Agreement
               (incorporated   herein  by  reference  to  Exhibit  10.5  to  the
               Company's Current Report on Form 8-K filed on July 21, 2006)

          10.8 Deed of Trust, Security Agreement, Assignment of Rents And Leases
               And Fixture  Filing,  dated as of July 18, 2006,  by and from The
               Pacific  Lumber Company to Fidelity  National Title Company,  for
               the  benefit  of  Marathon   Structured  Finance  Fund  L.P.,  as
               administrative  agent for the Term Loan  Agreement  (incorporated herein by  reference  to Exhibit  10.6 to the  Company's  Current
               Report on Form 8-K filed on July 21, 2006)

          *    31.1 Section 302 Certification of Chief Executive Officer

          *    31.2 Section 302 Certification of Chief Financial Officer

          *    32.1 Section 906 Certification of Chief Executive Officer

          *    32.2 Section 906 Certification of Chief Financial Officer

          *    Included with this filing

                                      SIGNATURE

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned  thereunto duly authorized,  who has signed this report on behalf of the  Registrant  and as the principal  financial and  accounting  officer of the
Registrant.

                                                     MAXXAM INC.

Date: August 9, 2006             By:     /S/         M. EMILY MADISON
                                                     M. Emily Madison
                                                     Vice President, Finance and
                                                 Interim Chief Financial Officer
                                               (Principal Accounting Officer and
                                            Interim Principal Financial Officer)

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

Borrowers:  Palco and Britt,  as Borrowers under the New Palco Term Loan and the
New Palco Revolving Credit Facility

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

EBITDA:  As  defined  in  Section  1.01 of the New Palco Term Loan and New Palco
Revolving Credit Agreement  which,  among other things,  excludes the results of
ScoPac

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

FIN: Financial Accounting Standards Board Interpretation

FIN No. 48: FASB FIN No. 48 , "Accounting  for  Uncertainty in Income Taxes,  an
Interpretation of FASB Statement 109"

Form 10-K:  Annual  Report on Form 10-K of the Company for the fiscal year ended
December 31, 2005

Fountain Hills:  Fountain Hills, a master-planned  residential community located in Fountain Hills, Arizona

Harvest Value Schedule:  A schedule setting forth SBE Prices, which is published biannually  by the  California  State  Board of  Equalization  for  purposes  of computing yield taxes on timber sales

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

Kaiser: Kaiser Aluminum Corporation,  a former subsidiary of the Company engaged in aluminum operations

Kaiser  Bankruptcy  Court:  The United States District Court for the District of
Delaware  supervising the Cases Kaiser Shares:  50,000,000  shares of the common stock of Kaiser, formerly owned by the Company and MGHI

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

New Palco  Revolving  Credit  Facility:  The new five-year $60.0 million secured
asset-based   revolving  credit  facility  evidenced  by  the  Revolving  Credit
Agreement dated as of July 18, 2006,  among Palco and Britt,  as borrowers,  and
Marathon Structured Finance Fund L.P., as Administrative Agent

New Palco Term Loan: The new five-year $85.0 million secured term loan evidenced by the Term Loan Agreement dated as of July 18, 2006,  among Palco and Britt, as borrowers, and Marathon Structured Finance Fund L.P., as Administrative Agent

NJDEP: New Jersey Department of Environmental Protection

North Coast Water Board:  California  North Coast Regional Water Quality Control
Board

Old Palco Revolving Credit Facility:  Revolving credit facility evidenced by the
Revolving  Credit Agreement dated as of April 19, 2005 among Palco and Britt, as borrowers, and Credit Suisse First Boston

Old  Palco  Term  Loan:  $35.0  million  term  loan  evidenced  by the Term Loan
Agreement  dated as of April 19, 2005 among Palco and Britt,  as borrowers,  and
The CIT Group/Business Credit, Inc.

Option  A  Plan:   Plan  for  complying  with   California's   sustained   yield
requirements, which has been approved by the CDF, and is being used by the Palco
Companies

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