Form 10-Q
period 2006-11-14
MAXXAM INC
filed 2006-11-14
CIK 63814

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2006

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
Yes     No X

    Number of shares of common stock outstanding at November 10, 2006: 5,257,657

                                TABLE OF CONTENTS

                                                                            Page
PART I. - FINANCIAL INFORMATION

          Item 1.   Financial Statements (unaudited):
                    Consolidated Balance Sheets................................
                    Consolidated Statements of Operations......................
                    Consolidated Statements of Cash Flows......................
                    Condensed Notes to Consolidated Financial Statements.......

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                        Results of Operations..................................

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

          Item 4.   Controls and Procedures....................................

PART II. - OTHER INFORMATION

          Item 1.   Legal Proceedings..........................................
          Item 1A.  Risk Factors...............................................
          Item 2.   Unregistered Sales of Equity Security and Use of Proceeds..
          Item 6.   Exhibits...................................................
          Signatures...........................................................

APPENDIX A - GLOSSARY OF DEFINED TERMS.........................................

          The  accompanying  notes  are an  integral  part  of  these  financial statements.

              MAXXAM INC. AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEETS
   (In millions of dollars, except share information)
                                                                                       September 30,   December 31,
                                                                                          2006             2005
                                                                                      -------------- -------------
                                                                                                (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                           $     30.5     $    72.9
  Marketable securities and other short-term investments                                   135.2         134.6
Receivables:
  Trade, net of allowance for doubtful accounts of $0.7 and $0.8, respectively              12.1          11.1
  Other                                                                                      4.4           5.4
Inventories:
  Lumber                                                                                    12.2           7.6
  Logs                                                                                      23.5          18.9
Real estate and other assets held for sale                                                   8.2          12.6
Prepaid expenses and other current assets                                                   17.2          16.4
Restricted cash and marketable securities                                                   28.3          29.1
                                                                                      -------------- -------------
     Total current assets                                                                  271.6         308.6
Property, plant and equipment, net of accumulated depreciation of $228.4 and
$207.9, respectively                                                                       338.6         355.0
Timber and timberlands, net of accumulated depletion of $230.6 and $226.3, respectively    201.5         208.7
Real estate                                                                                 45.3          43.2
Deferred income taxes                                                                       94.8          95.1
Intangible assets                                                                            2.2           2.9
Long-term receivables and other assets                                                      29.9          26.9
Restricted cash and marketable securities                                                    8.2           7.9
                                                                                      -------------- -------------
                                                                                      $    992.1     $ 1,048.3
                                                                                      ============== =============
Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable                                                                    $     14.5     $    11.2
  Accrued interest                                                                          14.7          25.9
  Accrued compensation and related benefits                                                 11.6          20.7
  Other accrued liabilities                                                                 30.7          37.0
  Short-term borrowings and current maturities of long-term debt                           174.1         112.5
                                                                                      -------------- -------------
     Total current liabilities                                                             245.6         207.3
Long-term debt, less current maturities                                                    860.3         889.6
Accrued pension and other postretirement benefits                                           32.9          34.1
Losses in excess of investment in Kaiser                                                       -         516.2
Other noncurrent liabilities                                                                54.0          62.4
                                                                                      -------------- -------------
     Total liabilities                                                                $  1,192.8     $ 1,709.6
                                                                                      -------------- -------------
Commitments and contingencies (see Note 8)
Stockholders' deficit:
  Preferred stock, $0.50 par value; $0.75 liquidation preference; 2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible Preferred
    Stock; 668,964 shares issued and 668,119 shares outstanding                              0.3           0.3
  Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359 shares
    issued; 5,257,657 and 5,967,942 shares outstanding                                       5.0           5.0
  Additional capital                                                                       225.3         225.3
  Accumulated deficit                                                                     (273.1)       (670.4)
  Accumulated other comprehensive loss                                                     (10.8)        (96.6)
  Treasury stock, at cost (shares held:  preferred - 845; common - 4,805,702 and
    4,095,417, respectively)                                                              (147.4)       (124.9)
                                                                                      -------------- -------------
     Total stockholders' deficit                                                          (200.7)       (661.3)
                                                                                      -------------- -------------
                                                                                      $    992.1     $ 1,048.3
                                                                                      ============== =============

     The accompanying notes are an integral part of these financial statements.

          MAXXAM INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS
    (In millions of dollars, except per share information)

                                                                    Three Months Ended        Nine Months Ended
                                                                      September 30,             September 30,
                                                                 ------------------------- -------------------------
                                                                      2006         2005         2006         2005
                                                                 ------------ ------------ ------------ ------------
                                                                                     (Unaudited)
Net sales:
  Forest products                                                $     37.9   $     42.6   $    109.5   $   136.8
  Real estate                                                          28.9         52.3         77.1       105.2
  Racing                                                               11.0         10.9         34.9        34.0
                                                                 ------------ ------------ ------------ ------------
                                                                       77.8        105.8        221.5       276.0
                                                                 ------------ ------------ ------------ ------------
Costs and expenses:
  Cost of sales and operations:
    Forest products                                                    28.0         33.0         90.2       111.9
    Real estate                                                         9.2         12.9         25.6        29.3
    Racing                                                              9.9          9.7         30.6        29.3
  Selling, general and administrative expenses                         14.7         22.2         39.3        50.5
  Depreciation, depletion and amortization                              8.7          8.3         26.1        26.1
  Gain on sales of timberlands and other assets                        (5.3)           -        (11.2)       (0.1)
  Reversal of net investment in Kaiser                               (430.9)           -       (430.9)          -
                                                                 ------------ ------------ ------------ ------------

                                                                     (365.7)        86.1       (230.3)      247.0
                                                                 ------------ ------------ ------------ ------------
Operating income (loss):
  Forest products                                                       5.0         (2.1)        (0.4)       (8.0)
  Real estate                                                          10.4         30.7         26.8        48.4
  Racing                                                               (1.4)        (1.8)        (3.1)       (2.9)
  Corporate, including reversal of net investment in Kaiser           429.5         (7.1)       428.5        (8.5)
                                                                 ------------ ------------ ------------ ------------
                                                                      443.5         19.7        451.8        29.0
Other income (expense):
  Investment and interest income                                       (0.3)         4.3          5.6         9.6
  Other income (expense)                                                0.2         (0.2)         1.0           -
  Interest expense, net                                               (20.2)       (18.9)       (58.9)      (55.0)
  Amortization of deferred financing costs                             (4.5)        (0.6)        (5.7)       (3.1)
                                                                 ------------ ------------ ------------ ------------
Income (loss) before income taxes and cumulative effect of
  accounting change                                                   418.7          4.3        393.8       (19.5)
Benefit (provision) for income taxes                                      -            -          4.2           -
                                                                 ------------ ------------ ------------ ------------
Income (loss) before cumulative effect of accounting change           418.7          4.3        398.0       (19.5)
Cumulative effect of accounting change, net of tax                        -            -         (0.7)          -
                                                                 ------------ ------------ ------------ ------------
Net income (loss)                                                $    418.7   $      4.3   $    397.3   $   (19.5)
                                                                 ============ ============ ============ ============
Basic income (loss) per common and common equivalent share
  before cumulative effect of accounting change                  $    79.61   $     0.72   $    70.71   $   (3.26)
Cumulative effect of accounting change                                    -            -        (0.12)          -
                                                                 ------------ ------------ ------------ ------------
Basic income (loss) per common and common equivalent
  shares after cumulative effect of accounting change            $    79.61   $     0.72   $    70.59   $   (3.26)
                                                                 ============ ============ ============ ============

Diluted income (loss) per common and common equivalent
  share before cumulative effect of accounting change            $    69.32   $     0.62    $   62.20   $   (3.26)
Cumulative effect of accounting change                                    -            -        (0.11)          -
                                                                 ------------ ------------ -------------------------
Diluted income (loss) per common and common equivalent
  share after cumulative effect of accounting change             $    69.32   $     0.62    $   62.09   $   (3.26)
                                                                 ============ ============ =========================

     The accompanying notes are an integral part of these financial statements.

              MAXXAM INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS
                (In millions of dollars)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                          --------------------------
                                                                                              2006         2005
                                                                                          ------------ -------------
                                                                                                 (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                                                       $     397.3  $     (19.5)
  Adjustments to reconcile net income (loss) to net cash provided by (used for)
    operating activities:
    Reversal of net investment in Kaiser                                                       (430.9)           -
    Depreciation, depletion and amortization                                                     26.1         26.1
    Non-cash stock-based compensation benefit                                                    (3.7)         0.3
    Gains on sales of timberlands and other assets                                              (11.2)        (0.1)
    Net gains from marketable securities                                                         (1.2)        (4.6)
    Amortization of deferred financing costs                                                      5.7          3.1
    Equity in loss of unconsolidated affiliates, net of dividends received                        0.7          0.7
    Increase (decrease) in cash resulting from changes in:
      Receivables                                                                                 0.1          3.0
      Inventories                                                                                (8.8)        (3.3)
      Prepaid expenses and other assets                                                          (1.5)        (0.1)
      Accounts payable                                                                            3.4            -
      Accrued and deferred income taxes                                                          (3.9)        (0.3)
      Other accrued liabilities                                                                 (11.8)        15.9
      Accrued interest                                                                          (11.2)       (12.2)
      Long-term assets and long-term liabilities                                                 (2.9)         6.4
      Other                                                                                       1.1         (0.6)
                                                                                          ------------ -------------
        Net cash provided by (used for) operating activities                                    (52.7)        14.8
                                                                                          ------------ -------------

Cash flows from investing activities:
  Net proceeds from the disposition of property and investments                                  15.9          0.1
  Sales and maturities of marketable securities and other investments                           420.2        497.0
  Purchases of marketable securities and other investments                                     (419.0)      (469.9)
  Net proceeds from restricted cash                                                               0.4          8.4
  Capital expenditures                                                                           (8.4)       (16.2)
  Return of investment in joint venture                                                             -          0.5
  Other, net                                                                                      0.3          0.1
                                                                                          ------------ -------------
        Net cash provided by investing activities                                                 9.4         20.0
                                                                                          ------------ -------------

Cash flows from financing activities:
  Proceeds from issuances of long-term debt                                                       0.2         38.0
  Principal payments on long-term debt                                                          (67.4)       (31.0)
  Principal payments on Timber Notes deposited in the SAR Account                                11.1          9.5
  Borrowings (repayments) under revolving and short-term credit facilities                       88.3         25.5
  Incurrence of deferred financing costs                                                         (8.8)        (3.1)
  Treasury stock purchases                                                                      (22.5)        (0.2)
                                                                                          ------------ -------------
        Net cash provided by financing activities                                                 0.9         38.7
                                                                                          ------------ -------------
Net increase (decrease) in cash and cash equivalents                                            (42.4)        73.5
Cash and cash equivalents at beginning of the period                                             72.9         18.5
                                                                                          ------------ -------------
Cash and cash equivalents at end of the period                                            $      30.5  $      92.0
                                                                                          ============ =============

Supplemental disclosure of cash flow information:
  Interest paid, net of capitalized interest and interest paid in respect of the
    Timber Notes held in the SAR Account                                                  $      70.2  $      67.2

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
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial  position of the  Company at  September  30,  2006,  the  consolidated results of operations  for the three months and nine months ended  September 30,
2006 and  2005,  and the  consolidated  cash  flows  for the nine  months  ended
September 30, 2006 and 2005.

     Kaiser Update

     In  February  2002,  Kaiser  and  certain  of its  subsidiaries  filed  for reorganization  under  Chapter  11 of the  Bankruptcy  Code.  Kaiser's  plan  of reorganization  provided for the cancellation of Kaiser's equity,  including the
Company's Kaiser Shares,  without consideration or obligation.  Kaiser's plan of reorganization  became  effective  on July 6,  2006,  and  Kaiser  emerged  from bankruptcy. Since the Company's Kaiser Shares were cancelled without obligation, the Company reversed the $516.2 million of losses in excess of its investment in
Kaiser along with the accumulated  other  comprehensive  losses of $85.3 million related to Kaiser, resulting in a net gain of $430.9 million,  recognized in the third quarter of 2006. As a result of the  cancellation of the Company's  Kaiser
Shares in 2006, the Company  expects it will take a worthless stock deduction on its 2006 consolidated  federal income tax return.  However, due to uncertainties regarding whether the Company will ultimately realize the resulting tax asset of approximately  $135.8  million,  the Company has  established  a full  valuation allowance related to this tax asset.

     Financial Difficulties of Forest Products Entities

     Future Harvest Levels
     ScoPac  has  conducted  extensive  reviews  and  analyses  of  its  assets, operations  and future  prospects.  As a result of these  extensive  reviews and analyses,  ScoPac has concluded  that, in the absence of significant  regulatory relief and  accommodations,  its future  annual timber  harvest  levels and cash flows from operations for at least the next several years will be  substantially below both historical  harvest levels and the minimum levels  necessary in order to allow it to satisfy  its debt  service  obligations  in respect of the Timber
Notes. ScoPac has previously disclosed that its estimated average annual harvest
levels  over  the  ten-year  period   beginning  in  2006  is  estimated  to  be
approximately  100 million  board feet per year.  This  harvest  level  reflects
ScoPac's  estimate of the cumulative impact of ongoing  regulatory  limitations, watershed  prescriptions,  the  requirements of the HCP and other matters and is based on a number  of  assumptions  that  may or may not  prove to be  accurate.
Actual  harvest  levels may even be lower,  depending  on the outcome of various assumptions.

     Regulatory Matters
     Regulatory and environmental  matters as well as legal actions have had and are expected to continue to have a significant  adverse  effect on the Company's forest products  operations and liquidity.  The ability to harvest ScoPac Timber depends in large part upon ScoPac's ability to obtain regulatory approval of its
THPs. ScoPac has experienced difficulties and delays in the approval of its THPs as the  result  of  regulatory  and  litigation  challenges  and  expects  these challenges to persist. The foregoing matters have resulted in declines in actual and expected harvest levels and cash flows, significant increases in the cost of logging operations and increased costs related to timber harvest litigation, all of which have  severely  impacted  the  historical  cash flows of both Palco and
ScoPac. These adverse effects are expected to continue.

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

     On May 8, 2006,  the North Coast Water Board adopted the Freshwater and Elk
River WWDRs.  The decision  allows  harvesting  in these two  watersheds,  up to approximately  50% of the applicable  CDF Harvest  Limit,  once the staff of the
North Coast Water Board reviews and enrolls THPs submitted by ScoPac.  The North
Coast Water  Board's  decision also allowed the  enrollment of additional  THPs, bringing the total to  approximately  75% of the CDF Harvest Limit for these two watersheds, upon approval of a monitoring and reporting program by the Executive
Officer of the North Coast Water  Board  staff.  The  monitoring  and  reporting program was approved on September 29, 2006,  allowing enrollment by the staff of the North  Coast  Water Board of the  additional  THPs for these two  watersheds planned for harvest in 2006.  This  monitoring  and reporting  program will also govern future THPs in these two watersheds.  However,  there can be no assurance that  additional  THPs in these two  watersheds  will  ultimately be enrolled or harvested  as planned in 2006 or future  years.  The North Coast  Water  Board's
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

     In an effort to address the expected  future interest  payment  shortfalls,
ScoPac  initiated  the  ScoPac  Land Sale  Program  to sell  certain  timberland properties, as well as various non-timberland properties, such as ranchlands and recreational areas. ScoPac expects that all of the net proceeds from sales under the ScoPac Land Sale  Program  will be  available  to pay interest on the Timber
Notes,  in  accordance  with the Timber Notes  Indenture.  During the first nine months of 2006,  ScoPac sold  properties  available  under the program for $13.1 million.  The  aggregate  estimated  market  value of the  remaining  properties included in the ScoPac Land Sale Program should cover ScoPac's  expected  future interest payment shortfalls, and the sale of enough of these properties to cover the expected future interest  payment  shortfalls  should not materially  reduce estimated  average annual  harvest levels over the next decade.  There can be no assurance that the marketing efforts for the ScoPac Land Sale Program properties will be successful or that the resulting proceeds, if any, will be sufficient to cover ScoPac's  expected  future  interest  payment  shortfalls.  The properties included in the ScoPac Land Sale Program may change from time to time.

     In an effort to address ScoPac's 2006 operating cash shortfalls, ScoPac and
MGI consummated three timber/log  purchases that provided ScoPac an aggregate of
$8.1 million of additional liquidity to pay its expenses, including interest due in respect of the Timber Notes on the Timber Notes payment dates in January 2006 and July 2006, as discussed  below.  In July 2006,  ScoPac also  requested  that
Palco make an early payment of $2.1 million, in respect of certain logs that had already been delivered to and purchased by Palco from ScoPac. Palco approved and delivered  the  early log  payment,  which  was used to pay  ScoPac's  expenses, including a portion of the interest due in respect of the July 2006 Timber Notes payment date.

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
Credit, $10.2 million of funds from the ScoPac Land Sale Program, a $3.7 million
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

     As noted  above,  ScoPac  also  expects to  continue  to incur  substantial interest payment shortfalls over at least the next several years. The failure of
ScoPac to pay all of the interest on the Timber Notes when due would  constitute an event of default under the Timber Notes Indenture.  There can be no assurance that ScoPac will be able to generate sufficient additional liquidity to fund the expected future cash shortfalls. To the extent that ScoPac is unable to generate sufficient  liquidity  from the ScoPac Land Sale Program or other  sources,  the
Company expects that ScoPac will be forced to take extraordinary  actions, which may include: laying off employees, shutting down various operations, and seeking protection by filing under the Bankruptcy Code.

     Palco Liquidity Update
     As of December 31, 2005, and June 30, 2006, Palco and Britt were in default under the Old Palco Term Loan and the Old Palco Revolving Credit Facility due to
financial covenant breaches. In the first half of 2006, additional liquidity was needed at Palco and Palco  borrowed an  aggregate  of $20.0  million from MGI to meet its cash shortfalls.  Palco's liquidity shortfalls during the first half of
2006  resulted  primarily  from  reduced log supply from ScoPac and  operational inefficiencies  related  to the  large log  processing  line at  Palco's  Scotia sawmill.

     On July 18, 2006,  Palco and Britt,  as Borrowers,  closed on the New Palco
Term Loan,  a  five-year  $85.0  million  secured  term loan,  and the New Palco
Revolving  Credit  Facility,  a  five-year  $60.0  million  secured  asset-based revolving  credit  facility,  and  terminated  the Old  Palco  Revolving  Credit
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
$22.5  million  of the New Palco  Term  Loan to pay off the Old Palco  Revolving
Credit Facility and cash  collateralize  previously-existing  letters of credit;
and (iii) $6.0 million to pay transaction  costs. The remaining $32.5 million of loan  proceeds  were used for general  corporate  purposes.  As of September 30,
2006, $84.6 million was outstanding under the New Palco Term Loan, $10.8 million was outstanding  under the New Palco Revolving Credit Facility,  and the maximum remaining  availability  under the New Palco Revolving Credit Facility was $36.5
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
incremental borrowings made during the period from October 15 through January 15 bear  interest  at the  rate of  LIBOR  plus  4.50%  or  prime  plus  2.50%,  as applicable.

     Both the New Palco Term Loan and the New Palco  Revolving  Credit  Facility
contain substantially  identical restrictive covenants that limit the Borrowers'
ability to incur debt,  grant  liens,  make  investments,  pay  dividends,  make capital  expenditures  or merge or  consolidate,  and require the  Borrowers  to maintain  specified  minimum  levels  of  EBITDA  throughout  the  life  of  the facilities  and  specified  minimum  fixed  charge  coverage  ratios and maximum leverage ratios commencing  December 31, 2007. The operating cash flow estimates used to  establish  the EBITDA  maintenance  covenant are subject to a number of assumptions  about future  operating  cash flows and actual results could differ materially  from  these  estimates.  The New Palco Term Loan also  requires  the
Borrowers to repay a substantial portion of the outstanding principal of the New
Palco  Term  Loan with the net  proceeds  from  various  required  asset  sales, including the real property  associated with Palco's former Fortuna and Carlotta sawmills,  and Palco-owned  homes to be sold after certain  milestones have been met. Any  remaining  principal  balance of the New Palco Term Loan is due on the maturity date. Accordingly,  continued compliance with these new debt facilities is  dependent  on  Palco's  ability to meet its  EBITDA  projections  and timely complete required asset sales. There can be no assurance that Palco will be able to meet these financial covenants in future periods. The New Palco Term Loan and the New Palco Revolving Credit Facility contain  customary events of default and customary remedies with respect to the occurrence of an event of default and are each  secured by a  security  interest  in the stock of Palco  held by MGI,  and substantially  all of the assets of the  Borrowers  (other than  Palco's  equity interest in ScoPac).

     The Borrowers did not meet the required minimum EBITDA maintenance covenant for the three  month  period  ended  September  30,  2006,  due to an  unplanned severance  charge and a legal  settlement.  The Borrowers  expect the lenders to issue a limited waiver of the default through December 14, 2006. Until such time as the default is resolved,  amounts  outstanding  under the New Palco Term Loan and the New Palco  Revolving  Credit  Facility have been classified as a current liability in the Company's consolidated financial statements.  Additionally, the
Borrowers  have notified the lenders that changing  market  conditions and other factors will likely impact the  Borrowers'  ability to comply with the financial covenants in future periods.  The Borrowers are evaluating various  cost-cutting initiatives to improve  profitability,  but there can be no assurance that these efforts will  generate  sufficient  liquidity to enable the  Borrowers to comply with the  financial  covenants in future  periods.  The  Borrowers  are pursuing discussions  with the  lenders in an effort to amend the New Palco Term Loan and the New Palco  Revolving  Credit  Agreements  to reflect these  changing  market conditions  and  other  factors;  however,  there can be no  assurance  that the
Borrowers will be successful in their  efforts.  In the event that the Borrowers are unable to improve  profitability or amend the two facilities as needed, they may be forced to take extraordinary actions.

     The New Palco  Term  Loan and New  Palco  Revolving  Credit  Facility  each include prepayment  premiums of 3%, 2% and 1% that will be payable in connection with any  prepayment of the New Palco Term Loan or reduction or  termination  of the New Palco Revolving Credit Facility during the facilities' first, second and third years, respectively. Under the New Palco Term Loan and New Palco Revolving
Credit Facility,  Palco is permitted to invest up to $5.0 million in ScoPac.  No such investment has been made or committed to be made by Palco, and there can be
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

     Another  action that could be  considered by ScoPac and/or Palco is seeking protection  by  filing  for  bankruptcy.  Under  generally  accepted  accounting principles, consolidation is generally required for investments of more than 50%
of the outstanding voting stock of an investee,  except when control is not held by the majority owner.  Under these rules,  legal  reorganization  or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the  bankruptcy  court,  rather than the majority  owner.  Were Palco and/or Scopac to file for bankruptcy  financial  results of the filing  entities would be deconsolidated on the date of such filing,  and the Company would begin reporting  its  investment  in such  subsidiaries  using  the cost  method.  The resulting  impact on the Company's  consolidated  financial  statements would be significant.

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

                                                   Three Months Ended    Nine Months Ended
                                                   September 30, 2006    September 30, 2006
                                                   ------------------- ------------------
Revenues                                           $         39.9      $        112.0
Costs and expenses                                          (32.3)              (90.7)
Reversal of net investment in Kaiser                        430.9               430.9
                                                   ------------------- ------------------
Operating income                                            438.5               452.2
MAXXAM's equity in MGI's losses                             (15.2)              (51.1)
Other expenses, net                                          (4.6)               (7.3)
Cumulative effect of accounting change                          -                (0.7)
Income tax benefit                                              -                 4.2
                                                   ------------------- ------------------
Net income                                         $        418.7      $        397.3
                                                   =================== ====================

                                                                                       As of
                                                                                   September 30, 2006
                                                                                -------------------

Current assets                                                                  $         223.7
Property, plant and equipment (net)                                                       231.5
Other assets                                                                              155.1
                                                                                -------------------
                  Total assets                                                  $         610.3
                                                                                ===================
Current liabilities                                                                        42.9
Long-term debt, less current maturities                                                   217.2
Other liabilities                                                                          54.7
Losses recognized in excess of investment in MGI and certain intercompany items           496.2
                                                                                -------------------
                  Total liabilities                                                       811.0
Stockholders' deficit                                                                    (200.7)
                                                                                -------------------
                  Total liabilities and stockholders' deficit                   $         610.3
                                                                                ===================

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

     Use of Estimates and Assumptions

     The  preparation  of financial  statements  in accordance  with  accounting principles  generally  accepted in the United States of America requires the use
of  estimates  and  assumptions   that  affect  (i)  the  reported  amounts  and
classification  of assets and  liabilities  (ii) the  disclosure  of  contingent assets and  liabilities  known to exist as of the date the financial  statements are published and (iii) the reported amount of revenues and expenses  recognized during each period  presented.  The Company  reviews all  significant  estimates affecting its consolidated financial statements on a recurring basis and records the  effect  of any  necessary  adjustments  prior to  filing  the  consolidated financial  statements with the Securities and Exchange  Commission.  Adjustments made to estimates often relate to improved information not previously available.
Uncertainties   are  inherent  in  such   estimates  and  related   assumptions;
accordingly, actual results could differ from these estimates.

     Risks and  uncertainties  are inherent with respect to the ultimate outcome of the  matters  discussed  in Note  8.  The  results  of a  resolution  of such uncertainties  could  have  a  material  effect  on the  Company's  consolidated
financial   position,   results  of  operations   or  liquidity.   In  addition,
uncertainties  related to the  projection of future  taxable income could affect the  realization  of the  Company's  deferred  tax assets.  Estimates  of future benefit payments used to measure the Company's pension and other  postretirement benefit  obligations  are  subject  to a  number  of  assumptions  about  future experience,  as are the estimated  future cash flows projected in the evaluation of long-lived assets for possible  impairment.  To the extent there are material
differences   between  these  estimates  and  actual   results,   the  Company's
consolidated financial statements or liquidity could be affected.

2.   New Accounting Standards

     Accounting for Stock Options
     The Company  adopted SFAS No. 123(R)  effective  January 1, 2006.  SFAS No.
123(R)  requires  compensation  costs  related  to  share-based  payments  to be determined  by the fair value of the equity or liability  instruments  issued on the grant date.  Compensation  cost is required to be recognized over the period that an employee provides service in exchange for the award and these awards are required to be re-measured each reporting period.  The adoption of this standard resulted in an expense of $0.7 million in the first quarter of 2006 representing the cumulative impact of awards exercisable on January 1, 2006.

      Exchanges of Nonmonetary Assets
     In December  2004,  the FASB issued SFAS No. 153.  SFAS No. 153 is based on the principle that  exchanges of nonmonetary  assets should be measured based on the fair value of the assets exchanged.  The adoption of SFAS No. 153 on January
1,  2006,  did not  have  an  impact  on the  Company's  consolidated  financial statements.

     Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS No. 154,  which changes the  requirements applicable  to  accounting  for,  and  reporting  of,  a  change  in  accounting principle.  SFAS No.  154  requires  retrospective  application  of a change  in accounting  principle  to prior  periods'  financial  statements,  unless  it is impracticable to determine either the period-specific  effects or the cumulative effect of the  change.  SFAS No. 154 is  effective  for  accounting  changes and corrections  of errors made in fiscal years  beginning  after December 15, 2005.
The  adoption of SFAS No. 154 on January 1, 2006,  did not have an impact on the
Company's consolidated financial statements.

     Accounting for Uncertainty in Income Taxes
     In June 2006,  the FASB issued FIN No. 48, which  defines the threshold for recognizing  the benefits of  uncertain  tax return  positions in the  financial statements.  FIN No. 48 is effective for fiscal years  beginning  after December
15, 2006.  The Company is in the process of evaluating the effects of FIN No. 48 on its consolidated financial statements.

     Fair Value Measurements
     In  September  2006,  the FASB issued  SFAS No.  157,  which is intended to increase  consistency and  comparability in fair value  measurements by defining fair value,  establishing  a framework for measuring  fair value,  and expanding disclosures about fair value  measurements.  SFAS 157 is effective for financial statements  issued for fiscal years  beginning  after  November  15,  2007,  and interim  periods  within those fiscal years.  The Company will adopt SFAS 157 on
January  1,  2008,  and  has not  yet  determined  the  impact,  if any,  on its consolidated financial statements.

     Employers'  Accounting for Defined Benefit Pension and Other Postretirement
Plans
     In September 2006, the FASB issued SFAS No. 158, which requires an employer to  recognize  the  overfunded  or  underfunded  status  of  a  defined  benefit postretirement  plan as an asset or  liability  in its  statement  of  financial position,  and to recognize through  comprehensive income changes in that funded status in the year in which the  changes  occur.  Additionally,  it  requires an employer  to measure  the  funded  status of a plan as of the date of its fiscal year-end, with limited exceptions. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006;  however,  the requirement to measure plan assets and benefit  obligations as of the fiscal year-end is not effective until fiscal  years  ending  after  December  15,  2008.  The  Company  will adopt all requirements of SFAS 158 in accordance with this timeline. The Company is in the process of evaluating the effects of SFAS No. 158 on its consolidated  financial statements.

3.   Cash, Cash  Equivalents,  Marketable  Securities and Investments in Limited
     Partnerships

     The following table presents cash, cash equivalents,  marketable securities and other investments, in the aggregate (in millions):

                                                                                     September 30,     December 31,
                                                                                         2006              2005
                                                                                     -------------- ----------------
Cash and cash equivalents                                                            $    55.6      $         84.4
Marketable securities                                                                    116.0               128.9
Investments in limited partnerships                                                       30.6                31.2
                                                                                     -------------- ----------------
                                                                                         202.2               244.5
Less:  restricted cash and marketable securities                                         (36.5)              (37.0)
                                                                                     -------------- ----------------
Unrestricted cash and marketable securities                                          $   165.7      $        207.5
                                                                                     ============== ================

      Cash, marketable securities and other investments include the following amounts which are restricted (in millions):
                                                                                     September 30,     December 31,
                                                                                         2006              2005
                                                                                     -------------- ----------------
Current:
Restricted cash and cash equivalents                                                 $    19.4      $          6.1
Restricted marketable securities held in the SAR Account                                   8.9                23.0
                                                                                     -------------- ----------------
                                                                                          28.3                29.1
                                                                                     -------------- ----------------
Non Current:
Restricted Timber Notes held in the SAR Account(1)                                        41.3                52.9
Other amounts restricted under the Timber Notes Indenture                                  2.5                 2.5
Other long-term restricted amounts                                                         5.7                 5.4
Less: Amounts attributable to Timber Notes held in the SAR Account(1)                    (41.3)              (52.9)
                                                                                     -------------- ----------------
                                                                                           8.2                 7.9
                                                                                     -------------- ----------------
Total restricted cash and cash equivalents and marketable securities                 $    36.5      $         37.0
                                                                                     ============== ================
------------------------
(1)  This amount  represents  the aggregate  amount price paid by ScoPac for the
     Class A-1 and Class A-2 Timber Notes held in the SAR Account. The Class A-2
     Timber Notes held in the SAR Account were sold in October 2006, and the net proceeds from the sale of approximately $30.2 million were deposited in the
     SAR Account.

     Amounts in the SAR  Account,  including  the  Timber  Notes held in the SAR
Account,  are being held by the  Trustee to support  principal  payments  on the
Timber Notes. See Note 5 for further discussion of the SAR Account.

4.   Segment Information and Other Items

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

     The reversal of the Company's net investment in Kaiser in the third quarter of 2006 resulted in a gain of $430.9  million in the  Consolidated  Statement of
Operations.  Additionally,  the Company's forest products segment has recognized cumulative gains of $11.2 million in 2006 from the sale of certain properties as part of the ScoPac Land Sale Program.

     The following table presents certain other unaudited financial  information by reportable segment (in millions).

                                                           Reportable Segments
                                                       ----------------------------  --------------------
                                                         Forest     Real                       Consolidated
                                                        Products   Estate   Racing  Corporate     Total
                                                       ---------- -------- -------- ---------- ----------
Selling, general and administrative expenses for the
  three months ended:
  September 30, 2006                                   $  5.2     $  6.2   $  2.1   $    1.2    $   14.7
  September 30, 2005                                      7.5        5.1      2.5        7.1        22.2

Selling, general and administrative expenses for the
  nine months ended:
  September 30, 2006                                   $ 16.4     $ 14.4   $  6.4   $    2.1    $   39.3
  September 30, 2005                                     18.9       16.8      6.4        8.4        50.5

Depreciation, depletion and amortization for the
  three months ended:
  September 30, 2006                                   $  5.1     $  3.1   $  0.4   $    0.1    $    8.7
  September 30, 2005                                      4.3        3.6      0.4          -         8.3

Depreciation, depletion and amortization for the
  nine months ended:
  September 30, 2006                                   $ 14.5     $ 10.3   $  1.1   $    0.2    $   26.1
  September 30, 2005                                     14.1       10.7      1.2        0.1        26.1

Total assets as of:
  September 30, 2006                                   $421.1     $339.2   $ 38.0   $  193.8    $  992.1
  December 31, 2005                                     421.4      345.3     36.4      245.2     1,048.3

     5. Debt

     Principal  amounts  of  outstanding  debt  consist  of  the  following  (in millions):
                                                                           September 30,      December 31,
                                                                              2006              2005
                                                                          -------------- ----------------
Old Palco Revolving Credit Facility(1)                                    $          -   $         24.0
Old Palco Term Loan(1)                                                               -             34.7
New Palco Term Loan due July 18, 2011(1)                                          84.6                -
New Palco Revolving Credit Facility due July 18, 2011(1)                          10.8                -
ScoPac Line of Credit due as described below                                      47.8             31.3
6.55% ScoPac Class A-1 Timber Notes due July 20, 2028                              7.3             36.6
7.11% ScoPac Class A-2 Timber Notes due July 20, 2028                            243.2            243.2
7.71% ScoPac Class A-3 Timber Notes due July 20, 2028                            463.3            463.3
7.56% Lakepointe Notes due June 8, 2021                                          113.9            114.8
7.03% Motel Notes due May 1, 2018                                                 45.1             46.1
6.08% Beltway Notes due November 9, 2024                                          28.8             29.2
7.19% Palmas Notes due December 20, 2030                                          28.9             29.2
Other notes and contracts, primarily secured by receivables, buildings,
  real estate and equipment                                                        5.0              5.1
                                                                          -------------- ----------------
Total Principal Outstanding                                                    1,078.7          1,057.5
Less: Current Maturities                                                        (174.1)          (112.5)
Class A-1 Timber Notes held in the SAR Account, at par value(2)                   (2.8)           (13.9)
Class A-2 Timber Notes held in the SAR Account, at par value(2) (3)              (41.5)           (41.5)
                                                                          -------------- ----------------
                                                                          $      860.3   $        889.6
                                                                          ============== ================
-----------------------
(1)  At December 31, 2005,  and September 30, 2006,  Palco's  credit  facilities
     were  classified  as  short-term   borrowings  due  to  financial  covenant
     breaches.
(2)  The Timber Notes Indenture provides that a Timber Note does not cease to be outstanding  because ScoPac holds the instrument.  Consequently,  ScoPac is required to pay and has paid  interest  and  principal  on the Timber Notes held in the SAR Account.
(3)  The Class A-2  Timber  Notes held in the SAR  Account  were sold in October
     2006.

     Palco Credit Agreements

     At December  31, 2005,  and June 30, 2006,  Palco and Britt were in default under the Old Palco Term Loan and the Old Palco Revolving Credit Facility due to
financial covenant breaches. The existence of the defaults required Palco to pay interest on amounts  borrowed  under the Old Palco Term Loan at a per annum rate
2% higher  than the rate at which  interest  would have been owed had no default existed.

     On July 18, 2006,  Palco and Britt,  as Borrowers,  closed on the New Palco
Term Loan,  a  five-year  $85.0  million  secured  term loan,  and the New Palco
Revolving  Credit  Facility,  a  five-year  $60.0  million  secured  asset-based revolving  credit  facility,  and  terminated  the Old  Palco  Revolving  Credit
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
$22.5  million  of the New Palco  Term  Loan to pay off the Old Palco  Revolving
Credit Facility and cash  collateralize  previously-existing  letters of credit;
and (iii) $6.0 million to pay transaction  costs. The remaining $32.5 million of loan  proceeds  were used for general  corporate  purposes.  As of September 30,
2006, $84.6 million was outstanding under the New Palco Term Loan, $10.8 million was outstanding  under the New Palco Revolving Credit Facility,  and the maximum remaining  availability  under the New Palco Revolving Credit Facility was $36.5
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
incremental borrowings made during the period from October 15 through January 15 bear  interest  at the  rate of  LIBOR  plus  4.50%  or  prime  plus  2.50%,  as applicable.

     Both the New Palco Term Loan and the New Palco  Revolving  Credit  Facility
contain substantially  identical restrictive covenants that limit the Borrowers'
ability to incur debt,  grant  liens,  make  investments,  pay  dividends,  make capital  expenditures  or merge or  consolidate,  and require the  Borrowers  to maintain  specified  minimum  levels  of  EBITDA  throughout  the  life  of  the facilities  and  specified  minimum  fixed  charge  coverage  ratios and maximum leverage ratios commencing  December 31, 2007. The operating cash flow estimates used to  establish  the EBITDA  maintenance  covenant are subject to a number of assumptions  about future  operating  cash flows and actual results could differ materially  from  these  estimates.  The New Palco Term Loan also  requires  the
Borrowers to repay a substantial portion of the outstanding principal of the New
Palco  Term  Loan with the net  proceeds  from  various  required  asset  sales, including the real property  associated with Palco's former Fortuna and Carlotta sawmills,  and Palco-owned  homes to be sold after certain  milestones have been met. Any  remaining  principal  balance of the New Palco Term Loan is due on the maturity date. Accordingly,  continued compliance with these new debt facilities is  dependent  on  Palco's  ability to meet its  EBITDA  projections  and timely complete required asset sales. There can be no assurance that Palco will be able to meet these financial covenants in future periods. The New Palco Term Loan and the New Palco Revolving Credit Facility contain  customary events of default and customary remedies with respect to the occurrence of an event of default and are each  secured by a  security  interest  in the stock of Palco  held by MGI,  and substantially  all of the assets of the  Borrowers  (other than  Palco's  equity interest in ScoPac).

     The Borrowers did not meet the required minimum EBITDA maintenance covenant for the three  month  period  ended  September  30,  2006,  due to an  unplanned severance  charge and a legal  settlement.  The Borrowers  expect the lenders to issue a limited waiver of the default through December 14, 2006. Until such time as the default is resolved,  amounts  outstanding  under the New Palco Term Loan and the New Palco  Revolving  Credit  Facility have been classified as a current liability in the Company's consolidated financial statements.  Additionally, the
Borrowers  have notified the lenders that changing  market  conditions and other factors will likely impact the  Borrowers'  ability to comply with the financial covenants in future periods.  The Borrowers are evaluating various  cost-cutting initiatives to improve  profitability,  but there can be no assurance that these efforts will  generate  sufficient  liquidity to enable the  Borrowers to comply with the  financial  covenants in future  periods.  The  Borrowers  are pursuing discussions  with the  lenders in an effort to amend the New Palco Term Loan and the New Palco  Revolving  Credit  Agreements  to reflect these  changing  market conditions  and  other  factors;  however,  there can be no  assurance  that the
Borrowers will be successful in their  efforts.  In the event that the Borrowers are unable to improve  profitability or amend the two facilities as needed, they may be forced to take extraordinary actions.

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
such investment has been made or committed to be made by Palco, and there can be no  assurance  that Palco would in the future  determine  or be able to make any such investment in whole or part.

     ScoPac Line of Credit
     The ScoPac Line of Credit allows ScoPac to borrow up to one year's interest on the aggregate  outstanding  principal balance of the Timber Notes. On May 18,
2006,  the ScoPac Line of Credit was  extended  to July 6, 2007.  At or near the completion of such extension,  ScoPac intends to request that the ScoPac Line of
Credit be extended for an  additional  period of not less than 364 days.  If not extended,  ScoPac may draw upon the full  amount  available.  The  amount  drawn would,  to  the  extent  of  available  funds,  be  repayable  in 12  semiannual installments  on each Timber  Notes  payment  date (after the payment of certain other items,  including the Aggregate Minimum Principal  Amortization Amount, as
defined,  then due),  commencing  approximately two and one-half years following the date of the draw. At September 30, 2006, the maximum  availability under the
ScoPac Line of Credit was $53.5 million,  and outstanding  borrowings were $47.8
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
Credit, $10.2 million of funds from the ScoPac Land Sale Program, a $3.7 million
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

     As  discussed   further  in  Note  1,  ScoPac  is  experiencing   financial
difficulties due to regulatory restrictions on harvesting, and other factors. As a result,  ScoPac expects to incur substantial  interest payment shortfalls over at least the next  several  years.  Such an event would  constitute  an event of default  under the  Timber  Notes  Indenture.  In the event of a failure  to pay interest or  principal  on the Timber Notes in full when due, the Trustee or the holders of at least 25% of the  aggregate  outstanding  principal  amount of the
Timber Notes may cause all principal,  interest and other amounts related to the
Timber  Notes to become  immediately  due and payable.  Also,  in the event of a failure by Palco or ScoPac to perform its  respective  covenants  or  agreements under the Master  Purchase  Agreement  or by Palco to perform its  covenants  or agreements  under the Services  Agreement,  which failure in the case of certain covenants or  agreements  continues for 30 days after notice from the Trustee or the  holders of 25% or more of the  outstanding  principal  amount of the Timber
Notes, the holders of a majority of the aggregate  outstanding  principal amount of the Timber Notes may cause all principal,  interest and other amounts related to the Timber Notes to become  immediately due and payable.  In the event of any such acceleration, the Agent under the ScoPac Line of Credit may also accelerate the advances  then  outstanding.  If such  accelerations  of Timber Notes and/or advances  under the ScoPac Line of Credit  occur,  the Trustee may  exercise all rights  under  the  Timber  Notes  Indenture  and  related  security  documents, including  applying  funds to pay  accelerated  amounts,  and selling the ScoPac
Timber Property and ScoPac Timber Rights and other assets and using the proceeds thereof  to pay  accelerated  amounts.  In the event  that  ScoPac  were to seek protection  by filing  under the  Bankruptcy  Code,  all amounts  related to the
Timber Notes would  become  immediately  due and payable  under the Timber Notes
Indenture and all advances under the ScoPac Line of Credit could be accelerated.
The foregoing rights of the Trustee and holders of Timber Notes would be subject to the rights of ScoPac under the  Bankruptcy  Code if it sought  protection  by filing under the Bankruptcy Code.

     U.S. Bank, the Trustee under the Timber Notes Indenture, resigned effective
May 1, 2006. ScoPac appointed  Deutsche Bank National Trust Company as successor
Trustee under the Timber Notes Indenture, which appointment became effective May
1, 2006. Deutsche Bank National Trust Company resigned effective August 25, 2006 and ScoPac appointed Bank of New York as successor  Trustee,  which  appointment became effective August 25, 2006.

     SAR Account
     Amounts on deposit in the SAR Account are used on each Timber Notes payment date to make principal payments on the Timber Notes in accordance with Scheduled
Amortization.  However,  if the amount on deposit in the SAR Account on a Timber
Notes payment date is less than what is needed to reduce  outstanding  principal in accordance with Scheduled Amortization, only the amount on deposit in the SAR
Account is required to be paid as a principal payment on the Timber Notes.

     At  September  30,  2006,  the  SAR  Account   balance  was  $50.2  million
(consisting  of $41.3  million of Timber  Notes held in the SAR Account and $8.9 million in  marketable  securities).  On October 11,  2006,  ScoPac  completed a private  placement of the $41.5 million par value of Class A-2 Timber Notes held in the SAR Account at a sales price of $750 per $1,000  principal  amount,  plus accrued  interest from July 20, 2006.  The net proceeds of  approximately  $30.2 million were deposited into the SAR Account.  The Company  expects that cash and marketable  securities  on deposit in the SAR Account will not be  sufficient to cover all of the Scheduled  Amortization  on the January 20, 2008,  Timber Notes
payment date and beyond.

     Letters of Credit
     As a result of  S&P  credit  rating  actions  related to Palco in 2005,
Palco was  required  to post a $9.9  million  letter of credit with the State of
California to secure its workers  compensation  liabilities.  In connection with
Palco's  refinancing in July 2006,  Palco cash  collateralized  these letters of credit using  proceeds from the New Palco Term Loan. In October 2006,  following the adoption of an amendment to the New Palco Revolving Credit  Facility,  Palco
cancelled the cash collateralized  letters of credit and reissued the letters of credit using  availability  under the New Palco Revolving  Credit  Facility.  In addition to the reissued letters of credit,  Palco used  availability  under the
New Palco Revolving Credit Facility,  to post letters of credit in the amount of
$3.5 million to satisfy certain liability insurance obligations.

     At September  30, 2006,  the Company's  real estate  segment had letters of credit  outstanding in the amount of $9.0 million to satisfy  certain  liability insurance  policy  requirements.  In October 2006,  these letters of credit were reduced by $3.5 million.

6.   Income Taxes

     The Company  generated income before income taxes and cumulative  effect of accounting change of $418.7 million and $393.8 million for the third quarter and first nine months of 2006,  respectively,  primarily as a result of the reversal of the Company's  investment  in Kaiser,  which is considered a capital loss for tax purposes,  rather than taxable income. However, the Company has not recorded any tax  provision or benefit  related to current  period  income or loss as the
Company  anticipates  an effective tax rate of zero for the year ended  December
31,  2006.  The  Company  evaluates   appropriate  factors  in  determining  the
realizability  of the  deferred  tax assets  attributable  to losses and credits generated  during each period as well as those being carried  forward.  Based on this evaluation,  the Company provided valuation  allowances with respect to the deferred tax assets  attributable to the losses and credits generated during the nine months  ended  September  30,  2006.  These  valuation  allowances  were in addition to the valuation allowances provided in prior years.

     As a result of the cancellation of the Company's Kaiser Shares in 2006, the
Company   expects  it  will  take  a  worthless  stock  deduction  on  its  2006 consolidated federal income tax return.  However, due to uncertainties regarding whether  the  Company  will  ultimately  realize  the  resulting  tax  asset  of approximately  $135.8  million,  the Company has  established  a full  valuation allowance related to this tax asset.

     Texas  House Bill 3, signed  into law in May 2006,  eliminates  the taxable capital and earned surplus  components of the existing  Texas  franchise tax and replaces these  components  with a margin-based  franchise tax. There will be no impact  on the  Company's  2006  Texas  state  income  taxes  as the  new law is effective  for  reports  due on or after  January  1, 2008  (based  on  business activity  during  2007).  The  Company is  required to include in income for the period that  includes the date of enactment  the impact of the tax law change on its deferred state income taxes.  This tax law change resulted in a reduction in the Company's deferred state income taxes in the amount of $4.1 million,  net of federal benefit, and the net tax benefit was recognized in the second quarter of
2006.

7.   Employee Benefit Plans

     The components of pension and other postretirement  benefits expense are as follows (in millions):

                                                                  Medical/Life                       Medical/Life
                                               Pension Benefits     Benefits        Pension Benefits     Benefits
                                               --------------- ------------------  --------------- ------------------
                                                Three Months Ended September 30,    Nine Months Ended September 30,
                                               --------------- ------------------  --------------- ------------------
                                                2006    2005     2006      2005     2006     2005    2006    2005
                                               ------ ------   ------    ------   ------   ------  ------  ------
Components of net periodic benefit costs:
  Service cost                                 $   -  $  0.4   $  0.1    $  0.1   $   -    $  2.3  $  0.3  $  0.3
  Interest cost                                  1.3     1.4      0.2       0.2     4.0       4.3     0.4     0.6
  Expected return on assets                     (1.5)   (1.3)       -         -    (4.3)     (3.9)      -       -
  Amortization of prior service costs              -       -     (0.1)     (0.1)      -         -    (0.1)   (0.3)
  Recognized net actuarial (gain) loss             -     0.2        -      (0.1)    0.2       0.6       -    (0.1)
                                               ------ ------   ------    ------   ------   ------  ------  ------
  Net periodic benefit costs                   $(0.2) $  0.7   $  0.2    $  0.1   $(0.1)   $  3.3  $  0.6  $  0.5
                                               ====== ======   ======    ======   ======   ======  ======  ======

     The MAXXAM  Pension Plan and Palco  Retirement  Plan were frozen  effective
December 31, 2005;  as a result,  these plans will  continue,  but no additional benefits will accrue to participants subsequent to December 31, 2005.

8.   Regulatory and Environmental Factors and Contingencies

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

     Environmental Plans
     From March 1999 until October 2002, ScoPac prepared THPs in accordance with the SYP. The SYP was intended to comply with  regulations  of the CDF  requiring timber  companies to  demonstrate  sustained  yield,  i.e. that their  projected average  annual harvest for any decade within a 100-year  planning  period would not exceed the average  annual growth level at the end of the 100-year  planning period.  These  regulations  allow companies which do not have a sustained yield plan to follow alternative  procedures to document compliance with the sustained yield  requirements.  As  discussed  below (see  "-Contingencies-Timber  Harvest
Litigation"),   in  October  2003,  the  California   trial  court  hearing  the
EPIC-SYP/Permits  lawsuit  entered  a  judgment  invalidating  the  SYP  and the
California  Permits,  although an  appellate  court  reversed  that  decision in
December  2005. The plaintiffs  appealed the appellate  court's  decision to the
California  Supreme Court,  which has indicated it will review the matter.  As a result of an earlier  stay order and the trial  court's  judgment,  ScoPac  from
October 2002 until March 2005 obtained  review and approval of its THPs under an alternative procedure in the California forest practice rules known as Option C.
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

     Water Quality
     Laws and  regulations  dealing with water  quality are  impacting the Palco
Companies primarily in four areas:  efforts by the EPA and the North Coast Water
Board to establish  TMDLs in  watercourses  that have been  declared to be water quality  impaired;  actions  by the North  Coast  Water  Board to  impose  waste
discharge  reporting   requirements  in  respect  of  watersheds  on  the  Palco
Timberlands and in some cases,  clean-up or preventive measures;  actions by the
North  Coast  Water  Board  during the THP  approval  process  imposing  certain operational requirements on individual THPs; and the development of WWDRs by the
North  Coast  Water  Board  and its  staff  for  the  Freshwater  and Elk  River watersheds.

     Under the CWA, the EPA is required to establish TMDLs in watercourses  that have been declared to be "water  quality  impaired." The EPA and the North Coast
Water  Board  are in  the  process  of  establishing  TMDLs  for  many  northern
California rivers and certain of their tributaries,  including nine watercourses that flow within the Palco Timberlands.  On the Palco Timberlands,  the relevant contaminant  is simple  sediment - dust,  dirt and gravel - that is  abundant in watercourses  largely as a function of the area's  normally  heavy  rainfall and soil that erodes easily.  The Company expects the process of establishing  TMDLs to continue until at least 2010.  The EPA has issued reports  dealing with TMDLs
on  three  of  the  nine  watercourses.   The  agency  has  indicated  that  the
requirements under the HCP would significantly  address the sediment issues that resulted in TMDL requirements for these watercourses. Presently, the North Coast
Water Board is in the process of establishing the TMDL  requirements  applicable to two other  watercourses,  Freshwater and Elk River, on the Palco Timberlands,
with a  targeted  completion  of  2007  for  these  two  watercourses.  ScoPac's scientists  are  actively  working  with North Coast Water Board staff to ensure that these TMDLs recognize and incorporate the environmental protection measures of the HCP. The final TMDL requirements  applicable to the Palco Timberlands may require  aquatic  protection  measures that are different from or in addition to those in the HCP or that result from the prescriptions to be developed  pursuant to the watershed  analysis process  provided for in the HCP. Those  requirements could further restrict harvesting on the Palco Timberlands.

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
The Palco Companies and the North Coast Water Board are currently in discussions to determine what these measures will be. The requirements  imposed to date have significantly  increased operating costs;  future additional  requirements could further increase costs and cause additional delays in THP approvals.

     The North Coast Water Board has also issued the Elk River Orders, which are aimed at addressing  existing sediment production sites through cleanup actions.
The North Coast Water Board has also  initiated the process that could result in
similar  orders  for  the  Freshwater   and  Bear  Creek   watersheds,   and  is
contemplating similar actions for the Jordan and Stitz Creek watersheds. The Elk
River Orders have resulted in increased costs that could extend over a number of years.  Additional orders for other watersheds  (should they be issued) may also result in further cost increases.

     On May 8, 2006,  the North Coast Water Board adopted the Freshwater and Elk
River WWDRs.  The decision  allows  harvesting  in these two  watersheds,  up to approximately  50% of the applicable  CDF Harvest  Limit,  once the staff of the
North Coast Water Board reviews and enrolls THPs submitted by ScoPac.  The North
Coast Water  Board's  decision also allowed the  enrollment of additional  THPs, bringing the total to  approximately  75% of the CDF Harvest Limit for these two watersheds, upon approval of a monitoring and reporting program by the Executive
Officer of the North Coast Water  Board  staff.  The  monitoring  and  reporting program was approved on September 29, 2006,  allowing enrollment by the staff of the North  Coast  Water Board of the  additional  THPs for these two  watersheds planned for harvest in 2006.  This  monitoring  and reporting  program will also govern future THPs in these two watersheds.  However,  there can be no assurance that  additional  THPs in these two  watersheds  will  ultimately be enrolled or harvested  as planned in 2006 or future  years.  The North Coast  Water  Board's
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

     Effective  January 1, 2004,  California  Senate Bill 810 provides  regional water quality control boards with additional  authority  related to the approval of THPs on land within  impaired  watersheds.  The Company is  uncertain  of the operational and financial  effects that will ultimately  result from Senate Bill
810;  however,  because  substantially  all rivers and  waterbodies on the Palco
Timberlands  are  classified as  sediment-impaired,  implementation  of this law could result in additional delays in obtaining  approvals of THPs, lower harvest levels,  increased  costs,  and  additional  protection  measures  beyond  those contained in the HCP.

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
The case is not yet final as the trial has not yet been held, and there are many unresolved  issues  involving  interpretation  of the Court's  decision  and its application to actual  operations.  On April 28, 2006, the Court denied separate motions for summary  judgment that had been filed by the Palco Companies and the plaintiff.  On June 30, 2006, the plaintiff  filed a motion for partial  summary judgment  seeking to  establish  the Palco  Companies'  liability  and the Palco
Companies filed a new motion for summary  judgment  asserting that the plaintiff lacks  standing to maintain the lawsuit.  A hearing on these motions was held on
October 3, 2006, and the Court took the matter under submission.

     Should the Court's  October 2003  decision  ultimately  become final and be held to apply to all of the timber  operations of Palco and ScoPac,  it may have
some  or  all  of  the  following  effects:   imposing   additional   permitting
requirements,  delaying  approvals of THPs,  increasing  harvesting  costs,  and adding water protection  measures beyond those contained in the HCP. The Company believes that civil penalties should not be awarded for operations that occurred prior to the Court's decision due to timber companies'  historical reliance upon the  regulation  and  Palco's  belief  that the  requirements  under the HCP are adequate to ensure that sediment and pollutants  from  harvesting  activities on the Palco  Timberlands will not reach levels harmful to the  environment.  While the impact of a conclusion to this case that upholds the October 2003 ruling may be adverse,  the Company  does not  believe  that such an outcome  should have a material  adverse  impact on the  Company's  consolidated  financial  condition, results of operations or  liquidity.  Nevertheless,  due to the numerous ways in which the Court's  interpretation  of the regulation  could be applied to actual operations, there can be no assurance that this will be the case.

     On November  20, 2002,  the Cook and Cave  actions  were filed,  which name
Palco and certain affiliates as defendants. The Cook action alleges, among other things,  that defendants'  logging  practices have contributed to an increase in flooding  along  Freshwater  Creek (which runs  through the Palco  Timberlands),
resulting  in  personal  injury  and  damage  to  the  plaintiffs'   properties.
Plaintiffs  further  allege that in order to have THPs  approved in the affected areas,  the  defendants  engaged  in  certain  unfair  business  practices.  The plaintiffs  seek,  among  other  things,  compensatory  and  exemplary  damages, injunctive relief, and appointment of a receiver to ensure that the watershed is restored.  The Cave action contains  similar  allegations  and requests  similar relief with respect to the Elk River  watershed (a portion of which is contained on the Palco Timberlands). On October 13, 2005, the Johnson action was filed and contains  allegations similar to the Cave and Cook actions. The Company does not believe the  resolution  of these actions  should  result in a material  adverse effect  on its  consolidated  financial  condition,  results  of  operations  or liquidity.  On February 25, 2003, the District Attorney of Humboldt County filed the Humboldt DA action. The suit was filed under California's unfair competition law and alleges that the Palco Companies used certain unfair business  practices in  connection  with  completion  of the  Headwaters  Agreement,  and that  this resulted in the harvest of  significantly  more trees than would have  otherwise been the case. The suit sought a variety of remedies,  including a civil penalty of $2,500 for each  additional  tree that has been or will be  harvested  due to this alleged  increase in harvest,  as well as restitution  and an injunction in respect of the additional timber harvesting  allegedly being conducted.  On June
14, 2005,  the Court  dismissed  this matter in its  entirety.  On September 19,
2005,  the  District  Attorney  appealed  this  decision;  however,  the Company believes  that the  dismissal  and  prior  rulings  of the  Court  substantially diminished the exposure of the Palco Companies with respect to this matter.

     In December 2005, Palco and ScoPac filed the California  Headwaters  action with the  Claims  Board.  The  California  Headwaters  action  alleges  that the defendants have substantially impaired the contractual and legal rights of Palco
and  ScoPac   under  the   Headwaters   Agreement   and  the  related   permits,
authorizations and approvals. The California Headwaters action also alleges that the actions of the defendants have caused the companies substantial damages, but does not  specify an amount.  While the Claims  Board has  indicated  that it is investigating  the  matter,  it  failed  to  approve  or deny  the  claim by the statutory  deadline.  As a  result,  the  California  Headwaters  action  is  by operation  of law  treated as having been  denied,  and Palco and ScoPac may now file a claim for  damages  in  California  state  court.  Palco and  ScoPac  are considering how best to proceed with respect to this matter.

     OTS Contingency and Related Matters
     In December  1995, the OTS initiated the OTS action against the Company and others, alleging,  among other things,  misconduct by the Respondents and others with respect to the failure of USAT. The OTS sought damages  ranging from $326.6 million  to  $821.3  million  under  various  theories.  Following  110  days of proceedings  before an administrative  law judge during 1997-1999,  and over two years of post-trial  briefing,  in September 2001, the  administrative law judge issued a recommended  decision in favor of the Respondents on each claim made by
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

     In May 2000, the Respondents  filed a counterclaim  to the FDIC action.  In
November 2002, the Respondents filed the Sanctions Motion.  The Sanctions Motion states that the FDIC  illegally paid the OTS to bring the OTS action against the
Respondents  and that the FDIC illegally  sued for an improper  purpose (i.e. in order  to  acquire  timberlands  held  by a  subsidiary  of  the  Company).  The
Respondents are seeking, as a sanction, to be made whole for the attorneys' fees they have paid (plus interest) in connection  with the OTS and FDIC actions.  As of December 31, 2005,  such fees were in excess of $40.6 million.  On August 23,
2005, a U.S. District Court ruled on the Sanctions Motion,  ordering the FDIC to pay the  Respondents  $72.3  million.  The FDIC has appealed the District  Court decision to the Fifth Circuit Court of Appeals.  The U.S.  District  Court award has not been accrued as of December 31, 2005 or September 30, 2006. There can be
no assurance that the Company will ultimately collect this award.

     In January 2001,  the Kahn lawsuit was filed  seeking,  among other things, that  Federated and certain of the Company's  directors be required to reimburse the Company  for all costs and  expenses  incurred by the Company in  connection with the OTS and FDIC  actions.  On  January  31,  2005,  the Kahn  lawsuit  was administratively dismissed by the court.

     Other Matters
     On September 2, 2004,  MGI was advised the NJDEP  alleged that one of MGI's former subsidiaries is a successor to a company that manufactured  munitions for the U.S. Navy during World War II. The owner of the underlying  property,  which is located in Cranbury,  New Jersey, was seeking MGI's  participation in efforts to address  contamination  of the site that  resulted from such  operations.  In
January 2005, MGI and the owner of the property  entered into an  Administrative
Consent Order with the NJDEP  providing for, among other things,  cleanup of the facility.  In April  2005,  MGI filed a Complaint  against the United  States of
America,  the U.S. Navy,  and the U.S. Army for cost recovery and  contribution;
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

9.   Stock-Based Compensation Plans

     Under the  Company's  stock-based  compensation  plans,  stock  options and similar instruments may be granted to employees and outside directors at no less than the fair market value of the  Company's  Common Stock on the date of grant.
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
25  and  related  interpretations.   Effective  January  1,  2006,  the  Company
prospectively  adopted the fair value-based method of accounting for stock-based employee  compensation  as prescribed  by SFAS No. 123(R) and  recognized a $0.7 million  charge in  January  2006,  representing  the  cumulative  effect of the accounting change.

     The fair value of grants is determined using a Black-Scholes option-pricing model.  The  following  assumptions  apply to the  options  granted  through the periods presented.

                                   Nine Months Ended
                                     September 30,
                              ----------------------------
                                  2006           2005
                              -------------- -------------

Expected volatility                  33%           40%
Expected dividends                    -             -
Expected term (in years)           6.22          6.63
Risk-free rate                     4.59%         4.18%

     Expected  volatilities are based on historical  volatility of the Company's
Common Stock.  The dividend yield on the Company's Common Stock is assumed to be zero since the Company has not paid  dividends in the past five years and has no current plans to do so. The expected term represents the period of time that the options granted are expected to remain outstanding.  The Company uses historical experience regarding exercises of grants to determine the grants' expected term.
The risk-free  interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the reporting date.

     A summary of activity under the Company's plans as of September 30, 2006 is presented below:

                                                                        Weighted
                                                        Weighted        Average       Aggregate
                                                        Average        Remaining      Intrinsic
                                                        Exercise      Contractual      Value
                                         Options         Price       Term (in years) (in millions)
                                       ------------- --------------- --------------- ------------
Balance at January 1, 2006              1,114,306    $    25.06
Granted                                    22,400         32.50
Exercised                                 (38,000)        16.91
Forfeited or expired                      (76,429)        26.20
                                      --------------
  Balance at September 30, 2006         1,022,277    $    25.44            5.46      $    7.4
                                      ============== =============== =============== ==============
Exercisable at September 30, 2006         677,854         26.38            4.42           5.2
                                      ============== =============== =============== ==============

     Total compensation cost for share-based  payment  arrangements for the nine months ended  September 30, 2006, was a benefit of $3.7 million due primarily to a reduction in the per share market price of the Company's  Common Stock.  As of
September 30, 2006, total estimated  compensation  related to non-vested  grants not yet recognized is $4.0 million and the weighted average period over which it is expected to be recognized is 1.8 years,  although the Company may  ultimately not have to pay all of such amount.

     The following  table  illustrates the pro forma effect on net loss and loss per share  for the three  months  and nine  months  ended  September  30,  2005, respectively,  had the  Company  accounted  for its grants  under the fair value method of accounting (in millions, except per share information).

                                                                            Three Months Ended   Nine Months Ended
                                                                               September 30,       September 30,
                                                                            -------------------- -------------------
                                                                                    2005                2005
                                                                            -------------------- -------------------
Net income (loss), as reported                                              $         4.3        $         (19.5)
  Add: Non-cash stock-based employee compensation expenses
    included in reported net income (loss), net of related tax effects                4.1                    0.3
  Deduct: Total stock-based employee compensation expense
    determined under the fair value method for all awards, net of
    related tax effects                                                              (3.9)                   0.2
                                                                            -------------------- -------------------
Pro forma net income (loss)                                                 $         4.5        $         (19.0)
                                                                            ==================== ==================

Basic income (loss) per share:
  As reported                                                               $        0.72        $         (3.26)
  Pro forma                                                                          0.76                  (3.19)
Diluted income (loss) per share:
  As reported                                                               $        0.62        $         (3.26)
  Pro forma                                                                          0.65                  (3.19)

10.   Per Share Information

     The weighted  average number of shares used to determine  basic and diluted earnings per share was:

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,              September 30,
                                                               ---------------------------- ------------------------
                                                                    2006           2005        2006        2005
                                                               ---------------  ----------- ----------- ------------
Weighted average number of common shares outstanding-basic       5,259,315      5,967,942    5,628,438   5,973,608
  Effect of dilution (1):
  Conversion of Class A Convertible Preferred Stock                668,119        668,119      668,119           -
  Exercise of stock options                                        112,803        311,886      101,702           -
                                                               ---------------  ----------  ----------- ------------
Weighted average number of common shares
  outstanding - diluted                                          6,040,237      6,947,947    6,398,259   5,973,608
                                                               ===============  ==========  =========== ============
------------------
(1)  The Class A  Convertible  Preferred  Stock and options were not included in the computation of basic or diluted  earnings per share for the nine months ended September 30, 2005 because the Company had a loss for that period.

11.  Comprehensive Income (Loss)

     The following table sets forth comprehensive income (loss) (in millions).

                                                                        Three Months Ended      Nine Months Ended
                                                                          September 30,           September 30,
                                                                       ---------------------  ----------------------
                                                                          2006        2005       2006        2005
                                                                       ----------  ---------  ----------  ----------
Net income (loss):                                                     $ 418.7     $   4.3    $ 397.3     $ (19.5)
  Other comprehensive income (loss):
    Reversal of other comprehensive income related to Kaiser              85.3           -       85.3           -
    Unrealized income (loss) on available-for-sale investments             0.3           -        0.5        (0.1)
                                                                       ----------  ---------  ----------  ----------
Total comprehensive income (loss)                                      $ 504.3     $   4.3    $ 483.1     $ (19.6)
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

     This Quarterly  Report on Form 10-Q contains  statements  which  constitute
"forward-looking  statements"  within the meaning of the PSLRA. These statements appear in a number of places in this Report.  Such  statements can be identified by the use of forward-looking  terminology such as "believes," "expects," "may,"
"estimates," "will," "should," "could," "plans," "intends," "projects," "seeks,"
or  "anticipates"  or the  negative  thereof  or  other  variations  thereon  or comparable  terminology,  or by discussions  of strategy.  Readers are cautioned
that  any  such   forward-looking   statements  are  not  guarantees  of  future
performance and involve  significant  risks and  uncertainties,  and that actual results may vary materially from the  forward-looking  statements as a result of various  factors.  These  factors  include  the  effectiveness  of  management's strategies and decisions, general economic and business conditions, developments
in  technology,   new  or  modified   statutory,   environmental  or  regulatory
requirements,   litigation   developments,   and  changing   prices  and  market
conditions.  This Form 10-Q and the Form 10-K identify other factors which could cause differences between such forward-looking statements and actual results. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

Results of Operations

     This  section  contains   statements   which  constitute   "forward-looking
statements" within the meaning of the PSLRA. See the second paragraph of Item 2.
for cautionary information with respect to such forward-looking statements.

     The Company operates in three industries:  forest products, through MGI and its wholly owned subsidiaries,  principally Palco, ScoPac and Britt; real estate investment and development, through various subsidiaries and joint ventures; and
racing operations through SHRP, Ltd. MGHI owns 100% of MGI and is a wholly owned subsidiary of the Company. In addition,  the Company previously owned 63% of the common stock of Kaiser, a producer of fabricated aluminum products that recently emerged from  bankruptcy.  See Note 1 for  information  regarding  the Company's
investment  in  Kaiser.   Any  reference   herein  to  a  company  includes  the
subsidiaries  of that company unless  otherwise  noted or the context  indicates otherwise.

     Consolidated Operations

     Selected Operational Data

     The following table presents selected financial information for the periods indicated for the Company's consolidated operations (in millions).

                                                                    Three Months Ended      Nine Months Ended
                                                                      September 30,           September 30,
                                                                   ---------------------  ----------------------
                                                                     2006        2005       2006        2005
                                                                   ----------  ---------  ---------- -----------
Net sales                                                           $  77.8    $  105.8     $221.5      $276.0
Costs and expenses                                                    (70.5)      (86.1)    (211.8)     (247.1)
Gains on sales of timberlands and other assets                          5.3           -       11.2         0.1
Reversal of net investment in Kaiser                                  430.9           -      430.9           -
                                                                   ----------  ---------  ---------- -----------
Operating income                                                      443.5        19.7      451.8        29.0
Other income, net                                                      (0.1)        4.1        6.6         9.6
Interest expense, including amortization of deferred loan costs       (24.7)      (19.5)     (64.6)      (58.1)
                                                                   ----------  ---------  ---------- -----------
Income (loss) before income taxes and cumulative effect of
  accounting change                                                   418.7         4.3      393.8       (19.5)
Benefit (provision) for income taxes                                      -           -        4.2           -
                                                                   ----------  ---------  ---------- -----------
Income (loss) before cumulative effect of accounting change           418.7         4.3      398.0       (19.5)
Cumulative effect of accounting change, net of tax                        -           -       (0.7)          -
                                                                   ----------  ---------  ---------- -----------
Net Income (loss)                                                 $   418.7    $    4.3   $  397.3   $   (19.5)
                                                                  ===========  =========  ========== ===========

     Overview of Consolidated Results of Operations

     Net Sales
     Consolidated  net sales for the three  months  ended  September  30,  2006, declined $28.0 million,  as compared to the prior year period. Real estate sales declined $23.4 million during the quarter due to reduced acreage sales at Palmas and a reduction in the number of lots sold at Fountain Hills,  partially  offset by increased lot sales at Mirada. Sales at the Company's forest products segment declined $4.7 million due to a 16.3%  decline in lumber  shipments and a decline in Douglas-fir lumber prices.

     Consolidated  net sales  for the nine  months  ended  September  30,  2006, declined $54.5 million,  as compared to the prior year period. Real estate sales declined $28.1 million due to reduced acreage sales at Palmas and a reduction in the number of lots sold at Fountain  Hills,  partially  offset by increased  lot sales at  Mirada  and  deferred  profit  recognized  at  Palmas.  Sales  for the
Company's  forest products segment declined $27.3 million as a result of a lower log supply from ScoPac,  an increase in the volume of lumber placed into Palco's redwood lumber drying program and a decline in Douglas-fir lumber prices.

     Operating Income
     Consolidated  operating  income was $443.5 million for the third quarter of
2006,  as compared to $19.7  million the prior year  period.  In February  2002,
Kaiser and certain of its subsidiaries filed for reorganization under Chapter 11 of the  Bankruptcy  Code.  Kaiser's  plan  of  reorganization  provided  for the cancellation of Kaiser's equity,  including the Company's Kaiser Shares, without consideration or obligation. Kaiser's plan of reorganization became effective on
July 6, 2006, and Kaiser  emerged from  bankruptcy.  Since the Company's  Kaiser
Shares  were  cancelled  without  obligation,  the Company  reversed  the $516.2 million  of  losses  in  excess  of its  investment  in  Kaiser  along  with the accumulated  other  comprehensive  losses of $85.3  million  related  to Kaiser, resulting in a net gain of $430.9  million,  recognized  in the third quarter of
2006.  Operating  income for the real estate  segment  declined  $20.3  million, primarily as a result of a decline in real estate  sales,  as  discussed  above.
Operating income for the forest products segment increased $7.1 million due to a
$5.3  million  gain  from  the  sale of  certain  properties  and a  significant reduction in legal and other  professional fees as compared to the same period a year ago. In 2005, the Company incurred substantial legal and other professional fees relating to ScoPac's  efforts to pursue a negotiated  restructuring  of the
Timber  Notes.  Absent the gain from  asset  sales in 2006 and the effect of the impact of the legal and other  professional  fees  incurred  in 2005,  operating results for the forest products segment declined  significantly,  as compared to the prior year,  due to a decline in lumber  shipments  as a result of lower log supply from  ScoPac,  an increase  in the volume of lumber  placed into  Palco's redwood drying program and  operational  inefficiencies  at the Scotia  sawmill.
Operating  losses  at the  Corporate  segment  decreased  as a  result  of lower stock-based  compensation  due to a  decline  in the  fair  market  value of the
Company's Common Stock.

     Consolidated operating income for the nine months ended September 30, 2006, was $451.8  million as compared to $29.0  million in the prior year period.  The substantial  increase is the result of the reversal of the Company's  investment in Kaiser (discussed  above). A $21.6 million decrease in operating income,  due to reduced  acreage sales by the Company's  real estate  segment,  was partially offset by an $11.2  million  gain  from the sale of  certain  properties  by the forest  products  segment.  The nine months ended  September  30, 2005  included substantial  legal and other  professional  fees relating to ScoPac's efforts to pursue a negotiated  restructuring  of the Timber Notes and a onetime benefit of
$3.1 million due to an insurance settlement. Absent the gain from asset sales in
2006 and the  effect of the  impact of the  legal  and other  professional  fees incurred in 2005,  operating  results for the forest products  segment  declined significantly  as compared to the prior year due the  factors  discussed  above.
Operating  losses  at the  Corporate  segment  decreased  as a  result  of lower stock-based compensation due a decline in the fair market value of the Company's
Common Stock.

     Other Income, net
     Consolidated other income (loss) for the three and nine month periods ended
September 30, 2006, declined primarily due to lower investment levels.

     Interest Expense
     Consolidated interest expense for the three and nine months ended September
30, 2006, increased to $24.7 million and $64.6 million, respectively, from $19.5 million and $58.1 million,  respectively, a year ago. The increase is the result of higher debt levels and interest  rates under Palco's new debt  facilities and the write off of deferred loan costs related to Palco's old debt facilities.

     Net Income
     Net income  for the three and nine  months  ended  September  30,  2006 was
$418.7 million and $397.3 million,  respectively.  The substantial increase over the comparable prior year periods is the result of the reversal of the Company's investment in Kaiser (discussed above).

     A tax benefit of $4.2 million was  recognized  during the nine months ended
September 30, 2006, due to the reversal of deferred tax liabilities  established based on the current Texas franchise tax. During the second quarter of 2006, the
Texas  Legislature  passed House Bill 3 that,  among other  things,  changed the
Texas  franchise tax from a tax on the greater of capital or net income to a tax on gross margin. As a result of this change,  the deferred state tax liabilities referred to above are no longer required.

     Forest Products Operations
     Industry  Overview and Selected  Financial and Operating Data The Company's
forest  products  operations  are  conducted  through  MGI and its wholly  owned subsidiaries, principally Palco, ScoPac and Britt. The segment's operations have become  increasingly  unpredictable  due to  continued  regulatory  constraints, ongoing  litigation  challenges and other factors.  Additionally,  the segment's operations are somewhat  seasonal,  with its net sales having  historically been higher in the months of April  through  November  than in the months of December through  March.  Management  expects that the segment's  revenues and cash flows will continue to be  unpredictable.  Accordingly,  the segment's results for any one quarter are not  necessarily  indicative  of results to be expected  for the full year.

     Regulatory and environmental  matters as well as legal actions have had and are  expected to continue to  adversely  affect the  Company's  forest  products operations.  See Item 1.  "Business-Forest  Products  Operations-Regulatory  and
Environmental  Factors" and Item 1A. "Risk Factors" of the Form 10-K and in this
Form  10-Q  and  Note 8 for  information  regarding  these  matters.  Regulatory compliance  and related  litigation  have caused and are expected to continue to cause delays in approval of THPs and delays in  harvesting on THPs once they are approved.  This  has  resulted  and is  expected  to  continue  to  result  in a significant decline in harvest and increased costs.

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

     Palco experienced  substantial liquidity shortfalls in the first six months of  2006  as a  result  of a lower  log  supply  from  ScoPac,  and  operational inefficiencies  related to the Scotia sawmill. On July 18, 2006, Palco and Britt closed on the New Palco Term Loan and New Palco  Revolving  Credit  Facility and
terminated  the Old Palco  Term Loan and Old Palco  Revolving  Credit  Facility.
Palco's new debt facilities  contain  financial  covenants that are subject to a number of  assumptions  about future  operating  cash flows,  and actual results could  materially  differ from these  estimates.  The Borrowers did not meet the required  minimum EBITDA  maintenance  covenant for the three month period ended
September 30, 2006, due to an unplanned severance charge and a legal settlement.
The  Borrowers  expect  the  lenders  to issue a limited  waiver of the  default through  December 14, 2006. There can be no assurance that Palco will be able to meet these  financial  covenants  in future  periods.  For  further  information regarding these new debt facilities, see "-Financial Condition and Investing and
Financing Activities-Forest Products Operations."

     Since 2001, comprehensive external and internal reviews have been conducted of Palco's  business  operations.  Those reviews were  conducted in an effort to
identify   ways  in  which  Palco  could   operate  on  a  more   efficient  and
cost-effective  basis.  Palco has  implemented  a number of changes,  including:
consolidating  its  sawmill  operations;  eliminating  certain of its  operating
activities  such  as  its   company-staffed   logging  operations  (now  relying
exclusively  on contract  loggers),  its Scotia  finishing  and  remanufacturing plant,  and its soil  amendment  and  concrete  block  activities;  and adopting various cost saving  measures.  Palco  continues to examine ways to achieve cost savings. In April 2004, Palco commenced a mill improvement project,  including a new sawmill  located in Scotia,  California.  The new sawmill was constructed in two phases.  The first phase of the project,  the processing of smaller diameter second growth logs (up to 24" in diameter) is a high-speed  processing line that includes  advanced  scanning and  optimization  technology  intended to maximize lumber  recovery.  The second phase,  the  relocation of the large log equipment from Palco's  former  Carlotta  mill,  came on line in October 2005.  This phase allows for processing of larger logs up to 60" in diameter.  Although there were more difficulties than Palco expected,  since commencing  production,  Palco has made  substantial  progress in refining the production  process in the new mill, particularly  the high-speed  small log processing line. While there were delays in fully  completing  the large log  processing  line,  causing it to operate at lower-than-planned  production  rates, the line was  substantially  completed in
November  2006.  Palco also  completed a new planer project in Scotia in January
2004. This high-speed system processes rough-sawn boards into finished lumber at rates up to four times  faster than the planers at Palco's  former  Carlotta and
Fortuna mills.  Palco has spent $29.9 million through September 30, 2006, on the sawmill and planer project and estimates that it will expend an additional  $2.3 million on the project in the fourth quarter.

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
See Item 1. "Business-Forest  Products  Operations-Regulatory  and Environmental
Factors,"  Item  1A.  "Risk  Factors,"  and  Item 3.  "Legal  Proceedings-Forest
Products  Operations"  of the Form 10-K Part II, Item 1A. "Risk Factors" in this
Form  10-Q  and  Note  8  (under  "Regulatory  and  Environmental  Factors"  and
"Contingencies  Timber Harvest  Litigation") for further  information  regarding regulatory  and  legislative  matters  and  legal  proceedings  relating  to the
Company's forest products operations.

     The following table presents selected operational and financial information for the periods indicated, for the Company's forest products operations.

                                                                    Three Months Ended   Nine Months Ended
                                                                  September 30,               September 30,
                                                           ---------------------------- ----------------------------
                                                                2006          2005          2006           2005
                                                           -------------- ------------- ------------- --------------
                                                             (In millions of dollars, except shipments and prices)
Timber harvest(1)                                               38.9          44.4          74.2          109.9
                                                           ============== ============= ============= ==============
Shipments:
  Lumber: (2)
  Redwood upper grades                                           0.6           1.3           2.7            5.9
  Redwood common grades                                         39.3          40.8         103.3          126.9
  Douglas-fir upper grades                                         -           0.1             -            0.5
  Douglas-fir common grades                                     15.0          23.5          60.4           81.2
  Other                                                            -          (0.1)          1.6            1.5
                                                           -------------- ------------- ------------- --------------
Total lumber                                                    54.9          65.6         168.0          216.0
                                                           ============== ============= ============= ==============
Cogeneration power (3)                                          35.6          41.3          89.1          125.3
                                                           ============== ============= ============= ==============

Average sales price:
  Lumber:(4)
  Redwood upper grades                                     $   1,569      $  1,199      $  1,701      $   1,253
  Redwood common grades                                          708           606           682            619
  Douglas-fir upper grades                                         -           739             -          1,037
  Douglas-fir common grades                                      340           379           359            374
Cogeneration power (5)                                            81            66            75             65

Net sales:
Lumber, net of discount                                    $    33.1      $   36.0      $   96.2      $   117.2
  Logs                                                           0.1           2.4           1.7            6.3
  Cogeneration power                                             3.0           2.8           6.9            8.3
  Wood chips                                                     0.7           0.6           2.2            2.7
  Other                                                          1.0           0.8           2.5            2.3
                                                           -------------- ------------- ------------- --------------
    Total net sales                                        $    37.9      $   42.6      $  109.5      $   136.8
                                                           ============== ============= ============= ==============
Operating income (loss)(6)                                 $     5.0      $   (2.1)     $   (0.4)     $    (8.0)
                                                           ============== ============= ============= ==============
Loss before income taxes and cumulative effect of
  accounting change                                        $   (15.4)     $  (15.9)     $  (51.3)     $   (50.3)
                                                           ============== ============= ============= ==============

(1) Timber harvest is expressed in millions of board feet, net Scribner scale.
(2) Lumber shipments are expressed in millions of board feet.
(3) Power deliveries are expressed in thousands of megawatt hours.
(4) Dollars per thousand board feet.
(5) Dollars per  megawatt  hour.
(6) Includes a gain of $5.3  million  and $11.2  million on the sale of certain properties in the third quarter and nine months of 2006, respectively.

     Net Sales
     Total net sales for forest  products  operations  declined $4.7 million for the third quarter of 2006 and $27.3 million for the nine months ended  September
30, 2006, as compared to the prior year  periods.  The decrease in net sales was due to a decline in lumber  shipments  resulting  from a lower log  supply  from
ScoPac and an  increase  in the volume of lumber  placed  into  Palco's  redwood lumber drying  program  during 2006. The lower log supply from ScoPac was due to adverse  weather  conditions in early 2006 and harvest  restrictions.  Operating income (loss) The forest products  segment  generated  operating  income of $5.0 million for the third quarter of 2006 and an operating  loss of $0.4 million for the nine months ended  September 30, 2006.  These results include gains from the sale of properties  under the ScoPac Land Sale Program of $5.3 million and $11.2
million  for  the  three  and  nine-month   period  ended  September  30,  2006,
respectively.  The forest products  segment has incurred  substantial  operating
losses  in  2006  due  to  harvest  restrictions  at  ScoPac,   adverse  weather
conditions,   and   operational   inefficiencies   at  the  sawmill  in  Scotia.
Additionally,  the forest  products  segment's  operating  results for the third quarter  of 2006 were  negatively  impacted  by a  severance  charge and a legal settlement.  The forest products segment's operating results for the nine months ended September 30, 2005 include  substantial legal and other  professional fees relating to ScoPac's efforts to pursue a negotiated  restructuring of the Timber
Notes and the first  quarter of 2005 includes a one time benefit of $3.1 million relating to an insurance settlement.

     Loss Before Income Taxes and Cumulative Effect of Accounting Change
     Forest products  operations' loss before income taxes and cumulative effect of accounting  change for the three and nine months ended  September 30, 2006 of
$15.4 million and $51.3 million,  respectively,  was relatively flat as compared to the  respective  prior year periods.  These losses are the result of interest expense in excess of operating income in respect of the Timber Notes and Palco's new debt  facilities.  See  "-Financial  Condition  and  Investing and Financing
Activities-Forest   Products   Operations-ScoPac   Liquidity  Update  and  Palco
Liquidity  Update"  for  further  information  regarding  ScoPac's  and  Palco's liquidity.

Real Estate Operations

     Industry Overview and Selected Operational Data
     The Company,  principally  through its wholly owned  subsidiaries and joint ventures,  invests  in and  develops  residential  and  commercial  real  estate primarily in Puerto Rico, Arizona,  California, and Texas. Results of operations between quarterly periods for the Company's real estate operations are generally not  comparable due to the timing of individual  real estate sales  transactions and  cash  collections.  Accordingly,  results  for  any  one  quarter  are  not necessarily  indicative  of  results  to be  expected  for the  full  year.  The following table presents selected operational and financial  information for the three and nine months ended  September 30, 2006 and 2005, for the Company's real estate operations.

                                                                     Three Months  Ended    Nine Months Ended
                                                                        September 30,           September 30,
                                                                   -------------------------------------------------
                                                                      2006         2005        2006         2005
                                                                   ----------- ----------- ------------- ------------
                                                                               (In millions of dollars)
Net sales:
  Real estate:
    Fountain Hills                                                 $    4.6    $    10.4   $    7.8       $  33.3
    Mirada                                                             10.2          4.3       26.1           8.6
    Palmas                                                              5.7         28.4       16.2          35.5
    Other                                                                 -            -          -           0.1
                                                                   ----------- ----------- ------------- ------------
      Total                                                            20.5         43.1       50.1          77.5
                                                                   ----------- ----------- ------------- ------------
Resort, commercial and other:
  Fountain Hills                                                        0.7          1.4        2.8           4.4
  Palmas                                                                2.7          3.0        9.8           9.4
  Commercial lease properties                                           4.6          4.6       13.8          13.7
  Other                                                                 0.4          0.2        0.6           0.2
                                                                   ----------- ----------- ------------- ------------
      Total                                                             8.4          9.2       27.0          27.7
                                                                   ----------- ----------- ------------- ------------
Total net sales                                                    $   28.9    $    52.3   $   77.1      $  105.2
                                                                   =========== =========== ============= ============
Operating income (loss):
  Fountain Hills                                                   $    2.3    $     5.9   $    2.4      $   17.9
  Mirada                                                                6.5          2.0       14.6           3.4
  Palmas                                                               (0.7)        20.9        4.0          21.8
  Commercial lease properties                                           2.6          2.8        6.8           6.2
  Other                                                                (0.3)        (0.9)      (1.0)         (0.9)
                                                                   ----------- ----------- ------------- ------------
      Total operating income                                       $   10.4    $    30.7   $   26.8      $   48.4
                                                                   =========== =========== ============= ============

Investment, interest and other income (expense), net:
  Equity in losses from real estate joint ventures                 $   (0.4)   $    (0.3)  $   (0.7)     $   (0.7)
  Other
                                                                        1.4          0.7        4.2           2.2
                                                                   ----------- ----------- ------------- ------------
                                                                   $    1.0    $     0.4   $    3.5      $    1.5
                                                                   =========== =========== ============= ============

Income (loss) before income taxes, and cumulative effect of
  accounting change                                                $    7.2    $    26.8   $   17.4      $   36.9
                                                                   =========== =========== ============= ============

     Net Sales
     Total net sales for the real  estate  operations  for the third  quarter of
2006 were $28.9 million,  as compared to $52.3 million in the prior year period.
This  significant  decline was primarily due to reduced  acreage sales at Palmas and a reduction in the number of lots sold at Fountain Hills,  partially  offset by  increased  lot sales at  Mirada.  The  decrease  in total net sales for real estate  operations for the nine months of 2006 to $77.1 million,  as compared to
$105.2  million in the prior year period was  primarily  due to reduced  acreage sales at  Palmas  and a  substantial  reduction  in the  number  of lots sold at
Fountain Hills,  partially  offset by increased lot sales at Mirada and deferred profits recognized at Palmas.

     Operating  Income and Income Before Income Taxes and  Cumulative  Effect of
Accounting  Change Operating income decreased by $20.3 million and $21.6 million for the third quarter and nine months of 2006, respectively,  as compared to the prior year  periods,  primarily as a result of the  decreased  sales noted.  The third quarter of 2006 was also impacted by the  write-off of  capitalized  costs related to certain real estate  projects.  The  segment's  income  before income taxes and cumulative  effect of accounting change decreased by $19.6 million and
$19.5  million for the third quarter and nine months of 2006,  respectively,  as compared to the prior year  periods,  primarily  due to the decline in operating results noted above.

     Racing Operations
     Industry Overview and Selected Operational Data
     SHRP,  Ltd. owns and operates Sam Houston Race Park, a Class 1 horse racing facility in Houston,  Texas,  and Valley Race Park, a greyhound  racing facility located in Harlingen, Texas. Results of operations between quarterly periods for these facilities are generally not comparable due to the timing, varying lengths and types of racing meets held. Accordingly, results for any one quarter are not
necessarily   indicative   of  results  to  be  expected   for  the  full  year.
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

     The following table presents selected operational and financial information for the  three and nine  months  ended  September  30,  2006 and  2005,  for the
Company's racing operations.

                                                                      Three Months Ended        Nine Months Ended
                                                                        September 30,           September 30,
                                                                   ------------------------ -------------------------
                                                                       2006        2005        2006         2005
                                                                   ----------- ------------ ------------ ------------
                                                                               (In millions of dollars)
Number of live race days:
  Sam Houston Race Park                                                  35          35          88           88
  Valley Race Park                                                        -           -          72           68

Handle:
  Sam Houston Race Park:
    On-track handle                                                $   32.1    $   30.2     $  99.2      $  94.1
    Off-track handle                                                    9.5         9.7        98.8         96.0
                                                                   ----------- ------------ ------------ ------------
      Total                                                        $   41.6    $   39.9     $ 198.0      $ 190.1
                                                                   =========== ============ ============ ============
  Valley Race Park:
    On-track handle                                                $    3.4    $    3.9     $  13.7      $  14.3
    Off-track handle                                                      -          -          2.8          1.7
                                                                   ----------- ------------ ------------ ------------
      Total                                                        $    3.4    $    3.9     $  16.5      $  16.0
                                                                   =========== ============ ============ ============
Net sales:
  Sam Houston Race Park:
    Gross pari-mutuel commissions                                  $    7.3    $    7.0     $  24.6      $  23.6
    Other revenues                                                      2.8         2.9         6.4          6.4
                                                                   ----------- ------------ ------------ ------------
      Total                                                            10.1         9.9        31.0         30.0
                                                                   ----------- ------------ ------------ ------------
   Valley Race Park:
    Gross pari-mutuel commissions                                       0.7         0.9         3.2          3.3
    Other revenues                                                      0.2         0.1         0.7          0.7
                                                                   ----------- ------------ ------------ ------------
      Total                                                             0.9         1.0         3.9          4.0
                                                                   ----------- ------------ ------------ ------------
   Total net sales                                                 $   11.0    $   10.9     $  34.9      $  34.0
                                                                   =========== ============ ============ ============

Operating loss:
  Sam Houston Race Park                                            $   (0.9)   $   (1.6)    $  (1.4)      $ (2.2)
  Valley Race Park                                                     (0.2)       (0.1)       (0.5)        (0.3)
  Other                                                                (0.3)       (0.1)       (1.2)        (0.4)
                                                                   ----------- ------------ ------------ ------------
      Total operating loss                                         $   (1.4)   $   (1.8)    $  (3.1)      $ (2.9)
                                                                   =========== ============ ============ ============
Loss before income taxes and cumulative effect of accounting
  change                                                           $   (1.4)   $   (1.9)    $  (3.0)      $ (3.0)
                                                                   =========== ============ ============ ============

     Net Sales
     Total net sales for racing  operations  were  relatively  flat in the third quarter of 2006  compared to the prior year  period.  Total net sales for racing increased  slightly in the first nine months of 2006  compared to the prior year period,  primarily due to higher simulcast  wagering and increased average daily attendance at Sam Houston Race Park.

     Operating  Loss and Loss  Before  Income  Taxes  and  Cumulative  Effect of
     Accounting Change
     Racing  operations'  operating loss and loss before income taxes  decreased slightly  in the  third  quarter  of 2006  compared  to the prior  year  period, primarily  due to increased  simulcast  wagering at Sam Houston  Race Park.  The operating loss for the first nine months of 2006 increased  slightly compared to the comparable  period of 2005  principally due to  expenditures  related to the
Company's efforts to obtain an additional  racing license in Laredo,  Texas. The loss before  income taxes and  cumulative  effect in  accounting  change for the first  nine  months  of 2006 was  equal to the  comparable  period  in 2005,  as increased racing revenues were offset by the higher expenses associated with the application for an additional racing license in Laredo, Texas.

     Other Items Not Directly Related to Industry Segments

                                                                       Three Months Ended      Nine Months Ended
                                                                          September 30,          September 30,
                                                                     ------------------------ ---------------------
                                                                        2006         2005        2006       2005
                                                                     ------------ ----------- ----------- ---------
                                                                             (In millions of dollars)
Operating income (loss), including reversal of investment in Kaiser  $  429.5     $   (7.1)   $   428.5   $   (8.5)
Income (loss) before income taxes                                       428.3         (4.7)       430.7       (3.1)

     Operating Income (Loss), Including Reversal of Investment in Kaiser
     Corporate  operating income (loss)  represents  general and  administrative expenses that are not attributable to the Company's industry segments, including stock-based  compensation  expense  and  the  Company's  investment  in  Kaiser.
Kaiser's plan of  reorganization  under Chapter 11 of the Bankruptcy Code, which
provided  for  the   cancellation   of  the  Company's   Kaiser  Shares  without
consideration  or  obligation,  became  effective  on July 6,  2006.  Since  the
Company's Kaiser Shares were cancelled  without  obligation in the third quarter of 2006, the Company  reversed its net investment in Kaiser,  resulting in a net gain of  $430.9  million  in that  reporting  period.  The  Corporate  segment's operating losses improved $5.7 million for the third quarter of 2006,  excluding the gain from the reversal at the Company's investment in Kaiser, as compared to the prior year period,  primarily due to a $4.3 million  decline in  stock-based compensation expense and continued cost cutting initiatives.

     The Corporate segment's operating losses improved $6.1 million for the nine months ended September 30, 2006 as compared to the prior year period,  primarily due to a $3.9 million decline in stock-based compensation expense.

Financial Condition and Investing and Financing Activities

     This  section  contains   statements   which  constitute   "forward-looking
statements" within the meaning of the PSLRA. See the second paragraph of Item 2.
for cautionary information with respect to such forward-looking statements.

     Overview

     The Company  conducts its operations  primarily  through its  subsidiaries.
Accordingly, creditors of subsidiaries of the Company have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the Company.  Certain of the Company's  subsidiaries,  principally  Palco and
ScoPac,  are  restricted by their various debt  instruments  as to the amount of funds that can be paid in the form of dividends or loaned to affiliates.  ScoPac is highly leveraged and has significant debt service requirements. Palco is also highly  leveraged  and has  significant  debt  service  requirements  as well as financial  covenants  that it must  satisfy,  and  covenants  that  restrict its activities.

   Cash Flow

     The following table summarizes certain data related to financial  condition and to investing  and financing  activities of the Company and its  subsidiaries
(in millions):

                                       Forest Products
                                ------------------------------
                                 Scotia      Palco                Real                           MAXXAM
                                  LLC      and Other    MGI      Estate    Racing      MGHI      Parent     Total
                                ---------  ----------  -------  ---------  --------   -------- ----------- ---------
Indebtedness (excluding
  intercompany notes)
Short-term borrowings and
  current maturities of long-
  term debt:
  September 30, 2006            $ 74.3(1)  $   95.4    $   -    $   4.2    $   0.2   $     -    $    -     $  174.1
  December 31, 2005               49.4         58.9(2)     -        4.1        0.1         -         -        112.5

Long-term debt, excluding current
  maturities:
  September 30, 2006            $643.1     $      -    $   -    $ 217.0    $   0.2   $     -    $    -     $  860.3
  December 31, 2005              669.6            -        -      219.7        0.3         -         -        889.6

Cash, cash equivalents,
  marketable securities and
  other investments and
  availability of lender credit
  at September 30, 2006:
Cash and cash equivalents      $   1.7     $    2.3    $ 0.1    $  16.9    $   5.2   $     -    $  4.3     $   30.5
Marketable securities and
  other investments                  -            -        -       39.4                    -      95.8        135.2
Current restricted cash and
  marketable securities           10.6         10.8        -        4.3        2.6         -         -         28.3
Long-term restricted
  amounts                          2.5(3)       2.4        -        3.3          -         -         -          8.2
                                ---------  ----------  -------  ---------  --------   -------- ----------- ---------
                               $  14.8     $   15.5    $ 0.1    $  63.9    $   7.8   $     -    $100.1     $  202.2
                                ========== =========== ======== ========== ========= ========= =========== ==========
  Unused and available
    credit                         5.7         36.5        -          -          -         -         -         42.2
                                ---------  ----------  -------  ---------  --------   -------- ----------- ---------
                               $  20.5(3)  $   52.0    $ 0.1    $  63.9    $   7.8   $     -    $100.1     $  244.4
                                ========== =========== ======== ========== ========= ========= =========== ==========
------------------
Table and Notes continued on next page

                                       Forest Products
                                ------------------------------
                                 Scotia     Palco               Real                           MAXXAM
                                  LLC     and Other     MGI      Estate    Racing      MGHI      Parent     Total
                                --------- -----------  -------  ---------  --------   -------- ----------- ---------
                                                             (In millions of dollars)
                                ------------------------------------------------------------------------------------
Capital expenditures:
  September 30, 2006           $   4.4     $    2.4    $   -    $   1.2    $   0.4    $    -    $    -     $    8.4
  September 30, 2005               4.8          6.9        -        1.0        3.1         -       0.4         16.2

Net proceeds from dispositions
  of property and investments:
  September 30, 2006           $  13.1     $    2.8   $    -    $     -    $     -    $    -    $    -     $   15.9
  September 30, 2005                 -          0.1        -          -          -         -         -          0.1

Borrowings (repayments) of
  debt and credit facilities,
  net of financing costs:
  September 30, 2006           $  (1.7)    $  28.0    $    -    $  (2.9)   $     -    $    -    $    -     $   23.4
  September 30, 2005              14.0        28.5         -       (3.5)      (0.1)        -         -         38.9

Dividends, advances and
  intercompany loans,
  including interest paid
  and tax sharing payments
  received (paid):
  September 30, 2006            $    -     $  30.0(4) $  9.3(5) $ (19.4)   $   1.1    $  0.1    $(21.1)    $      -
  September 30, 2005                 -           -       2.7      (13.8)       5.8       0.1       5.2            -

(1)  Includes  borrowings  outstanding  under the ScoPac Line of Credit of $47.8 million and the current  portion of  Scheduled  Amortization  on the Timber
     Notes of $26.5 million.
(2)  At December 31, 2005,  and September 30, 2006,  Palco's  credit  facilities
     were  classified  as  short-term   borrowings  due  to  financial  covenant
     breaches.
(3)  Excludes the Timber Notes held in the SAR Account.  In October 2006, ScoPac sold the Class A-2 Timber  Notes in the SAR Account and the net proceeds of approximately  $30.2 million  resulting from the sale were deposited in the
     SAR Account.
(4)  Reflects  $20.0 million of  intercompany  loans from MAXXAM Parent to Palco that  Palco  used to fund its  liquidity  shortfalls  during  the first six months of 2006 and $10.0  million  of  additional  intercompany  loans from
     MAXXAM Parent  required in connection  with the closing of Palco's new debt facilities.
(5)  Advances of $8.1 million were used by MGI to fund timber/log purchases from
     ScoPac during the nine months ended September 30, 2006.

     Operating Activities
     Net cash used for operating activities of $52.7 million for the nine months ended September 30, 2006,  resulted  primarily from operating cash shortfalls at the Company's forest products segment. Net cash provided by operating activities of $14.8 million for the nine months ended  September 30, 2005 was primarily the result of higher cash collections related to real estate sales, partially offset by operating cash shortfalls at the Company's forest products segment.

     Investing Activities
     Net cash  provided by  investing  activities  of $9.4  million for the nine months ended September 30, 2006, primarily reflects net proceeds from the ScoPac
Land Sale  Program,  offset by  capital  expenditures  at the  Company's  forest products  segment.  Net cash used for investing  activities of $20.0 million for the nine months ended  September 30, 2005,  reflects the  liquidation of certain short-term investments and the use of restricted cash for debt service payments,
offset  by  capital   expenditures  in  respect  of  Palco's  sawmill   project,
infrastructure   requirements  at  ScoPac  and  Fountain   Hills,   and  capital
expenditures at the Company's horse racing facility.

     Financing Activities
     The $0.9 million of net cash provided by financing  activities for the nine months ended September 30, 2006,  principally  reflects treasury stock purchases of $22.5  million  by  MAXXAM  Parent  offset  by net  proceeds  from the  Palco refinancing  that  occurred  in  July  2006.  Net  cash  provided  by  financing activities  of $38.7  million  for the nine months  ended  September  30,  2005, principally  reflects the net proceeds from the Palco  refinancing that occurred in April 2005.

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

     Although  there  are  no  restrictions  on  the  Company's  ability  to pay dividends on its capital  stock,  the Company has not paid any  dividends  for a number of years and has no present intention to do so. Additionally, the Company may from time to time purchase additional shares of its Common Stock on national exchanges or in privately negotiated transactions.  During the first nine months of 2006,  MAXXAM  Parent  purchased  710,285  shares of its Common  Stock for an aggregate cost of $22.5 million.

     At  September  30,  2006,   MAXXAM  Parent  had  unrestricted   cash,  cash
equivalents  and marketable  securities and other  investments of $100.1 million and MAXXAM Parent did not have any external  debt.  MAXXAM Parent  believes that
its  existing   resources  will  be  sufficient  to  fund  its  working  capital requirements  for the next year.  With  respect to long-term  liquidity,  MAXXAM
Parent believes that its existing cash and cash resources,  together with future distributions  from the real  estate  segment,  will be  sufficient  to meet its long-term  working  capital  requirements.  See Note 1,  "-Potential  Impact  on
Registrant and Certain Related  Entities"  regarding  potential  adverse impacts upon MAXXAM  Parent as a result of the  liquidity  issues being  experienced  by
ScoPac and those recently experienced by Palco.

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

     Future Harvest Levels
     ScoPac  has  conducted  extensive  reviews  and  analyses  of  its  assets, operations  and future  prospects.  As a result of these  extensive  reviews and analyses,  ScoPac has concluded  that, in the absence of significant  regulatory relief and  accommodations,  its future  annual timber  harvest  levels and cash flows from operations for at least the next several years will be  substantially below both historical  harvest levels and the minimum levels  necessary in order to allow it to satisfy  its debt  service  obligations  in respect of the Timber
Notes. ScoPac has previously disclosed that its estimated average annual harvest
levels  over  the  ten-year  period   beginning  in  2006  is  estimated  to  be
approximately  100 million  board feet per year.  This  harvest  level  reflects
ScoPac's  estimate of the cumulative impact of ongoing  regulatory  limitations, watershed  prescriptions,  the  requirements of the HCP and other matters and is based on a number  of  assumptions  that  may or may not  prove to be  accurate.
Actual  harvest  levels may even be lower,  depending  on the outcome of various assumptions.

     Regulatory Matters
     Regulatory and environmental  matters as well as legal actions have had and are expected to continue to have a significant  adverse  effect on the Company's forest products  operations and liquidity.  The ability to harvest ScoPac Timber depends in large part upon ScoPac's ability to obtain regulatory approval of its
THPs. ScoPac has experienced difficulties and delays in the approval of its THPs as the  result  of  regulatory  and  litigation  challenges  and  expects  these challenges to persist. The foregoing matters have resulted in declines in actual and expected harvest levels and cash flows, significant increases in the cost of logging operations and increased costs related to timber harvest litigation, all of which have  severely  impacted  the  historical  cash flows of both Palco and
ScoPac. These adverse effects are expected to continue.

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

     On May 8, 2006,  the North Coast Water Board adopted the Freshwater and Elk
River WWDRs.  The decision  allows  harvesting  in these two  watersheds,  up to approximately  50% of the applicable  CDF Harvest  Limit,  once the staff of the
North Coast Water Board reviews and enrolls THPs submitted by ScoPac.  The North
Coast Water  Board's  decision also allowed the  enrollment of additional  THPs, bringing the total to  approximately  75% of the CDF Harvest Limit for these two watersheds, upon approval of a monitoring and reporting program by the Executive
Officer of the North Coast Water  Board  staff.  The  monitoring  and  reporting program was approved on September 29, 2006,  allowing enrollment by the staff of the North  Coast  Water Board of the  additional  THPs for these two  watersheds planned for harvest in 2006.  This  monitoring  and reporting  program will also govern future THPs in these two watersheds.  However,  there can be no assurance that  additional  THPs in these two  watersheds  will  ultimately be enrolled or harvested  as planned in 2006 or future  years.  The North Coast  Water  Board's
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

     In an effort to address the expected  future interest  payment  shortfalls,
ScoPac  initiated  the  ScoPac  Land Sale  Program  to sell  certain  timberland properties, as well as various non-timberland properties, such as ranchlands and recreational areas. ScoPac expects that all of the net proceeds from sales under the ScoPac Land Sale  Program  will be  available  to pay interest on the Timber
Notes,  in  accordance  with the Timber Notes  Indenture.  During the first nine months of 2006,  ScoPac sold  properties  available  under the program for $13.1 million.  The  aggregate  estimated  market  value of the  remaining  properties included in the ScoPac Land Sale Program should cover ScoPac's  expected  future interest payment shortfalls, and the sale of enough of these properties to cover the expected future interest  payment  shortfalls  should not materially  reduce estimated  average annual  harvest levels over the next decade.  There can be no assurance that the marketing efforts for the ScoPac Land Sale Program properties will be successful or that the resulting proceeds, if any, will be sufficient to cover ScoPac's  expected  future  interest  payment  shortfalls.  The properties included in the ScoPac Land Sale Program may change from time to time.

     In an effort to address ScoPac's 2006 operating cash shortfalls, ScoPac and
MGI consummated three timber/log  purchases that provided ScoPac an aggregate of
$8.1 million of additional liquidity to pay its expenses, including interest due in respect of the Timber Notes on the Timber Notes payment dates in January 2006 and July 2006, as discussed  below.  In July 2006,  ScoPac also  requested  that
Palco make an early payment of $2.1 million, in respect of certain logs that had already been delivered to and purchased by Palco from ScoPac. Palco approved and delivered  the  early log  payment,  which  was used to pay  ScoPac's  expenses, including a portion of the interest due in respect of the July 2006 Timber Notes payment date.

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
Credit, $10.2 million of funds from the ScoPac Land Sale Program, a $3.7 million
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

     As noted  above,  ScoPac  also  expects to  continue  to incur  substantial interest payment shortfalls over at least the next several years. The failure of
ScoPac to pay all of the interest on the Timber Notes when due would  constitute an event of default under the Timber Notes Indenture.  There can be no assurance that ScoPac will be able to generate sufficient additional liquidity to fund the expected future cash shortfalls. To the extent that ScoPac is unable to generate sufficient  liquidity  from the ScoPac Land Sale Program or other  sources,  the
Company expects that ScoPac will be forced to take extraordinary  actions, which may include: laying off employees, shutting down various operations, and seeking protection by filing under the Bankruptcy Code.

     Palco Liquidity Update
     As of December 31, 2005, and June 30, 2006, Palco and Britt were in default under the Old Palco Term Loan and the Old Palco Revolving Credit Facility due to
financial covenant breaches. In the first half of 2006, additional liquidity was needed at Palco and Palco  borrowed an  aggregate  of $20.0  million from MGI to meet its cash shortfalls.  Palco's liquidity shortfalls during the first half of
2006  resulted  primarily  from  reduced log supply from ScoPac and  operational inefficiencies  related  to the  large log  processing  line at  Palco's  Scotia sawmill.

     On July 18, 2006,  Palco and Britt,  as Borrowers,  closed on the New Palco
Term Loan,  a  five-year  $85.0  million  secured  term loan,  and the New Palco
Revolving  Credit  Facility,  a  five-year  $60.0  million  secured  asset-based revolving  credit  facility,  and  terminated  the Old  Palco  Revolving  Credit
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
$22.5  million  of the New Palco  Term  Loan to pay off the Old Palco  Revolving
Credit Facility and cash  collateralize  previously-existing  letters of credit;
and (iii) $6.0 million to pay transaction  costs. The remaining $32.5 million of loan  proceeds  were used for general  corporate  purposes.  As of September 30,
2006, $84.6 million was outstanding under the New Palco Term Loan, $10.8 million was outstanding  under the New Palco Revolving Credit Facility,  and the maximum remaining  availability  under the New Palco Revolving Credit Facility was $36.5
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
incremental borrowings made during the period from October 15 through January 15 bear  interest  at the  rate of  LIBOR  plus  4.50%  or  prime  plus  2.50%,  as applicable.

     Both the New Palco Term Loan and the New Palco  Revolving  Credit  Facility
contain substantially  identical restrictive covenants that limit the Borrowers'
ability to incur debt,  grant  liens,  make  investments,  pay  dividends,  make capital  expenditures  or merge or  consolidate,  and require the  Borrowers  to maintain  specified  minimum  levels  of  EBITDA  throughout  the  life  of  the facilities  and  specified  minimum  fixed  charge  coverage  ratios and maximum leverage ratios commencing  December 31, 2007. The operating cash flow estimates used to  establish  the EBITDA  maintenance  covenant are subject to a number of assumptions  about future  operating  cash flows and actual results could differ materially  from  these  estimates.  The New Palco Term Loan also  requires  the
Borrowers to repay a substantial portion of the outstanding principal of the New
Palco  Term  Loan with the net  proceeds  from  various  required  asset  sales, including the real property  associated with Palco's former Fortuna and Carlotta sawmills,  and Palco-owned  homes to be sold after certain  milestones have been met. Any  remaining  principal  balance of the New Palco Term Loan is due on the maturity date. Accordingly,  continued compliance with these new debt facilities is  dependent  on  Palco's  ability to meet its  EBITDA  projections  and timely complete required asset sales. There can be no assurance that Palco will be able to meet these financial covenants in future periods. The New Palco Term Loan and the New Palco Revolving Credit Facility contain  customary events of default and customary remedies with respect to the occurrence of an event of default and are each  secured by a  security  interest  in the stock of Palco  held by MGI,  and substantially  all of the assets of the  Borrowers  (other than  Palco's  equity interest in ScoPac).

     The Borrowers did not meet the required minimum EBITDA maintenance covenant for the three  month  period  ended  September  30,  2006,  due to an  unplanned severance  charge and a legal  settlement.  The Borrowers  expect the lenders to issue a limited waiver of the default through December 14, 2006. Until such time as the default is resolved,  amounts  outstanding  under the New Palco Term Loan and the New Palco  Revolving  Credit  Facility have been classified as a current liability in the Company's consolidated financial statements.  Additionally, the
Borrowers  have notified the lenders that changing  market  conditions and other factors will likely impact the  Borrowers'  ability to comply with the financial covenants in future periods.  The Borrowers are evaluating various  cost-cutting initiatives to improve  profitability,  but there can be no assurance that these efforts will  generate  sufficient  liquidity to enable the  Borrowers to comply with the  financial  covenants in future  periods.  The  Borrowers  are pursuing discussions  with the  lenders in an effort to amend the New Palco Term Loan and the New Palco  Revolving  Credit  Agreements  to reflect these  changing  market conditions  and  other  factors;  however,  there can be no  assurance  that the
Borrowers will be successful in their  efforts.  In the event that the Borrowers are unable to improve  profitability or amend the two facilities as needed, they may be forced to take extraordinary actions.

     The New Palco  Term  Loan and New  Palco  Revolving  Credit  Facility  each include prepayment  premiums of 3%, 2% and 1% that will be payable in connection with any  prepayment of the New Palco Term Loan or reduction or  termination  of the New Palco Revolving Credit Facility during the facilities' first, second and third years, respectively. Under the New Palco Term Loan and New Palco Revolving
Credit Facility,  Palco is permitted to invest up to $5.0 million in ScoPac.  No such investment has been made or committed to be made by Palco, and there can be no  assurance  that Palco would in the future  determine  or be able to make any such investment in whole or part.

     In addition to the material adverse effects being  experienced by Palco and
ScoPac due to continuing regulatory,  environmental and litigation difficulties, there can be no assurance  that certain  other  pending  legal,  regulatory  and environmental matters or future governmental regulations, additional litigation, legislation,  judicial or administrative decisions,  adverse weather conditions, or low lumber or log prices,  will not also have material adverse effects on the financial condition,  results of operations or liquidity of the Company's forest products  operations.  See Note 8 for further  discussion of the  regulatory and environmental  matters and legal  proceedings  affecting  the  Company's  forest products operations.

     Capital  expenditures for Palco were $2.4 million for the nine months ended
September  30, 2006 and are expected to be between $3.0 million and $4.4 million for the remainder of 2006. Capital expenditures for ScoPac were $4.4 million for the nine months  ended  September  30, 2006 and are  expected to be between $3.5 million and $4.0 million for the remainder of 2006.  Palco's pension funding was
$7.8  million  for the  first  nine  months of 2006 and is  expected  to be $0.2 million for the remainder of 2006.

     Real Estate Operations

     Capital  expenditures and real estate  improvements  and development  costs were $10.2  million  for the first nine  months of 2006 and are  expected  to be between  approximately  $5.0 million to $7.0 million for the  remainder of 2006, primarily for infrastructure construction at Fountain Hills. The Company expects that these  expenditures will be funded by cash flows from operations,  existing cash and available credit facilities.

     Subject to available resources,  the Company's real estate segment may from time to  time  purchase  additional  properties  and/or  seek  other  investment ventures as appropriate opportunities arise.

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

     Racing Operations

     Capital  expenditures  were $0.4  million for the first nine months of 2006 and an additional $0.1 million is expected for the remainder of 2006.

     Subject to available resources,  the Company's racing segment may from time to time purchase  additional  properties and/or seek to expand its operations as appropriate opportunities arise.

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

Trends

     Forest Products Operations

     Harvest  levels at the Company forest  products  operations are expected to decline  significantly,  as compared to historical  harvest levels,  in 2006 and beyond. Consequently, cash flows from ScoPac's operations will not be sufficient for at least the next several  years to allow ScoPac to satisfy its debt service obligations  in respect of its Timber  Notes.  In an effort to address  expected future cash shortfalls, ScoPac is seeking to sell certain timberland properties,
as  well  as  various   non-timberland   properties,   such  as  ranchlands  and
recreational areas. Although certain sales have been completed,  there can be no assurance that the marketing efforts in respect of the remaining properties will be  successful.

     Palco has  commenced  the Palco Asset Sale Program  pursuant to which it is marketing certain assets. The New Palco Term Loan and New Palco Revolving Credit
Facility  require the Borrowers to complete  transactions  under the Palco Asset
Sale Program in accordance with certain established  deadlines.  There can be no assurance  that these  marketing  efforts will be successful or that  regulatory approvals  will be obtained to enable Palco to timely  complete  required  asset sales.

     There has been a substantial  decline in the market  prices of  Douglas-fir logs and lumber  and  Palco's  and  Britt's  future  operating  results  will be negatively impacted by this development.

     Real Estate Operations

     The Company is engaged in marketing and sales programs of varying magnitude at its real  estate  developments.  The  Company  intends  to  continue  selling undeveloped acreage, semi-developed parcels and fully developed lots.

     In 2005, the Company's real estate operations realized substantial revenues from sales at the Company's Fountain Hills, Mirada and Palmas  developments.  As the  proceeds  from these  asset  sales have not been  redeployed  on other real estate  assets,  this level of sales  activity is not  expected to recur for the foreseeable future.

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

     In January 2004, Laredo LLC and a third party filed competing  applications with the Racing  Commission  for a license to  construct  and  operate a Class 2
horse  racing   facility  in  Laredo,   Texas.   A  hearing   before  two  State
administrative  law judges  reviewing  the competing  applications  concluded in
March 2006 and, in September 2006, the  administrative law judges recommended to the  Racing  Commission  that  Laredo  LLC be awarded  the  license.  The Racing
Commission must now decide how to proceed with respect to this matter. There can be no  assurance  that  Laredo LLC will  ultimately  be awarded  the  additional license as, among other things,  the Racing Commission is not required to accept the decision of the administrative law judges.

     Another  subsidiary  of the Company has entered into a contract to sell the majority of its equity interest in Valley Race Park.  Completion of the sale is, however,  subject to various  conditions such as the Racing Commission  awarding a license to Laredo LLC.

Contractual Obligations

     The  following  table  presents  information  with respect to the Company's contractual obligations as of September 30, 2006 (in millions).

                                                                         Payments Due by Period
                                                     ---------------------------------------------------------------
         Contractual Obligations             Total      2006      2007      2008       2009      2010    Thereafter
----------------------------------------- ----------- --------- --------- ---------- --------- --------- ------------

Principal payments on debt obligations(1) $1,078.7    $ 59.9    $  38.7   $  35.4    $  29.5   $   33.6  $  881.6
Interest due on long-term debt
obligations (1)                              610.9      36.2       80.8      73.6       68.4       65.3     286.6
Operating lease obligations                    9.2       0.8        2.9       2.0        0.8        0.8       1.9
Purchase obligations(2)                          -         -          -         -          -          -         -
Pension funding obligations (3)               12.4       2.1        6.5       3.2        0.6          -         -
Other long-term liabilities reflected on
the Company's balance sheet(4)(5)(6)(7)        6.1       1.5        1.3       3.3          -          -         -
                                          ----------- --------- --------- ---------- --------- --------- ------------
Total                                     $1,717.3    $100.5    $ 130.2   $ 117.5    $  99.3   $   99.7  $1,170.1
                                          =========== ========= ========= ========== ========= ========= ============

(1)  Principal payments on debt obligations and interest due on debt obligations include  required debt service  obligations  in respect of the Timber Notes held in the SAR Account.  The Timber Notes Indenture provides that a Timber
     Note does not cease to be outstanding because ScoPac holds the Timber Note.
     Consequently, ScoPac is required to pay and has paid interest and principal on the Timber Notes held in the SAR Account.
(2)  Excludes ordinary course of business purchase orders.
(3)  Represents  expected  funding for pension  benefits for 2006 and subsequent years.
(4)  Excludes reserves for litigation, environmental remediation, self-insurance claims, and other contingent liabilities due to uncertainty as to when cash payments will be required.
(5)  Includes  $0.1  million in 2006 and $1.6 million in 2008 under the terms of various executive compensation agreements.
(6)  Includes  $0.4  million in 2007 and $1.7 million in 2008 for a cost sharing agreement with the Puerto Rico Power  Authority for the  construction of an electrical  substation  that will provide  capacity to new projects  within
     Palmas.
(7)  Includes  $1.4  million in 2006 and $0.9  million  in 2007 for  contractual amounts owed under agreements with various  professional firms (principally audit and tax compliance fees).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in  interest  rates  primarily  under the
ScoPac Line of Credit and the New Palco Term Loan and New Palco Revolving Credit
Facility,  as well as certain other debt  facilities used to finance real estate development  activities.  As of September 30, 2006, there were $143.2 million in borrowings  outstanding under all variable rate facilities.  Based on the amount of  borrowings  outstanding  under these  facilities as of September 30, 2006, a
2.0% change in interest  rates  effective  from the  beginning of the year would have  resulted in an increase or decrease in interest  expense for the period of
$2.0 million.

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

     As of the end of the period covered by this report,  our management carried out an  evaluation,  under the  supervision  and with the  participation  of the
Company's management,  including our Chief Executive Officer and Chief Financial
Officer,  of the  effectiveness  of the design and  operation  of the  Company's disclosure  controls and procedures.  Based on the  evaluation,  our management, including our Chief  Executive  Officer and Chief Financial  Officer,  concluded that the  Company's  disclosure  controls and  procedures  were  effective as of
September 30, 2006.

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

     o    The North Coast Water Board has adopted WWDRs for the  Freshwater  and
          Elk River  watersheds.  This decision  allows  harvesting in these two watersheds  once THPs are  reviewed  and  enrolled by the staff of the
          North Coast Water Board.  In addition,  the  Executive  Officer of the
          North  Coast  Water  Board has  approved a  monitoring  and  reporting program,  which has the effect of allowing  enrollment by the staff of the  North  Coast  Water  Board  of  additional  THPs  for  these  two watersheds.  There  can  be no  assurance  that  THPs  for  these  two watersheds will ultimately be enrolled or harvested as planned in 2006 or in future  years.  If there are delays in the  enrollment  of these
          THPs, there could be a further  significant  adverse impact on current and future harvest levels and the cash flows of both Palco and ScoPac.

     o    The final total maximum  discharge limits  requirements  applicable to the Palco Timberlands may require aquatic protection measures that are different  from or in addition to those in the HCP or that result from the  watershed  analysis  process  provided  for  in  the  HCP.  These
          requirements   may  further   reduce  the   harvesting  on  the  Palco
          Timberlands and cash flows of ScoPac and Palco.

     o    The North Coast Water Board has issued the Elk River Orders, which are aimed at addressing existing sediment production sites through cleanup actions in the Elk River  watershed,  and has  initiated  the  process which could  result in similar  orders for other  watersheds.  The Elk
          River Orders have resulted in increased costs that could extend over a number of years, and additional orders for other watersheds could have similar effects.

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

     o    The Company is uncertain of the operational and financial effects that will ultimately  result from Senate Bill 810, which provides  regional water quality control boards with additional  authority related to the approval of THPs on land within impaired watersheds. Implementation of this law could,  however,  result in delays in obtaining  approvals of
          THPs, lower harvest levels, increased costs, and additional protection measures beyond those contained in the HCP.

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

     o    Laws,  regulations and related judicial  decisions and  administrative interpretations dealing with forest products operations are subject to
          change  and  new  laws  and  regulations  are  frequently   introduced
          concerning   the  California   timber   industry.   Moreover,   ballot
          initiatives  relating to the Company's forest products  operations are commenced from time to time.

     The Company has removed,  amended  and/or has added several new items under
"Risk  Factors-Risks  related to Liquidity  and Capital  Resources of Our Forest
Products Subsidiaries", as follows:

     ScoPac's annual cash flows from operations are expected to be substantially below the minimum levels necessary to satisfy its debt service  obligations over at least the next several years.

     The Company expects that ScoPac's cash flows from operations, together with funds  available  under the ScoPac Line of Credit,  will be  insufficient,  by a substantial amount, to pay the interest on the Timber Notes in 2007. ScoPac also expect to incur principal and interest  shortfalls for at least the next several years.  Failure to pay interest on the Timber Notes when due would constitute an event of default under the Timber Notes Indenture.

     Amounts on deposit in the SAR  Account  will not be  sufficient  to pay the
Timber Notes in accordance with Scheduled Amortization in 2008 and beyond.

     Amounts on deposit in the SAR Account are used on each Timber Notes payment date, as needed,  to make  principal  payments on the Timber Notes in accordance with  Scheduled  Amortization.  If the amount on deposit in the SAR Account on a
Timber  Notes  payment  date is less than  what is needed to reduce  outstanding principal in accordance with Scheduled Amortization,  only the amount on deposit in the SAR Account is  required to be paid as a principal  payment on the Timber
Notes. We do not expect that the amounts on deposit in the SAR Account as of the
January 20, 2008, Timber Notes payment date will be sufficient to pay the Timber
Notes in accordance with Scheduled Amortization.

     The risk,  Palco is highly  leveraged and is currently in default under its debt facilities, has been amended as follows:

     As noted elsewhere in this Form 10-Q, Palco and Britt expect the lenders to issue a limited waiver through  December 14, 2006, of a default under their term and revolving credit facilities. Unless the default is permanently waived or the facilities  are amended,  or MGI  exercises  the right that it has under the two facilities to cure the default,  the lenders would be entitled,  upon expiration of the 30-day waiver period, to exercise a variety of rights and remedies,  such as reducing  the amount of funds  available  for  borrowing  under the New Palco
Revolving  Credit  Facility,  declaring  any or all loans and other amounts owed under the New Palco Term Loan and the New Palco Revolving  Credit Facility to be
immediately due and payable, and exercising all rights to collateral.

     The risk, Palco is highly leveraged and debt covenant restrictions increase the difficulty of operating its business, has been added, as follows:

     Palco's  high level of debt and covenant  restrictions  under the New Palco
Term  Loan and New Palco  Revolving  Credit  Facility  could  have a variety  of important negative consequences, including:

     o    limiting  Palco's  ability to borrow  additional  amounts  for working capital, capital expenditures, debt service requirements, execution of its operating strategies or other purposes;
     o    increasing  Palco's  vulnerability  to general  adverse  economic  and industry conditions;
     o    limiting Palco's ability to capitalize on business opportunities, such as purchasing  additional log inventories  from third parties,  and to react to competitive  pressures and adverse government  regulation and litigation developments; and
     o    limiting  Palco's  ability,  or increasing the costs, to refinance its indebtedness.

     The risk, Palco may not be able to timely complete required asset sales has been added, as follows:

     Palco may not be able to complete  the Palco Asset Sale Program in a timely manner.  Regulatory  approvals  required  to complete  the  program  could delay receipt  of  liquidity  or  delay  certain  asset  sales  beyond  the  deadlines established under Palco's new credit facilities.

      The risk, ScoPac's and Palco's liquidity issues could result in claims and potential liabilities for certain affiliates, has been amended as follows:

     The  liquidity  issues  being  experienced  by ScoPac,  and those  recently experienced by Palco should they recur, could result in claims against and could have adverse impacts on MAXXAM Parent, MGHI and/or MGI. For example,  were Palco to terminate its pension plan,  MAXXAM Parent and its wholly owned  subsidiaries would be jointly and severally  liable for any unfunded pension plan obligations
(estimated to be approximately $31.0 million at December 31, 2005). In addition, it is  possible  that  transactions  completed  in  connection  with a potential restructuring or reorganization of Palco or ScoPac could require the utilization of all or a substantial portion of, or the loss of a significant portion of, the
Company's net  operating  losses or other tax  attributes  for federal and state income tax purposes and could require tax payments.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table contains  information about the Company's  purchases of equity securities during the three months ended September 30, 2006.

                          Issuer Purchases of Equity Securities
           ---------------------------------------------------------------------
                                          Total Number of      Average Price
                     Period             Shares Purchased (1)   Paid Per Share
           ----------------------------  ------------------- -------------------

           July 1-31, 2006                        1,000      $         28.00

           August 1-31, 2006                        100      $         27.11

           September 1-31, 2006                   1,900      $         27.46
                                         ------------------- -------------------

                                 Total            3,000      $         27.63

(1) All of such purchases were made on national exchanges.

     The Company may from time to time purchase  additional shares of its Common
Stock on national exchanges or in privately negotiated transactions.

ITEM 6. EXHIBITS

     a.   Exhibits:

          10.1 Revolving  Credit  Agreement dated as of July 18, 2006, among The
               Pacific Lumber Company,  Britt Lumber Co., Inc., the lenders from time to time party thereto and Marathon  Structured  Finance Fund
               L.P., as administrative  agent (incorporated  herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 21, 2006)

          10.2 Term Loan Agreement, dated as of July 18, 2006, among The Pacific
               Lumber Company,  Britt Lumber Co., Inc., the lenders from time to time party thereto and Marathon  Structured Finance Fund L.P., as administrative agent (incorporated herein by reference to Exhibit
               10.2 to the July 21, 2006 Form 8-K)

          10.3 Guarantee  and  Collateral  Agreement  dated as of July 18, 2006, made by The Pacific  Lumber  Company,  Britt  Lumber  Co.,  Inc.,
               MAXXAM Group Inc.,  Salmon Creek LLC and Scotia Inn Inc. in favor of Marathon Structured Finance Fund L.P., as administrative agent for  the  Revolving  Credit  Agreement  (incorporated  herein  by reference to Exhibit 10.3 to the July 21, 2006 Form 8-K)

          10.4 Guarantee  and  Collateral  Agreement  dated as of July 18, 2006, made by The Pacific  Lumber  Company,  Britt  Lumber  Co.,  Inc.,
               MAXXAM Group Inc.,  Salmon Creek LLC and Scotia Inn Inc. in favor of Marathon Structured Finance Fund L.P., as administrative agent for the Term Loan Agreement  (incorporated herein by reference to
               Exhibit 10.4 to the July 21, 2006 Form 8-K)

          10.5 Deed of Trust, Security Agreement, Assignment of Rents And Leases
               And Fixture  Filing,  dated as of July 18, 2006,  by and from The
               Pacific  Lumber Company to Fidelity  National Title Company,  for
               the  benefit  of  Marathon   Structured  Finance  Fund  L.P.,  as
               administrative   agent  for  the   Revolving   Credit   Agreement
               (incorporated herein by reference to Exhibit 10.5 to the July 21,
               2006 Form 8-K)

          10.6 Deed of Trust, Security Agreement, Assignment of Rents And Leases
               And Fixture  Filing,  dated as of July 18, 2006,  by and from The
               Pacific  Lumber Company to Fidelity  National Title Company,  for
               the  benefit  of  Marathon   Structured  Finance  Fund  L.P.,  as
               administrative  agent for the Term Loan  Agreement  (incorporated herein by  reference  to Exhibit  10.6 to the July 21,  2006 Form
               8-K)

          10.7 Omnibus Amendment to Revolving Credit Agreement and Guarantee and
               Collateral Agreement, dated October 12, 2006, among Palco, Britt,
               Marathon  Structured  Finance Fund L.P., LaSalle Business Credit,
               LLC and LaSalle Bank National Association (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form
               8-K filed on October 17, 2006)

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

                                                   MAXXAM INC.

Date: November 14, 2006      By:              /S/ M. EMILY MADISON
                             ---------------------------------------------------
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

California  Senate  Bill 810:  Bill  that  became  effective  January  1,  2004, providing  regional  water  quality  control  boards with  additional  authority related to the approval of THPs on land within impaired watersheds

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

Elk River  Orders:  Clean up and  abatement  orders issued to Palco by the North
Coast Water Board for the Elk River watershed

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

Kaiser Shares: 50,000,000 shares of the common stock of Kaiser that was owned by the Company and MGHI at the time of its cancellation in connection with Kaiser's
Chapter 11 bankruptcy

Laredo LLC: Laredo Race Park LLC, a wholly owned subsidiary of the Company

Master Purchase  Agreement:  The agreement between Palco and ScoPac that governs all purchases of logs by Palco from ScoPac

MAXXAM: MAXXAM Inc., including its subsidiaries

MAXXAM Parent: MAXXAM Inc., excluding its subsidiaries

MGHI: MAXXAM Group Holdings Inc., a wholly owned subsidiary of the Company

MGI: MAXXAM Group Inc., an indirect wholly owned subsidiary of MGHI

Mirada:  The  Company's  luxury  resort-residential  project  located  in Rancho
Mirage, California

New Palco  Revolving  Credit  Facility:  The new five-year $60.0 million secured
asset-based   revolving  credit  facility  evidenced  by  the  Revolving  Credit
Agreement dated as of July 18, 2006,  among Palco and Britt,  as borrowers,  and
Marathon Structured Finance Fund L.P., as amended

New Palco Term Loan: The new five-year $85.0 million secured term loan evidenced by the Term Loan Agreement dated as of July 18, 2006,  among Palco and Britt, as borrowers, and Marathon Structured Finance Fund L.P., as amended

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

Sanctions Motion: An amended  counterclaim and motion for sanctions filed by the
Respondents in November 2002 in connection with the FDIC action

SAR Account:  Reserve account titled the Scheduled  Amortization Reserve Account that holds funds used to support principal payments on the Timber Notes

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

ScoPac Land Sale Program:  ScoPac's  program  pursuant to which it is seeking to
sell  certain  timberlands  and  various  non-timberland  properties,   such  as
ranchlands and recreational areas.

ScoPac  Line of Credit:  The  agreement  between a group of  lenders  and ScoPac pursuant to which ScoPac may borrow in order to pay up to one year's interest on the Timber Notes

ScoPac  Timber:  The timber in respect of the  ScoPac  Timber  Property  and the
ScoPac Timber Rights

ScoPac Timber  Property:  Approximately  200,000 acres of  timberlands  owned by
ScoPac

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

SFAS No. 154: SFAS No. 154, "Accounting Changes and Error Correction"

SFAS No. 157: SFAS No. 157, "Fair Value Measurements"

SFAS No. 158: SFAS No. 158,  "Employers'  Accounting for Defined Benefit Pension
and Other  Postretirement  Plans," an amendment of FASB  Statements  No. 87, 88,
106, and 132(R)

SHRP,  Ltd.:  Sam Houston  Race Park,  Ltd., a wholly  owned  subsidiary  of the
Company

State Water Board: California State Water Resources Control Board

State Water Board Order: Order issued by the State Water Board on June 16, 2005

SYP: The sustained  yield plan approved in March 1999 as part of the  Headwaters
Agreement and later invalidated by a California state court

take:  Adverse  impacts on species  which have been  designated as endangered or threatened

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