Form 10-K
MAXXAM INC
filed 2007-04-02
CIK 63814

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2006 Commission File
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

     Indicate by check mark if the Registrant is a well-known  seasoned  issuer,
as defined in Rule 405 of the Securities Act. Yes     No X>

     Indicate by check mark if the  Registrant  is not  required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes No X

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

     Indicate  by check mark  whether  the  Registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).Yes     No X>

     The aggregate market value of the voting and non-voting  common equity held by non-affiliates  computed by reference to the price at which the common equity was last sold,  as of the last  business day of the  Registrant's  most recently completed second fiscal quarter: $67.2 million.

     Number of shares of common stock outstanding at March 26, 2007: 5,255,717

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

Item 1B. Unresolved Staff Comments.............................................

Item 2.  Properties............................................................

Item 3.  Legal Proceedings.....................................................

Item 4.  Submission of Matters to a Vote of Security Holders...................

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
                  and Issuer Purchases of Equity Securities....................

Item 6.  Selected Financial Data...............................................

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations................................................

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
                  Consolidated Statements of Operations........................
                  Consolidated Statements of Cash Flows........................
                  Consolidated Statements of Stockholders' Deficit.............
                  Notes to Consolidated Financial Statements...................

Item 9.  Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure.........................................

Item 9A. Controls and Procedures...............................................

Item 9B. Other Information.....................................................

                                    Part III

Items 10-14.To be filed with the Registrant's definitive proxy statement.......

                                                             Part IV

Item 15. Exhibits and Financial Statement Schedules............................

Signatures.....................................................................

Index of Exhibits..............................................................

Glossary of Defined Terms......................................................

                                     PART I

ITEM 1. BUSINESS

General

     MAXXAM Inc. and its controlled  subsidiaries are  collectively  referred to herein as the "Company" or "MAXXAM"  unless  otherwise  indicated or the context indicates otherwise. Any reference herein to a company includes the subsidiaries of that company unless otherwise noted or the context indicates  otherwise.  The term "MAXXAM  Parent"  refers to the Company on a stand-alone  basis without its subsidiaries. The term "MGHI" refers to MAXXAM Group Holdings Inc., which is the parent of MAXXAM Group Inc.  (see below).  Some terms used herein are defined in the  Glossary  of Defined  Term found at the end of this  document.  The Company conducts the  substantial  portion of its operations  through its  subsidiaries, which operate in three principal industries:

o    Forest  products,  through MAXXAM Group Inc. ("MGI") and MGI's wholly owned subsidiaries,  principally  The Pacific  Lumber Company  ("Palco"),  Scotia
     Pacific Company LLC ("Scopac"), Britt Lumber Co., Inc. ("Britt") and Scotia
     Development LLC ("SDLLC"). MGI and its subsidiaries primarily engage in the growing and harvesting of redwood and  Douglas-fir  timber,  the milling of logs into  lumber and related  operations  and  activities.  On January 18,
     2007,  Palco,  Scopac,  Britt,  SDLLC and Palco's other  subsidiaries  (the
     "Debtors") filed for reorganization under Chapter 11 of the U.S. Bankruptcy
     Code (the "Bankruptcy  Code") in the United States Bankruptcy Court for the
     Southern  District  of Texas  (the  "Bankruptcy  Court").  The term  "Palco
     Debtors" is used to refer to all of the Debtors other than Scopac. See Note
     1,  "-Reorganization  Proceedings  of  Palco  and  its  Subsidiaries."  The
     proceedings  of the  Debtors  are  collectively  referred  to herein as the
     "Bankruptcy Cases."

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

o    Racing  operations,  through Sam Houston Race Park, Ltd. ("SHRP,  Ltd."), a
     Texas limited partnership wholly owned by the Company.  SHRP, Ltd. owns and operates a Texas Class 1 pari-mutuel  horse racing  facility in the greater
     Houston  metropolitan area, and a pari-mutuel  greyhound racing facility in
     Harlingen, Texas.

     The  Company  previously  owned  approximately  63% of the common  stock of
Kaiser  Aluminum  Corporation  ("Kaiser"),  which  engaged in several  principal aspects of the aluminum  industry.  In February 2002,  Kaiser and certain of its subsidiaries filed for  reorganization  under Chapter 11 of the Bankruptcy Code.
Kaiser's plan of reorganization, which provided for the cancellation of Kaiser's equity,  including  the common shares held by the Company,  became  effective on
July 6, 2006. As a result,  the Company no longer has any ownership  interest in or affiliation  with Kaiser.  See "- Kaiser  Aluminum" and Notes 1 and 10 to the
Consolidated  Financial  Statements  contained  herein for further  information.
Except as otherwise indicated,  any reference in this document to a "Note" means the Notes to the Consolidated Financial Statements contained herein.

     This   Annual   Report   on   Form   10-K   contains    statements    which
constitute"forward-looking   statements"  within  the  meaning  of  the  Private
Securities Litigation Reform Act of 1995 (the "PSLRA").  These statements appear in a number of places (see Item 1."Business-Forest Products Operations-Principal
Assets" and "-Regulatory and Environmental Factors;" most sections under Item 3.
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
Readers  are  cautioned  that  any  such  forward-looking   statements  are  not
guarantees   of  future   performance   and   involve   significant   risks  and
uncertainties,   and  that  actual   results  may  vary   materially   from  the
forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and
business  conditions,   developments  in  technology,   the  ability  to  obtain
financing, new or modified statutory,  environmental or regulatory requirements, litigation developments,  and changing prices and market conditions. This Report
identifies   other   factors   which  could  cause   differences   between  such
forward-looking  statements  and actual  results.  These or other  factors could cause actual results to vary  materially  from the  forward-looking  statements.
Forest Products Operations

     General

     The Company  engages in forest products  operations and related  operations and  activities  through MGI,  Palco,  and wholly owned  subsidiaries  of Palco, principally  Scopac,  Britt  and  SDLLC.  Palco,  which  has been in  continuous operation for over 135 years,  engages in the growing and  harvesting of redwood and Douglas-fir  timber,  the milling of logs into lumber products,  and certain related  operations.  Scopac  has  experienced  difficulties  and  delays in the approval of its timber harvesting plans ("THPs") as the result of regulatory and litigation  challenges.  These  matters have  resulted in declines in actual and expected  harvest  levels and cash flows,  significant  increases in the cost of logging operations,  increased costs related to timber harvest  litigation,  and materially  adverse effects on the operations and financial  condition of Palco,
Scopac and Palco's other subsidiaries.  As a result, on January 18, 2007, Palco,
Scopac,  Britt,  SDLLC and Palco's other  subsidiaries  filed for reorganization
under  Chapter  11  of  the  Bankruptcy  Code.  See  Note  1,   "-Reorganization
Proceedings of Palco and its Subsidiaries."

     Principal Assets

     This  section  contains   statements   which  constitute   "forward-looking
statements"   within   the   meaning   of   the   PSLRA.   See   this   section,
"Business-General"  above  and Item 1A.  "Risk  Factors"  below  for  cautionary information with respect to such forward-looking statements.

     Palco owns and manages,  principally through Scopac,  approximately 210,000 acres of virtually contiguous commercial  timberlands located in Humboldt County along the northern California coast (the "Palco Timberlands"), an area which has very favorable soil and climate  conditions for growing timber.  Palco also owns substantially all of the assets in the town of Scotia,  California,  including a sawmill and other industrial use facilities,  a co-generation  plant, 270 homes, various commercial properties, and all of the land associated with these assets.
A number of Palco  employees  live in  Scotia.  Palco  also  owns and  operates, through Britt, a sawmill in Arcata, California.

     The Palco  Timberlands,  which are  located in close  proximity  to Palco's sawmills and have an extensive network of roads, contain  predominantly  conifer timber.  As of December  31, 2006,  Palco's  conifers  consisted  (by volume) of approximately  66%  redwood,  30%  Douglas-fir,  and 4%  other  conifer  timber.
Approximately  200,000  acres of Palco's  timberlands  are owned by Scopac  (the
"Scopac  Timberlands"),  and Scopac  has the  exclusive  right to  harvest  (the
"Scopac Timber Rights") approximately 10,000 acres of timberlands owned by Palco and its subsidiary,  Salmon Creek LLC ("Salmon Creek"). The timber in respect of the Scopac Timberlands and the Scopac Timber Rights is collectively  referred to as the "Scopac  Timber" and the  timberlands in respect of the Scopac Timber are referred  to as the  "Scopac  Timber  Property."  Substantially  all of Scopac's
assets  are  pledged  as  security  for its  6.55%  Series  B Class  A-1  Timber
Collateralized  Notes, 7.11% Series B Class A-2 Timber  Collateralized Notes and
7.71%  Series B Class  A-3  Timber  Collateralized  Notes  (the  "Scopac  Timber
Notes").  The Indenture  governing the Scopac Timber Notes is referred to as the
"Scopac  Indenture." Under a master purchase  agreement between Palco and Scopac
(the "Master  Purchase  Agreement"),  Palco  harvests and purchases  from Scopac virtually all of the logs harvested from the Scopac Timber. See  "-Relationships
among  the  Palco   Companies"  below  for  a  description  of  this  and  other relationships among Palco, Scopac and Salmon Creek.

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

     Scopac's  foresters,   wildlife  and  fisheries   biologists,   geologists,
botanists and other personnel provide a number of forest stewardship techniques, including protecting the Scopac Timber from forest fires,  erosion,  insects and
other  damage,  overseeing  reforestation   activities,   and  implementing  and
monitoring the numerous  aspects of the extensive  environmental  and regulatory compliance  required in  connection  with  operation  of the Palco  Timberlands, including  the  various  requirements  of  the  HCP  described  below.  Scopac's personnel also prepare THPs and maintain and update the information contained in its geographical  information  system (the "GIS").  See "-Harvesting  Practices"
below for a  description  of the GIS  updating  process and the THP  preparation process.  Palco and Scopac engage in extensive efforts to supplement the natural regeneration  of  timber  and  increase  the  amount  of  timber  on  the  Palco
Timberlands.  Scopac and Palco are required to comply with  California  forestry regulations  regarding  reforestation,  which generally  require that an area be reforested to specified  standards  within an established  period of time. Palco conducts  regeneration  activities  on the  Scopac  Timber  Property  as part of
Palco's  services  to  Scopac  under  the  services   agreement  (the  "Services
Agreement") between Palco and Scopac described below (see "-Relationships  among the Palco Companies"). Reforestation of redwood timber generally is accomplished through  redwood  sprouts that grow from the stumps of  harvested  trees and the planting of redwood seedlings at levels designed to optimize growth. Douglas-fir timber is regenerated almost entirely by planting seedlings.  During 2006, Palco planted an estimated 585,000 redwood seedlings.

     California  law requires  large  timberland  owners,  including  Palco,  to demonstrate  that their timber  operations  will not  decrease  the  sustainable productivity of their  timberlands.  The applicable  regulations  require timber companies  to project  timber  growth and  harvest on their  timberlands  over a
100-year  planning period and to demonstrate  sustained yield,  i.e., that their projected  average  annual  harvest for any decade within the 100-year  planning period  will  not  exceed  the  average  annual  growth  level at the end of the
100-year  planning  period. A timber company may comply with this requirement by submitting a sustained  yield plan to the California  Department of Forestry and
Fire Protection (the "CDF") for review and approval.  Timber  companies which do not have a  sustained  yield plan are allowed to follow  alternative  procedures
(see below).

     Palco and Scopac are also subject to federal and state laws  providing  for the protection and  conservation of wildlife  species which have been designated
as  endangered  or  threatened,   certain  of  which  are  found  on  the  Palco
Timberlands.  These laws  generally  prohibit  certain  adverse  impacts on such species  (referred to as a "take"),  except for  incidental  take which does not jeopardize  the  continued  existence  of the  affected  species and occurs as a result of operations that comply with an approved habitat  conservation plan and related incidental take permit. A habitat  conservation plan analyzes the impact of the incidental take and specifies measures to monitor,  minimize and mitigate such impact.  As part of the Headwaters  Agreement  described below, the federal and  state  governments  approved  a  sustained  yield  plan (the  "SYP")  and a comprehensive  multi-species habitat conservation plan ("HCP," and together with the SYP, the "Environmental Plans") in respect of substantially all of the Palco
Timberlands. See "-Regulatory and Environmental Factors-Environmental Plans."

     In December  2005,  a  California  appellate  court  reversed a trial court decision  invalidating  the  SYP and  the  incidental  take  permits  issued  by
California  in  connection  with  the   Environmental   Plans  (the  "California
Permits").   The  plaintiffs  appealed  the  appellate  court  decision  to  the
California  Supreme Court, which has accepted the appeal for review. See Item 3.
"Legal Proceedings-Forest Products Litigation" for further information regarding this matter.  As a result of these  cases,  Scopac from October 2002 until March
2005 obtained review and approval of its THPs under an alternative  procedure in the California  forest practice rules known as "Option C." Option C is available to  landowners  who have  submitted an "Option A" plan to the CDF for review (as was done by Palco).  An approved  Option A plan is an  alternative  to obtaining approval of a sustained yield plan.  Palco's Option A plan (the "Option A Plan")
was  approved by the CDF in March 2005.  Scopac is  currently  relying  upon the
Option A Plan to obtain THP approvals.

     Harvesting Practices

     The  ability  of Palco to  harvest  timber  depends  in large part upon the ability to obtain  regulatory  approval of THPs prepared by Scopac's  foresters.
Prior to harvesting timber in California,  companies are obligated to obtain the
CDF's  approval of a detailed  THP for the area to be  harvested.  A THP must be submitted  by a  Registered  Professional  Forester  and is required to include, among many other things,  information  regarding  the method of proposed  timber operations for a specified  area,  whether the operations  will have any adverse impact on the  environment  and,  if so, the  mitigation  measures to be used to reduce any such impact.  The CDF's  evaluation of THPs  incorporates  review and analysis  of such THPs by several  California  and federal  agencies  and public comments  received  with respect to such THPs.  The number of Scopac's  approved
THPs and the amount of timber covered by such THPs can vary  significantly  from time to time,  depending  upon the timing of agency  review  and other  factors.
Timber  covered by an  approved  THP is  typically  harvested  within a one-year period from the date that harvesting first begins.

     The Scopac  Indenture  requires Scopac to use its best efforts  (consistent with  prudent  business  practices)  to maintain a number of pending THPs which, together with THPs previously approved, would cover rights to harvest a quantity of Scopac Timber  adequate to pay interest and principal  amortization  based on the  Minimum  Principal  Amortization  schedule  (as  set  forth  in the  Scopac
Indenture)  for the Scopac  Timber  Notes for the next  succeeding  twelve-month period.  See  "Management's  Discussion and Analysis of Financial  Condition and
Results  of   Operations-Financial   Condition   and   Investing  and  Financing
Activities-Financial  Difficulties  of Forest Products  Entities-Future  Harvest
Levels" for information  regarding Scopac's estimate of future harvest levels in respect of the Scopac Timber Property.  Also see "-Regulatory and  Environmental
Factors," Item 3. "Legal  Proceedings-Forest  Products  Litigation," and Item 7.
"Management's  Discussion  and  Analysis of Financial  Condition  and Results of
Operations" for various legal,  regulatory,  environmental  and other challenges being  faced by Palco,  Scopac  and  Salmon  Creek (the  "Palco  Companies")  in
connection with timber harvesting and other operations on their timberlands.

     Scopac  maintains  the GIS,  a  detailed  geographical  information  system covering the Palco Timberlands.  The GIS covers numerous aspects of these timber properties,  including  timber  type,  site  productivity  class,  wildlife  and botanical data, geological information,  roads, rivers and streams.  Pursuant to the  Services  Agreement,  Palco,  to the extent  necessary,  assists  Scopac in updating,  upgrading and improving the GIS and the other computer  systems owned by Scopac.  By carefully  monitoring  and updating this data base and conducting field  studies,  Scopac's  foresters  are better able to develop  detailed  THPs addressing the various HCP and regulatory  requirements.  Scopac also utilizes a
Global Positioning System ("GPS"),  which is able to provide precise location of geographic features through satellite  positioning.  Use of the GPS enhances the quality and efficiency of the GIS data.

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

     Production Facilities

     Palco's sawmills had historically been supplied almost entirely from timber harvested from the Palco  Timberlands,  which are located in close  proximity to
the   sawmills.   More   recently,   primarily   as  a  result   of   increasing
regulatorily-imposed  harvest  limits,  Palco has had to supplement its internal log supply with logs purchased from third parties. Palco has not in general been able to obtain supplies of third party logs,  particularly redwood, on terms and in quantities sufficient to offset the adverse impact of these harvest limits.

     Palco  has over  the  years  implemented  numerous  technological  advances intended to increase the operating  efficiency of its production  facilities and the  recovery  of  finished  products  from its  timber.  In April  2004,  Palco commenced a mill improvement project, including a new sawmill located in Scotia.
The new sawmill was  constructed in two phases.  The first phase of the project, the processing of smaller diameter second growth logs (up to 24" in diameter) is a high-speed  processing line that includes  advanced  scanning and optimization
technology  intended  to  maximize  lumber  recovery.   The  second  phase,  the
relocation  of large log  equipment  from a former  Palco mill,  came on line in
October  2005.  This phase  allows for  processing  of larger  logs up to 60" in diameter.  In January  2004,  Palco also  completed  a new $5.0  million  planer project in Scotia.  The new planer is capable of  processing  rough sawn  boards into finished  lumber much more rapidly than the older planers at Palco's former
Carlotta and Fortuna mills (see below).  These  technology  investments have not been  sufficient  to overcome  the  adverse  effects of the  regulatory  harvest limits.

     Britt's primary  business is the processing of small diameter  redwood logs into  fencing  products  for  sale to  retail  and  wholesale  customers.  Britt purchases,  primarily from Palco but also from other  timberland  owners,  small diameter (6 to 15 inch) redwood logs of varying  lengths.  Britt processes these logs at its mill into a variety of fencing products, including "dog-eared" 1" by
6" fence  stock in six foot  lengths,  4" by 4" fence posts in 6 through 12 foot lengths,  and other lumber  products in 6 through 12 foot lengths.  Britt's mill and  related  facilities  are  located in  Arcata,  California.  Britt  produced approximately 69, 79 and 86 million board feet of lumber in 2006, 2005 and 2004, respectively.

     Two other mills,  Carlotta and Fortuna, were permanently closed in 2004 and
2005,  respectively,  in  connection  with  the  mill  improvement  project.  In addition, a finishing and remanufacturing  plant in Scotia was closed in 2006 as part of Palco's ongoing efforts to operate more efficiently.

     Subject to market  conditions and lumber  supply,  Palco dries a portion of its lumber before it is processed or sold.  Air or kiln-dried  lumber  generally commands higher prices than "green"  lumber,  which is lumber sold before it has been dried.  Drying also allows Palco to compete in  additional  markets (due to lower  shipping  costs  resulting  from the moisture and weight  reduction  that occurs in the drying process).  Palco owns and can operate up to 31 kilns having an annual capacity of approximately 38 million board feet.

     Palco owns and operates a  cogeneration  power plant which is fueled by the wood residue from logging and lumber  production  operations.  The operations of
Palco and Britt  supplied 53% of the fuel in 2006. The power plant is capable of producing up to 32.5 megawatts per hour and generates  substantially  all of the energy requirements of Scotia, California.  Palco sells surplus power to Pacific
Gas and Electric  Company.  In 2006,  the sale of surplus  power  accounted  for approximately 6% of MGI's total revenues.

     Products

     MGI produced  218.7,  266.8 and 298.1 million board feet of lumber in 2006,
2005 and 2004, respectively.  The following table sets forth the distribution of
MGI's  lumber  production  (on a net board foot  basis) and  revenues by product line:

                                          Year Ended December 31, 2006            Year Ended December 31, 2005
                                     ---------------------------------------- ------------------------------------
                                     % of Total                               % of Total
                                     Lumber        % of Total                 Lumber       % of Total
                                     Production    Lumber       % of Total    Production   Lumber       % of Total
              Product                Volume        Revenues     Revenues      Volume       Revenues       Revenues
------------------------------------ ------------- -------------------------- ------------ ------------ ----------
Upper grade redwood lumber                2%            5%           5%           2%           5%           4%
Common grade redwood lumber              66%           76%          75%          64%          72%          61%
                                ------------- -------------- ----------- ------------ ------------ ------------
   Total redwood lumber                  68%           81%          80%          66%          77%          65%
                                ------------- -------------- ----------- ------------ ------------ ------------
Upper grade Douglas-fir lumber           -             -            -             -            -            -
Common grade Douglas-fir lumber          32%           19%          20%          33%          22%          19%
                                ------------- -------------- ----------- ------------ ------------ ------------
   Total Douglas-fir lumber              32%           19%          20%          33%          22%          19%
                                ------------- -------------  ----------- ------------ ------------ ------------
Other grades of lumber                    -             -            -            1%           1%           1%
                                ------------- -------------- ----------- ------------ ------------ ------------
         Total lumber                   100%          100%         100%         100%         100%          85%
                                ============= ============== =========== ============ ============ ============

Logs                                                                 3%                                     5%
                                                             ===========                           ============

Wood chips........                                                   2%                                     2%
                                                             =============                         ============

     In  2006,  MGI  sold  206.6  million  board  feet of  lumber.  See  Item 7.
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

     Upper grade redwood lumber, which is derived primarily from larger diameter logs and is characterized by an absence of knots and other defects, little to no sapwood,  and a tighter grain,  is used  primarily in  distinctive  interior and exterior applications.  Common grade redwood lumber,  historically MGI's largest volume product, has many of the same aesthetic and structural qualities as upper grade redwood,  but has some knots,  sapwood and a coarser grain. Such lumber is commonly used for construction  purposes,  including outdoor  structures such as decks and fencing.

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

     During 2006, MGI purchased  approximately one-third of its logs (52 million board feet) from third parties.  MGI does not have any  significant  contractual relationships  with  third  parties  relating  to the  purchase  of logs.  Palco produces softwood chips from the wood residue from its milling operations. These chips  are sold to third  parties  for the  production  of wood  pulp and  paper products.  Subject principally to economic feasibility,  Palco also produces and sells to third parties wood chips from hardwood trees.

   Backlog and Seasonality

     MGI's  backlog  of sales  orders at  December  31,  2006 was $7.8  million, substantially  all of which was shipped in the first quarter of 2007.  The sales backlog at December  31,  2005,  was $11.8  million,  of which $5.3  million was shipped in the first quarter of 2006.  MGI has  historically  experienced  lower first quarter sales due largely to the general  decline in  construction-related activity  during the winter months.  As a consequence,  MGI's results in any one quarter are not  necessarily  indicative  of results to be expected for the full year.

     Marketing

     The housing,  construction  and remodeling  markets are the primary markets for  MGI's  lumber  products.  MGI's  goal  is to  maintain  a  wide  geographic distribution of its products.  MGI's accounts are primarily wholesale,  followed by industrial end users,  manufacturers,  retailers and exporters. MGI's redwood and Douglas-fir  lumber is sold throughout the entire United States,  as well as to export markets.  Common grades of redwood lumber are sold principally west of the Mississippi  River,  with  California  accounting for  approximately  81% of common redwood sales in 2006. Common grades of Douglas-fir  lumber are also sold primarily in California.  In 2006,  MGI's largest three customers  accounted for approximately  13%, 9% and 7%,  respectively,  of MGI's total net lumber sales.
Exports of lumber  accounted for less than 1% of MGI's total net lumber sales in
2006.  MGI  markets its  products  through its own sales  staff,  which  focuses primarily on domestic sales.

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

     Employees

       As of March 1, 2007, MGI had approximately 475 employees.

     Relationships among the Palco Companies

     The Palco  Companies  are  parties to several  agreements  between or among themselves,  including the Master Purchase Agreement, the Services Agreement, an
additional   services   agreement,   a  reciprocal  rights  agreement,   and  an
environmental indemnification agreement.

     The Master Purchase  Agreement between Palco and Scopac governs the sale to
Palco of logs harvested from the Scopac Timber Property. As Palco purchases logs from Scopac pursuant to the Master Purchase Agreement,  Palco is responsible for harvesting and removing,  at its own expense  (either  directly or through third party  contractors),  the standing  Scopac Timber  covered by approved THPs. The purchase price is based upon "stumpage  prices" and title to, and the obligation to pay for,  harvested  logs  passes to Palco  when the logs are  measured.  The
Master Purchase Agreement contemplates that all sales of logs by Scopac to Palco will be at fair market  value  (based on stumpage  prices) for each  species and category of timber.  The Master Purchase Agreement provides that if the purchase price equals or exceeds the SBE Price (as defined below) and a structuring price set forth in a schedule to the Scopac Indenture, the purchase price is deemed to be at fair market value.  If the purchase price equals or exceeds the SBE Price, but is less than the  structuring  price,  then  Scopac is required to engage an independent forestry consultant to confirm that the purchase price reflects fair market value. "SBE Price" is the stumpage price for each species and category of timber  as set  forth  in the  most  recent  "Harvest  Value  Schedule"  (or any successor  publication)  published by the California State Board of Equalization
(or any successor  agency)  applicable to the timber sold during the  applicable period.  Harvest  Value  Schedules  are  published  twice a year for purposes of computing a yield tax imposed on timber harvested between January 1 through June
30 and July 1 through December 31. SBE Prices are not necessarily representative of actual  prices that would be realized  from  unrelated  parties at subsequent dates.

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

     Palco is required to provide all services under the Services Agreement in a manner consistent in all material respects with prudent business  practices that are  consistent  with  then-current  applicable  industry  standards  and are in compliance in all material respects with all applicable timber laws. Scopac pays
Palco a services fee, which is adjusted annually based on a specified government price index  relating to wood  products,  and which  covers a portion of Palco's costs of  providing  services.  Scopac  also  reimburses  Palco  for the cost of constructing, rehabilitating and maintaining roads, and performing reforestation services,  on the Scopac Timber Property.  Certain of such reimbursable expenses vary in relation to the amount of timber harvesting in any given period.

     Scopac is required  to provide  certain  services  to Palco  pursuant to an additional  services  agreement  between the companies.  These services  include assisting  Palco to operate,  maintain  and  harvest its own timber  properties, updating and providing access to the GIS with respect to information  concerning
Palco's  own timber  properties,  and  assisting  Palco with its  statutory  and regulatory compliance. This agreement provides that Palco shall pay Scopac a fee for such services equal to Scopac's  actual cost of providing such services,  as determined in accordance with accounting  principles  generally  accepted in the
United States.

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

     General
     The  businesses  of Palco and Scopac are subject to a variety of California and  federal  laws and  regulations,  as well as the HCP,  dealing  with  timber harvesting  practices,  threatened and  endangered  species and habitat for such species,  and air and water quality.  Compliance  with such laws and regulations also plays a significant  role in these  companies'  businesses.  The California
Forest Practice Act (the "Forest Practice Act") and related  regulations adopted by the California  Board of Forestry and Fire  Protection  (the "BOF") set forth detailed  requirements  for the  conduct  of  timber  harvesting  operations  in
California.  These  requirements  include the obligation of timber  companies to obtain regulatory approval of detailed THPs containing  information with respect to areas proposed to be harvested. See "-Harvesting Practices" above. California law also  requires  large  timberland  owners,  including  Palco and Scopac,  to demonstrate that their proposed timber  operations will result in but not exceed
the  maximum  sustainable   production  of  their  timberlands  over  time.  See
"-Principal Assets" above.

     The federal  Endangered  Species Act (the "ESA") and California  Endangered
Species Act (the "CESA") provide in general for the protection and  conservation of specifically  listed wildlife and plants.  These laws generally  prohibit the take of certain  species,  except for  specifically  authorized  incidental take pursuant to otherwise  lawful  activities  which do not jeopardize the continued
existence  of the  affected  species  and which are made in  accordance  with an approved  habitat  conservation  plan and related  incidental  take  permits.  A habitat  conservation  plan, among other things,  specifies measures to minimize and  mitigate  the  potential  impact of the  incidental  take of species and to monitor the effects of the activities  covered by the plan. Palco and Scopac are also  subject  to the  California  Environmental  Quality  Act  ("CEQA"),  which provides for  protection of the state's air and water quality and wildlife,  and the California  Porter-Cologne Water Quality Control Act and federal Clean Water
Act ("CWA"),  which  require that Palco and Scopac  conduct  operations so as to reasonably  protect the water quality of nearby  rivers and streams.  Compliance
with  such  laws  and  related   regulations  and  judicial  and  administrative
interpretations,  together with other regulatory and environmental matters, have resulted in substantial  restrictions  on the scope and timing of harvesting and
other  operations  on  the  Palco  Timberlands,   increased   operational  costs
significantly,  and engendered  continual litigation and other challenges to its operations.

     Environmental Plans
     In March  1999,  the Palco  Companies  consummated  their  1996  Headwaters
Agreement (the  "Headwaters  Agreement")  with the United States and California.
Pursuant to the Headwaters  Agreement,  approximately 5,600 acres of timberlands owned by the Palco Companies were transferred to the United States government in exchange  for $300.0  million,  approximately  7,700 acres of  timberlands,  and approval by the federal and state  governments of the  Environmental  Plans.  In connection with approval of the Environmental  Plans, the California Permits and
federal  incidental  take permits (the "Federal  Permits," and together with the
California  Permits,  the  "Permits"),  were  issued  with  respect  to  certain threatened, endangered and other species found on the timberlands covered by the
Environmental  Plans.  The Permits were to cover the 50-year term of the HCP and allow incidental take of 17 different species covered by the HCP, including nine species which are found on the Palco Timberlands that have been listed under the
ESA and/or  the CESA.  In October  2003,  a  California  trial  court  entered a judgment  invalidating the SYP and the California  Permits.  Palco appealed this decision and in December  2005 the  appellate  court  reversed the trial court's ruling. See Item 3. "Legal  Proceedings-Forest  Products Litigation" for further
information   regarding  this  matter.   The  agreements   which  implement  the
Environmental Plans also provide for various remedies (including the issuance of written  stop  orders and  liquidated  damages)  in the event of a breach by the
Palco Companies of these agreements or the Environmental Plans.

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
This analysis was used by the Palco Companies and the government agencies (other than the North  Coast  Water  Board  (as  defined  below)) to  develop  proposed harvesting prescriptions.  Since then, watershed analysis has been completed and prescriptions  approved for three  additional  watersheds:  Van Duzen in January
2004,  Lower Eel-Eel Delta in March 2004,  and Elk River in November  2005.  The
Freshwater, Van Duzen, Lower Eel, and Elk River prescriptions each resulted in a reduction in the size of the streamside  buffers set forth in the  Environmental
Plans and also  provide  for  geologic  reviews in order to  conduct  harvesting activities  on some  potential  landslide-prone  areas  in  lieu  of  no-harvest restrictions.  This effectively reduced both constrained acreage and HCP-related
operational  restrictions  in  these  watersheds.   The  analysis  for  a  fifth
watershed,  Upper Eel, has been  completed and the Palco  Companies are awaiting final agency approval of the prescriptions.

     The HCP required the Palco Companies, together with the government agencies
(other than the North Coast Water Board),  to establish a schedule  resulting in completion  of the initial  watershed  analysis  process  for all covered  lands within five years.  However,  due largely to the number of agencies involved and the depth and complexity of the analyses, the process has required significantly more time than originally anticipated. Accordingly, the Palco Companies continue to work with the government agencies to establish  appropriate  timelines and to streamline  watershed analyses on the remaining portions of Palco Timberlands to ensure that such  studies are time and cost  efficient  and  continue to provide scientific  results  necessary to evaluate  potential  changes to the harvesting restrictions  on those lands.  The Palco  Companies had  previously  received an extension to March 2007 of the time in which the watershed analysis process must be  completed.  An  additional  request  for an  extension  to March  2008 is in process.

     The HCP  contains an adaptive  management  provision  that allows the Palco
Companies  to  propose  changes  to  many of the HCP  prescriptions.  The  Palco
Companies  and the  agencies  (other  than the North  Coast  Water  Board)  have previously  implemented  various adaptive management changes related to wildlife and rare plants,  and other changes  relating to roads and  streamside  buffers.
These adaptive  management  changes increased the ability to conduct  harvesting operations on the Palco  Timberlands  and/or reduced operating costs while still meeting the obligations of the Environmental Plans.

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

     Water Quality
     Laws and  regulations  dealing with water quality are impacting or have the potential to impact the Palco Companies primarily in three areas: efforts by the federal Environmental Protection Agency (the "EPA") and the North Coast Regional
Water Quality  Control Board (the "North Coast Water Board") to establish  total maximum daily load limits  ("TMDLs") in watercourses  that have been declared to be water quality impaired; actions by the North Coast Water Board imposing waste discharge reporting  requirements,  and various mitigation,  erosion control and clean-up  measures;  and the  development by the North Coast Water Board and its staff of  special  permitting  requirements  for the  Freshwater  and Elk  River watersheds known as watershed-wide waste discharge requirements ("WWDRs").

     Under the CWA, the EPA is required to establish TMDLs in watercourses  that have been declared to be "water  quality  impaired." The EPA and the North Coast
Water  Board  are in  the  process  of  establishing  TMDLs  for  many  northern
California rivers and certain of their tributaries,  including nine watercourses that flow within the Palco  Timberlands.  The relevant  contaminant on the Palco
Timberlands  is simple  sediment - dust,  dirt and gravel - that is  abundant in watercourses  largely as a function of the area's  normally  heavy  rainfall and soil that erodes easily.  The Company expects the process of establishing  TMDLs to continue into 2010.  The EPA has issued a report  dealing with TMDLs on three of the nine  watercourses.  The agency indicated that the requirements under the
HCP would  significantly  address  the  sediment  issues  that  resulted in TMDL requirements for these watercourses.  Presently,  the North Coast Water Board is in the process of  establishing  the TMDL  requirements  applicable to two other watercourses on the Palco Timberlands, Freshwater and Elk River, with a targeted completion of 2008 for these two watercourses.  Scopac's scientists are actively working with North Coast Water Board staff to ensure that these TMDLs  recognize and incorporate the environmental protection measures of the HCP. The final TMDL requirements  applicable to the Palco Timberlands may require aquatic protection measures  that are  different  from or in  addition  to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process  provided for in the HCP.  These  requirements  could  further  restrict harvesting on the Palco Timberlands.

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

     The North Coast Water Board has also issued clean up and  abatement  orders for the Freshwater and Elk River  watersheds (the "Water Board  Orders"),  which are aimed at  addressing  existing  sediment  production  sites through clean up actions.  The North Coast Water Board has also initiated the process which could result in  similar  orders for the Bear Creek  watershed,  and is  contemplating similar  actions  for the Jordan and Stitz  Creek  watersheds.  The Water  Board
Orders  have  resulted  in  increased  costs that could  extend over a number of years.  Additional orders for other watersheds  (should they be issued) may also result in further cost increases.

     On May 8,  2006,  the  North  Coast  Water  Board  adopted  WWDRs  for  the
Freshwater  and  Elk  River.  The  decision  allows   harvesting  in  these  two
watersheds,  up to  approximately  50% of the  applicable  annual  harvest limit established by the CDF for each watershed ("CDF Harvest Limit"),  once the staff of the North Coast Water Board reviews and enrolls THPs submitted by Scopac. The
North Coast Water  Board's  decision  also allowed the  enrollment of additional
THPs, bringing the total to approximately 75% of the CDF Harvest Limit for these two  watersheds,  upon  approval of a monitoring  and  reporting  program by the
Executive  Officer of the North Coast  Water Board  staff.  The  monitoring  and reporting program was approved on September 29, 2006, allowing enrollment by the staff of the North Coast Water Board of additional THPs for these two watersheds that were harvested in 2006.  This  monitoring  and reporting  program will also govern future THPs in these two watersheds.  However,  there can be no assurance that  additional  THPs in these two  watersheds  will  ultimately be enrolled or harvested as planned in future years.  The North Coast Water Board's adoption of these  WWDRs has been  appealed to the State  Water  Board,  but the appeals are being  held in  abeyance  pending  implementation  of the WWDRs.  As  harvesting activities on the Palco Timberlands  cannot readily be moved between  watersheds due to, among other things,  historic harvest patterns,  adjacency restrictions, and the age classes of trees, development of WWDRs and the various other matters described could result in reduced harvest levels in future years.

     Effective  January 1, 2004,  California  Senate Bill 810 provides  regional water quality control boards with additional  authority  related to the approval of THPs on timberlands within impaired  watersheds.  The Company is uncertain of the operational and financial  effects which will ultimately  result from Senate
Bill 810; however, because substantially all rivers and waterbodies on the Palco
Timberlands  are  classified as  sediment-impaired,  implementation  of this law could result in additional delays in obtaining  approvals of THPs, lower harvest levels and  increased  costs and  additional  protection  measures  beyond those contained in the HCP.

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

     Timber Operator's License
     In order to conduct logging  operations,  road building,  stormproofing and certain other activities, a company must obtain a Timber Operator's License from the CDF. In December  2005,  Palco was granted a Timber  Operator's  License for
2006-2007.

Real Estate Operations

     General

     The Company, principally through its wholly owned subsidiaries,  invests in and develops  residential and commercial real estate,  primarily in Puerto Rico,
Arizona,  California,  and Texas.  Real estate  properties and receivables as of
December 31, 2006 are as follows:

                                                                                         Book Value as
                                                                                        of December 31,
                                                                                            2006
                                                                                       -----------------
                                                                                         (In millions)
Palmas del Mar (Puerto Rico):
  Undeveloped land and parcels held for sale                              988 acres    $        30.2
  Property, plant and equipment, receivables and other, net                                     13.3
                                                                                       -----------------
     Total                                                                                      43.5
  Resort operations - Palmas Country Club(1)                                                    20.3
                                                                                       -----------------
     Total                                                                                      63.8
                                                                                       -----------------
Fountain Hills (Arizona):
  Residential developed lots and lots under development                   135 lots              14.3
  Undeveloped residential land                                            431 acres              4.6
  Property, plant, equipment and receivables, net                                                1.2
                                                                                       -----------------
     Total                                                                                      20.1
                                                                                       -----------------
Mirada (California):
  Residential developed lots                                              5 lots                 1.9
  Property, plant, equipment and receivables, net                                                0.2
                                                                                       -----------------
     Total                                                                                       2.1
                                                                                       -----------------
Commercial lease properties:
  Property, plant and equipment,net:
     Lake Pointe Plaza (Texas)                                                                 103.4
     Cooper Cameron building (Texas)                                                            27.2
     Motel 6 facilities (10 states)                                                             40.5
     Other                                                                                       2.8
                                                                                       -----------------
     Total                                                                                     173.9
                                                                                       -----------------
Other, principally receivables                                                                   0.1
                                                                                       -----------------
        Total real estate properties and receivables                                   $       260.0
                                                                                       =================

(1)  Palmas Country Club operations include two 18-hole golf courses, a 20 court tennis facility,  a member clubhouse,  and a beach club.  Amounts shown are net of accumulated depreciation.
                                                                                         Book Value as
                                                                                         of December 31,
                                                                                               2006
                                                                                        -----------------
                                                                                          (In millions)
Joint Ventures:
   FireRock, LLC
      Golf course, clubhouse and other club facilities(2)                               $        14.5
      Other property, plant and equipment, net(1)                                                 2.5
                                                                                        -----------------
        Total                                                                           $        17.0
                                                                                        =================
      Investment in FireRock, LLC(2)                                                    $         1.5
                                                                                        =================
   RMCAL Development LP(1)
      Residential units under development                                               $        36.2
                                                                                        =================
      Investment in RMCAL Development LP(2)                                             $         2.4
                                                                                        =================

(1) Amounts reflect 100% of the book value of the joint venture's assets.
(2) Amounts reflect the book value of the Company's 50% interest.

     Revenues from real estate  operations were as follows in 2006 and 2005 (see
Item 7. "Management's Discussion and Analysis of Financial Condition and Results
of  Operations-Results  of  Operations-Real  Estate  Operations"  for additional details regarding 2006, 2005 and 2004 results):

                                                                                                 Years Ended
                                                                                                 December 31,
                                                                                          --------------------------
                                                                                              2006         2005
                                                                                          ------------ -------------
                                                                                                (In millions)
                                                                                          --------------------------

Palmas del Mar:
  Real estate sales                                                                       $   27.6     $   42.3
  Commercial, resort operations and other                                                     12.5         12.1
                                                                                          ------------ -------------
     Total                                                                                    40.1         54.4
                                                                                          ------------ -------------
Fountain Hills:
  Real estate sales                                                                           15.6         42.9
  Commercial operations and other                                                              3.7          5.4
                                                                                          ------------ -------------
     Total                                                                                    19.3         48.3
                                                                                          ------------ -------------
Mirada:
  Real estate sales                                                                           26.6         56.9
  Commercial operations and other                                                              0.3          0.1
                                                                                          ------------ -------------
     Total                                                                                    26.9         57.0
                                                                                          ------------ -------------
Commercial lease properties:
  Lake Pointe Plaza                                                                           11.1         10.9
  Cooper Cameron building                                                                      2.3          2.3
  Motel 6 facilities                                                                           4.8          4.8
  Other                                                                                        0.2          0.3
                                                                                          ------------ -------------
     Total                                                                                    18.4         18.3
                                                                                          ------------ -------------
Other:
  Real estate sales                                                                              -          0.1
  Commercial operations and other                                                              0.2          0.2
                                                                                          ------------ -------------
     Total                                                                                     0.2          0.3
                                                                                          ------------ -------------
       Total                                                                              $  104.9     $  178.3
                                                                                          ============ =============

FireRock, LLC(1):
  Real estate sales                                                                       $      -     $      -
  Golf course operations                                                                       3.7          3.4
                                                                                          ------------ -------------
     Total                                                                                $    3.7     $    3.4
                                                                                          ============ =============
RMCAL Development LP(1):
  Real estate sales                                                                       $    9.1     $      -
                                                                                          ============ =============

(1) Amounts reflect 100% of the joint venture's revenues.

     Palmas del Mar

     Palmas del Mar, a master-planned  residential  community and resort located on the southeastern coast of Puerto Rico near Humacao  ("Palmas"),  was acquired by a  subsidiary  of the Company in 1984.  Originally  over 2,700  acres,  as of
December 31, 2006, the Company now has approximately  1,000 acres of undeveloped land remaining at Palmas.  The Company conducts its operations at Palmas through
Palmas del Mar Properties, Inc. ("PDMPI") and PDMPI's subsidiaries.  PDMPI seeks developers  and  investors to acquire its acreage.  Resort  operations at Palmas include  a  country  club  with two golf  courses  and  tennis  and  beach  club facilities.  Certain  other  amenities,  including a hotel,  marina,  equestrian center and various restaurants, are owned and operated by third parties.

     Fountain Hills

     In 1968,  a  subsidiary  of the  Company  purchased  and  began  developing approximately 12,100 acres of real property in Fountain Hills, Arizona, which is located  near  Phoenix  and  adjacent to  Scottsdale,  Arizona.  Development  of
Fountain Hills is substantially  complete.  Future sales are expected to consist of fully  developed  lots in two  developments  known as  Eagles  Nest and Adero
Canyon.  Eagles Nest, a 506-acre custom lot  development  planned to include 245 lots,  commenced sales in 2004. Lots are being released in phases,  with 12 lots and 78 lots having been sold in 2006 and 2005,  respectively.  Development plans have been formulated for Adero Canyon, a 431-acre custom lot development planned to  include  171  lots.  Financing  of the  Adero  Canyon  development  will  be accomplished  either through new or existing credit  facilities or joint venture arrangements.

     In 1998, a subsidiary of the Company  entered into and holds a 50% interest in a joint venture named FireRock, LLC ("FireRock,  LLC") to develop an 808-acre area in Fountain  Hills known as FireRock  Country Club.  The  development  is a residential,  golf-oriented,  upscale  master-planned  community  consisting  of custom  lots,  multi-family  parcels  and a private  country  club.  The  club's championship-level  private 18-hole golf course opened in 2000. The multi-family parcels  were sold in  2001-2002  and custom lot sales  concluded  in 2004.  The venture continues to own and operate the country club.

     Mirada

     In 1991, a subsidiary of the Company  acquired  Mirada,  a 220-acre  luxury resort-residential  project  located in Rancho Mirage,  California.  Mirada is a master-planned  community  in the  Santa  Rosa  Mountains,  650 feet  above  the
Coachella  Valley floor.  The  Company's  direct  development  activities at the project are substantially complete. The first of the project's six parcels was a custom lot subdivision of 46 estate lots. [The Ritz-Carlton Rancho Mirage Hotel, which is owned and  operated  by a third  party,  was  developed  on the  second parcel.  The third parcel is a custom lot  subdivision  consisting  of 63 estate lots.  Sales of these lots began in 2003, and as of December 31, 2006, all but 4 lots had been sold.]

     In April 2004,  a  subsidiary  of the Company and a third party real estate development  company formed a joint venture named RMCAL Development LP ("RMCAL")
to develop the fourth parcel,  a 27-acre  residential  tract. In connection with the  formation  of RMCAL,  the  Company  sold a 50%  interest  in the parcel and contributed the remainder of the parcel to the joint venture in return for a 50%
interest in the venture.  RMCAL will construct and sell 46 villas to be built on the parcel. Four villas and one lot were sold in 2006. Sixteen other villas have either been completed or are under construction.

     The Company's two remaining  parcels  encompassing  approximately 39 acres, were sold in 2005. Commercial Lease Properties

     In June 2001,  subsidiaries  of the Company  acquired Lake Pointe Plaza, an office  complex  located in Sugar Land,  Texas,  for a purchase  price of $131.3 million.  The transaction was financed by the subsidiaries  through the issuance of $122.5 million of non-recourse notes and the balance from available cash. The office  complex is fully leased to affiliates of the seller through May 2021 and the parent company has guaranteed all of the lease payments.

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

     Employees

     As of March 1, 2007, the Company's real estate operations had approximately
225 employees.

Racing Operations

     General

     SHRP,  Ltd.  owns and operates Sam Houston Race Park, a Texas Class 1 horse racing facility located within the greater Houston  metropolitan area and Valley
Race Park, a greyhound racing facility  located in Harlingen,  Texas. In January
2004, a subsidiary of the Company,  Laredo Race Park LLC ("Laredo LLC"), applied to the Texas Racing  Commission  (the  "Racing  Commission")  for an  additional license to  construct  and  operate a Class 2 horse  racing  facility in Laredo,
Texas.  Following a hearing on Laredo LLC's  application and that of a competing applicant, in September 2006, two state administrative law judges recommended to the  Racing  Commission  that  Laredo  LLC be awarded  the  license.  The Racing
Commission  on March 20,  2007  ruled  that both  Laredo  LLC and the  competing applicant be awarded licenses for the Laredo area. The license awarded to Laredo
LLC is,  however,  conditioned  on SHRP,  Ltd.,  by the next  racing  commission meeting on May 14, 2007,  entering into an agreement  satisfactory  to the Racing
Commission providing for the sale of Valley Race Park.

     Racing Operations and Facilities

     Sam Houston  Race Park and Valley Race Park offer  pari-mutuel  wagering on live  thoroughbred,  quarter horse and greyhound racing during meets approved by the Racing  Commission  on a yearly basis and on simulcast  horse and  greyhound racing  throughout the year. Under the Texas Racing Act and related  regulations
(collectively,  the "Racing Act"), commission revenues for both facilities are a designated portion of the pari-mutuel handle. Sam Houston Race Park had 110 days of live racing in 2006 and currently  has 116 days of live racing  scheduled for
2007. Valley Race Park had 94 live racing days during 2006, and currently has 95 live racing days scheduled for 2007.

     Revenues are also earned on simulcast  racing through both guest  simulcast arrangements  (the receipt by Sam Houston Race Park and Valley Race Park of live
broadcasts  of  racing  conducted  at  other   racetracks)  and  host  simulcast
arrangements  (the live  broadcast  to other race tracks and off track  wagering sites of racing  conducted at Sam Houston  Race Park and Valley Race Park).  Sam
Houston  Race  Park and  Valley  Race Park also  derive  revenues  from food and beverages sales, admission and parking fees, group sales and advertising sales.

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
Valley Race Park employs similar strategies to attract patrons.  Both Race Parks also rent out facilities and grounds for group events,  which increase  revenues and expose the facility to potential  customers even though the events are often unrelated  to  racing.  As a further  effort to build its fan base,  SHRP,  Ltd.
Intends to begin focusing more on positioning itself as a general  entertainment venue, including developing a new concert venue.

     Sam  Houston  Race  Park   competes   with  other  forms  of  wagering  and
entertainment,  including  a Louisiana  "racino"  (horse or dog tracks with slot machines or other forms of gaming) located approximately 120 miles from Houston, casinos  located  approximately  140 miles from Houston,  a greyhound  racetrack located 55 miles away from  Houston,  a wide range of sporting  events and other entertainment  activities  in the Houston  area,  the Texas State  Lottery,  and
charitable  bingo.   Other  competitive   pressures  include  simulcast  signals
broadcast  by racinos,  which are able to offer  larger  purses and  competitive fields,  resorts  with  gaming,  and  increasing  use of the  Internet for horse
wagering  and  gaming,   including   Internet  betting  services  with  customer
incentives such as cash rebates.  Sam Houston Race Park could in the future also compete  with other  forms of gambling in Texas,  including  casino  gambling on
Indian reservations elsewhere.

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

     The Texas Legislature  convenes its regular session every other year. It is expected that this body will, during regular  legislative  session that began in
January and lasts through May 2007,  consider measures to enhance state revenues though  additional  forms of gaming such as video lottery  terminals at existing horse and dog racing tracks,  gaming on Indian  reservations,  and full casinos.
Several measures have been introduced to date that include some form of enhanced gaming  at  horse  and dog  tracks.  The  Company  will  vigorously  pursue  any legislation  that is favorable to it. As the measures  introduced  to date would require the approval of two-thirds of each  legislative  house and a majority of
Texas  voters,  no  assurance  can be given  that any such  legislation  will be enacted or become  effective.  Moreover,  it is impossible to determine what the provisions of any such legislation would be or its effect on the Company.

     Employees

     As of March 1, 2007, the Company's racing  operations had approximately 370
full  and  part-time   employees  and  approximately  475  additional   seasonal
employees.

Kaiser Aluminum

     The  Company  previously  owned  approximately  63% of the common  stock of
Kaiser, which engaged in several principal aspects of the aluminum industry.  In
February 2002, Kaiser and certain of its subsidiaries  filed for  reorganization under  Chapter  11 of the  Bankruptcy  Code.  Kaiser's  plan  of  reorganization provided for the  cancellation of Kaiser's  equity,  including the common shares held by the Company,  without  consideration  or  obligation.  Kaiser's  plan of reorganization  became  effective  on July 6,  2006,  and  Kaiser  emerged  from bankruptcy.  As a result, the Company no longer has any ownership interest in or affiliation  with  Kaiser.  Since  the  Company's  common  stock in  Kaiser  was cancelled without obligation,  the Company reversed the $516.2 million of losses in  excess  of its  investment  in  Kaiser  along  with  the  accumulated  other comprehensive losses of $85.3 million related to Kaiser, resulting in a net gain of $430.9  million,  recognized in the third quarter of 2006. As a result of the cancellation  of the Company's  Kaiser common stock in 2006, the Company expects it will take a worthless stock deduction on its 2006 consolidated federal income tax return.  However,  it is  uncertain  whether  the  deduction  meets  certain criteria required for asset recognition purposes.  Accordingly,  the Company has not recorded the  resulting  tax asset of  approximately  $135.8  million in its consolidated balance sheet as of December 31, 2006.

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

Employees

     At March 1,  2007,  MAXXAM and its  subsidiaries  had  approximately  1,570 year-round  and  seasonal  employees  none of whom are  covered by a  collective bargaining agreement.

Company SEC Reports

     As the Company does not maintain an Internet website, the Company's filings are not available in this manner. However, the Company files electronically with the  Securities  and  Exchange  Commission  (the  "SEC"),  which has an Internet website (http://www.sec.gov)  containing the reports, proxy statements and other information that the Company electronically files with the SEC. In addition, the
Company will provide these  materials free of charge to any  recordholder of the
Company's  securities  or any "street  name" holder that provides a brokerage or similar  statement  reflecting  such  holdings.  You should send your request to
MAXXAM Inc.,  c/o  Corporate  Secretary,  1330 Post Oak  Boulevard,  Suite 2000,
Houston,  Texas  77056-3058.  The Company will also  consider on a  case-by-case basis requests for such materials by persons who do not hold Company securities.

ITEM 1A. RISK FACTORS

Risks Related to the Bankruptcy Cases

     The bankruptcies of Palco and its subsidiaries,  including  Scopac,  create significant risks and uncertainties.

     On January 18, 2007,  each of the Palco  Debtors and Scopac filed  separate voluntary petitions in the Bankruptcy Court for reorganization  under Chapter 11 of the Bankruptcy  Code. The filing of the Bankruptcy  Cases was precipitated by liquidity  shortfalls at Palco and Scopac and their resultant  inability to make
January 2007 interest  payments on their  respective debt  obligations,  arising from regulatory restrictions and limitations on timber harvest, increased timber harvesting costs and cyclical lumber prices.

     The bankruptcies of the Debtors create  significant risks and uncertainties for the Debtors and the Company,  including, but not limited to, those described herein.  The outcome of the Bankruptcy  Cases is impossible to predict and could have a  material  adverse  effect  on the  businesses  of  the  Debtors,  on the interests  of  creditors,  and on the  Company.  The  Debtors may not be able to reorganize  successfully,  and the  Company  could lose some or all of is equity ownership interest.

     The Debtors'  overall  objectives in the Bankruptcy Cases are to achieve an operational  financial  restructuring  of each  of the  Debtors  long-term  debt obligations  in view of estimated  lower harvest  levels,  increased  regulatory compliance  costs  and  cyclical  lumber  prices,  and  also to  continue  their businesses. The Debtors may not be able to attain these objectives and achieve a
successful  operational  and  financial  reorganization.   If  the  Debtors  are
unsuccessful in attaining a successful operational and financial reorganization, the  Debtors  could be forced to  surrender  all or  substantially  all of their assets to their  creditors.  Many of the  matters  discussed  elsewhere  in this document could adversely  affect the Debtors'  ability to achieve an operational and financial restructuring.

     As provided by the Bankruptcy  Code, each of the Debtors  generally has the exclusive right to propose a plan of  reorganization  for 120 days following the date of  filing of the  Bankruptcy  Cases  (the  "Exclusivity  Period"),  unless certain statutory exceptions apply or the Bankruptcy Court orders otherwise. For instance,  a group of holders of Scopac Timber Notes has filed a motion that, if granted,  might have the effect of shortening the Exclusivity  Period.  There is substantial  uncertainty as to when each of the Debtors will be able to file its plan.  Moreover,  the Debtors' efforts to obtain approval of such plan(s) by the creditors  and equity  holders  entitled to vote on the  plan(s),  and to obtain confirmation by the Bankruptcy Court of such plan(s), may not be successful.

     If a Debtor's  creditors are not paid in full, the Bankruptcy Code provides that the  Debtor's  equity  holder  will not be  entitled  to retain  its equity interest,  unless certain exceptions apply. If the liabilities of one or more of the Debtors are ultimately found to exceed the fair value of its assets,  claims of creditors could be paid at less than 100% of their face value. In that event,
Palco could lose all or a material portion of its equity ownership in Scopac and
Palco's  other  subsidiaries,  MGI could lose all or a  material  portion of its equity ownership in Palco, or the value of such equity ownership interests could be diluted, impaired or eliminated.

     The Palco Debtors and Scopac may be unable to obtain sufficient  additional liquidity to continue operations and reorganize successfully under Chapter 11.

     The Palco  Debtors  estimate  that they will have  liquidity  shortfalls in
2007.  The Palco Debtors are pursuing  discussions  with lenders in an effort to obtain  debtor-in-possession  financing  ("DIP  financing")  in  order  to  have sufficient  liquidity to fund the Palco Debtors'  ongoing  operating cash needs, including  bankruptcy-related  costs. The Palco Debtors may not be successful in obtaining the necessary  additional  liquidity or the necessary Bankruptcy Court approval, in which case the Palco Debtors may not be able to continue operations and reorganize successfully under Chapter 11 of the Bankruptcy Code.

     Scopac has been authorized by the Bankruptcy Court to fund budgeted ongoing operating and  bankruptcy-related  costs using  operating  cash flow and, to the extent  needed,  funds  available  in Scopac's  Scheduled  Amortization  Reserve
Account  ("SAR  Account"),  subject to no more than $5.0 million in  withdrawals from the SAR Account being  outstanding  at any given time. See Note 7, "-Scopac
Timber Notes-SAR  Account" for information  regarding the SAR Account.  If these sources  of  liquidity  are not  adequate,  and if  Scopac  is  unable to obtain additional  sources of liquidity and the necessary  Bankruptcy Court approval to utilize such additional sources of liquidity, Scopac may not be able to continue operations and reorganize successfully under Chapter 11 of the Bankruptcy Code.

     The  bankruptcies  of Scopac and the Palco  Debtors  could result in claims against, and potential liabilities for, MAXXAM Parent and its affiliates.

     The Bankruptcy  Cases, and the liquidity issues being experienced by Scopac and Palco,  could  result in claims  against and could have  adverse  impacts on
MAXXAM Parent and its affiliates,  including MGHI and/or MGI. For example, under
ERISA,  if Palco's  pension plan were to be  terminated,  MAXXAM  Parent and its wholly owned subsidiaries would be jointly and severally liable for any unfunded pension plan obligations.  The unfunded termination  obligation  attributable to
Palco's  pension  plan as of  December  31,  2006,  is  estimated  to have  been
approximately   $23.0  million  based  upon  annuity  placement   interest  rate
assumptions  as  of  such  date.  In  addition,  it  is  possible  that  certain transactions could be completed in connection with a potential  restructuring or reorganization of the Debtors,  such as a sale of all or a portion of the equity ownership in the Debtors, a sale of a substantial portion of the Debtors' assets and/or a cancellation of some or all of the Debtors'  indebtedness,  which could require the  utilization  of all or a  substantial  portion of, or the loss of a significant  portion  of,  the  Company's  net  operating  losses  or other  tax attributes  for  federal and state  income tax  purposes  and could  require tax payments. In addition, the Company may be required to establish certain deferred tax  liabilities  as a result of loss of control of the Debtors  effective as of the Filing Date.

Risks Related to Forest Products Regulatory Matters

     Regulatory and legislative actions have the power to significantly restrict and ultimately  limit the harvest levels of Scopac Timber and require Scopac and
Palco to incur additional costs and have other adverse consequences.

     Regulatory and legislative  actions,  among others, are now having, or have the potential to have material adverse impacts on Scopac and Palco:

     o    The North Coast Water Board has adopted WWDRs for the  Freshwater  and
          Elk River  watersheds.  This decision  allows  harvesting in these two watersheds  once THPs are  reviewed  and  enrolled by the staff of the
          North Coast Water Board.  In addition,  the  Executive  Officer of the
          North  Coast  Water  Board has  approved a  monitoring  and  reporting program,  which has the effect of allowing  enrollment by the staff of the  North  Coast  Water  Board  of  additional  THPs  for  these  two watersheds.  There  can  be no  assurance  that  THPs  for  these  two watersheds will ultimately be enrolled or harvested as planned in 2007 or in future  years.  If there are delays in the  enrollment  of these
          THPs, there could be a further  significant  adverse impact on current and future harvest levels and the cash flows of both Palco and Scopac.

     o    The final TMDL  requirements  applicable to the Palco  Timberlands may require  aquatic  protection  measures that are  different  from or in addition  to  those  in the  HCP or that  result  from  the  watershed analysis  process  provided  for in the HCP.  These  requirements  may further reduce  harvesting on the Palco Timberlands and the cash flows of both Palco and Scopac.

     o    The North Coast Water Board has issued the Water Board  Orders,  which are aimed at addressing  existing  sediment  production  sites through clean up actions in the Water Board  watershed,  and has initiated the process which could result in similar orders for other watersheds. The
          Elk River Orders have  resulted in  increased  costs that could extend over a number of years,  and  additional  orders for other  watersheds could have similar effects.

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

     o    The Company is uncertain of the operational and financial effects that will ultimately  result from Senate Bill 810, which provides  regional water quality control boards with additional  authority related to the approval of THPs within impaired  watersheds.  Implementation  of this law could,  however,  result in delays in obtaining approvals of THPs, lower harvest levels, and increased costs.

     o    While  the HCP  covers  17  different  species,  it is  possible  that additional  species  could be  designated  as endangered or threatened under the ESA or the CESA. The  designation of a species as endangered or  threatened  under  the ESA or the  CESA can  significantly  reduce harvest  levels if that species  inhabits the Palco  Timberlands or if habitat  found on the Palco  Timberlands  is deemed  favorable  to the species.

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

     Palco and Scopac were involved in a variety of pending legal proceedings as of the date the Bankruptcy Cases were filed.  While these legal  proceedings are in general  stayed as against the Debtors while the companies are in bankruptcy, such  proceedings  could be  continued  as  against  the  Debtors if the stay is modified by the Bankruptcy  Court, if the Bankruptcy Cases are dismissed,  or in certain circumstances, upon the emergence of the companies from bankruptcy. Were such legal proceedings to then be decided against the companies,  there could be an adverse effect upon them,  which effect could under certain  circumstances be materially  adverse to their  financial  condition,  results of  operations,  or liquidity.  Moreover, additional legal proceedings could be filed against Palco,
Scopac, the other Debtors, the Company and their affiliates,  further increasing litigation  costs and subjecting the companies to potential  adverse  decisions.
See Item 3. "Legal Proceedings-Forest Products Litigation."

Other Risks Related to Our Forest Products Operations

     Scopac's  estimate of its future  harvest  levels is subject to significant uncertainty.

     Scopac  has  estimated  that its  average  annual  harvest  level  over the ten-year  period  that  began in 2006 is not likely to exceed  approximately  95 million  board feet per year.  This revised  estimated  harvest  level  reflects
Scopac's  further  analysis  of the  cumulative  impact  of  ongoing  regulatory limitations,  watershed  prescriptions,  the  requirements  of the HCP and other matters, and is based on a number of assumptions that may or may not prove to be accurate.  Actual harvest levels are expected to vary significantly from year to year. Moreover, the average harvest level over the ten-year period could be even lower due to, among other things,  the various  matters  discussed  elsewhere in this document.

     Palco may not be able to obtain enough logs to operate efficiently.

     The ability of Palco to operate its mills efficiently depends in large part on its  ability  to obtain  logs  from  Scopac at the  estimated  harvest  level indicated  above.  Should these harvest levels not  materialize,  Palco would be adversely  affected,  perhaps  materially.  In addition,  Palco  expects that to operate at  profitable  levels,  it will in the future be required to purchase a significant  portion of its logs from third parties.  These purchases may not be available,  or  may be  available  on  terms  that  are  not  acceptable  or are significantly adverse to Palco. In addition, given its liquidity problems, Palco may not have sufficient liquidity to undertake such purchases.

     Scopac may not be able to sell its logs to third parties.

     Although it is  currently  contemplated  that all or  substantially  all of
Scopac's  revenues will be derived from the sale of logs to Palco,  should Palco be unable to continue purchasing all of Scopac's logs, Scopac would need to seek third party  purchasers.  Such purchasers may not be available or, if available, such purchasers may not acquire  sufficient  quantities of logs at prices and on terms that would allow Scopac to generate cash flow  equivalent to what sales to
Palco would have  generated due to, among other things,  other mills in the area generally being farther away from the Scopac Timber Property than Palco's mills.

     Adverse weather  conditions  restrict Palco's ability to harvest timber and deliver logs to its log decks and to its customers,  adversely affecting Palco's and Scopac's cash flows.

     Wet weather conditions  restrict Palco's ability to harvest using efficient logging methods and deliver timber.  Palco's use of inefficient logging methods, such as helicopter logging,  decreases Scopac's revenues,  and increases Palco's costs, reducing its operating margins.

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
     o interest rates or the availability of financing;
     o population growth and changing demographics; and
     o seasonal  weather  cycles  (e.g.,  dry  summers,  wet  winters) and other weather driven events.

          Decreases in the level of residential  construction activity or repair and remodeling activity generally reduce demand for logs and wood products.
     In addition,  timber owners generally increase  production volumes for logs
     and  products   during   favorable  price   environments.   Such  increased
     production,  however,  when  coupled  with  declines  in  demand  for these products in general,  could lead to oversupply and lower prices.  By way of example,  Douglas-fir  lumber prices have recently declined  significantly, and redwood lumber prices have also recently declined, although to a lesser extent than Douglas-fir  prices. This has adversely affected the cash flows of both Palco and Scopac.

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
     o weather conditions; and
     o availability of contract loggers.

     We do not maintain  insurance  coverage with respect to damage to the Palco
Timberlands.

     Competition  in the forest  products  business could  materially  adversely affect our net sales and our market share.

     The forest products business is highly competitive. We compete primarily on the basis of:

     o price;
     o service;
     o product availability; and
     o product quality.

     Our lumber  products  compete not only with other wood products,  which are
oftentimes  less  expensive,   but  with  metals,  masonry,  plastic  and  other
construction   materials   made  from   non-renewable   resources.   Competitive
considerations,  such as total industry production and competitors'  pricing, as well as the price of other  construction  products,  affect the sales prices for our lumber  products.  Competition  in the common grade redwood and  Douglas-fir lumber market is intense,  and we compete with  numerous  large and small lumber producers.  An increase in the amount of  competition  that we face could have a material adverse effect on our forest product revenues.

     The loss of key customers would reduce Palco's cash flows.

     Palco has one customer  that  accounted  for 12.5% of its revenues in 2006.
The loss of key customers would adversely impact Palco's cash flows.

Risks Related to Our Real Estate Operations

     Revenues  for our real estate  operations  are  expected to decline for the foreseeable future.

     In 2005, our real estate operations realized  substantial  revenues related to sales of  residential  lots and  acreage at our  Fountain  Hills,  Mirada and
Palmas  developments.  As the  proceeds  from  these  asset  sales have not been redeployed  to other real  estate  assets,  this level of sales  activity is not expected to recur for the foreseeable future.

     Real estate  development is a cyclical  industry and is affected by changes in general and local economic conditions.

     The real  estate  development  industry is  cyclical  and is  significantly affected by changes in general and local economic conditions, including, but not limited to:

     o employment levels and population growth and shifts;
     o interest rates and the availability of financing;
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

     Our real estate operations are subject to comprehensive  federal, state and local statutes,  ordinances and regulations  concerning  zoning,  infrastructure design,  subdivision of land, and  construction.  Periodic  approval is required
from   different   agencies  in  connection   with  various   matters.   Certain
jurisdictions  also  require the  inspection  of  properties,  approval of sales literature,  disclosure  to  purchasers  of  specific  information,  bonding for property  improvements,  and approval of real estate contract forms.  Failure to comply with such regulations and requirements to obtain any such approvals could adversely affect our real estate operations.

     The land use approval  processes we must follow to  ultimately  develop our projects have become increasingly complex.  Moreover, the statutes,  regulations and  ordinances  governing  the approval  processes  provide  third  parties the opportunity to challenge the proposed plans and approvals, which would result in additional costs and delays in obtaining  approvals or bringing a development to market, and could result in litigation  outcomes  unfavorable to us in a variety of ways such as  affecting  the timing,  design,  completion,  scope,  plans and profitability of a project.

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

     Our real  estate  operations  rely on third party  contractors  to complete various contractual infrastructure requirements at our real estate developments, such as installing  electrical lines, piping,  water tanks,  drainage and roads.
The failure of the  contractors  to perform or their  faulty  workmanship  could result in claims against our real estate operations.

Risks Related to Our Racing Operations

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

     Our two racing facilities would be able to increase their revenues,  likely to a substantial  degree,  were additional  forms of gaming to be allowed at our
existing  horse  and  dog  racing   tracks.   The  Company  and  other  industry
participants have pursued  legislation that would permit video lottery terminals at  Texas  tracks  during  prior  regular  and  special  sessions  of the  Texas
Legislature. None of these sessions resulted in the passage of such legislation.
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

Other Risk Factors

     Claims could arise from prior acquisitions.

     The  Company  or its  affiliates  have over  time  acquired  a  variety  of properties or entities, some with long operating histories. These properties and entities  may be subject to  environmental  or other  liabilities  that were not identified at the time of acquisition. Any such claims would likely be costly to defend  and  their  settlement  or other  resolution  could  potentially  have a material  adverse effect upon our financial  condition,  results of operation or liquidity.

     Natural  disasters  or other  catastrophic  events could  adversely  affect various operations of the Company.

     In  addition  to the fire  and  other  risks  associated  with  our  timber operations, our other operations are subject to risks from natural disasters and other catastrophic  events.  For instance,  our Palmas resort in Puerto Rico, as well as its racing operations at Sam Houston Race Park and Valley Race Park, are
particularly  subject to damage from hurricanes.  Our Mirada development and its forest  products  operations in Scotia and Arcata,  California are  particularly subject to the risk of earthquakes.  The Scotia-based lumber operations are also subject to a special risk of flooding  from the Eel River,  which is adjacent to the mill.  Moreover,  all of our operations are subject to general risks such as fire or adverse weather conditions.

     Uninsured  claims and  litigation  could  adversely  impact  our  operating results.

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
Insurance does not provide complete protection against losses and risks, and our results of  operations  would be  adversely  affected  by claims not  covered by insurance.

     We depend on our management and employees.

     Our success is largely  dependent  on the skills,  experience,  efforts and availability of our management and employees. The loss of the services of one or more members of our senior  management  or of numerous  employees  with critical skills or the  unionization of our workforce could have a negative effect on our business,  financial  conditions,  results of  operations  or growth.  Given the bankruptcy  filings  by Palco and  Scopac,  it may be very  difficult  to retain employees at these  subsidiaries,  especially  in view of their remote  location relative to large population centers.

     Compliance  with and changes in laws and  regulations  and risks from legal proceedings could adversely affect operating results.

     Our operations  can be affected by expected and  unexpected  changes in the legal and business  environments in which we operate.  Changes that could affect the legal environment  include new legislation,  new regulations,  new policies, legal  proceedings and new  interpretations  of existing rules and  regulations.
Changes  that affect the  business  environment  include  changes in  accounting standards,  changes in environmental laws, changes in tax rates or tax laws that could  have a variety  of  financial  and other  effects,  including,  by way of example,  the  ability  to  fully  utilize  our tax loss  carryforwards  and tax credits.  MAXXAM Parent's  investment  portfolio could be adversely  affected by market conditions and other factors.

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

     Charles  E.  Hurwitz,  the  Company's  Chairman  of the  Board,  controls a majority of the  Company's  common stock (the  "Common  Stock") and 79.5% of the
Company's  total  combined  voting power.  As a result,  Mr.  Hurwitz is able to control the election of the  Company's  Board of Directors and controls the vote on virtually all matters which might be submitted to a vote of our stockholders.

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

MAXXAM Inc. Litigation

     This section  describes certain legal proceedings in which MAXXAM Parent is involved. The term "Company," as used in this section,  refers to MAXXAM Parent, except where reference is made to the Company's consolidated financial position, results of operations or liquidity.

     OTS Contingency and Related Matters

     In December  1995,  the United States  Department  of Treasury's  Office of
Thrift Supervision (the "OTS") initiated a formal administrative proceeding (the
"OTS  action")  against  the Company and others  alleging,  among other  things,
misconduct  by  the  Company  and  certain  of  its   affiliated   persons  (the
"Respondents")  and  others  with  respect  to the  failure  of  United  Savings
Association of Texas (the "USAT").  The OTS sought  damages  ranging from $326.6 million  to  $821.3  million  under  various  theories.  Following  110  days of proceedings  before an administrative  law judge during 1997-1999,  and over two years of post-trial  briefing,  on September 12, 2001,  the  administrative  law judge issued a recommended  decision in favor of the  Respondents  on each claim made by the OTS.  On October  17,  2002,  the OTS action  was  settled  for $0.2 million with no admission of wrongdoing on the part of the Respondents.

     As a result of the  dismissal of the OTS action,  a related  civil  action, alleging  damages in excess of $250 million,  was subsequently  dismissed.  This action, entitled Federal Deposit Insurance Corporation,  as manager of the FSLIC
Resolution Fund v. Charles E. Hurwitz (the "FDIC action"),  was originally filed by the Federal Deposit Insurance Corporation (the "FDIC") in August 1995 against
Mr. Charles E. Hurwitz (Chairman and Chief Executive Officer of the Company).

     In May 2000, the Respondents filed a counterclaim to the FDIC action in the
U.S.  District  Court in Houston,  Texas (No.  H95-3956).  In November 2002, the
Respondents  filed an amended  counterclaim  and an amended motion for sanctions
(collectively,  the "Sanctions  Motion").  The Sanctions  Motion states that the
FDIC illegally paid the OTS to bring the OTS action against the  Respondents and that the FDIC illegally sued for an improper  purpose (i.e., in order to acquire timberlands held by a subsidiary of the Company). The Respondents are seeking as a  sanction  to be made  whole for the  attorneys'  fees  they  have paid  (plus interest) in connection with the OTS and FDIC actions.  As of December 31, 2006, such fees were in excess of $40.9  million.  On August 23,  2005,  the  District
Court ruled on the Sanctions  Motion,  ordering the FDIC to pay the  Respondents
$72.3  million.  The FDIC has appealed the District  Court  decision to the U.S.
Fifth  Circuit  Court of  Appeals.  The U.S.  District  Court award has not been accrued as of December 31, 2006. There can be no assurance that the Company will ultimately collect this award.

Forest Products Reorganization Proceedings

     On January 18, 2007, Palco and its five wholly owned subsidiaries, including
Scopac,  filed separate voluntary petitions for reorganization  under Chapter 11 of the Bankruptcy  Code. See Note 1,  "-Reorganization  Proceedings of Palco and
its Subsidiaries" for further information  regarding the bankruptcy  proceedings of Palco and its  subsidiaries,  including  potential  adverse impacts on MAXXAM
Parent and its affiliates. Also see Item 1A. "Risk Factors->Risks Related to the
Bankruptcy Cases" and Item 7. "Management's Discussion and Analysis of Financial
Condition  and  Results of  Operations-Financial  Condition  and  Investing  and
Financing Activities-Forest Products Operations."

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
"EPIC-SYP/Permits  lawsuit")  was filed in Superior  Court in  Humboldt  County,
California (No.  CV-990445).  This action alleged,  among other things,  various violations of the CESA and the CEQA,  and  challenged,  among other things,  the validity and legality of the SYP and the  California  Permits and sought,  among other things, to prevent  implementation of THPs approved in reliance upon these documents.  In March 1999, a similar  action,  entitled  United  Steelworkers of
America,  AFL-CIO,  CLC, and Donald Kegley v. California  Department of Forestry
and Fire Protection,  The Pacific Lumber Company, Scotia Pacific Company LLC and
Salmon Creek  Corporation  (the "USWA  lawsuit"),  was filed in Humboldt  County
Superior Court (No. CV-990452) challenging the validity and legality of the SYP.
The EPIC-SYP/Permits and USWA lawsuits were consolidated for trial.

     Following  the  trial,  the  Court  in  October  2003  entered  a  judgment invalidating  the SYP and the  California  Permits and in September 2004 granted the  plaintiffs'  request for  reimbursement  of an aggregate of $5.8 million in attorneys'  fees and  other  expenses.  The  Palco  Companies  and the  State of
California  appealed both  decisions.  In December  2005,  the  appellate  court reversed the trial  court's  decision  invalidating  the SYP and the  California
Permits.  The  plaintiffs  have appealed the appellate  court's  decision to the
California  Supreme  Court,  which has  accepted  the  appeal  for  review.  The defendants'  appeal of the trial court's award of attorneys fees and expenses is still pending at the appellate  court.  Due to the  Bankruptcy  Cases,  both the
California Supreme Court and the appellate court have entered orders staying the proceedings pending before each court.

     In July  2001,  an action  entitled  Environmental  Protection  Information
Association v. Pacific Lumber,  Scotia Pacific  Company LLC (No.  C01-2821) (the
"Bear Creek  lawsuit")  was filed in the U.S.  District  Court for the  Northern
District of  California,  and later  amended to add the EPA as a defendant.  The lawsuit alleges that harvesting and other forestry  activities  under certain of
Scopac's  THPs will result in  discharges of pollutants in violation of the CWA.
The  plaintiff  asserts that the CWA requires the  defendants to obtain a permit from the North Coast Water Board before  beginning  timber  harvesting  and road construction  activities  and is seeking to enjoin these  activities  until such permit has been  obtained.  The  plaintiff  also seeks civil  penalties of up to
$27,500 per day for the alleged continued violation of the CWA. In October 2003, the Court upheld the validity of an EPA regulation  that exempts  harvesting and other forestry  activities from certain discharge  requirements.  Both state and federal agencies, along with Palco and other timber companies,  have relied upon this  regulation  for more than 25 years.  However,  the Court  interpreted  the regulation in such a way as to narrow the forestry operations that are exempted, thereby  limiting the  regulation's  applicability  and subjecting  culverts and ditches to permit requirements.  This ruling has widespread implications for the timber industry in the United States. The case is not yet final as the trial has not yet been held, and there are many unresolved issues involving interpretation of the Court's  decision and its application to actual  operations.  On June 30,
2006,  the  plaintiff  filed a motion for partial  summary  judgment  seeking to establish the Palco Companies'  liability and the Palco Companies filed a motion for summary judgment asserting that the plaintiff lacks standing to maintain the lawsuit.  A hearing on these motions was held on October 3, 2006,  and the Court took the matter under  submission.  Due to the Bankruptcy  Cases,  the Court has entered an order staying this matter.

     Should the Court's  October 2003  decision  ultimately  become final and be held to apply to all of the timber  operations of Palco and Scopac,  it may have
some  or  all  of  the  following  effects:   imposing   additional   permitting
requirements,  delaying  approvals of THPs,  increasing  harvesting  costs,  and adding water protection  measures beyond those contained in the HCP. The Company believes that civil penalties should not be awarded for operations that occurred prior to the Court's decision due to timber  companies'  historical  reliance on the  regulation  and  Palco's  belief  that the  requirements  under the HCP are adequate to ensure that sediment and pollutants  from  harvesting  activities on the Palco  Timberlands will not reach levels harmful to the  environment.  While the impact of a conclusion to this case that upholds the October 2003 ruling may be adverse,  the Company  does not  believe  that such an outcome  should have a material  adverse  impact on the  Company's  consolidated  financial  condition, results of operations or  liquidity.  Nevertheless,  due to the numerous ways in which the Court's  interpretation  of the regulation  could be applied to actual operations, there can be no assurance that this will be the case.

     On November 20, 2002,  two similar  actions  entitled  Alan Cook, et al. v.
Gary Clark,  et al. (the "Cook action") and Steve Cave, et al. v. Gary Clark, et
al. (the "Cave  action")  were filed in  Humboldt  County  Superior  Court (Nos.
DR020718  and  DR020719,  respectively),  which  also  name  Palco  and  certain affiliates as  defendants.  The Cook action  alleges,  among other things,  that defendants'  logging practices have contributed to an increase in flooding along
Freshwater  Creek  (which runs  through  the Palco  Timberlands),  resulting  in personal injury and damage to the  plaintiffs'  properties.  Plaintiffs  further allege that in order to have THPs approved in the affected areas, the defendants engaged in certain unfair business  practices.  The plaintiffs seek, among other things,  compensatory and exemplary damages,  injunctive relief, and appointment of a receiver to ensure that the watershed is restored. The Cave action contains similar  allegations  and requests  similar relief with respect to the Elk River watershed (a portion of which is contained on the Palco Timberlands). On October
13, 2005, an action  entitled  Edyth  Johnson,  et.al v. Charles E. Hurwitz,  an individual;  MAXXAM  Inc.  et al. (No.  DR040720)  was filed in Humboldt  County
Superior Court (the "Johnson  action") and contains  allegations  similar to the
Cave and Cook  actions.  The Company  does not believe the  resolution  of these actions should result in a material adverse effect on its consolidated financial condition,  results of operations or liquidity. Notices have been filed with the
Court to stay these matters due to the Bankruptcy Cases.

     On February 25,  2003,  the  District  Attorney of Humboldt  County filed a civil suit entitled The People of the State of California v. The Pacific  Lumber
Company,  Scotia  Pacific  Holding  Company and Salmon Creek  Corporation in the
Humboldt  County Superior Court (No.  DR030070) (the "Humboldt DA action").  The suit was filed under  California's  unfair  competition law and alleges that the
Palco  Companies  used certain  unfair  business  practices in  connection  with completion of the Headwaters Agreement, and that this resulted in the harvest of significantly more trees than would have otherwise been the case. The suit seeks a variety of remedies  including a civil  penalty of $2,500 for each  additional tree that has been or will be harvested due to this alleged increase in harvest, as well as  restitution  and an injunction in respect of the  additional  timber harvesting allegedly being conducted. On June 14, 2005, the Court dismissed this matter in its entirety.  On September 19, 2005, the District  Attorney  appealed this  decision,  however,  the Company  believes that the  dismissal  ruling has substantially  diminished  the exposure of the Palco  Companies  with respect to this matter. Due to the Bankruptcy Cases, the Court has entered an order staying this matter.

     In December  2005,  Palco and Scopac filed a claim (the  "Claim")  with the
California Victim  Compensation and Government Claims Board (the "Claims Board")
against  the North  Coast  Water  Board,  the State Water Board and the State of
California  (Claim No.  G558159).  The Claim  alleges that the  defendants  have substantially  impaired  the  contractual  and legal  rights of Palco and Scopac under the  Headwaters  Agreement  and the related  permits,  authorizations  and approvals. The Claim also alleges that the actions of the defendants have caused the companies  substantial  damages,  but does not specify an amount.  While the
Claims Board has indicated  that it is  investigating  the matter,  it failed to approve or deny the claim by the statutory  deadline.  As a result, the Claim is by operation  of law treated as having been denied,  and Palco could then file a suit for damages in  California  state  court.  This suit was filed by Palco and
Scopac on December 20, 2006 in Superior  Court in Fresno,  California  (No. CECG
0422).

     While  the  above-described  legal  proceedings  are in  general  stayed as against the Debtors  while the  companies are in  bankruptcy,  such  proceedings could be  dismissed  as  against  the  Debtors  as the stay is  modified  by the
Bankruptcy  Court,  if  the  Bankruptcy  Cases  are  dismissed,  or  in  certain circumstances,  upon the emergence of the companies  from  bankruptcy.  Also see
Item 1A.  "Risk  Factors-Risk  Factors  Related  to Forest  Products  Regulatory
Matters."

Other Matters
     On September 2, 2004,  MGI was advised  that the New Jersey  Department  of
Environmental  Protection  (the  "NJDEP")  alleged  that  one  of  MGI's  former subsidiaries  is a successor to a company that  manufactured  munitions  for the
U.S. Navy during World War II. The owner of the  underlying  property,  which is located in  Cranbury,  New  Jersey,  sought  MGI's  participation  in efforts to address  contamination  of the site resulting from such  operations.  In January
2005, MGI and the owner of the property entered into an  Administrative  Consent
Order with the NJDEP providing for, among other things, cleanup of the facility.
In April 2005, MGI filed a Complaint  against the United States of America,  the
U.S. Navy, and the U.S. Army for cost recovery and contribution;  the defendants subsequently  denied all of the claims. In early 2006, the property was sold and
MGI entered into an amendment to the  Administrative  Consent Order substituting the new owner for the original property owner. MGI has also reached an agreement with several potentially  responsible parties regarding cleanup at the site, the terms of which the Company believes will not result in a material adverse effect on the  Company's  consolidated  financial  position,  results of  operations or liquidity  and  under  which  MGI  retained  its  cause of  action  against  the government parties noted above.

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
                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
     ISSUER PURCHASES OF EQUITY SECURITIES

     Common Stock and Related Stockholder Matters

     The Company's  Common Stock is traded on the American Stock  Exchange.  The stock symbol is "MXM." The following table sets forth,  for the calendar periods indicated, the high and low sales prices per share of the Company's Common Stock as reported on the American Stock Exchange Consolidated Composite Tape.

                                     2006                      2005
                            -------------------------------------------------
                               High         Low          High        Low
                            ----------- ------------  ----------- -----------
First quarter               $ 35.60    $  31.77      $  33.80     $ 28.50
Second quarter                33.00       26.75         28.89       21.21
Third quarter                 28.50       27.00         35.25       23.00
Fourth quarter                29.27       25.20         36.24       30.11

     As of March 26,  2007,  there were  2,517  recordholders  of the  Company's
Common  Stock.  The Company has not declared  any cash  dividends on its capital stock and has no present intention to do so.

Issuer Purchases of Equity Securities

     The Company may from time to time purchase  additional shares of its Common
Stock on national exchanges or in privately negotiated transactions.

Equity Compensation Plan Information

     The  following  table sets forth  information,  as of  December  31,  2006, concerning  securities  that have been, or are available to be, issued under the various equity compensation plans of the Company.

                                                         (a)                  (b)                   (c)
                                                                                            Number of Securities
                                                                                            Remaining Available
                                                Number of Securities                        for Future Issuance
                                                to be Issued upon      Weighted-Average        under Equity
                                                   Exercise of        Exercise Price of     Compensation Plans
                                                Outstanding Options, Outstanding Options,   Excluding Securities
                 Plan Category                 Warrants and Rights    Warrants and Rights   Reflected in Column((a))
---------------------------------------------------------------------- ---------------------------------------------
Equity compensation plans approved by security
holders (1):
      Common Stock                                    1,081,853               $25.51             161,587(2)
      Preferred Stock                                     -                      -                70,000(2)

Equity compensation plans not approved by
security holders                                          -                      -                     -

                                                ----------------------                       -----------------------
                      Total                           1,081,853               $25.51             231,587(2)

 -------------------------------

(1)  Does not include  securities  issuable pursuant to the Company's  Executive
     Bonus  Plan  ("Executive  Plan") as there are no  securities  set aside for issuance thereunder. However, it is possible that securities of the Company could in the future be issued pursuant to the Executive Plan.
(2)  Includes (a) 148,687  shares of Common  Stock and 70,000  shares of Class A
     $0.05 Non-Cumulative  Participating Convertible Preferred Stock (the "Class
     A Preferred Stock") available for issuance under the Company's 2002 Omnibus
     Employee Incentive Plan (the "2002 Omnibus Plan"), and (b) 12,900 shares of
     Common  Stock  available  for  issuance  under the  Company's  Non-Employee
     Director  Stock Plan (the "Director  Plan").  Awards under the 2002 Omnibus
     Plan may be made in the form of incentive or  non-qualified  stock options, stock appreciation rights,  performance units or shares, and restricted and unrestricted stock.

Performance Graph

     The following  performance  graph compares the cumulative total stockholder return on the  Company's  Common  Stock for the last five fiscal  years with the cumulative total returns for the same period of (a) the S&P 500 Stock Index, and  (b) a peer  group  consisting  of  companies  included  by  S&P  in its published indices for the Forest Products  Industry.  The graph assumes that the value of the investment in the Company's Common Stock and each index was $100 at
December 31,  2001,  and that all  dividends  were  reinvested.  The data points indicate the value of each such  investment  as of the last trading day for each year  indicated  (calculated  as  indicated  above).

[GRAPHIC OMITTED]

----------------------------------------------------------------------------------------------------
                                          INDEXED RETURNS
----------------------------------------------------------------------------------------------------

                                          Years Ending
----------------------------------------------------------------------------------------------------
Company / Index               2001       2002       2003        2004         2005        2006
----------------------------------------------------------------------------------------------------
MAXXAM INC                    100       53.14      108.29      187.43       200.29      166.11
S&P 500 INDEX                 100       77.90      100.25      111.15       116.61      135.03
S&P 500 FOREST PRODUCTS       100       93.84      131.85      148.96       152.02      160.27

      In addition to its forest products operations, the Company is involved in the real estate and racing industries. However, the real estate and racing units of the Company have generally accounted for less than 30% and 15%, respectively, of the Company's consolidated revenues over the past several years. Accordingly, a line-of-business index for each such industry has not been utilized.

ITEM 6. SELECTED FINANCIAL DATA

     The following summary of consolidated financial information for each of the five years ended  December 31, 2006 is not reported  upon herein by  independent public  accountants  and  should be read in  conjunction  with the  Consolidated
Financial Statements and the Notes thereto which are contained in Item 8 herein.

                                                                           Years Ended December 31,
                                                            -------------------------------------------------------
                                                                 2006       2005       2004        2003     2002(1)
                                                            -------------------------------------------------------
                                                              (In millions of dollars, except per share amounts)
                                                             ------------------------------------------------------
Consolidated statement of operations:
  Net sales                                                  $    291.5  $  406.4    $  347.5    $  336.6  $    366.7
  Income (loss) before income taxes, minority interests
     and cumulative effect of accounting change(2)                370.9      (4.1)      (46.9)      (10.6)      (96.0)
  Income (loss) from continuing operations                        375.1      (4.0)      (46.6)      (11.6)      (81.4)
  Cumulative effect of accounting change                           (0.7)        -           -          -         (2.6)
  Net income (loss)                                               374.4      (4.0)      (46.6)      (11.6)      (84.0)

Consolidated balance sheet at end of period:
  Total assets                                                  1,009.9   1,048.3     1,015.2     1,060.8     1,107.3
  Long-term debt, less current maturities                         885.4     889.6       912.0       953.5       982.3
  Stockholders' deficit                                          (211.8)   (661.3)     (657.1)     (601.9)     (582.5)

Per share information:
  Basic net income (loss) per share before cumulative
     effect of accounting change                             $    67.77  $   (0.66)  $  (7.79)   $  (1.79) $   (12.87)

  Basic net income (loss) after cumulative effect of
     accounting change                                            67.64      (0.66)     (7.79)      (1.79)     (12.87)

  Diluted net income (loss) before cumulative effect
     of accounting change                                         59.82      (0.66)     (7.79)      (1.79)     (12.87)

  Diluted net income (loss) after cumulative effect
     of accounting change                                         59.71      (0.66)     (7.79)      (1.79)     (12.87)

(1)  Results for the Company's  aluminum  operations  have been included for the period from January 1, 2002,  through  February 11, 2002. Such results have been  excluded  for  the  subsequent  periods.  See  Notes  1 and  10 for a discussion  of  the  Chapter  11  filings  by  Kaiser  and  certain  of its subsidiaries (which commenced February 12, 2002).
(2)  Income  (loss)  before  income  taxes and minority  interests  includes the following  items:

     o    2006 includes a $430.9  million  reversal of net  investment in Kaiser
          (see  Notes 1 and 10), a $11.6  million  gain from the sale of certain properties  as part of the Scopac Land Sale Program and a $1.5 million charge for employee severance and benefit costs at Palco and Scopac.
     o    2005 includes a $0.7 million charge for employee severance and benefit costs at Palco (see Note 3), a $1.9 million charge in connection  with an  environmental  matter  associated with a former  subsidiary of the
          Company   (see  Note  3),  a  $3.1  million  gain  from  an  insurance settlement,  a $4.6 million asset impairment charge at Palco (see Note
          5), and a $4.3 million benefit to correct the cumulative  effect of an overstatement of intercompany interest from 1995 to 2000.
     o    2004 includes a $1.4 million charge for employee severance and benefit costs at Palco (see Note 3), and a $1.9 million  charge in  connection with an environmental  matter  associated with a former  subsidiary of the Company (see Note 3).
     o    2003 includes a gain on the sale of timberlands of $16.8 million, $8.0 million of insurance  recoveries  related to the OTS and FDIC actions, and a $1.4 million charge to write-down  the Company's  casino-related assets to estimated fair value.
     o    2002 includes other items of $0.5 million  attributable  to Kaiser for the period from January 1, 2002, through February 11, 2002.

     MAXXAM Inc. did not declare or pay any cash dividends  during the five-year period ended December 31, 2006.

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

     The  Company  operates in three  industries:  forest  products  and related operations  and  activities,  through  MGI and its  wholly  owned  subsidiaries,
principally  Palco,   Scopac,  Britt  and  SDLLC;  real  estate  investment  and development,  through  various  subsidiaries  and  joint  ventures;  and  racing operations  through  SHRP,  Ltd.  MGHI  owns  100% of MGI and is a wholly  owned subsidiary  of the  Company.  Any  reference  herein to a company  includes  the subsidiaries  of that company unless  otherwise  noted or the context  indicates otherwise.

     In addition to the above, the Company  previously  owned 50,000,000  common shares (the "Kaiser Shares") of Kaiser,  which represented  approximately 63% of
Kaiser's common stock. In July 2006, the Kaiser Shares were cancelled as part of
Kaiser's Chapter 11 plan of  reorganization.  As a result, the Company no longer has any ownership interest in or affiliation with Kaiser.

     On  January  18,  2007,  Palco,  Scopac,  Britt,  SDLLC and  Palco's  other subsidiaries filed for  reorganization  under Chapter 11 of the Bankruptcy Code.
See Note 1,  "-Reorganization  Proceedings  of Palco and its  Subsidiaries"  and
"-Financial  Condition and Investing  and Financing  Activities-Forest  Products
Operations" for further discussion.

     Consolidated Operations

     Selected Operational Data

     The following table presents selected  financial  information for the years
ended  December  31,  2006,  2005  and  2004  for  the  Company's   consolidated
operations.

                                                                                        Years Ended December 31,
                                                                                    --------------------------------
                                                                                       2006      2005       2004
                                                                                    --------------------------------
                                                                                        (In millions of dollars)
Net sales                                                                           $ 291.5   $  406.4    $  347.5
Costs and expenses                                                                   (285.0)    (351.2)     (333.3)
Reversal of net investment in Kaiser                                                  430.9          -           -
Gains on sales of timberlands and other assets                                         11.6        0.3         0.1
                                                                                    --------- ----------- ----------
Operating income                                                                      449.0       55.5        14.3
Other income                                                                            9.6       18.6        12.8
Interest expense                                                                      (87.7)     (78.2)      (74.0)
                                                                                    --------- ----------- ----------
Income (loss) before income taxes and cumulative effect of accounting change          370.9       (4.1)      (46.9)
Benefit (provision) for income taxes                                                    4.2        0.1         0.3
                                                                                    --------- ----------- ----------
Income (loss) before cumulative effect of accounting change                         $ 375.1   $   (4.0)   $  (46.6)
Cumulative effect of accounting change, net of tax                                     (0.7)         -           -
                                                                                    --------- ----------- ----------
Net income (loss)                                                                   $ 374.4   $   (4.0)   $  (46.6)
                                                                                    ========= =========== ==========
Revenues by segment as a percentage of total:
  Forest products                                                                      48.0%      44.7%       58.2%
  Real estate                                                                          36.0%      43.9%       27.3%
  Racing                                                                               16.0%      11.4%       14.5%
                                                                                    --------- ----------- ----------
                                                                                      100.0%     100.0%      100.0%
                                                                                    ========= =========== ==========

     Overview of Consolidated Results of Operations

     Reversal of Net Investment in Kaiser
     In  February  2002,  Kaiser  and  certain  of its  subsidiaries  filed  for reorganization  under  Chapter  11 of the  Bankruptcy  Code.  Kaiser's  plan  of reorganization  provided  for the  cancellation  of Kaiser's  equity,  including common shares held by the Company, without consideration or obligation. Kaiser's plan of reorganization became effective on July 6, 2006, and Kaiser emerged from bankruptcy.  As a result, the Company no longer has any ownership interest in or affiliation  with  Kaiser.  Since the  Company's  Kaiser  Shares were  cancelled without obligation,  the Company reversed the $516.2 million of losses in excess of its  investment  in Kaiser  along with the  accumulated  other  comprehensive losses of $85.3  million  related to Kaiser,  resulting  in a net gain of $430.9 million,  recognized  in  the  third  quarter  of  2006.  As  a  result  of  the cancellation of the Company's Kaiser Shares in 2006, the Company expects it will take a worthless  stock  deduction on its 2006  consolidated  federal income tax return.  However,  it is uncertain  whether the deduction meets certain criteria required  for asset  recognition  purposes.  Accordingly,  the  Company  has not recorded  the  resulting  tax  asset  of  approximately  $135.8  million  in its consolidated balance sheet as of December 31, 2006.

     See  Notes  1 and 10 for  further  discussion  of  Kaiser's  reorganization proceedings and other information regarding the Company's investment in Kaiser.

     Net Sales
     Net sales for 2006 totaled  $291.5  million,  compared to $406.4 million in
2005.  The decline in net sales was the result of lower lot and acreage sales at the real estate segment and reduced  throughput at the forest products  segment, resulting  primarily  from reduced  harvest  levels as the result of  regulatory restrictions  and  limitations.  Sales at the Company's real estate segment were
$104.9 million in 2006, as compared to $178.3 million in 2005. This  substantial decrease  in sales was due  primarily  to  reduced  acreage  sales at Palmas and
Mirada and a reduction in the number of lots sold at Fountain  Hills,  partially offset by increased lot sales at Mirada and higher deferred profit recognized at
Palmas.  In addition to the decline in sales for the real estate segment,  there was a $41.8  million  decline  in net sales for the  Company's  forest  products segment.  This decline was due to a decrease in product volume  attributable  to reduced harvesting caused by regulatory restrictions and limitations, as well as an unfavorable  shift in lumber sold from redwood to lower-priced,  common grade
Douglas-fir lumber.

     Net sales for 2005 totaled  $406.4  million,  compared to $347.5 million in
2004.  Sales for the Company's real estate segment  increased from $94.8 million in 2004 to $178.3 million in 2005. This  substantial  increase was due primarily to large  acreage  sales at Palmas and  Mirada,  favorable  pricing and a higher
volume  of  lot  sales  at  Fountain   Hills  and  Mirada,   and  higher  profit
participation  payments at Palmas.  The increase  was offset by a $20.3  million decline  in net sales  for the  Company's  forest  products  segment  and a $4.3 million  decline  net sales for the  racing  segment.  Net sales for the  forest products  segment  declined due to a decrease in product volume  attributable to reduced harvesting caused by regulatory delays, restrictions and limitations, as well as an unfavorable shift in lumber sold from redwood to lower-priced, common grade Douglas-fir lumber. Net sales for the racing segment declined due to fewer live race days being held in 2005.

     Operating Income (Loss)
     Operating  income was $449.0  million in 2006, as compared to $55.5 million in 2005. This  substantial  change  resulted  primarily from the reversal of the
Company's net investment in Kaiser (discussed  above),  reduced sales volumes at the  Company's  real  estate  segment  and  increased  operating  losses  at the
Company's forest products segment.  Operating income for the real estate segment declined $51.6 million, primarily as a result of a decline in real estate sales, as discussed above.  The Company's  forest products  segment incurred  operating losses of $9.1 million in 2006,  net of gains on sales of  timberlands  of $11.6 million. The forest products operating losses were the result of reduced harvest levels and operational inefficiencies at Palco's Scotia sawmill.

     Operating  income  increased  $41.2  million from $14.3  million in 2004 to
$55.5 million in 2005,  primarily due to the  performance  of the Company's real estate segment,  which realized  operating  income of $89.0 million in 2005. The
Company's forest products segment incurred  operating losses of $13.4 million in
2005 as compared to  operating  income of $5.4  million in 2004,  primarily as a result of a decline in lumber  shipments,  compounded by an unfavorable shift in lumber  sold from  redwood  lumber to  lower-priced,  common  grade  Douglas-fir lumber,  exacerbated by higher  harvesting,  hauling,  and production  costs and substantial  legal and  professional  fees,  including fees relating to Scopac's efforts in 2005 to pursue a negotiated restructuring of the Scopac Timber Notes.

     Loss Before Income Taxes
     The Company's consolidated income before income taxes was $370.9 million in
2006 as compared to $4.1 million loss in 2005. This  significant  improvement is primarily the result of the net gain of $430.9  million from the reversal of the
Company's net investment in Kaiser (discussed  above),  offset by the decline in real estate operations (discussed above).

     The Company's  consolidated  loss before income taxes,  was $4.1 million in
2005, as compared to $46.9 million in 2004.  This  significant  improvement  was primarily the result of strong sales,  higher  operating income by the Company's real  estate  segment  and an  increase  in  investment  earnings,  offset  by a reduction in equity earnings from the Company's investment in FireRock,  LLC due to the sell-out of lots at the development in 2004.

     Forest Products Operations

     Industry Overview and Selected Financial and Operating Data

     This  section  contains   statements   which  constitute   "forward-looking
statements"  within  the  meaning  of the  PSLRA.  See  this  section,  Item  1.
"Business-General"  and Item 1A. "Risk Factors" for cautionary  information with respect to such forward-looking statements.

     The Company's  forest  products  business  segment has become  increasingly unpredictable due to regulatory  constraints and ongoing  litigation  challenges and harvest levels have declined significantly.

     On  January  18,  2007,  the  Debtors  (Palco  and its  five  wholly  owned subsidiaries,  including Scopac) filed the Bankruptcy Cases,  separate voluntary petitions for  reorganization  under Chapter 11 of the  Bankruptcy  Code, in the
Bankruptcy Court (the United States  Bankruptcy Court for the Southern  District
of Texas). The six companies that filed for voluntary protection were Scopac and the Palco  Debtors - Palco,  Britt,  SDLLC,  Salmon  Creek and  Scotia  Inn Inc.
("Scotia  Inn").  The term  "Filing  Date"  shall mean  January  18,  2007.  The
Bankruptcy Cases are being jointly administered (Case No.  07-20027-C-11),  with
the   Debtors    managing   their   business   in   the   ordinary   course   as
debtors-in-possession  subject to the control and  supervision of the Bankruptcy
Court.

     The filing of the Bankruptcy Cases was precipitated by liquidity shortfalls at Palco and Scopac and their resultant  inability to make January 2007 interest
payments  on  their  respective  debt   obligations,   arising  from  regulatory
restrictions  and limitations on timber  harvest,  increased  timber  harvesting costs and  cyclical  lumber  prices.  Both  Scopac and Palco  undertook  various efforts in 2006 to generate  additional  liquidity to satisfy  their  respective debt  service  obligations;  however,  the cash  generated  from their  efforts, together  with their cash flows from  operations,  was not  sufficient  to cover their respective  interest  payment  shortfalls in January 2007. See "-Financial
Condition and Investing and Financial  Activities-Forest Product Operations" for
further discussion.

     During 2001,  comprehensive external and internal reviews were conducted of
Palco's  business  operations.  These  reviews  were  conducted  in an effort to
identify   ways  in  which  Palco  could   operate  on  a  more   efficient  and
cost-effective  basis.  Since 2001,  Palco has  implemented a number of changes, including:  closing  four  of its  five  sawmills;  eliminating  certain  of its operations,  including  its  company-staffed  logging  operations  (now  relying exclusively  on  contract  loggers),  its  soil  amendment  and  concrete  block activities,  and its Scotia  finishing and  remanufacturing  plant; and adopting various cost saving  measures.  Palco has  continued to examine ways in which to achieve cost savings. In April 2004, Palco commenced a mill improvement project, including  a new  sawmill  located in Scotia,  California.  The new  sawmill was constructed  in two phases.  The first phase of the project,  the  processing of smaller  diameter  second  growth logs (up to 24" in  diameter)  is a high-speed processing  line that includes  advanced  scanning and  optimization  technology intended to maximize lumber recovery.  The second phase, the relocation of large log equipment from the Carlotta mill,  came on line in October 2005.  This phase allows for processing of larger logs up to 60" in diameter. Palco also completed a new $5.0 million  planer  project in Scotia in January 2004. The new planer is capable of processing rough sawn boards into finished lumber more rapidly. These improvements  have not been  sufficient  to  overcome  the  adverse  effects  of regulatory harvest limits.

     The following table presents selected operational and financial information for the years ended  December 31, 2006,  2005 and 2004 for the Company's  forest products operations.

                                                                                       Years Ended December 31,
                                                                                  ----------------------------------
                                                                                     2006       2005        2004
                                                                                  ---------- ----------- -----------
                                                                                       (In millions of dollars,
                                                                                     except shipments and prices)

Timber harvest(1)                                                                     99.6       145.5       144.1
                                                                                  ========== =========== ===========
Shipments:
  Lumber:(2)
    Redwood upper grades                                                               3.4         6.4        17.4
    Redwood common grades                                                            136.5       178.8       209.2
    Douglas-fir upper grades                                                             -         0.6         2.5
    Douglas-fir common grades                                                         66.7        92.6        61.6
    Other                                                                                -         3.6         6.2
                                                                                  ---------- ----------- -----------
  Total lumber                                                                       206.6       282.0       296.9
                                                                                  ========== =========== ===========
  Cogeneration power (3)                                                             111.3       164.0       162.0
                                                                                  ========== =========== ===========
Average sales price:
  Lumber: (4)
    Redwood upper grades                                                          $  1,671   $   1,243   $   1,352
    Redwood common grades                                                              678         620         613
    Douglas-fir upper grades                                                           549         914         980
    Douglas-fir common grades                                                          351         373         408
  Cogeneration power (5)                                                                73          65          65
Net sales:
  Lumber, net of discount                                                         $  121.6   $   155.9    $  179.2
  Logs                                                                                 3.5         8.2         6.1
  Cogeneration power                                                                   8.5        10.9        10.8
  Wood chips                                                                           2.7         3.5         3.1
  Other                                                                                3.7         3.3         2.9
                                                                                  ---------- ----------- -----------
     Total net sales                                                              $  140.0   $   181.8    $  202.1
                                                                                  ========== =========== ===========
Operating income (loss)(6)(7)                                                     $   (9.1)  $   (13.4)   $    5.4
                                                                                  ========== =========== ===========
Loss before income taxes                                                          $  (78.0)  $   (69.9)   $  (49.3)
                                                                                  ========== =========== ===========

(1)  Timber harvest is expressed in millions of board feet, net Scribner scale.
(2)  Lumber shipments are expressed in millions of board feet.
(3)  Power deliveries are expressed in thousands of megawatt hours.
(4)  Dollars per thousand board feet.
(5)  Dollars per megawatt hour.
(6)  Operating losses for 2006 and 2005 include a $0.7 million and $4.6 million, respectively,  of impairment charges related to the write-down to estimated salvage value of certain long-lived assets.
(7)  Operating  losses  for  2006  includes  a $11.6  million  gain on  sales of timberlands.

     Net Sales
     Net sales for the forest products  segment in 2006 were $41.8 million below the prior  year's net sales.  The decline was due  primarily  to a reduction  in total lumber  shipments,  compounded by an unfavorable shift in lumber sold from redwood lumber to lower-priced,  common grade Douglas-fir lumber. Sales of logs, power and other  products,  which  accounted  for 13.1% of the  segment's  sales product mix in 2006, decreased $7.5 million compared to the prior year.

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

      Operating Income (Loss)
     The forest products  segment  incurred  operating losses of $9.1 million in
2006,  net of gains on sales of  timberlands  of $11.6  million,  as compared to operating losses of $13.4 million in 2005. The forest products  operating losses were the result of reduced  harvest  levels and  operational  inefficiencies  at
Palco's Scotia sawmill.

     The forest products segment  incurred  operating losses of $13.4 million in
2005 and  operating  income of $5.4 million in 2004.  The decline was  primarily attributable to four factors:  the decline in net sales discussed above,  higher harvesting,  hauling,  and production costs,  substantial legal and professional fees relating to Scopac's  efforts to pursue a negotiated  restructuring  of the
Scopac Timber Notes, and asset impairment charges of $4.6 million due to changes in the expected use of certain  facilities and revised estimates of undiscounted cash flows of those facilities.

     Loss Before Income Taxes
     The loss before income taxes of $78.0 million, as compared to $69.9 million of  losses  in  2005,  reflects  the  effects  of the  factors  discussed  above compounded by additional interest expense related to higher debt levels.

     The loss before income taxes of $69.9 million, as compared to $49.3 million of  losses  in  2004,  reflects  the  effects  of the  factors  discussed  above compounded by additional interest expense related to higher debt levels.

     Real Estate Operations

     Industry Overview and Selected Operational Data
     The Company,  through its wholly  owned  subsidiaries  and joint  ventures, invests in and develops  residential  and  commercial  real estate  primarily in
Puerto Rico,  Arizona,  California,  and Texas.  Results of  operations  between periods for the Company's  real estate  operations  are generally not comparable due to the timing of individual real estate  transactions and cash  collections.
The following table presents  selected  financial and operating  information for the  years  ended  December  31,  2006,  2005 and  2004,  respectively,  for the
Company's real estate operations.

                                                                                    Years Ended December 31,
                                                                            ----------------------------------------
                                                                                2006          2005         2004
                                                                            ------------- ------------ -------------
                                                                                    (In millions of dollars)
Net sales:
  Real estate:
    Fountain Hills                                                           $   15.6     $    42.9    $    12.7
    Mirada                                                                       26.6          56.9         16.1
    Palmas                                                                       27.6          42.3         30.9
    Other                                                                           -           0.1            -
                                                                            ------------- ------------ -------------
      Total                                                                      69.8         142.2         59.7
                                                                            ------------- ------------ -------------
  Resort, commercial and other:
    Fountain Hills                                                                3.7           5.4          6.7
    Mirada                                                                        0.3           0.1          0.1
    Palmas                                                                       12.5          12.1         10.9
    Commercial lease properties                                                  18.4          18.3         17.2
    Other                                                                         0.2           0.2          0.2
                                                                            ------------- ------------ -------------
      Total                                                                      35.1          36.1         35.1
                                                                            ------------- ------------ -------------
  Total net sales                                                           $   104.9     $   178.3    $    94.8
                                                                            ============= ============ =============

Operating income (loss):
  Fountain Hills                                                            $     6.6     $    23.3   $      4.1
  Mirada                                                                         14.6          35.9          6.0
  Palmas                                                                          8.2          22.6         13.3
  Commercial lease properties                                                     9.4           8.3          7.2
  Other                                                                          (1.4)         (1.1)        (0.9)
                                                                            ------------- ------------ -------------
    Total operating income                                                  $    37.4     $    89.0    $    29.7
                                                                            ============= ============ =============

Investment, interest and other income (expense), net:
  Equity in earnings (losses) from real estate joint ventures               $   (0.4)     $    (1.0)   $     2.8
  Other                                                                          5.5            3.4          5.3
                                                                            ------------- ------------ -------------
                                                                            $    5.1      $     2.4    $     8.1
                                                                            ============= ============ =============
Income before taxes                                                         $   25.2      $    74.0    $    19.5
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

     Net sales for the real estate segment  decreased $73.4 million in 2006 from the year-ago  period.  The  substantial  decrease  was due  primarily to reduced acreage sales at Palmas and Mirada and a reduction in the number of lots sold at
Fountain Hills,  partially  offset by increased lot sales at Mirada and deferred profit recognized at Palmas.

     Net sales for the real estate segment  increased $83.5 million in 2005 from the prior year  period.  The  substantial  increase  was due  primarily to large acreage sales at Palmas and Mirada, favorable pricing and a higher volume of lot sales at Fountain Hills and Mirada, and higher profit participation  payments at
Palmas.

     Operating Income (Loss)
     Operating  income  decreased  $51.6  million from $89.0  million in 2005 to
$37.4  million in 2006 due to the decline in sales  discussed  above.  Operating income  increased  $59.3  million from $29.7 million in 2004 to $89.0 million in
2005 due to increased sales, as discussed above.

     Income Before Income Taxes
     The  segment's  income  before  income taxes  decreased to $25.2 million in
2006, from $74.0 million in 2005, due to the decline in sales  discussed  above, offset by higher  interest  income and joint venture  earnings  from RMCAL.  The segment's  income before income taxes  increased to $74.0 million in 2005,  from
$19.5  million in 2004,  due to the higher  operating  results  discussed  above offset by a  reduction  in equity  earnings  from the  Company's  investment  in
FireRock, LLC due to the sell-out of lots in 2004.

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

     The following table presents selected operational and financial information for the years ended  December 31,  2006,  2005 and 2004,  respectively,  for the
Company's racing operations.

                                                                Years Ended December 31,
                                                        ----------------------------------------
                                                            2006          2005         2004
                                                        ------------- ------------ -------------
                                                                (In millions of dollars)
Number of live racing days:(1)
  Sam Houston Race Park                                        110           120          167
  Valley Race Park                                              94            89          110

Handle:
  Sam Houston Race Park:
    On-track handle                                     $    132.0    $    126.6   $    137.0
    Off-track handle                                         132.7         140.9        173.7
                                                        ------------- ------------ -------------
      Total                                             $    264.7    $    267.5   $    310.7
                                                        ============= ============ =============

  Valley Race Park:
    On-track handle                                     $     18.2    $     19.0   $     19.4
    Off-track handle                                           3.4           2.5          3.6
                                                        ------------- ------------ -------------
      Total                                             $     21.6    $     21.5   $     23.0
                                                        ============= ============ =============

Net sales:
  Sam Houston Race Park:
    Gross pari-mutuel commissions                       $     32.8    $     32.1   $     34.9
    Other revenues                                             8.5           8.8         10.0
                                                        ------------- ------------ -------------
      Total                                                   41.3          40.9         44.9
                                                        ------------- ------------ -------------
  Valley Race Park:
    Gross pari-mutuel commissions                              4.3           4.4          4.6
    Other revenues                                             1.0           1.0          1.1
                                                        ------------- ------------ -------------
      Total                                                    5.3           5.4          5.7
                                                        ------------- ------------ -------------
Total net sales                                         $     46.6    $     46.3   $     50.6
                                                        ============= ============ =============

Operating loss:
  Sam Houston Race Park                                 $     (3.7)   $     (3.5)  $     (2.1)
  Valley Race Park                                            (0.9)         (0.6)        (1.0)
                                                        ------------- ------------ -------------
    Total operating loss                                $     (4.6)   $     (4.1)  $     (3.1)
                                                        ============= ============ =============
Loss before income taxes                                $     (4.4)   $     (4.1)   $    (3.1)
                                                        ============= ============ =============
-------------

(1)  In 2004,  Sam Houston Race Park was granted an additional 40 live race days over what it typically  receives due to circumstances that are not expected to recur.

     Net Sales
     Total net sales for the racing  segment  increased $0.3 million in 2006, as compared to the prior year,  primarily due to an increase in simulcast wagering, partially  offset by a decline in simulcast  wagering at Valley Race Park. Total net sales for the racing  segment  declined $4.3 million in 2005, as compared to the prior  year,  primarily  due to a decrease in the number of live racing days from 2004.

      Operating Loss and Income Before Income Taxes
      Racing operations' operating loss and loss before income taxes for 2006 increased from 2005, principally due to increased operating costs at Sam Houston
Race Park and Valley Race Park. Racing operations' operating loss and loss before income taxes for 2005 increased from 2004, principally due to lower net sales, partially offset by lower operating costs associated with the reduced number of live racing days at Sam Houston Race Park.

     Other Items Not Directly Related to Industry Segments
                                                                                     Years Ended December 31,

                                                                                  ----------------------------------
                                                                                     2006       2005        2004
                                                                                  ----------- ---------- -----------
                                                                                      (In millions of dollars)
Operating income (loss), including reversal of net investment in Kaiser           $   425.3   $  (16.0)  $   (17.7)
Income (loss) before income taxes                                                     428.1       (4.1)      (14.0)

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

     The Corporate segment's selling,  general and administrative  expenses were significantly  lower in 2006,  as  compared to 2005 and 2004,  primarily  due to changes in stock-based  compensation  expense.  For the years ended December 31,
2006, 2005 and 2004,  stock-based  compensation expense was $(2.0) million, $3.7 million and $6.1  million,  respectively.  Also  included in Corporate  selling, general and  administrative  expenses for 2005 and 2004 is a $1.9 million charge in connection with an environmental  matter  associated with a former subsidiary of the Company. See Note 11 for further information.

     Income (Loss) Before Income Taxes
     Income (loss) before income taxes includes  operating  losses,  investment, interest  and  other  income  (expense)  and  interest  expense,  which  are not attributable to the Company's segments.  Results for 2006 include  approximately
$2.5 million of investment,  interest and other income,  a $5.5 million decrease from 2005,  as well as a net gain of $430.9  million  from the  reversal  of net investment in Kaiser (see Notes 1 and 10).

     Provision for Income Taxes

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
2006.

     The Company  generated a loss before  income taxes of $4.1 million for 2005 and $60.0  million for 2006  (excluding  the reversal of the net  investment  in
Kaiser);  however, the Company has recorded a full valuation allowance to offset the tax benefit  associated with the tax losses for these periods.  Each period, the Company  evaluates the appropriate  factors in determining the realizability of the deferred tax assets  attributable to losses and credits  generated in the current  period and those being  carried  forward.  These  factors are discussed further in Note 8. Based on this evaluation, the Company provided full valuation allowances  with respect to the deferred tax assets  attributable  to losses and credits generated during 2005 and 2006.

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
Accordingly, creditors of subsidiaries of the Company have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the Company.  Certain of the Company's  subsidiaries,  principally  Palco and
Scopac,  are  restricted by their various debt  instruments  as to the amount of funds that can be paid in the form of dividends or loaned to affiliates.  Scopac is highly leveraged and has significant debt service requirements. Palco is also highly leveraged and has significant debt service obligations.

     On January 18, 2007, Palco, Scopac and Palco's other subsidiaries filed for reorganization under Chapter 11 of the Bankruptcy Code. The Bankruptcy Cases are
being jointly  administered,  with the Debtors  managing  their  business in the ordinary course as debtors-in-possession  subject to the control and supervision of the Bankruptcy  Court. The filing of the Bankruptcy Cases was precipitated by liquidity  shortfalls at Palco and Scopac and their resultant  inability to make
January 2007 interest  payments on their  respective debt  obligations,  arising from regulatory restrictions and limitations on timber harvest, increased timber harvesting  costs and cyclical  lumber prices.  Both Scopac and Palco  undertook various  efforts in 2006 to  generate  additional  liquidity  to  satisfy  their respective  debt service  obligations;  however,  the cash  generated from their efforts,  together with their cash flows from operations,  was not sufficient to cover  their  respective  interest  payment  shortfalls  in  January  2007.  See
"-Financial  Condition and Investing  and  Financial  Activities-Forest  Product
Operations" for further discussion.

     Cash Flow

     As a result of the  commencement  of the  Bankruptcy  Cases,  the operative documents  provide that the outstanding  principal of, and accrued  interest on, all debt obligations of the Debtors became immediately due and payable. However, the vast  majority  of the claims in  existence  at the Filing  Date  (including claims for  principal  and accrued  interest on the  Debtors'  indebtedness  and substantially all legal claims) are stayed (deferred) while the Debtors continue
to  operate  the  businesses  as   debtors-in-possession.   The  automatic  stay
provisions  of  Chapter  11 of  the  Bankruptcy  Code  make  it  unnecessary  to reclassify  prepetition  long-term liabilities as of the Filing Date even though prepetition  creditors  might demand payment or there is violation of a covenant in the debt agreement.  Accordingly, the Debtors' long-term obligations,  except for the Palco Term Loan,  where the Borrowers' did not meet the required minimum
EBITDA  maintenance  covenant for the three months ended December 31, 2006, have been  classified in  accordance  with their  contractual  terms in the Company's consolidated financial statements and in the cash flow table below.

      The following table summarizes certain data related to financial condition and to investing and financing activities of the Company and its subsidiaries.

                                       Forest Products
                                ------------------------------
                                            Palco                 Real                           MAXXAM
                                 Scopac   and Other      MGI     Estate    Racing      MGHI      Parent     Total
                                --------  -----------  -------  ---------  --------  --------- ----------- ---------
                                                             (In millions of dollars)
Debt and credit facilities
  (excluding intercompany
   notes)
Short-term borrowings and
   current maturities of long-
   term debt:
   December 31, 2006            $ 67.4(1) $  108.4(5)  $     -   $   4.7   $   0.2   $    -    $     -     $  180.7

Long-term debt, excluding
   current maturities and
   discounts:
   December 31, 2006            $669.5    $    0.4     $     -   $ 215.3   $   0.2   $    -    $     -     $  885.4

Cash, cash equivalents,
marketable securities
   and other investments
December 31, 2006:
   Current restricted
     amounts                    $ 39.5(4) $    0.1     $     -   $   0.9   $   2.6   $    -    $     -     $   43.1
   Other current amounts           1.6         0.5         0.7      17.9       3.6        -      136.7        161.0
                                --------- ------------ -------- -------------------- --------------------------------
                                  41.1         0.6         0.7      18.8       6.2        -      136.7        204.1
                                --------- ------------ -------- -------------------- --------------------------------

   Long-term restricted
     amounts                    $  2.5    $    2.4     $     -   $   3.3   $     -   $    -    $    -      $    8.2
                                --------- ------------ -------- -------------------- --------------------------------
                                $ 43.6    $    3.0     $   0.7   $  22.1   $   6.2   $    -    $136.7      $  212.3
                                ========= ============ ======== ==================== ================================
---------------------
Table and Notes continued on next page

                                       Forest Products
                                ------------------------------
                                            Palco                 Real                           MAXXAM
                                 Scopac    and Other     MGI     Estate     Racing      MGHI     Parent      Total
                                --------- -----------  -------  ---------  --------  --------- ----------- ---------
                                                             (In millions of dollars)
Changes in cash and cash
   equivalents
Capital expenditures:
   December 31, 2006            $  6.6    $    6.7     $     -   $   1.7   $   0.6   $    -    $    -      $   15.6
   December 31, 2005               6.5         8.2           -       1.2       3.4        -       0.4          19.7
   December 31, 2004               7.8        22.0           -       2.4       0.2        -       0.3          32.7

Net proceeds from dispositions
   of property and investments:
   December 31, 2006            $ 13.1    $    2.8     $     -   $     -   $     -   $    -    $    -      $   15.9
   December 31, 2005                 -         0.1           -         -         -        -         -           0.1
   December 31, 2004                 -         0.3           -         -         -        -         -           0.3

Borrowings (repayments) of
   debt and credit facilities,
   net of financing costs:
   December 31, 2006            $ 17.0    $   40.6     $     -   $  (3.8)  $     -   $    -    $    -      $   53.8
   December 31, 2005              (2.5)       42.0           -      (4.6)     (0.1)       -         -          34.8
   December 31, 2004               1.0        12.0           -     (21.5)        -        -         -          (8.5)

Dividends, advances including
   interest paid and tax sharing
   payments received (paid):
   December 31, 2006            $  1.6    $   31.0(2)  $   2.8(3) $(58.8)  $   1.0   $  (1.7)  $ 24.1      $      -
   December 31, 2005                 -         8.0         1.7     (66.2)      9.3       0.1     47.1             -
   December 31, 2004                 -         0.1         0.3     (29.5)        -       0.1     29.0             -

---------------------
(1)  Includes borrowings outstanding under the Scopac Line of Credit (see below)
     of $36.2  million and the current  portion of Scheduled  Amortization  (see below) on the Scopac Timber Notes of $31.2 million.
(2)  Reflects $21.0 million of intercompany loans from MGI to Palco used to fund
     Palco's liquidity  shortfalls and $10.0 million of additional  intercompany loans from MGI  required in  connection  with the closing of the Palco Term
     Loan and the Palco Revolving Credit Facility in July 2006.
(3)  Advances of $8.1 million were used by MGI to fund timber/log purchases from
     Scopac  during  2006.  At December  31,  2006,  $1.6  million of timber log purchases had not been settled.
(4)  Includes $30.2 million of net proceeds from the sale of Scopac Timber Notes held  in the  SAR  Account.
(5)  At December 31, 2006, Palco's and Britt's credit facilities were classified as short-term  borrowings  since the  Borrowers'  did not meet the required minimum EBITDA maintenance covenant for the three months ended December 31,
     2006.

     Operating Activities

     Net cash used for operating  activities of $74.4 million for the year ended
December 31, 2006,  resulted  primarily from  operating  cash  shortfalls at the
Company's forest products segment.  Net cash provided by operating activities of
$53.3  million for the year ended  December 31, 2005 was primarily the result of higher real estate sales,  partially  offset by operating cash shortfalls at the
Company's forest products segment.

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

     Investing Activities
     Net cash  provided by  investing  activities  of $5.0  million for the year ended  December 31, 2006,  primarily  reflects net proceeds from the Scopac Land
Sale Program (see below), offset by capital expenditures at the Company's forest products  segment.  Net cash used for investing  activities of $33.5 million for the year ended December 31, 2005, reflects the liquidation of certain short-term investments and the use of restricted cash for debt service payments,  offset by capital  expenditures  in  respect of Palco's  sawmill  project,  infrastructure requirements  at Scopac and  Fountain  Hills,  and capital  expenditures  at the
Company's horse racing facility.

     Net cash used for investing  activities of $10.9 million for the year ended
December 31, 2004 principally  reflects  capital  expenditures of $32.7 million,
$20.5  million of which were related to Palco's new sawmill  project,  offset by net proceeds  from  restricted  cash of $13.0 million and the sale of marketable securities and other short-term investments of $5.8 million.

     Financing Activities
     The $31.3 million of net cash provided by financing activities for the year ended  December  31,  2006,  principally  reflects the net proceeds of the Palco refinancing  that  occurred in July 2006 (see below),  offset by treasury  stock purchases  of $22.5  million by MAXXAM  Parent . Net cash  provided by financing activities  of $34.6  million for the year ended  December 31, 2005  principally reflects the net proceeds from a Palco refinancing that occurred in April 2005.

     Net cash used for  financing  activities of $8.5 million for the year ended
December 31, 2004  principally  reflects net  borrowings on Scopac's and Palco's lines of credit of $18.2  million and $13.1  million,  respectively,  as well as borrowings  on  real  estate  credit  facilities  of  $5.3  million,  offset  by repayments  on real  estate  credit  facilities  of $25.7  million  (principally related to the Mirada  development) and principal payments on and repurchases of
Scopac Timber Notes.

     MAXXAM Parent

     MAXXAM  Parent has in the past  provided,  and may from time to time in the
future,   either  directly  or  through   subsidiaries  and  under   appropriate
circumstances,   provide   various   forms  of  financial   assistance   to  its
subsidiaries,   or  enter  into  financing  or  other   transactions   with  its
subsidiaries,  including  secured or unsecured loans, or asset purchases.  There can be no assurance that such subsidiaries will have sufficient liquidity in the future to repay intercompany loans.

     Although  there  are  no  restrictions  on  the  Company's  ability  to pay dividends on its capital  stock,  the Company has not paid any  dividends  for a number of years and has no present intention to do so. Additionally, the Company may from time to time purchase additional shares of its Common Stock on national exchanges or in privately  negotiated  transactions.  During 2006, MAXXAM Parent purchased  712,285  shares of its Common  Stock for an  aggregate  cost of $22.5 million.

     At December 31, 2006, MAXXAM Parent had unrestricted cash, cash equivalents and  marketable  securities  and other  investments of $136.7 million and MAXXAM
Parent did not have any external debt.  MAXXAM Parent believes that its existing resources will be sufficient to fund its working  capital  requirements  for the next year. With respect to long-term liquidity,  MAXXAM Parent believes that its existing cash and cash resources,  together with future  distributions  from the real estate  segment,  will be sufficient to meet its long-term  working capital requirements.  See Note 1, "-Potential  Impact on Registrant and Certain Related
Entities"  regarding potential adverse impacts upon MAXXAM Parent as a result of the Bankruptcy Cases.

     Forest Products Operations

     Substantially  all of MGI's  consolidated  assets are owned by Palco, and a substantial  portion of  Palco's  consolidated  assets are owned by Scopac.  The holders of the Scopac Timber Notes have priority over the claims of creditors of
Palco with  respect to the  assets  and cash  flows of  Scopac.  Palco's  credit facilities contain certain restrictive  covenants which effectively preclude the distribution of funds from Palco to MGI.

     On  January  18,  2007,  Palco  and its  five  wholly  owned  subsidiaries, including Scopac,  filed for  reorganization  under Chapter 11 of the Bankruptcy
Code.  The  Bankruptcy  Cases are being jointly  administered,  with the Debtors managing their business in the ordinary course as debtors-in-possession  subject to the control and supervision of the Bankruptcy Court.

     The filing of the Bankruptcy Cases was precipitated by liquidity shortfalls at Palco and Scopac and their resultant  inability to make January 2007 interest
payments  on  their  respective  debt   obligations,   arising  from  regulatory
restrictions  and limitations on timber  harvest,  increased  timber  harvesting costs and  cyclical  lumber  prices.  Both  Scopac and Palco  undertook  various efforts in 2006 to generate  additional  liquidity to satisfy  their  respective debt  service  obligations;  however,  the cash  generated  from their  efforts, together  with their cash flows from  operations,  was not  sufficient  to cover their respective interest payment shortfalls in January 2007.

     Scopac's  indebtedness consists of the Scopac Timber Notes, the 6.55% Class
A-1,  7.11% Class A-2 and 7.71% Class A-3 Timber  Collateralized  Notes due 2028
($713.8 million  principal  outstanding as of December 31, 2006), and the Scopac
Line of Credit,  a line of credit with a group of banks pursuant to which Scopac was  permitted to borrow to pay interest on the Scopac Timber Notes (the "Scopac
Line of Credit") ($36.2 million principal  outstanding as of December 31, 2006), and each being secured by (i) Scopac's  timber,  timberlands  and timber rights,
(ii)  certain  contract  rights  and other  assets,  (iii) the  proceeds  of the foregoing and (iv) the funds held by the Trustee under the Scopac Indenture (the
"Trustee")  in  various  accounts  related to the Scopac  Timber  Notes.  Annual interest  obligations  related to Scopac's debt  facilities  were  approximately
$55.4  million as of  December  31,  2006.  See Note 7 for  further  information regarding Scopac's debt obligations.

     Palco's  indebtedness  consists of a five-year  $85.0 million  secured term loan (the "Palco Term Loan") ($84.3 million principal outstanding as of December
31, 2006) and a five-year $60.0 million  secured  asset-based  revolving  credit facility (the "Palco  Revolving Credit  Facility")  ($24.1 million of borrowings outstanding  and $13.7  million of letters of credit  issued as of December  31,
2006). These facilities are secured by a security interest in the stock of Palco held by MGI, and  substantially  all of the assets of the Palco  Debtors  (other than Palco's equity interest in Scopac).  Annual interest obligations related to
Palco's  long-term  debt  obligations  were  approximately  $17.1  million as of
December 31, 2006.  See Note 7 for further  information  regarding  Palco's debt obligations.

     The Debtors'  overall  objectives in the Bankruptcy Cases are to achieve an operational and financial  restructuring of each of the Debtors'  long-term debt obligations  in view of estimated  lower harvest  levels,  increased  regulatory compliance costs, cyclical lumber prices, and also to continue their businesses.
See "- Financial  Difficulties of the Forest Products Entities" below. There can be no assurance  that the Debtors will be able to attain  these  objectives  and achieve a successful operational and financial reorganization.  In the event the
Debtors are  unsuccessful  in attaining a successful  operational  and financial reorganization,  the Debtors could be forced to surrender  all or  substantially all of their assets to their creditors.  Many of the matters discussed elsewhere in this  document  could  adversely  affect the  Debtors'  ability to achieve an operational and financial restructuring.  The outcome of the Bankruptcy Cases is impossible to predict and could have a material adverse effect on the businesses of the Debtors, on the interests of creditors, and on the Company.

     As provided by the Bankruptcy  Code, each of the Debtors  generally has the exclusive  right to  propose a plan of  reorganization  during  the  Exclusivity
Period, a 120 day period  following the date of filing of the Bankruptcy  Cases, unless  certain  statutory  exceptions  apply  or the  Bankruptcy  Court  orders otherwise.  For instance,  a group of holders of Scopac Timber Notes has filed a motion that,  if granted,  might have the effect of shortening  the  Exclusivity
Period.  Palco and Scopac have each engaged The Blackstone Group  ("Blackstone")
to serve as its  financial  advisor and assist in the  development  of a plan of reorganization  for each of Palco and Scopac.  If the Debtors  fail to file such plan(s)  of  reorganization  during  the  Exclusivity  Period  or any  extension thereof,  or such plan(s) are not accepted by the requisite  number of creditors and equity holders entitled to vote on the plan(s), other parties in interest in the  Bankruptcy  Cases  may  be  permitted  to  propose  their  own  plan(s)  of reorganization for the Debtors.

     As a  result  of  the  commencement  of  the  Bankruptcy  Cases,  operative documents  provide that the outstanding  principal of, and accrued  interest on, all long-term debt of the Debtors became  immediately due and payable.  However, the vast  majority  of the claims in  existence  at the Filing  Date  (including claims for  principal  and accrued  interest on the Debtors'  indebtedness,  and substantially  all legal  proceedings)  are stayed  (deferred) while the Debtors continue to operate the businesses as debtors-in-possession.  The automatic stay provisions  of  Chapter  11 of  the  Bankruptcy  Code  make  it  unnecessary  to reclassify  prepetition  long-term liabilities as of the Filing Date even though prepetition  creditors  might  demand  payment or there is a violation of a debt covenant  in the  debt  agreement.  Accordingly,  the  Debtors'  long-term  debt obligations,  except for the Palco Term Loan,  where the Borrowers' did not meet the  required  minimum  EBITDA  maintenance  covenant for the three months ended
December 31, 2006,  have been  classified in accordance  with their  contractual terms in the  accompanying  consolidated  financial  statements.  The Bankruptcy
Court has, however, upon motion by the Debtors,  permitted the Debtors to pay or otherwise honor certain  unsecured  pre-Filing Date claims,  including  employee wages and benefits  and  customary  claims in the  ordinary  course of business, subject to certain  limitations.  The  Debtors  also have the right to assume or reject  executory  contracts,  subject to Bankruptcy  Court approval and certain other limitations. In this context, "assumption" means that the Debtors agree to perform their  obligations and cure certain existing defaults under an executory contract  and  "rejection"  means  that the  Debtors  are  relieved  from  their obligations to perform further under an executory  contract and are subject only to a claim  for  damages  due to the  breach  thereof.  Any  claim  for  damages resulting  from the  rejection of an executory  contract is treated as a general unsecured claim in the Bankruptcy Cases.

     The Debtors anticipate that substantially all liabilities of the Debtors as of the Filing Date will be resolved under one or more plans of reorganization to be proposed  and voted on in the  Bankruptcy  Cases and in  accordance  with the provisions of the Bankruptcy Code.  However,  there can be no assurance that the liabilities  of the  Debtors  will not be  ultimate  ly found to exceed the fair value  of their  assets.  If a  Debtor's  creditors  are not  paid in full,  the
Bankruptcy  Code provides that a Debtor's  equity holder will not be entitled to retain its equity interest,  unless certain exceptions apply. If the liabilities of one or more of the Debtors are  ultimately  found to exceed the fair value of its assets,  claims of  creditors  could be paid at less than 100% of their face value. In that event,  Palco could lose all or a material  portion of its equity ownership  in Scopac and  Palco's  other  subsidiaries,  MGI could lose all or a material  portion of its equity  ownership in Palco, or the value of such equity
ownership  interests  could  be  diluted,  impaired  or  eliminated.   There  is
substantial  uncertainty  as to when  the  Debtors  will  be  able to file  such plan(s).  Moreover,  the Debtors'  efforts to obtain approval of such plan(s) by the creditors and equity holders entitled to vote on the plan(s),  and to obtain confirmation by the Bankruptcy Court of such plan(s), may not be successful.

     The financial  information of the Debtors contained herein and consolidated with the Company's  results has been prepared on a "going concern" basis,  which contemplates the realization of assets and the liquidation of liabilities in the ordinary  course of business;  however,  as a result of the  commencement of the
Bankruptcy  Cases, such realization of assets and liquidation of liabilities are subject  to  a  significant  number  of  uncertainties.  Specifically,  but  not all-inclusive,  the  financial  information  of the  Debtors  for the year ended
December 31, 2006,  contained herein does not present:  (a) the realizable value of  assets  on a  liquidation  basis,  (b)  the  estimated  costs  and  expenses associated  with the Bankruptcy  Cases,  (c) the amount that will  ultimately be paid to  settle  liabilities  and  contingencies  which  may be  allowed  in the
Bankruptcy  Cases,  or (d)  the  effect  of any  changes  that  may be  made  in connection  with the  Company's  investment  in the Debtors or with the Debtors'
operations  resulting  from a plan of  reorganization.  Because  of the  ongoing nature of the Bankruptcy Cases, the discussions and financial information of the
Debtors contained herein are subject to material uncertainties.

     Financial Difficulties of Forest Products Entities

     Future Harvest Levels
     Scopac  has  conducted  extensive  reviews  and  analyses  of  its  assets, operations  and future  prospects.  As a result of these  extensive  reviews and analyses  Scopac has concluded  that, in the absence of  significant  regulatory relief and  accommodations,  its future  annual timber  harvest  levels and cash flows from operations for the  foreseeable  future will be  substantially  below both historical  harvest levels and the minimum levels necessary to allow Scopac to  satisfy  the  principal  and  interest  payments  specified  by  the  Scopac
Indenture.  Scopac has estimated  that its average annual harvest level over the ten-year  period  that  began in 2006 is not likely to exceed  approximately  95 million  board feet per year.  This revised  estimated  harvest  level  reflects
Scopac's  further  analysis  of the  cumulative  impact  of  ongoing  regulatory limitations,  watershed  prescriptions,  the  requirements  of the HCP and other matters, and is based on a number of assumptions that may or may not prove to be accurate.  Actual harvest levels are expected to vary substantially from year to year. Moreover,  the average annual harvest level over the ten-year period could be even  lower  due to,  among  other  things,  the  various  matters  discussed elsewhere in this document.

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

     Scopac Liquidity
     As noted  above,  in the  absence  of  significant  regulatory  relief  and accommodations,  Scopac's  annual  timber  harvest  levels  and cash  flows from operations  will,  for the  foreseeable  future,  be  substantially  below  both historical  levels and the minimum  levels  necessary to allow Scopac to satisfy the principal and interest payments specified by the Scopac Indenture.

     In an effort to address expected future interest payment shortfalls, Scopac in 2005 initiated a program to sell certain  timberland  properties,  as well as various  non-timberland  properties,  such as ranchlands and recreational  areas
(the  "Scopac  Land Sale  Program").  The  Scopac  Land Sale  Program  generated proceeds of $13.1 million during 2006, however,  the proceeds generated from the
Scopac Land Sale Program,  together  with other  available  liquidity,  were not sufficient to cover the expected  interest payment  shortfall on the January 20,
2007, Scopac Timber Notes payment date.

     Scopac experienced  liquidity  shortfalls during 2006. On the Scopac Timber
Notes payment date in January 2006, Scopac used its existing cash resources, all of the  remaining  funds  available  under the Scopac  Line of  Credit,  and the additional funds made available from a $2.3 million timber/log  purchase by MGI, to pay all of the $27.7  million of interest due ($25.8  million net of interest due in respect of the Scopac Timber Notes held in the SAR Account).  Using funds held in the SAR Account,  Scopac also repaid  $19.3  million of principal on the
Scopac  Timber  Notes  ($11.9  million net of principal in respect of the Scopac
Timber Notes held in the SAR Account) in accordance with Scheduled Amortization.
"Scheduled  Amortization"  is the amount of principal that Scopac must pay (on a cumulative basis) through any Scopac Timber Notes payment date in order to avoid prepayment  or  deficiency  premiums.  See Note 7,  "-Scopac  Timber  Notes" for further information regarding Scheduled Amortization.

     In April  2006,  Scopac and MGI  consummated  a  timber/log  purchase  that provided  Scopac  $2.1  million of  additional  liquidity  to pay its  operating expenses.

     On the Scopac  Timber  Notes  payment  date in July 2006,  Scopac  used its existing cash  resources,  all of the remaining funds available under the Scopac
Line of Credit, $10.2 million of funds from the Scopac Land Sale Program, a $3.7 million  timber/log  purchase by MGI,  and a $2.1  million  early log payment by
Palco to pay all of the $27.1  million of  interest  due ($25.4  million  net of interest due in respect of Scopac Timber Notes held in the SAR  Account).  Using funds held in the SAR account,  Scopac also repaid $10.0 million of principal on the Scopac  Timber  Notes ($6.2  million net of  principal  in respect of Scopac
Timber  Notes  held  in  the  SAR   Account),   an  amount  equal  to  Scheduled
Amortization.

     As the January 2007 Scopac Timber Notes payment date approached,  it became apparent  to Scopac  that it would  not have  sufficient  liquidity  to make the interest payment. The failure of Scopac to pay all of the interest on the Scopac
Timber Notes when due constitutes an event of default under Scopac Indenture. In the event of a failure to pay  interest on the Scopac  Timber Notes in full when due,  the Trustee  under the Scopac  Indenture or the holders of at least 25% of the  aggregate  outstanding  principal  amount of the Scopac  Timber  Notes were entitled  to cause all  principal,  interest  and other  amounts  related to the
Scopac Timber Notes to become  immediately due and payable.  In the event of any such  acceleration,  the Agent under the Scopac Line of Credit was also entitled to accelerate the advances then outstanding thereunder. If such accelerations of
Scopac  Timber  Notes  and/or  advances  under the Scopac Line of Credit were to occur,  the Trustee  would be entitled to exercise  all rights  under the Scopac
Indenture  and  related  security  documents,  including  applying  funds to pay accelerated  amounts,  and selling the Scopac Timberlands,  Scopac Timber Rights and  Scopac's  other assets and using the  proceeds  thereof to pay  accelerated amounts.  Based upon a review of its  alternatives  under the  circumstance  and consultation  with its legal  advisors,  on January 18, 2007,  Scopac elected to file for  voluntary  protection  under Chapter 11 of the  Bankruptcy  Code. As a result of the  commencement  of the Bankruptcy  Cases,  lender claims are stayed
(deferred)   while  the  Debtors   continue  to  operate   the   businesses   as
debtors-in-possession.

     Scopac has been authorized by the Bankruptcy Court to fund budgeted ongoing operating and  bankruptcy-related  costs using  operating  cash flow and, to the extent needed,  funds available in the SAR Account (subject to no more than $5.0 million in withdrawals from the SAR Account being outstanding at any given time.
If these  sources  of  liquidity  are not  adequate,  and if Scopac is unable to obtain  additional  sources of  liquidity  and the  necessary  Bankruptcy  Court approval to utilize such additional sources of liquidity, Scopac may not be able to continue  operations  and  reorganize  successfully  under  Chapter 11 of the
Bankruptcy Code.

     Palco Liquidity

     As of December 31, 2005, and June 30, 2006, Palco and Britt were in default under the prior  Palco-Britt  term loan and prior  Palco-Britt  revolving credit
facility  (the  "Prior  Palco-Britt   Facilities")  due  to  financial  covenant
breaches.  In the first half of 2006,  additional  liquidity was needed at Palco and Palco  borrowed  an  aggregate  of $20.0  million  from MGI to meet its cash shortfalls.

     On July 18, 2006,  Palco and Britt, as Borrowers,  closed on the Palco Term
Loan,  a five-year  $85.0  million  secured term loan,  and the Palco  Revolving
Credit Facility, a five-year $60.0 million secured asset-based  revolving credit facility, and terminated the Prior Palco-Britt  Facilities.  The Palco Term Loan
was fully funded at closing.  The Palco Term Loan and the Palco Revolving Credit
Facility  required  MGI to  provide  a $10.0  million  subordinated  loan to the
Borrowers,  which was also funded at closing.  The Borrowers used  approximately
$56.5 million of the Palco Term Loan to pay off the Prior Palco-Britt Facilities
and cash collateralize  previously-existing  letters of credit; and $6.0 million to pay transaction costs. The remaining $32.5 million of loan proceeds were used for general  corporate  purposes.  As of December  31, 2006,  $84.3  million was outstanding  under the Palco Term Loan,  and $24.1  million of  borrowings  were outstanding  and $13.7  million of letters of credit were issued under the Palco
Revolving Credit Facility.

     The Borrowers did not meet the required minimum EBITDA maintenance covenant for the  three-month  period  ended  September  30,  2006,  due to an  unplanned severance charge and a legal  settlement.  On November 20, 2006, MGI made a loan to Palco, enabling the Borrowers to exercise their cure right under the two debt facilities.  The  Borrowers  also  notified  the lenders  that  changing  market conditions  and other  factors  would  likely  adversely  affect the  Borrowers'
ability to comply  with the  financial  covenants  at  December  31, 2006 and in future periods.

     The Borrowers did not meet the required minimum EBITDA maintenance covenant for the three-month period ended December 31, 2006. Accordingly,  the Palco Term
Loan has been reclassified as a current liability in the Company's  consolidated balance sheet.

     In January 2007, Palco did not have sufficient  liquidity to pay all of the interest  due on the Palco  Term Loan.  Based upon a review of its  alternatives under the  circumstances,  and consultation with its legal advisors,  in January
18, 2007, Palco elected to file for voluntary protection under Chapter 11 of the
Bankruptcy Code. As a result of the commencement of the Bankruptcy Cases, lender claims  are  stayed  (deferred)  while  the  Debtors  continue  to  operate  the businesses as debtors-in-possession.

     The liquidity  shortfalls  experienced  by Palco  throughout  2005 and 2006
resulted   primarily  from  reduced  log  supply  from  Scopac  and  operational
inefficiencies   related  to  Palco's  Scotia  sawmill.   Additional   liquidity
shortfalls are expected in 2007. Additionally, in 2006, Palco initiated an asset sale program  ("Palco Asset Sale Program"),  including real property  associated with Palco's  former  Fortuna and Carlotta  sawmills  and  Palco-owned  homes in
Scotia, California,  with the objective of reducing Palco's overall debt levels.
The Palco Asset Sale  Program did not  generate any cash flow in 2006 and is not expected to generate  liquidity in 2007 as, among other  things,  a  substantial portion  of the  properties  must  be  subdivided  and/or  rezoned  before  such properties can be sold.

     The Palco  Debtors  estimate  that they will have  liquidity  shortfalls in
2007.  The Palco Debtors are pursuing  discussions  with lenders in an effort to obtain DIP  financing  in order to have  sufficient  liquidity to fund the Palco
Debtors' ongoing  operating cash needs and  bankruptcy-related  costs. The Palco
Debtors may not be successful in obtaining additional liquidity or the necessary
Bankruptcy  Court  approval,  in which case the Palco Debtors may not be able to continue  operations  and  reorganize  successfully  under  Chapter  11  of  the
Bankruptcy Code.

     Real Estate Operations

     Real  estate  management   believes  that  the  existing  cash  and  credit
facilities  are  sufficient  to fund the segment's  working  capital and capital expenditure  requirements  for 2007.  With  respect to the  segment's  long-term liquidity,  real estate  management  believes  that the ability to generate cash from the sale of existing assets,  together with the ability to obtain financing and joint venture partners,  should provide sufficient funds to meet its working capital and capital expenditure requirements.

     Capital expenditures and real estate improvements and development costs are expected to be approximately $15.0 million to $19.0 million in 2007. The Company expects that these  expenditures  will be funded by existing  cash and available credit  facilities.  Subject to available  resources,  the Company's real estate segment may purchase additional properties and/or seek other investment ventures from time to time as appropriate opportunities arise.

     Racing Operations

     During 2006,  SHRP,  Ltd.  borrowed $1.1 million from MAXXAM Parent to fund its 2006 capital  expenditures and improve its working capital  position.  SHRP,
Ltd.'s management expects that SHRP, Ltd. will require additional  advances from
MAXXAM Parent to fund its  operations  and capital  expenditures  in the future.
SHRP, Ltd. is experiencing strong competition from Internet wagering and racinos in  surrounding  states.  These  factors will also play a role in the  long-term liquidity of SHRP, Ltd.

     Capital expenditures are expected to be approximately $0.4 million in 2007.
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

Contractual Obligations

     As a result of the  commencement  of the  Bankruptcy  Cases,  the operative documents  provide that the outstanding  principal of, and accrued  interest on, all debt  obligations  became  immediately  due and payable.  However,  the vast majority of the claims in  existence  at the Filing Date  (including  claims for principal and accrued interest on the Debtors'  indebtedness  and  substantially all legal claims) are stayed  (deferred)  while the Debtors  continue to operate the  businesses  as  debtors-in-possession.  The  automatic  stay  provisions of
Chapter 11 of the Bankruptcy Code make it unnecessary to reclassify  prepetition long-term  liabilities as of the Filing Date even though  prepetition  creditors might demand payment or there is violation of a covenant in the debt  agreement.
Accordingly, the Debtors' long-term obligations, except for the Palco Term Loan, where  the  Borrowers'  did not meet the  required  minimum  EBITDA  maintenance covenant for the three months ended December 31,  2006, have  been  classified in accordance with their contractual terms in the Company's  consolidated financial statements and in the contractual obligations table below.

     The  following  table  presents  information  with respect to the Company's contractual obligations as of December 31, 2006 (in millions).

                                                                         Payments Due by Period
                                                     ---------------------------------------------------------------
         Contractual Obligations             Total     2007      2008      2009       2010       2011     Thereafter
----------------------------------------- --------- --------- --------- ---------- ---------- ---------- -----------
Debt obligations(1)                       $1,079.2  $  183.5  $  35.6   $   29.5   $   33.6   $  38.4    $  758.6
Interest due on long-term debt obligations   620.7      89.4     81.3       79.3       77.3      75.1       218.3
Operating lease obligations                   10.6       3.1      2.7        1.9        0.8       0.7         1.4
Pension funding obligations                   15.0       4.4      2.9        1.8        1.8       1.8         2.3
Other long-term liabilities reflected on
the Company's balance sheet(2)(3)(4)(5)        5.6       3.1      2.5          -          -         -           -
                                          --------- --------- --------- ---------- ---------- ---------- -----------
Total                                     $1,731.1  $  283.5  $ 125.0   $  112.5   $  113.5   $ 116.0    $  980.6
                                          ========= ========= ========= ========== ========== ========== ===========

-------------------------
1)   The Scopac  Indenture  provides that a Scopac Timber Note does not cease to be  outstanding  because  Scopac  holds the  instrument.  Accordingly,  the amounts  shown  in the  table  above  reflect  total  amounts  outstanding, including amounts related to Scopac Timber Notes held in the SAR Account.
(2)  Excludes   liabilities   for   litigation,    environmental    remediation,
     self-insurance  claims, and other contingent liabilities due to uncertainty as to when cash payments will be required.
(3)  Includes  $1.7  million  in 2007  under  the  terms  of  various  executive compensation agreements.
(4)  Includes $2.1 million in 2008 for PDMPI's cost sharing  agreement  with the
     Puerto  Rico  Power  Authority  for  the   construction  of  an  electrical
     substation  that will provide  capacity to new projects  within PDMPI.
(5)  Includes  $1.4  million in 2007 and $0.4  million  in 2008 for  contractual amounts owed under agreements with various  professional firms (principally audit and tax compliance fees).

Trends

     Forest Products Operations

     The forest products operations have become  increasingly  unpredictable due to regulatory  constraints and ongoing litigation  challenges and harvest levels have declined  significantly.  Regulatory and  environmental  matters as well as legal  actions  have had and are  expected  to  continue  to have a  significant adverse effect on the Company's forest products operations and liquidity.  These matters have resulted in declines in actual and expected harvest levels and cash flows,  significant  increases in the cost of logging  operations  and increased costs related to timber harvest litigation,  all of which have severely impacted the historical  cash flows of both Palco and Scopac.  These adverse  effects are expected to  continue.  Additionally,  the Debtors  expect to incur  substantial legal and advisor fees as a result of the Bankruptcy Cases.

     Real Estate Operations

     The  company  is  engaged  in  marketing  and  sales  programs  of  varying magnitudes  at its real estate  developments.  The  Company  intends to continue selling  undeveloped acreage and semi-developed  parcels,  generally to builders and developers and fully  developed lots to individuals  and builders.  In 2005, the Company's real estate operations  realized  substantial  revenues related to sales at the company's Fountain Hills,  Mirada and Palmas  developments.  As the proceeds  from these asset sales have not been  redeployed  on other real estate assets,  this  level  of  sales  activity  is not  expected  to  recur  for  the foreseeable future.

     Racing Operations

     The Company has in the past and  intends to continue to  vigorously  pursue
Texas gaming  legislation  favorable to it. As some  legislation may require the approval of  two-thirds  of each  legislative  house and a majority of the Texas voters,  no assurance can be given that any such  legislation will be enacted or become effective. Moreover, it is impossible to determine what the provisions of any such legislation would be or its effect on the Company.

      In January 2004, a subsidiary of the Company, Laredo LLC, applied to the
Racing Commission for an additional license to construct and operate a Class 2 horse racing facility in Laredo, Texas. Following a hearing on Laredo LLC's application and that of a competing applicant, in September 2006, two state administrative law judges recommended to the Racing Commission that Laredo LLC be awarded the license. The Racing Commission on March 20, 2007 ruled that both
Laredo LLC and the competing applicant be awarded licenses for the Laredo area.
The license awarded to Laredo LLC is, however, conditioned on SHRP, Ltd., by the next Racing Commission meeting on May 14, 2007, entering into an agreement satisfactory to the Racing Commission providing for the sale of Valley Race
Park.

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
Estimates are based on historical  experience  and on various other  assumptions that are believed to be reasonable under the  circumstances.  The result of this process forms the basis for making  judgments about the carrying value of assets and liabilities  that are not readily  apparent from other sources.  The Company re-evaluates its estimates and judgments on a regular basis.  Actual results may differ  materially from these estimates due to changed facts,  circumstances and conditions.

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
than the majority owner.

     Financial Reporting by Entities in Reorganization under the Bankruptcy Code
Under  generally  accepted  accounting  principles,  entities in  reorganization proceedings under the Bankruptcy Code generally  continue to apply the financial reporting  principles they applied before filing petitions;  accordingly,  these consolidated  financial  statements  do not  reflect  changes  in  the  Debtors'
financial  condition  that may result from the Bankruptcy  Cases.  The automatic stay  provisions of Chapter 11 of the  Bankruptcy  Code make it  unnecessary  to reclassify  prepetition  long-term liabilities as of the Filing Date even though prepetition creditors might demand payment or there is a violation of a covenant in the debt agreement.  Additionally,  debt discounts,  as well as debt issuance costs on debts that are not subject to compromise, such as fully secured claims, should not be adjusted.  Accordingly,  the Debtors'  long-term debt obligations, except for the Palco Term Loan,  where the  Borrowers' did not meet the required minimum  EBITDA  maintenance  covenant for the three  months ended  December 31,
2006,  have  been  classified  according  to  their  contractual  terms  in  the
accompanying   consolidated   financial   statements  and  there  have  been  no
adjustments  made to debt  discounts or debt  issuance  costs as a result of the reorganization proceedings.

     Deconsolidation of Kaiser
     On February  12,  2002,  Kaiser and certain of its  subsidiaries  filed for reorganization under Chapter 11 of the Bankruptcy Code. As a result, the Company discontinued  consolidating  Kaiser's  financial results beginning  February 12,
2002, and began reporting its investment in Kaiser using the cost method,  under which  the  investment  was  reflected  as a  single  amount  on  the  Company's consolidated  balance  sheet and the recording of earnings or losses from Kaiser was discontinued after February 11, 2002.

     Kaiser's plan of  reorganization  provided for the cancellation of Kaiser's
equity,   including  the  Company's  Kaiser  Shares,  without  consideration  or obligation.  Kaiser's plan of  reorganization  became effective on July 6, 2006, and Kaiser emerged from bankruptcy.  As a result,  the Company no longer has any ownership  interest in or affiliation  with Kaiser.  Since the Company's  Kaiser
Shares  were  cancelled  without  obligation,  the Company  reversed  the $516.2 million  of  losses  in  excess  of its  investment  in  Kaiser  along  with the accumulated  other  comprehensive  losses of $85.3  million  related  to Kaiser, resulting in a net gain of $430.9  million,  recognized  in the third quarter of
2006. As a result of the  cancellation  of the Company's  Kaiser Shares in 2006, the  Company  expects  it will  take a  worthless  stock  deduction  on its 2006 consolidated  federal income tax return.  However,  it is uncertain  whether the deduction  meets  certain  criteria  required  for asset  recognition  purposes.
Accordingly,   the  Company  has  not  recorded  the   resulting  tax  asset  of
approximately  $135.8 million in its  consolidated  balance sheet as of December
31, 2006.

     Gain and Loss Contingencies
     The Company is involved in various claims, lawsuits,  environmental matters and other proceedings including those discussed in Note 11. Such matters involve uncertainty as to reasonably possible losses and potential gains the Company may ultimately  realize when one or more future  events occur or fail to occur.  The
Company  accrues  and  charges to income  estimated  losses  (including  related estimated  legal fees) from  contingencies  when it is probable  (at the balance sheet date) that an asset has been impaired or liability incurred and the amount of loss can be reasonably  estimated.  The Company recognizes gain contingencies when realization is assured.  Differences  between estimates recorded and actual amounts  determined in  subsequent  periods are treated as changes in accounting estimates (i.e., they are reflected in the financial statements in the period in which they are determined to be losses, with no retroactive restatement).

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

     Deferred Tax Asset Valuation Allowances
     As of December  31,  2006,  the Company had $131.6  million of deferred tax assets (net of $125.1  million in  valuation  allowances)  and $41.7  million of deferred tax  liabilities.  The deferred tax assets and liabilities  reported in the  Company's  consolidated  balance sheet reflect the amount of taxes that the
Company  has  prepaid or for which it will  receive a tax  benefit (an asset) or will have to pay in the future (a  liability)  because of temporary  differences that  result  from  differences  in timing of  revenue  recognition  or  expense deductibility  between generally accepted accounting principles and the Internal
Revenue Code. Accounting rules require that a deferred tax asset be reduced by a valuation  allowance if, based on the weight of available  evidence,  it is more likely than not (a  likelihood of more than 50%) that all or some portion of the deferred tax asset will not be realized.  The Company  considers  all  available evidence, both positive and negative, to determine whether a valuation allowance is  needed.  The  need  for a  valuation  allowance  ultimately  depends  on the existence  of  sufficient  taxable  income to  realize  the  benefit of a future deductible amount.

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

     Pension and Other Postretirement Benefit Plan Obligations and Expenses
     Estimating  future  benefit  payments  for  purposes of  measuring  pension benefit  obligations  requires the Company to make a number of assumptions about future  experience.  These  assumptions  are  combined  with  the  terms  of the
Company's  plans to produce an  estimate of required  future  benefit  payments, which is discounted to reflect the time value of money. As a result, assumptions about the covered  population  (demographic  assumptions) and about the economic environment  (economic  assumptions)  significantly  affect  pension  and  other postretirement benefit obligations. The most significant demographic assumptions are expected  retirement  age,  life  expectancy,  and  turnover,  while the key economic  assumptions  are the discount  rate,  and the expected  return on plan assets.  At December 31, 2005,  the Company's  pension  plans were frozen.  As a result,  these plans will  continue,  but no additional  benefits will accrue to participants  subsequent  to December 31, 2005.  Future  benefit  payments  will continue  to be measured  based on the same types of  demographic  and  economic assumptions,  with the  exception of salary  growth as no new  benefits  will be accrued.

     The projected  benefit  obligation for the Company's  pension plans and the
accumulated   postretirement   benefit   obligation  for  the  Company's   other
postretirement  benefit  plans was  determined  using a discount rate of 6.0% at
December 31, 2006,  and 5.625% at December 31, 2005.  As the pension  plans were frozen December 31, 2005, there is no assumed weighted average long-term rate of compensation.  The  assumed  weighted  average  long-term  rate of return on the assets of the plans is 8.75%.  The assets of the plans  consist  principally  of common stocks and U.S. government and other fixed-income obligations.

     The  estimated  impact of a 1% decrease in the discount  rate (from 6.0% to
5.0%) would  increase  the  Company's  consolidated  projected  pension  benefit obligation by  approximately  $14.5 million,  while the estimated impact of a 1%
increase in the discount  rate (from 6.0% to 7.0%) would  decrease the Company's consolidated projected benefit obligation by approximately $11.6 million.

     See Note 9 for further discussion of the consolidated obligations related to pension and other postretirement benefit plans.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in  interest  rates  primarily  under the
Scopac  Line of Credit  and the  Palco  Term  Loan and  Palco  Revolving  Credit
Facility,  as well as certain other debt  facilities used to finance real estate development  activities.  These  facilities  bear  interest  at either the prime interest rate or LIBOR, plus specified  percentage point spreads.  The Company's objective in maintaining  its other  variable rate  borrowings is flexibility in borrowing  funds and making  repayments  without  penalties.  As of December 31,
2006,  there were $144.6  million in borrowings  outstanding  under all variable rate  facilities.  Based on the amount of  borrowings  outstanding  under  these facilities  during  2006,  a 2.0% change in interest  rates  effective  from the beginning  of the year would have  resulted in an increase or decrease in annual interest expense of $3.6 million.

     All of the Company's  other debt is  fixed-rate  and,  therefore,  does not expose the  Company to the risk of higher  interest  payments  due to changes in market  interest  rates.  The Company  does not utilize  interest  rate swaps or similar hedging arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MAXXAM Inc., Houston, Texas

We have audited the accompanying  consolidated balance sheets of MAXXAM Inc. and subsidiaries  (collectively the "Company") as of December 31, 2006 and 2005, and
the related consolidated statements of operations, cash flows, and stockholders'
deficit for each of the three years in the period ended  December 31, 2006.  Our audits also included the financial  statement  schedules  listed in the Index at
Item 15(a)(2).  These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial  statements and financial  statement schedules based on our audits.  We did not audit the  financial  statements  of Sam Houston Race
Park, Ltd. (a subsidiary),  which statements reflect total revenue  constituting
16.0 percent, 11.4 percent and 14.5 percent of the Company's  consolidated total revenues for the years ended December 31, 2006,  2005,  and 2004,  respectively.
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

In our  opinion,  based on our  audits and the  report of other  auditors,  such consolidated  financial statements present fairly, in all material respects, the financial  position of MAXXAM Inc. and  subsidiaries as of December 31, 2006 and
2005,  and the results of their  operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles  generally  accepted in the United  States of America.  Also,  in our opinion,  based on our audits and (as to the  amounts  included  for Sam Houston
Race  Park,  Ltd.)  the  report  of other  auditors,  such  financial  statement schedules,  when  considered  in  relation to the basic  consolidated  financial statements  taken  as a whole,  present  fairly  in all  material  respects  the information set forth therein.

     The  accompanying  consolidated  financial  statements  have been  prepared assuming that MAXXAM Inc., and its subsidiaries will continue as going concerns.
As discussed in Note 1 to the consolidated financial statements,  on January 18,
2007,  MAXXAM  Inc.'s  wholly  owned  subsidiary,  The  Pacific  Lumber  Company
("Palco")  and its five wholly  owned  subsidiaries,  including  Scotia  Pacific
Company LLC ("Scopac"),  filed separate voluntary petitions in the United States
Bankruptcy  Court for the Southern  District of Texas for  reorganization  under
Chapter 11 of the  Bankruptcy  Code.  The six companies that filed for voluntary protection  are as follows:  Palco,  Britt Lumber Co.,  Inc.  ("Britt"),  Scotia
Development  LLC, Salmon Creek LLC, Scotia Inn Inc. and Scopac (the  "Debtors").
The proceedings of the Debtors are  collectively  referred to as the "Bankruptcy
Cases."  The  filing of the  Bankruptcy  Cases  was  precipitated  by  liquidity shortfalls  at Palco and Scopac and their  resultant  inability  to make January
2007  interest  payments on their  respective  debt  obligations,  arising  from regulatory  restrictions  and  limitations on timber harvest,  increased  timber harvesting costs and cyclical lumber prices.  Additionally,  Palco and Britt did not meet the minimum required EBIDTA maintenance covenant required by their debt facilities  for the three month  period ended  December  31, 2006.  Management's plans  concerning these matters are also discussed in Note 1 to the consolidated financial  statements.  The  Bankruptcy  Cases raise  substantial  doubts  about
Palco's  and  Scopac's  ability to  continue  as going  concerns.  Further,  the
Bankruptcy  Cases raise  substantial  doubt about the ability of MAXXAM Inc. and
subsidiaries  to  realize  their  timber-related   assets  and  discharge  their
timber-related liabilities in the normal course of business and to continue as a going  concern.  The  consolidated  financial  statements  do  not  include  any adjustments that might result from the outcome of these uncertainties.

We have also  audited,  in accordance  with the standards of the Public  Company
Accounting  Oversight Board (United States),  the effectiveness of the Company's internal control over financial  reporting as of December 31, 2006, based on the criteria  established  in Internal  Control-Integrated  Framework  issued by the
Committee of Sponsoring  Organizations of the Treadway Commission and our report dated March 30, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial  reporting and an  unqualified  opinion  on the  effectiveness  of the  Company's  internal control over financial reporting.

                                                       DELOITTE & TOUCHE LLP
Houston, Texas
March 30, 2007

                          MAXXAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (In millions of dollars, except share information)

                                                                                                  December 31,
                                                                                             -----------------------
                                                                                                2006        2005
                                                                                             ----------- -----------
Assets
Current assets:
  Cash and cash equivalents                                                                  $   34.8    $   72.9
  Marketable securities and other short-term investments                                        126.2       134.6
  Receivables:
    Trade, net of allowance for doubtful accounts of $0.7 and $0.8, respectively                  9.9        11.1
    Other                                                                                         9.7         5.4
  Inventories:
    Lumber                                                                                       16.3         7.6
    Logs                                                                                         25.5        18.9
  Real estate inventory                                                                           5.8        12.6
  Prepaid expenses and other current assets                                                      16.2        16.4
  Restricted cash and marketable securities                                                      43.1        29.1
                                                                                             ----------- -----------
        Total current assets                                                                    287.5       308.6
Property, plant and equipment, net of accumulated depreciation of $234.5 and
  $207.9, respectively                                                                          337.0       355.0
Timber and timberlands, net of accumulated depletion of $232.2 and $226.3, respectively         200.3       208.7
Real estate                                                                                      46.0        43.2
Deferred income taxes                                                                            97.5        95.1
Intangible assets                                                                                 2.0         2.9
Long-term receivables and other assets                                                           31.4        26.9
Restricted cash and marketable securities                                                         8.2         7.9
                                                                                             ----------- -----------
                                                                                             $1,009.9    $1,048.3
                                                                                             =========== ===========
Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable                                                                           $   10.0    $   11.2
  Accrued interest                                                                               28.8        25.9
  Accrued compensation and related benefits                                                      13.8        20.7
  Other accrued liabilities                                                                      26.3        37.0
  Short-term borrowings and current maturities of long-term debt                                180.7       112.5
                                                                                             ----------- -----------
        Total current liabilities                                                               260.5       207.3
Long-term debt, less current maturities and discount                                            885.4       889.6
Accrued pension and other postretirement benefits                                                20.8        34.1
Losses in excess of investment in Kaiser                                                            -       516.2
Other noncurrent liabilities                                                                     55.9        62.4
                                                                                             ----------- -----------
        Total liabilities                                                                     1,221.7     1,709.6
                                                                                             ----------- -----------
Commitments and contingencies (see Note 11)

Stockholders' deficit:
  Preferred stock, $0.50 par value; $0.75 liquidation preference; 2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible
     Preferred Stock; 668,964 shares issued; 668,119 shares outstanding                           0.3         0.3
  Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359 shares
     issued; 5,257,657 and 5,967,942 outstanding, respectively                                    5.0         5.0
  Additional capital                                                                            225.3       225.3
  Accumulated deficit                                                                          (296.0)     (670.4)
  Accumulated other comprehensive income (loss)                                                   1.0       (96.6)
  Treasury stock, at cost (shares held:  preferred - 845; common - 4,805,702 and
     4,095,417, respectively)                                                                  (147.4)     (124.9)
                                                                                             ----------- -----------
        Total stockholders' deficit                                                            (211.8)     (661.3)
                                                                                             ----------- -----------
                                                                                             $1,009.9    $1,048.3
                                                                                             =========== ===========

The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (In millions of dollars, except per share information)

                                                                                   Years Ended December 31,
                                                                           -----------------------------------------
                                                                               2006          2005          2004
                                                                           ------------- ------------- -------------
Net sales:
  Forest products                                                          $  140.0      $  181.8      $  202.1
  Real estate                                                                 104.9         178.3          94.8
  Racing                                                                       46.6          46.3          50.6
                                                                           ------------- ------------- -------------
                                                                              291.5         406.4         347.5
                                                                           ------------- ------------- -------------
Cost and expenses:
  Cost of sales and operations:
    Forest products                                                           117.1         146.3         150.1
    Real estate                                                                36.4          52.0          31.7
    Racing                                                                     40.9          40.1          42.7
Selling, general and administrative expenses                                   56.3          72.3          71.7
Gains on sales of timberlands and other assets                                (11.6)         (0.3)         (0.1)
Impairment of assets                                                             .7           4.6             -
Depreciation, depletion and amortization                                       33.6          35.9          37.1
Reversal of net investment in Kaiser                                         (430.9)            -             -
                                                                           ------------- ------------- -------------
                                                                             (157.5)        350.9         333.2
                                                                           ------------- ------------- -------------
Operating income (loss):
  Forest products                                                              (9.1)        (13.4)          5.4
  Real estate                                                                  37.4          89.0          29.7
  Racing                                                                       (4.6)         (4.1)         (3.1)
  Corporate, including reversal of net investment in Kaiser                   425.3         (16.0)        (17.7)
                                                                           ------------- ------------- -------------
                                                                              449.0          55.5          14.3
Other income (expense):
  Investment and interest income                                                7.4          17.5           8.6
  Other income                                                                  2.2           1.1           4.2
  Interest expense                                                            (81.1)        (74.4)        (71.8)
  Amortization of deferred financing costs                                     (6.6)         (3.8)         (2.2)
                                                                           ------------- ------------- -------------
Income (loss) before income taxes and cumulative effect of
  accounting change                                                           370.9          (4.1)        (46.9)
Benefit for income taxes                                                        4.2           0.1           0.3
                                                                           ------------- ------------- -------------
Income (loss) before cumulative effect of accounting change                   375.1          (4.0)        (46.6)
Cumulative effect of accounting change                                         (0.7)            -             -
                                                                           ------------- ------------- -------------
Net income (loss)                                                          $  374.4      $   (4.0)     $  (46.6)
                                                                           ============= ============= =============
Basic income (loss) per common and common equivalent share
before cumulative effect of accounting change                              $  67.77      $  (0.66)     $  (7.79)
Cumulative effect of accounting change                                        (0.13)            -             -
                                                                           ------------- ------------- -------------
Basic income (loss) per common and common equivalent
shares after cumulative effect of accounting change                        $  67.64      $  (0.66)     $  (7.79)
                                                                           ============= ============= =============
Diluted income (loss) per common and common equivalent
  share before cumulative effect of accounting change                      $   59.82     $  (0.66)     $  (7.79)
Cumulative effect of accounting change                                         (0.11)           -             -
                                                                           ------------- ------------- -------------
Diluted income (loss) per common and common equivalent
  share after cumulative effect of accounting change                       $   59.71     $  (0.66)     $  (7.79)
                                                                           ============= ============= =============

The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions of dollars)

                                                                                       Years Ended December 31,
                                                                                  ----------------------------------
                                                                                      2006       2005        2004
                                                                                  ---------- ----------- -----------
Cash flows from operating activities:
  Net income (loss)                                                               $   374.4  $    (4.0)  $    (46.6)
  Adjustments to reconcile net loss to net cash provided
    by (used for) operating activities:
    Reversal of net investment in Kaiser                                             (430.9)         -            -
    Depreciation, depletion and amortization                                           33.6       35.9         37.1
    Non-cash stock-based compensation (benefit) expense                                (2.0)       3.7          6.1
    Non-cash impairment charge                                                           .7        4.6            -
    Gains on sales and/or disposals of timberlands and other assets                   (11.6)      (0.3)        (0.1)
    Net losses (gains) on marketable securities                                        (2.2)      (6.6)         2.2
    Amortization of deferred financing costs and discounts on long-term debt            6.6        3.8          2.2
    Equity in loss (earnings) of unconsolidated affiliates, net of dividends
      received                                                                          0.4        1.0         (0.4)
    Increase (decrease) in cash resulting from changes in:
      Receivables                                                                      (2.8)       5.4         (0.8)
      Inventories                                                                     (15.3)      (1.1)         4.4
      Prepaid expenses and other assets                                                 7.0        0.5          1.5
      Accounts payable                                                                 (1.2)      (3.4)         2.5
      Accrued and deferred income taxes                                                (6.5)       0.2          0.2
      Other accrued liabilities                                                       (14.7)       8.1          1.6
      Accrued interest                                                                  2.9        1.0         (0.9)
      Long-term assets and long-term liabilities                                      (12.8)       4.6         17.7
      Other                                                                               -       (0.1)         0.2
                                                                                  ---------- ----------- -----------
         Net cash provided by (used for) operating activities                         (74.4)      53.3         26.9
                                                                                  ---------- ----------- -----------

Cash flows from investing activities:
  Net proceeds from dispositions of property and investments                           15.9        0.1          0.3
  Sales and maturities of marketable securities and other investments                 627.9      708.3        778.6
  Purchases of marketable securities and other investments                           (625.4)    (728.4)      (772.6)
  Net proceeds from restricted cash                                                     2.2        5.2         13.0
  Capital expenditures                                                                (15.6)     (19.7)       (32.7)
  Return of investment in joint venture                                                   -        0.8          2.1
  Other                                                                                   -        0.2          0.4
                                                                                  ---------- ----------- -----------
         Net cash provided by (used for) investing activities                           5.0      (33.5)       (10.9)
                                                                                  ---------- ----------- -----------

Cash flows from financing activities:
  Proceeds from issuances of long-term debt                                               -        38.0         5.4
  Proceeds from sale of Scopac Timber Notes held in the SAR Account                    31.8           -           -
  Principal payments on long-term debt                                                (67.9)      (32.1)      (48.1)
  Principal payments on Scopac Timber Notes held in the SAR Account                    11.1         9.5         5.0
  Borrowings under revolving and short-term credit facilities                          89.4        23.0        30.0
  Incurrence of deferred financing costs                                              (10.6)       (3.6)       (0.8)
  Treasury stock purchases                                                            (22.5)       (0.2)          -
                                                                                  ---------- ----------- -----------
         Net cash provided by (used for) financing activities                          31.3        34.6        (8.5)
                                                                                  ---------- ----------- -----------

Net increase (decrease) in cash and cash equivalents                                  (38.1)       54.4         7.5
Cash and cash equivalents at beginning of year                                         72.9        18.5        11.0
                                                                                  ---------- ----------- -----------
Cash and cash equivalents at end of year                                          $    34.8  $     72.9  $     18.5
                                                                                  ========== =========== ===========

The accompanying notes are an integral part of these financial statements.

                          MAXXAM INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                   (In millions, except per share information)

                                                                                  Years Ended December 31,
                                                                         -------------------------------------------
                                                                              2006          2005          2004
                                                                         ------------ -------------- ---------------
Preferred Stock ($.50 Par)
  Balance at beginning and end of year                                   $     0.3    $      0.3     $     0.3
                                                                         ============ ============== ===============
Common Stock ($.50 Par)
  Balance at beginning and end of year                                   $     5.0    $      5.0     $     5.0
                                                                         ============ ============== ===============
Additional Capital
  Balance at beginning and end of year                                   $   225.3    $    225.3     $   225.3
                                                                         ============ ============== ===============
Accumulated Deficit
  Balance at beginning of year                                           $  (670.4)   $   (666.4)    $  (619.8)
    Net income (loss)                                                        374.4          (4.0)        (46.6)
                                                                         ------------ -------------- ---------------
  Balance at end of year                                                 $  (296.0)   $   (670.4)    $  (666.4)
                                                                         ============ ============== ===============
Accumulated Other Comprehensive Income (Loss)
  Minimum pension liability adjustment, net of taxes                     $    11.1    $      0.1     $    (6.9)
  Reversal of other comprehensive income related to Kaiser                    85.3             -             -
  Other                                                                       (0.1)            -             -
  Unrealized gains (losses) on available-for-sale investments                  1.3          (0.1)         (1.7)
                                                                         ------------ -------------- ---------------
  Other comprehensive income (loss)                                           97.6             -          (8.6)
  Accumulated other comprehensive loss at beginning of year                  (96.6)        (96.6)        (88.0)
                                                                         ------------ -------------- ---------------
  Accumulated other comprehensive income (loss) at end of year           $     1.0    $    (96.6)    $   (96.6)
                                                                         ============ ============== ===============

Treasury Stock
  Balance at beginning of year                                           $  (124.9)   $   (124.7)    $  (124.7)
    Treasury stock purchases                                                 (22.5)         (0.2)            -
                                                                         ------------ -------------- ---------------
  Balance at end of year                                                 $  (147.4)   $   (124.9)    $  (124.7)
                                                                         ============ ============== ===============
Comprehensive Income (Loss)
  Net income (loss)                                                      $   374.4    $     (4.0)    $   (46.6)
  Other comprehensive income (loss)                                           97.6             -          (8.6)
                                                                         ------------ -------------- ---------------
  Total comprehensive income (loss)                                      $   472.0    $     (4.0)    $  (55.2)
                                                                         ============ ============== ===============

    The accompanying notes are an integral part of these financial statements.

                                 MAXXAM INC. AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 Index of Notes

Number   Description                                                        Page
1        Basis of Presentation and Summary of Significant Accounting Policies...
2        New Accounting Standards...............................................
3        Segment Information and Other Items....................................
4        Cash, Cash Equivalents, Marketable Securities and Other Investments....
5        Property, Plant and Equipment..........................................
6        Investments in Unconsolidated Affiliates...............................
7        Debt...................................................................
8        Income Taxes...........................................................
9        Employee Benefit and Incentive Plans...................................
10       Investment in Kaiser...................................................
11       Commitments and Contingencies..........................................
12       Stockholders' Deficit..................................................
13       Significant Acquisitions and Dispositions..............................
14       Supplemental Cash Flow and Other Information...........................
15       Quarterly Financial Information (Unaudited)............................

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

     MAXXAM Parent  conducts the substantial  portion of its operations  through its subsidiaries, which operate in three principal industries:

o    Forest  products,  through MAXXAM Group Inc. ("MGI") and MGI's wholly owned subsidiaries,  principally  The Pacific  Lumber Company  ("Palco"),  Scotia
     Pacific Company LLC ("Scopac"), Britt Lumber Co., Inc. ("Britt") and Scotia
     Development LLC ("SDLLC"). MGI and its subsidiaries engage primarily in the growing and harvesting of redwood and  Douglas-fir  timber,  the milling of logs into lumber and  related  operations  and  activities.  A  substantial portion of the Company's  consolidated  assets,  liabilities,  revenues and results of operations are attributable to the forest products subsidiaries.
     On  January  18,  2007,  Palco,  Scopac,  Britt,  SDLLC and  Palco's  other subsidiaries (the "Debtors") filed for  reorganization  under Chapter 11 of
     the  United  States   Bankruptcy   Code  (the   "Bankruptcy   Code").   See
     "-Reorganization  Proceedings  of Palco  and its  Subsidiaries"  below  for further information.

o    Real estate  investment and  development,  through MAXXAM Property  Company
     ("MPC") and other wholly  owned  subsidiaries  of the  Company,  as well as
     joint  ventures.   These  subsidiaries  are  engaged  in  the  business  of
     residential  and  commercial  real  estate   investment  and   development,
     primarily  in  Arizona,  California,   Puerto  Rico  and  Texas,  including
     associated golf course or resort operations in certain locations,  and also own several commercial real estate properties that are subject to long-term lease  arrangements.  A substantial  portion of the Company's  consolidated cash flows are attributable to the real estate subsidiaries.

o    Racing  operations,  through Sam Houston Race Park, Ltd. ("SHRP,  Ltd."), a
     Texas limited partnership wholly owned by the Company.  SHRP, Ltd. owns and operates a Texas Class 1 pari-mutuel  horse racing  facility in the greater
     Houston  metropolitan area, and a pari-mutuel  greyhound racing facility in
     Harlingen, Texas.

     In addition to the above, the Company  previously  owned 50,000,000  common shares (the "Kaiser Shares") of Kaiser Aluminum  Corporation  ("Kaiser"),  which represented approximately 63% of Kaiser's common stock. In July 2006, the Kaiser
Shares were cancelled as part of Kaiser's Chapter 11 plan of reorganization.  As a result,  the Company no longer has any  ownership  interest in or  affiliation with Kaiser. See the  "Deconsolidation  of Kaiser" below and Note 10 for further information regarding this matter.

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
than the majority owner.

     Financial Reporting by Entities in Reorganization under the Bankruptcy Code

     On  January  18,  2007,  (The  "Filing  Date") the  Debtors  (Palco and its
subsidiaries) filed for reorganization  under Chapter 11 of the Bankruptcy Code.
As a result,  the Company  expects to  discontinue  consolidating  the  Debtors'
financial  results  beginning  January 18,  2007,  and begin  reporting  its net investment  in the  Debtors  using  the  cost  method.  See the  "Reorganization
Proceedings of Palco and its Subsidiaries" section below for further information regarding the status of the Debtors' reorganization proceedings.

     Under generally accepted accounting principles,  entities in reorganization proceedings under the Bankruptcy Code generally  continue to apply the financial reporting  principles they applied before filing petitions;  accordingly,  these consolidated  financial  statements  do not  reflect  changes  in  the  Debtors'
financial  condition  that may result from the Bankruptcy  Cases.  The automatic stay  provisions of Chapter 11 of the  Bankruptcy  Code make it  unnecessary  to reclassify  prepetition  long-term liabilities as of the Filing Date even though prepetition creditors might demand payment or there is a violation of a covenant in the debt  agreement.  Additionally,  debt  discounts as well as debt issuance costs on debts that are not subject to compromise, such as fully secured claims, should not be adjusted.  Accordingly,  the Debtors'  long-term debt obligations, except for the Palco Term Loan (as defined below),  where the  Borrowers did not meet the required minimum  EBITDA  maintenance  covenant for the three  months ended  December 31,
2006,  have  been  classified  according  to  their  contractual  terms  in  the
accompanying   consolidated   financial   statements  and  there  have  been  no
adjustments  made to debt  discounts,  or debt issuance costs as a result of the reorganization proceedings.

     Deconsolidation of Kaiser

     On February  12,  2002,  Kaiser and certain of its  subsidiaries  filed for reorganization under Chapter 11 of the Bankruptcy Code. As a result, the Company discontinued  consolidating  Kaiser's  financial results beginning  February 12,
2002, and began reporting its investment in Kaiser using the cost method,  under which  the  investment  was  reflected  as a  single  amount  on  the  Company's consolidated  balance  sheet and the recording of earnings or losses from Kaiser was discontinued after February 11, 2002.

     Kaiser's plan of  reorganization  provided for the cancellation of Kaiser's
equity,   including  the  Company's  Kaiser  Shares,  without  consideration  or obligation.  Kaiser's plan of  reorganization  became effective on July 6, 2006, and Kaiser emerged from bankruptcy.  As a result,  the Company no longer has any ownership  interest in or affiliation  with Kaiser.  Since the Company's  Kaiser
Shares  were  cancelled  without  obligation,  the Company  reversed  the $516.2 million  of  losses  in  excess  of its  investment  in  Kaiser  along  with the accumulated  other  comprehensive  losses of $85.3  million  related  to Kaiser, resulting in a net gain of $430.9  million,  recognized  in the third quarter of
2006. As a result of the  cancellation  of the Company's  Kaiser Shares in 2006, the  Company  expects  it will  take a  worthless  stock  deduction  on its 2006 consolidated  federal income tax return.  However,  it is uncertain  whether the deduction  meets  certain  criteria  required  for asset  recognition  purposes.
Accordingly,   the  Company  has  not  recorded  the   resulting  tax  asset  of
approximately  $135.8 million in its  consolidated  balance sheet as of December
31, 2006.

Reorganization Proceedings of Palco and its Subsidiaries (subsequent event)

     On  January  18,  2007,  Palco  and its  five  wholly  owned  subsidiaries, including  Scopac,  filed  separate  voluntary  petitions  in the United  States
Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court") for
reorganization  under Chapter 11 of the Bankruptcy  Code. The six companies that filed for  voluntary  protection  are  Palco,  Britt,  SDLLC,  Salmon  Creek LLC
("Salmon  Creek")  and Scotia Inn  ("Scotia  Inn") ( the  "Palco  Debtors")  and
Scopac.  The  proceedings  of the  Debtors are  collectively  referred to as the
"Bankruptcy Cases." For purposes of these financial statements, the term "Filing
Date" shall mean  January  18,  2007.  The  Bankruptcy  Cases are being  jointly administered, with the Debtors managing their business in the ordinary course as debtors-in-possession  subject to the control and  supervision of the Bankruptcy
Court.

     The filing of the Bankruptcy Cases was precipitated by liquidity shortfalls at Palco and Scopac and their resultant  inability to make January 2007 interest payments on their respective debt  obligations,  arising from regulatory  restrictions  and limitations on timber harvest,  increased  timber  harvesting costs and cyclical lumber  prices.  Both  Scopac  and Palco  undertook  various  efforts in 2006 to
generate   additional   liquidity  to  satisfy  their  respective  debt  service
obligations; however, the cash generated from their efforts, together with their cash  flows  from  operations,  was not  sufficient  to cover  their  respective interest payment shortfalls in January 2007.

     Scopac's  indebtedness consists of its 6.55% Class A-1, 7.11% Class A-2 and
7.71% Class A-3 Timber Collateralized Notes due 2028 (the "Scopac Timber Notes")
($713.8  million  principal  outstanding  as of December 31, 2006) and a line of credit with a group of banks pursuant to which Scopac was permitted to borrow to pay interest on the Scopac  Timber  Notes (the  "Scopac Line of Credit")  ($36.2
million  principal  outstanding as of December 31, 2006), and each being secured by (i) Scopac's  timber,  timberlands and timber rights,  (ii) certain  contract rights and other assets,  (iii) the proceeds of the foregoing and (iv) the funds held by the  Trustee in various  accounts  related to the Scopac  Timber  Notes.
Annual   interest   obligations   related  to  Scopac's  debt   facilities  were
approximately  $55.4  million as of December  31,  2006.  See Note 7 for further information regarding Scopac's debt obligations.

     Palco's  indebtedness  consists of a five-year  $85.0 million  secured term loan (the "Palco Term Loan") ($84.3 million principal outstanding as of December
31, 2006) and a five-year $60.0 million  secured  asset-based  revolving  credit facility (the "Palco  Revolving Credit  Facility")  ($24.1 million of borrowings outstanding  and $13.7  million of letters of credit  issued as of December  31,
2006).  These  facilities  are  secured by the stock of Palco  held by MGI,  and substantially  all of the assets of the Palco Debtors (other than Palco's equity interest in Scopac).  Annual interest  obligations  related to Palco's long-term debt obligations were  approximately  $17.1 million as of December 31, 2006. See
Note 7 for further information regarding Palco's debt obligations.

     The Debtors'  overall  objectives in the Bankruptcy Cases are to achieve an operational and financial  restructuring of each of the Debtors'  long-term debt obligations  in view of estimated  lower harvest  levels,  increased  regulatory compliance costs, cyclical lumber prices, and also to continue their businesses.
There  can be no  assurance  that  the  Debtors  will be able  to  attain  these objectives and achieve a successful operational and financial reorganization. In the event the Debtors are unsuccessful in attaining a successful operational and financial  reorganization,  the  Debtors  could be  forced to  surrender  all or substantially  all of their  assets  to  their  creditors.  Many of the  matters discussed elsewhere in this document could adversely affect the Debtors' ability to achieve a financial  restructuring.  The outcome of the  Bankruptcy  Cases is impossible to predict and could have a material adverse effect on the businesses of the Debtors, on the interests of creditors, and on the Company.

     As provided by the Bankruptcy  Code, each of the Debtors  generally has the exclusive right to propose a plan of  reorganization  the Exclusivity  Period, a
120 day period  following  the date of filing of the  Bankruptcy  Cases,  unless certain statutory exceptions apply to the Bankruptcy Court orders otherwise. For instance,  a group of holders of Scopac Timber Notes has filed a motion that, if granted,  might have the effect of shortening the Exclusivity Period.  Palco and
Scopac have each engaged The Blackstone Group  ("Blackstone")  to serve as their financial advisor and assist in the  developmentor a plan of reorganization  for
Palco and for Scopac. If the Debtors fail to file such plan(s) of reorganization during the Exclusivity Period or any extension thereof,  or such plan(s) are not accepted by the  requisite  number of creditors and equity  holders  entitled to vote on the plan(s),  other parties in interest in the  Bankruptcy  Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

     As a result of the  commencement of the Bankruptcy  Cases,  the outstanding principal of, and accrued  interest on, all long-term debt of the Debtors became immediately  due and  payable.  However,  the vast  majority  of the  claims  in existence  at the Filing  Date  (including  claims  for  principal  and  accrued interest on the Debtors' indebtedness,  and substantially all legal proceedings)
are stayed  (deferred)  while the Debtors  continue to operate the businesses as debtors-in-possession.  Accordingly,  the Debtors'  long-term debt  obligations, except for the Palco Term Loan,  where the  Borrowers' did not meet the required minimum  EBITDA  maintenance  covenant for the three  months ended  December 31,
2006,  have been classified in accordance  with their  contractual  terms in the accompanying  consolidated  financial  statements.  The  Bankruptcy  Court  has, however,  upon motion by the Debtors,  permitted the Debtors to pay or otherwise honor certain  unsecured  pre-Filing Date claims,  including  employee wages and benefits and  customary  claims in the ordinary  course of business,  subject to certain  limitations.  The  Debtors  also  have the  right to  assume  or reject executory  contracts,  subject to  Bankruptcy  Court  approval and certain other limitations.  In this  context,  "assumption"  means that the  Debtors  agree to perform their  obligations and cure certain existing defaults under an executory contract  and  "rejection"  means  that the  Debtors  are  relieved  from  their obligations to perform further under an executory  contract and are subject only to a claim for damages and the breach thereof.  Any claim for damages  resulting from the  rejection of an executory  contract is treated as a general  unsecured claim in the Bankruptcy Cases.

     The Debtors anticipate that substantially all liabilities of the Debtors as of the Filing Date will be resolved under one or more plans of reorganization to be proposed  and voted on in the  Bankruptcy  Cases and in  accordance  with the provisions of the Bankruptcy Code.  However,  there can be no assurance that the liabilities of the Debtors will not be ultimately found to exceed the fair value of its assets. If a Debtor's creditors are not paid in full, the Bankruptcy Code provides that a Debtor's equity holder will not be entitled to retain its equity interest,  unless certain exceptions apply. If the liabilities of one or more of the  Debtors  are  ultimately  found to exceed the fair  value of their  assets, claims of creditors could be paid at less than 100% of their face value. In that event,  Palco could lose all or a material  portion of its equity  ownership  in
Scopac and Palco's other subsidiaries,  MGI could lose all or a material portion of its  equity  ownership  in  Palco,  or the  value  of such  equity  ownership interests  could be  diluted,  impaired  or  eliminated.  There  is  substantial uncertainty  as to when the Debtors will be able to file such  plan(s),  and the
Debtors'  efforts to obtain approval of such plan(s) by the creditors and equity holders  entitled  to vote on the  plan(s),  and to obtain  confirmation  by the
Bankruptcy Court of such plan(s), may not be successful.

     The financial  information of the Debtors contained herein and consolidated with the Company's  results has been prepared on a "going concern" basis,  which contemplates the realization of assets and the liquidation of liabilities in the ordinary  course of business;  however,  as a result of the  commencement of the
Bankruptcy  Cases, such realization of assets and liquidation of liabilities are subject  to  a  significant  number  of  uncertainties.  Specifically,  but  not all-inclusive,  the  financial  information  of the  Debtors  for the year ended
December 31, 2006,  contained herein does not present:  (a) the realizable value of  assets  on a  liquidation  basis,  (b)  the  estimated  costs  and  expenses associated  with the Bankruptcy  Cases,  (c) the amount that will  ultimately be paid to  settle  liabilities  and  contingencies  which  may be  allowed  in the
Bankruptcy  Cases,  or (d)  the  effect  of any  changes  that  may be  made  in connection  with the  Company's  investment  in the Debtors or with the Debtors'
operations  resulting  from a plan of  reorganization.  Because  of the  ongoing nature of the Bankruptcy Cases, the discussions and financial information of the
Debtors contained herein are subject to material uncertainties.

     Financial Difficulties of Forest Products Entities

     Future Harvest Levels
     Scopac  has  conducted  extensive  reviews  and  analyses  of  its  assets, operations  and future  prospects.  As a result of these  extensive  reviews and analyses  Scopac has concluded  that, in the absence of  significant  regulatory relief and  accommodations,  its future  annual timber  harvest  levels and cash flows from operations for the  foreseeable  future will be  substantially  below both historical  harvest levels and the minimum levels  necessary to satisfy the principal and interest  specified by the Scopac Indenture.  Scopac has estimated that its average annual  harvest  levels over the ten-year  period that began in
2006 is not  likely to exceed  95  million  board  feet per year.  This  revised estimated  harvest level reflects  Scopac's  further  analysis of the cumulative
impact  of  ongoing  regulatory  limitations,   watershed   prescriptions,   the
requirements of its comprehensive  multi-species  habitat conservation plan (the
"HCP") and other matters,  and is based on a number of  assumptions  that may or may not  prove to be  accurate.  Actual  harvest  levels  are  expected  to vary significantly from year to year. Moreover, the average annual harvest level over the ten-year period could be even lower due to, among other things,  the various matters discussed elsewhere in this document.

     Regulatory Matters

     Regulatory and environmental  matters as well as legal actions have had and are expected to continue to have a significant  adverse  effect on the Company's forest products  operations and liquidity.  The ability to harvest Scopac Timber
(as  defined  below)  depends  in large  part upon  Scopac's  ability  to obtain regulatory approval of its timber harvest plans ("THPs"). Scopac has experienced difficulties  and delays in the approval of its THPs as the result of regulatory and litigation challenges and expects these challenges to persist. The foregoing matters have resulted in declines in actual and expected harvest levels and cash flows,  significant  increases in the cost of logging  operations  and increased costs related to timber harvest litigation,  all of which have severely impacted the historical  cash flows of both Palco and Scopac.  These adverse  effects are expected to continue. The timber on the timberlands owned by Scopac (the "Scopac
Timberlands")  and the timber  that  Scopac has the  exclusive  right to harvest
("Scopac Timber Rights") is collectively referred to as the "Scopac Timber". The timberlands  in respect of the Scopac  Timber  are  referred  to as the  "Scopac
Timber Property".  The Scopac Timber Property and the timberlands owned by Palco and Salmon Creek are referred to as the "Palco Timberlands."

     Scopac Liquidity
     As noted  above,  in the  absence  of  significant  regulatory  relief  and accommodations,  Scopac's  annual  timber  harvest  levels  and cash  flows from operations  will,  for the  foreseeable  future,  be  substantially  below  both historical  levels and the minimum  levels  necessary to allow Scopac to satisfy the principal and interest payment specified by the Scopac Indenture.

     In an effort to address expected future interest payment shortfalls, Scopac in 2005 initiated a program to sell certain  timberland  properties,  as well as various  non-timberland  properties,  such as ranchlands and recreational  areas
(the  "Scopac  Land Sale  Program").  The  Scopac  Land Sale  Program  generated proceeds of $13.1 million during 2006, however,  the proceeds generated from the
Scopac Land Sale Program,  together  with other  available  liquidity,  were not sufficient to cover the expected  interest payment  shortfall on the January 20,
2007, Scopac Timber Notes payment date.

     Scopac experienced  liquidity  shortfalls during 2006. On the Scopac Timber
Notes payment date in January 2006, Scopac used its existing cash resources, all of the  remaining  funds  available  under the Scopac  Line of  Credit,  and the additional funds made available from a $2.3 million timber/log  purchase by MGI, to pay all of the $27.7  million of interest due ($25.8  million net of interest due in respect of Scopac Timber Notes held in the Scheduled Amortization Reserve
Account; "SAR Account"). Using funds held in the SAR Account, Scopac also repaid
$19.3  million of  principal on the Scopac  Timber  Notes ($11.9  million net of principal  in  respect  of  Scopac  Timber  Notes  held in the SAR  Account)  in accordance with Scheduled Amortization.  "Scheduled  Amortization" is the amount of  principal  that Scopac must pay (on a cumulative  basis)  through any Scopac
Timber Notes payment date in order to avoid  prepayment or deficiency  premiums.
See Note 7, "-Scopac Timber Notes" for further  information  regarding Scheduled
Amortization and the SAR Account.

     In April  2006,  Scopac and MGI  consummated  a  timber/log  purchase  that provided  Scopac  $2.1  million of  additional  liquidity  to pay its  operating expenses.

     On the Scopac  Timber  Notes  payment  date in July 2006,  Scopac  used its existing cash  resources,  all of the remaining funds available under the Scopac
Line of Credit, $10.2 million of funds from the Scopac Land Sale Program, a $3.7 million  timber/log  purchase by MGI,  and a $2.1  million  early log payment by
Palco to pay all of the $27.1  million of  interest  due ($25.4  million  net of interest due in respect of Scopac Timber Notes held in the SAR Account).  Scopac also repaid $10.0  million of principal on the Scopac Timber Notes ($6.2 million net of principal in respect of Scopac Timber Notes held in the SAR Account),  an amount equal to Scheduled Amortization, using funds held in the SAR Account.

     As the January 2007 Scopac Timber Notes payment date approached,  it became apparent  to Scopac  that it would  not have  sufficient  liquidity  to make the interest payment. The failure of Scopac to pay all of the interest on the Scopac
Timber  Notes  when due  constitutes  an event of  default  under the  indenture governing  the  Scopac  Timber  Notes  ("Scopac  Indenture").  In the event of a failure to pay interest on the Scopac Timber Notes in full when due, the trustee under the Scopac Indenture (the "Trustee") or the holders of at least 25% of the aggregate  outstanding principal amount of the Scopac Timber Notes were entitled to cause all principal,  interest and other amounts related to the Scopac Timber
Notes  to  become  immediately  due  and  payable.  In the  event  of  any  such acceleration,  the Agent  under the Scopac  Line of Credit was also  entitled to accelerate the advances then outstanding  thereunder.  If such  accelerations of
Scopac  Timber  Notes  and/or  advances  under the Scopac Line of Credit were to occur,  the  Trustee  was  entitled  to  exercise  all  rights  under the Scopac
Indenture  and  related  security  documents,  including  applying  funds to pay accelerated  amounts,  and selling  the Scopac  Timberlands,  the Scopac  Timber
Rights  and  Scopac's  other  assets  and  using  the  proceeds  thereof  to pay accelerated  amounts.  Based  upon  a  review  of  its  alternatives  under  the circumstance  and  consultation  with its legal  advisors,  on January 18, 2007,
Scopac  elected  to  file  for  voluntary  protection  under  Chapter  11 of the
Bankruptcy Code. As a result of the commencement of the Bankruptcy Cases, lender claims  are  stayed  (deferred)  while  the  Debtors  continue  to  operate  the businesses as debtors-in-possession.

     Scopac has been authorized by the Bankruptcy Court to fund budgeted ongoing operating and  bankruptcy-related  costs using  operating  cash flow and, to the extent needed,  funds available in the SAR Account (subject to no more than $5.0 million in withdrawals from the SAR Account being outstanding at any given time.
If these  sources  of  liquidity  are not  adequate,  and if Scopac is unable to obtain  additional  sources of  liquidity  and the  necessary  Bankruptcy  Court approval to utilize such additional sources of liquidity, Scopac may not be able to continue  operations  and  reorganize  successfully  under  Chapter 11 of the
Bankruptcy Code.

     Palco Liquidity

     As of December 31, 2005, and June 30, 2006, Palco and Britt were in default under the prior  Palco-Britt  term loan and prior  Palco-Britt  revolving credit
facility  (the  "Prior  Palco-Britt   Facilities")  due  to  financial  covenant
breaches.  In the first half of 2006,  additional  liquidity was needed at Palco and Palco  borrowed  an  aggregate  of $20.0  million  from MGI to meet its cash shortfalls.

     On July 18, 2006,  Palco and Britt, as Borrowers,  closed on the Palco Term
Loan, a five-year $85.0 million  secured term loan (the "Palco Term Loan"),  and
the  Palco  Revolving  Credit  Facility,   a  five-year  $60.0  million  secured
asset-based  revolving credit facility (the "Palco Revolving Credit  Facility"), and terminated the Prior Palco-Britt  Facilities.  The Palco Term Loan was fully funded at closing.  The Palco Term Loan and the Palco Revolving  Credit Facility
required  MGI to provide a $10.0  million  subordinated  loan to the  Borrowers, which was also funded at closing. The Borrowers used approximately $56.5 million of the  Palco  Term Loan to pay off the Prior  Palco-Britt  Facilities  and cash collateralize  previously-existing  letters of credit;  and $6.0  million to pay transaction  costs.  The remaining  $32.5 million of loan proceeds were used for general  corporate  purposes.  As  of  December  31,  2006,  $84.3  million  was outstanding  under the Palco Term Loan,  and $24.1  million of  borrowings  were outstanding  and $13.7  million of letters of credit were issued under the Palco
Revolving Credit Facility.

     The Borrowers did not meet the required minimum EBITDA maintenance covenant for the  three-month  period  ended  September  30,  2006,  due to an  unplanned severance charge and a legal  settlement.  On November 20, 2006, MGI made a loan to Palco, enabling the Borrowers to exercise their cure right under the two debt facilities.  The  Borrowers  also  notified  the lenders  that  changing  market conditions  and other  factors  would  likely  adversely  affect the  Borrowers'
ability to comply  with the  financial  covenants  at  December  31, 2006 and in future periods.

     The Borrowers did not meet the required minimum EBITDA maintenance covenant for the three-month period ended December 31, 2006. Accordingly,  the Palco Term
Loan has been reclassified as a current liability in the Company's  consolidated balance sheet.

     In January 2007, Palco did not have sufficient  liquidity to pay all of the interest  due on the Palco  Term Loan.  Based upon a review of its  alternatives under the circumstance, and consultation with its legal advisors, on January 18,
2007,  Palco  elected to file for voluntary  protection  under Chapter 11 of the
Bankruptcy Code. As a result of the commencement of the Bankruptcy Cases, lender claims  are  stayed  (deferred)  while  the  Debtors  continue  to  operate  the businesses as debtors-in-possession.

     The liquidity  shortfalls  experienced  by Palco  throughout  2005 and 2006
resulted   primarily  from  reduced  log  supply  from  Scopac  and  operational
inefficiencies   related  to  Palco's  Scotia  sawmill.   Additional   liquidity
shortfalls are expected in 2007. Additionally, in 2006, Palco initiated an asset sale program  ("Palco Asset Sale Program"),  including real property  associated with Palco's  former  Fortuna and Carlotta  sawmills  and  Palco-owned  homes in
Scotia,  California with the objective of reducing  Palco's overall debt levels.
The Palco Asset Sale  Program did not  generate any cash flow in 2006 and is not expected to generate  liquidity in 2007 as, among other  things,  a  substantial portion  of the  properties  must  be  subdivided  and/or  rezoned  before  such properties can be sold.

      The Palco Debtors estimate that they will have liquidity shortfalls in
2007. The Palco Debtors are pursuing discussions with lenders in an effort to obtain debtor-in-possession financing in order to have sufficient liquidity to fund the Palco Debtors' ongoing operating cash needs, including bankruptcy-related costs. The Palco Debtors may not be successful in obtaining additional liquidity or the necessary Bankruptcy Court approval, in which case the Palco Debtors may not be able to continue operations and reorganize successfully under Chapter 11 of the Bankruptcy Code.

     Potential  Impact on Registrant and Certain Related Entities The Bankruptcy
Cases,  and the liquidity  issues being  experienced by Scopac and Palco,  could result in claims against and could have adverse impacts on MAXXAM Parent and its affiliates,  including  MGHI and/or MGI.  For example,  under ERISA,  if Palco's pension  plan  were  to be  terminated,  MAXXAM  Parent  and  its  wholly  owned subsidiaries would be jointly and severally liable for any unfunded pension plan obligations. The unfunded termination obligation attributable to Palco's pension plan as of December 31, 2006,  is  estimated  to have been  approximately  $23.0 million based upon annuity placement  interest rate assumptions as of such date.
In  addition,  it is possible  that certain  transactions  could be completed in connection with a potential restructuring or reorganization of the Debtors, such as a sale of all or a portion of the equity ownership in the Debtors,  a sale of a substantial  portion of the Debtors'  assets and/or a cancellation  of some or all of the Debtors' indebtedness,  which could require the utilization of all or a substantial portion of, or the loss of a significant portion of, the Company's net operating  losses or other tax  attributes  for federal and state income tax purposes  and could  require  tax  payments.  In  addition,  the  Company may be required to establish  certain  deferred tax  liabilities as a result of loss of control of the Debtors effective as of the Filing Date.

     The  following  condensed  pro forma  financial  information  reflects  the results of  operation  of the Company,  excluding  the  Debtors,  for the period presented (in millions):

                                                                  Year Ended
                                                                  December 31,
                                                                    2006
                                                              ----------------
Revenues                                                      $      151.5
Costs and expenses                                                  (140.4)
Reversal of net investment in Kaiser                                 430.9
                                                              ----------------
Operating income (loss)                                              442.0
Debtors' loss                                                        (79.0)
Other income (expenses), net                                           7.9
Cumulative effect of accounting change                                (0.7)
Income tax benefit                                                     4.2
                                                              ----------------
Net income                                                    $      374.4
                                                              ================

     The   following   condensed   pro  forma   financial   data   reflects  the
deconsolidation of the Debtors, as of the date presented (in millions):

                                                                     As of
                                                                  December 31,
                                                                     2006
                                                              ------------------
Current assets                                                $      183.4
Property, plant, and equipment, net                                  228.8
Other assets                                                         158.6
                                                              ------------------
                  Total assets                                $      570.8
                                                              ==================
Current liabilities                                                   36.0
Long-term debt, less current maturities                              215.5
Other liabilities                                                     12.8
Net investment in Debtors(1)                                         518.3
                                                              ------------------
                  Total liabilities                                  782.6
Stockholder's deficit                                               (211.8)
                                                              ------------------
                  Total liabilities and stockholder's deficit $      570.8
                                                              ==================

(1)  This amount  represents  the net book value of the  Debtors'  assets  minus
     liabilities  stated  in  accordance  with  generally  accepted   accounting
     principles.

     Use of Estimates and Assumptions

     The  preparation  of financial  statements  in accordance  with  accounting principles  generally  accepted in the United States of America requires the use of estimates and assumptions  that affect (i) the reported amounts of assets and liabilities,  (ii) the disclosure of contingent  assets and liabilities known to exist as of the date the  financial  statements  are  published,  and  (iii) the
reported  amount  of  revenues  and  expenses   recognized  during  each  period
presented.   The  Company  reviews  all  significant   estimates  affecting  its
consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to filing the consolidated  financial statements with the Securities and Exchange  Commission  (the "SEC").  Adjustments  made to estimates  often  relate  to  improved  information  not  previously  available.
Uncertainties   are  inherent  in  such   estimates  and  related   assumptions;
accordingly, actual results could differ materially from these estimates.

     Risks and  uncertainties  are inherent with respect to the ultimate outcome of Bankruptcy Cases and the matters  discussed in Note 11. Scopac's  estimate of its future harvest  levels is based on a number of  assumptions  that may or may
not  prove  to  be  accurate  and,   accordingly,   is  subject  to  significant
uncertainty.  The results of a  resolution  of such  uncertainties  could have a material effect on the Company's  consolidated  financial  position,  results of operations or liquidity. In addition, uncertainties related to the projection of future taxable income could affect the realization of the Company's deferred tax assets discussed in Note 8. Estimates of future benefit payments used to measure the Company's pension and other postretirement  benefit obligations discussed in
Note 9 are subject to a number of assumptions  about future  experience,  as are the estimated future cash flows projected in the evaluation of long-lived assets for possible  impairment.  To the extent there are material  differences between these  estimates  and  actual  results,  the  Company's  consolidated  financial position, results of operations and/or liquidity could be affected.

     Reclassifications

     Certain  reclassifications  totaling  $0.9  million have been made to prior years'  consolidated  financial  statements  to be  consistent  with the current year's presentation.

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
Costs  associated  with the  preparation  of the Company's HCP and its sustained yield plan ("SYP," and together  with the HCP, the  "Environmental  Plans") (see
Note 11) were  capitalized and are reflected in long-term  receivables and other assets. These costs are being amortized on a straight-line basis over 10 years.

     The carrying amounts of the Company's SYP and HCP intangible  assets are as follows (in millions):

                                                         December 31,
                                       ---------------------------------------
                                           2006         2005          2004
                                       ---------- -------------- -------------

SYP/HCP                                $ 8.3      $    8.3         $  8.3
Less: Accumulated amortization          (6.3)         (5.4)          (4.5)
                                       ---------- -------------- -------------
                                       $ 2.0      $    2.9         $  3.8
                                       ========== ============== =============

     The  Company   evaluates  its  intangible  assets  with  finite  lives  for impairment whenever events or changes in circumstances indicate that such assets might be impaired. The remaining useful subject of intangible assets with finite lives is evaluated annually to determine whether events or circumstances warrant changes in the estimated useful lives of such assets.

     Amortization  of intangible  assets for the years ended  December 31, 2006,
2005 and 2004, was $0.9 million per year. The estimated amortization expense for
2007 and 2008 is $0.9  million per year,  and $0.2  million for 2009.  Estimated amortization  will change if events or  circumstances  warrant  the  revision of estimated useful lives.

     Timber and Timberlands
     Timber and  timberlands  are stated at cost, net of accumulated  depletion.
Depletion  is  computed  utilizing  the  units-of-production  method  based upon estimates  of timber  quantities.  Periodically,  the  Company  will  review its depletion rates considering  currently  estimated  merchantable  timber and will adjust the depletion rates prospectively.

     Capital  expenditures  related  to  Scopac's  timber  properties  were $1.9 million,  $2.4 million and $3.0  million for the years ended  December 31, 2006,
2005 and 2004, respectively.  Depletion expense for the years ended December 31,
2006,  2005  and  2004,  was  $5.8  million,  $6.1  million  and  $8.2  million,
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

     The  Company  classifies   long-lived  assets  as  held-for-sale  when  the
following  conditions are satisfied:  (i) management commits to a plan to sell a long-term operating asset, (ii) the asset is available for immediate sale, (iii)
an active effort to locate a buyer is underway, and (iv) it is probable that the sale will be completed  within one year. The assets  classified as held-for-sale at December 31, 2006 and 2005 related  primarily to real estate  properties that are expected to be sold within a year.

     Gain and Loss Contingencies
     The Company is involved in various claims, lawsuits,  environmental matters and other  proceedings,  including  those  discussed  in Note 11.  Such  matters involve  uncertainty as to reasonably  possible  losses and potential  gains the
Company may  ultimately  realize when one or more future events occur or fail to occur.  The Company accrues and charges to income  estimated  losses  (including related  estimated  legal fees) from  contingencies  when it is probable (at the balance  sheet date) that an asset has been  impaired or liability  incurred and the amount of loss can be  reasonably  estimated.  The Company  recognizes  gain contingencies  when  realization  is considered  probable.  Differences  between estimates  recorded and actual  amounts  determined  in  subsequent  periods are treated as changes in  accounting  estimates  (i.e.,  they are  reflected in the financial  statements  in the period in which they are  determined to be losses, with no retroactive restatement).

     Environmental Remediation Obligations
     In 2001, Palco recorded an environmental remediation charge of $3.4 million
(of which $1.4  million is accrued at  December  31,  2006).  The  environmental accrual represents Palco's estimate of costs reasonably  expected to be incurred based on presently  enacted laws and  regulations,  currently  available  facts, existing technology, and Palco's assessment of the likely remediation actions to be taken.  Palco  incurred $0.1 million,  $0.2 million and $0.4 million of costs related to this remediation liability during 2006, 2005 and 2004,  respectively.
Based on management's best estimates given the current facts and  circumstances,
$1.0 million is expected to be incurred in 2007 and the  remaining  $0.4 million in future years.

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

     Stock-Based Compensation
     Under the  Company's  stock-based  compensation  plans,  stock  options and similar instruments may be granted to employees and outside directors at no less than the fair market value of the Company's common stock ("Common Stock") on the date of grant.  Grants generally vest ratably over a five-year period for grants to employees  and over a four-year  period for grants to outside  directors  and expire ten years after the grant date.  Grants have  generally  been  settled in cash upon exercise.

     Grants issued to employees and outside directors were previously  accounted for under the intrinsic value method of accounting as defined by APB Opinion No.
25  and  related  interpretations.   Effective  January  1,  2006,  the  Company
prospectively  adopted the fair value-based method of accounting for stock-based employee  compensation  as prescribed by SFAS No.  123(R),  Share Based Payments
("SFAS No. 123(R)") issued by the Financial Accounting Standards Board ("FASB"), and  recognized  a  $0.7  million  charge  in  January  2006,  representing  the cumulative  effect of the  accounting  change.  For the year ended  December 31,
2006,  the  Company  recognized  a  benefit  of $2.0  million  for  stock  based compensation  and for the years ended  December  31, 2005 and 2004,  the Company recognized  stock  compensation  expense  of  $3.7  million  and  $6.1  million, respectively. The 2006 benefit is the result of a decline in the market value of the  Company's  Common  Stock.  The 2005  expense  is  primarily  the  impact of additional  options  vesting during the fourth  quarter of 2005,  while the 2004 expense is the result of  additional  options  vesting  and an  increase  in the market  value of the  Company's  Common  Stock.  Stock  compensation  expense is adjusted as the market value of the  Company's  Common Stock  changes and awards vest.  Included in the  Consolidated  Balance  Sheet at  December  31, 2006 is a
liability for stock compensation of $7.2 million.

     The following  table  illustrates the pro forma effect on net loss and loss per share for the years ended December 31, 2005 and 2004, respectively,  had the
Company  accounted for its grants under the fair value method of accounting  (in millions, except per share information).

                                                                                   Years ended December 31,
                                                                            ----------------------------------------
                                                                                    2005                2004
                                                                            --------------------  ------------------
Net income (loss), as reported                                              $       (4.0)         $    (46.6)
  Add: Non-cash stock-based employee compensation expenses
    included in reported net income (loss), net of related tax effects               3.7                 6.1

  Deduct: Total stock-based employee compensation expense
    determined under the fair value method for all awards, net of
    related tax effects                                                             (3.7)               (6.5)
                                                                            -------------------  ------------------
Pro forma net income (loss)                                                 $       (4.0)        $     (47.0)
                                                                            ===================  ==================

Basic and diluted loss per share:
  As reported                                                               $      (0.66)        $     (7.79)
  Pro forma                                                                        (0.67)              (7.84)

     The fair value of grants  were  estimated  at each  reporting  date using a
Black-Scholes option-pricing model and the following assumptions:

                                                 Years Ended
                                                 December 31,
                                           -------------------------
                                               2005        2004
                                           ------------ ------------
Expected volatility                             38%          41%
Expected dividends                               -            -
Expected term (in years)                      6.44         6.63
Risk-free rate                                4.35%        3.63%
Weighted average fair value                $ 15.40      $ 13.47

     Per Share Information
     Basic earnings (loss) per share is calculated by dividing net income (loss)
by the weighted average number of common shares  outstanding  during the period, including the weighted  average  impact of any shares of Common Stock issued and treasury stock acquired  during the year from the date of issuance or repurchase
and  the  dilutive  effect  of  the  Company's  Class  A  $0.05   Non-Cumulative
Participating  Convertible Preferred Stock ("Class A Preferred Stock"), which is convertible  into Common Stock.  Diluted  earnings per share  calculations  also include the dilutive effect of common and preferred stock options.

                                                                   2006          2005         2004
                                                               ------------- ------------- -----------
Weighted average number of common shares outstanding-basic      5,534,981     5,972,180      5,976,467
  Effect of dilution(1):
  Conversion of Class A Convertible Preferred Stock               668,119             -(1)           -(1)
  Exercise of stock options                                        67,104             -(1)           -(1)
                                                               ------------- ------------- -----------
Weighted average number of common shares outstanding-diluted    6,270,204     5,972,180      5,976,467
                                                               ============= ============= ===========

     (1) The Company had a loss for the years ended  December 31, 2005 and 2004;
the Class A  Preferred  Stock and options  were  therefore  not  included in the computation  of  earnings  per  share  for the  period  as the  effect  would be anti-dilutive.

     Accumulated Other Comprehensive Income (loss)

     Accumulated  Other  Comprehensive  Income (loss)  ("AOCI")  consists of the following (in millions):

                                                                                                December 31,
                                                                                         ---------------------------
                                                                                             2006           2005
                                                                                         ------------- -------------
AOCI related to Kaiser                                                                   $     -       $   (85.3)
Minimum pension liability, net of related income tax effects of $2.9 million                 0.8           (10.3)
Unrealized gains (losses) on available-for-sale investments                                  0.6            (0.7)
Other                                                                                       (0.4)           (0.3)
                                                                                         ------------- -------------
                                                                                         $   1.0       $   (96.6)
                                                                                         ============= =============

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

     Exchanges of Nonmonetary Assets
     In December  2004,  the FASB issued SFAS No. 153,  Exchanges of Nonmonetary
Assets,  an  amendment of APB Opinion No. 29 ("SFAS No.  153").  SFAS No. 153 is
based on the principle that  exchanges of nonmonetary  assets should be measured based on the fair value of the assets exchanged. The adoption of SFAS No. 153 on
January 1, 2006, did not have an impact on the Company's  consolidated financial statements.

     Accounting Changes and Error Corrections
     In May 2005,  the FASB issued SFAS No.  154,  Accounting  Changes and Error
Corrections  ("SFAS No.  154") which  changes  the  requirements  applicable  to accounting for, and reporting of, a change in accounting principle. SFAS No. 154 requires retrospective  application of a change in accounting principle to prior periods'  financial  statements,  unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for  accounting  changes and  corrections  of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 on January
1,  2006,  did not  have  an  impact  on the  Company's  consolidated  financial statements.

     Accounting for Uncertainty in Income Taxes
     In June 2006, the FASB issued FASB  Interpretation  No. 48, "Accounting for
Uncertainty in Income Taxes" ("FIN No. 48"),  which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that a company recognize in its  consolidated  financial  statements  the impact of a tax position that will more likely than not be sustained upon examination based on the technical merits of the position.  FIN 48 is effective for the Company's  calendar year beginning
January 1, 2007. Any cumulative  effect  recorded as a result of adopting FIN 48 will be recorded as an adjustment to opening retained earnings. The Company does not expect the impact of adoption of this statement to have a material impact on its consolidated financial statements.

     Fair Value Measurements
     In September  2006,  the FASB issued SFAS No. 157, Fair Value  Measurements
("SFAS No. 157"), which is intended to increase consistency and comparability in fair value  measurements  by defining fair value,  establishing  a framework for measuring fair value, and expanding  disclosures about fair value  measurements.
SFAS No. 157 is  effective  for  financial  statements  issued for fiscal  years beginning  after  November 15,  2007,  and interim  periods  within those fiscal years.  The Company will adopt SFAS No. 157 on January 1, 2008,  and has not yet determined the impact, if any, on its consolidated financial statements.

     Employers'  Accounting for Defined Benefit Pension and Other Postretirement
Plans
     In September 2006, the FASB issued SFAS No. 158, Employers'  Accounting for
Defined  Benefit Pension and Other  Postretirement  Plans," an amendment of FASB
Statements  No. 87, 88, 106,  and 132(R)  ("SFAS No.  158"),  which  requires an employer to recognize the overfunded or underfunded  status of a defined benefit postretirement  plan as an asset or  liability  in its  statement  of  financial position,  and to recognize through  comprehensive income changes in that funded status in the year in which the  changes  occur.  Additionally,  it  requires an employer  to measure  the  funded  status of a plan as of the date of its fiscal year-end, with limited exceptions. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006;  however,  the requirement to measure plan assets and benefit  obligations as of the fiscal year-end is not effective until
fiscal  years  ending  after  December  15,  2008.   The  Company   adopted  all
requirements  of SFAS 158 on December  31, 2006 and  recognized  a $2.1  million reduction of its liability.

     The Fair Value Option for  Financial  Assets and Financial  Liabilities  --
Including an  amendment of FASB  Statement  No. 115 In February  2007,  the FASB
issued SFAS No. 159, The Fair Value Option for  Financial  Assets and  Financial
Liabilities  --  Including an  amendment  of FASB  Statement  No. 115 ("SFAS No.
159").  SFAS No. 159 permits entities to measure eligible assets and liabilities at fair  value.  Unrealized  gains and  losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years  beginning after November 15, 2007. The Company will adopt SFAS No.
159 on January 1, 2008, and has not yet  determined  the impact,  if any, on its consolidated financial statements.

3. Segment Information and Other Items

     Reportable Segments
     As discussed in Note 1, the Company's  operations are organized and managed as distinct  business units that offer  different  products and services and are managed separately through the Company's subsidiaries.

     The Company has three reportable  segments,  and the accounting policies of the  segments are the same as those  described in Note 1. The Company  evaluates segment performance based on net sales, operating income excluding depreciation, depletion  and  amortization,  and  income  before  income  taxes  and  minority interests.

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

     The following table presents  financial  information by reportable  segment
(in millions):

                                                                          Reportable Segments
                                                         ----------------------------------------------------------
                                                                                                            Consol-
                                                                    Forest     Real                         idated
                                                      December 31, Products   Estate  Racing   Corporate    Total
                                                      ------------ --------- ------- -------- ----------- ---------
Selling, general and administrative expenses               2006    $ 24.4(1) $  7.7  $ 8.8    $  5.4(2)   $  56.3
                                                           2005      24.8(3)   23.1    8.6      15.8(2)      72.3
                                                           2004      26.1(4)   19.4    9.3      16.9(2)      71.7

Investment, interest and other income (expense), net       2006       1.7       5.1    0.2       2.6          9.6
                                                           2005       4.1(5)    2.4      -      12.1(6)      18.6
                                                           2004       1.0       8.1      -       3.7         12.8

Interest expense(7)                                        2006      70.5      17.3      -      (0.1)        87.7
                                                           2005      60.6      17.4      -       0.2         78.2
                                                           2004      55.7      18.3      -         -         74.0

Depreciation, depletion and amortization                   2006      18.5      13.4    1.5       0.2         33.6
                                                           2005      19.9      14.2    1.6       0.2         35.9
                                                           2004      20.6      14.0    1.7       0.8         37.1

Income (loss) before income taxes                          2006     (78.0)(8)  25.2   (4.4)    428.1(9)     370.9
                                                           2005     (69.9)     74.0   (4.1)     (4.1)        (4.1)
                                                           2004     (49.3)     19.5   (3.1)    (14.0)       (46.9)

Capital expenditures                                       2006      13.3       1.7    0.6         -         15.6
                                                           2005      14.7       1.2    3.4       0.4         19.7
                                                           2004      29.8       2.4    0.2       0.3         32.7

Total assets                                               2006     441.9     299.5   36.4     232.1      1,009.9
                                                           2005     421.4     345.3   36.4     245.2      1,048.3
-------------------
(1)  Includes  severance  costs  of  $1.5  million  related  to a  reduction  in workforce.
(2)  Includes  stock-based  compensation expense of $(2.0) million in 2006, $3.7 million in 2005 and $6.1  million  in 2004.  Also  includes a $1.9  million charge  in  2005  and  2004 in  connection  with  an  environmental  matter associated with a former subsidiary of the Company. See Note 11 for further information.
(3)  Includes  severance costs of $0.7 million related to the closure of Palco's
     Fortuna mill and a $4.6 million asset impairment charges (see Note 5).
(4)  Includes  $1.4 million  charge for  employee  severance  and benefit  costs related to the closure of Palco's Carlotta mill.
(5)  Includes  $3.1 million for  settlement  of a lawsuit filed by Palco against several insurance  companies seeking  reimbursement of settlement  payments and defense costs related to a legal matter which was settled in 2002.
(6)  Includes a $4.3  million  benefit to correct  the  cumulative  effect of an overstatement  of  intercompany  interest from 1995 to 2000 and income from investments in limited partnerships of $7.3 million. See Note 4.
(7)  Interest expense also includes amortization of deferred financing costs.
(8)  Includes a $11.6  million gain from the sale of certain  properties as part of the  Scopac  Land  Sale  Program.  (9) 2006  includes  a $430.9  million reversal of net investment in Kaiser (see Notes 1 and 10).

     Product Sales
     The  following  table  presents  segment  sales  by  primary  products  (in millions):

                                                      Years Ended December 31,
                                               ---------------------------------------
                                                   2006         2005         2004
                                               ------------ ------------ -------------
Forest products:
  Lumber, net of discount                      $   121.6    $   155.9    $   179.2
  Logs                                               3.5          8.2          6.1
  Wood chips                                         2.7          3.5          3.1
  Cogeneration power                                 8.5         10.9         10.8
  Other                                              3.7          3.3          2.9
                                               ------------ ------------ -------------
     Total forest products sales               $   140.0    $   181.8    $   202.1
                                               ============ ============ =============

Real estate:
  Real estate and development                  $    69.8    $   142.2    $    59.7
  Resort, commercial and other operations           16.7         17.8         17.9
  Commercial lease properties                       18.4         18.3         17.2
                                               ------------ ------------ -------------
     Total real estate sales                   $   104.9    $   178.3    $    94.8
                                               ============ ============ =============

Racing:
  Gross pari-mutuel commissions                $    37.1    $    36.5    $    39.5
  Other                                              9.5          9.8         11.1
                                               ------------ ------------ -------------
     Total racing sales                        $    46.6    $    46.3    $    50.6
                                               ============ ============ =============

     Geographical Information
     The  Company's  forest  products and racing  operations  are located in the
United States.  The Company's  real estate  operations are located in the United
States and Puerto Rico.  For the year ended  December 31, 2006,  $0.7 million of net sales  attributable to the Company's  forest  products  segment were made to foreign customers.

     Major Customers and Export Sales
     For the years ended  December  31,  2006,  2005 and 2004,  sales to any one customer  did not exceed 10% of  consolidated  revenues.  Export sales were less than 1% of total revenues in 2006, 2005 and 2004.  Approximately 40% of the real estate segment's 2005 revenue was attributable to five transactions.

4. Cash,  Cash  Equivalents,  Marketable  Securities and  Investments in Limited
Partnerships

     The following table presents cash, cash equivalents,  marketable securities and other investments, in the aggregate (in millions):

                                                               December 31,
                                                        ---------------------------
                                                            2006           2005
                                                        ------------- -------------

Cash and cash equivalents                               $   44.0      $    84.4
Marketable securities                                      141.4          128.9
Investments in limited partnerships                         26.9           31.2
                                                        ------------- -------------
                                                           212.3          244.5
Less:  restricted cash and marketable securities           (51.3)         (37.0)
                                                        ------------- -------------
Unrestricted cash and marketable securities             $  161.0      $   207.5
                                                        ============= =============

     Cash Equivalents
     Cash  equivalents  consist of highly liquid money market  instruments  with maturities  of three  months or less.  As of  December  31,  2006 and 2005,  the carrying amounts of the Company's cash equivalents approximated fair value.

     Marketable Securities
     Marketable  securities generally consist of U.S. corporate debt securities,
U.S. treasury obligations, and other debt securities with contractual maturities ranging  from one year to five years and are  classified  as  available-for-sale securities.  The fair  value  of  substantially  all  marketable  securities  is determined  by quoted  market  prices.  As of December  31,  2006 and 2005,  the carrying amounts of the Company's marketable securities approximated fair value.
Investment,  interest and other income  (expense),  net, includes gross realized gains  (losses)  on  sales  of  available-for-sale  securities  as  follows  (in millions):

                                   Years Ended December 31,
                              ------------------------------------
                                 2006        2005        2004
                              ----------- ----------- ------------

Gross realized gains         $    -      $    -      $     0.6
Gross realized losses          (0.1)       (0.4)          (0.4)

     The   net   adjustment   to   unrealized    holding   gains   (losses)   on
available-for-sale  securities included as a separate component of shareholders'
deficit totaled $1.3 million,  $(0.1) million, and $(1.7) million in 2006, 2005, and 2004, respectively.

     As of December 31, 2006, there were no occurrences  where the fair value of investment  securities  were in a continuous  unrealized  loss position for less than twelve months and for twelve  months or more.  Gross  unrealized  losses on investment securities at December 31, 2006, were not material.

     Investments in Limited Partnerships
     The Company has an equity  interest in several limited  partnerships  which invest in  diversified  portfolios  of common stocks and equity  securities,  in
addition  to  exchange-traded   options,   futures,   forward  foreign  currency
contracts,   and  other  arbitrage   opportunities.   The  Company's   ownership
percentages in these partnerships are not significant.  Investment, interest and other income (expense),  net,  includes income from the Company's  investment in these  partnerships  for the years ended  December 31, 2006,  2005, and 2004 was
$(0.6) million, $7.3 million and $1.8 million, respectively.

     Restricted  Cash,  Cash  Equivalents,   Marketable   Securities  and  Other
Investments  Cash,  marketable  securities  and other  investments  include  the following amounts which are restricted (in millions):

                                                                                  December 31,
                                                                          --------------------------
                                                                              2006         2005
                                                                          ------------ -------------

Current:
  Restricted cash and cash equivalents                                    $    3.6     $    6.1
  Restricted marketable securities, held in SAR Account                       39.5         23.0
                                                                          ------------ -------------
                                                                              43.1         29.1
                                                                          ------------ -------------

Non Current:
  Restricted Scopac Timber Notes and other amounts held in SAR Account         2.8         52.9
  Other amounts restricted under the Scopac Indenture                          2.5          2.5
  Other long-term restricted amounts                                           5.7          5.4
  Less: Amounts attributable to Scopac Timber Notes held in SAR Account       (2.8)       (52.9)
                                                                          ------------ -------------
                                                                               8.2          7.9
                                                                          ------------ -------------

Total restricted cash and cash equivalents and marketable securities      $   51.3     $   37.0
                                                                          ============ =============

     Amounts in the SAR  Account  are held by the  Trustee to support  principal payments on the Scopac  Timber Notes.  See Note 7 for further  discussion of the
SAR Account.

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

                                                               December 31,
                                    Estimated Useful    --------------------------
                                          Lives             2006         2005
                                  --------------------- ------------ -------------
Land and improvements                 5 - 30 years      $  145.3     $  140.6
Buildings                             5 - 40 years         267.6        269.8
Machinery and equipment               3 - 15 years         157.6        144.8
Construction in progress                                     1.0          7.7
                                                        ------------ -------------
                                                           571.5        562.9
Less:  accumulated depreciation                           (234.5)      (207.9)
                                                        ------------ -------------
                                                        $  337.0     $  355.0
                                                        ============ =============

     Capital expenditures for property,  plant and equipment were $13.7 million,
$17.3 million and $29.7 million for the years ended December 31, 2006,  2005 and
2004, respectively.  Depreciation expense for the years ended December 31, 2006,
2005 and 2004 was $28.7 million, $28.8 million, and $27.9 million, respectively.

     In 2005, as part of Palco's on-going  evaluation of its sawmill activities,
Palco's  long-lived assets were subject to impairment  reviews due to changes in their  expected  use and revised  estimates  of  undiscounted  cash flows.  As a result,  impairment  charges of $4.6 million were  recognized in 2005  primarily related  to two  sites,  the  Carlotta  mill  site and  Palco's  remanufacturing facility in Scotia.  There was an additional  impairment  change of $0.7 million recognized  in 2006  resulting  from Palco's  regular  evaluation of its sawmill activities.

6. Investments in Unconsolidated Affiliates

     RMCAL Development LP (Mirada Villas)
     In April 2004,  a  subsidiary  of the Company and a third party real estate development company formed a joint venture named RMCAL Development LP to develop a  residential  parcel  located  in  the  Mirada  development.  The  Company  is accounting for the joint venture under the equity method. In connection with the formation  of the joint  venture,  the Company sold a 50% interest in the parcel for $4.5  million  and  contributed  the  remainder  of the  parcel to the joint venture in return for a 50% interest in the venture.

     FireRock, LLC
     A  subsidiary  of the Company  continues  to hold a 50% interest in a joint venture  named  FireRock,  LLC,  which was formed to develop an 808-acre area in
Fountain Hills called FireRock.  The Company is accounting for the joint venture under the  equity  method.  The  development  is a  residential,  golf-oriented, upscale master-planned  community.  Lot sales concluded in 2004, but the venture continues to own and operate the country club located in the development.

7. Debt

     Principal  amounts  of  outstanding  debt  consist  of  the  following  (in millions):

                                                                                                 December 31,
                                                                                         --------------------------
                                                                                              2006         2005
                                                                                         ------------- -------------

Prior Palco-Britt Facilities                                                             $     -       $   58.7
Palco Revolving Credit Facility due July 18, 2011                                           24.1              -
Palco Term Loan due July 18, 2011                                                           84.3              -
Scopac Line of Credit, due July 2006                                                        36.2           31.3
6.55% Scopac Class A-1 Scopac Timber Notes due July 20, 2028                                 7.3           36.6
7.11% Scopac Class A-2 Scopac Timber Notes due July 20, 2028                               243.2          243.2
7.71% Scopac Class A-3 Scopac Timber Notes due July 20, 2028                               463.3          463.3
7.56% Lakepointe Notes due June 8, 2021                                                    113.5          114.8
7.03% Motel Notes due May 1, 2018                                                           44.7           46.1
6.08% Beltway Notes due November 9, 2024                                                    28.6           29.2
7.12% Palmas Notes due December 20, 2030                                                    28.7           29.2
Other notes and contracts, primarily secured by receivables, buildings, real estate
  and equipment                                                                              5.3            5.1
                                                                                         ------------- -------------
  Total Principal Outstanding                                                            1,079.2        1,057.5
Less: short term borrowings and current maturities                                        (180.7)        (112.5)
  Class A-1 Scopac Timber Notes held in the SAR Account, at par value(1)                    (2.8)         (13.9)
  Class A-2 Scopac Timber Notes held in the SAR Account, at par value(1) (2)                   -          (41.5)
  Discount on sale of Class A-2 Scopac Timber Notes held in SAR Account                    (10.3)             -
                                                                                         ------------- -------------
                                                                                         $ 885.4       $  889.6
                                                                                         ============= =============

(1)  The Scopac  Indenture  provides that a Scopac Timber Note does not cease to be outstanding because Scopac holds the instrument. Consequently, Scopac is required to pay and has paid  interest and  principal on the Scopac  Timber
     Notes repurchased and held in the SAR Account.
(2)  The Class A-2  Scopac  Timber  Notes held in the SAR  Account  were sold in
     October 2006.

     On  January  18,  2007,  the  Debtors  (Palco  and its  five  wholly  owned subsidiaries,  including  Scopac),  filed for protection under Chapter 11 of the
Bankruptcy  Code. As a result of the  commencement of the Bankruptcy  Cases, the operative  documents  provide  that the  outstanding  principal  of, and accrued interest on, all  obligation  debts of the Debtors  became  immediately  due and payable.  However,  claims for  principal  and accrued  interest on the Debtors'
indebtedness  are stayed  (deferred)  while the Debtors  continue to operate the businesses as debtors-in-possession. The automatic stay provisions of Chapter 11 of the Bankruptcy Code make it unnecessary to reclassify  prepetition  long-term liabilities as of the Filing Date even though prepetition creditors might demand payment  or  there  is  a  violation  of  a  covenant  in  the  debt  agreement.
Accordingly, the Debtors' long-term debt obligations,  except for the Palco Term
Loan, where the Borrowers did not meet the required  minimum EBITDA  maintenance covenant for the three months ended December 31, 2006,  have been  classified in accordance  with  their  contractual  terms  in  the  accompanying  consolidated financial statements.

     Short Borrowings and Current Maturities
     Short term  borrowings and current  maturities  include the Palco Revolving
Credit Facility and the Scopac Line of Credit, as well as the current maturities of long-term indebtedness.

     Also included in short-term  borrowings and current  maturities at December
31, 2006,  is the Palco Term Loan  resulting  from the Borrowers not meeting the required minimum EBITDA maintenance covenant for the three months ended December
31, 2006.

     Palco Credit Agreements
     At December  31, 2005,  and June 30, 2006,  Palco and Britt were in default under the Prior Palco-Britt  Facilities due to financial covenant breaches.  The existence of the  defaults  required  Palco to pay interest on amounts  borrowed under the Prior  Palco-Britt  Facilities  at a per annum rate 2% higher than the rate at which interest would have been owed had no default existed.

     On July 18, 2006,  Palco and Britt, as Borrowers,  closed on the Palco Term
Loan,  a five-year  $85.0  million  secured term loan,  and the Palco  Revolving
Credit Facility, a five-year $60.0 million secured asset-based  revolving credit facility, and terminated the Prior Palco-Britt  Facilities.  The Palco Term Loan
was fully funded at closing.  The Palco Term Loan and the Palco Revolving Credit
Facility  required  MGI to  provide  a $10.0  million  subordinated  loan to the
Borrowers,  which was also funded at closing.  The Borrowers used  approximately
(i)  $56.5  million  of the Palco  Term  Loan to pay off the  Prior  Palco-Britt
Facilities and cash  collateralize  previously-existing  letters of credit;  and
$6.0 million to pay  transaction  costs.  The  remaining  $32.5  million of loan proceeds  were used for general  corporate  purposes.  As of December  31, 2006,
$84.3  million was  outstanding  under the Palco Term Loan and $24.1  million of borrowings  were  outstanding and $13.7 million of letters of credit were issued under the Palco Revolving Credit Facility.

     The  amount  available  for  borrowings  under the Palco  Revolving  Credit
Facility  was  normally  the  sum of 85% of  the  Borrowers'  eligible  accounts receivable  plus the lesser of (i) 80% of the book value of Borrowers'  eligible inventory or (ii) 85% of the net orderly  liquidation  value of such  inventory.
However,  during  each  period  from  October 15 through  January 15, the amount available for borrowing under the Palco Revolving Credit Facility was the sum of
95% of Borrowers' eligible accounts receivable plus the lesser of (i) 90% of the book  value of  Borrowers'  eligible  inventory  or (ii) 95% of the net  orderly liquidation  value of such  inventory.  The  amount  available  under  the Palco
Revolving Credit Facility could not exceed $60.0 million.

     The Palco Term Loan bore  interest at the rate of LIBOR plus  8.75%.  Loans under the Palco  Revolving  Credit  Facility  bore interest at the rate of LIBOR plus 2.75% or prime plus 0.75%, at the Borrowers' option;  however,  incremental borrowings  made  during the  period  from  October  15 through  January 15 bore interest at the rate of LIBOR plus 4.50% or prime plus 2.50%, as applicable.

     Both the Palco Term Loan and the Palco Revolving Credit Facility  contained substantially  identical  restrictive  covenants  that  limited  the  Borrowers'
ability to incur debt,  grant  liens,  make  investments,  pay  dividends,  make capital  expenditures  or merge or  consolidate,  and required the  Borrowers to maintain  specified  minimum  levels  of  EBITDA  throughout  the  life  of  the facilities  and  specified  minimum  fixed  charge  coverage  ratios and maximum leverage ratios commencing  December 31, 2007. The Palco Term Loan also required the Borrowers to repay a substantial portion of the outstanding principal of the
Palco  Term  Loan with the net  proceeds  from  various  required  asset  sales, including the real property  associated with Palco's former Fortuna and Carlotta sawmills,  and Palco-owned homes in Scotia,  California to be sold after certain milestones had been met. Any remaining  principal balance of the Palco Term Loan was due on the maturity date. The Palco Term Loan and the Palco Revolving Credit
Facility  contained  customary  events of default and  customary  remedies  with respect  to the  occurrence  of an event of  default  and each was  secured by a security  interest in the stock of Palco held by MGI, and  substantially  all of the assets of the Borrowers (other than Palco's equity interest in Scopac).

     The Borrowers did not meet the required minimum EBITDA maintenance covenant for the  three-month  period  ended  September  30,  2006,  due to an  unplanned severance charge and a legal  settlement.  On November 20, 2006, MGI made a loan to Palco, enabling the Borrowers to exercise their cure right under the two debt facilities.  The  Borrowers  also  notified  the lenders  that  changing  market conditions  and other  factors  would  likely  adversely  affect the  Borrowers'
ability to comply  with the  financial  covenants  at  December  31, 2006 and in future periods.

     The Borrowers did not meet the required minimum EBITDA maintenance covenant for the three-month period ended December 31, 2006. Accordingly,  the Palco Term
Loan has been reclassified as a current liability in the Company's  consolidated balance sheet.

     In January 2007, Palco did not have sufficient  liquidity to pay all of the interest  due on the Palco  Term Loan.  Based upon a review of its  alternatives under the circumstance, and consultation with its legal advisors, on January 18,
2007,  Palco  elected to file for voluntary  protection  under Chapter 11 of the
Bankruptcy Code. As a result of the commencement of the Bankruptcy Cases, lender claims  are  stayed  (deferred)  while  the  Debtors  continue  to  operate  the businesses as debtors-in-possession.

     The Palco  Term Loan and Palco  Revolving  Credit  Facility  each  included prepayment  premiums of 3%, 2% and 1% that would have been payable in connection with any  prepayment of the Palco Term Loan or reduction or  termination  of the
Palco  Revolving  Credit  Facility  during  the first,  second and third  years, respectively.

     Scopac Credit Agreements
     Scopac's  indebtedness  consists of the Scopac Timber Notes ($713.8 million principal  outstanding  as of December  31,  2006) and the Scopac Line of Credit
($36.2  million  principal  outstanding  as of December  31,  2006),  each being secured by (i) Scopac's  timberlands  and timber rights,  (ii) certain  contract rights and other assets, (iii) the proceeds of the foregoing, and (iv) the funds held by the Trustee in various accounts related to the Scopac Timber Notes.

     Scopac Line of Credit
     The  Scopac  Line of Credit  allowed  Scopac  to  borrow  up to one  year's interest on the  aggregate  outstanding  principal  balance of the Scopac Timber
Notes. On May 18, 2006, the Scopac Line of Credit was extended to July 6, 2007.

     Borrowings  under the Scopac Line of Credit  generally bore interest at the
Base Rate (as defined in the agreement) plus 0.25% or at LIBOR plus 1.0% (at any time that  borrowings  have not been  continually  outstanding for more than six months).

     Scopac Timber Notes

     General
     In July 1998,  Scopac issued $867.2 million  aggregate  principal amount of
Scopac  Timber Notes,  which are due July 20, 2028.  The Scopac Timber Notes are senior secured  obligations of Scopac and do not constitute  obligations of, and are not guaranteed  by, Palco or any other person.  The Scopac Timber Notes were issued in three  classes:  Class A-1  Scopac  Timber  Notes  aggregating  $160.7 million, Class A-2 Scopac Timber Notes aggregating $243.2 million, and Class A-3
Scopac Timber Notes aggregating $463.3 million.

     The Scopac  Timber  Notes were  structured  to link,  to the extent of cash available,  the deemed  depletion of Scopac Timber (through the harvest and sale of logs) to the required  amortization of the Scopac Timber Notes.  The required amount of amortization on any Scopac Timber Notes payment date was determined by various mathematical  formulas set forth in the Scopac Indenture.  The amount of principal  Scopac was  required  to pay (on a  cumulative  basis and  subject to available  cash)  through any Scopac Timber Notes payment date is referred to as
"Minimum  Principal  Amortization." If the Scopac Timber Notes were amortized in accordance  with  Minimum  Principal  Amortization,  the  final  installment  of principal  would have been paid on January 20, 2010,  July 20, 2017 and July 20,
2028  for  the  Class  A-1,  Class  A-2  and  Class  A-3  Scopac  Timber  Notes,
respectively. Scheduled Amortization is the amount of principal which Scopac was required to pay (on a cumulative  basis) through any Scopac Timber Notes payment date in order to avoid  prepayment  or deficiency  premiums.  If all payments of principal were made in accordance with Scheduled Amortization, Scopac would have paid the final  installment  of  principal  on  January  20,  2014.  Such  final installment  would have included a single "bullet"  principal  payment of $463.3 million related to the Class A-3 Scopac Timber Notes.

     Scopac Timber Note Payment Dates
     Amounts  payable  on  the  Scopac  Timber  Notes  were  due  semi-annually, generally on January 20 and July 20 of each year).

     On the note payment date in January 2005,  Scopac used the funds  available under the Scopac Line of Credit to pay the $28.5  million of interest due ($26.3 million net of interest  due in respect of Scopac  Timber  Notes held in the SAR
Account).  Using funds held in the SAR Account, Scopac also repaid $17.1 million of  principal  on  the  Scopac  Timber  Notes,  an  amount  equal  to  Scheduled
Amortization  ($10.6) million net of principal in respect of Scopac Timber Notes held in the SAR Account).  See "-SAR Account" for information  regarding the SAR
Account.

     On the note  payment  date in July  2005,  Scopac  used its  existing  cash resources,  all of the remaining funds available under the Scopac Line of Credit and a $2.2 million  early log payment by Palco,  to pay all of the $27.9 million of interest due ($25.9  million net of interest due in respect of Scopac  Timber
Notes held in the SAR Account). Using funds held in the SAR Account, Scopac also repaid $8.0 million of principal on the Scopac Timber Notes,  an amount equal to
Scheduled  Amortization  ($5.0  million  net of  principal  in respect of Scopac
Timber Notes held in the SAR Account).

     On the note payment  date in January  2006,  Scopac used its existing  cash resources,  all of the remaining funds available under the Scopac Line of Credit and the additional funds made available from a $2.3 million timber/log  purchase by MGI, to pay all of the $27.7  million of interest  due ($25.8  million net of interest due in respect of Scopac Timber Notes held in the SAR  Account).  Using funds held in the SAR Account,  Scopac also repaid $19.3 million of principal on the Scopac  Timber  Notes  ($11.9  million net of principal in respect of Scopac
Timber  Notes  held  in  the  SAR   Account),   an  amount  equal  to  Scheduled
Amortization.

     On the note  payment  date in July  2006,  Scopac  used its  existing  cash resources, all of the remaining funds available under the Scopac Line of Credit,
$10.2  million  of funds  from the  Scopac  Land Sale  Program,  a $3.7  million timber/log purchase by MGI, and a $2.1 million early log payment by Palco to pay all of the $27.1  million of interest due ($25.4  million net of interest due in respect of Scopac Timber Notes held in the SAR Account). Using funds held in the
SAR Account,  Scopac also repaid $10.0 million of principal on the Scopac Timber
Notes ($6.2  million net of principal in respect of Scopac  Timber Notes held in the SAR Account).

     As the January 2007 Scopac Timber Notes payment date approached,  it became apparent  that Scopac would not have  sufficient  liquidity to make the interest payment.  The failure of Scopac to pay all of the interest on the Scopac  Timber
Notes when due  constitutes an event of default under the Scopac  Indenture.  In the event of a failure to pay  interest on the Scopac  Timber Notes in full when due,  the Trustee  under the Scopac  Indenture or the holders of at least 25% of the  aggregate  outstanding  principal  amount of the Scopac  Timber  Notes were entitled  to cause all  principal,  interest  and other  amounts  related to the
Scopac Timber Notes to become  immediately due and payable.  In the event of any such  acceleration,  the Agent under the Scopac Line of Credit was also entitled to accelerate the advances then outstanding thereunder. If such accelerations of
Scopac  Timber  Notes  and/or  advances  under the Scopac Line of Credit were to occur,  the  Trustee  was  entitled  to  exercise  all  rights  under the Scopac
Indenture  and  related  security  documents,  including  applying  funds to pay accelerated  amounts,  and selling  the Scopac  Timberlands,  the Scopac  Timber
Rights  and  Scopac's  other  assets  and  using  the  proceeds  thereof  to pay accelerated  amounts.  Based  upon  a  review  of  its  alternatives  under  the circumstance  and  consultation  with its legal  advisors,  on January 18, 2007,
Scopac  elected  to  file  for  voluntary  protection  under  Chapter  11 of the
Bankruptcy Code. As a result of the commencement of the Bankruptcy Cases, lender claims  are  stayed  (deferred)  while  the  Debtors  continue  to  operate  the businesses as debtors-in-possession.

     Trustee
     U.S. Bank, the Trustee under the Scopac Indenture,  resigned  effective May
1, 2006.  Scopac  appointed  Deutsche Bank  National  Trust Company as successor
Trustee,  which appointment became effective May 1, 2006. Deutsche Bank National
Trust Company  resigned  effective  August 25, 2006 and Scopac appointed Bank of
New York as successor  Trustee,  which  appointment  became effective August 25,
2006.

     SAR Account
     In November  1999,  $169.0 million of funds from the sale of 5,600 acres of timberlands  owned  principally  by Salmon Creek and Palco were  contributed  to
Scopac  and  set  aside  in the  SAR  Account  (Scheduled  Amortization  Reserve
Account).  Amounts in the SAR Account are part of the  collateral  securing  the
Scopac Timber Notes and were used to make principal  payments to the extent that cash flows from operations are insufficient to pay Scheduled Amortization on the
Scopac Timber Notes. In addition, on or after January 20, 2014, any amounts then remaining  in the SAR Account  were to be used to amortize  the Class A-3 Scopac
Timber  Notes.  Funds  could be  released  to Scopac from the SAR Account if the amount in the account at that time exceeded the Required Scheduled  Amortization
Reserve  Balance  (as  defined  and set forth in the Scopac  Indenture).  If the balance  in the SAR  Account  fell  below the  Required  Scheduled  Amortization
Reserve Balance, up to 50% of any Remaining Funds (funds that could otherwise be released  to Scopac  free of the lien  securing  the Scopac  Timber  Notes) were required to be used on each monthly  deposit date to replenish  the SAR Account.
As of December  31, 2006,  the amount held in the SAR Account was $79.5  million below the Required Scheduled Amortization Reserve Balance.

     If the  amount on  deposit  in the SAR  Account  on a Scopac  Timber  Notes payment  date was less than what was needed to reduce  outstanding  principal in accordance  with Scheduled  Amortization,  only the amount on deposit in the SAR
Account  was  required to be paid as a  principal  payment on the Scopac  Timber
Notes.  At  December  31,  2006,  the SAR  Account  balance  was  $42.3  million
(consisting  of $2.8  million of Class A-1 Scopac  Timber  Notes held in the SAR
Account and $39.5 million in marketable securities). On October 11, 2006, Scopac completed a private  placement  of the $41.5  million  par value of  repurchased
Class A-2 Scopac  Timber  Notes held in the SAR Account at a sales price of $750 per $1,000 principal  amount,  plus accrued interest from July 20, 2006. The net proceeds of approximately $30.2 million were deposited into the SAR Account. The difference between the net proceeds and the par value of the Scopac Timber Notes that were sold is recorded as a  contra-debt  account and will be  amortized  to principal over the remaining contractual term of the notes.

     Letters of Credit
     At December 31, 2006,  Palco had $13.7  million of letters of credit issued in the aggregate,  principally a $9.9 million letter of credit with the State of
California  to secure its workers  compensation  liabilities  and a $3.5 million letter of credit to satisfy certain liability insurance obligations.

     At December  31, 2006,  the  Company's  real estate  segment had letters of credit  outstanding in the amount of $3.5 million to satisfy  certain  liability insurance policy requirements.

     Lakepointe Notes
     In June 2001,  Lakepointe  Assets Holdings LLC  ("Lakepointe  Assets"),  an
indirect wholly owned  subsidiary of the Company,  financed the purchase of Lake
Pointe Plaza, an office complex located in Sugarland, Texas, with $122.5 million principal  amount of 7.56%  non-recourse  notes  due June 8,  2021  ("Lakepointe
Notes").  The  Lakepointe  Notes are secured by  operating  leases,  Lake Pointe
Plaza, a $60.0 million residual value insurance contract,  and a guaranty of all lease payments by the parent company of the current tenant.

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
The Motel Notes are secured by an  operating  lease,  the  properties,  an $11.2 million  residual value insurance  contract and a guaranty of all lease payments by the parent company of the current tenant.

     Palmas Country Club, Inc. Notes
     In October 2000, Palmas Country Club, Inc., which owns two golf courses and other related  assets,  financed the  construction  and  refurbishment  of these assets with $30.0 million  principal amount of 7.12% notes due December 20, 2030
("Palmas Notes").  The Palmas Notes are secured by the entity's assets, a letter of credit, and cash reserves being held by the lender.

     Contractual Maturities
     Contractual  maturities of outstanding  indebtedness  at December 31, 2006, are as follows (in millions):

                                                                  Years Ending December 31,
                                          --------------------------------------------------------------------------
                                              2007         2008          2009        2010       2011     Thereafter
                                          ------------- ------------ ------------ ------------ ----------- ---------
Palco Term Loan                           $    84.3     $      -     $      -     $      -     $     -     $     -
Palco Revolving Credit Facility                24.1            -            -            -           -           -
Scopac Line of Credit                          36.2            -            -            -           -           -
Scopac Timber Notes(1)                         33.8         30.2          23.7        27.5        31.7       566.9
Lakepointe Notes                                1.7          1.8           2.0         2.1         2.5       103.4
Motel Notes                                     1.4          1.8           2.2         2.3         2.5        34.5
Beltway Notes                                   0.7          0.7           0.8         0.8         0.8        24.8
Palmas Notes                                    0.5          0.5           0.6         0.6         0.6        25.9
Other                                           0.8          0.6           0.2         0.3         0.3         3.1
                                          ------------- ------------ ------------ ------------ ----------- ---------                                          -------------------------- -----------------------------------------------
                                          $   183.5     $   35.6     $    29.5    $   33.6     $  38.4     $ 758.6
                                          ============= ============ ============ ============ =========== =========

(1)  The Scopac  Indenture  provides that a Scopac Timber Note does not cease to be  outstanding  because  Scopac  holds the  instrument.  Accordingly,  the amounts  shown  in the  table  above  reflect  total  amounts  outstanding, including amounts related to Scopac Timber Notes held in the SAR Account.

     Capitalized Interest
     There was no interest  capitalized during 2006. Interest capitalized during the years ended  December  31,2005 and 2004 was $0.4  million and $0.8  million, respectively.  Interest  capitalized  related to Palco's new sawmill amounted to
$0.4 million for the year ended December 31, 2005.

     Loan Covenants
     In addition to the previously discussed Palco Term Loan and Palco Revolving
Credit  Facility,  certain  other debt  instruments  restrict the ability of the
Company's  subsidiaries  to  transfer  assets,  make loans and  advances  or pay dividends to the Company, and require certain subsidiaries to maintain a minimum net worth.

     Estimated Fair Value
     The Company's  publicly traded debt  instruments  (the Scopac Timber Notes)
are thinly traded financial instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices that would be derived from a more active market.  The fair value of publicly traded debt is determined based on quoted  market  prices.  The fair value of debt  which is not  publicly traded is estimated using cash flows  discounted at current  borrowing rates. At
December 31, 2006,  the estimated  fair value of current and long-term  debt was
$791.6 million.  At December 31, 2005, the estimated fair value of the Company's current and long-term debt was $864.5 million.

     Weighted Average Interest on Short-Term Borrowings
     During  2006 and  2005,  the  Company  had  average  short-term  borrowings outstanding of $114.9 million and $67.2 million, respectively,  under the credit facilities  described  above.  The  weighted  average  interest  rate for  these facilities during 2006 and 2005 was 10.0% and 7.6%, respectively.

8. Income Taxes

     The Company files a consolidated  federal  income tax return  together with its domestic subsidiaries.

     Income  (loss)  before  income  taxes,  minority  interests,   discontinued
operations and cumulative  effect of accounting  change by geographic area is as follows (in millions):

                            Years Ended December 31,
                     --------------------------------------
                         2006        2005         2004
                     ----------- ------------- -------------
Domestic             $  365.8    $   (23.9)    $  (58.6)
Foreign                   5.1         19.8         11.7
                     ----------- ------------- -------------
                     $  370.9    $    (4.1)    $  (46.9)
                     =========== ============= =============

     Income taxes are classified as either  domestic or foreign based on whether payment is made or due to the United States or a foreign country. Certain income classified as foreign is subject to domestic income taxes.

     The benefit for income  taxes on loss before  income  taxes and  cumulative effect of an accounting change consists of the following (in millions):

                                          Years Ended December 31,
                                 -----------------------------------------
                                      2006         2005          2004
                                 ------------- ------------- -------------
Current:
  Federal                         $   -        $     -       $      -
  State and local                     -            1.1           (1.3)
  Foreign                          (1.8)          (0.6)          (0.2)
                                 ------------- ------------- -------------
                                   (1.8)           0.5           (1.5)
                                 ------------- ------------- -------------
Deferred:
  Federal                             -              -              -
  State and local                   4.2           (1.1)           1.8
  Foreign                           1.8            0.7              -
                                 ------------- ------------- -------------
                                    6.0           (0.4)           1.8
                                 ------------- ------------- -------------
                                 $  4.2        $   0.1       $    0.3
                                 ============= ============= =============

     A  reconciliation  between the  provision  for income  taxes and the amount computed by applying the federal statutory income tax rate to loss before income taxes,  minority  interests  and  discontinued  operations  is  as  follows  (in millions):

                                                                                    Years Ended December 31,
                                                                            ----------------------------------------
                                                                                2006          2005         2004
                                                                            ------------- ------------ -------------
Income (loss) before income taxes and cumulative effect of accounting
change                                                                      $  370.9      $   (4.1)    $  (46.9)
                                                                            ============= ============ =============
Amount of federal income tax benefit based upon the statutory rate          $ (129.8)     $    1.4     $   16.4
Gain on reversal of net investment in Kaiser                                   150.8             -            -
Changes in valuation allowances and revision of prior years' tax estimates     (20.9)         (1.3)       (16.0)
Foreign taxes, net of federal tax benefit                                          -           0.1         (0.2)
State and local taxes, net of federal tax effect                                   -             -          0.4
Effect of change in state tax code                                               4.2             -            -
Other                                                                           (0.1)         (0.1)        (0.3)
                                                                            ------------- ------------ -------------
                                                                            $    4.2      $    0.1     $    0.3
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

     The   components  of  the   Company's   net  deferred   income  tax  assets
(liabilities) are as follows (in millions):

                                                                     December 31,
                                                            ------------------------------
                                                                 2006           2005
                                                            ---------------- --------------
Deferred income tax assets:
  Postretirement benefits other than pensions               $     4.8        $   5.3
  Loss and credit carryforwards                                 181.0          146.5
  Other liabilities                                              20.1           24.4
  Real estate                                                     9.3           11.1
  Timber and timberlands                                         25.9           22.0
  Other                                                          15.6           28.0
  Valuation allowances                                         (125.1)        (102.7)
                                                            ---------------- --------------
    Total deferred income tax assets, net                       131.6          134.6
                                                            ---------------- --------------
Deferred income tax liabilities:
  Property, plant and equipment                                 (33.3)         (41.4)
  Other                                                          (8.4)          (9.3)
                                                            ---------------- --------------
    Total deferred income tax liabilities                       (41.7)         (50.7)
                                                            ---------------- --------------
Net deferred income tax assets                              $    89.9        $  83.9
                                                            ================ ==============

     The  Company   evaluated  all   appropriate   factors  in  determining  the
realizability of the $181.0 million in deferred tax assets  attributable to loss and credit  carryforwards.  These factors included any limitations on the use of loss and credit  carryforwards,  results of operations for 2006 and prior years, the  reversal of  deferred  gains,  other  temporary  differences,  the year the
carryforwards   expire,   and  the  levels  of  taxable  income   necessary  for
utilization.  The Company  also  considered  the  potential  recognition  of the deferred gains on sales of timber and timberlands. Based on this evaluation, the
Company provided valuation allowances of $26.4 million and $13.4 million related to loss and credit carryforwards in 2006 and 2005, respectively. With respect to the $64.4  million  of  deferred  tax  assets  attributable  to loss and  credit carryforwards for which a valuation allowance has not been provided, the Company believes  that it is more likely  than not that it will  realize the benefit for these carryforwards.

     The net  deferred  income tax assets in the above  table do not include any potential tax benefit attributable to the Company's investment in its 50,000,000
Kaiser Shares. For federal tax purposes,  the Company's basis is estimated to be
$388.0  million,  which  results in a federal  tax  benefit  at current  federal statutory income tax rates of approximately  $135.8 million.  As a result of the cancellation of the Company's Kaiser Shares in 2006, the Company expects it will take a worthless  stock  deduction on its 2006  consolidated  federal income tax return.  However,  it is uncertain  whether the deduction meets certain criteria required  for asset  recognition  purposes.  Accordingly,  the  Company  has not recorded  the  resulting  tax  asset  of  approximately  $135.8  million  in its consolidated balance sheet as of December 31, 2006.

                                                                      Expiring
                                                                   ------------
Regular tax attribute carryforwards:
  Net operating loss carryforwards                  $  444.8         2007-2026
  Alternative minimum tax credits                        4.4         Indefinite
  General business tax credits                           1.6         2025
Alternative minimum tax attribute carryforwards:
  Net operating losses                                 466.6         2007-2026

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

     As discussed in Note 1, the Bankruptcy Cases could result in claims against and could have adverse  impacts on MAXXAM Parent and its  affiliates,  including
MGHI and/or MGI. For example, it is possible that certain  transactions could be completed in connection with a potential  restructuring or reorganization of the
Debtors,  such as a sale of all or a  portion  of the  equity  ownership  in the
Debtors,  a sale of a  substantial  portion  of the  Debtors'  assets  and/or  a cancellation  of some or all of the Debtors'  indebtedness,  which could require the utilization of all or a substantial portion of, or the loss of a significant portion of, the  Company's  net  operating  losses or other tax  attributes  for federal  and state  income tax  purposes  and could  require  tax  payments.  In addition,  the  Company  may be  required  to  establish  certain  deferred  tax liabilities  as a result of loss of control of the Debtors  effective  as of the
Filing Date.

9. Employee Benefit and Incentive Plans

     Pension and Other Postretirement Benefit Plans
     There are three defined benefit plans:  MAXXAM  Parent's  pension plan (the
"MAXXAM Pension Plan"),  Palco's pension plan (the "Palco  Retirement Plan") and
MAXXAM's Supplemental Employee Retirement Plan (collectively,  the "Plans"). The benefits are determined under formulas based on the employee's years of service, age and  compensation.  The Plans were frozen effective  December 31, 2005; as a result,  it is  expected  that these  plans  will  continue,  but no  additional benefits will accrue to participants subsequent to December 31, 2005.

     The Company has unfunded  postretirement  medical  benefit plans that cover most of its employees.  Under the plans,  employees are eligible for health care benefits upon retirement.  Retirees make contributions for a portion of the cost of their health care  benefits.  The expected  costs of  postretirement  medical benefits  are  accrued by each  participating  employer  over the  period  their employees  provide  services  to the date of  their  full  eligibility  for such benefits.  Postretirement  medical  benefits are  generally  provided  through a self-insured  arrangement.  The Company has not funded the  liability  for these benefits,  which  are  expected  to be  paid  out  of  cash  generated  by  each participating employer's operations.

     The funded status of the MAXXAM Pension Plan and the Palco  Retirement Plan
and  other  postretirement  benefit  plans  and the  accrued  benefit  liability included  in other  long-term  liabilities  as of  December  31,  2006 and 2005, respectively, were as follows (in millions):

                                                                    Pension Benefits        Medical/Life Benefits
                                                               -------------------------- --------------------------
                                                                             Years Ended December 31,
                                                               -----------------------------------------------------
                                                                   2006         2005          2006         2005
                                                               ------------ ------------- ------------ -------------
Change in projected benefit obligation:
  Projected benefit obligation at beginning of year            $  98.2      $   101.3     $    10.3    $    12.6
  Service cost                                                       -            2.8           0.3          0.4
  Interest cost                                                    5.4            5.6           0.5          0.5
  Actuarial (gain) loss                                           (6.2)           0.4          (0.8)        (1.9)
  Curtailments, settlements and amendments                           -           (8.1)            -         (1.0)
  Benefits paid                                                   (3.3)          (3.8)         (0.7)        (0.3)
                                                               ------------ ------------- ------------ -------------
    Projected benefit obligation at end of year                $  94.1      $    98.2     $     9.6    $    10.3
                                                               ========================== ============ =============
Change in plan assets:
  Fair value of plan assets at beginning of year                  63.4           60.3             -            -
  Actual return on assets                                          8.1            4.6             -            -
  Employer contributions                                          11.0            2.3           0.7          0.3
  Plan participants' contributions                                   -              -           0.3          1.7
  Benefits paid                                                   (3.3)          (3.8)         (1.0)        (2.0)
                                                               -------------------------- ------------ -------------
  Fair value of plan assets at end of year                     $  79.2           63.4             -            -
                                                               ========================== ============ =============
Funded status:
  Projected benefit obligation in excess of plan assets        $ (15.0)         (34.8)    $    (9.6)       (10.3)
                                                               =============              ============
  Unrecognized actuarial loss                                                    13.2                          -
  Unrecognized prior service costs                                                  -                       (1.4)
                                                                            -------------              -------------
    Net amount recognized                                                   $   (21.6)                 $   (11.7)
                                                                            =============              =============
Amounts recognized in the Consolidated Balance Sheet:
  Accrued benefit liability                                    $ (15.0)     $   (34.8)    $    (9.6)   $   (11.7)
  Accumulated other comprehensive income                           4.2           13.2          (2.1)           -
                                                               -------------------------- ------------ -------------
    Net amount recognized                                      $ (10.8)     $   (21.6)    $   (11.7)   $   (11.7)
                                                               ========================== ============ =============

     The MAXXAM Pension Plan and the Palco  Retirement Plan each had accumulated benefit  obligations  in excess of their plan assets as of December 31, 2006 and
2005.

     The components of pension and other postretirement medical benefits expense for the three years ended December 31, 2006, were as follows (in millions):

                                                           Pension Benefits              Medical/Life Benefits
                                                   -------------------------------- --------------------------------
                                                                       Years Ended December 31,
                                                   -----------------------------------------------------------------
                                                      2006       2005       2004       2006       2005       2004
                                                   ---------- ----------- --------- ---------- ---------- ----------
Components of net periodic benefit costs:
  Service cost                                     $     -    $    2.8    $   3.1   $   0.3    $   0.4    $   0.5
  Interest cost                                        5.4         5.6        5.6       0.5        0.5        0.7
  Expected return on assets                           (5.7)       (5.3)      (5.1)        -          -          -
  Recognized net actuarial loss                        0.3         0.7          -         -          -          -
  Amortization of prior service costs                    -           -          -      (0.2)      (0.2)      (0.2)
                                                   ---------- ----------- --------- ---------- ---------- ----------
  Net periodic benefit costs                           0.0         3.8        3.6       0.6        0.7        1.0
  Curtailments, settlements and other                    -        (0.2)         -         -       (0.1)      (0.1)
                                                   ---------- ----------- --------- ---------- ---------- ----------
    Adjusted net periodic benefit costs            $   0.0    $    3.6    $   3.6   $   0.6    $   0.6    $   0.9
                                                   ========== =========== ========= ========== ========== ==========

     Amounts  recognized in the  consolidated  statements of financial  position consist of:

                                                          Pension Benefits        Medical/Life Benefits
                                                     -------------------------- --------------------------
                                                                   Years Ended December 31,
                                                     -----------------------------------------------------
                                                         2006         2005          2006         2005
                                                     ------------ ------------- ------------- -------------

Current liabilities                                  $    0.3     $      -      $    0.4      $      -
Noncurrent liabilities                                   14.7            -           9.1             -
                                                     ------------ ------------- ------------- -------------
                                                     $   15.0     $      -      $    9.5      $      -
                                                     ============ ============= ============= =============

     Amounts recognized in consolidated  accumulated other comprehensive  income consist of:

                                                          Pension Benefits        Medical/Life Benefits
                                                     -------------------------- --------------------------
                                                                   Years Ended December 31,
                                                     ------------ ------------- ------------- -------------
                                                         2006         2005          2006         2005
                                                     -------------------------- ------------ -------------
Net actuarial (gain) loss                            $    4.2     $      -      $   (0.9)     $      -
Prior service cost                                          -            -          (1.2)            -
                                                     ------------ ------------- ------------- -------------
                                                     $    4.2     $      -      $   (2.1)     $      -
                                                     ============ ============= ============= =============

(1)  It is expected  that none of this amount will be  amortized  into income in
     2007.
(2)  It is expected that $0.2 million will be amortized into income in 2007.

     The incremental effect of applying SFAS No. 158 on individual line items on the consolidated balance sheet, were as follows (in millions):

                                                           Before                                    After
                                                       Application of                            Application of
                                                        SFAS No. 158          Adjustment          SFAS No. 158
                                                   -----------------------------------------------------------------
Liability for pension and postretirement medical   $       26.6                 (2.1)            $     24.5
Accumulated other comprehensive income                     (4.2)                 2.1                   (2.1)
Total stockholders' equity                               (211.8)                  -                  (211.8)

     The  measurement  date  used for the  MAXXAM  Pension  Plan  and the  Palco
Retirement Plan and the Company's  postretirement benefit plans was December 31,
2006.  The  underlying  assumptions  of these  plans for the three  years  ended
December 31, 2006, were as follows (in millions):

                                                                    Pension Benefits        Medical/Life Benefits
                                                                ------------------------- --------------------------
                                                                                  Years Ended December 31,
                                                                ----------------------------------------------------
                                                                 2006    2005     2004     2006     2005     2004
                                                                ---------------- -------- -------- -------- --------
Weighted-average assumptions:
  Discount rate used to determine benefit obligation              6.0%    5.625%  5.875%     6.0%   5.625%   5.875%
  Discount rate used to determine net periodic benefit cost     5.625%    5.875%   6.25%   5.625%   5.875%    6.25%
  Expected return on plan assets                                 8.75%     8.75%   8.50%       -        -        -
  Rate of compensation increase                                     -(1)      -(1) 4.11%       -        -        -

--------------------
(1)  Not applicable as the Plans were frozen effective December 31, 2005

     The  average  annual  assumed  rate of  increase  in the per capita cost of covered benefits under the Company's  postretirement medical plans (i.e., health care  cost  trend  rate)  for  2007 is 9.0%  for all  participants.  The rate of increase is assumed to decline  gradually  to 5.0% in 2011 for all  participants and remain at that level thereafter. Assumed health care cost trend rates have a significant  effect on the amounts reported.  A  one-percentage-point  change in assumed  health  care cost trend  rates as of  December  31, 2006 would have the following effects (in millions):

                                                                                 1-Percentage-     1-Percentage-
                                                                                 Point Increase    Point Decrease
                                                                                 ----------------- -----------------
Effect on total of service and interest cost components                          $      0.1        $     (0.1)
Effect on the postretirement benefit obligations                                        1.1              (1.0)

     The MAXXAM Pension Plan's and the Palco Retirement  Plan's  investments are held under separate trust  agreements  with an independent  trustee.  The MAXXAM
Pension Plan's and the Palco Retirement Plan's Investment  Committees  establish the  investment  policies  for the  plans'  assets  and  have  selected  certain investment funds maintained by the trustee (or its affiliates and third parties)
for  investment of plan assets.  The  Investment  Committees  also determine the portion of plan assets to be invested in such funds. The trustee's affiliates or third parties select the investment  managers for these funds and the portion of each fund to be managed by the respective  investment  managers.  The investment managers in turn  determine in which equity,  debt and/or other  securities  the assets  under  their  direction  will be  invested.  Actual  investment  results achieved by the investment funds are reviewed by the Investment  Committees on a regular basis. As of December 31, 2006, the Investment  Committees' target asset allocations were 70% for equity  securities and 30% for fixed income  securities for the MAXXAM Pension Plan and the Palco Retirement Plan.

     The  weighted-average  asset  allocations  for each of the pension plans at
December 31, 2006 and 2005, by asset category are as follows:

                                     Years Ended December 31,
                                     -------------------------
                                        2006         2005
                                     ----------- -------------
Asset Category:
  Equity securities                       70%          70%
  Debt securities                         30           30
                                     ----------- -------------
    Total                                100%         100%
                                     =========== =============

     The  expected  rate  of  return  on  plan  assets  assumption,  used in the determination  of net  periodic  pension  cost,  will be  8.75%  for  2007.  The
Company's  rate of return  assumption  is based on  historical  returns  on plan assets and the expected  long-term  returns for the asset allocation  targets in place at December 31, 2006.

     Each  company's  funding  policy is to make annual  contributions  to their respective plan which equal or exceed the minimum funding requirements of ERISA.
The Company is in  compliance  with this policy.  An assumed  long-term  rate of return  on plan  assets  of 8.75%  was used in the  determination  of the  ERISA minimum  funding  requirements  for the plan years ended  December  31, 2006 and
2005.  Expected  funding  requirements  for the MAXXAM  Pension Plan for 2007 is approximately  $0.9  million and  expected  funding  requirements  for the Palco
Retirement Plan for 2007 is approximately $3.6 million.. As discussed in Note 1,
Palco may not be successful in obtaining additional liquidity sufficient to fund its  operating  cash needs for 2007.  The  failure of Palco to meet its  minimum pension  funding  requirements  could  result  in a  termination  of  the  Palco
Retirement  Plan.  See  Note  1  for  further   information.   Expected  funding
requirements for postretirement medical benefits for 2007 are approximately $0.4 million.

     The Company also has an unfunded  Supplemental  Executive  Retirement  Plan that provides  certain key employees  defined  pension  benefits that supplement those provided by the MAXXAM Pension Plan and Palco Retirement Plan. The Company
had $3.5 million and $3.4 million  accrued as projected  benefit  obligations in the  Consolidated  Balance  Sheet for such plan at  December  31, 2006 and 2005, respectively. This plan was frozen effective December 31, 2005.

     The following benefit payments,  which reflect expected future service,  as appropriate,  are  expected to be paid in respect of the  Company's  pension and postretirement benefit plans (in millions):

                                               Pension         Medical/
Years Ended December 31,                       Benefits      Life Benefits
------------------------------------------- --------------- ----------------
2007                                        $         3.8   $         0.4
2008                                                  3.9             0.5
2009                                                  4.2             0.5
2010                                                  4.5             0.6
2011                                                  4.7             0.7
Years 2012-2016                                      27.5             4.2

     Savings and Incentive Plans
     The Company has two defined  contribution  savings plan designed to enhance the existing retirement programs of participating  employees.  Effective January
1,  2006,  new  company-paid  benefits  were added to the  defined  contribution
savings  plans.   The  new  company  paid  benefits,   when  combined  with  the
participating   employer   matching   contribution,   provided   up  to  17%  of
participants'   eligible   compensation  in  the  form  of  additional  employer
contributions. Effective January 1, 2006, the Company established a Supplemental
Savings  Plan  ("SSP") in order to provide  certain  participants  in the MAXXAM
Savings Plan with certain retirement benefits they would have received under the
MAXXAM  Savings  Plan were it not for the limits on benefits  imposed by section
415(c)  and  section   401(a)(17)  of  the  Internal   Revenue  Code.   Employer
contributions  for all of these plans were $3.0  million,  $0.8 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

10. Investment in Kaiser

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
than the  majority  owner.  On  February  12,  2002,  Kaiser and  certain of its subsidiaries filed for  reorganization  under Chapter 11 of the Bankruptcy Code.
As a result, the Company discontinued  consolidating  Kaiser's financial results beginning  February 12, 2002, and began reporting its investment in Kaiser using the cost method.

     In  February  2002,  Kaiser  and  certain  of its  subsidiaries  filed  for reorganization  under  Chapter  11 of the  Bankruptcy  Code.  Kaiser's  plan  of reorganization  provided for the cancellation of Kaiser's equity,  including the
Company's Kaiser Shares,  without consideration or obligation.  Kaiser's plan of reorganization  became  effective  on July 6,  2006,  and  Kaiser  emerged  from bankruptcy.  As a result, the Company no longer has any ownership interest in or affiliation  with  Kaiser.  Since the  Company's  Kaiser  Shares were  cancelled without obligation,  the Company reversed the $516.2 million of losses in excess of its  investment  in Kaiser  along with the  accumulated  other  comprehensive losses of $85.3  million  related to Kaiser,  resulting  in a net gain of $430.9 million,  recognized  in  the  third  quarter  of  2006.  As  a  result  of  the cancellation of the Company's Kaiser Shares in 2006, the Company expects it will take a worthless  stock  deduction on its 2006  consolidated  federal income tax return.  However,  it is uncertain  whether the deduction meets certain criteria required  for asset  recognition  purposes.  Accordingly,  the  Company  has not recorded  the  resulting  tax  asset  of  approximately  $135.8  million  in its consolidated balance sheet as of December 31, 2006.

     Also see "Deconsolidation of Kaiser" in Note 1.

11. Commitments, Regulatory and Environmental Factors and Contingencies

     Commitments
     The Company leases certain facilities and equipment under operating leases.
Minimum rental  commitments  under operating leases at December 31, 2006, are as follows:

Years Ended December 31,                     (In millions)
------------------------------------------- ---------------

2007                                        $         3.1
2008                                                  2.7
2009                                                  1.9
2010                                                  0.8
2011                                                  0.7
Thereafter                                            1.4
                                            ---------------
Total minimum lease payments                $        10.6
                                            ===============

     Rental expense for operating leases was $3.8 million, $4.2 million and $4.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

     The Company owns certain commercial  properties which are leased to tenants under  operating  leases.  Lease  terms  average  20 years.  Minimum  rentals on operating leases are contractually due as follows:

            Years Ended December 31,                    (In millions)
            ----------------------------------------------------------

            2007...................................... $         17.5
            2008......................................           17.8
            2009......................................           18.0
            2010......................................           18.0
            2011......................................           18.3
            Thereafter................................          171.8
                                                       ---------------
            Total minimum rentals..................... $        261.4
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

     Environmental Plans
     In March  1999,  Palco,  Scopac and Salmon  Creek (the  "Palco  Companies")
consummated  their 1996 Headwaters  Agreement (the "Headwaters  Agreement") with the  United  States  and  California.  Pursuant  to  the  Headwaters  Agreement,
approximately  5,600  acres of  timberlands  owned by the Palco  Companies  were transferred  to the United  States  government  in exchange for $300.0  million, approximately 7,700 acres of timberlands,  and approval by the federal and state governments  of the  Environmental  Plans.  In  connection  with approval of the
Environmental  Plans,   California  incidental  take  permits  (the  "California
Permits")  and federal  incidental  take permits  (the  "Federal  Permits,"  and together with the California Permits,  the "Permits"),  were issued with respect to certain  threatened,  endangered  and other species found on the  timberlands covered by the Environmental Plans.

     From March 1999 until October 2002, Scopac prepared THPs in accordance with the SYP.  The SYP was  intended to comply  with  regulations  of the  California
Department of Forestry and Fire Protection ("CDF") requiring timber companies to demonstrate  sustained yield,  i.e., that their projected average annual harvest for any decade  within a 100-year  planning  period  will not exceed the average annual  growth  level at the end of the  100-year  planning  period.  The forest practice  rules  allow  companies  which do not have a  sustained  yield plan to follow  alternative  procedures to document  compliance with the sustained yield
requirements.   As   discussed   below   (see   "-Contingencies-Timber   Harvest
Litigation"),  in October 2003, the Court hearing the  EPIC-SYP/Permits  lawsuit entered a judgment  invalidating  the SYP and the California  Permits,  although that  decision  was  reversed in December  2005.  As a result of an earlier stay order issued in this case and the trial  court's  judgment,  Scopac from October
2002  until  March  2005  obtained  review  and  approval  of its THPs  under an alternative  procedure in the California  forest practice rules known as "Option
C." Option C is available to landowners who have submitted an "Option A" plan to the CDF for  review  (as was done by  Palco).  An  approved  Option A plan is an alternative to obtaining  approval of a sustained  yield plan.  Palco's Option A plan  ("Option  A Plan")  was  approved  by the CDF in  March  2005.  The  Palco
Companies are currently relying upon its Option A Plan to obtain THP approvals.

     The HCP and Federal Permits allow  incidental  "take" of certain  federally listed  species  located  on the  Palco  Timberlands  so  long  as  there  is no
"jeopardy" to the continued  existence of such species.  The HCP  identifies the measures to be  instituted  in order to minimize and  mitigate  the  anticipated level of take to the greatest  extent  practicable.  The HCP and Federal Permits have terms of 50 years.  Since the  consummation of the Headwaters  Agreement in
March 1999,  there has been a significant  amount of work and  additional  costs required in connection with the  implementation of the Environmental  Plans, and this work and the additional  costs are expected to continue for the foreseeable future.

     Water Quality
     Laws and  regulations  dealing with water quality are impacting or have the potential to impact the Palco Companies primarily in three areas: efforts by the federal Environmental Protection Agency (the "EPA") and the North Coast Regional
Water Quality  Control  Board  ("North  Coast Water  Board") to establish  total maximum daily load limits  ("TMDLs") in watercourses  that have been declared to be water quality impaired; actions by the North Coast Water Board imposing waste discharge reporting  requirements,  and various mitigation,  erosion control and clean-up  measures;  and the  development by the North Coast Water Board and its staff of  special  permitting  requirements  for the  Freshwater  and Elk  River watersheds known as watershed-wide waste discharge requirements ("WWDRs").

     Under the CWA, the EPA is required to establish TMDLs in watercourses  that have been declared to be "water  quality  impaired." The EPA and the North Coast
Water  Board  are in  the  process  of  establishing  TMDLs  for  many  northern
California rivers and certain of their tributaries,  including nine watercourses that flow within the Palco  Timberlands.  The relevant  contaminant on the Palco
Timberlands,  is simple  sediment - dust,  dirt and gravel - that is abundant in watercourses  largely as a function of the area's  normally  heavy  rainfall and soil that erodes easily.  The Company expects the process of establishing  TMDLs to continue into 2010.  The EPA has issued a report  dealing with TMDLs on three of the nine  watercourses.  The agency indicated that the requirements under the
HCP would  significantly  address  the  sediment  issues  that  resulted in TMDL requirements for these watercourses.  Presently,  the North Coast Water Board is in the process of  establishing  the TMDL  requirements  applicable to two other watercourses on the Palco Timberlands, Freshwater and Elk River, with a targeted completion of 2008 for these two watercourses.  Scopac's scientists are actively working with North Coast Water Board staff to ensure that these TMDLs  recognize and incorporate the environmental protection measures of the HCP. The final TMDL requirements  applicable to the Palco Timberlands may require aquatic protection measures  that are  different  from or in  addition  to those in the HCP or that result from the prescriptions to be developed pursuant to the watershed analysis process  provided for in the HCP.  These  requirements  could  further  restrict harvesting on the Palco Timberlands.

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

     The North Coast Water Board has also issued a clean up and abatement orders for Freshwater and the Elk River watersheds (the "Water Board Orders"), which is aimed at addressing existing sediment production sites through clean up actions.
The North Coast Water Board has also initiated the process which could result in similar  orders  for the Bear  Creek  watershed,  and is  contemplating  similar actions for the Jordan and Stitz Creek  watersheds.  The Water Board Orders have resulted in  increased  costs to Palco that could extend over a number of years.
Additional orders in other watersheds  (should they be issued),  may also result in further cost increases.

     On May 8,  2006,  the  North  Coast  Water  Board  adopted  WWDRs  for  the
Freshwater  and  Elk  River.  The  decision  allows   harvesting  in  these  two
watersheds,  up to  approximately  50% of the  applicable  annual  harvest limit established by the CDF for each watershed ("CDF Harvest Limit"),  once the staff of the North Coast Water Board reviews and enrolls THPs submitted by Scopac. The
North Coast Water  Board's  decision  also allowed the  enrollment of additional
THPs, bringing the total to approximately 75% of the CDF Harvest Limit for these two  watersheds,  upon  approval of a monitoring  and  reporting  program by the
Executive  Officer of the North Coast  Water Board  staff.  The  monitoring  and reporting program was approved on September 29, 2006, allowing enrollment by the staff of the  North  Coast  Water  Board of the  additional  THPs for  these two watersheds  planned for harvest in 2006. This  monitoring and reporting  program will also govern future THPs in these two watersheds.  However,  there can be no assurance  that  additional  THPs in these two  watersheds  will  ultimately  be enrolled or harvested as planned in 2006 or future years.  The North Coast Water
Board's  adoption of these WWDRs has been appealed to the State Water Board, but the appeals are being held in abeyance pending  implementation  of the WWDRs. As harvesting  activities on the Palco Timberlands  cannot readily be moved between watersheds  due to, among other things,  historic  harvest  patterns,  adjacency restrictions, and the age classes of trees, development of WWDRs and the various other matters  described herein are expected to result in reduced harvest levels in 2006 and beyond.

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

     Timber Harvest Litigation
     A California  state court had  invalidated  the SYP in connection  with two lawsuits filed against Palco,  as described  below,  which decision was appealed and was reversed  December 12, 2005. Other pending  judicial and  administrative proceedings, as described below, could affect the ability of Palco and Scopac to implement  the  HCP,  implement  certain  approved  THPs,  or  carry  out  other
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

     Following  the  trial,  the  Court  in  October  2003  entered  a  judgment invalidating  the SYP and the  California  Permits and in September 2004 granted the  plaintiffs'  request for  reimbursement  of an aggregate of $5.8 million in attorneys'  fees and  other  expenses.  The  Palco  Companies  and the  State of
California  appealed both  decisions.  In December  2005,  the  appellate  court reversed the trial  court's  decision  invalidating  the SYP and the  California
Permits.  The  plaintiffs  have appealed the appellate  court's  decision to the
California  Supreme  Court,  which has  accepted  the  appeal  for  review.  The defendants'  appeal of the trial court's award of attorneys fees and expenses is still pending at the appellate  court.  Due to the  Bankruptcy  Cases,  both the
California Supreme Court and the appellate court have entered orders staying the proceedings pending before each court.

     In July  2001,  an action  entitled  Environmental  Protection  Information
Association v. Pacific Lumber,  Scotia Pacific Company LLC (No. C01-2821) ("Bear
Creek lawsuit") was filed in the U.S.  District Court for the Northern  District of  California,  and later  amended to add the EPA as a  defendant.  The lawsuit alleges that harvesting and other forestry  activities under certain of Scopac's approved  THPs will result in  discharges of pollutants in violation of the CWA.
The  plaintiff  asserts that the CWA requires the  defendants to obtain a permit from the North Coast Water Board before  beginning  timber  harvesting  and road construction  activities  and is seeking to enjoin these  activities  until such permit has been  obtained.  The  plaintiff  also seeks civil  penalties of up to
$27,500 per day for the alleged continued violation of the CWA. In October 2003, the Court upheld the validity of an EPA regulation  that exempts  harvesting and other forestry  activities from certain discharge  requirements.  Both state and federal agencies, along with Palco and other timber companies,  have relied upon this  regulation  for more than 25 years.  However,  the Court  interpreted  the regulation in such a way as to narrow the forestry operations that are exempted, thereby  limiting the  regulation's  applicability  and subjecting  culverts and ditches to permit requirements.  This ruling has widespread implications for the timber industry in the United States. The case is not yet final as the trial has not yet been held, and there are many unresolved issues involving interpretation of the Court's  decision and its application to actual  operations.  On June 30,
2006,  the  plaintiff  filed a motion for partial  summary  judgment  seeking to establish the Palco Companies'  liability and the Palco Companies filed a motion for summary judgment asserting that the plaintiff lacks standing to maintain the lawsuit.  A hearing on these motions was held on October 3, 2006,  and the Court took the matter under  submission.  Due to the Bankruptcy  Cases,  the Court has entered an order staying this matter.

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
("Cave action") were filed in Humboldt County Superior Court (No.'s DR020718 and
DR020719,  respectively),  which  also name  Palco  and  certain  affiliates  as defendants.  The Cook action  alleges,  among  other  things,  that  defendants'
logging  practices have  contributed to an increase in flooding along Freshwater
Creek (which runs through the Palco  Timberlands),  resulting in personal injury and damage to the  plaintiffs'  properties.  Plaintiffs  further  allege that in order to have THPs approved in the affected  areas,  the  defendants  engaged in certain unfair  business  practices.  The plaintiffs  seek,  among other things, compensatory  and exemplary  damages,  injunctive  relief,  and appointment of a receiver to ensure that the  watershed  is  restored.  The Cave action  contains similar  allegations  and requests  similar relief with respect to the Elk River watershed (a portion of which is contained on the Palco Timberlands). On October
13, 2005, an action  entitled  Edyth Johnson,  et al. v. Charles E. Hurwitz,  an individual;  MAXXAM Inc.,  et al. (No.  DR040720)  was filed in Humboldt  County
Superior Court ("Johnson action") and contains  allegations  similar to the Cave and Cook actions.  The Company does not believe the  resolution of these actions should  result  in a  material  adverse  effect  on its  consolidated  financial condition,  results of operations or liquidity. Notices have been filed with the
Court to stay these matters due to the Bankruptcy Cases.

     On February 25,  2003,  the  District  Attorney of Humboldt  County filed a civil suit entitled The People of the State of California v. The Pacific  Lumber
Company,  Scotia  Pacific  Holding  Company and Salmon Creek  Corporation in the
Humboldt County Superior Court (No. DR030070)  ("Humboldt DA action").  The suit was filed under  California's  unfair competition law and alleges that the Palco
Companies used certain unfair  business  practices in connection with completion of  the  Headwaters  Agreement,  and  that  this  resulted  in  the  harvest  of significantly  more  trees than would  have  otherwise  been the case.  The suit sought a variety  of  remedies  including  a civil  penalty  of $2,500  for each additional tree that has been or will be harvested due to this alleged  increase in  harvest,  as  well  as  restitution  and an  injunction  in  respect  of the additional  timber harvesting  allegedly being conducted.  On June 14, 2005, the
Court dismissed this matter in its entirety. On September 19, 2005, the District
Attorney  appealed  this  decision,  however,  the  Company  believes  that  the dismissal  ruling  has  substantially  diminished  the  exposure  of  the  Palco
Companies with respect to this matter.  Due to the Bankruptcy  Cases,  the Court has entered an order staying this matter.

     In  December  2005,  Palco  and  Scopac  filed a claim  ("Claim")  with the
California  Victim  Compensation  and Government  Claims Board ("Claims  Board")
against  the North  Coast  Water  Board,  the State Water Board and the State of
California  (Claim No.  G558159).  The Claim  alleges that the  defendants  have substantially  impaired  the  contractual  and legal  rights of Palco and Scopac under the  Headwaters  Agreement  and the related  permits,  authorizations  and approvals. The Claim also alleges that the actions of the defendants have caused the companies  substantial  damages,  but does not specify an amount.  While the
Claims Board has indicated  that it is  investigating  the matter,  it failed to approve or deny the claim by the statutory  deadline.  As a result, the Claim is by  operation  of law  treated as having been  denied,  and Palco may now file a claim for damages in  California  state court.  This suit was filed by Palco and
Scopac on December 20, 2006 in Superior  Court in Fresno,  California  (No. CECG
0422).

     OTS Contingency and Related Matters
     On December 26, 1995, the United States  Department of Treasury's Office of
Thrift Supervision  ("OTS") initiated a formal  administrative  proceeding ("OTS action") against the Company and others alleging, among other things, misconduct by the Company and certain of its affiliated persons  ("Respondents") and others with respect to the failure of United Savings Association of Texas (the "USAT").
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

     As a result of the  dismissal of the OTS action,  a related  civil  action, alleging  damages in excess of $250 million,  was subsequently  dismissed.  This action, entitled Federal Deposit Insurance Corporation,  as manager of the FSLIC
Resolution Fund v. Charles E. Hurwitz ("FDIC  action"),  was originally filed by the Federal Deposit  Insurance  Corporation  (the "FDIC") in August 1995 against
Mr. Charles E. Hurwitz (Chairman and Chief Executive Officer of the Company).

     In May 2000, the Respondents filed a counterclaim to the FDIC action in the
U.S.  District  Court in Houston,  Texas (No.  H95-3956).  In November 2002, the
Respondents  filed an amended  counterclaim  and an amended motion for sanctions
(collectively,  the "Sanctions  Motion").  The Sanctions  Motion states that the
FDIC illegally paid the OTS to bring the OTS action against the  Respondents and that the FDIC illegally sued for an improper  purpose (i.e., in order to acquire timberlands held by a subsidiary of the Company). The Respondents are seeking as a  sanction  to be made  whole for the  attorneys'  fees  they  have paid  (plus interest) in connection with the OTS and FDIC actions.  As of December 31, 2006, such fees were in excess of $40.9 million.  On August 23, 2005, a U.S.  District
Court ruled on the Sanctions  Motion,  ordering the FDIC to pay the  Respondents
$72.3  million.  The FDIC has appealed the District  Court  decision to the U.S.
Fifth  Circuit  Court of  Appeals.  The U.S.  District  Court award has not been accrued as of December 31, 2006 and December 31, 2005. There can be no assurance that the Company will ultimately collect this award.

     Other Matters
     On September 2, 2004,  MGI was advised  that the New Jersey  Department  of
Environmental  Protection  ("NJDEP") alleged that one of its former subsidiaries is a successor to a company that manufactured munitions for the U.S. Navy during
World  War II.  The  owner  of the  underlying  property,  which is  located  in
Cranbury,  New Jersey,  was seeking  MGI's  participation  in efforts to address contamination of the site which resulted from such operations.  In January 2005,
MGI and the owner of the property entered into an  Administrative  Consent Order with the NJDEP  providing for, among other things,  cleanup of the facility.  In
April 2005, MGI filed a Complaint against the United States of America, the U.S.
Navy,  and the U.S.  Army for cost  recovery and  contribution;  the  defendants subsequently  denied all of the claims. In early 2006, the property was sold and
MGI entered into an amendment to the  Administrative  Consent Order substituting the new owner for the original property owner. MGI has also reached an agreement with several potentially  responsible parties regarding cleanup at the site, the terms of which the Company believes will not result in a material adverse effect on the  Company's  consolidated  financial  position,  results of  operations or liquidity  and  under  which  MGI  retained  its  cause of  action  against  the government parties noted above.

     The Company and its subsidiaries are involved in other claims, lawsuits and proceedings.  While  uncertainties  are  inherent  in the final  outcome of such matters  and it is  presently  impossible  to  determine  the actual  costs that ultimately may be incurred or their effect on the Company,  management  believes that the  resolution  of such  uncertainties  and the  incurrence  of such costs should not result in a material  adverse  effect on the  Company's  consolidated financial condition, results of operations or liquidity.

12. Stockholders' Deficit

     Preferred Stock
     The holders of the Class A Preferred Stock are entitled to receive,  if and when  declared,  preferential  cash dividends at the rate of $0.05 per share per annum and participate  thereafter on a share-for-share basis with the holders of
Common  Stock in any cash  dividends,  other than cash  dividends  on the Common
Stock in any  fiscal  year to the extent not  exceeding  $0.05 per share.  Stock dividends  declared on the Common Stock would result in the holders of the Class
A Preferred  Stock  receiving an identical  stock dividend  payable in shares of
Class A  Preferred  Stock.  At the option of the  holder,  the Class A Preferred
Stock is  convertible at any time into shares of Common Stock at the rate of one share of Common Stock for each share of Class A Preferred Stock.  Each holder of
Class A  Preferred  Stock is  generally  entitled  to ten votes per share on all matters presented to a vote of the Company's stockholders.

     Stock Option Plans
     Under the  Company's  stock-based  compensation  plans,  stock  options and similar instruments may be granted to employees and outside directors at no less than the fair market value of the  Company's  Common Stock on the date of grant.
Grants  generally  vest ratably over a five-year  period for grants to employees and over a  four-year  period for grants to  outside  directors,  and expire ten years after the grant  date.  Grants have  generally  been  settled in cash upon exercise.

     In 2002,  the Company  adopted the MAXXAM 2002 Omnibus  Employee  Incentive
Plan ("2002 Omnibus Plan").  700,000 shares of Common Stock and 70,000 shares of
Class A Preferred  Stock are  reserved  for awards  pursuant to the 2002 Omnibus
Plan, of which 148,687 and 70,000  shares,  respectively,  were  available to be awarded at December  31, 2006.  The 2002  Omnibus Plan  replaced the MAXXAM 1994
Omnibus Plan ("1994 Omnibus  Plan").  Any shares which were not then already the subject of grants  under the 1994  Omnibus  Plan are no longer  available  to be awarded.

     Concurrent  with the adoption of the 1994 Omnibus Plan, the Company adopted the MAXXAM 1994 Non-Employee Director Plan ("1994 Director Plan"). 35,000 shares of Common Stock are reserved for awards under the 1994  Director  Plan, of which
12,900 were available to be awarded at December 31, 2006.

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

                                        Years Ended December 31,
                              -------------------------------------
                                  2006        2005         2004
                              ------------------------ ------------
Expected volatility                33%         38%          41%
Expected dividends                  -           -            -
Expected term (in years)         6.20        6.44         6.63
Risk-free rate                   4.70%       4.35%        3.63%

     Expected  volatilities are based on historical  volatility of the Company's
Common Stock.  The dividend yield on the Company's Common Stock is assumed to be zero since the Company has not paid  dividends in the past five years and has no current plans to do so. The expected term represents the period of time that the
options  granted  are  expected  to  remain   outstanding  based  on  historical
experience.  The  risk-free  interest rate is based on the U.S.  Treasury  yield curve in effect for the expected term of the option at the reporting date.

     A summary of activity under the Company's stock option plans during 2006 is presented below:

                                                                                            Weighted
                                                                            Weighted        Average      Aggregate
                                                                            Average        Remaining     Intrinsic
                                                                            Exercise      Contractual    Value
                                                             Options         Price      Term (in years) (in millions)
                                                           ------------- ------------- ---------------- ------------
Balance at January 1, 2006                                  1,114,306    $   25.06
Granted                                                        94,300        27.93
Exercised                                                     (42,744)       16.76
Forfeited or expired                                          (84,009)       26.65
                                                          --------------
Balance at December 31, 2006                                1,081,853    $   25.52           5.50       $    8.5
                                                          ============== ============= ================ ==============
Exercisable at December 31, 2006                              796,261    $   25.38           4.52       $    7.1
                                                          ============== ============= ================ ==============

     Total compensation cost for share-based  payment  arrangements for the year ended  December  31,  2006,  was a benefit of $2.0  million due  primarily  to a reduction in the per share market price of the  Company's  Common  Stock.  As of
December 31, 2006, total estimated compensation related to non-vested grants not yet recognized is $3.5 million and the weighted  average period over which it is expected to be recognized is 2.0 years,  although the Company may ultimately not have to pay all of such amount.  During the year ended December 31, 2006,  there were $0.5 million in options  exercised and $1.3 million,  based on the weighted average fair value, in options were vested.

     The following table summarizes  information about stock options outstanding as of December 31, 2006:

                                 Weighted Average
    Range of                         Remaining         Weighted Average         Options          Weighted Average
 Exercise Prices      Shares     Contractual Life       Exercise Price         Exercisable        Exercise Price
------------------ ------------- ------------------    -----------------       -----------      ------------------
 $ 9.40 - $15.88       283,230         5.14               $12.09                 248,970              $12.46
 $16.38 - $19.72       333,608         5.77                18.64                 277,496               18.42
 $26.50 - $45.50       367,415         6.56                34.82                 172,195               39.64
 $50.50 - $62.00        97,600         1.62                52.95                  97,600               52.95
                   -------------                                               -----------
                     1,081,853         5.50                25.52                 796,261               25.38
                   =============                                               ===========

     In addition to the options reflected in the table above,  256,808 shares of restricted  Common Stock  granted  under the 1994 Omnibus Plan are  outstanding.
These shares are subject to certain restrictions that lapse in 2014.

     Rights
     On December  15, 1999,  the Board of  Directors  of the Company  declared a dividend to its  stockholders  consisting  of (i) one Series A  Preferred  Stock
Purchase  Right  ("Series A Right")  for each  outstanding  share of the Class A
Preferred  Stock and (ii) one Series B Preferred Stock Purchase Right ("Series B
Right") for each outstanding  share of the Common Stock. The Series A Rights and the Series B Rights are  collectively  referred to herein as the  "Rights."  The
Rights are  exercisable  only if a person or group of  affiliated  or associated persons (an "Acquiring Person") acquires beneficial  ownership,  or the right to acquire beneficial  ownership,  of 15% or more of the Company's Common Stock, or announces a tender  offer that would  result in  beneficial  ownership of 15% or more of the  outstanding  Common  Stock.  Any person or group of  affiliated  or associated  persons who, as of December 15, 1999, was the beneficial owner of at least 15% of the outstanding  Common Stock will not be deemed to be an Acquiring
Person unless such person or group acquires  beneficial  ownership of additional shares of Common  Stock  (subject to certain  exceptions).  Each Series A Right, when  exercisable,  entitles the registered  holder to purchase from the Company one share of Class A  Preferred  Stock at an  exercise  price of  $165.00.  Each
Series B Right,  when  exercisable,  entitles the registered  holder to purchase from the  Company  one  one-hundredth  of a share of the  Company's  new Class B
Junior  Participating  Preferred  Stock,  with a par  value of $0.50  per  share
("Junior Preferred Stock"), at an exercise price of $165.00 per one-hundredth of a share.  The Junior  Preferred  Stock has a variety of rights and  preferences, including a liquidation preference of $75.00 per share and voting,  dividend and distribution rights which make each one-hundredth of a share of Junior Preferred
Stock equivalent to one share of Common Stock.

     Under certain  circumstances,  including if any person becomes an Acquiring
Person other than through certain offers for all outstanding  shares of stock of the  Company,  or if an  Acquiring  Person  engages  in  certain  "self-dealing"
transactions,  each  Series A Right  would  enable  its  holder  to buy  Class A
Preferred  Stock  (or,  under  certain  circumstances,  preferred  stock  of  an acquiring  company)  having a value equal to two times the exercise price of the
Series A Right,  and each Series B Right  would  enable its holder to buy Common
Stock of the  Company  (or,  under  certain  circumstances,  common  stock of an acquiring  company)  having a value equal to two times the exercise price of the
Series B Right. Under certain circumstances,  Rights held by an Acquiring Person will be null and void. In addition,  under certain  circumstances,  the Board is authorized to exchange all outstanding and exercisable  Rights for stock, in the ratio of one share of Class A  Preferred  Stock per Series A Right and one share of  Common  Stock  per  Series B Right.  The  Rights,  which do not have  voting privileges,  expire on December 11,  2009,  but may be redeemed by action of the
Board prior to that time for $0.01 per right, subject to certain restrictions.

     Shares Reserved for Issuance
     At December 31, 2006, the Company had 2,740,707  shares of Common Stock and
808,119  shares of Class A Preferred  Stock  reserved  for future  issuances  in connection with various  options,  convertible  securities and other rights,  as described above.

     Voting Control
     As of  December  31,  2006,  Mr.  Charles  E.  Hurwitz  beneficially  owned
(exclusive of securities acquirable upon exercise of stock options but inclusive of securities as to which Mr. Hurwitz disclaims  beneficial  ownership) directly and through various entities (principally Gilda Investments, LLC, a wholly owned subsidiary  of Giddeon  Holdings,  Inc.) an aggregate of 99.2% of the  Company's
Class A Preferred  Stock and 54.4% of the Company's  Common Stock  (resulting in combined voting control of approximately  79.5% of the Company).  Mr. Hurwitz is the  Chairman  of the Board and  Chief  Executive  Officer  of the  Company  and
President  and Director of Giddeon  Holdings,  Inc.  Giddeon  Holdings,  Inc. is
wholly owned by Mr. Hurwitz,  members of his immediate family and trusts for the benefit thereof.

13. Significant Acquisitions and Dispositions

     Real Estate Transactions
     During  2005,  the  Company  realized  substantial  revenues  from sales of properties at its Mirada development. Sales at Mirada were $26.9 million in 2006 as compared to $57.0 million in 2005.

     Additionally,  the Company  during 2006 sold 12 lots at its Fountain  Hills development.  Sales at Fountain  Hills were $19.3 million in 2006 as compared to
$48.3 million in 2005.

     At the  Company's  Palmas  development,  there  were two sales in 2006 that generated revenues aggregating $16.0 million. Sales at Palmas were $40.1 million in 2006, as compared to $54.4 million in 2005.

14. Supplemental Cash Flow and Other Information

                                                                                     Years Ended December 31,
                                                                                ------------------------------------
                                                                                   2006        2005        2004
                                                                                ----------- ----------- ------------
                                                                                           (In millions)
Supplemental information on non-cash investing and financing activities:
  Repurchases of debt using restricted cash and marketable securities           $     -     $     -     $  10.9
Supplemental disclosure of cash flow information:
  Interest paid, net of capitalized interest                                    $  81.1     $  73.5     $  72.7
  Income taxes paid, net
                                                                                    1.5         0.3         0.4

15. Quarterly Financial Information (Unaudited)

     Summary  quarterly  financial  information for the years ended December 31,
2006 and 2005 is as follows (in millions, except share information):

                                                                              Three Months Ended
                                                          ----------------------------------------------------------
                                                            March 31      June 30    September 30      December 31
                                                          ------------ ----------- ----------------  ---------------
2006:
  Net sales                                               $  80.2      $  63.5     $     77.8        $    70.0
  Operating income (loss)                                     6.3          2.0          443.5(1)          (2.8)
  Income (loss) before income taxes                          (9.5)       (15.4)         418.7(1)         (22.9)
  Net income (loss)                                         (10.2)       (11.2)         418.7(1)         (22.9)

  Basic earnings (loss), after cumulative effect of accounting change, per common and common stock equivalent
    share(2)                                              $ (1.59)     $ (1.97)    $    79.61        $   (3.88)
                                                          ============ =========== ================= ===============
  Diluted earnings (loss), after cumulative effect of
    accounting change, per common and common
    stock equivalent share(2)                             $ (1.59)     $ (1.97)    $    69.32        $   (3.88)
                                                          ============ =========== ================= ===============

2005:
  Net sales                                               $  83.0      $  87.2     $    105.8        $   130.4
  Operating income                                            2.8          6.5           19.7             26.5
  Income (loss) before income taxes                         (14.2)        (9.6)           4.3             15.4
  Net income (loss)                                         (14.2)        (9.6)           4.3             15.5
  Basic earnings (loss) per common and
    common equivalent share(2)                            $ (2.38)     $ (1.60)    $     0.72        $    2.60
                                                          ============ =========== ================= ===============
  Diluted earnings (loss) per common and common
    stock equivalent share(2)                             $ (2.38)     $ (1.60)    $     0.62        $    2.22
                                                          ============ =========== ================= ===============
------------------------
(1)   Includes gain of $430.9 million related to reversal of net investment in Kaiser.

(2) The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.

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

     As of the end of the period covered by this report,  our management carried out an evaluation, under the supervision and with the participation of our Chief
Executive  Officer and Chief  Financial  Officer,  of the  effectiveness  of the design and operation of the Company's disclosure controls and procedures.  Based on the  evaluation,  our management,  including our Chief Executive  Officer and
Chief Financial Officer,  concluded that the Company's  disclosure  controls and procedures were effective as of December 31, 2006.

Changes in Internal Control over Financial Reporting

     Since  September  30,  2006,  there have been no  changes in the  Company's internal  controls over  financial  reporting  that  materially  affected or are reasonably  likely to materially  affect the internal  controls  over  financial reporting.

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
Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company's internal control over financial reporting was effective as of December 31, 2006.

Dated: March 30, 2007

Attestation Report of the Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MAXXAM Inc., Houston, Texas

We have audited  management's  assessment,  included in the accompanying  Annual
Report on Internal  Controls  over  Financial  Reporting,  that MAXXAM Inc.  and subsidiaries  ("Company")  maintained  effective internal control over financial reporting  as of December 31, 2006,  based on criteria  established  in Internal
Control-Integrated Framework issued by the Committee of Sponsoring Organizations of  the  Treadway  Commission.  The  Company's  management  is  responsible  for maintaining  effective  internal  control over  financial  reporting and for its assessment of the  effectiveness of internal  control over financial  reporting.
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

In our opinion,  management's  assessment that the Company maintained  effective internal  control over  financial  reporting as of December 31, 2006,  is fairly stated, in all material respects,  based on the criteria established in Internal
Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material  respects,  effective  internal control over financial  reporting as of
December   31,   2006,   based  on  the   criteria   established   in   Internal
Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also  audited,  in accordance  with the standards of the Public  Company
Accounting  Oversight Board (United States),  the consolidated balance sheets of the Company as of  December  31,  2005 and 2004,  and the  related  consolidated statements of operations,  cash flows, and stockholders' deficit for each of the three years in the period ended  December 31, 2005. Our audits also included the financial statement  schedules listed in the Index at Item 15(a)(2).  Our report dated  March 30,  2007  expressed  an  unqualified  opinion  on those  financial statements and financial  statement  schedules based on our audit and the report of other auditors and included an explanatory paragraph regarding the ability of
MAXXAM  Inc.  and  subsidiaries  to  realize  their  timber-related  assets  and discharge their timber related  liabilities in the normal course of business and to continue as a going concern.

                                                      DELOITTE & TOUCHE LLP
Houston, Texas
March 30, 2007

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                                                                  Page
(a)   Index to Financial Statements

      1.   Financial Statements (included under Item 8):
           Report of Independent Registered Public Accounting Firm.....................
           Consolidated Balance Sheets at December 31, 2006 and 2005...................
           Consolidated Statements of Operations for the Years Ended December 31, 2006,
               2005 and 2004...........................................................
           Consolidated Statements of Cash Flows for the Years Ended December 31, 2006,
               2005 and 2004...........................................................
           Consolidated Statements of Stockholders' Deficit for the Years Ended
               December 31, 2006, 2005 and 2004........................................
           Notes to Consolidated Financial Statements..................................

      2.   Financial Statement Schedules:

           Schedule I - Condensed Financial Information of Registrant at
               December 31, 2006 and 2005 and for the Years Ended December 31, 2006, 2005 and 2004

              All other schedules are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

(b)   Exhibits

     Reference is made to the Index of Exhibits at the end of this Report, which index is incorporated herein by reference.

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               MAXXAM INC.

                         BALANCE SHEETS (Unconsolidated)
               (In millions of dollars, except share information)

                                                                                                December 31,
                                                                                        ----------------------------
                                                                                             2006          2005
                                                                                        -------------- -------------
Assets

Current assets:
  Cash and cash equivalents                                                             $   12.0       $    46.1
  Marketable securities and other investments                                              124.7           104.8
  Other current assets                                                                       5.8             6.1
                                                                                        -------------- -------------
     Total current assets                                                                  142.5           157.0
Deferred income taxes                                                                       60.4            57.9
Other assets                                                                                 1.0             1.1
                                                                                        -------------- -------------
                                                                                        $  203.9       $   216.0
                                                                                        ============== =============
Liabilities and Stockholders' Deficit

Current liabilities:                                                                    $    5.0       $     8.7
                                                                                        -------------- -------------
     Total current liabilities                                                               5.0             8.7
Intercompany loans                                                                         177.6           209.3
Losses recognized in excess of investment in Kaiser                                            -           516.2
Losses recognized in excess of investments in subsidiaries                                 205.9           108.5
Other noncurrent liabilities                                                                27.2            34.6
                                                                                        -------------- -------------
     Total liabilities                                                                     415.7           877.3
                                                                                        -------------- -------------

Stockholders' deficit:
  Preferred stock, $0.50 par value; $0.75 liquidation preference; 2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible
     Preferred Stock; 668,964 shares issued, respectively; 668,119 shares outstanding,
     respectively                                                                            0.3             0.3
  Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359
     shares issued; 5,257,657 and 5,967,942 shares outstanding, respectively                 5.0             5.0
  Additional capital                                                                       225.3           225.3
  Accumulated deficit                                                                     (296.0)         (670.4)
  Accumulated other comprehensive loss                                                      1.0            (96.6)
  Treasury stock, at cost (shares held: preferred - 845; common - 4,805,702 and
     4,095,417, respectively)                                                             (147.4)         (124.9)
                                                                                        -------------- -------------
     Total stockholders' deficit                                                          (211.8)         (661.3)
                                                                                        -------------- -------------
                                                                                        $  203.9       $   216.0
                                                                                        ============== =============

         See notes to consolidated financial statements and accompanying notes.

        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                                   MAXXAM INC.

                    STATEMENTS OF OPERATIONS (Unconsolidated)
                            (In millions of dollars)

                                                                                     Years Ended December 31,
                                                                              -----------------------------------
                                                                                  2006        2005         2004
                                                                              ----------- ----------- -----------
Investment, interest and other income, net                                    $    2.6    $    7.8    $    3.7
Intercompany interest expense, net                                               (16.7)      (13.8)       (9.9)
Interest expense                                                                   0.1        (0.2)        (0.1)
General and administrative expenses                                               (5.4)      (15.0)       (16.0)
Equity in losses of subsidiaries                                                 (45.1)        2.7        (28.9)
Reversal of net investment in Kaiser                                             430.9           -            -
                                                                              ----------- ----------- -----------
Income (loss) before benefit in lieu of income taxes and cumulative
  effect of accounting change                                                    366.4       (18.5)       (51.2)
Benefit in lieu of income taxes                                                    8.7        14.5          4.6
Cumulative effect of accounting change                                            (0.7)          -            -
                                                                              ----------- ----------- -----------
Net income (loss)                                                             $ 374.4     $  (4.0)     $   (46.6)
                                                                              =========== =========== ===========

     See notes to consolidated financial statements and accompanying notes.

        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                              MAXXAM INC.

               STATEMENTS OF CASH FLOWS (Unconsolidated)
                       (In millions of dollars)

                                                                                   Years Ended December 31,
                                                                           -----------------------------------------
                                                                                2006          2005         2004
                                                                           ------------- -------------- -------------
Cash flows from operating activities:
  Net loss income (loss)                                                   $   374.4     $     (4.0)    $    (46.6)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Reversal of net investment in Kaiser                                      (430.9)             -              -
    Equity in losses of subsidiaries                                            45.2           (2.7)          28.9
    Non-cash stock-based compensation expense                                   (2.0)           3.7            6.1
    Net (gains) losses on marketable securities and other investments           (2.2)          (6.6)           2.2
    Decrease in receivables, prepaids and other assets                           0.4            0.8            0.7
    Decrease (increase) in deferred income tax assets                           (2.5)           0.8            3.2
    (Increase) decrease in accounts payable and other liabilities               (4.4)          (0.5)           1.0
                                                                           ------------- -------------- -------------
      Net cash used for operating activities                                   (22.1)          (8.5)          (4.5)
                                                                           ------------- -------------- -------------

Cash flows from investing activities:
  Net sales (purchases) of marketable securities and other investments           9.4            2.5          (17.5)
  Dividends received from subsidiaries                                          15.2           26.2            5.9
  Investments in and net advances from subsidiaries                            (13.1)          35.1           23.0
  Loans to subsidiaries                                                         (1.0)         (17.3)             -
  Capital expenditures                                                             -           (0.4)          (0.3)
                                                                           ------------- -------------- -------------
      Net cash provided by investing activities                                 10.5           46.1           11.1
                                                                           ------------- -------------- -------------
Cash flows from financing activities:
  Treasury stock repurchases                                                   (22.5)          (0.2)             -
                                                                           ------------- -------------- -------------
      Net cash used for financing activities                                   (22.5)          (0.2)             -
                                                                           ------------- -------------- -------------
Net increase (decrease) in cash and cash equivalents                           (34.1)          37.4            6.6
Cash and cash equivalents at beginning of year                                  46.1            8.7            2.1
                                                                           ------------- -------------- -------------
Cash and cash equivalents at end of year                                   $    12.0     $     46.1     $      8.7
                                                                           ============= ============== =============

Supplementary schedule of non-cash investing and financing activities:
  Deferral of interest payment on intercompany note payable                $    16.1     $      5.2     $     11.3
  Non-cash dividends received from subsidiaries                                    -              -           21.6
Supplemental disclosure of cash flow information:
  Interest paid                                                            $     4.8     $       6.1    $      0.5

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
return.  However,  it is uncertain  whether the deduction meets certain criteria required  for asset  recognition  purposes.  Accordingly,  the  Company  has not recorded  the  resulting  tax  asset  of  approximately  $135.8  million  in its consolidated balance sheet as of December 31, 2006.

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

3. Intercompany Loans

     Intercompany  loans,  which  include  accrued  interest,  consists  of  the following (in millions):

                                                         December 31,
                                                 ---------------------------
                                                      2006         2005
                                                 ------------- -------------
Note payable to MAXXAM Group Holdings Inc.       $   153.3     $   183.8
Net advances                                          24.3          25.5
                                                 ------------- -------------
                                                 $   177.6     $   209.3
                                                 ============= =============

                                   SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MAXXAM INC.

Date:   April 2, 2007    By:              CHARLES E. HURWITZ
                             ---------------------------------------------------
                                          Charles E. Hurwitz
                            Chairman of the Board, Chief Executive Officer
                                              and President

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the
Registrant and in the capacities and on the dates indicated.

Date:   April 2, 2007    By:            J. KENT FRIEDMAN
                             ----------------------------------------------------
                                        J. Kent Friedman
                               Vice Chairman of the Board and General Counsel

Date:   April 2, 2007    By:            ROBERT J. CRUIKSHANK
                             ---------------------------------------------------
                                        Robert J. Cruikshank
                                           Director

Date:   April 2, 2007    By:             SHAWN M. HURWITZ
                             ---------------------------------------------------
                                         Shawn M. Hurwitz
                                           Director

Date:   April 2, 2007    By:             EZRA G. LEVIN
                             ---------------------------------------------------
                                         Ezra G. Levin
                                           Director

Date:   April 2, 2007    By:          STANLEY D. ROSENBERG
                              --------------------------------------------------
                                      Stanley D. Rosenberg
                                           Director

Date:   April 2, 2007    By:             MICHAEL J. ROSENTHAL
                              --------------------------------------------------
                                         Michael J. Rosenthal
                                             Director

Date:   April 2, 2007    By:               M. EMILY MADISON
                              --------------------------------------------------
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
     31, 1989)

3.3  Certificate of  Designations of Class A $.05  Non-Cumulative  Participating
     Convertible   Preferred  Stock  of  the  Company  (incorporated  herein  by reference to Exhibit 3.3 to the  Company's  Annual  Report on Form 10-K for
     the year ended December 31, 1999

3.4  Amended  and  Restated  By-laws  of  the  Company,  dated  March  30,  2000
     (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly
     Report on Form 10-Q for the quarter ended March 31, 2000)

4.1  Rights  Agreement,  dated December 15, 1999, by and between the Company and
     American  Stock  Transfer  &  Trust  Company  (incorporated  herein  by reference to Exhibit 4.1 to the Company's  Current Report on Form 8-K filed on January 14, 2000

4.2  Scopac Indenture, dated July 20, 1998, between Scopac and State Street Bank and Trust Company  (incorporated  herein by reference to Exhibit 4.1 to the
     Company's  Form 10-Q/A No. 1 filed with the SEC on September 15, 1998,  and relating  to the  Company's  Quarterly  Report on Form 10-Q for the quarter ended June 30, 1998; the "Company June 1998 Form 10-Q")

4.3  First Supplemental Indenture,  dated July 16, 1999, to the Scopac Indenture
     (incorporated  herein by  reference  to Exhibit 4.1 to  Scopac's  Quarterly
     Report  on Form  10-Q  for the  quarter  ended  June  30,  1999;  File  No.
     333-63825; the "Scopac June 1999 Form 10-Q")

4.4  Second  Supplemental  Indenture,  dated  November 18,  1999,  to the Scopac
     Indenture  (incorporated  herein by  reference  to Exhibit 99.3 to Scopac's
     Report on Form 8-K filed on November 19, 1999; File No. 333-63825)

4.5  Deed of Trust, Security Agreement,  Financing Statement, Fixture Filing and
     Assignment  of  Proceeds,  dated  July 20,  1998,  relating  to the  Scopac
     Indenture  (incorporated  herein by reference to Exhibit 4.2 to the Company
     June 1998 Form  10-Q)

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

10.1 Credit Agreement  ("Scopac Credit  Agreement"),  dated July 20, 1998, among
     Scopac, the financial institutions party thereto and Bank of America, N.A., as Agent  (incorporated  herein by  reference to Exhibit 4.3 to the Company
     June 1998 Form 10-Q)

10.2 First  Amendment,  dated  July 16,  1999,  to the Scopac  Credit  Agreement
     (incorporated  herein by  reference  to Exhibit 4.2 to the Scopac June 1999
     Form 10-Q)

10.3 Second  Amendment,  dated June 15,  2001,  to the Scopac  Credit  Agreement
     (incorporated  herein by  reference  to Exhibit 4.1 to  Scopac's  Quarterly
     Report  on Form  10-Q  for the  quarter  ended  June  30,  2001;  File  No.
     333-63825)

10.4 Third  Amendment,  dated  June 30,  2003,  to the Scopac  Credit  Agreement
     (incorporated  herein by  reference  to Exhibit 4.1 to  Scopac's  Quarterly
     Report  on Form  10-Q  for the  quarter  ended  June  30,  2003;  File  No.
     333-63825)

10.5 Fourth  Amendment,  dated May 18,  2006,  to the  Scopac  Credit  Agreement
     (incorporated  herein by reference to Exhibit 10.1 to the Company's Current
     Report on Form 10-K filed on May 23, 2006)

10.6 to      [Reserved]
10.11

10.12 Revolving Credit Agreement,  dated July 18, 2006, among Palco,  Britt, the lenders  from time to time party  thereto and Marathon  Structured  Finance
     Fund  L.P.("Marathon"),  as administrative  agent  (incorporated  herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 21, 2006; the "July 21, 2006 Form 8-K")

10.13 Term Loan Agreement,  dated July 18, 2006, among Palco, Britt, the lenders from time to time party  thereto  and  Marathon,  as  administrative  agent
     (incorporated herein by reference to Exhibit 10.2 to the July 21, 2006 Form
     8-K)

10.14 Guarantee  and  Collateral  Agreement,  dated July 18,  2006,  executed by
     Palco,  Britt,  MGI,  Salmon Creek and Scotia Inn in favor of Marathon,  as administrative  agent  for the  Revolving  Credit  Agreement  (incorporated herein by reference to Exhibit 10.3 to the July 21, 2006 Form 8-K)

10.15 Guarantee  and  Collateral  Agreement,  dated July 18,  2006,  executed by
     Palco,  Britt,  MGI,  Salmon Creek and Scotia Inn in favor of Marathon,  as administrative  agent for the Term Loan Agreement  (incorporated  herein by reference to Exhibit 10.4 to the July 21, 2006 Form 8-K)

10.16 Deed of Trust,  Security  Agreement,  Assignment  of Rents And  Leases And
     Fixture Filing, dated July 18, 2006, by and from Palco to Fidelity National
     Title Company, for the benefit of Marathon, as administrative agent for the
     Revolving  Credit  Agreement  (incorporated  herein by reference to Exhibit
     10.5 to the July 21, 2006 Form 8-K)

10.17 Deed of Trust,  Security  Agreement,  Assignment  of Rents And  Leases And
     Fixture Filing, dated July 18, 2006, by and from Palco to Fidelity National
     Title Company, for the benefit of Marathon, as administrative agent for the
     Term Loan  Agreement  (incorporated  herein by reference to Exhibit 10.6 to the July 21, 2006 Form 8-K)

10.18 Omnibus   Amendment  to  Revolving  Credit  Agreement  and  Guarantee  and
     Collateral Agreement, dated October 12, 2006, among Palco, Britt, Marathon,
     LaSalle  Business  Credit,  LLC  and  LaSalle  Bank  National   Association
     (incorporated  herein by reference to Exhibit 10.1 to the Company's Current
     Report on Form 8-K filed on October 17, 2006)

10.19 Stock Purchase  Agreement,  dated May 25, 2006,  among the Company,  Scion
     Qualified Value Fund and Scion Value Fund (incorporated herein by reference to Exhibit 10.1 to the  Company's  Current  Report on Form 8-K filed on May
     26, 2006)

10.20 to     [Reserved]
 10.22

10.23 Revolving Credit Agreement (the "Prior Palco Revolving Credit Agreement"),
     dated April 19,  2005,  among Palco,  Britt,  the lenders from time to time party thereto, and The CIT Group/Business Credit, Inc. (incorporated herein by reference to Exhibit 10.1 to the  Company's  Current  Report on Form 8-K
     filed on April 25, 2005)

10.24 Term Loan Agreement ("Prior Palco Term Loan  Agreement"),  dated April 19,
     2005,  among Palco,  Britt, the lenders from time to time party thereto and
     Credit  Suisse  First Boston  (incorporated  herein by reference to Exhibit
     10.2 to the Company's Current Report on Form 8-K filed on April 25, 2005)

10.25 Guarantee and Collateral  Agreement,  dated April 19, 2005, made by Palco,
     Britt,  MGI,  Salmon  Creek  and  Scotia  Inn  Inc.  in  favor  of The  CIT
     Group/Business  Credit, Inc.  (incorporated  herein by reference to Exhibit
     10.3 to the Company's  Current  Report on Form 8-K filed on April 27, 2005;
     the "April 27, 2005 Form 8-K")

10.26 Guarantee and Collateral  Agreement,  dated April 19, 2005, made by Palco,
     Britt,  MGI,  Salmon  Creek and Scotia Inn Inc.  in favor of Credit  Suisse
     First Boston (incorporated herein by reference to Exhibit 10.4 to the April
     27, 2005 Form 8-K)

10.27 Deed of Trust,  Security  Agreement,  Assignment  of Rents and  Leases and
     Fixture  Filing,  dated  April  19,  2005,  by and from  Palco to  Fidelity
     National Title Company,  for the benefit of The CIT Group/Business  Credit,
     Inc., as administrative  agent (incorporated herein by reference to Exhibit
     10.5 to the April 27, 2005 Form 8-K)

10.28 Deed of Trust,  Security  Agreement,  Assignment  of Rents and  Leases and
     Fixture  Filing,  dated  April  19,  2005,  by and from  Palco to  Fidelity
     National Title Company,  for the benefit of Credit Suisse First Boston,  as administrative  agent (incorporated  herein by reference to Exhibit 10.6 to the April 27, 2005 Form 8-K)

10.29 Omnibus  Amendment,  dated October 26, 2005, to the Prior Palco  Revolving
     Credit  Agreement  and the Prior  Palco Term Loan  Agreement  (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form
     8-K of the Company filed on October 28, 2005)

10.30 Third  Amendment,  dated  November 18, 2005, to the Prior Palco  Revolving
     Credit Agreement  (incorporated  herein by reference to Exhibit 10.1 to the
     Company's Current Report on Form 10-K filed on November 23, 2005)

10.31 Third  Amendment,  dated  November 18, 2005,  to the Prior Palco Term Loan
     Agreement  (incorporated  herein  by  reference  to  Exhibit  10.2  to  the
     Company's Current Report on Form 8-K filed on November 23, 2005)

10.32 Fourth  Amendment,  dated January 20, 2006,  to the Prior Palco  Revolving
     Credit Agreement  (incorporated  herein by reference to Exhibit 10.1 to the
     Company's Current Report on Form 8-K filed on January 26, 2006)

10.33 Fourth  Amendment,  dated  January 20, 2006,  to the Prior Palco Term Loan
     Agreement  (incorporated  herein  by  reference  to  Exhibit  10.2  to  the
     Company's Current Report on Form 8-K filed on January 26, 2006)

10.34 Fifth  Amendment,  dated  February 16, 2006, to the Prior Palco  Revolving
     Credit Agreement  (incorporated  herein by reference to Exhibit 10.1 to the
     Company's Current Report on Form 8-K filed on February 22, 2006)

10.35 Fifth  Amendment,  dated  February 16, 2006,  to the Prior Palco Term Loan
     Agreement  (incorporated  herein  by  reference  to  Exhibit  10.2  to  the
     Company's Current Report on Form 8-K filed on February 22, 2006)

10.36 Loan Agreement,  dated June 28, 2001,  between  Lakepointe  Assets LLC and
     Legg Mason Real Estate Services,  Inc. (incorporated herein by reference to
     Exhibit 4.2 to MGHI's  Quarterly  Report on Form 10-Q for the quarter ended
     June 30, 2001; File No. 333-18723; the "MGHI June 2001 Form 10-Q")

10.36 Promissory Note, dated June 28, 2001,  between  Lakepointe  Assets LLC and
     Legg Mason Real Estate Services,  Inc. (incorporated herein by reference to
     Exhibit 4.3 to the MGHI June 2001 Form 10-Q)

10.37 Lease Agreement,  dated June 28, 2001,  between  Lakepointe Assets LLC and
     Fluor Enterprises Inc. (incorporated herein by reference to Exhibit 10.1 to the MGHI June 2001 Form 10-Q)

10.38 Guarantee  of Lease dated June 28, 2001,  between  Fluor  Corporation  and
     Lakepointe Assets LLC (incorporated  herein by reference to Exhibit 10.2 to the MGHI June 2001 Form 10-Q)

10.39 to     [Reserved]
10.40

10.41 Tax Allocation  Agreement  (the "MGHI Tax  Allocation  Agreement") , dated
     December 23,  1996,  between the Company and MGHI  (incorporated  herein by reference  to Exhibit  10.1 to MGHI's  Registration  Statement on Form S-4;
     Registration No. 333-18723)

10.42 Amendment  of MGHI Tax  Allocation  Agreement,  dated  December  31,  2001
     (incorporated  herein by reference to Exhibit 10.2 to MGHI's  Annual Report on Form 10-K for the year ended December 31, 2001; File No. 333-18723;  the
     "MGHI 2001 Form 10-K")

10.43 Tax  Allocation  Agreement  (the "MGI Tax  Allocation  Agreement"),  dated
     August  4,  1993,  between  the  Company  and MGI  (incorporated  herein by reference  to  Exhibit  10.6  to  Amendment  No.  2 to  MGI's  Registration
     Statement on Form S-2; Registration No. 33-56332)

10.44 Amendment  of MGI Tax  Allocation  Agreement,  dated  December  31,  2001, between the Company and MGI  (incorporated  herein by  reference to Exhibit
     10.4 to the MGHI 2001 Form 10-K)

10.45 Tax  Allocation  Agreement,  dated May 21, 1988,  among the Company,  MGI,
     Palco  and the  corporations  signatory  thereto  (incorporated  herein  by reference  to Exhibit  10.8 to Palco's  Annual  Report on Form 10-K for the
     year ended December 31, 1988; File No. 1-9204)

10.46 Tax Allocation  Agreement (the "Palco Tax  Allocation  Agreement"),  dated
     March 23, 1993, among Palco,  Scotia Pacific Holding Company,  Salmon Creek
     Corporation  and the Company  (incorporated  herein by reference to Exhibit
     10.1 to Amendment No. 3 to the Registration Statement on Form S-1 of Scotia
     Pacific Holding Company; Registration No. 33-55538)

10.47 Amendment  of Palco Tax  Allocation  Agreement,  dated  December  31, 2001
     (incorporated  herein by  reference  to Exhibit  10.7 to the MGHI 2001 Form
     10-K)

10.48 Tax Allocation Agreement,  dated February 9, 2004, among Britt, Palco, MGI and the Company  (incorporated  herein by  reference to Exhibit 10.8 to the
     Company's Annual Report on Form 10-K for the year ended December 31, 2003)

10.49 to     [Reserved]
10.50

10.51 New Master  Purchase  Agreement,  dated July 20, 1998,  between Scopac and
     Palco (incorporated herein by reference to Exhibit 10.1 to MGHI's Quarterly
     Report  on Form  10-Q  for the  quarter  ended  June  30,  1998;  File  No.
     333-18723; the "MGHI June 1998 Form 10-Q")

10.52 New  Services  Agreement,  dated July 20, 1998,  between  Palco and Scopac
     (incorporated  herein by  reference  to Exhibit  10.2 to the MGHI June 1998
     Form 10-Q)

10.53 New Additional Services Agreement, dated July 20, 1998, between Scopac and
     Palco  (incorporated  herein by  reference to Exhibit 10.3 to the MGHI June
     1998 Form 10-Q)

10.54 New Reciprocal Rights Agreement,  dated July 20, 1998, among Palco, Scopac and Salmon Creek  (incorporated  herein by reference to Exhibit 10.4 to the
     MGHI June 1998 Form 10-Q)

10.55 New Environmental  Indemnification Agreement, dated July 20, 1998, between
     Palco and Scopac  (incorporated  herein by reference to Exhibit 10.5 to the
     MGHI June 1998 Form 10-Q)

10.56 Implementation  Agreement with Regard to Habitat Conservation Plan for the
     Properties of Palco,  Scopac and Salmon Creek,  dated March 1, 1999, by and among the United  States Fish and Wildlife  Service,  the  National  Marine
     Fisheries Service, The California Department of Fish and Game, the CDF, and
     the Palco  Companies  (incorporated  herein by reference to Exhibit 99.3 to
     Scopac's Report on Form 8-K dated March 19, 1999; File No.  333-63825;  the
     "Scopac March 19, 1999 Form 8-K")

10.57 Agreement  Relating to Enforcement of AB 1986, dated February 25, 1999, by and among the  California  Resources  Agency,  CDFG,  CDF,  the  California
     Wildlife  Conservation Board, Palco, Salmon Creek and Scopac  (incorporated herein by reference to Exhibit 99.4 to the Scopac March 19, 1999 Form 8-K)

10.58 Habitat  Conservation  Plan,  dated March 1, 1999,  for the  Properties of
     Palco, Scopac and Salmon Creek (incorporated herein by reference to Exhibit
     99.5 to the Scopac March 19, 1999 Form 8-K)

10.59 Letter,  dated  February  25,  1999,  from the CDF to Palco  (incorporated herein by reference to Exhibit 99.8 to the Scopac March 19, 1999 Form 8-K)

10.60 Letter, dated March 1, 1999, from the CDF to Palco (incorporated herein by reference to Exhibit 99.9 to the Scopac March 19, 1999 Form 8-K)

10.61 Letter, dated March 1, 1999, from the U.S. Department of the Interior Fish and Wildlife Service and the U.S.  Department of Commerce  National Oceanic
     and  Atmospheric   Administration   to  Palco,   Salmon  Creek  and  Scopac
     (incorporated  herein by reference to Exhibit 99.10 to the Scopac March 19,
     1999 Form 8-K)

10.62 [Reserved] Executive Compensation Plans and Arrangements

10.63 MAXXAM 2002 Omnibus Employee Incentive Plan (incorporated hereby reference to Exhibit 99 to the Company's Schedule 14A dated April 30, 2002)

10.64* Form of Stock Option  Agreement  under the MAXXAM 2002  Omnibus  Employee
     Incentive Plan

10.65 MAXXAM  1994  Omnibus  Employee  Incentive  Plan  (incorporated  herein by reference to Exhibit 99 to the Company's Schedule 14A dated April 29, 1994)

10.66 Form of Stock  Option  Agreement  under the MAXXAM 1994  Omnibus  Employee
     Incentive  Plan  (incorporated  herein by reference to Exhibit 10.30 to the
     Company's Annual Report on Form 10-K for the year ended December 31, 1994)

10.67 MAXXAM Amended and Restated Non-Employee Director Stock Plan (incorporated herein by  reference to Exhibit  99.1 to the  Company's  Schedule 14A dated
     April 20, 2004)

10.68*  Form  of  Stock  Option   Agreement   under  the  Amended  and  Restated
     Non-Employee Director Plan

10.69 Form of deferred fee agreement for Company directors  (incorporated herein by reference to Exhibit 10.26 to the  Company's  Annual Report on Form 10-K
     for the year ended December 31, 1996)

10.70 MAXXAM 1994 Executive Bonus Plan (Amended and Restated 2003) (incorporated herein by reference to Exhibit 99 to the Company's Schedule 14A dated April
     5, 2004)

10.71* MAXXAM Revised Capital Accumulation Plan of 1988 (As Amended and Restated
     December 2006)

10.72 MAXXAM  Supplemental  Executive  Retirement Plan  (incorporated  herein by reference to Exhibit 10(ii) to MGI's Registration  Statement on Form S-4 on
     Form S-2; Registration No. 33-42300)

10.73* MAXXAM Supplemental Savings Plan, effective January 1, 2006

10.74 Form of Company deferred  compensation  agreement  (incorporated herein by reference to Exhibit 10.35 to the Company's  Annual Report on Form 10-K for
     the year ended December 31, 1995) 10.75 to [Reserved] 10.76

10.77 Executive Employment  Agreement,  dated April 1, 2005, between the Company and M. Emily Madison  (incorporated  herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2005.

10.78 Restricted  Stock  Agreement (the  "Restricted  Stock  Agreement"),  dated
     December 13, 1999, between the Company and Charles E.  Hurwitz(incorporated herein by reference to Exhibit 10.53 to the Company's Annual Report on Form
     10-K for the year ended December 31, 1999)

10.79 Amendment,  dated  December 16, 2003, to the  Restricted  Stock  Agreement
     (incorporated  herein by reference to Exhibit 10.35 to the Company's Annual
     Report on Form 10-K for the year ended December 31, 2003)

10.80 2006 Bonus  Criteria  for the MAXXAM  Chief  Executive  Officer  under the
     MAXXAM 1994  Executive  Bonus Plan  (incorporated  herein by  reference  to
     Exhibit 10.2 to the Company's  Current Report on Form 8-K filed on April 4,
     2006)

10.81 206 Bonus Criteria for the MAXXAM Vice Chairman and General  Counsel under the MAXXAM 1994 Executive Bonus Plan  (incorporated  herein by reference to
     Exhibit 10.3 to the Company's  Current Report on Form 8-K filed on April 4,
     2006)

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

1994 Director Plan: The MAXXAM 1994 Non-Employee Director Plan

1994 Omnibus Plan: The MAXXAM 1994 Omnibus Employee Incentive Plan

2002 Omnibus Plan: The MAXXAM 2002 Omnibus Employee Incentive Plan

Acquiring  Person:  A person or group of affiliated  or  associated  persons who acquire beneficial ownership,  or the right to acquire beneficial ownership,  of
15% or more of the  Company's  Common  Stock (or  announces a tender offer which would have this result)

AOCI: Accumulated other comprehensive income (loss)

APB Opinion No. 25:  Accounting  Principles  Board Opinion 25,  "Accounting  for
Stock Issued to Employees"

APB Opinion No. 29:  Accounting  Principles  Board Opinion 29,  "Accounting  for
Nonmonetary Transactions"

Bankruptcy Cases: The Chapter 11 proceedings of the Debtors

Bankruptcy Code: The United States Bankruptcy Code

Bankruptcy  Court: The United States  Bankruptcy Court for the Southern District
of Texas

Bear Creek lawsuit:  An action  entitled  Environmental  Protection  Information
Association v. Pacific Lumber,  Scotia Pacific Company LLC (No.  C01-2821) filed in the U.S. District Court for the Northern District of California

Beltway Assets:  Beltway Assets LLC, an indirect wholly owned  subsidiary of the
Company

Beltway Notes: The 6.08% notes of Beltway Assets due in November 2024

Blackstone:  The Blackstone Group, restructuring and financial advisors to Palco and Scopac

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
DR020719) filed in the Superior Court of Humboldt County, California

CDF: California Department of Forestry and Fire Protection

CDFG: California Department of Fish and Game

CDF Harvest Limit: Annual harvest limit established by the CDF

CEQA: California Environmental Quality Act

CESA:  California  Endangered  Species  Act

Claim:  The claim  filed by Palco and Scopac with the Claims  Board  against the
North Coast  Water  Board,  the State  Water  Board and the State of  California
(Claim No. G558159) alleging that the defendants have substantially impaired the contractual and legal rights of Palco and Scopac under the Headwaters Agreement

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
DR020718) filed in the Superior Court of Humboldt County, California

COSO: Committee of Sponsoring Organizations of the Treadway Commission

CWA: Federal Clean Water Act

Debtors:  Palco,  Scopac,  Britt, SDLLC and Palco's other  subsidiaries,  all of which have filed for reorganization under the Bankruptcy Code

DIP financing: Debtor-in-possession financing

Director Plan: MAXXAM Non-Employee Director Stock Plan

EBITDA:  As defined in Section 1.01 of the Palco  Revolving  Credit Facility and
Palco Term Loan which, among other things, excludes the results of Scopac

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

ESA: The Federal Endangered Species Act

Exclusivity  Period:  120 days  following  the date of filing of the  Bankruptcy
Cases,  during which the Debtors  generally have the exclusive  right to propose plan(s) of reorganization under the Bankruptcy Court

Executive Plan: The Company's Executive Bonus Plan

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

Filing Date:  January 18, 2007,  the date the Debtors filed  separate  voluntary petitions with the Bankruptcy Court

FIN No. 48: FASB FIN No. 48,  "Accounting  for  Uncertainty in Income Taxes,  as
Interpretation of FASB Statement 109"

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

Laredo LLC: Laredo Race Park LLC, a wholly owned subsidiary of the Company

LIBOR: London Inter Bank Offering Rate

Marathon: Marathon Structured Finance Fund L.P., one of Palco's lenders

Master Purchase  Agreement:  The agreement between Palco and Scopac that governs all purchases of logs by Palco from Scopac

MAXXAM: MAXXAM Inc., including its subsidiaries

MAXXAM Parent: MAXXAM Inc., excluding its subsidiaries

MAXXAM Pension Plan: MAXXAM Parent's Pension Plan

MGHI:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of the Company MGI:
MAXXAM Group Inc., a wholly owned subsidiary of MGHI

Minimum Principal  Amortization:  The amount of principal Scopac was required to pay (on a  cumulative  basis and subject to available  cash)  through any Scopac
Timber Notes payment date

Mirada:  The  Company's  luxury  resort-residential  project  located  in Rancho
Mirage, California

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

Option C: An alternative procedure for timber owners to comply with California's sustained yield requirements

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

Palco: The Pacific Lumber Company, a wholly owned subsidiary of MGI

Palco Asset Sale Program: Palco's process for marketing certain of its assets

Palco Companies: Palco, Scopac and Salmon Creek, collectively

Palco Debtors: Palco, Britt, SDLLC, Salmon Creek and Scotia Inn

Palco Retirement Plan: Palco's pension plan

Palco Revolving Credit Facility: The five-year $60.0 million secured asset-based revolving  credit facility  evidenced by the Revolving Credit Agreement dated as of July 18, 2006, among Palco and Britt, as borrowers,  and Marathon  Structured
Finance Fund L.P., as amended

Palco Term Loan: The five-year  $85.0 million secured term loan evidenced by the
Term  Loan  Agreement  dated as of July 18,  2006,  among  Palco and  Britt,  as borrowers, and Marathon Structured Finance Fund L.P., as amended

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

Prior Palco-Britt Facilities:  The term loan and revolving credit facility prior to the Palco Term Loan and the Palco Revolving Credit Facility

PSLRA: Private Securities Litigation Reform Act of 1995

Racing Act: The Texas Racing Act and related regulations

Racing Commission: The Texas Racing Commission

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

SAR Account:  Funds held in a reserve account titled the Scheduled  Amortization
Reserve  Account and used to support  principal  payments  on the Scopac  Timber
Notes

SBE Price:  The applicable  stumpage price for a particular  species and size of log, as set forth in the most recent Harvest Value Schedule

Scheduled  Amortization:  The amount of principal  which Scopac must pay through each Scopac Timber Note payment date in order to avoid  prepayment or deficiency premiums

Scopac:  Scotia Pacific Company LLC, a limited liability company wholly owned by
Palco

Scopac Indenture: The indenture governing the Scopac Timber Notes

Scopac Land Sale Program:  Scopac's  program pursuant to which it was seeking to
sell  certain  timberland  and  various  non-timberland   properties,   such  as
ranchlands and recreational areas

Scopac  Line of Credit:  The  agreement  between a group of  lenders  and Scopac pursuant to which Scopac may borrow in order to pay up to one year's interest on the Scopac Timber Notes

Scopac Timber:  The timber in respect of the Scopac  Timberlands  and the Scopac
Timber Rights

Scopac Timber  Notes:  Scopac's  6.55% Series B Class A-1 Timber  Collateralized
Notes, 7.11% Series B Class A-2 Timber  Collateralized  Notes and 7.71% Series B
Class A-3 Timber Collateralized Notes due July 20, 2028

Scopac Timberlands: Approximately 200,000 acres of timberlands owed by Scopac

Scopac Timber Property: The timberlands in respect of the Scopac Timber

Scopac  Timber  Rights:  Scopac's  exclusive  right to harvest on  approximately
10,000 acres of timberlands owned by Palco and Salmon Creek

Scotia Inn Inc.: Scotia Inn, a wholly owned subsidiary of Palco

SDLLC:  Scotia  Development  LLC, a wholly owned  subsidiary  of Palco as of the
Filing Date SEC: The Securities and Exchange Commission

second growth: Trees that have been growing for less than 200 years

Series A Rights: The Company's Series A Preferred Stock Purchase Rights

Series B Rights: The Company's Series B Preferred Stock Purchase Rights

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

SFAS No. 154: SFAS No. 154, "Accounting Changes and Error Correction"

SFAS No. 157: SFAS No. 157, "Fair Value Measurements"

SFAS No. 158: SFAS No. 158, "Employers'  Accounting for Defined  Benefit Pension
and Other Postretirement Plans"

SFAS No. 159:  SFAS No. 159, "The Fair Value of Option for  Financial  Assets and
Financial Liabilities - Including an amendment of FASB Statement No. 115"

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

TMDLs: Total maximum daily load limits

Trustee: The trustee under the Scopac Indenture

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

Water  Board  Orders:  Clean up and  abatement  orders  issued by the  North  Coast  Water  Board for the Elk River watersheds

WWDRs: Watershed-wide discharge requirements

young growth: Trees which have been growing for less than 200 years