Form 10-K/A
MAXXAM INC
filed 2007-04-05
CIK 63814

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K/A
                            (Amendment No. 1)

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

                         EXPLANATORY NOTE

     MAXXAM Inc. (the  "Company") is filing this  Amendment No. 1 on Form 10-K/A
("Amendment  No.  1") to its  Annual  Report  on Form  10-K for the  year  ended
December 31, 2006 (the "2006 Form 10-K"), which was originally filed on April 2,
2007 (the "Original Filing"). This Amendment No. 1 modifies Items 1, 1A, 3, 7, 8 and 9A of the  Original  Filing to make various  conforming  changes and correct several  typographical  errors.  Pursuant  to Rule 12b-15  under the  Securities
Exchange Act of 1934 (the "Exchange  Act"),  this Amendment No. 1 sets forth the text of such  items,  as  amended,  in their  entirety,  and  includes  both new certifications pursuant to Rules 13a-14(a) and (b) of the Exchange Act and a new
Exhibit 23.1, Consent of Deloitte &Touche LLP.

     This  Amendment  No. 1  contains  only the  sections  and  exhibits  to the
Original  Filing that are being amended  (other than Item 15 hereto,  which sets forth the exhibits  being filed with this  Amendment  No. 1). In addition,  this
Amendment  No. 1 speaks as of the date of the Original  Filing,  and the Company has not updated the  disclosures  contained  herein to reflect any  developments that may  have  occurred  since  the date of the  Original  Filing.  In order to facilitate  review of the 2006 Form 10-K,  the  Company has  included  with this filing  a pdf  copy  of such  document  in its  entirety  (as  modified  by this
Amendment No. 1).

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
operational and financial  restructuring  of each of the Debtors  long-term debt obligations  in view of estimated  lower harvest  levels,  increased  regulatory compliance  costs  and  cyclical  lumber  prices,  and  also to  continue  their businesses. The Debtors may not be able to attain these objectives and achieve a
successful  operational  and  financial  reorganization.   If  the  Debtors  are
unsuccessful in attaining a successful operational and financial reorganization, the  Debtors  could be forced to  surrender  all or  substantially  all of their assets to their  creditors.  Many of the  matters  discussed  elsewhere  in this document could adversely  affect the Debtors'  ability to achieve an operational and financial restructuring.

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

     o    The North Coast Water Board has issued the Water Board  Orders,  which are aimed at addressing  existing  sediment  production  sites through clean up actions in the  Freshwater and Elk River  watersheds,and  has initiated the process  which could result in similar  orders for other watersheds.  The Water Board Orders have  resulted in increased  costs that could extend over a number of years,  and  additional  orders for other watersheds could have similar effects.

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

     Although  there  are  no  restrictions  on  the  Company's  ability  to pay dividends on its capital  stock,  the Company has not paid any  dividends  for a number of years and has no present intention to do so. Additionally, the Company may from time to time purchase additional shares of its Common Stock on national exchanges or in privately  negotiated  transactions.  During 2006, MAXXAM Parent purchased  710,345  shares of its Common  Stock for an  aggregate  cost of $22.5 million.

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
     In September 2006, the FASB issued SFAS No. 158, Employers'  Accounting for
Defined  Benefit Pension and Other  Postretirement  Plans," an amendment of FASB
Statements  No. 87, 88, 106,  and 132(R)  ("SFAS No.  158"),  which  requires an employer to recognize the overfunded or underfunded  status of a defined benefit postretirement  plan as an asset or  liability  in its  statement  of  financial position,  and to recognize through  comprehensive  income changes in the funded status in the year in which the  changes  occur.  Additionally,  it  requires an employer  to measure  the  funded  status of a plan as of the date of its fiscal year-end, with limited exceptions. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006;  however,  the requirement to measure plan assets and benefit  obligations as of the fiscal year-end is not effective until
fiscal  years  ending  after  December  15,  2008.   The  Company   adopted  all
requirements  of SFAS 158 on December  31, 2006 and  recognized  a $2.1  million reduction of its liability.

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
                                                               ========================== ============ =============

     The MAXXAM Pension Plan and the Palco  Retirement Plan each had accumulated benefit  obligations  in excess of its plan assets as of December 31, 2006 and
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

     The MAXXAM Pension Plan's and the Palco Retirement  Plan's  investments are held under separate trust  agreements  with an independent  trustee.  The MAXXAM
Pension Plan's and the Palco Retirement  Plan's separate  Investment  Committees establish  the  investment  policies  for the plans'  assets  and have  selected certain  investment funds maintained by the trustee (or its affiliates and third parties) for investment of plan assets. The Investment Committees also determine the  portion  of plan  assets  to be  invested  in  such  funds.  The  trustee's affiliates or third parties select the  investment  managers for these funds and the portion of each fund to be managed by the  respective  investment  managers.
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

     Each  company's  funding  policy  is to make  annual  contributions  to its respective plan which equal or exceed the minimum funding requirements of ERISA.
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

                                                                              Three Months Ended
                                                          ----------------------------------------------------------
                                                            March 31      June 30    September 30      December 31
                                                          ------------ ----------- ----------------  ---------------
2006:
  Net sales                                               $  80.2      $  63.5     $     77.8        $    70.0
  Operating income (loss)                                     6.3          2.0          443.5(1)          (2.8)
  Income (loss) before income taxes                          (9.5)       (15.4)         418.7(1)         (22.9)
  Net income (loss)                                         (10.2)       (11.2)         418.7(1)         (22.9)

  Basic earnings (loss), after cumulative effect of accounting change, per common and common stock equivalent
    share(2)                                              $ (1.59)     $ (1.97)    $    79.61        $   (4.36)
                                                          ============ =========== ================= ===============
  Diluted earnings (loss), after cumulative effect of
    accounting change, per common and common
    stock equivalent share(2)                             $ (1.59)     $ (1.97)    $    69.32        $   (4.36)
                                                          ============ =========== ================= ===============

2005:
  Net sales                                               $  83.0      $  87.2     $    105.8        $   130.4
  Operating income                                            2.8          6.5           19.7             26.5
  Income (loss) before income taxes                         (14.2)        (9.6)           4.3             15.4
  Net income (loss)                                         (14.2)        (9.6)           4.3             15.5
  Basic earnings (loss) per common and
    common equivalent share(2)                            $ (2.38)     $ (1.60)    $     0.72        $    2.60
                                                          ============ =========== ================= ===============
  Diluted earnings (loss) per common and common
    stock equivalent share(2)                             $ (2.38)     $ (1.60)    $     0.62        $    2.22
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

We have also  audited,  in accordance  with the standards of the Public  Company
Accounting  Oversight Board (United States),  the consolidated balance sheets of the Company as of  December  31,  2006, and 2005,  and the  related  consolidated statements of operations,  cash flows, and stockholders' deficit for each of the three years in the period ended  December 31, 2006. Our audits also included the financial statement  schedules listed in the Index at Item 15(a)(2).  Our report dated  March 30,  2007  expressed  an  unqualified  opinion  on those  financial statements and financial  statement  schedules based on our audit and the report of other auditors and included an explanatory paragraph regarding the ability of
MAXXAM  Inc.  and  subsidiaries  to  realize  their  timber-related  assets  and discharge their timber related  liabilities in the normal course of business and to continue as a going concern.

                                                      DELOITTE & TOUCHE LLP
Houston, Texas
March 30, 2007

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

     The following exhibits are filed in connection with this Amendment No.1:

     23.1 Consent of Deloitte & Touche LLP

     31.1 Section 302 Certification of Chief Executive Officer

     31.2 Section 302 Certification of Chief Financial Officer

     32.1 Section 906 Certification of Chief Executive Officer

     32.2 Section 906 Certification of Chief Financial Officer

                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the udnersigned, thereunto duly authorized.

Date:  April 5, 2007                            MAXXAM Inc.

                                      By: __________________________________
                                      M. Emily Madison, Vice President, Finance

                             INDEX OF EXHIBITS

The following exhibits are filed in connection with this Amendment No.1:

     23.1 Consent of Deloitte & Touche LLP

     31.1 Section 302 Certification of Chief Executive Officer

     31.2 Section 302 Certification of Chief Financial Officer

     32.1 Section 906 Certification of Chief Executive Officer

     32.2 Section 906 Certification of Chief Financial Officer