Form 10-Q
period 2007-05-15
MAXXAM INC
filed 2007-05-15
CIK 63814

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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
 Yes     No X

     Number of shares of common stock outstanding at May 8, 2007: 5,251,117

                                TABLE OF CONTENTS

                                                                            Page
PART I. - FINANCIAL INFORMATION

          Item 1.   Financial Statements (unaudited):
                    Condensed Consolidated Balance Sheets.......................
                    Condensed Consolidated Statements of Operations.............
                    Condensed Consolidated Statements of Cash Flows.............
                    Notes to Unaudited Condensed Consolidated Financial Statements
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
          Item 3.   Defaults Upon Senior Securities.............................
          Item 6.   Exhibits....................................................
          Signatures............................................................

APPENDIX A - GLOSSARY OF DEFINED TERMS..........................................

                          MAXXAM INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In millions of dollars, except share information)
                                                                                              March 31,      December 31,
                                                                                                2007            2006
                                                                                          ---------------- -------------------
                                                                                                     (Unaudited)
                                                                                          -----------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                               $      26.6      $         34.8
  Marketable securities and other short-term investments                                        131.7               126.2
Receivables:
  Trade, net of allowance for doubtful accounts of $0.7 and $0.7, respectively                    4.2                 9.9
  Other                                                                                           2.1                 9.7
Inventories:
  Lumber                                                                                            -                16.3
  Logs                                                                                              -                25.5
Real estate inventory                                                                             5.4                 5.8
Prepaid expenses and other current assets                                                         2.9                16.2
Restricted cash and marketable securities                                                         1.7                43.1
                                                                                          ---------------- -------------------
     Total current assets                                                                       174.6               287.5
Property, plant and equipment, net of accumulated depreciation of $89.1 and
  $234.5, respectively                                                                          225.6               337.0
Timber and timberlands, net of accumulated depletion of $232.2 at December 31, 2006                 -               200.3
Real estate                                                                                      47.0                46.0
Deferred income taxes                                                                            97.6                97.5
Intangible assets                                                                                   -                 2.0
Deferred financing costs                                                                          5.4                22.6
Long-term receivables and other assets                                                            5.9                 8.8
Restricted cash and marketable securities                                                         3.4                 8.2
                                                                                          ---------------- -------------------
                                                                                          $     559.5      $      1,009.9
                                                                                          ================ ===================
Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable                                                                        $       5.2      $         10.0
  Accrued interest                                                                                0.9                28.8
  Accrued compensation and related benefits                                                       2.2                13.8
  Accrued development costs                                                                       1.8                 1.8
  Accrued other taxes                                                                             2.4                 2.6
  Deferred revenue                                                                                2.7                 1.8
  Other accrued liabilities                                                                      12.4                20.1
  Short-term borrowings and current maturities of long-term debt                                  4.9               180.7
                                                                                          ---------------- -------------------
Total current liabilities                                                                        32.5               259.6
Long-term debt, less current maturities                                                         214.3               885.4
Accrued pension and other postretirement benefits                                                 8.2                20.8
Other noncurrent liabilities                                                                     45.2                55.9
Losses in excess of investment in Debtors                                                       483.6                   -
Commitments and contingencies (see Note 8)
Stockholders' deficit:
  Preferred stock, $0.50 par value; $0.75 liquidation preference; 2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating Convertible Preferred
    Stock; 668,964 shares issued and 668,119 shares outstanding                                   0.3                 0.3
  Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359 shares
    issued; 5,252,217 and 5,257,657 shares outstanding                                            5.0                 5.0
  Additional capital                                                                            225.3               225.3
  Accumulated deficit                                                                          (308.3)             (296.0)
  Accumulated other comprehensive income (loss)                                                   1.0                 1.0
  Treasury stock, at cost (shares held:  preferred - 845; common - 4,811,142 and
    4,805,702, respectively)                                                                   (147.6)             (147.4)
                                                                                          ---------------- -------------------
     Total stockholders' deficit                                                               (224.3)             (211.8)
                                                                                          ---------------- -------------------
                                                                                          $     559.5      $      1,009.9
                                                                                          ================ ===================

  The accompanying notes are an integral part of these financial statements

                       MAXXAM INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (In millions of dollars, except per share information)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                           ---------------------------------
                                                                               2007                  2006
                                                                           ---------------  ----------------
                                                                                      (Unaudited)
Net sales:
  Forest products                                                          $         4.4   $           37.8
  Real estate                                                                       11.6               29.0
  Racing                                                                            12.7               13.4
                                                                           ---------------  ----------------
                                                                                    28.7               80.2
                                                                           ---------------  ----------------
Costs and expenses:
  Cost of sales and operations:
    Forest products                                                                  4.3               33.6
    Real estate                                                                      5.3                8.3
    Racing                                                                          10.8               11.2
  Selling, general and administrative expenses                                      10.0               12.7
  Gain on sales of timberlands and other assets                                     (0.1)              (0.7)
  Depreciation, depletion and amortization                                           4.5                8.8
                                                                              ---------------  ----------------
                                                                                    34.8               73.9
                                                                              ---------------  ----------------
Operating income (loss):
  Forest products                                                                   (3.0)              (5.5)
  Real estate                                                                       (0.6)              12.9
  Racing                                                                            (0.6)              (0.1)
  Corporate                                                                         (1.9)              (1.0)
                                                                              ---------------  ----------------
                                                                                    (6.1)               6.3
Other income (expense):
  Investment, interest and other income                                              1.2                4.4
  Interest expense                                                                  (7.1)             (19.6)
  Amortization of deferred financing costs                                          (0.3)              (0.6)
                                                                              ---------------  ----------------
Loss before income taxes and cumulative effect of accounting change                (12.3)              (9.5)
Benefit (provision) for income taxes                                                   -                  -
                                                                             ---------------  ----------------
Loss before cumulative effect of accounting change                                 (12.3)              (9.5)
Cumulative effect of accounting change, net of tax                                     -               (0.7)
                                                                             ---------------  ----------------
Net loss                                                                     $     (12.3)     $       (10.2)
                                                                             ===============  ================
Basic and diluted loss per common and common equivalent share before
  cumulative effect of accounting change                                     $     (2.33)     $       (1.59)
Cumulative effect of accounting change                                                 -              (0.12)
                                                                             ---------------  ----------------
Basic and diluted loss per common and common equivalent share after
  cumulative effect of accounting change                                     $     (2.33)     $       (1.71)
                                                                             ===============  ================

  The accompanying notes are an integral part of these financial statements

                          MAXXAM INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions of dollars)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                 --------------------------
                                                                                    2007            2006
                                                                                 ----------      ----------
                                                                                        (Unaudited)
Cash flows from operating activities:
  Net loss                                                                           (12.3)           (10.2)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation, depletion and amortization                                           4.5              8.8
    Non-cash stock-based compensation (benefit) expense                                0.5             (1.2)
    Gains on sales of timberlands and other assets                                    (0.1)            (0.7)
    Net gains from marketable securities                                              (0.3)            (2.6)
    Amortization of deferred financing costs and discounts on long-term debt           0.3              0.6
    Equity in loss of unconsolidated affiliates, net of dividends received               -              0.2
    Increase (decrease) in cash resulting from changes in:
      Receivables                                                                      6.6              1.2
      Inventories                                                                      0.8              9.3
      Prepaid expenses and other assets                                                0.4              0.5
      Accounts payable                                                                 0.2              1.2
      Accrued and deferred income taxes                                               (0.1)               -
      Other accrued liabilities                                                       (5.0)            (7.1)
      Accrued interest                                                                 2.7            (12.6)
      Long-term assets and long-term liabilities                                      (0.3)             2.6
      Other                                                                           (0.2)               -
                                                                                 ----------      ----------
      Net cash used for operating activities                                          (2.3)           (10.0)
                                                                                 ----------      ----------

Cash flows from investing activities:
  Net proceeds from the disposition of property and investments                          -              0.8
  Sales and maturities of marketable securities and other investments                 75.4            132.5
  Purchases of marketable securities and other investments                           (80.9)          (145.2)
  Net proceeds from restricted cash                                                    0.1             10.7
  Capital expenditures                                                                (0.3)            (1.8)
  Decrease in cash attributable to the deconsolidation of Debtors                     (1.1)               -
  Other                                                                                  -                -
                                                                                 ----------      ----------
      Net cash used for investing activities                                          (6.8)            (3.0)
                                                                                 ----------      ----------

Cash flows from financing activities:
  Redemptions and repurchases of, and principal payments on, long-term debt           (1.2)           (19.5)
  Principal payments on Scopac Timber Notes held in the SAR Account                      -              6.5
  Borrowings under revolving and short-term credit facilities, net                     2.3              7.0
  Incurrence of deferred financing costs                                                 -             (0.2)
  Treasury stock purchases                                                            (0.2)               -
                                                                                 ----------      ----------
      Net cash provided by (used for) financing activities                             0.9             (6.2)
                                                                                 ----------      ----------
Net decrease in cash and cash equivalents                                             (8.2)           (19.2)
Cash and cash equivalents at beginning of the period                                  34.8             72.9
                                                                                 ----------      ----------
Cash and cash equivalents at end of the period                                   $    26.6       $     53.7
                                                                                 ==========      ===========
Supplemental disclosure of cash flow information:
     Interest paid, net of capitalized interest                                  $     4.1       $     32.2

  The accompanying notes are an integral part of these financial statements

                   MAXXAM INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The  information  contained  in the  following  notes  to the  consolidated financial  statements  is  condensed  from that which would appear in the annual consolidated  financial  statements;  accordingly,  the  condensed  consolidated financial  statements  included  herein should be read in  conjunction  with the consolidated  financial  statements  and related notes thereto  contained in the
Form 10-K. Any  capitalized  terms used but not defined in these Condensed Notes to  Consolidated  Financial  Statements  are defined in the "Glossary of Defined
Terms"  contained in Appendix A. All references to the "Company"  include MAXXAM
Inc. and its majority and wholly owned  subsidiaries,  unless otherwise noted or the context  indicates  otherwise.  All references to specific entities refer to the respective  companies and their subsidiaries,  unless otherwise specified or the  context  indicates  otherwise.  Accounting  measurements  at interim  dates inherently  involve greater  reliance on estimates than at year end. The results of operations for the interim periods  presented are not necessarily  indicative of the results to be expected for the entire year.

     The  consolidated  financial  statements  included  herein  are  unaudited;
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2007, the consolidated results of operations  for the  three  months  ended  March  31,  2007  and  2006,  and the consolidated cash flows for the three months ended March 31, 2007 and 2006.

     Deconsolidation of Palco and its Subsidiaries
     Under generally accepted accounting principles,  consolidation is generally required for investments of more than 50% of the outstanding  voting stock of an investee,  except when  control is not held by the majority  owner.  Under these principles,  legal  reorganization or bankruptcy  represent conditions which can preclude  consolidation  in instances  where control  rests with the  bankruptcy court,  rather than the majority owner. As discussed below, on January 18, 2007, the Debtors, Palco and its subsidiaries,  filed for reorganization under Chapter
11 of the Bankruptcy Code. See the "Reorganization  Proceedings of Palco and its
Subsidiaries"  section  below for further  information  regarding  the  Debtors'
reorganization proceedings. As a result, the Company deconsolidated the Debtors'
financial results beginning January 19, 2007, and began reporting its investment in the Debtors using the cost method. These consolidated financial statements do not reflect any adjustment  related to the  deconsolidation of the Debtors other than presenting the Company's investment in the Debtors using the cost method.

     Through  January  18,  2007,   under  generally   accepted   principles  of
consolidation,  the Company had recognized losses in excess of its investment in the  Debtors  of  $483.6  million.  Since  the  Debtors'  results  are no longer consolidated,  any adjustments  reflected in the Debtors'  financial  statements
subsequent   to  January  19,  2007   (relating   to  the   recoverability   and
classification  of recorded asset amounts and  classification  of liabilities or the effects on existing stockholders' deficit as well as adjustments made to the
Debtors' financial  information for loss  contingencies and other matters),  are not expected to impact the Company's consolidated financial results.

     The Company will  reevaluate the  appropriate  accounting  treatment of its investment  in the  Debtors  when  either:  (i) the  Debtors'  bankruptcies  are resolved, or (ii) there is a change in the equity ownership of the Debtors.

     The following proforma financial data reflects the results of operations of the Company,  excluding  the Debtors,  for the periods  presented  (in millions, except share data).

                                                                                      Three Months Ended March 31,
                                                                                   ----------------------------------
                                                                                         2007               2006
                                                                                   ----------------   ---------------
                                                                                         (In millions of dollars,
                                                                                            except share data)
Net sales                                                                          $          24.3    $          42.4
Costs and expenses                                                                           (28.1)             (31.0)
                                                                                   ----------------   ---------------
Operating income (loss)                                                                       (3.8)              11.4
Other income                                                                                   1.1                4.2
Interest expense                                                                              (4.3)              (4.4)
                                                                                   ----------------   ---------------
Income (loss) before income taxes and cumulative effect of accounting change                  (7.0)              11.2
Benefit (provision) for income taxes                                                             -                  -
                                                                                   ----------------   ---------------
Income (loss) before cumulative effect of accounting change                                   (7.0)              11.2
Cumulative effect of accounting change, net of tax                                               -               (0.7)
                                                                                   ----------------    ---------------
Net income (loss)                                                                  $          (7.0)   $          10.5
                                                                                   ================   ===============
   Basic                                                                           $         (1.33)   $          1.76
   Diluted                                                                         $         (1.33)   $          1.50

     Reorganization Proceedings of Palco and its Subsidiaries

     On  January  18,  2007,  Palco  and its  five  wholly  owned  subsidiaries, including  Scopac,  filed  separate  voluntary  petitions  in the United  States
Bankruptcy  Court for the Southern  District of Texas for  reorganization  under
Chapter 11 of the  Bankruptcy  Code.  The six companies that filed for voluntary protection are Scopac and the Palco Debtors:  Palco,  Britt, SDLLC, Salmon Creek
and Scotia Inn. The Bankruptcy  Cases are being jointly  administered,  with the
Debtors managing their business in the ordinary course as  debtors-in-possession subject to the control and supervision of the Bankruptcy Court.

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

     Scopac's  indebtedness consists of its 6.55% Class A-1, 7.11% Class A-2 and
7.71% Class A-3 Timber  Collateralized  Notes due 2028 ($713.8 million principal outstanding  as of December 31, 2006) and a line of credit with a group of banks
($36.2 million principal  outstanding as of December 31, 2006), each of which is secured by (i) Scopac's  timber,  timberlands  and timber  rights,  (ii) certain contract rights and other assets, (iii) the proceeds of the foregoing,  and (iv)
the funds held by the Trustee in various  accounts  related to the Scopac Timber
Notes.

     Palco's  indebtedness  consists of a five-year  $85.0 million  secured term loan  ($84.3  million  principal  outstanding  as of  December  31,  2006) and a five-year $60.0 million  secured  asset-based  revolving  credit facility ($24.1 million of borrowings  outstanding and $13.7 million of letters of credit issued as of December 31, 2006). These facilities are secured by the stock of Palco and substantially  all of the assets of the Palco Debtors (other than Palco's equity interest in Scopac).

     The  outstanding  principal  of,  and  accrued  interest  on,  all  secured indebtedness  of the Debtors became  immediately  due and payable as a result of the  commencement  of the Bankruptcy  Cases.  However,  the vast majority of the claims in  existence  at the Filing Date  (including  claims for  principal  and accrued interest and substantially all legal  proceedings) are stayed (deferred)
while the Debtors continue to operate the businesses.  The Bankruptcy Court has, however, upon a motion of the Debtors, permitted the Debtors to pay or otherwise honor certain  unsecured  pre-Filing Date claims,  including  employee wages and benefits and certain customer claims in the ordinary course of business, subject to certain limitations.

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

     As provided by the Bankruptcy  Code, each of the Debtors  generally has the exclusive  right to  propose a plan of  reorganization  during  the  Exclusivity
Period,  a 120-day period  following the Filing Date,  unless certain  statutory exceptions  apply or the  Bankruptcy  Court orders  otherwise.  The Debtors have filed motions seeking to extend the Exclusivity Period until September 19, 2007.
There can be no assurance the  requested  extension  will be granted.  Palco and
Scopac have each engaged Blackstone  Advisory Services to serve as its financial advisor and assist in the  development of a plan of  reorganization  for each of
Palco and Scopac.  There is substantial  uncertainty as to when the Debtors will be able to file such plans. Moreover, the Debtors' efforts to obtain approval of such plans by the  creditors and equity  holders  entitled to vote on the plans, and to obtain  confirmation  by the Bankruptcy  Court of such plans,  may not be successful.  If the Debtors fail to file such plans of reorganization during the
Exclusivity Period or any extension  thereof,  or such plans are not accepted by the  requisite  number of creditors and equity  holders  entitled to vote on the plans,  other  parties in interest in the  Bankruptcy  Cases may be permitted to propose their own plans of reorganization for the Debtors.

     The Debtors  anticipate that  substantially  all of their liabilities as of the Filing Date will be resolved under one or more plans of reorganization to be proposed  and  voted  on in the  Bankruptcy  Cases  and in  accordance  with the provisions of the Bankruptcy Code.  However,  there can be no assurance that the liabilities  of one or more of the Debtors will not exceed the fair value of its assets.  If the Debtors'  creditors are not paid in full,  the  Bankruptcy  Code provides that a Debtors' equity holder will not be entitled to retain its equity interest,  unless certain exceptions apply. If the liabilities of one or more of the Debtors are ultimately found to exceed the fair value of its assets,  claims of creditors could be paid at less than 100% of their face value. In that event,
Palco could lose all or a material portion of its equity ownership in Scopac and
Palco's  other  subsidiaries,  MGI could lose all or a  material  portion of its equity ownership in Palco, or the value of such equity ownership interests could be diluted, impaired or eliminated.

     Palco Debtors' Liquidity
     The Palco  Debtors  estimate  that they will have  liquidity  shortfalls in
2007.  The Palco Debtors are pursuing DIP financing in order to have  sufficient
liquidity  to  fund  the  Palco  Debtors'  ongoing   operating  cash  needs  and
bankruptcy-related  costs.  The Palco Debtors may not be successful in obtaining additional liquidity or the necessary  Bankruptcy Court approval,  in which case the  Palco  Debtors  may not be  able  to  continue  operations  and  reorganize successfully under Chapter 11 of the Bankruptcy Code.

     Scopac Liquidity
     Scopac has been authorized by the Bankruptcy Court to fund budgeted ongoing operating and  bankruptcy-related  costs using  operating  cash flow and, to the extent needed,  funds available in the SAR Account (subject to no more than $5.0 million in  withdrawals  from the SAR  Account  being  outstanding  at any given time).  If these sources of liquidity are not adequate,  and if Scopac is unable to obtain  additional  sources of liquidity and the necessary  Bankruptcy  Court approval to utilize such additional sources of liquidity, Scopac may not be able to continue  operations  and  reorganize  successfully  under  Chapter 11 of the
Bankruptcy Code.

     The financial  information of the Debtors contained herein and consolidated with the  Company's  results  at  December  31,  2006 was  prepared  on a "going concern" basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business;  however,  as a result of the commencement of the Bankruptcy Cases, such realization of assets and liquidation of  liabilities  are subject to  significant  uncertainties.  For  example,  the financial  information  of the Debtors  for the year ended  December  31,  2006, contained  herein  does not  present:  (a) the  realizable  value of assets on a liquidation  basis,  (b) the estimated  costs and expenses  associated  with the
Bankruptcy  Cases,  (c) the  amount  that  will  ultimately  be  paid to  settle liabilities and  contingencies  which may be allowed in the Bankruptcy Cases, or
(d) the effect of any changes that may be made in connection  with the Company's investment in the Debtors or with the Debtors' operations  resulting from a plan of reorganization. Because of the ongoing nature of and uncertainties related to the Bankruptcy  Cases, the discussions and financial  information of the Debtors contained herein are subject to material uncertainties.

     The following tables contain summarized GAAP-based  consolidated  financial information of the Debtors (in millions) for the periods presented.

                                                                                     March 31,          December 31,
                                                                                       2007                2006
                                                                                 ---------------     ----------------
Current assets                                                                   $         103.6     $          105.5
Property, plant and equipment, net                                                         105.9                108.3
Timber and timberlands, net                                                                200.0                200.4
Other assets                                                                                39.6                 40.4
                                                                                 ---------------     ----------------
     Total assets                                                                $         449.1     $          454.6
                                                                                 ===============     ================

Secured debt obligations, including accrued interest                             $         896.4     $          873.7
Other liabilities, including parent company loans                                          115.1                110.5
Stockholders' deficit                                                                     (562.4)              (529.6)
                                                                                 ---------------     ----------------
     Total liabilities and stockholders' deficit                                 $         449.1     $          454.6
                                                                                 ===============     =================

                                                                                    Three Months Ended March 31,
                                                                                 ------------------------------------
                                                                                       2007(1)             2006
                                                                                 ----------------    ----------------
Net sales                                                                        $          32.0        $        37.8
Costs and expenses                                                                         (43.9)               (42.9)
                                                                                 ----------------    ----------------
Operating loss                                                                             (11.9)                (5.1)
Other income, net                                                                            1.6                  0.2
Interest expense                                                                           (22.5)               (15.8)
                                                                                 ----------------    ----------------
Loss before income taxes                                                                   (32.8)               (20.7)
Benefit for income taxes                                                                       -                    -
                                                                                 ----------------    ----------------
Net loss                                                                         $         (32.8)      $        (20.7)
                                                                                 ================    ================

(1)  The amounts shown in this table  represent the Debtors'  operating  results for the three months ending March 31, 2007.  The  operating  results of the
     Debtors  from  January  1, 2007 to January  18,  2007 are  included  in the
     Company's consolidated financial statements. See Note 3.

     Potential Impact on Registrant and Certain Related Entities
     The Bankruptcy  Cases could result in claims against and could have adverse impacts on MAXXAM  Parent and its  affiliates,  including  MGHI and/or MGI.  For example,  under ERISA,  if Palco's  pension plan were to be  terminated,  MAXXAM
Parent and its wholly owned  subsidiaries  would be jointly and severally liable for any unfunded pension plan obligations.  The unfunded termination  obligation attributable  to Palco's  pension plan as of December 31, 2006, is estimated not to exceed $23.0 million based upon annuity  placement  interest rate assumptions as of such date. In addition,  it is possible that certain transactions could be completed in connection with a potential  restructuring or reorganization of the
Debtors,  such as a sale of all or a  portion  of the  equity  ownership  in the
Debtors,  a sale of a  substantial  portion  of the  Debtors'  assets  and/or  a cancellation  of some or all of the Debtors'  indebtedness,  which could require the utilization of all or a substantial portion of, or the loss of a significant portion of, the  Company's  net  operating  losses or other tax  attributes  for federal and state income tax purposes, and could require tax payments.

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

     Risks and  uncertainties  are inherent with respect to the ultimate outcome of  Bankruptcy  Cases and the  matters  discussed  in Note 8. The  results  of a resolution of such  uncertainties  could have a material effect on the Company's
consolidated  financial  position,   results  of  operations  or  liquidity.  In
addition, uncertainties related to the projection of future taxable income could affect the realization of the Company's deferred tax assets discussed in Note 6.
Estimates of future benefit  payments used to measure the Company's  pension and other postretirement  benefit obligations are subject to a number of assumptions about future experience, as are the estimated future cash flows projected in the evaluation of long-lived assets for possible impairment. To the extent there are material  differences between these estimates and actual results,  the Company's consolidated financial position, results of operations and/or liquidity could be materially affected.

     Reclassifications

     Certain  reclassifications  have  been made to the  consolidated  financial statements of prior years to be consistent with the current year's presentation.
Specifically,  certain  balance  sheet amounts as of December 31, 2006 have been shown  as  a  separate  line  item  to  comply  with  current  period  reporting requirements.

2.   New Accounting Standards

     Accounting for Uncertainty in Income Taxes
     On  January  1,  2007,  the  Company  adopted  the  provisions  of FIN  48,
Accounting for Uncertainty in Income Taxes - an  interpretation of FASB No. 109.
FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's  financial  statements in accordance with FASB No. 109 and prescribes a
recognition  threshold  and  measurement   attributes  for  financial  statement
disclosure of tax positions  taken or expected to be taken on a tax return.  The adoption  of this  standard  did not have a  material  impact  on the  Company's consolidated financial statements.

     Fair Value Measurements
     In September  2006, the FASB issued SFAS No. 157, Fair Value  Measurements, which is  intended  to  increase  consistency  and  comparability  in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements.  SFAS No. 157 is effective  for  financial  statements  issued for fiscal years  beginning  after
November 15, 2007, and interim  periods  within those fiscal years.  The Company will adopt SFAS No. 157 on  January  1,  2008,  and has not yet  determined  the impact, if any, on its consolidated financial statements.

     The Fair Value Option for Financial Assets and Financial Liabilities
     In February  2007,  the FASB issued SFAS No. 159, The Fair Value Option for
Financial  Assets and  Financial  Liabilities  -- Including an amendment of FASB
Statement No. 115. SFAS No. 159 permits  entities to measure eligible assets and liabilities  at fair value.  Unrealized  gains and losses on items for which the fair value option has been  elected are  reported in  earnings.  SFAS No. 159 is optional and, if adopted by a Company,  is effective for fiscal years  beginning after November 15, 2007. The Company is in the process of evaluating  whether or not to adopt SFAS No. 159.

3.   Segment Information and Other Items

     Net sales and  operating  income  (loss) for each  reportable  segment  are presented in the Consolidated Statements of Operations. The amounts reflected in
the  "MGI"  column   represent   MGI's  assets,   liabilities  and  general  and
administrative  expenses on a stand-alone basis (without Palco or any of Palco's
subsidiaries).   Operating  losses  for  "Corporate"   represents   general  and
administrative  expenses not directly  attributable to the reportable  segments.
The amounts  reflected in the  "Corporate"  column also serve to  reconcile  the
total  of  the  reportable   segments'   amounts  to  totals  in  the  Company's
consolidated financial statements.

     The following table presents certain other unaudited financial  information by reportable segment (in millions).

                                                                                                          Reportable
                                      Reportable Segments                                                   Segment
                                    ------------------------                                            ---------------
                                                                                            Total
                                        Real                                              Excluding         Forest      Consolidated
                                       Estate       Racing       MGI       Corporate       Debtors         Products(1)     Total
                                    ------------  ---------- ------------ ------------  --------------  --------------- --------------
Investment, interest and other
  income for the three
  months ended:
     March 31, 2007                 $      0.2    $      -   $       -   $      0.8    $        1.0    $     0.2 (2)    $    1.2
     March 31, 2006                        1.0           -           -          3.1             4.1          0.3             4.4
Selling, general and
   administrative expense
   for the three months ended:
     March 31, 2007                        3.9         2.1         0.7          1.8             8.5          1.5 (2)        10.0
     March 31, 2006                        4.2         2.0         0.4          0.9             7.5          5.2            12.7

Operating income (loss) for the
   three months ended:
     March 31, 2007                       (0.6)(4)    (0.6)       (0.7)       (1.9)            (3.8)        (2.3)(2)       (6.1)
     March 31, 2006                       12.9        (0.1)       (0.4)       (1.0)            11.4         (5.1)           6.3

Depreciation, depletion
   and amortization for the three
   months ended:
     March 31, 2007                        3.1         0.4           -         0.1              3.6          0.9(2)         4.5
     March 31, 2006                        3.6         0.3           -         0.1              4.0          4.8            8.8

Total assets as of:
     March 31, 2007                      295.0        34.1         0.5       229.9            559.5            -(3)       559.5
     December 31, 2006                   299.5        36.4         0.9       232.1            568.9         441.0       1,009.9

(1)  Excludes MGI.
(2)  Amounts attributable to the forest products segment are for the period from
     January 1, 2007, through January 18, 2007.
(3)  As a result of the  deconsolidation  of the  Debtors,  the forest  products segment's balance sheet amounts are not included in the consolidated  total as of March 31, 2007.
(4)  Operating  income  declined for the three  months ended March 31, 2007,  as compared  to the same  period  in 2006,  primarily  due to the  substantial sell-out  of lots at Mirada in 2006 and a reduction  in deferred  profit at
     Palmas in 2007.

4.   Cash, Cash  Equivalents,  Marketable  Securities and Investments in Limited
     Partnerships

     The following table presents cash, cash equivalents,  marketable securities and other investments, in the aggregate (in millions):

                                                                              March 31,       December 31,
                                                                                2007             2006
                                                                          --------------    --------------
Cash and cash equivalents                                                 $        31.7     $        44.0
Marketable securities                                                              93.8             141.4
Investments in limited partnerships                                                37.9              26.9
                                                                          --------------    --------------
                                                                                  163.4             212.3
Less:  restricted cash and restricted marketable securities                        (5.1)            (51.3)
                                                                          --------------    --------------
Unrestricted cash and unrestricted marketable securities                  $       158.3     $       161.0
                                                                          ==============    ==============

     Cash Equivalents
     Cash  equivalents  consist of highly liquid money market  instruments  with maturities  of three months or less. As of March 31, 2007 and December 31, 2006, the carrying amounts of the Company's cash equivalents approximated fair value.

     Restricted  Cash,  Cash  Equivalents,   Marketable   Securities  and  Other
Investments

     Cash,  marketable  securities and other  investments  include the following amounts which are restricted (in millions):

                                                                              March 31,        December 31,
                                                                                2007              2006
                                                                          --------------     --------------
Current:
  Restricted cash and cash equivalents                                    $      1.7         $        3.6
  Restricted marketable securities, held in SAR Account                             (1)              39.5
                                                                          --------------     --------------
                                                                                 1.7                 43.1
                                                                          --------------     --------------
Non-Current:
  Restricted Scopac Timber Notes and other amounts held in SAR Account              (1)               2.8
  Other amounts restricted under the Scopac Indenture                               (1)               2.5
  Other long-term restricted amounts                                             3.4                  5.7
  Less: Amounts attributable to Scopac Timber Notes held in SAR Account             (1)              (2.8)
                                                                          --------------     --------------
                                                                                 3.4                  8.2
                                                                          --------------     --------------
Total restricted cash and cash equivalents and marketable securities      $      5.1         $       51.3
                                                                          ==============     ==============

(1)  As a result of the  deconsolidation  of the  Debtors,  the forest  products segment's  investment amounts are not included in the consolidated total as of March 31, 2007.

5.   Debt

     Principal  amounts  of  outstanding  debt  consist  of  the  following  (in millions):

                                                                                              March 31,         December 31,
                                                                                                2007               2006
                                                                                           ------------------  -------------------
7.56% Lakepointe Notes due June 8, 2021                                                    $        113.1      $         113.5
7.03% Motel Notes due May 1, 2018                                                                    44.4                 44.7
6.08% Beltway Notes due November 9, 2024                                                             28.4                 28.6
7.12% Palmas Notes due December 20, 2030                                                             28.7                 28.7
Other notes and contracts, primarily secured by receivables, buildings, real estate
  and equipment                                                                                       4.6                  4.8
                                                                                           ------------------  -------------------
  Total principal outstanding                                                                       219.2                220.3

Forest products segment debt obligations(1):
Palco Revolving Credit Facility due July 18, 2011                                                        (1)              24.1
Palco Term Loan due July 18, 2011                                                                        (1)              84.3
Scopac Line of Credit, due July 2007                                                                     (1)              36.2
6.55% Scopac Class A-1 Timber Notes due July 20, 2028                                                    (1)               7.3
7.11% Scopac Class A-2 Timber Notes due July 20, 2028                                                    (1)             243.2
7.71% Scopac Class A-3 Timber Notes due July 20, 2028                                                    (1)             463.3
Other notes and contracts, primarily secured by receivables, buildings, real estate
  and equipment                                                                                          (1)               0.5
                                                                                           ------------------  -------------------
  Total principal outstanding                                                                            (1)             858.9

Less: short term borrowings and current maturities                                                   (4.9)              (180.7)
  Scopac Class A-1 Timber Notes held in the SAR Account, at par value                                    (1)              (2.8)
  Discount on sale of Scopac Class A-2 Timber Notes held in SAR Account                                  (1)             (10.3)
                                                                                           ------------------  -------------------
                                                                                           $        214.3      $         885.4
                                                                                           ==================  ===================

(1)  As a result of the  deconsolidation  of the  Debtors,  the forest  products segment's  debt  amounts are not included in the  consolidated  total as of
     March 31, 2007.

     Letters of Credit
     The  Company's  real  estate  segment  has posted  letters of credit in the amount of $3.5 million at March 31, 2007 to satisfy certain liability  insurance policy requirements.

     Loan Covenants
     Certain debt instruments restrict the ability of the Company's subsidiaries to transfer assets, make loans and advances or pay dividends to the Company, and require certain subsidiaries to maintain a minimum net worth.

6.   Income Taxes

     The Company  generated a loss before income taxes of $12.3 million and $9.5 million  for the first  quarter  of 2007 and 2006,  respectively;  however,  the
Company has not  recorded any tax benefit  during  these  periods as the Company anticipates  an  effective  tax rate of zero for those years.  Each period,  the
Company  evaluates  appropriate  factors in determining the realizability of the deferred tax assets  attributable to losses and credits generated in that period and those being carried forward. Based on this evaluation,  the Company provided valuation allowances with respect to the deferred tax assets attributable to the losses and credits generated during the three months ended March 31, 2007. These valuation  allowances  were in addition to the  valuation  allowances  that were provided in prior years.

     On  January  1,  2007,  the  Company  adopted  the  provisions  of FIN  48,
Accounting for Uncertainty in Income Taxes - an  interpretation of FASB No. 109.
FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's  financial  statements in accordance with FASB No. 109 and prescribes a
recognition  threshold  and  measurement   attributes  for  financial  statement
disclosure of tax positions taken or expected to be taken on a tax return. Under
FIN 48, the impact of an uncertain  income tax position on the income tax return must be  recognized  as the  largest  amount  that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being  sustained.
Additionally, FIN 48 provided guidance on the classification of unrecognized tax benefits, disclosures for interest and penalties, accounting and disclosures for interim reporting  periods,  and transition  requirements.  The adoption of this standard did not have a material impact on the Company's  consolidated financial statements.

     The Company has  unrecognized  tax benefits  associated  with net operating losses and capital losses. These unrecognized tax benefits, if recognized, would not be expected to affect the  effective  tax rate  because it is expected  that valuation allowances would be required against the related tax benefits.

     The Company has elected  under FIN 48 to classify  interest  and  penalties
related  to  unrecognized   tax  benefits  as  income  taxes  in  the  financial
statements.  For the period  ending March 31, 2007,  there were no recognized or unrecognized interest or penalties related to unrecognized tax benefits.

     The  Company  files U.S.  federal  income tax returns as well as income tax returns in various  states and Puerto Rico. The tax years of 2000 to 2006 remain open to examination by the United States taxing  jurisdiction  and the tax years
2002 to 2006 remain open to examination by the Puerto Rican taxing jurisdiction.
Additionally,  any net operating  losses that were  generated in prior years and utilized  in these  years  may also be  subject  to  examination  by the  taxing authorities.

7.   Employee Benefit Plans

     The components of pension and other postretirement  benefits expense are as follows (in millions):

                                                         Frozen
                                                    Pension Benefits      Medical/Life Benefits
                                                ---------------------  --------------------------
                                                          Three Months Ended March 31,
                                                -------------------------------------------------
                                                 2007(1)         2006       2007(1)        2006
                                                ---------     ---------    ---------     --------
Components of net periodic benefit costs:
  Service cost                                  $     -       $     -      $     -       $  0.1
  Interest cost                                     0.5           1.3            -          0.1
  Expected return on assets                        (0.5)         (1.4)           -            -
  Amortization of prior service costs                 -             -            -            -
  Recognized net actuarial loss                       -           0.1            -            -
                                                ---------     ---------    ---------     --------
  Net periodic benefit costs                    $     -       $     -      $   0.0       $  0.2
                                                =========     =========    =========     ========
------------------------------------

(1)  Excludes amounts related to the Palco post retirement plans.

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

     Actions Involving Present and Former Directors and Officers
     In  November  2002,  the Cook  action and the Cave action were filed in the
Superior Court of Humboldt County,  California.  The defendants in these actions include  the  Company  and  certain  of its  subsidiaries,  as well  as  certain affiliates  such as Mr.  C.  Hurwitz  (Chairman,  Chief  Executive  Officer  and
President of the Company).  The Cook action  alleges,  among other things,  that
Palco's  logging  practices  have  contributed  to an increase in flooding along
Freshwater Creek (which runs through Palco's timberlands), resulting in personal injury and damages to the plaintiffs' properties. Plaintiffs further allege that in order to have timber  harvest  plans  approved  in the  affected  areas,  the defendants  engaged in certain unfair business  practices.  The plaintiffs seek, among other things,  compensatory and exemplary damages,  injunctive relief, and appointment  of a receiver to ensure the watershed is restored.  The Cave action contains similar allegations and requests similar relief with respect to the Elk
River  watershed (a portion of which is contained  on Palco's  timberlands).  In
October 2005, the Johnson action was filed in Humboldt County Superior Court and contains allegations similar to the Cave and Cook actions. The defendants in the
Johnson  action include the Company and certain of its  subsidiaries  and Mr. C.
Hurwitz.  The Company does not believe the  resolution of these  actions  should result in a material  adverse effect on its  consolidated  financial  condition, results of operations or liquidity.

     On December 7, 2006, the Wilson action was filed under seal in the Superior
Court of San Francisco County,  California.  The defendants  include the Company and certain of its  subsidiaries  as well as certain  affiliates  such as Mr. C.
Hurwitz.  This action alleges  violations of the California False Claims Act and is a qui tam action (an action brought by the state,  but on the information and at the instigation of a private  individual,  who would receive a portion of any amount  recovered).  The suit alleges that the  defendants  made false claims by submitting  to the  California  Department  of Forestry a  sustained  yield plan misrepresenting  as sustainable the projected  harvest yields of the timberlands of Palco and  Scopac.  The  remedies  being  sought are actual  damages,  treble damages  and  civil  penalties  of up to  $10,000  for  every  violation  of the
California  False  Claims  Act.  The  California  Attorney  General  declined to participate in the case,  and the seal was lifted on April 16, 2007.  This means that the private  individuals  may proceed  with the suit.  The Company does not believe the resolution of this action should result in a material adverse effect on its consolidated financial condition, results of operations or liquidity.

     OTS Contingency and Related Matters
     In December 1995, the OTS initiated the OTS action, a formal administrative proceeding  against  the  Company  and  others  alleging,  among  other  things, misconduct  by the  Respondents  and others with respect to the failure of USAT.
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

     As a result of the  dismissal of the OTS action,  a related  civil  action, alleging damages in excess of $250 million, was subsequently dismissed. The FDIC action, was originally filed by the FDIC in August 1995 against Mr. C. Hurwitz.

     In May 2000, the Respondents filed a counterclaim to the FDIC action in the
U.S.  District  Court in Houston,  Texas (No.  H95-3956).  In November 2002, the
Respondents filed the Sanctions  Motion, an amended  counterclaim and an amended motion for sanctions.  The Sanctions  Motion states that the FDIC illegally paid the OTS to  bring  the OTS  action  against  the  Respondents  and that the FDIC illegally sued for an improper  purpose (i.e., in order to acquire  timberlands, held by a subsidiary of the Company).  The Respondents are seeking as a sanction to be made  whole for the  attorneys'  fees they have paid  (plus  interest)  in connection  with the OTS and FDIC actions.  As of March 31, 2007, such fees were in excess of $41.0 million.  On August 23, 2005, the District Court ruled on the
Sanctions  Motion,  ordering the FDIC to pay the  Respondents  $72.3 million,  a portion of which is accrued  interest.  The FDIC has appealed the District Court decision to the U.S.  Fifth Circuit Court of Appeals.  The U.S.  District  Court
award has not been accrued as of March 31, 2007 or December 31, 2006.  There can
be no assurance that the Company will  ultimately  collect all or any portion of this award.

     Other Matters
     On December 6, 2005,  the  Herrera  action was filed in the state  District
Court of Harris County,  Texas. The defendants in this action are SHRP, Ltd. and its managing general partner.  The plaintiffs allege,  among other things,  that due to the  gross  negligence  of SHRP,  Ltd.,  Mr.  Herrera  was  thrown  while exercising a horse at Sam Houston Race Park,  rendering  him a  paraplegic.  The plaintiffs  seek actual and punitive  damages.  The Company does not believe the resolution  of this action  should  result in a material  adverse  effect on its consolidated financial condition, results of operations or liquidity.

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

     The Company is involved in other claims,  lawsuits and  proceedings.  While uncertainties  are  inherent  in the final  outcome  of such  matters  and it is presently  impossible  to  determine  the actual  costs that  ultimately  may be incurred or their effect on the Company, management believes that the resolution of such other  uncertainties  and the incurrence of such costs should not result in a material adverse effect on the Company's  consolidated financial condition, results of operations or liquidity.

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

                                       Three Months Ended
                                          March 31,
                                -----------------------------
                                    2007              2006
                                -----------        ----------

Expected volatility                     30%              38%
Expected dividends                       -                -
Expected term (in years)              7.27             6.44
Risk-free rate                        4.50%            4.82%

     Expected  volatilities  are based on  historical  volatility  of the market price for the Company's Common Stock. The dividend yield on the Company's Common
Stock is assumed to be zero since the Company has not paid dividends in the past five years and has no current  plans to do so in the future.  The  Company  uses historical  experience  regarding  exercises of grants to determine  the grants'
expected term. The expected term  represents the period of time that the options granted are expected to remain outstanding. The risk-free interest rate is based on the U.S.  Treasury  yield curve in effect for the expected term of the option at the reporting date.

     A summary of activity under the Company's stock option plans during 2007 is presented below:

                                                                      Weighted
                                                     Weighted          Average         Aggregate
                                                      Average         Remaining        Intrinsic
                                                     Exercise       Contractual         Value
                                    Options            Price        Term (in years)   (in millions)
                                  -----------     --------------   ----------------  --------------
Balance at January 1, 2007          1,081,853     $        25.06
Granted                                     -                  -
Exercised                             (37,652)             17.00
Forfeited or expired                       -                   -
                                 ------------
  Balance at March 31, 2007         1,044,201     $        25.83               5.26  $         8.6
                                 ============     ==============   ================  ==============
Exercisable at March 31, 2007         758,609     $        25.79               4.23  $         7.1
                                 ============     ==============   ================  ==============

     The Company has recognized a liability for stock-based  compensation in the amount of $7.3  million at March 31, 2007 and $7.2 million at December 31, 2006.
Total  compensation  cost for  share-based  payment  arrangements  for the three months  ended March 31, 2007,  was $0.5  million.  As of March 31,  2007,  total estimated  compensation  related to non-vested grants not yet recognized is $3.8 million  and the  weighted  average  period  over  which  it is  expected  to be recognized is 2.0 years, although the Company may ultimately not have to pay all of such amount.  During the three  months ended March 31, 2007,  $0.4 million in options were exercised and no options vested.

10.  Per Share Information

     The weighted  average number of shares used to determine  basic and diluted earnings per share was:

                                                                             Three Months Ended
                                                                                 March 31,
                                                                     -------------------------------
                                                                         2007              2006
                                                                     ------------     --------------
Weighted average number of common shares outstanding - basic:           5,255,331          5,967,942
  Effect of dilution (1):
  Conversion of Class A Convertible Preferred Stock                             -                  -
  Exercise of stock options                                                     -                  -
                                                                     ------------     --------------
Weighted average number of common and common equivalent
  shares - diluted:                                                     5,255,331          5,967,942
                                                                     ============     ==============
------------------

(1)   The Class A Preferred Stock and options were not included in the computation of basic or diluted earnings per share because the Company had a loss for the three months ended March 31, 2007 and 2006, respectively, and the effect would thus be anti- dilutive.

11.   Comprehensive Loss

      The following table sets forth comprehensive loss (in millions).

                                                                       Three Months Ended
                                                                            March 31,
                                                                    ---------------------------
                                                                         2007            2006
                                                                    -----------     -----------
Net loss:                                                           $    (12.3)       $  (10.2)
  Other comprehensive loss:
    Unrealized gain (loss) on available-for-sale investments                 -             0.2
                                                                    -----------     -----------
Total comprehensive loss                                            $    (12.3)       $  (10.0)
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
"Financial  Statements and Supplementary Data" of the Form 10-K. Any capitalized terms used but not defined in this Item are defined in the  "Glossary of Defined
Terms"  contained in Appendix A. Except as otherwise  noted,  all  references to
Notes refer to the Condensed Notes to Consolidated Financial Statements included herein.

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

Results of Operations

     This  section  contains   statements   which  constitute   "forward-looking
statements"  within the meaning of the PSLRA.  See the  statement  in the second paragraph  of Item 2.  above for  cautionary  information  with  respect to such forward-looking statements.

     The Company now operates in two primary industries:  real estate investment and development,  through various  subsidiaries  and joint ventures;  and racing operations  through  SHRP,  Ltd.  MGHI  owns  100% of MGI and is a wholly  owned subsidiary  of the Company.  MGI owns 100% of the common stock of Palco,  which, along with its  subsidiaries,  recently filed for protection under Chapter 11 of the Bankruptcy Code. See Note 1 for information regarding the deconsolidation of the Debtors'  financial  results,  the Debtors' Chapter 11 proceedings,  and the accounting treatment of MGI's investment in the Debtors. Any reference herein to a company  includes the  subsidiaries of that company unless  otherwise noted or the context indicates otherwise.

     Consolidated Operations

     Selected Operational Data

     The following table presents  selected proforma  financial  information for the periods indicated for the Company's consolidated  operations,  excluding the
Debtors.

                                                                                      Three Months Ended March 31,
                                                                                   ---------------------------------
                                                                                          2007              2006
                                                                                   --------------  -----------------
                                                                                       (In millions of dollars)
                                                                                   --------------     --------------
Net sales                                                                          $        24.3      $        42.4
Costs and expenses                                                                         (28.1)             (31.0)
                                                                                   --------------     --------------
Operating income (loss)                                                                     (3.8)              11.4
Other income                                                                                 1.1                4.2
Interest expense                                                                            (4.3)              (4.4)
                                                                                   --------------     --------------
Income (loss) before income taxes and cumulative effect of accounting change                (7.0)              11.2
Benefit (provision) for income taxes                                                           -                  -
                                                                                   --------------     --------------
Income (loss) before cumulative effect of accounting change                                 (7.0)              11.2
Cumulative effect of accounting change, net of tax                                             -               (0.7)
                                                                                   --------------     --------------
Net income (loss)                                                                  $        (7.0)     $        10.5
                                                                                   ==============     ==============

     Overview of Results of Operations, Excluding the Debtors

     Net Sales
     Net sales,  excluding  the  Debtors,  for the three  months ended March 31,
2007,  declined $18.1 million, as compared to the comparable period in the prior year,  primarily due to the substantial sell-out of lots at Mirada in 2006 and a reduction in deferred profit at Palmas in 2007.

     Operating Income (Loss)
     The Company  reported  operating  losses,  excluding  the Debtors,  of $3.8 million for the first quarter of 2007, as compared to operating  income of $11.4 million for prior year period, reflecting the cyclical nature of our real estate operations.

     Other Income, net
     Consolidated  other  income for the first  quarter of 2007 was  impacted by lower returns on marketable securities and other short-term investments.

     Real Estate Operations

     Industry Overview and Selected Operational Data
     The Company,  principally  through its wholly owned  subsidiaries and joint ventures,  invests  in and  develops  residential  and  commercial  real  estate primarily in Puerto Rico, Arizona,  California, and Texas. Results of operations between quarterly periods for the Company's real estate operations are generally not  comparable due to the timing of individual  real estate sales  transactions and  cash  collections.  Accordingly,  results  for  any  one  quarter  are  not necessarily  indicative  of  results  to be  expected  for the  full  year.  The following table presents selected operational and financial  information for the three  months  ended  March 31,  2007 and 2006,  for the  Company's  real estate operations.

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                  ----------------------------
                                                                                     2007              2006
                                                                                  ------------     -----------
                                                                                    (In millions of dollars)
Net sales:
  Real estate:
    Fountain Hills                                                                $       2.6      $       2.1
    Mirada                                                                                  -              9.1
    Palmas                                                                                0.1              8.6
                                                                                  ------------     -----------
      Total                                                                               2.7             19.8
                                                                                  ------------     -----------

  Resort, commercial and other:
    Fountain Hills                                                                        1.2              1.0
    Palmas                                                                                3.1              3.4
    Commercial lease properties                                                           4.6              4.6
    Other                                                                                   -              0.2
                                                                                  ------------     -----------
      Total                                                                               8.9              9.2
                                                                                  ------------     -----------
  Total net sales                                                                 $      11.6      $      29.0
                                                                                  ============     ===========

Operating income (loss):
    Fountain Hills                                                                $       0.2      $       0.4
    Mirada                                                                               (0.1)             4.8
    Palmas                                                                               (2.9)             5.9
    Commercial lease properties                                                           2.6              2.1
    Other                                                                                (0.4)            (0.3)
                                                                                  ------------     -----------
      Total operating income (loss):                                              $      (0.6)     $      12.9
                                                                                  ============     ============
Investment, interest and other income:
  Equity in earnings (losses) from real estate joint ventures                     $         -      $      (0.2)
  Other                                                                                   0.2              1.2
                                                                                  ------------     -----------
                                                                                  $       0.2      $       1.0
                                                                                  ============     ============
Interest expense                                                                  $      (4.2)     $      (4.4)
                                                                                  ============     ============
Income (loss) before income taxes and cumulative effect of accounting change      $      (4.6)     $       9.5
                                                                                  ============     ============

     Net Sales and Operating Income (Loss)
     Total net sales and operating income for the real estate operations for the first quarter of 2007 declined substantially,  as compared to the same period in
2006,  primarily due to the substantial sell-out of lots at Mirada in 2006 and a reduction in deferred profit at Palmas in 2007.

     Racing Operations

     Industry Overview and Selected Operational Data
     The Company owns SHRP, Ltd., which owns and operates Sam Houston Race Park, a Class 1 horse  racing  facility in  Houston,  Texas,  and Valley Race Park,  a greyhound  racing facility  located in Harlingen,  Texas.  Results of operations between  quarterly periods are generally not comparable for these facilities due to the  timing,  varying  lengths and types of racing  meets held.  Accordingly, results  for any one  quarter are not  necessarily  indicative  of results to be expected for any other quarter or for the full year.  Historically,  Sam Houston
Race Park and Valley Race Park have derived a significant amount of their annual
pari-mutuel   commissions  from  live  racing  and   simulcasting.   Pari-mutuel
commissions  have typically been highest during the first and fourth quarters of the year,  the time during which Sam Houston Race Park and Valley Race Park have historically conducted live thoroughbred and greyhound racing, respectively.

     The following table presents selected operational and financial information for the first  quarter ended March 31, 2007 and 2006,  for the Company's  racing operations.

                                                                          Three Months Ended
                                                                                March 31,
                                                                      -----------------------------
                                                                          2007              2006
                                                                      ------------      -----------
                                                                         (In millions of dollars)
Number of live race days:
  Sam Houston Race Park                                                        39               42
  Valley Race Park                                                             62               62

Handle:
  Sam Houston Race Park:
    On-track handle                                                   $      30.8       $     33.1
    Off-track handle                                                         71.9             77.1
                                                                      ------------      -----------
     Total                                                            $     102.7       $    110.2
                                                                      ============      ===========
  Valley Race Park:
    On-track handle                                                   $       5.5       $      5.9
    Off-track handle                                                          2.6              2.4
                                                                      ------------      -----------
     Total                                                            $       8.1       $      8.3
                                                                      ============      ===========
Net sales:
  Sam Houston Race Park:
    Gross pari-mutuel commissions                                     $       8.9       $      9.5
    Other revenues                                                            1.9              2.0
                                                                      ------------      -----------
     Total                                                                   10.8             11.5
                                                                      ------------      -----------
  Valley Race Park:
    Gross pari-mutuel commissions                                             1.4              1.5
    Other revenues                                                            0.5              0.4
                                                                      ------------      -----------
     Total                                                                    1.9              1.9
                                                                      ------------      -----------
  Total net sales                                                     $      12.7       $     13.4
                                                                      ============      ===========
Operating income (loss):
  Sam Houston Race Park                                               $      (0.3)      $      0.2
  Valley Race Park                                                           (0.2)            (0.1)
  Other                                                                      (0.1)            (0.2)
                                                                      ------------      -----------
     Total operating loss                                             $      (0.6)      $     (0.1)
                                                                      ============      ===========
Loss before income taxes and cumulative effect of accounting change   $      (0.6)      $     (0.1)
                                                                      ============      ===========

     Net Sales and Operating Income
     Total  net  sales  for  racing  operations  declined  by $0.7  million  and operating income  decreased by  approximately  $0.5 million in the first quarter
2007, compared to the prior year period, principally due to a decline in average daily attendance and attendance-dependent wagering at Sam Houston Race Park.

     Other Items Not Directly Related to Industry Segments

     Corporate

                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                         --------------------------------
                                                                                              2007             2006
                                                                                         ---------------  ---------------
                                                                                            (In millions of dollars)

Operating loss                                                                           $        (1.9)   $        (1.0)
Income (loss) before income taxes and cumulative effect of accounting change                      (1.1)             2.1

     Operating Loss
     Corporate  operating losses represent general and  administrative  expenses that are not  attributable  to the  Company's  industry  segments  and  includes stock-based  compensation expense. The $0.9 million increase in operating losses in the first quarter of 2007, as compared to the prior year period, is primarily due to changes in stock-based  compensation  expense resulting from fluctuations
in  the  quoted  market  price  of  the  Company's  Common  Stock.   Stock-based
compensation  expense was $0.5  million for the first  quarter of 2007 and was a benefit of $1.2 million for the first quarter of 2006.

     Income  (Loss)  Before  Income Taxes and  Cumulative  Effect of  Accounting
Change
     The overall $3.2 million  decline in income  (loss) before income taxes and cumulative  effect of  accounting  changes  in the  first  quarter  of 2007,  as compared to the prior year  period,  resulted  primarily  from lower  returns on marketable  securities  and other  short-term  investments  and the  changes  in stock-based  compensation  discussed  above.  Earnings on investments  were $0.8 million for the three months  ended March 31, 2007,  as compared to $3.1 million in the prior year period.

     MGI

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                          --------------------------------
                                                                                               2007             2006
                                                                                          ---------------  ---------------
                                                                                             (In millions of dollars)

Operating loss                                                                            $        (0.7)   $        (0.4)
Loss before income taxes and cumulative effect of accounting change                                (0.7)            (0.4)

     Operating Loss
     MGI's operating losses represent MGI's general and administrative  expenses on a  stand-alone  basis  (without  Palco or any of  Palco's  subsidiaries)  and consists primarily of auditing and legal fees.

     Debtors' Operations

     The following table presents selected operational and financial information for the periods indicated for the Debtors' operations.

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                -------------------------------------
                                                                                    2007 (6)              2006
                                                                                -----------------   -----------------
                                                                                   (In millions of dollars, except
                                                                                         shipments and prices)
Timber harvest (1)                                                                        17.9                14.2
                                                                                =================   =================
Shipments:
  Lumber: (2)
    Redwood upper grades                                                                   1.6                 0.6
    Redwood common grades                                                                 26.2                37.0
    Douglas-fir upper grades                                                                 -                   -
    Douglas-fir common grades                                                              9.4                23.1
    Other                                                                                    -                 0.4
                                                                                -----------------   -----------------
  Total lumber                                                                            37.2                61.1
                                                                                =================   =================
  Cogeneration power (3)                                                                  21.2                27.9
                                                                                =================   =================

Average sales price:
  Lumber: (4)
    Redwood upper grades                                                        $        1,365      $        1,344
    Redwood common grades                                                                  687                 633
    Douglas-fir upper grades                                                                 -                   -
    Douglas-fir common grades                                                              321                 364
  Cogeneration power (5)                                                                    77                  66

Net sales:
  Lumber, net of discount                                                       $         23.1      $         32.5
  Logs                                                                                     5.2                 2.0
  Cogeneration power                                                                       1.7                 1.9
  Wood chips                                                                               1.2                 0.7
  Other                                                                                    0.8                 0.7
                                                                                -----------------   -----------------
    Total net sales                                                             $         32.0      $         37.8
                                                                                =================   =================
Operating loss                                                                  $        (11.9)     $         (5.1)
                                                                                =================   =================
Loss before income taxes and cumulative effect of accounting change             $        (32.8)     $        (20.7)
                                                                                =================   =================

(1)  Timber harvest is expressed in millions of board feet, net Scribner scale.
(2)  Lumber shipments are expressed in millions of board feet.
(3)  Power deliveries are expressed in thousands of megawatt hours.
(4)  Dollars per thousand board feet.
(5)  Dollars per megawatt hour.
(6)  The amounts shown in this table  represent the Debtors'  operating  results for the three months ending March 31, 2007.  The  operating  results of the
     Debtors  from  January  1, 2007 to January  18,  2007 are  included  in the
     Company's consolidated financial statements. See Note 3.

     Net Sales
     Net sales for the three months ended March 31, 2007, declined $5.8 million, as  compared  to the prior year  period,  primarily  due to lower  shipments  of
Douglas-fir lumber, partially offset by an increase in the volume of Douglas-fir logs sold.

     Operating  Loss and Loss  Before  Income  Taxes  and  Cumulative  Effect of
Accounting Change
     The  Debtors'  reported  operating  losses of $11.9  million  for the three months ended March 31, 2007, includes  bankruptcy-related costs of $5.7 million.
Additionally, the Debtors' interest expense for the three months ended March 31,
2007,  was higher  than that of the prior year  period as a result of  increased debt levels and higher interest rates.

Financial Condition and Investing and Financing Activities

     This  section  contains   statements   which  constitute   "forward-looking
statements"  within the meaning of the PSLRA.  See the  statement  in the second paragraph  of Item 2.  above for  cautionary  information  with  respect to such forward-looking statements.

     Overview

     The Company  conducts its operations  primarily  through its  subsidiaries.
Creditors  of  subsidiaries  of the Company  have  priority  with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the
Company.

     Cash Flow

     The following table summarizes certain data related to financial  condition and to  investing  and  financing  activities  of the  Company,  for the periods presented (in millions).

                                                                                               Total
                                                                                 MAXXAM       Excluding                Consolidated
                                         Real Estate     Racing        MGI       Parent        Debtors      Debtors        Total
                                         ------------   --------    --------    ---------    -----------  -----------    -----------
                                                                        (In millions of dollars)
Debt and credit facilities (excluding
  intercompany  notes)
Short-term borrowings and current
  maturities of long-term debt:
  March 31, 2007                         $   4.8        $  0.1      $     -     $    -       $     4.9    $       (1)    $     4.9
  December 31, 2006                          4.7           0.2            -          -             4.9       175.8           180.7

Long-term debt, excluding current
  maturities and discounts:
  March 31, 2007                         $ 214.1        $  0.2      $     -     $    -       $   214.3    $       (1)    $   214.3
  December 31, 2006                        215.3           0.2            -          -           215.5       669.9           885.4

Cash, cash equivalents, marketable
  securities and other investments
  March 31, 2007:
    Current restricted amounts           $   0.9        $  0.8      $     -     $      -     $     1.7    $       (1)    $     1.7
    Other current amounts                   23.0           1.3          0.2        133.8         158.3            (1)        158.3
                                         ------------   --------    --------    ---------    -----------  -----------    -----------
                                            23.9           2.1          0.2        133.8         160.0            (1)        160.0
                                         ------------   --------    --------    ---------    -----------  -----------    -----------
    Long-term restricted
      amounts                                3.4             -            -            -           3.4            (1)          3.4
                                         ------------   --------    --------    ---------    -----------  -----------    -----------
                                         $  27.3        $  2.1      $   0.2     $  133.8     $   163.4    $       (1)    $   163.4
                                         ============   ========    ========    =========    ==========   ============   ===========
Changes in cash and cash
  equivalents
Capital expenditures:
  March 31, 2007                         $   0.1        $  0.2      $     -     $      -     $     0.3    $       (2)    $     0.3
  March 31, 2006                             0.2           0.1            -            -           0.3         1.5             1.8

Net proceeds from dispositions of
  property and investments:
  March 31, 2007                         $     -        $    -      $     -     $      -     $       -    $       (2)    $       -
  March 31, 2006                               -             -            -            -             -         0.8             0.8

Borrowings (repayments) of debt
  and credit facilities, net of
  financing costs:
  March 31, 2007                         $  (1.0)       $ (0.1)     $     -     $      -     $    (1.1)   $    2.2(2)    $     1.1
  March 31, 2006                            (0.8)         (0.1)           -            -          (0.9)       (5.3)           (6.2)

Dividends, advances including
  interest paid and tax sharing
  payments received (paid):
  March 31, 2007                         $   0.4        $    -      $  (0.4)    $      -     $       -    $      -(2)    $       -
  March 31, 2006                            (1.4)          1.0          2.5        (15.5)        (13.4)       13.4               -

------------------

(1)  As a result of the  deconsolidation of the Debtors discussed in Note 1, the forest products segment's balance sheet is not included in the consolidated total as of March 31, 2007.
(2)  Amounts attributable to the forest products segment are for the period from
     January 1, 2007, through January 18, 2007.

     Operating Activities
     The Company's  operating  activities used cash of $2.3 million in the three months ended March 31, 2007,  primarily  due to a low level of real estate sales in the first quarter of 2007.

     Investing Activities
     Net cash used for investing activities of $6.8 million for the three months
ended  March  31,  2007,   primarily   reflects  net   purchases  of  short-term
investments.  Net cash used for  investing  activities  of $3.0  million for the three months ended March 31, 2006, reflected net proceeds from restricted cash.

     Financing Activities
     Net cash  provided by  financing  activities  of $0.9  million in the three months ended March 31, 2007,  principally reflects additional  borrowings by the
Debtors to fund their  operations  from  January  1, 2007 to January  18,  2007, offset by repayments on long-term  debt. Net cash used for financing  activities of $6.2 million for the three months  ended March 31, 2006,  reflects  scheduled debt payments and additional borrowings by the Debtors.

MAXXAM Parent

     MAXXAM  Parent has in the past  provided,  and may from time to time in the future, under circumstances determined to be appropriate,  provide various forms of direct or indirect financial or liquidity assistance to its subsidiaries,  or enter into  financing or other  transactions  with its  subsidiaries,  including secured or unsecured loans, or asset  purchases.  There can be no assurance that such subsidiaries will have sufficient liquidity to repay intercompany loans.

     Although  there  are  no  restrictions  on  the  Company's  ability  to pay dividends on its capital  stock,  the Company has not paid any  dividends  for a number of years and has no present  intention  to do so. The  Company has in the past and may from time to time in the future purchase shares of its Common Stock on national exchanges or in privately negotiated transactions.  During the first quarter of 2007,  MAXXAM Parent purchased 5,440 shares of its Common Stock at an average price of $28.65 per share.

     At March 31, 2007,  MAXXAM Parent had  unrestricted  cash, cash equivalents and  marketable  securities  and other  investments of $133.8 million and MAXXAM
Parent did not have any external debt.  MAXXAM Parent believes that its existing resources will be sufficient to fund its working  capital  requirements  for the next year. With respect to long-term liquidity,  MAXXAM Parent believes that its existing cash and cash resources,  together with future  distributions  from the real estate  segment,  will be sufficient to meet its long-term  working capital requirements.

     Real Estate Operations

     At March 31, 2007, the real estate segment had cash,  cash  equivalents and other  investments of $27.3 million.  Real estate  management  believes that the segment's existing cash and credit facilities are sufficient to fund its working capital and  capital  expenditure  requirements  for 2007.  With  respect to the segment's long-term liquidity,  real estate management believes that the ability to generate cash from the sale of existing assets,  together with the ability to obtain financing and joint venture partners,  should provide sufficient funds to meet its working capital and capital expenditure requirements.

     Capital  expenditures and real estate  improvements  and development  costs were $2.5  million for the first  quarter of 2007 and are expected to be between approximately  $12.0 million and $16.0  million for the  remainder of 2007.  The
Company  expects  that these  expenditures  will be funded by existing  cash and available credit facilities.  Subject to available resources, the Company's real estate segment may purchase  additional  properties and/or seek other investment ventures  from time to time as  opportunities  arise that are  determined  to be appropriate.

     Racing Operations

     At March 31, 2007, the racing segment had cash, cash  equivalents and other investments of $2.1 million.  SHRP,  Ltd.'s  management  expects that SHRP, Ltd.
will require  additional  advances from MAXXAM Parent to fund its operations and
capital   expenditures  in  the  future.   SHRP,  Ltd.  is  experiencing  strong
competition from Internet  wagering and "racinos" in surrounding  states.  These factors are also expected to adversely  affect the long-term  liquidity of SHRP,
Ltd.

     Capital  expenditures and investments in new ventures were $0.2 million for the first  quarter of 2007 and an  additional  $1.6  million is expected for the remainder of 2007. Subject to available resources,  the Company's racing segment may  purchase  additional  properties  and/or seek to expand its  operations  as opportunities arise that are determined to be appropriate.

Off-Balance Sheet Arrangements

     The  Company  does not have any  off-balance  sheet  financing,  other than operating leases entered into in the normal course of business. The Company does not use derivatives for any of its treasury or risk management activities.

Contractual Obligations

     The  following  table  presents  information  with respect to the Company's contractual  obligations  as  of  December  31,  2006,  excluding  the  Debtors'
contractual obligations (in millions).

                                                                               Payments Due by Period
                                                         ---------------------------------------------------------------------------
                Contractual Obligations          Total       2007       2008        2009       2010         2011       Thereafter
-------------------------------------------------------- ---------- ----------- ----------  ------------- ------------ -------------
Debt obligations                              $  220.8   $    5.1   $    5.4    $    5.8    $    6.1      $     6.7    $   191.7
Interest due on long-term debt obligations       195.6       16.4       16.0        15.6        15.2           14.8        117.6
Operating lease obligations                        5.1        1.1        0.9         0.7         0.6            0.4          1.4
Pension funding obligations                        3.4        0.9        0.6         0.4         0.5            0.5          0.5
Other long-term liabilities reflected on the
  Company's balance sheet(1)(2)(3)(4)              5.6        3.1        2.5           -           -              -            -
                                              ---------- ---------- ----------- ----------  ------------- ------------- ------------
Total                                         $  430.5   $   26.6   $   25.4    $   22.5    $   22.4      $    22.4     $  311.2
                                              ========== ========== =========== ==========  ============= ============= ============
(1)  Excludes   liabilities   for   litigation,    environmental    remediation,
     self-insurance  claims, and other contingent liabilities due to uncertainty as to when cash payments will be required.
(2)  Includes  $1.7  million  in 2007  under  the  terms  of  various  executive compensation agreements.
(3)  Includes $2.1 million in 2008 for PDMPI's cost sharing  agreement  with the
     Puerto  Rico  Power  Authority  for  the   construction  of  an  electrical
     substation  that will provide  capacity to new projects  within PDMPI.
(4)  Includes  $1.4  million in 2007 and $0.4  million  in 2008 for  contractual amounts owed under agreements with various  professional firms (principally audit and tax compliance fees).

Trends

     Real Estate Operations

     The  Company's  real  estate  segment  is engaged  in  marketing  and sales programs  of varying  magnitudes  at its real estate  developments.  The Company intends to continue  selling  undeveloped  acreage and  semi-developed  parcels, generally to builders and developers and fully developed lots to individuals and builders. The real estate segment may purchase additional properties and/or seek other investment ventures as appropriate opportunities arise.

     Racing Operations

     The  Company has in the past  pursued  and  intends to continue  vigorously pursuing  Texas  gaming  legislation  favorable to it. It is not likely that the regular  legislative  session of the Texas Legislature,  which ends in May 2007, will result in legislation that enhances state revenues through additional forms of gaming.  The next  opportunity for approval of such legislation is during the regular session of the Texas Legislature which will begin in January 2009 or any special  legislative  session  that might be held prior to  January  2009.  Some legislation may require the approval of two-thirds of each legislative house and a  majority  of  Texas  voters,  and no  assurance  can be  given  that any such legislation will be enacted or become effective.  Moreover,  it is impossible to determine what the provisions of any such legislation would be or to predict its effect on the Company.

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
The license awarded to Laredo LLC is, however, conditioned on SHRP, Ltd., by the next Racing  Commission  meeting on May 14,  2007,  entering  into an  agreement satisfactory  to the Racing  Commission  providing  for the sale of Valley  Race
Park. SHRP, Ltd. has entered into such an agreement, which the Racing Commission is reviewing.

     Critical Accounting Policies and Estimates

     See Item 7.  "Management's  Discussion and Analysis of Financial  Condition
and Results of  Operations--Critical  Accounting  Policies and Estimates" of the
Form 10-K for a discussion of the Company's critical accounting policies.  There have been no material changes to the Company's critical  accounting policies and estimates  provided  in the Form  10-K  except  for the  deconsolidation  of the
Debtors as described in Note 1.

New  Accounting Pronouncements

     See Note 2 for a  discussion  of new  accounting  pronouncements  and their impact on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On  January  18,  2007,  Palco  and its  five  wholly  owned  subsidiaries, including  Scopac,  filed  separate  voluntary  petitions  in the United  States
Bankruptcy  Court for the Southern  District of Texas for  reorganization  under
Chapter 11 of the  Bankruptcy  Code.  See Note 1 to the  Condensed  Consolidated
Financial   Statements   for  additional   information.   As  a  result  of  the
deconsolidation  of these entities,  the Company no longer has variable interest rate debt.

     The  Company's  cash flow and income may be affected by changes in domestic short-term  interest  rates due to the  investment  of  available  cash in money market  funds and  auction  rate  securities.  We monitor  our net  exposure  to short-term  interest  rates  and,  as  appropriate,  reallocate  investments  to maximize returns.

     The valuation of our  marketable  equity  security  portfolio is subject to equity  price  risk.  We monitor our net  exposure to equity  price risk and, as appropriate, reallocate investments to minimize the Company's exposure.

     The Company  does not manage risk  through  use of  derivatives,  hedges or other complex financial instruments.

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

     Conclusion   Regarding  the   Effectiveness  of  Disclosure   Controls  and
Procedures As of the end of the period  covered by this report,  our  management carried out an evaluation,  under the supervision and with the  participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's  disclosure  controls and  procedures.
Based on the evaluation,  our management,  including our Chief Executive Officer and Chief Financial Officer,  concluded that the Company's  disclosure  controls and procedures were effective as of March 31, 2007.

     Changes in Internal Control Over Financial Reporting
     Since  December 31,  2006,  there have been no  significant  changes in the
Company's internal controls over financial reporting that materially affected or are reasonably  likely to materially affect the internal controls over financial reporting.

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

     The information  presented below updates, and should be read in conjunction with, the risk factor information  disclosed in the Form 10-K for the year ended
December 31, 2006.

     The Company has removed all of the risks under the headings  "Risks Related to Forest  Products  Regulatory  Matters" and "Other Risks Related to Our Forest
Products Operations" since forest products operations are no longer consolidated with the Company's financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table contains  information about the Company's  purchases of shares of its Common Stock during the three months ended March 31, 2007.

                           Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------
                                  Total Number of Shares      Average Price
          Period                     Purchased (1)            Paid Per Share
-----------------------------  --------------------------  ---------------------

January 1-31, 2007                          1,940          $      27.94

February 1-28, 2007                             -          $          -

March 1-31, 2007                            3,500          $      29.05
                               --------------------------  ---------------------
Total                                       5,440          $      28.65

(1)  All of  such  purchases  were  made  on  national  exchanges.  The  Company currently has no publicly-announced  plans or programs to repurchase shares of its Common Stock.

     The Company may from time to time purchase  additional shares of its Common
Stock on national exchanges or in privately negotiated transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As a result of the  commencement of the Bankruptcy  Cases,  the outstanding principal  of and accrued  interest  on, the  secured  debt  obligations  of the
Debtors,  consisting of the Scopac Timber Notes, the Scopac Line of Credit,  the
Palco Term Loan and the Palco Revolving  Credit Facility became  immediately due and  payable.  However,  claims  against the Debtors for  principal  and accrued
interest  are  stayed  while  the  Debtors  continue   business   operations  as
debtors-in-possession.  See Note 1 to the Consolidated  Financial Statements for
additional  information  regarding  the  effects  of  the  commencement  of  the
Bankruptcy  Cases  on  the  Debtors'  debt  obligations.   Such  information  is
incorporated herein by reference.

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

                             MAXXAM INC.

Date: May 15, 2007     By:   /S/      M. EMILY MADISON
                           -----------------------------------------------------
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

Beltway Notes: The 6.08% notes of Beltway Assets due in November 2024

Blackstone:  Blackstone  Advisory  Services,  the  restructuring  and  financial advisors to Palco and Scopac

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

Eagles Nest: A master-planned  residential  community located in Fountain Hills,
Arizona

EBITDA:  As defined in Section 1.01 of the Palco  Revolving  Credit Facility and
Palco Term Loan which, among other things, excludes the results of Scopac

ERISA: The Employee Retirement Income Security Act of 1974, as amended from time to time

Exclusivity  Period:  Generally  120 days  following  the date of  filing of the
Bankruptcy Cases, during which the Debtors generally have the exclusive right to propose plan(s) of reorganization under the Bankruptcy Court

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

Form 10-K:  Annual  Report on Form 10-K of the  Company for the fiscal year ended
December 31,  2006

Fountain Hills:  Fountain Hills, a master-planned  residential community located in Fountain Hills, Arizona

GAAP: Generally accepted accounting principles in the United States

Herrera action: An action entitled  Gildardo and Lisa Herrera,  individually and on behalf of their  children v. Sam Houston  Race Park,  Ltd.  and SHRP  General
Partners  Inc.  (No.  2005-76898)  filed in the state  District  Court of Harris
County, Texas

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

Marathon: Marathon Structured Finance Fund L.P., one of Palco's lenders

MAXXAM: MAXXAM Inc., including its subsidiaries

MAXXAM Parent: MAXXAM Inc., excluding its subsidiaries

MAXXAM Pension Plan: MAXXAM Parent's Pension Plan

MGHI: MAXXAM Group Holdings Inc., a wholly owned subsidiary of the Company

MGI: MAXXAM Group Inc., a wholly owned subsidiary of MGHI and Palco's parent

Mirada:  The  Company's  luxury  resort-residential  project  located  in Rancho
Mirage, California

Motel Assets:  Motel Assets Holdings LLC, an indirect wholly owned subsidiary of the Company

Motel Notes:  The 7.03% notes of Motel Assets and its  subsidiaries'  due May 1,
2018

NJDEP: New Jersey Department of Environmental Protection

OTS: The United States Department of Treasury's Office of Thrift Supervision

OTS action: A formal administrative  proceeding initiated by the OTS against the
Company and others on December 26, 1995

Palco: The Pacific Lumber Company, a wholly owned subsidiary of MGI

Palco Debtors: Palco, Britt, SDLLC, Salmon Creek and Scotia Inn

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

PDMPI: Palmas del Mar Properties, Inc., a wholly owned subsidiary of the Company

PSLRA: Private Securities Litigation Reform Act of 1995

Racing Commission: The Texas Racing Commission

Respondents:  Federated  Development  Company,  a principal  stockholder  of the
Company  now known as  Giddeon  Holdings,  Inc.,  the  Company,  Mr.  Charles E.
Hurwitz,  the Chairman of the Board and Chief Executive  Officer of the Company,
and the other respondents in the OTS action

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

Scotia Inn:  Scotia Inn, a wholly owned subsidiary of Palco

SDLLC:  Scotia Development LLC, a wholly owned subsidiary of Palco as of the Filing Date

SEC:  The Securities and Exchange Commission

SFAS:  Statement of Financial Accounting Standards

SFAS No. 157: SFAS No. 157, "Fair Value Measurements"

SFAS No. 159: SFAS No. 159,  "The Fair Value of Option for Financial  Assets and
Financial Liabilities - Including an amendment of FASB Statement No. 115"

SHRP,  Ltd.:  Sam Houston  Race Park,  Ltd., a wholly  owned  subsidiary  of the
Company

Trustee: The trustee under the Scopac Indenture

USAT: United Savings Association of Texas

Valley Race Park: The Company's  greyhound racing facility located in Harlingen,
Texas

Wilson action: An action entitled State of California ex rel. Richard Wilson and
Chris  Maranto v. MAXXAM Inc.,  et al. (No. CGC 06 458528) filed in the Superior
Court of San Francisco County, California