Form 10-Q
period 2007-08-08
MAXXAM INC
filed 2007-08-09
CIK 63814

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 2007

                                  OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes     No X

    Number of shares of common stock outstanding at August 3, 2007: 5,251,117

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

          Item 4.   Controls and Procedures.....................................

PART II. - OTHER INFORMATION

          Item 1.   Legal Proceedings...........................................
          Item 1A.  Risk Factors................................................
          Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
          Item 3.   Defaults Upon Senior Securities.............................
          Item 4.   Submission of Matter to a Vote of Security Holders..........
          Item 6.   Exhibits....................................................
          Signatures............................................................

APPENDIX A - GLOSSARY OF DEFINED TERMS..........................................

                          MAXXAM INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In millions of dollars, except share information)

                                                                                          June 30,      December 31,
                                                                                           2007            2006
                                                                                          ------------ -------------
                                                                                                 (Unaudited)

Assets
Current assets:
  Cash and cash equivalents                                                               $    34.7    $   34.8
  Marketable securities and other short-term investments                                      117.5       126.2
  Receivables:
    Trade, net of allowance for doubtful accounts of $0.8 and $0.7, respectively                1.9         9.9
    Other                                                                                       2.0         9.7
  Inventories:
    Lumber                                                                                        -        16.3
    Logs                                                                                          -        25.5
  Real estate inventory                                                                         5.0         5.8
  Prepaid expenses and other current assets                                                     4.1        16.2
  Restricted cash and marketable securities                                                     2.4        43.1
                                                                                          ------------ -------------
     Total current assets                                                                     167.6       287.5
Property, plant and equipment, net of accumulated depreciation of $92.5 and
  $234.5, respectively                                                                        223.5       337.0
Timber and timberlands, net of accumulated depletion of $232.2 at December 31, 2006               -       200.3
Real estate                                                                                    48.9        46.0
Deferred income taxes                                                                          97.6        97.5
Intangible assets                                                                                 -         2.0
Deferred financing costs                                                                        5.2        22.6
Long-term receivables and other assets                                                          7.3         8.8
Restricted cash and marketable securities                                                       3.5         8.2
                                                                                          ------------ -------------
                                                                                          $   553.6    $1,009.9
                                                                                          ============ =============
Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable                                                                        $     5.5    $   10.0
  Accrued interest                                                                              0.9        28.8
  Accrued compensation and related benefits                                                     3.1        13.8
  Accrued development costs                                                                     1.7         1.8
  Accrued other taxes                                                                           2.3         2.6
  Deferred revenue                                                                              2.5         1.8
  Other accrued liabilities                                                                    14.8        20.1
  Short-term borrowings and current maturities of long-term debt                                4.9       180.7
                                                                                          ------------ --------------
     Total current liabilities                                                                 35.7       259.6
Long-term debt, less current maturities                                                       213.0       885.4
Accrued pension and other postretirement benefits                                               7.9        20.8
Other noncurrent liabilities                                                                   44.2        55.9
Losses in excess of investment in Debtors                                                     483.6           -
Commitments and contingencies (see Note 8)
Stockholders' deficit:
  Preferred stock, $0.50 par value; $0.75 liquidation preference;
    2,500,000 shares authorized; Class A $0.05 Non-Cumulative Participating
    Convertible Preferred Stock; 668,964 shares issued and 668,119 shares outstanding           0.3         0.3
  Common stock, $0.50 par value; 13,000,000 shares authorized; 10,063,359 shares
    issued; 5,251,117 and 5,257,657 shares outstanding                                          5.0         5.0
  Additional capital                                                                          225.3       225.3
  Accumulated deficit                                                                        (315.0)     (296.0)
  Accumulated other comprehensive income                                                        1.2         1.0
  Treasury stock, at cost (shares held:  preferred - 845; common - 4,812,242 and
    4,805,702, respectively)                                                                 (147.6)     (147.4)
                                                                                          ------------ -------------
     Total stockholders' deficit                                                             (230.8)     (211.8)
                                                                                          ------------ -------------
                                                                                          $   553.6    $1,009.9
                                                                                          ============ =============
     The accompanying notes are an integral part of these financial statements.

                   MAXXAM INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       (In millions of dollars, except per share information)

                                                                    Three Months Ended           Six Months Ended
                                                                         June 30,                    June 30,
                                                                 ------------------------- -------------------------
                                                                     2007         2006         2007         2006
                                                                 ------------ ------------ ------------- -----------
                                                                                     (Unaudited)
Sales:
  Forest products, net of discounts                              $      -     $   33.8     $    4.4      $  71.6
  Real estate                                                        12.8         19.2         24.4         48.2
  Racing                                                             10.5         10.5         23.2         23.9
                                                                 ------------ ------------ ------------- -----------
                                                                     23.3         63.5         52.0        143.7
                                                                 ------------ ------------ ------------- -----------
Costs and expenses:
  Cost of sales and operations:
    Forest products                                                     -         28.6          4.3         62.2
    Real estate                                                       5.7          8.1         11.0         16.4
    Racing                                                            9.6          9.5         20.4         20.7
  Selling, general and administrative expenses                        8.8         11.9         18.8         24.6
  Gain on sales of timberlands and other assets                         -         (5.2)        (0.1)        (5.9)
  Depreciation, depletion and amortization                            3.5          8.6          8.0         17.4
                                                                 ------------ ------------ ------------- -----------
                                                                     27.6         61.5         62.4        135.4
                                                                 ------------ ------------ ------------- -----------
Operating income (loss):
  Forest products                                                    (0.5)         0.1         (3.5)        (5.4)
  Real estate                                                           -          3.5         (0.6)        16.4
  Racing                                                             (1.8)        (1.6)        (2.4)        (1.7)
  Corporate                                                          (2.0)           -         (3.9)        (1.0)
                                                                 ------------ ------------ ------------- -----------
                                                                     (4.3)         2.0        (10.4)         8.3
Other income (expense):
  Investment, interest and other income                               1.8          2.3          3.0          6.7
  Interest expense                                                   (4.0)       (19.1)       (11.1)       (38.7)
  Amortization of deferred financing costs                           (0.2)        (0.6)        (0.5)        (1.2)
                                                                 ------------ ------------ ------------- -----------
Loss before income taxes and cumulative effect of accounting
  change                                                             (6.7)       (15.4)       (19.0)       (24.9)
Benefit for income taxes                                                -          4.2            -          4.2
                                                                 ------------ ------------ ------------- -----------
Loss before cumulative effect of accounting change                   (6.7)       (11.2)       (19.0)       (20.7)
Cumulative effect of accounting change, net of tax                      -            -            -         (0.7)
                                                                 ------------ ------------ ------------- -----------
Net loss                                                         $   (6.7)    $  (11.2)    $  (19.0)     $ (21.4)
                                                                 ============ ============ ============= ===========
Basic and diluted loss per common and common
   equivalent share before cumulative effect of accounting
   change                                                        $  (1.28)    $  (1.97)    $  (3.62)     $ (3.56)
                                                                 ============ ============ ============= ===========

Cumulative effect of accounting change                                  -            -            -        (0.12)
                                                                 ------------ ------------ ------------- -----------
Basic and diluted loss per common and common
   equivalent share after cumulative effect of accounting
   change                                                        $  (1.28)    $  (1.97)    $  (3.62)     $ (3.68)
                                                                 ============ ============ ============= ===========

   The accompanying notes are an integral part of these financial statements.

                      MAXXAM INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In millions of dollars)
                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                          --------------------------
                                                                                              2007         2006
                                                                                          ------------ -------------
                                                                                                 (Unaudited)
Cash flows from operating activities:
  Net loss                                                                                $   (19.0)   $   (21.4)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation, depletion and amortization                                                    8.0         17.4
    Non-cash stock-based compensation benefit                                                  (0.4)        (3.4)
    Gains on sales of timberlands and other assets                                             (0.1)        (5.9)
    Net gains (losses) from marketable securities                                              (0.6)         0.1
    Amortization of deferred financing costs and discounts on long-term debt                    0.5          1.2
    Equity (income) loss of unconsolidated affiliates, net of dividends received               (0.4)         0.3
    Increase (decrease) in cash resulting from changes in:
      Receivables                                                                               8.5         (1.3)
      Inventories                                                                               0.8          9.2
      Prepaid expenses and other assets                                                         0.8         (0.3)
      Accounts payable                                                                          0.4          3.6
      Accrued and deferred income taxes                                                        (0.1)        (4.2)
      Other accrued liabilities                                                                (2.1)        (6.4)
      Accrued interest                                                                          2.7          0.1
      Long-term assets and long-term liabilities                                               (4.4)         0.7
      Other                                                                                    (0.3)        (0.6)
                                                                                          ------------ -------------
        Net cash used for operating activities                                                 (5.7)       (10.9)
                                                                                          ------------ -------------

Cash flows from investing activities:
  Net proceeds from the disposition of property and investments                                 0.1          8.1
  Maturities of marketable securities and other investments                                   105.6        228.7
  Sales of marketable securities and other investments                                         53.2         51.8
  Purchases of marketable securities and other investments                                   (150.8)      (278.2)
  Net proceeds from restricted cash                                                             0.7          9.5
  Capital expenditures                                                                         (1.9)        (4.2)
  Decrease in cash attributable to the deconsolidation of Debtors                              (1.1)           -
  Contribution to joint venture                                                                (0.6)           -
                                                                                          ------------ -------------
        Net cash provided by investing activities                                               5.2         15.7
                                                                                          ------------ -------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                                        -          0.2
  Redemptions and repurchases of, and principal payments on, long-term debt                    (2.3)       (21.8)
  Principal payments on Scopac Timber Notes held in the SAR Account                               -          6.5
  Borrowings under revolving and short-term credit facilities, net                              2.2         (3.8)
  Incurrence of deferred financing costs                                                          -         (1.3)
  Treasury stock purchases                                                                     (0.2)       (22.4)
  Net proceeds from refundable deposits                                                         0.7          0.9
                                                                                          ------------ -------------
        Net cash provided by (used for) financing activities                                    0.4        (41.7)
                                                                                          ------------ -------------

Net decrease in cash and cash equivalents                                                      (0.1)       (36.9)
Cash and cash equivalents at beginning of the period                                           34.8         72.9
                                                                                          ------------ -------------
Cash and cash equivalents at end of the period                                            $    34.7    $    36.0
                                                                                          ============ =============
Supplemental disclosure of cash flow information:
  Interest paid                                                                           $     8.4    $    38.6

      The accompanying notes are an integral part of these financial statements.

                  MAXXAM INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The  information  contained  in the  following  notes  to the  consolidated financial  statements  is  condensed  from that which would appear in the annual consolidated  financial  statements;  accordingly,  the  condensed  consolidated financial  statements  included  herein should be read in  conjunction  with the consolidated  financial  statements  and related notes thereto  contained in the
Form 10-K. Any  capitalized  terms used but not defined in these Condensed Notes to  Consolidated  Financial  Statements  are defined in the "Glossary of Defined
Terms"  contained in Appendix A. All references to the "Company"  include MAXXAM
Inc.  and its  consolidated  majority  and  wholly  owned  subsidiaries,  unless otherwise noted or the context indicates  otherwise.  All references to specific entities  refer to the  respective  companies  and  their  subsidiaries,  unless otherwise specified or the context indicates otherwise.  Accounting measurements at interim dates  inherently  involve greater reliance on estimates than at year end.  The  results of  operations  for the  interim  periods  presented  are not necessarily indicative of the results to be expected for the entire year.

     The  consolidated  financial  statements  included  herein  are  unaudited;
however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2007, the consolidated  results of operations for the three months and six months ended June 30, 2007 and 2006, and the consolidated cash flows for the six months ended June 30, 2007 and 2006.

     Deconsolidation of Palco and its Subsidiaries
     Under GAAP,  consolidation  is generally  required for  investments of more than 50% of the outstanding voting stock of an investee,  except when control is not held by the majority owner. Under these principles,  legal reorganization or bankruptcy  represent  conditions which can preclude  consolidation in instances where control rests with the bankruptcy  court,  rather than the majority owner.
As  discussed  below,  on  January  18,  2007,  the  Debtors  -  Palco  and  its
subsidiaries - filed for reorganization under Chapter 11 of the Bankruptcy Code.
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

     The Company will  reevaluate the accounting  treatment of its investment in the Debtors when either:  (i) the Debtors'  bankruptcies  are resolved,  or (ii)
there is a change in the equity ownership of the Debtors.

     The following proforma financial data reflects the results of operations of the Company,  excluding  the Debtors,  for the periods  presented  (in millions, except share data).
                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                      ------------------------------- ------------------------------
                                                           2007             2006            2007           2006
                                                      ------------------ ------------- -------------- ----------------
Sales                                                 $    23.3          $  29.7       $    47.6      $    72.1
Costs and expenses                                        (27.6)           (28.0)          (55.7)         (59.0)
                                                      ------------------ ------------- -------------- ----------------
Operating income (loss)                                    (4.3)             1.7            (8.1)          13.1
Other income, net                                           1.8              1.8             2.9            6.0
Interest expense, including amortization of deferred
  financing costs                                          (4.2)            (4.3)           (8.5)          (8.7)
                                                      ------------------ ------------- -------------- ----------------
Income (loss) before income taxes and cumulative
  effect of accounting change                              (6.7)            (0.8)          (13.7)          10.4
Benefit for income taxes                                      -             (0.5)              -           (0.5)
                                                      ------------------ ------------- -------------- ----------------
Income (loss) before cumulative effect of accounting
  change                                                   (6.7)            (1.3)          (13.7)           9.9
Cumulative effect of accounting change, net of tax            -                -               -           (0.7)
                                                      ------------------ ------------- -------------- ----------------
Net income (loss)                                     $    (6.7)         $  (1.3)      $   (13.7)     $     9.2
                                                      ================== ============= ============== ================
Net income (loss) per share:
  Basic                                               $   (1.28)         $  (0.23)     $    (2.61)    $    1.58
  Diluted                                             $   (1.28)         $  (0.23)     $    (2.61)    $    1.35

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

     As provided by the Bankruptcy  Code, each of the Debtors  generally has the exclusive  right to  propose a plan of  reorganization  during  the  Exclusivity
Period, which has been extended to September 18, 2007. The Debtors' objective is to file such plan(s)  during the extended  Exclusivity  Period,  but may request additional  extensions,  depending on the status of negotiations with parties in interest and other  relevant  factors.  The Debtors are pursuing  discussions in order to accomplish  restructuring  plan(s) on a consensual basis, but there can be no assurance that a consensual plan(s) of reorganization will be agreed upon.
Once reorganization plan(s) are filed, the Debtors are required to seek approval of the  plan(s) by the  creditors  and equity  holders  entitled  to vote on the plan(s),  and to seek  confirmation of the plan(s) by the Bankruptcy  Court. The
Debtors' efforts to obtain creditor  approvals and Bankruptcy Court confirmation may not be  successful.  If the  Debtors  fail to file  plans of  reorganization during the Exclusivity Period or any extension thereof, or if such plans are not accepted by the requisite  creditors and equity holders  entitled to vote on the plans,  or if the Debtors do not obtain  Bankruptcy  Court  confirmation,  other parties in interest in the  Bankruptcy  Cases may be permitted to propose  their own plans of reorganization for the Debtors.

     The Debtors  anticipate that  substantially  all of their liabilities as of the Filing Date will be resolved under plan(s) of reorganization proposed, voted on and confirmed in accordance with the Bankruptcy Code.  However,  there can be no assurance that the  liabilities of one or more of the Debtors will not exceed the fair value of its or their assets.  If a debtor's  creditors are not paid in full,  the  Bankruptcy  Code provides that the debtor's  equity  holders are not entitled to retain their equity interests,  unless certain  exceptions apply. If the liabilities of one or more of the Debtors are ultimately found to exceed the fair value of its or their  assets,  claims of  creditors  could be paid at less than 100% of their face value. In that event, Palco could lose all or a material portion of its equity  ownership in Scopac and Palco's other  subsidiaries,  MGI could lose all or a material  portion of its equity  ownership in Palco,  or the value of such equity interests could be diluted, impaired or eliminated.

     Palco Debtors' Liquidity
     The Palco  Debtors  estimate  that they  will  have  significant  liquidity shortfalls  in 2007.  On August 6,  2007,  the Palco  Debtors  closed on the DIP
Facility,  a $75.0 million  Debtor-in-Possession  revolving credit facility that matures on the earliest of, among other  things,  (i) the sale of  substantially all of the  assets of the Palco  Debtors;  (ii) an event of  default;  (iii) the effective  date of a plan of  reorganization;  or (iv)  August 6, 2008.  The DIP
Facility  was  used to pay off the  Palco  Revolving  Credit  Facility.  The DIP
Facility provides the lender with a  "super-priority"  claim, which provides for payment of the DIP Facility before any other secured or unsecured  creditors and equity  holders  of the  Palco  Debtors  are  paid.  The DIP  Facility  contains restrictive financial covenants that, among others, require the Palco Debtors to maintain  a  minimum  level of EBITDA  and meet  weekly  cash flow  projections.
Continued  compliance  with the DIP  Facility is dependent on the ability of the
Palco  Debtors to meet the financial  covenants.  However,  operating  cash flow estimates used to establish the EBITDA maintenance covenants and the weekly cash flow projections are subject to a number of assumptions and actual results could differ materially from these estimates. There can be no assurance that the Palco
Debtors  will meet the  restrictive  financial  covenants  specified  in the DIP
Facility,  in  which  case  they  may  not be able to  continue  operations  and reorganize under Chapter 11 of the Bankruptcy Code.

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

     The financial  information of the Debtors contained herein and consolidated with the  Company's  results at  December  31,  2006,  was  prepared on a "going concern" basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business;  however,  as a result of the commencement of the Bankruptcy Cases, such realization of assets and liquidation of  liabilities  are subject to  significant  uncertainties.  For  example,  the financial  information  of the Debtors  for the year ended  December  31,  2006, contained  herein  does not  present:  (a) the  realizable  value of assets on a liquidation  basis,  (b) the estimated  costs and expenses  associated  with the
Bankruptcy  Cases,  (c) the  amount  that  will  ultimately  be  paid to  settle liabilities and  contingencies  which may be allowed in the Bankruptcy Cases, or
(d) the effect of any changes that may be made in connection  with the Company's investment in the Debtors or with the Debtors' operations  resulting from a plan of reorganization. Because of the ongoing nature of and uncertainties related to the Bankruptcy  Cases, the discussions and financial  information of the Debtors contained herein are subject to material uncertainties.

     The following tables contain summarized GAAP-based  consolidated  financial information of the Debtors (in millions) for the periods presented.

                                                                                       June 30,      December 31,
                                                                                         2007             2006
                                                                                    -------------- -----------------
Current assets                                                                      $     94.8     $     105.5
Property, plant and equipment, net                                                       103.8           108.3
Timber and timberlands, net                                                              199.8           200.4
Other assets                                                                              38.4            40.4
                                                                                    -------------- -----------------
     Total assets                                                                   $    436.8     $     454.6
                                                                                    ============== =================

Secured debt obligations, including accrued interest                                $    910.1     $     873.7
Other liabilities, including parent company loans                                        117.1           110.5
Stockholders' deficit                                                                   (590.4)         (529.6)
                                                                                    -------------- -----------------
     Total liabilities and stockholders' deficit                                    $    436.8     $     454.6
                                                                                    ============== =================

                                                       Three Months Ended June 30,     Six Months Ended June 30,
                                                      ---------------------------- ---------------------------------
                                                            2007           2006        2007(1)           2006
                                                      --------------- ------------ --------------- -----------------
Sales, net of discounts                               $     32.7      $    33.8    $   64.7        $      71.6
Costs and expenses (2)                                     (46.1)         (33.5)      (90.0)             (76.4)
                                                      --------------- ------------ --------------- -----------------
Operating income (loss)                                    (13.4)           0.3       (25.3)              (4.8)
Other income, net                                            0.5            0.5         2.1                0.7
Interest expense                                           (15.1)         (15.4)      (37.6)             (31.2)
                                                      --------------- ------------ --------------- -----------------
Loss before income taxes                                   (28.0)         (14.6)      (60.8)             (35.3)
Benefit for income taxes                                       -            4.7           -                4.7
                                                      --------------- ------------ --------------- -----------------
Net loss                                              $    (28.0)     $    (9.9)   $  (60.8)       $     (30.6)
                                                      =============== ============ =============== =================
_________________
(1)  The  operating  results of the Debtors  from January 1, 2007 to January 18,
     2007 are included in the Company's consolidated  financial statements.  See
     Note 3.
(2)  Costs and  expenses  include  bankruptcy-related  legal and advisor fees of
     $8.1 million for the three months ended June 30, 2007 and $13.8 million for the six months ended June 30, 2007.

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

     Use  of Estimates and Assumptions

     The  preparation  of financial  statements  in accordance  with  accounting principles  generally  accepted in the United States of America requires the use of estimates and assumptions  that affect (i) the reported amounts of assets and liabilities,  (ii) the disclosure of contingent  assets and liabilities known to exist as of the date the  financial  statements  are  published,  and  (iii) the
reported  amount  of  revenues  and  expenses   recognized  during  each  period
presented.   The  Company  reviews  all  significant   estimates  affecting  its
consolidated financial statements on a recurring basis and records the effect of any  necessary  adjustments  prior  to  filing  such  statements  with  the SEC.
Adjustments  made  to  estimates  often  relate  to  improved   information  not
previously  available.  Uncertainties are inherent in such estimates and related assumptions;  accordingly,  actual  results could differ  materially  from these estimates.

     Risks and  uncertainties  are inherent with respect to the ultimate outcome of the  Bankruptcy  Cases and the matters  discussed in Note 8. The results of a resolution of such  uncertainties  could have a material effect on the Company's
consolidated  financial  position,   results  of  operations  or  liquidity.  In
addition, uncertainties related to the projection of future taxable income could affect the realization of the Company's deferred tax assets discussed in Note 6.
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
Specifically,  certain  balance  sheet amounts as of December 31, 2006 have been shown  as  a  separate  line  item  to  comply  with  current  period  reporting requirements.  Additionally,  sales and maturities of marketable  securities and other  investments  on the  consolidated  statement  of  cash  flows  have  been categorized as separate line items, one for sales and one for maturities.

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
Operating losses for "Corporate"  represent general and administrative  expenses not directly  attributable to the reportable segments.  The amounts reflected in the  "Corporate"  column  also serve to  reconcile  the total of the  reportable segments' amounts to totals in the Company's consolidated financial statements.

      The following table presents certain other unaudited financial information by reportable segment (in millions).

                                                                                          Reportable
                                     Reportable Segments                                   Segment
                                  -------------------------                       -------------------------
                                                                                Total
                                Real                                            Excluding    Forest      Consolidated
                               Estate        Racing        MGI    Corporate     Debtors      Products(1)    Total
                             ---------- ------------- ---------- ------------- ------------ ----------- ---------------
Investment, interest and other
  income for the three
  months ended:
    June 30, 2007            $    1.0   $     0.1     $     -    $     0.7     $     1.8    $        (2)  $     1.8
    June 30, 2006                 1.5         0.1         0.1          0.4           2.1         0.2            2.3
Investment, interest and
  other income for the six
  months ended:
    June 30, 2007            $    1.2   $     0.1     $     -    $     1.5     $     2.8    $    0.2 (3)  $     3.0
    June 30, 2006                 2.5         0.1         0.1          3.5           6.2         0.5            6.7

Selling, general and
  administrative expense
  for the three months ended:
    June 30, 2007            $    4.0   $     2.3     $   0.5    $     2.0     $     8.8    $        (2)  $     8.8
    June 30, 2006                 4.0         2.2         0.2            -           6.4         5.5           11.9

Selling, general and
  administrative expense
  for the six months ended:
    June 30, 2007            $    7.9   $     4.4     $   1.2    $     3.8     $    17.3    $    1.5 (3)  $    18.8
    June 30, 2006                 8.2         4.2         0.6          0.9          13.9        10.7           24.6

Operating income (loss) for
  the three months ended:

    June 30, 2007            $      -   $    (1.8)    $  (0.5)   $    (2.0)    $    (4.3)   $        (2)  $    (4.3)
    June 30, 2006                 3.5        (1.6)       (0.2)           -           1.7         0.3            2.0

Operating income (loss) for
  the six months ended:
    June 30, 2007            $   (0.6)  $    (2.4)    $  (1.2)   $    (3.9)    $    (8.1)   $   (2.3)(3)  $   (10.4)
    June 30, 2006                16.4        (1.7)       (0.6)        (1.0)         13.1        (4.8)           8.3

Depreciation, depletion and
  amortization for the three
  months ended:
    June 30, 2007            $    3.1   $     0.4     $     -    $       -     $     3.5    $        (2)   $    3.5
    June 30, 2006                 3.6         0.4           -            -           4.0         4.6            8.6

Depreciation, depletion and
  amortization for the six
  months ended:
    June 30, 2007            $    6.2   $     0.8     $     -    $     0.1     $     7.1    $    0.9 (3)   $    8.0
    June 30, 2006                 7.2         0.7           -          0.1           8.0         9.4           17.4

Total assets as of:
    June 30, 2007            $  292.5   $    35.5     $   0.2    $   225.4     $   553.6    $        (2)   $  553.6
    December 31, 2006           299.5        36.4         0.9        232.1         568.9       441.0        1,009.9

______________

(1)  Excludes MGI.
(2)  As a  result  of the  deconsolidation  of the  Debtors,  their  data is not included in the  consolidated  results of  operations  for the three months ended June 30, 2007 or in consolidated total assets as of June 30, 2007.
(3)  Amounts attributable to the Debtors are for the period from January 1, 2007 through January 18, 2007.

4.   Cash, Cash  Equivalents,  Marketable  Securities and Investments in Limited
     Partnerships

     The following table presents cash, cash equivalents,  marketable securities and other investments, in the aggregate (in millions):

                                                                                         June 30,     December 31,
                                                                                           2007          2006
                                                                                      -------------- ---------------
Cash and cash equivalents                                                             $   40.6       $   44.0
Marketable securities                                                                     87.7          142.2
Investments in limited partnerships                                                       29.8           26.1
                                                                                      -------------- ---------------
                                                                                         158.1          212.3
Less:  restricted cash and restricted marketable securities                               (5.9)         (51.3)
                                                                                      -------------- ---------------
Unrestricted cash and unrestricted marketable securities                              $  152.2       $  161.0
                                                                                      ============== ===============

     Cash Equivalents
     Cash  equivalents  consist of highly liquid money market  instruments  with maturities  of three months or less.  As of June 30, 2007 and December 31, 2006, the carrying amounts of the Company's cash equivalents approximated fair value.

     Restricted  Cash,  Cash  Equivalents,   Marketable   Securities  and  Other
          Investments
     Cash,  marketable  securities and other  investments  include the following amounts which are restricted (in millions):

                                                                                        June 30,      December 31,
                                                                                          2007           2006
                                                                                      -------------  ---------------
Current:
  Restricted cash and cash equivalents                                                $    2.4       $    3.6
  Restricted marketable securities, held in SAR Account                                       (1)        39.5
                                                                                      -------------  ---------------
                                                                                           2.4           43.1

                                                                                      -------------  ---------------
Non-Current:
  Restricted Scopac Timber Notes and other amounts held in SAR Account                        (1)         2.8
  Other amounts restricted under the Scopac Indenture                                         (1)         2.5
  Other long-term restricted amounts                                                       3.5            5.7
  Less: Amounts attributable to Scopac Timber Notes held in SAR Account                       (1)        (2.8)
                                                                                      -------------  ---------------
                                                                                           3.5            8.2
                                                                                      -------------  ---------------
Total restricted cash and cash equivalents and marketable securities                  $    5.9       $   51.3
                                                                                      =============  ===============

(1)  As a result of the deconsolidation of the Debtors, their investment amounts are not included in the consolidated total as of June 30, 2007.

     Marketable Securities
     Marketable   securities   consist  of  the  following   classification   of
investments (in millions):

                                                                                        June 30,      December 31,
                                                                                         2007(1)         2006
                                                                                      -------------  ---------------
Debt securities:
  Maturities less than one year                                                       $   29.5       $  100.2
  Maturities one to five years                                                              -            6.2
Equity securities and other investments                                                   58.2           35.8
                                                                                      -------------  ---------------
  Total marketable securities                                                         $   87.7       $  142.2
                                                                                      =============  ===============
____________________________

(1)  As a result of the  deconsolidation  of the Debtors,  their amounts are not included in the consolidated total as of June 30, 2007.

                                                                                        June 30,      December 31,
                                                                                          2007            2006
                                                                                      -------------  ----------------
                                                                                          (In millions of dollars)

Unrealized gains on available-for-sale investments in other comprehensive
  income, net                                                                         $    0.8       $    0.6

     Included in other  comprehensive  income are  unrealized  net gains of $0.8 million as of June 30, 2007,  consisting of unrealized gains of $0.9 million and unrealized  losses  of  $0.1  million.  As of  December  31,  2006,  there  were unrealized gains of $0.6 million and no unrealized losses.

5.   Debt

     Principal  amounts  of  outstanding  debt  consist  of  the  following  (in millions):

                                                                                         June 30,      December 31,
                                                                                           2007            2006
                                                                                      -------------- ---------------
7.56% Lakepointe Notes due June 8, 2021                                               $   112.7      $    113.5
7.03% Motel Notes due May 1, 2018                                                          44.0            44.7
6.08% Beltway Notes due November 9, 2024                                                   28.3            28.6
7.12% Palmas Notes due December 20, 2030                                                   28.5            28.7
Other notes and contracts, primarily secured by receivables, buildings, real estate
  and equipment                                                                             4.4             4.8
                                                                                      -------------- ---------------
  Total principal outstanding                                                             217.9           220.3

Forest products segment debt obligations(1):
Palco Revolving Credit Facility                                                                 (1)        24.1
Palco Term Loan                                                                                 (1)        84.3
Scopac Line of Credit                                                                           (1)        36.2
6.55% Scopac Class A-1 Timber Notes                                                             (1)         7.3
7.11% Scopac Class A-2 Timber Notes                                                             (1)       243.2
7.71% Scopac Class A-3 Timber Notes                                                             (1)       463.3
Other notes and contracts, primarily secured by receivables, buildings, real estate
  and equipment                                                                                 (1)         0.5
                                                                                      -------------- ---------------
  Total principal outstanding                                                                   (1)       858.9

Less: short term borrowings and current maturities                                         (4.9)         (180.7)
  Scopac Class A-1 Timber Notes held in the SAR Account, at par value                           (1)        (2.8)
  Discount on sale of Scopac Class A-2 Timber Notes held in SAR Account                         (1)       (10.3)
                                                                                      -------------- ---------------
                                                                                      $   213.0      $    885.4
                                                                                      ============== ===============
_____________________

(1)  As a result of the  deconsolidation of the Debtors,  their debt amounts are not included in the consolidated total as of June 30, 2007.

     Letters of Credit
     The  Company's  real  estate  segment  has posted  letters of credit in the amount of $3.5 million at December 31, 2006 and June 30, 2007 to satisfy certain liability insurance policy requirements.

     Loan Covenants
     Certain debt instruments restrict the ability of the Company's subsidiaries to transfer assets, make loans and advances or pay dividends to the Company, and require certain subsidiaries to maintain a minimum net worth.

     6.   Income Taxes

     The  Company  had losses  before  income  taxes of $6.7  million  and $19.0 million  for the  second  quarter  and first six  months of 2007,  respectively;
however,  the Company has not recorded any tax benefit  during these  periods as the Company  anticipates  an effective  tax rate of zero for those  years.  Each
period,   the  Company   evaluates   appropriate   factors  in  determining  the
realizability  of the  deferred  tax assets  attributable  to losses and credits generated  in that  period  and  those  being  carried  forward.  Based  on this evaluation,  the  Company  provided  valuation  allowances  with  respect to the deferred tax assets  attributable to the losses and credits generated during the three months and six months ended June 30, 2007. These valuation allowances were in addition to the valuation allowances that were provided in prior years.

     On  January  1,  2007,  the  Company  adopted  the  provisions  of FIN  48,
Accounting for Uncertainty in Income Taxes - an  interpretation of FASB No. 109.
FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's  financial  statements in accordance with FASB No. 109 and prescribes a
recognition  threshold  and  measurement   attributes  for  financial  statement
disclosure of tax positions taken or expected to be taken on a tax return. Under
FIN 48, the impact of an uncertain  income tax position on the income tax return must be  recognized  as the  largest  amount  that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain tax position need not be recognized if it has less than a 50% likelihood of being  sustained.
Additionally, FIN 48 provided guidance on the classification of unrecognized tax benefits, disclosures for interest and penalties, accounting and disclosures for interim reporting  periods,  and transition  requirements.  The adoption of this standard did not have a material impact on the Company's  consolidated financial statements.

     The Company has  unrecognized  tax benefits  associated  with net operating losses and capital losses. These unrecognized tax benefits, if recognized, would not be expected to affect the  effective  tax rate  because it is expected  that valuation allowances would be required in respect of the related tax benefits.

     The Company has elected  under FIN 48 to classify  interest  and  penalties
related  to  unrecognized   tax  benefits  as  income  taxes  in  the  financial
statements.  For the period ended June 30,  2007,  there were no  recognized  or unrecognized interest or penalties related to unrecognized tax benefits.

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

                                          Frozen           Medical/Life          Frozen             Medical/Life
                                     Pension Benefits        Benefits       Pension Benefits          Benefits
                                    ------------------ -------------------- --------------------- -----------------
                                          Three Months Ended June 30,              Six Months Ended June 30,
                                    --------------------------------------- ---------------------------------------
                                      2007      2006      2007      2006      2007      2006       2007      2006
                                    --------- --------- --------- --------- --------- --------- --------- ---------
Components of net periodic benefit
  costs:
  Service cost                      $   -     $   -     $   -     $    0.1  $     -   $      -  $     -   $   0.2
  Interest cost                       0.5       1.4         -          0.1      1.0        2.7        -       0.2
  Expected return on assets          (0.5)     (1.4)        -            -     (1.0)      (2.8)       -         -
 Amortization of prior service
   costs                                -         -         -            -        -          -        -         -
 Recognized net actuarial loss          -       0.1         -            -        -        0.2        -         -
                                    --------- --------- --------- --------- --------- --------- --------- ---------
 Net periodic benefit costs         $   -     $ 0.1     $   -     $    0.2  $     -   $    0.1  $     -   $   0.4
                                    ========= ========= ========= ========= ========= ========= ========= =========

     The MAXXAM  Pension  Plan was frozen  effective  December  31,  2005;  as a result,  this plan will  continue,  but no  additional  benefits  will accrue to participants subsequent to December 31, 2005.

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

     Actions Involving Present and Former Directors and Officers
     In  November  2002,  the Cook  action and the Cave action were filed in the
Superior Court of Humboldt County,  California.  The defendants in these actions include  the  Company  and  certain  of its  subsidiaries,  as well  as  certain affiliates such as Mr. Charles E. Hurwitz  (Chairman and Chief Executive Officer
of the  Company).  The Cook action  alleges,  among other  things,  that Palco's logging  practices have  contributed to an increase in flooding along Freshwater
Creek (which runs through Palco's timberlands), resulting in personal injury and damages to the plaintiffs'  properties.  Plaintiffs further allege that in order to have timber  harvest plans  approved in the affected  areas,  the  defendants engaged in certain unfair business  practices.  The plaintiffs seek, among other things,  compensatory and exemplary damages,  injunctive relief, and appointment of a receiver to ensure the  watershed  is  restored.  The Cave action  contains similar  allegations  and requests  similar relief with respect to the Elk River watershed (a portion of which is contained on Palco's  timberlands).  In October
2005,  the  Johnson  action  was filed in  Humboldt  County  Superior  Court and contains allegations similar to the Cave and Cook actions. The defendants in the
Johnson  action  include the Company  and  certain of its  subsidiaries  and Mr.
Hurwitz.  The Company does not believe the  resolution of these  actions  should result in a material  adverse effect on its  consolidated  financial  condition, results of operations or liquidity.

     On December 7, 2006,  the Wilson  state  action was filed under seal in the
Superior  Court of San  Francisco,  California,  and on the same day, the Wilson federal action was filed under seal in the U.S.  District Court for the Northern
District of California. The defendants in the Wilson actions include the Company and certain of its forest products  subsidiaries,  as well as Mr.  Hurwitz.  The
Wilson  actions  allege  violations of the  California  False Claims Act and the
Federal  False  Claims  Act,  respectively,  and are qui  tam  actions  (actions ostensibly  brought  by  the  government,  but  on  the  information  and at the instigation of a private  individual,  who would receive a portion of any amount recovered).  As the State of California  declined to  participate  in the Wilson state action and the United States declined to participate in the Wilson federal action,  the seal on each  case  was  lifted  and the  private  individuals  are entitled to proceed with the suits.  Both suits allege that the defendants  made false claims by submitting to the CDF a sustained yield plan  misrepresenting as sustainable the projected harvest yields of the timberlands of Palco and Scopac.
The remedies being sought are actual damages  (essentially  based on over $450.0 million of cash and timberlands  transferred by the United States and California in exchange for various timberlands  purchased from Palco and its subsidiaries), treble damages and civil  penalties of up to $10,000 for every  violation of the
California  False  Claims Act and the Federal  False  Claims Act,  respectively.
There can be no  assurance  that the  Wilson  actions  will not have a  material adverse impact on the Company's  consolidated  financial  condition,  results of operations or liquidity.

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

     In May 2000, the Respondents filed a counterclaim to the FDIC action in the
U.S.  District  Court in Houston,  Texas (No.  H95-3956).  In November 2002, the
Respondents filed the Sanctions Motion consisting of an amended counterclaim and an amended  motion for  sanctions.  The  Sanctions  Motion  states that the FDIC illegally paid the OTS to bring the OTS action against the  Respondents and that the FDIC  illegally  sued for an  improper  purpose  (i.e.,  in order to acquire timberlands,  held by a subsidiary of the Company).  The Respondents are seeking as a  sanction  to be made  whole for the  attorneys'  fees they have paid (plus interest) in connection with the OTS and FDIC actions. As of June 30, 2007, such fees were in excess of $41.1  million.  On August 23, 2005,  the District  Court ruled on the Sanctions  Motion,  ordering the FDIC to pay the Respondents  $72.3 million,  a portion  of which is accrued  interest.  The FDIC has  appealed  the
District  Court  decision to the U.S.  Fifth Circuit Court of Appeals.  The U.S.
District  Court award has not been  accrued as of June 30, 2007 or December  31,
2006. There can be no assurance that the Company will ultimately  collect all or any portion of this award.

     Other Matters
     On December 6, 2005,  the  Herrera  action was filed in the state  District
Court of Harris County,  Texas. The defendants in this action are SHRP, Ltd. and its managing general partner.  The plaintiffs allege,  among other things,  that due to the  gross  negligence  of SHRP,  Ltd.,  Mr.  Herrera  was  thrown  while exercising a horse at Sam Houston Race Park,  rendering  him a  paraplegic.  The case was settled in July 2007; the  settlement  did not have a material  adverse effect on the Company's consolidated financial condition,  results of operations or liquidity.

     On September 2, 2004,  the Company was advised that the NJDEP  alleged that one of its former  subsidiaries  is a successor to a company  that  manufactured munitions  for the U.S.  Navy during  World War II. The owner of the  underlying property,  which is located in Cranbury,  New Jersey,  was seeking the Company's participation  in efforts to address  contamination  of the site  resulting from such operations. In January 2005, MGI and the owner of the property entered into an  Administrative  Consent  Order with the NJDEP  providing  for,  among  other things,  cleanup of the facility.  In April 2005, MGI filed a Complaint  against the United States of America, the U.S. Navy, and the U.S. Army for cost recovery and contribution; the defendants subsequently denied all of the claims. In early
2006, the property was sold to a new owner and the Administrative  Consent Order was amended to substitute  the new owner for the original  property  owner.  MGI also reached an agreement with several potentially responsible parties regarding cleanup at the site, the terms of which the Company  believes will not result in a material  adverse  effect on the Company's  consolidated  financial  position, results of operations or liquidity. MGI retained its cause of action against the government parties noted above.

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

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                        ----------------------------
                                                                                            2007           2006
                                                                                        -------------- -------------
Expected volatility                                                                               30%           34%
Expected dividends                                                                                 -             -
Expected term (in years)                                                                        7.33          6.34
Risk-free rate                                                                                  4.9%          5.1%

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

                                                                                           Weighted
                                                                            Weighted        Average      Aggregate
                                                                            Average        Remaining     Intrinsic
                                                                            Exercise      Contractual      Value
                                                            Options         Price     Term (in years)   (in millions)
                                                          ------------- ------------- ---------------- ----------------
Balance at January 1, 2007                                 1,081,853    $    25.06
Granted                                                        2,400         29.25
Exercised                                                    (37,652)        17.00
Forfeited or expired                                         (65,440)        45.04
                                                          -------------
  Balance at June 30, 2007                                   981,161    $    24.55           5.27         $  7.3
                                                          ============= ============= ================ ================
Exercisable at June 30, 2007                                 696,569    $    23.98           4.25         $  6.1
                                                          ============= ============= ================ ================

     The Company has recognized a liability for stock-based  compensation in the amount of $6.4  million at June 30, 2007 and $7.2  million at December 31, 2006.
Total compensation cost for share-based payment  arrangements for the six months ended June 30, 2007,  was $0.9  million.  As of June 30, 2007,  total  estimated compensation  related to non-vested  grants not yet  recognized is $3.3 million, although the Company may ultimately not have to pay all of such amount,  and the weighted average period over which it is expected to be recognized is 2.0 years.
During the six months  ended June 30,  2007,  options  with a fair value of $0.6 million  were  exercised,  resulting  in cash  payments  of $0.4  million,  (the difference  between the market price of the stock on the  exercise  date and the option strike price). During the six months ended June 30, 2006, no options were exercised.  3,400  options with a fair value of $0.1 million  vested  during the three months and six months ended June 30, 2007.  Options granted during the six months  ended June 30, 2007 and 2006 had a grant date fair value of $0.1 million and $0.2  million,  respectively.  There  were no shares  issued  during the six months ended June 30, 2007 and 2006 as the result of stock option exercises.

10.  Per Share Information

     The weighted  average number of shares used to determine  basic and diluted earnings per share was:

                                                                  Three Months Ended          Six Months Ended
                                                                       June 30,                   June 30,
                                                               ------------------------- ---------------------------
                                                                   2007         2006         2007          2006
                                                               ----------- -------------- -------------- -----------

Weighted average number of common shares outstanding - basic:   5,251,226    5,665,846    5,253,267       5,816,059
  Effect of dilution (1):
  Conversion of Class A Convertible Preferred Stock                     -            -            -               -
  Exercise of stock options                                             -            -            -               -
                                                               ----------- -------------- -------------- -----------

Weighted average number of common and common equivalent
  shares - diluted:                                             5,251,226    5,665,846    5,253,267       5,816,059
                                                               =========== ============== ============== ===========
______________________

(1)  The Common Stock  options and Class A Preferred  Stock were not included in the computation of basic or diluted  earnings per share because the Company had a loss for the three  months  and six months  ended  June 30,  2007 and
     2006,  respectively,  and the effect  would thus be  anti-dilutive.  If the
     Company  was  required  to  include   dilutive  shares  in  its  per  share
     calculations, the number of dilutive shares for the three months ended June
     30, 2007 and 2006 would be 949,876 and 1,010,337,  respectively. The number of dilutive shares for the six months ended June 30, 2007 and 2006 would be
     808,998 and 839,228, respectively.

11.  Comprehensive Loss

     The following table sets forth comprehensive loss (in millions):

                                                                      Three Months Ended        Six Months Ended
                                                                           June 30,                  June 30,
                                                                  --------------------------- ---------------------------
                                                                      2007           2006            2007        2006
                                                                  ------------- ------------- ------------- -------------
Net loss:                                                         $   (6.7)     $   (11.2)    $     (19.0)  $   (21.4)
  Other comprehensive loss:
    Unrealized gain on available-for-sale investments                  0.2              -             0.2         0.2
                                                                  ------------- ------------- ------------- -------------
Total comprehensive loss                                          $   (6.5)     $   (11.2)    $     (18.8)  $   (21.2)
                                                                  ============= ============= ============= =============

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

     Consolidated Operations

     Selected Operational Data

     The following table presents  selected proforma  financial  information for the periods indicated for the Company's consolidated  operations,  excluding the
Debtors (in millions).

                                                                        Three Months Ended      Six Months Ended
                                                                             June 30,               June 30,
                                                                      ---------------------- -----------------------
                                                                         2007        2006       2007        2006
                                                                      ----------- ---------- ----------- -----------
Sales                                                                 $    23.3   $    29.7  $    47.6   $    72.1
Costs and expenses                                                        (27.6)      (28.0)     (55.7)      (59.0)
                                                                      ----------- ---------- ----------- -----------
Operating income (loss)                                                    (4.3)        1.7       (8.1)       13.1
Other income, net                                                           1.8         1.8        2.9         6.0
Interest expense, including amortization of deferred financing costs       (4.2)       (4.3)      (8.5)       (8.7)
                                                                      ----------- ---------- ----------- -----------
Income (loss) before income taxes and cumulative effect of
  accounting change                                                        (6.7)       (0.8)     (13.7)       10.4
Benefit for income taxes                                                      -        (0.5)         -        (0.5)
                                                                      ----------- ---------- ----------- -----------
Income (loss) before cumulative effect of accounting change                (6.7)       (1.3)     (13.7)        9.9
Cumulative effect of accounting change, net of tax                            -           -          -        (0.7)
                                                                      ----------- ---------- ----------- -----------
Net income (loss)                                                     $    (6.7)  $    (1.3) $   (13.7)  $     9.2
                                                                      =========== ========== =========== ===========

     Overview of Results of Operations, Excluding the Debtors

     Sales
     Sales,  excluding  the  Debtors,  for the three months and six months ended
June 30,  2007,  declined  $6.4  million  and $24.5  million,  respectively,  as compared  to the  comparable  periods in the prior  year,  primarily  due to the substantial  sell-out  of lots at Mirada  in 2006 and a  reduction  in  deferred profit and profit participation payments at Palmas in 2007.

     Operating Income (Loss)
     The Company's operating losses, excluding the Debtors, for the three months and six months  ended June 30, 2007  declined  $6.0  million and $21.2  million, respectively,  as compared to the same comparable periods in the prior year, due primarily to the decline in real estate sales noted above.

     Other Income, net
     Consolidated  other  income for the six months  ended  June 30,  2007,  was impacted  by  lower  returns  on  marketable  securities  and  other  short-term investments.

     Real Estate Operations

     Industry Overview and Selected Operational Data
     The Company,  principally  through its wholly owned  subsidiaries and joint ventures,  invests  in and  develops  residential  and  commercial  real  estate primarily in Puerto Rico, Arizona,  California and Texas.  Results of operations between quarterly periods for the Company's real estate operations are generally not  comparable due to the timing of individual  real estate sales  transactions and  cash  collections.  Accordingly,  results  for  any  one  quarter  are  not necessarily  indicative of results to be expected for the full year. In 2005 and
2006, the Company's real estate operations realized substantial revenues related to sales at the Company's Fountain Hills, Mirada and Palmas developments. As the proceeds  from these asset sales have not been  redeployed  on other real estate assets,  this  level  of  sales  activity  is not  expected  to  recur  for  the foreseeable future.

     The following table presents selected operational and financial information for the three  months  and six  months  ended  June 30,  2007 and 2006,  for the
Company's real estate operations.

                                                                      Three Months Ended      Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ------------------------ ----------------------
                                                                      2007         2006        2007         2006
                                                                   ----------- ----------- ----------- -----------
                                                                               (In millions of dollars)

Sales:
  Real estate:
    Fountain Hills                                                 $    2.3    $    1.1    $    4.9    $     3.2
    Mirada                                                              1.4         6.8         1.4         15.9
    Palmas                                                              0.1         1.9         0.2         10.5
                                                                   ----------- ----------- ----------- -----------
      Total                                                             3.8         9.8         6.5         29.6
                                                                   ----------- ----------- ----------- -----------

  Resort, commercial and other:
    Fountain Hills                                                      0.9         1.1         2.1          2.1
    Palmas                                                              3.4         3.7         6.5          7.1
    Commercial lease properties                                         4.6         4.6         9.2          9.2
    Other                                                               0.1           -         0.1          0.2
                                                                   ----------- ----------- ----------- -----------
      Total                                                             9.0         9.4        17.9         18.6
                                                                   ----------- ----------- ----------- -----------
  Total sales                                                      $   12.8    $   19.2    $   24.4    $    48.2
                                                                   =========== =========== =========== ===========

Operating income (loss):
  Fountain Hills                                                        0.5        (0.3)        0.7          0.1
  Mirada                                                                0.7         3.3         0.6          8.1
  Palmas                                                               (3.2)       (1.2)       (6.1)         4.7
  Commercial lease properties                                           2.6         2.1         5.2          4.2
  Other                                                                (0.6)       (0.4)       (1.0)        (0.7)
                                                                   ----------- ----------- ----------- -----------
    Total operating income (loss)                                  $      -    $    3.5    $   (0.6)   $    16.4
                                                                   =========== =========== =========== ===========

Investment, interest and other income:
  Equity in earnings (losses) from real estate joint ventures      $    0.4    $   (0.1)   $    0.4    $    (0.3)
  Other                                                                 0.6         1.6         0.8          2.8
                                                                   ----------- ----------- ----------- -----------
                                                                   $    1.0    $    1.5    $    1.2    $     2.5
                                                                   =========== =========== =========== ===========
Interest expense                                                       (4.3)       (4.3)       (8.5)        (8.7)
Income (loss)  before income taxes and cumulative effect of
  accounting change                                                $   (3.3)   $    0.7    $   (7.9)   $    10.2
                                                                   =========== =========== =========== ===========

     Sales and Operating Income (Loss)
     Total sales and  operating  income for the real estate  operations  for the three  months and six months  ended June 30,  2007  declined  substantially,  as compared to the same periods in 2006,  primarily due to the substantial sell-out of lots at  Mirada  in 2006  and a  reduction  in  deferred  profit  and  profit participation  payments at Palmas in 2007,  partially  offset by higher sales at
Fountain Hills.

     Racing Operations

     Industry Overview and Selected Operational Data
     The Company owns SHRP, Ltd., which owns and operates Sam Houston Race Park, a Class 1 horse  racing  facility in  Houston,  Texas,  and Valley Race Park,  a greyhound  racing facility  located in Harlingen,  Texas.  Results of operations between  quarterly periods are generally not comparable for these facilities due to the  timing,  varying  lengths and types of racing  meets held.  Accordingly, results  for any one  quarter are not  necessarily  indicative  of results to be expected for any other quarter or for the full year.  Historically,  Sam Houston
Race Park and Valley Race Park have derived a significant amount of their annual
pari-mutuel   commissions  from  live  racing  and   simulcasting.   Pari-mutuel
commissions  have typically been highest during the first and fourth quarters of the year,  the time during which Sam Houston Race Park and Valley Race Park have historically conducted live thoroughbred and greyhound racing, respectively.  In in an effort to increase  attendance on days with live racing,  Sam Houston Race
Park in June 2007  expanded and enhanced its summer  concert  series,  including improving  its  facilities  to allow the concerts to be held on the race track's infield.

     The following table presents selected operational and financial information for the three  months  and six  months  ended  June 30,  2007 and 2006,  for the
Company's racing operations.

                                                                      Three Months Ended      Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ------------------------ ----------------------
                                                                      2007         2006        2007         2006
                                                                   ----------- ----------- ----------- -----------
                                                                               (In millions of dollars)

Number of live race days:
  Sam Houston Race Park                                                   7           11          46          53
  Valley Race Park                                                        8           10          70          72

Handle:
  Sam Houston Race Park:
    On-track handle                                                $   32.8    $    34.0   $    63.6   $    67.1
    Off-track handle                                                   11.9         12.2        83.8        89.3
                                                                   ----------- ----------- ----------- -----------
      Total                                                        $   44.7    $    46.2   $   147.4   $   156.4
                                                                   =========== =========== =========== ===========
   Valley Race Park:
    On-track handle                                                $    4.3    $     4.4   $     9.8   $    10.3
    Off-track handle                                                    0.3          0.4         2.9         2.8
                                                                   ----------- ----------- ----------- -----------
     Total                                                         $    4.6    $     4.8   $    12.7   $    13.1
                                                                   =========== =========== =========== ===========

Sales:
  Sam Houston Race Park:
    Gross pari-mutuel commissions                                  $    7.6    $     7.8   $    16.5   $    17.3
    Other revenues                                                      1.8          1.6         3.7         3.6
                                                                   ----------- ----------- ----------- -----------
     Total                                                              9.4          9.4        20.2        20.9
                                                                   ----------- ----------- ----------- -----------
  Valley Race Park:
    Gross pari-mutuel commissions                                       1.0          1.0         2.4         2.5
    Other revenues                                                      0.1          0.1         0.6         0.5
                                                                   ----------- ----------- ----------- -----------
     Total                                                              1.1          1.1         3.0         3.0
                                                                   ----------- ----------- ----------- -----------
Total sales                                                        $   10.5    $    10.5   $    23.2   $    23.9
                                                                   =========== =========== =========== ===========

Operating loss:
  Sam Houston Race Park                                            $   (1.2)   $    (0.7)  $    (1.5)  $    (0.5)
  Valley Race Park                                                     (0.3)        (0.2)       (0.5)       (0.3)
  Other                                                                (0.3)        (0.7)       (0.4)       (0.9)
                                                                   ----------- ----------- ----------- -----------
     Total operating loss                                          $   (1.8)   $    (1.6)  $    (2.4)  $    (1.7)
                                                                   =========== =========== =========== ===========

Loss before income taxes and cumulative effect of accounting
  change                                                           $   (1.7)   $    (1.5)  $    (2.3)  $    (1.6)
                                                                   =========== =========== =========== ===========

     Sales
     Total sales  remained  flat for the three months  ended June 30,  2007,  as compared to the prior year  period.  Declines in the number of live racing days, average daily  attendance and associated  wagering at Sam Houston Race Park were offset by increases in entertainment revenue.

     Total sales  declined  $0.7 million for the six months ended June 30, 2007, as compared  to the prior year  period,  principally  due to declines in average daily attendance and associated wagering at Sam Houston Race Park.

     Operating Loss
     Total  operating  loss  increased by $0.2 million in the second  quarter of
2007, as compared to the prior year period,  principally due to costs associated with the concert-related  changes at Sam Houston Race Park,  partially offset by lower spending at Laredo LLC.

     Total operating  losses  increased by $0.7 million for the six months ended
June 30,  2007,  as compared to the prior year  period,  principally  due to the decline in revenue discussed above and costs associated with the concert-related changes at Sam Houston Race Park,  partially  offset by lower spending at Laredo
LLC.

     Other Items Not Directly Related to Industry Segments

     Corporate

                                                                     Three Months Ended       Six Months Ended
                                                                          June 30,                June 30,
                                                                   ------------------------ ---------------------
                                                                      2007         2006        2007       2006
                                                                   ------------ ----------- ----------- ---------
                                                                             (In millions of dollars)

Operating loss                                                      $(2.0)      $   -        $  (3.9)   $  (1.0)
Income (loss) before income taxes and cumulative effect of
  accounting change                                                  (1.2)        0.3           (2.3)       2.4

     Operating Loss
     Corporate  operating losses represent general and  administrative  expenses that  are not  attributable  to the  Company's  industry  segments  and  include stock-based  compensation expense. The $2.0 million increase in operating losses in the  second  quarter  of 2007,  as  compared  to the prior  year  period,  is primarily due to changes in  stock-based  compensation  expense  resulting  from fluctuations  in the quoted  market price of the  Company's  Common Stock and an
increase  in  legal  fees,   partially  offset  by  cost  cutting   initiatives.
Stock-based  compensation expense was a benefit of $0.9 million and $2.2 million for the three months ended June 30, 2007 and 2006, respectively.

     The $2.9 million increase in operating losses for the six months ended June
30, 2007,  as compared to the prior year period,  is primarily due to changes in stock-based  compensation  expense  resulting  from  fluctuations  in the quoted market  price of the  Company's  Common  Stock and an  increase  in legal  fees, partially offset by cost cutting initiatives.  Stock-based  compensation expense was a benefit of $0.4 million and $3.4 million for the six months ended June 30,
2007 and 2006, respectively.

     Income (Loss)  Before  Income  Taxes and  Cumulative  Effect of  Accounting
          Change
     The overall loss before  income taxes and  cumulative  effect of accounting changes for the three months and six months ended June 30, 2007 is the result of the cost changes discussed above and earnings on marketable securities and other short-term investments.  Earnings on investments were $0.8 million for the three months  ended  June 30,  2007,  as  compared  to $0.3  million in the prior year period.  Earnings on investments were $1.6 million for the six months ended June
30, 2007, as compared to $3.4 million in the prior year period.

  MGI

                                                                     Three Months Ended       Six Months Ended
                                                                          June 30,                June 30,
                                                                   ------------------------ ---------------------
                                                                      2007         2006        2007       2006
                                                                   ------------ ----------- ----------- ---------
                                                                             (In millions of dollars)

Operating loss                                                    $  (0.5)      $ (0.2)     $  (1.2)    $    (0.6)
Loss before income taxes and cumulative effect of accounting
  change                                                             (0.5)        (0.2)        (1.2)         (0.6)

     Operating Loss
     MGI's operating losses represent MGI's general and administrative  expenses on a stand-alone  basis (excluding  Debtors) and consists  primarily of auditing and legal fees.

     Debtors' Operations

     The following table presents selected operational and financial information for the periods indicated for the Debtors' operations.

                                                                Three Months Ended           Six Months Ended
                                                                   June 30,                      June 30,
                                                           ---------------------------- ----------------------------
                                                                2007          2006        2007 (6)         2006
                                                           -------------- ------------- ------------- --------------
                                                             (In millions of dollars, except shipments and prices)

Timber harvest  (1)                                             17.2          21.1           35.1          35.3
                                                           ============== ============= ============= ==============
Shipments:
  Lumber: (2)
    Redwood upper grades                                         1.2           1.5            2.8           2.1
    Redwood common grades                                       14.7          27.0           40.9          64.0
    Douglas-fir upper grades                                       -             -              -             -
    Douglas-fir common grades                                   14.3          22.3           23.7          45.4
    Other                                                          -           1.2              -           1.6
                                                           -------------- ------------- ------------- --------------
  Total lumber                                                  30.2          52.0           67.4         113.1
                                                           ============== ============= ============= ==============
  Cogeneration power (3)                                        25.7          25.6           46.9          53.5
                                                           ============== ============= ============= ==============

Average sales price:
  Lumber: (4)
    Redwood upper grades                                   $   1,382      $  1,875      $   1,372     $   1,737
    Redwood common grades                                        815           711            733           666
    Douglas-fir upper grades                                       -             -              -             -
    Douglas-fir common grades                                    290           365            302           365
  Cogeneration power (5)                                          71            76             74            70

Sales:
  Lumber, net of discount                                  $    23.8      $   30.6      $    46.9     $    63.1
  Logs                                                           4.9          (0.4)          10.1           1.6
  Cogeneration power                                             2.0           2.0            3.7           3.9
  Wood chips                                                     1.2           0.8            2.4           1.5
  Other                                                          0.8           0.8            1.6           1.5
                                                           -------------- ------------- ------------- --------------
     Total sales                                           $    32.7      $   33.8      $    64.7     $    71.6
                                                           ============== ============= ============= ==============
Operating income (loss)(7)                                 $   (13.4)     $    0.3      $   (25.3)    $    (4.8)
                                                           ============== ============= ============= ==============
Loss before income taxes and cumulative effect of
  accounting change                                        $   (28.0)     $  (14.6)     $   (60.8)    $   (35.3)
                                                           ============== ============= ============= ==============
__________________

(1)  Timber harvest is expressed in millions of board feet, net Scribner scale.
(2)  Lumber shipments are expressed in millions of board feet.
(3)  Power deliveries are expressed in thousands of megawatt hours.
(4)  Dollars per thousand board feet.
(5)  Dollars per megawatt hour.
(6)  The amounts shown in this table  represent the Debtors'  operating  results for the six  months  ended  June 30,  2007.  The  operating  results of the
     Debtors  from  January  1, 2007 to January  18,  2007 are  included  in the
     Company's  consolidated  financial  statements.  See Note 3.
(7)  Operating income (loss) includes  bankruptcy-related legal and advisor fees of $8.1 million for the three months ended June 30, 2007 and $13.8  million for the six months ended June 30, 2007.

     Sales
     Sales for the three  months and six months  ended June 30,  2007,  declined
$1.1  million  and $6.9  million,  respectively,  as  compared to the prior year periods,  primarily due to lower  shipments of redwood and  Douglas-fir  lumber, partially offset by an increase in the volume of Douglas-fir logs sold.

     Operating  Loss and Loss  Before  Income  Taxes  and  Cumulative  Effect of
          Accounting Change
     The Debtors  reported  operating  losses of $13.4 million and $25.3 million for the three  months and six months ended June 30,  2007,  respectively,  which
includes   bankruptcy-related   costs  of  $8.1   million  and  $13.8   million,
respectively.  Additionally,  the Debtors' interest expense for the three months and six months  ended  June 30,  2007,  was  higher  than that of the prior year periods as a result of increased debt levels and higher interest rates.

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

                                                                                Total
                                      Real                            MAXXAM   Excluding             Consolidated
                                     Estate     Racing     MGI        Parent    Debtors     Debtors    Total
                                   ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                              (In millions of dollars)

Debt and credit facilities
(excluding intercompany  notes)
Short-term borrowings and current
  maturities of long-term debt:
  June 30, 2007                    $    4.7   $  0.2     $    -     $     -    $    4.9   $      (1) $      4.9
  December 31, 2006                     4.7      0.2          -           -         4.9     175.8         180.7

Long-term debt, excluding current
  maturities and discounts:
  June 30, 2007                    $  212.8   $  0.2     $    -     $     -    $  213.0   $      (1) $    213.0
  December 31, 2006                   215.3      0.2          -           -       215.5     669.9         885.4

Cash, cash equivalents,marketable
    securities and other investments
  June 30, 2007:
    Current restricted amounts     $    0.3   $  2.1     $    -     $     -    $    2.4   $      (1) $      2.4
    Other current amounts              20.7      1.7          -       129.8       152.2          (1)      152.2
                                   ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                       21.0      3.8          -       129.8       154.6          (1)      154.6
                                   ---------- ---------- ---------- ---------- ---------- ---------- ----------
    Long-term restricted
      amounts                           3.5        -          -           -         3.5          (1)        3.5
                                   ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                   $   24.5   $  3.8     $    -     $ 129.8    $  158.1   $      (1) $    158.1
                                   ========== ========== ========== ========== ========== ========== ==========

Changes in cash and cash equivalents

Capital expenditures:
  June 30, 2007                    $    0.4   $  1.4     $    -     $   0.1    $     1.9  $    - (2) $      1.9
  June 30, 2006                         0.7      0.2          -           -          0.9      3.3           4.2

Net proceeds from dispositions
  of property and investments:
  June 30, 2007                    $    0.1   $    -     $    -     $     -    $     0.1  $     -(2) $      0.1
  June 30, 2006                           -        -          -           -            -      8.1           8.1

Borrowings (repayments) of debt
and credit facilities, net of
financing costs:
June 30, 2007                      $   (2.2)  $ (0.1)    $    -     $     -    $    (2.3) $   2.2(2) $     (0.1)
June 30, 2006                          (1.8)    (0.1)         -           -         (1.9)   (18.3)        (20.2)

Dividends, advances including
  interest paid, and tax sharing
  payments received (paid):
  June 30, 2007                    $    1.1   $  2.5     $ (0.4)    $  (3.2)   $       -  $     -(2) $        -
  June 30, 2006                        (1.6)     1.0        7.6       (27.0)       (20.0)    20.0             -

__________________

(1)  As a result of the  deconsolidation  of the  Debtors  discussed  in Note 1, their data is not included in the consolidated total as of June 30, 2007.
(2)  Amounts attributable to the Debtors are for the period from January 1, 2007 through January 18, 2007.

     Operating Activities
     The  Company's  operating  activities  used cash of $5.7 million in the six months  ended June 30, 2007,  primarily  due to a low level of real estate sales during the first half of 2007.

     Investing Activities
     Net cash  provided  by  investing  activities  of $5.2  million for the six months  ended June 30, 2007,  primarily  reflects  net  purchases of  short-term investments.  Net cash provided by investing activities of $15.7 million for the six months ended June 30, 2006,  reflected net proceeds from restricted cash and proceeds from the disposition of assets by the Debtors.

     Financing Activities
     Net cash provided by financing activities of $0.4 million in the six months ended June 30, 2007,  principally reflects additional  borrowings by the Debtors to fund their  operations  from January 1, 2007 to January 18,  2007,  offset by repayments on long-term  debt.  Net cash used for financing  activities of $41.7 million for the six months ended June 30, 2006, reflects scheduled debt payments by the Debtors and treasury stock purchases.

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

     Although  there  are  no  restrictions  on  the  Company's  ability  to pay dividends on its capital  stock,  the Company has not paid any  dividends  for a number of years and has no present  intention  to do so. The  Company has in the past and may from time to time in the future purchase shares of its Common Stock on national exchanges or in privately negotiated transactions. During the second quarter of 2007,  MAXXAM Parent purchased 1,100 shares of its Common Stock at an average price of $30.05 per share.

     At June 30, 2007, MAXXAM Parent had unrestricted cash, cash equivalents and marketable  securities and other investments of $129.8 million and MAXXAM Parent did not have  any  external  debt.  MAXXAM  Parent  believes  that its  existing resources will be sufficient to fund its working  capital  requirements  for the next year. With respect to long-term liquidity,  MAXXAM Parent believes that its existing cash and cash resources,  together with future  distributions  from the real estate  segment,  will be sufficient to meet its long-term  working capital requirements.

     See the  "Potential  Impact on  Registrant  and Certain  Related  Entities"
section of Note 1 for a discussion  of the  potential  impact of the  Bankruptcy
Cases on the Company's liquidity.

     Real Estate Operations

     At June 30, 2007, the real estate segment had cash,  cash  equivalents  and other  investments of $24.5 million,  of which $3.8 million is restricted.  Real
estate  management   believes  that  the  segment's  existing  cash  and  credit
facilities   will  be  sufficient  to  fund  its  working  capital  and  capital expenditure  requirements  for 2007.  With  respect to the  segment's  long-term liquidity,  real estate  management  believes  that the ability to generate cash from the sale of existing assets,  together with the ability to obtain financing and joint venture partners,  should provide sufficient funds to meet its working capital and capital expenditure requirements.

     Capital  expenditures and real estate  improvements  and development  costs were $5.7  million  for the first  half of 2007 and are  expected  to be between approximately  $6.0  million and $8.0  million for the  remainder  of 2007.  The
Company  expects  that these  expenditures  will be funded by existing  cash and available credit facilities.  Subject to available resources, the Company's real estate segment may purchase  additional  properties and/or seek other investment ventures from time to time as appropriate opportunities arise.

     Racing Operations

     At June 30, 2007, the racing segment had cash,  cash  equivalents and other investments of $3.8 million,  of which $2.1 million is restricted.  SHRP, Ltd.'s management expects that SHRP, Ltd. will require additional  advances from MAXXAM
Parent to fund its operations and capital expenditures in the future. SHRP, Ltd.
is  experiencing  strong  competition  from  Internet  wagering and "racinos" in surrounding  states.  These  factors are also  expected to adversely  affect the long-term liquidity of SHRP, Ltd.

     Capital  expenditures and investments in new ventures were $1.4 million for the first  half of 2007 and an  additional  $1.1  million  is  expected  for the remainder of 2007. Subject to available resources,  the Company's racing segment may  purchase  additional  properties  and/or seek to expand its  operations  as opportunities arise that are determined to be appropriate.

Off-Balance Sheet Arrangements

     The  Company  does not have any  off-balance  sheet  financing,  other than operating leases entered into in the normal course of business. The Company does not use derivatives for any of its treasury or risk management activities.

Trends

     Real Estate Operations

     The  Company's  real  estate  segment  is engaged  in  marketing  and sales programs  of varying  magnitudes  at its real estate  developments.  The Company intends to continue  selling  undeveloped  acreage and  semi-developed  parcels, generally to builders and  developers,  and fully  developed lots to individuals and builders.  In 2005 and 2006, the Company's real estate  operations  realized substantial  revenues related to sales at the Company's  Fountain Hills,  Mirada and Palmas  developments.  As the proceeds  from these asset sales have not been redeployed  on other real  estate  assets,  this level of sales  activity is not expected  to recur for the  foreseeable  future.  The real  estate  segment  may
purchase  additional   properties  and/or  seek  other  investment  ventures  as
appropriate opportunities arise.

     Racing Operations

     The  Company has in the past  pursued  and  intends to continue  vigorously pursuing  Texas  gaming  legislation  favorable  to it. The regular  legislative session  of the  Texas  Legislature  that  ended in May 2007 did not  result  in legislation that enhances state revenues through additional forms of gaming. The next  opportunity  for approval of such  legislation  will be during the regular session of the Texas  Legislature  that  begins in January  2009 or any  special legislative  session  that  might be held  prior to January  2009.  Some  gaming legislation may require the approval of two-thirds of each legislative house and a  majority  of  Texas  voters,  and no  assurance  can be  given  that any such legislation will be enacted or become effective.  Moreover,  it is impossible to determine what the provisions of any such legislation would be or to predict its effect on the Company.

     In January  2004, a subsidiary of the Company,  Laredo LLC,  applied to the
Racing  Commission for an additional  license to construct and operate a Class 2 horse  racing  facility in Laredo,  Texas.  Following a hearing on Laredo  LLC's application  and that of a competing  applicant,  in September  2006,  two state administrative  law judges  recommended to the Racing Commission that Laredo LLC be awarded the license. On March 20, 2007, the Racing Commission ruled that both
Laredo LLC and the competing  applicant be awarded licenses for the Laredo area.
At the August 8,  2007,  Racing  Commission  meeting,  Laredo LLC was  awarded a license effective September 1, 2007.

     In June 2007,  Sam Houston  Race Park  expanded  and  enhanced  its outdoor concert series in an effort to increase attendance on days with live racing.

Critical Accounting Policies and Estimates

     See Item 7.  "Management's  Discussion and Analysis of Financial  Condition
and Results of  Operations-Critical  Accounting  Policies and  Estimates" of the
Form 10-K for a discussion of the Company's critical accounting policies.  There have been no material changes to the Company's critical  accounting policies and estimates  provided  in the Form  10-K  except  for the  deconsolidation  of the
Debtors as described in Note 1.

New Accounting Pronouncements

     See Note 2 for a  discussion  of new  accounting  pronouncements  and their impact on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On January 18, 2007,  Palco and its five  subsidiaries,  including  Scopac, filed separate voluntary petitions in the United States Bankruptcy Court for the
Southern District of Texas for reorganization under Chapter 11 of the Bankruptcy
Code.  See  Note  1 to  the  Condensed  Consolidated  Financial  Statements  for
additional  information.  As a result of the  deconsolidation of these entities, the Company no longer has variable interest rate debt.

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

     Conclusion  Regarding  the   Effectiveness   of  Disclosure   Controls  and
          Procedures
     As of the end of the period covered by this report,  our management carried out an evaluation, under the supervision and with the participation of our Chief
Executive  Officer and Chief  Financial  Officer,  of the  effectiveness  of the design and operation of the Company's disclosure controls and procedures.  Based on the  evaluation,  our management,  including our Chief Executive  Officer and
Chief Financial Officer,  concluded that the Company's  disclosure  controls and procedures were effective as of June 30, 2007.

     Changes in Internal Controls Over Financial Reporting
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

ITEM 1A. RISK FACTORS

     Part I, Item 1A of the Form 10-K contains important risk factors that could cause the Company's actual results to differ  materially from those projected in any forward-looking statement.  Additional risks and uncertainties not currently known or that are currently  deemed  immaterial may materially  adversely impact our business, financial condition or operating results.

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

     The Company has amended and restated the second and third items under "Risk
Factors: Risks related to the Bankruptcy Cases" to read as follows:

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

     As provided by the Bankruptcy  Code, each of the Debtors  generally has the exclusive  right to  propose a plan of  reorganization  during  the  Exclusivity
Period, which has been extended to September 18, 2007. The Debtors' objective is to file such  plan(s)  during the  Exclusivity  Period,  but may be  required to request  additional  extensions,  depending on various  factors.  The Bankruptcy
Court is not obligated to approve any such extension request.

     The Debtors are pursuing  discussions in order to accomplish  restructuring plan(s) on a consensual basis, but consensual  plan(s) of reorganization may not be agreed upon. Once reorganization  plan(s) are filed, the Debtors are required to seek approval of the plan(s) by the creditors and equity holders  entitled to vote on the plan(s),  and to seek  confirmation of the plan(s) by the Bankruptcy
Court.  The Debtors'  efforts to obtain creditor  approvals and Bankruptcy Court confirmation  may not be  successful.  If the  Debtors  fail to  file  plans  of reorganization  during the Exclusivity  Period or any extension  thereof,  or if such plans are not  accepted  by the  requisite  creditors  and  equity  holders entitled to vote on the plans, or if the Debtors do not obtain  Bankruptcy Court confirmation, other parties in interest in the Bankruptcy Cases may be permitted to propose their own plans of reorganization for the Debtors.

     The Debtors  anticipate that  substantially  all of their liabilities as of the  Filing  Date will be  resolved  under one or more  plans of  reorganization proposed,  voted  on and  confirmed  in  accordance  with the  Bankruptcy  Code.
However,  there can be no assurance  that the  liabilities of one or more of the
Debtors  will not exceed the fair  value of its or their  assets.  If a debtor's creditors are not paid in full, the  Bankruptcy  Code provides that the debtor's equity holder will not be entitled to retain its equity interest, unless certain exceptions  apply.  If the  liabilities  of  one or  more  of  the  Debtors  are ultimately  found to exceed the fair value of its  assets,  claims of  creditors could be paid at less than 100% of their face value. In that event,  Palco could lose all or a material  portion of its equity  ownership  in Scopac and  Palco's other  subsidiaries,  MGI could  lose all or a  material  portion  of its equity ownership  in Palco,  or the value of such  equity  ownership  could be diluted, impaired or eliminated.

     The Palco Debtors and Scopac may be unable to obtain sufficient  additional liquidity to continue operations and reorganize successfully under Chapter 11.

     The Palco  Debtors  estimate  that they  will  have  significant  liquidity shortfalls  in 2007.  On August 6,  2007,  the Palco  Debtors  closed on the DIP
Facility,  which  is  a  $75.0  million  Debtor-in-Possession  revolving  credit facility.  The DIP Facility contains restrictive financial covenants that, among others, require the Palco Debtors to maintain a minimum level of EBITDA and meet weekly cash flow  projections.  Continued  compliance  with the DIP  Facility is dependent on the ability of the Palco Debtors to meet the  financial  covenants.
However,  the  operating  cash  flow  estimates  used to  establish  the  EBITDA maintenance  covenant  and the weekly  cash flow  projections  are  subject to a number of  assumptions  and actual  results could differ  materially  from these estimates.  The Palco Debtors may not be able to meet the restrictive  financial covenants  specified in the DIP Facility,  in which case they may not be able to continue operations and reorganize under Chapter 11 of the Bankruptcy Code.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table contains  information about the Company's  purchases of shares of its Common Stock during the three months ended June 30, 2007.

               Issuer Purchases of Equity Securities
---------------------------------------------------------------------
                                Total Number of      Average Price
           Period              Shares Purchased     Paid Per Share
                                      (1)
----------------------------- -------------------- ------------------
April 1-30, 2007              1,100                $ 30.05
May 1-31, 2007                    -                $     -
June 1-30, 2007                   -                $     -
                              -------------------- ------------------
  Total                       1,100                $ 30.05

______________________

(1)  All of  such  purchases  were  made  on  national  exchanges.  The  Company currently has no publicly-announced  plans or programs to repurchase shares of its Common Stock.

     The Company may from time to time purchase  additional shares of its Common
Stock on national exchanges or in privately negotiated transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As a result of the  commencement of the Bankruptcy  Cases,  the outstanding principal  of and accrued  interest  on, the  secured  debt  obligations  of the
Debtors,  consisting of the Scopac Timber Notes, the Scopac Line of Credit,  the
Palco Term Loan and the Palco Revolving  Credit Facility became  immediately due and  payable.  However,  claims  against the Debtors for  principal  and accrued
interest  are  stayed  while  the  Debtors  continue   business   operations  as
debtors-in-possession.  See  Note 1 for  additional  information  regarding  the effects  of the  commencement  of the  Bankruptcy  Cases  on the  Debtors'  debt obligations. Such information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on May 30, 2007, at which  meeting the  stockholders  reelected  Messrs.  Cruikshank,  Rosenberg,
Rosenthal and S. Hurwitz as directors of the Company. The results of the matters voted upon at the meeting are shown below.

Nominees for Director

     The nominees  for  election as  directors of the Company are listed  below, together with voting information for each nominee.  Messrs.  Charles E. Hurwitz,
J. Kent Friedman and Ezra G. Levin continued as directors of the Company.

     Nominees for Election by Holders of Common Stock

     Robert J.  Cruikshank - 4,898,987  votes for, 54,027 votes withheld and -0-
     broker non-votes.

     Stanley D. Rosenberg - 4,905,975  votes for,  47,039 votes withheld and -0-
     broker non-votes.

     Michael J. Rosenthal - 4,903,215  votes for,  49,799 votes withheld and -0-
     broker non-votes.

     Nominees  for  Election  by Holders of Common  Stock and Class A  Preferred
     Stock

     Shawn M. Hurwitz - 11,030,835  votes for,  250,955  votes  withheld and -0-
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

                                                   MAXXAM INC.

Date: August 9, 2007      By:            /S/         M. EMILY MADISON
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

Class  A  Preferred   Stock:   The  Company's   Class  A  $0.05   Non-Cumulative
Participating Convertible Preferred Stock

Common Stock: The Company's $0.50 par value common stock

Company:  MAXXAM Inc.,  including  its  majority and wholly owned  subsidiaries, except as otherwise indicated

Cook action:  An action  entitled Alan Cook,  et al. v. Gary Clark,  et al. (No.
DR020718) filed in the Superior Court of Humboldt County, California

Debtors:  Palco,  Scopac,  Britt, SDLLC and Palco's other  subsidiaries,  all of which have filed for reorganization under the Bankruptcy Code

DIP Facility: The $75.0 million revolving credit agreement dated as of August 6,
2007, among the Palco Debtors, as borrowers, and Marathon

ERISA: The Employee Retirement Income Security Act of 1974, as amended from time to time

Exclusivity  Period:  A  period  following  the date of  filing  of  Chapter  11 bankruptcy  (generally 120 days,  subject to extension by the bankruptcy court), during which the debtor  generally has the exclusive  right to propose a plan of reorganization

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

Lakepointe  Notes: The 7.56% notes of Lakepointe Assets and its subsidiaries due in June 2021

Laredo LLC: Laredo Race Park LLC, a wholly owned subsidiary of the Company

Marathon: Marathon Structured Finance Fund L.P.

MAXXAM Parent: MAXXAM Inc., excluding its majority and wholly owned subsidiaries

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

Motel  Notes:  The 7.03% notes of Motel Assets and its  subsidiaries  due in May
2018

NJDEP: New Jersey Department of Environmental Protection

OTS: The United States Department of Treasury's Office of Thrift Supervision

OTS action: A formal administrative  proceeding initiated by the OTS against the
Company and others on December 26, 1995

Palco: The Pacific Lumber Company, a wholly owned subsidiary of MGI

Palco Debtors: Palco, Britt, SDLLC, Salmon Creek and Scotia Inn

Palco Revolving Credit Facility: The five-year $60.0 million secured asset-based revolving  credit facility  evidenced by the Revolving Credit Agreement dated as of July 18, 2006, among Palco and Britt, as borrowers, and Marathon, as amended

Palco Term Loan: The five-year  $85.0 million secured term loan evidenced by the
Term  Loan  Agreement  dated as of July 18,  2006,  among  Palco and  Britt,  as borrowers, and Marathon, as amended

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

Salmon Creek: Salmon Creek LLC, a wholly owned subsidiary of Palco

Sam Houston  Race Park:  Texas Class 1 horse racing  facility in Houston,  Texas owned and operated by SHRP, Ltd.

Sanctions Motion: An amended  counterclaim and motion for sanctions filed by the
Respondents on November 8, 2002, in connection with the FDIC action

SAR Account:  Funds held in a reserve account titled the Scheduled  Amortization
Reserve  Account,  which was  established to support  principal  payments on the
Scopac Timber Notes

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

Scotia Inn: Scotia Inn Inc., a wholly owned subsidiary of Palco

SDLLC:  Scotia  Development  LLC, a wholly owned  subsidiary  of Palco as of the
Filing Date

SEC: The Securities and Exchange Commission

SFAS: Statement of Financial Accounting Standards

SHRP,  Ltd.:  Sam Houston  Race Park,  Ltd., a wholly  owned  subsidiary  of the
Company that owns and operates Sam Houston Race Park and Valley Race Park

Trustee: The trustee under the Scopac Indenture

USAT: United Savings Association of Texas

Valley Race Park: The Company's  greyhound racing facility located in Harlingen,
Texas

Wilson federal  action:  An action  entitled  United States of America,  ex rel.
Richard Wilson and Chris Maranto v. MAXXAM Inc., et al. (No. C 06 7497) filed in the U.S. District Court for the Northern District of California

Wilson state action:  An action  entitled  State of  California ex rel.  Richard
Wilson and Chris Maranto v. MAXXAM Inc., et al. (No. CGC 06 458528) filed in the
Superior Court of San Francisco County, California

Wilson actions: The Wilson federal action and Wilson state action, collectively